Form 10-K
period 2015-12-31
Griffin-American Healthcare REIT IV, Inc.
filed 2016-03-07
CIK 1632970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 333-205960 (1933 Act)
GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
(Exact name of registrant as specified in its charter)

Maryland	47-2887436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
18191 Von Karman Avenue, Suite 300, Irvine, California	92612
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (949) 270-9200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There is no established market for the registrant’s common stock. As of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, the registrant was seeking a public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, with shares to be sold at $10.00 per share, with discounts available for certain categories of purchasers. There were no shares of common stock held by non-affiliates as of June 30, 2015.
As of March 1, 2016, there were 20,833 shares of common stock of Griffin-American Healthcare REIT IV, Inc. outstanding.
______________________________________

DOCUMENTS INCORPORATED BY REFERENCE
None

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
(A Maryland Corporation)

PART I
Item 1. Business.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT IV, Inc. and its subsidiary, Griffin-American Healthcare REIT IV Holdings, LP, except where the context otherwise requires.
Company
Griffin-American Healthcare REIT IV, Inc. a Maryland corporation, was incorporated on January 23, 2015 and therefore we consider that our date of inception. We were initially capitalized on February 6, 2015. We intend to invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We may also originate and acquire secured loans and real estate-related investments on an infrequent and opportunistic basis. We generally will seek investments that produce current income. We intend to elect to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes beginning with our taxable year ending December 31, 2016, or the first year in which we commence material operations.
Effective February 16, 2016, we are conducting a best efforts initial public offering, or our offering, in which we are offering a minimum of $2,000,000 in shares of our common stock, or the minimum offering, and a maximum of $3,000,000,000 in shares of our common stock, or the maximum offering, in our primary offering at a price of $10.00 per share. We are also offering up to $150,000,000 in shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at a purchase price during our offering of 95.0% of the primary offering price per share, or $9.50 assuming a $10.00 per share primary offering price. We reserve the right to reallocate the shares of our common stock offered between the primary offering and the DRIP, and among classes of stock if we elect to offer additional classes in the future.
We will conduct substantially all of our operations through Griffin-American Healthcare REIT IV Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT IV Advisor, LLC, or Griffin-American Healthcare REIT Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor that has a one-year term that expires on February 16, 2017 and is subject to successive one-year renewals upon the mutual consent of the parties. Our advisor uses its best efforts, subject to the oversight and review of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly-owned subsidiary of Griffin Capital Corporation, or Griffin Capital, or collectively, our co-sponsors. Effective March 1, 2015, American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by NorthStar Asset Management Group Inc., or NSAM, and 7.8% owned by James F. Flaherty III, one of NSAM's partners. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or Griffin Capital Securities, or our dealer manager, NSAM or Mr. Flaherty; however, we are affiliated with Griffin-American Healthcare REIT IV Advisor, American Healthcare Investors and AHI Group Holdings.
As of March 7, 2016, we have neither purchased nor contracted to purchase any investments. Our advisor has not identified any real estate or real estate-related investments in which it is probable that we will invest.
Key developments during 2016

•
On February 16, 2016, our Registration Statement on Form S-11 (File No. 333-205960), registering a public offering of up to $3,000,000,000 in shares of our common stock in our primary offering and up to $150,000,000 in shares of our common stock pursuant to the DRIP for a maximum offering of up to $3,150,000,000, was declared effective by the United States Securities and Exchange Commission, or the SEC.

•
In February 2016, we adopted the DRIP, which allows stockholders to purchase additional shares of our common stock through the reinvestment of distributions at an offering price equal to 95.0% of the primary offering price of our offering, subject to certain conditions. We have registered and reserved $150,000,000 in shares of our common stock for sale pursuant to the DRIP in our offering at an offering price of $9.50 per share. No reinvestment of distributions were made for the period from January 23, 2015 (Date of Inception) through December 31, 2015.

•	In February 2016, we adopted the 2015 Incentive Plan, or our incentive plan, and the 2015 Independent Directors Compensation Plan (a sub-plan of our incentive plan).

Our Structure
The following chart indicates the relationship among us, our advisor and certain of its affiliates:

Jeffrey T. Hanson
Danny Prosky
Mathieu B. Streiff
Griffin Capital Corporation (Co-Sponsor)
100% Control
NorthStar Asset Management Group Inc. (1) (NYSE: NSAM)
100%
AHI Group Holdings, LLC
Griffin Capital, LLC
45.1%
James F. Flaherty III
100%
100%
Griffin Capital Securities, LLC (Dealer Manager)
Griffin Capital Asset Management Company, LLC
47.1%
7.8%
25%
American Healthcare Investors, LLC (Co-Sponsor)
75%
Griffin-American Healthcare REIT IV Advisor, LLC (Advisor)
Dealer Manager Agreement
100%
AHI Management Service, Inc. (Property Manager)
Advisory Agreement
20,833 Shares
General Public
Griffin-American Healthcare REIT IV, Inc. (REIT)
Limited Partner <1.0%
General Partner >99.0%
Griffin-American Healthcare REIT IV Holdings, LP (Operating Partnership)
Property Management Agreements
Subsidiaries Owning Assets

(1) NSAM holds its interest in American Healthcare Investors indirectly through certain of its subsidiaries.

Our principal executive offices are located at 18191 Von Karman Avenue, Suite 300, Irvine, California 92612, and our telephone number is (949) 270-9200. We maintain a website at http://www.healthcarereitiv.com, at which there is additional information about us and our affiliates. The contents of that site are not incorporated by reference in, or otherwise a part of, this filing. We make our periodic and current reports, and all amendments to those reports and to our registration statement and supplements to our prospectus, available at http://www.healthcarereitiv.com as soon as reasonably practicable after such materials are electronically filed with the SEC. They also are available for printing by any stockholder upon request. In addition, copies of our filings with the SEC may be obtained from the SEC’s website, http://www.sec.gov. Access to these filings is free of charge.

Investment Objectives
Our investment objectives are:

•	to preserve, protect and return our stockholders’ capital contributions;

•	to pay regular cash distributions; and

•	to realize growth in the value of our investments upon our ultimate sale of such investments.
We may not attain these objectives. Our board of directors may change our investment objectives if it determines it is advisable and in the best interest of our stockholders.
During the term of the Advisory Agreement, decisions relating to the purchase or sale of investments will be made by our advisor, subject to approval by our advisor's investment committee and oversight and approval by our board of directors.
Investment Strategy
We intend to use substantially all of the net proceeds from our offering to invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. On an infrequent and opportunistic basis, we also may originate or acquire real estate-related investments such as mortgage, mezzanine, bridge and other loans, common and preferred stock of, or other interests in, public or private unaffiliated real estate companies, commercial mortgage-backed securities, and certain other securities, including collateralized debt obligations and foreign securities. We generally will seek investments that produce current income.
We will seek to maximize long-term stockholder value by generating sustainable growth in cash flows and portfolio value. In order to achieve these objectives, we may invest using a number of investment structures which may include direct acquisitions, joint ventures, leveraged investments, issuing securities for property and direct and indirect investments in real estate. In order to maintain our exemption from regulation as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act, we may be required to limit our investments in certain types of real estate-related investments.
In addition, when and as determined appropriate by our advisor, our portfolio may also include properties in various stages of development other than those producing current income. These stages would include, without limitation, unimproved land both with and without entitlements and permits, property to be redeveloped and repositioned, newly constructed properties and properties in lease-up or other stabilization, all of which will have limited or no relevant operating histories and no current income. Our advisor will make this determination based upon a variety of factors, including the available risk-adjusted returns for such properties when compared with other available properties, the appropriate diversification of the portfolio, and our objectives of realizing both current income and capital appreciation upon the ultimate sale of properties.
For each of our investments, regardless of property type, we will seek to invest in properties with the following attributes:

•
Quality. We will seek to acquire properties that are suitable for their intended use with a quality of construction that is capable of sustaining the property’s investment potential for the long-term, assuming funding of budgeted maintenance, repairs and capital improvements.

•
Location. We will seek to acquire properties that are located in established or otherwise appropriate markets for comparable properties, with access and visibility suitable to meet the needs of its occupants. In addition to U.S. properties, we will also seek to acquire international properties that meet our investment criteria.

•
Market; Supply and Demand. We intend to focus on local or regional markets that have potential for stable and growing property level cash flows over the long-term. These determinations will be based in part on an evaluation of local and regional economic, demographic and regulatory factors affecting the property. For instance, we favor markets that indicate a growing population and employment base or markets that exhibit potential limitations on additions to supply, such as barriers to new construction. Barriers to new construction include lack of available land and stringent zoning restrictions. In addition, we generally will seek to limit our investments in areas that have limited potential for growth.

•
Predictable Capital Needs. We will seek to acquire properties where the future expected capital needs can be reasonably projected in a manner that would enable us to meet our objectives of growth in cash flows and preservation of capital and stability.

•
Cash Flows. We will seek to acquire properties where the current and projected cash flows, including the potential for appreciation in value, would enable us to meet our overall investment objectives. We intend to evaluate cash flows as well as expected growth and the potential for appreciation.

We will not invest more than 10.0% of the proceeds available for investment from our offering in unimproved or non-income producing properties or in other investments relating to unimproved or non-income producing property. A property will be considered unimproved or non-income producing property for purposes of this limitation if it: (1) is not acquired for the purpose of producing rental or other operating income; or (2) has no development or construction in process at the date of acquisition or planned in good faith to commence within one year of the date of acquisition.
We will not invest more than 10.0% of the proceeds available for investment from our offering in commercial mortgage-backed securities. In addition, we will not invest more than 10.0% of the proceeds available for investment from our offering in equity securities of public or private real estate companies.
We are not limited as to the geographic areas where we may acquire properties and may acquire properties domestically as well as internationally. We are not specifically limited in the number or size of properties we may acquire or on the percentage of our assets that we may invest in a single property or investment. The number and mix of properties and real estate-related investments we will acquire will depend upon real estate and market conditions and other circumstances existing at the time we are acquiring our properties and making our investments, and the amount of proceeds we raise in this and potential future offerings.
We generally anticipate that after an initial phase of operations when we may employ greater amounts of leverage, aggregate borrowings, both secured and unsecured, will not exceed 50.0% of the combined market value of all of our real estate and real estate-related investments, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment.
Real Estate Investments
We intend to invest in a diversified portfolio of real estate investments, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We generally will seek investments that produce current income. Our investments may include:

•	medical office buildings;

•	hospitals;

•	skilled nursing facilities;

•	senior housing facilities;

•
healthcare-related facilities operated utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a RIDEA structure (the provisions of the Code authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008);

•	long-term acute care facilities;

•	surgery centers;

•	memory care facilities;

•	specialty medical and diagnostic service facilities;

•	laboratories and research facilities;

•	pharmaceutical and medical supply manufacturing facilities; and

•	offices leased to tenants in healthcare-related industries.
Our advisor generally will seek to acquire real estate on our behalf of the types described above that will best enable us to meet our investment objectives, taking into account the diversification of our portfolio at the time, relevant real estate and financial factors, the location, the income-producing capacity, and the prospects for long-range appreciation of a particular property and other considerations. As a result, we may acquire properties other than the types described above. In addition, we may acquire properties that vary from the parameters described above for a particular property type.

The consideration for each real estate investment must be authorized by a majority of our directors or a duly authorized committee of our board of directors, and ordinarily is based on the fair market value of the investment. If the majority of our independent directors or a duly authorized committee of our board of directors so determines, or if the investment is to be acquired from one of our co-sponsors, our advisor, any of our directors or an affiliate thereof, the fair market value determination must be supported by an appraisal obtained from a qualified, independent appraiser selected by a majority of our independent directors.
Our real estate investments generally are expected to take the form of holding fee title or long-term leasehold interests. Our investments may be made either directly through our operating partnership or indirectly through investments in joint ventures, limited liability companies, general partnerships or other co-ownership arrangements with the developers of the properties, affiliates of our advisor or other persons.
In addition, we may purchase real estate investments and lease them back to the sellers of such properties. Our advisor will use its best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” and so that we will be treated as the owner of the property for federal income tax purposes. However, we cannot assure our stockholders that the Internal Revenue Service, or the IRS, will not challenge such characterization. In the event that any such sale-leaseback transaction is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such real estate investment would be disallowed or significantly reduced.
Our obligation to close a transaction involving the purchase of real estate is generally conditioned upon the delivery and verification of certain documents from the seller or developer, including, where appropriate:

•	plans and specifications;

•	environmental reports (generally a minimum of a Phase I investigation);

•	building condition reports;

•	surveys;

•	evidence of marketable title subject to such liens and encumbrances as are acceptable to our advisor;

•	audited financial statements covering recent operations of real properties having operating histories unless such statements are not required to be filed with the SEC and delivered to stockholders;

•	title insurance policies; and

•	liability insurance policies.
In determining whether to purchase a particular real estate investment, we may, in circumstances in which our advisor deems it appropriate, obtain an option on such property, including land suitable for development. The amount paid for an option is normally surrendered if the real estate is not purchased, and is normally credited against the purchase price if the real estate is purchased. We also may enter into arrangements with the seller or developer of a real estate investment whereby the seller or developer agrees that if, during a stated period, the real estate investment does not generate specified cash flows, the seller or developer will pay us cash in an amount necessary to reach the specified cash flows level, subject in some cases to negotiated dollar limitations.
We will not purchase or lease real estate in which one of our co-sponsors, our advisor, any of our directors or any of their affiliates have an interest without a determination by a majority of our disinterested directors and a majority of our disinterested independent directors that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the real estate investment to the affiliated seller or lessor, unless there is substantial justification for the excess amount and the excess amount is reasonable. In no event will we acquire any such real estate investment at an amount in excess of its current appraised value.
We intend to obtain adequate insurance coverage for all real estate investments in which we invest. However, there are types of losses, generally catastrophic in nature, for which we do not obtain insurance unless we are required to do so by mortgage lenders. See Item 1A. Risk Factors — Risks Related to Investments in Real Estate — Uninsured losses relating to real estate and lender requirements to obtain insurance may reduce their returns.
We intend to acquire leased properties with long-term leases and we do not intend to operate any healthcare-related facilities directly. As a REIT, we will be prohibited from operating healthcare-related facilities directly; however, from time to time we may lease a healthcare-related facility that we acquire to a wholly-owned taxable REIT subsidiary, or TRS, if we acquire healthcare-related facilities operated utilizing a RIDEA structure. In such an event, our TRS will engage a third party in the business of operating healthcare-related facilities to manage the property.

Joint Ventures
It is likely that we will enter into joint ventures, general partnerships and other arrangements with one or more institutions or individuals, including real estate developers, operators, owners, investors and others, some of whom may be affiliates of our advisor, for the purpose of acquiring real estate. Such joint ventures may be leveraged with debt financing or unleveraged. We may enter into joint ventures to further diversify our investments or to access investments which meet our investment criteria that would otherwise be unavailable to us. In determining whether to invest in a particular joint venture, our advisor will evaluate the real estate that such joint venture owns or is being formed to own under the same criteria described elsewhere in this Annual Report on Form 10-K for the selection of our other properties. However, we will not participate in tenant in common syndications or transactions.
Joint ventures with unaffiliated third parties may be structured such that the investment made by us and the co-venturer are on substantially different terms and conditions. For example, while we and a co-venturer may invest an equal amount of capital in an investment, the investment may be structured such that we have a right to priority distributions of cash flows up to a certain target return while the co-venturer may receive a disproportionately greater share of cash flows than we are to receive once such target return has been achieved. This type of investment structure may result in the co-venturer receiving more of the cash flows, including appreciation, of an investment than we would receive. See Item 1A. Risk Factors — Risks Related to Joint Ventures.
We may only enter into joint ventures with other Griffin Capital programs or American Healthcare Investors-sponsored programs, affiliates of our advisor or any of our directors for the acquisition of properties if:

•	a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction, approves the transaction as being fair and reasonable to us; and

•	the investment by us and such affiliates are on substantially the same terms and conditions.
We may invest in general partnerships or joint ventures with other Griffin Capital or American Healthcare Investors-sponsored programs or affiliates of our advisor to enable us to increase our equity participation in such ventures, so that ultimately we own a larger equity percentage of the property. Our entering into joint ventures with our advisor or any of its affiliates will result in certain conflicts of interest. If we enter into joint ventures with affiliates, we may face conflicts of interest or disagreements with our joint venture partners that may not be resolved as quickly or on terms as advantageous to us as would be the case if the joint venture had been negotiated at arm’s-length with an independent joint venture partner.
Real Estate-Related Investments
In addition to our acquisition of medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities, on an infrequent and opportunistic basis, we also may invest in real estate-related investments, including loans (mortgage, mezzanine, bridge and other loans) and securities investments (common and preferred stock of or other interests in public or private unaffiliated real estate companies, commercial mortgage-backed securities, and certain other securities, including collateralized debt obligations and foreign securities).
Investing In and Originating Loans
Our criteria for making or investing in loans will be substantially the same as those involved in our investment in properties. We do not intend to make loans to other persons, to underwrite securities of other issuers or to engage in the purchase and sale of any types of investments other than those relating to real estate. We will not make or invest in mortgage loans, including a construction loan, on any one property if the aggregate amount of all mortgage loans outstanding on the property, including our loan, would exceed an amount equal to 85.0% of the appraised value of the property, as determined by appraisal, unless we find substantial justification due to other underwriting criteria; however, our policy generally will be that the aggregate amount of all mortgage loans outstanding on the property, including our loan, would not exceed 75.0% of the appraised value of the property. We may find such justification in connection with the purchase of loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and in which the cost of the loan investment does not exceed the fair market value of the underlying property. We will not invest in or make loans unless an appraisal has been obtained concerning the underlying property, except for those loans insured or guaranteed by a government or government agency. In cases in which a majority of our independent directors so determine and in the event the transaction is with one of our co-sponsors, our advisor, any of our directors or any of their respective affiliates, the appraisal will be obtained from a certified independent appraiser to support its determination of fair market value.
We may invest in first, second and third mortgage loans, mezzanine loans, bridge loans, wraparound mortgage loans, construction mortgage loans on real property, and loans on leasehold interest mortgages. However, we will not make or invest in any loans that are subordinate to any mortgage or equity interest of our advisor, any of our directors, one of our co-sponsors, or any of our affiliates. We also may invest in participations in mortgage loans. A mezzanine loan is a loan made in respect of certain real property but is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. A bridge loan is short term financing, for an individual or business, until permanent or the next stage of financing can be obtained. Second mortgage and wraparound loans are secured by second or wraparound deeds of trust on real property that is already subject to prior mortgage indebtedness. A wraparound loan is one or more junior mortgage loans having a principal amount equal to the outstanding balance under the existing mortgage loan, plus the amount actually to be advanced under the wraparound mortgage loan. Under a wraparound loan, we would generally make principal and interest payments on behalf of the borrower to the holders of the prior mortgage loans. Third mortgage loans are secured by third deeds of trust on real property that is already subject to prior first and second mortgage indebtedness. Construction loans are loans made for either original development or renovation of property. Construction loans in which we would generally consider an investment would be secured by first deeds of trust on real property for terms generally ranging from six months to two years. Loans on leasehold interests are secured by an assignment of the borrower’s leasehold interest in the particular real property. These loans are generally for terms of from six months to 15 years. The leasehold interest loans are either amortized over a period that is shorter than the lease term or have a maturity date prior to the date the lease terminates. These loans would generally permit us to cure any default under the lease. Mortgage participation investments are investments in partial interests of mortgages of the type described above that are made and administered by third-party mortgage lenders.
In evaluating prospective loan investments, our advisor will consider factors such as the following:

•	the ratio of the investment amount to the underlying property’s value;

•	the property’s potential for capital appreciation;

•	expected levels of rental and occupancy rates;

•	the condition and use of the property;

•	current and projected cash flows of the property;

•	potential for rent increases;

•	the degree of liquidity of the investment;

•	the property’s income-producing capacity;

•	the quality, experience and creditworthiness of the borrower;

•	general economic conditions in the area where the property is located;

•	in the case of mezzanine loans, the ability to acquire the underlying real property; and

•	other factors that our advisor believes are relevant.
In addition, we will seek to obtain a customary lender’s title insurance policy or commitment as to the priority of the mortgage or condition of the title. Because the factors considered, including the specific weight we place on each factor, will vary for each prospective loan investment, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.
We may originate loans from mortgage brokers or personal solicitations of suitable borrowers, or may purchase existing loans that were originated by other lenders. We may purchase existing loans from affiliates, and we may make or invest in loans in which the borrower is an affiliate. Our advisor will evaluate all potential loan investments to determine if the security for the loan and the loan-to-value ratio meets our investment criteria and objectives. Most loans that we will consider for investment would provide for monthly payments of interest and some may also provide for principal amortization, although many loans of the nature that we will consider provide for payments of interest only and a payment of principal in full at the end of the loan term. We will not originate loans with negative amortization provisions.
We are not limited as to the amount of our assets that may be invested in construction loans, mezzanine loans, bridge loans, loans secured by leasehold interests and second, third and wraparound mortgage loans. However, we recognize that these types of loans are riskier than first deeds of trust or first priority mortgages on income-producing, fee-simple properties, and we expect to minimize the amount of these types of loans in our portfolio, to the extent that we make or invest in loans at all. Our advisor will evaluate the fact that these types of loans are riskier in determining the rate of interest on the loans. We do not have any policy that limits the amount that we may invest in any single loan or the amount we may invest in loans to any one borrower. We are not limited as to the amount of gross offering proceeds that we may use to invest in or originate loans, and we have not established a portfolio turnover policy with respect to such loans.
Our loan investments may be subject to regulation by federal, state and local authorities and subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, including among other things, regulating credit granting activities, establishing maximum interest rates and finance charges, requiring disclosures to customers, governing secured transactions and setting collection, repossession and claims handling procedures and other trade practices. In addition, certain states have enacted legislation requiring the licensing of mortgage bankers or other lenders and these requirements may affect our ability to effectuate our proposed investments in loans. Commencement of operations in these or other jurisdictions may be dependent upon a finding of our financial responsibility, character and fitness. We may determine not to make loans in any jurisdiction in which the regulatory authority determines that we have not complied in all material respects with applicable requirements.
Investing in Securities
We may invest in the following types of securities: (1) equity securities such as common stocks, preferred stocks and convertible preferred securities of public or private unaffiliated real estate companies (including other REITs, real estate operating companies and other real estate companies); (2) debt securities such as commercial mortgage-backed securities and debt securities issued by other unaffiliated real estate companies; and (3) certain other types of securities that may help us reach our diversification and other investment objectives. These other securities may include, but are not limited to, various types of collateralized debt obligations and certain non-U.S. dollar denominated securities.
Our advisor has substantial discretion with respect to the selection of specific securities investments. Our charter provides that we may not invest in equity securities unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, approve such investment as being fair, competitive and commercially reasonable. Consistent with such requirements, in determining the types of securities investments to make, our advisor will adhere to a board-approved asset allocation framework consisting primarily of components such as: (1) target mix of securities across a range of risk/reward characteristics; (2) exposure limits to individual securities; and (3) exposure limits to securities subclasses (such as common equities, debt securities and foreign securities). Within this framework, our advisor will evaluate specific criteria for each prospective securities investment including:

•	positioning the overall portfolio to achieve an optimal mix of real estate and real estate-related investments;

•	diversification benefits relative to the rest of the securities assets within our portfolio;

•	fundamental securities analysis;

•	quality and sustainability of underlying property cash flows;

•	broad assessment of macroeconomic data and regional property level supply and demand dynamics;

•	potential for delivering high current income and attractive risk-adjusted total returns; and

•	additional factors considered important to meeting our investment objectives.
Commercial mortgage-backed securities are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Commercial mortgage-backed securities generally are pass-through certificates that represent beneficial ownership interests in common law trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. They typically are issued in multiple tranches whereby the more senior classes are entitled to priority distributions from the trust’s income. Losses and other shortfalls from expected amounts to be received in the mortgage pool are borne by the most subordinate classes, which receive payments only after the more senior classes have received all principal and/or interest to which they are entitled. Commercial mortgage-backed securities are subject to all of the risks of the underlying mortgage loans. We may invest in investment grade and non-investment grade commercial mortgage-backed securities. However, we will not invest more than 10.0% of the proceeds available for investment from our offering in commercial mortgage-backed securities.
We will not invest more than 10.0% of the proceeds available for investment from our offering in equity securities of public or private real estate companies. The specific number and mix of securities in which we invest will depend upon real estate market conditions, other circumstances existing at the time we are investing in our securities, the amount of any future indebtedness that we may incur and any possible future equity offerings. We will not invest in securities of other issuers for the purpose of exercising control and the first or second mortgages in which we intend to invest will likely not be insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs or otherwise guaranteed or insured. Real estate-related equity securities are generally unsecured and also may be subordinated to other obligations of the issuer. Our investments in real estate-related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer.
Our Strategies and Policies With Respect to Borrowing
We intend to use secured and unsecured debt as a means of providing additional funds for the acquisition of properties and real estate-related investments. Our ability to enhance our investment returns and to increase our diversification by acquiring assets using additional funds provided through borrowing could be adversely impacted if banks and other lending institutions reduce the amount of funds available for the types of loans we seek. When interest rates are high or financing is otherwise unavailable on a timely basis, we may purchase certain assets for cash with the intention of obtaining debt financing at a later time. We may also utilize derivative financial instruments such as fixed interest rate swaps and caps to add stability to interest expense and to manage our exposure to interest rate movements.
We generally anticipate that after an initial phase of operations when we may employ greater amounts of leverage, aggregate borrowings, both secured and unsecured, will not exceed 50.0% of the combined market value of all of our real estate and real estate-related investments, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our borrowing policies do not limit the amount we may borrow with respect to any individual investment.
Our board of directors will review our aggregate borrowings at least quarterly to ensure that such borrowings are reasonable in relation to our net assets. Our borrowing policies preclude us from borrowing in excess of 300% of our net assets, unless any excess in such borrowing is approved by a majority of our independent directors and is disclosed in our next quarterly report along with justification for such excess. Net assets for purposes of this calculation are defined as our total assets, other than intangibles, valued at cost before deducting depreciation, amortization, bad debt and other similar non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with justification for such excess. In such event, we will review our debt levels at that time and take action to reduce any such excess as soon as practicable. We are likely to exceed these leverage limitations during the period prior to the investment of all of the net proceeds from our offering and any subsequent offering of our common stock. We may also incur indebtedness to finance improvements to properties and, if necessary, for working capital needs or to meet the distribution requirements applicable to REITs under the federal income tax laws.
By operating on a leveraged basis, we will have more funds available for our investments. This generally will enable us to make more investments than would otherwise be possible, potentially resulting in enhanced investment returns and a more diversified portfolio. However, our use of leverage will increase the risk of default on loan payments and the resulting foreclosure of a particular asset. In addition, lenders may have recourse to assets other than those specifically securing the repayment of the indebtedness.
Our advisor will use its best efforts to obtain financing on the most favorable terms available to us and will refinance assets during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing loan, when an existing loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include increased cash flows resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, and an increase in diversification and assets owned if all or a portion of the refinancing proceeds are reinvested.
Our charter restricts us from borrowing money from one of our co-sponsors, our advisor, any of our directors or any of their respective affiliates unless such loan is approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction as being fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties.
When incurring secured debt, we may incur recourse indebtedness, which means that the lenders’ rights upon our default generally will not be limited to foreclosure on the property that secured the obligation. If we incur mortgage indebtedness, we will endeavor to obtain level payment financing, meaning that the amount of debt service payable would be substantially the same each year, although some mortgages are likely to provide for one large payment and we may incur floating or adjustable rate financing when our board of directors determines it to be in our best interest.
Our board of directors controls our strategies with respect to borrowing and may change such strategies at any time without stockholder approval, subject to the maximum borrowing limit of 300% of our net assets described above.
Real Estate Acquisitions
Our advisor will evaluate various potential investments on our behalf and engage in discussions and negotiations with real property sellers, developers, brokers, lenders, investment managers and others regarding such potential investments. We expect that this will normally occur upon the signing of a purchase agreement for the acquisition of a specific, significant property or real estate-related investment, but may occur before or after such signing or upon the satisfaction or expiration of major contingencies in any such purchase agreement, depending on the particular circumstances surrounding each potential investment.
Sale or Disposition of Assets
Our advisor and our board of directors will determine whether a particular property should be sold or otherwise disposed of after consideration of the relevant factors, including performance or projected performance of the property and market conditions, with a view toward achieving our principal investment objectives.
We intend to hold each property or real estate-related investment we acquire for an extended period. However, circumstances might arise which could result in a shortened holding period for certain investments. In general, the holding period for real estate-related investments other than real property is expected to be shorter than the holding period for real property assets. A property or real estate-related investment may be sold before the end of the expected holding period if:

•	diversification benefits exist associated with disposing of the investment and rebalancing our investment portfolio;

•	an opportunity arises to pursue a more attractive investment;

•	in the judgment of our advisor, the value of the investment might decline;

•	with respect to properties, a major tenant involuntarily liquidates or is in default under its lease;

•	the investment was acquired as part of a portfolio acquisition and does not meet our general acquisition criteria;

•	an opportunity exists to enhance overall investment returns by raising capital through sale of the investment; or

•	in the judgment of our advisor, the sale of the investment is in the best interest of our stockholders.
The determination of whether a particular property or real estate-related investment should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, with a view toward maximizing our investment objectives. We cannot assure our stockholders that this objective will be realized. The selling price of a property which is net leased will be determined in large part by the amount of rent payable under the lease(s) for such property. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. The terms of payment will be affected by custom in the area in which the investment being sold is located and the then-prevailing economic conditions.
Construction and Development Activities
From time to time, we may construct and develop real estate assets or render services in connection with these activities. We may be able to reduce overall purchase costs by constructing and developing property versus purchasing a finished property. Developing and constructing properties would, however, expose us to risks such as cost overruns, carrying costs of projects under construction or development, availability and costs of materials and labor, weather conditions and government regulation. We will retain independent contractors to perform the actual construction work on tenant improvements, such as installing heating, ventilation and air conditioning systems.
Additionally, we may engage our advisor or its affiliates to provide development-related services for all or some of the properties that we acquire for development or refurbishment. In those cases, we will pay our advisor or its affiliates a development fee that is usual and customary for comparable services rendered for similar projects in the geographic market where the services are provided. However, we will not pay a development fee to our advisor or its affiliates if our advisor or any of its affiliates elect to receive an acquisition fee based on the cost of such development. In the event that our advisor assists with planning and coordinating the construction of any tenant improvements or capital improvements, our advisor may be paid a construction management fee of up to 5.0% of the cost of such improvements.
We anticipate that tenant improvements required at the time of our acquisition of a property will be funded from our offering proceeds. However, at such time as a tenant of one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract new tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. Since we do not anticipate maintaining permanent working capital reserves, we may not have access to funds required in the future for tenant improvements and tenant refurbishments in order to attract new tenants to lease vacated space.
Terms of Leases
The terms and conditions of any lease we enter into with our tenants may vary substantially from those we describe in this Annual Report on Form 10-K. However, we expect that a majority of our leases will require the tenant to pay or reimburse us for some or all of the operating expenses of the building based on the tenant’s proportionate share of rentable space within the building. Operating expenses typically include, but are not limited to, real estate taxes, sales and use taxes, special assessments, utilities, insurance and building repairs, and other building operation and management costs. We expect to be responsible for the replacement of specific structural components of a property such as the roof of the building or the parking lot. We expect that many of our leases will have terms of five or more years, some of which may have renewal options.
Investment Policies and Limitations
Our charter places numerous limitations on us with respect to the manner in which we may invest our funds. Pursuant to these limitations, we will not:

•
make investments in unimproved property or indebtedness secured by a deed of trust or mortgage loans on unimproved property in excess of 10.0% of our total assets (as used herein, “unimproved property” means any investment with the following characteristics: (a) an equity interest in real property which was not acquired for the purpose of producing rental or other operating income; (b) has no development or construction in process on such land; and (c) no development or construction on such land is planned to commence within one year);

•
invest in commodities or commodity futures contracts, except for futures contracts when used solely for the purpose of hedging in connection with our ordinary business of investing in real estate assets;

•	invest in real estate contracts of sale, otherwise known as land sale contracts, unless the contract is in recordable form and is appropriately recorded in the chain of title;

•
make or invest in mortgage loans unless an appraisal is obtained concerning the underlying property except for those mortgage loans insured or guaranteed by a government or government agency. In cases where a majority of our independent directors determines, and in all cases in which the transaction is with any of our directors, our advisor, one of our co-sponsors or any of their respective affiliates, such appraisal shall be obtained from an independent appraiser. We will maintain such appraisal in our records for at least five years and it will be available for their inspection and duplication. We will also obtain a mortgagee’s or owner’s title insurance policy as to the priority of the mortgage;

•
make or invest in mortgage loans on any one property if the aggregate amount of all mortgage loans on such property, including our loan, would exceed an amount equal to 85.0% of the appraised value of such property as determined by appraisal unless substantial justification exists for exceeding such limit because of the presence of other underwriting criteria; however, our board of directors has adopted a policy more restrictive than our charter limitation that limits the aggregate amount of all mortgage loans outstanding on the property, including our loan, to 75.0% of the appraised value of the property;

•	make or invest in mortgage loans that are subordinate to any lien or other indebtedness of any of our directors, our advisor, one of our co-sponsors or any of our affiliates;

•	issue equity securities redeemable solely at the option of the holder (this limitation, however, does not limit or prohibit the operation of our share repurchase plan);

•
issue debt securities unless the historical debt service coverage (in the most recently completed fiscal year) as adjusted for known changes is anticipated to be sufficient to properly service that higher level of debt;

•	issue equity securities on a deferred payment basis or other similar arrangement;

•
issue options or warrants to purchase shares of our stock to our advisor, any of our directors, one of our co-sponsors or any of their respective affiliates except on the same terms as the options or warrants are sold to the general public; options or warrants may be issued to persons other than our directors, our advisor, our co-sponsors or any of their respective affiliates, but not at exercise prices less than the fair market value of the underlying securities on the date of grant and not for consideration (which may include services) that in the judgment of our independent directors has a market value less than the value of such options or warrants on the date of grant;

•	engage in investment activities that would cause us to be classified as an investment company under the Investment Company Act;

•
make any investment that is inconsistent with our objectives of qualifying and remaining qualified as a REIT unless and until our board of directors determines, in its sole discretion, that REIT qualification is not in our best interest;

•	engage in securities trading or engage in the business of underwriting or the agency distribution of securities issued by other persons;

•
acquire interests or securities in any entity holding investments or engaging in activities prohibited by our charter except for investments in which we hold a non-controlling interest and investments in entities having securities listed on a national securities exchange;

•	make investments in commercial mortgage-backed securities in excess of 10.0% of our total assets; or

•	make investments in equity securities of public or private real estate companies in excess of 10.0% of our total assets.
Board Review of Our Investment Policies
Our board of directors has established written policies on investments and borrowing. Our board of directors is responsible for monitoring the administrative procedures, investment operations and performance of our company and our advisor to ensure such policies are carried out. Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of our stockholders. Each determination and the basis therefore is required to be set forth in the minutes of the applicable meetings of our directors. Implementation of our investment policies also may vary as new investment techniques are developed. Our investment policies may not be altered by our board of directors without the approval of our stockholders.
As required by our charter, our independent directors have reviewed our policies outlined above and determined that they are in the best interests of our stockholders because: (1) they increase the likelihood that we will be able to acquire a diversified portfolio of income-producing properties, thereby reducing risk in our portfolio; (2) there are sufficient property acquisition opportunities with the attributes that we seek; (3) our executive officers, directors and affiliates of our advisor entities have expertise with the type of real estate investments we seek; and (4) our borrowings will enable us to purchase assets and earn real estate revenue more quickly, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.
Tax Status
We intend to elect to be taxed, as a REIT under Sections 856 through 860 of the Code, and we intend to be taxed as such beginning with our taxable year ended December 31, 2016, or the first year in which we commence material operations. We have not yet qualified as a REIT. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our future annual ordinary taxable income, excluding net capital gains, to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could have a material adverse affect on our net income and net cash available for distribution to stockholders.
Distribution Policy
In order to qualify and maintain our qualification as a REIT for federal income tax purposes, among other things, we are required to distribute 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. We cannot predict if we will generate sufficient cash flows to continue to pay cash distributions to our stockholders on an ongoing basis or at all. The amount of any cash distributions is determined by our board of directors and depends on the amount of distributable funds, current and projected cash requirements, tax considerations, any limitations imposed by the terms of indebtedness we may incur and other factors. If our investments produce sufficient cash flows, we expect to continue to pay distributions to our stockholders on a monthly basis. Because our cash available for distribution in any year may be less than 90.0% of our annual taxable income, excluding net capital gains, for the year, we may be required to borrow money, use proceeds from the issuance of securities (in subsequent offerings, if any) or sell assets to pay out enough of our taxable income to satisfy the distribution requirement. These methods of obtaining funds could affect future distributions by increasing operating costs. We did not establish any limit on the amount of proceeds from our offering, and we have not established any limit on the amount of proceeds from any future offerings, that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (3) jeopardize our ability to qualify and maintain our qualification as a REIT.
Monthly distributions are calculated with daily record dates so distribution benefits begin to accrue immediately upon becoming a stockholder. However, our board of directors could, at any time, elect to pay distributions quarterly to reduce administrative costs. Subject to applicable REIT rules, we generally intend to reinvest proceeds from the sale, financing, refinancing or other disposition of our properties through the purchase of additional properties, although we cannot assure our stockholders that we will be able to do so.
The amount of distributions we pay to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for the payment of distributions, our financial condition, capital expenditure requirements, annual distribution requirements needed to maintain our status as a REIT under the Code and restrictions imposed by our organizational documents and Maryland Law.
See Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions, for a further discussion of distributions.
Competition
We compete with many other entities engaged in real estate investment activities for acquisitions of medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities, including international, national, regional and local operators, acquirers and developers of healthcare real estate properties. The competition for healthcare real estate properties may significantly increase the price we must pay for medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities or other assets we seek to acquire, and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger healthcare REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition will result in increased demand for these assets, and therefore, increased prices paid for them. Due to an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices if we purchase single properties in comparison with portfolio acquisitions. If we pay higher prices for medical office buildings, hospitals, skilled nursing facilities, senior housing or other healthcare-related facilities, our business, financial condition, results of operations and our ability to pay distributions to our stockholders may be materially and adversely affected and our stockholders may experience a lower return on their investment.
Government Regulations
Many laws and governmental regulations are applicable to our properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.
Costs of Compliance with the Americans with Disabilities Act. Under the Americans with Disabilities Act of 1990, as amended, or the ADA, all public accommodations must meet federal requirements for access and use by disabled persons. Although we believe that we are in substantial compliance with present requirements of the ADA, none of our properties have been audited, nor have investigations of our properties been conducted to determine compliance. Additional federal, state and local laws also may require modifications to our properties or restrict our ability to renovate our properties. We cannot predict the cost of compliance with the ADA or other legislation. We may incur substantial costs to comply with the ADA or any other legislation.
Costs of Government Environmental Regulation and Private Litigation. Environmental laws and regulations hold us liable for the costs of removal or remediation of certain hazardous or toxic substances which may be on our properties. These laws could impose liability without regard to whether we are responsible for the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence of hazardous substances on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability on a person who arranges for the disposal or treatment of hazardous or toxic substances and such person often must incur the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. As the owner of our properties, we may be deemed to have arranged for the disposal or treatment of hazardous or toxic substances.
Other Federal, State and Local Regulations. Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we may incur governmental fines or private damage awards. While we believe that our properties are and will be in substantial compliance with all of these regulatory requirements, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely affect our ability to make distributions to our stockholders. We believe, based in part on engineering reports which are generally obtained at the time we acquire the properties, that all of our properties comply in all material respects with current regulations. However, if we were required to make significant expenditures under applicable regulations, our financial condition, results of operations, cash flows and ability to satisfy our debt service obligations and to pay distributions could be adversely affected.
Issuing Securities for Property
Subject to limitations contained in our organizational and governance documents, we may issue, or cause to be issued, shares of our stock or limited partnership units in our operating partnership in any manner (and on such terms and for such consideration) in exchange for real estate. Our existing stockholders have no preemptive rights to purchase such shares of our stock or limited partnership units in any such offering, and any such offering might cause a dilution of a stockholder’s initial investment.
In order to induce the contributors of such properties to accept units in our operating partnership, rather than cash, in exchange for their properties, it may be necessary for us to provide them additional incentives. For instance, our operating partnership’s partnership agreement provides that any holder of units may exchange limited partnership units on a one-for-one basis for shares of our common stock, or, at our option, cash equal to the value of an equivalent number of shares of our common stock. We may, however, enter into additional contractual arrangements with contributors of property under which we would agree to repurchase a contributor’s units for shares of our common stock or cash, at the option of the contributor, at set times. In order to allow a contributor of a property to defer taxable gain on the contribution of property to our operating partnership, we might agree not to sell a contributed property for a defined period of time or until the contributor exchanged the contributor’s units for cash or shares of our common stock. Such an agreement would prevent us from selling those properties, even if market conditions made such a sale favorable to us. Although we may enter into such transactions with other existing or future American Healthcare Investors or Griffin Capital programs, we do not currently intend to do so. We may acquire assets from, or dispose of assets to, affiliates of our advisor, which could result in us entering into transactions on less favorable terms than we would receive from a third party or that negatively affect the public’s perception of us.
Employees
We have no employees and our executive officers are all employees of affiliates of our advisor. Our day-to-day management is performed by our advisor and their affiliates. We cannot determine at this time if or when we might hire any employees, although we do not anticipate hiring any employees during the next twelve months. We do not directly compensate our executive officers for services rendered to us. However, our executive officers, consultants and the executive officers and key employees of our advisor are eligible for awards pursuant to our incentive plan. As of December 31, 2015, no awards had been granted to our executive officers, consultants or the executive officers or key employees of our advisor under this plan.
Investment Company Act Considerations
We intend to conduct our operations, and the operations of our operating partnership and any other subsidiaries, so that no such entity meets the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act. Under the Investment Company Act, in relevant part, a company is an “investment company” if:

•	pursuant to Section 3(a)(1)(A), it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or

•
pursuant to Section 3(a)(1)(C), it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding the 40.0% test. “Investment securities” excludes U.S. Government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

We intend to primarily engage in the business of investing in real estate assets; however, our portfolio may include, to a much lesser extent, other real estate-related investments. We also may acquire real estate assets through investments in joint venture entities, including joint venture entities in which we may not own a controlling interest. We anticipate that our assets generally will be held in wholly and majority-owned subsidiaries of the company, each formed to hold a particular asset. We intend to monitor our operations and our assets on an ongoing basis in order to ensure that neither we, nor any of our subsidiaries, meet the definition of “investment company” under Section 3(a)(1) of the Investment Company Act. Among other things, we will monitor the proportion of our portfolio that is placed in investments in securities.
Item 1A. Risk Factors.
Investment Risks
There is no public market for the shares of our common stock. Therefore, it will be difficult for our stockholders to sell their shares of our common stock and, if our stockholders are able to sell their shares of our common stock, they will likely sell them at a substantial discount.
There currently is no public market for the shares of our common stock. We do not expect a public market for our stock to develop prior to the listing of the shares of our common stock on a national securities exchange, which we do not expect to occur in the near future and which may not occur at all. Additionally, our charter contains restrictions on the ownership and transfer of shares of our stock, and these restrictions may inhibit our stockholders' ability to sell their shares of our common stock. Our charter provides that no person may own more than 9.9% in value of our issued and outstanding shares of capital stock or more than 9.9% in value or in number of shares, whichever is more restrictive, of the issued and outstanding shares of our common stock. Any purported transfer of the shares of our common stock that would result in a violation of either of these limits will result in such shares being transferred to a trust for the benefit of a charitable beneficiary or such transfer being declared null and void. We have adopted a share repurchase plan, but it is limited in terms of the amount of shares of our common stock which may be repurchased annually and is subject to our board of directors’ discretion. Our board of directors may also amend, suspend, or terminate our share repurchase plan at any time upon 30 days’ written notice. Therefore, it will be difficult for our stockholders to sell their shares of our common stock promptly or at all. If our stockholders are able to sell their shares of our common stock, our stockholders may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that, at the time we make our investments, the amount of funds available for investment may be reduced by up to 4.0% of the gross offering proceeds (excluding the 2.0% of the gross offering proceeds portion of the dealer manager fee funded by our advisor), which will be used to pay selling commissions and a dealer manager fee. We also will be required to use gross offering proceeds to pay acquisition fees, acquisition expenses and asset management fees. Unless our aggregate investments increase in value to compensate for these fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares of our common stock, whether pursuant to our share repurchase plan or otherwise, without incurring a substantial loss. We cannot assure our stockholders that their shares of our common stock will ever appreciate in value to equal the price our stockholders paid for their shares of our common stock. Therefore, our stockholders should consider the purchase of shares of our common stock as illiquid and a long-term investment, and our stockholders must be prepared to hold their shares of our common stock for an indefinite length of time.
We have not identified any of the real estate or real estate-related investments to acquire with the net proceeds from our offering.
We have not identified any of the real estate or real estate-related investments to acquire with the net proceeds of our offering. As a result, this is considered a “blind pool” offering because investors in the offering are unable to evaluate the manner in which our net proceeds are invested and the economic merits of our investments prior to subscribing for shares of our common stock. Additionally, our stockholders will not have the opportunity to evaluate the transaction terms or other financial or operational data concerning the real estate or real estate-related investments we acquire in the future.
We have no operating history. Therefore, our stockholders may not be able to adequately evaluate our ability to achieve our investment objectives, and the prior performance of other programs sponsored or co-sponsored by American Healthcare Investors and Griffin Capital may not be an accurate predictor of our future results.
We were formed in January 2015 and did not engage in any material business operations prior to our offering. As a result, an investment in shares of our common stock may entail more risks than the shares of common stock of a REIT with a more substantial operating history. In addition, our stockholders should not rely on the past performance of other American Healthcare Investors or Griffin Capital-sponsored or co-sponsored programs to predict our future results. our stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies like ours that do not have a substantial operating history, many of which may be beyond our control. For example, due to the challenging economic conditions in recent years, distributions to stockholders of several private real estate programs sponsored by Griffin Capital were suspended. Therefore, to be successful in this market, we must, among other things:

•	identify and acquire investments that further our investment strategy;

•	rely on our dealer manager to build, expand and maintain its network of licensed securities brokers and other agents in order to sell shares of our common stock;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition both for investment opportunities and potential investors’ investment in us; and

•	build and expand our operational structure to support our business.
We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause our stockholders to lose all or a portion of their investment.
If we raise proceeds substantially less than the maximum offering, we may not be able to invest in a diverse portfolio of real estate and real estate-related investments, and the value of their investment may fluctuate more widely with the performance of specific investments.
We have been initially capitalized with $200,000 from the sale of shares of our common stock to our advisor and our advisor has invested $2,000 in our operating partnership for a total of $202,000 in cash as of December 31, 2015. We are dependent upon the net proceeds to be received from our offering to conduct our proposed activities. Our stockholders, rather than us or our affiliates, will incur the bulk of the risk if we are unable to raise substantial funds. Our offering is being made on a “best efforts” basis, whereby our dealer manager and the broker-dealers participating in the offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, we cannot assure our stockholders as to the amount of proceeds that will be raised in our offering or that we will achieve sales of the maximum offering. If we are unable to raise substantially more than the minimum offering amount, we will have limited diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. Our stockholders' investment in shares of our common stock will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In such event, the likelihood of our profitability being affected by the poor performance of any single investment will increase. In addition, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to pay distributions could be adversely affected if we are unable to raise substantial funds.
Our co-sponsors and certain of their key personnel will face competing demands relating to their time, and this may cause our operating results to suffer.
Griffin Capital and certain of its key personnel and its respective affiliates serve as key personnel, advisors, managers and sponsors or co-sponsors of 15 other Griffin Capital-sponsored real estate programs, including Griffin Capital Essential Asset REIT, Inc., or GC REIT, Griffin Capital Essential Asset REIT II, Inc., or GC REIT II, Griffin-American Healthcare REIT III, Inc., or GA Healthcare REIT III, Griffin-Benefit Street Partners BDC Corp., or GB-BDC, and Griffin Institutional Access Real Estate Fund, or GIREX, and may have other business interests as well. In addition, American Healthcare Investors and its key personnel serve as key personnel and co-sponsor of GA Healthcare REIT III, may sponsor or co-sponsor additional real estate programs in the future, and provide certain asset management and property management services to certain of NSAM’s managed companies. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on their investment may suffer.
In addition, executive officers of Griffin Capital also are officers of Griffin Securities and other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to allocation of management time and services between us and the other entities. Griffin Securities currently serves as dealer manager for GC REIT II, our company and GB-BDC, and as the exclusive wholesale marketing agent for GIREX. If Griffin Securities is unable to devote sufficient time and effort to the distribution of shares of our common stock, we may not be able to raise significant additional proceeds for investment in real estate. Accordingly, competing demands of Griffin Capital personnel may cause us to be unable to successfully implement our investment objectives or generate cash needed to make distributions to our stockholders, and to maintain or increase the value of our assets.
If we are unable to find suitable investments, we may not have sufficient cash flows available for distributions to our stockholders.
Our ability to achieve our investment objectives and to pay distributions to our stockholders is dependent upon the performance of our advisor in selecting investments for us to acquire, selecting tenants for our properties and securing financing arrangements. Except for investments identified in this annual report, our stockholders generally will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. Investors must rely entirely on the management ability of our advisor and the oversight of our board of directors. Our advisor may not be successful in identifying suitable investments on financially attractive terms or that, if they identify suitable investments, our investment objectives will be achieved. If we, through our advisor, are unable to find suitable investments, we will hold the net proceeds of our offering in an interest-bearing account or invest the net proceeds in short-term, investment-grade investments. In such an event, our ability to pay distributions to our stockholders would be adversely affected.
We may not have sufficient cash available from operations to pay distributions, and therefore, we may pay distributions from the net proceeds of our offering, from borrowings in anticipation of future cash flows or from other sources. Any such distributions may reduce the amount of capital we ultimately invest in assets, may negatively impact the value of their investment and may cause subsequent investors to experience dilution.
Distributions payable to our stockholders may include a return of capital, rather than a return on capital, and it is likely that we will use offering proceeds to fund a majority of our initial years of distributions and that such distributions will represent a return of capital. We have not established any limit on the amount of proceeds from our offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; or

(2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences. The actual amount and timing of distributions will be determined by our board of directors in its sole discretion and typically will depend on the amount of funds available for distribution, which will depend on items such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to qualify as a REIT. As a result, our distribution rate and payment frequency vary from time to time.
We may use the net proceeds from our offering, borrowed funds, or other sources, to pay cash distributions to our stockholders in order to qualify as a REIT, which may reduce the amount of proceeds available for investment and operations, cause us to incur additional interest expense as a result of borrowed funds or cause subsequent investors to experience dilution. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits, the excess amount will be deemed a return of capital.
Our results of operations, our ability to pay distributions to our stockholders and our ability to dispose of our investments are subject to international, national and local economic factors we cannot control or predict.
Our results of operations are subject to the risks of an international or national economic slowdown or downturn and other changes in international, national and local economic conditions. The following factors may affect income from our properties, our ability to acquire and dispose of properties, and yields from our properties:

•
poor economic times may result in defaults by tenants of our properties due to bankruptcy, lack of liquidity, or operational failures. We may also be required to provide rent concessions or reduced rental rates to maintain or increase occupancy levels;

•
reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans;

•
the value and liquidity of our short-term investments and cash deposits could be reduced as a result of a deterioration of the financial condition of the institutions that hold our cash deposits or the institutions or assets in which we have made short-term investments, the dislocation of the markets for our short-term investments, increased volatility in market rates for such investment or other factors;

•
our lenders under our line of credit could refuse to fund its financing commitment to us or could fail and we may not be able to replace the financing commitment of such lender on favorable terms, or at all;

•	one or more counterparties to our interest rate swaps could default on their obligations to us or could fail, increasing the risk that we may not realize the benefits of these instruments;

•	increases in supply of competing properties or decreases in demand for our properties may impact our ability to maintain or increase occupancy levels and rents;

•	constricted access to credit may result in tenant defaults or non-renewals under leases;

•	job transfers and layoffs may cause vacancies to increase and a lack of future population and job growth may make it difficult to maintain or increase occupancy levels; and

•
increased insurance premiums, real estate taxes or utilities or other expenses may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Also, any such increased expenses may make it difficult to increase rents to tenants on turnover, which may limit our ability to increase our returns.

The length and severity of any economic slowdown or downturn cannot be predicted. Our results of operations, our ability to pay distributions to our stockholders and our ability to dispose of our investments may be negatively impacted to the extent an economic slowdown or downturn is prolonged or becomes more severe.
We face competition for the acquisition of medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities, which may impede our ability to make acquisitions or may increase the cost of these acquisitions and may reduce our profitability and could cause our stockholders to experience a lower return on their investment.
We compete with many other entities engaged in real estate investment activities for acquisitions of medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities, including national, regional and local operators, acquirers and developers of healthcare real estate properties, as well as GA Healthcare REIT III. The competition for healthcare real estate properties may significantly increase the price we must pay for medical office buildings, hospitals, skilled nursing facilities, senior housing facilities, healthcare-related facilities or other assets we seek to acquire, and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger healthcare REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition will result in increased demand for these assets, and therefore, increased prices paid for them. Due to an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices per property if we purchase single properties in comparison with portfolio acquisitions. If we pay higher prices per property for medical office buildings, hospitals, skilled nursing facilities, senior housing or other healthcare-related facilities, our business, financial condition and results of operations and our ability to pay distributions to our stockholders may be materially and adversely affected and our stockholders may experience a lower return on their investment.
Our stockholders may be unable to sell their shares of our common stock because their ability to have their shares of our common stock repurchased pursuant to our share repurchase plan is subject to significant restrictions and limitations.
Our share repurchase plan includes significant restrictions and limitations. Except in cases of death or qualifying disability, our stockholders must hold their shares of our common stock for at least one year. Our stockholders must present at least 25.0% of their shares of our common stock for repurchase and until they have held their shares of our common stock for at least four years, repurchases will be made for less than our stockholders paid for their shares of our common stock. Shares of our common stock may be repurchased quarterly, at our discretion, on a pro rata basis, and are limited during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided however, that shares of our common stock subject to a repurchase requested upon the death of a stockholder will not be subject to this cap. Funds for the repurchase of shares of our common stock will come exclusively from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to the DRIP. In addition, our board of directors may reject share repurchase requests in its sole discretion and reserves the right to amend, suspend or terminate our share repurchase plan at any time upon 30 days’ written notice. Therefore, in making a decision to purchase shares of our common stock, our stockholders should not assume that they will be able to sell any of their shares of our common stock back to us pursuant to our share repurchase plan and our stockholders also should understand that the repurchase price will not necessarily correlate to the value of our real estate holdings or other assets. If our board of directors terminates our share repurchase plan, our stockholders may not be able to sell their shares of our common stock even if our stockholders deem it necessary or desirable to do so.
Our advisor may be entitled to receive significant compensation in the event of our liquidation or in connection with a termination of the Advisory Agreement, even if such termination is the result of poor performance by our advisor.
We are externally advised by our advisor pursuant to the Advisory Agreement between us and our advisor which has a one-year term that expires on February 16, 2017 and is subject to successive one-year renewals upon the mutual consent of us and our advisor. In the event of a partial or full liquidation of our assets, our advisor will be entitled to receive an incentive distribution equal to 15.0% of the net proceeds of the liquidation, after we have received and paid to our stockholders the sum of the gross proceeds from the sale of shares of our common stock, and any shortfall in an annual 6.0% cumulative, non-compounded return to stockholders in the aggregate. In the event of a termination of the Advisory Agreement in connection with the listing of our common stock on a national securities exchange, the partnership agreement provides that our advisor will receive an incentive distribution in redemption of its limited partnership units equal to 15.0% of the amount, if any, by which (1) the market value of our outstanding common stock at listing plus distributions paid by us prior to the listing of the shares of our common stock on a national securities exchange, exceeds (2) the sum of the gross proceeds from the sale of shares of our common stock (less amounts paid to repurchase shares of our common stock) plus an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock. Upon our advisor’s receipt of the incentive distribution in redemption of its limited partnership units, our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Further, in connection with the termination or non-renewal of the Advisory Agreement other than due to a listing of the shares of our common stock on a national securities exchange, our advisor shall be entitled to receive a distribution in redemption of its limited partnership units equal to the amount that would be payable as an incentive distribution upon sales of properties, which equals 15.0% of the net proceeds if we liquidated all of our assets at fair market value, after we have received and paid to our stockholders the sum of the gross proceeds from the sale of shares of our common stock and an annual 6.0% cumulative, non-compounded return to our stockholders in the aggregate. Such distribution upon termination of the Advisory Agreement is payable to our advisor even upon termination or non-renewal of the Advisory Agreement as a result of poor performance by our advisor. Upon our advisor’s receipt of this distribution in redemption of its limited partnership units, our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Any amounts to be paid to our advisor in connection with the termination of the Advisory Agreement cannot be determined at the present time, but such amounts, if paid, will reduce the cash available for distribution to our stockholders.

We may not effect a liquidity event within our targeted time frame of five years after the completion of our offering stage, or at all. If we do not effect a liquidity event, our stockholders may have to hold their investment in shares of our common stock for an indefinite period of time.
On a limited basis, our stockholders may be able to sell shares of our common stock to us through our share repurchase plan. However, in the future we may also consider various forms of liquidity events, including but not limited to: (1) the listing of the shares of our common stock on a national securities exchange; (2) our sale or merger in a transaction that provides our stockholders with a combination of cash and/or securities of a publicly traded company; and (3) the sale of all or substantially all of our real estate and real estate-related investments for cash or other consideration. We presently intend to effect a liquidity event within five years after the completion of our offering stage, which we deem to be the completion of our offering and any subsequent public offerings, excluding any offerings pursuant to the DRIP or that is limited to any benefit plans. However, we are not obligated, through our charter or otherwise, to effectuate a liquidity event and may not effect a liquidity event within such time or at all. If we do not effect a liquidity event, it will be very difficult for our stockholders to have liquidity for their investment in the shares of our common stock other than limited liquidity through our share repurchase plan.
Because a portion of the offering price from the sale of shares of our common stock is used to pay expenses and fees, the full offering price paid by our stockholders is not invested in real estate investments. As a result, our stockholders will only receive a full return of their invested capital if we either (1) sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets, or (2) list the shares of our common stock on a national securities exchange and the market value of our company after we list is substantially in excess of the original purchase price of our assets.
We will be required to disclose an estimated value per share of our common stock prior to, or shortly after, the conclusion of our offering, and such estimated value per share may be lower than the purchase price our stockholders pay for shares of our common stock in our offering. The estimated value per share may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of our company.
To assist members of the Financial Industry Regulatory Authority, or FINRA, and their associated persons that participate in our offering, pursuant to FINRA Conduct Rule 5110, we intend to prepare quarterly and annual estimations of our value per outstanding share of common stock. For this purpose, we intend to use the offering price to acquire a share in our primary offering (ignoring purchase price discounts for certain categories of purchasers) as our estimated per share value until a date prior to 150 days following the second anniversary of breaking escrow in our offering, pursuant to FINRA rules. This approach to valuing our shares may bear little relationship and may exceed what our stockholders would receive for their shares if our stockholders tried to sell them or if we liquidated our portfolio or completed a merger or other sale of our company.
As required by recent amendments to rules promulgated by FINRA, we expect to disclose an estimated per share value of our shares based on a valuation no later than 150 days following the second anniversary of the date on which we break escrow in our offering, although we may determine to provide an estimated per share value based upon a valuation earlier than presently anticipated. If we provide an estimated per share value of our shares based on a valuation prior to the conclusion of our offering, our board of directors may determine to modify the offering price, including the price at which the shares are offered pursuant to the DRIP, to reflect the estimated value per share. Further, an amendment to NASD Rule 2340 will take effect on April 11, 2016, prior to the anticipated conclusion of our offering, and since we do not intend to disclose an estimated NAV per share before the amended rule takes effect, our stockholders’ customer account statements after the amended rule takes effect will include a value per share that is less than the offering price, because the amendment requires the “value” on the customer account statement to be equal to the offering price less up-front underwriting compensation and certain organization and offering expenses.
The price at which a stockholder purchases shares and any subsequent estimated values are likely to differ from the price at which a stockholder could resell such shares because: (1) there is no public trading market for our shares at this time; (2) until we disclose an estimated value per share based on a valuation, the price does not reflect, and will not reflect, the fair value of our assets as we acquire them, nor does it represent the amount of net proceeds that would result from an immediate liquidation of our assets or sale of our company, because the amount of proceeds available for investment from our offering is net of selling commissions, dealer manager fees and acquisition fees and expenses; (3) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current conditions in the financial and real estate markets may affect the values of our investments; (4) the estimated value does not take into account how developments related to individual assets may increase or decrease the value of our portfolio; and (5) the estimated value does not take into account any portfolio premium or premiums to value that may be achieved in a liquidation of our assets or sale of our portfolio.
When determining the estimated value per share from and after 150 days following the second anniversary of breaking escrow in our offering and at least annually thereafter, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. After the initial appraisal, appraisals will be done at least annually. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.
Our board of directors may change our investment objectives without seeking our stockholders' approval.
Our board of directors may change our investment objectives without seeking our stockholders' approval if our directors, in accordance with their fiduciary duties to our stockholders, determine that a change is in their best interest. A change in our investment objectives could reduce our payment of cash distributions to our stockholders or cause a decline in the value of our investments.
A recent proposal by the U.S. Department of Labor regarding the definitional scope of “investment advice” under ERISA could have a negative impact on our ability to raise capital.
In April 2015, the U.S. Department of Labor issued a proposed regulation that would, if finalized in its current form, substantially expand the range of activities that would be considered to be fiduciary investment advice under ERISA, which may make it more difficult to qualify for a prohibited transaction exemption. If this proposed regulation is finalized as proposed, it could have negative implications on our ability to raise capital from potential investors, including those investing through individual retirement accounts.
Risks Related to Our Business
We may suffer from delays in locating suitable investments, which could reduce our ability to pay distributions to our stockholders and reduce their return on their investment.
There may be a substantial period of time before the proceeds of our offering are invested in suitable investments, particularly as a result of the current economic environment and capital constraints. Because we are conducting our offering on a “best efforts” basis over time, our ability to commit to purchase specific assets will also depend, in part, on the amount of proceeds we have received at a given time. If we are delayed or unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions to our stockholders.
The availability and timing of cash distributions to our stockholders is uncertain. If we fail to pay distributions, their investment in shares of our common stock could suffer.
We will bear all expenses incurred in our operations, which are deducted from cash flows generated by operations prior to computing the amount of cash distributions to our stockholders. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital. We cannot assure our stockholders that sufficient cash will be available to pay monthly distributions to our stockholders or at all. Should we fail for any reason to distribute at least 90.0% of our annual taxable income, excluding net capital gains, we would not qualify for the favorable tax treatment accorded to REITs.
We are uncertain of all of our sources of debt or equity for funding our capital needs. If we cannot obtain funding on acceptable terms, our ability to acquire, and make necessary capital improvements to, properties may be impaired or delayed.
To qualify as a REIT, we generally must distribute to our stockholders at least 90.0% of our annual taxable income, excluding net capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our capital needs from retained earnings. We have not identified all of our sources of debt or equity for funding, and such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to acquire, and make necessary capital improvements to, properties, pay other expenses or expand our business.
We intend to incur mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to pay distributions and could decrease the value of our stockholders' investment.
We will finance a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that, after an initial phase of our operations (prior to the investment of all of the net proceeds of our offering of shares of our common stock) when we may employ greater amounts of leverage to enable us to purchase properties more quickly, and therefore, generate distributions for our stockholders sooner, our overall leverage will not exceed 50.0% of the combined market value of our real estate and real estate-related investments, as determined at the end of each calendar year beginning with our first full year of operations. Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we qualify as a REIT for federal income tax purposes.
High debt levels may cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flows from a property and the cash flows needed to service mortgage debt on that property, then the amount available for distributions to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of their investment. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgage contains cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected.
Higher mortgage rates may make it more difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash available for distribution to our stockholders.
If mortgage debt is unavailable on reasonable terms as a result of increased interest rates or other factors, we may not be able to finance the initial purchase of properties. In addition, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flows would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing securities or by borrowing more money.
The market environment may adversely affect our operating results, financial condition and ability to pay distributions to our stockholders.
Beginning in late 2007, domestic and international financial markets experienced significant disruptions that severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Financial conditions affecting commercial real estate have improved amid low Treasury rates and increased lending from banks, insurance companies, and commercial mortgage-backed securities conduits. However, any deterioration of financial conditions could have the potential to materially adversely affect the value of our properties and other investments, the availability or the terms of financing that we may anticipate utilizing, our ability to make principal and interest payments on, or refinance, certain property acquisitions or refinance any debt at maturity, and/or, for our leased properties, the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. The market environment also could affect our operating results and financial condition as follows:

•
Debt Markets - The debt market remains sensitive to the macro environment, such as Federal Reserve policy, market sentiment or regulatory factors affecting the banking and commercial mortgage-backed securities industries. Should overall borrowing costs increase, due to either increases in index rates or increases in lender spreads, our operations may generate lower returns.

•
Real Estate Markets - Although construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth. Improving fundamentals have resulted in gains in property values, although in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. If recent improvements in the economy reverse course, the properties we acquire could substantially decrease in value after we purchase them. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge or record a loss on sale in earnings.

Increasing vacancy rates for commercial real estate may result from any increased disruptions in the financial markets and deterioration in economic conditions, which could reduce revenue and the resale value of our properties.
We will depend upon tenants for a majority of our revenue from real property investments. Future disruptions in the financial markets and deterioration in economic conditions may result in increased vacancy rates for commercial real estate, including medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities, due to generally lower demand for rentable space, as well as potential oversupply of rentable space. Increased unemployment rates may lead to reduced demand for medical services, causing physician groups and hospitals to delay expansion plans, leaving a growing number of vacancies in new buildings. Reduced demand for medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities could require us to increase concessions, tenant improvement expenditures or reduce rental rates to maintain occupancies beyond those anticipated at the time we acquire the property. In addition, the market value of a particular property could be diminished by prolonged vacancies. Future disruptions in the financial markets and deterioration in economic conditions could impact certain properties we acquire and such properties could experience higher levels of vacancy than anticipated at the time we acquire them. The value of our real estate investments could decrease below the amounts we paid for the investments. Revenues from properties could decrease due to lower occupancy rates, reduced rental rates and potential increases in uncollectible rent. We will incur expenses, such as for maintenance costs, insurance costs and property taxes, even though a property is vacant. The longer the period of significant vacancies for a property, the greater the potential negative impact on our revenues and results of operations.
We are dependent on tenants for our revenue, and lease terminations could reduce our distributions to our stockholders.
The successful performance of our real estate investments is materially dependent on the financial stability of our tenants. Lease payment defaults by tenants would cause us to lose the revenue associated with such leases and could cause us to reduce the amount of distributions to our stockholders. If a property is subject to a mortgage, a default by a significant tenant on its lease payments to us may result in a foreclosure on the property if we are unable to find an alternative source of revenue to meet mortgage payments. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. Further, we cannot assure our stockholders that we will be able to re-lease the property for the rent previously received, if at all, or that lease terminations will not cause us to sell the property at a loss.
If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases.
Any of our future tenants, or any guarantor of one of our future tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the U.S. Such a bankruptcy filing would bar us from attempting to collect pre-bankruptcy debts from the bankrupt tenant or its properties unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If we assume a lease, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim would be capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15.0% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims.
The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant lease, and could ultimately preclude full collection of these sums. Such an event also could cause a decrease or cessation of current rental payments, reducing our cash flows and the amounts available for distributions to our stockholders. In the event a tenant or lease guarantor declares bankruptcy, the tenant or its trustee may not assume our lease or its guaranty. If a given lease or guaranty is not assumed, our cash flows and the amounts available for distributions to our stockholders may be adversely affected.
Long-term leases may not result in fair market lease rates over time; therefore, our income and our distributions could be lower than if we did not enter into long-term leases.
We may enter into long-term leases with tenants of certain of our future properties. Our long-term leases would likely provide for rent to increase over time. However, if we do not accurately judge the potential for increases in market rental rates, we may set the terms of these long-term leases at levels such that even after contractual rental increases, the rent under our long-term leases is less than then-current market rental rates. Further, we may have no ability to terminate those leases or to adjust the rent to then-prevailing market rates. As a result, our income and distributions could be lower than if we did not enter into long-term leases.

We may incur additional costs in acquiring or re-leasing properties, which could adversely affect the cash available for distribution to our stockholders.
We may invest in properties designed or built primarily for a particular tenant of a specific type of use known as a single-user facility. If the tenant fails to renew its lease or defaults on its lease obligations, we may not be able to readily market a single-user facility to a new tenant without making substantial capital improvements or incurring other significant re-leasing costs. We also may incur significant litigation costs in enforcing our rights as a landlord against the defaulting tenant. These consequences could adversely affect our revenues and reduce the cash available for distribution to our stockholders.
We may be unable to secure funds for future tenant or other capital improvements, which could limit our ability to attract, replace or retain tenants and decrease our stockholders' return on investment.
When tenants do not renew their leases or otherwise vacate their space, it is common that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and leasing commissions related to the vacated space. Such tenant improvements may require us to incur substantial capital expenditures. If we have not established capital reserves for such tenant or other capital improvements, we will have to obtain financing from other sources and we have not identified any sources for such financing. We may also have future financing needs for other capital improvements to refurbish or renovate our properties. If we need to secure financing sources for tenant improvements or other capital improvements in the future, but are unable to secure such financing or are unable to secure financing on terms we feel are acceptable, we may be unable to make tenant and other capital improvements or we may be required to defer such improvements. If this happens, it may cause one or more of our properties to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flows as a result of fewer potential tenants being attracted to the property or our existing tenants not renewing their leases. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or pay distributions to our stockholders.
Our success will be dependent on the performance of our advisor and certain key personnel.
Our ability to achieve our investment objectives and to conduct our operations will be dependent upon the performance of our advisor in identifying and acquiring investments, the determination of any financing arrangements, the asset management of our investments and the management of our day-to-day activities. Our advisor will have broad discretion over the use of proceeds from our offering and our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in this annual report or other periodic filings with the SEC. We will rely on the management ability of our advisor, subject to the oversight and approval of our board of directors. Accordingly, our stockholders should not purchase shares of our common stock unless they are willing to entrust all aspects of our day-to-day management to our advisor. If our advisor suffers or is distracted by adverse financial or operational problems in connection with their own operations or the operations of American Healthcare Investors or Griffin Capital unrelated to us, our advisor may be unable to allocate time and/or resources to our operations. If our advisor is unable to allocate sufficient resources to oversee and perform our operations for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders. In addition, our success depends to a significant degree upon the continued contributions of our advisor’s officers and certain of the managing directors, officers and employees of American Healthcare Investors, in particular Jeffrey T. Hanson, Danny Prosky and Mathieu B. Streiff, each of whom would be difficult to replace. Messrs. Hanson, Prosky and Streiff currently serve as our executive officers and Mr. Hanson also serves as Chairman of our Board of Directors. We currently do not have an employment agreement with any of Messrs. Hanson, Prosky or Streiff. In the event that Messrs. Hanson, Prosky or Streiff are no longer affiliated with American Healthcare Investors, for any reason, it could have a material adverse effect on our success and American Healthcare Investors may not be able to attract and hire as capable individuals to replace Messrs. Hanson, Prosky and/or Streiff. We do not have key man life insurance on any of our co-sponsors’ key personnel. If our advisor or American Healthcare Investors were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.
Our advisor may terminate the Advisory Agreement, which could require us to pay substantial fees and may require us to find a new advisor.
Either we or our advisor will be able to terminate the Advisory Agreement subject to a 60-day transition period with respect to certain provisions of the Advisory Agreement. However, if the Advisory Agreement is terminated in connection with the listing of shares of our common stock on a national securities exchange, the partnership agreement provides that our advisor will receive an incentive distribution in redemption of its limited partnership units equal to 15.0% of the amount, if any, by which (1) the market value of the outstanding shares of our common stock at listing plus distributions paid by us prior to listing, exceeds (2) the sum of the gross proceeds from the sale of shares of our common stock (less amounts paid to repurchase shares of our common stock) plus an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock. Upon our advisor’s receipt of the incentive distribution in redemption of its limited partnership units, our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Further, in connection with the termination of the Advisory Agreement other than due to a listing of the shares of our common stock on a national securities exchange, our advisor shall be entitled to receive a distribution in redemption of its limited partnership units equal to the amount that would be payable to our advisor pursuant to the incentive distribution upon sales if we liquidated all of our assets for their fair market value. Upon our advisor’s receipt of this distribution in redemption of its limited partnership units, our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Any amounts to be paid to our advisor upon termination of the Advisory Agreement cannot be determined at the present time.
If our advisor was to terminate the Advisory Agreement, we would need to find another advisor to provide us with day-to-day management services or have employees to provide these services directly to us. There can be no assurances that we would be able to find new advisors or employees or enter into agreements for such services on acceptable terms.
If we internalize our management functions, we could incur significant costs associated with being self-managed.
Our strategy may involve internalizing our management functions. If we internalize our management functions, we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor under the Advisory Agreement; however, our direct expenses would include general and administrative costs, including legal, accounting, and other expenses related to corporate governance, SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that are now paid by our advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations, or FFO, and may further dilute our stockholders' investment. We cannot reasonably estimate the amount of fees to our advisor we would save and the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we no longer pay to our advisor, our net income per share and FFO per share may be lower as a result of the internalization than they otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders.
As currently organized, we do not directly have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as worker’s disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Upon any internalization of our advisor, certain key personnel of our advisor or American Healthcare Investors may not be employed by us, but instead may remain employees of our co-sponsors or their affiliates.
If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. Currently, our advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. They have a great deal of know-how and can experience economies of scale. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could, therefore, result in our incurring additional costs and/or experiencing deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our properties.
Our success will be dependent on the performance of our co-sponsors.
Our ability to achieve our investment objectives and to conduct our operations will be dependent upon the performance of our advisor. Our advisor is a joint venture between our two co-sponsors, in which American Healthcare Investors owns a 75.0% interest and Griffin Capital indirectly owns a 25.0% interest. Our advisor’s and co-sponsors’ ability to manage our operations successfully will be impacted by trends in the general economy, as well as the commercial real estate and credit markets. The current macroeconomic environment may negatively impact the value of commercial real estate assets and contribute to a general slow-down in our industry, which could put downward pressure on our co-sponsors’ revenues and operating results.
Additionally, American Healthcare Investors is 47.1% owned by AHI Group Holdings, 45.1% indirectly owned by NSAM and 7.8% owned by Mr. Flaherty, who also serves as a member of the investment committee of our advisor. American Healthcare Investors and its sponsored programs, including our company, may not realize the anticipated benefits of the relationship with NSAM and Mr. Flaherty due to, among other things, the economic and overall conditions of the healthcare real estate industry, NSAM's and Mr. Flaherty’s ability to source healthcare real estate investments with the returns anticipated by American Healthcare Investors or at all, or American Healthcare Investors, NSAM and Mr. Flaherty having overlapping interests that could exacerbate potential conflicts or disputes.
To the extent that any of these factors may cause a decline in our co-sponsors’ operating results or revenues, the performance of our advisor may be impacted and in turn, our results of operations and financial condition could also suffer.

Our advisor and its affiliates will have no obligation to defer or forgive fees or loans or advance any funds to us, which could reduce our ability to acquire investments or pay distributions.
Our advisor and its affiliates, including our co-sponsors, will have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. As a result, we may have less cash available to acquire investments or pay distributions.
We may structure acquisitions of property in exchange for limited partnership units in our operating partnership on terms that could limit our liquidity or our flexibility.
We may acquire properties by issuing limited partnership units in our operating partnership in exchange for a property owner contributing property to the partnership. If we enter into such transactions, in order to induce the contributors of such properties to accept units in our operating partnership, rather than cash, in exchange for their properties, it may be necessary for us to provide them additional incentives. For instance, our operating partnership’s limited partnership agreement provides that any holder of units may exchange limited partnership units on a one-for-one basis for shares of our common stock, or, at our option, cash equal to the value of an equivalent number of shares of our common stock. We may, however, enter into additional contractual arrangements with contributors of property under which we would agree to redeem a contributor’s units for shares of our common stock or cash, at the option of the contributor, at set times. If the contributor required us to redeem units for cash pursuant to such a provision, it would limit our liquidity and thus our ability to use cash to make other investments, satisfy other obligations or pay distributions to our stockholders. Moreover, if we were required to redeem units for cash at a time when we did not have sufficient cash to fund the redemption, we might be required to sell one or more properties to raise funds to satisfy this obligation. Furthermore, we might agree that if distributions the contributor received as a limited partner in our operating partnership did not provide the contributor with a defined return, then upon redemption of the contributor’s units we would pay the contributor an additional amount necessary to achieve that return. Such a provision could further negatively impact our liquidity and flexibility. Finally, in order to allow a contributor of a property to defer taxable gain on the contribution of property to our operating partnership, we might agree not to sell a contributed property for a defined period of time or until the contributor exchanged the contributor’s units for cash or shares of our common stock. Such an agreement would prevent us from selling those properties, even if market conditions made such a sale favorable to us.
The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and acquire investments.
We expect that we will have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any banking institution in which we have deposited funds ultimately fails, we may lose the amount of our deposits over any federally-insured amount. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our stockholders' investment.
Because not all REITs calculate MFFO the same way, our use of MFFO may not provide meaningful comparisons with other REITs.
We intend to use modified funds from operations, or MFFO, and the adjustments used to calculate it in order to evaluate our performance against other publicly registered, non-listed REITs which intend to have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. However, not all REITs calculate MFFO the same way. If REITs use different methods of calculating MFFO, it may not be possible for investors to meaningfully compare the performance of certain REITs.
Our use of derivative financial instruments to hedge against foreign currency exchange rate fluctuations could expose us to risks that may adversely affect our results of operations, financial condition and ability to pay distributions to our stockholders.
We may use derivative financial instruments to hedge against foreign currency exchange rate fluctuations, in which case we would be exposed to credit risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to our stockholders will be adversely affected.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and investor relationships. As our reliance on technology increases, so will the risks posed to our information systems, both internal and those we outsource. There is no guarantee that any processes, procedures and internal controls we have implemented or will implement will prevent cyber intrusions, which could have a negative impact on our financial results, operations, business relationships or confidential information.
Risks Related to Conflicts of Interest
We are subject to conflicts of interest arising out of relationships among us, our officers, our co-sponsors, our advisor and its affiliates, including the material conflicts discussed below.
The conflicts of interest faced by our officers may cause us not to be managed solely in our stockholders' best interest, which may adversely affect our results of operations and the value of their investment.
All of our officers also are managing directors, officers or employees of American Healthcare Investors or other affiliated entities that will receive fees in connection with our offering and our operations. These persons are not precluded from working with, being employed by, or investing in, any program American Healthcare Investors sponsors or may sponsor in the future. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment strategy and our investment opportunities. Furthermore, they may have conflicts of interest in allocating their time and resources between our business and these other activities. During times of intense activity in other programs, the time they devote to our business may decline and be less than we require. If our officers, for any reason, are not able to provide sufficient resources to manage our business, our business will suffer and this may adversely affect our results of operations and the value of our stockholders' investment.
American Healthcare Investors’ officers face conflicts of interest relating to the allocation of their time and other resources among the various entities that they serve or have interests in, and such conflicts may not be resolved in our favor.
Certain of the officers of American Healthcare Investors face competing demands relating to their time and resources because they are also or may become affiliated with entities with investment programs similar to ours, and they may have other business interests as well, including business interests that currently exist and business interests they develop in the future. Because these persons have competing interests for their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. Further, during times of intense activity in other programs, those executives may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Poor or inadequate management of our business would adversely affect our results of operations and the ownership value of shares of our common stock.
Our co-sponsors and their affiliates also sponsor and/or advise other real estate programs that use investment strategies that are similar to ours; therefore our executive officers and the officers and key personnel of our co-sponsors and their affiliates may face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor.
We rely on our advisor as a source for all or a portion of our investment opportunities. Our advisor is jointly owned by our co-sponsors, American Healthcare Investors and Griffin Capital. Griffin Capital, through its indirect wholly-owned subsidiary, Griffin Capital Asset Management Company, LLC, indirectly owns 25.0% of our advisor. American Healthcare Investors is the managing member and owns 75.0% of our advisor, and NSAM is the indirect owner of approximately 45.1% of American Healthcare Investors. Our co-sponsors currently are the co-sponsors of GA Healthcare REIT III, and NSAM and its affiliates serve as the advisor and/or sponsor to other programs, including NorthStar Healthcare Income, Inc., or NHI, and NorthStar Realty Finance, that invest in healthcare real estate and healthcare real estate-related assets. As a result, we may be seeking to acquire properties at the same time as one or more other real estate programs sponsored by one or both of our co-sponsors or advised or sponsored by NSAM or its affiliates, including GA Healthcare REIT III, NHI and NorthStar Realty Finance, and these other programs may use investment strategies and have investment objectives that are similar to ours. Officers and key personnel of our co-sponsors and NSAM and its affiliates may face conflicts of interest relating to the allocation of properties that may be acquired. American Healthcare Investors and NSAM have adopted allocation policies to allocate healthcare real estate investment opportunities among such real estate programs. However, we are not a party to the allocation policies adopted by American Healthcare Investors and NSAM and therefore, we do not have any ability to directly enforce the application of such policies to investment opportunities that are sourced by NSAM. Thus, there is no guarantee that NSAM will allocate any investment opportunities to us. Furthermore, because we are not a party to these allocation policies, such policies may be changed at any time without our input or consent, and there is no guarantee that any such changes would benefit us. Moreover, there is a risk that the allocation of investment opportunities may result in our acquiring a property that provides lower returns to us than a property purchased by another real estate program sponsored by one or both of our co-sponsors or advised or sponsored by NSAM or its affiliates. In addition, we may acquire properties in geographic areas where a real estate program sponsored by one or both of our co-sponsors or advised or sponsored by NSAM or its affiliates own properties. If one of these other real estate programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant.
Our advisor faces conflicts of interest relating to its compensation structure, including the payment of acquisition fees and asset management fees, which could result in actions that are not necessarily in our stockholders' long-term best interest.
Under the Advisory Agreement and pursuant to the subordinated participation interest our advisor holds in our operating partnership, our advisor will be entitled to fees and distributions that are structured in a manner intended to provide incentives to our advisor to perform in both our and our stockholders' long-term best interests. The fees to which our advisor or its affiliates will be entitled include acquisition fees, asset management fees, property management fees, disposition fees and other fees as provided for under the Advisory Agreement and agreement of limited partnership of our operating partnership. The distributions our advisor may become entitled to receive would be payable upon distribution of net sales proceeds to our stockholders, the listing of the shares of our common stock on a national securities exchange, certain merger transactions or the termination of the Advisory Agreement. However, because our advisor will be entitled to receive substantial minimum compensation regardless of our performance, our advisor’s interests may not be wholly aligned with theirs. In that regard, our advisor or its affiliates will receive an asset management fee with respect to the ongoing operation and management of properties based on the amount of our initial investment and capital expenditures and not the performance of those investments, which could result in our advisor not having adequate incentive to manage our portfolio to provide profitable operations during the period we hold our investments. On the other hand, our advisor could be motivated to recommend riskier or more speculative investments in order to increase the fees payable to our advisor or for us to generate the specified levels of performance or net sales proceeds that would entitle our advisor to fees or distributions. Furthermore, our advisor or its affiliates will receive an acquisition fee that is based on the contract purchase price of each property acquired or the origination or acquisition price of any real estate-related investment, rather than the performance of those investments. Therefore, our advisor or its affiliates may have an incentive to recommend investments more quickly or with a higher purchase price or investments that may not produce the maximum risk adjusted returns in order to receive such acquisition fees.
Our advisor may receive economic benefits from its status as a limited partner without bearing any of the investment risk.
Our advisor is a limited partner in our operating partnership. Our advisor is entitled to receive an incentive distribution equal to 15.0% of net sales proceeds of properties after we have received and paid to our stockholders a return of their invested capital and an annual 6.0% cumulative, non-compounded return on the gross proceeds of the sale of shares of our common stock. We will bear all of the risk associated with the properties but, as a result of the incentive distributions to our advisor, we are not entitled to all of our operating partnership’s proceeds from property dispositions.
The distribution payable to our advisor may influence our decisions about listing the shares of our common stock on a national securities exchange, merging our company with another company and acquisition or disposition of our investments.
Our advisor’s entitlement to fees upon the sale of our assets and to participate in net sales proceeds could result in our advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return which would entitle our advisor to compensation relating to such sales, even if continued ownership of those investments might be in our stockholders' long-term best interest. The subordinated participation interest may require our operating partnership to make a distribution to our advisor in redemption of its limited partnership units upon the listing of the shares of our common stock on a national securities exchange or the merger of our company with another company in which our stockholders receive shares that are traded on a national securities exchange if our advisor meets the performance thresholds included in our operating partnership’s limited partnership agreement, even if our advisor is no longer serving as our advisor. To avoid making this distribution, our independent directors may decide against listing the shares of our common stock or merging with another company even if, but for the requirement to make this distribution, such listing or merger would be in our stockholders' best interest. In addition, the requirement to pay these fees could cause our independent directors to make different investment or disposition decisions than they would otherwise make, in order to satisfy our obligation to our advisor.

We may acquire assets from, or dispose of assets to, affiliates of our advisor, which could result in us entering into transactions on less favorable terms than we would receive from a third party or that negatively affect the public’s perception of us.
We may acquire assets from affiliates of our advisor. Further, we may also dispose of assets to affiliates of our advisor. Affiliates of our advisor may make substantial profits in connection with such transactions and may owe fiduciary and/or other duties to the selling or purchasing entity in these transactions, and conflicts of interest between us and the selling or purchasing entities could exist in such transactions. Because our independent directors would rely on our advisor in identifying and evaluating any such transaction, these conflicts could result in transactions based on terms that are less favorable to us than we would receive from a third party. Also, the existence of conflicts, regardless of how they are resolved, might negatively affect the public’s perception of us.
If we enter into joint ventures with affiliates, we may face conflicts of interest or disagreements with our joint venture partners that may not be resolved as quickly or on terms as advantageous to us as would be the case if the joint venture had been negotiated at arm’s-length with an independent joint venture partner.
In the event that we enter into a joint venture with any other program sponsored or advised by one of our co-sponsors or one of their affiliates, we may face certain additional risks and potential conflicts of interest. For example, securities issued by the other Griffin Capital programs or future American Healthcare Investors programs may never have an active trading market. Therefore, if we were to become listed on a national securities exchange, we may no longer have similar goals and objectives with respect to the resale of properties in the future. Joint ventures between us and other Griffin Capital programs, American Healthcare Investors programs or future American Healthcare Investors programs will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. Under these joint venture agreements, none of the co-venturers may have the power to control the venture, and an impasse could occur regarding matters pertaining to the joint venture, including determining when and whether to buy or sell a particular property and the timing of a liquidation, which might have a negative impact on the joint venture and decrease returns to our stockholders.
Risks Related to Our Organizational Structure
Several potential events could cause our stockholders' investment in us to be diluted, which may reduce the overall value of their investment.
Our stockholders' investment in us could be diluted by a number of factors, including:

•	future offerings of our securities, including issuances pursuant to the DRIP and up to 200,000,000 shares of any class or series of preferred stock that our board of directors may authorize;

•	private issuances of our securities to other investors, including institutional investors;

•	issuances of our securities pursuant to our incentive plan; or

•	redemptions of units of limited partnership interest in our operating partnership in exchange for shares of our common stock.
To the extent we issue additional equity interests after our stockholders purchase shares of our common stock in our offering, their percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our real estate and real estate-related investments, our stockholders may also experience dilution in the book value and fair market value of their shares of our common stock.
Our ability to issue preferred stock may include a preference in distributions superior to our common stock and also may deter or prevent a sale of shares of our common stock in which our stockholders could profit.
Our charter authorizes our board of directors to issue up to 200,000,000 shares of preferred stock. Our board of directors has the discretion to establish the preferences and rights, including a preference in distributions superior to our common stockholders, of any issued preferred stock. If we authorize and issue preferred stock with a distribution preference over our common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount our common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage:

•	a merger, tender offer or proxy contest;

•	assumption of control by a holder of a large block of our securities; or

•	removal of incumbent management.
The limit on the percentage of shares of our common stock that any person may own may discourage a takeover or business combination that may have benefited our stockholders.
Our charter restricts the direct or indirect ownership by one person or entity to no more than 9.9% of the value of shares of our then outstanding capital stock (which includes common stock and any preferred stock we may issue) and no more than 9.9% of the value or number of shares, whichever is more restrictive, of our then outstanding common stock. This restriction may discourage a change of control of us and may deter individuals or entities from making tender offers for shares of our stock on terms that might be financially attractive to our stockholders or which may cause a change in our management. This ownership restriction may also prohibit business combinations that would have otherwise been approved by our board of directors and our stockholders. In addition to deterring potential transactions that may be favorable to our stockholders, these provisions may also decrease their ability to sell their shares of our common stock.
Our stockholders' ability to control our operations is severely limited.
Our board of directors determines our major strategies, including our strategies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other strategies without a vote of the stockholders. Our charter sets forth the stockholder voting rights required to be set forth therein under the the North American Securities Administrators Association, or the NASAA Guidelines. Under our charter and Maryland law, our stockholders have a right to vote only on the following matters:

•	the election or removal of directors;

•
the amendment of our charter, except that our board of directors may amend our charter without stockholder approval to change our name or the name of other designation or the par value of any class or series of our stock and the aggregate par value of our stock, increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have the authority to issue, or effect certain reverse stock splits;

•	our dissolution; and

•	certain mergers, consolidations, conversions, statutory share exchanges and sales or other dispositions of all or substantially all of our assets.
All other matters are subject to the discretion of our board of directors.
Limitations on share ownership and transfer may deter a sale of our common stock in which our stockholders could profit.
The limits on ownership and transfer of our equity securities in our charter may have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for our stockholders' common stock. The ownership limits and restrictions on transferability will continue to apply until our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance is no longer required for REIT qualification.
Maryland takeover statutes may deter others from seeking to acquire us and prevent our stockholders from making a profit in such transaction.
The Maryland General Corporation Law, or the MGCL, contains many provisions, such as the business combination statute and the control share acquisition statute, that are designed to prevent, or have the effect of preventing, someone from acquiring control of us. Our bylaws exempt us from the control share acquisition statute (which eliminates voting rights for certain levels of shares that could exercise control over us) and our board of directors has adopted a resolution opting out of the business combination statute (which, among other things, prohibits a merger or consolidation with a 10.0% stockholder for a period of time) with respect to any person, provided that any business combination with such person is first approved by our board of directors. However, if the bylaw provisions exempting us from the control share acquisition statute or our board resolution opting out of the business combination statute were repealed, these provisions of Maryland law could delay or prevent offers to acquire us and increase the difficulty of consummating any such offers, even if such a transaction would be in our stockholders’ best interest.
The MGCL and our organizational documents limit our stockholders' right to bring claims against our officers and directors.
The MGCL provides that a director will not have any liability as a director so long as he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interest, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter provides that, subject to the applicable limitations set forth therein or under the MGCL, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify our directors, our officers, our advisor and its affiliates for losses they may incur by reason of their service in those capacities unless: (1) their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty; (2) they actually received an improper personal benefit in money, property or services; or (3) in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Moreover, we have entered into separate indemnification agreements with each of our directors and executive officers and intend to enter into indemnification agreements with each of our future directors and executive officers. As a result, we and our stockholders may have more limited rights against these persons than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by these persons in some cases. However, our charter also provides that we may not indemnify our directors, our advisor and its affiliates for any loss or liability suffered by them or hold them harmless for any loss or liability suffered by us unless they have determined that the course of conduct that caused the loss or liability was in our best interest, they were acting on our behalf or performing services for us, the liability was not the result of negligence or misconduct by our non-independent directors, our advisor and its affiliates or gross negligence or willful misconduct by our independent directors, and the indemnification is recoverable only out of our net assets or the proceeds of insurance and not from our stockholders.
Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit our stockholders' ability to dispose of their shares of our common stock.
Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns, directly or indirectly, 10.0% or more of the voting power of the corporation’s outstanding voting stock; or

•
an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10.0% or more of the voting power of the then outstanding stock of the corporation.

A person is not an interested stockholder under the statute if our board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, our board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by our board of directors.
After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by our board of directors of the corporation and approved by the affirmative vote of at least:

•	80.0% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

•
two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares of stock held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland law, for their shares of our common stock in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares of our common stock. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Our board of directors has adopted a resolution providing that any business combination between us and any other person is exempted from this statute, provided that such business combination is first approved by our board of directors. This resolution, however, may be altered or repealed in whole or in part at any time. If this resolution is repealed or our board of directors fails to first approve the business combination, the business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
Our charter includes a provision that may discourage a stockholder from launching a tender offer for shares of our common stock.
Our charter requires that any tender offer made by a person, including any “mini-tender” offer, must comply with most of the provisions of Regulation 14D of the Securities Exchange Act of 1934, as amended. The offeror must provide us notice of the tender offer at least ten business days before initiating the tender offer. If the offeror does not comply with these requirements, we will have the first right to purchase the shares of our stock at the tender offer price offered in such non-compliant tender offer. In addition, the non-complying offeror shall be responsible for all of our expenses in connection with that stockholder’s noncompliance. This provision of our charter may discourage a person from initiating a tender offer for shares of our common stock and prevent our stockholders from receiving a premium price for their shares of our common stock in such a transaction.
Our stockholders' investment return may be reduced if we are required to register as an investment company under the Investment Company Act. To avoid registration as an investment company, we may not be able to operate our business successfully. If we become subject to registration under the Investment Company Act, we may not be able to continue our business.
We intend to conduct our operations, and the operations of our operating partnership and any other subsidiaries, so that no such entity meets the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act. Under the Investment Company Act, in relevant part, a company is an “investment company” if:

•	pursuant to Section 3(a)(1)(A), it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or

•
pursuant to Section 3(a)(1)(C), it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40.0% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, or the 40.0% test. “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

We intend to monitor our operations and our assets on an ongoing basis in order to ensure that neither we, nor any of our subsidiaries, meet the definition of “investment company” under Section 3(a)(1) of the Investment Company Act. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates;

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations; and

•	potentially, compliance with daily valuation requirements.
In order for us to not meet the definition of an “investment company” and avoid regulation under the Investment Company Act, we must engage primarily in the business of buying real estate, and these investments must be made within one year after the offering period ends. If we are unable to invest a significant portion of the proceeds of our offering in properties within one year after the offering period, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in certificates of deposit or other cash items with low returns. This would reduce the cash available for distribution to investors and possibly lower our stockholders' returns.
To avoid meeting the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. Similarly, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. Accordingly, our board of directors may not be able to change our investment policies as our board of directors may deem appropriate if such change would cause us to meet the definition of an “investment company.” In addition, a change in the value of any of our assets could negatively affect our ability to avoid being required to register as an investment company. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.
In April 2012, President Obama signed into law the JOBS Act. We are an “emerging growth company,” as defined in the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.
We could remain an “emerging growth company” for up to five years, or until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1 billion or more, (2) December 31 of the fiscal year that we become a “large accelerated filer,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months), or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.
Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new requirements adopted by the Public Company Accounting Oversight Board, or PCAOB, which may require a supplement to the auditor’s report in which the auditor must provide additional information about the audit and the issuer’s financial statements, (3) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (4) provide certain disclosures relating to executive compensation generally required for larger public companies, or (5) hold stockholder advisory votes on executive compensation. Other than as set forth in the following paragraph, we have not yet made a decision as to whether to take advantage of any or all of the JOBS Act exemptions that are applicable to us. If we do take advantage of any of the remaining exemptions, we do not know if some investors will find our common stock less attractive as a result.
Additionally, the JOBS Act provides that an “emerging growth company” may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an “emerging growth company” can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we are electing to “opt out” of such extended transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.
Risks Related to Investments in Real Estate
Changes in national, international, regional or local economic, demographic or real estate market conditions, including a rise in interest rates, may adversely affect our results of operations and our ability to pay distributions to our stockholders or reduce the value of their investment.
We are subject to risks generally incidental to the ownership of real estate, including changes in national, international, regional or local economic, demographic or real estate market conditions. We are unable to predict future changes in national, international, regional or local economic, demographic or real estate market conditions. For example, a recession or rise in interest rates could make it more difficult for us to lease real properties or dispose of them. In addition, rising interest rates could also make alternative interest-bearing and other investments more attractive, and therefore, potentially lower the relative value of our existing real estate investments. Furthermore, rising interest rates could cause non-traded public real estate investment trusts, such as our company, to be looked upon less favorably by potential investors, which would reduce the amount of proceeds that we are able to raise in our offering and thus reduce the number of investments that we are able to make. These conditions, or others we cannot predict, may adversely affect our results of operations, our ability to pay distributions to our stockholders or reduce the value of their investment.
If we acquire real estate at a time when the real estate market is experiencing substantial influxes of capital investment and competition for income-producing properties, such real estate investments may not appreciate or may decrease in value.
Although the real estate market has been experiencing severe dislocations, in the future the market may experience a substantial influx of capital from investors. Any substantial flow of capital, combined with significant competition for income producing real estate, may result in inflated purchase prices for such assets. To the extent we purchase real estate in such an environment in the future, we will be subject to the risk that the value of such investments may not appreciate or may decrease significantly below the amount we paid for such investment.

We may obtain only limited warranties when we purchase a property and would have only limited recourse in the event our due diligence did not identify any issues that lower the value of our property.
The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase and sale agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental income from that property.
Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.
From time to time, we may attempt to acquire multiple properties in a single transaction. Portfolio acquisitions are more complex and expensive than single property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. To acquire multiple properties in a single transaction, we may be required to accumulate a large amount of cash. We would expect the returns that we earn on such cash to be less than the ultimate returns on real property; therefore, accumulating such cash could reduce our funds available for distributions to our stockholders. Any of the foregoing events may have an adverse effect on our operations.
Uninsured losses relating to real estate and lender requirements to obtain insurance may reduce our stockholders' returns.
There are types of losses relating to real estate, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, for which we do not intend to obtain insurance unless we are required to do so by mortgage lenders. If any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, other than any reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure our stockholders that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for uninsured losses, we could suffer reduced earnings that would result in less cash to be distributed to our stockholders. In cases where we are required by mortgage lenders to obtain casualty loss insurance for catastrophic events or terrorism, such insurance may not be available, or may not be available at a reasonable cost, which could inhibit our ability to finance or refinance our properties. Additionally, if we obtain such insurance, the costs associated with owning a property would increase and could have a material adverse effect on the net income from the property, and, thus, the cash available for distribution to our stockholders.
Terrorist attacks and other acts of violence or war may affect the markets in which we operate and have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.
Terrorist attacks may negatively affect our operations and our stockholders’ investments. We may acquire real estate assets located in areas that are susceptible to attack. These attacks may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs.
More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the U.S. and worldwide financial markets and economy, all of which could adversely affect our tenants’ ability to pay rent on their leases or our ability to borrow money or issue capital stock at acceptable prices, which could have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.
Dramatic increases in insurance rates could adversely affect our cash flows and our ability to pay distributions to our stockholders.
We may not be able to obtain insurance coverage at reasonable rates due to high premium and/or deductible amounts. As a result, our cash flows could be adversely impacted due to these higher costs, which would adversely affect our ability to pay distributions to our stockholders.

Delays in the acquisition, development and construction of real properties may have adverse effects on our results of operations and our ability to pay distributions to our stockholders.
Delays we encounter in the selection, acquisition and development of real properties could adversely affect our stockholders' returns. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. If we engage in development or construction projects, we will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular real properties. Delays in completion of construction could give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks if we make periodic progress payments or other advances to builders prior to completion of construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
We are permitted to invest in a limited amount of unimproved real property. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups. If we invest in unimproved real property that we intend to develop, our stockholders' investment would be subject to the risks associated with investments in unimproved real property.
If we contract with a development company for newly developed property, our earnest money deposit made to the development company may not be fully refunded.
We may acquire one or more properties under development. We anticipate that if we do acquire properties that are under development, we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties, and that we will be required to close the purchase of the property upon completion of the development of the property. We may enter into such a contract with the development company even if at the time we enter into the contract, we have not yet raised sufficient proceeds in our offering to enable us to close the purchase of such property. However, we may not be required to close a purchase from the development company, and may be entitled to a refund of our earnest money, in the following circumstances:

•	the development company fails to develop the property;

•	all or a specified portion of the pre-leased tenants fail to take possession under their leases for any reason; or

•	we are unable to raise sufficient proceeds from our offering to pay the purchase price at closing.
The obligation of the development company to refund our earnest money deposit will be unsecured, and we may not be able to obtain a refund of such earnest money deposit from it under these circumstances since the development company may be an entity without substantial assets or operations.
Uncertain market conditions relating to the future disposition of properties could cause us to sell our properties at a loss in the future.
Our advisor, subject to the oversight of our board of directors, may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time. We cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Because of the uncertainty of market conditions that may affect the future disposition of our properties, we cannot assure our stockholders that we will be able to sell our properties at a profit in the future. Additionally, we may incur prepayment penalties in the event we sell a property subject to a mortgage earlier than we otherwise had planned. Accordingly, the extent to which our stockholders will receive cash distributions and realize potential appreciation on our real estate investments will, among other things, be dependent upon fluctuating market conditions.
Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to our stockholders.
The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates, supply and demand, and other factors that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We may be required to expend funds to correct defects or to make improvements before a property can be sold. We may not have adequate funds available to correct such defects or to make such improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Our inability to sell a property when we desire to do so may cause us to reduce our selling price for the property. Any delay in our receipt of proceeds, or diminishment of proceeds, from the sale of a property could adversely impact our ability to pay distributions to our stockholders.
If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows from operations.
If we decide to sell any of our properties, in some instances we may provide financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default on its obligations under the financing, which could negatively impact cash flows from operations. Even in the absence of a purchaser default, the distribution of sale proceeds, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to our stockholders.
Our stockholders may not receive any profits resulting from the sale of one of our properties, or receive such profits in a timely manner, because we may provide financing to the purchaser of such property.
If we sell one of our properties during liquidation, our stockholders may experience a delay before receiving their share of the proceeds of such liquidation. In a forced or voluntary liquidation, we may sell our properties either subject to or upon the assumption of any then outstanding mortgage debt or, alternatively, may provide financing to purchasers. We may take a purchase money obligation secured by a mortgage as partial payment. We do not have any limitations or restrictions on our taking such purchase money obligations. To the extent we receive promissory notes or other property instead of cash from sales, such proceeds, other than any interest payable on those proceeds, will not be included in net sale proceeds until and to the extent the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. In many cases, we will receive initial down payments in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. Therefore, our stockholders may experience a delay in the distribution to our stockholders of the proceeds of a sale until such time.
We face possible liability for environmental cleanup costs and damages for contamination related to properties we acquire, which could substantially increase our costs and reduce our liquidity and cash distributions to our stockholders.
Because we intend to own and operate real estate, we will be subject to various federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including the release of asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real estate for personal injury or property damage associated with exposure to released hazardous substances. In addition, new or more stringent laws or stricter interpretations of existing laws could change the cost of compliance or liabilities and restrictions arising out of such laws. The cost of defending against these claims, complying with environmental regulatory requirements, conducting remediation of any contaminated property, or of paying personal injury claims could be substantial, which would reduce our liquidity and cash available for distribution to our stockholders. In addition, the presence of hazardous substances on a property or the failure to meet environmental regulatory requirements may materially impair our ability to use, lease or sell a property, or to use the property as collateral for borrowing.
Our real estate investments may be concentrated in medical office buildings, hospitals, skilled nursing facilities, senior housing or other healthcare-related facilities, making us more vulnerable economically than if our investments were diversified.
As a REIT, we will invest primarily in real estate. Within the real estate industry, we intend to acquire or selectively develop and own medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We are subject to risks inherent in concentrating investments in real estate. These risks resulting from a lack of diversification become even greater as a result of our business strategy to invest to a substantial degree in healthcare-related facilities.
A downturn in the commercial real estate industry generally could significantly adversely affect the value of our properties. A downturn in the healthcare industry could negatively affect our lessees’ ability to make lease payments to us and our ability to pay distributions to our stockholders. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or if our portfolio did not include a substantial concentration in medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities.
A significant portion of our annual base rent may be concentrated in a small number of tenants. Therefore, non-renewals, terminations or lease defaults by any of these significant tenants could reduce our net income and have a negative effect on our ability to pay distributions to our stockholders.
The success of our investments materially depends upon the financial stability of the tenants leasing the properties we will own. Therefore, a non-renewal after the expiration of a lease term, termination, default or other failure to meet rental obligations by a significant tenant would significantly lower our net income. Any of these events could have a negative effect on our results of operations, our ability to pay distributions to our stockholders or on our ability to cover distributions with cash flow from operations.
A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.
It is possible that a significant portion of our portfolio could be concentrated in a particular geographic area. In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio.
Certain of our properties may not have efficient alternative uses, so the loss of a tenant may cause us not to be able to find a replacement or cause us to spend considerable capital to adapt the property to an alternative use.
Some of the properties we will seek to acquire are specialized medical facilities. If we or our tenants terminate the leases for these properties or our tenants lose their regulatory authority to operate such properties, we may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the properties to other uses. Any loss of revenues or additional capital expenditures required as a result may have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
Our future medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities and tenants may be unable to compete successfully.
Our future medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities often will face competition from nearby medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities that provide comparable services. Some of those competing facilities are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to our buildings.
Similarly, our tenants will face competition from other medical practices in nearby hospitals and other medical facilities. Our tenants’ failure to compete successfully with these other practices could adversely affect their ability to make rental payments, which could adversely affect our rental revenues. Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients. This could adversely affect our tenants’ ability to make rental payments, which could adversely affect our rental revenues.
Any reduction in rental revenues resulting from the inability of our medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities and our tenants to compete successfully may have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
A change in accounting standards in the United States for leases could reduce the overall demand to lease our properties.
The existing accounting standards for leases require lessees to classify their leases as either capital or operating leases. Under a capital lease, both the leased asset, which represents the tenant’s right to use the property, and the contractual lease obligation are recorded on the tenant’s balance sheet if one of the following criteria are met: (1) the lease transfers ownership of the property to the lessee by the end of the lease term; (2) the lease contains a bargain purchase option; (3) the non-cancelable lease term is more than 75.0% of the useful life of the asset; or (4) if the present value of the minimum lease payments equals 90.0% or more of the leased property’s fair value. If the terms of the lease do not meet these criteria, the lease is considered an operating lease, and no leased asset or contractual lease obligation is recorded by the tenant.
In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2016-02, Leases, or ASU 2016-02, on February 25, 2016, which substantially changes the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation will be recorded on the tenant’s balance sheet for all lease arrangements. In addition, ASU 2016-02 will impact the method in which contractual lease payments will be recorded. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms or fewer extension options, which would generally have less impact on tenant balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk, a delay in investing proceeds from our offering, or shorter lease terms, all of which may negatively impact our operations and ability to pay distributions.
Our costs associated with complying with the Americans with Disabilities Act may reduce our cash available for distributions.
The properties we will acquire may be subject to the ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the ADA or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the ADA. However, we cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for ADA compliance may reduce cash available for distributions and the amount of distributions to our stockholders.
Increased operating expenses could reduce cash flows from operations and funds available to acquire investments or pay distributions.
Any property that we may acquire will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, insurance costs, repairs and maintenance costs, administrative costs and other operating expenses. Some of our property leases or future leases may not require the tenants to pay all or a portion of these expenses, in which event we may have to pay these costs. If we are unable to lease properties on terms that require the tenants to pay all or some of the properties’ operating expenses, if our tenants fail to pay these expenses as required or if expenses we are required to pay exceed our expectations, we could have less funds available for future acquisitions or cash available for distributions to our stockholders.
Our operating properties will be subject to real and personal property taxes that may increase in the future, which could adversely affect our cash flows.
Our operating properties will be subject to real and personal property taxes that may increase as tax rates change and as the operating properties are assessed or reassessed by taxing authorities. As the owner of the properties, we will be ultimately responsible for payment of the taxes to the applicable government authorities. If real property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the operating property and the operating property may be subject to a tax sale. In addition, we are generally responsible for real property taxes related to any vacant space.
Costs of complying with governmental laws and regulations related to environmental protection and human health and safety may be high.
All real property investments and the operations conducted in connection with such investments are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose joint and several liability on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal.

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such real property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous substances, or the failure to properly remediate those substances, may adversely affect our ability to sell, rent or pledge such real property as collateral for future borrowings. Environmental laws also may impose restrictions on the manner in which real property may be used or businesses may be operated. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our real properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our real properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance. In connection with the acquisition and ownership of our real properties, we may be exposed to such costs in connection with such regulations. The cost of defending against environmental claims, of any damages or fines we must pay, of compliance with environmental regulatory requirements or of remediating any contaminated real property could materially and adversely affect our business, lower the value of our assets or results of operations and, consequently, lower the amounts available for distribution to our stockholders.
Ownership of property outside the United States may subject us to different or greater risks than those associated with our domestic operations.
We will seek to acquire properties outside the United States. International development, ownership, and operating activities involve risks that are different from those we face with respect to our domestic properties and operations. These risks include, but are not limited to, any international currency gain recognized with respect to changes in exchange rates may not qualify under the 75.0% gross income test or the 95.0% gross income test that we must satisfy annually in order to maintain our status as a REIT; challenges with respect to the repatriation of foreign earnings and cash; changes in foreign political, regulatory, and economic conditions, including regionally, nationally, and locally; challenges in managing international operations; challenges of complying with a wide variety of foreign laws and regulations, including those relating to real estate, corporate governance, operations, taxes, employment and legal proceedings; foreign ownership restrictions with respect to operations in countries; diminished ability to legally enforce our contractual rights in foreign countries; differences in lending practices and the willingness of domestic or foreign lenders to provide financing; regional or country-specific business cycles and economic instability; and changes in applicable laws and regulations in the United States that affect foreign operations. In addition, we have limited investing experience in international markets. If we are unable to successfully manage the risks associated with international expansion and operations, our results of operations and financial condition may be adversely affected.
Investments in properties or other real estate-related investments outside the United States would subject us to foreign currency risks, which may adversely affect distributions and our REIT status.
We expect to generate a portion of our revenue in foreign currencies. Revenues generated from any properties or other real estate-related investments we acquire or ventures we enter into relating to transactions involving assets located in markets outside the United States likely will be denominated in the local currency. Therefore, any investments we make outside the United States may subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. Dollar. As a result, changes in exchange rates of any such foreign currency to U.S. Dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity.
Changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our status as a REIT. Further, bank accounts in foreign currency that are not considered cash or cash equivalents may adversely affect our status as a REIT.
Risks Related to the Healthcare Industry
The healthcare industry is heavily regulated and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of our tenants to make rent payments to us.
The healthcare industry is heavily regulated by federal, state and local governmental bodies. Our tenants generally will be subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, and relationships with physicians and other referral sources. Changes in these laws and regulations or our tenants’ failure to comply with these laws and regulations could negatively affect the ability of our tenants to make lease payments to us and our ability to pay distributions to our stockholders.

Many of our medical properties and their tenants may require a license or certificate of need, or CON, to operate. Failure to obtain a license or CON, or loss of a required license or CON, would prevent a facility from operating in the manner intended by the tenant. These events could materially adversely affect our tenants’ ability to make rent payments to us. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of healthcare-related facilities, by requiring a CON or other similar approval. State CON laws and other similar laws are not uniform throughout the U.S. and are subject to change; therefore, this may adversely impact our tenants’ ability to provide services in different states. We cannot predict the impact of state CON laws or similar laws on our development of facilities or the operations of our tenants.
In addition, state CON laws often materially impact the ability of competitors to enter into the marketplace of our facilities. The repeal of CON laws could allow competitors to freely operate in previously closed markets. This could negatively affect our tenants’ abilities to make rent payments to us.
In limited circumstances, loss of state licensure or certification or closure of a facility could ultimately result in loss of authority to operate the facility or provide services at the facility and require new CON authorization licensure and/or authorization or potential authorization from the Centers for Medicare and Medicaid Services to re-institute operations. As a result, a portion of the value of the facility may be reduced, which would adversely impact our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
Reductions in reimbursement from third-party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us.
Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the healthcare billing rules and regulations are complex, and the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs. Moreover, the state and federal governmental healthcare programs are subject to reductions by state and federal legislative actions. The American Taxpayer Relief Act of 2012 prevented the reduction in physician reimbursement of Medicare from being implemented in 2013. The Protecting Access to Medicare Act of 2014 prevented the reduction of 24.4% in the physician fee schedule by replacing the scheduled reduction with a 0.5% increase to the physician fee schedule through December 31, 2014, and a 0% increase for January 1, 2015 through March 31, 2015. The potential 21.0% cut in reimbursement that was to be effective April 1, 2015 was removed by the Medicare Access & CHIP Reauthorization Act of 2015, or MACRA, and replaced with a new methodology that will focus upon payment based upon quality outcomes. Specifically, the Merit-Based Incentive Payment System, or MIPS, will combine the Physician Quality Reporting System, or PQRS, and Meaningful Use program with the Value Based Modifier program to provide for one payment model based upon (i) quality, (ii) resource use, (iii) clinical practice improvement and (iv) meaningful use of certified Electronic Health Record, or EHR, technology. Therefore, this change in reimbursement models may impact our tenants’ payments and create uncertainty in the tenants’ financial condition.
The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. It is possible that our tenants will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to managed care payors, and general industry trends that include pressures to control healthcare costs. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement to payments based upon quality outcomes have increased the uncertainty of payments. In 2014, state insurance exchanges were implemented which provide a new mechanism for individuals to obtain insurance. At this time, the number of payers that are participating in the state insurance exchanges varies, and in some regions there are very limited insurance plans available for individuals to choose from when purchasing insurance. In addition, not all healthcare providers will maintain participation agreements with the payers that are participating in the state health insurance exchange. Therefore, it is possible that our tenants may incur a change in their reimbursement if the tenant does not have a participation agreement with the state insurance exchange payers and a large number of individuals elect to purchase insurance from the state insurance exchange. Further, the rates of reimbursement from the state insurance exchange payers to healthcare providers will vary greatly. The rates of reimbursement will be subject to negotiation between the healthcare provider and the payer, which may vary based upon the market, the healthcare provider’s quality metrics, the number of providers participating in the area and the patient population, among other factors. Therefore, it is uncertain whether healthcare providers will incur a decrease in reimbursement from the state insurance exchange, which may impact a tenant’s ability to pay rent.
In addition, the healthcare legislation passed in 2010 included new payment models with new shared savings programs and demonstration programs that include bundled payment models and payments contingent upon reporting on satisfaction of quality benchmarks. The new payment models will likely change how physicians are paid for services. These changes could have a material adverse effect on the financial condition of some or all of our tenants. The financial impact on our tenants could restrict their ability to make rent payments to us, which would have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
Furthermore, in 2016, the Centers for Medicare and Medicaid Services will apply a negative payment adjustment to individual eligible professionals, Comprehensive Primary Care practice sites, and group practices participating in the Physician Quality Reporting System, or PQRS, group practice reporting option (including Accountable Care Organizations) that did not satisfactorily report PQRS in 2014. Individuals and groups that receive the 2016 negative payment adjustment will not receive a 2014 PQRS incentive payment. Providers can appeal the determination, but if the provider is not successful, the provider’s reimbursement may be adversely impacted, which would adversely impact a tenant’s ability to make rent payments to us.
Some tenants of our medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities will be subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.
There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs. Our lease arrangements with certain tenants may also be subject to these fraud and abuse laws. In order to support compliance with the fraud and abuse laws, our lease agreements may be required to satisfy individual state law requirements that vary from state to state, the Stark Law exception and the Anti-Kickback Statute safe harbor for lease arrangements, which impacts the terms and conditions that may be negotiated in the lease arrangements.
These federal laws include:

•
the Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of any item or service reimbursed by state or federal healthcare programs;

•
the Federal Physician Self-Referral Prohibition, which, subject to specific exceptions, restricts physicians from making referrals for specifically designated health services for which payment may be made under federal healthcare programs to an entity with which the physician, or an immediate family member, has a financial relationship;

•
the False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including claims paid by the Medicare and Medicaid programs;

•
the Civil Monetary Penalties Law, which authorizes the U.S. Department of Health and Human Services to impose monetary penalties or exclusion from participating in state or federal healthcare programs for certain fraudulent acts;

•	the Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA, Fraud Statute, which makes it a federal crime to defraud any health benefit plan, including private payers; and

•	the Exclusions Law, which authorizes the U.S. Department of Health and Human Services to exclude someone from participating in state or federal healthcare programs for certain fraudulent acts.
Each of these laws includes criminal and/or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. Certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Additionally, states in which the facilities are located may have similar fraud and abuse laws. Investigation by a federal or state governmental body for violation of fraud and abuse laws or imposition of any of these penalties upon one of our tenants could jeopardize that tenant’s ability to operate or to make rent payments, which may have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
Adverse trends in healthcare provider operations may negatively affect our lease revenues and our ability to pay distributions to our stockholders.
The healthcare industry is currently experiencing:

•	changes in the demand for and methods of delivering healthcare services;

•	changes in third-party reimbursement policies;

•	significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas;

•	increased expense for uninsured patients;

•	increased competition among healthcare providers;

•	increased liability insurance expense;

•	continued pressure by private and governmental payors to reduce payments to providers of services;

•	increased scrutiny of billing, referral and other practices by federal and state authorities;

•	changes in federal and state healthcare program payment models;

•	increased emphasis on compliance with privacy and security requirements related to personal health information;

•	increased acquisitions and consolidation of providers in the healthcare industry; and

•	increases and expansion of government audits related to compliance with the HIPAA privacy and security rules.
These factors may adversely affect the economic performance of some or all of our tenants and, in turn, our lease revenues and our ability to pay distributions to our stockholders.
Our healthcare-related tenants may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to pay their rent payments to us.
As is typical in the healthcare industry, our healthcare-related tenants may often become subject to claims that their services have resulted in patient injury or other adverse effects. Many of these tenants may have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by these tenants may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants of our medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. We also believe that there has been, and will continue to be, an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not always available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent, which in turn could have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
Comprehensive healthcare reform legislation, the effects of which are not yet known, could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act of 2010, or the Patient Protection and Affordable Care Act, and on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010, or the Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act. Together, the two acts will serve as the primary vehicle for comprehensive healthcare reform in the U.S. The acts are intended to reduce the number of individuals in the U.S. without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. Included within the legislation is a limitation on physician-owned hospitals from expanding, unless the facility satisfies very narrow federal exceptions to this limitation. Therefore, if our tenants are physicians that own and refer to a hospital, the hospital would be limited in its operations and expansion potential, which may limit the hospital’s services and resulting revenues and may impact the owner’s ability to make rental payments. The legislation will become effective through a phased approach, having begun in 2010 and concluding in 2018, although several provisions of the legislation have been delayed, and additional delays are being considered. At this time, the effects of healthcare reform, its success or delay in implementation and its impact on our properties are not yet known but could materially adversely affect our business, financial condition, results of operations and ability to pay distributions to our stockholders.

Risks Related to Debt Financing
Increases in interest rates could increase the amount of our debt payments, and therefore, negatively impact our operating results.
Interest we will pay on our debt obligations will reduce cash available for distributions. Whenever we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to pay distributions to our stockholders. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.
To the extent we borrow at fixed rates or enter into fixed interest rate swaps, we will not benefit from reduced interest expense if interest rates decrease.
We are exposed to the effects of interest rate changes primarily as a result of borrowings we will use to maintain liquidity and fund expansion and refinancing of our real estate investment portfolio and operations. To limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk, we may borrow at fixed rates or variable rates depending upon prevailing market conditions. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument.
Hedging activity may expose us to risks.
We may use derivative financial instruments to hedge our exposure to changes in exchange rates and interest rates on loans secured by our assets. If we use derivative financial instruments to hedge against interest rate fluctuations, we will be exposed to credit risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. These derivative instruments are speculative in nature and there is no guarantee that they will be effective. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to our stockholders will be adversely affected.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to pay distributions to our stockholders.
When providing financing, a lender may impose restrictions on us that affect our ability to incur additional debt and affect our distribution and operating strategies. We may enter into loan documents that contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, or replace our advisor. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.
Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.
We may finance or refinance our properties using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.
If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to refinance or sell properties on favorable terms, and to pay distributions to our stockholders.
Some of our future financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the particular property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. The refinancing or sale could affect the rate of return to our stockholders and the projected time of disposition of our assets. In an environment of increasing mortgage rates, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt if mortgage rates are higher at a time a balloon payment is due. In addition, payments of principal and interest made to service our debts, including balloon payments, may leave us with insufficient cash to pay the distributions that we are required to pay to qualify as a REIT. Any of these results would have a significant, negative impact on our stockholders' investment.
Risks Related to Real Estate-Related Investments
The mortgage loans in which we may invest and the mortgage loans underlying the mortgage-backed securities in which we may invest may be impacted by unfavorable real estate market conditions, which could decrease their value.
If we acquire investments in mortgage loans or mortgage-backed securities, such investments will involve special risks relating to the particular borrower or issuer of the mortgage-backed securities and we will be at risk of loss on those investments, including losses as a result of defaults on mortgage loans. These losses may be caused by many conditions beyond our control, including economic conditions affecting real estate values, tenant defaults and lease expirations, interest rate levels and the other economic and liability risks associated with real estate. If we acquire property by foreclosure following defaults under our mortgage loan investments, we will have the economic and liability risks as the owner described above. We do not know whether the values of the property securing any of our real estate-related investments will remain at the levels existing on the dates we initially make the related investment. If the values of the underlying properties drop, our risk will increase and the values of our interests may decrease.
Delays in liquidating defaulted mortgage loan investments could reduce our investment returns.
If there are defaults under our mortgage loan investments, we may not be able to foreclose on or obtain a suitable remedy with respect to such investments. Specifically, we may not be able to repossess and sell the underlying properties quickly, which could reduce the value of our investment. For example, an action to foreclose on a property securing a mortgage loan is regulated by state statutes and rules and is subject to many of the delays and expenses of lawsuits if the defendant raises defenses or counterclaims. Additionally, in the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.
The commercial mortgage-backed securities in which we may invest are subject to several types of risks.
Commercial mortgage-backed securities are bonds which evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the mortgage-backed securities in which we may invest are subject to all the risks of the underlying mortgage loans.
In a rising interest rate environment, the value of commercial mortgage-backed securities may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of commercial mortgage-backed securities may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities markets as a whole. In addition, commercial mortgage-backed securities are subject to the credit risk associated with the performance of the underlying mortgage properties.
Commercial mortgage-backed securities are also subject to several risks created through the securitization process. Subordinate commercial mortgage-backed securities are paid interest-only to the extent that there are funds available to make payments. To the extent the collateral pool includes a large percentage of delinquent loans, there is a risk that interest payments on subordinate commercial mortgage-backed securities will not be fully paid. Subordinate securities of commercial mortgage-backed securities are also subject to greater credit risk than those commercial mortgage-backed securities that are more highly rated.
The mezzanine loans in which we may invest would involve greater risks of loss than senior loans secured by income-producing real estate.
We may invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real estate or loans secured by a pledge of the ownership interests of either the entity owning the real estate or the entity that owns the interest in the entity owning the real estate. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real estate because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real estate and increasing the risk of loss of principal.
Real estate-related equity securities in which we may invest are subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in real estate or real estate-related assets.
We may invest in the common and preferred stock of both publicly traded and private unaffiliated real estate companies, which involves a higher degree of risk than debt securities due to a variety of factors, including the fact that such investments are subordinate to creditors and are not secured by the issuer’s property. Our investments in real estate-related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with acquiring real estate-related investments discussed in this annual report, including risks relating to rising interest rates.
We expect a portion of our real estate-related investments to be illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.
We may acquire real estate-related investments in connection with privately negotiated transactions which are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default.
Interest rate and related risks may cause the value of our real estate-related investments to be reduced.
Interest rate risk is the risk that fixed income securities such as preferred and debt securities, and to a lesser extent dividend paying common stocks, will decline in value because of changes in market interest rates. Generally, when market interest rates rise, the market value of such securities will decline, and vice versa. Our investment in such securities means that the NAV and market price of the common stock may tend to decline if market interest rates rise.
During periods of rising interest rates, the average life of certain types of securities may be extended because of slower than expected principal payments. This may lock in a below-market interest rate, increase the security’s duration and reduce the value of the security. This is known as extension risk. During periods of declining interest rates, an issuer may be able to exercise an option to prepay principal earlier than scheduled, which is generally known as call or prepayment risk. If this occurs, we may be forced to reinvest in lower yielding securities. This is known as reinvestment risk. Preferred and debt securities frequently have call features that allow the issuer to repurchase the security prior to its stated maturity. An issuer may redeem an obligation if the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. These risks may reduce the value of our real estate-related investments.
If we liquidate prior to the maturity of our real estate-related investments, we may be forced to sell those investments on unfavorable terms or at a loss.
Our board of directors may choose to effect a liquidity event in which we liquidate our assets, including our real estate-related investments. If we liquidate those investments prior to their maturity, we may be forced to sell those investments on unfavorable terms or at a loss. For instance, if we are required to liquidate mortgage loans at a time when prevailing interest rates are higher than the interest rates of such mortgage loans, we would likely sell such loans at a discount to their stated principal values.
Risks Related to Joint Ventures
The terms of joint venture agreements or other joint ownership arrangements into which we have and may enter could impair our operating flexibility or result in litigation or liability, which could materially adversely affect our results of operations.
In connection with the purchase of real estate, we may enter into joint ventures with third parties, including affiliates of our advisor. We may also purchase or develop properties in co-ownership arrangements with the sellers of the properties, developers or other persons. These structures involve participation in the investment by other parties whose interests and rights may not be the same as ours. Our joint venture partners may have rights to take some actions over which we have no control and may take actions contrary to our interests. Joint ownership of an investment in real estate may involve risks not associated with direct ownership of real estate, including the following:

•
a venture partner may at any time have economic or other business interests or goals which become inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties held in a joint venture or the timing of the termination and liquidation of the venture;

•	a venture partner might become bankrupt and such proceedings could have an adverse impact on the operation of the partnership or joint venture;

•	actions taken by a venture partner might have the result of subjecting the property to liabilities in excess of those contemplated; and

•
a venture partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to maintaining our qualification as a REIT.

Under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could occur, which might adversely affect the joint venture or result in litigation or liability and decrease potential returns to our stockholders. If we have a right of first refusal or buy/sell right to buy out a venture partner, we may be unable to finance such a buy-out or we may be forced to exercise those rights at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to purchase an interest of a venture partner subject to the buy/sell right, in which case we may be forced to sell our interest when we would otherwise prefer to retain our interest. In addition, we may not be able to sell our interest in a joint venture on a timely basis or on acceptable terms if we desire to exit the venture for any reason, particularly if our interest is subject to a right of first refusal of our venture partner.
We may structure our joint venture relationships in a manner which may limit the amount we participate in the cash flows or appreciation of an investment.
We may enter into joint venture agreements, the economic terms of which may provide for the distribution of income to us otherwise than in direct proportion to our ownership interest in the joint venture. For example, while we and a co-venturer may invest an equal amount of capital in an investment, the investment may be structured such that we have a right to priority distributions of cash flows up to a certain target return while the co-venturer may receive a disproportionately greater share of cash flows than we are to receive once such target return has been achieved. This type of investment structure may result in the co-venturer receiving more of the cash flows, including appreciation, of an investment than we would receive. If we do not accurately judge the appreciation prospects of a particular investment or structure the venture appropriately, we may incur losses on joint venture investments or have limited participation in the profits of a joint venture investment, either of which could reduce our ability to pay cash distributions to our stockholders.
Federal Income Tax Risks
Failure to qualify as a REIT for federal income tax purposes would subject us to federal income tax on our taxable income at regular corporate rates, which would substantially reduce our ability to pay distributions to our stockholders.
We intend to qualify and elect to be taxed as a REIT under the Code beginning with our taxable year ending December 31, 2016, or the first year in which we commence material operations. To qualify as a REIT, we must meet various requirements set forth in the Code concerning, among other things, the ownership of our outstanding common stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in operating so as to qualify as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our board of directors to determine that it is not in our best interest to qualify as a REIT, maintain our qualification as a REIT or revoke our REIT election, which it may do without stockholder approval.
Although we do not expect to request a ruling from the IRS that we qualify as a REIT, we have received an opinion of our legal counsel, Morris, Manning & Martin, LLP, regarding our ability to qualify as a REIT. Our legal counsel rendered its opinion based upon our representations as to the manner in which we are and will be owned, invest in assets and operate, among other things. Our qualification as a REIT will depend upon our ability to meet, through investments, actual operating results, distributions and satisfaction of specific stockholder rules, the various tests imposed by the Code. Morris, Manning & Martin, LLP will not review these operating results or compliance with the qualification standards on an ongoing basis. This means that we may not satisfy the REIT requirements in the future. Also, this opinion represents Morris, Manning & Martin, LLP’s legal judgment based on the law in effect as of the date of the opinion and is not binding on the IRS or the courts, and could be subject to modification or withdrawal based on future legislative, judicial or administrative changes to the federal income tax laws, any of which could be applied retroactively.

If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to our stockholders because of the additional tax liability. In addition, distributions would no longer qualify for the distributions paid deduction, and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and would substantially reduce our ability to pay distributions to our stockholders.
To qualify as a REIT and to avoid the payment of federal income and excise taxes, we may be forced to borrow funds, use proceeds from the issuance of securities (including our offering), or sell assets to pay distributions, which may result in our distributing amounts that may otherwise be used for our operations.
To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90.0% of our annual taxable income, determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and to a 4.0% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85.0% of our ordinary income, (2) 95.0% of our capital gain net income and (3) 100% of our undistributed income from prior years.
These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities (including our offering) or sell assets in order to distribute enough of our taxable income to qualify as a REIT and to avoid the payment of federal income and excise taxes.
Our investment strategy may cause us to incur penalty taxes, lose our REIT status, or own and sell properties through TRSs, each of which would diminish the return to our stockholders.
In light of our investment strategy, it is possible that one or more sales of our properties may be “prohibited transactions” under provisions of the Code. If we are deemed to have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business), all income that we derive from such sale would be subject to a 100% tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax. A principal requirement of the safe harbor is that the REIT must hold the applicable property for not less than two years prior to its sale. Given our investment strategy, it is entirely possible, if not likely, that the sale of one or more of our properties will not fall within the prohibited transaction safe harbor.
If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to avoid the 100% penalty tax if we acquired the property through a TRS or acquired the property and transferred it to a TRS for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes). However, there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor. Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forego the use of a TRS in a transaction that does not meet the safe harbor based on our own internal analysis, the opinion of counsel or the opinion of other tax advisors that the disposition will not be subject to the 100% penalty tax. In cases where a property disposition is not effected through a TRS, the IRS could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net income from the sale of such property will be payable as a tax and none of the proceeds from such sale will be distributable by us to our stockholders or available for investment by us.
If we acquire a property that we anticipate will not fall within the safe harbor from the 100% penalty tax upon disposition, then we may acquire such property through a TRS in order to avoid the possibility that the sale of such property will be a prohibited transaction and subject to the 100% penalty tax. If we already own such a property directly or indirectly through an entity other than a TRS, we may contribute the property to a TRS if there is another, non-tax-related business purpose for the contribution of such property to the TRS. Following the transfer of the property to a TRS, the TRS will operate the property and may sell such property and distribute the net proceeds from such sale to us, and we may distribute the net proceeds distributed to us by the TRS to our stockholders. Though a sale of the property by a TRS likely would eliminate the danger of the application of the 100% penalty tax, the TRS itself would be subject to a tax at the federal level, and potentially at the state and local levels, on the gain realized by it from the sale of the property as well as on the income earned while the property is operated by the TRS. This tax obligation would diminish the amount of the proceeds from the sale of such property that would be distributable to our stockholders. As a result, the amount available for distribution to our stockholders would be substantially less than if the REIT had operated and sold such property directly and such transaction was not characterized as a prohibited transaction. The maximum federal income tax rate is currently 35.0%. Federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our stockholders from the sale of property through a TRS after the effective date of any increase in such tax rates.
If we own too many properties through one or more of our TRSs, then we may lose our status as a REIT. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. As a REIT, the value of the securities we hold in all of our TRSs may not exceed 25.0% (20.0% for taxable years beginning after December 31, 2017) of the value of all of our assets at the end of any calendar quarter. If the IRS were to determine that the value of our interests in all of our TRSs exceeded 25.0% (20.0% for taxable years beginning after December 31, 2017) of the value of total assets at the end of any calendar quarter, then we would fail to qualify as a REIT. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in our TRSs exceeds 25.0% (20.0% for taxable years beginning after December 31, 2017) of the value of our total assets at the end of any calendar quarter, and therefore, cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25.0% of our gross income with respect to any year may be from sources other than real estate. Distributions paid to us from a TRS are considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if distributions from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25.0% of our gross income with respect to such year. We will use all reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our qualification as a REIT. Our failure to qualify as a REIT would adversely affect our stockholders' return on their investment.
Our stockholders may have a current tax liability on distributions they elect to reinvest in shares of our common stock.
If our stockholders participate in the DRIP, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless our stockholders are a tax-exempt entity, our stockholders may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.
Legislative or regulatory action with respect to taxes could adversely affect the returns to our investors.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal and state income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our stock or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in our stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.
In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to our stockholders.
Even if we qualify as a REIT, we may be subject to federal income taxes or state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain capital gains we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, our stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. Any federal or state taxes we pay will reduce our cash available for distribution to our stockholders.
Distributions to tax-exempt stockholders may be classified as UBTI.
Neither ordinary nor capital gain distributions with respect to the shares of our common stock nor gain from the sale of the shares of our common stock should generally constitute unrelated business taxable income, or UBTI, to a tax-exempt stockholder. However, there are certain exceptions to this rule. In particular:

•
part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as UBTI if the shares of our common stock are predominately held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as UBTI;

•
part of the income and gain recognized by a tax exempt stockholder with respect to the shares of our common stock would constitute UBTI if the stockholder incurs debt in order to acquire the shares of our common stock; and

•
part or all of the income or gain recognized with respect to the shares of our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17) or (20) of the Code may be treated as UBTI.

Complying with the REIT requirements may cause us to forego otherwise attractive opportunities.
To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to pay distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution, or we may be required to liquidate otherwise attractive investments in order to comply with the REIT tests. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
Foreign purchasers of shares of our common stock may be subject to FIRPTA tax upon the sale of their shares of our common stock.
A foreign person disposing of a U.S. real property interest, including shares of stock of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to the Foreign Investment in Real Property Tax Act of 1980, as amended, or FIRPTA, on the amount received from the disposition. However, foreign pension plans and certain foreign publicly traded entities are exempt from FIRPTA withholding. Further, such FIRPTA tax does not apply to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50.0% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure our stockholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, amounts received by foreign investors on a sale of shares of our common stock would be subject to FIRPTA tax, unless the shares of our common stock were traded on an established securities market and the foreign investor did not at any time during a specified period directly or indirectly own more than 10.0% of the value of our outstanding common stock. However, these rules do not apply to foreign pension plans and certain publicly traded entities.
Foreign stockholders may be subject to FIRPTA tax upon the payment of a capital gains dividend.
A foreign stockholder will likely be subject to FIRPTA upon the payment of any capital gain dividends by us if such gain is attributable to gain from sales or exchanges of U.S. real property interests. However, these rules do not apply to foreign pension plans and certain publicly traded entities.
Employee Benefit Plan, IRA, and Other Tax-Exempt Investor Risks
We, and our stockholders that are employee benefit plans, individual retirement accounts, or IRAs, annuities described in Sections 403(a) or (b) of the Code, Archer Medical Savings Accounts, health savings accounts, or Coverdell education savings accounts (referred to generally as Benefit Plans and IRAs) will be subject to risks relating specifically to our having such Benefit Plan and IRA stockholders, which risks are discussed below. However, these rules do not apply to foreign pension plans and certain publicly traded entities.
If our stockholders fail to meet the fiduciary and other standards under ERISA or the Code as a result of an investment in shares of our common stock, our stockholders could be subject to criminal and civil penalties.
There are special considerations that apply to Benefit Plans or IRAs investing in shares of our common stock. If our stockholders are investing the assets of a Benefit Plan or IRA in us, our stockholders should consider:

•
whether their investment is consistent with the applicable provisions of the Employee Retirement Income Security Act of 1974, or ERISA, and the Code, or any other applicable governing authority in the case of a government plan;

•	whether their investment is made in accordance with the documents and instruments governing their Benefit Plan or IRA, including any investment policy;

•	whether their investment satisfies the prudence, diversification and other requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	whether their investment will impair the liquidity needs and distribution requirements of the Benefit Plan or IRA;

•	whether their investment will constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code;

•	whether their investment will produce or result in UBTI, as defined in Sections 511 through 514 of the Code, to the Benefit Plan or IRA; and

•	their need to value the assets of the Benefit Plan or IRA annually in accordance with ERISA and the Code.
In addition to considering their fiduciary responsibilities under ERISA and the prohibited transaction rules of ERISA and the Code, a Benefit Plan or IRA purchasing shares of our common stock should consider the effect of the plan asset regulations of the U.S. Department of Labor. To avoid our assets from being considered plan assets under those regulations, our charter prohibits “benefit plan investors” from owning 25.0% or more of the shares of our common stock prior to the time that the common stock qualifies as a class of publicly-offered securities, within the meaning of the ERISA plan asset regulations. However, we cannot assure our stockholders that those provisions in our charter will be effective in limiting benefit plan investor ownership to less than the 25.0% limit. For example, the limit could be unintentionally exceeded if a benefit plan investor misrepresents its status as a benefit plan. Even if our assets are not considered to be plan assets, a prohibited transaction could occur if we or any of our affiliates is a fiduciary (within the meaning of ERISA) with respect to a Benefit Plan or IRA purchasing shares of our common stock, and, therefore, in the event any such persons are fiduciaries (within the meaning of ERISA) of their Benefit Plan or IRA, our stockholders should not purchase shares of our common stock unless an administrative or statutory exemption applies to their purchase.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
As of December 31, 2015, our principal executive offices are located at 18191 Von Karman Avenue, Suite 300, Irvine, California 92612. We do not have an address separate from our advisor or our co-sponsors. Since we pay our advisor fees for their services, we do not pay rent for the use of their space.
As of December 31, 2015, we did not own any properties.
Item 3. Legal Proceedings.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
There is no established public trading market for shares of our common stock.

To assist the members of FINRA and their associated persons, pursuant to FINRA Conduct Rule 5110, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, we will prepare annual statements of the estimated share value to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in shares of our common stock. For these purposes, our estimated value of the shares is $10.00 per share as of December 31, 2015. The basis for this valuation is the fact that the initial public offering price for shares of our common stock in our primary offering pursuant to our Registration Statement on Form S-11 (File No. 333-205960), which was declared effective under the Securities Act of 1933, as amended, or the Securities Act, on February 16, 2016, is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). However, there is no public trading market for the shares of our common stock at this time, and there can be no assurance that stockholders could receive $10.00 per share if such a market did exist and they sold their shares of our common stock or that they will be able to receive such amount for their shares of our common stock in the future. Furthermore, an amendment to NASD Rule 2340 will take effect on April 11, 2016, prior to the anticipated conclusion of our offering, and since we do not intend to disclose an estimated per share value before the amended rule takes effect, our stockholders’ customer account statements after the amended rule takes effect will include a value per share that is less than the offering price, because the amendment requires the “value” on the customer account statement to be equal to the offering price less up-front underwriting compensation and certain organization and offering expenses.

We intend to continue to use the offering price to acquire a share in our primary offering (ignoring purchase price discounts for certain categories of purchasers) as our estimated per share value until a date prior to 150 days following the second anniversary of breaking escrow in our offering, pursuant to FINRA rules. However, as required by recent amendments to rules promulgated by FINRA, we expect to disclose an estimated per share value of our shares based on a valuation no later than 150 days following the second anniversary of the date on which we break escrow in our offering, although we may determine to provide an estimated per share value based upon a valuation earlier than presently anticipated, and we will disclose the resulting estimated per share value in our Annual Reports on Form 10-K distributed to stockholders. After the initial appraisal, appraisals will be done at least annually. When determining the estimated value per share from and after 150 days following the second anniversary of breaking escrow in our offering and at least annually thereafter, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets. If we provide an estimated per share value of our shares based on a valuation prior to the conclusion of our offering, our board of directors may determine to modify the offering price, including the price at which our shares are offered pursuant to the DRIP, to reflect the estimated value per share.
Stockholders
As of March 7, 2016, we had one stockholder of record.
Distributions
We have not paid any distributions as of December 31, 2015. The amount of distributions paid to our stockholders will be determined quarterly by our board of directors and are dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to qualify and maintain our status as a REIT under the Code. We have not established any limit on the amount of offering proceeds that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would (1) cause us to be unable to pay our debts as they become due in the usual course of business; or (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences.

Securities Authorized for Issuance under Equity Compensation Plans
No equity compensation plans were adopted, and no securities were issued, pursuant to any equity compensation plans during the year ended December 31, 2015. However, the incentive plan was adopted by our board of directors in February 2016. Under the terms of our incentive plan, the aggregate number of shares of our common stock subject to options, restricted shares of common stock, stock purchase rights, stock appreciation rights or other awards, will be no more than 4,000,000 shares. See Part III, Item 11. Executive Compensation — Director Compensation, for a further discussion of the incentive plan.
Recent Sales of Unregistered Securities
In connection with our incorporation, we issued 22,222 shares of our common stock to our advisor, for $9.00 per share in a private offering on February 6, 2015. Such offering was exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Effective as of July 23, 2015, we effected a reverse stock split, whereby every two and one-half shares of our common stock issued and outstanding were combined into one share of common stock, resulting in 8,889 shares of our common stock issued and outstanding. Effective as of October 22, 2015, we effected a stock split, whereby every share of our common stock issued and outstanding was split into 2.343749 shares of common stock, resulting in 20,833 shares of our common stock issued and outstanding.
Use of Public Offering Proceeds
Our Registration Statement on Form S-11 (File No. 333-205960), registering a public offering of up to $3,150,000,000 in shares of our common stock, was declared effective under the Securities Act on February 16, 2016. Griffin Capital Securities is the dealer manager of our offering. We are offering to the public a minimum of $2,000,000 in shares of our common stock and a maximum of $3,000,000,000 in shares of our common stock in our primary offering at a price of $10.00 per share. We are also offering up to $150,000,000 in shares of our common stock pursuant to the DRIP at a purchase price during our offering of 95.0% of the primary offering price per share, or $9.50 assuming a $10.00 per share primary offering price. We reserve the right to reallocate the shares of our common stock offered between the primary offering and the DRIP, and among classes of stock if we elect to offer additional classes in the future.
As of December 31, 2015, we had not received any subscriptions in our offering.
As of December 31, 2015, we had not paid any expenses in connection with the sale of share of our common stock in our offering.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
In February 2016, our board of directors approved a share repurchase plan.
During the three months ended December 31, 2015, we did not receive any requests pursuant to our share repurchase plan and did not repurchase any of our securities. See Note 4, Equity, Share Repurchase Plan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of our share repurchase plan.

Item 6. Selected Financial Data.
The following should be read with Part I, Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our accompanying consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results for any future period. We had no results of operations for the period from January 23, 2015 (Date of Inception) through December 31, 2015.
The following selected financial data is derived from our consolidated financial statements in Part IV, Item 15. Exhibits, Financial Statement Schedules that is a part of this Annual Report on Form 10-K.

Selected Financial Data	December 31, 2015
BALANCE SHEET DATA:
Total assets	$202,000
Stockholder's equity	$200,000

Period from January 23, 2015 (Date of Inception) through
December 31, 2015
STATEMENT OF CASH FLOWS DATA:
Net cash provided by financing activities	$202,000

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT IV, Inc. and its subsidiary, Griffin-American Healthcare REIT IV Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2015, together with our results of operations and cash flows for the period from January 23, 2015 (Date of Inception) through December 31, 2015.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking. Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future investments on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the availability of properties to acquire; the availability of financing; and our ongoing relationship with American Healthcare Investors, LLC, or American Healthcare Investors, and Griffin Capital Corporation, or Griffin Capital, or collectively our co-sponsors, and their affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission, or the SEC.
Overview and Background
Griffin-American Healthcare REIT IV, Inc., a Maryland corporation, was incorporated on January 23, 2015 and therefore we consider that our date of inception. We were initially capitalized on February 6, 2015. We intend to invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We may also originate and acquire secured loans and real estate-related investments on an infrequent and opportunistic basis. We generally will seek investments that produce current income. We intend to elect to be treated as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes beginning with our taxable year ending December 31, 2016, or the first year in which we commence material operations.
Effective February 16, 2016, we are conducting a best efforts initial public offering, or our offering, in which we are offering a minimum of $2,000,000 in shares of our common stock, or the minimum offering, and a maximum of $3,000,000,000 in shares of our common stock in our primary offering, at a price of $10.00 per share. We are also offering up to $150,000,000 in shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at a purchase price during our offering of 95.0% of the primary offering price per share, or $9.50 assuming a $10.00 per share primary offering price. We reserve the right to reallocate the shares of our common stock offered between the primary offering and the DRIP, and among classes of stock if we elect to offer additional classes in the future.
We will conduct substantially all of our operations through Griffin-American Healthcare REIT IV Holdings, LP, or our operating partnership. We are externally advised by our advisor pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor that has a one-year term that expires on February 16, 2017 and is subject to successive one-year renewals upon the mutual consent of the parties. Our advisor uses its best efforts, subject to the oversight and review of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors and 25.0% owned by a wholly owned subsidiary of Griffin Capital. Effective March 1, 2015, American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by NorthStar Asset Management Group Inc., or NSAM, and 7.8% owned by James F. Flaherty III, one of NSAM's partners. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or our dealer manager, NSAM, or Mr. Flaherty; however, we are affiliated with Griffin-American Healthcare REIT IV Advisor, American Healthcare Investors and AHI Group Holdings.

As of March 7, 2016, we have neither purchased nor contracted to purchase any investments. Our advisor has not identified any real estate or real estate-related investments in which it is probable that we will invest.
Critical Accounting Policies
We believe that our critical accounting policies once we commence material operations will be those that require significant judgments and estimates such as those related to revenue recognition, tenant receivables and allowance for uncollectible accounts, accounting for property acquisitions, capitalization of expenditures and depreciation of assets, impairment of real estate investments, properties held for sale and discontinued operations and qualification as a REIT. These estimates are made and evaluated on an on-going basis using information that is available as well as various other assumptions believed to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may apply a different accounting treatment, resulting in a different presentation of our financial statements. We believe that the critical accounting policies described below, among others, will affect our more significant estimates and judgments expected to be used in the preparation of our financial statements.
Use of Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.
Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts
We will recognize revenue in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition, or ASC Topic 605. ASC Topic 605 requires that all four of the following basic criteria be met before revenue is realized or realizable and earned: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.
In accordance with ASC Topic 840, Leases, minimum annual rental revenue will be recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between real estate revenue recognized and cash amounts contractually due from tenants under the lease agreements will be recorded to deferred rent receivable or deferred rent liability, as applicable. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, will be recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements will be recognized and presented in accordance with ASC Subtopic 605-45, Revenue Recognition — Principal Agent Consideration, or ASC Subtopic 605-45. ASC Subtopic 605-45 requires that these reimbursements be recorded on a gross basis, as we generally will be the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk. We will recognize lease termination fees at such time when there is a signed termination letter agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.
Tenant receivables and unbilled deferred rent receivables will be carried net of an allowance for uncollectible amounts. An allowance will be maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight-line recognition of rents. Such allowances will be charged to bad debt expense, which will be included in general and administrative in our consolidated statement of operations. Our determination of the adequacy of these allowances will be based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors.

Property Acquisitions
In accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, we, with assistance from independent valuation specialists, will measure the fair value of tangible and identified intangible assets and liabilities, as applicable, based on their respective fair values for acquired properties. Our method for allocating the purchase price to acquired investments in real estate will require us to make subjective assessments for determining fair value of the assets acquired and liabilities assumed. This will include determining the value of the buildings, land, leasehold interests, furniture, fixtures and equipment, above- or below-market rent, in-place leases, in-place lease costs, tenant relationships, master leases, above- or below- market debt assumed and derivative financial instruments assumed. These estimates will require significant judgment and in some cases involve complex calculations. These allocation assessments will directly impact our results of operations, as amounts allocated to certain assets and liabilities will have different depreciation or amortization lives. In addition, we will amortize the value assigned to above- or below-market rent as a component of revenue, unlike in-place leases and other intangibles, which we will include in depreciation and amortization in our consolidated statement of operations.
The determination of the fair value of land will be based upon comparable sales data. In cases where a leasehold interest in the land is acquired, the value of the leasehold interest will be determined by discounting the difference between the contract ground lease payments and a market ground lease payment back to a present value as of the acquisition date. The market ground lease payment will be estimated as a percentage of the land value. The fair value of buildings will be based upon our determination of the value as if it were to be replaced and vacant using cost data and discounted cash flow models similar to those used by independent appraisers. We will also recognize the fair value of furniture, fixtures and equipment on the premises, if any, as well as the above- or below-market rent, the value of in-place leases, the value of in-place lease costs, tenant relationships, master leases, above- or below-market debt and derivative financial instruments assumed. Factors considered by us will include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.
The value of the above- or below-market component of the acquired in-place leases will be determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (1) the level payment equivalent of the contract rent paid pursuant to the lease and (2) our estimate of market rent payments taking into account rent steps throughout the lease. In the case of leases with options, a case-by-case analysis is performed based on all facts and circumstances of the specific lease to determine whether the option will be assumed to be exercised. The amounts related to above-market leases will be included in identified intangible assets, net in our consolidated balance sheet and will be amortized to real estate revenue over the remaining non-cancelable lease term of the acquired leases with each property. The amounts related to below-market leases will be included in identified intangible liabilities, net in our consolidated balance sheets and will be amortized to real estate revenue over the remaining non-cancelable lease term plus any below-market renewal options of the acquired leases with each property.
The value of in-place lease costs and the value of tenant relationships, if any, will be based on management's evaluation of the specific characteristics of the tenant's lease and our overall relationship with the tenants. Characteristics considered by us in allocating these values will include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The amounts related to in-place lease costs will be included in identified intangible assets, net in our accompanying consolidated balance sheet and will be amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases with each property. The amounts related to the value of tenant relationships, if any, will be included in identified intangible assets, net in our accompanying consolidated balance sheet and will be amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases plus the market renewal lease term. The value of a master lease, in which a previous owner or a tenant is relieved of specific rental obligations as additional space is leased, will be determined by discounting the expected real estate revenue associated with the master lease space over the assumed lease-up period.
The value of above- or below-market debt will be determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage at the time of assumption. The value of above- or below-market debt will be included in mortgage loans payable, net in our accompanying consolidated balance sheet and will be amortized to interest expense over the remaining term of the assumed mortgage.
The value of derivative financial instruments, if any, will be determined in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820, and will be included in derivative financial instruments in our accompanying consolidated balance sheet.
The values of contingent consideration assets and liabilities will be analyzed at the time of acquisition. For contingent purchase options, the fair market value of the acquired asset will be compared to the specified option price at the exercise date. If the option price is below-market, it will be assumed to be exercised and the difference between the fair market value and the option price will be discounted to the present value at the time of acquisition.

The fair values will be subject to change based on information received within one year of the purchase related to one or more events identified at the time of purchase which will confirm the value of an asset or liability received in an acquisition of property.
Capitalization of Expenditures and Depreciation of Assets
The cost of operating properties will include the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties will be capitalized and the cost of maintenance and repairs will be charged to expense as incurred. The cost of building and improvements will be depreciated on a straight-line basis over the estimated useful lives. The cost of improvements will be depreciated on a straight-line basis over the shorter of the lease term or useful life. Furniture, fixtures and equipment, if any, will be depreciated over the estimated useful lives. When depreciable property is retired or disposed of, the related costs and accumulated depreciation will be removed from the accounts and any gain or loss will be reflected in operations.
As part of the leasing process, we may provide the lessee with an allowance for the construction of leasehold improvements. These leasehold improvements will be capitalized and recorded as tenant improvements, and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements, the allowance will be considered to be a lease inducement and will be recognized over the lease term as a reduction of rental revenue on a straight-line basis. Factors considered during this evaluation include, among other things, who holds legal title to the improvements as well as other controlling rights provided by the lease agreement and provisions for substantiation of such costs (e.g. unilateral control of the tenant space during the build-out process). Determination of the appropriate accounting for the payment of a tenant allowance will be made on a lease-by-lease basis, considering the facts and circumstances of the individual tenant lease. Recognition of rental revenue commences when the lessee is given possession of the leased space upon completion of tenant improvements when we are the owner of the leasehold improvements. However, when the leasehold improvements are owned by the tenant, the lease inception date (and the date on which recognition of lease revenue commences) will be the date the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements.
Impairment
We will carry our operating properties at historical cost less accumulated depreciation. We will assess the impairment of an operating property when events or changes in circumstances indicate that its carrying value may not be recoverable. Indicators we consider important and that we believe could trigger an impairment review include, among others, the following:

•	significant negative industry or economic trends;

•	a significant underperformance relative to historical or projected future operating results; and

•	a significant change in the extent or manner in which the asset is used or significant physical change in the asset.
In the event that the carrying amount of an operating property exceeds the sum of the future undiscounted cash flows expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. It will require us to make assumptions related to discount rates, future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels and the estimated proceeds generated from the future sale of the property. Changes in these assumptions may have a material impact on our financial results.
Properties Held for Sale and Discontinued Operations
We will account for our properties held for sale in accordance with ASC Topic 360, Property, Plant, and Equipment, or ASC Topic 360, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC Topic 360 requires that a property or a group of properties is required to be reported in discontinued operations in the statements of operations for current and prior periods, if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when either (i) the component has been disposed of or (ii) is classified as held for sale.

In accordance with ASC Topic 360, at such time as a property is held for sale, such property will be carried at the lower of (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property being held for sale will cease to be depreciated. We will classify operating properties as property held for sale in the period in which all of the following criteria are met:

•	management, having the authority to approve the action, commits to a plan to sell the asset;

•	the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets;

•	an active program to locate a buyer or buyers and other actions required to complete the plan to sell the asset has been initiated;

•	the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year;

•	the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

•	given the actions required to complete the plan to sell the asset, it is unlikely that significant changes to the plan would be made or that the plan would be withdrawn.
Qualification as a REIT
We have not yet qualified as a REIT under the Code. We intend to qualify and make the election to be taxed as a REIT under Sections 856 and 860 of the Code when we file our tax return for the taxable year ending December 31, 2016, or the first year in which we commence material operations. To qualify and maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our annual taxable income, excluding capital gains, to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our net income and net cash available for distribution to stockholders.
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those listed in Part I, Item 1A. Risk Factors, of this Annual Report on Form 10-K.
Real Estate Revenue
The amount of revenue generated by our properties will depend principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations at the then existing rental rates. Negative trends in one or more of these factors could adversely affect our revenue in future periods.
Results of Operations
We were incorporated on January 23, 2015, but we have not yet commenced operations as of December 31, 2015. Accordingly, we had no results of operations for the period from January 23, 2015 (Date of Inception) through December 31, 2015. In general, we expect to commence material operations in the future after we reach the minimum offering and funds are released from escrow.
Liquidity and Capital Resources
We are dependent upon the net proceeds to be received from our offering to conduct our proposed activities. We have been initially capitalized with $200,000 from the sale of shares of our common stock to our advisor and our advisor has invested $2,000 in our operating partnership for a total of $202,000 in cash as of December 31, 2015.
Once the minimum subscription is achieved, subscription proceeds will be released to us as accepted. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as net offering proceeds are expended in connection with the acquisition, management and operation of our investments in real estate and real estate-related investments.
Our sources of funds will primarily be the net proceeds of our offering, operating cash flows and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next twelve months.
Our principal demands for funds will be for acquisitions of real estate and real estate-related investments, to pay operating expenses and interest on our outstanding indebtedness and to pay distributions to our stockholders. In addition, we will require resources to make certain payments to our advisor and our dealer manager, which during our offering will include payments to our dealer manager and its affiliates for selling commissions and dealer manager fees.
Generally, cash needs for items other than acquisitions of real estate and real estate-related investments will be met from operations, borrowings and the net proceeds of our offering, including the proceeds raised through the DRIP. However, there may be a delay between the sale of our shares of common stock and our investments in real estate and real estate-related investments, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.
Our advisor will evaluate potential investments and will engage in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf. Investors should be aware that after a purchase contract for a property is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes review of the title insurance commitment, market evaluation, review of leases, review of financing options and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. Until we invest the proceeds of our offering in real estate and real estate- related investments, we may invest in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds in real estate and real estate related-investments. The number of properties we may acquire and other investments we will make will depend upon the number of shares of our common stock sold and the resulting amount of the net proceeds available for investment from our offering as well as our ability to arrange debt financing.
When we acquire a property, our advisor will prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan will also set forth the anticipated sources of the necessary capital, which may include a line of credit or other loan established with respect to the investment, other borrowings, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. Any capital reserve would be established from the net proceeds of our offering, proceeds from sales of other investments, operating cash generated by other investments or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.
Other Liquidity Needs
In the event that there is a shortfall in net cash available due to various factors, including, without limitation, the timing of distributions or the timing of the collection of receivables, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties, or our advisor or its affiliates. There are currently no limits or restrictions on the use of proceeds from our advisor or its affiliates which would prohibit us from making the proceeds available for distribution. We may also pay distributions from cash from capital transactions, including, without limitation, the sale of one or more of our properties.
If we experience lower occupancy levels, reduced rental rates, reduced revenues as a result of asset sales, or increased capital expenditures and leasing costs compared to historical levels due to competitive market conditions for new and renewed leases, the effect would be a reduction of net cash provided by operating activities. If such a reduction of net cash provided by operating activities is realized, we may have a cash flow deficit in subsequent periods. Our estimate of net cash available is based on various assumptions which are difficult to predict, including the levels of leasing activity and related leasing costs. Any changes in these assumptions could impact our financial results and our ability to fund working capital and unanticipated cash needs.

Cash Flows
Financing Activities
Cash flows provided by financing activities for the period from January 23, 2015 (Date of Inception) through December 31, 2015 were $202,000. For the period from January 23, 2015 (Date of Inception) through December 31, 2015, such cash flows related to $200,000 received from our advisor for the purchase of 20,833 shares of our common stock and an initial capital contribution of $2,000 from our advisor into our operating partnership.
Distributions
We have not paid any distributions as of the date of this Annual Report on Form 10-K. The amount of distributions paid to our stockholders will be determined by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to qualify and maintain our status as a REIT under the Code. Until we generate operating cash flows sufficient to pay distributions, we may pay distributions from the net proceeds of our offering or from borrowings in anticipation of future cash flows. We may also be required to sell assets or issue new securities for cash in order to pay distributions. We have not established any limit on the amount of offering proceeds that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences.
See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions, for a further discussion of our distributions.
Financing
We intend to finance a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that, after an initial phase of our operations (prior to the investment of all of the net proceeds of our offering) when we may employ greater amounts of leverage to enable us to purchase properties more quickly and therefore generate distributions for our stockholders sooner, our overall leverage will not exceed 50.0% of the combined market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we qualify and maintain our qualification as a REIT for federal income tax purposes.
As of March 1, 2016 and December 31, 2015, we did not incur any debt, and therefore, our leverage did not exceed 300% of the value of our net assets.
REIT Requirements
In order to qualify and maintain our qualification as a REIT for federal income tax purposes, we are required to make distributions to our stockholders of at least 90.0% of our annual taxable income, excluding net capital gains. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collection of receivables, we may seek to obtain capital to pay distributions by means of secured debt financing through one or more unaffiliated parties. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties or from the proceeds of our offering.
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 3, Commitments and Contingencies, to the

Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Debt Service Requirements
As of December 31, 2015, we had no outstanding debt.
Contractual Obligations
As of December 31, 2015, we had no contractual obligations.
Off-Balance Sheet Arrangements
As of December 31, 2015, we had no off-balance sheet transactions nor do we currently have any such arrangements or obligations.
Inflation
We may be exposed to inflation risk as income from future long-term leases will be the primary source of our cash flows from operations. We expect there to be provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions will include negotiated rental increases, reimbursement billings for operating expense pass-through charges, and real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.
Related Party Transactions
None. See Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence for a further discussion of related party transactions.
Subsequent Events
For a discussion of subsequent events, see Note 1, Organization and Description of Business and Note 4, Equity, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.
Interest Rate Risk
We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our interest rate risk will be monitored using a variety of techniques. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow or lend at fixed or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivatives or interest rate transactions for speculative purposes.
Other Market Risk
In addition to changes in interest rates, the value of our future investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.
Item 8. Financial Statements and Supplementary Data.
See the index at Part IV, Item 15. Exhibits, Financial Statement Schedules.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the

Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2015 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2015, were effective at the reasonable assurance level.
(b) Management’s Annual Report on Internal Control over Financial Reporting. This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.
(c) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The following table and biographical descriptions set forth certain information with respect to the individuals who are our executive officers and directors:

Name	Age*	Position
Jeffrey T. Hanson	45	Chief Executive Officer and Chairman of the Board of Directors
Danny Prosky	50	President, Chief Operating Officer and Interim Chief Financial Officer
Mathieu B. Streiff	40	Executive Vice President and General Counsel
Stefan K. L. Oh	45	Executive Vice President of Acquisitions
Cora Lo	41	Assistant General Counsel and Secretary
Ronald J. Lieberman	46	Director
Brian J. Flornes	52	Independent Director
Dianne Hurley	53	Independent Director
Wilbur H. Smith III	43	Independent Director
_________
* As of March 1, 2016.
There are no family relationships among any directors and executive officers.
Jeffrey T. Hanson has served as our Chief Executive Officer and Chairman of the Board of Directors since January 2015. He is also one of the founders and owners of AHI Group Holdings, an investment management firm that owns a 47.1% controlling interest in American Healthcare Investors. Since December 2014, Mr. Hanson has also served as Managing Director of American Healthcare Investors which serves as one of our co-sponsors and owns a majority interest in our advisor. Mr. Hanson has also served as Chief Executive Officer and Chairman of the Board of Directors of Griffin-American Healthcare REIT III, Inc., or GA Healthcare REIT III, since January 2013 and previously served as Chief Executive Officer and Chairman of the Board of Directors of Griffin-American Healthcare REIT II, Inc., or GA Healthcare REIT II, from January 2009 to December 2014. He has also served as Executive Vice President of Griffin-American Healthcare REIT Advisor, LLC, or Griffin-American Healthcare REIT Advisor, since January 2012. He served as the Chief Executive Officer of Grubb & Ellis Healthcare REIT Advisor, LLC, from January 2009 to November 2011 and as the Chief Executive Officer and President of Grubb & Ellis Equity Advisors, LLC from June 2009 to November 2011. He also served as the President and Chief Investment Officer of Grubb & Ellis Realty Investors, LLC from January 2008 and November 2007, respectively, until November 2011. He also served as the Executive Vice President, Investment Programs, of Grubb & Ellis Company from December 2007 to November 2011 and served as Chief Investment Officer of several investment management subsidiaries within Grubb & Ellis’ organization from July 2006 to November 2011. From 1997 to July 2006, prior to Grubb & Ellis’ merger with NNN Realty Advisors, Inc. in December 2007, Mr. Hanson served as Senior Vice President with Grubb & Ellis’ Institutional Investment Group in the firm’s Newport Beach office. While with that entity, he managed investment sale assignments throughout the Western U.S., with a focus on leading acquisitions and dispositions on healthcare-related properties, for major private and institutional clients. During that time, he also served as a member of the Grubb & Ellis President’s Counsel and Institutional Investment Group Board of Advisors. Mr. Hanson received a B.S. degree in Business from the University of Southern California with an emphasis in Real Estate Finance.
Our board of directors selected Mr. Hanson to serve as a director because he is our Chief Executive Officer and has served in various executive roles with a focus on property management and property acquisitions. Mr. Hanson has insight into the development, marketing, finance, and operations aspects of our company. He has knowledge of the real estate and healthcare industries and relationships with chief executives and other senior management at real estate and healthcare companies. Our board of directors believes that Mr. Hanson brings an important perspective to our board of directors.
Danny Prosky has served as our President and Chief Operating Officer since January 2015. Mr. Prosky has also served as our Interim Chief Financial Officer since October 2015 and will continue to serve in that position until we appoint a permanent Chief Financial Officer. He is also one of the founders and owners of AHI Group Holdings, and since December 2014, Mr. Prosky has also served as Managing Director of American Healthcare Investors. Mr. Prosky has also served as President and Chief Operating Officer of GA Healthcare REIT III since January 2013, as its Interim Chief Financial Officer since August 2015, and as one of its directors since December 2014 and previously served as President, Chief Operating Officer and a director of GA Healthcare REIT II from January 2009 to December 2014. He has also served as Executive Vice President of Griffin-American Healthcare REIT Advisor since January 2012. He served as the President and Chief Operating Officer of Grubb & Ellis Healthcare REIT Advisor, LLC, from January 2009 to November 2011 and as Executive Vice President and Secretary of GEEA Property Management from June 2011 to November 2011. He also served as the Executive Vice President, Healthcare Real Estate of Grubb & Ellis Equity Advisors, LLC from September 2009 to November 2011, having served as Executive Vice President, Healthcare Real Estate and Managing Director, Healthcare Properties of several investment management subsidiaries within the Grubb & Ellis organization from March 2006 to November 2011, and was responsible for all medical property acquisitions, management and dispositions. He served as the Executive Vice President - Acquisitions of Grubb & Ellis Healthcare REIT, Inc. (now known as Healthcare Trust of America, Inc.) from April 2008 to June 2009, having served as its Vice President - Acquisitions from September 2006 to April 2008. Mr. Prosky previously worked for HCP, Inc., a publicly traded healthcare REIT, where he served as the Assistant Vice President - Acquisitions & Dispositions from February 2005 to March 2006 and as Assistant Vice President - Asset Management from November 1999 to February 2005. From 1992 to 1999, he served as the Manager, Financial Operations, Multi-Tenant Facilities for American Health Properties, Inc. Mr. Prosky received a B.S. degree in Finance from the University of Colorado and an M.S. degree in Management from Boston University.
Mathieu B. Streiff has served as our Executive Vice President and General Counsel since January 2015. He is also one of the founders and owners of AHI Group Holdings and since December 2014, has also served as Managing Director and General Counsel of American Healthcare Investors. Mr. Streiff has also served as Executive Vice President, General Counsel of GA Healthcare REIT III since July 2013, having served as its Executive Vice President from January 2013 to July 2013. Mr. Streiff served as Executive Vice President, General Counsel of GA Healthcare REIT II from September 2013 to December 2014, having served as its Executive Vice President from January 2012 to September 2013. He also served as Executive Vice President of Griffin-American Healthcare REIT Advisor since January 2012. Mr. Streiff served as General Counsel, Executive Vice President and Secretary of Grubb & Ellis Company from October 2010 to June 2011. Mr. Streiff joined Grubb & Ellis Realty Investors in March 2006 as the firm’s real estate counsel responsible for structuring and negotiating property acquisitions, financings, joint ventures and disposition transactions. He was promoted to Chief Real Estate Counsel and Senior Vice President, Investment Operations in March 2009 and served in that position until October 2010. In this role, his responsibility was expanded to include the structuring and strategic management of the company’s securitized real estate investment platforms. From September 2002 until March 2006, Mr. Streiff was an associate in the real estate department of Latham & Watkins LLP in New York. Mr. Streiff received a B.S. degree in Environmental Economics and Policy from the University of California, Berkeley and a J.D. degree from Columbia University Law School. He is a member of the New York State Bar Association.
Stefan K.L. Oh has served as our Executive Vice President of Acquisitions since October 2015, having previously served as our Senior Vice President of Acquisitions since January 2015. Mr. Oh has also served as Senior Vice President, Acquisitions of GA Healthcare REIT III since January 2013 and as Executive Vice President, Acquisitions of American Healthcare Investors since October 2015, having previously served as its Senior Vice President, Acquisitions since December 2014. Mr. Oh also served as Senior Vice President - Acquisitions of GA Healthcare REIT II from January 2009 to December 2014 and as Senior Vice President, Acquisitions of AHI Group Holdings from January 2012 to December 2014. Mr. Oh served as the Senior Vice President, Healthcare Real Estate of Grubb & Ellis Equity Advisors, LLC from January 2010 to January 2012, having served in the same capacity for Grubb & Ellis Realty Investors since June 2007, where he has been responsible for the acquisition and management of healthcare real estate. Prior to joining Grubb & Ellis Company, from August 1999 to June 2007, Mr. Oh worked for HCP, Inc., a healthcare-focused REIT, where he served as Director of Asset Management and later as Director of Acquisitions. From 1997 to 1999, he worked as an auditor and project manager for Ernst & Young AB in Stockholm, Sweden and from 1993 to 1997 as an auditor within Ernst & Young LLP’s EYKL Real Estate Group in Los Angeles, California. Mr. Oh received a B.S. degree in Accounting from Pepperdine University and is a Certified Public Accountant in the State of California (inactive).
Cora Lo has served as our Assistant General Counsel since December 2015 and has also served as our Secretary since January 2015. Ms. Lo has also served as Senior Vice President, Assistant General Counsel - Corporate of American Healthcare Investors since December 2015, having previously served as its Senior Vice President, Securities Counsel since December 2014. Ms. Lo has also served as Assistant General Counsel of GA Healthcare REIT III since December 2015 and has also served as its Secretary since January 2013. Ms. Lo served as Secretary of GA Healthcare REIT II from November 2010 to December 2014, having previously served as its Assistant Secretary from March 2009 to November 2010. Ms. Lo also served as Senior Vice President, Securities Counsel of AHI Group Holdings from January 2012 to December 2014. Ms. Lo served as Senior Corporate Counsel for Grubb & Ellis Company from December 2007 to January 2012, having served as Senior Corporate Counsel and Securities Counsel for Grubb & Ellis Realty Investors since January 2007 and December 2005, respectively. She also served as the Assistant Secretary of Grubb & Ellis Apartment REIT, Inc. (now known as Landmark Apartment Trust, Inc.) from June 2008 to November 2010. From September 2002 to December 2005, Ms. Lo served as General Counsel of I/OMagic Corporation, a publicly traded company. Prior to 2002, Ms. Lo practiced as a private attorney specializing in corporate and securities law. Ms. Lo also interned at the SEC, Division of Enforcement in 1998. Ms. Lo received a B.A. degree in Political Science from the University of California, Los Angeles and received a J.D. degree from Boston University. Ms. Lo is a member of the California State Bar Association.
Ronald J. Lieberman has served as one of our directors since February 2016. Since January 2014, Mr. Lieberman has served as Executive Vice President, General Counsel and Secretary of Northstar Asset Management Group Inc., or NSAM. Mr. Lieberman has also served on the Executive Committee of American Healthcare Investors since December 2014. Mr. Lieberman has served as Executive Vice President, General Counsel and Secretary of NorthStar Realty Finance since April 2012, April 2011 and January 2013, respectively. He also previously served as Assistant Secretary of NorthStar Realty Finance from April 2011 until January 2013. Mr. Lieberman has also served as General Counsel and Secretary of NHI since April 2011, and as an Executive Vice President of NHI since January 2013. Mr. Lieberman also serves as Executive Vice President, General Counsel and Secretary for NorthStar/RXR New York Metro Income, Inc., positions he has held since March 2014. Until August 2015, Mr. Lieberman had served as General Counsel and Secretary of NorthStar Real Estate Income Trust, Inc. and NorthStar Real Estate Income II, Inc. from October 2011 and December 2012, respectively, and as Executive Vice President of each of these companies from January 2013 and March 2013, respectively. Prior to joining NorthStar Realty, Mr. Lieberman was a partner in the Real Estate Capital Markets practice at the law firm of Hunton & Williams LLP. Mr. Lieberman practiced at Hunton & Williams from September 2000 to March 2011 where he advised numerous REITs, including mortgage REITs and specialized in capital markets transactions, mergers and acquisitions, securities law compliance, corporate governance and other board advisory matters. Prior to joining Hunton & Williams, Mr. Lieberman served as the associate general counsel of Entrade, Inc., or Entrade, during which time Entrade was a public company listed on the NYSE. Mr. Lieberman began his legal career at the law firm of Skadden, Arps, Slate, Meagher and Flom LLP. Mr. Lieberman received a B.A. degree in Economics, an M.B.A. and a J.D. degree, each from the University of Michigan in Ann Arbor, Michigan.
Our board of directors selected Mr. Lieberman to serve as a director due to his knowledge of the non-traded and publicly traded REIT industry, as well as his commercial real estate experience. Mr. Lieberman’s extensive knowledge of our company’s business sector combined with his executive experience at numerous other real estate companies, including in the healthcare industry, is a significant asset to our company. Our board of directors believes that Mr. Lieberman’s experience will result in assisting us in developing our long-term strategy in the REIT and healthcare real estate industry.
Brian J. Flornes has served as one of our independent directors since February 2016. Mr. Flornes is the Chief Executive Officer and co-founder of Vintage Senior Living, or Vintage, an owner and operator of senior housing communities specializing in independent senior living, assisted living and memory care services for Alzheimer’s and other dementia with 24 communities in California and Washington, which was founded in 1998. Vintage has grown to be one of the largest assisted living providers in California and consistently ranks in the “Top 50” owners and operators of senior housing across the nation, according to the Assisted Living Federation of America. The Vintage portfolio of communities encompasses in excess of 3,200 resident units with more than 2,000 associates. Since February 2006, Mr. Flornes has been responsible for a direct joint-venture relationship with one of the nation’s largest pension funds. The joint venture, with $325 million of committed capital, has acquired 19 senior living communities and net asset value has grown to more than 2.5 times invested capital. From 1995 to 1998, Mr. Flornes served as founder and principal of American Housing Concepts, a real estate development firm directly associated with ARV Assisted Living, one of the largest senior living providers in the early 1990s. Prior to American Housing Concepts, Mr. Flornes served in several roles and ultimately as President of Development, from 1992 to 1995, of ARV Assisted Living. Throughout his career, Mr. Flornes has directly contributed to the acquisition and development of more than 8,000 units of senior living in 11 states and has been responsible for $1.5 billion in financing. Mr. Flornes has been a longstanding member of the American Senior Housing Association, currently serves on the board of the California Assisted Living Association, and is a member of the World Presidents’ Organization. Mr. Flornes received a B.A. degree in Communication as well as his M.B.A. from Loyola Marymount University.
Our board of directors selected Mr. Flornes to serve as a director because of his particular experience with the acquisition, development, operation and financing of healthcare-related properties and senior housing communities. He has significant knowledge of, and relationships within, the real estate and healthcare industries, due in part to his 27 years of industry experience managing all aspects of senior living. Mr. Flornes’ vast real estate experience in senior living also enhances his ability to contribute insight on achieving our investment objectives. Our board of directors believes that this experience will bring valuable knowledge and operational expertise to our board of directors.
Dianne Hurley has served as one of our independent directors and our audit committee chairwoman since February 2016. Ms. Hurley has served as an independent director and audit committee member of NorthStar/RXR New York Metro Income, Inc. since February 2015. Previously, Ms. Hurley served from November 2011 to January 2015 as Managing Director of SG Partners, a boutique executive search firm, where her responsibilities included business development, private equity, hedge fund, real estate, and investor relations recruiting efforts. From September 2009 to November 2011, Ms. Hurley served as the Chief Operating Officer, Global Distribution, at Credit Suisse Asset Management, where she was responsible for overall management of the sales business, strategic initiatives, financial and client reporting, regulatory and compliance oversight and the global client database. From 2004 to September 2009, Ms. Hurley served as the founding Chief Administrative Officer of TPG-Axon, a large investment management firm affiliated with TPG Capital, where she was responsible for investor relations and fundraising, human capital management, compliance policy implementation and strategic initiatives including joint venture real estate investments, corporate real estate, and management company oversight. Prior to 2004, Ms. Hurley served in the Office of the President at the Rockefeller University, where she provided staff analysis and direction for all major administrative projects, including real estate development. Earlier in her career, Ms. Hurley also held various senior positions in real estate and corporate finance at Edison Schools Inc. and worked in the real estate department at Goldman Sachs. Ms. Hurley holds a Bachelor of Arts from Harvard University in Cambridge, Massachusetts and a Master of Business Administration from Yale School of Management, New Haven, Connecticut.
Our board of directors selected Ms. Hurley to serve as a director in part due to her financial expertise, particularly in the real estate industry. Our board of directors believes that her service on the board of directors of a REIT and other companies in the commercial real estate industry, as well as her regulatory and compliance experience, will bring valuable insight to us, particularly in her role as the audit committee chairwoman and audit committee financial expert. With her extensive background in real estate finance and real estate operations, Ms. Hurley brings valuable business skills to our board of directors.
Wilbur H. Smith III has served as one of our independent directors since February 2016. Mr. Smith is the Chief Executive Officer, President and founder of Greenlaw Partners, LLC, or Greenlaw, a California-based full-service real estate development and operating company, and Greenlaw Management, Inc., which he founded in March 2003. Mr. Smith personally oversees all aspects of Greenlaw’s acquisition, operations and investment development/redevelopment programs. Since inception and under Mr. Smith’s leadership, Greenlaw has completed in excess of $2.5 billion in acquisitions and dispositions of commercial real estate properties. The majority of Greenlaw assets have been in joint ventures with leading global institutional groups including Guggenheim, Walton Street, Westbrook, Cigna and Cerberus. Currently, Greenlaw owns and manages a joint venture portfolio in California approaching $1.5 billion in value that has approximately 6 million square feet of buildings primarily comprised of office, industrial, retail and medical office assets. Prior to Greenlaw, Mr. Smith served as Vice President of Newport Beach based Makar Properties from 1999-2003. Mr. Smith also served as Trustee of Partners Real Estate Investment Trust from June 2013 to December 2013 and since 2012 has served on the Board of California Waterfowl Association. Mr. Smith is a member of Young Presidents Organization (YPO) and currently serves on the board of the Orange County Chapter. Mr. Smith is a licensed California real estate broker and received a Bachelor of Science degree in Agriculture from California Polytechnic State University, San Luis Obispo, and earned a Master’s Degree in Real Estate Development from the University of Southern California.
Our board of directors selected Mr. Smith to serve as a director due to his vast experience in the acquisition, operations, investment and disposition of commercial real estate as well as his experience with a number of leading global institutions through joint ventures, matching acquisitions with the appropriate investment structures/channels. Mr. Smith’s experience in the commercial real estate industry, capital markets and real estate operations enhances his ability to contribute to our investment strategies and help us achieve our investment objectives. Our board of directors believes his executive experience in the real estate industry will bring strong financial and operational expertise to our board of directors.
Messrs. Hanson and Smith have been designated by AHI Group Holdings, Mr. Lieberman and Ms. Hurley have been designated by NSAM, and Mr. Flornes has been mutually agreed upon by AHI Group Holdings and NSAM. Except as set forth above, each of our directors and executive officers has stated that there is no arrangement or understanding of any kind between him or her and any other person pursuant to which he or she was selected as a director or executive officer.
Committees of our Board of Directors
Our board of directors has established an audit committee and may establish other committees it deems appropriate to address specific areas in more depth than may be possible at a full board meeting, provided that the majority of the members of each committee are independent directors.
Audit Committee. Our board of directors has established an audit committee which consists of all of our independent directors, Ms. Hurley and Messrs. Flornes and Smith, with Ms. Hurley serving as the chairwoman of the audit committee and audit committee financial expert. Our audit committee’s primary function is to assist our board of directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls which management has established, and the audit and financial reporting process. The audit committee: (1) makes recommendations to our board of directors concerning the engagement of an independent registered public accounting firm; (2) reviews the plans and results of the audit engagement with our independent registered public accounting firm; (3) approves audit and non-audit professional services (including the fees and terms thereof) provided by, and the independence of, our independent registered public accounting firm; and (4) consults with our independent registered public accounting firm regarding the adequacy of our internal controls. Pursuant to our audit committee charter, the audit committee is comprised solely of independent directors.
Acquisition Committee. We currently do not have, but we may have in the future, an acquisition committee comprised of members of our board of directors to approve acquisitions that do not require approval by the full board of directors. However, properties and real estate-related investments may be acquired from our co-sponsors, our advisor, our directors, and their respective affiliates only if a majority of our board of directors, including a majority of our independent directors, not otherwise interested in the transaction approve the transaction as being fair and reasonable to our company and at a price to our company no greater than the cost of the property to such person, unless substantial justification exists for a price in excess of the cost to such person and the excess is reasonable.
Compensation Committee. We currently do not have, but we may have in the future, a compensation committee comprised of a minimum of three directors, including at least two independent directors, to establish compensation strategies and programs for our directors and executive officers. However, at a later date, the compensation committee may exercise all powers of our board of directors in connection with establishing and implementing compensation matters. Stock-based compensation plans will be administered by our board of directors if the members of the compensation committee do not qualify as “non-employee directors” within the meaning of the Securities Exchange Act of 1934, as amended.
Nominating and Corporate Governance Committee. We do not have a separate nominating and corporate governance committee. We believe that our board of directors is qualified to perform the functions typically delegated to a nominating and corporate governance committee and that the formation of a separate committee is not necessary at this time. Instead, the full board of directors performs functions similar to those which might otherwise normally be delegated to such a committee, including, among other things, developing a set of corporate governance principles, adopting a code of ethics, adopting objectives with respect to conflicts of interest, monitoring our compliance with corporate governance requirements of state and federal law, establishing criteria for prospective members of the board of directors, conducting candidate searches and interviews, overseeing and evaluating the board of directors and our management, evaluating from time to time the appropriate size and composition of the board of directors and recommending, as appropriate, increases, decreases and changes to the composition of the board of directors and formally proposing the slate of directors to be elected at each annual meeting of our stockholders.
Director Nomination Procedures and Diversity
As outlined above, in selecting a qualified nominee, our board of directors considers such factors as it deems appropriate, which may include: the current composition of our board of directors; the range of talents of a nominee that would best complement those already represented on our board of directors; the extent to which a nominee would diversify our board of directors; a nominee’s standards of integrity, commitment and independence of thought and judgment; a nominee’s ability to represent the long-term interests of our stockholders as a whole; a nominee’s relevant expertise and experience upon which to be able to offer advice and guidance to management; a nominee who is accomplished in his or her respective field, with superior credentials and recognition; and the need for specialized expertise. While we do not have a formal diversity policy, we believe that the backgrounds and qualifications of our directors, considered as a group, should provide a significant composite mix of experience, knowledge and abilities that will allow our board of directors to fulfill its responsibilities. Applying these criteria, our board of directors considers candidates for membership on our board of directors suggested by its members, as well as by our stockholders. Members of our board of directors will annually review our board of directors’ composition by evaluating whether our board of directors has the right mix of skills, experience and backgrounds. Our board of directors may also consider an assessment of its diversity, in its broadest sense, reflecting, but not limited to, age, geography, gender and ethnicity.
Our board of directors identifies nominees by first evaluating the current members of our board of directors willing to continue in service. Current members of our board of directors with skills and experience relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of our board of directors does not wish to continue in service or if our board of directors decides not to nominate a member for re-election, our board of directors will review the desired skills and experience of a new nominee in light of the criteria set forth above.
Our board of directors also considers nominees for our board of directors recommended by stockholders. Notice of proposed stockholder nominations for our board of directors must be delivered in accordance with the requirements set forth in our bylaws and SEC Rule 14a-8 promulgated under the Exchange Act. Nominations must include the full name of the proposed nominee, a brief description of the proposed nominee’s business experience for at least the previous five years and a representation that the nominating stockholder is a beneficial or record owner of our common stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected. Nominations should be delivered to: Griffin-American Healthcare REIT IV, Inc., Board of Directors, Attention: Assistant General Counsel and Secretary, 18191 Von Karman Avenue, Suite 300, Irvine, California 92612.

Our board of directors recommends the slate of directors to be nominated for election at the annual meeting of stockholders. We have not employed or paid a fee to, and do not currently employ or pay a fee to, any third party to identify or evaluate, or assist in identifying or evaluating, potential director nominees.
Code of Business Conduct and Ethics
We have adopted our Code of Business Conduct and Ethics, or Code of Ethics, which contains general guidelines for conducting our business and is designed to help our directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. Our Code of Ethics applies to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions and all members of our board of directors. Our Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information and compliance with laws and regulations. Stockholders may request a copy of our Code of Ethics, which will be provided without charge, by writing to: Griffin-American Healthcare REIT IV, Inc., Attention: Assistant General Counsel and Secretary, 18191 Von Karman Avenue, Suite 300, Irvine, California 92612.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10.0% of a registered security of the company to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the company. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. As of December 31, 2015, none of our securities were registered under the Exchange Act and, therefore, none of our officers or directors were subject to these filing requirements for the period from January 23, 2015 (Date of Inception) through December 31, 2015.
Our Co-Sponsors
American Healthcare Investors
American Healthcare Investors, the managing member and 75.0% owner of our advisor, is an investment management firm formed in October 2014 that specializes in the acquisition and management of healthcare-related real estate. American Healthcare Investors is 47.1% owned by AHI Group Holdings, an investment management firm formed in August 2011 that has specialized in the acquisition and management of healthcare-related real estate and founded by Jeffrey T. Hanson, our Chief Executive Officer and Chairman of our Board of Directors; Danny Prosky, our President, Chief Operating Officer and Interim Chief Financial Officer; and Mathieu B. Streiff, our Executive Vice President and General Counsel. Nationally recognized real estate executives, Messrs. Hanson, Prosky and Streiff have directly overseen in excess of $23.0 billion in combined acquisition and disposition transactions, more than $13.0 billion of which has been healthcare-related. NSAM indirectly owns approximately 45.1% of American Healthcare Investors, and Mr. James F. Flaherty III, one of NSAM’s partners and the former Chairman and Chief Executive Officer of HCP, Inc., a publicly-traded healthcare REIT, owns approximately 7.8% of American Healthcare Investors. NSAM and its affiliates serve as the advisor and/or sponsor to other investment vehicles that invest in healthcare real estate and healthcare real estate-related assets. American Healthcare Investors is managed by an Executive Committee comprised of three AHI Group Holdings designees, which are currently Messrs. Hanson, Prosky and Streiff, and two NSAM designees, which are currently Mr. Flaherty and Mr. Ronald J. Lieberman, one of our directors and the Executive Vice President, General Counsel and Secretary of NSAM; provided, however, that as long as AHI Group Holdings and NSAM maintain certain minimum ownership thresholds in American Healthcare Investors, certain major decisions require the approval of a majority of the members of the Executive Committee, including the approval of both NSAM Executive Committee designees.
American Healthcare Investors manages a 29 million-square-foot portfolio of healthcare real estate valued at approximately $8.0 billion, based on aggregate purchase price, on behalf of multiple investment programs that include thousands of individual and institutional investors. As of February 1, 2016, this international portfolio includes approximately 590 buildings comprised of medical office buildings, hospitals, senior housing, skilled nursing facilities and integrated senior care campuses located throughout the United States and the United Kingdom.
Included in this managed portfolio are properties owned by GA Healthcare REIT III, a publicly-registered, non-traded REIT co-sponsored by American Healthcare Investors. GA Healthcare REIT III is the only other real estate program currently sponsored by American Healthcare Investors, although American Healthcare Investors previously served as the co-sponsor of GA Healthcare REIT II, a publicly-registered, non-traded REIT that was acquired by NorthStar Realty Finance, a diversified commercial real estate company that is organized as a publicly-traded REIT listed on the NYSE and is externally managed by affiliates of NSAM, pursuant to a merger with GA Healthcare REIT II in December 2014 for approximately $4 billion in a combination of common stock and cash. Prior to completion of the merger, GA Healthcare REIT II had completed 77 acquisitions comprising approximately 11.6 million square feet of GLA for an aggregate contract purchase price of approximately $3 billion.
For biographical information regarding Messrs. Hanson, Prosky and Streiff, see “— Directors, Executive Officers and Corporate Governance” above.
Griffin Capital
Griffin Capital is a privately-owned real estate company with a 21-year track record sponsoring real estate investment vehicles and managing institutional capital. Led by senior executives, each with more than two decades of real estate experience who have collectively closed more than 650 transactions representing over $22.0 billion in transaction value, Griffin Capital and its affiliates have acquired or constructed approximately 53.6 million square feet of space since 1995. As of February 1, 2016, Griffin Capital and its affiliates own, manage, sponsor and/or co-sponsor a portfolio consisting of approximately 36.6 million(1) square feet of space located in 29 states and 0.1 million square feet located in the United Kingdom, representing approximately $6.3 billion(1) in asset value, based on purchase price, including GA Healthcare REIT III. Griffin Capital also is the sponsor of GC REIT and GC REIT II, each of which is a publicly-registered, non-traded REIT, and is the co-sponsor of GA Healthcare REIT III.
Griffin Capital is also the sponsor of GC REIT and GC REIT II, each of which is a publicly-registered, non-traded REIT, and the co-sponsor of GA Healthcare REIT III and our company. Griffin Capital is also the sponsor of GB-BDC, a non- diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act, and GIREX, a non-diversified, closed-end management investment company that is operated as an interval fund under the Investment Company Act. Griffin Capital, through its indirect wholly-owned subsidiary, Griffin Capital Asset Management Company, LLC, indirectly owns 25.0% of our advisor.
Our Advisor
We will rely on our advisor, Griffin-American Healthcare REIT IV Advisor, LLC, to manage our day-to-day activities and to implement our investment strategy. American Healthcare Investors is the managing member and owns 75.0% of our advisor. We and our advisor are parties to the Advisory Agreement, pursuant to which our advisor will perform its duties and responsibilities as a fiduciary to us and our stockholders.
Pursuant to the Advisory Agreement, our advisor uses its best efforts, subject to the oversight and review of our board of directors, to perform the following duties pursuant to the terms of the Advisory Agreement:

•	participate in formulating an investment strategy and asset allocation framework consistent with achieving our investment objectives;

•
research, identify, review and recommend to our board of directors for approval of real estate and real estate-related acquisitions and dispositions consistent with our investment policies and objectives;

•	structure and negotiate the terms and conditions of transactions pursuant to which acquisitions and dispositions of real properties will be made;

•	subject to the investment objectives and limitations set forth in our charter and the investment policies approved by our board of directors, acquire investments on our behalf;

•	actively oversee and manage our real estate and real estate-related investment portfolio for purposes of meeting our investment objectives;

•	manage our day-to-day affairs, including financial accounting and reporting, investor relations, marketing, informational systems and other administrative services on our behalf;

•	select joint venture partners, structure corresponding agreements and oversee and monitor these relationships;

•	arrange for financing and refinancing of our assets; and

•
recommend to our board of directors when appropriate various transactions which would provide liquidity to our stockholders (such as listing the shares of our common stock on a national securities exchange, liquidating our portfolio, or the sale or merger of our company).

The above summary is provided to illustrate the material functions for which our advisor is responsible and it is not intended to include all of the services that may be provided to us by our advisor or third parties.
________
(1)    Includes the property information related to a joint venture with affiliates of Digital Realty Trust, L.P. and a joint venture in which GA Healthcare REIT III holds a majority interest.

Investment Committee
Our advisor has established an investment committee to review all advisory recommendations relating to the purchase or sale of investments made by our advisor to our board of directors. A majority of all members of the investment committee must approve the recommendations of the advisor before such recommendations are provided to our board of directors for approval. The investment committee is comprised of up to six persons, three of which are designated by AHI Group Holdings, one of which is designated by Griffin Capital through its indirect wholly-owned subsidiary, Griffin Capital Asset Management Company, LLC, and two of which may be designated by NSAM. AHI Group Holdings has initially designated Messrs. Hanson, Prosky and Streiff as members of the investment committee, Griffin Capital has initially designated Michael J. Escalante, Chief Investment Offier of Griffin Capital, as a member of the investment committee, and NSAM has initially designated Messrs. Flaherty and Lieberman as members of the investment committee. Members of our investment committee are not separately compensated for their service as members of the investment committee, nor are members of our investment committee reimbursed by us for their expenses associated with the investment committee.
Item 11. Executive Compensation.
Executive Compensation
We have no employees. Our day-to-day management functions will be performed by officers, managing directors or employees of our advisor and its affiliates. The individuals who serve as our executive officers do not receive compensation directly from us for services rendered to us, and we do not currently intend to pay any compensation directly to our executive officers. As a result, we do not have, and our board of directors has not considered, a compensation policy or program for our executive officers and has not included a Compensation Discussion and Analysis or a Compensation Committee Report.
Each of our executive officers is a principal of or employed by our advisor or its affiliates, and is compensated by these entities for their services to us. We will pay these entities fees and reimburse expenses pursuant to the Advisory Agreement between us, our advisor and our operating partnership.
Compensation Committee Interlocks and Insider Participation
Other than Mr. Hanson, no member of our board of directors during the year ended December 31, 2015 has served as an officer, and no member of our board of directors served as an employee, of Griffin-American Healthcare REIT IV, Inc. or our subsidiary. Because we do not have a compensation committee, none of our executive officers participated in any deliberations regarding executive compensation. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations. In addition, other than Mr. Hanson, during the year ended December 31, 2015, none of our executive officers served as a director or member of a compensation committee (or other board committee performing equivalent functions) of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.
Option/SAR Grants in Last Fiscal Year
No option grants were made to our officers or directors for the year ended December 31, 2015.
Director Compensation
Pursuant to the terms of our independent director compensation program in our incentive plan, after the initial release from escrow of the minimum offering amount, our independent directors will receive the following forms of compensation:

•
Annual Retainer. Our independent directors will receive an aggregate annual retainer of $50,000, which is paid on a quarterly basis at the commencement of each quarter for which an individual serves as an independent director. The chairwoman of the audit committee will receive an additional aggregate annual retainer of $7,500, which is paid on a quarterly basis at the commencement of each quarter for which an individual serves as the chairwoman of the audit committee.

•
Meeting Fees. Our independent directors will receive $1,500 for each board of directors meeting attended in person or by telephone and $500 for each committee meeting attended in person or by telephone, which is paid monthly in arrears. The chairman of each committee, other than the audit committee chairwoman, also may receive additional compensation. If a board of directors meeting is held on the same day as a committee meeting, an additional fee will not be paid for attending the committee meeting.

•
Equity Compensation. In connection with their initial election to our board of directors, each independent director will receive 5,000 shares of restricted common stock pursuant to our incentive plan, and an additional 2,500 shares of restricted common stock pursuant to our incentive plan in connection with his or her subsequent election each year, provided that such person is an independent director as of the date of his or her re-election and continually served as an independent director during such period. The restricted shares vest as to 20.0% of the shares on the date of grant and on each anniversary thereafter over four years from the date of grant.

•
Other Compensation. We will reimburse our directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings, including committee meetings, of our board of directors. Such reimbursement is paid monthly. Our independent directors do not receive other benefits from us.

Our non-independent directors do not receive any compensation from us.
Our incentive plan provides for the granting of awards to participants in the following forms to those independent directors, employees, and consultants selected by the plan administrator for participation in our incentive plan:

•	options to purchase shares of our common stock, which may be nonstatutory stock options or incentive stock options under the U.S. tax code;

•	stock appreciation rights, which give the holder the right to receive the difference between the fair market value per share on the date of exercise over the grant price;

•	performance awards, which are payable in cash or stock upon the attainment of specified performance goals;

•
restricted stock, which is subject to restrictions on transferability and other restrictions set by our board of directors or a committee of our independent directors that will administer our incentive plan;

•	restricted stock units, which give the holder the right to receive shares of stock, or the equivalent value in cash or other property, in the future;

•	deferred stock units, which give the holder the right to receive shares of stock, or the equivalent value in cash or other property, at a future time;

•	dividend equivalents, which entitle the participant to payments equal to any dividends paid on the shares of stock underlying an award; and/or

•	other stock based awards in the discretion of the plan administrator, including unrestricted stock grants.
Any such awards will provide for exercise prices, where applicable, that are not less than the fair market value of our common stock on the date of the grant. Any shares of stock issued pursuant to our incentive plan will be subject to the ownership limits contained in our charter.
Our board of directors or a committee of our independent directors will administer our incentive plan, with sole authority to select participants, determine the types of awards to be granted and all of the terms and conditions of the awards, including whether the grant, vesting or settlement of awards may be subject to the attainment of one or more performance goals. No awards will be granted pursuant to our incentive plan if the grant, vesting and/or exercise of the awards would jeopardize our status as a REIT under the Code or otherwise violate the ownership and transfer restrictions imposed under our charter.
The maximum number of shares of our common stock that may be issued pursuant to our incentive plan will be 4,000,000. In the event of a nonreciprocal corporate transaction that causes the per-share value of our common stock to change, such as a stock dividend, stock split, spin-off, rights offering, or large nonrecurring cash dividend, the share authorization limits of our incentive plan will be adjusted proportionately.
Unless otherwise provided in an award certificate, upon the death or disability of a participant, or upon a change in control, all of such participant’s outstanding awards pursuant to our incentive plan will become fully vested. Our incentive plan will automatically expire on the tenth anniversary of the date on which it was adopted, unless extended or earlier terminated by our board of directors. Our board of directors may terminate our incentive plan at any time, but such termination will have no adverse impact on any award that is outstanding at the time of such termination. Our board of directors may amend our incentive plan at any time, but any amendment would be subject to stockholder approval if, in the reasonable judgment of the board of directors, stockholder approval would be required by any law, regulation or rule applicable to our incentive plan. No termination or amendment of our incentive plan may, without the written consent of the participant, reduce or diminish the value of an outstanding award determined as if the award had been exercised, vested, cashed in or otherwise settled on the date of such amendment or termination. The board of directors may amend or terminate outstanding awards, but those amendments may require consent of the participant and, unless approved by the stockholders or otherwise permitted by the antidilution provisions of our incentive plan, the exercise price of an outstanding option may not be reduced, directly or indirectly, and the original term of an option may not be extended.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Principal Stockholders
The following table shows, as of March 1, 2016, the number of shares of our common stock beneficially owned by (1) any person who is known by us to be the beneficial owner of more than 5.0% of the outstanding shares of our common stock, (2) our named executive officers, (3) our directors and (4) all of our directors and executive officers as a group. The percentage of common stock beneficially owned is based on 20,833 shares of our common stock outstanding as of March 1, 2016. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes securities over which a person has voting or investment power and securities that a person has the right to acquire within 60 days. The address for each of the beneficial owners named in the following table is 18191 Von Karman Avenue, Suite 300, Irvine, California 92612.

Name of Beneficial Owners(1)	Number of Shares of Common Stock Beneficially Owned	Percentage
Jeffrey T. Hanson(2)(3)	20,833	100%
Danny Prosky(2)	20,833	100%
Mathieu B. Streiff(2)	20,833	100%
Ronald J. Lieberman(3)	—	—
Brian J. Flornes(4)	—	—
Dianne Hurley(4)	—	—
Wilbur H. Smith III(4)	—	—
All directors and officers as a group (9 persons)(2)	20,833	100%
_________

(1)
For purposes of calculating the percentage beneficially owned, the number of shares of our common stock deemed outstanding includes (a) 20,833 shares of our common stock outstanding as of March 1, 2016, and (b) shares of our common stock issuable pursuant to options held by the respective person or group that may be exercised within 60 days following the date of this Annual Report on Form 10-K. Beneficial ownership is determined in accordance with the rules of the SEC that deem shares of stock to be beneficially owned by any person or group who has or shares voting and investment power with respect to such shares of stock.

(2)
Includes 20,833 shares of our common stock owned by our advisor. Messrs. Hanson, Prosky and Streiff are managing directors of American Healthcare Investors, the managing member of our advisor, and as such, may be deemed to be the beneficial owners of such shares of common stock. Each of Messrs. Hanson, Prosky and Streiff disclaim beneficial ownership of the reported securities except to the extent of his pecuniary interest therein. Our advisor also owns 208 partnership units of Griffin-American Healthcare REIT IV Holdings, LP, our operating partnership.

(3)	Director.

(4)	Independent Director.
Securities Authorized for Issuance Under Equity Compensation Plans
See Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Securities Authorized for Issuance under Equity Compensation Plans, for a discussion of our incentive plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Relationships Among Our Affiliates
As of December 31, 2015, some of our executive officers are also executive officers and/or holders of direct or indirect interests in our advisor. We are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings; however, we are not affiliated with Griffin Capital, Griffin Capital Securities, NSAM or Mr. Flaherty.
Fees and Expenses Paid to Affiliates
As of December 31, 2015, we have not incurred any fees or expenses to our advisor or its affiliates. We entered into the Advisory Agreement on February 16, 2016, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses.

Offering Stage
Dealer Manager Fee
Generally, our dealer manager will be paid a dealer manager fee of up to 3.0% of gross offering proceeds from the sale of shares of our common stock sold pursuant to the primary offering (all or a portion of which may be reallowed by our dealer manager to participating broker-dealers), of which 1.0% of the gross offering proceeds will be funded by us and the remaining 2.0% of the gross offering proceeds will be funded by our advisor; however, our advisor intends to recoup the portion of the dealer manager fee it funds through the receipt of the Contingent Advisor Payment, as described below, as part of our acquisition fees. No dealer manager fee is payable on shares of our common stock sold pursuant to the DRIP.
Other Organizational and Offering Expenses
Our advisor will fund all of our organizational and offering expenses; however, our advisor intends to recoup such expenses through the payment by us of the Contingent Advisor Payment, as described below, upon the closing of acquisitions. Based on the experience of our co-sponsors and their affiliates, we anticipate that the other organizational and offering expenses will not exceed 1.0% of the gross offering proceeds for shares of our common stock sold pursuant to our primary offering. No other organizational and offering expenses will be paid with respect to shares of our common stock sold pursuant to the DRIP.
Acquisition and Development Stage
Acquisition Fee
Our advisor or its affiliates will receive an acquisition fee of up to 4.50% of the contract purchase price, including any contingent or earn-out payments that may be paid, of each property we acquire or, with respect to any real estate-related investment we originate or acquire, up to 4.25% of the origination or acquisition price, including any contingent or earn-out payments that may be paid. The 4.50% or 4.25% acquisition fees consist of a 2.25% or 2.00% base acquisition fee for real estate and real estate-related acquisitions, respectively, and an additional 2.25% contingent advisor payment, or the Contingent Advisor Payment. The Contingent Advisor Payment allows our advisor to recoup the portion of the dealer manager fee and other organizational and offering expenses funded by our advisor. Therefore, the amount of the Contingent Advisor Payment paid upon the closing of an acquisition shall not exceed the then outstanding amounts paid by our advisor for dealer manager fees and other organizational and offering expenses at the time of such closing. For these purposes, the amounts paid by our advisor and considered as “outstanding” will be reduced by the amount of the Contingent Advisor Payment previously paid. Notwithstanding the foregoing, the initial $7.5 million of amounts paid by our advisor to fund the dealer manager fee and other organizational and offering expenses, or the Contingent Advisor Payment Holdback, shall be retained by us until the later of the termination of our last public offering, or the third anniversary of the commencement date of our initial public offering, at which time such amount shall be paid to our advisor or its affiliates. In connection with any subsequent public offering of shares of our common stock, the Contingent Advisor Payment Holdback may increase, based upon the maximum offering amount in such subsequent public offering and the amount sold in prior offerings. Our advisor or its affiliates will be entitled to receive these acquisition fees for properties and real estate-related investments acquired with funds raised in our offering, including acquisitions completed after the termination of the Advisory Agreement (including imputed leverage of 50.0% on funds raised in our offering), or funded with net proceeds from the sale of a property or real estate-related investment, subject to certain conditions. Our advisor may waive or defer all or a portion of the acquisition fee at any time and from time to time, in our advisor’s sole discretion.
Development Fee
In the event our advisor or its affiliates provide development-related services, our advisor or its affiliates receive a development fee in an amount that is usual and customary for comparable services rendered for similar projects in the geographic market where the services are provided; however, we will not pay a development fee to our advisor or its affiliates if our advisor or its affiliates elect to receive an acquisition fee based on the cost of such development.
Reimbursement of Acquisition Expenses
Our advisor or its affiliates are reimbursed for acquisition expenses related to selecting, evaluating and acquiring assets, which are reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees and real estate commissions paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction.

Operational Stage
Asset Management Fee
Our advisor or its affiliates are paid a monthly fee for services rendered in connection with the management of our assets equal to one-twelfth of 0.80% of average invested assets. For such purposes, average invested assets means the average of the aggregate book value of our assets invested in real estate properties and real estate-related investments, before deducting depreciation, amortization, bad debt and other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period of calculation; and average invested capital means, for a specified period, the aggregate issue price of shares of our common stock purchased by our stockholders, reduced by distributions of net sales proceeds by us to our stockholders and by any amounts paid by us to repurchase shares of our common stock pursuant to our share repurchase plan.
Property Management Fee
Our advisor or its affiliates may provide property management services with respect to our properties or may sub-contract these duties to any third party and provide oversight of such third party property manager. For any stand-alone, single-tenant net leased property, we will pay our advisor or its affiliates a property management oversight fee of 1.0% of the gross monthly cash receipts with respect to such property, except for such properties operated utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a RIDEA structure, for which we will pay a property management oversight fee of 1.5% of the gross monthly cash receipts with respect to such property. For any property that is not a stand-alone, single-tenant net leased property and for which our advisor or its affiliates provide oversight of a third party that performs the duties of a property manager with respect to such property, we will pay our advisor or its affiliates a property management oversight fee of 1.5% of the gross monthly cash receipts with respect to such property. Any property management oversight fee paid to our advisor or its affiliates shall be in addition to any fee paid to a third party to perform the duties of a property manager with respect to the respective property. For any property that is not a stand-alone, single-tenant net leased property and for which our advisor or its affiliates directly serve as the property manager without sub-contracting such duties to a third party, our advisor or its affiliates shall receive a property management fee that is approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. We also will reimburse our advisor or its affiliates for property-level expenses that such entities pay or incur on our behalf, including salaries, bonuses and benefits of persons employed by our advisor or its affiliates except for the salaries, bonuses and benefits of persons who also serve as one of our executive officers or as an executive officer of our advisor or its affiliates.
Lease Fees
We pay our advisor or its affiliates a separate fee for any leasing activities in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Such fee is generally expected to range from 3.0% to 6.0% of the gross revenues generated during the initial term of the lease.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, our advisor or its affiliates are paid a construction management fee of up to 5.0% of the cost of such improvements.
Operating Expenses
We reimburse our advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations. However, we cannot reimburse our advisor or its affiliates at the end of any fiscal quarter for total operating expenses that, in the four consecutive fiscal quarters then ended, exceed the greater of: (i) 2.0% of our average invested assets, as defined in the Advisory Agreement, or (ii) 25.0% of our net income, as defined in the Advisory Agreement, unless our independent directors determined that such excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient.
Compensation for Additional Services
Our advisor and its affiliates are paid for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated parties for similar services.

Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, our advisor or its affiliates will be paid a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price.
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, our advisor will be paid a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the remaining net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) plus (ii) an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation.
Subordinated Distribution Upon Listing
Upon the listing of shares of our common stock on a national securities exchange, in redemption of our advisor's limited partnership units, our advisor will be paid a distribution equal to 15.0% of the amount by which (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing, among other factors.
Subordinated Distribution Upon Termination
Pursuant to our Agreement of Limited Partnership, as amended, upon termination or non-renewal of the Advisory Agreement, our advisor will also be entitled to a subordinated distribution in redemption of its limited partnership units from our operating partnership equal to 15.0% of the amount, if any, by which (i) the appraised value of our assets on the termination date, less any indebtedness secured by such assets, plus total distributions paid through the termination date, exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the total amount of cash equal to an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the termination date. In addition, our advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing or other liquidity event, including a liquidation, sale of substantially all of our assets or merger in which our stockholders receive in exchange for their shares of our common stock, shares of a company that are traded on a national securities exchange.
Stock Purchase Plans
On February 29, 2016, our Chairman of the Board of Directors and Chief Executive Officer, Jeffrey T. Hanson, our President, Chief Operating Officer and Interim Chief Financial Officer, Danny Prosky, and our Executive Vice President, General Counsel, Mathieu B. Streiff, each executed stock purchase plans, or the Stock Purchase Plans, whereby they each irrevocably agreed to invest 100% of their net after-tax base salary and cash bonus compensation earned as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. In addition, on February 29, 2016, three Executive Vice Presidents of American Healthcare Investors, including our Executive Vice President of Acquisitions, Stefan K.L. Oh, executed similar Stock Purchase Plans, whereby each individual irrevocably agreed to invest a portion of their net after-tax base salary or a portion of their net after-tax base salary and cash bonus compensation, ranging from 10.0% to 15.0%, that is earned as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. The Stock Purchase Plans terminate on December 31, 2016 or earlier upon the occurrence of certain events, unless otherwise renewed or extended. Purchases of shares of our common stock pursuant to the Stock Purchase Plans will commence after the initial release from escrow of the minimum offering amount, beginning with the officers' regularly scheduled payroll payment after such date. The shares of common stock will be purchased at a price of $9.60 per share, reflecting the purchase price of the shares in our offering, exclusive of selling commissions and the dealer manager fee.

Certain Conflict Resolution Restrictions and Procedures
In order to reduce or eliminate certain potential conflicts of interest, our charter and the Advisory Agreement contain restrictions and conflict resolution procedures relating to: (1) transactions we enter into with our advisor, our co-sponsors, our directors or their respective affiliates; (2) certain other future offerings; and (3) allocation of properties among affiliated entities. Each of the restrictions and procedures that applies to transactions with our advisor and its affiliates will also apply to any transaction with any entity or real estate program advised, managed or controlled by Griffin Capital and American Healthcare Investors and their affiliates. These restrictions and procedures include, among others, the following:

•
We will not accept goods or services from our co-sponsors, our advisor and directors or their respective affiliates unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transactions, approve such transactions as fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

•
We will not purchase or lease any asset (including any property) in which one of our co-sponsors, our advisor, any of our directors or any of their respective affiliates has an interest without a determination by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction, that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the property to such co-sponsor, our advisor, such director or directors or any such affiliate, unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable. In no event will we acquire any such asset at an amount in excess of its appraised value. We will not sell or lease assets to one of our co-sponsors, our advisor, any of our directors or any of their respective affiliates unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, determine the transaction is fair and reasonable to us, which determination will be supported by an appraisal obtained from a qualified, independent appraiser selected by a majority of our independent directors.

•
We will not make any loans to one of our co-sponsors, our advisor, any of our directors or any of their respective affiliates except mortgage loans in which an appraisal is obtained from an independent appraiser and loans, if any, to a wholly-owned subsidiary. In addition, any loans made to us by one of our co-sponsors, our advisor, our directors or any of their respective affiliates must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties.

•
Our advisor and its affiliates will be entitled to reimbursement, at cost, for actual expenses incurred by them on our behalf or on behalf of joint ventures in which we are a joint venture partner, subject to the limitation that our advisor and its affiliates are not entitled to reimbursement of operating expenses, generally, to the extent that they exceed the greater of 2.0% of our average invested assets or 25.0% of our net income.

American Healthcare Investors/NSAM Allocation Policies
American Healthcare Investors has established general allocation principles with NSAM. With respect to investment opportunities that are sourced by NSAM and its affiliates, these allocation principles provide as follows: (1) until NHI has invested 95.0% or more of its investable capital from its primary and any follow-on offerings (as determined by NSAM) and its board of directors has determined that NHI will not raise additional capital (other than through a distribution reinvestment plan), or the NHI Equity Condition, NSAM shall allocate all healthcare real estate investment opportunities among NHI, NorthStar Realty Finance and other companies managed, sponsored or co-sponsored by NSAM and its affiliates in accordance with the allocation policy approved by NSAM and its managed companies, or the NSAM allocation policy; provided, however, that in the event a healthcare real estate investment opportunity is not suitable for such an NSAM company, NSAM will endeavor to informally refer the opportunity to American Healthcare Investors; (2) following the NHI Equity Condition, NSAM shall allocate all healthcare real estate investment opportunities among us, GA Healthcare REIT III, NHI, NorthStar Realty Finance, other companies managed, sponsored or co-sponsored by NSAM and its affiliates and any other companies sponsored or co-sponsored by American Healthcare Investors in accordance with the NSAM allocation policy.
With respect to investment opportunities that are sourced by American Healthcare Investors, the allocation principles provide that American Healthcare Investors shall allocate all healthcare real estate investment opportunities among NorthStar Realty Finance and funds directly or indirectly managed, sponsored, advised, financed, funded or controlled by American Healthcare Investors or its subsidiaries, including our company and GA Healthcare REIT III. Such investment opportunities shall be allocated by American Healthcare Investors in accordance with its determination regarding which fund is most suitable using factors including, but not limited to, (a) investment objectives, strategy and criteria; (b) cash requirements; (c) effect of the investment on the diversification of the portfolio, including by geography, size of investment, type of investment and risk of investment; (d) leverage policy and the availability of financing for the investment by each fund; (e) anticipated cash flow of the asset to be acquired; (f) income tax effects of the purchase; (g) the size of the investment; (h) the amount of funds available;

(i) cost of capital; (j) risk return profiles; (k) targeted distribution rates; (l) anticipated future pipeline of suitable investments; and (m) the expected holding period of the investment and the remaining term of the fund. If, after consideration of the relevant factors, American Healthcare Investors determines that an investment is equally suitable for multiple funds or companies, the investment will be allocated to a particular fund or company on a rotating basis (or, in certain situations, to more than one fund or company pursuant to a co-investment).
The aforementioned allocation policies have been established by American Healthcare Investors and NSAM and, while American Healthcare Investors is one of our co-sponsors and NSAM indirectly owns approximately 45.1% of American Healthcare Investors, we are not a party to these allocation policies. Therefore, for example, NSAM does not have any contractual or other obligation directly enforceable by us with respect to the application of the allocation policies to investment opportunities that are sourced by NSAM. Thus, there is no guarantee that NSAM will allocate any healthcare real estate investment opportunities to us, even following the NHI Equity Condition. Furthermore, because we are not a party to these allocation policies, such policies may be changed at any time without our input or consent, and there is no guarantee that any such changes would benefit us.
Director Independence
We have a five-member board of directors. Our charter provides that a majority of the directors must be “independent directors.” Two of our directors, Jeffrey T. Hanson and Ronald J. Lieberman, are affiliated with us and we do not consider them to be independent directors. Our three remaining directors qualify as “independent directors” as defined in our charter in compliance with the requirements of the North American Securities Administrators Association, or the NASAA REIT Guidelines. As defined in our charter, the term “independent director” means a director who is not on the date of determination, and within the last two years from the date of determination has not been, directly or indirectly associated with our co-sponsors or our advisor by virtue of: (i) ownership of an interest in our co-sponsors, our advisor or any of their affiliates, other than in us; (ii) employment by our co-sponsors, our advisor or any of their affiliates; (iii) service as an officer or director of our co-sponsors, our advisor or any of their affiliates, other than as our director or a director of any other REIT organized by our co-sponsors or advised by our advisor; (iv) performance of services, other than as a director for us; (v) service as a director or trustee of more than three REITs organized by our co-sponsors or advised by our advisor; or (vi) maintenance of a material business or professional relationship with our co-sponsors, our advisor or any of their affiliates. A business or professional relationship is considered “material” if the aggregate gross income derived by a director from our co-sponsors, our advisor and their affiliates (excluding fees for serving as our director or director of another REIT or real estate program that is organized, advised or managed by our advisor or its affiliates) exceeds five percent of either the director’s annual gross income during either of the last two years or the director’s net worth on a fair market value basis. An indirect association with our co-sponsors or our advisor shall include circumstances in which a director’s spouse, parent, child, sibling, mother- or father-in-law, son- or daughter-in-law or brother- or sister-in-law is or has been associated with our co-sponsors, our advisor, any of their affiliates or with us.
While our stock is not listed on the New York Stock Exchange, each of our independent directors would also qualify as independent under the rules of the New York Stock Exchange and our audit committee members would qualify as independent under the New York Stock Exchange’s rules applicable to audit committee members.
Item 14. Principal Accounting Fees and Services.
Deloitte & Touche LLP has served as our independent registered public accounting firm and audited our consolidated financial statements since January 29, 2015.
The following table lists the fees for services provided by our independent registered public accounting firm for 2015:

Services	2015
Audit fees(1)	$120,000
Audit-related fees(2)	—
Tax fees(3)	—
All other fees	—
Total	$120,000
________

(1)
Audit fees consist of fees related to the 2015 audit of our consolidated financial statements, consents and other services related to filings with the SEC, including filings related to our offering, in the year the services were rendered. These amounts include fees paid by our advisor for costs in connection with our offering.

(2)	Audit-related fees relate to financial accounting and reporting consultations, assurance and related services in the year the services were rendered.

(3)	Tax services consist of tax compliance and tax planning and advice in the year the services were rendered.
Our audit committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC. All services rendered by Deloitte & Touche LLP for the year ended December 31, 2015 were pre-approved by our sole director and subsequently ratified by our audit committee upon its establishment in February 2016 in accordance with the policies and procedures described above.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements:
(a)(2) Financial Statement Schedule:
All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
(a)(3) Exhibits:
The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.
(b) Exhibits: See Item 15(a)(3) above.
(c) Financial Statement Schedule:
All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of
Griffin-American Healthcare REIT IV, Inc.
Irvine, CA
We have audited the accompanying consolidated balance sheet of Griffin-American Healthcare REIT IV, Inc. and subsidiary (the “Company”) as of December 31, 2015, and the related consolidated statements of equity and cash flows for the period from January 23, 2015 (Date of Inception) through December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and their cash flows for the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Costa Mesa, California
March 7, 2016

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONSOLIDATED BALANCE SHEET
As of December 31, 2015

ASSETS
Cash	$202,000
Total assets	$202,000

LIABILITIES AND EQUITY

Commitments and contingencies (Note 3)

Equity:
Stockholder's equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	$—
Common stock, $0.01 par value per share; 1,000,000,000 shares authorized; 20,833 shares issued and outstanding	200
Additional paid-in capital	199,800
Total stockholder's equity	200,000
Noncontrolling interest of limited partner in operating partnership	2,000
Total equity	202,000
Total liabilities and equity	$202,000
The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONSOLIDATED STATEMENT OF EQUITY
For the Period from January 23, 2015 (Date of Inception) through December 31, 2015

	Stockholder's Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Total Stockholder's Equity	Noncontrolling Interest	Total Equity
BALANCE — January 23, 2015 (Date of Inception)	—	$—	$—	$—	$—	$—
Issuance of common stock	20,833	200	199,800	200,000	—	200,000
Issuance of limited partnership units	—	—	—	—	2,000	2,000
BALANCE — December 31, 2015	20,833	$200	$199,800	$200,000	$2,000	$202,000
The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Period from January 23, 2015 (Date of Inception) through December 31, 2015

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	$200,000
Contribution from noncontrolling interest to operating partnership	2,000
Net cash provided by financing activities	202,000
NET CHANGE IN CASH	202,000
CASH — Beginning of period	—
CASH — End of period	$202,000
The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Period from January 23, 2015 (Date of Inception) through December 31, 2015
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT IV, Inc. and its subsidiary, Griffin-American Healthcare REIT IV Holdings, LP, except where the context otherwise requires.
1. Organization and Description of Business
Griffin-American Healthcare REIT IV, Inc., a Maryland corporation, was incorporated on January 23, 2015 and therefore we consider that our date of inception. We were initially capitalized on February 6, 2015. We intend to invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We may also originate and acquire secured loans and real estate-related investments on an infrequent and opportunistic basis. We generally will seek investments that produce current income. We intend to elect to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes beginning with our taxable year ending December 31, 2016, or the first year in which we commence material operations.
Effective February 16, 2016, we are conducting a best efforts initial public offering, or our offering, in which we are offering a minimum of $2,000,000 in shares of our common stock, or the minimum offering, and a maximum of $3,000,000,000 in shares of our common stock in our primary offering, at a price of $10.00 per share. We are also offering up to $150,000,000 in shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at a purchase price during our offering of 95.0% of the primary offering price per share, or $9.50 assuming a $10.00 per share primary offering price. We reserve the right to reallocate the shares of our common stock offered between the primary offering and the DRIP, and among classes of stock if we elect to offer additional classes in the future.
We will conduct substantially all of our operations through Griffin-American Healthcare REIT IV Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT IV Advisor, LLC, or Griffin-American Healthcare REIT Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor that has a one-year term that expires on February 16, 2017 and is subject to successive one-year renewals upon the mutual consent of the parties. Our advisor uses its best efforts, subject to the oversight and review of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Corporation, or Griffin Capital, or collectively, our co-sponsors. Effective March 1, 2015, American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by NorthStar Asset Management Group Inc., or NSAM, and 7.8% owned by James F. Flaherty III, one of NSAM's partners. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or Griffin Capital Securities, or our dealer manager, NSAM, or Mr. Flaherty; however, we are affiliated with Griffin-American Healthcare REIT IV Advisor, American Healthcare Investors and AHI Group Holdings.
As of December 31, 2015, we have neither purchased nor contracted to purchase any investments. Our advisor has not identified any real estate or real estate-related investments in which it is probable that we will invest.
2. Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding our consolidated financial statements. Such consolidated financial statements and the accompanying notes thereto are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing our accompanying consolidated financial statements.
Basis of Presentation
We intend to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of December 31, 2015, we owned greater than a 99.0% general partnership interest therein. Our advisor is a limited partner, and as of December 31, 2015, owned less than a 1.0% noncontrolling limited partnership interest in our operating partnership. Our operating partnership currently has no operations and no assets other than the partners’ initial capital contributions.
Our accompanying consolidated financial statements include our accounts and those of our operating partnership, or the

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

wholly owned subsidiaries of our operating partnership. Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our consolidated financial statements in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 810, Consolidation, or ASC Topic 810. All significant intercompany accounts and transactions are eliminated in consolidation.
Use of Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.
Income Taxes
We have not yet elected to be taxed as a REIT under the Code. We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code beginning with our taxable year ending December 31, 2016, or the first year in which we commence material operations, and we intend to continue to be taxed as a REIT. To qualify and maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our future annual ordinary taxable income, excluding net capital gains, to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
If we fail to qualify and maintain our qualification as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could have a material adverse affect on our net income and net cash available for distribution to stockholders.
We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our accompanying consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2015, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our accompanying consolidated financial statements.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 supersedes most existing revenue recognition guidance, including industry-specific revenue recognition guidance. Further, the application of ASU 2014-09 permits the use of either the full retrospective or cumulative effect transition approach. In July 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which provided for a one-year deferral of the effective date for ASU 2014-09, which is now effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date, which was for interim and annual reporting periods beginning after December 15, 2016. We have not yet selected a transition method nor have we determined the impact the adoption of ASU 2014-09 on January 1, 2018 will have on our consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, or ASU 2015-02, which amends the consolidation analysis required under ASC Topic 810. Specifically, ASU 2015-02: (1) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities, (2) eliminates the presumption that a general partner should consolidate a limited partnership and (3) amends the effect of fee arrangements in the primary beneficiary determination. Further, the application of ASU 2015-02 permits the use of either the full retrospective or modified retrospective adoption approach. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015 with early adoption permitted. We have not yet selected a transition method nor have we determined the impact the adoption of ASU 2015-02 on January 1, 2016 will have on our consolidated financial statements, if any.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03, which amends the presentation of debt issuance costs in the financial statements to present such costs as a direct deduction from

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the carrying amount of the related debt liability rather than as an asset. Amortization of such costs is required to be reported as interest expense. The application of ASU 2015-03 requires retrospective adjustment of all prior periods presented. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015 with early adoption permitted. We do not believe the adoption of ASU 2015-03 on January 1, 2016 will have a material impact on our consolidated financial statements. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarified that debt issuance costs associated with line of credit arrangements may continue to be presented as an asset, regardless of whether there are any outstanding borrowings on the line of credit arrangement.
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, or ASU 2015-16, which eliminates the requirement to restate prior period financial statements for measurement period adjustments in a business combination. The cumulative effect of a measurement period adjustment as a result of a change in the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, is required to be recorded in the reporting period in which the adjustment amount is determined, rather than retrospectively. Further, ASU 2015-16 requires that the acquirer present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in the current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for interim and annual reporting periods beginning after December 15, 2015 and should be applied prospectively to adjustments to provisional amounts that occur after the effective date. Early adoption is permitted for financial statements that have not yet been made available for issuance. We have not determined the impact the adoption of ASU 2015-16 on January 1, 2016 will have on our consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01, which amends the classification and measurement of financial instruments. ASU 2016-01 revises the accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. It is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, with respect to only certain of the amendments in ASU 2016-01, for financial statements that have not yet been made available for issuance. ASU 2016-01 requires the application of the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with certain exceptions. We have not determined the impact the adoption of ASU 2016-01 on January 1, 2018 will have on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02, which amends the guidance on accounting for leases. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02, lessor accounting is largely unchanged. It also includes extensive amendments to the disclosure requirements. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted for financial statements that have not yet been made available for issuance. ASU 2016-02 requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We have not determined the impact the adoption of ASU 2016-02 on January 1, 2019 will have on our consolidated financial statements.
3. Commitments and Contingencies
Litigation
We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us, which if determined unfavorably to us, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Dealer Manager Fee
Generally, our dealer manager is paid a fee of up to 3.0% of gross offering proceeds from the sale of shares of our common stock sold pursuant to the primary offering (all or a portion of which may be reallowed by our dealer manager to participating broker-dealers), of which 1.0% of the gross offering proceeds will be funded by us and the remaining 2.0% of the gross offering proceeds will be funded by our advisor; however, our advisor intends to recoup the portion of the dealer manager

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fee it funds through the receipt of a contingent advisor payment upon closing of acquisition fees. No dealer manager fee is payable on shares of our common stock sold pursuant to the DRIP. As of December 31, 2015, our advisor had not incurred any dealer manager fees as we commenced our offering in February 2016.
Other Organizational and Offering Expenses
Our other organizational and offering expenses include all expenses (other than selling commissions and the dealer manager fee) to be paid in connection with our offering and are being paid by our advisor or its affiliates. We anticipate that our other organizational and offering expenses will not exceed 1.0% of the gross offering proceeds for shares of our common stock sold pursuant to our primary offering. As of December 31, 2015, our advisor and its affiliates have incurred offering expenses of approximately $1,606,000. These offering expenses are not recorded in our accompanying consolidated balance sheet, because such costs are not our liability until we reach the minimum offering. Our advisor and its affiliates intend to recoup such offering expenses through the payment by us of a contingent advisor payment upon closing of acquisitions. When recorded by us, other organizational expenses will be expensed as incurred, and offering expenses will be charged to stockholder’s equity.
4. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of December 31, 2015, no shares of our preferred stock were issued and outstanding.
Common Stock
Our charter authorizes us to issue 1,000,000,000 shares of our common stock. We are offering to the public up to $3,150,000,000 of shares of our common stock, consisting of up to $3,000,000,000 of shares of our common stock for $10.00 per share in our primary offering and up to $150,000,000 of shares of our common stock for $9.50 per share pursuant to the DRIP. We reserve the right to reallocate the shares of our common stock offered between the primary offering and the DRIP, and among classes of stock if we elect to offer additional classes in the future.
On February 6, 2015, our advisor purchased 22,222 shares of our common stock for total cash consideration of $200,000 and was admitted as our initial stockholder. We used the proceeds from the sale of shares of our common stock to our advisor to make an initial capital contribution to our operating partnership. We effected a reverse stock split as of July 23, 2015, whereby every two and one-half shares of our common stock issued and outstanding were combined into one share of our common stock, resulting in our advisor owning 8,889 shares of our common stock following the reverse stock split.
On October 22, 2015, we effected a stock split, whereby every share of our common stock issued and outstanding was split into 2.343749 shares of our common stock, resulting in our advisor owning 20,833 shares of our common stock. In addition, effective October 22, 2015, we converted all previously outstanding Class A shares into Class T shares.
Noncontrolling Interest of Limited Partner in Operating Partnership
On February 6, 2015, our advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for 222 partnership units. Following our reverse stock split and the corresponding conversion of the partnership units of our operating partnership, our advisor owned 89 partnership units effective as of July 23, 2015. On October 22, 2015, we effected a stock split, which increased the number of partnership units outstanding to 208. As of December 31, 2015, we owned greater than a 99.0% general partnership interest in our operating partnership, and our advisor owned less than a 1.0% limited partnership interest in our operating partnership.
Upon the effectiveness of the Advisory Agreement on February 16, 2016, Griffin-American Healthcare REIT IV Advisor became our advisor. As our advisor, Griffin-American Healthcare REIT IV Advisor is entitled to redemption rights of its limited partnership units. Therefore, on February 16, 2016, such limited partnership units no longer meet the criteria for classification within the equity section of our accompanying consolidated balance sheet, and as such, will be reclassified to the mezzanine section of our accompanying consolidated balance sheet.
Distribution Reinvestment Plan
In February 2016, we adopted the DRIP, which allows stockholders to purchase additional shares of our common stock through the reinvestment of distributions at an offering price equal to 95.0% of the primary offering price of our offering, subject to certain conditions. We have registered and reserved $150,000,000 in shares of our common stock for sale pursuant to

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the DRIP in our offering at an offering price of $9.50 per share. No reinvestment of distributions were made for the period from January 23, 2015 (Date of Inception) through December 31, 2015.
Share Repurchase Plan
In February 2016, our board of directors approved a share repurchase plan. The share repurchase plan allows for repurchases of shares of our common stock by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board of directors. Subject to the availability of the funds for share repurchases, we will limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided, however, that shares subject to a repurchase requested upon the death of a stockholder will not be subject to this cap. Funds for the repurchase of shares of our common stock will come exclusively from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to the DRIP.
All repurchases will be subject to a one-year holding period, except for repurchases made in connection with a stockholder’s death or “qualifying disability,” as defined in our share repurchase plan. Further, all share repurchases will be repurchased following a one-year holding period at 92.5% to 100% of each stockholder's repurchase amount depending on the period of time their shares have been held. At any time we are engaged in an offering of shares of our common stock, the repurchase amount for shares repurchased under our share repurchase plan will always be equal to or lower than the applicable per share offering price. However, if shares of our common stock are repurchased in connection with a stockholder's death or qualifying disability, the repurchase price will be no less than 100% of the price paid to acquire the shares of our common stock from us. Furthermore, our share repurchase plan provides that if there are insufficient funds to honor all repurchase requests, pending requests will be honored among all requests for repurchase in any given repurchase period, as followed: first, pro rata as to repurchases sought upon a stockholder's death; next, pro rata as to repurchases sought by stockholders with a qualifying disability; and, finally, pro rata as to other repurchase requests. No share repurchases were requested or made for the period from January 23, 2015 (Date of Inception) through December 31, 2015.
2015 Incentive Plan and Independent Directors Compensation Plan
In February 2016, we adopted the 2015 Incentive Plan, or our incentive plan, and the 2015 Independent Directors Compensation Plan (a sub-plan of our incentive plan), pursuant to which our board of directors or a committee of our independent directors may make grants of options, restricted shares of common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 4,000,000 shares. As of December 31, 2015, we had not granted any awards under our incentive plan. However, upon the election of our three independent directors to our board of directors on February 12, 2016, the independent directors each became entitled to 5,000 shares of our restricted common stock, as defined in our incentive plan, upon the initial release from escrow of the minimum offering, or the grant date. On the grant date, 20.0% of such restricted common stock will immediately vest and 20.0% will vest on each of the first four anniversaries of the grant date. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock will have full voting rights and rights to distributions.
5. Subordinated Distribution Upon Termination
Pursuant to our Agreement of Limited Partnership, as amended, of our operating partnership, upon termination or non- renewal of the Advisory Agreement, our advisor is entitled to a subordinated distribution in redemption of its limited partnership units from our operating partnership equal to 15.0% of the amount, if any, by which (i) the appraised value of our assets on the termination date, less any indebtedness secured by such assets, plus total distributions paid through the termination date, exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the total amount of cash equal to an annual 6.0% cumulative, non-compounded return on the gross proceeds on the sale of shares of our common stock through the termination date. In addition, our advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing or other liquidity event, including a liquidation, sale of substantially all of our assets or merger in which our stockholders receive in exchange for their shares of our common stock shares of a company that are traded on a national securities exchange.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Griffin-American Healthcare REIT IV, Inc. (Registrant)

By	/s/ JEFFREY T. HANSON	Chief Executive Officer and Chairman of the Board of Directors
Jeffrey T. Hanson

Date: March 7, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ JEFFREY T. HANSON	Chief Executive Officer and Chairman of the Board of Directors
	Jeffrey T. Hanson	(Principal Executive Officer)

Date: March 7, 2016

By	/s/ DANNY PROSKY	President, Chief Operating Officer and Interim Chief Financial Officer
	Danny Prosky	(Principal Financial Officer and Principal Accounting Officer)

Date: March 7, 2016

By	/s/ RONALD J. LIEBERMAN	Director
Ronald J. Lieberman

Date: March 7, 2016

By	/s/ BRIAN J. FLORNES	Independent Director
Brian J. Flornes

Date: March 7, 2016

By	/s/ DIANNE HURLEY	Independent Director
Dianne Hurley

Date: March 7, 2016

By	/s/ WILBUR H. SMITH III	Independent Director
Wilbur H. Smith III

Date: March 7, 2016

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the period ended December 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Third Articles of Amendment and Restatement of Griffin-American Healthcare REIT IV, Inc., dated December 28, 2015 (included as Exhibit 3.1 to Pre-effective Amendment No. 2 to our Registration Statement to Form S-11 (File No. 333-205960) filed January 5, 2016 and incorporated herein by reference

3.2
Second Amended and Restated Bylaws of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 3.2 to Pre-effective Amendment No. 2 to our Registration Statement to Form S-11 (File No. 333-205960) filed January 5, 2016 and incorporated herein by reference

4.1
Form of Subscription Agreement of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit B to the prospectus dated February 16, 2016 filed pursuant to Rule 424(b)(3) (File No. 333-205960) on February 17, 2016 and incorporated herein by reference)

4.2
Distribution Reinvestment Plan of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit C to the prospectus dated February 16, 2016 filed pursuant to Rule 424(b)(3) (File No. 333-205960) on February 17, 2016 and incorporated herein by reference

4.3
Share Repurchase Plan of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit D to the prospectus dated February 16, 2016 filed pursuant to Rule 424(b)(3) (File No. 333-205960) on February 17, 2016 and incorporated herein by reference)

4.4*	Escrow Agreement by and among Griffin-American Healthcare REIT IV, Inc., Griffin Capital Securities, LLC and UMB Bank, N.A., dated February 16, 2016

10.1
Form of Indemnification Agreement between Griffin-American Healthcare REIT IV, Inc. and Indemnitee made effective as of February 10, 2015 (included as Exhibit 10.3 to our Registration Statement of Form S-11 (File No. 333-205960) filed July 30, 2015 and incorporated herein by reference)

10.2
Griffin-American Healthcare REIT IV, Inc. 2015 Incentive Plan (including the 2015 Independent Directors Compensation Sub-Plan) (included as Exhibit 10.4 to Pre-effective Amendment No. 2 to our Registration Statement to Form S-11 (File No. 333-205960) filed January 5, 2016 and incorporated herein by reference)

10.3*	Dealer Manager Agreement by and between Griffin-American Healthcare REIT IV, Inc. and Griffin Capital Securities, LLC, dated February 16, 2016

10.4*
Advisory Agreement by and among Griffin-American Healthcare REIT IV, Inc., Griffin-American Healthcare REIT IV Holdings, LP and Griffin-American Healthcare REIT IV Advisor, LLC, dated February 16, 2016

10.5*	Amended and Restated Agreement of Limited Partnership of Griffin-American Healthcare REIT IV Holdings, LP, dated February 16, 2016

21.1*	Subsidiary of Griffin-American Healthcare REIT IV, Inc.

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_________

*	Filed herewith.
**
Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.