Form 10-Q
period 2016-03-31
Griffin-American Healthcare REIT IV, Inc.
filed 2016-05-04
CIK 1632970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

(949) 270-9200
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
___________________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of April 29, 2016, there were 359,058 shares of common stock of Griffin-American Healthcare REIT IV, Inc. outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
(A Maryland Corporation)

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	3
Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015	3
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2016 and for the Period from January 23, 2015 (Date of Inception) through March 31, 2015	4
Condensed Consolidated Statements of Equity for the Three Months Ended March 31, 2016 and for the Period from January 23, 2015 (Date of Inception) through March 31, 2015	5
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and for the Period from January 23, 2015 (Date of Inception) through March 31, 2015	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	29

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3. Defaults Upon Senior Securities	31
Item 4. Mine Safety Disclosures	31
Item 5. Other Information	31
Item 6. Exhibits	31
Signatures	32

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2016 and December 31, 2015
(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Cash	$202,000	$202,000
Prepaid expenses	226,000	—
Total assets	$428,000	$202,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$37,000	$—
Accounts payable due to affiliates	307,000	—
Total liabilities	344,000	—

Commitments and contingencies (Note 3)

Redeemable noncontrolling interest (Note 4)	2,000	—

Equity:
Stockholder’s equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000,000 shares authorized; 20,833 shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Additional paid-in capital	232,000	200,000
Accumulated deficit	(150,000)	—
Total stockholder’s equity	82,000	200,000
Noncontrolling interest (Note 5)	—	2,000
Total equity	82,000	202,000
Total liabilities, redeemable noncontrolling interest and equity	$428,000	$202,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2016 and
for the Period from January 23, 2015 (Date of Inception) through March 31, 2015
(Unaudited)

	Three Months Ended	Period from January 23, 2015 (Date of Inception) through
	March 31, 2016	March 31, 2015
Expenses:
General and administrative	$150,000	$—
Total expenses	150,000	—
Net loss	(150,000)	—
Less: net loss attributable to redeemable noncontrolling interest	—	—
Net loss attributable to controlling interest	$(150,000)	$—
Net loss per common share attributable to controlling interest — basic and diluted	$(7.20)	$—
Weighted average number of common shares outstanding — basic and diluted	20,833	20,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2016 and
for the Period from January 23, 2015 (Date of Inception) through March 31, 2015
(Unaudited)

	Stockholder’s Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Equity	Noncontrolling Interest	Total Equity
BALANCE — December 31, 2015	20,833	$—	$200,000	$—	$200,000	$2,000	$202,000
Amortization of restricted common stock compensation	—	—	32,000	—	32,000	—	32,000
Reclassification of noncontrolling interest	—	—	—	—	—	(2,000)	(2,000)
Net loss	—	—	—	(150,000)	(150,000)	—	(150,000)
BALANCE — March 31, 2016	20,833	$—	$232,000	$(150,000)	$82,000	$—	$82,000

	Stockholder’s Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Equity	Noncontrolling Interest	Total Equity
BALANCE — January 23, 2015 (Date of Inception)	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	20,833	—	200,000	—	200,000	—	200,000
Issuance of limited partnership units	—	—	—	—	—	2,000	2,000
BALANCE — March 31, 2015	20,833	$—	$200,000	$—	$200,000	$2,000	$202,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2016 and
for the Period from January 23, 2015 (Date of Inception) through March 31, 2015
(Unaudited)

	Three Months Ended	Period from January 23, 2015 (Date of Inception) through
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(150,000)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of restricted common stock	32,000	—
Changes in operating assets and liabilities:
Prepaid expenses	(226,000)	—
Accounts payable and accrued liabilities	37,000	—
Accounts payable due to affiliates	307,000	—
Net cash used in operating activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	200,000
Contribution from noncontrolling interest to operating partnership	—	2,000
Net cash provided by financing activities	—	202,000
NET CHANGE IN CASH	—	202,000
CASH — Beginning of period	202,000	—
CASH — End of period	$202,000	$202,000
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Reclassification of noncontrolling interest	$2,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended March 31, 2016 and
for the Period from January 23, 2015 (Date of Inception) through March 31, 2015
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
We are conducting a best efforts initial public offering, or our offering, in which we are offering to the public a minimum of $2,000,000 in shares of our common stock, or the minimum offering, and a maximum of $3,000,000,000 in shares of our common stock in our primary offering at a purchase price of $10.00 per share and up to $150,000,000 in shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at a purchase price during our offering of 95.0% of the primary offering price per share, or $9.50 per share, assuming a $10.00 per share primary offering price, aggregating up to $3,150,000,000, or the maximum offering. We reserve the right to reallocate the shares of our common stock offered between the primary offering and the DRIP, and among classes of stock if we elect to offer additional classes in the future. The conditions of our minimum offering were satisfied on April 12, 2016, and we admitted our initial public subscribers as stockholders, excluding shares purchased by residents of Ohio, Washington and Pennsylvania (who are subject to higher offering amounts). See Note 8, Subsequent Events — Status of Our Offering, for a further discussion.
We will conduct substantially all of our operations through Griffin-American Healthcare REIT IV Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT IV Advisor, LLC, or Griffin-American Healthcare REIT IV Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor that has a one-year term that expires on February 16, 2017 and is subject to successive one-year renewals upon the mutual consent of the parties. Our advisor uses its best efforts, subject to the oversight and review of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Corporation, or Griffin Capital, or collectively, our co-sponsors. Effective March 1, 2015, American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by NorthStar Asset Management Group Inc., or NSAM, and 7.8% owned by James F. Flaherty III, one of NSAM’s partners. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or Griffin Capital Securities, or our dealer manager, NSAM or Mr. Flaherty; however, we are affiliated with Griffin-American Healthcare REIT IV Advisor, American Healthcare Investors and AHI Group Holdings.
As of March 31, 2016, we have neither purchased nor contracted to purchase any investments and our advisor has not identified any real estate or real estate-related investments in which it is probable that we will invest.
2. Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding our condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing our accompanying condensed consolidated financial statements.
Basis of Presentation
Our accompanying condensed consolidated financial statements include our accounts and those of our operating partnership. Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our condensed consolidated financial statements in accordance with

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 810, Consolidation, or ASC Topic 810. All intercompany accounts and transactions are eliminated in consolidation.
We intend to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of March 31, 2016 and December 31, 2015, owned greater than a 99.0% general partnership interest therein. Our advisor is a limited partner, and as of March 31, 2016 and December 31, 2015, owned less than a 1.0% noncontrolling limited partnership interest in our operating partnership.
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the United States Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable.
In preparing our accompanying condensed consolidated financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2015 Annual Report on Form 10-K, as filed with the SEC on March 7, 2016.
Use of Estimates
The preparation of our accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.
Prepaid Expenses
As of March 31, 2016, prepaid expenses consist of prepayments of annual directors’ and officers’ liability insurance premiums. Prepaid expenses are amortized over the related contract periods.
Restricted Cash Held in Escrow
Restricted funds held in escrow of $1,506,000 as of March 31, 2016 are not included in our assets in our accompanying condensed consolidated balance sheets and consist of funds received in connection with subscription agreements to purchase shares of our common stock in connection with our offering. We were required to raise the minimum offering on or before February 16, 2017 (one year following the commencement of our offering), or the funds raised, including interest, would have been returned to the subscribers. As of March 31, 2016, we had not raised the minimum offering. Therefore, as of March 31, 2016, the funds were held in an escrow account and would not have been released to or available to us until the minimum offering was raised. The conditions of our minimum offering were satisfied on April 12, 2016, and we admitted our initial public subscribers as stockholders, excluding shares purchased by residents of Ohio, Washington and Pennsylvania (who are subject to higher offering amounts). See Note 8, Subsequent Events — Status of Our Offering, for a further discussion.
Stock Compensation
We follow ASC Topic 718, Compensation — Stock Compensation, or ASC Topic 718, to account for our stock compensation pursuant to the 2015 Incentive Plan, or our incentive plan, and the 2015 Independent Directors Compensation Plan. See Note 5, Equity — 2015 Incentive Plan and Independent Directors Compensation Plan, and Note 8, Subsequent Events — 2015 Incentive Plan and 2015 Independent Directors Compensation Plan, for a further discussion of grants under such plans.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Income Taxes
We have not yet elected to be taxed as a REIT under the Code. We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code beginning with our taxable year ending December 31, 2016, or the first year in which we commence material operations, and we intend to continue to be taxed as a REIT. To qualify and maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our annual ordinary taxable income, excluding net capital gains, to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
If we fail to qualify and maintain our qualification as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could have a material adverse affect on our net income and net cash available for distribution to stockholders. Because of our intention to elect REIT status for our taxable year ending December 31, 2016, we will not benefit from the loss incurred for the three months ended March 31, 2016.
We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our accompanying condensed consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of March 31, 2016 and December 31, 2015, we did not have any tax benefits nor liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.
Segment Disclosure
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. As of March 31, 2016, we evaluate operations as one segment and do not report segment information as we have not purchased any investments.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 supersedes most existing revenue recognition guidance, including industry-specific revenue recognition guidance. Further, the application of ASU 2014-09 permits the use of either the full retrospective or cumulative effect transition approach. In July 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which provided for a one-year deferral of the effective date for ASU 2014-09, which is now effective for interim and annual reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers — Principal versus Agent Considerations, or ASU 2016-08, which amends the principal-versus-agent implementation guidance and illustrations in ASU 2014-09. ASU 2016-08 addresses how an entity should: (i) identify the unit of accounting for the principal versus agent evaluation; and (ii) apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers — Identifying Performance Obligations and Licensing, or ASU 2016-10, which amends the guidance in ASU 2014-09 on identifying performance obligations and accounting for licenses on intellectual property. We have not yet selected a transition method nor have we determined the impact the adoption of ASU 2014-09, ASU 2016-08 and ASU 2016-10 on January 1, 2018 will have on our consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, or ASU 2015-02, which amends the consolidation analysis required under ASC Topic 810. Specifically, ASU 2015-02: (i) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities; (ii) eliminates the presumption that a general partner should consolidate a limited partnership; and (iii) amends the effect of fee arrangements in the primary beneficiary determination. Further, the application of ASU 2015-02 permits the use of either the full retrospective or modified retrospective adoption approach. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015 with early adoption permitted. We adopted ASU 2015-02 on January 1, 2016, which did not have a material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03, which amends the presentation of debt issuance costs in the financial statements to present such costs as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Amortization of such costs is required to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarified that debt issuance costs associated with line of credit

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

arrangements may continue to be presented as an asset, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The application of ASU 2015-03 requires retrospective adjustment of all prior periods presented. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015 with early adoption permitted. We adopted ASU 2015-03 on January 1, 2016, which did not have an impact on our consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, or ASU 2015-16, which eliminates the requirement to restate prior period financial statements for measurement period adjustments in a business combination. The cumulative effect of a measurement period adjustment as a result of a change in the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, is required to be recorded in the reporting period in which the adjustment amount is determined, rather than retrospectively. Further, ASU 2015-16 requires that the acquirer present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in the current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for interim and annual reporting periods beginning after December 15, 2015 and should be applied prospectively to adjustments to provisional amounts that occur after the effective date. Early adoption is permitted for financial statements that have not yet been made available for issuance. We adopted ASU 2015-16 on January 1, 2016, which did not have an impact on our consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01, which amends the classification and measurement of financial instruments. ASU 2016-01 revises the accounting related to: (i) the classification and measurement of investments in equity securities; and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. It is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, with respect to only certain of the amendments in ASU 2016-01, for financial statements that have not yet been made available for issuance. ASU 2016-01 requires the application of the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with certain exceptions. We have not yet determined the impact the adoption of ASU 2016-01 on January 1, 2018 will have on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02, which amends the guidance on accounting for leases, including extensive amendments to the disclosure requirements. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02, lessor accounting is largely unchanged. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted for financial statements that have not yet been made available for issuance. ASU 2016-02 requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We have not yet determined the impact the adoption of ASU 2016-02 on January 1, 2019 will have on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory withholding requirements, as well as classification in the statement of cash flows.  ASU 2016-09 requires disclosures about a change in accounting principle under ASC 250, Accounting Changes and Error Corrections, in the period of adoption.  ASU 2016-09 is effective for fiscal years and interim periods beginning after December 15, 2016.  Early adoption is permitted for financial statements that have not yet been made available for issuance.  We do not expect the adoption of ASU 2016-09 on January 1, 2017 to have a material impact on our consolidated financial statements.
3. Commitments and Contingencies
Litigation
We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us, which if determined unfavorably to us, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Dealer Manager Fee
Generally, our dealer manager is paid a fee of up to 3.0% of gross offering proceeds from the sale of shares of our common stock sold pursuant to the primary offering, of which 1.0% of the gross offering proceeds will be funded by us and the remaining 2.0% of the gross offering proceeds will be funded by our advisor; however, our advisor intends to recoup the portion of the dealer manager fee it funds through the receipt of the Contingent Advisor Payment, as defined in Note 6, Related Party Transactions, upon the closing of acquisitions. No dealer manager fee is payable on shares of our common stock sold pursuant to the DRIP. As of March 31, 2016 and December 31, 2015, our advisor had not incurred any dealer manager fees as we commenced our offering in February 2016 and had not raised the minimum offering as of March 31, 2016. See Note 5, Equity — Offering Costs — Dealer Manager Fee, and Note 6, Related Party Transactions — Offering Stage — Dealer Manager Fee, for a further discussion.
Other Organizational and Offering Expenses
Our other organizational and offering expenses are funded by our advisor and include all expenses (other than selling commissions and the dealer manager fee) to be paid in connection with our offering. We anticipate that our other organizational and offering expenses will not exceed 1.0% of the gross offering proceeds for shares of our common stock sold pursuant to our primary offering. As of March 31, 2016 and December 31, 2015, our advisor has incurred offering expenses of approximately $1,977,000 and $1,606,000, respectively. These offering expenses are not recorded in our accompanying condensed consolidated balance sheets because such costs were not our liability until we raised the minimum offering. See Note 8, Subsequent Events — Status of Our Offering, for a further discussion. Our advisor intends to recoup such offering expenses through the payment by us of the Contingent Advisor Payment upon the closing of acquisitions. When recorded by us, other organizational expenses will be expensed as incurred, and offering expenses will be charged to stockholder’s equity. See Note 6, Related Party Transactions — Offering Stage — Other Organizational and Offering Expenses, for a further discussion.
4. Redeemable Noncontrolling Interest
As of March 31, 2016 and December 31, 2015, we owned greater than a 99.0% general partnership interest in our operating partnership and our advisor owned less than a 1.0% limited partnership interest in our operating partnership. The noncontrolling interest of our advisor in our operating partnership that has redemption features outside of our control is accounted for as redeemable noncontrolling interest and is presented outside of permanent equity in our accompanying condensed consolidated balance sheets. See Note 5, Equity — Noncontrolling Interest of Limited Partner in Operating Partnership, for a further discussion. In addition, see Note 6, Related Party Transactions — Liquidity Stage — Subordinated Participation Interest — Subordinated Distribution Upon Listing and Note 6, Related Party Transactions — Subordinated Distribution Upon Termination, for a further discussion of the redemption features of the limited partnership units.
We record the carrying amount of redeemable noncontrolling interest at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss and distributions; or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interest consisted of the following for the three months ended March 31, 2016:

Amount
Balance — December 31, 2015	$—
Reclassification from equity	2,000
Net loss attributable to redeemable noncontrolling interest	—
Balance — March 31, 2016	$2,000
5. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of March 31, 2016 and December 31, 2015, no shares of preferred stock were issued and outstanding.
Common Stock
Our charter authorizes us to issue 1,000,000,000 shares of our common stock, par value $0.01 per share. We are offering to the public up to $3,150,000,000 of shares of our common stock, consisting of up to $3,000,000,000 of shares of our common stock for $10.00 per share in our primary offering and up to $150,000,000 of shares of our common stock for $9.50 per share

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

pursuant to the DRIP. We reserve the right to reallocate the shares of our common stock offered between the primary offering and the DRIP, and among classes of stock if we elect to offer additional classes in the future.
On February 6, 2015, our advisor acquired 22,222 shares of our common stock for total cash consideration of $200,000 and was admitted as our initial stockholder. We used the proceeds from the sale of shares of our common stock to our advisor to make an initial capital contribution to our operating partnership. We effected a reverse stock split as of July 23, 2015, whereby every 2.50 shares of our common stock issued and outstanding were combined into one share of our common stock, resulting in our advisor owning 8,889 shares of our common stock following the reverse stock split.
On October 22, 2015, we effected a stock split, whereby every share of our common stock issued and outstanding was split into 2.343749 shares of our common stock, resulting in our advisor owning 20,833 shares of our common stock.
Offering Costs
Selling Commissions
Generally, we will pay our dealer manager selling commissions of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock pursuant to the primary offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. Our dealer manager did not receive any selling commissions for the three months ended March 31, 2016 and for the period from January 23, 2015 (Date of Inception) through March 31, 2015. Selling commissions were not recorded in our accompanying condensed consolidated financial statements because such commissions were not our liability until we raised the minimum offering. See Note 8, Subsequent Events — Status of Our Offering, for a further discussion. When recorded by us, selling commissions will be charged to stockholder’s equity as equity is raised pursuant to our offering.
Dealer Manager Fee
Generally, our dealer manager will receive a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock pursuant to the primary offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. Our dealer manager did not receive dealer manager fees for the three months ended March 31, 2016 and for the period from January 23, 2015 (Date of Inception) through March 31, 2015. Dealer manager fees were not recorded in our accompanying condensed consolidated financial statements because such dealer manager fees were not our liability until we raised the minimum offering. See Note 8, Subsequent Events — Status of Our Offering, for a further discussion. When recorded by us, dealer manager fees will be charged to stockholder’s equity as equity is raised pursuant to our offering. See Note 3, Commitments and Contingencies — Dealer Manager Fee, and Note 6, Related Party Transactions — Offering Stage — Dealer Manager Fee, for a further discussion.
Common Stock Held in Escrow
As of March 31, 2016, in connection with our offering, we had received subscriptions for $1,506,000. The conditions of our minimum offering were satisfied on April 12, 2016. Having raised the minimum offering, the offering proceeds were released by the escrow agent to us and and we admitted our initial public subscribers as stockholders, excluding shares purchased by residents of Ohio, Washington and Pennsylvania (who are subject to higher offering amounts). See Note 8, Subsequent Events — Status of Our Offering, for a further discussion.
Noncontrolling Interest of Limited Partner in Operating Partnership
On February 6, 2015, our advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for 222 partnership units. Following our reverse stock split and the corresponding conversion of the partnership units of our operating partnership, our advisor owned 89 partnership units effective as of July 23, 2015. On October 22, 2015, we effected a stock split, which increased the number of partnership units outstanding to 208. Upon the effectiveness of the Advisory Agreement on February 16, 2016, Griffin-American Healthcare REIT IV Advisor became our advisor. As our advisor, Griffin-American Healthcare REIT IV Advisor is entitled to redemption rights of its limited partnership units. Therefore, as of February 16, 2016, such limited partnership units no longer meet the criteria for classification within the equity section of our accompanying condensed consolidated balance sheets, and as such, were reclassified outside of permanent equity, as a mezzanine item, in our accompanying condensed consolidated balance sheets. See Note 4, Redeemable Noncontrolling Interest, for a further discussion.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Distribution Reinvestment Plan
In February 2016, we adopted the DRIP that allows stockholders to purchase additional shares of our common stock through the reinvestment of distributions at an offering price equal to 95.0% of the primary offering price of our offering, subject to certain conditions. We have registered and reserved $150,000,000 in shares of our common stock for sale pursuant to the DRIP in our offering at an offering price of $9.50 per share. There were no reinvestment of distributions for the three months ended March 31, 2016 and for the period from January 23, 2015 (Date of Inception) through March 31, 2015.
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
All repurchases will be subject to a one-year holding period, except for repurchases made in connection with a stockholder’s death or “qualifying disability,” as defined in our share repurchase plan. Further, all share repurchases will be repurchased following a one-year holding period at 92.5% to 100% of each stockholder’s repurchase amount depending on the period of time their shares have been held. At any time we are engaged in an offering of shares of our common stock, the repurchase amount for shares repurchased under our share repurchase plan will always be equal to or lower than the applicable per share offering price. However, if shares of our common stock are repurchased in connection with a stockholder’s death or qualifying disability, the repurchase price will be no less than 100% of the price paid to acquire the shares of our common stock from us. Furthermore, our share repurchase plan provides that if there are insufficient funds to honor all repurchase requests, pending requests will be honored among all requests for repurchase in any given repurchase period, as follows: first, pro rata as to repurchases sought upon a stockholder’s death; next, pro rata as to repurchases sought by stockholders with a qualifying disability; and, finally, pro rata as to other repurchase requests. No share repurchases were requested or made for the three months ended March 31, 2016 and for the period from January 23, 2015 (Date of Inception) through March 31, 2015.
2015 Incentive Plan and Independent Directors Compensation Plan
In February 2016, we adopted our incentive plan, pursuant to which our board of directors or a committee of our independent directors may make grants of options, restricted shares of common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 4,000,000 shares. As of March 31, 2016 and December 31, 2015, we had not granted any awards under our incentive plan. However, pursuant to the 2015 Independent Directors Compensation Plan (a sub-plan of our incentive plan), upon the election of our three independent directors to our board of directors on February 12, 2016, or the service inception date, the independent directors each became entitled to 5,000 shares of our restricted common stock, as defined in our incentive plan, upon the initial release from escrow of the minimum offering on April 13, 2016, or the grant date. See Note 8, Subsequent Events — 2015 Incentive Plan and Independent Directors Compensation Plan, for a further discussion. On the grant date, 20.0% of such restricted common stock vested immediately and 20.0% will vest on each of the first four anniversaries of the grant date. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock will have full voting rights and rights to distributions.
From the service inception date to the grant date, we recognized compensation expense related to the shares of our restricted common stock based on the reporting date fair value, which was estimated at $10.00 per share, the price paid to acquire a share of common stock in our offering. After the grant date, compensation cost related to the shares of our restricted common stock is measured based on the grant date fair value. Stock compensation expense is recognized from the service inception date to the vesting date for each vesting tranche (i.e., on a tranche-by-tranche basis) using the accelerated attribution method.
For the three months ended March 31, 2016, we recognized compensation expense of $32,000. ASC Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three months ended March 31, 2016, we did not

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

assume any forfeitures. Stock compensation expense is included in general and administrative in our accompanying condensed consolidated statements of operations.
As of March 31, 2016, there was $118,000 of total unrecognized compensation expense, net of estimated forfeitures, related to shares of our restricted common stock. As of March 31, 2016, this expense is expected to be recognized over a remaining weighted average period of 2.03 years.
6. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and one of our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings; however, we are not affiliated with Griffin Capital, Griffin Capital Securities, NSAM or Mr. Flaherty. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses, related to our offering. For the three months ended March 31, 2016 and for the period from January 23, 2015 (Date of Inception) through March 31, 2015, our advisor or its affiliates incurred operating expenses on our behalf of $307,000 and $0, respectively.
Offering Stage
Dealer Manager Fee
Our advisor will fund dealer manager fees on our behalf in the amount of 2.0% of the gross offering proceeds from the sale of shares of our common stock sold pursuant to the primary offering; however, our advisor intends to recoup the portion of the dealer manager fee it funds through the receipt of the Contingent Advisor Payment, as described below, as part of our acquisition fees. No dealer manager fee is payable on shares of our common stock sold pursuant to the DRIP. We did not incur any dealer manager fees to our dealer manager for the three months ended March 31, 2016 and for the period from January 23, 2015 (Date of Inception) through March 31, 2015.
Other Organizational and Offering Expenses
Our advisor will fund all of our organizational and offering expenses; however, our advisor intends to recoup such expenses through the payment by us of the Contingent Advisor Payment, as described below, as part of our acquisition fees. Based on the experience of our co-sponsors and their affiliates, we anticipate that our other organizational and offering expenses will not exceed 1.0% of the gross offering proceeds for shares of our common stock sold pursuant to the primary offering. No other organizational and offering expenses will be paid with respect to shares of our common stock sold pursuant to the DRIP. We did not incur any other organizational and offering expenses to our advisor or its affiliates for the three months ended March 31, 2016 and for the period from January 23, 2015 (Date of Inception) through March 31, 2015.
Acquisition and Development Stage
Acquisition Fee
We will pay our advisor or its affiliates an acquisition fee of up to 4.50% of the contract purchase price, including any contingent or earn-out payments that may be paid, of each property we acquire or, with respect to any real estate-related investment we originate or acquire, up to 4.25% of the origination or acquisition price, including any contingent or earn-out payments that may be paid. The 4.50% or 4.25% acquisition fees consist of a 2.25% or 2.00% base acquisition fee, or the base acquisition fee, for real estate and real estate-related acquisitions, respectively, and an additional 2.25% contingent advisor payment, or the Contingent Advisor Payment. The Contingent Advisor Payment allows our advisor to recoup the portion of the dealer manager fee and other organizational and offering expenses funded by our advisor. Therefore, the amount of the Contingent Advisor Payment paid upon the closing of an acquisition shall not exceed the then outstanding amounts paid by our advisor for dealer manager fees and other organizational and offering expenses at the time of such closing. For these purposes, the amounts paid by our advisor and considered as “outstanding” will be reduced by the amount of the Contingent Advisor Payment previously paid. Notwithstanding the foregoing, the initial $7,500,000 of amounts paid by our advisor to fund the dealer manager fee and other organizational and offering expenses, or the Contingent Advisor Payment Holdback, shall be retained by us until the later of the termination of our last public offering, or the third anniversary of the commencement date of our initial public offering, at which time such amount shall be paid to our advisor or its affiliates. In connection with any subsequent public offering of shares of our common stock, the Contingent Advisor Payment Holdback may increase, based upon the maximum offering amount in such subsequent public offering and the amount sold in prior offerings. Our advisor or

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

its affiliates will be entitled to receive these acquisition fees for properties and real estate-related investments acquired with funds raised in our offering, including acquisitions completed after the termination of the Advisory Agreement (including imputed leverage of 50.0% on funds raised in our offering), or funded with net proceeds from the sale of a property or real estate-related investment, subject to certain conditions. Our advisor may waive or defer all or a portion of the acquisition fee at any time and from time to time, in our advisor’s sole discretion.
The base acquisition fee in connection with the acquisition of properties will be expensed as incurred in accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, and included in acquisition related expenses in our accompanying condensed consolidated statements of operations. The base acquisition fee in connection with the acquisition of real estate-related investments will be capitalized as part of the associated investment in our accompanying condensed consolidated balance sheets. The Contingent Advisor Payment will be used to decrease the liability we incur to our advisor in connection with the dealer manager fee and other organizational and offering expenses.
We did not incur any acquisition fees to our advisor or its affiliates for the three months ended March 31, 2016 and for the period from January 23, 2015 (Date of Inception) through March 31, 2015.
Development Fee
In the event our advisor or its affiliates provide development-related services, we will pay our advisor or its affiliates a development fee in an amount that is usual and customary for comparable services rendered for similar projects in the geographic market where the services are provided; however, we will not pay a development fee to our advisor or its affiliates if our advisor or its affiliates elect to receive an acquisition fee based on the cost of such development. We did not incur any development fees to our advisor or its affiliates for the three months ended March 31, 2016 and for the period from January 23, 2015 (Date of Inception) through March 31, 2015.
Reimbursement of Acquisition Expenses
We will reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets, which will be reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees and real estate commissions paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price of the property or real estate-related investment or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction.
Reimbursements of acquisition expenses will be expensed as incurred in accordance with ASC Topic 805 and included in acquisition related expenses in our accompanying condensed consolidated statements of operations. Reimbursements of acquisition expenses in connection with the acquisition of real estate-related investments will be capitalized as part of the associated investment in our accompanying condensed consolidated balance sheets. We did not incur any acquisition expenses to our advisor or its affiliates for the three months ended March 31, 2016 and for the period from January 23, 2015 (Date of Inception) through March 31, 2015.
Operational Stage
Asset Management Fee
We will pay our advisor or its affiliates a monthly fee for services rendered in connection with the management of our assets equal to one-twelfth of 0.80% of average invested assets. For such purposes, average invested assets means the average of the aggregate book value of our assets invested in real estate properties and real estate-related investments, before deducting depreciation, amortization, bad debt and other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period of calculation.
We did not incur any asset management fees to our advisor or its affiliates for the three months ended March 31, 2016 and for the period from January 23, 2015 (Date of Inception) through March 31, 2015. When incurred by us, asset management fees will be included in general and administrative in our accompanying condensed consolidated statements of operations.
Property Management Fee
Our advisor or its affiliates may provide property management services with respect to our properties or may sub-contract these duties to any third party and provide oversight of such third-party property manager. We will pay our advisor or its affiliates a monthly management fee equal to a percentage of the gross monthly cash receipts of such property as follows: (i)

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

a 1.0% property management oversight fee for any stand-alone, single-tenant, net leased property, except for such properties operated utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Code authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008), for which we will pay a property management oversight fee of 1.5% of the gross monthly cash receipts with respect to such property; (ii) a 1.5% property management oversight fee for any property that is not a stand-alone, single-tenant, net leased property and for which our advisor or its affiliates will provide oversight of a third party that performs the duties of a property manager with respect to such property; or (iii) a fair and reasonable property management fee that is approved by a majority of our directors, including a majority of our independent directors, that is not less favorable to us than terms available from unaffiliated third parties for any property that is not a stand-alone, single-tenant, net leased property and for which our advisor or its affiliates will directly serve as the property manager without sub-contracting such duties to a third party.
We did not incur any property management fees to our advisor or its affiliates for the three months ended March 31, 2016 and for the period from January 23, 2015 (Date of Inception) through March 31, 2015. When incurred by us, property management fees will be included in property operating expenses in our accompanying condensed consolidated statements of operations.
Lease Fees
We may pay our advisor or its affiliates a separate fee for any leasing activities in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Such fee is generally expected to range from 3.0% to 6.0% of the gross revenues generated during the initial term of the lease.
We did not incur any lease fees to our advisor or its affiliates for the three months ended March 31, 2016 and for the period from January 23, 2015 (Date of Inception) through March 31, 2015. When incurred by us, lease fees will be capitalized as lease commissions and included in other assets, net in our accompanying condensed consolidated balance sheets.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, we will pay our advisor or its affiliates a construction management fee of up to 5.0% of the cost of such improvements. We did not incur any construction management fees to our advisor or its affiliates for the three months ended March 31, 2016 and for the period from January 23, 2015 (Date of Inception) through March 31, 2015. When incurred by us, construction management fees will be capitalized as part of the associated asset and included in real estate investments, net in our accompanying condensed consolidated balance sheets or will be expensed and included in our accompanying condensed consolidated statements of operations, as applicable.
Operating Expenses
We will reimburse our advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations. However, we cannot reimburse our advisor or its affiliates at the end of any fiscal quarter for total operating expenses that, in the four consecutive fiscal quarters then ended, exceed the greater of: (i) 2.0% of our average invested assets, as defined in the Advisory Agreement; or (ii) 25.0% of our net income, as defined in the Advisory Agreement, unless our independent directors determined that such excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient.
For the three months ended March 31, 2016 and for the period from January 23, 2015 (Date of Inception) through March 31, 2015, our advisor or its affiliates incurred operating expenses on our behalf of $307,000 and $0, respectively. As of March 31, 2016, we have not reimbursed our advisor or its affiliates for any operating expenses. Operating expenses are generally included in general and administrative in our accompanying condensed consolidated statements of operations.
Compensation for Additional Services
We pay our advisor and its affiliates for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated parties for similar services. For the three months ended March 31, 2016 and for the period from January 23, 2015 (Date of Inception) through March 31, 2015, our advisor and its affiliates were not compensated for any additional services.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, we will pay our advisor or its affiliates a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. We did not incur any disposition fees to our advisor or its affiliates for the three months ended March 31, 2016 and for the period from January 23, 2015 (Date of Inception) through March 31, 2015.
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, we will pay our advisor a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the remaining net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of: (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan); plus (ii) an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three months ended March 31, 2016 and for the period from January 23, 2015 (Date of Inception) through March 31, 2015, we did not pay any such distributions to our advisor.
Subordinated Distribution Upon Listing
Upon the listing of shares of our common stock on a national securities exchange, in redemption of our advisor’s limited partnership units, we will pay our advisor a distribution equal to 15.0% of the amount by which: (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing, among other factors. For the three months ended March 31, 2016 and for the period from January 23, 2015 (Date of Inception) through March 31, 2015, we did not pay any such distributions to our advisor.
Subordinated Distribution Upon Termination
Pursuant to the Agreement of Limited Partnership, as amended, of our operating partnership upon termination or non-renewal of the Advisory Agreement, our advisor will also be entitled to a subordinated distribution in redemption of its limited partnership units from our operating partnership equal to 15.0% of the amount, if any, by which: (i) the appraised value of our assets on the termination date, less any indebtedness secured by such assets, plus total distributions paid through the termination date, exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the total amount of cash equal to an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the termination date. In addition, our advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing or other liquidity event, including a liquidation, sale of substantially all of our assets or merger in which our stockholders receive in exchange for their shares of our common stock, shares of a company that are traded on a national securities exchange.
As of March 31, 2016, we had not recorded any charges to earnings related to the subordinated distribution upon termination.
Stock Purchase Plans
On February 29, 2016, our Chairman of the Board of Directors and Chief Executive Officer, Jeffrey T. Hanson, our President, Chief Operating Officer and Interim Chief Financial Officer, Danny Prosky, and our Executive Vice President and General Counsel, Mathieu B. Streiff, each executed stock purchase plans, or the Stock Purchase Plans, whereby they each irrevocably agreed to invest 100% of their net after-tax base salary and cash bonus compensation earned as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. In addition, on February

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

29, 2016, three Executive Vice Presidents of American Healthcare Investors, including our Executive Vice President of Acquisitions, Stefan K.L. Oh, executed similar Stock Purchase Plans, whereby each individual irrevocably agreed to invest a portion of their net after-tax base salary or a portion of their net after-tax base salary and cash bonus compensation, ranging from 10.0% to 15.0%, earned as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock.
Purchases of shares of our common stock pursuant to the Stock Purchase Plans commenced beginning with the officers’ regularly scheduled payroll payment after the initial release from escrow of the minimum offering on April 13, 2016. The Stock Purchase Plans terminate on December 31, 2016 or earlier upon the occurrence of certain events, unless otherwise renewed or extended. The shares of common stock will be purchased at a price of $9.60 per share, reflecting the purchase price of the shares in our offering, exclusive of selling commissions and the dealer manager fee.
Accounts Payable Due to Affiliates
As of March 31, 2016, we had $307,000 of general and administrative expenses due to our advisor or its affiliates, primarily for directors’ and officers’ liability insurance premiums. We did not incur any accounts payable due to affiliates as of December 31, 2015.
7. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities. For the three months ended March 31, 2016 and for the period from January 23, 2015 (Date of Inception) through March 31, 2015, we did not allocate any distributions to participating securities. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock. As of March 31, 2016 and December 31, 2015, there were 208 units of redeemable limited partnership units of our operating partnership outstanding, but such units were excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.
8. Subsequent Events
Status of Our Offering
The conditions of the minimum offering were satisfied on April 12, 2016, and we admitted our initial public subscribers as stockholders (provided, that residents of Ohio, Washington and Pennsylvania will not be admitted as stockholders until we have received and accepted subscriptions aggregating at least $10,000,000, $20,000,000 and $150,000,000, respectively). Having raised the minimum offering, the offering proceeds were released by the escrow agent to us on April 13, 2016 and were available for the acquisition of properties and other purposes disclosed in our prospectus dated February 12, 2016, as filed with the SEC.
As of April 29, 2016, we had received and accepted subscriptions in our offering for 323,225 shares of our common stock, or approximately $3,156,000, excluding subscriptions from residents in Ohio, Washington and Pennsylvania and shares of our common stock issued pursuant to the DRIP.
Declaration of Distributions
On April 13, 2016, our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period from May 1, 2016 through June 30, 2016. Our advisor has agreed to waive asset management fees that may otherwise be due to it pursuant to the Advisory Agreement, in order to provide us with additional funds to pay distributions to our stockholders. Our advisor has agreed to waive the asset management fees only until such time as the amount of such waived asset management fees is equal to the amount of distributions payable to our stockholders for the period commencing on May 1, 2016 and ending on the date we acquire our first property or real estate-related investment. Our advisor will not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees.
The daily distributions will be calculated based on 365 days in the calendar year and will be equal to $0.001643836 per share of our common stock. The distributions will be aggregated and paid in cash or shares of our common stock pursuant to

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

the DRIP monthly in arrears. The distributions declared for each record date in the May 2016 and June 2016 periods will be paid in June 2016 and July 2016, respectively, only from legally available funds.
2015 Incentive Plan and Independent Directors Compensation Plan
Having raised the minimum offering and upon the initial release from escrow, on April 13, 2016 we granted 5,000 shares of our restricted common stock, as defined in our incentive plan, to each of our three independent directors in connection with their initial election to our board of directors. On the grant date, 20.0% of such restricted common stock immediately vested and 20.0% will vest on each of the first four anniversaries of the grant date. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to distributions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT IV, Inc. and its subsidiary, Griffin-American Healthcare REIT IV Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2015 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 7, 2016. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of March 31, 2016 and December 31, 2015, together with our results of operations and cash flows for the three months ended March 31, 2016 and for the period from January 23, 2015 (Date of Inception) through March 31, 2015.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking. Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future investments on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the success of our best efforts initial public offering; the availability of properties to acquire; the availability of financing; and our ongoing relationship with American Healthcare Investors, LLC, or American Healthcare Investors, and Griffin Capital Corporation, or Griffin Capital, and their affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.
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
We are conducting a best efforts initial public offering, or our offering, in which we are offering to the public a minimum of $2,000,000 in shares of our common stock, or the minimum offering, and a maximum of $3,000,000,000 in shares of our common stock in our primary offering at a purchase price of $10.00 per share and up to $150,000,000 in shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at a purchase price during our offering of 95.0% of the primary offering price per share, or $9.50 per share, assuming a $10.00 per share primary offering price, aggregating up to $3,150,000,000. We reserve the right to reallocate the shares of our common stock offered between the primary offering and the DRIP, and among classes of stock if we elect to offer additional classes in the future. The conditions of our minimum offering were satisfied on April 12, 2016, and we admitted our initial public subscribers as stockholders, excluding shares purchased by residents of Ohio, Washington and Pennsylvania (who are subject to higher offering amounts).
We will conduct substantially all of our operations through Griffin-American Healthcare REIT IV Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT IV Advisor, LLC, or Griffin-American Healthcare REIT IV Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor that has a one-year term that expires on February 16, 2017 and is subject to successive one-year renewals upon the mutual consent of the parties. Our advisor uses its best efforts, subject to the oversight and review of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors and 25.0%

owned by a wholly owned subsidiary of Griffin Capital. Effective March 1, 2015, American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by NorthStar Asset Management Group Inc., or NSAM, and 7.8% owned by James F. Flaherty III, one of NSAM’s partners. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or Griffin Capital Securities, or our dealer manager, NSAM or Mr. Flaherty; however, we are affiliated with Griffin-American Healthcare REIT IV Advisor, American Healthcare Investors and AHI Group Holdings.
As of March 31, 2016, we have neither purchased nor contracted to purchase any investments and our advisor has not identified any real estate or real estate-related investments in which it is probable that we will invest.
Critical Accounting Policies
The complete listing of our Critical Accounting Policies was previously disclosed in our 2015 Annual Report on Form 10-K, as filed with the SEC on March 7, 2016, and there have been no material changes to our Critical Accounting Policies as disclosed therein.
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2015 Annual Report on Form 10-K, as filed with the SEC on March 7, 2016.
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to our accompanying condensed consolidated financial statements.
Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those listed in Part II, Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q and those Risk Factors previously disclosed in our 2015 Annual Report on Form 10-K, as filed with the SEC on March 7, 2016.
Real Estate Revenue
The amount of revenue generated by the properties we intend to acquire in the future will depend principally on our ability to maintain the occupancy rates of leased space and to lease available space and space available from lease terminations at the then existing rental rates. Negative trends in one or more of these factors could adversely affect our revenue in the future.
Offering Proceeds
If we fail to raise significant proceeds above our minimum offering, we will not have enough proceeds to invest in a diversified real estate portfolio. Our real estate portfolio would be concentrated in a small number of properties, resulting in increased exposure to local and regional economic downturns and the poor performance of one or more of our properties and, therefore, expose our stockholders to increased risk. In addition, many of our expenses are fixed regardless of the size of our real estate portfolio. Therefore, depending on the amount of proceeds we raise from our offering, we would expend a larger portion of our income on operating expenses. This would reduce our profitability and, in turn, the amount of net income available for distribution to our stockholders.
Sarbanes-Oxley Act
The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of compliance with corporate governance, reporting and disclosure practices. These costs may have a material adverse effect on our results of operations and could impact our ability to pay distributions at current rates to our stockholders. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may affect our ability to distribute funds to our stockholders. As part of our compliance with the Sarbanes-Oxley Act, we will be providing management’s assessment of our internal control over financial reporting as of December 31, 2016.
In addition, these laws, rules and regulations create new legal bases for potential administrative enforcement, civil and criminal proceedings against us in the event of non-compliance, thereby increasing the risks of liability and potential sanctions against us. We expect that our efforts to comply with these laws and regulations will continue to involve significant and potentially increasing costs, and that our failure to comply with these laws could result in fees, fines, penalties or administrative remedies against us.
Results of Operations
For the three months ended March 31, 2016 and for the period from January 23, 2015 (Date of Inception) through March 31, 2015, we had a net loss of $150,000 and $0, respectively. The net loss for the three months ended March 31, 2016 was due to general and administrative expenses primarily related to professional and legal fees of $53,000, restricted stock compensation expense of $32,000, board of directors fees of $30,000 and directors’ and officers’ liability insurance of $29,000. We expect general and administrative expenses to increase in the future based on a full year of operations as well as increased activity as we make real estate investments. Our results of operations are not indicative of those expected in future periods.
Liquidity and Capital Resources
We are dependent upon the net proceeds to be received from our offering to conduct our proposed activities. We have been initially capitalized with $200,000 from the sale of shares of our common stock to our advisor, and our advisor has invested $2,000 in our operating partnership, for a total of $202,000 in cash as of March 31, 2016. As such, cash flows from financing activities for the period from January 23, 2015 (Date of Inception) through March 31, 2015 were $202,000 as compared to $0 for the three months ended March 31, 2016. We had no cash flows from operating or investing activities for the three months ended March 31, 2016 and for the period from January 23, 2015 (Date of Inception) through March 31, 2015.
As of March 31, 2016, we had accrued liabilities and accounts payable due to affiliates for payments made on our behalf in the amount of $307,000 primarily for insurance premiums for directors’ and officers’ liability insurance and professional fees. As of March 31, 2016, we had no outstanding debt.
We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as net offering proceeds are expended in connection with the acquisition, management and operation of our investments in real estate and real estate-related investments.
Our sources of funds will primarily be the net proceeds of our offering, operating cash flows and borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next 12 months.
Our principal demands for funds will be for acquisitions of real estate and real estate-related investments, payment of operating expenses and interest on our future indebtedness and payment of distributions to our stockholders. In addition, we will require resources to make certain payments to our advisor and our dealer manager, which during our offering will include payments to our dealer manager and its affiliates for selling commissions and dealer manager fees.
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
Distributions
On April 13, 2016, our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period from May 1, 2016 through June 30, 2016. Our advisor has agreed to waive asset management fees that may otherwise be due to it pursuant to the Advisory Agreement, in order to provide us with additional funds to pay distributions to our stockholders. Our advisor has agreed to waive the asset management fees only until such time as the amount of such waived asset management fees is equal to the amount of distributions payable to our stockholders for the period commencing on May 1, 2016 and ending on the date we acquire our first property or real estate-related investment. Our advisor will not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees.
The daily distributions will be calculated based on 365 days in the calendar year and will be equal to $0.001643836 per share of our common stock. The distributions will be aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears. The distributions declared for each record date in the May 2016 and June 2016 periods will be paid in June 2016 and July 2016, respectively, only from legally available funds.
We have not paid any distributions as of March 31, 2016. The amount of distributions paid to our stockholders is determined quarterly by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to qualify and maintain our status as a REIT under the Code. Until we generate operating cash flows sufficient to pay distributions, we may pay distributions from the net proceeds of our offering or from borrowings in anticipation of future cash flows. We may also be required to sell assets or issue new securities for cash in order to pay distributions. We have not established any limit on the amount of offering proceeds that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences.
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
As of March 31, 2016 and December 31, 2015, we had not incurred any debt, and therefore, our leverage did not exceed 300% of the value of our net assets.
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
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 3, Commitments and Contingencies, to our accompanying condensed consolidated financial statements.
Debt Service Requirements
As of March 31, 2016, we had no outstanding debt.
Contractual Obligations
As of March 31, 2016, we had no contractual obligations.
Off-Balance Sheet Arrangements
As of March 31, 2016, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
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
Related Party Transactions
For a discussion of related party transactions, see Note 6, Related Party Transactions, to our accompanying condensed consolidated financial statements.

Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as funds from operations. Although we have not acquired any real estate properties or real estate-related investments as of March 31, 2016, we are disclosing funds from operations attributable to controlling interest, or FFO, and intend to disclose FFO in future filings because we consider FFO to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of funds from operations is recommended by the REIT industry as a supplemental performance measure, and our management will use FFO to evaluate our performance over time. FFO is not equivalent to our net income (loss) as determined under GAAP.
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on funds from operations approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines funds from operations as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations. Our FFO calculation complies with NAREIT’s policy described above.
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, which is the case if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. In addition, we believe it is appropriate to exclude impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist, and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset, an impairment charge would be recognized. Testing for impairment charges is a continuous process and is analyzed on a quarterly basis. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and that we intend to have a relatively limited term of our operations, it could be difficult to recover any impairment charges through the eventual sale of the property.
Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization and impairments, provides a more complete understanding of our performance to investors and to our management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs, which may not be immediately apparent from net income (loss).
However, FFO and modified funds from operations attributable to controlling interests, or MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.
Changes in the accounting and reporting rules under GAAP that were put into effect and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed as operating expenses under GAAP. We believe these fees and expenses will not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. As disclosed in the prospectus for our offering, we will use the proceeds raised in our offering to acquire properties, and we intend to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within five years after the completion of our offering stage, which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or the IPA, an industry trade group, has standardized a measure known as modified funds from operations, which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. Although we have not acquired any real estate properties or real estate-related investments as of March 31, 2016, we believe MFFO to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income (loss) as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired and that we consider more reflective of investing activities, as well as other non-operating items included in FFO, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering stage has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the publicly registered, non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering stage and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering stage has been completed and properties have been acquired, as it excludes acquisition fees and expenses that have a negative effect on our operating performance during the periods in which properties are acquired.
We define modified funds from operations, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines modified funds from operations as funds from operations further adjusted for the following items included in the determination of GAAP net income (loss): acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income (loss); gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan; unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting; and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect modified funds from operations on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income (loss) in calculating cash flows from operations and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. We are responsible for managing interest rate, hedge and foreign exchange risk, and we do not rely on another party to manage such risk. Inasmuch as interest rate hedges will not be a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are based on market fluctuations and may not be directly related or attributable to our operations.
Our MFFO calculation complies with the IPA’s Practice Guideline described above. As we have not acquired any real estate properties or real estate-related investments as of March 31, 2016, the adjustments included in the IPA’s Practice Guideline to adjust funds from operations to modified funds from operations are not applicable to us for the three months ended March 31, 2016 and for the period from January 23, 2015 (Date of Inception) through March 31, 2015. Acquisition fees and expenses will be paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offering to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent redeployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses will not be reimbursed by our advisor or its affiliates and third parties, and therefore if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. Certain acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, if we are not able to raise significant proceeds from our offering, we may pay acquisition fees or reimburse acquisition expenses due to our advisor and its affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties or ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offering.
Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income (loss) in determining cash flows from operations. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as items which are unrealized and may not ultimately be realized or as items which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance.
Our management will use MFFO and the adjustments used to calculate it in order to evaluate our performance against other publicly registered, non-listed REITs which intend to have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it will allow us to present our performance in a manner that reflects certain characteristics that are unique to publicly registered, non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence, that the use of such measures may be useful to investors. For example, acquisition fees and expenses are intended to be funded from the proceeds of our offering and other financing sources and not from operations. By excluding expensed acquisition fees and expenses, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such charges that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations, which is an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other measurements as an indication of our performance. MFFO has limitations as a performance measure in offerings such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO may be useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO and MFFO.
Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the publicly registered, non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three months ended March 31, 2016 and for the period from January 23, 2015 (Date of Inception) through March 31, 2015:

	Three Months Ended	Period from January 23, 2015 (Date of Inception) through
	March 31, 2016	March 31, 2015
Net loss	$(150,000)	$—
Add:
Depreciation and amortization — consolidated properties	—	—
Less:
Net loss attributable to redeemable noncontrolling interest	—	—
FFO and MFFO attributable to controlling interest	$(150,000)	$—
Weighted average common shares outstanding — basic and diluted	20,833	20,833
Net loss per common share — basic and diluted	$(7.20)	$—
FFO and MFFO attributable to controlling interest per common share — basic and diluted	$(7.20)	$—
Net Operating Income
Net operating income is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, acquisition related expenses, depreciation and amortization, interest expense and interest income. Acquisition fees and expenses will be paid in cash by us, and we will not set aside or put into escrow any specific amount of proceeds from our offering to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent redeployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses will include payments to our advisor or its affiliates and third parties. Such fees and expenses will not be reimbursed by our advisor or its affiliates and third parties, and therefore, if there is no further cash on hand from the proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows. As a result, the amount of proceeds available for investment, operations and non-operating expenses would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offering. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.
Net operating income is not equivalent to our net income (loss) or income (loss) from continuing operations as determined under GAAP and may not be a useful measure in measuring operational income or cash flows. Furthermore, net operating income is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations, which is an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. Net operating income should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) or in its applicability in evaluating our operating performance. Investors are also cautioned that net operating income should only be used to assess our operational performance in periods in which we have not incurred or accrued any acquisition related expenses.
Although we have not acquired any real estate properties or real estate-related investments as of March 31, 2016, we are disclosing net operating income and intend to disclose net operating income in future filings because we believe that net operating income is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to net operating income for the three months ended March 31, 2016 and for the period from January 23, 2015 (Date of Inception) through March 31, 2015:

	Three Months Ended	Period from January 23, 2015 (Date of Inception) through
	March 31, 2016	March 31, 2015
Net loss	$(150,000)	$—
General and administrative	150,000	—
Acquisition related expenses	—	—
Depreciation and amortization	—	—
Interest expense	—	—
Interest income	—	—
Net operating income	$—	$—
Subsequent Events
For a discussion of subsequent events, see Note 8, Subsequent Events, to our accompanying condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk. There were no material changes in our market risk exposures, or in the methods we use to manage market risk, from those that were provided for in our 2015 Annual Report on Form 10-K, as filed with the SEC on March 7, 2016.
Interest Rate Risk
We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our interest rate risk will be monitored using a variety of techniques. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow or lend at fixed or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivatives or interest rate transactions for speculative purposes. Because we had not commenced real estate operations as of March 31, 2016, we had limited exposure to financial market risks.
Other Market Risk
In addition to changes in interest rates, the value of our future investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.
Item 4. Controls and Procedures.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2016 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the

Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2016, were effective at the reasonable assurance level.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
There were no material changes from the risk factors previously disclosed in our 2015 Annual Report on Form 10-K, as filed with the SEC on March 7, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
None.
Use of Public Offering Proceeds
Our Registration Statement on Form S-11 (File No. 333-205960), registering a public offering of up to $3,150,000,000 in shares of our common stock, was declared effective under the Securities Act of 1933, or the Securities Act, on February 16, 2016. Griffin Capital Securities, Inc. is the dealer manager of our offering. We are offering to the public a minimum of $2,000,000 in shares of our common stock, and a maximum of $3,000,000,000 in shares of our common stock for $10.00 per share in our primary offering and up to $150,000,000 in shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, for $9.50 per share. We reserve the right to reallocate the shares of our common stock offered between the primary offering and the DRIP, and among classes of stock if we elect to offer additional classes in the future. As of March 31, 2016, we had not raised the minimum offering nor received any proceeds from our offering, and all subscription payments were placed in an account held by an escrow agent in trust for subscribers’ benefit, provided that residents of Ohio, Washington and Pennsylvania would be admitted after aggregate subscriptions exceed $10,000,000, $20,000,000 and $150,000,000, respectively.
As of March 31, 2016, we had not paid any expenses in connection with the sale of shares of our common stock in our offering.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended March 31, 2016, we did not repurchase any of our securities.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Griffin-American Healthcare REIT IV, Inc. (Registrant)

May 4, 2016	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

May 4, 2016	By:	/s/ DANNY PROSKY
Date		Danny Prosky
President, Chief Operating Officer and Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Third Articles of Amendment and Restatement of Griffin-American Healthcare REIT IV, Inc., dated December 28, 2015 (included as Exhibit 3.1 to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-205960) filed January 5, 2016 and incorporated herein by reference)

3.2
Second Amended and Restated Bylaws of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 3.2 to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-205960) filed January 5, 2016 and incorporated herein by reference)

4.1
Form of Subscription Agreement of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.1 to Post-effective Amendment No. 1 to our Registration Statement on Form S-11 (File No. 333-205960) filed March 21, 2016 and incorporated herein by reference)

4.2
Distribution Reinvestment Plan of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.2 to Post-effective Amendment No. 1 to our Registration Statement on Form S-11 (File No. 333-205960) filed March 21, 2016 and incorporated herein by reference)

4.3
Share Repurchase Plan of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.3 to Post-effective Amendment No. 1 to our Registration Statement on Form S-11 (File No. 333-205960) filed March 21, 2016 and incorporated herein by reference)

4.4
Escrow Agreement by and among Griffin-American Healthcare REIT IV, Inc., Griffin Capital Securities, LLC and UMB Bank, N.A., dated February 16, 2016 (included as Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 7, 2016 and incorporated herein by reference)

10.1
Form of Indemnification Agreement between Griffin-American Healthcare REIT IV, Inc. and Indemnitee made effective as of February 10, 2015 (included as Exhibit 10.3 to our Registration Statement on Form S-11 (File No. 333-205960) filed July 30, 2015 and incorporated herein by reference)

10.2
Griffin-American Healthcare REIT IV, Inc. 2015 Incentive Plan (including the 2015 Independent Directors Compensation Sub-Plan) (included as Exhibit 10.4 to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-205960) filed January 5, 2016 and incorporated herein by reference)

10.3
Dealer Manager Agreement by and among Griffin-American Healthcare REIT IV, Inc., Griffin Capital Securities, LLC and Griffin-American Healthcare REIT IV Advisor, LLC, dated February 16, 2016 (included as Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 7, 2016 and incorporated herein by reference)

10.4
Advisory Agreement by and among Griffin-American Healthcare REIT IV, Inc., Griffin-American Healthcare REIT IV Holdings, LP and Griffin-American Healthcare REIT IV Advisor, LLC, dated February 16, 2016 (included as Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 7, 2016 and incorporated herein by reference)

10.5
Amended and Restated Agreement of Limited Partnership of Griffin-American Healthcare REIT IV Holdings, LP, dated February 16, 2016 (included as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 7, 2016 and incorporated herein by reference)

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