Form 10-Q
period 2016-06-30
Griffin-American Healthcare REIT IV, Inc.
filed 2016-08-10
CIK 1632970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of August 5, 2016, there were 2,844,048 shares of Class T and Class I common stock of Griffin-American Healthcare REIT IV, Inc. outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
(A Maryland Corporation)

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	3
Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015	3
Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2016 and 2015, for the Six Months Ended June 30, 2016 and for the Period from January 23, 2015 (Date of Inception) through June 30, 2015	4
Condensed Consolidated Statements of Equity for the Six Months Ended June 30, 2016 and for the Period from January 23, 2015 (Date of Inception) through June 30, 2015	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and for the Period from January 23, 2015 (Date of Inception) through June 30, 2015	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures About Market Risk	39
Item 4. Controls and Procedures	39

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	40
Item 1A. Risk Factors	40
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3. Defaults Upon Senior Securities	43
Item 4. Mine Safety Disclosures	43
Item 5. Other Information	43
Item 6. Exhibits	43
Signatures	44

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2016 and December 31, 2015
(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Real estate investment	$5,006,000	$—
Cash	9,052,000	202,000
Accounts and other receivables	573,000	—
Real estate deposit	150,000	—
Identified intangible assets	386,000	—
Prepaid expenses	173,000	—
Total assets	$15,340,000	$202,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Liabilities:
Accounts payable and accrued liabilities	$694,000	$—
Accounts payable due to affiliates	2,731,000	—
Total liabilities	3,425,000	—

Commitments and contingencies (Note 5)

Redeemable noncontrolling interest (Note 6)	2,000	—

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Class T common stock, $0.01 par value per share; 900,000,000 shares authorized; 1,670,905 and 20,833 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	17,000	—
Class I common stock, $0.01 par value per share; 100,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	12,747,000	200,000
Accumulated deficit	(851,000)	—
Total stockholders’ equity	11,913,000	200,000
Noncontrolling interest (Note 7)	—	2,000
Total equity	11,913,000	202,000
Total liabilities, redeemable noncontrolling interest and equity	$15,340,000	$202,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2016 and 2015,
for the Six Months Ended June 30, 2016 and
for the Period from January 23, 2015 (Date of Inception) through June 30, 2015
(Unaudited)

	Three Months Ended June 30,		Six Months Ended	Period from January 23, 2015 (Date of Inception) through
	2016	2015	June 30, 2016	June 30, 2015
Revenue:
Real estate revenue	$26,000	$—	$26,000	$—
Expenses:
Rental expenses	23,000	—	23,000	—
General and administrative	246,000	—	396,000	—
Acquisition related expenses	370,000	—	370,000	—
Total expenses	639,000	—	789,000	—
Net loss	(613,000)	—	(763,000)	—
Less: net loss attributable to redeemable noncontrolling interest	—	—	—	—
Net loss attributable to controlling interest	$(613,000)	$—	$(763,000)	$—
Net loss per common share attributable to controlling interest — basic and diluted	$(0.96)	$—	$(2.32)	$—
Weighted average number of common shares outstanding — basic and diluted	635,808	20,833	328,321	20,833
Distributions declared per common share	$0.10	$—	$0.10	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2016 and
for the Period from January 23, 2015 (Date of Inception) through June 30, 2015
(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE — December 31, 2015	20,833	$—	$200,000	$—	$200,000	$2,000	$202,000
Issuance of common stock	1,633,069	17,000	16,242,000	—	16,259,000	—	16,259,000
Offering costs — common stock	—	—	(3,766,000)	—	(3,766,000)	—	(3,766,000)
Issuance of vested and nonvested restricted common stock	15,000	—	30,000	—	30,000	—	30,000
Issuance of common stock under the DRIP	2,003	—	19,000	—	19,000	—	19,000
Amortization of nonvested common stock compensation	—	—	22,000	—	22,000	—	22,000
Reclassification of noncontrolling interest	—	—	—	—	—	(2,000)	(2,000)
Distributions declared	—	—	—	(88,000)	(88,000)	—	(88,000)
Net loss	—	—	—	(763,000)	(763,000)	—	(763,000)
BALANCE — June 30, 2016	1,670,905	$17,000	$12,747,000	$(851,000)	$11,913,000	$—	$11,913,000

	Stockholder’s Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Equity	Noncontrolling Interest	Total Equity
BALANCE — January 23, 2015 (Date of Inception)	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	20,833	—	200,000	—	200,000	—	200,000
Issuance of limited partnership units	—	—	—	—	—	2,000	2,000
BALANCE — June 30, 2015	20,833	$—	$200,000	$—	$200,000	$2,000	$202,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2016 and
for the Period from January 23, 2015 (Date of Inception) through June 30, 2015
(Unaudited)

	Six Months Ended	Period from January 23, 2015 (Date of Inception) through
	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(763,000)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	52,000	—
Share discounts	40,000	—
Changes in operating assets and liabilities:
Accounts and other receivables	(21,000)	—
Prepaid expenses	(152,000)	—
Accounts payable and accrued liabilities	126,000	—
Accounts payable due to affiliates	14,000	—
Prepaid rent	(5,000)	—
Net cash used in operating activities	(709,000)	—
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate investment	(5,404,000)	—
Real estate deposit	(150,000)	—
Net cash used in investing activities	(5,554,000)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	15,644,000	200,000
Contribution from noncontrolling interest to operating partnership	—	2,000
Payment of offering costs	(519,000)	—
Distributions paid	(12,000)	—
Net cash provided by financing activities	15,113,000	202,000
NET CHANGE IN CASH	8,850,000	202,000
CASH — Beginning of period	202,000	—
CASH — End of period	$9,052,000	$202,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Investing Activities:
The following represents the increase in certain assets and liabilities in connection with our acquisition of a real estate investment:
Prepaid expenses	$21,000	$—
Accounts payable and accrued liabilities	$4,000	$—
Prepaid rent	$5,000	$—
Financing Activities:
Issuance of common stock under the DRIP	$19,000	$—
Distributions declared but not paid	$57,000	$—
Accrued Contingent Advisor Payment	$2,717,000	$—
Accrued stockholder servicing fee	$507,000	$—
Reclassification of noncontrolling interest	$2,000	$—
Receivable from transfer agent	$552,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended June 30, 2016 and 2015, for the Six Months Ended June 30, 2016 and
for the Period from January 23, 2015 (Date of Inception) through June 30, 2015
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT IV, Inc. and its subsidiaries, including Griffin-American Healthcare REIT IV Holdings, LP, except where the context otherwise requires.
1. Organization and Description of Business
Griffin-American Healthcare REIT IV, Inc., a Maryland corporation, was incorporated on January 23, 2015 and therefore we consider that our date of inception. We were initially capitalized on February 6, 2015. We invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We may also originate and acquire secured loans and real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income. We intend to elect to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes beginning with our taxable year ending December 31, 2016.
On February 16, 2016, we commenced our initial public offering, or our offering, in which we were offering to the public a minimum of $2,000,000 in shares of our Class T common stock, or the minimum offering, and a maximum of $3,000,000,000 in shares of our Class T common stock in our primary offering at a purchase price of $10.00 per share. Effective June 17, 2016, we reallocated certain of the unsold shares being offered, such that we are currently offering up to approximately $2,800,000,000 in shares of Class T common stock at a price of $10.00 per share and $200,000,000 in shares of Class I common stock at a price of $9.30 per share in our primary offering, and up to $150,000,000 in shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at a purchase price of $9.50 per share, aggregating up to $3,150,000,000, or the maximum offering. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and the DRIP, and among classes of stock.
The conditions of our minimum offering were satisfied on April 12, 2016, and we admitted our initial public subscribers as stockholders, excluding shares purchased by residents of Ohio, Washington and Pennsylvania (who were subject to higher minimum offering amounts). Having raised the minimum offering, the offering proceeds were released by the escrow agent to us on April 13, 2016 and were made available for the acquisition of properties and other purposes as disclosed in our prospectus dated February 16, 2016, or our prospectus, as filed with the United States Securities and Exchange Commission, or the SEC (provided that subscriptions from residents of Ohio, Washington and Pennsylvania were to continue to be held in escrow until we had received and accepted subscriptions aggregating at least $10,000,000, $20,000,000 and $150,000,000, respectively). On June 14, 2016, the conditions of our minimum offering in Ohio were satisfied, and as of such date we were able to admit Ohio subscribers as stockholders.
As of June 30, 2016, we had received and accepted subscriptions in our offering for 1,633,069 shares of our Class T common stock, or approximately $16,209,000, excluding subscriptions from residents in Washington (who were not admitted as stockholders until July 8, 2016, when we had received and accepted subscriptions aggregating at least $20,000,000) and Pennsylvania (who will not be admitted as stockholders until we have received and accepted subscriptions aggregating at least $150,000,000) and shares of our common stock issued pursuant to the DRIP.
We conduct substantially all of our operations through Griffin-American Healthcare REIT IV Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT IV Advisor, LLC, or Griffin-American Healthcare REIT IV Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor that has a one-year term that expires on February 16, 2017 and is subject to successive one-year renewals upon the mutual consent of the parties. Our advisor uses its best efforts, subject to the oversight and review of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Corporation, or Griffin Capital, or collectively, our co-sponsors. Effective March 1, 2015, American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by NorthStar Asset Management Group Inc., or NSAM, and 7.8% owned by James F. Flaherty III, one of NSAM’s partners. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or Griffin Capital Securities, or our dealer manager, NSAM or Mr. Flaherty; however, we are affiliated with Griffin-American Healthcare REIT IV Advisor, American Healthcare Investors and AHI Group Holdings.
As of June 30, 2016, we had completed one property acquisition comprising one building, or approximately 19,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $5,450,000.

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
Basis of Presentation
Our accompanying condensed consolidated financial statements include our accounts and those of our operating partnership and the wholly owned subsidiaries of our operating partnership, as well as any variable interest entities, or VIEs, in which we are the primary beneficiary. We evaluate our ability to control an entity, and whether the entity is a VIE and of which we are the primary beneficiary, by considering substantive terms of the arrangement and identifying which enterprise has the power to direct the activities of the entity that most significantly impacts the entity’s economic performance as defined in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 810, Consolidation, or ASC Topic 810.
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of June 30, 2016 and December 31, 2015, we owned a 99.99% and 99.00% general partnership interest, respectively, therein. Our advisor is a limited partner, and as of June 30, 2016 and December 31, 2015, our advisor owned a 0.01% and 1.00% noncontrolling limited partnership interest, respectively, in our operating partnership.
Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our condensed consolidated financial statements. All intercompany accounts and transactions are eliminated in consolidation.
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable.
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
Cash
Cash consists of all highly liquid investments with a maturity of three months or less when purchased.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Restricted Cash Held in Escrow
Restricted funds held in escrow of $32,000 as of June 30, 2016 are not included in our assets in our accompanying condensed consolidated balance sheets and consist of funds received in connection with subscription agreements from residents of Washington to purchase shares of our common stock in connection with our offering. Such funds were held in an escrow account and would not be released to or available to us until we had raised the minimum offering of $20,000,000 required by the state of Washington. See Note 13, Subsequent Events — Status of our Offering, for a further discussion.
Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts
We recognize revenue in accordance with ASC Topic 605, Revenue Recognition, or ASC Topic 605. ASC Topic 605 requires that all four of the following basic criteria be met before revenue is realized or realizable and earned: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured. Tenant receivables are placed on nonaccrual status when management determines that collectability is not reasonably assured, and thus revenue is recognized using the cash basis method.
In accordance with ASC Topic 840, Leases, minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between real estate revenue recognized and cash amounts contractually due from tenants under the lease agreements are recorded to deferred rent receivable or deferred rent liability, as applicable. Tenant reimbursement revenue, which comprises additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recognized and presented in accordance with ASC Subtopic 605-45, Revenue Recognition — Principal Agent Consideration, or ASC Subtopic 605-45. ASC Subtopic 605-45 requires that these reimbursements be recorded on a gross basis as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk. We recognize lease termination fees at such time when there is a signed termination letter agreement, all of the conditions of such agreement have been met and the tenant is no longer occupying the property.
Tenant receivables and unbilled deferred rent receivables are carried net of an allowance for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight line recognition of rents. Such allowances are charged to bad debt expense, which is included in general and administrative in our accompanying condensed consolidated statements of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees, current economic conditions and other relevant factors. As of June 30, 2016 and December 31, 2015, we did not have any allowances for uncollectible accounts.
Real Estate Investments, Net
We carry our operating properties at historical cost less accumulated depreciation. The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings and capital improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and capital improvements, up to 39 years, and the cost for tenant improvements is depreciated over the shorter of the lease term or useful life, or four years. Furniture, fixtures and equipment, if any, is depreciated over the estimated useful life, ranging from five years to 10 years. When depreciable property is retired, replaced or disposed of, the related costs and accumulated depreciation is removed from the accounts and any gain or loss is reflected in earnings.
As part of the leasing process, we may provide the lessee with an allowance for the construction of leasehold improvements. These leasehold improvements are capitalized and recorded as tenant improvements and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements, the allowance is considered to be a lease inducement and is recognized over the lease term as a reduction of rental revenue on a straight-line basis. Factors considered during this evaluation include, among other things, who holds legal title to the improvements as well as other controlling rights provided by the lease agreement and provisions for substantiation of such costs, e.g., unilateral control of the tenant space during the build-out process. Determination of the appropriate accounting for the payment of a tenant allowance is made on a lease-by-lease basis, considering the facts and circumstances of the individual tenant lease.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Recognition of lease revenue commences when the lessee is given possession of the leased space upon completion of tenant improvements when we are the owner of the leasehold improvements. However, when the leasehold improvements are owned by the tenant, the lease inception date (and the date on which recognition of lease revenue commences) is the date the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements.
Impairment of Long-Lived and Intangible Assets
We periodically evaluate our long-lived assets, primarily consisting of investments in real estate, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, we consider market conditions and our current intentions with respect to holding or disposing of the asset. We adjust the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than book value. We recognize an impairment loss at the time we make any such determination.
If impairment indicators arise with respect to intangible assets with finite useful lives, we evaluate impairment by comparing the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, we estimate the fair value of the asset and compare the estimated fair value to the intangible asset’s carrying value. We recognize any shortfall from carrying value as an impairment loss in the current period.
For the three months ended June 30, 2016 and 2015, for the six months ended June 30, 2016 and for the period from January 23, 2015 (Date of Inception) through June 30, 2015, there were no impairment losses recorded.
Property Acquisitions
In accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, we, with assistance from independent valuation specialists, measure the fair value of tangible and identified intangible assets and liabilities, as applicable, based on their respective fair values for acquired properties. Our method for allocating the purchase price to acquired investments in real estate requires us to make subjective assessments for determining fair value of the assets acquired and liabilities assumed. This includes determining the value of the buildings, land, leasehold interests, furniture, fixtures and equipment, above- or below-market rent, in-place leases, master leases, above- or below-market debt assumed and derivative financial instruments assumed. These estimates require significant judgment and in some cases involve complex calculations. These allocation assessments directly impact our results of operations, as amounts allocated to certain assets and liabilities have different depreciation or amortization lives. In addition, we amortize the value assigned to above- or below-market rent as a component of revenue, unlike in-place leases and other intangibles, which we include in depreciation and amortization in our accompanying condensed consolidated statements of operations.
The determination of the fair value of land is based upon comparable sales data. In cases where a leasehold interest in the land is acquired, the value of the leasehold interest is determined by discounting the difference between the contract ground lease payments and a market ground lease payment back to a present value as of the acquisition date. The market ground lease payment is estimated as a percentage of the land value. The fair value of buildings is based upon our determination of the value as if it were to be replaced and vacant using cost data and discounted cash flow models similar to those used by independent appraisers. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. We also recognize the fair value of furniture, fixtures and equipment on the premises, if any, as well as the above- or below-market rent, the value of in-place leases, master leases, above- or below-market debt and derivative financial instruments assumed.
The value of the above- or below-market component of the acquired in-place leases is determined based upon the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between: (i) the level payment equivalent of the contract rent paid pursuant to the lease; and (ii) our estimate of market rent payments taking into account rent steps throughout the lease. In the case of leases with options, a case-by-case analysis is performed based on all facts and circumstances of the specific lease to determine whether the option will be assumed to be exercised. The amounts related to above-market leases are included in identified intangible assets, net in our accompanying condensed consolidated balance sheets and are amortized to real estate revenue over the remaining non-cancelable lease term of the acquired leases with each property. The amounts related to below-market leases are included in identified intangible liabilities, net in our accompanying condensed consolidated balance sheets and are amortized to real estate revenue over the remaining non-cancelable lease term plus any below-market renewal options of the acquired leases with each property.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The value of in-place lease costs, if any, are based on management’s evaluation of the specific characteristics of the tenant’s lease and our overall relationship with the tenants. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The net amounts related to in-place lease costs are included in identified intangible assets, in our accompanying condensed consolidated balance sheets and are amortized to depreciation and amortization expense over the average downtime of the acquired leases with each property. The net amounts related to the value of tenant relationships, if any, would be included in identified intangible assets, in our accompanying condensed consolidated balance sheets and would be amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases plus the market renewal lease term. The value of a master lease, if any, in which a previous owner or a tenant is relieved of specific rental obligations as additional space is leased, is determined by discounting the expected real estate revenue associated with the master lease space over the assumed lease-up period.
The value of above- or below-market debt, if any, is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage at the time of assumption. The net value of above- or below-market debt is included in mortgage loans payable, in our accompanying condensed consolidated balance sheets and is amortized to interest expense over the remaining term of the assumed mortgage.
The value of derivative financial instruments, if any, would be determined in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820, and would be included in derivative financial instruments in our accompanying condensed consolidated balance sheets.
The values of contingent consideration assets and liabilities, if any, are analyzed at the time of acquisition. For contingent purchase options, the fair market value of the acquired asset is compared to the specified option price at the exercise date. If the option price is below market, it is assumed to be exercised and the difference between the fair market value and the option price is discounted to the present value at the time of acquisition.
These values are preliminary estimates in nature and subject to adjustments, which could be material. Any necessary adjustments will be finalized within one year from the date of acquisition.
Fair Value Measurements
We follow ASC Topic 820 to account for the fair value of certain assets and liabilities. ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC Topic 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC Topic 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).
Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
See Note 9, Fair Value Measurements, for a further discussion.
Real Estate Deposits
Real estate deposits include funds held by escrow agents and others to be applied towards the purchase of real estate.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Prepaid Expenses
As of June 30, 2016, prepaid expenses consists primarily of annual directors’ and officers’ liability insurance premiums of $148,000. We did not have any prepaid expenses as of December 31, 2015. Prepaid expenses are amortized over the related contract periods.
Stock Compensation
We follow ASC Topic 718, Compensation — Stock Compensation, or ASC Topic 718, to account for our stock compensation pursuant to the 2015 Incentive Plan, or our incentive plan, and the 2015 Independent Directors Compensation Plan. See Note 7, Equity — 2015 Incentive Plan and Independent Directors Compensation Plan, for a further discussion of grants under such plans.
Income Taxes
We have not yet elected to be taxed as a REIT under the Code. We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code beginning with our taxable year ending December 31, 2016, and we intend to continue to qualify to be taxed as a REIT. To qualify and maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our annual ordinary taxable income, excluding net capital gains, to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
If we fail to qualify and maintain our qualification as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to elect to be treated as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could have a material adverse affect on our net income and net cash available for distribution to stockholders. Because of our intention to elect REIT status for our taxable year ending December 31, 2016, we will not benefit from the loss incurred for the three and six months ended June 30, 2016.
We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our accompanying condensed consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of June 30, 2016 and December 31, 2015, we did not have any tax benefits nor liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.
Segment Disclosure
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. As of June 30, 2016, we have determined that we operate through one reportable business segment, with activities related to investing in medical office buildings.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which replaces the existing accounting standards for revenue recognition. ASU 2014-09 provides a five-step framework to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration expected to be received in exchange for those goods or services. Since its issuance, the FASB has amended several aspects of ASU 2014-09, including provisions that address principal-versus-agent implementation guidance and identifying performance obligations. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017. It may be adopted either by restating all years presented in the financial statements or by recording the impact of adoption as an adjustment to retained earnings at the beginning of the year of adoption. We have not yet selected a transition method nor have we determined the impact the adoption of ASU 2014-09 and its amendments on January 1, 2018 will have on our consolidated financial statements.
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
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01, which amends the classification and measurement of financial instruments. ASU 2016-01 revises the accounting related to: (i) the classification and measurement of investments in equity securities; and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, with respect to only certain of the amendments in ASU 2016-01, for financial statements that have not yet been made available for issuance. ASU 2016-01 requires the application of the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with certain exceptions. We have not yet determined the impact the adoption of ASU 2016-01 on January 1, 2018 will have on our consolidated financial statements.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses, or ASU 2016-13, which introduces a new approach to estimate credit losses on certain types of financial instruments based on expected losses. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted after December 15, 2018. We have not yet determined the impact the adoption of ASU 2016-13 on January 1, 2020 will have on our consolidated financial statements.
3. Real Estate Investment
Our real estate investment consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
Building and improvements	$4,600,000	$—
Land	406,000	—
	$5,006,000	$—
For the three and six months ended June 30, 2016, we did not have any capital expenditures other than the acquisition noted below. We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors. For the three and six months ended June 30, 2016, such fees and expenses paid did not exceed 6.0% of the contract purchase price of our property acquisition. We did not incur such fees and expenses for the three months ended June 30, 2015 and for the period from January 23, 2015 (Date of Inception) through June 30, 2015.
Acquisition in 2016
For the six months ended June 30, 2016, we completed one property acquisition comprising one building from an unaffiliated third party. The aggregate contract purchase price of this property was $5,450,000 and we incurred $245,000 in acquisition fees to our advisor in connection with this property acquisition. The following is a summary of our property acquisition for the six months ended June 30, 2016:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Total Acquisition Fee
Auburn MOB	Auburn, CA	Medical Office	06/28/16	$5,450,000	$245,000	(2)
___________

(1)	We own 100% of the property acquired in 2016.

(2)
Our advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of the property, a base acquisition fee of 2.25% of the contract purchase price upon the closing of the acquisition. In addition, the total acquisition fee includes a Contingent Advisor Payment, as defined in Note 8, Related Party Transactions, in the amount of 2.25% of the contract purchase price of the property acquired, which shall be paid by us to our advisor, subject to the satisfaction of certain conditions. See Note 8, Related Party Transactions — Acquisition and Development Stage — Acquisition Fee, for a further discussion.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

4. Identified Intangible Assets
As of June 30, 2016, identified intangible assets consisted of in-place leases of $386,000. We did not have any identified intangible assets as of December 31, 2015. The aggregate weighted average remaining life of in-place leases was 4.0 years as of June 30, 2016. As of June 30, 2016, estimated amortization expense on the in-place leases for the six months ending December 31, 2016 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2016	$48,000
2017	97,000
2018	97,000
2019	96,000
2020	48,000
Thereafter	—
$386,000
5. Commitments and Contingencies
Litigation
We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us, which if determined unfavorably to us, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Environmental Matters
We follow a policy of monitoring our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist at our property, we are not currently aware of any environmental liability with respect to our property that would have a material effect on our consolidated financial position, results of operations or cash flows. Further, we are not aware of any material environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.
Other
Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business, which include calls/puts to sell/acquire properties. In our view, these matters are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
6. Redeemable Noncontrolling Interest
As of June 30, 2016 and December 31, 2015, we owned a 99.99% and a 99.00% general partnership interest, respectively, in our operating partnership and our advisor owned a 0.01% and 1.00% limited partnership interest, respectively, in our operating partnership. The noncontrolling interest of our advisor in our operating partnership, which has redemption features outside of our control, is accounted for as a redeemable noncontrolling interest and is presented outside of permanent equity in our accompanying condensed consolidated balance sheets. See Note 7, Equity — Noncontrolling Interest of Limited Partner in Operating Partnership, for a further discussion. In addition, see Note 8, Related Party Transactions — Liquidity Stage — Subordinated Participation Interest — Subordinated Distribution Upon Listing, and Note 8, Related Party Transactions — Subordinated Distribution Upon Termination, for a further discussion of the redemption features of the limited partnership units.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We record the carrying amount of redeemable noncontrolling interest at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss and distributions; or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interest consisted of the following for the six months ended June 30, 2016:

Amount
Balance — December 31, 2015	$—
Reclassification from equity	2,000
Net loss attributable to redeemable noncontrolling interest	—
Balance — June 30, 2016	$2,000
7. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of June 30, 2016 and December 31, 2015, no shares of preferred stock were issued and outstanding.
Common Stock
Our charter authorizes us to issue 1,000,000,000 shares of our common stock, par value $0.01 per share. We commenced our public offering of shares of our common stock on February 16, 2016, and as of such date we were offering to the public up to $3,150,000,000 of shares of our common stock, consisting of up to $3,000,000,000 of shares of our Class T common stock for $10.00 per share in our primary offering and up to $150,000,000 of shares of our common stock for $9.50 per share pursuant to the DRIP. Effective June 17, 2016, we reallocated certain of the unsold shares of our Class T common stock being offered, such that we are currently offering up to approximately $2,800,000,000 in shares of Class T common stock at a price of $10.00 per share and $200,000,000 in shares of Class I common stock at a price of $9.30 per share in our primary offering, and up to $150,000,000 in shares of our common stock pursuant to the DRIP at a purchase price of $9.50 per share. Subsequent to the reallocation, of the 1,000,000,000 shares of common stock authorized, 900,000,000 shares are classified as Class T common stock and 100,000,000 shares are classified as Class I common stock. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and the DRIP, and among classes of stock.
Each share of our common stock, regardless of class, will be entitled to one vote per share on matters presented to the common stockholders for approval; provided, however, that stockholders of one share class shall have exclusive voting rights on any amendment to our charter that would alter only the contract rights of that share class, and no stockholders of another share class shall be entitled to vote thereon.
On February 6, 2015, our advisor acquired 22,222 shares of our Class T common stock for total cash consideration of $200,000 and was admitted as our initial stockholder. We used the proceeds from the sale of shares of our Class T common stock to our advisor to make an initial capital contribution to our operating partnership. We effected a reverse stock split as of July 23, 2015, whereby every 2.50 shares of our Class T common stock issued and outstanding were combined into one share of our Class T common stock, resulting in our advisor owning 8,889 shares of our Class T common stock following the reverse stock split. On October 22, 2015, we effected a stock split, whereby every share of our Class T common stock issued and outstanding was split into 2.343749 shares of our Class T common stock, resulting in our advisor owning 20,833 shares of our Class T common stock.
On April 13, 2016, we granted an aggregate of 15,000 shares of our restricted common stock to our independent directors. Through June 30, 2016, we had issued 1,633,069 shares of our Class T common stock in connection with the primary portion of our offering and 2,003 shares of our Class T common stock pursuant to the DRIP. As of June 30, 2016 and December 31, 2015, we had 1,670,905 and 20,833 shares of our Class T common stock issued and outstanding, respectively.
As of June 30, 2016, we had a receivable of $552,000 for offering proceeds, net of selling commissions and dealer manager fees, from our transfer agent, which was received on July 1, 2016.
Distribution Reinvestment Plan
We have registered and reserved $150,000,000 in shares of our common stock for sale pursuant to the DRIP in our offering. The DRIP allows stockholders to purchase additional Class T shares and Class I shares of our common stock through

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

the reinvestment of distributions during our offering at an offering price equal to 95.0% of the primary offering price for Class T shares, or $9.50 assuming a $10.00 per share primary offering price for Class T shares. Pursuant to the DRIP, distributions with respect to Class T shares are reinvested in Class T shares and distributions with respect to Class I shares are reinvested in Class I shares.
For the three and six months ended June 30, 2016, $19,000 in distributions were reinvested and 2,003 shares of our common stock were issued pursuant to the DRIP. No reinvestment of distributions were made for three months ended June 30, 2015 and for the period from January 23, 2015 (Date of Inception) through June 30, 2015. As of June 30, 2016 and December 31, 2015, a total of $19,000 and $0, respectively, in distributions were reinvested and 2,003 and 0 shares of our common stock, respectively, were issued pursuant to the DRIP.
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
All repurchases will be subject to a one-year holding period, except for repurchases made in connection with a stockholder’s death or “qualifying disability,” as defined in our share repurchase plan. Further, all share repurchases will be repurchased following a one-year holding period at 92.5% to 100% of each stockholder’s repurchase amount depending on the period of time their shares have been held. At any time while we are engaged in an offering of shares of our common stock, the repurchase amount for shares repurchased under our share repurchase plan will always be equal to or lower than the applicable per share offering price. However, if shares of our common stock are repurchased in connection with a stockholder’s death or qualifying disability, the repurchase price will be no less than 100% of the price paid to acquire the shares of our common stock from us. Furthermore, our share repurchase plan provides that if there are insufficient funds to honor all repurchase requests, pending requests will be honored among all requests for repurchase in any given repurchase period, as follows: first, pro rata as to repurchases sought upon a stockholder’s death; next, pro rata as to repurchases sought by stockholders with a qualifying disability; and, finally, pro rata as to other repurchase requests. No share repurchases were requested or made for the three months ended June 30, 2016 and 2015, for the six months ended June 30, 2016 and for the period from January 23, 2015 (Date of Inception) through June 30, 2015.
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
Upon the election of our three independent directors to our board of directors on February 12, 2016, or the service inception date, the independent directors each became entitled to 5,000 shares of our restricted common stock, as defined in our incentive plan, upon the initial release from escrow of the minimum offering. Having raised the minimum offering and upon the initial release from escrow, on April 13, 2016, or the grant date, we granted 5,000 shares of our restricted common stock, as defined in our incentive plan, to each of our three independent directors in connection with their initial election to our board of directors, of which 20.0% immediately vested on the grant date and 20.0% will vest on each of the first four anniversaries of the grant date. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock will have full voting rights and rights to distributions.
From the service inception date to the grant date, we recognized compensation expense related to the shares of our restricted common stock based on the reporting date fair value, which was estimated at $10.00 per share, the price paid to acquire one share of Class T common stock in our offering. After the grant date, compensation cost related to the shares of our restricted common stock is measured based on the grant date fair value. Stock compensation expense is recognized from the service inception date to the vesting date for each vesting tranche (i.e., on a tranche-by-tranche basis) using the accelerated attribution method.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

For the three and six months ended June 30, 2016, we recognized compensation expense of $20,000 and $52,000, respectively, which is included in general and administrative in our accompanying condensed consolidated statements of operations. We did not incur compensation expense for the three months ended June 30, 2015 and for the period from January 23, 2015 (Date of Inception) through June 30, 2015. ASC Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three and six months ended June 30, 2016, we did not assume any forfeitures.
As of June 30, 2016 and December 31, 2015, there was $98,000 and $0, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of our restricted common stock. This expense is expected to be recognized over a remaining weighted average period of 2.29 years.
As of June 30, 2016 and December 31, 2015, the weighted average grant date fair value of the nonvested shares of our restricted common stock was $120,000 and $0, respectively. A summary of the status of the nonvested shares of our restricted common stock as of June 30, 2016 and December 31, 2015 and the changes for the six months ended June 30, 2016 is presented below:

	Number of Nonvested Shares of our Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance — December 31, 2015	—	$—
Granted	15,000	$10.00
Vested	(3,000)	$10.00
Forfeited	—	$—
Balance — June 30, 2016	12,000	$10.00
Expected to vest — June 30, 2016	12,000	$10.00
Offering Costs
Selling Commissions
Generally, we pay our dealer manager selling commissions of up to 3.0% of the gross offering proceeds from the sale of Class T shares of our common stock pursuant to the primary offering other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three and six months ended June 30, 2016, we incurred $380,000 in selling commissions to our dealer manager, which are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager from the gross proceeds of our offering. Our dealer manager did not receive selling commissions for the three months ended June 30, 2015 and for the period from January 23, 2015 (Date of Inception) through June 30, 2015.
Dealer Manager Fee
Generally, our dealer manager receives a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock sold pursuant to the primary offering, of which 1.0% of the gross offering proceeds is funded by us. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three and six months ended June 30, 2016, we incurred $151,000 in dealer manager fees to our dealer manager, which are charged to stockholders’ equity as such amounts are reimbursed to our dealer manager or its affiliates from the gross proceeds of our offering. Our dealer manager did not receive dealer manager fees for the three months ended June 30, 2015 and for the period from January 23, 2015 (Date of Inception) through June 30, 2015. See Note 8, Related Party Transactions — Offering Stage — Dealer Manager Fee, for a further discussion of the dealer manager fee funded by our advisor.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Stockholder Servicing Fee
We will pay our dealer manager a stockholder servicing fee with respect to the Class T shares sold as additional compensation to the dealer manager and participating broker-dealers. The stockholder servicing fee will accrue daily equal to 1/365th of 1.0% of the purchase price per share of the Class T shares sold and will be paid quarterly. We will cease paying the stockholder servicing fee with respect to the Class T shares sold in our offering upon the occurrence of certain defined events. Our dealer manager may re-allow to participating broker-dealers all or a portion of the stockholder servicing fee for services that such participating broker-dealers perform in connection with the shares of our Class T common stock. No stockholder servicing fee shall be paid with respect to Class I shares or shares sold pursuant to the DRIP. For the three and six months ended June 30, 2016, we incurred $507,000 in connection with the stockholder servicing fee to our dealer manager. As of June 30, 2016, we accrued $507,000 in connection with the stockholder servicing fee payable, which is included in accounts payable and accrued liabilities with a corresponding offset to stockholders’ equity in our accompanying condensed consolidated balance sheets.
Noncontrolling Interest of Limited Partner in Operating Partnership
On February 6, 2015, our advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for 222 Class T partnership units. Following our reverse stock split and the corresponding conversion of the partnership units of our operating partnership, our advisor owned 89 Class T partnership units effective as of July 23, 2015. On October 22, 2015, we effected a stock split, which increased the number of Class T partnership units outstanding to 208. Upon the effectiveness of the Advisory Agreement on February 16, 2016, Griffin-American Healthcare REIT IV Advisor became our advisor. As our advisor, Griffin-American Healthcare REIT IV Advisor is entitled to redemption rights of its limited partnership units. Therefore, as of February 16, 2016, such limited partnership units no longer meet the criteria for classification within the equity section of our accompanying condensed consolidated balance sheets, and as such, were reclassified outside of permanent equity, as a mezzanine item, in our accompanying condensed consolidated balance sheets. See Note 6, Redeemable Noncontrolling Interest, for a further discussion.
8. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and one of our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings; however, we are not affiliated with Griffin Capital, Griffin Capital Securities, NSAM or Mr. Flaherty. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. For the three and six months ended June 30, 2016, we incurred $2,862,000 and $3,169,000, respectively, in fees and expenses to our affiliates as detailed below. We did not incur fees and expense to our affiliates for the three months ended June 30, 2015 and for the period from January 23, 2015 (Date of Inception) through June 30, 2015.
Offering Stage
Dealer Manager Fee
Generally, our dealer manager receives a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock sold pursuant to the primary offering, of which 2.0% of the gross offering proceeds is funded by our advisor. Our advisor intends to recoup the portion of the dealer manager fee it funds through the receipt of the Contingent Advisor Payment from us, as described below, through the payment of acquisition fees. No dealer manager fee is payable on shares of our common stock sold pursuant to the DRIP. For the three and six months ended June 30, 2016, we incurred $302,000 to our advisor as part of the Contingent Advisor Payment in connection with the dealer manager fee that our advisor had incurred. We did not incur any dealer manager fees to our advisor for the three months ended June 30, 2015 and for the period from January 23, 2015 (Date of Inception) through June 30, 2015.
As of December 31, 2015, our advisor had not incurred any dealer manager fees as we commenced our offering in February 2016. As of June 30, 2016, we accrued $302,000 as part of the Contingent Advisor Payment related to the dealer manager fee that our advisor had incurred, which is included in accounts payable due to affiliates with a corresponding offset to stockholders’ equity in our accompanying condensed consolidated balance sheets. As of June 30, 2016, we have not paid any amounts to our advisor in connection with the Contingent Advisor Payment. See Note 7, Equity — Offering Costs — Dealer Manager Fee, for a further discussion.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Other Organizational and Offering Expenses
Our other organizational and offering expenses in connection with our offering (other than selling commissions, the dealer manager fee and the stockholder servicing fee) are funded by our advisor. Our advisor intends to recoup such expenses it funds through the receipt of the Contingent Advisor Payment from us, as described below, through the payment of acquisition fees. We anticipate that our other organizational and offering expenses will not exceed 1.0% of the gross offering proceeds for shares of our common stock sold pursuant to our primary offering. No other organizational and offering expenses will be paid with respect to shares of our common stock sold pursuant to the DRIP. For the three and six months ended June 30, 2016, we incurred $2,415,000 to our advisor as part of the Contingent Advisor Payment in connection with the other organizational and offering expenses that our advisor had incurred. We did not incur any other organizational and offering expenses to our advisor or its affiliates for the three months ended June 30, 2015 and for the period from January 23, 2015 (Date of Inception) through June 30, 2015.
As of December 31, 2015, our advisor has incurred other organizational and offering expenses of approximately $1,606,000 on our behalf, which expenses were not recorded in our condensed consolidated balance sheets because such costs did not become our liability until we reached the minimum offering on April 12, 2016. As of June 30, 2016, we recorded $2,415,000 as part of the Contingent Advisor Payment related to the other organizational and offering expenses that our advisor had incurred, which is included in accounts payable due to affiliates with a corresponding offset to stockholders’ equity in our accompanying condensed consolidated balance sheets. As of June 30, 2016, we have not paid any amounts to our advisor in connection with the Contingent Advisor Payment.
Acquisition and Development Stage
Acquisition Fee
We pay our advisor an acquisition fee of up to 4.50% of the contract purchase price, including any contingent or earn-out payments that may be paid, of each property we acquire or, with respect to any real estate-related investment we originate or acquire, up to 4.25% of the origination or acquisition price, including any contingent or earn-out payments that may be paid. The 4.50% or 4.25% acquisition fees consist of a 2.25% or 2.00% base acquisition fee, or the base acquisition fee, for real estate and real estate-related acquisitions, respectively, and an additional 2.25% contingent advisor payment, or the Contingent Advisor Payment. The Contingent Advisor Payment allows our advisor to recoup the portion of the dealer manager fee and other organizational and offering expenses funded by our advisor. Therefore, the amount of the Contingent Advisor Payment paid upon the closing of an acquisition shall not exceed the then outstanding amounts paid by our advisor for dealer manager fees and other organizational and offering expenses at the time of such closing. For these purposes, the amounts paid by our advisor and considered as “outstanding” will be reduced by the amount of the Contingent Advisor Payment previously paid. Notwithstanding the foregoing, the initial $7,500,000 of amounts paid by our advisor to fund the dealer manager fee and other organizational and offering expenses, or the Contingent Advisor Payment Holdback, shall be retained by us until the later of the termination of our last public offering or the third anniversary of the commencement date of our initial public offering, at which time such amount shall be paid to our advisor or its affiliates. In connection with any subsequent public offering of shares of our common stock, the Contingent Advisor Payment Holdback may increase, based upon the maximum offering amount in such subsequent public offering and the amount sold in prior offerings. Our advisor or its affiliates will be entitled to receive these acquisition fees for properties and real estate-related investments acquired with funds raised in our offering, including acquisitions completed after the termination of the Advisory Agreement (including imputed leverage of 50.0% on funds raised in our offering), or funded with net proceeds from the sale of a property or real estate-related investment, subject to certain conditions. Our advisor may waive or defer all or a portion of the acquisition fee at any time and from time to time, in our advisor’s sole discretion.
The base acquisition fee in connection with the acquisition of properties is expensed as incurred in accordance with ASC Topic 805 and included in acquisition related expenses in our accompanying condensed consolidated statements of operations. The base acquisition fee in connection with the acquisition of real estate-related investments is capitalized as part of the associated investment in our accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2016, we paid a base acquisition fee of $123,000 to our advisor. We did not pay any base acquisition fees to our advisor for the three months ended June 30, 2015 and for the period from January 23, 2015 (Date of Inception) through June 30, 2015. The Contingent Advisor Payment is used to decrease the liability we incur to our advisor in connection with the dealer manager fee and other organizational and offering expenses. For a further discussion of amounts paid in connection with the Contingent Advisor Payment, see Dealer Manager Fee and Other Organizational and Offering Expenses, above. In addition, see Note 3, Real Estate Investment, for a further discussion.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Development Fee
In the event our advisor or its affiliates provide development-related services, we pay our advisor or its affiliates a development fee in an amount that is usual and customary for comparable services rendered for similar projects in the geographic market where the services are provided; however, we will not pay a development fee to our advisor or its affiliates if our advisor or its affiliates elect to receive an acquisition fee based on the cost of such development.
For the three months ended June 30, 2016 and 2015, for the six months ended June 30, 2016 and for the period from January 23, 2015 (Date of Inception) through June 30, 2015, we did not incur any development fees to our advisor or its affiliates.
Reimbursement of Acquisition Expenses
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets, which will be reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees and real estate commissions paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price of the property or real estate-related investment or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction.
Reimbursements of acquisition expenses are expensed as incurred in accordance with ASC Topic 805 and included in acquisition related expenses in our accompanying condensed consolidated statements of operations. Reimbursements of acquisition expenses in connection with the acquisition of real estate-related investments are capitalized as part of the associated investment in our accompanying condensed consolidated balance sheets. For the three months ended June 30, 2016 and 2015, for the six months ended June 30, 2016 and for the period from January 23, 2015 (Date of Inception) through June 30, 2015, we did not incur any acquisition expenses to our advisor or its affiliates.
Operational Stage
Asset Management Fee
We pay our advisor or its affiliates a monthly fee for services rendered in connection with the management of our assets equal to one-twelfth of 0.80% of average invested assets. For such purposes, average invested assets means the average of the aggregate book value of our assets invested in real estate properties and real estate-related investments, before deducting depreciation, amortization, bad debt and other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period of calculation.
Asset management fees are included in general and administrative in our accompanying condensed consolidated statements of operations. We did not incur any asset management fees for the three and six months ended June 30, 2016 as a result of our advisor waiving $2,000 in asset management fees. Our advisor agreed to waive certain asset management fees that may otherwise be due to our advisor pursuant to the Advisory Agreement until such time as the amount of such waived asset management fees is equal to the amount of distributions payable to our stockholders for the period beginning on May 1, 2016 and ending on the date of the acquisition of our first property or real estate-related investment, as such terms are defined in the Advisory Agreement. As such, the asset management fees of $2,000 that would have been incurred through June 2016 were waived by our advisor and an additional $78,000 in asset management fees will be waived in subsequent months. Our advisor will not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees. We did not incur any asset management fees to our advisor or its affiliates for the three months ended June 30, 2015 and for the period from January 23, 2015 (Date of Inception) through June 30, 2015.
Property Management Fee
Our advisor or its affiliates may provide property management services with respect to our properties or may sub-contract these duties to any third party and provide oversight of such third-party property manager. We pay our advisor or its affiliates a monthly management fee equal to a percentage of the gross monthly cash receipts of such property as follows: (i) a 1.0% property management oversight fee for any stand-alone, single-tenant, net leased property, except for such properties operated utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Code authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008), for which we pay a property management oversight fee of 1.5% of the gross monthly cash receipts with respect to such property; (ii) a 1.5% property management oversight fee for any property that is not a stand-alone, single-tenant, net leased property and for which our advisor or its affiliates provide oversight of a third

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

party that performs the duties of a property manager with respect to such property; or (iii) a fair and reasonable property management fee that is approved by a majority of our directors, including a majority of our independent directors, that is not less favorable to us than terms available from unaffiliated third parties for any property that is not a stand-alone, single-tenant, net leased property and for which our advisor or its affiliates directly serve as the property manager without sub-contracting such duties to a third party.
Property management fees are included in rental expenses in our accompanying condensed consolidated statements of operations. For the three months ended June 30, 2016 and 2015, for the six months ended June 30, 2016 and for the period from January 23, 2015 (Date of Inception) through June 30, 2015, we did not incur any property management fees to our advisor or its affiliates.
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
Lease fees are capitalized as lease commissions and will be included in other assets in our accompanying condensed consolidated balance sheets. For the three months ended June 30, 2016 and 2015, for the six months ended June 30, 2016 and for the period from January 23, 2015 (Date of Inception) through June 30, 2015, we did not incur any lease fees to our advisor or its affiliates.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, we pay our advisor or its affiliates a construction management fee of up to 5.0% of the cost of such improvements. Construction management fees are capitalized as part of the associated asset and included in real estate investments, net in our accompanying condensed consolidated balance sheets or are expensed and included in our accompanying condensed consolidated statements of operations, as applicable. For the three months ended June 30, 2016 and 2015, for the six months ended June 30, 2016 and for the period from January 23, 2015 (Date of Inception) through June 30, 2015, we did not incur any construction management fees to our advisor or its affiliates.
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
For the 12 months ended June 30, 2016, our operating expenses exceeded this limitation by $336,000. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 39.3% and (46.4)%, respectively, for the 12 months ended June 30, 2016. We raised the minimum offering and had funds held in escrow released to us to commence real estate operations in April 2016. We purchased our first property in June 2016. At this early stage of our operations, our general and administrative expenses are relatively high compared with our net income and our average invested assets. Our board of directors determined that the relationship of our general and administrative expenses to our funds from operations and our average invested assets was justified for the 12 months ended June 30, 2016 given the costs of operating a public company and the early stage of our operations.
For the three and six months ended June 30, 2016, our advisor incurred operating expenses on our behalf of $22,000 and $329,000, respectively. Our advisor or its affiliates did not incur any operating expenses on our behalf for the three months ended June 30, 2015 and for the period from January 23, 2015 (Date of Inception) through June 30, 2015. Operating expenses are generally included in general and administrative in our accompanying condensed consolidated statements of operations.
Compensation for Additional Services
We pay our advisor and its affiliates for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated parties for similar services. For the three months ended June 30, 2016 and 2015, for the six months ended June 30, 2016 and for the period from January 23, 2015 (Date of Inception) through June 30, 2015, our advisor and its affiliates were not compensated for any additional services.
Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, we pay our advisor or its affiliates a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the three months ended June 30, 2016 and 2015, for the six months ended June 30, 2016 and for the period from January 23, 2015 (Date of Inception) through June 30, 2015, we did not incur any disposition fees to our advisor or its affiliates.
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, we will pay our advisor a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the remaining net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of: (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan); plus (ii) an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three months ended June 30, 2016 and 2015, for the six months ended June 30, 2016 and for the period from January 23, 2015 (Date of Inception) through June 30, 2015, we did not pay any such distributions to our advisor.
Subordinated Distribution Upon Listing
Upon the listing of shares of our common stock on a national securities exchange, in redemption of our advisor’s limited partnership units, we will pay our advisor a distribution equal to 15.0% of the amount by which: (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing, among other factors. For the three months ended June 30, 2016 and 2015, for the six months ended June 30, 2016 and for the period from January 23, 2015 (Date of Inception) through June 30, 2015, we did not pay any such distributions to our advisor.
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
As of June 30, 2016, we had not recorded any charges to earnings related to the subordinated distribution upon termination.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Stock Purchase Plans
On February 29, 2016, our Chief Executive Officer and Chairman of the Board of Directors, Jeffrey T. Hanson, our President and Chief Operating Officer, Danny Prosky, and our Executive Vice President and General Counsel, Mathieu B. Streiff, each executed stock purchase plans, or the stock purchase plans, whereby they each irrevocably agreed to invest 100% of their net after-tax base salary and cash bonus compensation earned as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock. In addition, on February 29, 2016, three Executive Vice Presidents of American Healthcare Investors, including our Executive Vice President of Acquisitions, Stefan K.L. Oh, executed similar stock purchase plans, whereby each individual irrevocably agreed to invest a portion of their net after-tax base salary or a portion of their net after-tax base salary and cash bonus compensation, ranging from 10.0% to 15.0%, earned as employees of American Healthcare Investors directly into our company by purchasing shares of our common stock.
Purchases of shares of our common stock pursuant to the stock purchase plans commenced beginning with the officers’ regularly scheduled payroll payment after the initial release from escrow of the minimum offering amount, on April 13, 2016. The stock purchase plans terminate on December 31, 2016 or earlier upon the occurrence of certain events, unless otherwise renewed or extended. The shares of common stock were purchased at a price of $9.60 per share, reflecting the purchase price of the Class T shares in our offering, exclusive of selling commissions and the dealer manager fee.
For the three and six months ended June 30, 2016, our officers invested the following amounts and we issued the following shares of our Class T common stock pursuant to the applicable stock purchase plan:

Officer’s Name	Title	Amount	Shares
Jeffrey T. Hanson	Chief Executive Officer and Chairman of the Board of Directors	$51,000	5,283
Danny Prosky	President and Chief Operating Officer	61,000	6,347
Mathieu B. Streiff	Executive Vice President and General Counsel	58,000	6,065
Stefan K.L. Oh	Executive Vice President of Acquisitions	7,000	730
		$177,000	18,425
Accounts Payable Due to Affiliates
As of June 30, 2016, the amounts due to our affiliates primarily related to the Contingent Advisor Payment of $2,717,000 and operating expenses of $14,000. We did not incur any accounts payable due to affiliates as of December 31, 2015.
9. Fair Value Measurements
Financial Instruments Disclosed at Fair Value
ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under ASC Topic 820.
Our accompanying condensed consolidated balance sheets include the following financial instruments: cash, accounts and other receivables, a real estate deposit, accounts payable and accrued liabilities and accounts payable due to affiliates.
We consider the carrying values of cash, accounts and other receivables, real estate deposits and accounts payable and accrued liabilities to approximate the fair value for these financial instruments based upon an evaluation of the underlying characteristics, market data and the short period of time since origination of the instruments or the short period of time between origination of the instruments and their expected realization. The fair value of cash is classified in Level 1 of the fair value hierarchy. The fair value of accounts payable due to affiliates is not determinable due to the related party nature of the accounts payable. The fair value of the other financial instruments is classified in Level 2 of the fair value hierarchy.
10. Business Combinations
For the six months ended June 30, 2016, using net proceeds from our offering, we completed one property acquisition comprising one building, which has been accounted for as a business combination. The aggregate contract purchase price for this property acquisition was $5,450,000, plus closing costs and a base acquisition fee of $285,000, which are included in acquisition related expenses in our accompanying condensed consolidated statements of operations. See Note 3, Real Estate Investment, for a listing of the property acquired and acquisition date. In addition, we incurred a Contingent Advisor Payment

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

of $123,000 to our advisor for this property acquisition. See Note 8, Related Party Transactions, for a further discussion of the Contingent Advisor Payment. We did not complete any property acquisitions for the six months ended June 30, 2015.
Results of operations for the property acquisition of Auburn MOB during the six months ended June 30, 2016 are reflected in our accompanying condensed consolidated statements of operations for the period from the date of acquisition of Auburn MOB through June 30, 2016. For the period from the acquisition date through June 30, 2016, we recognized $26,000 of revenue and $3,000 of net income for Auburn MOB.
The following table summarizes the acquisition date fair value of Auburn MOB:

Amount
Building and improvements	$4,600,000
Land	406,000
In-place leases	386,000
Total assets acquired	$5,392,000
Assuming the property acquisition in 2016 discussed above had occurred on January 23, 2015 (Date of Inception), for the three months ended June 30, 2016 and 2015, for the six months ended June 30, 2016 and for the period from January 23, 2015 (Date of Inception) through June 30, 2015, unaudited pro forma revenue, net loss, net loss attributable to controlling interest and net loss per common share attributable to controlling interest — basic and diluted would have been as follows:

	Three Months Ended June 30,		Six Months Ended	Period from January 23, 2015 (Date of Inception) through
	2016	2015	June 30, 2016	June 30, 2015
Revenue	$111,000	$108,000	$222,000	$216,000
Net loss	$(350,000)	$(25,000)	$(524,000)	$(324,000)
Net loss attributable to controlling interest	$(350,000)	$(25,000)	$(524,000)	$(324,000)
Net loss per common share attributable to controlling interest — basic and diluted	$(0.28)	$(0.04)	$(0.57)	$(0.53)
The unaudited pro forma adjustments assume that the offering proceeds, at a price of $10.00 per share, net of offering costs, were raised as of January 1, 2015. In addition, acquisition related expenses associated with the acquisition of Auburn MOB have been excluded from the pro forma results in 2016 and added to the 2015 pro forma results. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisition occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
11. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash, accounts and other receivables and real estate deposits. Cash is generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of June 30, 2016 and December 31, 2015, we had cash in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. In general, we perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
As of June 30, 2016, we owned one property in California, which accounts for 100% of our annualized base rent. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of June 30, 2016, we had one tenant that accounted for 10.0% or more of our annualized base rent, as follows:

Tenant	Annualized Base Rent(1)	Percentage of Annualized Base Rent	Acquisition	Reportable Segment	GLA (Sq Ft)	Lease Expiration Date
The Regents of the University of California	$422,000	100%	Auburn MOB	Medical Office	19,000	06/30/20
___________

(1)
Annualized base rent is based on contractual base rent from the lease in effect as of June 30, 2016. The loss of this tenant or its inability to pay rent could have a material adverse effect on our business and results of operations.

For the period from January 23, 2015 (Date of Inception) through June 30, 2015, we did not own any properties.
12. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities. For the three months ended June 30, 2016 and 2015, for the six months ended June 30, 2016 and for the period from January 23, 2015 (Date of Inception) through June 30, 2015, we did not allocate any distributions to participating securities. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock. As of June 30, 2016 and 2015, there were 12,000 and 0 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of June 30, 2016, there were 208 units of redeemable limited partnership units of our operating partnership outstanding, but such units were excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.
13. Subsequent Events
Status of Our Offering
On July 8, 2016, we satisfied the conditions of the $20,000,000 minimum offering amount required by the state of Washington in connection with our offering, and as of such date we were able to admit Washington subscribers as stockholders.
As of August 5, 2016, we had received and accepted subscriptions in our offering for 2,795,069 shares of our Class T and Class I common stock, or $27,783,000, excluding subscriptions from residents of Pennsylvania (who will not be admitted as stockholders until we have received and accepted subscriptions aggregating at least $150,000,000) and shares of our common stock issued pursuant to the DRIP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT IV, Inc. and its subsidiaries, including Griffin-American Healthcare REIT IV Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2015 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 7, 2016. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of June 30, 2016 and December 31, 2015, together with our results of operations for the three months ended June 30, 2016 and 2015, for the six months ended June 30, 2016 and for the period from January 23, 2015 (Date of Inception) through June 30, 2015 and cash flows for the six months ended June 30, 2016 and for the period from January 23, 2015 (Date of Inception) through June 30, 2015.
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
Overview and Background
Griffin-American Healthcare REIT IV, Inc., a Maryland corporation, was incorporated on January 23, 2015 and therefore we consider that our date of inception. We were initially capitalized on February 6, 2015. We invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We may also originate and acquire secured loans and real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income. We intend to elect to be treated as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes beginning with our taxable year ending December 31, 2016.
On February 16, 2016, we commenced our initial public offering, or our offering, in which we were offering to the public a minimum of $2,000,000 in shares of our Class T common stock, or the minimum offering, and a maximum of $3,000,000,000 in shares of our Class T common stock in our primary offering at a purchase price of $10.00 per share. Effective June 17, 2016, we reallocated certain of the unsold shares being offered, such that we are currently offering up to approximately $2,800,000,000 in shares of Class T common stock at a price of $10.00 per share and $200,000,000 in shares of Class I common stock at a price of $9.30 per share in our primary offering, and up to $150,000,000 in shares of our common stock pursuant to our distribution reinvestment plan, or the DRIP, at a purchase price of $9.50 per share, aggregating up to $3,150,000,000, or the maximum offering. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and the DRIP, and among classes of stock.
The conditions of our minimum offering were satisfied on April 12, 2016, and we admitted our initial public subscribers as stockholders, excluding shares purchased by residents of Ohio, Washington and Pennsylvania (who were subject to higher minimum offering amounts). Having raised the minimum offering, the offering proceeds were released by the escrow agent to us on April 13, 2016 and were made available for the acquisition of properties and other purposes as disclosed in our prospectus dated February 16, 2016, or our prospectus, as filed with the SEC (provided that subscriptions from residents of Ohio, Washington and Pennsylvania were to continue to be held in escrow until we had received and accepted subscriptions aggregating at least $10,000,000, $20,000,000 and $150,000,000, respectively). On June 14, 2016, the conditions of our minimum offering in Ohio were satisfied, and as of such date we were able to admit Ohio subscribers as stockholders.
As of June 30, 2016, we had received and accepted subscriptions in our offering for 1,633,069 shares of our Class T common stock, or approximately $16,209,000, excluding subscriptions from residents in Washington (who were not admitted as stockholders until July 8, 2016, when we had received and accepted subscriptions aggregating at least $20,000,000) and Pennsylvania (who will not be admitted as stockholders until we have received and accepted subscriptions aggregating at least $150,000,000) and shares of our common stock issued pursuant to the DRIP.
We conduct substantially all of our operations through Griffin-American Healthcare REIT IV Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT IV Advisor, LLC, or Griffin-American Healthcare REIT IV Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor that has a one-year term that expires on February 16, 2017 and is subject to successive one-year renewals upon the mutual consent of the parties. Our advisor uses its best efforts, subject to the oversight and review of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors and 25.0% owned by a wholly owned subsidiary of Griffin Capital Corporation, or collectively, our co-sponsors. Effective March 1, 2015, American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by NorthStar Asset Management Group Inc., or NSAM, and 7.8% owned by James F. Flaherty III, one of NSAM’s partners. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or Griffin Capital Securities, or our dealer manager, NSAM or Mr. Flaherty; however, we are affiliated with Griffin-American Healthcare REIT IV Advisor, American Healthcare Investors and AHI Group Holdings.
As of June 30, 2016, we had completed one property acquisition comprising one building, or approximately 19,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $5,450,000.
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
Acquisition in 2016
For a discussion of our property acquisition in 2016, see Note 3, Real Estate Investment, to our accompanying condensed consolidated financial statements.
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

Real Estate Revenue
The amount of revenue generated by our property depends principally on our ability to maintain the occupancy rates of leased space and to lease available space and space available from lease terminations at the then existing rental rates. Negative trends in one or more of these factors could adversely affect our revenue in the future.
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
Scheduled Lease Expirations
As of June 30, 2016, our property was 100% leased and during the remainder of 2016, none of the occupied GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the remainder of the year. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy.
As of June 30, 2016, our remaining weighted average lease term was 4.0 years.
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
Results of Operations
We had no results of operations for the period from January 23, 2015 (Date of Inception) through June 30, 2015, and therefore our results of operations for the three months ended June 30, 2016 and 2015, for the six months ended June 30, 2016 and for the period from January 23, 2015 (Date of Inception) through June 30, 2015, are not comparable. In general, we expect all amounts to increase in the future based on a full year of operations as well as increased activity as we acquire additional real estate or real estate-related investments. Our results of operations are not indicative of those expected in future periods.
Except for income derived from our medical office building acquired as of June 30, 2016 and where otherwise noted, our results of operations for the three and six months ended June 30, 2016 are primarily comprised of acquisition related expenses, as well as general and administrative expenses.
Real Estate Revenue
For the three and six months ended June 30, 2016, real estate revenue was $26,000 and was primarily comprised of expense recoveries of $23,000 and base rent of $3,000.
Rental Expenses
For the three and six months ended June 30, 2016, rental expenses were $23,000 and primarily consisted of real estate taxes of $15,000 and utilities of $7,000.

General and Administrative
For the three and six months ended June 30, 2016, general and administrative expenses were $246,000 and $396,000, respectively. For the three months ended June 30, 2016, general and administrative primarily consisted of professional and legal fees of $66,000, directors’ and officers’ liability insurance of $59,000, board of directors fees of $53,000 and restricted stock compensation expense of $20,000. For the six months ended June 30, 2016, general and administrative primarily consisted of professional and legal fees of $119,000, directors’ and officers’ liability insurance of $88,000, board of directors fees of $83,000 and restricted stock compensation expense of $52,000.
We did not incur any asset management fees for the three and six months ended June 30, 2016 as a result of our advisor waiving $2,000 in asset management fees for June 2016. See Note 8, Related Party Transactions — Operational Stage — Asset Management Fee, to our accompanying condensed consolidated financial statements, and — Distributions below, for a further discussion of the waiver.
Acquisition Related Expenses
For the three and six months ended June 30, 2016, acquisition related expenses of $370,000 were related to expenses associated with the acquisition of our first medical office building, including a base acquisition fee of $123,000 incurred to our advisor.
Liquidity and Capital Resources
Our sources of funds will primarily be the net proceeds of our offering, operating cash flows and borrowings. We believe that these resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months.
We are dependent upon the net proceeds to be received from our offering to conduct our proposed activities. Our ability to raise funds through our offering is dependent on general economic conditions, general market conditions for REITs and our operating performance. We expect a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as net offering proceeds are expended in connection with the acquisition, management and operation of our investments in real estate and real estate-related investments.
Our principal demands for funds will be for acquisitions of real estate and real estate-related investments, payment of operating expenses and interest on our future indebtedness and payment of distributions to our stockholders. In addition, we require resources to make certain payments to our advisor and our dealer manager, which during our offering will include payments to our dealer manager and its affiliates for selling commissions, the dealer manager fee and the stockholder servicing fee. See Note 7, Equity — Offering Costs, and Note 8, Related Party Transactions, to our accompanying condensed consolidated financial statements, for a further discussion of our payments to our advisor and our dealer manager.
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
Our advisor evaluates potential investments and engages in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf. Investors should be aware that after a purchase contract for a property is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes review of the title insurance commitment, market evaluation, review of leases, review of financing options and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. Until we invest the proceeds of our offering in real estate and real estate-related investments, we may invest in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds in real estate and real estate related-investments. The number of properties we may acquire and other investments we will make will depend upon the number of shares of our common stock sold and the resulting amount of the net proceeds available for investment from our offering as well as our ability to arrange debt financing.
When we acquire a property, our advisor prepares a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan will also set forth the anticipated sources of the necessary capital, which may include a line of credit or other loan established with respect to the investment, other borrowings, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. Any capital reserve would be established from the net proceeds of our offering, proceeds from sales of other investments, operating cash generated by other investments or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.
Based on the property we own as of June 30, 2016, we estimate that our expenditures for capital improvements will require up to $69,000 for the remaining six months of 2016. As of June 30, 2016, we did not have any restricted cash in reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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
Cash Flows
Cash flows used in operating activities for the six months ended June 30, 2016 and for the period from January 23, 2015 (Date of Inception) through June 30, 2015, were $709,000 and $0, respectively. For the six months ended June 30, 2016, cash flows used in operating activities related primarily to the payment of acquisition related expenses and general and administrative expenses. We anticipate cash flows from operating activities to increase as we purchase additional real estate investments and have a full year of operations.
Cash flows used in investing activities for the six months ended June 30, 2016 and for the period from January 23, 2015 (Date of Inception) through June 30, 2015, were $5,554,000 and $0, respectively. For the six months ended June 30, 2016, cash flows used in investing activities related to the acquisition of our first medical office building in the amount of $5,404,000 and the payment of $150,000 for a real estate deposit. Cash flows used in investing activities are heavily dependent upon the investment of our offering proceeds in real estate investments. We anticipate cash flows used in investing activities to increase as we acquire additional properties.
Cash flows provided by financing activities for the six months ended June 30, 2016 and for the period from January 23, 2015 (Date of Inception) through June 30, 2015, were $15,113,000 and $202,000, respectively. For the six months ended June 30, 2016, such cash flows related to funds raised from investors in our offering in the amount of $15,644,000, partially offset by the payment of offering costs of $519,000 in connection with our offering and distributions to our common stockholders of $12,000. For the period from January 23, 2015 (Date of Inception) through June 30, 2015, such cash flows related to $200,000 received from our advisor for the purchase of 20,833 shares of our common stock and an initial capital contribution of $2,000 from our advisor into our operating partnership. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur debt to purchase properties.
Distributions
On April 13, 2016, our board of directors authorized a daily distribution to our Class T stockholders of record as of the close of business on each day of the period from May 1, 2016 through June 30, 2016. Our advisor agreed to waive certain asset management fees that may otherwise be due to our advisor pursuant to the Advisory Agreement until such time as the amount of such waived asset management fees is equal to the amount of distributions payable to our stockholders for the period beginning on May 1, 2016 and ending on the date of the acquisition of our first property or real estate-related investment, as such terms are defined in the Advisory Agreement. Having raised the minimum offering in April 2016, the distributions declared for each record date in the May 2016 and June 2016 periods were paid in June 2016 and July 2016, respectively, from legally available funds. The daily distributions were calculated based on 365 days in the calendar year and were equal to

$0.001643836 per share of our Class T common stock. These distributions were aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears. We acquired our first property on June 28, 2016, and as such, our advisor will waive asset management fees equal to the amount of distributions paid from May 1, 2016 through June 27, 2016. See Note 8, Related Party Transactions — Operational Stage — Asset Management Fee, to our accompanying condensed consolidated financial statements for a further discussion of such waiver. Our advisor will not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees.
On June 28, 2016, our board of directors authorized a daily distribution to our Class T stockholders of record as of the close of business on each day of the period commencing on July 1, 2016 and ending September 30, 2016 and to our Class I stockholders of record as of the close of business on each day of the period commencing on the date that the first Class I share is sold and ending on September 30, 2016. The daily distributions will be calculated based on 365 days in the calendar year and will be equal to $0.001643836 per share of our Class T and Class I common stock. These distributions will be aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears. The distributions to our Class T stockholders declared for each record date in the July 2016, August 2016 and September 2016 periods will be paid in August 2016, September 2016 and October 2016, respectively, only from legally available funds. The distributions to our Class I stockholders, if any, declared for each record date in the June 2016, July 2016, August 2016 and September 2016 periods will be paid in July 2016, August 2016, September 2016 and October 2016, respectively, only from legally available funds.
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
We did not pay any distributions for the period from January 23, 2015 (Date of Inception) through June 30, 2015. The distributions paid for the six months ended June 30, 2016, along with the amount of distributions reinvested pursuant to the DRIP and the sources of distributions as compared to cash flows from operations were as follows:

	Six Months Ended
	June 30, 2016
Distributions paid in cash	$12,000
Distributions reinvested	19,000
	$31,000
Sources of distributions:
Cash flows from operations	$—	—%
Offering proceeds	31,000	100
	$31,000	100%
Under GAAP, acquisition related expenses are expensed, and therefore, subtracted from cash flows from operations. However, these expenses may be paid from offering proceeds or debt.
Our distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and all or any portion of a distribution to our stockholders may be paid from offering proceeds. The payment of distributions from our offering proceeds could reduce the amount of capital we ultimately invest in assets and negatively impact the amount of income available for future distributions.
As of June 30, 2016, we had an amount payable of $2,731,000 to our advisor or its affiliates primarily for the Contingent Advisor Payment and operating expenses, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
As of June 30, 2016, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than the $2,000 in asset management fees waived by our advisor, as discussed above. Other than the waiver of asset management fees by our advisor to provide us with additional funds to pay initial distributions to our stockholders through June 27, 2016, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
We did not pay distributions for the period from January 23, 2015 (Date of Inception) through June 30, 2015. The distributions paid for the six months ended June 30, 2016, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to funds from operations attributable to controlling interest, or FFO, were as follows:

	Six Months Ended
	June 30, 2016
Distributions paid in cash	$12,000
Distributions reinvested	19,000
	$31,000
Sources of distributions:
FFO attributable to controlling interest	$—	—%
Offering proceeds	31,000	100
	$31,000	100%
The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur interest expense as a result of borrowed funds. For a further discussion of FFO, a non-GAAP financial measure, including a reconciliation of our GAAP net income (loss) to FFO, see Funds from Operations and Modified Funds from Operations, below.
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
As of June 30, 2016, we did not have any borrowings outstanding.
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

Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 5, Commitments and Contingencies, to our accompanying condensed consolidated financial statements.
Debt Service Requirements
As of June 30, 2016, we had no outstanding debt.
Contractual Obligations
As of June 30, 2016, we had no contractual obligations.
Off-Balance Sheet Arrangements
As of June 30, 2016, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Inflation
We expect to be exposed to inflation risk as income from future long-term leases will be the primary source of our cash flows from operations. We expect there to be provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions will include negotiated rental increases, reimbursement billings for operating expense pass-through charges, and real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.
Related Party Transactions
For a discussion of related party transactions, see Note 8, Related Party Transactions, to our accompanying condensed consolidated financial statements.
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as funds from operations, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of funds from operations is recommended by the REIT industry as a supplemental performance measure, and our management uses FFO to evaluate our performance over time. FFO is not equivalent to our net income (loss) as determined under GAAP.
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
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, which is the case if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. In addition, we believe it is appropriate to exclude impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions, which can change over time. Testing for an impairment of an asset is a continuous process and is analyzed on a quarterly basis. If certain impairment indications exist in an asset, and if the asset’s carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset, an impairment charge would be recognized. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and that we intend to have a relatively limited term of our operations, it could be difficult to recover any impairment charges through the eventual sale of the property.
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
However, FFO and modified funds from operations attributable to controlling interest, or MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.
Changes in the accounting and reporting rules under GAAP that were put into effect and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed as operating expenses under GAAP. We believe these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use the proceeds raised in our offering to acquire properties, and we intend to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within five years after the completion of our offering stage, which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or the IPA, an industry trade group, has standardized a measure known as modified funds from operations, which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs, and which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income (loss) as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired and that we consider more reflective of investing activities, as well as other non-operating items included in FFO, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering stage has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the publicly registered, non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering stage and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering stage has been completed and properties have been acquired, as it excludes acquisition fees and expenses that have a negative effect on our operating performance during the periods in which properties are acquired.
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines modified funds from operations as funds from operations further adjusted for the following items included in the determination of GAAP net income (loss): acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income (loss); gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan; unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting; and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect modified funds from operations on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income (loss) in calculating cash flows from operations and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. We are responsible for managing interest rate, hedge and foreign exchange risk, and we do not rely on another party to manage such risk. Inasmuch as interest rate hedges will not be a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are based on market fluctuations and may not be directly related or attributable to our operations.
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses and redeemable noncontrolling interest. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the three and six months ended June 30, 2016 and for the period from January 23, 2015 (Date of Inception) through June 30, 2015. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offering to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent redeployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses will not be reimbursed by our advisor or its affiliates and third parties, and therefore if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. Certain acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, we may pay acquisition fees or reimburse acquisition expenses due to our advisor and its affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties or ancillary cash flows. As a result, the amount of proceeds from borrowings available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offering.
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
Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other publicly registered, non-listed REITs which intend to have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to publicly registered, non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence, that the use of such measures may be useful to investors. For example, acquisition fees and expenses are intended to be funded from the proceeds of our offering and other financing sources and not from operations. By excluding expensed acquisition fees and expenses, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such charges that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate funds from operations and modified funds from operations the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations, which is an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other measurements as an indication of our performance. MFFO has limitations as a performance measure in offerings such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO may be useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO and MFFO.
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
The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three months ended June 30, 2016 and 2015, for the six months ended June 30, 2016 and for the period from January 23, 2015 (Date of Inception) through June 30, 2015:

	Three Months Ended June 30,		Six Months Ended	Period from January 23, 2015 (Date of Inception) through
	2016	2015	June 30, 2016	June 30, 2015
Net loss	$(613,000)	$—	$(763,000)	$—
Less:
Net loss attributable to redeemable noncontrolling interest	—	—	—	—
FFO attributable to controlling interest	$(613,000)	$—	$(763,000)	$—

Acquisition related expenses(1)	$370,000	$—	$370,000	$—
Adjustments for redeemable noncontrolling interest(2)	—	—	—	—
MFFO attributable to controlling interest	$(243,000)	$—	$(393,000)	$—
Weighted average common shares outstanding — basic and diluted	635,808	20,833	328,321	20,833
Net loss per common share — basic and diluted	$(0.96)	$—	$(2.32)	$—
FFO attributable to controlling interest per common share — basic and diluted	$(0.96)	$—	$(2.32)	$—
MFFO attributable to controlling interest per common share — basic and diluted	$(0.38)	$—	$(1.20)	$—
___________

(1)
In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition related expenses, we believe MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.

(2)	Includes all adjustments to eliminate the redeemable noncontrolling interest’s share of the adjustment described in Note (1) to convert our FFO to MFFO.

Net Operating Income
Net operating income is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, acquisition related expenses, depreciation and amortization, interest expense, and interest and other income. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offering to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent redeployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses are not reimbursed by our advisor or its affiliates and third parties, and therefore, if there is no further cash on hand from the proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows. As a result, the amount of proceeds available for investment, operations and non-operating expenses would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offering. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.
Net operating income is not equivalent to our net income (loss) or income (loss) from continuing operations as determined under GAAP and may not be a useful measure in measuring operational income or cash flows. Furthermore, net operating income is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. Net operating income should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) or in its applicability in evaluating our operating performance. Investors are also cautioned that net operating income should only be used to assess our operational performance in periods in which we have not incurred or accrued any acquisition related expenses.
We believe that net operating income is useful for investors as it provides an accurate measure of the operating performance of our operating assets because net operating income excludes certain items that are not associated with the management of the properties. We believe that net operating income is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.
To facilitate understanding of this financial measure, the following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to net operating income for the three months ended June 30, 2016 and 2015, for the six months ended June 30, 2016 and for the period from January 23, 2015 (Date of Inception) through June 30, 2015:

	Three Months Ended June 30,		Six Months Ended	Period from January 23, 2015 (Date of Inception) through
	2016	2015	June 30, 2016	June 30, 2015
Net loss	$(613,000)	$—	$(763,000)	$—
General and administrative	246,000	—	396,000	—
Acquisition related expenses	370,000	—	370,000	—
Net operating income	$3,000	$—	$3,000	$—
Subsequent Events
For a discussion of subsequent events, see Note 13, Subsequent Events, to our accompanying condensed consolidated financial statements.

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
Interest Rate Risk
We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our interest rate risk will be monitored using a variety of techniques. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow or lend at fixed or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivatives or interest rate transactions for speculative purposes. Because we had not incurred any debt as of June 30, 2016, we had limited exposure to interest rate market risks.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2016 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2016, were effective at the reasonable assurance level.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
There were no material changes from the risk factors previously disclosed in our 2015 Annual Report on Form 10-K, as filed with the SEC on March 7, 2016 except as noted below.
We have not had sufficient cash available from operations to pay distributions, and therefore, we have paid distributions from the net proceeds of our offering, and in the future, may pay distributions from borrowings in anticipation of future cash flows or from other sources. Any such distributions may reduce the amount of capital we ultimately invest in assets, may negatively impact the value of our stockholders’ investment and may cause subsequent investors to experience dilution.
Distributions payable to our stockholders may include a return of capital, rather than a return on capital, and it is likely that we will use offering proceeds to fund a majority of our initial distributions. We have not established any limit on the amount of proceeds from our offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences. The actual amount and timing of distributions will be determined by our board of directors in its sole discretion and typically will depend on the amount of funds available for distribution, which will depend on items such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to qualify as a REIT. As a result, our distribution rate and payment frequency may vary from time to time.
We have used net proceeds from our offering and our advisor has waived certain fees payable to it as discussed below, and in the future, may use the net proceeds from our offering, borrowed funds, or other sources, to pay cash distributions to our stockholders in order to qualify as a REIT, which may reduce the amount of proceeds available for investment and operations, cause us to incur additional interest expense as a result of borrowed funds or cause subsequent investors to experience dilution. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits, the excess amount will be deemed a return of capital.
On April 13, 2016, our board of directors authorized a daily distribution to our Class T stockholders of record as of the close of business on each day of the period from May 1, 2016 through June 30, 2016. Our advisor agreed to waive certain asset management fees that may otherwise be due to our advisor pursuant to the Advisory Agreement until such time as the amount of such waived asset management fees is equal to the amount of distributions payable to our stockholders for the period beginning on May 1, 2016 and ending on the date of the acquisition of our first property or real estate-related investment, as such terms are defined in the Advisory Agreement. Having raised the minimum offering in April 2016, the distributions declared for each record date in the May 2016 and June 2016 periods were paid in June 2016 and July 2016, respectively, from legally available funds. The daily distributions were calculated based on 365 days in the calendar year and were equal to $0.001643836 per share of our Class T common stock. These distributions were aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears. We acquired our first property on June 28, 2016, and as such, our advisor will waive asset management fees equal to the amount of distributions paid from May 1, 2016 through June 27, 2016.
On June 28, 2016, our board of directors authorized a daily distribution to our Class T stockholders of record as of the close of business on each day of the period commencing on July 1, 2016 and ending September 30, 2016 and to our Class I stockholders of record as of the close of business on each day of the period commencing on the date that the first Class I share is sold and ending on September 30, 2016. The daily distributions will be calculated based on 365 days in the calendar year and will be equal to $0.001643836 per share of our Class T and Class I common stock. These distributions will be aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears. The distributions to our Class T stockholders declared for each record date in the July 2016, August 2016 and September 2016 periods will be paid in August 2016, September 2016 and October 2016, respectively, only from legally available funds. The distributions to our Class I stockholders, if any, declared for each record date in the June 2016, July 2016, August 2016 and September 2016 periods will be paid in July 2016, August 2016, September 2016 and October 2016, respectively, only from legally available funds.
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
We did not pay any distributions for the period from January 23, 2015 (Date of Inception) through June 30, 2015. The distributions paid for the six months ended June 30, 2016, along with the amount of distributions reinvested pursuant to the DRIP and the sources of distributions as compared to cash flows from operations were as follows:

	Six Months Ended
	June 30, 2016
Distributions paid in cash	$12,000
Distributions reinvested	19,000
	$31,000
Sources of distributions:
Cash flows from operations	$—	—%
Offering proceeds	31,000	100
	$31,000	100%
Under GAAP, acquisition related expenses are expensed, and therefore, subtracted from cash flows from operations. However, these expenses may be paid from offering proceeds or debt.
Our distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and all or any portion of a distribution to our stockholders may be paid from offering proceeds. The payment of distributions from our offering proceeds could reduce the amount of capital we ultimately invest in assets and negatively impact the amount of income available for future distributions.
As of June 30, 2016, we had an amount payable of $2,731,000 to our advisor or its affiliates primarily for the Contingent Advisor Payment and operating expenses, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
As of June 30, 2016, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than the $2,000 in asset management fees waived by our advisor discussed above. Other than the waiver of asset management fees by our advisor to provide us with additional funds to pay initial distributions to our stockholders through June 27, 2016, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
We did not pay distributions for the period from January 23, 2015 (Date of Inception) through June 30, 2015. The distributions paid for the six months ended June 30, 2016, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to FFO were as follows:

	Six Months Ended
	June 30, 2016
Distributions paid in cash	$12,000
Distributions reinvested	19,000
	$31,000
Sources of distributions:
FFO attributable to controlling interest	$—	—%
Offering proceeds	31,000	100
	$31,000	100%
The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur interest expense as result of borrowed funds. For a further discussion of FFO, a non-GAAP financial measure, including a reconciliation of our GAAP net income (loss) to FFO, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations.

A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.
To the extent that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. As of August 10, 2016, our property located in California accounted for 100% of the annualized base rent of our total property portfolio. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
On April 13, 2016, we issued an aggregate of 15,000 shares of restricted common stock to our independent directors upon their election to our board of directors, after having raised the minimum offering in our initial public offering and upon the initial release of such funds from escrow. These shares of restricted common stock were issued pursuant to our incentive plan in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act. These restricted common stock awards vested 20.0% on the grant date and 20.0% will vest on each of the first four anniversaries of the grant date.
Use of Public Offering Proceeds
Our Registration Statement on Form S-11 (File No. 333-205960), registering a public offering of up to $3,150,000,000 in shares of our common stock, was declared effective under the Securities Act of 1933, or the Securities Act, on February 16, 2016. Griffin Capital Securities, Inc. is the dealer manager of our offering. Commencing on February 16, 2016, we offered to the public a minimum of $2,000,000 in shares of our Class T common stock, and a maximum of $3,000,000,000 in shares of our Class T common stock for $10.00 per share in our primary offering. Effective June 17, 2016, we reallocated certain of the unsold shares being offered, such that we are currently offering up to approximately $2,800,000,000 in shares of Class T common stock at a price of $10.00 per share and $200,000,000 in shares of Class I common stock at a price of $9.30 per share in our primary offering, and up to $150,000,000 in shares of our common stock pursuant to the DRIP at a purchase price of $9.50 per share, aggregating up to $3,150,000,000, or the maximum offering. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and the DRIP, and among classes of stock.
As of June 30, 2016, we had received and accepted subscriptions in our offering for 1,633,069 shares of our Class T common stock, or approximately $16,209,000, excluding subscriptions from residents in Washington (who were not admitted as stockholders until July 8, 2016 when we had received and accepted subscriptions aggregating at least $20,000,000) and Pennsylvania (who will not be admitted as stockholders until we have received and accepted subscriptions aggregating at least $150,000,000) and shares of our common stock issued pursuant to the DRIP. As of June 30, 2016, a total of $19,000 in distributions were reinvested pursuant to the DRIP and 2,003 shares of our common stock were issued pursuant to the DRIP.
Our equity raise as of June 30, 2016 resulted in the following:

Amount
Gross offering proceeds	$16,209,000
Gross offering proceeds from shares issued pursuant to the DRIP	19,000
Total gross offering proceeds	16,228,000
Less public offering expenses:
Selling commissions	380,000
Dealer manager fees	453,000
Advisor funding of dealer manager fees	(302,000)
Other organizational and offering expenses	2,415,000
Advisor funding of other organizational and offering expenses	(2,415,000)
Net proceeds from our offering	$15,697,000
As of June 30, 2016, we had used $5,404,000 in proceeds from our offering to purchase a property from an unaffiliated third party, $151,000 to pay acquisition related expenses to unaffiliated parties, $150,000 to pay a real estate deposit for a proposed future acquisition and $123,000 to pay an acquisition fee to an affiliated party.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
During the period covered by this Quarterly Report on Form 10-Q, we did not receive any requests pursuant to our share repurchase plan and did not repurchase any of our securities.

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

Griffin-American Healthcare REIT IV, Inc. (Registrant)

August 10, 2016	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

August 10, 2016	By:	/s/ BRIAN S. PEAY
Date		Brian S. Peay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Third Articles of Amendment and Restatement of Griffin-American Healthcare REIT IV, Inc., dated December 28, 2015 (included as Exhibit 3.1 to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-205960) filed January 5, 2016 and incorporated herein by reference)

3.2
Articles Supplementary of Griffin-American Healthcare REIT IV, Inc. filed May 25, 2016 (included as Exhibit 3.2 to Post-effective Amendment No. 3 to our Registration Statement on Form S-11 (File No. 333-205960) filed May 26, 2016 and incorporated herein by reference)

3.3
Second Amended and Restated Bylaws of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 3.2 to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-205960) filed January 5, 2016 and incorporated herein by reference)

4.1
Form of Subscription Agreement of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit B to Supplement No. 5 to our prospectus dated February 16, 2016 (File No. 333-205960) filed July 12, 2016 and incorporated herein by reference)

4.2
Distribution Reinvestment Plan of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.2 to Post-effective Amendment No. 3 to our Registration Statement on Form S-11 (File No. 333-205960) filed May 26, 2016 and incorporated herein by reference)

4.3*	Amended and Restated Distribution Reinvestment Plan of Griffin-American Healthcare REIT, IV, Inc.

4.4
Share Repurchase Plan of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.4 to Post-effective Amendment No. 3 to our Registration Statement on Form S-11 (File No. 333-205960) filed May 26, 2016 and incorporated herein by reference)

4.5
Escrow Agreement by and among Griffin-American Healthcare REIT IV, Inc., Griffin Capital Securities, LLC and UMB Bank, N.A., dated February 16, 2016 (included as Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 7, 2016 and incorporated herein by reference)

10.1
Form of Indemnification Agreement between Griffin-American Healthcare REIT IV, Inc. and Indemnitee made effective as of February 10, 2015 (included as Exhibit 10.3 to our Registration Statement on Form S-11 (File No. 333-205960) filed July 30, 2015 and incorporated herein by reference)

10.2*
Amendment No. 1 to Dealer Manager Agreement by and among Griffin-American Healthcare REIT IV, Inc., Griffin Capital Securities, LLC and Griffin-American Healthcare REIT IV Advisor, LLC, dated June 17, 2016

10.3*	Amendment No. 1 to Amended and Restated Limited Partnership Agreement of Griffin-American Healthcare REIT IV Holdings, LP, dated June 17, 2016

10.4
Real Estate Purchase Agreement and Escrow Instructions by and between Kargan Holdings, LLC, American Healthcare Investors, LLC, Commonwealth Land Title Company and, solely as to Section 9.20, Jonathan S. Collins, dated May 24, 2016 (included as Exhibit 10.1 to our Current Report on Form 8-K filed May 26, 2016 and incorporated herein by reference)

10.5
Assignment and Assumption of Real Estate Purchase Agreement and Escrow Instructions by and between American Healthcare Investors, LLC and GAHC4 Auburn CA MOB, LLC, dated May 24, 2016 (included as Exhibit 10.2 to our Current Report on Form 8-K filed May 26, 2016 and incorporated herein by reference)

10.6
Real Estate Purchase Agreement and Escrow Instructions by and between 6700 N. Rochester, LLC, GAHC4 Rochester Hills MI MOB, LLC and Chicago Title Insurance Company, dated June 20, 2016 (included as Exhibit 10.1 to our Current Report on Form 8-K filed June 23, 2016 and incorporated herein by reference)

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
___________

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