Form 10-Q
period 2016-09-30
Griffin-American Healthcare REIT IV, Inc.
filed 2016-11-09
CIK 1632970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of November 4, 2016, there was an aggregate of 7,783,507 shares of Class T and Class I common stock of Griffin-American Healthcare REIT IV, Inc. outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
(A Maryland Corporation)

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	3
Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015	3
Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2016 and 2015, for the Nine Months Ended September 30, 2016 and for the Period from January 23, 2015 (Date of Inception) through September 30, 2015	5
Condensed Consolidated Statements of Equity for the Nine Months Ended September 30, 2016 and for the Period from January 23, 2015 (Date of Inception) through September 30, 2015	6
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and for the Period from January 23, 2015 (Date of Inception) through September 30, 2015	7
Notes to Condensed Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3. Quantitative and Qualitative Disclosures About Market Risk	48
Item 4. Controls and Procedures	49

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	50
Item 1A. Risk Factors	50
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3. Defaults Upon Senior Securities	53
Item 4. Mine Safety Disclosures	53
Item 5. Other Information	53
Item 6. Exhibits	53
Signatures	54

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2016 and December 31, 2015
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Real estate investments, net	$52,956,000	$—
Cash	2,575,000	202,000
Accounts and other receivables	1,006,000	—
Real estate deposits	1,000,000	—
Identified intangible assets, net	6,866,000	—
Other assets, net	1,252,000	—
Total assets	$65,655,000	$202,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Liabilities:
Mortgage loan payable, net	$3,847,000	$—
Line of credit(1)	12,000,000	—
Accounts payable and accrued liabilities(1)	2,669,000	—
Accounts payable due to affiliates(1)	3,835,000	—
Identified intangible liabilities	248,000	—
Security deposits and prepaid rent(1)	100,000	—
Total liabilities	22,699,000	—

Commitments and contingencies (Note 9)

Redeemable noncontrolling interest (Note 10)	2,000	—

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Class T common stock, $0.01 par value per share; 900,000,000 shares authorized; 5,257,969 and 20,833 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	52,000	—
Class I common stock, $0.01 par value per share; 100,000,000 shares authorized; 176,104 and 0 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	2,000	—
Additional paid-in capital	46,353,000	200,000
Accumulated deficit	(3,453,000)	—
Total stockholders’ equity	42,954,000	200,000
Noncontrolling interest (Note 11)	—	2,000
Total equity	42,954,000	202,000
Total liabilities, redeemable noncontrolling interest and equity	$65,655,000	$202,000
___________

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
As of September 30, 2016 and December 31, 2015
(Unaudited)

(1)
Such liabilities of Griffin-American Healthcare REIT IV, Inc. as of September 30, 2016 represented liabilities of Griffin-American Healthcare REIT IV Holdings, LP, a variable interest entity and consolidated subsidiary of Griffin-American Healthcare REIT IV, Inc. The creditors of Griffin-American Healthcare REIT IV Holdings, LP do not have recourse against Griffin-American Healthcare REIT IV, Inc., except for the Line of Credit, as defined in Note 7, held by Griffin-American Healthcare REIT IV Holdings, LP in the amount of $12,000,000 as of September 30, 2016, which is guaranteed by Griffin-American Healthcare REIT IV, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2016 and 2015,
for the Nine Months Ended September 30, 2016 and
for the Period from January 23, 2015 (Date of Inception) through September 30, 2015
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended	Period from January 23, 2015 (Date of Inception) through
	2016	2015	September 30, 2016	September 30, 2015
Revenue:
Real estate revenue	$312,000	$—	$338,000	$—
Expenses:
Rental expenses	98,000	—	121,000	—
General and administrative	329,000	—	725,000	—
Acquisition related expenses	1,857,000	—	2,227,000	—
Depreciation and amortization	64,000	—	64,000	—
Total expenses	2,348,000	—	3,137,000	—
Loss from operations	(2,036,000)	—	(2,799,000)	—
Interest expense (including amortization of deferred financing costs)	(56,000)	—	(56,000)	—
Net loss	(2,092,000)	—	(2,855,000)	—
Less: net loss attributable to redeemable noncontrolling interest	—	—	—	—
Net loss attributable to controlling interest	$(2,092,000)	$—	$(2,855,000)	$—
Net loss per Class T and Class I common share attributable to controlling interest — basic and diluted	$(0.62)	$—	$(2.12)	$—
Weighted average number of Class T and Class I common shares outstanding — basic and diluted	3,357,979	20,833	1,345,578	20,833
Distributions declared per Class T and Class I common share	$0.15	$—	$0.25	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2016 and
for the Period from January 23, 2015 (Date of Inception) through September 30, 2015
(Unaudited)

	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE — December 31, 2015	20,833	$—	$200,000	$—	$200,000	$2,000	$202,000
Issuance of common stock	5,374,861	54,000	53,449,000	—	53,503,000	—	53,503,000
Offering costs — common stock	—	—	(7,584,000)	—	(7,584,000)	—	(7,584,000)
Issuance of vested and nonvested restricted common stock	15,000	—	30,000	—	30,000	—	30,000
Issuance of common stock under the DRIP	23,379	—	222,000	—	222,000	—	222,000
Amortization of nonvested common stock compensation	—	—	36,000	—	36,000	—	36,000
Reclassification of noncontrolling interest	—	—	—	—	—	(2,000)	(2,000)
Distributions declared	—	—	—	(598,000)	(598,000)	—	(598,000)
Net loss	—	—	—	(2,855,000)	(2,855,000)	—	(2,855,000)
BALANCE — September 30, 2016	5,434,073	$54,000	$46,353,000	$(3,453,000)	$42,954,000	$—	$42,954,000

	Stockholder’s Equity
	Class T Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Equity	Noncontrolling Interest	Total Equity
BALANCE — January 23, 2015 (Date of Inception)	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	20,833	—	200,000	—	200,000	—	200,000
Issuance of limited partnership units	—	—	—	—	—	2,000	2,000
BALANCE — September 30, 2015	20,833	$—	$200,000	$—	$200,000	$2,000	$202,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2016 and
for the Period from January 23, 2015 (Date of Inception) through September 30, 2015
(Unaudited)

	Nine Months Ended	Period from January 23, 2015 (Date of Inception) through
	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,855,000)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64,000	—
Other amortization (including deferred financing costs)	27,000	—
Deferred rent	(33,000)	—
Stock based compensation	66,000	—
Share discounts	49,000	—
Changes in operating assets and liabilities:
Accounts and other receivables	(80,000)	—
Other assets	(105,000)	—
Accounts payable and accrued liabilities	449,000	—
Accounts payable due to affiliates	33,000	—
Prepaid rent	(6,000)	—
Net cash used in operating activities	(2,391,000)	—
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate investments	(55,619,000)	—
Capital expenditures	(18,000)	—
Real estate deposits	(1,000,000)	—
Net cash used in investing activities	(56,637,000)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on mortgage loan payable	(19,000)	—
Borrowings under the Line of Credit	12,000,000	—
Proceeds from issuance of common stock	52,484,000	200,000
Contribution from noncontrolling interest to operating partnership	—	2,000
Deferred financing costs	(1,027,000)	—
Payment of offering costs	(1,889,000)	—
Distributions paid	(148,000)	—
Net cash provided by financing activities	61,401,000	202,000
NET CHANGE IN CASH	2,373,000	202,000
CASH — Beginning of period	202,000	—
CASH — End of period	$2,575,000	$202,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,000	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Investing Activities:
The following represents the increase in certain assets and liabilities in connection with our acquisitions of real estate investments:
Other assets	$144,000	$—
Mortgage loan payable	$3,968,000	$—
Accounts payable and accrued liabilities	$75,000	$—

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Nine Months Ended September 30, 2016 and
for the Period from January 23, 2015 (Date of Inception) through September 30, 2015
(Unaudited)

	Nine Months Ended	Period from January 23, 2015 (Date of Inception) through
	September 30, 2016	September 30, 2015
Security deposits and prepaid rent	$106,000	$—
Financing Activities:
Issuance of common stock under the DRIP	$222,000	$—
Distributions declared but not paid	$228,000	$—
Accrued Contingent Advisor Payment	$3,802,000	$—
Accrued stockholder servicing fee	$1,847,000	$—
Reclassification of noncontrolling interest	$2,000	$—
Receivable from transfer agent	$926,000	$—
Accrued deferred financing costs	$72,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended September 30, 2016 and 2015, for the Nine Months Ended September 30, 2016 and
for the Period from January 23, 2015 (Date of Inception) through September 30, 2015
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
The conditions of our minimum offering were satisfied on April 12, 2016, and we admitted our initial public subscribers as stockholders, excluding shares purchased by residents of Ohio, Washington and Pennsylvania (who were subject to higher minimum offering amounts). Having raised the minimum offering, the offering proceeds were released by the escrow agent to us on April 13, 2016 and were made available for the acquisition of properties and other purposes as disclosed in our prospectus dated February 16, 2016, or our prospectus, as filed with the United States Securities and Exchange Commission, or the SEC (provided that subscriptions from residents of Ohio, Washington and Pennsylvania were to continue to be held in escrow until we had received and accepted subscriptions aggregating at least $10,000,000, $20,000,000 and $150,000,000, respectively). The conditions of our minimum offering in Ohio and Washington were satisfied on June 14, 2016 and July 8, 2016, respectively, and as of such dates we were able to admit Ohio and Washington subscribers as stockholders.
As of September 30, 2016, we had received and accepted subscriptions in our offering for 5,374,861 aggregate shares of our Class T and Class I common stock, or approximately $53,443,000, excluding subscriptions from residents in Pennsylvania (who will not be admitted as stockholders until we have received and accepted subscriptions aggregating at least $150,000,000) and shares of our common stock issued pursuant to the DRIP.
We conduct substantially all of our operations through Griffin-American Healthcare REIT IV Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT IV Advisor, LLC, or Griffin-American Healthcare REIT IV Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor that has a one-year term that expires on February 16, 2017 and is subject to successive one-year renewals upon the mutual consent of the parties. Our advisor uses its best efforts, subject to the oversight and review of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Corporation, or Griffin Capital, or collectively, our co-sponsors. Effective March 1, 2015, American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by NorthStar Asset Management Group Inc. (NYSE: NSAM), or NSAM, and 7.8% owned by James F. Flaherty III, one of NSAM’s partners. NSAM has announced its intention to merge with Colony Capital, Inc. (NYSE:CLNY) and NorthStar Realty Finance Corp. (NYSE: NRF) to form a new combined company, Colony NorthStar, Inc. The proposed merger is subject to substantial closing conditions, including the required approval from each respective company’s stockholders, governmental and regulatory agencies and third parties. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or Griffin Capital Securities, or our dealer manager, NSAM, Mr. Flaherty, Colony Capital, Inc. or NorthStar Realty Finance Corp.; however, we are affiliated with Griffin-American Healthcare REIT IV Advisor, American Healthcare Investors and AHI Group Holdings.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of September 30, 2016, we had completed five property acquisitions comprising five buildings, or approximately 211,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $59,670,000.
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
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of September 30, 2016 and December 31, 2015, we owned greater than a 99.99% and a 99.00% general partnership interest, respectively, therein. Our advisor is a limited partner, and as of September 30, 2016 and December 31, 2015, our advisor owned less than a 0.01% and a 1.00% noncontrolling limited partnership interest, respectively, in our operating partnership.
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
Use of Estimates
The preparation of our accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities, at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Cash
Cash consists of all highly liquid investments with a maturity of three months or less when purchased.
Restricted Cash Held in Escrow
Restricted cash held in escrow of $45,000 as of September 30, 2016 is not included in our assets in our accompanying condensed consolidated balance sheets. Restricted cash held in escrow consists of funds received in connection with subscription agreements from residents of Pennsylvania to purchase shares of our common stock in connection with our offering. Such funds were held in an escrow account and will not be released to or available to us until we raise the minimum offering of $150,000,000 required by the state of Pennsylvania.
Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts
We recognize revenue in accordance with ASC Topic 605, Revenue Recognition, or ASC Topic 605. ASC Topic 605 requires that all four of the following basic criteria be met before revenue is realized or realizable and earned: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured. Tenant receivables are placed on nonaccrual status when management determines that collectability is not reasonably assured, and thus such revenue is recognized using the cash basis method.
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
Tenant receivables and unbilled deferred rent receivables are carried net of an allowance for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight line recognition of rents. Such allowances are charged to bad debt expense, which is included in general and administrative in our accompanying condensed consolidated statements of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees, current economic conditions and other relevant factors. As of September 30, 2016 and December 31, 2015, we did not have any allowances for uncollectible accounts.
Real Estate Investments, Net
We carry our operating properties at our historical cost less accumulated depreciation. The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings and capital improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and capital improvements, up to 39 years, and the cost for tenant improvements is depreciated over the shorter of the lease term or useful life, up to fourteen years. Furniture, fixtures and equipment, if any, is depreciated over the estimated useful life, up to 10 years. When depreciable property is retired, replaced or disposed of, the related cost and accumulated depreciation is removed from the accounts and any gain or loss is reflected in earnings.
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
If impairment indicators arise with respect to intangible assets with finite useful lives, we evaluate impairment by comparing the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If the estimated future undiscounted net cash flows are less than the carrying amount of the asset, we estimate the fair value of the asset and compare the estimated fair value to the intangible asset’s carrying value. We recognize any shortfall from carrying value as an impairment loss in the current period.
For the three months ended September 30, 2016 and 2015, for the nine months ended September 30, 2016 and for the period from January 23, 2015 (Date of Inception) through September 30, 2015, we did not incur any impairment losses.
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
The value of in-place lease costs, if any, are based on management’s evaluation of the specific characteristics of the tenant’s lease and our overall relationship with the tenants. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The net amounts related to in-place lease costs are included in identified intangible assets, net in our accompanying condensed consolidated balance sheets and are amortized to depreciation and amortization expense over the average downtime of the acquired leases with each property. The net amounts related to the value of tenant relationships, if any, would be included in identified intangible assets, net in our accompanying condensed consolidated balance sheets and would be amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases plus the market renewal lease term. The value of a master lease, if any, in which a previous owner or a tenant is relieved of specific rental obligations as additional space is leased, is determined by discounting the expected real estate revenue associated with the master lease space over the assumed lease-up period.
The value of above- or below-market debt, if any, is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage at the time of assumption. The net value of above- or below-market debt is included in mortgage loan payable, net in our accompanying condensed consolidated balance sheets and is amortized to interest expense over the remaining term of the assumed mortgage.
The value of derivative financial instruments, if any, is determined in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820, and is included in derivative financial instruments in our accompanying condensed consolidated balance sheets.
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
See Note 13, Fair Value Measurements, for a further discussion.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Real Estate Deposits
Real estate deposits include funds held by escrow agents and others to be applied towards the purchase of real estate.
Other Assets, Net
Other assets consist of deferred financing costs on the Line of Credit, as defined in Note 7, Line of Credit, prepaid expenses and deposits and deferred rent receivables. Deferred financing costs on the Line of Credit include amounts paid to lenders and others to obtain financing. Such costs are amortized using the straight-line method over the term of the related loan, which approximates the effective interest rate method. Amortization of deferred financing costs on the Line of Credit is included in interest expense in our accompanying condensed consolidated statements of operations. Prepaid expenses are amortized over the related contract periods.
See Note 5, Other Assets, Net, for a further discussion.
Stock Compensation
We follow ASC Topic 718, Compensation — Stock Compensation, or ASC Topic 718, to account for our stock compensation pursuant to the 2015 Incentive Plan, or our incentive plan, and the 2015 Independent Directors Compensation Plan. See Note 11, Equity — 2015 Incentive Plan and Independent Directors Compensation Plan, for a further discussion of grants under such plans.
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
If we fail to qualify and maintain our qualification as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to elect to be treated as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could have a material adverse affect on our net income and net cash available for distribution to stockholders. Because of our intention to elect REIT status for our taxable year ending December 31, 2016, we did not benefit from the loss incurred for the three and nine months ended September 30, 2016.
We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our accompanying condensed consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of September 30, 2016 and December 31, 2015, we did not have any tax benefits nor liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.
Segment Disclosure
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. As of September 30, 2016, we have determined that we operate through one reportable business segment, with activities related to investing in medical office buildings.
Recently Issued or Adopted Accounting Pronouncements
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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03, which amends the presentation of debt issuance costs in the financial statements to present such costs as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Amortization of such costs is required to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, or ASU 2015-15, which clarified that debt issuance costs associated with line of credit arrangements may continue to be presented as an asset, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The application of ASU 2015-03 requires retrospective adjustment of all prior periods presented. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015 with early adoption permitted. We adopted ASU 2015-03 on January 1, 2016, which did not have an impact on our consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which introduces a new approach to estimate credit losses on certain types of financial instruments based on expected losses. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted after December 15, 2018. We have not yet determined the impact the adoption of ASU 2016-13 on January 1, 2020 will have on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, or ASU 2016-15, which intends to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. We have not yet determined the impact the adoption of ASU 2016-15 on January 1, 2018 will have on our consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, or ASU 2016-16, which removes the prohibition in ASC 740, Income Taxes, against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. We have not yet determined the impact the adoption of ASU 2016-16 on January 1, 2018 will have on our consolidated financial statements.
In October 2016, the FASB issued ASU 2016-17, Interests Held through Related Parties That Are under Common Control, or ASU 2016-17, which amends the consolidation requirements that apply to a single decision maker’s evaluation of interests held through related parties that are under common control when it is determining whether it is the primary beneficiary of a VIE. ASU 2016-17 is effective for annual periods beginning on or after December 15, 2016. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2016-17 on December 15, 2016 to have a material impact on our consolidated financial statements.
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Building and improvements	$44,627,000	$—
Land	8,369,000	—
	52,996,000	—
Less: accumulated depreciation	(40,000)	—
	$52,956,000	$—
Depreciation expense for the three and nine months ended September 30, 2016 was $40,000. We did not incur any depreciation expense for the three months ended September 30, 2015 and for the period from January 23, 2015 (Date of Inception) through September 30, 2015. In addition to the acquisitions discussed below, for the three and nine months ended September 30, 2016, we had capital expenditures of $18,000 on our medical office buildings.
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors. For the three and nine

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

months ended September 30, 2016, such fees and expenses paid did not exceed 6.0% of the contract purchase price of our property acquisitions. We did not incur such fees and expenses for the three months ended September 30, 2015 and for the period from January 23, 2015 (Date of Inception) through September 30, 2015.
Acquisitions in 2016
For the nine months ended September 30, 2016, we completed five property acquisitions comprising five buildings from unaffiliated third parties. The aggregate contract purchase price of these properties was $59,670,000 and we incurred $2,685,000 in total acquisition fees to our advisor in connection with these property acquisitions. See Note 14, Business Combinations, for a further discussion. The following is a summary of our property acquisitions for the nine months ended September 30, 2016:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Mortgage Loan Payable(2)	Line of Credit(3)	Total Acquisition Fee(4)
Auburn MOB	Auburn, CA	Medical Office	06/28/16	$5,450,000	$—	$—	$245,000
Pottsville MOB	Pottsville, PA	Medical Office	09/16/16	9,150,000	—	—	412,000
Charlottesville MOB	Charlottesville, VA	Medical Office	09/22/16	20,120,000	—	—	905,000
Rochester Hills MOB	Rochester Hills, MI	Medical Office	09/29/16	8,300,000	3,968,000	—	374,000
Cullman MOB III	Cullman, AL	Medical Office	09/30/16	16,650,000	—	12,000,000	749,000
Total				$59,670,000	$3,968,000	$12,000,000	$2,685,000
___________

(1)	We own 100% of our properties acquired in 2016.

(2)	Represents the principal balance of the mortgage loan payable assumed by us at the time of acquisition.

(3)	Represents a borrowing under the Line of Credit, as defined in Note 7, Line of Credit, at the time of acquisition.

(4)
Our advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, a base acquisition fee of 2.25% of the contract purchase price upon the closing of the acquisition. In addition, the total acquisition fee includes a Contingent Advisor Payment, as defined in Note 12, Related Party Transactions, in the amount of 2.25% of the contract purchase price of the property acquired, which shall be paid by us to our advisor, subject to the satisfaction of certain conditions. See Note 12, Related Party Transactions — Acquisition and Development Stage — Acquisition Fee, for a further discussion.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

4. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
In-place leases, net of accumulated amortization of $24,000 as of September 30, 2016 (with a weighted average remaining life of 6.8 years as of September 30, 2016)	$5,454,000	$—
Leasehold interests (with a weighted average remaining life of 90.6 years as of September 30, 2016)	1,412,000	—
	$6,866,000	$—
Amortization expense on identified intangible assets for the three and nine months ended September 30, 2016 was $24,000. We did not incur any amortization expense on identified intangible assets for the three months ended September 30, 2015 and for the period from January 23, 2015 (Date of Inception) through September 30, 2015.
The aggregate weighted average remaining life of the identified intangible assets was 24.0 years as of September 30, 2016. As of September 30, 2016, estimated amortization expense on the identified intangible assets for the three months ending December 31, 2016 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2016	$226,000
2017	902,000
2018	902,000
2019	902,000
2020	852,000
Thereafter	3,082,000
$6,866,000
5. Other Assets, Net
Other assets, net consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Deferred financing costs, net of accumulated amortization of $27,000 as of September 30, 2016(1)	$970,000	$—
Prepaid expenses and deposits	249,000	—
Deferred rent receivables	33,000	—
	$1,252,000	$—
___________

(1)	In accordance with ASU 2015-03 and ASU 2015-15, deferred financing costs, net only include costs related to the Line of Credit, as defined in Note 7, Line of Credit.

Amortization expense on deferred financing costs of the Line of Credit for the three and nine months ended September 30, 2016 was $27,000. Amortization expense on deferred financing costs of the Line of Credit is recorded to interest expense in our accompanying condensed consolidated statements of operations. We did not incur any amortization expense on deferred financing costs of the Line of Credit for the three months ended September 30, 2015 and for the period from January 23, 2015 (Date of Inception) through September 30, 2015.
6. Mortgage Loan Payable, Net
As of September 30, 2016, mortgage loan payable was $3,949,000 ($3,847,000, including deferred financing costs). As of September 30, 2016, we had one fixed-rate mortgage loan on Rochester Hills MOB with an interest rate of 5.25% per annum and a maturity date of August 1, 2029. We did not have any mortgage loan payable as of December 31, 2015.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We are required by the terms of certain loan documents to meet certain reporting requirements. As of September 30, 2016, we were in compliance with all such requirements.
We did not have any mortgage loan payable, net as of September 30, 2015. The changes in the carrying amount of mortgage loan payable consisted of the following for the nine months ended September 30, 2016:

Amount
Beginning balance	$—
Additions:
Assumption of mortgage loan payable	3,968,000
Deductions:
Scheduled principal payments on mortgage loan payable	(19,000)
Deferred financing costs(1)	(102,000)
Ending balance	$3,847,000
___________

(1)	In accordance with ASU 2015-03 and ASU 2015-15, deferred financing costs only includes costs related to our mortgage loan payable.
As of September 30, 2016, the principal payments due on our mortgage loan payable for the three months ending December 31, 2016 and for each of the next four years ending December 31 and thereafter were as follows:

Year	Amount
2016	$62,000
2017	255,000
2018	269,000
2019	284,000
2020	299,000
Thereafter	2,780,000
$3,949,000
7. Line of Credit
On August 25, 2016, we, through our operating partnership, as borrower, and certain of our subsidiaries, or the subsidiary guarantors, and us, collectively as guarantors, entered into a credit agreement, or the Credit Agreement, with Bank of America, N.A., or Bank of America, as administrative agent, swing line lender and letters of credit issuer; and KeyBank, National Association, or KeyBank, as syndication agent and letters of credit issuer, to obtain a revolving line of credit with an aggregate maximum principal amount of $100,000,000, or the Line of Credit, subject to certain terms and conditions.
On August 25, 2016, we also entered into separate revolving notes, or the Revolving Notes, with each of Bank of America and KeyBank, whereby we promised to pay the principal amount of each revolving loan and accrued interest to the respective lender or its registered assigns, in accordance with the terms and conditions of the Credit Agreement. The proceeds of loans made under the Line of Credit may be used for general working capital (including acquisitions), capital expenditures and other general corporate purposes not inconsistent with obligations under the Credit Agreement. We may obtain up to $20,000,000 in the form of standby letters of credit and up to $25,000,000 in the form of swing line loans. The Line of Credit matures on August 25, 2019, and may be extended for one 12-month period during the term of the Credit Agreement subject to satisfaction of certain conditions, including payment of an extension fee.
The maximum principal amount of the Credit Agreement may be increased by up to $100,000,000, for a total principal amount of $200,000,000, subject to: (i) the terms of the Credit Agreement; and (ii) at least five business days’ prior written notice to Bank of America.
At our option, the Line of Credit bears interest at per annum rates equal to (a) (i) the Eurodollar Rate (as defined in the Credit Agreement) plus (ii) a margin ranging from 1.75% to 2.25% based on our Consolidated Leverage Ratio (as defined in the Credit Agreement), or (b) (i) the greater of: (1) the prime rate publicly announced by Bank of America, (2) the Federal Funds

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Rate (as defined in the Credit Agreement) plus 0.50%, (3) the one-month Eurodollar Rate plus 1.00%, and (4) 0.00%, plus (ii) a margin ranging from 0.55% to 1.05% based on our Consolidated Leverage Ratio. Accrued interest on the Line of Credit is payable monthly. The loans may be repaid in whole or in part without prepayment premium or penalty, subject to certain conditions.
We are required to pay a fee on the unused portion of the lenders’ commitments under the Credit Agreement at a per annum rate equal to 0.20% if the average daily used amount is greater than 50.0% of the commitments and 0.25% if the average daily used amount is less than or equal to 50.0% of the commitments, which fee shall be measured and payable on a quarterly basis.
The Credit Agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by our operating partnership and its subsidiaries. The Credit Agreement also imposes certain financial covenants based on the following criteria, which are specifically defined in the Credit Agreement: (a) Consolidated Leverage Ratio; (b) Consolidated Secured Leverage Ratio; (c) Consolidated Tangible Net Worth; (d) Consolidated Fixed Charge Coverage Ratio; (e) Unencumbered Indebtedness Yield; (f) Consolidated Unencumbered Leverage Ratio; (g) Consolidated Unencumbered Interest Coverage Ratio; (h) Secured Recourse Indebtedness; and (i) Consolidated Unsecured Indebtedness.
The Credit Agreement requires us to add additional subsidiaries as guarantors in the event the value of the assets owned by the subsidiary guarantors falls below a certain threshold as set forth in the Credit Agreement. In the event of default, Bank of America has the right to terminate its obligations under the Credit Agreement, including the funding of future loans, and to accelerate the payment on any unpaid principal amount of all outstanding loans and interest thereon. Additionally, in connection with the Credit Agreement, we also entered into a Pledge Agreement on August 25, 2016, pursuant to which we pledged the capital stock of our subsidiaries which own the real property to be included in the Unencumbered Property Pool, as such term is defined in the Credit Agreement. The pledged collateral will be released upon achieving a consolidated total asset value of at least $750,000,000.
As of September 30, 2016, our aggregate borrowing capacity under the Line of Credit was $100,000,000. As of September 30, 2016, borrowings outstanding totaled $12,000,000, and $88,000,000 remained available under the Line of Credit. As of September 30, 2016, the weighted average interest rate on borrowings outstanding was 2.27% per annum.
8. Identified Intangible Liabilities
As of September 30, 2016, identified intangible liabilities consisted of below-market leases of $248,000. We did not have any identified intangible liabilities as of December 31, 2015. The aggregate weighted average remaining life of below-market leases was 10.5 years as of September 30, 2016. As of September 30, 2016, estimated amortization expense on below-market leases for the three months ending December 31, 2016 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2016	$6,000
2017	26,000
2018	26,000
2019	26,000
2020	26,000
Thereafter	138,000
$248,000
9. Commitments and Contingencies
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Environmental Matters
We follow a policy of monitoring our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist at our properties, we are not currently aware of any environmental liability with respect to our properties that would have a material effect on our consolidated financial position, results of operations or cash flows. Further, we are not aware of any material environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.
Other
Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business, which include calls/puts to sell/acquire properties. In our view, these matters are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
10. Redeemable Noncontrolling Interest
As of September 30, 2016 and December 31, 2015, we owned greater than a 99.99% and a 99.00% general partnership interest, respectively, in our operating partnership, and our advisor owned less than a 0.01% and a 1.00% limited partnership interest, respectively, in our operating partnership. The noncontrolling interest of our advisor in our operating partnership, which has redemption features outside of our control, is accounted for as a redeemable noncontrolling interest and is presented outside of permanent equity in our accompanying condensed consolidated balance sheets. See Note 11, Equity — Noncontrolling Interest of Limited Partner in Operating Partnership, for a further discussion. In addition, see Note 12, Related Party Transactions — Liquidity Stage — Subordinated Participation Interest — Subordinated Distribution Upon Listing, and Note 12, Related Party Transactions — Subordinated Distribution Upon Termination, for a further discussion of the redemption features of the limited partnership units.
We record the carrying amount of redeemable noncontrolling interest at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss and distributions; or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interest consisted of the following for the nine months ended September 30, 2016:

Amount
Balance — December 31, 2015	$—
Reclassification from equity	2,000
Net loss attributable to redeemable noncontrolling interest	—
Balance — September 30, 2016	$2,000
11. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of September 30, 2016 and December 31, 2015, no shares of preferred stock were issued and outstanding.
Common Stock
Our charter authorizes us to issue 1,000,000,000 shares of our common stock, par value $0.01 per share. We commenced our public offering of shares of our common stock on February 16, 2016, and as of such date we were offering to the public up to $3,150,000,000 of shares of our Class T common stock, consisting of up to $3,000,000,000 of shares of our Class T common stock for $10.00 per share in our primary offering and up to $150,000,000 of shares of our Class T common stock for $9.50 per share pursuant to the DRIP. Effective June 17, 2016, we reallocated certain of the unsold shares of our Class T common stock being offered, such that we are currently offering up to approximately $2,800,000,000 in shares of Class T common stock at a price of $10.00 per share and $200,000,000 in shares of Class I common stock at a price of $9.30 per share in our primary offering, and up to $150,000,000 in shares of our common stock pursuant to the DRIP at a purchase price of $9.50 per share. Subsequent to the reallocation, of the 1,000,000,000 shares of common stock authorized, 900,000,000 shares are classified as Class T common stock and 100,000,000 shares are classified as Class I common stock. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and the DRIP, and among classes of stock.

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
On April 13, 2016, we granted an aggregate of 15,000 shares of our restricted common stock to our independent directors. Through September 30, 2016, we had issued 5,374,861 aggregate shares of our Class T and Class I common stock in connection with the primary portion of our offering and 23,379 shares of our Class T and Class I common stock pursuant to the DRIP. As of September 30, 2016 and December 31, 2015, we had 5,434,073 and 20,833 shares of our Class T and Class I common stock issued and outstanding, respectively.
As of September 30, 2016, we had a receivable of $926,000 for offering proceeds, net of selling commissions and dealer manager fees, from our transfer agent, which was received in October 2016.
Distribution Reinvestment Plan
We have registered and reserved $150,000,000 in shares of our common stock for sale pursuant to the DRIP in our offering. The DRIP allows stockholders to purchase additional Class T shares and Class I shares of our common stock through the reinvestment of distributions during our offering at an offering price equal to 95.0% of the primary offering price for Class T shares, or $9.50 assuming a $10.00 per share primary offering price for Class T shares. Pursuant to the DRIP, distributions with respect to Class T shares are reinvested in Class T shares and distributions with respect to Class I shares are reinvested in Class I shares.
For the three and nine months ended September 30, 2016, $203,000 and $222,000 in distributions, respectively, were reinvested and 21,376 and 23,379 shares of our common stock, respectively, were issued pursuant to the DRIP. No reinvestment of distributions were made for the three months ended September 30, 2015 and for the period from January 23, 2015 (Date of Inception) through September 30, 2015. As of September 30, 2016 and December 31, 2015, a total of $222,000 and $0 in distributions, respectively, were reinvested and 23,379 and 0 shares of our common stock, respectively, were issued pursuant to the DRIP.
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
All repurchases will be subject to a one-year holding period, except for repurchases made in connection with a stockholder’s death or “qualifying disability,” as defined in our share repurchase plan. Further, all share repurchases will be repurchased following a one-year holding period at a price between 92.5% and 100% of each stockholder’s repurchase amount depending on the period of time their shares have been held. At any time while we are engaged in an offering of shares of our common stock, the repurchase amount for shares repurchased under our share repurchase plan will always be equal to or lower than the applicable per share offering price. However, if shares of our common stock are repurchased in connection with a stockholder’s death or qualifying disability, the repurchase price will be no less than 100% of the price paid to acquire the shares of our common stock from us. Furthermore, our share repurchase plan provides that if there are insufficient funds to honor all repurchase requests, pending requests will be honored among all requests for repurchase in any given repurchase period, as follows: first, pro rata as to repurchases sought upon a stockholder’s death; next, pro rata as to repurchases sought by

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

stockholders with a qualifying disability; and, finally, pro rata as to other repurchase requests. No share repurchases were requested or made for the three months ended September 30, 2016 and 2015, for the nine months ended September 30, 2016 and for the period from January 23, 2015 (Date of Inception) through September 30, 2015.
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
Upon the election of our three independent directors to our board of directors on February 12, 2016, or the service inception date, the independent directors each became entitled to 5,000 shares of our restricted Class T common stock, as defined in our incentive plan, upon the initial release from escrow of the minimum offering. Having raised the minimum offering and upon the initial release from escrow, on April 13, 2016, or the grant date, we granted 5,000 shares of our restricted Class T common stock, as defined in our incentive plan, to each of our three independent directors in connection with their initial election to our board of directors, of which 20.0% immediately vested on the grant date and 20.0% will vest on each of the first four anniversaries of the grant date. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock will have full voting rights and rights to distributions.
From the service inception date to the grant date, we recognized compensation expense related to the shares of our restricted Class T common stock based on the reporting date fair value, which was estimated at $10.00 per share, the price paid to acquire one share of Class T common stock in our offering. After the grant date, compensation cost related to the shares of our restricted common stock is measured based on the grant date fair value. Stock compensation expense is recognized from the service inception date to the vesting date for each vesting tranche (i.e., on a tranche-by-tranche basis) using the accelerated attribution method.
For the three and nine months ended September 30, 2016, we recognized compensation expense of $14,000 and $66,000, respectively, which is included in general and administrative in our accompanying condensed consolidated statements of operations. We did not incur compensation expense for the three months ended September 30, 2015 and for the period from January 23, 2015 (Date of Inception) through September 30, 2015. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three and nine months ended September 30, 2016, we did not assume any forfeitures.
As of September 30, 2016 and December 31, 2015, there was $84,000 and $0, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of our restricted common stock. This expense is expected to be recognized over a remaining weighted average period of 2.03 years.
As of September 30, 2016 and December 31, 2015, the weighted average grant date fair value of the nonvested shares of our restricted common stock was $120,000 and $0, respectively. A summary of the status of the nonvested shares of our restricted common stock as of September 30, 2016 and December 31, 2015 and the changes for the nine months ended September 30, 2016 is presented below:

	Number of Nonvested Shares of our Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance — December 31, 2015	—	$—
Granted	15,000	$10.00
Vested	(3,000)	$10.00
Forfeited	—	$—
Balance — September 30, 2016	12,000	$10.00
Expected to vest — September 30, 2016	12,000	$10.00

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Offering Costs
Selling Commissions
Generally, we pay our dealer manager selling commissions of up to 3.0% of the gross offering proceeds from the sale of Class T shares of our common stock pursuant to the primary offering. No selling commissions are payable on Class I shares or shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three and nine months ended September 30, 2016, we incurred $1,012,000 and $1,392,000, respectively, in selling commissions to our dealer manager, which are charged to stockholders’ equity as such amounts were paid to our dealer manager from the gross proceeds of our offering. Our dealer manager did not receive any selling commissions for the three months ended September 30, 2015 and for the period from January 23, 2015 (Date of Inception) through September 30, 2015.
Dealer Manager Fee
Generally, our dealer manager receives a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock sold pursuant to the primary offering, of which 1.0% of the gross offering proceeds is funded by us. No dealer manager fee is payable on shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three and nine months ended September 30, 2016, we incurred $370,000 and $521,000, respectively, in dealer manager fees to our dealer manager, which are charged to stockholders’ equity as such amounts were paid to our dealer manager or its affiliates from the gross proceeds of our offering. Our dealer manager did not receive any dealer manager fees for the three months ended September 30, 2015 and for the period from January 23, 2015 (Date of Inception) through September 30, 2015. See Note 12, Related Party Transactions — Offering Stage — Dealer Manager Fee, for a further discussion of the dealer manager fee funded by our advisor.
Stockholder Servicing Fee
We pay our dealer manager a stockholder servicing fee with respect to our Class T shares sold as additional compensation to the dealer manager and participating broker-dealers. No stockholder servicing fee shall be paid with respect to Class I shares or shares sold pursuant to the DRIP. The stockholder servicing fee accrues daily equal to 1/365th of 1.0% of the purchase price per share of our Class T shares sold and is paid quarterly. We will cease paying the stockholder servicing fee with respect to our Class T shares sold in our offering upon the occurrence of certain defined events. Our dealer manager may re-allow to participating broker-dealers all or a portion of the stockholder servicing fee for services that such participating broker-dealers perform in connection with the shares of our Class T common stock. For the three and nine months ended September 30, 2016, we incurred $1,349,000 and $1,856,000, respectively, to our dealer manager in connection with the stockholder servicing fee. As of September 30, 2016, we accrued $1,847,000 in connection with the stockholder servicing fee payable, which is included in accounts payable and accrued liabilities with a corresponding offset to stockholders’ equity in our accompanying condensed consolidated balance sheets.
Noncontrolling Interest of Limited Partner in Operating Partnership
On February 6, 2015, our advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for 222 Class T partnership units. Following our reverse stock split and the corresponding conversion of the partnership units of our operating partnership, our advisor owned 89 Class T partnership units effective as of July 23, 2015. On October 22, 2015, we effected a stock split, which increased the number of Class T partnership units outstanding to 208. Upon the effectiveness of the Advisory Agreement on February 16, 2016, Griffin-American Healthcare REIT IV Advisor became our advisor. As our advisor, Griffin-American Healthcare REIT IV Advisor is entitled to redemption rights of its limited partnership units. Therefore, as of February 16, 2016, such limited partnership units no longer meet the criteria for classification within the equity section of our accompanying condensed consolidated balance sheets, and as such, were reclassified outside of permanent equity, as a mezzanine item, in our accompanying condensed consolidated balance sheets. See Note 10, Redeemable Noncontrolling Interest, for a further discussion.
12. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and one of our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings; however, we are not affiliated with Griffin Capital,

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Griffin Capital Securities, NSAM, Mr. Flaherty, Colony Capital, Inc. or NorthStar Realty Finance Corp. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. For the three and nine months ended September 30, 2016, we incurred $2,331,000 and $5,500,000, respectively, in fees and expenses to our affiliates as detailed below. We did not incur fees and expenses to our affiliates for the three months ended September 30, 2015 and for the period from January 23, 2015 (Date of Inception) through September 30, 2015.
Offering Stage
Dealer Manager Fee
Generally, our dealer manager receives a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of shares of our common stock sold pursuant to the primary offering, of which 2.0% of the gross offering proceeds is funded by our advisor. No dealer manager fee is payable on shares of our common stock sold pursuant to the DRIP. Our advisor intends to recoup the portion of the dealer manager fee it funds through the receipt of the Contingent Advisor Payment from us, as described below, through the payment of acquisition fees. For the three and nine months ended September 30, 2016, we incurred $741,000 and $1,043,000, respectively, payable to our advisor as part of the Contingent Advisor Payment in connection with the dealer manager fee that our advisor had incurred. We did not incur any dealer manager fees to our advisor for the three months ended September 30, 2015 and for the period from January 23, 2015 (Date of Inception) through September 30, 2015.
As of December 31, 2015, our advisor had not incurred any dealer manager fees as we commenced our offering in February 2016. As of September 30, 2016, we accrued $1,043,000 as part of the Contingent Advisor Payment related to the dealer manager fee that our advisor had incurred, which is included in accounts payable due to affiliates with a corresponding offset to stockholders’ equity in our accompanying condensed consolidated balance sheets. As of September 30, 2016, we have not paid any amounts to our advisor in connection with the Contingent Advisor Payment. See Note 11, Equity — Offering Costs — Dealer Manager Fee, for a further discussion of the dealer manager fee funded by us.
Other Organizational and Offering Expenses
Our other organizational and offering expenses in connection with our offering (other than selling commissions, the dealer manager fee and the stockholder servicing fee) are funded by our advisor. Our advisor intends to recoup such expenses it funds through the receipt of the Contingent Advisor Payment from us, as described below, through the payment of acquisition fees. We anticipate that our other organizational and offering expenses will not exceed 1.0% of the gross offering proceeds for shares of our common stock sold pursuant to our primary offering. No other organizational and offering expenses will be paid with respect to shares of our common stock sold pursuant to the DRIP. For the three and nine months ended September 30, 2016, we incurred $344,000 and $2,759,000, respectively, payable to our advisor as part of the Contingent Advisor Payment in connection with the other organizational and offering expenses that our advisor had incurred. We did not incur any other organizational and offering expenses to our advisor or its affiliates for the three months ended September 30, 2015 and for the period from January 23, 2015 (Date of Inception) through September 30, 2015.
As of December 31, 2015, our advisor has incurred other organizational and offering expenses of approximately $1,606,000 on our behalf, which expenses were not recorded in our condensed consolidated balance sheets because such costs did not become our liability until we reached the minimum offering on April 12, 2016. As of September 30, 2016, we recorded $2,759,000 as part of the Contingent Advisor Payment related to the other organizational and offering expenses that our advisor had incurred, which is included in accounts payable due to affiliates with a corresponding offset to stockholders’ equity in our accompanying condensed consolidated balance sheets. As of September 30, 2016, we have not paid any amounts to our advisor in connection with the Contingent Advisor Payment.
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
The base acquisition fee in connection with the acquisition of properties is expensed as incurred in accordance with ASC Topic 805 and included in acquisition related expenses in our accompanying condensed consolidated statements of operations. The base acquisition fee in connection with the acquisition of real estate-related investments is capitalized as part of the associated investment in our accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2016, we paid base acquisition fees of $1,220,000 and $1,343,000, respectively, to our advisor. We did not pay any base acquisition fees to our advisor for the three months ended September 30, 2015 and for the period from January 23, 2015 (Date of Inception) through September 30, 2015. The Contingent Advisor Payment is used to decrease the liability we incur to our advisor in connection with the dealer manager fee and other organizational and offering expenses. For a further discussion of amounts paid in connection with the Contingent Advisor Payment, see Dealer Manager Fee and Other Organizational and Offering Expenses, above. In addition, see Note 3, Real Estate Investments, Net, for a further discussion.
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
For the three months ended September 30, 2016 and 2015, for the nine months ended September 30, 2016 and for the period from January 23, 2015 (Date of Inception) through September 30, 2015, we did not incur any development fees to our advisor or its affiliates.
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
Reimbursements of acquisition expenses are expensed as incurred in accordance with ASC Topic 805 and included in acquisition related expenses in our accompanying condensed consolidated statements of operations. Reimbursements of acquisition expenses in connection with the acquisition of real estate-related investments are capitalized as part of the associated investment in our accompanying condensed consolidated balance sheets. For the three months ended September 30, 2016 and 2015, for the nine months ended September 30, 2016 and for the period from January 23, 2015 (Date of Inception) through September 30, 2015, we did not incur any acquisition expenses to our advisor or its affiliates.

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
Asset management fees are included in general and administrative in our accompanying condensed consolidated statements of operations. We did not incur any asset management fees for the three and nine months ended September 30, 2016 as a result of our advisor waiving $29,000 and $31,000, respectively, in asset management fees. Our advisor agreed to waive certain asset management fees that may otherwise be due to our advisor pursuant to the Advisory Agreement until such time as the amount of such waived asset management fees is equal to the amount of distributions payable to our stockholders for the period beginning on May 1, 2016 and ending on the date of the acquisition of our first property or real estate-related investment, as such terms are defined in the Advisory Agreement. Accordingly, pursuant to such waiver, the asset management fees of $31,000 that would have been incurred through September 2016 were waived by our advisor and we anticipate an additional $49,000 in asset management fees will be waived in subsequent months. Our advisor will not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees. We did not incur any asset management fees to our advisor or its affiliates for the three months ended September 30, 2015 and for the period from January 23, 2015 (Date of Inception) through September 30, 2015.
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
Property management fees are included in rental expenses in our accompanying condensed consolidated statements of operations. For the three and nine months ended September 30, 2016, we incurred property management fees of $5,000 to our advisor or its affiliates. We did not incur any property management fees to our advisor or its affiliates for the three months ended September 30, 2015 and for the period from January 23, 2015 (Date of Inception) through September 30, 2015.
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
Lease fees are capitalized as lease commissions and are included in other assets, net in our accompanying condensed consolidated balance sheets. For the three months ended September 30, 2016 and 2015, for the nine months ended September 30, 2016 and for the period from January 23, 2015 (Date of Inception) through September 30, 2015, we did not incur any lease fees to our advisor or its affiliates.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, we pay our advisor or its affiliates a construction management fee of up to 5.0% of the cost of such improvements. Construction management fees are capitalized as part of the associated asset and included in real estate investments, net in our accompanying condensed consolidated balance sheets or are expensed and included in our accompanying condensed consolidated statements of operations, as applicable. For the three months ended September 30, 2016 and 2015, for the nine months ended September 30, 2016 and for the period from January 23, 2015 (Date of Inception) through September 30, 2015, we did not incur any construction management fees to our advisor or its affiliates.
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
For the 12 months ended September 30, 2016, our operating expenses exceeded this limitation by $498,000. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 7.9% and (24.1)%, respectively, for the 12 months ended September 30, 2016. We raised the minimum offering and had funds held in escrow released to us to commence real estate operations in April 2016. We purchased our first property in June 2016. At this early stage of our operations, our general and administrative expenses are relatively high compared with our net income and our average invested assets. Our board of directors determined that the relationship of our general and administrative expenses to our funds from operations and our average invested assets was justified for the 12 months ended September 30, 2016 given the costs of operating a public company and the early stage of our operations.
For the three and nine months ended September 30, 2016, our advisor incurred operating expenses on our behalf of $21,000 and $350,000, respectively. Our advisor or its affiliates did not incur any operating expenses on our behalf for the three months ended September 30, 2015 and for the period from January 23, 2015 (Date of Inception) through September 30, 2015. Operating expenses are generally included in general and administrative in our accompanying condensed consolidated statements of operations.
Compensation for Additional Services
We pay our advisor and its affiliates for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated parties for similar services. For the three months ended September 30, 2016 and 2015, for the nine months ended September 30, 2016 and for the period from January 23, 2015 (Date of Inception) through September 30, 2015, our advisor and its affiliates were not compensated for any additional services.
Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, we pay our advisor or its affiliates a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the three months ended September 30, 2016 and 2015, for the nine months ended September 30, 2016 and for the period from January 23, 2015 (Date of Inception) through September 30, 2015, we did not incur any disposition fees to our advisor or its affiliates.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, we will pay our advisor a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the remaining net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of: (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan); plus (ii) an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three months ended September 30, 2016 and 2015, for the nine months ended September 30, 2016 and for the period from January 23, 2015 (Date of Inception) through September 30, 2015, we did not pay any such distributions to our advisor.
Subordinated Distribution Upon Listing
Upon the listing of shares of our common stock on a national securities exchange, in redemption of our advisor’s limited partnership units, we will pay our advisor a distribution equal to 15.0% of the amount by which: (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing, among other factors. For the three months ended September 30, 2016 and 2015, for the nine months ended September 30, 2016 and for the period from January 23, 2015 (Date of Inception) through September 30, 2015, we did not pay any such distributions to our advisor.
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
As of September 30, 2016, we had not recorded any charges to earnings related to the subordinated distribution upon termination.
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
Purchases of shares of our common stock pursuant to the stock purchase plans commenced beginning with the officers’ regularly scheduled payroll payment after the initial release from escrow of the minimum offering amount, on April 13, 2016. The stock purchase plans terminate on December 31, 2016 or earlier upon the occurrence of certain events, unless otherwise renewed or extended. The shares of common stock were purchased at a price of $9.60 per share, reflecting the purchase price of the Class T shares in our offering, exclusive of selling commissions and the portion of the dealer manager fee funded by us.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

For the nine months ended September 30, 2016, our officers invested the following amounts and we issued the following shares of our Class T common stock pursuant to the applicable stock purchase plan:

		Nine Months Ended
		September 30, 2016
Officer’s Name	Title	Amount	Shares
Jeffrey T. Hanson	Chief Executive Officer and Chairman of the Board of Directors	$115,000	11,936
Danny Prosky	President and Chief Operating Officer	133,000	13,810
Mathieu B. Streiff	Executive Vice President and General Counsel	127,000	13,259
Stefan K.L. Oh	Executive Vice President of Acquisitions	15,000	1,605
		$390,000	40,610
Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of September 30, 2016 and December 31, 2015:

Fee	September 30, 2016	December 31, 2015
Contingent Advisor Payment	$3,802,000	$—
Operating expenses	29,000	—
Property management fees	4,000	—
	$3,835,000	$—
13. Fair Value Measurements
Financial Instruments Disclosed at Fair Value
ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under ASC Topic 820.
Our accompanying condensed consolidated balance sheets include the following financial instruments: cash, accounts and other receivables, real estate deposits, accounts payable and accrued liabilities, accounts payable due to affiliates, mortgage loan payable and borrowings under the Line of Credit.
We consider the carrying values of cash, accounts and other receivables, real estate deposits and accounts payable and accrued liabilities to approximate the fair value for these financial instruments based upon an evaluation of the underlying characteristics, market data and because of the short period of time between origination of the instruments and their expected realization. The fair value of cash is classified in Level 1 of the fair value hierarchy. The fair value of accounts payable due to affiliates is not determinable due to the related party nature of the accounts payable. The fair value of the other financial instruments is classified in Level 2 of the fair value hierarchy.
The fair value of the mortgage loan payable and the Line of Credit is estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. As of September 30, 2016, the fair value of the mortgage loan payable was $4,102,000, compared to the carrying value of $3,847,000. As of September 30, 2016, the fair value of the Line of Credit was $12,007,000, compared to the carrying value of $11,030,000. We did not have any mortgage loan payable nor line of credit as of December 31, 2015. We have determined that the mortgage loan payable and the Line of Credit are classified in Level 2 within the fair value hierarchy.
14. Business Combinations
For the nine months ended September 30, 2016, using net proceeds from our offering and debt financing, we completed five property acquisitions comprising five buildings, which have been accounted for as business combinations. The aggregate contract purchase price for these property acquisitions was $59,670,000, plus closing costs and base acquisition fees of $1,980,000, which are included in acquisition related expenses in our accompanying condensed consolidated statements of operations. See Note 3, Real Estate Investments, Net, for a listing of the properties acquired, acquisition dates and the amount of financing initially incurred in connection with such acquisitions. In addition, we incurred Contingent Advisor Payments of $1,342,000 to our advisor for these property acquisitions. See Note 12, Related Party Transactions, for a further discussion of

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

the Contingent Advisor Payment. We did not complete any property acquisitions for the nine months ended September 30, 2015.
Results of operations for these property acquisitions during the nine months ended September 30, 2016 are reflected in our accompanying condensed consolidated statements of operations for the period from the date of acquisition of each property through September 30, 2016. For the period from the acquisition date through September 30, 2016, we recognized the following amounts of revenue and net income for the property acquisitions:

Acquisition	Revenue	Net Income
Auburn MOB	$239,000	$74,000
Pottsville MOB	$42,000	$33,000
Charlottesville MOB	$47,000	$37,000
Rochester Hills MOB	$6,000	$4,000
Cullman MOB III	$4,000	$4,000
The fair values of the assets acquired and liabilities assumed during 2016 were preliminary estimates determined using the income, cost and market approaches. Any necessary adjustments will be finalized within one year from the date of acquisition. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed of our five property acquisitions in 2016:

	Auburn MOB	Pottsville MOB	Charlottesville MOB	Rochester Hills MOB	Cullman MOB III
Building and improvements	$4,600,000	$7,050,000	$13,330,000	$5,640,000	$13,989,000
Land	406,000	1,493,000	4,768,000	1,702,000	—
In-place leases	386,000	740,000	2,030,000	1,073,000	1,249,000
Leasehold interests	—	—	—	—	1,412,000
Total assets acquired	5,392,000	9,283,000	20,128,000	8,415,000	16,650,000
Mortgage loan payable	—	—	—	3,968,000	—
Below-market leases	—	133,000	—	115,000	—
Total liabilities assumed	—	133,000	—	4,083,000	—
Net assets acquired	$5,392,000	$9,150,000	$20,128,000	$4,332,000	$16,650,000
Assuming the property acquisitions in 2016 discussed above had occurred on January 23, 2015 (Date of Inception), for the three months ended September 30, 2016 and 2015, for the nine months ended September 30, 2016 and for the period from January 23, 2015 (Date of Inception) through September 30, 2015, unaudited pro forma revenue, net income (loss), net income (loss) attributable to controlling interest and net income (loss) per Class T and Class I common share attributable to controlling interest — basic and diluted would have been as follows:

	Three Months Ended September 30,		Nine Months Ended	Period from January 23, 2015 (Date of Inception) through
	2016	2015	September 30, 2016	September 30, 2015
Revenue	$1,632,000	$1,140,000	$4,849,000	$4,503,000
Net income (loss)	$45,000	$138,000	$536,000	$(697,000)
Net income (loss) attributable to controlling interest	$45,000	$138,000	$536,000	$(697,000)
Net income (loss) per Class T and Class I common share attributable to controlling interest — basic and diluted	$—	$0.02	$0.07	$(0.12)
The unaudited pro forma adjustments assume that the offering proceeds, at a price of $10.00 per share, net of offering costs, were raised as of January 23, 2015 (Date of Inception). In addition, acquisition related expenses associated with the acquisitions have been excluded from the pro forma results in 2016 and added to the 2015 pro forma results. The pro forma

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
15. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash, accounts and other receivables and real estate deposits. Cash is generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of September 30, 2016, we had cash in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. In general, we perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of September 30, 2016, four states in the United States accounted for 10.0% or more of our annualized base rent of our total property portfolio. Our properties located in Virginia, Alabama, Pennsylvania and Michigan accounted for approximately 35.0%, 28.7%, 14.7% and 13.0%, respectively, of the annualized base rent of our total property portfolio. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
As of September 30, 2016, we had two tenants that accounted for 10.0% or more of our annualized base rent, as follows:

Tenant	Annualized Base Rent(1)	Percentage of Annualized Base Rent	Acquisition	Reportable Segment	GLA (Sq Ft)	Lease Expiration Date
Martha Jefferson Hospital	$1,174,000	23.3%	Charlottesville MOB	Medical Office	47,000	06/30/22
Cullman Primary Care, P.C.	$1,014,000	20.1%	Cullman MOB III	Medical Office	36,000	07/31/22
___________

(1)
Annualized base rent is based on contractual base rent from the leases in effect as of September 30, 2016. The loss of any of these tenants or their inability to pay rent could have a material adverse effect on our business and results of operations.

For the period from January 23, 2015 (Date of Inception) through September 30, 2015, we did not own any properties.
16. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $2,000 and $3,000, respectively, for the three and nine months ended September 30, 2016. For the three months ended September 30, 2015 and for the period from January 23, 2015 (Date of Inception) through September 30, 2015, we did not allocate any distributions to participating securities. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock. As of September 30, 2016 and 2015, there were 12,000 and 0 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of September 30, 2016, there were 208 units of redeemable limited partnership units of our operating partnership outstanding, but such units were excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.
17. Subsequent Events
Status of Our Offering
As of November 4, 2016, we had received and accepted subscriptions in our offering for 7,689,964 aggregate shares of our Class T and Class I common stock, or $76,512,000, excluding subscriptions from residents of Pennsylvania (who will not be admitted as stockholders until we have received and accepted subscriptions aggregating at least $150,000,000) and shares of our common stock issued pursuant to the DRIP.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Property Acquisition
Subsequent to September 30, 2016, we completed one property acquisition comprising three buildings from unaffiliated parties. The contract purchase price of this property was $31,000,000, plus closing costs, and we incurred $1,395,000 in total acquisition fees to our advisor in connection with this property acquisition. We have not yet measured and determined the fair value of the tangible and identified intangible assets and liabilities nor the proforma results of the acquisition. The following is a summary of our property acquisition subsequent to September 30, 2016:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Line of Credit(2)	Total Acquisition Fee(3)
Iron MOB Portfolio	Cullman and Sylacauga, AL	Medical Office	10/13/16	$31,000,000	$30,400,000	$1,395,000
___________

(1)	We own 100% of our property acquired subsequent to September 30, 2016.

(2)	Represents a borrowing under the Line of Credit at the time of acquisition.

(3)
Our advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our property, a base acquisition fee of 2.25% of the contract purchase price upon the closing of the acquisition. In addition, the total acquisition fee includes a Contingent Advisor Payment in the amount of 2.25% of the contract purchase price of the property acquired, which shall be paid by us to our advisor, subject to the satisfaction of certain conditions. See Note 12, Related Party Transactions — Acquisition and Development Stage — Acquisition Fee, for a further discussion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT IV, Inc. and its subsidiaries, including Griffin-American Healthcare REIT IV Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2015 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 7, 2016. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of September 30, 2016 and December 31, 2015, together with our results of operations for the three months ended September 30, 2016 and 2015, for the nine months ended September 30, 2016 and for the period from January 23, 2015 (Date of Inception) through September 30, 2015 and cash flows for the nine months ended September 30, 2016 and for the period from January 23, 2015 (Date of Inception) through September 30, 2015.
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
The conditions of our minimum offering were satisfied on April 12, 2016, and we admitted our initial public subscribers as stockholders, excluding shares purchased by residents of Ohio, Washington and Pennsylvania (who were subject to higher minimum offering amounts). Having raised the minimum offering, the offering proceeds were released by the escrow agent to us on April 13, 2016 and were made available for the acquisition of properties and other purposes as disclosed in our prospectus dated February 16, 2016, or our prospectus, as filed with the SEC (provided that subscriptions from residents of Ohio, Washington and Pennsylvania were to continue to be held in escrow until we had received and accepted subscriptions aggregating at least $10,000,000, $20,000,000 and $150,000,000, respectively). The conditions of our minimum offering in

Ohio and Washington were satisfied on June 14, 2016 and July 8, 2016, respectively, and as of such dates we were able to admit Ohio and Washington subscribers as stockholders.
As of September 30, 2016, we had received and accepted subscriptions in our offering for 5,374,861 aggregate shares of our Class T and Class I common stock, or approximately $53,443,000, excluding subscriptions from residents in Pennsylvania (who will not be admitted as stockholders until we have received and accepted subscriptions aggregating at least $150,000,000) and shares of our common stock issued pursuant to the DRIP.
We conduct substantially all of our operations through Griffin-American Healthcare REIT IV Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT IV Advisor, LLC, or Griffin-American Healthcare REIT IV Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor that has a one-year term that expires on February 16, 2017 and is subject to successive one-year renewals upon the mutual consent of the parties. Our advisor uses its best efforts, subject to the oversight and review of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors and 25.0% owned by a wholly owned subsidiary of Griffin Capital Corporation, or collectively, our co-sponsors. Effective March 1, 2015, American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by NorthStar Asset Management Group Inc. (NYSE: NSAM), or NSAM, and 7.8% owned by James F. Flaherty III, one of NSAM’s partners. NSAM has announced its intention to merge with Colony Capital, Inc. (NYSE:CLNY) and NorthStar Realty Finance Corp. (NYSE: NRF) to form a new combined company, Colony NorthStar, Inc. The proposed merger is subject to substantial closing conditions, including the required approval from each respective company’s stockholders, governmental and regulatory agencies and third parties. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or Griffin Capital Securities, or our dealer manager, NSAM, Mr. Flaherty, Colony Capital, Inc. or NorthStar Realty Finance Corp.; however, we are affiliated with Griffin-American Healthcare REIT IV Advisor, American Healthcare Investors and AHI Group Holdings.
As of September 30, 2016, we had completed five property acquisitions comprising five buildings, or approximately 211,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $59,670,000.
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
Recently Issued or Adopted Accounting Pronouncements
For a discussion of recently issued or adopted accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued or Adopted Accounting Pronouncements, to our accompanying condensed consolidated financial statements.
Acquisitions in 2016
For a discussion of our property acquisitions in 2016, see Note 3, Real Estate Investments, Net, Note 14, Business Combinations, and Note 17, Subsequent Events — Property Acquisition, to our accompanying condensed consolidated financial statements.

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
Real Estate Revenue
The amount of revenue generated by our properties depends principally on our ability to maintain the occupancy rates of leased space and to lease available space and space available from lease terminations at the then existing rental rates. Negative trends in one or more of these factors could adversely affect our revenue in the future.
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
Scheduled Lease Expirations
As of September 30, 2016, our properties were 97.2% leased and during the remainder of 2016, none of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next 12 months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy.
As of September 30, 2016, our remaining weighted average lease term was 6.7 years.
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
Results of Operations
We had no results of operations for the period from January 23, 2015 (Date of Inception) through September 30, 2015, and therefore our results of operations for the three months ended September 30, 2016 and 2015, for the nine months ended September 30, 2016 and for the period from January 23, 2015 (Date of Inception) through September 30, 2015, are not comparable. In general, we expect all amounts to increase in the future based on a full year of operations as well as increased activity as we acquire additional real estate or real estate-related investments. Our results of operations are not indicative of those expected in future periods.
Except where otherwise noted, our results of operations for the three and nine months ended September 30, 2016 are primarily comprised of income derived from our five medical office buildings acquired as of September 30, 2016 and acquisition related expenses related to such properties, as well as general and administrative expenses.

Real Estate Revenue
For the three and nine months ended September 30, 2016, real estate revenue was $312,000 and $338,000, respectively, and primarily comprised base rent of $191,000 and $194,000, respectively, and expense recoveries of $88,000 and $111,000, respectively.
Rental Expenses
For the three and nine months ended September 30, 2016, rental expenses were $98,000 and $121,000, respectively. Rental expenses consisted of the following for the periods then ended:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Utilities	$29,000	$36,000
Building maintenance	28,000	28,000
Real estate taxes	24,000	39,000
Property management fees — third party	6,000	6,000
Property management fees — affiliates	5,000	5,000
Other	6,000	7,000
Total	$98,000	$121,000
General and Administrative
For the three and nine months ended September 30, 2016, general and administrative expenses were $329,000 and$725,000, respectively. General and administrative consisted of the following for the periods then ended:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Professional and legal fees	$141,000	$260,000
Directors’ and officers’ liability insurance	59,000	147,000
Board of directors fees	58,000	141,000
Transfer agent services	40,000	42,000
Restricted stock compensation	14,000	66,000
Other	17,000	69,000
Total	$329,000	$725,000
We did not incur any asset management fees for the three and nine months ended September 30, 2016 as a result of our advisor waiving $31,000 in asset management fees through September 2016. See Note 12, Related Party Transactions — Operational Stage — Asset Management Fee, to our accompanying condensed consolidated financial statements, for a further discussion of such waiver.
Acquisition Related Expenses
For the three and nine months ended September 30, 2016, acquisition related expenses were $1,857,000 and $2,227,000, respectively, and were related primarily to expenses associated with our four and five property acquisitions, respectively, including base acquisition fees of $1,220,000 and $1,343,000, respectively, incurred to our advisor.
Depreciation and Amortization
For the three and nine months ended September 30, 2016, depreciation and amortization was $64,000 and consisted primarily of depreciation on our operating properties of $40,000 and amortization on our identified intangible assets of $24,000.
Interest Expense
For the three and nine months ended September 30, 2016, interest expense was $56,000 and related primarily to the unused fee of $26,000 and to amortization of deferred financing costs of $27,000 on our revolving line of credit with Bank of America, N.A., or Bank of America, or the Line of Credit. See Note 7, Line of Credit, to our accompanying condensed consolidated financial statements, for a further discussion.

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
Our principal demands for funds will be for acquisitions of real estate and real estate-related investments, payment of operating expenses and interest on our future indebtedness and payment of distributions to our stockholders. In addition, we require resources to make certain payments to our advisor and our dealer manager, which during our offering will include payments to our dealer manager and its affiliates for selling commissions, the dealer manager fee and the stockholder servicing fee. See Note 11, Equity — Offering Costs, and Note 12, Related Party Transactions, to our accompanying condensed consolidated financial statements, for a further discussion of our payments to our advisor and our dealer manager.
Generally, cash needs for items other than acquisitions of real estate and real estate-related investments will be met from operations, borrowings and the net proceeds of our offering, including the proceeds raised through the DRIP. However, there may be a delay between the sale of our shares of common stock and our investments in real estate and real estate-related investments, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments.
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
Based on the properties we own as of September 30, 2016, we estimate that our expenditures for capital improvements will require up to $231,000 for the remaining three months of 2016. As of September 30, 2016, we did not have any restricted cash in reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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
Cash Flows
The following table sets forth changes in cash flows:

	Nine Months Ended	Period from January 23, 2015 (Date of Inception) through
	September 30, 2016	September 30, 2015
Cash — beginning of period	$202,000	$—
Net cash used in operating activities	(2,391,000)	—
Net cash used in investing activities	(56,637,000)	—
Net cash provided by financing activities	61,401,000	202,000
Cash — end of period	$2,575,000	$202,000
The following summary discussion of our changes in our cash flows is based on our accompanying condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
For the nine months ended September 30, 2016, cash flows used in operating activities related primarily to the payment of acquisition related expenses and general and administrative expenses. We anticipate cash flows from operating activities to increase as we purchase additional real estate investments and have a full year of operations.
Investing Activities
For the nine months ended September 30, 2016, cash flows used in investing activities related primarily to the acquisition of five medical office buildings in the amount of $55,619,000 and the payment of $1,000,000 for real estate deposits. Cash flows used in investing activities are heavily dependent upon the investment of our offering proceeds in real estate investments. We anticipate cash flows used in investing activities to increase as we acquire additional properties.
Financing Activities
For the nine months ended September 30, 2016, cash flows provided by financing activities related primarily to funds raised from investors in our offering in the amount of $52,484,000 and borrowings on the Line of Credit of $12,000,000, partially offset by the payment of offering costs of $1,889,000 in connection with our offering, the payment of deferred financing costs of $1,027,000 in connection with the Line of Credit and mortgage loan payable and distributions to our common stockholders of $148,000. For the period from January 23, 2015 (Date of Inception) through September 30, 2015, cash flows provided by financing activities related to $200,000 received from our advisor for the purchase of 20,833 shares of our common stock and an initial capital contribution of $2,000 from our advisor into our operating partnership. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur debt to purchase properties.
Distributions
On April 13, 2016, our board of directors authorized a daily distribution to our Class T stockholders of record as of the close of business on each day of the period from May 1, 2016 through June 30, 2016. Our advisor agreed to waive certain asset management fees that may otherwise be due to our advisor pursuant to the Advisory Agreement until such time as the amount of such waived asset management fees is equal to the amount of distributions payable to our stockholders for the period beginning on May 1, 2016 and ending on the date of the acquisition of our first property or real estate-related investment, as such terms are defined in the Advisory Agreement. Having raised the minimum offering in April 2016, the distributions declared for each record date in the May 2016 and June 2016 periods were paid in June 2016 and July 2016, respectively, from legally available funds. The daily distributions were calculated based on 365 days in the calendar year and were equal to $0.001643836 per share of our Class T common stock. These distributions were aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears. We acquired our first property on June 28, 2016, and as such, our advisor waived asset management fees equal to the amount of distributions paid from May 1, 2016 through June 27, 2016. See Note 12, Related Party Transactions — Operational Stage — Asset Management Fee, to our accompanying condensed consolidated financial statements for a further discussion of such waiver. Our advisor will not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees.
On June 28, 2016, our board of directors authorized a daily distribution to our Class T stockholders of record as of the close of business on each day of the period commencing on July 1, 2016 and ending September 30, 2016 and to our Class I stockholders of record as of the close of business on each day of the period commencing on the date that the first Class I share was sold and ending on September 30, 2016. On September 28, 2016, our board of directors authorized a daily distribution to our Class T and Class I stockholders of record as of the close of business on each day of the period commencing on October 1, 2016 and ending on December 31, 2016. The daily distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our Class T and Class I common stock. These distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears, only from legally available funds.
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
We did not pay any distributions for the period from January 23, 2015 (Date of Inception) through September 30, 2015. The distributions paid for the nine months ended September 30, 2016, along with the amount of distributions reinvested pursuant to the DRIP and the sources of distributions as compared to cash flows from operations were as follows:

	Nine Months Ended
	September 30, 2016
Distributions paid in cash	$148,000
Distributions reinvested	222,000
	$370,000
Sources of distributions:
Cash flows from operations	$—	—%
Offering proceeds	370,000	100
	$370,000	100%
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
As of September 30, 2016, we had an amount payable of $3,835,000 to our advisor or its affiliates primarily for the Contingent Advisor Payment and operating expenses, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
As of September 30, 2016, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than the $31,000 in asset management fees waived by our advisor. See Note 12, Related Party Transactions — Operational Stage — Asset Management Fee, to our accompanying condensed consolidated financial statements for a further discussion of such waiver. Other than the waiver of asset management fees by our advisor to provide us with additional funds to pay initial distributions to our stockholders through June 27, 2016, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer or continue to defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
We did not pay distributions for the period from January 23, 2015 (Date of Inception) through September 30, 2015. The distributions paid for the nine months ended September 30, 2016, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to funds from operations attributable to controlling interest, or FFO, were as follows:

	Nine Months Ended
	September 30, 2016
Distributions paid in cash	$148,000
Distributions reinvested	222,000
	$370,000
Sources of distributions:
FFO attributable to controlling interest	$—	—%
Offering proceeds	370,000	100
	$370,000	100%
The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, a non-GAAP financial measure, including a reconciliation of our GAAP net loss to FFO, see Funds from Operations and Modified Funds from Operations, below.
Financing
We intend to continue to finance a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that, after an initial phase of our operations (prior to the investment of all of the net proceeds of our offering) when we may employ greater amounts of leverage to enable us to purchase properties more quickly and therefore generate distributions for our stockholders sooner, our overall leverage will not exceed 50.0% of the combined market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of September 30, 2016, our aggregate borrowings were 26.7% of the combined market value of all of our real estate investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we qualify and maintain our qualification as a REIT for federal income tax purposes. As of November 9, 2016 and September 30, 2016, our leverage did not exceed 300% of the value of our net assets.
Mortgage Loan Payable, Net
For a discussion of our mortgage loan payable, net, see Note 6, Mortgage Loan Payable, Net, to our accompanying condensed consolidated financial statements.
Line of Credit
For a discussion of the Line of Credit, see Note 7, Line of Credit, to our accompanying condensed consolidated financial statements.
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
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 9, Commitments and Contingencies, to our accompanying condensed consolidated financial statements.
Debt Service Requirements
Our principal liquidity need is the payment of principal and interest on our outstanding indebtedness. As of September 30, 2016, we had a $3,949,000 ($3,847,000, including deferred financing costs) fixed-rate mortgage loan payable outstanding secured by our Rochester MOB property. As of September 30, 2016, we had $12,000,000 outstanding, and $88,000,000 remained available under the Line of Credit. See Note 6, Mortgage Loan Payable, Net, and Note 7, Line of Credit, to our accompanying condensed consolidated financial statements.
We are required by the terms of certain loan documents to meet certain covenants, such as leverage ratios, net worth ratios, debt service coverage ratios, fixed charge coverage ratios and reporting requirements. As of September 30, 2016, we were in compliance with all such covenants and requirements on our mortgage loan payable and the Line of Credit. As of September 30, 2016, the weighted average effective interest rate on our outstanding debt, was 4.00% per annum.
Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loan payable and the Line of Credit; (ii) interest payments on our mortgage loan payable and the Line of Credit; and (iii) ground and other lease obligations as of September 30, 2016:

	Payments Due by Period
	2016	2017-2018	2019-2020	Thereafter	Total
Principal payments — fixed-rate debt	$62,000	$524,000	$583,000	$2,780,000	$3,949,000
Interest payments — fixed-rate debt	52,000	382,000	311,000	582,000	1,327,000
Principal payments — variable-rate debt	—	—	12,000,000	—	12,000,000
Interest payments — variable-rate debt (based on rates in effect as of September 30, 2016)	69,000	554,000	184,000	—	807,000
Ground and other lease obligations	—	34,000	34,000	1,748,000	1,816,000
Total	$183,000	$1,494,000	$13,112,000	$5,110,000	$19,899,000
Off-Balance Sheet Arrangements
As of September 30, 2016, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Inflation
During the nine months ended September 30, 2016 and 2015, inflation has not significantly affected our operations because of the moderate inflation rate; however, we expect to be exposed to inflation risk as income from future long-term leases will be the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions will include negotiated rental increases, reimbursement billings for operating expense pass-through charges, and real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.
Related Party Transactions
For a discussion of related party transactions, see Note 12, Related Party Transactions, to our accompanying condensed consolidated financial statements.

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
Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization and impairments, provides a further understanding of our performance to investors and to our management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs, which may not be immediately apparent from net income (loss).
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
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, change in deferred rent receivables and the adjustments of such items related to redeemable noncontrolling interest. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the three months ended September 30, 2016 and 2015, for the nine months ended September 30, 2016 and for the period from January 23, 2015 (Date of Inception) through September 30, 2015. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offering to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent redeployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses will not be reimbursed by our advisor or its affiliates and third parties, and therefore if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. Certain acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, we may pay acquisition fees or reimburse acquisition expenses due to our advisor and its affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties or ancillary cash flows. As a result, the amount of proceeds from borrowings available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offering.
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

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three months ended September 30, 2016 and 2015, for the nine months ended September 30, 2016 and for the period from January 23, 2015 (Date of Inception) through September 30, 2015:

	Three Months Ended September 30,		Nine Months Ended	Period from January 23, 2015 (Date of Inception) through
	2016	2015	September 30, 2016	September 30, 2015
Net loss	$(2,092,000)	$—	$(2,855,000)	$—
Add:
Depreciation and amortization — consolidated properties	64,000	—	64,000	—
Less:
Net loss attributable to redeemable noncontrolling interest	—	—	—	—
FFO attributable to controlling interest	$(2,028,000)	$—	$(2,791,000)	$—

Acquisition related expenses(1)	$1,857,000	$—	$2,227,000	$—
Change in deferred rent receivables(2)	(33,000)	—	(33,000)	—
Adjustments for redeemable noncontrolling interest(3)	—	—	—	—
MFFO attributable to controlling interest	$(204,000)	$—	$(597,000)	$—
Weighted average Class T and Class I common shares outstanding — basic and diluted	3,357,979	20,833	1,345,578	20,833
Net loss per Class T and Class I common share — basic and diluted	$(0.62)	$—	$(2.12)	$—
FFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$(0.60)	$—	$(2.07)	$—
MFFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$(0.06)	$—	$(0.44)	$—
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

(2)
Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays). This may result in income recognition that is significantly different than the underlying contract terms. By adjusting for the change in deferred rent receivables, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns results with our analysis of operating performance.

(3)	Includes all adjustments to eliminate the redeemable noncontrolling interest’s share of the adjustments described in Notes (1) – (2) to convert our FFO to MFFO.

Net Operating Income
Net operating income is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, acquisition related expenses, depreciation and amortization, and interest expense. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offering to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent redeployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses are not reimbursed by our advisor or its affiliates and third parties, and therefore, if there is no further cash on hand from the proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows. As a result, the amount of proceeds available for investment, operations and non-operating expenses would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offering. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.
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

To facilitate understanding of this financial measure, the following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to net operating income for the three months ended September 30, 2016 and 2015, for the nine months ended September 30, 2016 and for the period from January 23, 2015 (Date of Inception) through September 30, 2015:

	Three Months Ended September 30,		Nine Months Ended	Period from January 23, 2015 (Date of Inception) through
	2016	2015	September 30, 2016	September 30, 2015
Net loss	$(2,092,000)	$—	$(2,855,000)	$—
General and administrative	329,000	—	725,000	—
Acquisition related expenses	1,857,000	—	2,227,000	—
Depreciation and amortization	64,000	—	64,000	—
Interest expense	56,000	—	56,000	—
Net operating income	$214,000	$—	$217,000	$—
Subsequent Events
For a discussion of subsequent events, see Note 17, Subsequent Events, to our accompanying condensed consolidated financial statements.
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
Interest Rate Risk
We are exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our interest rate risk is monitored using a variety of techniques. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow or lend at fixed or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivatives or interest rate transactions for speculative purposes.
As of September 30, 2016, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Fixed-rate debt — principal payments	$62,000	$255,000	$269,000	$284,000	$299,000	$2,780,000	$3,949,000	$4,102,000
Weighted average interest rate on maturing fixed-rate debt	—	—	—	—	—	5.25%	—	—
Variable-rate debt — principal payments	$—	$—	$—	$12,000,000	$—	$—	$12,000,000	$12,007,000
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of September 30, 2016)	—	—	—	2.27%	—	—	—	—
Mortgage Loan Payable, Net and Line of Credit
Mortgage loan payable was $3,949,000 ($3,847,000, including deferred financing costs) as of September 30, 2016. As of September 30, 2016, we had one fixed-rate mortgage loan payable with an effective interest rate of 5.25% per annum. In addition, as of September 30, 2016, we had $12,000,000 outstanding under the Line of Credit, at a weighted-average interest rate of 2.27% per annum.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2016 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2016, were effective at the reasonable assurance level.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
There were no material changes from the risk factors previously disclosed in our 2015 Annual Report on Form 10-K, as filed with the SEC on March 7, 2016, except as noted below.
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
On April 13, 2016, our board of directors authorized a daily distribution to our Class T stockholders of record as of the close of business on each day of the period from May 1, 2016 through June 30, 2016. Our advisor agreed to waive certain asset management fees that may otherwise be due to our advisor pursuant to the Advisory Agreement until such time as the amount of such waived asset management fees is equal to the amount of distributions payable to our stockholders for the period beginning on May 1, 2016 and ending on the date of the acquisition of our first property or real estate-related investment, as such terms are defined in the Advisory Agreement. Having raised the minimum offering in April 2016, the distributions declared for each record date in the May 2016 and June 2016 periods were paid in June 2016 and July 2016, respectively, from legally available funds. The daily distributions were calculated based on 365 days in the calendar year and were equal to $0.001643836 per share of our Class T common stock. These distributions were aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears. We acquired our first property on June 28, 2016, and as such, our advisor waived asset management fees equal to the amount of distributions paid from May 1, 2016 through June 27, 2016.
On June 28, 2016, our board of directors authorized a daily distribution to our Class T stockholders of record as of the close of business on each day of the period commencing on July 1, 2016 and ending September 30, 2016 and to our Class I stockholders of record as of the close of business on each day of the period commencing on the date that the first Class I share was sold and ending on September 30, 2016. On September 28, 2016, our board of directors authorized a daily distribution to our Class T and Class I stockholders of record as of the close of business on each day of the period commencing on October 1, 2016 and ending on December 31, 2016. The daily distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our Class T and Class I common stock. These distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears, only from legally available funds.
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
We did not pay any distributions for the period from January 23, 2015 (Date of Inception) through September 30, 2015. The distributions paid for the nine months ended September 30, 2016, along with the amount of distributions reinvested pursuant to the DRIP and the sources of distributions as compared to cash flows from operations were as follows:

	Nine Months Ended
	September 30, 2016
Distributions paid in cash	$148,000
Distributions reinvested	222,000
	$370,000
Sources of distributions:
Cash flows from operations	$—	—%
Offering proceeds	370,000	100
	$370,000	100%
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
As of September 30, 2016, we had an amount payable of $3,835,000 to our advisor or its affiliates primarily for the Contingent Advisor Payment and operating expenses, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
As of September 30, 2016, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than the $31,000 in asset management fees waived by our advisor discussed above. Other than the waiver of asset management fees by our advisor to provide us with additional funds to pay initial distributions to our stockholders through June 27, 2016, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer or continue to defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
We did not pay distributions for the period from January 23, 2015 (Date of Inception) through September 30, 2015. The distributions paid for the nine months ended September 30, 2016, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to FFO were as follows:

	Nine Months Ended
	September 30, 2016
Distributions paid in cash	$148,000
Distributions reinvested	222,000
	$370,000
Sources of distributions:
FFO attributable to controlling interest	$—	—%
Offering proceeds	370,000	100
	$370,000	100%
The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as result of borrowed funds. For a further discussion of FFO, a non-GAAP financial measure, including a reconciliation of our GAAP net income (loss) to FFO, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations.

A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.
To the extent that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. As of November 9, 2016, our properties located in Alabama, Virginia and Pennsylvania accounted for approximately 49.0%, 25.7% and 10.3%, respectively, of the annualized base rent of our total property portfolio. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
The U.S. Department of Labor, or DOL, has adopted certain amendments, including an amendment to the definition of “fiduciary” under the Employee Retirement Income Security Act of 1974, as amended, or ERISA, and the Code, which could impact our ability to raise additional capital in our offering.
The DOL has adopted certain amendments, including an amendment to the definition of “fiduciary” under ERISA and the Code. The amendments have broadened the definition of “fiduciary” and have changed the prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Code (including individual retirement accounts). The amendments take effect between April 10, 2017 and January 1, 2018. The ultimate impact of the amendments is not yet known, but when they take effect, they could have a significantly negative effect on the sale of shares of our common stock to such plans or accounts.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
None.
Use of Public Offering Proceeds
Our Registration Statement on Form S-11 (File No. 333-205960), registering a public offering of up to $3,150,000,000 in shares of our common stock, was declared effective under the Securities Act of 1933, or the Securities Act, on February 16, 2016. Griffin Capital Securities, Inc. is the dealer manager of our offering. Commencing on February 16, 2016, we offered to the public a minimum of $2,000,000 in shares of our Class T common stock, and a maximum of $3,000,000,000 in shares of our Class T common stock for $10.00 per share in our primary offering. Effective June 17, 2016, we reallocated certain of the unsold shares being offered, such that we are currently offering up to approximately $2,800,000,000 in shares of Class T common stock at a price of $10.00 per share and $200,000,000 in shares of Class I common stock at a price of $9.30 per share in our primary offering, and up to $150,000,000 in shares of our common stock pursuant to the DRIP at a purchase price of $9.50 per share, aggregating up to $3,150,000,000. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and the DRIP, and among classes of stock.
As of September 30, 2016, we had received and accepted subscriptions in our offering for 5,374,861 aggregate shares of our Class T and Class I common stock, or approximately $53,443,000, excluding subscriptions from residents in Pennsylvania (who will not be admitted as stockholders until we have received and accepted subscriptions aggregating at least $150,000,000) and shares of our common stock issued pursuant to the DRIP. As of September 30, 2016, a total of $222,000 in distributions were reinvested pursuant to the DRIP and 23,379 shares of our common stock were issued pursuant to the DRIP.
Our equity raise as of September 30, 2016 resulted in the following:

Amount
Gross offering proceeds	$53,443,000
Gross offering proceeds from shares issued pursuant to the DRIP	222,000
Total gross offering proceeds	53,665,000
Less public offering expenses:
Selling commissions	1,392,000
Dealer manager fees	1,564,000
Advisor funding of dealer manager fees	(1,043,000)
Other organizational and offering expenses	2,759,000
Advisor funding of other organizational and offering expenses	(2,759,000)
Net proceeds from our offering	$51,752,000

As of September 30, 2016, we had used $43,619,000 in proceeds from our offering to purchase properties from unaffiliated third parties, $1,343,000 to pay acquisition fees to an affiliated party, $1,027,000 to pay deferred financing costs on our mortgage loan payable and the Line of Credit, $1,000,000 to pay real estate deposits for proposed future acquisitions and $571,000 to pay acquisition related expenses to unaffiliated parties.
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

Griffin-American Healthcare REIT IV, Inc. (Registrant)

November 9, 2016	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

November 9, 2016	By:	/s/ BRIAN S. PEAY
Date		Brian S. Peay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Third Articles of Amendment and Restatement of Griffin-American Healthcare REIT IV, Inc., dated December 28, 2015 (included as Exhibit 3.1 to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-205960) filed January 5, 2016 and incorporated herein by reference)

3.2
Articles Supplementary of Griffin-American Healthcare REIT IV, Inc. filed May 25, 2016 (included as Exhibit 3.1 to our Current Report on Form 8-K filed May 26, 2016 and incorporated herein by reference)

3.3
Second Amended and Restated Bylaws of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 3.2 to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-205960) filed January 5, 2016 and incorporated herein by reference)

4.1
Form of Subscription Agreement of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.1 to Post-effective Amendment No. 4 to our Registration Statement on Form S-11 (File No. 333-205960) filed October 14, 2016 and incorporated herein by reference)

4.2
Amended and Restated Distribution Reinvestment Plan of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.2 to Post-effective Amendment No. 4 to our Registration Statement on Form S-11 (File No. 333-205960) filed October 14, 2016 and incorporated herein by reference)

4.3
Share Repurchase Plan of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.3 to Post-effective Amendment No. 4 to our Registration Statement on Form S-11 (File No. 333-205960) filed October 14, 2016 and incorporated herein by reference)

4.4
Escrow Agreement by and among Griffin-American Healthcare REIT IV, Inc., Griffin Capital Securities, LLC and UMB Bank, N.A., dated February 16, 2016 (included as Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 7, 2016 and incorporated herein by reference)

10.1
First Amendment to Real Estate Purchase Agreement and Escrow Instructions by and between 6700 N. Rochester, LLC, GAHC4 Rochester Hills MI MOB, LLC and Chicago Title Insurance Company, dated July 19, 2016 (included as Exhibit 10.1 to our Current Report on Form 8-K filed July 22, 2016 and incorporated herein by reference)

10.2
Real Estate Purchase Agreement and Escrow Instructions by and between Norwegian Real Estate Limited Partnership, Norwegian General[,] Inc., GAHC4 Pottsville PA MOB, LLC and First American Title Insurance Company, dated July 21, 2016 (included as Exhibit 10.2 to our Current Report on Form 8-K filed July 22, 2016 and incorporated herein by reference)

10.3
Agreement of Sale by and between PJP Building Five, L.C., GAHC4 Charlottesville VA MOB, LLC and Chicago Title Insurance Company, dated July 25, 2016 (included as Exhibit 10.1 to our Current Report on Form 8-K filed July 27, 2016 and incorporated herein by reference)

10.4
Second Amendment to Real Estate Purchase Agreement and Escrow Instructions by and between 6700 N. Rochester, LLC, GAHC4 Rochester Hills MI MOB, LLC and Chicago Title Insurance Company, dated August 1, 2016 (included as Exhibit 10.1 to our Current Report on Form 8-K filed August 3, 2016 and incorporated herein by reference)

10.5
Purchase and Sale Agreement and Joint Escrow Instructions by and between GAHC4 Iron MOB Portfolio, LLC, Cullman POB Partners I, LLC, Cullman POB II, LLC, HCP Coosa MOB, LLC and Chicago Title Insurance Company, dated August 11, 2016 (included as Exhibit 10.1 to our Current Report on Form 8-K filed August 17, 2016 and incorporated herein by reference)

10.6
Purchase and Sale Agreement and Escrow Instructions by and between Cullman POB III LLC, GAHC4 Cullman AL MOB III, LLC and Chicago Title Insurance Company, dated August 11, 2016 (included as Exhibit 10.2 to our Current Report on Form 8-K filed August 17, 2016 and incorporated herein by reference)

10.7
Third Amendment to Real Estate Purchase Agreement and Escrow Instructions by and between 6700 N. Rochester, LLC, GAHC4 Rochester Hills MI MOB, LLC and Chicago Title Insurance Company, dated August 11, 2016 (included as Exhibit 10.3 to our Current Report on Form 8-K filed August 17, 2016 and incorporated herein by reference)

10.8
First Amendment to Agreement of Sale dated August 25, 2016, between PJP Building Five, L.C., GAHC4 Charlottesville VA MOB, LLC and, solely with respect to the newly added Section 5.1.19, Worrell Land and Development Company, L.C. (included as Exhibit 10.1 to our Current Report on Form 8-K filed August 26, 2016 and incorporated herein by reference)

10.9
Credit Agreement dated as of August 25, 2016, among Griffin-American Healthcare REIT IV Holdings, LP, Griffin-American Healthcare REIT IV, Inc. and certain subsidiaries, certain lender parties, Bank of America, N.A., KeyBank, National Association, Merrill Lynch, Pierce, Fenner & Smith Incorporated and KeyBanc Capital Markets (included as Exhibit 10.2 to our Current Report on Form 8-K filed August 26, 2016 and incorporated herein by reference)

10.10
Revolving Note dated August 25, 2016, by Griffin-American Healthcare REIT IV Holdings, LP in favor of Bank of America, N.A. (included as Exhibit 10.3 to our Current Report on Form 8-K filed August 26, 2016 and incorporated herein by reference)

10.11
Revolving Note dated August 25, 2016, by Griffin-American Healthcare REIT IV Holdings, LP in favor of KeyBank, National Association (included as Exhibit 10.4 to our Current Report on Form 8-K filed August 26, 2016 and incorporated herein by reference)

10.12
Pledge Agreement dated August 25, 2016, between Griffin-American Healthcare REIT IV Holdings, LP and Bank of America, N.A. (included as Exhibit 10.5 to our Current Report on Form 8-K filed August 26, 2016 and incorporated herein by reference)

10.13
Fourth Amendment to Real Estate Purchase Agreement and Escrow Instructions by and between 6700 N. Rochester, LLC, GAHC4 Rochester Hills MI MOB, LLC and Chicago Title Insurance Company, dated September 6, 2016 (included as Exhibit 10.1 to our Current Report on Form 8-K filed September 9, 2016 and incorporated herein by reference)

10.14
First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and between GAHC4 Iron MOB Portfolio, LLC, Cullman POB Partners I, LLC, Cullman POB II, LLC, HCP Coosa MOB, LLC and Chicago Title Insurance Company, dated September 12, 2016 (included as Exhibit 10.1 to our Current Report on Form 8-K filed September 15, 2016 and incorporated herein by reference)

10.15
Real Estate Purchase Agreement and Escrow Instructions by and between HSRE-Mint Hill, LLC, GAHC4 Mint Hill NC MOB, LLC and Chicago Title Insurance Company, dated September 30, 2016 (included as Exhibit 10.1 to our Current Report on Form 8-K filed October 6, 2016 and incorporated herein by reference)

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