Form 10-K
period 2016-12-31
Griffin-American Healthcare REIT IV, Inc.
filed 2017-03-01
CIK 1632970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There is no established market for the registrant’s common stock. As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant was conducting an ongoing public offering of its shares of Class T common stock and Class I common stock pursuant to a Registration Statement on Form S-11. There were approximately 1,536,265 shares of Class T common stock held by non-affiliates as of June 30, 2016, excluding shares owned by officers of American Healthcare Investors, LLC, the affiliated co-sponsor of the registrant’s offering of securities, for an aggregate market value of $15,363,000, assuming a market value as of that date of $10.00 per Class T share. There were no shares of Class I common stock outstanding as of June 30, 2016.
As of February 24, 2017, there were 14,455,076 shares of Class T common stock and 721,079 shares of Class I common stock of Griffin-American Healthcare REIT IV, Inc. outstanding.
______________________________________

DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference portions of the Griffin-American Healthcare REIT IV, Inc. definitive proxy statement for the 2017 annual meeting of stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
(A Maryland Corporation)

PART I
Item 1. Business.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT IV, Inc. and its subsidiaries, including Griffin-American Healthcare REIT IV Holdings, LP, except where the context otherwise requires.
Company
Griffin-American Healthcare REIT IV, Inc., a Maryland corporation, was incorporated on January 23, 2015 and therefore we consider that our date of inception. We were initially capitalized on February 6, 2015. We invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We may also originate and acquire secured loans and real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income. We intend to elect to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes beginning with our taxable year ended December 31, 2016.
On February 16, 2016, we commenced our initial public offering, or our offering, in which we were offering to the public a minimum of $2,000,000 in shares of our Class T common stock, or the minimum offering, and a maximum of $3,000,000,000 in shares of our Class T common stock in our primary offering at a price of $10.00 per share. Effective June 17, 2016, we reallocated certain of the unsold shares of Class T common stock being offered and began offering shares of Class I common stock, such that we are currently offering up to approximately $2,800,000,000 in shares of Class T common stock and $200,000,000 in shares of Class I common stock in our primary offering, and up to an aggregate of $150,000,000 in shares of our Class T and Class I common stock pursuant to our distribution reinvestment plan, as amended, or the DRIP, aggregating up to $3,150,000,000, or the maximum offering. The shares of our Class T common stock in our primary offering are being offered at a price of $10.00 per share. The shares of our Class I common stock in our primary offering were being offered at a price of $9.30 per share prior to March 1, 2017 and at $9.21 per share for all shares offered on or after March 1, 2017. See Note 21, Subsequent Events — Amendment to Dealer Manager Agreement and Change to Class I Common Stock Offering Price, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion. The shares of our Class T and Class I common stock issued pursuant to the DRIP were sold at a price of $9.50 per share prior to January 1, 2017 and at $9.40 per share for all shares issued pursuant to the DRIP on or after January 1, 2017 until our board of directors determines an estimated net asset value, or NAV, per share for our Class T shares. After our board of directors determines an estimated NAV per share of our Class T shares, participants in the DRIP will receive Class T shares and Class I shares, as applicable, at the most recently published estimated NAV per share of our Class T common stock. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and the DRIP, and among classes of stock.
The conditions of our minimum offering were satisfied on April 12, 2016, and we admitted our initial public subscribers as stockholders, excluding shares purchased by residents of Ohio, Washington and Pennsylvania (who were subject to higher minimum offering amounts). Having raised the minimum offering, the offering proceeds were released by the escrow agent to us on April 13, 2016 and were made available for the acquisition of properties and other purposes as disclosed in our prospectus dated February 16, 2016, as supplemented, or our prospectus, as filed with the United States Securities and Exchange Commission, or the SEC (provided that subscriptions from residents of Ohio, Washington and Pennsylvania were to continue to be held in escrow until we had received and accepted subscriptions aggregating at least $10,000,000, $20,000,000 and $150,000,000, respectively). The conditions of our minimum offering in Ohio, Washington and Pennsylvania were satisfied on June 14, 2016, July 8, 2016 and February 27, 2017, respectively, and as of such dates we were able to admit Ohio, Washington and Pennsylvania subscribers as stockholders.
As of December 31, 2016, we had received and accepted subscriptions in our offering for 11,257,889 aggregate shares of our Class T and Class I common stock, or approximately $112,079,000, excluding subscriptions from residents in Pennsylvania (who we were not able to admit as stockholders until February 27, 2017 when we had received and accepted subscriptions aggregating at least $150,000,000) and shares of our common stock issued pursuant to the DRIP.
We conduct substantially all of our operations through Griffin-American Healthcare REIT IV Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT IV Advisor, LLC, or Griffin-American Healthcare REIT IV Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 16, 2016 and had a one-year term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was renewed pursuant to the mutual consent of the parties on February 13, 2017 and expires on February 16, 2018. Our advisor uses its best efforts, subject to the oversight and review of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Company, LLC, or Griffin Capital (formerly known as Griffin Capital Corporation), or collectively, our co-sponsors. Effective March 1, 2015, American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony NorthStar, Inc. (NYSE: CLNS), or Colony NorthStar (formerly known as NorthStar Asset Management Group Inc. prior to its merger with Colony Capital, Inc. and NorthStar Realty Finance Corp. on January 10, 2017), and 7.8% owned by James F. Flaherty III, one of Colony NorthStar’s partners. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or Griffin Capital Securities, or our dealer manager, Colony NorthStar or Mr. Flaherty; however, we are affiliated with Griffin-American Healthcare REIT IV Advisor, American Healthcare Investors and AHI Group Holdings.
Key developments during 2016 and 2017

•
The conditions of our minimum offering were satisfied on April 12, 2016, and we admitted our initial subscribers as stockholders, excluding shares purchased by residents of Ohio, Washington and Pennsylvania (who were subject to higher minimum offering amounts). Having raised the minimum offering, the offering proceeds were released by the escrow agent to us on April 13, 2016 and were available for the acquisition of properties and other purposes disclosed in our prospectus. The conditions of our minimum offering in Ohio and Washington were satisfied on June 14, 2016 and July 8, 2016, respectively, and as of such dates we were able to admit Ohio and Washington subscribers as stockholders.

•
On April 13, 2016, our board of directors authorized a daily distribution to be paid to our Class T stockholders of record as of the close of business on each day of the period from May 1, 2016 through June 30, 2016. The distributions declared for each record date in the May 2016 and June 2016 periods were paid in June 2016 and July 2016, respectively, from legally available funds.

•
On May 25, 2016, our board of directors approved a reallocation of shares being offered in our public offering and the commencement of the offering of a new class of common stock, Class I shares. Effective June 17, 2016, we reallocated certain of the unsold shares of Class T common stock being offered and began offering shares of Class I common stock, such that we are currently offering up to approximately $2,800,000,000 in shares of Class T common stock and $200,000,000 in shares of Class I common stock in our primary offering.

•	We acquired our first property on June 28, 2016, a single-story medical office building located in Auburn, California, using funds raised from our offering.

•
On June 28, 2016, our board of directors authorized a daily distribution to our Class T stockholders of record as of the close of business on each day of the period commencing on July 1, 2016 and ending September 30, 2016 and to our Class I stockholders of record as of the close of business on each day of the period commencing on the date that the first Class I share was sold and ending on September 30, 2016. Subsequently, our board of directors authorized on a quarterly basis a daily distribution to our Class T and Class I stockholders of record as of the close of business on each day of the quarterly periods commencing on October 1, 2016 and ending on March 31, 2017. The daily distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our Class T and Class I common stock. These distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears, only from legally available funds.

•
On August 25, 2016, we entered into a credit agreement, or the Credit Agreement, with Bank of America, N.A., or Bank of America, as administrative agent, swing line lender and letters of credit issuer and KeyBank, National Association, or KeyBank, as syndication agent and letters of credit issuer, to obtain a revolving line of credit with an aggregate maximum principal amount of $100,000,000, or the Line of Credit, subject to certain terms and conditions. The maximum principal amount of the Credit Agreement may be increased by up to $100,000,000, for a total principal amount of $200,000,000, subject to: (i) the terms of the Credit Agreement; and (ii) at least five business days’ prior written notice to Bank of America. See Note 7, Line of Credit, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for further details.

•
As of February 24, 2017, we had received and accepted subscriptions in our offering for 14,984,486 aggregate shares of our Class T and Class I common stock, or $149,093,000, excluding subscriptions from residents of Pennsylvania (who we were not able to admit as stockholders until February 27, 2017 when we had received and accepted subscriptions aggregating at least $150,000,000) and shares of our common stock issued pursuant to the DRIP.

•
As of March 1, 2017, we had completed nine property acquisitions comprising 12 buildings, or approximately 623,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $138,820,000.

Our Structure
The following chart indicates the relationship among us, our advisor and certain of its affiliates:

Jeffrey T. Hanson
Danny Prosky
Mathieu B. Streiff
Griffin Capital Company, LLC (Co-Sponsor)
100% Control
Colony NorthStar, Inc. (1) (NYSE: CLNS)
100%
Griffin Capital, LLC
AHI Group Holdings, LLC
45.1%
James F. Flaherty III
100%
100%
Griffin Capital Securities, LLC (Dealer Manager)
Griffin Capital Asset Management Company, LLC
47.1%
7.8%
25%
75%
American Healthcare Investors, LLC (Co-Sponsor)
Griffin-American Healthcare REIT IV Advisor, LLC (Advisor)
Dealer Manager Agreement
American Healthcare Investors, LLC Designated Personnel (Oversight Property Management Services)
Advisory Agreement
20,833 Shares
General Public
Griffin-American Healthcare REIT IV, Inc. (REIT)
Limited Partner <0.01%
General Partner >99.99%
Griffin-American Healthcare REIT IV Holdings, LP (Operating Partnership)
Subsidiaries Owning Assets

(1) Colony NorthStar holds its interest in American Healthcare Investors indirectly through certain of its subsidiaries.

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
During the term of the Advisory Agreement, decisions relating to the purchase or sale of investments will be made by our advisor, subject to oversight by our advisor’s investment committee and our board of directors.
Investment Strategy
We have and we may continue to use substantially all of the net proceeds from our offering to invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. On an infrequent and opportunistic basis, we also may originate or acquire real estate-related investments such as mortgage, mezzanine, bridge and other loans, common and preferred stock of, or other interests in, public or private unaffiliated real estate companies, commercial mortgage-backed securities, and certain other securities, including collateralized debt obligations and foreign securities. We generally seek investments that produce current income.
We seek to maximize long-term stockholder value by generating sustainable growth in cash flows and portfolio value. In order to achieve these objectives, we may invest using a number of investment structures which may include direct acquisitions, joint ventures, leveraged investments, issuing securities for property and direct and indirect investments in real estate. In order to maintain our exemption from regulation as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act, we may be required to limit our investments in certain types of real estate-related investments. See “Investment Company Act Considerations” below for a further discussion.
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
For each of our investments, regardless of property type, we seek to invest in properties with the following attributes:

•
Quality. We seek to acquire properties that are suitable for their intended use with a quality of construction that is capable of sustaining the property’s investment potential for the long-term, assuming funding of budgeted maintenance, repairs and capital improvements.

•
Location. We seek to acquire properties that are located in established or otherwise appropriate markets for comparable properties, with access and visibility suitable to meet the needs of its occupants. In addition to U.S. properties, we also seek to acquire international properties that meet our investment criteria.

•
Market; Supply and Demand. We focus on local or regional markets that have potential for stable and growing property level cash flows over the long-term. These determinations are based in part on an evaluation of local and regional economic, demographic and regulatory factors affecting the property. For instance, we favor markets that indicate a growing population and employment base or markets that exhibit potential limitations on additions to supply, such as barriers to new construction. Barriers to new construction include lack of available land and stringent zoning restrictions. In addition, we generally seek to limit our investments in areas that have limited potential for growth.

•
Predictable Capital Needs. We seek to acquire properties where the future expected capital needs can be reasonably projected in a manner that would enable us to meet our objectives of growth in cash flows and preservation of capital and stability.

•
Cash Flows. We seek to acquire properties where the current and projected cash flows, including the potential for appreciation in value, would enable us to meet our overall investment objectives. We evaluate cash flows as well as expected growth and the potential for appreciation.

We will not invest more than 10.0% of the proceeds available for investment from our offering in unimproved or non-income producing properties or in other investments relating to unimproved or non-income producing property. A property will be considered unimproved or a non-income producing property for purposes of this limitation if it: (1) is not acquired for the purpose of currently producing rental or other operating income; or (2) has no development or construction in process at the date of acquisition or planned in good faith to commence within one year of the date of acquisition.
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
Real Estate Investments
We have invested, and will continue to invest, in a diversified portfolio of real estate investments, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We generally seek investments that produce current income. Our investments may include:

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
Our advisor generally seeks to acquire real estate on our behalf of the types described above that will best enable us to meet our investment objectives, taking into account the diversification of our portfolio at the time, relevant real estate and financial factors, the location, the income-producing capacity, and the prospects for long-range appreciation of a particular property and other considerations. As a result, we may acquire properties other than the types described above. In addition, we may acquire properties that vary from the parameters described above for a particular property type.

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
Our real estate investments generally take the form of holding fee title or long-term leasehold interests. Our investments may be made either directly through our operating partnership or indirectly through investments in joint ventures, limited liability companies, general partnerships or other co-ownership arrangements with the developers of the properties, affiliates of our advisor or other persons. See “Joint Ventures” below for a further discussion.
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
We have and we intend to continue to obtain adequate insurance coverage for all real estate investments in which we invest. However, there are types of losses, generally catastrophic in nature, for which we do not obtain insurance unless we are required to do so by mortgage lenders. See Item 1A. Risk Factors — Risks Related to Investments in Real Estate — Uninsured losses relating to real estate and lender requirements to obtain insurance may reduce our stockholders’ returns.
We have and we intend to continue to acquire leased properties with long-term leases and we generally do not intend to operate any healthcare-related facilities directly. As a REIT, we will be prohibited from operating healthcare-related facilities directly; however, from time to time we may lease a healthcare-related facility that we acquire to a wholly-owned taxable REIT subsidiary, or TRS, if we acquire healthcare-related facilities operated utilizing a RIDEA structure. In such an event, our TRS will engage a third party in the business of operating healthcare-related facilities to manage the property.

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
We may invest in general partnerships or joint ventures with other Griffin Capital programs or American Healthcare Investors-sponsored programs or affiliates of our advisor to enable us to increase our equity participation in such ventures, so that ultimately we own a larger equity percentage of the property. Our entering into joint ventures with our advisor or any of its affiliates will result in certain conflicts of interest. See Item 1A. Risk Factors — Risks Related to Joint Ventures.
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
Our Strategies and Policies With Respect to Borrowing
We have used and intend to continue to use secured and unsecured debt as a means of providing additional funds for the acquisition of properties and real estate-related investments. Our ability to enhance our investment returns and to increase our diversification by acquiring assets using additional funds provided through borrowing could be adversely impacted if banks and other lending institutions reduce the amount of funds available for the types of loans we seek. When interest rates are high or financing is otherwise unavailable on a timely basis, we may purchase certain assets for cash with the intention of obtaining debt financing at a later time. We may also utilize derivative financial instruments such as fixed interest rate swaps and caps to add stability to interest expense and to manage our exposure to interest rate movements.
We generally anticipate that after an initial phase of operations when we may employ greater amounts of leverage, aggregate borrowings, both secured and unsecured, will not exceed 50.0% of the combined market value of all of our real estate and real estate-related investments, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our borrowing policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2016, our aggregate borrowings were 27.2% of the combined market value of all our real estate and real estate-related investments.
Our board of directors reviews our aggregate borrowings at least quarterly to ensure that such borrowings are reasonable in relation to our net assets. Our borrowing policies preclude us from borrowing in excess of 300% of our net assets, unless any excess in such borrowing is approved by a majority of our independent directors and is disclosed in our next quarterly report along with justification for such excess. Net assets for purposes of this calculation are defined as our total assets, other than intangibles, valued at cost before deducting depreciation, amortization, bad debt and other similar non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with justification for such excess. In such event, we will review our debt levels at that time and take action to reduce any such excess as soon as practicable. We are likely to exceed these leverage limitations during the period prior to the investment of all of the net proceeds from our offering and any subsequent offering of our common stock. We may also incur indebtedness to finance improvements to properties and, if necessary, for working capital needs or to meet the distribution requirements applicable to REITs under the federal income tax laws. In addition, if our cash flows from operations are not sufficient to pay the stockholder servicing fee, we will pay the stockholder servicing fee through borrowings in anticipation of future cash flows. As of March 1, 2017 and December 31, 2016, our leverage did not exceed 300% of our net assets.
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
Our advisor will continue to use its best efforts to obtain financing on the most favorable terms available to us and will refinance assets during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing loan, when an existing loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include increased cash flows resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, and an increase in diversification and assets owned if all or a portion of the refinancing proceeds are reinvested.
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
Real Estate Acquisitions
Our advisor will continue to evaluate various potential investments on our behalf and engage in discussions and negotiations with real property sellers, developers, brokers, lenders, investment managers and others regarding such potential investments. We expect that this will normally occur upon the signing of a purchase agreement for the acquisition of a specific, significant property or real estate-related investment, but may occur before or after such signing or upon the satisfaction or expiration of major contingencies in any such purchase agreement, depending on the particular circumstances surrounding each potential investment.
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
Construction and Development Activities
From time to time, we may construct and develop real estate assets or render services in connection with these activities. We may be able to reduce overall purchase costs by constructing and developing property versus purchasing a finished property. Developing and constructing properties would, however, expose us to risks such as cost overruns, carrying costs of projects under construction or development, availability and costs of materials and labor, weather conditions and government regulation. See Item 1A. Risk Factors — Risks Related to Investments in Real Estate. We will retain independent contractors to perform the actual construction work on tenant improvements, such as installing heating, ventilation and air conditioning systems.
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
Board Review of Our Investment Policies and Report of Independent Directors
Our board of directors has established written policies on investments and borrowing. Our board of directors is responsible for monitoring the administrative procedures, investment operations and performance of our company and our advisor to ensure such policies are carried out. Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of our stockholders. Each determination and the basis therefore is required to be set forth in the minutes of the applicable meetings of our directors. Implementation of our investment policies also may vary as new investment techniques are developed. Our investment policies may not be altered by our board of directors without the approval of our stockholders.
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
Tax Status
We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code beginning with our taxable year ended December 31, 2016, and we intend to continue to qualify to be taxed as a REIT. To qualify and maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including our requirement to currently distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could have a material adverse affect on our net income and net cash available for distribution to our stockholders.
Distribution Policy
In order to qualify and maintain our qualification as a REIT for federal income tax purposes, among other things, we are required to distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. We cannot predict if we will generate sufficient cash flows to continue to pay cash distributions to our stockholders on an ongoing basis or at all. The amount of any cash distributions is determined by our board of directors and depends on the amount of distributable funds, current and projected cash requirements, tax considerations, any limitations imposed by the terms of indebtedness we may incur and other factors. If our investments produce sufficient cash flows, we expect to continue to pay distributions to our stockholders on a monthly basis. Because our cash available for distribution in any year may be less than 90.0% of our annual taxable income, excluding net capital gains, for the year, we may be required to borrow money, use proceeds from the issuance of securities (in subsequent offerings, if any) or sell assets to pay out enough of our taxable income to satisfy the distribution requirement. These methods of obtaining funds could affect future distributions by increasing operating costs. We did not establish any limit on the amount of proceeds from our offering, and we have not established any limit on the amount of proceeds from any future offerings, that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; or (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences.
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
Competition
We compete with many other entities engaged in real estate investment activities for acquisitions of medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities, including international, national, regional and local operators, acquirers and developers of healthcare real estate properties. The competition for healthcare real estate properties may significantly increase the price we must pay for medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities or other assets we seek to acquire, and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger healthcare REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Further, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition will result in increased demand for these assets, and therefore, increased prices paid for them. If there is an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices per property if we purchase single properties in comparison with portfolio acquisitions. If we pay higher prices per property for medical office buildings, hospitals, skilled nursing facilities, senior housing or other healthcare-related facilities, our business, financial condition, results of operations and our ability to pay distributions to our stockholders may be materially and adversely affected and our stockholders may experience a lower return on their investment.
In addition, income from our investments is dependent on the ability of our tenants and operators to compete with other healthcare operators. These operators compete on a local and regional basis for residents and patients and the operators’ ability to successfully attract and retain residents and patients depends on key factors such as the number of facilities in the local market, the types of services available, the quality of care, reputation, age and appearance of each facility and the cost of care in each locality. Private, federal and state payment programs and the effect of other laws and regulations may also have a significant impact on the ability of our tenants and operators to compete successfully for residents and patients at the properties. For additional information on the risks associated with our business, please see Item 1A. Risk Factors.
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
In order to induce the contributors of such properties to accept units in our operating partnership, rather than cash, in exchange for their properties, it may be necessary for us to provide them additional incentives. For instance, our operating partnership’s partnership agreement provides that any holder of units may exchange limited partnership units on a one-for-one basis for shares of our common stock, or, at our option, cash equal to the value of an equivalent number of shares of our common stock. We may, however, enter into additional contractual arrangements with contributors of property under which we would agree to repurchase a contributor’s units for shares of our common stock or cash, at the option of the contributor, at set times. In order to allow a contributor of a property to defer taxable gain on the contribution of property to our operating partnership, we might agree not to sell a contributed property for a defined period of time or until the contributor exchanged the contributor’s units for cash or shares of our common stock. Such an agreement would prevent us from selling those properties, even if market conditions made such a sale favorable to us. Such transactions are subject to the risks described in Item 1A. Risk Factors — Risks Related to Our Business — We may structure acquisitions of property in exchange for limited partnership units in our operating partnership on terms that could limit our liquidity or our flexibility. Although we may enter into such transactions with other existing or future American Healthcare Investors or Griffin Capital programs, we do not currently intend to do so. If we were to enter into such a transaction with an entity managed by one of our co-sponsors or its affiliates, we would be subject to the risks described in Item 1A. Risk Factors — Risks Related to Conflicts of Interest. We may acquire assets from, or dispose of assets to, affiliates of our advisor, which could result in us entering into transactions on less favorable terms than we would receive from a third party or that negatively affect the public’s perception of us.
Significant Tenants
As of December 31, 2016, we had three tenants that accounted for 10.0% or more of our annualized base rent, as follows:

Tenant	Annualized Base Rent(1)	Percentage of Annualized Base Rent	Acquisition	Reportable Segment	GLA (Sq Ft)	Lease Expiration Date
Cullman Regional Center Inc.	$1,453,000	13.1%	Cullman MOB III and Iron MOB Portfolio	Medical Office	95,000	Multiple
Martha Jefferson Hospital	$1,268,000	11.5%	Charlottesville MOB	Medical Office	51,000	06/30/22
Colonial Oaks Master Tenant	$1,131,000	10.2%	Lafayette Assisted Living Portfolio	Senior Housing	80,000	11/30/31
___________

(1)
Annualized base rent is based on contractual base rent from the leases in effect as of December 31, 2016. The loss of any of these tenants or their inability to pay rent could have a material adverse effect on our business and results of operations.

Geographic Concentration
Based on leases in effect as of December 31, 2016, four states in the United States accounted for 10.0% or more of the annualized base rent of our total property portfolio. Properties located in Alabama, Virginia, North Carolina and Louisiana accounted for 36.0%, 16.8%, 13.1% and 10.2%, respectively, of the annualized base rent of our total property portfolio. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy. For a further discussion, see Item 2. Properties — Geographic Diversification/Concentration Table.
Employees
We have no employees and our executive officers are all employees of one of our co–sponsors. Our day-to-day management is performed by our advisor and its affiliates. We cannot determine at this time if or when we might hire any employees, although we do not anticipate hiring any employees during the next twelve months. We do not directly compensate our executive officers for services rendered to us. However, our executive officers, consultants and the executive officers and key employees of our advisor and its affiliates are eligible for awards pursuant to the 2015 Incentive Plan, or our incentive plan. As of December 31, 2016, no awards had been granted to our executive officers, consultants or the executive officers or key employees of our advisor or its affiliates under this plan.
Investment Company Act Considerations
We intend to conduct our operations, and the operations of our operating partnership and any other subsidiaries, so that no such entity meets the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act. We intend to primarily engage in the business of investing in real estate assets; however, our portfolio may include, to a much lesser extent, other real estate-related investments. We also may acquire real estate assets through investments in joint venture entities, including joint venture entities in which we may not own a controlling interest. We anticipate that our assets generally will be held in wholly and majority-owned subsidiaries of the company, each formed to hold a particular asset. We intend to monitor our operations and our assets on an ongoing basis in order to ensure that neither we, nor any of our subsidiaries, meet the definition of “investment company” under Section 3(a)(1) of the Investment Company Act. Among other things, we will attempt to monitor the proportion of our portfolio that is placed in investments in securities.
Financial Information About Industry Segments
Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2016 and senior housing facility in December 2016, we added a new reportable segment at each such time. As of December 31, 2016, we operated through two reportable business segments — medical office buildings and senior housing.
Medical Office Buildings. As of December 31, 2016, we owned 10 medical office buildings, or MOBs. These properties typically contain physicians’ offices and examination rooms and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic centers, rehabilitation clinics and day-surgery operating rooms. While these properties are similar to commercial office buildings, they require additional parking spaces as well as plumbing, electrical and mechanical systems to accommodate multiple exam rooms that may require sinks in every room and special equipment such as x-ray machines. In addition, MOBs are often built to accommodate higher structural loads for certain equipment and may contain “vaults” or other specialized construction. Our MOBs are typically multi-tenant properties leased to healthcare providers (hospitals and physician practices). Based on square footage, approximately 61.6% of our MOBs are located on hospital campuses and 16.2% are affiliated with hospital systems. Our medical office buildings segment accounted for approximately 96.0% of total revenues for the year ended December 31, 2016. We did not own any MOBs for the period from January 23, 2015 (Date of Inception) through December 31, 2015.
Senior Housing. As of December 31, 2016, we owned two senior housing facilities. Senior housing facilities cater to different segments of the elderly population based upon their personal needs. Services provided by our tenants in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare. Our senior housing facilities are leased to single tenants under triple-net lease structures. Our senior housing segment accounted for approximately 4.0% of total revenues for the year ended December 31, 2016. We did not own any senior housing facilities for the period from January 23, 2015 (Date of Inception) through December 31, 2015.
For a further discussion of our segment reporting for the year ended December 31, 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015, see Note 17, Segment Reporting, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Item 1A. Risk Factors.
Investment Risks
There is no public market for the shares of our common stock. Therefore, it will be difficult for our stockholders to sell their shares of our common stock and, if our stockholders are able to sell their shares of our common stock, they will likely sell them at a substantial discount.
There currently is no public market for the shares of our common stock. We do not expect a public market for our stock to develop prior to the listing of the shares of our common stock on a national securities exchange, which we do not expect to occur in the near future and which may not occur at all. Additionally, our charter contains restrictions on the ownership and transfer of shares of our stock, and these restrictions may inhibit our stockholders’ ability to sell their shares of our common stock. Our charter provides that no person may own more than 9.9% in value of our issued and outstanding shares of capital stock or more than 9.9% in value or in number of shares, whichever is more restrictive, of the issued and outstanding shares of our common stock. Any purported transfer of the shares of our common stock that would result in a violation of either of these limits will result in such shares being transferred to a trust for the benefit of a charitable beneficiary or such transfer being declared null and void. We have adopted a share repurchase plan, but it is limited in terms of the amount of shares of our common stock which may be repurchased annually and is subject to our board of directors’ discretion. Our board of directors may also amend, suspend, or terminate our share repurchase plan at any time upon 30 days’ written notice. Therefore, it will be difficult for our stockholders to sell their shares of our common stock promptly or at all. If our stockholders are able to sell their shares of our common stock, our stockholders may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that, at the time we make our investments, the amount of funds available for investment may be reduced by up to 4.0% of the gross offering proceeds (excluding the 2.0% of the gross offering proceeds portion of the dealer manager fee funded by our advisor), which will be used to pay selling commissions and a dealer manager fee. We also will be required to use gross offering proceeds to pay acquisition fees, acquisition expenses and asset management fees. Unless our aggregate investments increase in value to compensate for these fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares of our common stock, whether pursuant to our share repurchase plan or otherwise, without incurring a substantial loss. We cannot assure our stockholders that their shares of our common stock will ever appreciate in value to equal the price our stockholders paid for their shares of our common stock. Therefore, our stockholders should consider the purchase of shares of our common stock as illiquid and a long-term investment, and our stockholders must be prepared to hold their shares of our common stock for an indefinite length of time.
We have not identified all of the real estate or real estate-related investments to acquire with the net proceeds from our offering.
We have not identified all of the real estate or real estate-related investments to acquire with the net proceeds of our offering. As a result, this is considered a “blind pool” offering because investors in the offering are unable to evaluate the manner in which our net proceeds are invested and the economic merits of our investments prior to subscribing for shares of our common stock. Additionally, our stockholders will not have the opportunity to evaluate the transaction terms or other financial or operational data concerning the real estate or real estate-related investments we acquire in the future.
We have a limited operating history. Therefore, our stockholders may not be able to adequately evaluate our ability to achieve our investment objectives, and the prior performance of other programs sponsored or co-sponsored by American Healthcare Investors and Griffin Capital may not be an accurate predictor of our future results.
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
We are dependent upon the net proceeds to be received from our offering to conduct our proposed activities. Our stockholders, rather than us or our affiliates, will incur the bulk of the risk if we are unable to raise substantial funds. Our offering is being made on a “best efforts” basis, whereby our dealer manager and the broker-dealers participating in the offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, we cannot assure our stockholders as to the amount of proceeds that will be raised in our offering or that we will achieve sales of the maximum offering. If we are unable to raise substantially more than the minimum offering amount, we will have limited diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. Our stockholders’ investment in shares of our common stock will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In such event, the likelihood of our profitability being affected by the poor performance of any single investment will increase. In addition, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to pay distributions could be adversely affected if we are unable to raise substantial funds.
Our co-sponsors and certain of their key personnel will face competing demands relating to their time, and this may cause our operating results to suffer.
Griffin Capital and certain of its key personnel and its respective affiliates serve as key personnel, advisors, managers and sponsors or co-sponsors of 15 other Griffin Capital-sponsored programs, including Griffin Capital Essential Asset REIT, Inc., or GC REIT, Griffin Capital Essential Asset REIT II, Inc., or GC REIT II, Griffin-American Healthcare REIT III, Inc., or GA Healthcare REIT III, Griffin-Benefit Street Partners BDC Corp., or GB-BDC, GIREX and Griffin Institutional Access Credit Fund, or GIA Credit Fund, and may have other business interests as well. In addition, American Healthcare Investors and its key personnel serve as key personnel and co-sponsor of GA Healthcare REIT III, may sponsor or co-sponsor additional real estate programs in the future, and provide certain asset management and property management services to certain of Colony NorthStar’s managed companies. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on their investment may suffer.
In addition, executive officers of Griffin Capital also are officers of Griffin Capital Securities and other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to allocation of management time and services between us and the other entities. Griffin Capital Securities currently serves as dealer manager for GC REIT II, our company, GB-BDC and a private REIT offering, and as the exclusive wholesale marketing agent for GIREX and GIA Credit Fund. If Griffin Capital Securities is unable to devote sufficient time and effort to the distribution of shares of our common stock, we may not be able to raise significant additional proceeds for investment in real estate. Accordingly, competing demands of Griffin Capital personnel may cause us to be unable to successfully implement our investment objectives or generate cash needed to make distributions to our stockholders, and to maintain or increase the value of our assets.
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
On April 13, 2016, our board of directors authorized a daily distribution to our Class T stockholders of record as of the close of business on each day of the period from May 1, 2016 through June 30, 2016. Our advisor agreed to waive certain asset management fees that may otherwise be due to our advisor pursuant to the Advisory Agreement until such time as the amount of such waived asset management fees is equal to the amount of distributions payable to our stockholders for the period beginning on May 1, 2016 and ending on the date of the acquisition of our first property or real estate-related investment, as such terms are defined in the Advisory Agreement. Having raised the minimum offering in April 2016, the distributions declared for each record date in the May 2016 and June 2016 periods were paid in June 2016 and July 2016, respectively, from legally available funds. The daily distributions were calculated based on 365 days in the calendar year and were equal to $0.001643836 per share of our Class T common stock. These distributions were aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears. We acquired our first property on June 28, 2016, and as such, our advisor waived asset management fees equal to the amount of distributions paid from May 1, 2016 through June 27, 2016. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees.
On June 28, 2016, our board of directors authorized a daily distribution to our Class T stockholders of record as of the close of business on each day of the period commencing on July 1, 2016 and ending September 30, 2016 and to our Class I stockholders of record as of the close of business on each day of the period commencing on the date that the first Class I share was sold and ending on September 30, 2016. Subsequently, our board of directors authorized on a quarterly basis a daily distribution to our Class T and Class I stockholders of record as of the close of business on each day of the quarterly periods commencing on October 1, 2016 and ending on March 31, 2017. The daily distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our Class T and Class I common stock. These distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears, only from legally available funds.
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

We did not pay any distributions for the period from January 23, 2015 (Date of Inception) through December 31, 2015. The distributions paid for the year ended December 31, 2016, along with the amount of distributions reinvested pursuant to the DRIP and the sources of distributions as compared to cash flows from operations were as follows:

	Year Ended
	December 31, 2016
Distributions paid in cash	$549,000
Distributions reinvested	796,000
	$1,345,000
Sources of distributions:
Cash flows from operations	$—	—%
Offering proceeds	1,345,000	100
	$1,345,000	100%
Under accounting principles generally accepted in the United States of America, or GAAP, acquisition related expenses are expensed, and therefore, subtracted from cash flows from operations. However, these expenses may be paid from offering proceeds or debt.
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
As of December 31, 2016, we had an amount payable of $5,531,000 to our advisor or its affiliates primarily for the Contingent Advisor Payment, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice. See Note 12, Related Party Transactions — Acquisition and Development Stage — Acquisition Fee, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
As of December 31, 2016, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than the $80,000 in asset management fees waived by our advisor, as discussed above. Other than the waiver of asset management fees by our advisor to provide us with additional funds to pay initial distributions to our stockholders through June 27, 2016, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer or continue to defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
We did not pay distributions for the period from January 23, 2015 (Date of Inception) through December 31, 2015. The distributions paid for the year ended December 31, 2016, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to funds from operations attributable to controlling interest, or FFO, were as follows:

	Year Ended
	December 31, 2016
Distributions paid in cash	$549,000
Distributions reinvested	796,000
	$1,345,000
Sources of distributions:
FFO attributable to controlling interest	$—	—%
Offering proceeds	1,345,000	100
	$1,345,000	100%
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
We compete with many other entities engaged in real estate investment activities for acquisitions of medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities, including international, national, regional and local operators, acquirers and developers of healthcare real estate properties, as well as GA Healthcare REIT III. The competition for healthcare real estate properties may significantly increase the price we must pay for medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities or other assets we seek to acquire, and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger healthcare REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Further, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition will result in increased demand for these assets, and therefore, increased prices paid for them. If there is an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices per property if we purchase single properties in comparison with portfolio acquisitions. If we pay higher prices per property for medical office buildings, hospitals, skilled nursing facilities, senior housing or other healthcare-related facilities, our business, financial condition, results of operations and our ability to pay distributions to our stockholders may be materially and adversely affected and our stockholders may experience a lower return on their investment.
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
We are externally advised by our advisor pursuant to the Advisory Agreement between us and our advisor which has a one-year term that expires on February 16, 2018 and is subject to successive one-year renewals upon the mutual consent of us and our advisor. In the event of a partial or full liquidation of our assets, our advisor will be entitled to receive an incentive distribution equal to 15.0% of the net proceeds of the liquidation, after we have received and paid to our stockholders the sum of the gross proceeds from the sale of shares of our common stock, and any shortfall in an annual 6.0% cumulative, non-compounded return to stockholders in the aggregate. In the event of a termination of the Advisory Agreement in connection with the listing of our common stock on a national securities exchange, the partnership agreement provides that our advisor will receive an incentive distribution in redemption of its limited partnership units equal to 15.0% of the amount, if any, by which (1) the market value of our outstanding common stock at listing plus distributions paid by us prior to the listing of the shares of our common stock on a national securities exchange, exceeds (2) the sum of the gross proceeds from the sale of shares of our common stock (less amounts paid to repurchase shares of our common stock) plus an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock. Upon our advisor’s receipt of the incentive distribution in redemption of its limited partnership units, our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Further, in connection with the termination or non-renewal of the Advisory Agreement other than due to a listing of the shares of our common stock on a national securities exchange, our advisor shall be entitled to receive a distribution in redemption of its limited partnership units equal to the amount that would be payable as an incentive distribution upon sales of properties, which equals 15.0% of the net proceeds if we liquidated all of our assets at fair market value, after we have received and paid to our stockholders the sum of the gross proceeds from the sale of shares of our common stock and an annual 6.0% cumulative, non-compounded return to our stockholders in the aggregate. Such distribution upon termination of the Advisory Agreement is payable to our advisor even upon termination or non-renewal of the Advisory Agreement as a result of poor performance by our advisor. Upon our advisor’s receipt of this distribution in redemption of its limited partnership units, our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Any amounts to be paid to our advisor in connection with the termination of the Advisory Agreement cannot be determined at the present time, but such amounts, if paid, will reduce the cash available for distribution to our stockholders.
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
We will be required to disclose an estimated per share value of our common stock prior to, or shortly after, the conclusion of our offering, and such estimated per share value may be lower than the purchase price our stockholders pay for shares of our common stock in our offering. The estimated per share value may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of our company.
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
As required by recent amendments to rules promulgated by FINRA, we expect to disclose an estimated per share value of our shares based on a valuation no later than 150 days following the second anniversary of the date on which we broke escrow in our offering, although we may determine to provide an estimated per share value based upon a valuation earlier than presently anticipated. If we provide an estimated per share value of our shares based on a valuation prior to the conclusion of our offering, our board of directors may determine to modify the offering price, including the price at which the shares are offered pursuant to the DRIP, to reflect the estimated per share value. Further, an amendment to NASD Rule 2340, which took effect on April 11, 2016, requires the “value” on the customer account statement to be equal to the offering price less up-front underwriting compensation and certain organization and offering expenses since we do not intend to disclose an estimated per share value prior to 150 days following the second anniversary of the date on which we break escrow. Accordingly, until we disclose an estimated per share value, our stockholders’ customer account statements will include a per share value that is less than the offering price.
The price at which a stockholder purchases shares and any subsequent estimated values are likely to differ from the price at which a stockholder could resell such shares because: (1) there is no public trading market for our shares at this time; (2) until we disclose an estimated per share value based on a valuation, the price does not reflect, and will not reflect, the fair value of our assets as we acquire them, nor does it represent the amount of net proceeds that would result from an immediate liquidation of our assets or sale of our company, because the amount of proceeds available for investment from our offering is net of selling commissions, dealer manager fees and acquisition fees and expenses; (3) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current conditions in the financial and real estate markets may affect the values of our investments; (4) the estimated value does not take into account how developments related to individual assets may increase or decrease the value of our portfolio; and (5) the estimated value does not take into account any portfolio premium or premiums to value that may be achieved in a liquidation of our assets or sale of our portfolio.
When determining the estimated per share value from and after 150 days following the second anniversary of breaking escrow in our offering and at least annually thereafter, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated per share value; provided, however, that the determination of the estimated per share value must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. After the initial appraisal, appraisals will be done at least annually. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.

Our board of directors may change our investment objectives without seeking our stockholders’ approval.
Our board of directors may change our investment objectives without seeking our stockholders’ approval if our directors, in accordance with their fiduciary duties to our stockholders, determine that a change is in their best interest. A change in our investment objectives could reduce our payment of cash distributions to our stockholders or cause a decline in the value of our investments.
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
We intend to incur mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to pay distributions and could decrease the value of our stockholders’ investment.
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
Any deterioration of financial conditions could have the potential to materially adversely affect the value of our properties and other investments, the availability or the terms of financing that we may anticipate utilizing, our ability to make principal and interest payments on, or refinance, certain property acquisitions or refinance any debt at maturity, and/or, for our leased properties, the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. The market environment also could affect our operating results and financial condition as follows:

•
Debt Markets — The debt market remains sensitive to the macro environment, such as Federal Reserve policy, market sentiment or regulatory factors affecting the banking and commercial mortgage-backed securities industries. Should overall borrowing costs increase, due to either increases in index rates or increases in lender spreads, our operations may generate lower returns.

•
Real Estate Markets — Although construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth. Improving fundamentals have resulted in gains in property values, although in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. If recent improvements in the economy reverse course, the properties we acquire could substantially decrease in value after we purchase them. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge or record a loss on sale in earnings.

Increasing vacancy rates for commercial real estate may result from any increased disruptions in the financial markets and deterioration in economic conditions, which could reduce revenue and the resale value of our properties.
We depend upon tenants for a majority of our revenue from real property investments. Future disruptions in the financial markets and deterioration in economic conditions may result in increased vacancy rates for commercial real estate, including medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities, due to generally lower demand for rentable space, as well as potential oversupply of rentable space. Increased unemployment rates may lead to reduced demand for medical services, causing physician groups and hospitals to delay expansion plans, leaving a growing number of vacancies in new buildings. Reduced demand for medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities could require us to increase concessions, tenant improvement expenditures or reduce rental rates to maintain occupancies beyond those anticipated at the time we acquire the property. In addition, the market value of a particular property could be diminished by prolonged vacancies. Future disruptions in the financial markets and deterioration in economic conditions could impact certain properties we acquire and such properties could experience higher levels of vacancy than anticipated at the time we acquire them. The value of our real estate investments could decrease below the amounts we paid for the investments. Revenues from properties could decrease due to lower occupancy rates, reduced rental rates and potential increases in uncollectible rent. We will incur expenses, such as for maintenance costs, insurance costs and property taxes, even though a property is vacant. The longer the period of significant vacancies for a property, the greater the potential negative impact on our revenues and results of operations.

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
We may be unable to secure funds for future tenant or other capital improvements, which could limit our ability to attract, replace or retain tenants and decrease our stockholders’ return on investment.
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
Our success is dependent on the performance of our advisor and certain key personnel.
Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our advisor in identifying and acquiring investments, the determination of any financing arrangements, the asset management of our investments and the management of our day-to-day activities. Our advisor has broad discretion over the use of proceeds from our offering and our stockholders have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in this annual report or other periodic filings with the SEC. We rely on the management ability of our advisor, subject to the oversight and approval of our board of directors. Accordingly, our stockholders should not purchase shares of our common stock unless they are willing to entrust all aspects of our day-to-day management to our advisor. If our advisor suffers or is distracted by adverse financial or operational problems in connection with their own operations or the operations of American Healthcare Investors or Griffin Capital unrelated to us, our advisor may be unable to allocate time and/or resources to our operations. If our advisor is unable to allocate sufficient resources to oversee and perform our operations for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders. In addition, our success depends to a significant degree upon the continued contributions of our advisor’s officers and certain of the managing directors, officers and employees of American Healthcare Investors, in particular Jeffrey T. Hanson, Danny Prosky and Mathieu B. Streiff, each of whom would be difficult to replace. Messrs. Hanson, Prosky and Streiff currently serve as our executive officers and Mr. Hanson also serves as Chairman of our Board of Directors. We currently do not have an employment agreement with any of Messrs. Hanson, Prosky or Streiff. In the event that Messrs. Hanson, Prosky or Streiff are no longer affiliated with American Healthcare Investors, for any reason, it could have a material adverse effect on our success and American Healthcare Investors may not be able to attract and hire as capable individuals to replace Messrs. Hanson, Prosky and/or Streiff. We do not have key man life insurance on any of our co-sponsors’ key personnel. If our advisor or American Healthcare Investors were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.
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
Our strategy may involve internalizing our management functions. If we internalize our management functions, we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor under the Advisory Agreement; however, our direct expenses would include general and administrative costs, including legal, accounting, and other expenses related to corporate governance, SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that are now paid by our advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and FFO, and may further dilute our stockholders’ investment. We cannot reasonably estimate the amount of fees to our advisor we would save and the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we no longer pay to our advisor, our net income per share and FFO per share may be lower as a result of the internalization than they otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders.
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
Our success is dependent on the performance of our co-sponsors.
Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our advisor. Our advisor is a joint venture between our two co-sponsors, in which American Healthcare Investors owns a 75.0% interest and Griffin Capital indirectly owns a 25.0% interest. Our advisor’s and co-sponsors’ ability to manage our operations successfully is impacted by trends in the general economy, as well as the commercial real estate and credit markets. The current macroeconomic environment may negatively impact the value of commercial real estate assets and contribute to a general slow-down in our industry, which could put downward pressure on our co-sponsors’ revenues and operating results.
Additionally, American Healthcare Investors is 47.1% owned by AHI Group Holdings, 45.1% indirectly owned by Colony NorthStar and 7.8% owned by Mr. Flaherty, who also serves as a member of the investment committee of our advisor. American Healthcare Investors and its sponsored programs, including our company, may not realize the anticipated benefits of the relationship with Colony NorthStar and Mr. Flaherty due to, among other things, the economic and overall conditions of the healthcare real estate industry, Colony NorthStar’s and Mr. Flaherty’s ability to source healthcare real estate investments with the returns anticipated by American Healthcare Investors or at all, or American Healthcare Investors, Colony NorthStar and Mr. Flaherty having overlapping interests that could exacerbate potential conflicts or disputes.
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
We expect that we will have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any banking institution in which we have deposited funds ultimately fails, we may lose the amount of our deposits over any federally-insured amount. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our stockholders’ investment.
Because not all REITs calculate MFFO the same way, our use of MFFO may not provide meaningful comparisons with other REITs.
We use modified funds from operations attributable to controlling interest, or MFFO, and the adjustments used to calculate it in order to evaluate our performance against other publicly registered, non-listed REITs which intend to have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. However, not all REITs calculate MFFO the same way. If REITs use different methods of calculating MFFO, it may not be possible for investors to meaningfully compare the performance of certain REITs.
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
The conflicts of interest faced by our officers may cause us not to be managed solely in our stockholders’ best interest, which may adversely affect our results of operations and the value of their investment.
All of our officers also are managing directors, officers or employees of American Healthcare Investors or other affiliated entities that will receive fees in connection with our offering and our operations. These persons are not precluded from working with, being employed by, or investing in, any program American Healthcare Investors sponsors or may sponsor in the future. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment strategy and our investment opportunities. Furthermore, they may have conflicts of interest in allocating their time and resources between our business and these other activities. During times of intense activity in other programs, the time they devote to our business may decline and be less than we require. If our officers, for any reason, are not able to provide sufficient resources to manage our business, our business will suffer and this may adversely affect our results of operations and the value of our stockholders’ investment.
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
We rely on our advisor as a source for all or a portion of our investment opportunities. Our advisor is jointly owned by our co-sponsors, American Healthcare Investors and Griffin Capital. Griffin Capital, through its indirect wholly-owned subsidiary, Griffin Capital Asset Management Company, LLC, indirectly owns 25.0% of our advisor. American Healthcare Investors is the managing member and owns 75.0% of our advisor, and Colony NorthStar is the indirect owner of approximately 45.1% of American Healthcare Investors. Our co-sponsors currently are the co-sponsors of GA Healthcare REIT III, and Colony NorthStar and its affiliates serve as the advisor and/or sponsor to other programs, including NorthStar Healthcare Income, Inc., or NHI, that invests in healthcare real estate and healthcare real estate-related assets. As a result, we may be seeking to acquire properties at the same time as one or more other real estate programs sponsored by one or both of our co-sponsors or advised or sponsored by Colony NorthStar or its affiliates, including GA Healthcare REIT III and NHI and these other programs may use investment strategies and have investment objectives that are similar to ours. Officers and key personnel of our co-sponsors and Colony NorthStar and its affiliates may face conflicts of interest relating to the allocation of properties that may be acquired. American Healthcare Investors and Colony NorthStar have adopted allocation policies to allocate healthcare real estate investment opportunities among such real estate programs. However, we are not a party to the allocation policies adopted by American Healthcare Investors and Colony NorthStar and therefore, we do not have any ability to directly enforce the application of such policies to investment opportunities that are sourced by Colony NorthStar. Thus, there is no guarantee that Colony NorthStar will allocate any investment opportunities to us. Furthermore, because we are not a party to these allocation policies, such policies may be changed at any time without our input or consent, and there is no guarantee that any such changes would benefit us. Moreover, there is a risk that the allocation of investment opportunities may result in our acquiring a property that provides lower returns to us than a property purchased by another real estate program sponsored by one or both of our co-sponsors or advised or sponsored by Colony NorthStar or its affiliates. In addition, we may acquire properties in geographic areas where a real estate program sponsored by one or both of our co-sponsors or advised or sponsored by Colony NorthStar or its affiliates own properties. If one of these other real estate programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant.
Our advisor faces conflicts of interest relating to its compensation structure, including the payment of acquisition fees and asset management fees, which could result in actions that are not necessarily in our stockholders’ long-term best interest.
Under the Advisory Agreement and pursuant to the subordinated participation interest our advisor holds in our operating partnership, our advisor will be entitled to fees and distributions that are structured in a manner intended to provide incentives to our advisor to perform in both our and our stockholders’ long-term best interests. The fees to which our advisor or its affiliates will be entitled include acquisition fees, asset management fees, property management fees, disposition fees and other fees as provided for under the Advisory Agreement and agreement of limited partnership of our operating partnership. The distributions our advisor may become entitled to receive would be payable upon distribution of net sales proceeds to our stockholders, the listing of the shares of our common stock on a national securities exchange, certain merger transactions or the termination of the Advisory Agreement. However, because our advisor will be entitled to receive substantial minimum compensation regardless of our performance, our advisor’s interests may not be wholly aligned with theirs. In that regard, our advisor or its affiliates will receive an asset management fee with respect to the ongoing operation and management of properties based on the amount of our initial investment and capital expenditures and not the performance of those investments, which could result in our advisor not having adequate incentive to manage our portfolio to provide profitable operations during the period we hold our investments. On the other hand, our advisor could be motivated to recommend riskier or more speculative investments in order to increase the fees payable to our advisor or for us to generate the specified levels of performance or net sales proceeds that would entitle our advisor to fees or distributions. Furthermore, our advisor or its affiliates will receive an acquisition fee that is based on the contract purchase price of each property acquired or the origination or acquisition price of any real estate-related investment, rather than the performance of those investments. Therefore, our advisor or its affiliates may have an incentive to recommend investments more quickly or with a higher purchase price or investments that may not produce the maximum risk adjusted returns in order to receive such acquisition fees.
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
Our advisor’s entitlement to fees upon the sale of our assets and to participate in net sales proceeds could result in our advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return which would entitle our advisor to compensation relating to such sales, even if continued ownership of those investments might be in our stockholders’ long-term best interest. The subordinated participation interest may require our operating partnership to make a distribution to our advisor in redemption of its limited partnership units upon the listing of the shares of our common stock on a national securities exchange or the merger of our company with another company in which our stockholders receive shares that are traded on a national securities exchange if our advisor meets the performance thresholds included in our operating partnership’s limited partnership agreement, even if our advisor is no longer serving as our advisor. To avoid making this distribution, our independent directors may decide against listing the shares of our common stock or merging with another company even if, but for the requirement to make this distribution, such listing or merger would be in our stockholders’ best interest. In addition, the requirement to pay these fees could cause our independent directors to make different investment or disposition decisions than they would otherwise make, in order to satisfy our obligation to our advisor.
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

Risks Related to Our Organizational Structure
Several potential events could cause our stockholders’ investment in us to be diluted, which may reduce the overall value of their investment.
Our stockholders’ investment in us could be diluted by a number of factors, including:

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
Our stockholders’ ability to control our operations is severely limited.
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
The limits on ownership and transfer of our equity securities in our charter may have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for our stockholders’ common stock. The ownership limits and restrictions on transferability will continue to apply until our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance is no longer required for REIT qualification.
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
The MGCL and our organizational documents limit our stockholders’ right to bring claims against our officers and directors.
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

Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit our stockholders’ ability to dispose of their shares of our common stock.
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

Our stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act. To avoid registration as an investment company, we may not be able to operate our business successfully. If we become subject to registration under the Investment Company Act, we may not be able to continue our business.
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
In order for us to not meet the definition of an “investment company” and avoid regulation under the Investment Company Act, we must engage primarily in the business of buying real estate, and these investments must be made within one year after the offering period ends. If we are unable to invest a significant portion of the proceeds of our offering in properties within one year after the offering period, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in certificates of deposit or other cash items with low returns. This would reduce the cash available for distribution to investors and possibly lower our stockholders’ returns.
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
Uninsured losses relating to real estate and lender requirements to obtain insurance may reduce our stockholders’ returns.
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
Delays we encounter in the selection, acquisition and development of real properties could adversely affect our stockholders’ returns. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. If we engage in development or construction projects, we will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular real properties. Delays in completion of construction could give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks if we make periodic progress payments or other advances to builders prior to completion of construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
We are permitted to invest in a limited amount of unimproved real property. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups. If we invest in unimproved real property that we intend to develop, our stockholders’ investment would be subject to the risks associated with investments in unimproved real property.
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
To the extent that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. As of March 1, 2017, our properties located in Alabama, Virginia, North Carolina and Louisiana accounted for approximately 36.0%, 16.7%, 13.4% and 10.2%, respectively, of the annualized base rent of our total property portfolio. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
Certain of our properties may not have efficient alternative uses, so the loss of a tenant may cause us not to be able to find a replacement or cause us to spend considerable capital to adapt the property to an alternative use.
Some of the properties we will seek to acquire are healthcare properties that may only be suitable for similar healthcare-related tenants. If we or our tenants terminate the leases for these properties or our tenants lose their regulatory authority to operate such properties, we may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the properties to other uses. Any loss of revenues or additional capital expenditures required as a result may have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
Our current and future medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities and tenants may be unable to compete successfully, which could result in lower rent payments, reduce our cash flows from operations and amount available for distributions.
Our current and future medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities often will face competition from nearby medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities that provide comparable services. Some of those competing facilities are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to our buildings.
Similarly, our tenants will face competition from other medical practices in nearby hospitals and other medical facilities. Our tenants’ failure to compete successfully with these other practices could adversely affect their ability to make rental payments, which could adversely affect our rental revenues. Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients or that are permitted to participate in the payer program. This could adversely affect our tenants’ ability to make rental payments, which could adversely affect our rental revenues.
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
In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2016-02, Leases, or ASU 2016-02, on February 25, 2016, which substantially changes the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation will be recorded on the tenant’s balance sheet for all lease arrangements. In addition, ASU 2016-02 will impact the method in which contractual lease payments will be recorded. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms or fewer extension options, which would generally have less impact on tenant balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk, a delay in investing proceeds from our offering, or shorter lease terms, all of which may negatively impact our operations and ability to pay distributions. ASU 2016-02 will be effective January 1, 2019.
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
The healthcare industry is heavily regulated by federal, state and local governmental bodies. The tenants in our healthcare properties generally will be subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, and relationships with physicians and other referral sources. Changes in these laws and regulations or our tenants’ failure to comply with these laws and regulations could negatively affect the ability of our tenants to make lease payments to us and our ability to pay distributions to our stockholders.
Many of our healthcare properties and their tenants may require a license or certificate of need, or CON, to operate. Failure to obtain a license or CON, or loss of a required license or CON, would prevent a facility from operating in the manner intended by the tenant. These events could materially adversely affect our tenants’ ability to make rent payments to us. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of healthcare-related facilities, by requiring a CON or other similar approval. State CON laws and other similar laws are not uniform throughout the U.S. and are subject to change; therefore, this may adversely impact our tenants’ ability to provide services in different states. We cannot predict the impact of state CON laws or similar laws on our development of facilities or the operations of our tenants.
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
Reductions in reimbursement from third-party payers, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us.
Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payers to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the healthcare billing rules and regulations are complex, and the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs. Moreover, the state and federal governmental healthcare programs are subject to reductions by state and federal legislative actions. The American Taxpayer Relief Act of 2012 prevented the reduction in physician reimbursement of Medicare from being implemented in 2013. The Protecting Access to Medicare Act of 2014 prevented the reduction of 24.4% in the physician fee schedule by replacing the scheduled reduction with a 0.5% increase to the physician fee schedule through December 31, 2014, and a 0% increase for January 1, 2015 through March 31, 2015. The potential 21.0% cut in reimbursement that was to be effective April 1, 2015 was removed by the Medicare Access & CHIP Reauthorization Act of 2015, or MACRA, and replaced with two new methodologies that will focus upon payment based upon quality outcomes. The first model is the Merit-Based Incentive Payment System, or MIPS, which will combine the Physician Quality Reporting System, or PQRS, and Meaningful Use program with the Value Based Modifier program to provide for one payment model based upon (i) quality, (ii) resource use, (iii) clinical practice improvement and (iv) advancing care information through the use of certified Electronic Health Record, or EHR, technology. The second model is the Advanced Alternative Payment Models, or APM, which require the physician to participate in a risk share arrangement for reimbursement related to his or her patients while utilizing a certified health record and reporting on specific quality metrics. There are a number of physicians that will not qualify for the APM payment method. Therefore, this change in reimbursement models may impact our tenants’ payments and create uncertainty in the tenants’ financial condition.
The healthcare industry continues to face various challenges, including increased government and private payer pressure on healthcare providers to control or reduce costs. It is possible that our tenants will continue to experience a shift in payer mix away from fee-for-service payers, resulting in an increase in the percentage of revenues attributable to reimbursement based upon value based principles and quality driven managed care programs, and general industry trends that include pressures to control healthcare costs. The federal government’s goal is to move approximately 90.0% of its reimbursement for providers to be based upon quality outcome models. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement to payment based upon quality outcomes have increased the uncertainty of payments.
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
On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act of 2010, or the Patient Protection and Affordable Care Act, and on March 30, 2010, President Obama signed into law the Health Care and Education Reconciliation Act of 2010, or the Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act. Together, the two acts serve as the primary vehicle for comprehensive healthcare reform in the U.S., or collectively the Healthcare Reform Act. The insurance plans that participated on the health insurance exchanges created by the Healthcare Reform Act were expecting to receive risk corridor payments to address the high risk claims that it paid through the exchange product. However, the federal government currently owes the insurance companies approximately $8.3 billion under the risk corridor payment program that is currently disputed by the federal government. The federal government is currently defending several lawsuits from the insurance plans that participate on the health insurance exchange. If the insurance companies do not receive the payments, the insurance companies may cease to participate on the insurance exchange which limits insurance options for patients. If patients do not have access to insurance coverage, it may adversely impact the tenants’ revenues and the tenants’ ability to pay rent.
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
Furthermore, beginning in 2016, the Centers for Medicare and Medicaid Services will apply a negative payment adjustment to individual eligible professionals, Comprehensive Primary Care practice sites, and group practices participating in the Physician Quality Reporting System, or PQRS, group practice reporting option (including Accountable Care Organizations) that did not satisfactorily report PQRS in 2014. Program participation during a calendar year will affect payments two years later. Providers can appeal the determination, but if the provider is not successful, the provider’s reimbursement may be adversely impacted, which would adversely impact a tenant’s ability to make rent payments to us.
Moreover, President Trump signed an Executive Order on January 20, 2017 to “ease the burden of Obamacare.” At this time, the implications of this Executive Order are unknown, but it is possible that it may adversely impact the insurance exchanges or remove the requirement for all individuals to obtain insurance. If individuals are not required to have insurance or if the insurance exchange products are not available to the general public, it is possible that our tenants will not have as many patients that have insurance coverage, which will adversely impact the tenants’ revenues and ability to pay rent. At this time, the implications of the Executive Order are unknown.
It is anticipated that the Republican-controlled Congress will move forward to repeal the Healthcare Reform Act. At this time, it is unknown if Congress will simultaneously replace the Healthcare Reform Act provisions at the time of repealing the prior laws or if the initial step will be to repeal the law without immediate action. At this time, the implications of the repeal and potential replacement laws for the Healthcare Reform Act are creating insecurity and instability in the healthcare marketplace. This instability in the marketplace may adversely impact our tenants’ ability to remain in business, thus impacting the tenants’ ability to rent space.
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
Adverse trends in healthcare provider operations may negatively affect our lease revenues and our ability to pay distributions to our stockholders.
The healthcare industry is currently experiencing:

•	changes in the demand for and methods of delivering healthcare services;

•	changes in third-party reimbursement policies;

•	significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas;

•	increased expense for uninsured patients;

•	increased competition among healthcare providers;

•	increased liability insurance expense;

•	continued pressure by private and governmental payers to reduce payments to providers of services;

•	increased scrutiny of billing, referral and other practices by federal and state authorities;

•	changes in federal and state healthcare program payment models;

•	increased emphasis on compliance with privacy and security requirements related to personal health information; and

•	increased instability in the Health Insurance Exchange market and lack of access to insurance plans participating in the exchange.
Moreover, the fines and penalties of HIPAA privacy and security rules increased in 2013. If a tenant breaches a patient’s protected health information and is fined by the federal government, the tenant’s ability to operate and pay rent may be adversely impacted.
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
As is typical in the healthcare industry, our healthcare-related tenants may often become subject to claims that their services have resulted in patient injury or other adverse effects. Many of these tenants may have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by these tenants may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants of our medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. We also believe that there has been, and will continue to be, an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance may not always be available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent, which in turn could have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
Comprehensive healthcare reform legislation, the effects of which are not yet known, could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
The Healthcare Reform Act is intended to reduce the number of individuals in the U.S. without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. Included within the legislation is a limitation on physician-owned hospitals from expanding, unless the facility satisfies very narrow federal exceptions to this limitation. Therefore, if our tenants are physicians that own and refer to a hospital, the hospital would be limited in its operations and expansion potential, which may limit the hospital’s services and resulting revenues and may impact the owner’s ability to make rental payments. The legislation will become effective through a phased approach, having begun in 2010 and concluding in 2018. On June 28, 2012, the United States Supreme Court upheld the individual mandate under the Healthcare Reform Act, although substantially limiting its expansion of Medicaid. At this time, the effects of healthcare reform and its impact on our properties are not yet known but could materially adversely affect our business, financial condition, results of operations and ability to pay distributions to our stockholders.
Moreover, the Republican-controlled Congress is preparing to repeal the Healthcare Reform Act. At this time, a replacement bill has not been proposed and the timing of the repeal of the Healthcare Reform Act is unknown. If the Healthcare Reform Act is repealed without a meaningful replacement, millions of individuals may lose their insurance coverage through insurance exchanges or may elect to terminate insurance coverage because it would no longer be required by federal law. The lack of insured patients will adversely impact our tenants’ ability to pay rent. At this time, the repeal and potential replacement of the Healthcare Reform Act has not been introduced for a vote in Congress, but it is anticipated to occur in 2017.
Risks Related to Debt Financing
Increases in interest rates could increase the amount of our debt payments, and therefore, negatively impact our operating results.
Interest we pay on our debt obligations will reduce cash available for distributions. Whenever we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to pay distributions to our stockholders. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.
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
Some of our future financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the particular property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. The refinancing or sale could affect the rate of return to our stockholders and the projected time of disposition of our assets. In an environment of increasing mortgage rates, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt if mortgage rates are higher at a time a balloon payment is due. In addition, payments of principal and interest made to service our debts, including balloon payments, may leave us with insufficient cash to pay the distributions that we are required to pay to qualify as a REIT. Any of these results would have a significant, negative impact on our stockholders’ investment.
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
We intend to qualify and elect to be taxed as a REIT under the Code beginning with our taxable year ended December 31, 2016. To qualify as a REIT, we must meet various requirements set forth in the Code concerning, among other things, the ownership of our outstanding common stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in operating so as to qualify as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our board of directors to determine that it is not in our best interest to qualify as a REIT, maintain our qualification as a REIT or revoke our REIT election, which it may do without stockholder approval.
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
If we acquire a property that we anticipate will not fall within the safe harbor from the 100% penalty tax upon disposition, then we may acquire such property through a TRS in order to avoid the possibility that the sale of such property will be a prohibited transaction and subject to the 100% penalty tax. If we already own such a property directly or indirectly through an entity other than a TRS, we may contribute the property to a TRS if there is another, non-tax-related business purpose for the contribution of such property to the TRS. Following the transfer of the property to a TRS, the TRS will operate the property and may sell such property and distribute the net proceeds from such sale to us, and we may distribute the net proceeds distributed to us by the TRS to our stockholders. Though a sale of the property by a TRS likely would eliminate the danger of the application of the 100% penalty tax, the TRS itself would be subject to a tax at the federal level, and potentially at the state and local levels, on the gain realized by it from the sale of the property as well as on the income earned while the property is operated by the TRS. This tax obligation would diminish the amount of the proceeds from the sale of such property that would be distributable to our stockholders. As a result, the amount available for distribution to our stockholders would be substantially less than if the REIT had operated and sold such property directly and such transaction was not characterized as a prohibited transaction. The maximum federal corporate income tax rate is currently 35.0%. Federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our stockholders from the sale of property through a TRS after the effective date of any increase in such tax rates.
If we own too many properties through one or more of our TRSs, then we may lose our status as a REIT. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. As a REIT, the value of the securities we hold in all of our TRSs may not exceed 25.0% (20.0% for taxable years beginning after December 31, 2017) of the value of all of our assets at the end of any calendar quarter. If the IRS were to determine that the value of our interests in all of our TRSs exceeded 25.0% (20.0% for taxable years beginning after December 31, 2017) of the value of total assets at the end of any calendar quarter, then we would fail to qualify as a REIT. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in our TRSs exceeds 25.0% (20.0% for taxable years beginning after December 31, 2017) of the value of our total assets at the end of any calendar quarter, and therefore, cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25.0% of our gross income with respect to any year may be from sources other than real estate. Distributions paid to us from a TRS are considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if distributions from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25.0% of our gross income with respect to such year. We will use all reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our qualification as a REIT. Our failure to qualify as a REIT would adversely affect our stockholders’ return on their investment.
Our stockholders may have a current tax liability on distributions they elect to reinvest in shares of our common stock.
If our stockholders participate in the DRIP, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders may be treated, for tax purposes, as having received an additional distribution to the extent the shares are purchased at a discount from fair market value. As a result, unless our stockholders are a tax-exempt entity, our stockholders may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.
Legislative or regulatory action with respect to taxes could adversely affect the returns to our investors.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal and state income tax laws applicable to investments similar to an investment in shares of our common stock. Particularly given a new presidential administration, additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our stock or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in our stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.
If we fail to invest a sufficient amount of the net proceeds from selling our common stock in real estate assets within one year from the receipt of the proceeds, we could fail to qualify as a REIT.
Temporary investment of the net proceeds from sales of our common stock in short-term securities and income from such investment generally will allow us to satisfy various REIT income and asset requirements, but only during the one-year period beginning on the date we receive the net proceeds. If we are unable to invest a sufficient amount of the net proceeds from sales of our common stock in qualifying real estate assets within such one-year period, we could fail to satisfy one or more of the gross income or asset tests and/or we could be limited to investing all or a portion of any remaining funds in cash or cash equivalents. If we fail to satisfy any such income or asset test, unless we are entitled to relief under certain provisions of the Code, we could fail to qualify as a REIT.
In certain circumstances, we may be subject to federal and state income taxes even if we qualify as a REIT, which would reduce our cash available for distribution to our stockholders.
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
Dividends payable by REITs generally do not qualify for reduced tax rates under current law.
The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates generally is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates and therefore may be subject to a 39.6% maximum U.S. federal income tax rate on ordinary income when paid to such stockholders. The more favorable rates applicable to regular corporate dividends under current law could cause investors who are individuals, trusts and estates or are otherwise sensitive to these lower rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
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
If our operating partnership fails to maintain its status as a disregarded entity or as a partnership, its income may be subject to taxation, which would reduce the cash available for distribution to stockholders and likely result in a loss of our REIT status.
We intend to maintain the status of the operating partnership as a disregarded entity or as a partnership for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of the operating partnership as a disregarded entity or as a partnership for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This would also likely result in our losing REIT status, and, if so, becoming subject to a corporate level tax on our own income. This would substantially reduce any cash available to pay distributions. In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our status as a REIT.
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
If our stockholders fail to meet the fiduciary and other standards under Employee Retirement Income Security Act of 1974, as amended, or ERISA, or the Code as a result of an investment in shares of our common stock, our stockholders could be subject to criminal and civil penalties.
There are special considerations that apply to Benefit Plans or IRAs investing in shares of our common stock. If our stockholders are investing the assets of a Benefit Plan or IRA in us, our stockholders should consider:

•	whether their investment is consistent with the applicable provisions of ERISA and the Code, or any other applicable governing authority in the case of a government plan;

•	whether their investment is made in accordance with the documents and instruments governing their Benefit Plan or IRA, including any investment policy;

•	whether their investment satisfies the prudence, diversification and other requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	whether their investment will impair the liquidity needs and distribution requirements of the Benefit Plan or IRA;

•	whether their investment will constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code;

•	whether their investment will produce or result in UBTI, as defined in Sections 511 through 514 of the Code, to the Benefit Plan or IRA; and

•	their need to value the assets of the Benefit Plan or IRA annually in accordance with ERISA and the Code.
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

If our stockholders invest in our shares through an IRA or other retirement plan, they may be limited in their ability to withdraw required minimum dividends.
If our stockholders establish a plan or account through which they invest in our common stock, federal law may require them to withdraw required minimum dividends from such plan in the future. Our stock will be highly illiquid, and our share repurchase plan only offers limited liquidity. If our stockholders require liquidity, they may generally sell their shares, but such sale may be at a price less than the price at which they initially purchased their shares of our common stock. If our stockholders fail to withdraw required minimum distributions from their plan or account, they may be subject to certain taxes and tax penalties.
Specific rules apply to foreign, governmental and church plans.
As a general rule, certain employee benefit plans, including foreign pension plans, governmental plans established or maintained in the United States (as defined in Section 3(32) of ERISA), and certain church plans (as defined in Section 3(33) of ERISA), are not subject to ERISA’s requirements and are not “benefit plan investors” within the meaning of the Plan Assets Regulation. Any such plan that is qualified and exempt from taxation under Sections 401(a) and 501(a) of the Code may nonetheless be subject to the prohibited transaction rules set forth in Section 503 of the Code and, under certain circumstances in the case of church plans, Section 4975 of the Code. Also, some foreign plans and governmental plans may be subject to foreign, state, or local laws which are, to a material extent, similar to the provisions of ERISA or Section 4975 of the Code. Each fiduciary of a plan subject to any such similar law should make its own determination as to the need for and the availability of any exemption relief.
The U.S. Department of Labor has issued a final regulation revising the definition of “fiduciary” and the scope of “investment advice” under ERISA, which may have a negative impact on our ability to raise capital.
On April 8, 2016, the U.S. Department of Labor issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Code. The final regulation broadens the definition of fiduciary by expanding the range of activities that would be considered to be fiduciary investment advice under ERISA and is accompanied by new and revised prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Code (including IRAs). The final regulation and the related exemptions are expected to become applicable for investment transactions on and after April 10, 2017, but generally should not apply to purchases of our shares before that date. On February 3, 2017, the President asked for additional review of this regulation; the results of such review are unknown. The final regulation and the accompanying exemptions are complex, and plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding this development. The final regulation could have negative implications on our ability to raise capital from potential investors, including those investing through IRAs.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
As of December 31, 2016, our principal executive offices are located at 18191 Von Karman Avenue, Suite 300, Irvine, California 92612. We do not have an address separate from our advisor or our co-sponsors. Since we pay our advisor fees for their services, we do not pay rent for the use of their space.
Real Estate Investments
As of December 31, 2016, we had completed nine property acquisitions: eight acquisitions of medical office buildings and one acquisition of senior housing facilities. These acquisitions consisted of 10 buildings and two senior housing facilities of approximately 623,000 square feet of GLA, and the aggregate contract purchase price for these acquisitions was $138,820,000.
The following table presents certain additional information about our properties as of December 31, 2016:

Acquisition(1)	Location	Reportable Segment	GLA (Sq Ft)	% of GLA	Date Acquired	Contract Purchase Price	Annualized Base Rent(2)	% of Annualized Base Rent	Leased Percentage(3)	Average Annual Rent Per Leased Sq Ft(4)
Auburn MOB	Auburn, CA	Medical Office	19,000	3.0%	06/28/16	$5,450,000	$432,000	3.9%	100%	$23.37
Pottsville MOB	Pottsville, PA	Medical Office	36,000	5.8	09/16/16	9,150,000	742,000	6.7	100%	$20.65
Charlottesville MOB	Charlottesville, VA	Medical Office	74,000	11.9	09/22/16	20,120,000	1,857,000	16.8	100%	$25.09
Rochester Hills MOB	Rochester Hills, MI	Medical Office	30,000	4.8	09/29/16	8,300,000	652,000	5.9	93.4%	$23.10
Cullman MOB III	Cullman, AL	Medical Office	52,000	8.3	09/30/16	16,650,000	1,446,000	13.1	100%	$27.74
Iron MOB Portfolio	Cullman and Sylacauga, AL	Medical Office	208,000	33.4	10/13/16	31,000,000	2,542,000	22.9	82.5%	$14.81
Mint Hill MOB	Mint Hill, NC	Medical Office	58,000	9.3	11/14/16	21,000,000	1,452,000	13.1	100%	$25.21
Lafayette Assisted Living Portfolio	Lafayette, LA	Senior Housing	80,000	12.9	12/01/16	16,750,000	1,131,000	10.2	100%	$14.10
Evendale MOB	Evendale, OH	Medical Office	66,000	10.6	12/13/16	10,400,000	821,000	7.4	76.4%	$16.33
Total/weighted average			623,000	100%		$138,820,000	$11,075,000	100%	91.3%	$19.48
_______

(1)	We own 100% of our properties acquired as of December 31, 2016.

(2)	Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2016.

(3)	Leased percentage includes all leased space of the respective acquisition including master leases.

(4)	Average annual rent per leased square foot is based on leases in effect as of December 31, 2016.
We own fee simple interests in all of our buildings except for five buildings for which we own fee simple interests in the building and improvements of such properties subject to the respective ground leases.
The following information generally applies to our properties:

•	we believe all of our properties are adequately covered by insurance and are suitable for their intended purposes;

•	we have no plans for any material renovations, improvements or development with respect to any of our properties, except in accordance with planned budgets;

•	our properties are located in markets where we are subject to competition for attracting new tenants and retaining current tenants; and

•	depreciation is provided on a straight-line basis over the estimated useful lives of the buildings, 39 years, and over the shorter of the lease term or useful lives of the tenant improvements.
For additional information regarding our real estate investments, see Schedule III — Real Estate and Accumulated Depreciation to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Lease Expirations
The following table presents the sensitivity of our annual base rent due to lease expirations for the next 10 years and thereafter at our properties by number, total square feet, percentage of leased area, annual base rent and percentage of total annual base rent of expiring leases as of December 31, 2016:

Year	Number of Expiring Leases	Total Square Feet of Expiring Leases	% of Leased Area Represented by Expiring Leases	Annual Base Rent of Expiring Leases	% of Total Annual Base Rent Represented by Expiring Leases(1)
2017	4	12,000	2.1%	$213,000	1.7%
2018	4	12,000	2.1	188,000	1.5
2019	4	14,000	2.5	254,000	2.0
2020	3	51,000	9.0	982,000	7.6
2021	3	21,000	3.7	470,000	3.6
2022	5	124,000	21.8	3,562,000	27.6
2023	3	85,000	15.1	2,318,000	17.9
2024	3	23,000	4.0	553,000	4.3
2025	4	61,000	10.7	1,229,000	9.5
2026	3	16,000	2.8	397,000	3.1
Thereafter	9	149,000	26.2	2,737,000	21.2
Total	45	568,000	100%	$12,903,000	100%
 _______

(1)	The annual base rent percentage is based on the total annual contractual base rent expiring in the applicable year, based on leases in effect as of December 31, 2016.
Geographic Diversification/Concentration Table
The following table lists the states in which our properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2016:

State	Number of Buildings	GLA (Sq Ft)	% of GLA	Annualized Base Rent(1)	% of Annualized Base Rent
Alabama	4	260,000	41.8%	$3,988,000	36.0%
California	1	19,000	3.0	432,000	3.9
Louisiana	2	80,000	12.8	1,131,000	10.2
Michigan	1	30,000	4.8	652,000	5.9
North Carolina	1	58,000	9.3	1,452,000	13.1
Ohio	1	66,000	10.6	821,000	7.4
Pennsylvania	1	36,000	5.8	742,000	6.7
Virginia	1	74,000	11.9	1,857,000	16.8
Total	12	623,000	100%	$11,075,000	100%
 _______

(1)	Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2016.
Indebtedness
For a discussion of our indebtedness, see Note 6, Mortgage Loan Payable, Net, and Note 7, Line of Credit, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Item 3. Legal Proceedings.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
There is no established public trading market for shares of our common stock.
To assist the members of FINRA and their associated persons, pursuant to FINRA Conduct Rule 5110, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, we will prepare annual statements of the estimated share value to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in shares of our common stock. For these purposes, our estimated value of the shares is $10.00 per Class T share and $9.30 per Class I share as of December 31, 2016. The basis for this valuation is the fact that the initial public offering price for shares of our common stock in our primary offering pursuant to our Registration Statement on Form S-11 (File No. 333-205960), which was declared effective under the Securities Act of 1933, as amended, or the Securities Act, on February 16, 2016, is $10.00 per Class T share and $9.30 per Class I share (ignoring purchase price discounts for certain categories of purchasers) as of December 31, 2016. However, there is no established public trading market for the shares of our common stock at this time, and there can be no assurance that stockholders could receive $10.00 per Class T share and $9.30 per Class I share if such a market did exist and they sold their shares of our common stock or that they will be able to receive such amount for their shares of our common stock in the future.
Effective March 1, 2017, the public offering price for shares of our Class I common stock in our primary offering is $9.21 per share (ignoring purchase price discounts for certain categories of purchasers). Therefore, our estimated value of our Class I shares is $9.21 per share as of March 1, 2017. However, there is no established public market for our Class I shares at this time, and there can be no assurance that stockholders could receive $9.21 per Class I share if such a market did exist and they sold their Class I shares or that they will be able to receive such amount for their Class I shares in the future.
We intend to continue to use the offering price to acquire shares in our primary offering (ignoring purchase price discounts for certain categories of purchasers) as our estimated per share value until a date prior to 150 days following the second anniversary of breaking escrow in our offering, pursuant to FINRA rules. After such time, we expect to disclose an estimated per share value of our shares based on a valuation performed at least annually, and we will disclose the resulting estimated per share value in our future Annual Reports on Form 10-K distributed to stockholders. When determining the estimated value per share from and after 150 days following the second anniversary of breaking escrow in our offering and at least annually thereafter, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. Although FINRA rules require these valuations to be performed at least annually, our board of directors may decide to perform them on a quarterly basis. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets. If we provide an estimated per share value of our shares based on a valuation prior to the conclusion of our offering, our board of directors may determine to modify the offering price, including the price at which our shares are offered pursuant to the DRIP, to reflect the estimated value per share.
Stockholders
As of February 24, 2017, we had approximately 3,256 stockholders of record.
Distributions
On April 13, 2016, our board of directors authorized a daily distribution to our Class T stockholders of record as of the close of business on each day of the period from May 1, 2016 through June 30, 2016. Our advisor agreed to waive certain asset management fees that may otherwise be due to our advisor pursuant to the Advisory Agreement until such time as the amount of such waived asset management fees is equal to the amount of distributions payable to our stockholders for the period beginning on May 1, 2016 and ending on the date of the acquisition of our first property or real estate-related investment, as such terms are defined in the Advisory Agreement. Having raised the minimum offering in April 2016, the distributions declared for each record date in the May 2016 and June 2016 periods were paid in June 2016 and July 2016, respectively, from legally available funds. The daily distributions were calculated based on 365 days in the calendar year and were equal to $0.001643836 per share of our Class T common stock. These distributions were aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears. We acquired our first property on June 28, 2016, and as such, our advisor waived asset management fees equal to the amount of distributions paid from May 1, 2016 through June 27, 2016. See Note 12, Related Party Transactions — Operational Stage — Asset Management Fee, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K for a further discussion of such waiver. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees.
On June 28, 2016, our board of directors authorized a daily distribution to our Class T stockholders of record as of the close of business on each day of the period commencing on July 1, 2016 and ending September 30, 2016 and to our Class I stockholders of record as of the close of business on each day of the period commencing on the date that the first Class I share was sold and ending on September 30, 2016. Subsequently, our board of directors authorized on a quarterly basis a daily distribution to our Class T and Class I stockholders of record as of the close of business on each day of the quarterly periods commencing on October 1, 2016 and ending on March 31, 2017. The daily distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our Class T and Class I common stock. These distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears, only from legally available funds.
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
We did not pay any distributions for the period from January 23, 2015 (Date of Inception) through December 31, 2015. The distributions paid for the year ended December 31, 2016, along with the amount of distributions reinvested pursuant to the DRIP and the sources of distributions as compared to cash flows from operations were as follows:

	Year Ended
	December 31, 2016
Distributions paid in cash	$549,000
Distributions reinvested	796,000
	$1,345,000
Sources of distributions:
Cash flows from operations	$—	—%
Offering proceeds	1,345,000	100
	$1,345,000	100%
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
As of December 31, 2016, we had an amount payable of $5,531,000 to our advisor or its affiliates primarily for the Contingent Advisor Payment, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice. See Note 12, Related Party Transactions — Acquisition and Development Stage — Acquisition Fee, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
As of December 31, 2016, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than the $80,000 in asset management fees waived by our advisor, as discussed above. Other than the waiver of asset management fees by our advisor to provide us with additional funds to pay initial distributions to our stockholders through June 27, 2016, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer or continue to defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
We did not pay distributions for the period from January 23, 2015 (Date of Inception) through December 31, 2015. The distributions paid for the year ended December 31, 2016, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to FFO were as follows:

	Year Ended
	December 31, 2016
Distributions paid in cash	$549,000
Distributions reinvested	796,000
	$1,345,000
Sources of distributions:
FFO attributable to controlling interest	$—	—%
Offering proceeds	1,345,000	100
	$1,345,000	100%
The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, a non-GAAP financial measure, including a reconciliation of our GAAP net loss to FFO, see Item 6. Selected Financial Data.
Securities Authorized for Issuance Under Equity Compensation Plans
We adopted our incentive plan, pursuant to which our board of directors or a committee of our independent directors may make grants of options, restricted shares of common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 4,000,000. For a further discussion of our incentive plan, see Note 11, Equity — 2015 Incentive Plan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K. The following table provides information regarding our incentive plan as of December 31, 2016:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders(1)	—	—	3,985,000
Equity compensation plans not approved by security holders	—	—	—
Total	—		3,985,000
________

(1)
On April 13, 2016, we granted 5,000 shares of our restricted common stock, as defined in our incentive plan, to each of our independent directors in connection with their initial election to our board of directors, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant. The fair value of each share at the date of grant was estimated at $10.00 based on the price paid to acquire one share of our Class T common stock in our offering; and with respect to the initial 20.0% of shares of our restricted common stock that vested on the date of grant, expensed as compensation immediately, and with respect to the remaining shares of our restricted common stock, amortized over the period from the service inception date to the vesting date for each vesting tranche (i.e., on a tranche-by-tranche basis) using the accelerated attribution method. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to distributions. Such shares are not shown in the chart above as they are deemed outstanding shares of our common stock; however, such grants reduce the number of securities remaining available for future issuance.

Recent Sales of Unregistered Securities
None.
Use of Public Offering Proceeds
Our Registration Statement on Form S-11 (File No. 333-205960), registering a public offering of up to $3,150,000,000 in shares of our common stock, was declared effective under the Securities Act on February 16, 2016. Griffin Capital Securities, Inc. is the dealer manager of our offering. Commencing on February 16, 2016, we offered to the public a minimum of $2,000,000 in shares of our Class T common stock, and a maximum of $3,000,000,000 in shares of our Class T common stock for $10.00 per share in our primary offering. Effective June 17, 2016, we reallocated certain of the unsold shares of Class T common stock being offered and began offering shares of Class I common stock, such that we are currently offering up to approximately $2,800,000,000 in shares of Class T common stock and $200,000,000 in shares of Class I common stock in our primary offering, and up to an aggregate of $150,000,000 in shares of our Class T and Class I common stock pursuant to the DRIP, aggregating up to $3,150,000,000. The shares of our Class T common stock in our primary offering are being offered at a price of $10.00 per share. The shares of our Class I common stock in our primary offering were being offered at a price of $9.30 per share prior to March 1, 2017 and at $9.21 per share for all shares offered on or after March 1, 2017. See Note 21, Subsequent Events — Amendment to Dealer Manager Agreement and Change to Class I Common Stock Offering Price, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion. The shares of our Class T and Class I common stock issued pursuant to the DRIP were sold at a price of $9.50 per share prior to January 1, 2017 and at $9.40 per share for all shares issued pursuant to the DRIP on or after January 1, 2017 until our board of directors determines an estimated NAV per share for our Class T shares. After our board of directors determines an estimated NAV per share of our Class T shares, participants in the DRIP will receive Class T shares and Class I shares, as applicable, at the most recently published estimated NAV per share of our Class T shares. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and the DRIP, and among classes of stock.
As of December 31, 2016, we had received and accepted subscriptions in our offering for 10,882,285 shares of Class T common stock and 375,604 shares of Class I common stock, or approximately $108,586,000 and $3,493,000, respectively, excluding subscriptions from residents in Pennsylvania (who we were not able to admit as stockholders until February 27, 2017 when we had received and accepted subscriptions aggregating at least $150,000,000) and shares of our common stock issued pursuant to the DRIP. As of December 31, 2016, a total of $782,000 in Class T distributions and $14,000 in Class I distributions were reinvested pursuant to the DRIP and 82,315 shares of Class T common stock and 1,402 shares of Class I common stock were issued pursuant to the DRIP.
Our equity raise as of December 31, 2016 resulted in the following:

Amount
Gross offering proceeds — Class T and Class I common stock	$112,079,000
Gross offering proceeds from Class T and Class I shares issued pursuant to the DRIP	796,000
Total gross offering proceeds	112,875,000
Less public offering expenses:
Selling commissions	3,045,000
Dealer manager fees	3,318,000
Advisor funding of dealer manager fees	(2,212,000)
Other organizational and offering expenses	3,192,000
Advisor funding of other organizational and offering expenses	(3,192,000)
Net proceeds from our offering	$108,724,000
The cost of raising funds in our offering as a percentage of gross proceeds received in our primary offering was 3.7% as of December 31, 2016. As of December 31, 2016, we had used $99,199,000 in proceeds from our offering to purchase properties from unaffiliated third parties, $3,124,000 to pay acquisition fees to an affiliated party, $1,478,000 to pay acquisition related expenses to unaffiliated parties, $1,146,000 to pay deferred financing costs on our mortgage loan payable and the Line of Credit and $200,000 to pay a real estate deposit for a proposed future acquisition.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended December 31, 2016, we did not receive any requests pursuant to our share repurchase plan and did not repurchase any of our securities. See Note 11, Equity — Share Repurchase Plan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of our share repurchase plan.

Item 6. Selected Financial Data.
The following should be read with Part I, Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our accompanying consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results for any future period. We had no results of operations for the period from January 23, 2015 (Date of Inception) through December 31, 2015, and therefore, our results of operations for the year ended December 31, 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015 are not comparable.
The following selected financial data is derived from our consolidated financial statements in Part IV, Item 15. Exhibits, Financial Statement Schedules that is a part of this Annual Report on Form 10-K.

	December 31,
Selected Financial Data	2016	2015
BALANCE SHEET DATA:
Total assets	$142,758,000	$202,000
Mortgage loan payable, net	$3,965,000	$—
Line of Credit	$33,900,000	$—
Stockholders’ equity	$92,255,000	$200,000

	Year Ended December 31, 2016	Period from January 23, 2015 (Date of Inception) through December 31, 2015
STATEMENT OF OPERATIONS DATA:
Total revenues	$3,156,000	$—
Net loss	$(5,474,000)	$—
Net loss attributable to controlling interest	$(5,474,000)	$—
Net loss per Class T and Class I common share attributable to controlling interest — basic and diluted(1)	$(1.75)	$—
STATEMENT OF CASH FLOWS DATA:
Net cash used in operating activities	$(3,621,000)	$—
Net cash used in investing activities	$(133,322,000)	$—
Net cash provided by financing activities	$138,978,000	$202,000
OTHER DATA:
Distributions declared	$1,877,000	$—
Distributions declared per Class T and Class I common share	$0.40	$—
Funds from operations attributable to controlling interest(2)	$(4,222,000)	$—
Modified funds from operations attributable to controlling interest(2)	$287,000	$—
Net operating income(3)	$2,258,000	$—
_________

(1)
Net loss per Class T and Class I common share is based upon the weighted average number of shares of our common stock outstanding. Distributions by us of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholders’ basis in the shares of our common stock to the extent thereof (a return of capital for tax purposes) and, thereafter, as taxable gain. These distributions in excess of earnings and profits will have the effect of deferring taxation of the distributions until the sale of the stockholders’ common stock.

(2)	Funds from Operations and Modified Funds from Operations:
Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as funds from operations, a non-GAAP measure, which we believe to be an appropriate supplemental performance measure to reflect the operating performance of a REIT. The use of funds from operations is recommended by the REIT industry as a supplemental performance measure, and our management uses FFO to evaluate our performance over time. FFO is not equivalent to our net income (loss) as determined under GAAP.
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
Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization and impairments, provides a further understanding of our performance to investors and to our management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs, which may not be immediately apparent from net income (loss).
However, FFO and MFFO as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.
Changes in the accounting and reporting rules under GAAP that were put into effect and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed as operating expenses under GAAP. We believe these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use the proceeds raised in our offering to acquire properties, and we intend to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within five years after the completion of our offering stage, which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or the IPA, an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental performance measure for publicly registered, non-listed REITs and which we believe to be another appropriate supplemental performance measure to reflect the operating performance of a publicly registered, non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income (loss) as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired and that we consider more reflective of investing activities, as well as other non-operating items included in FFO, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering stage has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the publicly registered, non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering stage and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering stage has been completed and properties have been acquired, as it excludes acquisition fees and expenses that have a negative effect on our operating performance during the periods in which properties are acquired.
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines modified funds from operations as FFO further adjusted for the following items included in the determination of GAAP net income (loss): acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income (loss); gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan; unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting; and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect modified funds from operations on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income (loss) in calculating cash flows from operations and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. We are responsible for managing interest rate, hedge and foreign exchange risk, and we do not rely on another party to manage such risk. Inasmuch as interest rate hedges will not be a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are based on market fluctuations and may not be directly related or attributable to our operations.
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above- and below-market leases, change in deferred rent receivables and the adjustments of such items related to redeemable noncontrolling interest. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the year ended December 31, 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offering to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent redeployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses will not be reimbursed by our advisor or its affiliates and third parties, and therefore if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. Certain acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, we may pay acquisition fees or reimburse acquisition expenses due to our advisor and its affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties or ancillary cash flows. As a result, the amount of proceeds from borrowings available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offering.
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

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the year ended December 31, 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015:

	Year Ended	Period from January 23, 2015 (Date of Inception) through
	December 31, 2016	December 31, 2015
Net loss	$(5,474,000)	$—
Add:
Depreciation and amortization — consolidated properties	1,252,000	—
Less:
Net loss attributable to redeemable noncontrolling interest	—	—
FFO attributable to controlling interest	$(4,222,000)	$—

Acquisition related expenses(1)	$4,745,000	$—
Amortization of above- and below-market leases(2)	(29,000)	—
Change in deferred rent receivables(3)	(207,000)	—
Adjustments for redeemable noncontrolling interest(4)	—	—
MFFO attributable to controlling interest	$287,000	$—
Weighted average Class T and Class I common shares outstanding — basic and diluted	3,131,466	20,833
Net loss per Class T and Class I common share — basic and diluted	$(1.75)	$—
FFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$(1.35)	$—
MFFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$0.09	$—
_________

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

(2)
Under GAAP, above- and below-market leases are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, we believe that by excluding charges relating to the amortization of above- and below-market leases, MFFO may provide useful supplemental information on the performance of the real estate.

(3)
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

(4)	Includes all adjustments to eliminate the redeemable noncontrolling interest’s share of the adjustments described in Notes (1) – (3) to convert our FFO to MFFO.

(3)	Net Operating Income:
Net operating income is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, acquisition related expenses, depreciation and amortization and interest expense. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offering to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent redeployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses are not reimbursed by our advisor or its affiliates and third parties, and therefore, if there is no further cash on hand from the proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows. As a result, the amount of proceeds available for investment, operations and non-operating expenses would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offering. Acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.
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
We believe that net operating income is an appropriate supplemental performance measure to reflect the operating performance of our operating assets because net operating income excludes certain items that are not associated with the management of the properties. We believe that net operating income is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term net operating income may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.
To facilitate understanding of this financial measure, the following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to net operating income for the year ended December 31, 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015:

	Year Ended	Period from January 23, 2015 (Date of Inception) through
	December 31, 2016	December 31, 2015
Net loss	$(5,474,000)	$—
General and administrative	1,221,000	—
Acquisition related expenses	4,745,000	—
Depreciation and amortization	1,252,000	—
Interest expense	514,000	—
Net operating income	$2,258,000	$—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT IV, Inc. and its subsidiaries, including Griffin-American Healthcare REIT IV Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2016 and 2015, together with our results of operations and cash flows for the year ended December 31, 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking. Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future investments on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the success of our best efforts initial public offering; the availability of properties to acquire; the availability of financing; and our ongoing relationship with American Healthcare Investors, LLC, or American Healthcare Investors, and Griffin Capital Company, LLC, or Griffin Capital (formerly known as Griffin Capital Corporation), and their affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission, or the SEC.
Overview and Background
Griffin-American Healthcare REIT IV, Inc., a Maryland corporation, was incorporated on January 23, 2015 and therefore we consider that our date of inception. We were initially capitalized on February 6, 2015. We invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We may also originate and acquire secured loans and real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income. We intend to elect to be treated as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes beginning with our taxable year ended December 31, 2016.
On February 16, 2016, we commenced our initial public offering, or our offering, in which we were offering to the public a minimum of $2,000,000 in shares of our Class T common stock, or the minimum offering, and a maximum of $3,000,000,000 in shares of our Class T common stock in our primary offering at a price of $10.00 per share. Effective June 17, 2016, we reallocated certain of the unsold shares of Class T common stock being offered and began offering shares of Class I common stock, such that we are currently offering up to approximately $2,800,000,000 in shares of Class T common stock and $200,000,000 in shares of Class I common stock in our primary offering, and up to an aggregate of $150,000,000 in shares of our Class T and Class I common stock pursuant to our distribution reinvestment plan, as amended, or the DRIP, aggregating up to $3,150,000,000, or the maximum offering. The shares of our Class T common stock in our primary offering are being offered at a price of $10.00 per share. The shares of our Class I common stock in our primary offering were being offered at a price of $9.30 per share prior to March 1, 2017 and at $9.21 per share for all shares offered on or after March 1, 2017. See Note 21, Subsequent Events — Amendment to Dealer Manager Agreement and Change to Class I Common Stock Offering Price, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion. The shares of our Class T and Class I common stock issued pursuant to the DRIP were sold at a price of $9.50 per share prior to January 1, 2017 and at $9.40 per share for all shares issued pursuant to the DRIP on or after January 1, 2017 until our board of directors determines an estimated net asset value, or NAV, per share for our Class T shares. After our board of directors determines an estimated NAV per share of our Class T shares, participants in the DRIP will receive Class T shares and Class I shares, as applicable, at the most recently published estimated NAV per share of our Class T shares. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and the DRIP, and among classes of stock.

The conditions of our minimum offering were satisfied on April 12, 2016, and we admitted our initial public subscribers as stockholders, excluding shares purchased by residents of Ohio, Washington and Pennsylvania (who were subject to higher minimum offering amounts). Having raised the minimum offering, the offering proceeds were released by the escrow agent to us on April 13, 2016 and were made available for the acquisition of properties and other purposes as disclosed in our prospectus dated February 16, 2016, as supplemented, or our prospectus, as filed with the SEC (provided that subscriptions from residents of Ohio, Washington and Pennsylvania were to continue to be held in escrow until we had received and accepted subscriptions aggregating at least $10,000,000, $20,000,000 and $150,000,000, respectively). The conditions of our minimum offering in Ohio, Washington and Pennsylvania were satisfied on June 14, 2016, July 8, 2016 and February 27, 2017, respectively, and as of such dates we were able to admit Ohio, Washington and Pennsylvania subscribers as stockholders.
As of December 31, 2016, we had received and accepted subscriptions in our offering for 11,257,889 aggregate shares of our Class T and Class I common stock, or approximately $112,079,000, excluding subscriptions from residents in Pennsylvania (who we were not able to admit as stockholders until February 27, 2017 when we had received and accepted subscriptions aggregating at least $150,000,000) and shares of our common stock issued pursuant to the DRIP.
We conduct substantially all of our operations through Griffin-American Healthcare REIT IV Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT IV Advisor, LLC, or Griffin-American Healthcare REIT IV Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 16, 2016 and had a one-year term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was renewed pursuant to the mutual consent of the parties on February 13, 2017 and expires on February 16, 2018. Our advisor uses its best efforts, subject to the oversight and review of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors and 25.0% owned by a wholly owned subsidiary of Griffin Capital, or collectively, our co-sponsors. Effective March 1, 2015, American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony NorthStar, Inc. (NYSE: CLNS), or Colony NorthStar (formerly known as NorthStar Asset Management Group Inc. prior to its merger with Colony Capital, Inc. and NorthStar Realty Finance Corp. on January 10, 2017), and 7.8% owned by James F. Flaherty III, one of Colony NorthStar’s partners. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or Griffin Capital Securities, or our dealer manager, Colony NorthStar or Mr. Flaherty; however, we are affiliated with Griffin-American Healthcare REIT IV Advisor, American Healthcare Investors and AHI Group Holdings.
We currently operate through two reportable business segments — medical office buildings and senior housing. As of December 31, 2016, we had completed nine property acquisitions comprising 12 buildings, or approximately 623,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $138,820,000. As of December 31, 2016, our portfolio capitalization rate was approximately 6.9%, which estimate was based upon total property portfolio net operating income from each property’s forward looking pro forma projections for the expected year one property performance, including any contractual rent increases contained in such leases for year one, divided by the purchase price of the total property portfolio, exclusive of any acquisition fees and expenses paid.
Critical Accounting Policies
We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition, tenant receivables and allowance for uncollectible accounts, accounting for property acquisitions, capitalization of expenditures and depreciation of assets, impairment of real estate, properties held for sale and qualification as a REIT. These estimates are made and evaluated on an on-going basis using information that is available as well as various other assumptions believed to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We believe that the critical accounting policies described below, among others, affect our more significant estimates and judgments used in the preparation of our financial statements.
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
Tenant receivables and unbilled deferred rent receivables are carried net of an allowance for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight line recognition of rents. Such allowances are charged to bad debt expense, which is included in general and administrative in our accompanying consolidated statements of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees, current economic conditions and other relevant factors.
Property Acquisitions
In accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, we, with assistance from independent valuation specialists, measure the fair value of tangible and identified intangible assets and liabilities, as applicable, based on their respective fair values for acquired properties. Our method for allocating the purchase price to acquired investments in real estate requires us to make subjective assessments for determining fair value of the assets acquired and liabilities assumed. This includes determining the value of the buildings, land, leasehold interests, furniture, fixtures and equipment, above- or below-market rent, in-place leases, master leases, above- or below-market debt assumed and derivative financial instruments assumed. These estimates require significant judgment and in some cases involve complex calculations. These allocation assessments directly impact our results of operations, as amounts allocated to certain assets and liabilities have different depreciation or amortization lives. In addition, we amortize the value assigned to above- or below-market rent as a component of revenue, unlike in-place leases and other intangibles, which we include in depreciation and amortization in our accompanying consolidated statements of operations.
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
The value of the above- or below-market component of the acquired in-place leases is determined based upon the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between: (i) the level payment equivalent of the contract rent paid pursuant to the lease; and (ii) our estimate of market rent payments taking into account rent steps throughout the lease. In the case of leases with options, a case-by-case analysis is performed based on all facts and circumstances of the specific lease to determine whether the option will be assumed to be exercised. The amounts related to above-market leases are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to real estate revenue over the remaining non-cancelable lease term of the acquired leases with each property. The amounts related to below-market leases are included in identified intangible liabilities, net in our accompanying consolidated balance sheets and are amortized to real estate revenue over the remaining non-cancelable lease term plus any below-market renewal options of the acquired leases with each property.
The value of in-place lease costs, if any, are based on management’s evaluation of the specific characteristics of the tenant’s lease and our overall relationship with the tenants. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The in-place lease intangible represents the value related to the economic benefit for acquiring a property with in-place leases as opposed to a vacant property, which is evaluated based on a review of comparable leases for a similar property, terms and conditions for marketing and executing new leases, and implied in the difference between the value of the whole property “as is” and “as vacant”. The net amounts related to in-place lease costs are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average downtime of the acquired leases with each property. The net amounts related to the value of tenant relationships, if any, would be included in identified intangible assets, net in our accompanying consolidated balance sheets and would be amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases plus the market renewal lease term. The value of a master lease, if any, in which a previous owner or a tenant is relieved of specific rental obligations as additional space is leased, is determined by discounting the expected real estate revenue associated with the master lease space over the assumed lease-up period.
The value of above- or below-market debt, if any, is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage at the time of assumption. The net value of above- or below-market debt is included in mortgage loan payable, net in our accompanying consolidated balance sheets and is amortized to interest expense over the remaining term of the assumed mortgage.
The value of derivative financial instruments, if any, is determined in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820, and is included in derivative financial instruments in our accompanying consolidated balance sheets.
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
Capitalization of Expenditures and Depreciation of Assets
The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs are charged to expense as incurred. The cost of building and improvements is depreciated on a straight-line basis over the estimated useful lives. The cost of improvements is depreciated on a straight-line basis over the shorter of the lease term or useful life. Furniture, fixtures and equipment, if any, is depreciated over the estimated useful lives. When depreciable property is retired or disposed of, the related costs and accumulated depreciation is removed from the accounts and any gain or loss will be reflected in operations.
As part of the leasing process, we may provide the lessee with an allowance for the construction of leasehold improvements. These leasehold improvements are capitalized and recorded as tenant improvements, and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements, the allowance is considered to be a lease inducement and is recognized over the lease term as a reduction of rental revenue on a straight-line basis. Factors considered during this evaluation include, among other things, who holds legal title to the improvements as well as other controlling rights provided by the lease agreement and provisions for substantiation of such costs (e.g. unilateral control of the tenant space during the build-out process). Determination of the appropriate accounting for the payment of a tenant allowance is made on a lease-by-lease basis, considering the facts and circumstances of the individual tenant lease. Recognition of rental revenue commences when the lessee is given possession of the leased space upon completion of tenant improvements when we are the owner of the leasehold improvements. However, when the leasehold improvements are owned by the tenant, the lease inception date (and the date on which recognition of lease revenue commences) is the date the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements.

Impairment of Long-Lived and Intangible Assets
Our long-lived assets primarily consist of investments in real estate, which we carry at historical cost less accumulated depreciation. We periodically evaluate the impairment of a real estate investment when events or changes in circumstances indicate that its carrying value may not be recoverable. Indicators we consider important and that we believe could trigger an impairment review include, among others, the following:

•	significant negative industry or economic trends;

•	a significant underperformance relative to historical or projected future operating results; and

•	a significant change in the extent or manner in which the asset is used or significant physical change in the asset.

If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted net cash flows of the underlying operations. In performing this evaluation, the estimation of expected future undiscounted net cash flows is inherently uncertain and relies on subjective assumptions dependent upon market conditions and our current intentions with respect to holding or disposing of the asset. It requires us to make assumptions related to discount rates, future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels and the estimated proceeds generated from the future sale of the property. Changes in these assumptions may have a material impact on our financial results. We adjust the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future undiscounted net cash flows, including sales proceeds, is less than book value. We recognize an impairment loss at the time we make any such determination.
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
Properties Held for Sale
We will account for our properties held for sale in accordance with ASC Topic 360, Property, Plant, and Equipment, or ASC Topic 360, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC Topic 360 requires that a property or a group of properties is required to be reported in discontinued operations in the statements of operations for current and prior periods, if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when either (i) the component has been disposed of; or (ii) is classified as held for sale.
In accordance with ASC Topic 360, at such time as a property is held for sale, such property is carried at the lower of (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. We will classify operating properties as property held for sale in the period in which all of the following criteria are met:

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
Qualification as a REIT
We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code beginning with our taxable year ended December 31, 2016, and we intend to continue to qualify to be taxed as a REIT. To qualify and maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our annual taxable income, excluding net capital gains, to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.

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
Recently Issued or Adopted Accounting Pronouncements
For a discussion of recently issued or adopted accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued or Adopted Accounting Pronouncements, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Acquisitions in 2016
For a discussion of property acquisitions in 2016, See Note 3, Real Estate Investments, Net, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
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
Offering Proceeds
If we fail to raise significant additional proceeds, we will not have enough proceeds to invest in a diversified real estate portfolio. Our real estate portfolio would be concentrated in a small number of properties, resulting in increased exposure to local and regional economic downturns and the poor performance of one or more of our properties and, therefore, expose our stockholders to increased risk. In addition, many of our expenses are fixed regardless of the size of our real estate portfolio. Therefore, depending on the amount of proceeds we raise from our offering, we would expend a larger portion of our income on operating expenses. This would reduce our profitability and, in turn, the amount of net income available for distribution to our stockholders.
Scheduled Lease Expirations
As of December 31, 2016, our properties were 91.3% leased and during 2017, 2.1% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next 12 months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy.
As of December 31, 2016, our remaining weighted average lease term was 7.8 years.
Results of Operations
We were incorporated on January 23, 2015, but we did not commence material operations until the commencement of our offering on February 16, 2016. Accordingly, we had no results of operations for the period from January 23, 2015 (Date of Inception) through December 31, 2015, and therefore our results of operations for the year ended December 31, 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015, are not comparable. In general, we expect all amounts to increase in the future based on a full year of operations as well as increased activity as we acquire additional real estate or real estate-related investments. Our results of operations are not indicative of those expected in future periods.
As of December 31, 2016, we operated through two reportable business segments: medical office buildings and senior housing. We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2016 and senior housing facility in December 2016, we added a new reportable segment at each such time.

Except where otherwise noted, our results of operations are primarily due to owning 12 buildings as of December 31, 2016, as compared to not owning any buildings as of December 31, 2015. As of December 31, 2016, we owned the following types of properties:

	December 31, 2016
	Number of Buildings	Aggregate Contract Purchase Price	Leased %
Medical office buildings	10	$122,070,000	90.1%
Senior housing	2	16,750,000	100%
Total/weighted average	12	$138,820,000	91.3%
Real Estate Revenue
For the year ended December 31, 2016, real estate revenue was $3,156,000 and primarily comprised of base rent of $2,356,000 and expense recoveries of $563,000. Real estate revenue by reportable segment consisted of the following for the year ended December 31, 2016:

Year Ended December 31, 2016
Medical office buildings	$3,029,000
Senior housing	127,000
Total	$3,156,000
Rental Expenses
For the year ended December 31, 2016, rental expenses were $898,000. Rental expenses consisted of the following for the year ended December 31, 2016:

Year Ended December 31, 2016
Utilities	$273,000
Building maintenance	267,000
Real estate taxes	194,000
Property management fees — third party	59,000
Property management fees — affiliates	47,000
Amortization of leasehold interests	22,000
Administration	21,000
Insurance	14,000
Other	1,000
Total	$898,000

Rental expenses and rental expenses as a percentage of total revenue by reportable segment consisted of the following for the year ended December 31, 2016:

	Year Ended December 31, 2016
Medical office buildings	$887,000	29.3%
Senior housing	11,000	8.7%
Total/weighted average	$898,000	28.5%

Multi-tenant medical office buildings typically have a higher percentage of rental expenses to revenue than senior housing facilities. We anticipate that the percentage of rental expenses to revenue will fluctuate based on the types of property we acquire in the future.

General and Administrative
For the year ended December 31, 2016, general and administrative expenses were $1,221,000. General and administrative consisted of the following for the year ended December 31, 2016:

Year Ended December 31, 2016
Professional and legal fees	$410,000
Directors’ and officers’ liability insurance	206,000
Board of directors fees	198,000
Asset management fees — affiliates	151,000
Restricted stock compensation	80,000
Transfer agent services	65,000
Share discounts expense	59,000
Franchise taxes	33,000
Other	19,000
Total	$1,221,000

For the year ended December 31, 2016, we incurred $151,000 in asset management fees to our advisor, which excludes $80,000 in asset management fees waived by our advisor that would have been incurred during the year ended December 31, 2016. See Note 12, Related Party Transactions — Operational Stage — Asset Management Fee, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of the waiver.
Acquisition Related Expenses
For the year ended December 31, 2016, acquisition related expenses were $4,745,000, and was related primarily to expenses associated with our nine property acquisitions, including base acquisition fees of $3,124,000 incurred to our advisor.
Depreciation and Amortization
For the year ended December 31, 2016, depreciation and amortization was $1,252,000 and consisted of depreciation on our operating properties of $822,000 and amortization on our identified intangible assets of $430,000.
Interest Expense
For the year ended December 31, 2016, interest expense was $514,000 and related primarily to interest expense on our revolving line of credit with Bank of America, N.A., or Bank of America, and KeyBank, National Association, or KeyBank, or the Line of Credit, of $343,000, amortization of deferred financing costs of $112,000 on our Line of Credit and interest expense on our mortgage loan payable of $53,000. See Note 6, Mortgage Loan Payable, Net and Note 7, Line of Credit, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
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
Our principal demands for funds will be for acquisitions of real estate and real estate-related investments, payment of operating expenses and interest on our current and future indebtedness and payment of distributions to our stockholders. In addition, we require resources to make certain payments to our advisor and our dealer manager, which during our offering will include payments to our dealer manager and its affiliates for selling commissions, the dealer manager fee and the stockholder servicing fee. See Note 11, Equity — Offering Costs, and See Note 12, Related Party Transactions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of our payments to our advisor and our dealer manager.

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
Based on the properties we own as of December 31, 2016, we estimate that our expenditures for capital and tenant improvements will require up to $1,329,000 within the next 12 months. As of December 31, 2016, we did not have any restricted cash in reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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

Cash Flows
The following table sets forth changes in cash flows:

	Year Ended	Period from January 23, 2015 (Date of Inception) through
	December 31, 2016	December 31, 2015
Cash and cash equivalents — beginning of period	$202,000	$—
Net cash used in operating activities	(3,621,000)	—
Net cash used in investing activities	(133,322,000)	—
Net cash provided by financing activities	138,978,000	202,000
Cash and cash equivalents — end of period	$2,237,000	$202,000
The following summary discussion of our changes in our cash flows is based on our consolidated statements of cash flows appearing elsewhere in this Annual Report on Form 10-K and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
For the year ended December 31, 2016, cash flows used in operating activities related primarily to the payment of acquisition related expenses and general and administrative expenses. We anticipate cash flows from operating activities to increase as we purchase additional real estate investments and have a full year of operations.
Investing Activities
For the year ended December 31, 2016, cash flows used in investing activities related primarily to our nine property acquisitions in the amount of $133,099,000 and the payment of $200,000 for a real estate deposit. Cash flows used in investing activities are heavily dependent upon the investment of our offering proceeds in real estate investments. We anticipate cash flows used in investing activities to increase as we acquire additional properties.
Financing Activities
For the year ended December 31, 2016, cash flows provided by financing activities related primarily to funds raised from investors in our offering in the amount of $111,024,000 and net borrowings on the Line of Credit of $33,900,000, partially offset by the payment of offering costs of $4,191,000 in connection with our offering, the payment of deferred financing costs of $1,146,000 in connection with the Line of Credit and mortgage loan payable and distributions to our common stockholders of $549,000. For the period from January 23, 2015 (Date of Inception) through December 31, 2015, cash flows provided by financing activities related to $200,000 received from our advisor for the purchase of 20,833 shares of our common stock and an initial capital contribution of $2,000 from our advisor into our operating partnership. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur debt to purchase properties.
Distributions
The income tax treatment for distributions reportable for the year ended December 31, 2016 was as follows:

	Year Ended
	December 31, 2016
Ordinary income	$—	—%
Capital gain	—	—
Return of capital	1,345,000	100
	$1,345,000	100%
Amounts listed above do not include distributions paid on nonvested shares of our restricted common stock, which have been separately reported.
See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions, for a further discussion of our distributions.

Financing
We intend to continue to finance a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that, after an initial phase of our operations (prior to the investment of all of the net proceeds of our offering) when we may employ greater amounts of leverage to enable us to purchase properties more quickly and therefore generate distributions for our stockholders sooner, our overall leverage will not exceed 50.0% of the combined market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2016, our aggregate borrowings were 27.2% of the combined market value of all of our real estate investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we qualify and maintain our qualification as a REIT for federal income tax purposes. As of March 1, 2017 and December 31, 2016, our leverage did not exceed 300% of the value of our net assets.
Mortgage Loan Payable, Net
For a discussion of our mortgage loan payable, net, see Note 6, Mortgage Loan Payable, Net, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Line of Credit
For a discussion of the Line of Credit, see Note 7, Line of Credit, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
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
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 9, Commitments and Contingencies, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Debt Service Requirements
Our principal liquidity need is the payment of principal and interest on our outstanding indebtedness. As of December 31, 2016, we had a $3,908,000 ($3,965,000, including premium and deferred financing costs, net) fixed-rate mortgage loan payable outstanding secured by our Rochester MOB property. As of December 31, 2016, we had $33,900,000 outstanding, and $66,100,000 remained available under the Line of Credit. See Note 6, Mortgage Loan Payable, Net, and Note 7, Line of Credit, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
We are required by the terms of certain loan documents to meet certain covenants, such as leverage ratios, net worth ratios, debt service coverage ratios, fixed charge coverage ratios and reporting requirements. As of December 31, 2016, we were in compliance with all such covenants and requirements on our mortgage loan payable and the Line of Credit. As of December 31, 2016, the weighted average effective interest rate on our outstanding debt was 4.91% per annum.

Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loan payable and the Line of Credit; (ii) interest payments on our mortgage loan payable and the Line of Credit; and (iii) ground and other lease obligations as of December 31, 2016:

	Payments Due by Period
	2017	2018-2019	2020-2021	Thereafter	Total
Principal payments — fixed-rate debt	$254,000	$550,000	$612,000	$2,492,000	$3,908,000
Interest payments — fixed-rate debt	199,000	356,000	296,000	455,000	1,306,000
Principal payments — variable-rate debt	—	33,900,000	—	—	33,900,000
Interest payments — variable-rate debt (based on rates in effect as of December 31, 2016)	1,478,000	2,462,000	—	—	3,940,000
Ground and other lease obligations	32,000	65,000	66,000	2,756,000	2,919,000
Total	$1,963,000	$37,333,000	$974,000	$5,703,000	$45,973,000
Off-Balance Sheet Arrangements
As of December 31, 2016, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Inflation
During the year ended December 31, 2016, inflation has not significantly affected our operations because of the moderate inflation rate; however, we expect to be exposed to inflation risk as income from future long-term leases will be the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions will include negotiated rental increases, reimbursement billings for operating expense pass-through charges, and real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.
Related Party Transactions
For a discussion of related party transactions, see Note 12, Related Party Transactions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Subsequent Events
For a discussion of subsequent events, see Note 21, Subsequent Events, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk. There were no material changes in our market risk exposures between the year ended December 31, 2016 and the period from January 23, 2015 (Date of Inception) through December 31, 2015, or in the methods we use to manage market risk, except that we are now exposed to interest rate risks as noted below.
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

As of December 31, 2016, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Fixed-rate debt — principal payments	$254,000	$268,000	$282,000	$298,000	$314,000	$2,492,000	$3,908,000	$4,131,000
Weighted average interest rate on maturing fixed-rate debt	—	—	—	—	—	5.25%	—	—
Variable-rate debt — principal payments	$—	$—	$33,900,000	$—	$—	$—	$33,900,000	$33,899,000
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of December 31, 2016)	—	—	4.30%	—	—	—	—	—
Mortgage Loan Payable, Net and Line of Credit
Mortgage loan payable was $3,908,000 ($3,965,000, including premium and deferred financing costs, net) as of December 31, 2016. As of December 31, 2016, we had one fixed-rate mortgage loan payable with an effective interest rate of 5.25% per annum. In addition, as of December 31, 2016, we had $33,900,000 outstanding under the Line of Credit, at a weighted-average interest rate of 4.30% per annum.
An increase in the variable interest rate on our variable-rate Line of Credit constitutes a market risk. As of December 31, 2016, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on our variable-rate Line of Credit by $172,000, or 10.86% of total annualized interest expense on our mortgage loan payable and the Line of Credit. See Note 6, Mortgage Loan Payable, Net, and Note 7, Line of Credit, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2016 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2016, were effective at the reasonable assurance level.
(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision, and with the participation, of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our evaluation under the Internal Control-Integrated Framework issued in 2013, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
(c) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2017 annual meeting of stockholders.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2017 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2017 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2017 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2017 annual meeting of stockholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements:
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	85
Consolidated Balance Sheets as of December 31, 2016 and 2015	86
Consolidated Statements of Operations for the Year Ended December 31, 2016 and for the Period from January 23, 2015 (Date of Inception) through December 31, 2015	88
Consolidated Statements of Equity for the Year Ended December 31, 2016 and for the Period from January 23, 2015 (Date of Inception) through December 31, 2015	89
Consolidated Statements of Cash Flows for the Year Ended December 31, 2016 and for the Period from January 23, 2015 (Date of Inception) through December 31, 2015	90
Notes to Consolidated Financial Statements	92
(a)(2) Financial Statement Schedule:
The following financial statement schedule for the year ended December 31, 2016 is submitted herewith:

Page
Real Estate and Accumulated Depreciation (Schedule III)	122
All schedules other than the one listed above have been omitted as the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.
(a)(3) Exhibits:
The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.
(b) Exhibits:
See Item 15(a)(3) above.
(c) Financial Statement Schedule:
See Item 15(a)(2) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Griffin-American Healthcare REIT IV, Inc.
Irvine, California

We have audited the accompanying consolidated balance sheets of Griffin-American Healthcare REIT IV, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, equity and cash flows for the year ended December 31, 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Griffin-American Healthcare REIT IV, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and cash flows for the year ended December 31, 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Costa Mesa, California
March 1, 2017

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2016 and 2015

	December 31,
	2016	2015
ASSETS
Real estate investments, net	$117,942,000	$—
Cash and cash equivalents	2,237,000	202,000
Accounts and other receivables	1,299,000	—
Real estate deposit	200,000	—
Identified intangible assets, net	19,673,000	—
Other assets, net	1,407,000	—
Total assets	$142,758,000	$202,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
Liabilities:
Mortgage loan payable, net	$3,965,000	$—
Line of Credit(1)	33,900,000	—
Accounts payable and accrued liabilities(1)	5,426,000	—
Accounts payable due to affiliates(1)	5,531,000	—
Identified intangible liabilities, net	1,063,000	—
Security deposits and prepaid rent(1)	616,000	—
Total liabilities	50,501,000	—

Commitments and contingencies (Note 9)

Redeemable noncontrolling interest (Note 10)	2,000	—

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Class T common stock, $0.01 par value per share; 900,000,000 shares authorized; 11,000,433 and 20,833 shares issued and outstanding as of December 31, 2016 and 2015, respectively	110,000	—
Class I common stock, $0.01 par value per share; 100,000,000 shares authorized; 377,006 and 0 shares issued and outstanding as of December 31, 2016 and 2015, respectively	4,000	—
Additional paid-in capital	99,492,000	200,000
Accumulated deficit	(7,351,000)	—
Total stockholders’ equity	92,255,000	200,000
Noncontrolling interest (Note 11)	—	2,000
Total equity	92,255,000	202,000
Total liabilities, redeemable noncontrolling interest and equity	$142,758,000	$202,000
___________

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
As of December 31, 2016 and 2015

(1)
Such liabilities of Griffin-American Healthcare REIT IV, Inc. as of December 31, 2016 represented liabilities of Griffin-American Healthcare REIT IV Holdings, LP, a variable interest entity and consolidated subsidiary of Griffin-American Healthcare REIT IV, Inc. The creditors of Griffin-American Healthcare REIT IV Holdings, LP do not have recourse against Griffin-American Healthcare REIT IV, Inc., except for the Line of Credit, as defined in Note 7, held by Griffin-American Healthcare REIT IV Holdings, LP in the amount of $33,900,000 as of December 31, 2016, which is guaranteed by Griffin-American Healthcare REIT IV, Inc.

The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2016 and for the Period from
January 23, 2015 (Date of Inception) through December 31, 2015

	Year Ended	Period from January 23, 2015 (Date of Inception) through
	December 31, 2016	December 31, 2015
Revenue:
Real estate revenue	$3,156,000	$—
Expenses:
Rental expenses	898,000	—
General and administrative	1,221,000	—
Acquisition related expenses	4,745,000	—
Depreciation and amortization	1,252,000	—
Total expenses	8,116,000	—
Loss from operations	(4,960,000)	—
Interest expense (including amortization of deferred financing costs and debt premium)	(514,000)	—
Net loss	(5,474,000)	—
Less: net loss attributable to redeemable noncontrolling interest	—	—
Net loss attributable to controlling interest	$(5,474,000)	$—
Net loss per Class T and Class I common share attributable to controlling interest — basic and diluted	$(1.75)	$—
Weighted average number of Class T and Class I common shares outstanding — basic and diluted	3,131,466	20,833
The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2016 and for the Period from
January 23, 2015 (Date of Inception) through December 31, 2015

	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE — January 23, 2015 (Date of Inception)	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	20,833	—	200,000	—	200,000	—	200,000
Issuance of limited partnership units	—	—	—	—	—	2,000	2,000
BALANCE — December 31, 2015	20,833	$—	$200,000	$—	$200,000	$2,000	$202,000
Issuance of common stock	11,257,889	113,000	112,035,000	—	112,148,000	—	112,148,000
Offering costs — common stock	—	—	(13,618,000)	—	(13,618,000)	—	(13,618,000)
Issuance of vested and nonvested restricted common stock	15,000	—	30,000	—	30,000	—	30,000
Issuance of common stock under the DRIP	83,717	1,000	795,000	—	796,000	—	796,000
Amortization of nonvested common stock compensation	—	—	50,000	—	50,000	—	50,000
Reclassification of noncontrolling interest to mezzanine equity	—	—	—	—	—	(2,000)	(2,000)
Distributions declared ($0.40 per share)	—	—	—	(1,877,000)	(1,877,000)	—	(1,877,000)
Net loss	—	—	—	(5,474,000)	(5,474,000)	—	(5,474,000)
BALANCE — December 31, 2016	11,377,439	$114,000	$99,492,000	$(7,351,000)	$92,255,000	$—	$92,255,000
The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2016 and for the Period from
January 23, 2015 (Date of Inception) through December 31, 2015

	Year Ended	Period from January 23, 2015 (Date of Inception) through
	December 31, 2016	December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,474,000)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,252,000	—
Other amortization (including deferred financing costs, above/below market leases, leasehold interests and debt premium)	104,000	—
Deferred rent	(207,000)	—
Stock based compensation	80,000	—
Share discounts	59,000	—
Changes in operating assets and liabilities:
Accounts and other receivables	(284,000)	—
Other assets	(17,000)	—
Accounts payable and accrued liabilities	770,000	—
Accounts payable due to affiliates	127,000	—
Prepaid rent	(31,000)	—
Net cash used in operating activities	(3,621,000)	—
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate investments	(133,099,000)	—
Capital expenditures	(23,000)	—
Real estate deposit	(200,000)	—
Net cash used in investing activities	(133,322,000)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on mortgage loan payable	(60,000)	—
Borrowings under the Line of Credit	90,700,000	—
Payments on the Line of Credit	(56,800,000)	—
Proceeds from issuance of common stock	111,024,000	200,000
Contribution from noncontrolling interest to operating partnership	—	2,000
Deferred financing costs	(1,146,000)	—
Payment of offering costs	(4,191,000)	—
Distributions paid	(549,000)	—
Net cash provided by financing activities	138,978,000	202,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,035,000	202,000
CASH AND CASH EQUIVALENTS — Beginning of period	202,000	—
CASH AND CASH EQUIVALENTS — End of period	$2,237,000	$202,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$203,000	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Investing Activities:
The following represents the increase in certain assets and liabilities in connection with our acquisitions of real estate investments:
Other assets	$239,000	$—
Mortgage loan payable, net	$4,129,000	$—
Accounts payable and accrued liabilities	$212,000	$—
Security deposits and prepaid rent	$648,000	$—

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Year Ended December 31, 2016 and for the Period from
January 23, 2015 (Date of Inception) through December 31, 2015

	Year Ended	Period from January 23, 2015 (Date of Inception) through
	December 31, 2016	December 31, 2015
Financing Activities:
Issuance of common stock under the DRIP	$796,000	$—
Distributions declared but not paid	$532,000	$—
Accrued Contingent Advisor Payment	$5,404,000	$—
Accrued stockholder servicing fee	$3,973,000	$—
Reclassification of noncontrolling interest to mezzanine equity	$2,000	$—
Receivable from transfer agent	$1,015,000	$—
Accrued deferred financing costs	$14,000	$—
The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2016 and for the Period from
January 23, 2015 (Date of Inception) through December 31, 2015
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT IV, Inc. and its subsidiaries, including Griffin-American Healthcare REIT IV Holdings, LP, except where the context otherwise requires.
1. Organization and Description of Business
Griffin-American Healthcare REIT IV, Inc., a Maryland corporation, was incorporated on January 23, 2015 and therefore we consider that our date of inception. We were initially capitalized on February 6, 2015. We invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We may also originate and acquire secured loans and real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income. We intend to elect to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes beginning with our taxable year ended December 31, 2016.
On February 16, 2016, we commenced our initial public offering, or our offering, in which we were offering to the public a minimum of $2,000,000 in shares of our Class T common stock, or the minimum offering, and a maximum of $3,000,000,000 in shares of our Class T common stock in our primary offering at a price of $10.00 per share. Effective June 17, 2016, we reallocated certain of the unsold shares of Class T common stock being offered and began offering shares of Class I common stock, such that we are currently offering up to approximately $2,800,000,000 in shares of Class T common stock and $200,000,000 in shares of Class I common stock in our primary offering, and up to an aggregate of $150,000,000 in shares of our Class T and Class I common stock pursuant to our distribution reinvestment plan, as amended, or the DRIP, aggregating up to $3,150,000,000, or the maximum offering. The shares of our Class T common stock in our primary offering are being offered at a price of $10.00 per share. The shares of our Class I common stock in our primary offering were being offered at a price of $9.30 per share prior to March 1, 2017 and at $9.21 per share for all shares offered on or after March 1, 2017. See Note 21, Subsequent Events — Amendment to Dealer Manager Agreement and Change to Class I Common Stock Offering Price, for a further discussion. The shares of our Class T and Class I common stock issued pursuant to the DRIP were sold at a price of $9.50 per share prior to January 1, 2017 and at $9.40 per share for all shares issued pursuant to the DRIP on or after January 1, 2017 until our board of directors determines an estimated net asset value, or NAV, per share for our Class T shares. After our board of directors determines an estimated NAV per share of our Class T shares, participants in the DRIP will receive Class T shares and Class I shares, as applicable, at the most recently published estimated NAV per share of our Class T shares. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and the DRIP, and among classes of stock.
The conditions of our minimum offering were satisfied on April 12, 2016, and we admitted our initial public subscribers as stockholders, excluding shares purchased by residents of Ohio, Washington and Pennsylvania (who were subject to higher minimum offering amounts). Having raised the minimum offering, the offering proceeds were released by the escrow agent to us on April 13, 2016 and were made available for the acquisition of properties and other purposes as disclosed in our prospectus dated February 16, 2016, as supplemented, or our prospectus, as filed with the United States Securities and Exchange Commission, or the SEC (provided that subscriptions from residents of Ohio, Washington and Pennsylvania were to continue to be held in escrow until we had received and accepted subscriptions aggregating at least $10,000,000, $20,000,000 and $150,000,000, respectively). The conditions of our minimum offering in Ohio, Washington and Pennsylvania were satisfied on June 14, 2016, July 8, 2016 and February 27, 2017, respectively, and as of such dates we were able to admit Ohio, Washington and Pennsylvania subscribers as stockholders.
As of December 31, 2016, we had received and accepted subscriptions in our offering for 11,257,889 aggregate shares of our Class T and Class I common stock, or approximately $112,079,000, excluding subscriptions from residents in Pennsylvania (who we were not able to admit as stockholders until February 27, 2017 when we had received and accepted subscriptions aggregating at least $150,000,000) and shares of our common stock issued pursuant to the DRIP.
We conduct substantially all of our operations through Griffin-American Healthcare REIT IV Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT IV Advisor, LLC, or Griffin-American Healthcare REIT IV Advisor, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 16, 2016 and had a one-year term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was renewed pursuant to the mutual consent of the parties on February 13, 2017 and expires on February 16, 2018. Our advisor uses its best efforts, subject to the oversight and review of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Company, LLC, or Griffin Capital (formerly known as Griffin Capital Corporation), or collectively, our co-sponsors. Effective March 1, 2015, American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony NorthStar, Inc. (NYSE: CLNS), or Colony NorthStar (formerly known as NorthStar Asset Management Group Inc. prior to its merger with Colony Capital, Inc. and NorthStar Realty Finance Corp. on January 10, 2017), and 7.8% owned by James F. Flaherty III, one of Colony NorthStar’s partners. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or Griffin Capital Securities, or our dealer manager, Colony NorthStar or Mr. Flaherty; however, we are affiliated with Griffin-American Healthcare REIT IV Advisor, American Healthcare Investors and AHI Group Holdings.
We currently operate through two reportable business segments — medical office buildings and senior housing. As of December 31, 2016, we had completed nine property acquisitions comprising 12 buildings, or approximately 623,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $138,820,000.
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
Basis of Presentation
Our accompanying consolidated financial statements include our accounts and those of our operating partnership and the wholly owned subsidiaries of our operating partnership, as well as any variable interest entities, or VIEs, in which we are the primary beneficiary. We evaluate our ability to control an entity, and whether the entity is a VIE and of which we are the primary beneficiary, by considering substantive terms of the arrangement and identifying which enterprise has the power to direct the activities of the entity that most significantly impacts the entity’s economic performance as defined in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 810, Consolidation, or ASC Topic 810.
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of December 31, 2016 and 2015, we owned greater than a 99.99% and a 99.00% general partnership interest, respectively, therein. Our advisor is a limited partner, and as of December 31, 2016 and 2015 owned less than than a 0.01% and a 1.00% noncontrolling limited partnership interest, respectively, in our operating partnership.
Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our consolidated financial statements. All intercompany accounts and transactions are eliminated in consolidation.
Use of Estimates
The preparation of our accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities, at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.
Cash and Cash Equivalents
Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash Held in Escrow
Restricted cash held in escrow of $229,000 as of December 31, 2016 is not included in our accompanying consolidated balance sheets. Restricted cash held in escrow consists of funds received in connection with subscription agreements from residents of Pennsylvania to purchase shares of our common stock in connection with our offering. Such funds were held in an escrow account and would not be released or available to us until we had raised the minimum offering of $150,000,000 required by the state of Pennsylvania. See Note 21, Subsequent Events — Status of Our Offering, for a further discussion.
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
Tenant receivables and unbilled deferred rent receivables are carried net of an allowance for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight line recognition of rents. Such allowances are charged to bad debt expense, which is included in general and administrative in our accompanying consolidated statements of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees, current economic conditions and other relevant factors. As of December 31, 2016 and 2015, we did not have any allowances for uncollectible accounts. For the year ended December 31, 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015, we did not incur any bad debt expense.
Real Estate Investments, Net
We carry our operating properties at our historical cost less accumulated depreciation. The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings and capital improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and capital improvements, up to 39 years, and the cost for tenant improvements is depreciated over the shorter of the lease term or useful life, up to 15 years. Furniture, fixtures and equipment, if any, is depreciated over the estimated useful life, up to 10 years. When depreciable property is retired, replaced or disposed of, the related cost and accumulated depreciation is removed from the accounts and any gain or loss is reflected in earnings.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Impairment of Long-Lived and Intangible Assets
We periodically evaluate our long-lived assets, primarily consisting of investments in real estate that we carry at historical cost less accumulated depreciation, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, we consider market conditions and our current intentions with respect to holding or disposing of the asset. We adjust the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than book value. We recognize an impairment loss at the time we make any such determination.
If impairment indicators arise with respect to intangible assets with finite useful lives, we evaluate impairment by comparing the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If the estimated future undiscounted net cash flows are less than the carrying amount of the asset, then we estimate the fair value of the asset and compare the estimated fair value to the intangible asset’s carrying value. We recognize any shortfall from carrying value as an impairment loss in the current period.
For the year ended December 31, 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015, we did not incur any impairment losses.
Property Acquisitions
In accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, we, with assistance from independent valuation specialists, measure the fair value of tangible and identified intangible assets and liabilities, as applicable, based on their respective fair values for acquired properties. Our method for allocating the purchase price to acquired investments in real estate requires us to make subjective assessments for determining fair value of the assets acquired and liabilities assumed. This includes determining the value of the buildings, land, leasehold interests, furniture, fixtures and equipment, above- or below-market rent, in-place leases, master leases, above- or below-market debt assumed and derivative financial instruments assumed. These estimates require significant judgment and in some cases involve complex calculations. These allocation assessments directly impact our results of operations, as amounts allocated to certain assets and liabilities have different depreciation or amortization lives. In addition, we amortize the value assigned to above- or below-market rent as a component of revenue, unlike in-place leases and other intangibles, which we include in depreciation and amortization in our accompanying consolidated statements of operations.
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
The value of the above- or below-market component of the acquired in-place leases is determined based upon the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between: (i) the level payment equivalent of the contract rent paid pursuant to the lease; and (ii) our estimate of market rent payments taking into account rent steps throughout the lease. In the case of leases with options, a case-by-case analysis is performed based on all facts and circumstances of the specific lease to determine whether the option will be assumed to be exercised. The amounts related to above-market leases are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to real estate revenue over the remaining non-cancelable lease term of the acquired leases with each property. The amounts related to below-market leases are included in identified intangible liabilities, net in our accompanying

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated balance sheets and are amortized to real estate revenue over the remaining non-cancelable lease term plus any below-market renewal options of the acquired leases with each property.
The value of in-place lease costs are based on management’s evaluation of the specific characteristics of the tenant’s lease and our overall relationship with the tenants. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The in-place lease intangible represents the value related to the economic benefit for acquiring a property with in-place leases as opposed to a vacant property, which is evaluated based on a review of comparable leases for a similar property, terms and conditions for marketing and executing new leases, and implied in the difference between the value of the whole property “as is” and “as vacant”. The net amounts related to in-place lease costs are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average downtime of the acquired leases with each property. The net amounts related to the value of tenant relationships, if any, would be included in identified intangible assets, net in our accompanying consolidated balance sheets and would be amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases plus the market renewal lease term. The value of a master lease, if any, in which a previous owner or a tenant is relieved of specific rental obligations as additional space is leased, is determined by discounting the expected real estate revenue associated with the master lease space over the assumed lease-up period.
The value of above- or below-market debt is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage at the time of assumption. The net value of above- or below-market debt is included in mortgage loan payable, net in our accompanying consolidated balance sheets and is amortized to interest expense over the remaining term of the assumed mortgage.
The value of derivative financial instruments, if any, is determined in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820, and is included in derivative financial instruments in our accompanying consolidated balance sheets.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Real Estate Deposits
Real estate deposits include funds held by escrow agents and others to be applied towards the purchase of real estate.
Other Assets, Net
Other assets, net consist of deferred financing costs on the Line of Credit, as defined in Note 7, Line of Credit, prepaid expenses and deposits and deferred rent receivables. Deferred financing costs on the Line of Credit include amounts paid to lenders and others to obtain financing. Such costs are amortized using the straight-line method over the term of the Line of Credit, which approximates the effective interest rate method. Amortization of deferred financing costs on the Line of Credit is included in interest expense in our accompanying consolidated statements of operations. Prepaid expenses are amortized over the related contract periods.
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
Income Taxes
We have not yet elected to be taxed as a REIT under the Code. We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code beginning with our taxable year ended December 31, 2016, and we intend to continue to qualify to be taxed as a REIT. To qualify and maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
If we fail to qualify and maintain our qualification as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to elect to be treated as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could have a material adverse affect on our net income and net cash available for distribution to our stockholders. Because of our intention to elect REIT status for our taxable year ended December 31, 2016, we did not benefit from the loss incurred for the year ended December 31, 2016.
We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our accompanying consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2016 and 2015, we did not have any tax benefits nor liabilities for uncertain tax positions that we believe should be recognized in our accompanying consolidated financial statements.
Segment Disclosure
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2016 and senior housing facility in December 2016, we added a new reportable segment at each such time. As of December 31, 2016, we have determined that we operate through two reportable business segments, with activities related to investing in medical office buildings and senior housing.
See Note 17, Segment Reporting, for a further discussion.
GLA and Other Measures
GLA and other measures used to describe real estate investments included in our accompanying consolidated financial statements are presented on an unaudited basis.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued or Adopted Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which replaces the existing accounting standards for revenue recognition. ASU 2014-09 provides a five-step framework to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration expected to be received in exchange for those goods or services. Since its issuance, the FASB has amended several aspects of ASU 2014-09, including provisions that address principal-versus-agent implementation guidance and identifying performance obligations. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017. It may be adopted either by restating all years presented in the financial statements or by recording the impact of adoption as an adjustment to retained earnings at the beginning of the year of adoption. Our primary source of revenue is generated through leasing arrangements, which are excluded from ASU 2014-09 and its amendments, however, we expect that the adoption of ASU 2014-09 and its amendments on January 1, 2018 will impact the recognition of non-lease revenue, such as certain resident fees in any RIDEA facilities (a portion of which are not generated through leasing arrangements) that we acquire in the future.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adoption, with certain exceptions. We have not yet determined the impact the adoption of ASU 2016-01 on January 1, 2018 will have on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02, which amends the guidance on accounting for leases, including extensive amendments to the disclosure requirements. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02, lessor accounting is largely unchanged. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted for financial statements that have not yet been made available for issuance. ASU 2016-02 requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. As a result of the adoption of ASU 2016-02 on January 1, 2019, we will recognize all of our operating leases for which we are the lessee, including facilities leases and ground leases, on our consolidated balance sheets and will capitalize fewer legal costs related to the drafting and execution of our lease agreements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 requires disclosures about a change in accounting principle under ASC 250, Accounting Changes and Error Corrections, in the period of adoption. ASU 2016-09 is effective for fiscal years and interim periods beginning after December 15, 2016. Early adoption is permitted for financial statements that have not yet been made available for issuance. We adopted ASU 2016-09 on January 1, 2017, which did not have an impact on our consolidated financial statements.
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
In October 2016, the FASB issued ASU 2016-17, Interests Held through Related Parties That Are under Common Control, or ASU 2016-17, which amends the consolidation requirements that apply to a single decision maker’s evaluation of interests held through related parties that are under common control when it is determining whether it is the primary beneficiary of a VIE. ASU 2016-17 is effective for annual periods beginning on or after December 15, 2016. Early adoption is permitted, including adoption in an interim period. We adopted ASU 2016-17 on January 1, 2017, which did not have an impact on our consolidated financial statements
In November 2016, the FASB issued ASU 2016-18, Restricted Cash, or ASU 2016-18, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual periods beginning on or after December 15, 2017, including interim periods within those periods. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2016-18 on January 1, 2018 to have a material impact on our consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, or ASU 2017-01, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. ASU 2017-01 states that if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the transaction should be accounted for as an asset acquisition. In addition, ASU 2017-01 clarifies the requirements for a set of activities to be considered a business and narrows the definition of an output. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. ASU 2017-01 is effective for annual periods beginning on or after December 15, 2017, including interim periods within those periods. Early adoption is permitted, including adoption in an interim period. Upon the adoption of ASU 2017-01, we expect to recognize a majority of our real estate acquisitions and dispositions as asset transactions rather than business combinations, which will result in the capitalization of related third party transaction costs.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, or ASU 2017-04, which eliminates Step 2 from the goodwill impairment test and allows an entity to perform its goodwill impairment test by comparing the fair value of a reporting segment with its carrying amount. ASU 2017-04 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2017-04 on January 1, 2020 to have a material impact on our consolidated financial statements.
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Building and improvements	$106,442,000	$—
Land	12,322,000	—
	118,764,000	—
Less: accumulated depreciation	(822,000)	—
	$117,942,000	$—
Depreciation expense for the year ended December 31, 2016 was $822,000. We did not incur any depreciation expense for the period from January 23, 2015 (Date of Inception) through December 31, 2015. In addition to the acquisitions discussed below, for the year ended December 31, 2016, we had capital expenditures of $23,000 on our medical office buildings and $0 on our senior housing facilities.
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors. For the year ended December 31, 2016, such fees and expenses paid did not exceed 6.0% of the contract purchase price of our property acquisitions. We did not incur such fees and expenses for the period from January 23, 2015 (Date of Inception) through December 31, 2015.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions in 2016
For the year ended December 31, 2016, we completed nine property acquisitions comprising 12 buildings from unaffiliated third parties. The aggregate contract purchase price of these properties was $138,820,000 and we incurred $6,247,000 in total acquisition fees to our advisor in connection with these property acquisitions. See Note 16, Business Combinations, for a further discussion. The following is a summary of our property acquisitions for the year ended December 31, 2016:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Mortgage Loan Payable(2)	Line of Credit(3)	Total Acquisition Fee(4)
Auburn MOB	Auburn, CA	Medical Office	06/28/16	$5,450,000	$—	$—	$245,000
Pottsville MOB	Pottsville, PA	Medical Office	09/16/16	9,150,000	—	—	412,000
Charlottesville MOB	Charlottesville, VA	Medical Office	09/22/16	20,120,000	—	—	905,000
Rochester Hills MOB	Rochester Hills, MI	Medical Office	09/29/16	8,300,000	3,968,000	—	374,000
Cullman MOB III	Cullman, AL	Medical Office	09/30/16	16,650,000	—	12,000,000	749,000
Iron MOB Portfolio	Cullman and Sylacauga, AL	Medical Office	10/13/16	31,000,000	—	30,400,000	1,395,000
Mint Hill MOB	Mint Hill, NC	Medical Office	11/14/16	21,000,000	—	20,400,000	945,000
Lafayette Assisted Living Portfolio	Lafayette, LA	Senior Housing	12/01/16	16,750,000	—	17,500,000	754,000
Evendale MOB	Evendale, OH	Medical Office	12/13/16	10,400,000	—	10,400,000	468,000
Total				$138,820,000	$3,968,000	$90,700,000	$6,247,000
___________

(1)	We own 100% of our properties acquired in 2016.

(2)	Represents the principal balance of the mortgage loan payable assumed by us at the time of acquisition.

(3)	Represents a borrowing under the Line of Credit, as defined in Note 7, Line of Credit, at the time of acquisition.

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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of December 31, 2016 and 2015:

	December 31,
	2016	2015
In-place leases, net of accumulated amortization of $430,000 as of December 31, 2016 (with a weighted average remaining life of 8.1 years as of December 31, 2016)	$12,504,000	$—
Leasehold interests, net of accumulated amortization of $22,000 as of December 31, 2016 (with a weighted average remaining life of 71.5 years as of December 31, 2016)	6,390,000	—
Above-market leases, net of accumulated amortization of $31,000 as of December 31, 2016 (with a weighted average remaining life of 6.3 years as of December 31, 2016)	779,000	—
	$19,673,000	$—
Amortization expense on identified intangible assets for the year ended December 31, 2016 was $483,000, which included $31,000 of amortization recorded against real estate revenue for above-market leases and $22,000 of amortization recorded to rental expenses for leasehold interests in our accompanying consolidated statements of operations.
We did not incur any amortization expense on identified intangible assets for the period from January 23, 2015 (Date of Inception) through December 31, 2015.
The aggregate weighted average remaining life of the identified intangible assets was 28.6 years as of December 31, 2016. As of December 31, 2016, estimated amortization expense on the identified intangible assets for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2017	$2,227,000
2018	2,099,000
2019	1,995,000
2020	1,778,000
2021	1,633,000
Thereafter	9,941,000
$19,673,000
5. Other Assets, Net
Other assets, net consisted of the following as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Deferred financing costs, net of accumulated amortization of $112,000 as of December 31, 2016(1)	$943,000	$—
Prepaid expenses and deposits	257,000	—
Deferred rent receivables	207,000	—
	$1,407,000	$—
___________

(1)	In accordance with ASU 2015-03 and ASU 2015-15, deferred financing costs, net only include costs related to the Line of Credit, as defined in Note 7, Line of Credit.
Amortization expense on deferred financing costs of the Line of Credit for the year ended December 31, 2016 was $112,000. Amortization expense on deferred financing costs of the Line of Credit is recorded to interest expense in our accompanying consolidated statements of operations. We did not incur any amortization expense on deferred financing costs of the Line of Credit for the period from January 23, 2015 (Date of Inception) through December 31, 2015.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Mortgage Loan Payable, Net
As of December 31, 2016, mortgage loan payable was $3,908,000 ($3,965,000, including premium and deferred financing costs, net). As of December 31, 2016, we had one fixed-rate mortgage loan on Rochester Hills MOB with an interest rate of 5.25% per annum and a maturity date of August 1, 2029. We did not have any mortgage loan payable as of December 31, 2015. We are required by the terms of certain loan documents to meet certain reporting requirements.
We did not have any mortgage loan payable, net as of December 31, 2015. The changes in the carrying amount of mortgage loan payable consisted of the following for the year ended December 31, 2016:

Amount
Beginning balance	$—
Additions:
Assumption of mortgage loan payable, net	4,129,000
Amortization of deferred financing costs(1)	2,000
Deductions:
Deferred financing costs(1)	(103,000)
Scheduled principal payments on mortgage loan payable	(60,000)
Amortization of premium on mortgage loan payable	(3,000)
Ending balance	$3,965,000
___________

(1)	In accordance with ASU 2015-03 and ASU 2015-15, deferred financing costs only includes costs related to our mortgage loan payable.
As of December 31, 2016, the principal payments due on our mortgage loan payable for each of the next five years ending December 31 and thereafter were as follows:

Year	Amount
2017	$254,000
2018	268,000
2019	282,000
2020	298,000
2021	314,000
Thereafter	2,492,000
$3,908,000
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
At our option, the Line of Credit bears interest at per annum rates equal to (a) (i) the Eurodollar Rate (as defined in the Credit Agreement) plus (ii) a margin ranging from 1.75% to 2.25% based on our Consolidated Leverage Ratio (as defined in the Credit Agreement), or (b) (i) the greater of: (1) the prime rate publicly announced by Bank of America, (2) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.50%, (3) the one-month Eurodollar Rate plus 1.00%, and (4) 0.00%, plus (ii) a margin ranging from 0.55% to 1.05% based on our Consolidated Leverage Ratio. Accrued interest on the Line of Credit is payable monthly. The loans may be repaid in whole or in part without prepayment premium or penalty, subject to certain conditions.
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
The Credit Agreement permits us to add additional subsidiaries as guarantors. In the event of default, Bank of America has the right to terminate its obligations under the Credit Agreement, including the funding of future loans, and to accelerate the payment on any unpaid principal amount of all outstanding loans and interest thereon. Additionally, in connection with the Credit Agreement, we also entered into a Pledge Agreement on August 25, 2016, pursuant to which we pledged the capital stock of our subsidiaries which own the real property to be included in the Unencumbered Property Pool, as such term is defined in the Credit Agreement. The pledged collateral will be released upon achieving a consolidated total asset value of at least $750,000,000.
As of December 31, 2016, our aggregate borrowing capacity under the Line of Credit was $100,000,000. As of December 31, 2016, borrowings outstanding totaled $33,900,000 and $66,100,000 remained available under the Line of Credit. As of December 31, 2016, the weighted average interest rate on borrowings outstanding was 4.30% per annum.
8. Identified Intangible Liabilities, Net
As of December 31, 2016, identified intangible liabilities consisted of below-market leases of $1,063,000, net of accumulated amortization of $60,000. We did not have any identified intangible liabilities as of December 31, 2015. Amortization expense on below-market leases for the year ended December 31, 2016 was $60,000. We did not incur any amortization expense on below-market leases for the period from January 23, 2015 (Date of Inception) through December 31, 2015. Amortization expense on below-market leases is recorded to real estate revenue in our accompanying consolidated statements of operations.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate weighted average remaining life of below-market leases was 5.4 years as of December 31, 2016. As of December 31, 2016, estimated amortization expense on below-market leases for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2017	$265,000
2018	265,000
2019	237,000
2020	73,000
2021	51,000
Thereafter	172,000
$1,063,000
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
10. Redeemable Noncontrolling Interest
As of December 31, 2016 and 2015, we owned greater than a 99.99% and a 99.00% general partnership interest, respectively, in our operating partnership, and our advisor owned less than a 0.01% and a 1.00% limited partnership interest, respectively, in our operating partnership. The noncontrolling interest of our advisor in our operating partnership, which has redemption features outside of our control, is accounted for as a redeemable noncontrolling interest and is presented outside of permanent equity in our accompanying consolidated balance sheets. See Note 11, Equity — Noncontrolling Interest of Limited Partner in Operating Partnership, for a further discussion. In addition, see Note 12, Related Party Transactions — Liquidity Stage — Subordinated Participation Interest — Subordinated Distribution Upon Listing, and Note 12, Related Party Transactions — Subordinated Distribution Upon Termination, for a further discussion of the redemption features of the limited partnership units.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We record the carrying amount of redeemable noncontrolling interest at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss and distributions; or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interest consisted of the following for the year ended December 31, 2016:

Amount
Balance — December 31, 2015	$—
Reclassification from equity	2,000
Net loss attributable to redeemable noncontrolling interest	—
Balance — December 31, 2016	$2,000
11. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of December 31, 2016 and 2015, no shares of our preferred stock were issued and outstanding.
Common Stock
Our charter authorizes us to issue 1,000,000,000 shares of our common stock, par value $0.01 per share. We commenced our public offering of shares of our common stock on February 16, 2016, and as of such date we were offering to the public up to $3,150,000,000 of shares of our Class T common stock, consisting of up to $3,000,000,000 of shares of our Class T common stock at a price of $10.00 per share in our primary offering and up to $150,000,000 of shares of our Class T common stock for $9.50 per share pursuant to the DRIP. Effective June 17, 2016, we reallocated certain of the unsold shares of our Class T common stock being offered and began offering shares of our Class I common stock, such that we are currently offering up to approximately $2,800,000,000 in shares of Class T common stock and $200,000,000 in shares of Class I common stock in our primary offering, and up to an aggregate of $150,000,000 in shares of our Class T and Class I common stock pursuant to the DRIP. Subsequent to the reallocation, of the 1,000,000,000 shares of common stock authorized, 900,000,000 shares are classified as Class T common stock and 100,000,000 shares are classified as Class I common stock. The shares of our Class T common stock in the primary offering are being offered at a price of $10.00 per share. The shares of our Class I common stock in the primary offering were being offered at a price of $9.30 per share prior to March 1, 2017 and at $9.21 per share for all shares offered on or after March 1, 2017. See Note 21, Subsequent Events — Amendment to Dealer Manager Agreement and Change to Class I Common Stock Offering Price, for a further discussion. The shares of our Class T and Class I common stock issued pursuant to the DRIP were sold at a price of $9.50 per share prior to January 1, 2017 and at $9.40 per share for all shares issued pursuant to the DRIP on or after January 1, 2017 until our board of directors determines an estimated NAV per share for our Class T shares. After our board of directors determines an estimated NAV per share of our Class T shares, participants in the DRIP will receive Class T shares and Class I shares, as applicable, at the most recently published estimated NAV per share of our Class T shares. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and the DRIP, and among classes of stock.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Through December 31, 2016, we had issued 11,257,889 aggregate shares of our Class T and Class I common stock in connection with the primary portion of our offering and 83,717 aggregate shares of our Class T and Class I common stock pursuant to the DRIP. As of December 31, 2016 and 2015, we had 11,377,439 and 20,833 aggregate shares of our Class T and Class I common stock issued and outstanding, respectively.
As of December 31, 2016, we had a receivable of $1,015,000 for offering proceeds, net of selling commissions and dealer manager fees, from our transfer agent, which was received in January 2017.
Distribution Reinvestment Plan
We have registered and reserved $150,000,000 in shares of our common stock for sale pursuant to the DRIP in our offering. The DRIP allows stockholders to purchase additional Class T shares and Class I shares of our common stock through the reinvestment of distributions during our offering. Prior to January 1, 2017, we issued both Class T shares and Class I shares pursuant to the DRIP at a price of $9.50 per share. Effective January 1, 2017, shares of both Class T shares and Class I shares issued pursuant to the DRIP are issued at a price of $9.40 per share until our board of directors determines an estimated NAV per share of our Class T shares. After our board of directors determines an estimated NAV per share of our Class T shares, participants in the DRIP will be issued Class T shares and Class I shares, as applicable, at the most recently published estimated NAV per share of our Class T shares. Pursuant to the DRIP, distributions with respect to Class T shares are reinvested in Class T shares and distributions with respect to Class I shares are reinvested in Class I shares.
For the year ended December 31, 2016, $796,000 in distributions were reinvested and 83,717 shares of our common stock were issued pursuant to the DRIP. No reinvestment of distributions were made for the period from January 23, 2015 (Date of Inception) through December 31, 2015.
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
All repurchases will be subject to a one-year holding period, except for repurchases made in connection with a stockholder’s death or “qualifying disability,” as defined in our share repurchase plan. Further, all share repurchases will be repurchased following a one-year holding period at a price between 92.5% to 100% of each stockholder’s repurchase amount depending on the period of time their shares have been held. At any time we are engaged in an offering of shares of our common stock, the repurchase amount for shares repurchased under our share repurchase plan will always be equal to or lower than the applicable per share offering price. However, if shares of our common stock are repurchased in connection with a stockholder’s death or qualifying disability, the repurchase price will be no less than 100% of the price paid to acquire the shares of our common stock from us. Furthermore, our share repurchase plan provides that if there are insufficient funds to honor all repurchase requests, pending requests will be honored among all requests for repurchase in any given repurchase period, as follows: first, pro rata as to repurchases sought upon a stockholder’s death; next, pro rata as to repurchases sought by stockholders with a qualifying disability; and, finally, pro rata as to other repurchase requests. No share repurchases were requested or made for the year ended December 31, 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
For the year ended December 31, 2016, we recognized compensation expense of $80,000, which is included in general and administrative in our accompanying consolidated statements of operations. We did not incur compensation expense for the period from January 23, 2015 (Date of Inception) through December 31, 2015. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the year ended December 31, 2016, we did not assume any forfeitures.
As of December 31, 2016 and 2015, there was $70,000 and $0, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of our restricted common stock. This expense is expected to be recognized over a remaining weighted average period of 1.78 years.
As of December 31, 2016 and 2015, the weighted average grant date fair value of the nonvested shares of our restricted common stock was $120,000 and $0, respectively. A summary of the status of the nonvested shares of our restricted common stock as of December 31, 2016 and 2015 and the changes for the year ended December 31, 2016 is presented below:

	Number of Nonvested Shares of our Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance — December 31, 2015	—	$—
Granted	15,000	$10.00
Vested	(3,000)	$10.00
Forfeited	—	$—
Balance — December 31, 2016	12,000	$10.00
Expected to vest — December 31, 2016	12,000	$10.00
Offering Costs
Selling Commissions
Generally, we pay our dealer manager selling commissions of up to 3.0% of the gross offering proceeds from the sale of Class T shares of our common stock pursuant to the primary offering. No selling commissions are payable on Class I shares or shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the year ended December 31, 2016, we incurred $3,045,000 in selling commissions to our dealer manager, which are charged to stockholders’ equity as such amounts were paid to our dealer manager from the gross proceeds of our offering. We did not incur any selling commissions to our dealer manager for the period from January 23, 2015 (Date of Inception) through December 31, 2015.
Dealer Manager Fee
Prior to March 1, 2017, our dealer manager generally received a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of Class T and Class I shares of our common stock sold pursuant to the primary offering, of which 1.0% of the gross offering proceeds is funded by us. Effective March 1, 2017, we amended our Dealer Manager Agreement to amend the dealer manager fee payable to our dealer manager from the sale of Class I shares of our common stock sold pursuant to our primary offering. See Note 21, Subsequent Events — Amendment to Dealer Manager Agreement and Change to Class I Common Stock Offering Price, for a further discussion. No dealer manager fee is payable on shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year ended December 31, 2016, we incurred $1,106,000 in dealer manager fees to our dealer manager, which are charged to stockholders’ equity as such amounts were paid to our dealer manager or its affiliates from the gross proceeds of our offering. We did not incur any dealer manager fees to our dealer manager for the period from January 23, 2015 (Date of Inception) through December 31, 2015. See Note 12, Related Party Transactions — Offering Stage — Dealer Manager Fee, for a further discussion of the dealer manager fee funded by our advisor.
Stockholder Servicing Fee
We pay our dealer manager a stockholder servicing fee with respect to our Class T shares sold as additional compensation to the dealer manager and participating broker-dealers. No stockholder servicing fee shall be paid with respect to Class I shares or shares sold pursuant to the DRIP. The stockholder servicing fee accrues daily equal to 1/365th of 1.0% of the purchase price per share of our Class T shares sold and is paid quarterly. We will cease paying the stockholder servicing fee with respect to our Class T shares sold in our offering upon the occurrence of certain defined events. Our dealer manager may re-allow to participating broker-dealers all or a portion of the stockholder servicing fee for services that such participating broker-dealers perform in connection with the shares of our Class T common stock. For the year ended December 31, 2016, we incurred $4,052,000 to our dealer manager in connection with the stockholder servicing fee. We did not incur any stockholder servicing fee to our dealer manager for the period from January 23, 2015 (Date of Inception) through December 31, 2015. As of December 31, 2016, we accrued $3,973,000 in connection with the stockholder servicing fee payable, which is included in accounts payable and accrued liabilities with a corresponding offset to stockholders’ equity in our accompanying consolidated balance sheets.
Noncontrolling Interest of Limited Partner in Operating Partnership
On February 6, 2015, our advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for 222 Class T partnership units. Following our reverse stock split and the corresponding conversion of the partnership units of our operating partnership, our advisor owned 89 Class T partnership units effective as of July 23, 2015. On October 22, 2015, we effected a stock split, which increased the number of Class T partnership units outstanding to 208. Upon the effectiveness of the Advisory Agreement on February 16, 2016, Griffin-American Healthcare REIT IV Advisor became our advisor. As our advisor, Griffin-American Healthcare REIT IV Advisor is entitled to redemption rights of its limited partnership units. Therefore, as of February 16, 2016, such limited partnership units no longer meet the criteria for classification within the equity section of our accompanying consolidated balance sheets, and as such, were reclassified outside of permanent equity, as a mezzanine item, in our accompanying consolidated balance sheets. See Note 10, Redeemable Noncontrolling Interest, for a further discussion.
12. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and one of our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings; however, we are not affiliated with Griffin Capital, Griffin Capital Securities, Colony NorthStar or Mr. Flaherty. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. For the year ended December 31, 2016, we incurred $9,112,000 in fees and expenses to our affiliates as detailed below. We did not incur any fees and expenses to our affiliates for the period from January 23, 2015 (Date of Inception) through December 31, 2015.
Offering Stage
Dealer Manager Fee
Prior to March 1, 2017, our dealer manager generally received a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of Class T and Class I shares of our common stock sold pursuant to the primary offering, of which 2.0% of the gross offering proceeds is funded by our advisor. Effective March 1, 2017, we amended our Dealer Manager Agreement to amend the dealer manager fee payable to our dealer manager from the sale of Class I shares of common stock sold pursuant to our primary offering. See Note 21, Subsequent Events — Amendment to Dealer Manager Agreement and Change to Class I Common Stock Offering Price, for a further discussion. No dealer manager fee is payable on shares of our common stock sold pursuant to the DRIP. Our advisor intends to recoup the portion of the dealer manager fee it funds through the receipt of the Contingent Advisor Payment from us, as described below, through the payment of acquisition fees. For the year ended

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2016, we incurred $2,212,000 payable to our advisor as part of the Contingent Advisor Payment in connection with the dealer manager fee that our advisor had incurred. We did not incur any dealer manager fees to our advisor for the period from January 23, 2015 (Date of Inception) through December 31, 2015.
As of December 31, 2015, our advisor had not incurred any dealer manager fees as we commenced our offering in February 2016. As of December 31, 2016, we accrued $2,212,000 as part of the Contingent Advisor Payment related to the dealer manager fee that our advisor had incurred, which is included in accounts payable due to affiliates with a corresponding offset to stockholders’ equity in our accompanying consolidated balance sheets. As of December 31, 2016, we have not paid any amounts to our advisor in connection with the Contingent Advisor Payment. See Note 11, Equity — Offering Costs — Dealer Manager Fee, for a further discussion of the dealer manager fee funded by us.
Other Organizational and Offering Expenses
Our other organizational and offering expenses in connection with our offering (other than selling commissions, the dealer manager fee and the stockholder servicing fee) are funded by our advisor. Our advisor intends to recoup such expenses it funds through the receipt of the Contingent Advisor Payment from us, as described below, through the payment of acquisition fees. We anticipate that our other organizational and offering expenses will not exceed 1.0% of the gross offering proceeds for shares of our common stock sold pursuant to our primary offering. No other organizational and offering expenses will be paid with respect to shares of our common stock sold pursuant to the DRIP. For the year ended December 31, 2016, we incurred $3,192,000 payable to our advisor as part of the Contingent Advisor Payment in connection with the other organizational and offering expenses that our advisor had incurred. We did not incur any other organizational and offering expenses to our advisor or its affiliates for the period from January 23, 2015 (Date of Inception) through December 31, 2015.
As of December 31, 2015, our advisor has incurred other organizational and offering expenses of approximately $1,606,000 on our behalf, which expenses were not recorded in our consolidated balance sheets because such costs did not become our liability until we reached the minimum offering on April 12, 2016. As of December 31, 2016, we recorded $3,192,000 as part of the Contingent Advisor Payment related to the other organizational and offering expenses that our advisor had incurred, which is included in accounts payable due to affiliates with a corresponding offset to stockholders’ equity in our accompanying consolidated balance sheets. As of December 31, 2016, we have not paid any amounts to our advisor in connection with the Contingent Advisor Payment.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The base acquisition fee in connection with the acquisition of properties is expensed as incurred in accordance with ASC Topic 805 and included in acquisition related expenses in our accompanying consolidated statements of operations. The base acquisition fee in connection with the acquisition of real estate-related investments is capitalized as part of the associated investment in our accompanying consolidated balance sheets. For the year ended December 31, 2016, we paid base acquisition fees of $3,124,000 to our advisor. We did not pay any base acquisition fees to our advisor for the period from January 23, 2015 (Date of Inception) through December 31, 2015. The Contingent Advisor Payment is used to decrease the liability we incur to our advisor in connection with the dealer manager fee and other organizational and offering expenses. For a further discussion of amounts paid in connection with the Contingent Advisor Payment, see Dealer Manager Fee and Other Organizational and Offering Expenses, above. In addition, see Note 3, Real Estate Investments, Net, for a further discussion.
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
For the year ended December 31, 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015, we did not incur any development fees to our advisor or its affiliates.
Reimbursement of Acquisition Expenses
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets, which will be reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees and real estate commissions paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price of the property or real estate-related investment or total development costs or 6.0% of the funds advanced in a loan, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction.
Reimbursements of acquisition expenses are expensed as incurred in accordance with ASC Topic 805 and included in acquisition related expenses in our accompanying consolidated statements of operations. Reimbursements of acquisition expenses in connection with the acquisition of real estate-related investments are capitalized as part of the associated investment in our accompanying consolidated balance sheets. For the year ended December 31, 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015, we did not incur any such acquisition expenses to our advisor or its affiliates.
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
Our advisor agreed to waive certain asset management fees that may otherwise have been due to our advisor pursuant to the Advisory Agreement until such time as the amount of such waived asset management fees was equal to the amount of distributions payable to our stockholders for the period beginning on May 1, 2016 and ending on the date of the acquisition of our first property or real estate-related investment, as such terms are defined in the Advisory Agreement. Accordingly, pursuant to such waiver, asset management fees of $80,000 that would have been incurred during the year ended December 31, 2016 were waived by our advisor. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees.
For the year ended December 31, 2016, we incurred $151,000 in asset management fees to our advisor. We did not incur any asset management fees to our advisor or its affiliates for the period from January 23, 2015 (Date of Inception) through December 31, 2015. Asset management fees are included in general and administrative in our accompanying consolidated statements of operations.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property Management Fee
Our advisor or its affiliates may provide property management services with respect to our properties or may sub-contract these duties to any third party and provide oversight of such third-party property manager. We pay our advisor or its affiliates a monthly management fee equal to a percentage of the gross monthly cash receipts of such property as follows: (i) a 1.0% property management oversight fee for any stand-alone, single-tenant, net leased property, except for such properties operated utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Code authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008), for which we pay a property management oversight fee of 1.5% of the gross monthly cash receipts with respect to such property; (ii) a property management oversight fee of 1.5% of the gross monthly cash receipts of any property that is not a stand-alone, single-tenant, net leased property and for which our advisor or its affiliates provide oversight of a third party that performs the duties of a property manager with respect to such property; or (iii) a fair and reasonable property management fee that is approved by a majority of our directors, including a majority of our independent directors, that is not less favorable to us than terms available from unaffiliated third parties for any property that is not a stand-alone, single-tenant, net leased property and for which our advisor or its affiliates directly serve as the property manager without sub-contracting such duties to a third party.
Property management fees are included in rental expenses in our accompanying consolidated statements of operations. For the year ended December 31, 2016, we incurred property management fees of $47,000 to our advisor or its affiliates. We did not incur any property management fees to our advisor or its affiliates for the period from January 23, 2015 (Date of Inception) through December 31, 2015.
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
Lease fees are capitalized as lease commissions and are included in other assets, net in our accompanying consolidated balance sheets. For the year ended December 31, 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015, we did not incur any lease fees to our advisor or its affiliates.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, we pay our advisor or its affiliates a construction management fee of up to 5.0% of the cost of such improvements. Construction management fees are capitalized as part of the associated asset and included in real estate investments, net in our accompanying consolidated balance sheets or are expensed and included in our accompanying consolidated statements of operations, as applicable. For the year ended December 31, 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015, we did not incur any construction management fees to our advisor or its affiliates.
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
For the 12 months ended December 31, 2016, our operating expenses exceeded this limitation by $437,000. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 3.3% and (27.5)%, respectively, for the 12 months ended December 31, 2016. We raised the minimum offering and had funds held in escrow released to us to commence real estate operations in April 2016. We purchased our first property in June 2016. At this early stage of our operations, our general and administrative expenses are relatively high compared with our net income and our average invested assets. Our board of directors determined that the relationship of our general and administrative expenses to

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our funds from operations and our average invested assets was justified for the 12 months ended December 31, 2016 given the costs of operating a public company and the early stage of our operations.
For the year ended December 31, 2016, our advisor incurred operating expenses on our behalf of $386,000. Our advisor or its affiliates did not incur any operating expenses on our behalf for the period from January 23, 2015 (Date of Inception) through December 31, 2015. Operating expenses are generally included in general and administrative in our accompanying consolidated statements of operations.
Compensation for Additional Services
We pay our advisor and its affiliates for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated parties for similar services. For the year ended December 31, 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015, our advisor and its affiliates were not compensated for any additional services.
Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, we pay our advisor or its affiliates a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the year ended December 31, 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015, we did not incur any disposition fees to our advisor or its affiliates.
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, we will pay our advisor a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the remaining net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of: (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan); plus (ii) an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the year ended December 31, 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015, we did not pay any such distributions to our advisor.
Subordinated Distribution Upon Listing
Upon the listing of shares of our common stock on a national securities exchange, in redemption of our advisor’s limited partnership units, we will pay our advisor a distribution equal to 15.0% of the amount by which: (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash equal to an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing, among other factors. For the year ended December 31, 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015, we did not pay any such distributions to our advisor.
Subordinated Distribution Upon Termination
Pursuant to the Agreement of Limited Partnership, as amended, of our operating partnership upon termination or non-renewal of the Advisory Agreement, our advisor will also be entitled to a subordinated distribution in redemption of its limited partnership units from our operating partnership equal to 15.0% of the amount, if any, by which: (i) the appraised value of our assets on the termination date, less any indebtedness secured by such assets, plus total distributions paid through the termination date, exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the total amount of cash equal to an annual 6.0% cumulative, non-

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compounded return on the gross proceeds from the sale of shares of our common stock through the termination date. In addition, our advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing or other liquidity event, including a liquidation, sale of substantially all of our assets or merger in which our stockholders receive in exchange for their shares of our common stock, shares of a company that are traded on a national securities exchange.
As of December 31, 2016, we had not recorded any charges to earnings related to the subordinated distribution upon termination.
Stock Purchase Plans
On February 29, 2016, our Chief Executive Officer and Chairman of the Board of Directors, Jeffrey T. Hanson, our President and Chief Operating Officer, Danny Prosky, and our Executive Vice President and General Counsel, Mathieu B. Streiff, each executed stock purchase plans, or the 2016 Stock Purchase Plans, whereby they each irrevocably agreed to invest 100% of their net after-tax base salary and cash bonus compensation earned as employees of American Healthcare Investors directly into our company by purchasing shares of our Class T common stock. In addition, on February 29, 2016, three Executive Vice Presidents of American Healthcare Investors, including our Executive Vice President of Acquisitions, Stefan K.L. Oh, each executed similar 2016 Stock Purchase Plans whereby they each irrevocably agreed to invest a portion of their net after-tax base salary or a portion of their net after-tax base salary and cash bonus compensation, ranging from 10.0% to 15.0%, as employees of American Healthcare Investors directly into our company by purchasing shares of our Class T common stock. The 2016 Stock Purchase Plans terminated on December 31, 2016.
Purchases of shares of our Class T common stock pursuant to the 2016 Stock Purchase Plans commenced after the initial release from escrow of the minimum offering amount, beginning with the officers’ regularly scheduled payroll payment on April 13, 2016. The shares of Class T common stock were purchased at a price of $9.60 per share, reflecting the purchase price of the shares in our offering, exclusive of selling commissions and the dealer manager fee.
On December 30, 2016, Messrs. Hanson, Prosky, and Streiff each executed stock purchase plans for the purchase of shares of our Class I common stock, or the 2017 Stock Purchase Plans, on terms similar to their 2016 Stock Purchase Plans. In addition, on December 30, 2016, three Executive Vice Presidents of American Healthcare Investors, including Mr. Oh, each executed similar 2017 Stock Purchase Plans whereby they each irrevocably agreed to invest a portion of their net after-tax base salary or a portion of their net after-tax base salary and cash bonus compensation, ranging from 5.0% to 15.0%, as employees of American Healthcare Investors directly into our company by purchasing shares of our Class I common stock. The 2017 Stock Purchase Plans terminate on December 31, 2017 or earlier upon the occurrence of certain events, such as any earlier termination of our public offering of securities, unless otherwise renewed or extended.
Purchases of shares of our Class I common stock pursuant to the 2017 Stock Purchase Plans commenced beginning with the officers’ regularly scheduled payroll payment on January 23, 2017. The shares of Class I common stock will be purchased pursuant to the 2017 Stock Purchase Plans at a price of $9.21 per share, reflecting the purchase price of shares of Class I common stock offered to the public reduced by the dealer manager fees funded by us. No selling commissions, dealer manager fees (including the portion of such dealer manager fees funded by our advisor) or stockholder servicing fees will be paid with respect to such sales of our Class I common stock.
For the year ended December 31, 2016, our officers invested the following amounts and we issued the following shares of our Class T common stock pursuant to the applicable stock purchase plan:

Officer’s Name	Title	Amount	Shares
Jeffrey T. Hanson	Chief Executive Officer and Chairman of the Board of Directors	$184,000	19,213
Danny Prosky	President and Chief Operating Officer	204,000	21,265
Mathieu B. Streiff	Executive Vice President and General Counsel	199,000	20,707
Stefan K.L. Oh	Executive Vice President of Acquisitions	23,000	2,447
		$610,000	63,632

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of December 31, 2016 and 2015:

	December 31,
Fee	2016	2015
Contingent Advisor Payment	$5,404,000	$—
Asset management fees	83,000	—
Property management fees	24,000	—
Operating expenses	20,000	—
	$5,531,000	$—
13. Fair Value Measurements
Financial Instruments Disclosed at Fair Value
ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under ASC Topic 820.
Our accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts and other receivables, real estate deposit, accounts payable and accrued liabilities, accounts payable due to affiliates, mortgage loan payable and borrowings under the Line of Credit.
We consider the carrying values of cash and cash equivalents, accounts and other receivables, real estate deposit and accounts payable and accrued liabilities to approximate the fair value for these financial instruments based upon an evaluation of the underlying characteristics, market data and because of the short period of time between origination of the instruments and their expected realization. The fair value of cash and cash equivalents is classified in Level 1 of the fair value hierarchy. The fair value of accounts payable due to affiliates is not determinable due to the related party nature of the accounts payable. The fair value of the other financial instruments is classified in Level 2 of the fair value hierarchy.
The fair value of the mortgage loan payable and the Line of Credit is estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. As of December 31, 2016, the fair value of the mortgage loan payable was $4,131,000, compared to the carrying value of $3,965,000. As of December 31, 2016, the fair value of the Line of Credit was $33,899,000, compared to the carrying value of $32,957,000. We did not have any mortgage loan payable nor line of credit as of December 31, 2015. We have determined that the mortgage loan payable and the Line of Credit are classified in Level 2 within the fair value hierarchy.
14. Tax Treatment of Distributions
For federal income tax purposes, distributions to stockholders are characterized as ordinary income, capital gain distributions or nontaxable distributions. Nontaxable distributions will reduce U.S. stockholders’ basis (but not below zero) in their shares. For the period from January 23, 2015 (Date of Inception) through December 31, 2015, we did not incur any distributions to our stockholders. The income tax treatment for distributions reportable for the year ended December 31, 2016 was as follows:

	Year Ended December 31, 2016
Ordinary income	$—	—%
Capital gain	—	—
Return of capital	1,345,000	100
	$1,345,000	100%
Amounts listed above do not include distributions paid on nonvested shares of our restricted common stock which have been separately reported.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Future Minimum Rent
Rental Income
We have operating leases with tenants that expire at various dates through 2031 and in some cases are subject to scheduled fixed increases or adjustments based on a consumer price index. Generally, our leases grant tenants renewal options. Our leases also generally provide for additional rents based on certain operating expenses. Future minimum base rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2016 for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2017	$11,078,000
2018	11,095,000
2019	11,174,000
2020	10,627,000
2021	10,190,000
Thereafter	35,259,000
$89,423,000
Rental Expense
We have ground and other lease obligations that generally require fixed annual rental payments and may also include escalation clauses and renewal options. These leases expire at various dates through 2107, excluding extension options. Future minimum lease obligations under non-cancelable ground and other lease obligations as of December 31, 2016 for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2017	$32,000
2018	32,000
2019	33,000
2020	33,000
2021	33,000
Thereafter	2,756,000
$2,919,000
16. Business Combinations
For the year ended December 31, 2016, using net proceeds from our offering and debt financing, we completed nine property acquisitions comprising 12 buildings, which have been accounted for as business combinations. The aggregate contract purchase price for these property acquisitions was $138,820,000, plus closing costs and base acquisition fees of $4,476,000, which are included in acquisition related expenses in our accompanying consolidated statements of operations. See Note 3, Real Estate Investments, Net, for a listing of the properties acquired, acquisition dates and the amount of financing initially incurred in connection with such acquisitions. In addition, we incurred Contingent Advisor Payments of $3,123,000 to our advisor for these property acquisitions. See Note 12, Related Party Transactions, for a further discussion of the Contingent Advisor Payment. We did not complete any property acquisitions for the period from January 23, 2015 (Date of Inception) through December 31, 2015.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results of operations for these property acquisitions during the year ended December 31, 2016 are reflected in our accompanying consolidated statements of operations for the period from the date of acquisition of each property through December 31, 2016. For the period from the acquisition date through December 31, 2016, we recognized the following amounts of revenue and net income (loss) for the property acquisitions:

Acquisition	Revenue	Net Income (Loss)
Auburn MOB	$432,000	$144,000
Pottsville MOB	$311,000	$136,000
Charlottesville MOB	$555,000	$203,000
Rochester Hills MOB	$288,000	$35,000
Cullman MOB III	$403,000	$151,000
Iron MOB Portfolio	$701,000	$147,000
Mint Hill MOB	$270,000	$75,000
Lafayette Assisted Living Portfolio	$127,000	$73,000
Evendale MOB	$69,000	$(10,000)
The fair values of the assets acquired and liabilities assumed during 2016 were preliminary estimates determined using the income, cost and market approaches. Any necessary adjustments will be finalized within one year from the date of acquisition. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed of our nine property acquisitions in 2016:

	Auburn MOB	Pottsville MOB	Charlottesville MOB	Rochester Hills MOB	Cullman MOB III
Building and improvements	$4,600,000	$7,050,000	$13,330,000	$5,763,000	$13,989,000
Land	406,000	1,493,000	4,768,000	1,727,000	—
In-place leases	386,000	740,000	2,030,000	1,089,000	1,249,000
Leasehold interests	—	—	—	—	1,412,000
Total assets acquired	5,392,000	9,283,000	20,128,000	8,579,000	16,650,000
Mortgage loan payable, net	—	—	—	4,129,000	—
Below-market leases	—	133,000	—	117,000	—
Total liabilities assumed	—	133,000	—	4,246,000	—
Net assets acquired	$5,392,000	$9,150,000	$20,128,000	$4,333,000	$16,650,000

	Iron MOB Portfolio	Mint Hill MOB	Lafayette Assisted Living Portfolio	Evendale MOB
Building and improvements	$25,050,000	$16,585,000	$12,469,000	$7,583,000
Land	—	—	2,308,000	1,620,000
In-place leases	2,563,000	1,705,000	1,973,000	1,199,000
Above-market leases	790,000	—	—	20,000
Leasehold interests	2,953,000	2,047,000	—	—
Total assets acquired	31,356,000	20,337,000	16,750,000	10,422,000
Below-market leases	646,000	—	—	227,000
Total liabilities assumed	646,000	—	—	227,000
Net assets acquired	$30,710,000	$20,337,000	$16,750,000	$10,195,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assuming the property acquisitions in 2016 discussed above had occurred on January 23, 2015 (Date of Inception), for the year ended December 31, 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015, unaudited pro forma revenue, net income (loss), net income (loss) attributable to controlling interest and net income (loss) per Class T and Class I common share attributable to controlling interest — basic and diluted would have been as follows:

	Year Ended	Period from January 23, 2015 (Date of Inception) through
	December 31, 2016	December 31, 2015
Revenue	$14,654,000	$13,726,000
Net income (loss)	$2,077,000	$(1,179,000)
Net income (loss) attributable to controlling interest	$2,077,000	$(1,179,000)
Net income (loss) per Class T and Class I common share attributable to controlling interest — basic and diluted	$0.12	$(0.08)
The unaudited pro forma adjustments assume that the offering proceeds, at a price of $10.00 per share, net of offering costs, were raised as of January 23, 2015 (Date of Inception). In addition, acquisition related expenses associated with the acquisitions have been excluded from the pro forma results in 2016 and included in the 2015 pro forma results. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
17. Segment Reporting
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. As of December 31, 2016, we evaluated our business and made resource allocations based on two reportable business segments — medical office buildings and senior housing. Our medical office buildings are typically leased to multiple tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). Our senior housing facilities are primarily single-tenant properties for which we lease the facilities to unaffiliated tenants under “triple-net” and generally “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant.
We evaluate performance based upon segment net operating income. We define segment net operating income as total revenues, less rental expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses and interest expense for each segment. We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment net operating income serves as an appropriate supplemental performance measure to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis.
Interest expense, depreciation and amortization and other expenses not attributable to individual properties are not allocated to individual segments for purposes of assessing segment performance.
Non-segment assets primarily consist of corporate assets including cash and cash equivalents, other receivables, real estate deposits and other assets not attributable to individual properties.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We had no operations during the period from January 23, 2015 (Date of Inception) through December 31, 2015. Summary information for the reportable segments during the year ended December 31, 2016 was as follows:

	Medical Office Buildings	Senior Housing	Year Ended December 31, 2016
Revenue:
Real estate revenue	$3,029,000	$127,000	$3,156,000
Expenses:
Rental expenses	887,000	11,000	898,000
Segment net operating income	$2,142,000	$116,000	$2,258,000
Expenses:
General and administrative			$1,221,000
Acquisition related expenses			4,745,000
Depreciation and amortization			1,252,000
Loss from operations			(4,960,000)
Interest expense (including amortization of deferred financing costs and debt premium)			(514,000)
Net loss			$(5,474,000)
Assets by reportable segment as of December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
Medical office buildings	$123,223,000	$—
Senior housing	16,758,000	—
Other	2,777,000	202,000
Total assets	$142,758,000	$202,000
18. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, accounts and other receivables and real estate deposits. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of December 31, 2016, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. In general, we perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of December 31, 2016, four states in the United States accounted for 10.0% or more of our annualized base rent of our total property portfolio. Our properties located in Alabama, Virginia, North Carolina and Louisiana accounted for approximately 36.0%, 16.8%, 13.1% and 10.2%, respectively, of the annualized base rent of our total property portfolio. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2016, we had three tenants that accounted for 10.0% or more of our annualized base rent, as follows:

Tenant	Annualized Base Rent(1)	Percentage of Annualized Base Rent	Acquisition	Reportable Segment	GLA (Sq Ft)	Lease Expiration Date
Cullman Regional Center Inc.	$1,453,000	13.1%	Cullman MOB III and Iron MOB Portfolio	Medical Office	95,000	Multiple
Martha Jefferson Hospital	$1,268,000	11.5%	Charlottesville MOB	Medical Office	51,000	06/30/22
Colonial Oaks Master Tenant	$1,131,000	10.2%	Lafayette Assisted Living Portfolio	Senior Housing	80,000	11/30/31
___________

(1)
Annualized base rent is based on contractual base rent from the leases in effect as of December 31, 2016. The loss of any of these tenants or their inability to pay rent could have a material adverse effect on our business and results of operations.

For the period from January 23, 2015 (Date of Inception) through December 31, 2015, we did not own any properties.
19. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $5,000 for the year ended December 31, 2016. For the period from January 23, 2015 (Date of Inception) through December 31, 2015, we did not allocate any distributions to participating securities. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock. As of December 31, 2016 and 2015, there were 12,000 and 0 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of December 31, 2016, there were 208 units of redeemable limited partnership units of our operating partnership outstanding, but such units were excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. Selected Quarterly Financial Data (Unaudited)
Set forth below is the unaudited selected quarterly financial data. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the unaudited selected quarterly financial data when read in conjunction with our consolidated financial statements.

	Quarters Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Revenues	$2,818,000	$312,000	$26,000	$—
Expenses	(4,979,000)	(2,348,000)	(639,000)	(150,000)
Loss from operations	(2,161,000)	(2,036,000)	(613,000)	(150,000)
Other expense	(458,000)	(56,000)	—	—
Net loss	(2,619,000)	(2,092,000)	(613,000)	(150,000)
Less: net loss attributable to redeemable noncontrolling interest	—	—	—	—
Net loss attributable to controlling interest	$(2,619,000)	$(2,092,000)	$(613,000)	$(150,000)
Net loss per Class T and Class I common share attributable to controlling interest — basic and diluted	$(0.31)	$(0.62)	$(0.96)	$(7.20)
Weighted average number of Class T and Class I common shares outstanding — basic and diluted	8,450,304	3,357,979	635,808	20,833
We had no results of operations for the period from January 23, 2015 (Date of Inception) through December 31, 2015.
21. Subsequent Events
Amendment to Dealer Manager Agreement and Change to Class I Common Stock Offering Price
On February 13, 2017, our board of directors approved, and we entered into, an amendment to our Dealer Manager Agreement, or Amendment No. 2 to our Dealer Manager Agreement, to reduce the dealer manager fee payable for the sale of Class I shares offered pursuant to our primary offering, effective as of March 1, 2017. Prior to March 1, 2017, our dealer manager generally received a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of Class I shares of our common stock sold pursuant to the primary offering, of which 1.0% of the gross offering proceeds is funded by us and the remaining 2.0% of the gross offering proceeds is funded by our advisor. Effective March 1, 2017, pursuant to Amendment No. 2 to our Dealer Manager Agreement, our dealer manager will generally receive a dealer manager fee of up to 1.5% of the gross offering proceeds from the sale of Class I shares sold pursuant to our primary offering, all of which will be funded by our advisor.
As a result of this reduction in the dealer manager fee, effective as of March 1, 2017, the shares of our Class I common stock in our primary offering are being offered at a price of $9.21 per share, as compared to a price of $9.30 per share prior to March 1, 2017.
Status of Our Offering
As of February 24, 2017, we had received and accepted subscriptions in our offering for 14,984,486 aggregate shares of our Class T and Class I common stock, or $149,093,000, excluding subscriptions from residents of Pennsylvania (who we were not able to admit as stockholders until February 27, 2017 when we had received and accepted subscriptions aggregating at least $150,000,000) and shares of our common stock issued pursuant to the DRIP.
On February 27, 2017, we satisfied the conditions of the $150,000,000 minimum offering amount required by the state of Pennsylvania in connection with our offering, and as of such date we were able to admit Pennsylvania subscribers as stockholders.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION
December 31, 2016

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(d)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(c)	Accumulated Depreciation (e)(f)	Date of Construction	Date Acquired
Auburn MOB	Auburn, CA	$—	$406,000	$4,600,000	$23,000	$406,000	$4,623,000	$5,029,000	$(82,000)	1997	06/28/16
Pottsville MOB	Pottsville, PA	—	1,493,000	7,050,000	—	1,493,000	7,050,000	8,543,000	(71,000)	2012	09/16/16
Charlottesville MOB	Charlottesville, VA	—	4,768,000	13,330,000	—	4,768,000	13,330,000	18,098,000	(122,000)	2001	09/22/16
Rochester Hills MOB	Rochester Hills, MI	3,908,000	1,727,000	5,763,000	—	1,727,000	5,763,000	7,490,000	(60,000)	1990	09/29/16
Cullman MOB III	Cullman, AL	—	—	13,989,000	—	—	13,989,000	13,989,000	(103,000)	2010	09/30/16
Iron MOB Portfolio	Cullman, AL	—	—	10,237,000	—	—	10,237,000	10,237,000	(105,000)	1994	10/13/16
	Cullman, AL	—	—	6,906,000	—	—	6,906,000	6,906,000	(70,000)	1998	10/13/16
	Sylacauga, AL	—	—	7,907,000	—	—	7,907,000	7,907,000	(56,000)	1997	10/13/16
Mint Hill MOB	Mint Hill, NC	—	—	16,585,000	—	—	16,585,000	16,585,000	(93,000)	2007	11/14/16
Lafayette Assisted Living Portfolio	Lafayette, LA	—	1,328,000	8,225,000	—	1,328,000	8,225,000	9,553,000	(19,000)	1996	12/01/16
	Lafayette, LA	—	980,000	4,244,000	—	980,000	4,244,000	5,224,000	(12,000)	2014	12/01/16
Evendale MOB	Evendale, OH	—	1,620,000	7,583,000	—	1,620,000	7,583,000	9,203,000	(29,000)	1988	12/13/16
		$3,908,000	$12,322,000	$106,419,000	$23,000	$12,322,000	$106,442,000	$118,764,000	$(822,000)
 ________________

(a)	We own 100% of our properties as of December 31, 2016.

(b)	The cost capitalized subsequent to acquisition is shown net of dispositions.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2016

(c)	The changes in total real estate for the year ended December 31, 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015 are as follows:

Amount
Balance — January 23, 2015 (Date of Inception)	$—
Acquisitions	—
Additions	—
Dispositions	—
Balance — December 31, 2015	$—
Acquisitions	$118,741,000
Additions	23,000
Dispositions	—
Balance — December 31, 2016	$118,764,000

(d)	As of December 31, 2016, for federal income tax purposes, the aggregate cost of our properties is $142,115,000.

(e)	The changes in accumulated depreciation for the year ended December 31, 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015 are as follows:

Amount
Balance — January 23, 2015 (Date of Inception)	$—
Additions	—
Dispositions	—
Balance — December 31, 2015	$—
Additions	$822,000
Dispositions	—
Balance — December 31, 2016	$822,000

(f)
The cost of buildings and capital improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and capital improvements, up to 39 years, and the cost for tenant improvements is depreciated over the shorter of the lease term or useful life, up to 15 years. Furniture, fixtures and equipment is depreciated over the estimated useful life, up to 10 years.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Griffin-American Healthcare REIT IV, Inc. (Registrant)

By	/s/ JEFFREY T. HANSON	Chief Executive Officer and Chairman of the Board of Directors
Jeffrey T. Hanson

Date: March 1, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ JEFFREY T. HANSON	Chief Executive Officer and Chairman of the Board of Directors
	Jeffrey T. Hanson	(Principal Executive Officer)

Date: March 1, 2017

By	/s/ BRIAN S. PEAY	Chief Financial Officer
	Brian S. Peay	(Principal Financial Officer and Principal Accounting Officer)

Date: March 1, 2017

By	/s/ RONALD J. LIEBERMAN	Director
Ronald J. Lieberman

Date: March 1, 2017

By	/s/ BRIAN J. FLORNES	Independent Director
Brian J. Flornes

Date: March 1, 2017

By	/s/ DIANNE HURLEY	Independent Director
Dianne Hurley

Date: March 1, 2017

By	/s/ WILBUR H. SMITH III	Independent Director
Wilbur H. Smith III

Date: March 1, 2017

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the period ended December 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Third Articles of Amendment and Restatement of Griffin-American Healthcare REIT IV, Inc., dated December 28, 2015 (included as Exhibit 3.1 to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-205960) filed January 5, 2016 and incorporated herein by reference)

3.2
Articles Supplementary of Griffin-American Healthcare REIT IV, Inc. filed May 25, 2016 (included as Exhibit 3.1 to our Current Report on Form 8-K filed May 26, 2016 and incorporated herein by reference)

3.3
Second Amended and Restated Bylaws of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 3.2 to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-205960) filed January 5, 2016 and incorporated herein by reference)

4.1
Form of Subscription Agreement of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.1 to Post-effective Amendment No. 5 to our Registration Statement on Form S-11 (File No. 333-205960) filed November 29, 2016 and incorporated herein by reference)

4.2
Amended and Restated Distribution Reinvestment Plan of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.2 to Post-effective Amendment No. 5 to our Registration Statement on Form S-11 (File No. 333-205960) filed November 29, 2016 and incorporated herein by reference)

4.3
Share Repurchase Plan of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.3 to Post-effective Amendment No. 5 to our Registration Statement on Form S-11 (File No. 333-205960) filed November 29, 2016 and incorporated herein by reference)

4.4
Escrow Agreement by and among Griffin-American Healthcare REIT IV, Inc., Griffin Capital Securities, LLC and UMB Bank, N.A., dated February 16, 2016 (included as Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed March 7, 2016 and incorporated herein by reference)

10.1
Amended and Restated Agreement of Limited Partnership of Griffin-American Healthcare REIT IV Holdings, LP, dated February 16, 2016 (included as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed March 7, 2016 and incorporated herein by reference)

10.2
Amendment No. 1 to Amended and Restated Limited Partnership Agreement of Griffin-American Healthcare REIT IV Holdings, LP, dated June 17, 2016 (included as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed August 10, 2016 and incorporated herein by reference)

10.3
Dealer Manager Agreement by and among Griffin-American Healthcare REIT IV, Inc., Griffin Capital Securities, LLC and Griffin-American Healthcare REIT IV Advisor, LLC, dated February 16, 2016 (included as Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed March 7, 2016 and incorporated herein by reference)

10.4
Advisory Agreement by and among Griffin-American Healthcare REIT IV, Inc., Griffin-American Healthcare REIT IV Holdings, LP and Griffin-American Healthcare REIT IV Advisor, LLC, dated February 16, 2016 (included as Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed March 7, 2016 and incorporated herein by reference)

10.5
Form of Indemnification Agreement between Griffin-American Healthcare REIT IV, Inc. and Indemnitee made effective as of February 10, 2015 (included as Exhibit 10.3 to our Registration Statement on Form S-11 (File No. 333-205960) filed July 30, 2015 and incorporated herein by reference)

10.6
Griffin-American Healthcare REIT IV, Inc. 2015 Incentive Plan (including the 2015 Independent Directors Compensation Sub-Plan) (included as Exhibit 10.4 to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-205960) filed January 5, 2016 and incorporated herein by reference)

10.7
Real Estate Purchase Agreement and Escrow Instructions by and between Kargan Holdings, LLC, American Healthcare Investors, LLC, Commonwealth Land Title Company and, solely as to Section 9.20, Jonathan S. Collins, dated May 24, 2016 (included as Exhibit 10.1 to our Current Report on Form 8-K filed May 26, 2016 and incorporated herein by reference)

10.8
Assignment and Assumption of Real Estate Purchase Agreement and Escrow Instructions by and between American Healthcare Investors, LLC and GAHC4 Auburn CA MOB, LLC, dated May 24, 2016 (included as Exhibit 10.2 to our Current Report on Form 8-K filed May 26, 2016 and incorporated herein by reference)

10.9
Amendment No. 1 to Dealer Manager Agreement by and among Griffin-American Healthcare REIT IV, Inc., Griffin Capital Securities, LLC and Griffin-American Healthcare REIT IV Advisor, LLC, dated June 17, 2016 (included as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed August 10, 2016 and incorporated herein by reference)

10.10
Real Estate Purchase Agreement and Escrow Instructions by and between 6700 N. Rochester, LLC, GAHC4 Rochester Hills MI MOB, LLC and Chicago Title Insurance Company, dated June 20, 2016 (included as Exhibit 10.1 to our Current Report on Form 8-K filed June 23, 2016 and incorporated herein by reference)

10.11
First Amendment to Real Estate Purchase Agreement and Escrow Instructions by and between 6700 N. Rochester, LLC, GAHC4 Rochester Hills MI MOB, LLC and Chicago Title Insurance Company, dated July 19, 2016 (included as Exhibit 10.1 to our Current Report on Form 8-K filed July 22, 2016 and incorporated herein by reference)

10.12
Real Estate Purchase Agreement and Escrow Instructions by and between Norwegian Real Estate Limited Partnership, Norwegian General[,] Inc., GAHC4 Pottsville PA MOB, LLC and First American Title Insurance Company, dated July 21, 2016 (included as Exhibit 10.2 to our Current Report on Form 8-K filed July 22, 2016 and incorporated herein by reference)

10.13
Agreement of Sale by and between PJP Building Five, L.C., GAHC4 Charlottesville VA MOB, LLC and Chicago Title Insurance Company, dated July 25, 2016 (included as Exhibit 10.1 to our Current Report on Form 8-K filed July 27, 2016 and incorporated herein by reference)

10.14
Second Amendment to Real Estate Purchase Agreement and Escrow Instructions by and between 6700 N. Rochester, LLC, GAHC4 Rochester Hills MI MOB, LLC and Chicago Title Insurance Company, dated August 1, 2016 (included as Exhibit 10.1 to our Current Report on Form 8-K filed August 3, 2016 and incorporated herein by reference)

10.15
Purchase and Sale Agreement and Joint Escrow Instructions by and between GAHC4 Iron MOB Portfolio, LLC, Cullman POB Partners I, LLC, Cullman POB II, LLC, HCP Coosa MOB, LLC and Chicago Title Insurance Company, dated August 11, 2016 (included as Exhibit 10.1 to our Current Report on Form 8-K filed August 17, 2016 and incorporated herein by reference)

10.16
Purchase and Sale Agreement and Escrow Instructions by and between Cullman POB III LLC, GAHC4 Cullman AL MOB III, LLC and Chicago Title Insurance Company, dated August 11, 2016 (included as Exhibit 10.2 to our Current Report on Form 8-K filed August 17, 2016 and incorporated herein by reference)

10.17
Third Amendment to Real Estate Purchase Agreement and Escrow Instructions by and between 6700 N. Rochester, LLC, GAHC4 Rochester Hills MI MOB, LLC and Chicago Title Insurance Company, dated August 11, 2016 (included as Exhibit 10.3 to our Current Report on Form 8-K filed August 17, 2016 and incorporated herein by reference)

10.18
First Amendment to Agreement of Sale dated August 25, 2016, between PJP Building Five, L.C., GAHC4 Charlottesville VA MOB, LLC and, solely with respect to the newly added Section 5.1.19, Worrell Land and Development Company, L.C. (included as Exhibit 10.1 to our Current Report on Form 8-K filed August 26, 2016 and incorporated herein by reference)

10.19
Credit Agreement dated as of August 25, 2016, among Griffin-American Healthcare REIT IV Holdings, LP, Griffin-American Healthcare REIT IV, Inc. and certain subsidiaries, certain lender parties, Bank of America, N.A., KeyBank, National Association, Merrill Lynch, Pierce, Fenner & Smith Incorporated and KeyBanc Capital Markets (included as Exhibit 10.2 to our Current Report on Form 8-K filed August 26, 2016 and incorporated herein by reference)

10.20
Revolving Note dated August 25, 2016, by Griffin-American Healthcare REIT IV Holdings, LP in favor of Bank of America, N.A. (included as Exhibit 10.3 to our Current Report on Form 8-K filed August 26, 2016 and incorporated herein by reference)

10.21
Revolving Note dated August 25, 2016, by Griffin-American Healthcare REIT IV Holdings, LP in favor of KeyBank, National Association (included as Exhibit 10.4 to our Current Report on Form 8-K filed August 26, 2016 and incorporated herein by reference)

10.22
Pledge Agreement dated August 25, 2016, between Griffin-American Healthcare REIT IV Holdings, LP and Bank of America, N.A. (included as Exhibit 10.5 to our Current Report on Form 8-K filed August 26, 2016 and incorporated herein by reference)

10.23
Fourth Amendment to Real Estate Purchase Agreement and Escrow Instructions by and between 6700 N. Rochester, LLC, GAHC4 Rochester Hills MI MOB, LLC and Chicago Title Insurance Company, dated September 6, 2016 (included as Exhibit 10.1 to our Current Report on Form 8-K filed September 9, 2016 and incorporated herein by reference)

10.24
First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and between GAHC4 Iron MOB Portfolio, LLC, Cullman POB Partners I, LLC, Cullman POB II, LLC, HCP Coosa MOB, LLC and Chicago Title Insurance Company, dated September 12, 2016 (included as Exhibit 10.1 to our Current Report on Form 8-K filed September 15, 2016 and incorporated herein by reference)

10.25
Real Estate Purchase Agreement and Escrow Instructions by and between HSRE-Mint Hill, LLC, GAHC4 Mint Hill NC MOB, LLC and Chicago Title Insurance Company, dated September 30, 2016 (included as Exhibit 10.1 to our Current Report on Form 8-K filed October 6, 2016 and incorporated herein by reference)

10.26
Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and among GAHC4 Cullman AL MOB I, LLC, GAHC4 Cullman AL MOB II, LLC, GAHC4 Sylacauga AL MOB, LLC, Cullman POB Partners I, LLC, Cullman POB II, LLC, HCP Coosa MOB, LLC and Chicago Title Insurance Company, dated October 12, 2016 (included as Exhibit 10.1 to our Current Report on Form 8-K filed October 18, 2016 and incorporated herein by reference)

10.27
Assignment of Asset Purchase Agreement by and between Seniors Investments II, LLC, GAHC4 Lafayette LA MC, LLC and Colonial Oaks Memory Care Lafayette, LLC dated November 11, 2016 (included as Exhibit 10.1 to our Current Report on Form 8-K filed November 17, 2016 and incorporated herein by reference)

10.28
Assignment of Asset Purchase Agreement by and between Seniors Investments II, LLC, GAHC4 Lafayette LA ALF, LLC and Colonial Oaks Assisted Living Lafayette, LLC, dated November 11, 2016 (included as Exhibit 10.2 to our Current Report on Form 8-K filed November 17, 2016 and incorporated herein by reference)

10.29
Asset Purchase Agreement by and between Cedar Crest, LLC and Seniors Investments II, LLC, dated March 31, 2016 (included as Exhibit 10.3 to our Current Report on Form 8-K filed November 17, 2016 and incorporated herein by reference)

10.30
Asset Purchase Agreement by and between Hannie Development, Inc. and Seniors Investments II, LLC, dated March 31, 2016 (included as Exhibit 10.4 to our Current Report on Form 8-K filed November 17, 2016 and incorporated herein by reference)

10.31
First Amendment to Asset Purchase Agreement by and between Cedar Crest, LLC and Seniors Investments II, LLC, dated June 15, 2016 (included as Exhibit 10.5 to our Current Report on Form 8-K filed November 17, 2016 and incorporated herein by reference)

10.32
First Amendment to Asset Purchase Agreement by and between Hannie Development, Inc. and Seniors Investments II, LLC, dated June 15, 2016 (included as Exhibit 10.6 to our Current Report on Form 8-K filed November 17, 2016 and incorporated herein by reference)

10.33
Second Amendment to Asset Purchase Agreement by and between Cedar Crest, LLC and Seniors Investments II, LLC, dated June 24, 2016 (included as Exhibit 10.7 to our Current Report on Form 8-K filed November 17, 2016 and incorporated herein by reference)

10.34
Second Amendment to Asset Purchase Agreement by and between Hannie Development, Inc. and Seniors Investments II, LLC, dated June 24, 2016 (included as Exhibit 10.8 to our Current Report on Form 8-K filed November 17, 2016 and incorporated herein by reference)

10.35
Third Amendment to and Reinstatement of Asset Purchase Agreement by and between Cedar Crest, LLC and Seniors Investments II, LLC, dated August 4, 2016 (included as Exhibit 10.9 to our Current Report on Form 8-K filed November 17, 2016 and incorporated herein by reference)

10.36
Third Amendment to and Reinstatement of Asset Purchase Agreement by and between Hannie Development, Inc. and Seniors Investments II, LLC, dated August 4, 2016 (included as Exhibit 10.10 to our Current Report on Form 8-K filed November 17, 2016 and incorporated herein by reference)

10.37
Fourth Amendment to Asset Purchase Agreement by and between Cedar Crest, LLC and Seniors Investments II, LLC, dated October 17, 2016 (included as Exhibit 10.11 to our Current Report on Form
8-K filed November 17, 2016 and incorporated herein by reference)

10.38
Fourth Amendment to Asset Purchase Agreement by and between Hannie Development, Inc. and Seniors Investments II, LLC, dated October 17, 2016 (included as Exhibit 10.12 to our Current Report on Form
8-K filed November 17, 2016 and incorporated herein by reference)

10.39
Fifth Amendment to Asset Purchase Agreements by and among Hannie Development, Inc., Cedar Crest, LLC and Seniors Investments II, LLC, dated November 11, 2016 (included as Exhibit 10.13 to our Current Report on Form 8-K filed November 17, 2016 and incorporated herein by reference)

10.40
Closing Agreement by and between GAHC4 Lafayette LA ALF, LLC, GAHC4 Lafayette LA MC, LLC, Colonial Oaks Master Tenant, LLC, Colonial Oaks Assisted Living Lafayette, LLC and Colonial Oaks Memory Care Lafayette, LLC, dated November 11, 2016 (included as Exhibit 10.14 to our Current Report on Form 8-K filed November 17, 2016 and incorporated herein by reference)

10.41
Sixth Amendment to Asset Purchase Agreements by and among Hannie Development, Inc., Cedar Crest, LLC, GAHC4 Lafayette LA ALF, LLC, GAHC4 Lafayette LA MC, LLC, Colonial Oaks Assisted Living Lafayette, LLC and Colonial Oaks Memory Care Lafayette, LLC, dated November 30, 2016 (included as Exhibit 10.1 to our Current Report on Form 8-K filed December 6, 2016 and incorporated herein by reference)

21.1*	Subsidiaries of Griffin-American Healthcare REIT IV, Inc.

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_________

*	Filed herewith.
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