Form 10-Q
period 2017-03-31
Griffin-American Healthcare REIT IV, Inc.
filed 2017-05-10
CIK 1632970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 000-55775

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of May 5, 2017, there were 21,733,012 shares of Class T common stock and 1,156,002 shares of Class I common stock of Griffin-American Healthcare REIT IV, Inc. outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2017 and December 31, 2016
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Real estate investments, net	$188,906,000	$117,942,000
Cash and cash equivalents	2,059,000	2,237,000
Accounts and other receivables, net	741,000	1,299,000
Real estate deposits	1,000,000	200,000
Identified intangible assets, net	23,160,000	19,673,000
Other assets, net	2,118,000	1,407,000
Total assets	$217,984,000	$142,758,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loan payable, net	$3,901,000	$3,965,000
Line of Credit(1)	35,600,000	33,900,000
Accounts payable and accrued liabilities(1)	9,490,000	5,426,000
Accounts payable due to affiliates(1)	7,620,000	5,531,000
Identified intangible liabilities, net	1,476,000	1,063,000
Security deposits and prepaid rent(1)	812,000	616,000
Total liabilities	58,899,000	50,501,000

Commitments and contingencies (Note 9)

Redeemable noncontrolling interest (Note 10)	2,000	2,000

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Class T common stock, $0.01 par value per share; 900,000,000 shares authorized; 18,107,226 and 11,000,433 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	181,000	110,000
Class I common stock, $0.01 par value per share; 100,000,000 shares authorized; 992,688 and 377,006 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	10,000	4,000
Additional paid-in capital	168,499,000	99,492,000
Accumulated deficit	(9,607,000)	(7,351,000)
Total stockholders’ equity	159,083,000	92,255,000
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$217,984,000	$142,758,000
___________

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
As of March 31, 2017 and December 31, 2016
(Unaudited)

(1)
Such liabilities of Griffin-American Healthcare REIT IV, Inc. as of March 31, 2017 and December 31, 2016 represented liabilities of Griffin-American Healthcare REIT IV Holdings, LP, a variable interest entity and consolidated subsidiary of Griffin-American Healthcare REIT IV, Inc. The creditors of Griffin-American Healthcare REIT IV Holdings, LP do not have recourse against Griffin-American Healthcare REIT IV, Inc., except for the Line of Credit, as defined in Note 7, held by Griffin-American Healthcare REIT IV Holdings, LP in the amount of $35,600,000 and $33,900,000 as of March 31, 2017 and December 31, 2016, respectively, which is guaranteed by Griffin-American Healthcare REIT IV, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
Real estate revenue	$4,052,000	$—
Expenses:
Rental expenses	1,187,000	—
General and administrative	748,000	150,000
Acquisition related expenses	73,000	—
Depreciation and amortization	1,711,000	—
Total expenses	3,719,000	150,000
Income (loss) from operations	333,000	(150,000)
Interest expense (including amortization of deferred financing costs and debt premium)	(418,000)	—
Net loss	(85,000)	(150,000)
Less: net loss attributable to redeemable noncontrolling interest	—	—
Net loss attributable to controlling interest	$(85,000)	$(150,000)
Net loss per Class T and Class I common share attributable to controlling interest — basic and diluted	$(0.01)	$(7.20)
Weighted average number of Class T and Class I common shares outstanding — basic and diluted	14,655,107	20,833
Distributions declared per Class T and Class I common share	$0.15	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE — December 31, 2016	11,377,439	$114,000	$99,492,000	$(7,351,000)	$92,255,000
Issuance of common stock	7,609,328	76,000	75,539,000	—	75,615,000
Offering costs — common stock	—	—	(7,608,000)	—	(7,608,000)
Issuance of common stock under the DRIP	113,147	1,000	1,062,000	—	1,063,000
Amortization of nonvested common stock compensation	—	—	14,000	—	14,000
Distributions declared	—	—	—	(2,171,000)	(2,171,000)
Net loss	—	—	—	(85,000)	(85,000)
BALANCE — March 31, 2017	19,099,914	$191,000	$168,499,000	$(9,607,000)	$159,083,000

	Stockholder’s Equity
	Class T Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Equity	Noncontrolling Interest	Total Equity
BALANCE — December 31, 2015	20,833	$—	$200,000	$—	$200,000	$2,000	$202,000
Amortization of restricted common stock compensation	—	—	32,000	—	32,000	—	32,000
Reclassification of noncontrolling interest to mezzanine equity	—	—	—	—	—	(2,000)	(2,000)
Net loss	—	—	—	(150,000)	(150,000)	—	(150,000)
BALANCE — March 31, 2016	20,833	$—	$232,000	$(150,000)	$82,000	$—	$82,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(85,000)	$(150,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,711,000	—
Other amortization (including deferred financing costs, above/below-market leases, leasehold interests, above-market leasehold interests and debt premium)	77,000	—
Deferred rent	(273,000)	—
Stock based compensation	14,000	32,000
Share discounts	3,000	—
Bad debt expense	14,000	—
Changes in operating assets and liabilities:
Accounts and other receivables	50,000	—
Other assets	(422,000)	(226,000)
Accounts payable and accrued liabilities	429,000	37,000
Accounts payable due to affiliates	37,000	307,000
Prepaid rent	(165,000)	—
Net cash provided by operating activities	1,390,000	—
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate investments	(74,714,000)	—
Capital expenditures	(39,000)	—
Real estate deposits	(800,000)	—
Net cash used in investing activities	(75,553,000)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on mortgage loan payable	(62,000)	—
Borrowings under the Line of Credit	60,000,000	—
Payments on the Line of Credit	(58,300,000)	—
Proceeds from issuance of common stock	76,125,000	—
Deferred financing costs	(14,000)	—
Payment of offering costs	(3,009,000)	—
Distributions paid	(755,000)	—
Net cash provided by financing activities	73,985,000	—
NET CHANGE IN CASH AND CASH EQUIVALENTS	(178,000)	—
CASH AND CASH EQUIVALENTS — Beginning of period	2,237,000	202,000
CASH AND CASH EQUIVALENTS — End of period	$2,059,000	$202,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$356,000	$—
Income taxes	$2,000	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Investing Activities:
Accrued capital expenditures	$669,000	$—
The following represents the increase in certain assets and liabilities in connection with our acquisitions of real estate investments:
Other assets	$103,000	$—
Accounts payable and accrued liabilities	$125,000	$—

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Security deposits and prepaid rent	$360,000	$—
Financing Activities:
Issuance of common stock under the DRIP	$1,063,000	$—
Distributions declared but not paid	$885,000	$—
Accrued Contingent Advisor Payment	$7,456,000	$—
Accrued stockholder servicing fee	$6,540,000	$—
Reclassification of noncontrolling interest to mezzanine equity	$—	$2,000
Receivable from transfer agent	$521,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended March 31, 2017 and 2016
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT IV, Inc. and its subsidiaries, including Griffin-American Healthcare REIT IV Holdings, LP, except where the context otherwise requires.
1. Organization and Description of Business
Griffin-American Healthcare REIT IV, Inc., a Maryland corporation, was incorporated on January 23, 2015 and therefore we consider that our date of inception. We were initially capitalized on February 6, 2015. We invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We may also originate and acquire secured loans and real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income. We believe we currently qualify, and intend to elect to be treated, as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes beginning with our taxable year ended December 31, 2016, and we intend to continue to be taxed as a REIT.
On February 16, 2016, we commenced our initial public offering, or our offering, in which we were offering to the public up to $3,150,000,000 in shares of our Class T common stock, consisting of up to $3,000,000,000 in shares of our Class T common stock at a price of $10.00 per share in our primary offering and up to $150,000,000 in shares of our Class T common stock for $9.50 per share pursuant to our distribution reinvestment plan, as amended, or the DRIP. Effective June 17, 2016, we reallocated certain of the unsold shares of Class T common stock being offered and began offering shares of Class I common stock, such that we are currently offering up to approximately $2,800,000,000 in shares of Class T common stock and $200,000,000 in shares of Class I common stock in our primary offering, and up to an aggregate of $150,000,000 in shares of our Class T and Class I common stock pursuant to the DRIP, aggregating up to $3,150,000,000. The shares of our Class T common stock in our primary offering are being offered at a price of $10.00 per share. The shares of our Class I common stock in our primary offering were being offered at a price of $9.30 per share prior to March 1, 2017, and are being offered at a price of $9.21 per share for all shares offered effective March 1, 2017. The shares of our Class T and Class I common stock issued pursuant to the DRIP were sold at a price of $9.50 per share prior to January 1, 2017, and are sold at a price of $9.40 per share for all shares issued pursuant to the DRIP effective January 1, 2017. After our board of directors determines an estimated net asset value, or NAV, per share of our common stock, share prices are expected to be adjusted to reflect the estimated NAV per share and, in the case of shares offered pursuant to our primary offering, up-front selling commissions and dealer manager fees other than those funded by Griffin-American Healthcare REIT IV Advisor, LLC, or Griffin-American Healthcare REIT IV Advisor, or our advisor. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and the DRIP, and among classes of stock. As of March 31, 2017, we had received and accepted subscriptions in our offering for 18,867,217 aggregate shares of our Class T and Class I common stock, or approximately $187,691,000, excluding shares of our common stock issued pursuant to the DRIP.
We conduct substantially all of our operations through Griffin-American Healthcare REIT IV Holdings, LP, or our operating partnership. We are externally advised by our advisor pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 16, 2016 and had a one-year term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was renewed pursuant to the mutual consent of the parties on February 13, 2017 and expires on February 16, 2018. Our advisor uses its best efforts, subject to the oversight and review of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Company, LLC, or Griffin Capital (formerly known as Griffin Capital Corporation), or collectively, our co-sponsors. Effective March 1, 2015, American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony NorthStar, Inc. (NYSE: CLNS), or Colony NorthStar (formerly known as NorthStar Asset Management Group Inc. prior to its merger with Colony Capital, Inc. and NorthStar Realty Finance Corp. on January 10, 2017), and 7.8% owned by James F. Flaherty III, one of Colony NorthStar’s partners. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or our dealer manager, Colony NorthStar or Mr. Flaherty; however, we are affiliated with Griffin-American Healthcare REIT IV Advisor, American Healthcare Investors and AHI Group Holdings.
We currently operate through two reportable business segments — medical office buildings and senior housing. As of March 31, 2017, we had completed 11 property acquisitions comprising 14 buildings, or approximately 860,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $212,370,000.

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
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of March 31, 2017 and December 31, 2016, we owned greater than a 99.99% general partnership interest therein. Our advisor is a limited partner, and as of March 31, 2017 and December 31, 2016, owned less than a 0.01% noncontrolling limited partnership interest in our operating partnership.
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
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the United States Securities and Exchange Commission, or SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable.
In preparing our accompanying condensed consolidated financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2016 Annual Report on Form 10-K, as filed with the SEC on March 1, 2017.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Allowance for Uncollectible Accounts
Tenant receivables and unbilled deferred rent receivables are carried net of an allowance for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight line recognition of rents. Such allowances are charged to bad debt expense, which is included in general and administrative in our accompanying condensed consolidated statements of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees, current economic conditions and other relevant factors. As of March 31, 2017 and December 31, 2016, we had $14,000 and $0, respectively, in allowance for uncollectible accounts, which was determined necessary to reduce receivables to our estimate of the amount recoverable. As of March 31, 2017 and December 31, 2016, we did not have any allowance for uncollectible accounts for deferred rent receivables and for the three months ended March 31, 2017 and 2016, we did not write-off any of our receivables or deferred rent receivables directly to bad debt expense.
Property Acquisitions
In accordance with ASC Topic 805, Business Combinations, and Accounting Standards Update, or ASU, 2017-01, Clarifying the Definition of a Business, or ASU 2017-01, we determine whether a transaction is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the assets acquired are not a business, we account for the transaction as an asset acquisition. Under both methods, we recognize the identifiable assets acquired and liabilities assumed. We immediately expense acquisition related expenses associated with a business combination and capitalize acquisition related expenses directly associated with an asset acquisition. As a result of our early adoption of ASU 2017-01 on January 1, 2017, we accounted for the two property acquisitions we completed for the three months ended March 31, 2017 as asset acquisitions rather than business combinations. We did not complete any property acquisitions for the three months ended March 31, 2016.
Recently Issued Accounting Pronouncements
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01, which amends the classification and measurement of financial instruments. ASU 2016-01 revises the accounting related to: (i) the classification and measurement of investments in equity securities; and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, with respect to only certain of the amendments in ASU 2016-01, for financial statements that have not yet been made available for issuance. ASU 2016-01 requires the application of the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with certain exceptions. We do not expect the adoption of ASU 2016-01 on January 1, 2018 to have a material impact on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which introduces a new approach to estimate credit losses on certain types of financial instruments based on expected losses. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted after December 15, 2018. We do not expect the adoption of ASU 2016-13 on January 1, 2020 to have a material impact on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, or ASU 2016-15, which intends to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2016-15 on January 1, 2018 to have a material impact on our consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, or ASU 2016-16, which removes the prohibition in ASC 740, Income Taxes, against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2016-16 on January 1, 2018 to have a material impact on our consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, or ASU 2017-04, which eliminates Step 2 from the goodwill impairment test and allows an entity to perform its goodwill impairment test by comparing the fair value of a reporting segment with its carrying amount. ASU 2017-04 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. We early adopted ASU 2017-04 on January 1, 2017, which did not have an impact on our consolidated financial statements.
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Building and improvements	$177,586,000	$106,442,000
Land	13,282,000	12,322,000
	190,868,000	118,764,000
Less: accumulated depreciation	(1,962,000)	(822,000)
	$188,906,000	$117,942,000
Depreciation expense for the three months ended March 31, 2017 was $1,140,000. We did not incur any depreciation expense for the three months ended March 31, 2016. In addition to the acquisitions discussed below, for the three months ended March 31, 2017, we had capital expenditures of $708,000 on our medical office buildings and $0 on our senior housing facilities.
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors. For the three months ended March 31, 2017, such fees and expenses paid did not exceed 6.0% of the contract purchase price of our property acquisitions. We did not incur such fees and expenses for the three months ended March 31, 2016.
Acquisitions in 2017
For the three months ended March 31, 2017, using net proceeds from our offering and debt financing, we completed two property acquisitions comprising two buildings from unaffiliated third parties. The aggregate contract purchase price of these properties was $73,550,000 and we incurred $3,310,000 in total acquisition fees to our advisor in connection with these property acquisitions. The following is a summary of our property acquisitions for the three months ended March 31, 2017:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Line of Credit(2)	Total Acquisition Fee(3)
Battle Creek MOB	Battle Creek, MI	Medical Office	03/10/17	$7,300,000	$—	$328,000
Reno MOB	Reno, NV	Medical Office	03/13/17	66,250,000	60,000,000	2,982,000
Total				$73,550,000	$60,000,000	$3,310,000
___________

(1)	We own 100% of our properties acquired in 2017.

(2)	Represents a borrowing under the Line of Credit, as defined in Note 7, Line of Credit, at the time of acquisition.

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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We accounted for the two property acquisitions we completed for the three months ended March 31, 2017 as asset acquisitions. We incurred base acquisition fees and acquisition related expenses of $1,818,000, which were capitalized in accordance with our early adoption of ASU 2017-01. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed of our two property acquisitions in 2017:

2017 Acquisitions
Building and improvements	$70,436,000
Land	960,000
In-place leases	4,115,000
Total assets acquired	75,511,000
Below-market leases	85,000
Above-market leasehold interests	396,000
Total liabilities assumed	481,000
Net assets acquired	$75,030,000
4. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
In-place leases, net of accumulated amortization of $1,001,000 and $430,000 as of March 31, 2017 and December 31, 2016, respectively (with a weighted average remaining life of 7.5 years and 8.1 years as of March 31, 2017 and December 31, 2016, respectively)	$16,048,000	$12,504,000
Leasehold interests, net of accumulated amortization of $46,000 and $22,000 as of March 31, 2017 and December 31, 2016, respectively (with a weighted average remaining life of 71.2 years and 71.5 years as of March 31, 2017 and December 31, 2016, respectively)	6,366,000	6,390,000
Above-market leases, net of accumulated amortization of $64,000 and $31,000 as of March 31, 2017 and December 31, 2016, respectively (with a weighted average remaining life of 6.1 years and 6.3 years as of March 31, 2017 and December 31, 2016, respectively)	746,000	779,000
	$23,160,000	$19,673,000
Amortization expense on identified intangible assets for the three months ended March 31, 2017 was $628,000, which included $33,000 of amortization recorded against real estate revenue for above-market leases and $24,000 of amortization recorded to rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations. We did not incur any amortization expense on identified intangible assets for the three months ended March 31, 2016.
The aggregate weighted average remaining life of the identified intangible assets was 25.0 years and 28.6 years as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, estimated amortization expense on the identified intangible assets for the nine months ending December 31, 2017 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2017	$2,314,000
2018	2,938,000
2019	2,778,000
2020	2,264,000
2021	1,913,000
Thereafter	10,953,000
$23,160,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

5. Other Assets, Net
Other assets, net consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Deferred financing costs, net of accumulated amortization of $199,000 and $112,000 as of March 31, 2017 and December 31, 2016, respectively(1)	$856,000	$943,000
Prepaid expenses and deposits	782,000	257,000
Deferred rent receivables	480,000	207,000
	$2,118,000	$1,407,000
___________

(1)
In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03, and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, or ASU 2015-15, deferred financing costs, net only include costs related to the Line of Credit, as defined in Note 7, Line of Credit.

Amortization expense on deferred financing costs of the Line of Credit for the three months ended March 31, 2017 was $87,000. Amortization expense on deferred financing costs of the Line of Credit is recorded to interest expense in our accompanying condensed consolidated statements of operations. We did not incur any amortization expense on deferred financing costs of the Line of Credit for the three months ended March 31, 2016.
6. Mortgage Loan Payable, Net
Mortgage loan payable was $3,845,000 ($3,901,000, including premium and deferred financing costs, net) and $3,908,000 ($3,965,000, including premium and deferred financing costs, net) as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, we had one fixed-rate mortgage loan on Rochester Hills MOB with an interest rate of 5.25% per annum and a maturity date of August 1, 2029.
We did not have any mortgage loan payable, net as of March 31, 2016. The changes in the carrying amount of mortgage loan payable, net consisted of the following for the three months ended March 31, 2017:

Amount
Beginning balance — December 31, 2016	$3,965,000
Additions:
Amortization of deferred financing costs(1)	2,000
Deductions:
Scheduled principal payments on mortgage loan payable	(62,000)
Amortization of premium on mortgage loan payable	(4,000)
Ending balance — March 31, 2017	$3,901,000
___________

(1)	In accordance with ASU 2015-03 and ASU 2015-15, deferred financing costs only include costs related to our mortgage loan payable.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of March 31, 2017, the principal payments due on our mortgage loan payable for the nine months ending December 31, 2017 and for each of the next four years ending December 31 and thereafter were as follows:

Year	Amount
2017	$192,000
2018	268,000
2019	282,000
2020	297,000
2021	314,000
Thereafter	2,492,000
$3,845,000
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
As of March 31, 2017 and December 31, 2016, our aggregate borrowing capacity under the Line of Credit was $100,000,000. As of March 31, 2017 and December 31, 2016, borrowings outstanding totaled $35,600,000 and $33,900,000, respectively, and $64,400,000 and $66,100,000, respectively, remained available under the Line of Credit. As of March 31, 2017 and December 31, 2016, the weighted average interest rate on borrowings outstanding was 4.55% and 4.30% per annum, respectively.
8. Identified Intangible Liabilities, Net
Identified intangible liabilities, net consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Below-market leases, net of accumulated amortization of $127,000 and $60,000 as of March 31, 2017 and December 31, 2016, respectively (with a weighted average remaining life of 5.8 years and 5.4 years as of March 31, 2017 and December 31, 2016, respectively)	$1,081,000	$1,063,000
Above-market leasehold interests, net of accumulated amortization of $1,000 and $0 as of March 31, 2017 and December 31, 2016, respectively (with a weighted average remaining life of 52.9 years and 0 years as of March 31, 2017 and December 31, 2016, respectively)	395,000	—
	$1,476,000	$1,063,000
Amortization expense on identified intangible liabilities for the three months ended March 31, 2017 was $68,000, which included $67,000 of amortization recorded to real estate revenue for below-market leases and $1,000 of amortization recorded to rental expenses for above-market leasehold interests in our accompanying condensed consolidated statements of operations. We did not incur any amortization expense on identified intangible liabilities for the three months ended March 31, 2016.
The aggregate weighted average remaining life of the identified intangible liabilities was 18.4 years and 5.4 years as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, estimated amortization expense on identified intangible liabilities for the nine months ending December 31, 2017 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2017	$210,000
2018	279,000
2019	251,000
2020	88,000
2021	65,000
Thereafter	583,000
$1,476,000
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
10. Redeemable Noncontrolling Interest
As of March 31, 2017 and December 31, 2016, we owned greater than a 99.99% general partnership interest in our operating partnership, and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. The noncontrolling interest of our advisor in our operating partnership, which has redemption features outside of our control, is accounted for as a redeemable noncontrolling interest and is presented outside of permanent equity in our accompanying condensed consolidated balance sheets. See Note 11, Equity — Noncontrolling Interest of Limited Partner in Operating Partnership, for a further discussion. In addition, see Note 12, Related Party Transactions — Liquidity Stage — Subordinated Participation Interest — Subordinated Distribution Upon Listing, and Note 12, Related Party Transactions — Subordinated Distribution Upon Termination, for a further discussion of the redemption features of the limited partnership units.
We record the carrying amount of redeemable noncontrolling interest at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss and distributions; or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interest consisted of the following for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Beginning balance	$2,000	$—
Reclassification from equity	—	2,000
Net loss attributable to redeemable noncontrolling interest	—	—
Ending balance	$2,000	$2,000
11. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of March 31, 2017 and December 31, 2016, no shares of preferred stock were issued and outstanding.
Common Stock
Our charter authorizes us to issue 1,000,000,000 shares of our common stock, par value $0.01 per share. We commenced our public offering of shares of our common stock on February 16, 2016, and as of such date we were offering to the public up to $3,150,000,000 in shares of our Class T common stock, consisting of up to $3,000,000,000 in shares of our Class T common stock at a price of $10.00 per share in our primary offering and up to $150,000,000 in shares of our Class T common stock for $9.50 per share pursuant to the DRIP. Effective June 17, 2016, we reallocated certain of the unsold shares of our Class T common stock being offered and began offering shares of our Class I common stock, such that we are currently offering up to approximately $2,800,000,000 in shares of Class T common stock and $200,000,000 in shares of Class I common stock in our primary offering, and up to an aggregate of $150,000,000 in shares of our Class T and Class I common stock pursuant to the DRIP. Subsequent to the reallocation, of the 1,000,000,000 shares of common stock authorized, 900,000,000 shares are classified as Class T common stock and 100,000,000 shares are classified as Class I common stock. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and the DRIP, and among classes of stock.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The shares of our Class T common stock in the primary offering are being offered at a price of $10.00 per share. The shares of our Class I common stock in the primary offering were being offered at a price of $9.30 per share prior to March 1, 2017, and are being offered at a price of $9.21 per share for all shares offered effective March 1, 2017. The shares of our Class T and Class I common stock issued pursuant to the DRIP were sold at a price of $9.50 per share prior to January 1, 2017, and are sold at a price of $9.40 per share for all shares issued pursuant to the DRIP effective January 1, 2017. After our board of directors determines an estimated NAV per share of our common stock, share prices are expected to be adjusted to reflect the estimated NAV per share and, in the case of shares offered pursuant to our primary offering, up-front selling commissions and dealer manager fees other than those funded by our advisor.
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
On February 6, 2015, our advisor acquired shares of our Class T common stock for total cash consideration of $200,000 and was admitted as our initial stockholder. We used the proceeds from the sale of shares of our Class T common stock to our advisor to make an initial capital contribution to our operating partnership. As of March 31, 2017 and December 31, 2016, our advisor owned 20,833 shares of our Class T common stock. On April 13, 2016, we granted an aggregate of 15,000 shares of our restricted Class T common stock to our independent directors.
Through March 31, 2017, we had issued 18,867,217 aggregate shares of our Class T and Class I common stock in connection with the primary portion of our offering and 196,864 aggregate shares of our Class T and Class I common stock pursuant to the DRIP. As of March 31, 2017 and December 31, 2016, we had 19,099,914 and 11,377,439 aggregate shares of our Class T and Class I common stock, respectively, issued and outstanding.
As of March 31, 2017, we had a receivable of $521,000 for offering proceeds, net of selling commissions and dealer manager fees, from our transfer agent, which was received in April 2017.
Distribution Reinvestment Plan
We have registered and reserved $150,000,000 in shares of our common stock for sale pursuant to the DRIP in our offering. The DRIP allows stockholders to purchase additional Class T shares and Class I shares of our common stock through the reinvestment of distributions during our offering. Prior to January 1, 2017, we issued both Class T shares and Class I shares pursuant to the DRIP at a price of $9.50 per share. Effective January 1, 2017, shares of both Class T shares and Class I shares issued pursuant to the DRIP are issued at a price of $9.40 per share until our board of directors determines an estimated NAV per share of our common stock. After our board of directors determines an estimated NAV per share of our common stock, participants in the DRIP will receive Class T shares and Class I shares, as applicable, at the most recently published estimated NAV per share of our common stock. Pursuant to the DRIP, distributions with respect to Class T shares are reinvested in Class T shares and distributions with respect to Class I shares are reinvested in Class I shares.
For the three months ended March 31, 2017, $1,063,000 in distributions were reinvested and 113,147 shares of our common stock were issued pursuant to the DRIP. No reinvestment of distributions was made for the three months ended March 31, 2016. As of March 31, 2017 and December 31, 2016, a total of $1,859,000 and $796,000, respectively, in distributions were reinvested that resulted in 196,864 and 83,717 shares of our common stock, respectively, being issued pursuant to the DRIP.
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
All repurchases will be subject to a one-year holding period, except for repurchases made in connection with a stockholder’s death or “qualifying disability,” as defined in our share repurchase plan. Further, all share repurchases will be repurchased following a one-year holding period at a price between 92.5% to 100% of each stockholder’s repurchase amount depending on the period of time their shares have been held. At any time we are engaged in an offering of shares of our

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

common stock, the repurchase amount for shares repurchased under our share repurchase plan will always be equal to or lower than the applicable per share offering price. However, if shares of our common stock are repurchased in connection with a stockholder’s death or qualifying disability, the repurchase price will be no less than 100% of the price paid to acquire the shares of our common stock from us. Furthermore, our share repurchase plan provides that if there are insufficient funds to honor all repurchase requests, pending requests will be honored among all requests for repurchase in any given repurchase period, as follows: first, pro rata as to repurchases sought upon a stockholder’s death; next, pro rata as to repurchases sought by stockholders with a qualifying disability; and, finally, pro rata as to other repurchase requests. No share repurchases were made for the three months ended March 31, 2017 and 2016.
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
Upon the election of our three independent directors to our board of directors on February 12, 2016, or the service inception date, the independent directors each became entitled to 5,000 shares of our restricted Class T common stock, as defined in our incentive plan, upon the initial release from escrow of the minimum offering of $2,000,000 in shares of our common stock, or the minimum offering. Having raised the minimum offering and upon the initial release from escrow, on April 13, 2016, or the grant date, we granted 5,000 shares of our restricted Class T common stock, as defined in our incentive plan, to each of our three independent directors in connection with their initial election to our board of directors, of which 20.0% immediately vested on the grant date and 20.0% will vest on each of the first four anniversaries of the grant date. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock will have full voting rights and rights to distributions.
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
For the three months ended March 31, 2017 and 2016, we recognized compensation expense of $14,000 and $32,000, respectively, which is included in general and administrative in our accompanying condensed consolidated statements of operations. ASC Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three months ended March 31, 2017 and 2016, we did not assume any forfeitures.
As of March 31, 2017 and December 31, 2016, there was $56,000 and $70,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of our restricted Class T common stock. As of March 31, 2017, this expense is expected to be recognized over a remaining weighted average period of 1.54 years.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of March 31, 2017 and December 31, 2016, the weighted average grant date fair value of the nonvested shares of our restricted Class T common stock was $120,000. A summary of the status of the nonvested shares of our restricted Class T common stock as of March 31, 2017 and December 31, 2016 and the changes for the three months ended March 31, 2017 is presented below:

	Number of Nonvested Shares of our Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance — December 31, 2016	12,000	$10.00
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Balance — March 31, 2017	12,000	$10.00
Expected to vest — March 31, 2017	12,000	$10.00
Offering Costs
Selling Commissions
Generally, we pay our dealer manager selling commissions of up to 3.0% of the gross offering proceeds from the sale of Class T shares of our common stock pursuant to our primary offering. No selling commissions are payable on Class I shares or shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three months ended March 31, 2017, we incurred $2,070,000 in selling commissions to our dealer manager, which are charged to stockholders’ equity as such amounts were paid to our dealer manager from the gross proceeds of our offering. Our dealer manager did not receive any selling commissions for the three months ended March 31, 2016.
Dealer Manager Fee
With respect to shares of our Class T common stock, our dealer manager generally receives a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of Class T shares of our common stock pursuant to our primary offering, of which 1.0% of the gross offering proceeds is funded by us and up to an amount equal to 2.0% of the gross offering proceeds is funded by our advisor. With respect to shares of our Class I common stock, prior to March 1, 2017, our dealer manager generally received a dealer manager fee up to 3.0% of the gross offering proceeds from the sale of Class I shares of our common stock pursuant to our primary offering, of which 1.0% of the gross offering proceeds was funded by us and an amount equal to 2.0% of the gross offering proceeds was funded by our advisor. Effective March 1, 2017, our dealer manager generally receives a dealer manager fee up to an amount equal to 1.5% of the gross offering proceeds from the sale of Class I shares pursuant to our primary offering, all of which is funded by our advisor. To the extent that the dealer manager fee is less than 3.0% of the gross offering proceeds for any Class T shares sold and less than 1.5% of the gross offering proceeds for any Class I shares sold, such shares will have a corresponding reduction in the applicable purchase price. No dealer manager fee is payable on shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three months ended March 31, 2017, we incurred $733,000 in dealer manager fees to our dealer manager, which are charged to stockholders’ equity as such amounts are paid to our dealer manager or its affiliates from the gross proceeds of our offering. Our dealer manager did not receive any dealer manager fees for the three months ended March 31, 2016. See Note 12, Related Party Transactions — Offering Stage — Dealer Manager Fee, for a further discussion of the dealer manager fee funded by our advisor.
Stockholder Servicing Fee
We pay our dealer manager a quarterly stockholder servicing fee with respect to our Class T shares sold as additional compensation to the dealer manager and participating broker-dealers. No stockholder servicing fee shall be paid with respect to Class I shares or shares of our common stock sold pursuant to the DRIP. The stockholder servicing fee accrues daily in an amount equal to 1/365th of 1.0% of the purchase price per share of our Class T shares sold in our primary offering and, in the aggregate will not exceed an amount equal to 4.0% of the gross proceeds from the sale of Class T shares in our primary offering. We will cease paying the stockholder servicing fee with respect to our Class T shares sold in our offering upon the occurrence of certain defined events. Our dealer manager may re-allow to participating broker-dealers all or a portion of the stockholder servicing fee for services that such participating broker-dealers perform in connection with the shares of our Class

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

T common stock. By agreement with participating broker-dealers, such stockholder servicing fee may be reduced or limited. For the three months ended March 31, 2017, we incurred $2,754,000 to our dealer manager in connection with the stockholder servicing fee. Our dealer manager did not receive any stockholder servicing fee for the three months ended March 31, 2016. As of March 31, 2017 and December 31, 2016, we accrued $6,540,000 and $3,973,000, respectively, in connection with the stockholder servicing fee payable, which is included in accounts payable and accrued liabilities with a corresponding offset to stockholders’ equity in our accompanying condensed consolidated balance sheets.
Noncontrolling Interest of Limited Partner in Operating Partnership
On February 6, 2015, our advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for Class T partnership units. Upon the effectiveness of the Advisory Agreement on February 16, 2016, Griffin-American Healthcare REIT IV Advisor became our advisor. As our advisor, Griffin-American Healthcare REIT IV Advisor is entitled to redemption rights of its limited partnership units. Therefore, as of February 16, 2016, such limited partnership units no longer meet the criteria for classification within the equity section of our accompanying condensed consolidated balance sheets, and as such, were reclassified outside of permanent equity, as a mezzanine item, in our accompanying condensed consolidated balance sheets. See Note 10, Redeemable Noncontrolling Interest, for a further discussion. As of March 31, 2017 and December 31, 2016, our advisor owned all of our 208 Class T partnership units outstanding.
12. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and one of our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings; however, we are not affiliated with Griffin Capital, our dealer manager, Colony NorthStar or Mr. Flaherty. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. For the three months ended March 31, 2017 and 2016, we incurred $4,089,000 and $307,000, respectively, in fees and expenses to our affiliates as detailed below.
Offering Stage
Dealer Manager Fee
With respect to shares of our Class T common stock, our dealer manager generally receives a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of Class T shares of our common stock pursuant to our primary offering, of which 1.0% of the gross offering proceeds is funded by us and up to an amount equal to 2.0% of the gross offering proceeds is funded by our advisor. With respect to shares of our Class I common stock, prior to March 1, 2017, our dealer manager generally received a dealer manager fee up to 3.0% of the gross offering proceeds from the sale of Class I shares of our common stock pursuant to our primary offering, of which 1.0% of the gross offering proceeds was funded by us and an amount equal to 2.0% of the gross offering proceeds was funded by our advisor. Effective March 1, 2017, our dealer manager generally receives a dealer manager fee up to an amount equal to 1.5% of the gross offering proceeds from the sale of Class I shares pursuant to our primary offering, all of which is funded by our advisor. To the extent that the dealer manager fee is less than 3.0% of the gross offering proceeds for any Class T shares sold and less than 1.5% of the gross offering proceeds for any Class I shares sold, such shares will have a corresponding reduction in the applicable purchase price. No dealer manager fee is payable on shares of our common stock sold pursuant to the DRIP. Our advisor intends to recoup the portion of the dealer manager fee it funds through the receipt of the Contingent Advisor Payment from us, as described below, through the payment of acquisition fees.
For the three months ended March 31, 2017, we incurred $1,496,000 payable to our advisor as part of the Contingent Advisor Payment in connection with the dealer manager fee that our advisor had incurred. We did not incur any dealer manager fees to our advisor for the three months ended March 31, 2016. As of March 31, 2017 and December 31, 2016, we accrued $3,708,000 and $2,212,000, respectively, as part of the Contingent Advisor Payment related to the dealer manager fee that our advisor had incurred, which is included in accounts payable due to affiliates with a corresponding offset to stockholders’ equity in our accompanying condensed consolidated balance sheets. As of March 31, 2017, we have not paid any amounts to our advisor in connection with the Contingent Advisor Payment. See Note 11, Equity — Offering Costs — Dealer Manager Fee, for a further discussion of the dealer manager fee funded by us.

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
For the three months ended March 31, 2017, we incurred $556,000 payable to our advisor as part of the Contingent Advisor Payment in connection with the other organizational and offering expenses that our advisor had incurred. We did not incur any other organizational and offering expenses to our advisor or its affiliates for the three months ended March 31, 2016. As of March 31, 2017 and December 31, 2016, we recorded $3,748,000 and $3,192,000, respectively, as part of the Contingent Advisor Payment related to the other organizational and offering expenses that our advisor had incurred, which is included in accounts payable due to affiliates with a corresponding offset to stockholders’ equity in our accompanying condensed consolidated balance sheets. As of March 31, 2017, we have not paid any amounts to our advisor in connection with the Contingent Advisor Payment.
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
The base acquisition fee in connection with the acquisition of properties accounted for as business combinations is expensed as incurred and included in acquisition related expenses in our accompanying condensed consolidated statements of operations. The base acquisition fee in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments is capitalized as part of the associated investment in our accompanying condensed consolidated balance sheets. For the three months ended March 31, 2017, we paid base acquisition fees of $1,655,000 to our advisor. We did not pay any base acquisition fees to our advisor for the three months ended March 31, 2016. The Contingent Advisor Payment is used to decrease the liability we incur to our advisor in connection with the dealer manager fee and other organizational and offering expenses. For a further discussion of amounts paid in connection with the Contingent Advisor Payment, see Dealer Manager Fee and Other Organizational and Offering Expenses, above. In addition, see Note 3, Real Estate Investments, Net, for a further discussion.

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
For the three months ended March 31, 2017 and 2016, we did not incur any development fees to our advisor or its affiliates.
Reimbursement of Acquisition Expenses
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets, which will be reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees and real estate commissions paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price of the property or real estate-related investment, total development costs or funds advanced in a loan, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction.
Reimbursements of acquisition expenses in connection with the acquisition of properties accounted for as business combinations are expensed as incurred and included in acquisition related expenses in our accompanying condensed consolidated statements of operations. Reimbursements of acquisition expenses in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments are capitalized as part of the associated investment in our accompanying condensed consolidated balance sheets. For the three months ended March 31, 2017, we incurred $1,000 in acquisition expenses to our advisor or its affiliates. We did not incur any acquisition expenses to our advisor or its affiliates for the three months ended March 31, 2016.
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
For the three months ended March 31, 2017, we incurred $301,000 in asset management fees to our advisor. We did not incur any asset management fees to our advisor or its affiliates for the three months ended March 31, 2016. Asset management fees are included in general and administrative in our accompanying condensed consolidated statements of operations.
Property Management Fee
American Healthcare Investors or its designated personnel may provide property management services with respect to our properties or may sub-contract these duties to any third party and provide oversight of such third-party property manager. We pay American Healthcare Investors a monthly management fee equal to a percentage of the gross monthly cash receipts of such property as follows: (i) a 1.0% property management oversight fee for any stand-alone, single-tenant, net leased property, except for such properties operated utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Code authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008), for which we pay a property management oversight fee of 1.5% of the gross monthly cash receipts with respect to such property; (ii) a property management oversight fee of 1.5% of the gross monthly cash receipts of any property that is not a stand-alone, single-tenant, net leased property and for which American Healthcare Investors or its designated personnel provide oversight of a third party that performs the duties of a property manager with respect to such property; or (iii) a fair and reasonable property management fee that is approved by a majority of our directors, including a majority of our independent directors, that is not less favorable to us than terms available from unaffiliated third parties for any property that is not a stand-alone, single-tenant, net leased property and for which American Healthcare Investors or its designated personnel directly serve as the property manager without sub-contracting such duties to a third party.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Property management fees are included in rental expenses in our accompanying condensed consolidated statements of operations. For the three months ended March 31, 2017, we incurred property management fees of $59,000 to American Healthcare Investors. We did not incur any property management fees to American Healthcare Investors for the three months ended March 31, 2016.
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
Lease fees are capitalized as lease commissions and are included in other assets, net in our accompanying condensed consolidated balance sheets. For the three months ended March 31, 2017 and 2016 we did not incur any lease fees to our advisor or its affiliates.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, we pay our advisor or its affiliates a construction management fee of up to 5.0% of the cost of such improvements. Construction management fees are capitalized as part of the associated asset and included in real estate investments, net in our accompanying condensed consolidated balance sheets or are expensed and included in our accompanying condensed consolidated statements of operations, as applicable. For the three months ended March 31, 2017 and 2016, we did not incur any construction management fees to our advisor or its affiliates.
Operating Expenses
We reimburse our advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations. However, we will not reimburse our advisor or its affiliates at the end of any fiscal quarter for total operating expenses that, in the four consecutive fiscal quarters then ended, exceed the greater of: (i) 2.0% of our average invested assets, as defined in the Advisory Agreement; or (ii) 25.0% of our net income, as defined in the Advisory Agreement, unless our independent directors determined that such excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient.
For the 12 months ended March 31, 2017, our operating expenses exceeded this limitation by $128,000. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 2.2% and (72.9)%, respectively, for the 12 months ended March 31, 2017. We raised the minimum offering and had funds held in escrow released to us to commence real estate operations in April 2016. We purchased our first property in June 2016. At this early stage of our operations, our general and administrative expenses are relatively high compared with our net income and our average invested assets. Our board of directors determined that the relationship of our general and administrative expenses to our funds from operations and our average invested assets was justified for the 12 months ended March 31, 2017 given the costs of operating a public company and the early stage of our operations.
For the three months ended March 31, 2017 and 2016, our advisor incurred operating expenses on our behalf of $21,000 and $307,000, respectively. Operating expenses are generally included in general and administrative in our accompanying condensed consolidated statements of operations.
Compensation for Additional Services
We pay our advisor and its affiliates for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated parties for similar services. For the three months ended March 31, 2017 and 2016, our advisor and its affiliates were not compensated for any additional services.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, we pay our advisor or its affiliates a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the three months ended March 31, 2017 and 2016, we did not incur any disposition fees to our advisor or its affiliates.
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, we will pay our advisor a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the remaining net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of: (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan); plus (ii) an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three months ended March 31, 2017 and 2016, we did not pay any such distributions to our advisor.
Subordinated Distribution Upon Listing
Upon the listing of shares of our common stock on a national securities exchange, in redemption of our advisor’s limited partnership units, we will pay our advisor a distribution equal to 15.0% of the amount by which: (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing, among other factors. For the three months ended March 31, 2017 and 2016, we did not pay any such distributions to our advisor.
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
As of March 31, 2017 and December 31, 2016, we had not recorded any charges to earnings related to the subordinated distribution upon termination.
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
On December 30, 2016, Messrs. Hanson, Prosky and Streiff each executed stock purchase plans for the purchase of shares of our Class I common stock, or the 2017 Stock Purchase Plans, on terms similar to their 2016 Stock Purchase Plans. In addition, on December 30, 2016, three Executive Vice Presidents of American Healthcare Investors, including Mr. Oh, each executed similar 2017 Stock Purchase Plans whereby they each irrevocably agreed to invest a portion of their net after-tax base salary or a portion of their net after-tax base salary and cash bonus compensation, ranging from 5.0% to 15.0%, as employees of American Healthcare Investors directly into our company by purchasing shares of our Class I common stock. The 2017 Stock Purchase Plans terminate on December 31, 2017 or earlier upon the occurrence of certain events, such as any earlier termination of our public offering of securities, unless otherwise renewed or extended.
Purchases of shares of our Class I common stock pursuant to the 2017 Stock Purchase Plans commenced beginning with the officers’ regularly scheduled payroll payment on January 23, 2017. The shares of Class I common stock are purchased pursuant to the 2017 Stock Purchase Plans at a price of $9.21 per share, reflecting the purchase price of the Class I shares in our offering. No selling commissions, dealer manager fees (including the portion of such dealer manager fees funded by our advisor) or stockholder servicing fees will be paid with respect to such sales of our Class I common stock.
For the three months ended March 31, 2017, our officers invested the following amounts and we issued the following shares of our Class T and Class I common stock pursuant to the applicable stock purchase plan:

Officer’s Name	Title	Amount	Shares
Jeffrey T. Hanson	Chief Executive Officer and Chairman of the Board of Directors	$57,000	6,178
Danny Prosky	President and Chief Operating Officer	60,000	6,423
Mathieu B. Streiff	Executive Vice President and General Counsel	60,000	6,436
Stefan K.L. Oh	Executive Vice President of Acquisitions	8,000	842
		$185,000	19,879
Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of March 31, 2017 and December 31, 2016:

Fee	March 31, 2017	December 31, 2016
Contingent Advisor Payment	$7,456,000	$5,404,000
Asset management fees	117,000	83,000
Property management fees	27,000	24,000
Operating expenses	20,000	20,000
	$7,620,000	$5,531,000
13. Fair Value Measurements
Financial Instruments Disclosed at Fair Value
ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under ASC Topic 820, Fair Value Measurements and Disclosures.
Our accompanying condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts and other receivables, real estate deposits, accounts payable and accrued liabilities, accounts payable due to affiliates, mortgage loan payable and borrowings under the Line of Credit.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We consider the carrying values of cash and cash equivalents, accounts and other receivables, real estate deposits and accounts payable and accrued liabilities to approximate the fair values for these financial instruments based upon an evaluation of the underlying characteristics, market data and because of the short period of time between origination of the instruments and their expected realization. The fair value of cash and cash equivalents is classified in Level 1 of the fair value hierarchy. The fair value of accounts payable due to affiliates is not determinable due to the related party nature of the accounts payable. The fair value of the other financial instruments is classified in Level 2 of the fair value hierarchy.
The fair value of our mortgage loan payable and the Line of Credit is estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. As of March 31, 2017 and December 31, 2016, the fair value of our mortgage loan payable was $4,045,000 and $4,131,000, respectively, compared to the carrying value of $3,901,000 and $3,965,000, respectively. As of March 31, 2017 and December 31, 2016, the fair value of the Line of Credit was $35,600,000 and $33,899,000, respectively, compared to the carrying value of $34,744,000 and $32,957,000, respectively. We have determined that our mortgage loan payable and the Line of Credit are classified in Level 2 within the fair value hierarchy.
14. Segment Reporting
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. As of March 31, 2017, we evaluated our business and made resource allocations based on two reportable business segments — medical office buildings and senior housing. Our medical office buildings are typically leased to multiple tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). Our senior housing facilities are primarily single-tenant properties for which we lease the facilities to unaffiliated tenants under “triple-net” and generally “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Summary information for the reportable segments during the three months ended March 31, 2017 and 2016 was as follows:

	Medical Office Buildings	Senior Housing	Three Months Ended March 31, 2017
Revenue:
Real estate revenue	$3,671,000	$381,000	$4,052,000
Expenses:
Rental expenses	1,153,000	34,000	1,187,000
Segment net operating income	$2,518,000	$347,000	$2,865,000
Expenses:
General and administrative			$748,000
Acquisition related expenses			73,000
Depreciation and amortization			1,711,000
Income from operations			333,000
Interest expense (including amortization of deferred financing costs and debt premium)			(418,000)
Net loss			$(85,000)

	Medical Office Buildings	Senior Housing	Three Months Ended March 31, 2016
Revenue:
Real estate revenue	$—	$—	$—
Expenses:
Rental expenses	—	—	—
Segment net operating income	$—	$—	$—
General and administrative			150,000
Net loss			$(150,000)
Assets by reportable segment as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Medical office buildings	$197,419,000	$123,223,000
Senior housing	16,704,000	16,758,000
Other	3,861,000	2,777,000
Total assets	$217,984,000	$142,758,000
15. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, accounts and other receivables and real estate deposits. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of March 31, 2017 and December 31, 2016, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. In general, we perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of March 31, 2017, three states in the United States accounted for 10.0% or more of our annualized base rent of our total property portfolio. Our properties located in Nevada, Alabama and Virginia accounted for approximately 28.8%, 24.4% and 11.3%, respectively, of the annualized base rent of our total property portfolio. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of March 31, 2017, we had one tenant that accounted for 10.0% or more of our annualized base rent, as follows:

Tenant	Annualized Base Rent(1)	Percentage of Annualized Base Rent	Acquisition	Reportable Segment	GLA (Sq Ft)	Lease Expiration Date
Prime Healthcare Services – Reno	$3,863,000	23.5%	Reno MOB	Medical Office	152,000	Multiple
___________

(1)
Annualized base rent is based on contractual base rent from the leases in effect as of March 31, 2017. The loss of this tenant or its inability to pay rent could have a material adverse effect on our business and results of operations.

For the three months ended March 31, 2016, we did not own any properties.
16. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $2,000 for the three months ended March 31, 2017. For the three months ended March 31, 2016, we did not allocate any distributions to participating securities. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock. As of March 31, 2017 and 2016, there were 12,000 and 0 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of March 31, 2017 and 2016, there were 208 units of redeemable limited partnership units of our operating partnership outstanding, but such units were excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.
17. Subsequent Event
Status of Our Offering
As of May 5, 2017, we had received and accepted subscriptions in our offering for 22,539,126 aggregate shares of our Class T and Class I common stock, or $224,267,000, excluding shares of our common stock issued pursuant to the DRIP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT IV, Inc. and its subsidiaries, including Griffin-American Healthcare REIT IV Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2016 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 1, 2017. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of March 31, 2017 and December 31, 2016, together with our results of operations and cash flows for the three months ended March 31, 2017 and 2016.
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
Overview and Background
Griffin-American Healthcare REIT IV, Inc., a Maryland corporation, was incorporated on January 23, 2015 and therefore we consider that our date of inception. We were initially capitalized on February 6, 2015. We invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We may also originate and acquire secured loans and real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income. We believe we currently qualify, and intend to elect to be treated, as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes beginning with our taxable year ended December 31, 2016, and we intend to continue to be taxed as a REIT.
On February 16, 2016, we commenced our initial public offering, or our offering, in which we were offering to the public up to $3,150,000,000 in shares of our Class T common stock, consisting of up to $3,000,000,000 in shares of our Class T common stock at a price of $10.00 per share in our primary offering and up to $150,000,000 in shares of our Class T common stock for $9.50 per share pursuant to our distribution reinvestment plan, as amended, or the DRIP. Effective June 17, 2016, we reallocated certain of the unsold shares of Class T common stock being offered and began offering shares of Class I common stock, such that we are currently offering up to approximately $2,800,000,000 in shares of Class T common stock and $200,000,000 in shares of Class I common stock in our primary offering, and up to an aggregate of $150,000,000 in shares of our Class T and Class I common stock pursuant to the DRIP, aggregating up to $3,150,000,000. The shares of our Class T common stock in our primary offering are being offered at a price of $10.00 per share. The shares of our Class I common stock in our primary offering were being offered at a price of $9.30 per share prior to March 1, 2017, and are being offered at a price of $9.21 per share for all shares offered effective March 1, 2017. The shares of our Class T and Class I common stock issued pursuant to the DRIP were sold at a price of $9.50 per share prior to January 1, 2017, and are sold at a price of $9.40 per share for all shares issued pursuant to the DRIP effective January 1, 2017. After our board of directors determines an estimated net asset value, or NAV, per share of our common stock, share prices are expected to be adjusted to reflect the estimated NAV per share and, in the case of shares offered pursuant to our primary offering, up-front selling commissions and dealer manager fees other than those funded by Griffin-American Healthcare REIT IV Advisor, LLC, or Griffin-American Healthcare REIT IV Advisor, or our advisor. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and the DRIP, and among classes of stock. As of March 31, 2017, we had received and accepted subscriptions in our offering for 18,867,217 aggregate shares of our Class T and Class I common stock, or approximately $187,691,000, excluding shares of our common stock issued pursuant to the DRIP.
We conduct substantially all of our operations through Griffin-American Healthcare REIT IV Holdings, LP, or our operating partnership. We are externally advised by our advisor pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 16, 2016 and had a one-year term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was renewed pursuant to the mutual consent of the parties on February 13, 2017 and expires on February 16, 2018. Our advisor uses its best efforts, subject to the oversight and review of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors and 25.0% owned by a wholly owned subsidiary of Griffin Capital, or collectively, our co-sponsors. Effective March 1, 2015, American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony NorthStar, Inc. (NYSE: CLNS), or Colony NorthStar (formerly known as NorthStar Asset Management Group Inc. prior to its merger with Colony Capital, Inc. and NorthStar Realty Finance Corp. on January 10, 2017), and 7.8% owned by James F. Flaherty III, one of Colony NorthStar’s partners. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or our dealer manager, Colony NorthStar or Mr. Flaherty; however, we are affiliated with Griffin-American Healthcare REIT IV Advisor, American Healthcare Investors and AHI Group Holdings.
We currently operate through two reportable business segments — medical office buildings and senior housing. As of March 31, 2017, we had completed 11 property acquisitions comprising 14 buildings, or approximately 860,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $212,370,000. As of March 31, 2017, our portfolio capitalization rate was approximately 6.9%, which estimate was based upon total property portfolio net operating income from each property’s forward looking pro forma projections for the expected year one property performance, including any contractual rent increases contained in such leases for year one, divided by the contract purchase price of the total property portfolio, exclusive of any acquisition fees and expenses paid.
Critical Accounting Policies
The complete listing of our Critical Accounting Policies was previously disclosed in our 2016 Annual Report on Form 10-K, as filed with the SEC on March 1, 2017, and there have been no material changes to our Critical Accounting Policies as disclosed therein, except as noted below.
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2016 Annual Report on Form 10-K, as filed with the SEC on March 1, 2017.
Property Acquisitions
In accordance with Accounting Standards Codification, Topic 805, Business Combinations, and Accounting Standards Update, or ASU, 2017-01, Clarifying the Definition of a Business, or ASU 2017-01, we determine whether a transaction is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the assets acquired are not a business, we account for the transaction as an asset acquisition. Under both methods, we recognize the identifiable assets acquired and liabilities assumed. We immediately expense acquisition related expenses associated with a business combination and capitalize acquisition related expenses directly associated with an asset acquisition. As a result of our early adoption of ASU 2017-01 on January 1, 2017, we accounted for the two property acquisitions we completed for the three months ended March 31, 2017 as asset acquisitions rather than business combinations.
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to our accompanying condensed consolidated financial statements.

Acquisitions in 2017
For a discussion of our property acquisitions in 2017, see Note 3, Real Estate Investments, Net, to our accompanying condensed consolidated financial statements.
Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those listed in Part II, Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q and those Risk Factors previously disclosed in our 2016 Annual Report on Form 10-K, as filed with the SEC on March 1, 2017.
Real Estate Revenue
The amount of revenue generated by our properties depends principally on our ability to maintain the occupancy rates of leased space and to lease available space and space available from lease terminations at the then existing rental rates. Negative trends in one or more of these factors could adversely affect our revenue in the future.
Offering Proceeds
If we fail to raise significant additional proceeds in our offering, we will not have enough proceeds to invest in a diversified real estate portfolio. Our real estate portfolio would be concentrated in a small number of properties, resulting in increased exposure to local and regional economic downturns and the poor performance of one or more of our properties and, therefore, expose our stockholders to increased risk. In addition, many of our expenses are fixed regardless of the size of our real estate portfolio. Therefore, depending on the amount of proceeds we raise from our offering, we would expend a larger portion of our income on operating expenses. This would reduce our profitability and, in turn, the amount of net income available for distribution to our stockholders.
Scheduled Lease Expirations
As of March 31, 2017, our properties were 93.4% leased and during the remainder of 2017, 4.4% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next 12 months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy.
As of March 31, 2017, our remaining weighted average lease term was 7.0 years.
Results of Operations
We were incorporated on January 23, 2015, but we did not commence material operations until the commencement of our offering on February 16, 2016. We purchased our first property in June 2016. Accordingly, our results of operations for the three months ended March 31, 2017 and 2016 are not comparable. In general, we expect all amounts to increase in the future based on a full year of operations as well as increased activity as we acquire additional real estate or real estate-related investments. Our results of operations are not indicative of those expected in future periods.
As of March 31, 2017, we operated through two reportable business segments — medical office buildings and senior housing. We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2016 and senior housing facility in December 2016, we added a new reportable segment at each such time.

Except where otherwise noted, our results of operations are primarily due to owning 14 buildings as of March 31, 2017, as compared to not owning any buildings as of March 31, 2016. As of March 31, 2017, we owned the following types of properties:

	March 31, 2017
	Number of Buildings	Aggregate Contract Purchase Price	Leased %
Medical office buildings	12	$195,620,000	92.7%
Senior housing	2	16,750,000	100%
Total/weighted average	14	$212,370,000	93.4%
Real Estate Revenue
For the three months ended March 31, 2017, real estate revenue was $4,052,000 and was primarily comprised of base rent of $3,000,000 and expense recoveries of $736,000. Real estate revenue by reportable segment consisted of the following for the three months ended March 31, 2017:

Three Months Ended March 31, 2017
Medical office buildings	$3,671,000
Senior housing	381,000
Total	$4,052,000
Rental Expenses
For the three months ended March 31, 2017, rental expenses were $1,187,000. Rental expenses consisted of the following for the period then ended:

Three Months Ended March 31, 2017
Building maintenance	$388,000
Utilities	310,000
Real estate taxes	248,000
Property management fees — third party	75,000
Administration	60,000
Property management fees — affiliates	59,000
Amortization of leasehold interests	24,000
Insurance	14,000
Other	9,000
Total	$1,187,000
Rental expenses and rental expenses as a percentage of total revenue by reportable segment consisted of the following for the three months ended March 31, 2017:

	Three Months Ended March 31, 2017
Medical office buildings	$1,153,000	31.4%
Senior housing	34,000	8.9%
Total/weighted average	$1,187,000	29.3%

Multi-tenant medical office buildings typically have a higher percentage of rental expenses to revenue than senior housing facilities. We anticipate that the percentage of rental expenses to revenue will fluctuate based on the types of property we acquire in the future.

General and Administrative
For the three months ended March 31, 2017 and 2016, general and administrative expenses were $748,000 and $150,000, respectively. General and administrative expenses consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2017	2016
Asset management fees — affiliates	$301,000	$—
Professional and legal fees	187,000	53,000
Franchise taxes	74,000	—
Directors’ and officers’ liability insurance	55,000	29,000
Board of directors fees	53,000	30,000
Transfer agent services	32,000	—
Bad debt expense	14,000	—
Restricted stock compensation	14,000	32,000
Postage and delivery	13,000	2,000
Other	5,000	4,000
Total	$748,000	$150,000
The increase in general and administrative expenses for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily due to the purchase of properties in 2016 and 2017 and thus incurring asset management fees to our advisor or its affiliates and franchise taxes. We did not incur any asset management fees or franchise taxes for the three months ended March 31, 2016 as we did not purchase our first property until June 2016. In addition, we incurred transfer agent service fees for the three months ended March 31, 2017 as a result of raising the minimum offering of $2,000,000 in shares of our common stock, or the minimum offering, in April 2016. We expect general and administrative expenses to continue to increase in 2017 as we purchase additional properties in 2017.
Acquisition Related Expenses
For the three months ended March 31, 2017, acquisition related expenses were $73,000 and were related primarily to expenses incurred in pursuit of properties that did not result in an acquisition.
Depreciation and Amortization
For the three months ended March 31, 2017, depreciation and amortization was $1,711,000 and consisted of depreciation on our operating properties of $1,140,000 and amortization on our identified intangible assets of $571,000.
Interest Expense
For the three months ended March 31, 2017, interest expense was $418,000 and related primarily to interest expense on our revolving line of credit with Bank of America, N.A., or Bank of America, and KeyBank, National Association, or KeyBank, or the Line of Credit, of $280,000, amortization of deferred financing costs of $87,000 on our Line of Credit and interest expense on our mortgage loan payable of $51,000. See Note 6, Mortgage Loan Payable, Net and Note 7, Line of Credit, to our accompanying condensed consolidated financial statements, for a further discussion.
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
Based on the properties we own as of March 31, 2017, we estimate that our expenditures for capital improvements will require up to $304,000 for the remaining nine months of 2017. As of March 31, 2017, we did not have any restricted cash in reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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

Cash Flows
The following table sets forth changes in cash flows:

	Three Months Ended March 31,
	2017	2016
Cash and cash equivalents — beginning of period	$2,237,000	$202,000
Net cash provided by operating activities	1,390,000	—
Net cash used in investing activities	(75,553,000)	—
Net cash provided by financing activities	73,985,000	—
Cash and cash equivalents — end of period	$2,059,000	$202,000
The following summary discussion of our changes in our cash flows is based on our accompanying condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
For the three months ended March 31, 2017, cash flows provided by operating activities related primarily to the cash flows provided by our property operations, offset by the payment of general and administrative expenses. We anticipate cash flows from operating activities to increase as we purchase additional real estate and real estate-related investments and have a full year of operations.
Investing Activities
For the three months ended March 31, 2017, cash flows used in investing activities related primarily to the acquisition of two medical office buildings in the amount of $74,714,000 and the payment of $800,000 for real estate deposits. Cash flows used in investing activities are heavily dependent upon the investment of our net offering proceeds in real estate investments. We anticipate cash flows used in investing activities to increase as we acquire additional properties and real estate-related investments.
Financing Activities
For the three months ended March 31, 2017, cash flows provided by financing activities related primarily to funds raised from investors in our offering in the amount of $76,125,000, partially offset by the payment of offering costs of $3,009,000 in connection with our offering. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur debt to purchase properties.
Distributions
On April 13, 2016, our board of directors authorized a daily distribution to our Class T stockholders of record as of the close of business on each day of the period from May 1, 2016 through June 30, 2016. Our advisor agreed to waive certain asset management fees that may otherwise be due to our advisor pursuant to the Advisory Agreement until such time as the amount of such waived asset management fees was equal to the amount of distributions payable to our stockholders for the period beginning on May 1, 2016 and ending on the date of the acquisition of our first property or real estate-related investment, as such terms are defined in the Advisory Agreement. Having raised the minimum offering in April 2016, the distributions declared for each record date in the May 2016 and June 2016 periods were paid in June 2016 and July 2016, respectively, from legally available funds. The daily distributions were calculated based on 365 days in the calendar year and were equal to $0.001643836 per share of our Class T common stock. These distributions were aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears. We acquired our first property on June 28, 2016, and as such, our advisor waived $80,000 in asset management fees equal to the amount of distributions paid from May 1, 2016 through June 27, 2016. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees.
On June 28, 2016, our board of directors authorized a daily distribution to our Class T stockholders of record as of the close of business on each day of the period commencing on July 1, 2016 and ending on September 30, 2016 and to our Class I stockholders of record as of the close of business on each day of the period commencing on the date that the first Class I share was sold and ending on September 30, 2016. Subsequently, our board of directors authorized on a quarterly basis a daily distribution to our Class T and Class I stockholders of record as of the close of business on each day of the quarterly periods commencing on October 1, 2016 and ending on June 30, 2017. The daily distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our Class T and Class I common stock. These distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to our DRIP monthly in arrears, only from legally available funds.
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
We did not pay any distributions for the three months ended March 31, 2016. The distributions paid for the three months ended March 31, 2017, along with the amount of distributions reinvested pursuant to the DRIP and the sources of distributions as compared to cash flows from operations were as follows:

	Three Months Ended
	March 31, 2017
Distributions paid in cash	$755,000
Distributions reinvested	1,063,000
	$1,818,000
Sources of distributions:
Cash flows from operations	$1,390,000	76.5%
Offering proceeds	428,000	23.5
	$1,818,000	100%
Under GAAP, acquisition related expenses in connection with property acquisitions accounted for as business combinations are expensed, and therefore, subtracted from cash flows from operations. However, these expenses may be paid from offering proceeds or debt.
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
As of March 31, 2017, we had an amount payable of $7,620,000 to our advisor or its affiliates primarily for the Contingent Advisor Payment and asset management fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice. See Note 12, Related Party Transactions — Acquisition and Development Stage — Acquisition Fee, to our accompanying condensed consolidated financial statements, for a further discussion.
As of March 31, 2017, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than the $80,000 in asset management fees waived by our advisor discussed above. Other than the waiver of asset management fees by our advisor to provide us with additional funds to pay initial distributions to our stockholders through June 27, 2016, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer or continue to defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

We did not pay distributions for the three months ended March 31, 2016. The distributions paid for the three months ended March 31, 2017, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to funds from operations attributable to controlling interest, or FFO, were as follows:

	Three Months Ended
	March 31, 2017
Distributions paid in cash	$755,000
Distributions reinvested	1,063,000
	$1,818,000
Sources of distributions:
FFO attributable to controlling interest	$1,626,000	89.4%
Offering proceeds	192,000	10.6
	$1,818,000	100%
The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, a non-GAAP financial measure, including a reconciliation of our GAAP net loss to FFO, see Funds from Operations and Modified Funds from Operations, below.
Financing
We intend to continue to finance a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that, after an initial phase of our operations (prior to the investment of all of the net proceeds of our offering) when we may employ greater amounts of leverage to enable us to purchase properties more quickly and therefore generate distributions for our stockholders sooner, our overall leverage will not exceed 50.0% of the combined market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of March 31, 2017, our aggregate borrowings were 18.6% of the combined market value of all of our real estate investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we qualify and maintain our qualification as a REIT for federal income tax purposes. As of May 10, 2017 and March 31, 2017, our leverage did not exceed 300% of the value of our net assets.
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
Debt Service Requirements
Our principal liquidity need is the payment of principal and interest on our outstanding indebtedness. As of March 31, 2017, we had a $3,845,000 ($3,901,000, including premium and deferred financing costs, net) fixed-rate mortgage loan payable outstanding secured by our Rochester Hills MOB property. As of March 31, 2017, we had $35,600,000 outstanding, and $64,400,000 remained available under the Line of Credit. See Note 6, Mortgage Loan Payable, Net, and Note 7, Line of Credit, to our accompanying condensed consolidated financial statements.
We are required by the terms of certain loan documents to meet certain covenants, such as leverage ratios, net worth ratios, debt service coverage ratios, fixed charge coverage ratios and reporting requirements. As of March 31, 2017, we were in compliance with all such covenants and requirements on our mortgage loan payable and the Line of Credit. As of March 31, 2017, the weighted average effective interest rate on our outstanding debt, was 4.62% per annum.
Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loan payable and the Line of Credit; (ii) interest payments on our mortgage loan payable and the Line of Credit; and (iii) ground and other lease obligations as of March 31, 2017:

	Payments Due by Period
	2017	2018-2019	2020-2021	Thereafter	Total
Principal payments — fixed-rate debt	$192,000	$550,000	$611,000	$2,492,000	$3,845,000
Interest payments — fixed-rate debt	148,000	356,000	296,000	455,000	1,255,000
Principal payments — variable-rate debt	—	35,600,000	—	—	35,600,000
Interest payments — variable-rate debt (based on rates in effect as of March 31, 2017)	1,237,000	2,735,000	—	—	3,972,000
Ground and other lease obligations	100,000	255,000	256,000	7,336,000	7,947,000
Total	$1,677,000	$39,496,000	$1,163,000	$10,283,000	$52,619,000
Off-Balance Sheet Arrangements
As of March 31, 2017, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Inflation
During the three months ended March 31, 2017 and 2016, inflation has not significantly affected our operations because of the moderate inflation rate; however, we expect to be exposed to inflation risk as income from future long-term leases will be the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions will include negotiated rental increases, reimbursement billings for operating expense pass-through charges, and real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.
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
Changes in the accounting and reporting rules under GAAP that were put into effect and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed as operating expenses under GAAP. We believe these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use the proceeds raised in our offering to acquire properties, and we intend to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within five years after the completion of our offering stage, which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or the IPA, an industry trade group, has standardized a measure known as modified funds from operations, which the IPA has recommended as a supplemental performance measure for publicly registered, non-listed REITs, and which we believe to be another appropriate supplemental performance measure to reflect the operating performance of a publicly registered, non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income (loss) as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired and that we consider more reflective of investing activities, as well as other non-operating items included in FFO, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering stage has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the publicly registered, non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering stage and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering stage has been completed and properties have been acquired, as it excludes acquisition fees and expenses that have a negative effect on our operating performance during the periods in which properties are acquired.
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
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above- and below-market leases, change in deferred rent receivables and the adjustments of such items related to redeemable noncontrolling interest. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the three months ended March 31, 2017 and 2016. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offering to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent redeployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses are not reimbursed by our advisor or its affiliates and third parties, and therefore if there is no further cash on hand from the proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows. Certain acquisition related expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, we may pay acquisition fees or reimburse acquisition expenses due to our advisor and its affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties or ancillary cash flows. As a result, the amount of proceeds from borrowings available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offering.
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

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Net loss	$(85,000)	$(150,000)
Add:
Depreciation and amortization — consolidated properties	1,711,000	—
Less:
Net loss attributable to redeemable noncontrolling interest	—	—
FFO attributable to controlling interest	$1,626,000	$(150,000)

Acquisition related expenses(1)	$73,000	$—
Amortization of above- and below-market leases(2)	(34,000)	—
Change in deferred rent receivables(3)	(273,000)	—
Adjustments for redeemable noncontrolling interest(4)	—	—
MFFO attributable to controlling interest	$1,392,000	$(150,000)
Weighted average Class T and Class I common shares outstanding — basic and diluted	14,655,107	20,833
Net loss per Class T and Class I common share — basic and diluted	$(0.01)	$(7.20)
FFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$0.11	$(7.20)
MFFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$0.09	$(7.20)
___________

(1)
In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition related expenses, we believe MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Acquisition related expenses in connection with property acquisitions accounted for as business combinations under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.

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

(3)
Under GAAP, rental revenue or rental expense is recognized on a straight-line basis over the terms of the related lease (including rent holidays). This may result in income recognition that is significantly different than the underlying contract terms. By adjusting for the change in deferred rent receivables, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns results with our analysis of operating performance.

(4)	Includes all adjustments to eliminate the redeemable noncontrolling interest’s share of the adjustments described in notes (1) – (3) above to convert our FFO to MFFO.

Net Operating Income
Net operating income is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, acquisition related expenses, depreciation and amortization and interest expense. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offering to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent redeployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses are not reimbursed by our advisor or its affiliates and third parties, and therefore, if there is no further cash on hand from the proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows. As a result, the amount of proceeds available for investment, operations and non-operating expenses would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offering. Acquisition related expenses in connection with property acquisitions accounted for as business combinations under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.
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
To facilitate understanding of this financial measure, the following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to net operating income for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Net loss	$(85,000)	$(150,000)
General and administrative	748,000	150,000
Acquisition related expenses	73,000	—
Depreciation and amortization	1,711,000	—
Interest expense	418,000	—
Net operating income	$2,865,000	$—
Subsequent Event
For a discussion of a subsequent event, see Note 17, Subsequent Event, to our accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk. There were no material changes in our market risk exposures, or in the methods we use to manage market risk, from those that were provided for in our 2016 Annual Report on Form 10-K, as filed with the SEC on March 1, 2017.
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
As of March 31, 2017, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Fixed-rate debt — principal payments	$192,000	$268,000	$282,000	$297,000	$314,000	$2,492,000	$3,845,000	$4,045,000
Weighted average interest rate on maturing fixed-rate debt	—%	—%	—%	—%	—%	5.25%	—%	—
Variable-rate debt — principal payments	$—	$—	$35,600,000	$—	$—	$—	$35,600,000	$35,600,000
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of March 31, 2017)	—%	—%	4.55%	—%	—%	—%	—%	—
Mortgage Loan Payable, Net and Line of Credit
Mortgage loan payable was $3,845,000 ($3,901,000, including premium and deferred financing costs, net) as of March 31, 2017. As of March 31, 2017, we had one fixed-rate mortgage loan payable with an effective interest rate of 5.25% per annum. In addition, as of March 31, 2017, we had $35,600,000 outstanding under the Line of Credit, at a weighted-average interest rate of 4.55% per annum.
An increase in the variable interest rate on our variable-rate Line of Credit constitutes a market risk. As of March 31, 2017, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on our variable-rate Line of Credit by $180,000, or 13.65% of total annualized interest expense on our mortgage loan payable and the Line of Credit. See Note 6, Mortgage Loan Payable, Net, and Note 7, Line of Credit, to our accompanying condensed consolidated financial statements, for a further discussion.
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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2017 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2017, were effective at the reasonable assurance level.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
There were no material changes from the risk factors previously disclosed in our 2016 Annual Report on Form 10-K, as filed with the SEC on March 1, 2017, except as noted below.
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
We have used the net proceeds from our offering and our advisor has waived certain fees payable to it as discussed below, and in the future, may use the net proceeds from our offering, borrowed funds, or other sources, to pay cash distributions to our stockholders in order to qualify as a REIT, which may reduce the amount of proceeds available for investment and operations, cause us to incur additional interest expense as a result of borrowed funds or cause subsequent investors to experience dilution. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits, the excess amount will be deemed a return of capital.
On April 13, 2016, our board of directors authorized a daily distribution to our Class T stockholders of record as of the close of business on each day of the period from May 1, 2016 through June 30, 2016. Our advisor agreed to waive certain asset management fees that may otherwise be due to our advisor pursuant to the Advisory Agreement until such time as the amount of such waived asset management fees was equal to the amount of distributions payable to our stockholders for the period beginning on May 1, 2016 and ending on the date of the acquisition of our first property or real estate-related investment, as such terms are defined in the Advisory Agreement. Having raised the minimum offering in April 2016, the distributions declared for each record date in the May 2016 and June 2016 periods were paid in June 2016 and July 2016, respectively, from legally available funds. The daily distributions were calculated based on 365 days in the calendar year and were equal to $0.001643836 per share of our Class T common stock. These distributions were aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears. We acquired our first property on June 28, 2016, and as such, our advisor waived $80,000 in asset management fees equal to the amount of distributions paid from May 1, 2016 through June 27, 2016. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees.
On June 28, 2016, our board of directors authorized a daily distribution to our Class T stockholders of record as of the close of business on each day of the period commencing on July 1, 2016 and ending on September 30, 2016 and to our Class I stockholders of record as of the close of business on each day of the period commencing on the date that the first Class I share was sold and ending on September 30, 2016. Subsequently, our board of directors authorized on a quarterly basis a daily distribution to our Class T and Class I stockholders of record as of the close of business on each day of the quarterly periods commencing on October 1, 2016 and ending on June 30, 2017. The daily distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our Class T and Class I common stock. These distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears, only from legally available funds.
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
We did not pay any distributions for the three months ended March 31, 2016. The distributions paid for the three months ended March 31, 2017, along with the amount of distributions reinvested pursuant to the DRIP and the sources of distributions as compared to cash flows from operations were as follows:

	Three Months Ended
	March 31, 2017
Distributions paid in cash	$755,000
Distributions reinvested	1,063,000
	$1,818,000
Sources of distributions:
Cash flows from operations	$1,390,000	76.5%
Offering proceeds	428,000	23.5
	$1,818,000	100%
Under GAAP, acquisition related expenses in connection with property acquisitions accounted for as business combinations are expensed, and therefore, subtracted from cash flows from operations. However, these expenses may be paid from offering proceeds or debt.
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
As of March 31, 2017, we had an amount payable of $7,620,000 to our advisor or its affiliates primarily for the Contingent Advisor Payment and asset management fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
As of March 31, 2017, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than the $80,000 in asset management fees waived by our advisor discussed above. Other than the waiver of asset management fees by our advisor to provide us with additional funds to pay initial distributions to our stockholders through June 27, 2016, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer or continue to defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
We did not pay distributions for the three months ended March 31, 2016. The distributions paid for the three months ended March 31, 2017, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to FFO were as follows:

	Three Months Ended
	March 31, 2017
Distributions paid in cash	$755,000
Distributions reinvested	1,063,000
	$1,818,000
Sources of distributions:
FFO attributable to controlling interest	$1,626,000	89.4%
Offering proceeds	192,000	10.6
	$1,818,000	100%

The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as result of borrowed funds. For a further discussion of FFO, a non-GAAP financial measure, including a reconciliation of our GAAP net loss to FFO, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations.
A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.
To the extent that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. As of May 10, 2017, our properties located in Nevada, Alabama and Virginia accounted for approximately 28.9%, 24.5% and 11.2%, respectively, of the annualized base rent of our total property portfolio. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
A significant portion of our annual base rent may be concentrated in a small number of tenants. Therefore, non-renewals, terminations or lease defaults by any of these significant tenants could reduce our net income and have a negative effect on our ability to pay distributions to our stockholders.
As of May 10, 2017, rental payments by one of our tenants, Prime Healthcare Services – Reno, accounted for approximately 23.6% of our annual base rent. The success of our investments materially depends upon the financial stability of the tenants leasing the properties we own. Therefore, a non-renewal after the expiration of a lease term, termination, default or other failure to meet rental obligations by a significant tenant, such as Prime Healthcare Services – Reno, would significantly lower our net income. These events could cause us to reduce the amount of distributions to our stockholders.
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
On May 4, 2017, members of the House of Representatives approved legislation to repeal portions of the Healthcare Reform Act. The legislation still must be approved by the Senate, where it is expected to be debated at length and may not be approved. Alternatively, any final bill that is approved by the Senate, the House of Representatives and the President may have modifications from the version approved by the House of Representatives on May 4, 2017. The current legislation approved by the House of Representatives focuses upon, among other items, modifying the individual responsibility to purchase insurance, modifying employer obligations to purchase insurance and modifying the funding for Medicaid programs. The legislation could impact the number of individuals that have insurance to pay for healthcare services, which could impact our tenants’ collections. At this time, it is uncertain whether any healthcare reform legislation will ultimately become law. If our tenants’ patients do not have insurance, it could adversely impact the tenants’ ability to pay rent and operate a practice.
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
On May 4, 2017, members of the House of Representatives approved legislation to repeal portions of the Healthcare Reform Act. The legislation still must be approved by the Senate, where it is expected to be debated at length and may not be approved. Alternatively, any final bill that is approved by the Senate, the House of Representatives and the President may have modifications from the version approved by the House of Representatives on May 4, 2017. The current legislation approved by the House of Representatives focuses upon, among other items, modifying the individual responsibility to purchase insurance, modifying employer obligations to purchase insurance and modifying the funding for Medicaid programs. The legislation could impact the number of individuals that have insurance to pay for healthcare services, which could impact our tenants’ collections. At this time, it is uncertain whether any healthcare reform legislation will ultimately become law. If our tenants’ patients do not have insurance, it could adversely impact the tenants’ ability to pay rent and operate a practice.
The U.S. Department of Labor has issued a final regulation revising the definition of “fiduciary” and the scope of “investment advice” under ERISA, which may have a negative impact on our ability to raise capital.
On April 8, 2016, the U.S. Department of Labor, or DOL, issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Code. The final regulation broadens the definition of fiduciary by expanding the range of activities that would be considered to be fiduciary investment advice under ERISA and is accompanied by new and revised prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Code (including IRAs). Under the final regulation, a person is deemed to be providing investment advice if that person renders advice as to the advisability of investing in our shares, and that person regularly provides investment advice to the plan pursuant to a mutual agreement or understanding that such advice will serve as the primary basis for investment decisions, and that the advice will be individualized for the plan based on its particular needs. The final regulation and the related exemptions were expected to become applicable for investment transactions on and after April 10, 2017, but generally should not apply to purchases of our shares before the final regulation becomes applicable. However, on February 3, 2017, the President asked for additional review of this regulation; the results of such review are unknown. In response, on March 2, 2017, the DOL published a notice seeking public comments on, among other things, a proposal to adopt a 60-day delay of the April 10 applicability date of the final regulation. On April 7, 2017, the DOL published a final rule extending for 60 days the applicability date of the final regulation, to June 9, 2017.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
None.
Use of Public Offering Proceeds
Our Registration Statement on Form S-11 (File No. 333-205960), registering a public offering of up to $3,150,000,000 in shares of our common stock, was declared effective under the Securities Act on February 16, 2016. Griffin Capital Securities, LLC is the dealer manager of our offering. Commencing on February 16, 2016, we offered to the public up to $3,150,000,000 in shares of our Class T common stock consisting of up to $3,000,000,000 in shares of our Class T common stock at a price of $10.00 per share in our primary offering and up to $150,000,000 in shares of our Class T common stock for $9.50 per share pursuant to the DRIP. Effective June 17, 2016, we reallocated certain of the unsold shares of Class T common stock being offered and began offering shares of Class I common stock, such that we are currently offering up to approximately $2,800,000,000 in shares of Class T common stock and $200,000,000 in shares of Class I common stock in our primary offering, and up to an aggregate of $150,000,000 in shares of our Class T and Class I common stock pursuant to the DRIP, aggregating up to $3,150,000,000. The shares of our Class T common stock in our primary offering are being offered at a price of $10.00 per share. The shares of our Class I common stock in our primary offering were being offered at a price of $9.30 per share prior to March 1, 2017 and are being offered at a price of $9.21 per share for all shares offered effective March 1, 2017. The shares of our Class T and Class I common stock issued pursuant to the DRIP were sold at a price of $9.50 per share prior to January 1, 2017 and are sold at a price of $9.40 per share for all shares issued pursuant to the DRIP effective January 1, 2017. After our board of directors determines an estimated NAV per share of our common stock, share prices are expected to be adjusted to reflect the estimated NAV per share and, in the case of shares offered pursuant to our primary offering, up-front selling commissions and dealer manager fees other than those funded by our advisor, and participants in the DRIP will receive Class T shares and Class I shares, as applicable, at the most recently published estimated NAV per share of our common stock.

We reserve the right to reallocate the shares of common stock we are offering between the primary offering and the DRIP, and among classes of stock.
As of March 31, 2017, we had received and accepted subscriptions in our offering for 17,878,657 shares of Class T common stock and 988,560 shares of Class I common stock, or approximately $178,520,000 and $9,171,000, respectively, excluding shares of our common stock issued pursuant to the DRIP. As of March 31, 2017, a total of $1,820,000 in Class T distributions and $39,000 in Class I distributions were reinvested pursuant to the DRIP and 192,736 shares of Class T common stock and 4,128 shares of Class I common stock were issued pursuant to the DRIP.
Our equity raise as of March 31, 2017 resulted in the following:

Amount
Gross offering proceeds — Class T and Class I common stock	$187,691,000
Gross offering proceeds from Class T and Class I shares issued pursuant to the DRIP	1,859,000
Total gross offering proceeds	189,550,000
Less public offering expenses:
Selling commissions	5,115,000
Dealer manager fees	5,547,000
Advisor funding of dealer manager fees	(3,708,000)
Other organizational and offering expenses	3,748,000
Advisor funding of other organizational and offering expenses	(3,748,000)
Net proceeds from our offering	$182,596,000
The cost of raising funds in our offering as a percentage of gross proceeds received in our primary offering was 3.7% as of March 31, 2017. As of March 31, 2017, we had used $170,395,000 in proceeds from our offering to purchase properties from unaffiliated third parties, $4,780,000 to pay acquisition fees and acquisition related expenses to affiliated parties, $1,774,000 to pay acquisition related expenses to unaffiliated parties and $1,160,000 to pay deferred financing costs on our mortgage loan payable and the Line of Credit.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
During the period covered by this Quarterly Report on Form 10-Q, we did not repurchase any of our securities.
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

Griffin-American Healthcare REIT IV, Inc. (Registrant)

May 10, 2017	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

May 10, 2017	By:	/s/ BRIAN S. PEAY
Date		Brian S. Peay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Third Articles of Amendment and Restatement of Griffin-American Healthcare REIT IV, Inc., dated December 28, 2015 (included as Exhibit 3.1 to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-205960) filed January 5, 2016 and incorporated herein by reference)

3.2
Articles Supplementary of Griffin-American Healthcare REIT IV, Inc. filed May 25, 2016 (included as Exhibit 3.1 to our Current Report on Form 8-K filed May 26, 2016 and incorporated herein by reference)

3.3
Second Amended and Restated Bylaws of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 3.2 to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-205960) filed January 5, 2016 and incorporated herein by reference)

4.1
Form of Subscription Agreement of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.1 to Post-effective Amendment No. 7 to our Registration Statement on Form S-11 (File No. 333-205960) filed March 29, 2017 and incorporated herein by reference)

4.2
Amended and Restated Distribution Reinvestment Plan of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.2 to Post-effective Amendment No. 7 to our Registration Statement on Form S-11 (File No. 333-205960) filed March 29, 2017 and incorporated herein by reference)

4.3
Escrow Agreement by and among Griffin-American Healthcare REIT IV, Inc., Griffin Capital Securities, LLC and UMB Bank, N.A., dated February 16, 2016 (included as Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed March 7, 2016 and incorporated herein by reference)

10.1
Amendment No. 2 to Dealer Manager Agreement by and among Griffin-American Healthcare REIT IV, Inc., Griffin Capital Securities, LLC and Griffin-American Healthcare REIT IV Advisor, LLC, dated February 13, 2017 and effective as of March 1, 2017 (included as Exhibit 10.1 to our Current Report on Form 8-K filed February 17, 2017 and incorporated herein by reference)

10.2
Agreement of Purchase and Sale and Joint Escrow Instructions by and between Arlington Medical Properties, LLC, Universal Health Realty Income Trust and GAHC4 Reno NV MOB, LLC, dated February 16, 2017 (included as Exhibit 10.1 to our Current Report on Form 8-K filed February 17, 2017 and incorporated herein by reference)

10.3
First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions by and among Arlington Medical Properties, LLC, Universal Health Realty Income Trust, GAHC4 Reno NV MOB, LLC and First American Title Insurance Company, dated March 8, 2017 (included as Exhibit 10.1 to our Current Report on Form 8-K filed March 13, 2017 and incorporated herein by reference)

10.4
Purchase and Sale Agreement by and between GAHC4 SW Illinois Senior Housing Portfolio, LLC, A&M Property Holding, LLC and Garden Place, LLC, dated March 13, 2017 (included as Exhibit 10.1 to our Current Report on Form 8-K filed March 17, 2017 and incorporated herein by reference)

10.5
Closing Agreement by and between GAHC4 SW Illinois Senior Housing Portfolio, LLC and CSL Illinois I, LLC, dated March 13, 2017 (included as Exhibit 10.2 to our Current Report on Form 8-K filed March 17, 2017 and incorporated herein by reference)

10.6
Amendment No. 3 to Dealer Manager Agreement by and among Griffin-American Healthcare REIT IV, Inc., Griffin Capital Securities, LLC and Griffin-American Healthcare REIT IV Advisor, LLC, dated March 29, 2017 (included as Exhibit 1.4 to Post-effective Amendment No. 7 to our Registration Statement on Form S-11 (File No. 333-205960) filed March 29, 2017 and incorporated herein by reference)

10.7
Share Repurchase Plan of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.3 to Post-effective Amendment No. 7 to our Registration Statement on Form S-11 (File No. 333-205960) filed March 29, 2017 and incorporated herein by reference)

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