Form 10-Q
period 2017-06-30
Griffin-American Healthcare REIT IV, Inc.
filed 2017-08-09
CIK 1632970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of August 4, 2017, there were 30,196,109 shares of Class T common stock and 1,665,501 shares of Class I common stock of Griffin-American Healthcare REIT IV, Inc. outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2017 and December 31, 2016
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Real estate investments, net	$306,518,000	$117,942,000
Cash and cash equivalents	3,247,000	2,237,000
Accounts and other receivables, net	1,224,000	1,299,000
Restricted cash	16,000	—
Real estate deposits	21,000	200,000
Identified intangible assets, net	36,114,000	19,673,000
Other assets, net	2,334,000	1,407,000
Total assets	$349,474,000	$142,758,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans payable, net(1)	$11,691,000	$3,965,000
Line of Credit(1)	71,100,000	33,900,000
Accounts payable and accrued liabilities(1)	14,160,000	5,426,000
Accounts payable due to affiliates(1)	8,024,000	5,531,000
Identified intangible liabilities, net	1,406,000	1,063,000
Security deposits and prepaid rent(1)	1,026,000	616,000
Total liabilities	107,407,000	50,501,000

Commitments and contingencies (Note 9)

Redeemable noncontrolling interest (Note 10)	2,000	2,000

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Class T common stock, $0.01 par value per share; 900,000,000 shares authorized; 27,185,036 and 11,000,433 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	271,000	110,000
Class I common stock, $0.01 par value per share; 100,000,000 shares authorized; 1,476,775 and 377,006 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	15,000	4,000
Additional paid-in capital	254,364,000	99,492,000
Accumulated deficit	(12,585,000)	(7,351,000)
Total stockholders’ equity	242,065,000	92,255,000
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$349,474,000	$142,758,000
___________

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
As of June 30, 2017 and December 31, 2016
(Unaudited)

(1)
Such liabilities of Griffin-American Healthcare REIT IV, Inc. as of June 30, 2017 and December 31, 2016 represented liabilities of Griffin-American Healthcare REIT IV Holdings, LP, a variable interest entity and consolidated subsidiary of Griffin-American Healthcare REIT IV, Inc. The creditors of Griffin-American Healthcare REIT IV Holdings, LP do not have recourse against Griffin-American Healthcare REIT IV, Inc., except for the Line of Credit, as defined in Note 7, held by Griffin-American Healthcare REIT IV Holdings, LP in the amount of $71,100,000 and $33,900,000 as of June 30, 2017 and December 31, 2016, respectively, which is guaranteed by Griffin-American Healthcare REIT IV, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Real estate revenue	$6,198,000	$26,000	$10,250,000	$26,000
Expenses:
Rental expenses	1,611,000	23,000	2,798,000	23,000
General and administrative	952,000	246,000	1,700,000	396,000
Acquisition related expenses	140,000	370,000	213,000	370,000
Depreciation and amortization	2,466,000	—	4,177,000	—
Total expenses	5,169,000	639,000	8,888,000	789,000
Income (loss) from operations	1,029,000	(613,000)	1,362,000	(763,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt premium)	(409,000)	—	(827,000)	—
Interest income	1,000	—	1,000	—
Net income (loss)	621,000	(613,000)	536,000	(763,000)
Less: net income (loss) attributable to redeemable noncontrolling interest	—	—	—	—
Net income (loss) attributable to controlling interest	$621,000	$(613,000)	$536,000	$(763,000)
Net income (loss) per Class T and Class I common share attributable to controlling interest — basic and diluted	$0.03	$(0.96)	$0.03	$(2.32)
Weighted average number of Class T and Class I common shares outstanding — basic and diluted	24,035,973	635,808	19,371,454	328,321
Distributions declared per Class T and Class I common share	$0.15	$0.10	$0.30	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE — December 31, 2016	11,377,439	$114,000	$99,492,000	$(7,351,000)	$92,255,000
Issuance of common stock	16,978,248	169,000	168,724,000	—	168,893,000
Offering costs — common stock	—	—	(16,693,000)	—	(16,693,000)
Issuance of common stock under the DRIP	305,798	3,000	2,871,000	—	2,874,000
Issuance of vested and nonvested restricted common stock	7,500	—	15,000	—	15,000
Amortization of nonvested common stock compensation	—	—	24,000	—	24,000
Repurchase of common stock	(7,174)	—	(69,000)	—	(69,000)
Distributions declared	—	—	—	(5,770,000)	(5,770,000)
Net income	—	—	—	536,000	536,000
BALANCE — June 30, 2017	28,661,811	$286,000	$254,364,000	$(12,585,000)	$242,065,000

	Stockholders’ Equity
	Class T Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE — December 31, 2015	20,833	$—	$200,000	$—	$200,000	$2,000	$202,000
Issuance of common stock	1,633,069	17,000	16,242,000	—	16,259,000	—	16,259,000
Offering costs — common stock	—	—	(3,766,000)	—	(3,766,000)	—	(3,766,000)
Issuance of common stock under the DRIP	2,003	—	19,000	—	19,000	—	19,000
Issuance of vested and nonvested restricted common stock	15,000	—	30,000	—	30,000	—	30,000
Amortization of nonvested common stock compensation	—	—	22,000	—	22,000	—	22,000
Reclassification of noncontrolling interest to mezzanine equity	—	—	—	—	—	(2,000)	(2,000)
Distributions declared	—	—	—	(88,000)	(88,000)	—	(88,000)
Net loss	—	—	—	(763,000)	(763,000)	—	(763,000)
BALANCE — June 30, 2016	1,670,905	$17,000	$12,747,000	$(851,000)	$11,913,000	$—	$11,913,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$536,000	$(763,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,177,000	—
Other amortization (including deferred financing costs, above/below-market leases, leasehold interests, above-market leasehold interests and debt premium)	157,000	—
Deferred rent	(556,000)	—
Stock based compensation	39,000	52,000
Share discounts	3,000	40,000
Bad debt expense	69,000	—
Changes in operating assets and liabilities:
Accounts and other receivables	(103,000)	(21,000)
Other assets	(326,000)	(152,000)
Accounts payable and accrued liabilities	963,000	126,000
Accounts payable due to affiliates	123,000	14,000
Prepaid rent	(109,000)	(5,000)
Net cash provided by (used in) operating activities	4,973,000	(709,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate investments	(199,164,000)	(5,404,000)
Capital expenditures	(33,000)	—
Restricted cash	(16,000)	—
Real estate deposits	179,000	(150,000)
Net cash used in investing activities	(199,034,000)	(5,554,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on mortgage loan payable	(125,000)	—
Borrowings under the Line of Credit	172,100,000	—
Payments on the Line of Credit	(134,900,000)	—
Proceeds from issuance of common stock	169,003,000	15,644,000
Deferred financing costs	(164,000)	—
Repurchase of common stock	(69,000)	—
Payment of offering costs	(8,697,000)	(519,000)
Distributions paid	(2,077,000)	(12,000)
Net cash provided by financing activities	195,071,000	15,113,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,010,000	8,850,000
CASH AND CASH EQUIVALENTS — Beginning of period	2,237,000	202,000
CASH AND CASH EQUIVALENTS — End of period	$3,247,000	$9,052,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$672,000	$—
Income taxes	$7,000	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Investing Activities:
Accrued capital expenditures	$719,000	$—

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Six Months Ended June 30,
	2017	2016
The following represents the increase in certain assets and liabilities in connection with our acquisitions of real estate investments:
Other assets	$122,000	$21,000
Mortgage loan payable	$8,000,000	$—
Accounts payable and accrued liabilities	$743,000	$4,000
Security deposits and prepaid rent	$519,000	$5,000
Financing Activities:
Issuance of common stock under the DRIP	$2,874,000	$19,000
Distributions declared but not paid	$1,351,000	$57,000
Accrued Contingent Advisor Payment	$7,774,000	$2,717,000
Accrued stockholder servicing fee	$9,603,000	$507,000
Reclassification of noncontrolling interest to mezzanine equity	$—	$2,000
Accrued deferred financing costs	$11,000	$—
Receivable from transfer agent	$906,000	$552,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended June 30, 2017 and 2016
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT IV, Inc. and its subsidiaries, including Griffin-American Healthcare REIT IV Holdings, LP, except where the context otherwise requires.
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
On February 16, 2016, we commenced our initial public offering, or our offering, in which we were offering to the public up to $3,150,000,000 in shares of our Class T common stock, consisting of up to $3,000,000,000 in shares of our Class T common stock at a price of $10.00 per share in our primary offering and up to $150,000,000 in shares of our Class T common stock for $9.50 per share pursuant to our distribution reinvestment plan, as amended, or the DRIP. Effective June 17, 2016, we reallocated certain of the unsold shares of Class T common stock being offered and began offering shares of Class I common stock, such that we are currently offering up to approximately $2,800,000,000 in shares of Class T common stock and $200,000,000 in shares of Class I common stock in our primary offering, and up to an aggregate of $150,000,000 in shares of our Class T and Class I common stock pursuant to the DRIP, aggregating up to $3,150,000,000. The shares of our Class T common stock in our primary offering are being offered at a price of $10.00 per share. The shares of our Class I common stock in our primary offering were being offered at a price of $9.30 per share prior to March 1, 2017, and are being offered at a price of $9.21 per share for all shares offered effective March 1, 2017. The shares of our Class T and Class I common stock issued pursuant to the DRIP were sold at a price of $9.50 per share prior to January 1, 2017, and are sold at a price of $9.40 per share for all shares issued pursuant to the DRIP effective January 1, 2017. After our board of directors determines an estimated net asset value, or NAV, per share of our common stock, share prices are expected to be adjusted to reflect the estimated NAV per share and, in the case of shares offered pursuant to our primary offering, up-front selling commissions and dealer manager fees other than those funded by Griffin-American Healthcare REIT IV Advisor, LLC, or Griffin-American Healthcare REIT IV Advisor, or our advisor. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and the DRIP, and among classes of stock. As of June 30, 2017, we had received and accepted subscriptions in our offering for 28,236,137 aggregate shares of our Class T and Class I common stock, or approximately $280,969,000, excluding shares of our common stock issued pursuant to the DRIP.
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
We currently operate through two reportable business segments — medical office buildings and senior housing. As of June 30, 2017, we had completed 16 real estate acquisitions whereby we owned 27 properties, comprising 28 buildings, or approximately 1,338,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $341,245,000.

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
Basis of Presentation
Our accompanying condensed consolidated financial statements include our accounts and those of our operating partnership and the wholly owned subsidiaries of our operating partnership, as well as any variable interest entities, or VIEs, in which we are the primary beneficiary. We evaluate our ability to control an entity, and whether the entity is a VIE and we are the primary beneficiary, by considering substantive terms of the arrangement and identifying which enterprise has the power to direct the activities of the entity that most significantly impacts the entity’s economic performance as defined in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 810, Consolidation, or ASC Topic 810.
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of June 30, 2017 and December 31, 2016, we owned greater than a 99.99% general partnership interest therein. Our advisor is a limited partner, and as of June 30, 2017 and December 31, 2016, owned less than a 0.01% noncontrolling limited partnership interest in our operating partnership.
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
As of June 30, 2017 and December 31, 2016, we had $67,000 and $0, respectively, in allowance for uncollectible accounts, which was determined necessary to reduce receivables to our estimate of the amount recoverable. For the three and six months ended June 30, 2017 and 2016, we did not write off any of our receivables directly to bad debt expense. For the three and six months ended June 30, 2017 and 2016, we did not write off any receivables against the allowance for uncollectible accounts.
As of June 30, 2017 and December 31, 2016, we did not have any allowance for uncollectible accounts for deferred rent receivables. For the three and six months ended June 30, 2017, $2,000 of our deferred rent receivables were directly written off to bad debt expense. For the three and six months ended June 30, 2016, we did not write off any of our deferred rent receivables directly to bad debt expense.
Property Acquisitions
In accordance with ASC Topic 805, Business Combinations, and Accounting Standards Update, or ASU, 2017-01, Clarifying the Definition of a Business, or ASU 2017-01, we determine whether a transaction is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the assets acquired and liabilities assumed are not a business, we account for the transaction as an asset acquisition. Under both methods, we recognize the identifiable assets acquired and liabilities assumed; however, for a transaction accounted for as an asset acquisition, we allocate the purchase price to the identifiable assets acquired and liabilities assumed based on their relative fair values. We immediately expense acquisition related expenses associated with a business combination and capitalize acquisition related expenses directly associated with an asset acquisition. As a result of our early adoption of ASU 2017-01 on January 1, 2017, we accounted for the seven property acquisitions we completed for the six months ended June 30, 2017 as asset acquisitions rather than business combinations. See Note 3, Real Estate Investments, Net, for a further discussion. For the six months ended June 30, 2016, we completed one property acquisition, which we accounted for as a business combination. See Note 14, Business Combinations, for a further discussion.
Recently Issued or Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which replaces the existing accounting standards for revenue recognition. ASU 2014-09 provides a five-step framework to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration expected to be received in exchange for those goods or services. Since its issuance, the FASB has amended several aspects of ASU 2014-09, including provisions that address principal-versus-agent implementation guidance and identifying performance obligations. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017. It may be adopted either by restating all years presented in the financial statements or by recording the impact of adoption as an adjustment to retained earnings at the beginning of the year of adoption. Our primary source of revenue is generated through leasing arrangements, which are excluded from ASU 2014-09 and its amendments; however, we expect that the adoption of ASU 2014-09 and its amendments on January 1, 2018 will impact the recognition of non-lease revenue, such as certain resident fees for any healthcare-related facilities we acquire and operate in the future utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Code authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008).
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
In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, or ASU 2017-09, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Modification accounting is only applied if the value, the vesting conditions or the classification of the award (or equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted. We do not expect the adoption of ASU 2017-09 on January 1, 2018 to have a material impact on our consolidated financial statements.
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Building and improvements	$274,015,000	$106,442,000
Land	36,122,000	12,322,000
	310,137,000	118,764,000
Less: accumulated depreciation	(3,619,000)	(822,000)
	$306,518,000	$117,942,000
Depreciation expense for the three and six months ended June 30, 2017 was $1,665,000 and $2,805,000, respectively. We did not incur any depreciation expense for the three and six months ended June 30, 2016.
For the three months ended June 30, 2017, we incurred capital expenditures of $44,000 on our medical office buildings and $0 on our senior housing facilities. In addition to the acquisitions discussed below, for the six months ended June 30, 2017, we incurred capital expenditures of $752,000 on our medical office buildings and $0 on our senior housing facilities.
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors. For the three and six months ended June 30, 2017 and 2016, such fees and expenses paid did not exceed 6.0% of the contract purchase price of our property acquisitions, except with respect to our acquisitions of Auburn MOB and Pottsville MOB. Our directors, including a majority of our independent directors, not otherwise interested in the transactions, approved the reimbursement of fees and

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

expenses to our advisor or its affiliates with the acquisitions of Auburn MOB and Pottsville MOB in excess of the 6.0% limit and determined that such fees and expenses were commercially fair and reasonable to us.
Acquisitions in 2017
For the six months ended June 30, 2017, using net proceeds from our offering and debt financing, we completed seven property acquisitions comprising 16 buildings from unaffiliated third parties. The aggregate contract purchase price of these properties was $202,425,000 and we incurred $9,109,000 in total acquisition fees to our advisor in connection with these property acquisitions. The following is a summary of our property acquisitions for the six months ended June 30, 2017:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Mortgage Loan Payable(2)	Line of Credit(3)	Total Acquisition Fee(4)
Battle Creek MOB	Battle Creek, MI	Medical Office	03/10/17	$7,300,000	$—	$—	$328,000
Reno MOB	Reno, NV	Medical Office	03/13/17	66,250,000	—	60,000,000	2,982,000
Athens MOB Portfolio	Athens, GA	Medical Office	05/18/17	16,800,000	—	7,800,000	756,000
SW Illinois Senior Housing Portfolio	Columbia, Millstadt, Red Bud and Waterloo, IL	Senior Housing	05/22/17	31,800,000	—	31,700,000	1,431,000
Lawrenceville MOB	Lawrenceville, GA	Medical Office	06/12/17	11,275,000	8,000,000	3,000,000	507,000
Northern California Senior Housing Portfolio	Belmont, Fairfield, Menlo Park and Sacramento, CA	Senior Housing	06/28/17	45,800,000	—	21,600,000	2,061,000
Roseburg MOB	Roseburg, OR	Medical Office	06/29/17	23,200,000	—	23,000,000	1,044,000
Total				$202,425,000	$8,000,000	$147,100,000	$9,109,000
___________

(1)	We own 100% of our properties acquired in 2017.

(2)	Represents the principal balance of the mortgage loan payable assumed by us at the time of acquisition.

(3)	Represents a borrowing under the Line of Credit, as defined in Note 7, Line of Credit, at the time of acquisition.

(4)
Our advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, a base acquisition fee of 2.25% of the aggregate contract purchase price upon the closing of the acquisition. In addition, the total acquisition fee includes a Contingent Advisor Payment, as defined in Note 12, Related Party Transactions, in the amount of 2.25% of the aggregate contract purchase price of the property acquired, which shall be paid by us to our advisor, subject to the satisfaction of certain conditions. See Note 12, Related Party Transactions — Acquisition and Development Stage — Acquisition Fee, for a further discussion.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We accounted for the seven property acquisitions we completed for the six months ended June 30, 2017 as asset acquisitions. We incurred base acquisition fees and direct acquisition related expenses of $6,455,000, which were capitalized in accordance with our early adoption of ASU 2017-01. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed from our seven property acquisitions in 2017:

2017 Acquisitions
Building and improvements	$166,828,000
Land	23,800,000
In-place leases	17,802,000
Above-market leases	127,000
Total assets acquired	208,557,000
Mortgage loan payable	8,000,000
Below-market leases	85,000
Above-market leasehold interests	395,000
Total liabilities assumed	8,480,000
Net assets acquired	$200,077,000
4. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
In-place leases, net of accumulated amortization of $1,802,000 and $430,000 as of June 30, 2017 and December 31, 2016, respectively (with a weighted average remaining life of 9.6 years and 8.1 years as of June 30, 2017 and December 31, 2016, respectively)	$28,934,000	$12,504,000
Leasehold interests, net of accumulated amortization of $71,000 and $22,000 as of June 30, 2017 and December 31, 2016, respectively (with a weighted average remaining life of 71.0 years and 71.5 years as of June 30, 2017 and December 31, 2016, respectively)	6,341,000	6,390,000
Above-market leases, net of accumulated amortization of $97,000 and $31,000 as of June 30, 2017 and December 31, 2016, respectively (with a weighted average remaining life of 6.1 years and 6.3 years as of June 30, 2017 and December 31, 2016, respectively)	839,000	779,000
	$36,114,000	$19,673,000
Amortization expense on identified intangible assets for the three and six months ended June 30, 2017 was $859,000 and $1,487,000 respectively, which included $33,000 and $66,000, respectively, of amortization recorded against real estate revenue for above-market leases and $25,000 and $49,000, respectively, of amortization recorded to rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations. We did not incur any amortization expense on identified intangible assets for the three and six months ended June 30, 2016.
The aggregate weighted average remaining life of the identified intangible assets was 20.3 years and 28.6 years as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, estimated amortization expense on the identified intangible assets for the six months ending December 31, 2017 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2017	$2,390,000
2018	4,417,000
2019	4,041,000
2020	3,526,000
2021	3,168,000
Thereafter	18,572,000
$36,114,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

5. Other Assets, Net
Other assets, net consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Deferred financing costs, net of accumulated amortization of $289,000 and $112,000 as of June 30, 2017 and December 31, 2016, respectively(1)	$778,000	$943,000
Deferred rent receivables	761,000	207,000
Prepaid expenses and deposits	693,000	257,000
Lease commissions	102,000	—
	$2,334,000	$1,407,000
___________

(1)
In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03, and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, or ASU 2015-15, deferred financing costs only include costs related to the Line of Credit, as defined in Note 7, Line of Credit.

Amortization expense on deferred financing costs of the Line of Credit for the three and six months ended June 30, 2017 was $90,000 and $177,000, respectively. Amortization expense on deferred financing costs of the Line of Credit is recorded to interest expense in our accompanying condensed consolidated statements of operations. We did not incur any amortization expense on deferred financing costs of the Line of Credit for the three and six months ended June 30, 2016.
6. Mortgage Loans Payable, Net
Mortgage loans payable were $11,782,000 ($11,691,000, including premium and deferred financing costs, net) and $3,908,000 ($3,965,000, including premium and deferred financing costs, net) as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, we had two fixed-rate mortgage loans, with interest rates ranging from 4.77% to 5.25% per annum, maturity dates ranging from April 1, 2020 to August 1, 2029 and a weighted average effective interest rate of 4.92%. As of December 31, 2016, we had one fixed-rate mortgage loan with an interest rate of 5.25% per annum and a maturity date of August 1, 2029.
We did not have any mortgage loans payable, net as of June 30, 2016. The changes in the carrying amount of mortgage loans payable, net consisted of the following for the six months ended June 30, 2017:

Amount
Beginning balance — December 31, 2016	$3,965,000
Additions:
Assumption of mortgage loan payable	8,000,000
Amortization of deferred financing costs(1)	8,000
Deductions:
Deferred financing costs(1)	(151,000)
Scheduled principal payments on mortgage loan payable	(125,000)
Amortization of premium on mortgage loan payable	(6,000)
Ending balance — June 30, 2017	$11,691,000
___________

(1)	In accordance with ASU 2015-03 and ASU 2015-15, deferred financing costs only include costs related to our mortgage loans payable.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of June 30, 2017, the principal payments due on our mortgage loans payable for the six months ending December 31, 2017 and for each of the next four years ending December 31 and thereafter were as follows:

Year	Amount
2017	$148,000
2018	386,000
2019	407,000
2020	8,035,000
2021	314,000
Thereafter	2,492,000
$11,782,000
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
As of June 30, 2017 and December 31, 2016, our aggregate borrowing capacity under the Line of Credit was $100,000,000. As of June 30, 2017 and December 31, 2016, borrowings outstanding totaled $71,100,000 and $33,900,000, respectively, and $28,900,000 and $66,100,000, respectively, remained available under the Line of Credit. As of June 30, 2017 and December 31, 2016, the weighted average interest rate on borrowings outstanding was 4.16% and 4.30% per annum, respectively.
8. Identified Intangible Liabilities, Net
Identified intangible liabilities, net consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Below-market leases, net of accumulated amortization of $195,000 and $60,000 as of June 30, 2017 and December 31, 2016, respectively (with a weighted average remaining life of 5.7 years and 5.4 years as of June 30, 2017 and December 31, 2016, respectively)	$1,013,000	$1,063,000
Above-market leasehold interests, net of accumulated amortization of $2,000 and $0 as of June 30, 2017 and December 31, 2016, respectively (with a weighted average remaining life of 52.7 years and 0 years as of June 30, 2017 and December 31, 2016, respectively)	393,000	—
	$1,406,000	$1,063,000
Amortization expense on identified intangible liabilities for the three and six months ended June 30, 2017 was $69,000 and $137,000, respectively, which included $68,000 and $135,000, respectively, of amortization recorded to real estate revenue for below-market leases and $1,000 and $2,000, respectively, of amortization recorded to rental expenses for above-market leasehold interests in our accompanying condensed consolidated statements of operations. We did not incur any amortization expense on identified intangible liabilities for the three and six months ended June 30, 2016.
The aggregate weighted average remaining life of the identified intangible liabilities was 18.8 years and 5.4 years as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, estimated amortization expense on identified intangible liabilities for the six months ending December 31, 2017 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2017	$140,000
2018	279,000
2019	251,000
2020	88,000
2021	65,000
Thereafter	583,000
$1,406,000
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
10. Redeemable Noncontrolling Interest
As of June 30, 2017 and December 31, 2016, we owned greater than a 99.99% general partnership interest in our operating partnership, and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. The noncontrolling interest of our advisor in our operating partnership, which has redemption features outside of our control, is accounted for as a redeemable noncontrolling interest and is presented outside of permanent equity in our accompanying condensed consolidated balance sheets. See Note 11, Equity — Noncontrolling Interest of Limited Partner in Operating Partnership, for a further discussion. In addition, see Note 12, Related Party Transactions — Liquidity Stage — Subordinated Participation Interest — Subordinated Distribution Upon Listing, and Note 12, Related Party Transactions — Subordinated Distribution Upon Termination, for a further discussion of the redemption features of the limited partnership units.
We record the carrying amount of redeemable noncontrolling interest at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss and distributions; or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interest consisted of the following for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Beginning balance	$2,000	$—
Reclassification from equity	—	2,000
Net income (loss) attributable to redeemable noncontrolling interest	—	—
Ending balance	$2,000	$2,000
11. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of June 30, 2017 and December 31, 2016, no shares of preferred stock were issued and outstanding.
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
On February 6, 2015, our advisor acquired shares of our Class T common stock for total cash consideration of $200,000 and was admitted as our initial stockholder. We used the proceeds from the sale of shares of our Class T common stock to our advisor to make an initial capital contribution to our operating partnership. As of June 30, 2017 and December 31, 2016, our advisor owned 20,833 shares of our Class T common stock.
Through June 30, 2017, we had issued 28,236,137 aggregate shares of our Class T and Class I common stock in connection with the primary portion of our offering and 389,515 aggregate shares of our Class T and Class I common stock pursuant to the DRIP. We also granted an aggregate of 22,500 shares of our restricted Class T common stock to our independent directors and repurchased 7,174 shares of our common stock under our share repurchase plan through June 30, 2017. As of June 30, 2017 and December 31, 2016, we had 28,661,811 and 11,377,439 aggregate shares of our Class T and Class I common stock, respectively, issued and outstanding.
As of June 30, 2017, we had a receivable of $906,000 for offering proceeds, net of selling commissions and dealer manager fees, from our transfer agent, which was received in July 2017.
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
For the three and six months ended June 30, 2017, $1,811,000 and $2,874,000, respectively, in distributions were reinvested and 192,651 and 305,798 shares of our common stock, respectively, were issued pursuant to the DRIP. For the three and six months ended June 30, 2016, $19,000 in distributions were reinvested and 2,003 shares of our common stock were issued pursuant to the DRIP. As of June 30, 2017 and December 31, 2016, a total of $3,670,000 and $796,000, respectively, in distributions were reinvested that resulted in 389,515 and 83,717 shares of our common stock, respectively, being issued pursuant to the DRIP.
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
For the three and six months ended June 30, 2017, we received share repurchase requests and repurchased 7,174 shares of our common stock for an aggregate of $69,000 at an average repurchase price of $9.66 per share. No share repurchases were requested or made for the three and six months ended June 30, 2016.
As of June 30, 2017, we received share repurchase requests and repurchased 7,174 shares of our common stock for an aggregate of $69,000 at an average repurchase price of $9.66 per share. All shares were repurchased using proceeds we received from the sale of shares of our common stock pursuant to the DRIP. As of December 31, 2016, no share repurchases were requested or made.
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
Through June 30, 2017, we granted an aggregate of 22,500 shares of our restricted Class T common stock, as defined in our incentive plan, to our independent directors in connection with their initial election or re-election to our board of directors, of which 20.0% immediately vested on the grant date and 20.0% will vest on each of the first four anniversaries of the grant date. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock will have full voting rights and rights to distributions.
From the applicable service inception dates to the applicable grant dates, we recognized compensation expense related to the shares of our restricted Class T common stock based on the reporting date fair value, which was estimated at $10.00 per share, the price paid to acquire one share of Class T common stock in our offering. Beginning on the applicable grant dates, compensation cost related to the shares of our restricted Class T common stock is measured based on the applicable grant date fair value, which was estimated at $10.00 per share, the price paid to acquire one share of Class T common stock in our offering. Stock compensation expense is recognized from the applicable service inception date to the applicable vesting date for each vesting tranche (i.e., on a tranche-by-tranche basis) using the accelerated attribution method.
ASC Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three and six months ended June 30, 2017 and 2016, we did not assume any forfeitures. For the three months ended June 30, 2017 and 2016, we recognized compensation expense of $25,000 and $20,000, respectively, and for the six months ended June 30, 2017 and 2016, we recognized stock compensation expense of $39,000 and $52,000, respectively, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
As of June 30, 2017 and December 31, 2016, there was $106,000 and $70,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of our restricted Class T common stock. As of June 30, 2017, this expense is expected to be recognized over a remaining weighted average period of 2.05 years.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of June 30, 2017 and December 31, 2016, the weighted average grant date fair value of the nonvested shares of our restricted Class T common stock was $150,000 and $120,000, respectively. A summary of the status of the nonvested shares of our restricted Class T common stock as of June 30, 2017 and December 31, 2016 and the changes for the six months ended June 30, 2017 is presented below:

	Number of Nonvested Shares of our Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance — December 31, 2016	12,000	$10.00
Granted	7,500	$10.00
Vested	(4,500)	$10.00
Forfeited	—	$—
Balance — June 30, 2017	15,000	$10.00
Expected to vest — June 30, 2017	15,000	$10.00
Offering Costs
Selling Commissions
Generally, we pay our dealer manager selling commissions of up to 3.0% of the gross offering proceeds from the sale of Class T shares of our common stock pursuant to our primary offering. To the extent that selling commissions are less than 3.0% of the gross offering proceeds for any Class T shares sold, such reduction in selling commissions will be accompanied by a corresponding reduction in the applicable per share purchase price for purchases of such shares. No selling commissions are payable on Class I shares or shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three and six months ended June 30, 2017, we incurred $2,634,000 and $4,704,000, respectively, in selling commissions to our dealer manager. For the three and six months ended June 30, 2016, we incurred $380,000 in selling commissions to our dealer manager. Such commissions were charged to stockholders’ equity as such amounts were paid to our dealer manager from the gross proceeds of our offering.
Dealer Manager Fee
With respect to shares of our Class T common stock, our dealer manager generally receives a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of Class T shares of our common stock pursuant to our primary offering, of which 1.0% of the gross offering proceeds is funded by us and up to an amount equal to 2.0% of the gross offering proceeds is funded by our advisor. With respect to shares of our Class I common stock, prior to March 1, 2017, our dealer manager generally received a dealer manager fee up to 3.0% of the gross offering proceeds from the sale of Class I shares of our common stock pursuant to our primary offering, of which 1.0% of the gross offering proceeds was funded by us and an amount equal to 2.0% of the gross offering proceeds was funded by our advisor. Effective March 1, 2017, our dealer manager generally receives a dealer manager fee up to an amount equal to 1.5% of the gross offering proceeds from the sale of Class I shares pursuant to our primary offering, all of which is funded by our advisor. Our dealer manager may enter into participating dealer agreements with participating dealers that provide for a reduction or waiver of dealer manager fees. To the extent that the dealer manager fee is less than 3.0% of the gross offering proceeds for any Class T shares sold and less than 1.5% of the gross offering proceeds for any Class I shares sold, such reduction will be applied first to the portion of the dealer manager fee funded by our advisor. To the extent that any reduction in dealer manager fee exceeds the portion of the dealer manager fee funded by our advisor, such excess reduction will be accompanied by a corresponding reduction in the applicable per share purchase price for purchases of such shares. No dealer manager fee is payable on shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers.
For the three and six months ended June 30, 2017, we incurred $889,000 and $1,622,000 respectively, in dealer manager fees to our dealer manager. For the three and six months ended June 30, 2016, we incurred $151,000 in dealer manager fees to our dealer manager. Such fees were charged to stockholders’ equity as such amounts were paid to our dealer manager or its affiliates from the gross proceeds of our offering. See Note 12, Related Party Transactions — Offering Stage — Dealer Manager Fee, for a further discussion of the dealer manager fee funded by our advisor.
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
For the three and six months ended June 30, 2017, we incurred $3,384,000 and $6,138,000, respectively, in stockholder servicing fees to our dealer manager. For the three and six months ended June 30, 2016, we incurred $507,000 in stockholder servicing fees to our dealer manager. As of June 30, 2017 and December 31, 2016, we accrued $9,603,000 and $3,973,000, respectively, in connection with the stockholder servicing fee payable, which is included in accounts payable and accrued liabilities with a corresponding offset to stockholders’ equity in our accompanying condensed consolidated balance sheets.
Noncontrolling Interest of Limited Partner in Operating Partnership
On February 6, 2015, our advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for Class T partnership units. Upon the effectiveness of the Advisory Agreement on February 16, 2016, Griffin-American Healthcare REIT IV Advisor became our advisor. As our advisor, Griffin-American Healthcare REIT IV Advisor is entitled to redemption rights of its limited partnership units. Therefore, as of February 16, 2016, such limited partnership units no longer meet the criteria for classification within the equity section of our accompanying condensed consolidated balance sheets, and as such, were reclassified outside of permanent equity, as a mezzanine item, in our accompanying condensed consolidated balance sheets. See Note 10, Redeemable Noncontrolling Interest, for a further discussion. As of June 30, 2017 and December 31, 2016, our advisor owned all of our 208 Class T partnership units outstanding.
12. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and one of our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings; however, we are not affiliated with Griffin Capital, our dealer manager, Colony NorthStar or Mr. Flaherty. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. For the three months ended June 30, 2017 and 2016, we incurred $5,688,000 and $2,862,000, respectively, and for the six months ended June 30, 2017 and 2016, we incurred $9,777,000 and $3,169,000, respectively, in fees and expenses to our affiliates as detailed below.
Offering Stage
Dealer Manager Fee
With respect to shares of our Class T common stock, our dealer manager generally receives a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of Class T shares of our common stock pursuant to our primary offering, of which 1.0% of the gross offering proceeds is funded by us and up to an amount equal to 2.0% of the gross offering proceeds is funded by our advisor. With respect to shares of our Class I common stock, prior to March 1, 2017, our dealer manager generally received a dealer manager fee up to 3.0% of the gross offering proceeds from the sale of Class I shares of our common stock pursuant to our primary offering, of which 1.0% of the gross offering proceeds was funded by us and an amount equal to 2.0% of the gross offering proceeds was funded by our advisor. Effective March 1, 2017, our dealer manager generally receives a dealer manager fee up to an amount equal to 1.5% of the gross offering proceeds from the sale of Class I shares pursuant to our primary offering, all of which is funded by our advisor. Our dealer manager may enter into participating dealer agreements with participating dealers that provide for a reduction or waiver of dealer manager fees. To the extent that the dealer manager fee is less than 3.0% of the gross offering proceeds for any Class T shares sold and less than 1.5% of the gross offering proceeds for any Class I shares sold, such reduction will be applied first to the portion of the dealer manager fee funded by our advisor. To the extent that any reduction in dealer manager fee exceeds the portion of the dealer manager fee funded by our advisor, such excess reduction will be accompanied by a corresponding reduction in the applicable per share purchase price for purchases of such shares. No dealer manager fee is payable on shares of our common stock sold pursuant to the DRIP. Our advisor intends to recoup the portion of the dealer manager fee it funds through the receipt of the Contingent Advisor Payment from us, as described below, through the payment of acquisition fees.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

For the three and six months ended June 30, 2017, we incurred $1,841,000 and $3,337,000, respectively, payable to our advisor as part of the Contingent Advisor Payment in connection with the dealer manager fee that our advisor had incurred. For the three and six months ended June 30, 2016, we incurred $302,000 payable to our advisor as part of the Contingent Advisor Payment in connection with the dealer manager fee that our advisor had incurred. See Note 11, Equity — Offering Costs — Dealer Manager Fee, for a further discussion of the dealer manager fee funded by us.
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
For the three and six months ended June 30, 2017, we incurred $336,000 and $892,000, respectively, payable to our advisor as part of the Contingent Advisor Payment in connection with the other organizational and offering expenses that our advisor had incurred. For the three and six months ended June 30, 2016, we incurred $2,415,000 payable to our advisor as part of the Contingent Advisor Payment in connection with the other organizational and offering expenses that our advisor had incurred.
Acquisition and Development Stage
Acquisition Fee
We pay our advisor an acquisition fee of up to 4.50% of the contract purchase price, including any contingent or earn-out payments that may be paid, of each property we acquire or, with respect to any real estate-related investment we originate or acquire, up to 4.25% of the origination or acquisition price, including any contingent or earn-out payments that may be paid. The 4.50% or 4.25% acquisition fees consist of a 2.25% or 2.00% base acquisition fee, or the base acquisition fee, for real estate and real estate-related acquisitions, respectively, and an additional 2.25% contingent advisor payment, or the Contingent Advisor Payment. The Contingent Advisor Payment allows our advisor to recoup the portion of the dealer manager fee and other organizational and offering expenses funded by our advisor. Therefore, the amount of the Contingent Advisor Payment paid upon the closing of an acquisition shall not exceed the then outstanding amounts paid by our advisor for dealer manager fees and other organizational and offering expenses at the time of such closing. For these purposes, the amounts paid by our advisor and considered as “outstanding” are reduced by the amount of the Contingent Advisor Payment previously paid. Notwithstanding the foregoing, the initial $7,500,000 of amounts paid by our advisor to fund the dealer manager fee and other organizational and offering expenses, or the Contingent Advisor Payment Holdback, shall be retained by us until the later of the termination of our last public offering or the third anniversary of the commencement date of our initial public offering, at which time such amount shall be paid to our advisor or its affiliates. In connection with any subsequent public offering of shares of our common stock, the Contingent Advisor Payment Holdback may increase, based upon the maximum offering amount in such subsequent public offering and the amount sold in prior offerings. Our advisor or its affiliates will be entitled to receive these acquisition fees for properties and real estate-related investments acquired with funds raised in our offering, including acquisitions completed after the termination of the Advisory Agreement (including imputed leverage of 50.0% on funds raised in our offering), or funded with net proceeds from the sale of a property or real estate-related investment, subject to certain conditions. Our advisor may waive or defer all or a portion of the acquisition fee at any time and from time to time, in our advisor’s sole discretion.
The base acquisition fee in connection with the acquisition of properties accounted for as business combinations is expensed as incurred and included in acquisition related expenses in our accompanying condensed consolidated statements of operations. The base acquisition fee in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments is capitalized as part of the associated investment in our accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2017, we paid base acquisition fees of $2,899,000 and $4,554,000, respectively, to our advisor. For the three and six months ended June 30, 2016, we paid base acquisition fees $123,000 to our advisor. The Contingent Advisor Payment is used to decrease the liability we incur to our advisor in connection with the dealer manager fee and other organizational and offering expenses. As of June 30, 2017 and December 31, 2016, we recorded $7,774,000 and $5,404,000, respectively, as part of the Contingent Advisor Payment, which is included in accounts payable due to affiliates with a corresponding offset to stockholders’ equity in our accompanying condensed consolidated balance sheets. As of June 30, 2017, we have paid $1,859,000 in Contingent Advisor Payments to our advisor. For a further

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

discussion of amounts paid in connection with the Contingent Advisor Payment, see Dealer Manager Fee and Other Organizational and Offering Expenses, above. In addition, see Note 3, Real Estate Investments, Net, for a further discussion.
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
For the three and six months ended June 30, 2017 and 2016, we did not incur any development fees to our advisor or its affiliates.
Reimbursement of Acquisition Expenses
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets, which will be reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees and real estate commissions paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price of the property or real estate-related investment, total development costs or funds advanced in a loan, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction. For the three and six months ended June 30, 2017 and 2016, such fees and expenses paid did not exceed 6.0% of the contract purchase price of our property acquisitions, except with respect to our acquisitions of Auburn MOB and Pottsville MOB. For a further discussion, see Note 3, Real Estate Investments, Net.
Reimbursements of acquisition expenses in connection with the acquisition of properties accounted for as business combinations are expensed as incurred and included in acquisition related expenses in our accompanying condensed consolidated statements of operations. Reimbursements of acquisition expenses in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments are capitalized as part of the associated investment in our accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2017, we incurred $1,000 and $2,000, respectively, in acquisition expenses to our advisor or its affiliates. We did not incur any acquisition expenses to our advisor or its affiliates for the three and six months ended June 30, 2016.
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
For the three and six months ended June 30, 2017, we incurred $504,000 and $805,000, respectively, in asset management fees to our advisor. We did not incur any asset management fees to our advisor or its affiliates for the three and six months ended June 30, 2016 as a result of our advisor waiving $2,000 in asset management fees. Our advisor agreed to waive certain asset management fees that may otherwise have been due to our advisor pursuant to the Advisory Agreement until such time as the amount of such waived asset management fees was equal to the amount of distributions payable to our stockholders for the period beginning on May 1, 2016 and ending on the date of the acquisition of our first property or real estate-related investment, as such terms are defined in the Advisory Agreement. We purchased our first property in June 2016. As such, the asset management fees of $2,000 that would have been incurred through June 2016 were waived by our advisor and an additional $78,000 in asset management fees was waived during the remainder for 2016. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees. Asset management fees are included in general and administrative in our accompanying condensed consolidated statements of operations.
Property Management Fee
American Healthcare Investors or its designated personnel may provide property management services with respect to our properties or may sub-contract these duties to any third party and provide oversight of such third-party property manager. We pay American Healthcare Investors a monthly management fee equal to a percentage of the gross monthly cash receipts of

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

such property as follows: (i) a 1.0% property management oversight fee for any stand-alone, single-tenant, net leased property, except for such properties operated utilizing a RIDEA structure, for which we pay a property management oversight fee of 1.5% of the gross monthly cash receipts with respect to such property; (ii) a property management oversight fee of 1.5% of the gross monthly cash receipts of any property that is not a stand-alone, single-tenant, net leased property and for which American Healthcare Investors or its designated personnel provide oversight of a third party that performs the duties of a property manager with respect to such property; or (iii) a fair and reasonable property management fee that is approved by a majority of our directors, including a majority of our independent directors, that is not less favorable to us than terms available from unaffiliated third parties for any property that is not a stand-alone, single-tenant, net leased property and for which American Healthcare Investors or its designated personnel directly serve as the property manager without sub-contracting such duties to a third party.
Property management fees are included in rental expenses in our accompanying condensed consolidated statements of operations. For the three and six months ended June 30, 2017, we incurred property management fees of $87,000 and $146,000, respectively, to American Healthcare Investors. We did not incur any property management fees to American Healthcare Investors for the three and six months ended June 30, 2016.
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
Lease fees are capitalized as lease commissions and are included in other assets, net in our accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2017 and 2016, we did not incur any lease fees to our advisor or its affiliates.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, we pay our advisor or its affiliates a construction management fee of up to 5.0% of the cost of such improvements. Construction management fees are capitalized as part of the associated asset and included in real estate investments, net in our accompanying condensed consolidated balance sheets or are expensed and included in our accompanying condensed consolidated statements of operations, as applicable. For the three and six months ended June 30, 2017 and 2016, we did not incur any construction management fees to our advisor or its affiliates.
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
Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.6% and 145.3%, respectively, for the 12 months ended June 30, 2017; however, we did not exceed the aforementioned limitation as 2.0% of our average invested assets was greater than 25.0% of our net income.
For the three months ended June 30, 2017 and 2016, our advisor incurred operating expenses on our behalf of $20,000 and $22,000, respectively, and for the six months ended June 30, 2017 and 2016, our advisor incurred operating expenses on our behalf of $41,000 and $329,000, respectively. Operating expenses are generally included in general and administrative in our accompanying condensed consolidated statements of operations.
Compensation for Additional Services
We pay our advisor and its affiliates for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

unaffiliated parties for similar services. For the three and six months ended June 30, 2017 and 2016, our advisor and its affiliates were not compensated for any additional services.
Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, we pay our advisor or its affiliates a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the three and six months ended June 30, 2017 and 2016, we did not incur any disposition fees to our advisor or its affiliates.
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, we will pay our advisor a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the remaining net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of: (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan); plus (ii) an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three and six months ended June 30, 2017 and 2016, we did not pay any such distributions to our advisor.
Subordinated Distribution Upon Listing
Upon the listing of shares of our common stock on a national securities exchange, in redemption of our advisor’s limited partnership units, we will pay our advisor a distribution equal to 15.0% of the amount by which: (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing, among other factors. For the three and six months ended June 30, 2017 and 2016, we did not pay any such distributions to our advisor.
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
As of June 30, 2017 and December 31, 2016, we had not recorded any charges to earnings related to the subordinated distribution upon termination.
Stock Purchase Plans
On February 29, 2016, our Chief Executive Officer and Chairman of the Board of Directors, Jeffrey T. Hanson, our President and Chief Operating Officer, Danny Prosky, and our Executive Vice President and General Counsel, Mathieu B. Streiff, each executed stock purchase plans, or the 2016 Stock Purchase Plans, whereby they each irrevocably agreed to invest 100% of their net after-tax base salary and cash bonus compensation earned as employees of American Healthcare Investors

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

directly into our company by purchasing shares of our Class T common stock. In addition, on February 29, 2016, three Executive Vice Presidents of American Healthcare Investors during 2016, including our Executive Vice President of Acquisitions, Stefan K.L. Oh, each executed similar 2016 Stock Purchase Plans whereby they each irrevocably agreed to invest a portion of their net after-tax base salary or a portion of their net after-tax base salary and cash bonus compensation, ranging from 10.0% to 15.0%, as employees of American Healthcare Investors directly into our company by purchasing shares of our Class T common stock. The 2016 Stock Purchase Plans terminated on December 31, 2016.
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
On December 30, 2016, Messrs. Hanson, Prosky and Streiff each executed stock purchase plans for the purchase of shares of our Class I common stock, or the 2017 Stock Purchase Plans, on terms similar to their 2016 Stock Purchase Plans. In addition, on December 30, 2016, Mr. Oh, as well as Wendie Newman and Christopher M. Belford, both of whom were appointed as our Vice Presidents of Asset Management as of June 2017, each executed similar 2017 Stock Purchase Plans whereby they each irrevocably agreed to invest a portion of their net after-tax base salary or a portion of their net after-tax base salary and cash bonus compensation, ranging from 5.0% to 15.0%, as employees of American Healthcare Investors directly into our company by purchasing shares of our Class I common stock. The 2017 Stock Purchase Plans terminate on December 31, 2017 or earlier upon the occurrence of certain events, such as any earlier termination of our public offering of securities, unless otherwise renewed or extended.
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
For the three and six months ended June 30, 2017 and 2016, our officers invested the following amounts and we issued the following shares of our Class T and Class I common stock pursuant to the applicable stock purchase plan:

		Three Months Ended June 30,				Six Months Ended June 30,
		2017		2016		2017		2016
Officer’s Name	Title	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares
Jeffrey T. Hanson	Chief Executive Officer and Chairman of the Board of Directors	$66,000	7,179	$51,000	5,283	$123,000	13,357	$51,000	5,283
Danny Prosky	President and Chief Operating Officer	67,000	7,323	61,000	6,347	127,000	13,746	61,000	6,347
Mathieu B. Streiff	Executive Vice President and General Counsel	67,000	7,336	58,000	6,065	127,000	13,772	58,000	6,065
Stefan K.L. Oh	Executive Vice President of Acquisitions	8,000	859	7,000	730	16,000	1,701	7,000	730
Christopher M. Belford	Vice President of Asset Management	6,000	653	5,000	552	53,000	5,708	5,000	552
Wendie Newman	Vice President of Asset Management	2,000	221	—	—	4,000	386	—	—
		$216,000	23,571	$182,000	18,977	$450,000	48,670	$182,000	18,977

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of June 30, 2017 and December 31, 2016:

Fee	June 30, 2017	December 31, 2016
Contingent Advisor Payment	$7,774,000	$5,404,000
Asset management fees	203,000	83,000
Property management fees	32,000	24,000
Operating expenses	15,000	20,000
	$8,024,000	$5,531,000
13. Fair Value Measurements
Financial Instruments Disclosed at Fair Value
ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under ASC Topic 820, Fair Value Measurements and Disclosures.
Our accompanying condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts and other receivables, restricted cash, real estate deposits, accounts payable and accrued liabilities, accounts payable due to affiliates, mortgage loans payable and borrowings under the Line of Credit.
We consider the carrying values of cash and cash equivalents, accounts and other receivables, restricted cash, real estate deposits and accounts payable and accrued liabilities to approximate the fair values for these financial instruments based upon an evaluation of the underlying characteristics, market data and because of the short period of time between origination of the instruments and their expected realization. The fair value of cash and cash equivalents is classified in Level 1 of the fair value hierarchy. The fair value of accounts payable due to affiliates is not determinable due to the related party nature of the accounts payable. The fair value of the other financial instruments is classified in Level 2 of the fair value hierarchy.
The fair value of our mortgage loans payable and the Line of Credit is estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. As of June 30, 2017 and December 31, 2016, the fair value of our mortgage loans payable was $12,027,000 and $4,131,000, respectively, compared to the carrying value of $11,691,000 and $3,965,000, respectively. As of June 30, 2017 and December 31, 2016, the fair value of the Line of Credit was $71,096,000 and $33,899,000, respectively, compared to the carrying value of $70,322,000 and $32,957,000, respectively. We have determined that our mortgage loans payable and the Line of Credit are classified in Level 2 within the fair value hierarchy.
14. Business Combinations
For the six months ended June 30, 2017, none of our property acquisitions were accounted for as business combinations. See Note 3, Real Estate Investments, Net, for a discussion of our 2017 property acquisitions accounted for as asset acquisitions. For the six months ended June 30, 2016, using net proceeds from our offering, we completed one property acquisition, Auburn MOB, comprising one building, which was accounted for as a business combination. The aggregate contract purchase price for this property acquisition was $5,450,000, plus closing costs and a base acquisition fee of $286,000, which are included in acquisition related expenses in our accompanying condensed consolidated statements of operations. In addition, we incurred a Contingent Advisor Payment of $123,000 to our advisor for this property acquisition. See See Note 12, Related Party Transactions, for a further discussion of the Contingent Advisor Payment.
Results of operations for Auburn MOB during the six months ended June 30, 2016 are reflected in our accompanying condensed consolidated statements of operations for the period from the date of acquisition of Auburn MOB through June 30, 2016. For the period from the acquisition date through June 30, 2016, we recognized $26,000 of revenue and $3,000 of net income for Auburn MOB.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table summarizes the acquisition date fair value of Auburn MOB:

Amount
Building and improvements	$4,600,000
Land	406,000
In-place leases	386,000
Total assets acquired	$5,392,000
Assuming the property acquisition in 2016 discussed above had occurred on January 23, 2015 (Date of Inception), for the three months ended June 30, 2016 and 2015, for the six months ended June 30, 2016 and for the period from January 23, 2015 (Date of Inception) through June 30, 2015, unaudited pro forma revenue, net loss, net loss attributable to controlling interest and net loss per Class T and Class I common share attributable to controlling interest — basic and diluted would have been as follows:

	Three Months Ended June 30,		Six Months Ended	Period from January 23, 2015 (Date of Inception) through
	2016	2015	June 30, 2016	June 30, 2015
Revenue	$111,000	$108,000	$222,000	$216,000
Net loss	$(350,000)	$(25,000)	$(524,000)	$(324,000)
Net loss attributable to controlling interest	$(350,000)	$(25,000)	$(524,000)	$(324,000)
Net loss per Class T and Class I common share attributable to controlling interest — basic and diluted	$(0.28)	$(0.04)	$(0.57)	$(0.53)
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
15. Segment Reporting
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. As of June 30, 2017, we evaluated our business and made resource allocations based on two reportable business segments — medical office buildings and senior housing. Our medical office buildings are typically leased to multiple tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). Our senior housing facilities are primarily single-tenant properties for which we lease the facilities to unaffiliated tenants under “triple-net” and generally “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant.
We evaluate performance based upon segment net operating income. We define segment net operating income as total revenues, less rental expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, interest expense and interest income for each segment. We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment net operating income serves as an appropriate supplemental performance measure to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis.
Interest expense, depreciation and amortization and other expenses not attributable to individual properties are not allocated to individual segments for purposes of assessing segment performance.
Non-segment assets primarily consist of corporate assets including cash and cash equivalents, other receivables, real estate deposits and other assets not attributable to individual properties.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Summary information for the reportable segments during the three and six months ended June 30, 2017 and 2016 was as follows:

	Medical Office Buildings	Senior Housing	Three Months Ended June 30, 2017
Revenue:
Real estate revenue	$5,455,000	$743,000	$6,198,000
Expenses:
Rental expenses	1,534,000	77,000	1,611,000
Segment net operating income	$3,921,000	$666,000	$4,587,000
Expenses:
General and administrative			$952,000
Acquisition related expenses			140,000
Depreciation and amortization			2,466,000
Income from operations			1,029,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt premium)			(409,000)
Interest income			1,000
Net income			$621,000

	Medical Office Buildings	Senior Housing	Three Months Ended June 30, 2016
Revenue:
Real estate revenue	$26,000	$—	$26,000
Expenses:
Rental expenses	23,000	—	23,000
Segment net operating income	$3,000	$—	$3,000
Expenses:
General and administrative			$246,000
Acquisition related expenses			370,000
Net loss			$(613,000)

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Medical Office Buildings	Senior Housing	Six Months Ended June 30, 2017
Revenue:
Real estate revenue	$9,126,000	$1,124,000	$10,250,000
Expenses:
Rental expenses	2,686,000	112,000	2,798,000
Segment net operating income	$6,440,000	$1,012,000	$7,452,000
Expenses:
General and administrative			$1,700,000
Acquisition related expenses			213,000
Depreciation and amortization			4,177,000
Income from operations			1,362,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt premium)			(827,000)
Interest income			1,000
Net income			$536,000

	Medical Office Buildings	Senior Housing	Six Months Ended June 30, 2016
Revenue:
Real estate revenue	$26,000	$—	$26,000
Expenses:
Rental expenses	23,000	—	23,000
Segment net operating income	$3,000	$—	$3,000
Expenses:
General and administrative			$396,000
Acquisition related expenses			370,000
Net loss			$(763,000)
Assets by reportable segment as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Medical office buildings	$249,132,000	$123,223,000
Senior housing	97,509,000	16,758,000
Other	2,833,000	2,777,000
Total assets	$349,474,000	$142,758,000
16. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, accounts and other receivables, restricted cash and real estate deposits. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of June 30, 2017 and December 31, 2016, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. In general, we perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Based on leases in effect as of June 30, 2017, three states in the United States accounted for 10.0% or more of our annualized base rent of our total property portfolio. Our properties located in Nevada, Alabama and California accounted for approximately 19.0%, 16.1% and 13.5%, respectively, of the annualized base rent of our total property portfolio. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
As of June 30, 2017, we had two tenants that accounted for 10.0% or more of our annualized base rent, as follows:

Tenant	Annualized Base Rent(1)	Percentage of Annualized Base Rent	Acquisition	Reportable Segment	GLA (Sq Ft)	Lease Expiration Date
Colonial Oaks Master Tenant, LLC	$4,108,000	16.3%	Lafayette Assisted Living Portfolio and Northern California Senior Housing Portfolio	Senior Housing	215,000	Multiple
Prime Healthcare Services – Reno	$3,933,000	15.6%	Reno MOB	Medical Office	152,000	Multiple
___________

(1)
Annualized base rent is based on contractual base rent from the leases in effect as of June 30, 2017. The loss of these tenants or their inability to pay rent could have a material adverse effect on our business and results of operations.

17. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $2,000 and $3,000, respectively, for the three and six months ended June 30, 2017. For the three and six months ended June 30, 2016, we did not allocate any distributions to participating securities. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock. As of June 30, 2017 and 2016, there were 15,000 and 12,000 nonvested shares, respectively, of our restricted Class T common stock outstanding, but such shares were excluded from the computation of diluted earnings (loss) per share because such shares were anti-dilutive during these periods. As of June 30, 2017 and 2016, there were 208 units of redeemable limited partnership units of our operating partnership outstanding, but such units were excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.
18. Subsequent Event
Status of Our Offering
As of August 4, 2017, we had received and accepted subscriptions in our offering for 31,244,759 aggregate shares of our Class T and Class I common stock, or $310,906,000, excluding shares of our common stock issued pursuant to the DRIP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT IV, Inc. and its subsidiaries, including Griffin-American Healthcare REIT IV Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2016 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 1, 2017. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of June 30, 2017 and December 31, 2016, together with our results of operations for the three and six months ended June 30, 2017 and 2016 and cash flows for the six months ended June 30, 2017 and 2016.
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
On February 16, 2016, we commenced our initial public offering, or our offering, in which we were offering to the public up to $3,150,000,000 in shares of our Class T common stock, consisting of up to $3,000,000,000 in shares of our Class T common stock at a price of $10.00 per share in our primary offering and up to $150,000,000 in shares of our Class T common stock for $9.50 per share pursuant to our distribution reinvestment plan, as amended, or the DRIP. Effective June 17, 2016, we reallocated certain of the unsold shares of Class T common stock being offered and began offering shares of Class I common stock, such that we are currently offering up to approximately $2,800,000,000 in shares of Class T common stock and $200,000,000 in shares of Class I common stock in our primary offering, and up to an aggregate of $150,000,000 in shares of our Class T and Class I common stock pursuant to the DRIP, aggregating up to $3,150,000,000. The shares of our Class T common stock in our primary offering are being offered at a price of $10.00 per share. The shares of our Class I common stock in our primary offering were being offered at a price of $9.30 per share prior to March 1, 2017, and are being offered at a price of $9.21 per share for all shares offered effective March 1, 2017. The shares of our Class T and Class I common stock issued pursuant to the DRIP were sold at a price of $9.50 per share prior to January 1, 2017, and are sold at a price of $9.40 per share for all shares issued pursuant to the DRIP effective January 1, 2017. After our board of directors determines an estimated net asset value, or NAV, per share of our common stock, share prices are expected to be adjusted to reflect the estimated NAV per share and, in the case of shares offered pursuant to our primary offering, up-front selling commissions and dealer manager fees other than those funded by Griffin-American Healthcare REIT IV Advisor, LLC, or Griffin-American Healthcare REIT IV Advisor, or our advisor. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and the DRIP, and among classes of stock. As of June 30, 2017, we had received and accepted subscriptions in our offering for 28,236,137 aggregate shares of our Class T and Class I common stock, or approximately $280,969,000, excluding shares of our common stock issued pursuant to the DRIP.
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
We currently operate through two reportable business segments — medical office buildings and senior housing. As of June 30, 2017, we had completed 16 real estate acquisitions whereby we owned 27 properties, comprising 28 buildings, or approximately 1,338,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $341,245,000. As of June 30, 2017, our portfolio capitalization rate was approximately 6.8%, which estimate was based upon total property portfolio net operating income from each property’s forward looking pro forma projections for the expected year one property performance, including any contractual rent increases contained in such leases for year one, divided by the contract purchase price of the total property portfolio, exclusive of any acquisition fees and expenses paid.
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
Property Acquisitions
In accordance with Accounting Standards Codification Topic 805, Business Combinations, and Accounting Standards Update, or ASU, 2017-01, Clarifying the Definition of a Business, or ASU 2017-01, we determine whether a transaction is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the assets acquired and liabilities assumed are not a business, we account for the transaction as an asset acquisition. Under both methods, we recognize the identifiable assets acquired and liabilities assumed. We immediately expense acquisition related expenses associated with a business combination and capitalize acquisition related expenses directly associated with an asset acquisition. As a result of our early adoption of ASU 2017-01 on January 1, 2017, we accounted for the seven property acquisitions we completed for the three and six months ended June 30, 2017 as asset acquisitions rather than business combinations.
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
Scheduled Lease Expirations
As of June 30, 2017, our properties were 95.8% leased and during the remainder of 2017, 2.5% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next 12 months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy.
As of June 30, 2017, our remaining weighted average lease term was 8.8 years.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2017 and 2016
We were incorporated on January 23, 2015, but we did not commence material operations until the commencement of our offering on February 16, 2016. We purchased our first property in June 2016. Accordingly, our results of operations for the three and six months ended June 30, 2017 and 2016 are not comparable. In general, we expect all amounts to increase in the future based on a full year of operations as well as increased activity as we acquire additional real estate or real estate-related investments. Our results of operations are not indicative of those expected in future periods.
As of June 30, 2017, we operated through two reportable business segments — medical office buildings and senior housing. We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2016 and senior housing facility in December 2016, we added a new reportable segment at each such time.

Except where otherwise noted, our results of operations are primarily due to owning 28 buildings as of June 30, 2017, as compared to owning one building as of June 30, 2016. As of June 30, 2017 and 2016, we owned the following types of properties:

	June 30,
	2017			2016
	Number of Buildings	Aggregate Contract Purchase Price	Leased %	Number of Buildings	Aggregate Contract Purchase Price	Leased %
Medical office buildings	16	$246,895,000	94.0%	1	$5,450,000	100%
Senior housing	12	94,350,000	100%	—	—	—%
Total/weighted average	28	$341,245,000	95.8%	1	$5,450,000	100%
Real Estate Revenue
For the three months ended June 30, 2017 and 2016, real estate revenue was $6,198,000 and $26,000, respectively, and was primarily comprised of base rent of $4,599,000 and $3,000, respectively, and expense recoveries of $1,271,000 and $23,000, respectively.
For the six months ended June 30, 2017 and 2016, real estate revenue was $10,250,000 and $26,000, respectively, and was primarily comprised of base rent of $7,599,000 and $3,000, respectively, and expense recoveries of $2,007,000 and $23,000, respectively. Real estate revenue by reportable segment consisted of the following for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Medical office buildings	$5,455,000	$26,000	$9,126,000	$26,000
Senior housing	743,000	—	1,124,000	—
Total	$6,198,000	$26,000	$10,250,000	$26,000
Rental Expenses
For the three months ended June 30, 2017 and 2016, rental expenses were $1,611,000 and $23,000, respectively. For the six months ended June 30, 2017 and 2016, rental expenses were $2,798,000 and $23,000, respectively. Rental expenses consisted of the following for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Building maintenance	$472,000	$—	$860,000	$—
Utilities	405,000	7,000	715,000	7,000
Real estate taxes	379,000	15,000	627,000	15,000
Property management fees — third party	118,000	—	193,000	—
Property management fees — affiliates	87,000	—	146,000	—
Administration	61,000	—	121,000	—
Amortization of leasehold interests	23,000	—	47,000	—
Insurance	19,000	—	33,000	—
Other	47,000	1,000	56,000	1,000
Total	$1,611,000	$23,000	$2,798,000	$23,000

Rental expenses and rental expenses as a percentage of total revenue by reportable segment consisted of the following for the periods then ended:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Medical office buildings	$1,534,000	28.1%	$23,000	88.5%	$2,686,000	29.4%	$23,000	88.5%
Senior housing	77,000	10.4%	—	—%	112,000	10.0%	—	—%
Total/weighted average	$1,611,000	26.0%	$23,000	88.5%	$2,798,000	27.3%	$23,000	88.5%

Multi-tenant medical office buildings typically have a higher percentage of rental expenses to revenue than senior housing facilities. We anticipate that the percentage of rental expenses to revenue will fluctuate based on the types of property we acquire in the future.
General and Administrative
General and administrative expenses consisted of the following for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Asset management fees — affiliates	$504,000	$—	$805,000	$—
Professional and legal fees	149,000	66,000	336,000	119,000
Board of directors fees	57,000	53,000	110,000	83,000
Bad debt expense	55,000	—	69,000	—
Directors’ and officers’ liability insurance	53,000	59,000	108,000	88,000
Transfer agent services	52,000	2,000	84,000	2,000
Postage and delivery	29,000	1,000	42,000	1,000
Restricted stock compensation	25,000	20,000	39,000	52,000
Franchise taxes	16,000	3,000	90,000	3,000
Share discounts expense	—	40,000	3,000	40,000
Other	12,000	2,000	14,000	8,000
Total	$952,000	$246,000	$1,700,000	$396,000
The increase in general and administrative expenses for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016 was primarily due to the purchase of additional properties in 2016 and 2017 and thus incurring asset management fees to our advisor or its affiliates and higher professional and legal fees. We did not incur any asset management fees for the three and six months ended June 30, 2016 as a result of our advisor waiving $2,000 in asset management fees for June 2016. See Note 12, Related Party Transactions — Operational Stage — Asset Management Fee, for a further discussion of the waiver. In addition, we incurred increased transfer agent service fees for the three and six months ended June 30, 2017 as a result of raising the minimum offering of $2,000,000 in shares of our common stock, or the minimum offering, in April 2016. We expect general and administrative expenses to continue to increase in 2017 as we purchase additional properties.
Acquisition Related Expenses
For the three and six months ended June 30, 2017, acquisition related expenses were $140,000 and $213,000, respectively, and were related primarily to expenses incurred in pursuit of properties that did not result in an acquisition.
For the three and six months ended June 30, 2016, acquisition related expenses of $370,000 were related to expenses associated with the acquisition of our first medical office building, including a base acquisition fee of $123,000 incurred to our advisor.
Depreciation and Amortization
For the three and six months ended June 30, 2017, depreciation and amortization was $2,466,000 and $4,177,000, respectively, and consisted of depreciation on our operating properties of $1,665,000 and $2,805,000, respectively, and amortization on our identified intangible assets of $801,000 and $1,372,000, respectively. We did not incur any depreciation and amortization for the three and six months ended June 30, 2016.

Interest Expense
For the three and six months ended June 30, 2017, interest expense was $409,000 and $827,000, respectively, and related primarily to interest expense on our revolving line of credit with Bank of America, N.A., or Bank of America, and KeyBank, National Association, or KeyBank, or the Line of Credit, of $248,000 and $528,000, respectively, amortization of deferred financing costs of $90,000 and $177,000, respectively, on the Line of Credit and interest expense on our mortgage loans payable of $70,000 and $121,000, respectively. See Note 6, Mortgage Loans Payable, Net and Note 7, Line of Credit, to our accompanying condensed consolidated financial statements, for a further discussion. We did not incur any interest expense for the three and six months ended June 30, 2016.
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
Based on the properties we own as of June 30, 2017, we estimate that our expenditures for capital improvements will require up to $1,355,000 for the remaining six months of 2017. As of June 30, 2017, we had $16,000 of restricted cash in reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.

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
Cash Flows
The following table sets forth changes in cash flows:

	Six Months Ended June 30,
	2017	2016
Cash and cash equivalents — beginning of period	$2,237,000	$202,000
Net cash provided by (used in) operating activities	4,973,000	(709,000)
Net cash used in investing activities	(199,034,000)	(5,554,000)
Net cash provided by financing activities	195,071,000	15,113,000
Cash and cash equivalents — end of period	$3,247,000	$9,052,000
The following summary discussion of our changes in our cash flows is based on our accompanying condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
For the six months ended June 30, 2017 and 2016, cash flows provided by (used in) operating activities related primarily to the cash flows provided by our property operations, offset by the payment of general and administrative expenses in the amount of $4,973,000 and $(709,000), respectively. We anticipate cash flows from operating activities to increase as we purchase additional real estate and real estate-related investments and have a full year of operations.
Investing Activities
For the six months ended June 30, 2017 and 2016, cash flows used in investing activities were $199,034,000 and $5,554,000, respectively. For the six months ended June 30, 2017, cash flows used in investing activities related primarily to our seven property acquisitions in the amount of $199,164,000. For the six months ended June 30, 2016, cash flows from operations related primarily to the acquisition of our first medical office building in the amount of $5,404,000 and the payment of $150,000 for a real estate deposit. Cash flows used in investing activities are heavily dependent upon the investment of our net offering proceeds in real estate investments. We anticipate cash flows used in investing activities to increase as we acquire additional properties and real estate-related investments.
Financing Activities
For the six months ended June 30, 2017 and 2016, cash flows provided by financing activities were $195,071,000 and $15,113,000, respectively. For the six months ended June 30, 2017, cash flows provided by financing activities related primarily to funds raised from investors in our offering in the amount of $169,003,000 and net borrowings under the Line of Credit of $37,200,000, partially offset by the payment of offering costs of $8,697,000 in connection with our offering and distributions to our common stockholders of $2,077,000. For the six months ended June 30, 2016, cash flows provided by financing activities related primarily to funds raised from investors in our offering in the amount of $15,644,000, partially offset by the payment of offering costs of $519,000 in connection with our offering and distributions to our common stockholders of $12,000. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur debt to purchase properties.

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
On June 28, 2016, our board of directors authorized a daily distribution to our Class T stockholders of record as of the close of business on each day of the period commencing on July 1, 2016 and ending on September 30, 2016 and to our Class I stockholders of record as of the close of business on each day of the period commencing on the date that the first Class I share was sold and ending on September 30, 2016. Subsequently, our board of directors authorized on a quarterly basis a daily distribution to our Class T and Class I stockholders of record as of the close of business on each day of the quarterly periods commencing on October 1, 2016 and ending on September 30, 2017. The daily distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our Class T and Class I common stock, which is equal to an annualized distribution of $0.60 per share. These distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to our DRIP monthly in arrears, only from legally available funds.
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
The distributions paid for the six months ended June 30, 2017 and 2016, along with the amount of distributions reinvested pursuant to the DRIP and the sources of distributions as compared to cash flows from operations were as follows:

	Six Months Ended June 30,
	2017		2016
Distributions paid in cash	$2,077,000		$12,000
Distributions reinvested	2,874,000		19,000
	$4,951,000		$31,000
Sources of distributions:
Cash flows from operations	$4,951,000	100%	$—	—%
Offering proceeds	—	—	31,000	100
	$4,951,000	100%	$31,000	100%
Under GAAP, certain acquisition related expenses, such as expenses incurred in connection with property acquisitions accounted for as business combinations, are expensed, and therefore, subtracted from cash flows from operations. However, these expenses may be paid from offering proceeds or debt.
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
As of June 30, 2017, we had an amount payable of $8,024,000 to our advisor or its affiliates primarily for the Contingent Advisor Payment and asset management fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice. See Note 12, Related Party

Transactions — Acquisition and Development Stage — Acquisition Fee, to our accompanying condensed consolidated financial statements, for a further discussion.
As of June 30, 2017, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than the $80,000 in asset management fees waived by our advisor discussed above. Other than the waiver of asset management fees by our advisor to provide us with additional funds to pay initial distributions to our stockholders through June 27, 2016, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer or continue to defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
The distributions paid for the six months ended June 30, 2017 and 2016, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to funds from operations attributable to controlling interest, or FFO, were as follows:

	Six Months Ended June 30,
	2017		2016
Distributions paid in cash	$2,077,000		$12,000
Distributions reinvested	2,874,000		19,000
	$4,951,000		$31,000
Sources of distributions:
FFO attributable to controlling interest	$4,713,000	95.2%	$—	—%
Offering proceeds	238,000	4.8	31,000	100
	$4,951,000	100%	$31,000	100%
The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, a non-GAAP financial measure, including a reconciliation of our GAAP net loss to FFO, see Funds from Operations and Modified Funds from Operations, below.
Financing
We intend to continue to finance a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that, after an initial phase of our operations (prior to the investment of all of the net proceeds of our offering) when we may employ greater amounts of leverage to enable us to purchase properties more quickly and therefore generate distributions for our stockholders sooner, our overall leverage will not exceed 50.0% of the combined market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of June 30, 2017, our aggregate borrowings were 24.3% of the combined market value of all of our real estate investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we qualify and maintain our qualification as a REIT for federal income tax purposes. As of August 9, 2017 and June 30, 2017, our leverage did not exceed 300% of the value of our net assets.
Mortgage Loans Payable, Net
For a discussion of our mortgage loans payable, net, see Note 6, Mortgage Loans Payable, Net, to our accompanying condensed consolidated financial statements.

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
Debt Service Requirements
A significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of June 30, 2017, we had $11,782,000 ($11,691,000, including premium and deferred financing costs, net) of fixed-rate mortgage loans payable outstanding secured by our properties. As of June 30, 2017, we had $71,100,000 outstanding, and $28,900,000 remained available under the Line of Credit. See Note 6, Mortgage Loans Payable, Net, and Note 7, Line of Credit, to our accompanying condensed consolidated financial statements.
We are required by the terms of certain loan documents to meet certain covenants, such as leverage ratios, net worth ratios, debt service coverage ratios, fixed charge coverage ratios and reporting requirements. As of June 30, 2017, we were in compliance with all such covenants and requirements on our mortgage loans payable and the Line of Credit. As of June 30, 2017, the weighted average effective interest rate on our outstanding debt was 4.27% per annum.
Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and the Line of Credit; (ii) interest payments on our mortgage loans payable and the Line of Credit; and (iii) ground and other lease obligations as of June 30, 2017:

	Payments Due by Period
	2017	2018-2019	2020-2021	Thereafter	Total
Principal payments — fixed-rate debt	$148,000	$793,000	$8,349,000	$2,492,000	$11,782,000
Interest payments — fixed-rate debt	292,000	1,117,000	421,000	455,000	2,285,000
Principal payments — variable-rate debt	—	71,100,000	—	—	71,100,000
Interest payments — variable-rate debt (based on rates in effect as of June 30, 2017)	1,488,000	4,942,000	—	—	6,430,000
Ground and other lease obligations	47,000	491,000	492,000	11,466,000	12,496,000
Total	$1,975,000	$78,443,000	$9,262,000	$14,413,000	$104,093,000
Off-Balance Sheet Arrangements
As of June 30, 2017, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Inflation
During the six months ended June 30, 2017 and 2016, inflation has not significantly affected our operations because of the moderate inflation rate; however, we expect to be exposed to inflation risk as income from future long-term leases will be the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions will include negotiated rental increases, reimbursement billings for operating expense pass-through charges, and real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.
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
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above- and below-market leases, change in deferred rent receivables and the adjustments of such items related to redeemable noncontrolling interest. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the three and six months ended June 30, 2017 and 2016. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offering to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent redeployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses are not reimbursed by our advisor or its affiliates and third parties, and therefore if there is no further cash on hand from the proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows. Certain acquisition related expenses under GAAP, such as expenses incurred in connection with property acquisitions accounted for as business combinations, are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, we may pay acquisition fees or reimburse acquisition expenses due to our advisor and its affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties or ancillary cash flows. As a result, the amount of proceeds from borrowings available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offering.
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

The following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$621,000	$(613,000)	$536,000	$(763,000)
Add:
Depreciation and amortization — consolidated properties	2,466,000	—	4,177,000	—
Less:
Net income (loss) attributable to redeemable noncontrolling interest	—	—	—	—
FFO attributable to controlling interest	$3,087,000	$(613,000)	$4,713,000	$(763,000)

Acquisition related expenses(1)	$140,000	$370,000	$213,000	$370,000
Amortization of above- and below-market leases(2)	(35,000)	—	(69,000)	—
Change in deferred rent receivables(3)	(282,000)	—	(555,000)	—
Adjustments for redeemable noncontrolling interest(4)	—	—	—	—
MFFO attributable to controlling interest	$2,910,000	$(243,000)	$4,302,000	$(393,000)
Weighted average Class T and Class I common shares outstanding — basic and diluted	24,035,973	635,808	19,371,454	328,321
Net income (loss) per Class T and Class I common share — basic and diluted	$0.03	$(0.96)	$0.03	$(2.32)
FFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$0.13	$(0.96)	$0.24	$(2.32)
MFFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$0.12	$(0.38)	$0.22	$(1.20)
___________

(1)
In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition related expenses, we believe MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Certain acquisition related expenses under GAAP, such as expenses incurred in connection with property acquisitions accounted for as business combinations, are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.

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

(3)
Under GAAP, rental revenue or rental expense is recognized on a straight-line basis over the terms of the related lease (including rent holidays). This may result in income or expense recognition that is significantly different than the underlying contract terms. By adjusting for the change in deferred rent receivables, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns results with our analysis of operating performance.

(4)	Includes all adjustments to eliminate the redeemable noncontrolling interest’s share of the adjustments described in notes (1) – (3) above to convert our FFO to MFFO.

Net Operating Income
Net operating income is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, acquisition related expenses, depreciation and amortization, interest expense and interest income. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offering to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent redeployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses are not reimbursed by our advisor or its affiliates and third parties, and therefore, if there is no further cash on hand from the proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows. As a result, the amount of proceeds available for investment, operations and non-operating expenses would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offering. Certain acquisition related expenses under GAAP, such as expenses incurred in connection with property acquisitions accounted for as business combinations, are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.
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
To facilitate understanding of this financial measure, the following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure, to net operating income for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$621,000	$(613,000)	$536,000	$(763,000)
General and administrative	952,000	246,000	1,700,000	396,000
Acquisition related expenses	140,000	370,000	213,000	370,000
Depreciation and amortization	2,466,000	—	4,177,000	—
Interest expense	409,000	—	827,000	—
Interest income	(1,000)	—	(1,000)	—
Net operating income	$4,587,000	$3,000	$7,452,000	$3,000
Subsequent Event
For a discussion of our subsequent event, see Note 18, Subsequent Event, to our accompanying condensed consolidated financial statements.

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
As of June 30, 2017, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Fixed-rate debt — principal payments	$148,000	$386,000	$407,000	$8,035,000	$314,000	$2,492,000	$11,782,000	$12,027,000
Weighted average interest rate on maturing fixed-rate debt	5.19%	5.10%	5.10%	4.79%	5.25%	5.25%	4.92%	—
Variable-rate debt — principal payments	$—	$—	$71,100,000	$—	$—	$—	$71,100,000	$71,096,000
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of June 30, 2017)	—%	—%	4.16%	—%	—%	—%	4.16%	—
Mortgage Loans Payable, Net and Line of Credit
Mortgage loans payable were $11,782,000 ($11,691,000, including premium and deferred financing costs, net) as of June 30, 2017. As of June 30, 2017, we had two fixed-rate mortgage loans, with interest rates ranging from 4.77% to 5.25% per annum. In addition, as of June 30, 2017, we had $71,100,000 outstanding under the Line of Credit, at a weighted average interest rate of 4.16% per annum.
As of June 30, 2017, the weighted average effective interest rate on our outstanding debt was 4.27% per annum. An increase in the variable interest rate on our variable-rate Line of Credit constitutes a market risk. As of June 30, 2017, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on our variable-rate Line of Credit by $360,000, or 27.80% of total annualized interest expense on our mortgage loans payable and the Line of Credit. See Note 6, Mortgage Loans Payable, Net, and Note 7, Line of Credit, to our accompanying condensed consolidated financial statements, for a further discussion.
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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2017 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2017, were effective at the reasonable assurance level.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
There were no material changes from the risk factors previously disclosed in our 2016 Annual Report on Form 10-K, as filed with the SEC on March 1, 2017, except as noted below.
We have not had sufficient cash available from operations to pay distributions, and therefore, we have paid a portion of distributions from the net proceeds of our offering, and in the future, may pay distributions from borrowings in anticipation of future cash flows or from other sources. Any such distributions may reduce the amount of capital we ultimately invest in assets, may negatively impact the value of our stockholders’ investment and may cause subsequent investors to experience dilution.
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
On June 28, 2016, our board of directors authorized a daily distribution to our Class T stockholders of record as of the close of business on each day of the period commencing on July 1, 2016 and ending on September 30, 2016 and to our Class I stockholders of record as of the close of business on each day of the period commencing on the date that the first Class I share was sold and ending on September 30, 2016. Subsequently, our board of directors authorized on a quarterly basis a daily distribution to our Class T and Class I stockholders of record as of the close of business on each day of the quarterly periods commencing on October 1, 2016 and ending on September 30, 2017. The daily distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our Class T and Class I common stock, which is equal to an annualized distribution of $0.60 per share. These distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears, only from legally available funds.
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
The distributions paid for the six months ended June 30, 2017 and 2016, along with the amount of distributions reinvested pursuant to the DRIP and the sources of distributions as compared to cash flows from operations were as follows:

	Six Months Ended June 30,
	2017		2016
Distributions paid in cash	$2,077,000		$12,000
Distributions reinvested	2,874,000		19,000
	$4,951,000		$31,000
Sources of distributions:
Cash flows from operations	$4,951,000	100%	$—	—%
Offering proceeds	—	—	31,000	100
	$4,951,000	100%	$31,000	100%
Under GAAP, certain acquisition related expenses, such as expenses incurred in connection with property acquisitions accounted for as business combinations, are expensed, and therefore, subtracted from cash flows from operations. However, these expenses may be paid from offering proceeds or debt.
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
As of June 30, 2017, we had an amount payable of $8,024,000 to our advisor or its affiliates primarily for the Contingent Advisor Payment and asset management fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
As of June 30, 2017, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than the $80,000 in asset management fees waived by our advisor discussed above. Other than the waiver of asset management fees by our advisor to provide us with additional funds to pay initial distributions to our stockholders through June 27, 2016, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer or continue to defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
The distributions paid for the six months ended June 30, 2017 and 2016, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to FFO were as follows:

	Six Months Ended June 30,
	2017		2016
Distributions paid in cash	$2,077,000		$12,000
Distributions reinvested	2,874,000		19,000
	$4,951,000		$31,000
Sources of distributions:
FFO attributable to controlling interest	$4,713,000	95.2%	$—	—%
Offering proceeds	238,000	4.8	31,000	100
	$4,951,000	100%	$31,000	100%

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
To the extent that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. As of August 9, 2017, our properties located in Nevada, Alabama and California accounted for approximately 18.6%, 16.1% and 13.6%, respectively, of the annualized base rent of our total property portfolio. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
A significant portion of our annual base rent may be concentrated in a small number of tenants. Therefore, non-renewals, terminations or lease defaults by any of these significant tenants could reduce our net income and have a negative effect on our ability to pay distributions to our stockholders.
As of August 9, 2017, rental payments by two of our tenants, Colonial Oaks Master Tenant, LLC and Prime Healthcare Services – Reno, accounted for approximately 16.3% and 15.2%, respectively, of our annual base rent. The success of our investments materially depends upon the financial stability of the tenants leasing the properties we own. Therefore, a non-renewal after the expiration of a lease term, termination, default or other failure to meet rental obligations by significant tenants, such as Colonial Oaks Master Tenant, LLC and Prime Healthcare Services – Reno, would significantly lower our net income. These events could cause us to reduce the amount of distributions to our stockholders.
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
On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act of 2010, or the Patient Protection and Affordable Care Act, and on March 30, 2010, President Obama signed into law the Health Care and Education Reconciliation Act of 2010, or the Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act. Together, the two acts serve as the primary vehicle for comprehensive healthcare reform in the U.S., or collectively the Healthcare Reform Act. The insurance plans that participated on the health insurance exchanges created by the Healthcare Reform Act were expecting to receive risk corridor payments to address the high risk claims that they paid through the exchange product. However, the federal government currently owes the insurance companies approximately $8.3 billion under the risk corridor payment program that is currently disputed by the federal government. The federal government is currently defending several lawsuits from the insurance plans that participate on the health insurance exchange. If the insurance companies do not receive the payments, the insurance companies may cease to participate on the insurance exchange which limits insurance options for patients. If patients do not have access to insurance coverage, it may adversely impact the tenants’ revenues and the tenants’ ability to pay rent.
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
Furthermore, beginning in 2016, the Centers for Medicare and Medicaid Services will apply a negative payment adjustment to individual eligible professionals, Comprehensive Primary Care practice sites, and group practices participating in the PQRS group practice reporting option (including Accountable Care Organizations) that did not satisfactorily report PQRS in 2014. Program participation during a calendar year will affect payments two years later. Providers can appeal the determination, but if the provider is not successful, the provider’s reimbursement may be adversely impacted, which would adversely impact a tenant’s ability to make rent payments to us.
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
On May 4, 2017, members of the House of Representatives approved legislation to repeal portions of the Healthcare Reform Act. The current legislation approved by the House of Representatives focuses upon, among other items, modifying the individual responsibility to purchase insurance, modifying employer obligations to purchase insurance and modifying the funding for Medicaid programs. The legislation still must be approved by the Senate, where it is currently being debated at length and may not be approved. Alternatively, the Senate may approve separate legislation to repeal or revise portions of the Healthcare Reform Act in a manner that is different from the legislation approved by the House of Representatives, which separate legislation would then need to be approved by the House of Representatives. At this time, it is uncertain whether any healthcare reform legislation will ultimately become law. Any healthcare reform legislation could impact the number of individuals that have insurance to pay for healthcare services, which could impact our tenants’ collections. If our tenants’ patients do not have insurance, it could adversely impact the tenants’ ability to pay rent and operate a practice.
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
On May 4, 2017, members of the House of Representatives approved legislation to repeal portions of the Healthcare Reform Act. The current legislation approved by the House of Representatives focuses upon, among other items, modifying the individual responsibility to purchase insurance, modifying employer obligations to purchase insurance and modifying the funding for Medicaid programs. The legislation still must be approved by the Senate, where it is currently being debated at length and may not be approved. Alternatively, the Senate may approve separate legislation to repeal or revise portions of the Healthcare Reform Act in a manner that is different from the legislation approved by the House of Representatives, which separate legislation would then need to be approved by the House of Representatives. At this time, it is uncertain whether any healthcare reform legislation will ultimately become law. Any healthcare reform legislation could impact the number of individuals that have insurance to pay for healthcare services, which could impact our tenants’ collections. If our tenants’ patients do not have insurance, it could adversely impact the tenants’ ability to pay rent and operate a practice.
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
We, our future tenants and our operators for our skilled nursing, senior housing and integrated senior health campuses may be subject to various government reviews, audits and investigations that could adversely affect our business, including an obligation to refund amounts previously paid to us, potential criminal charges, the imposition of fines, and/or the loss of the right to participate in Medicare and Medicaid programs.
As a result of our future tenants’ participation in the Medicaid and Medicare programs, we, our future tenants and our operators for our skilled nursing, senior housing and integrated senior health campuses are subject to various governmental reviews, audits and investigations to verify compliance with these programs and applicable laws and regulations. We, our future tenants and our operators for our skilled nursing, senior housing and integrated senior health campuses are also subject to audits under various government programs, including Recovery Audit Contractors, Zone Program Integrity Contractors, Program Safeguard Contractors and Medicaid Integrity Contractors programs, in which third party firms engaged by Centers for Medicare & Medicaid Services, or CMS, conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare and Medicaid programs. Private pay sources also reserve the right to conduct audits. Billing and reimbursement errors and disagreements occur in the healthcare industry. We, our future tenants and our operators for our skilled nursing, senior housing and integrated senior health campuses may be engaged in reviews, audits and appeals of claims for reimbursement due to the subjectivities inherent in the process related to patient diagnosis and care, record keeping, claims processing and other aspects of the patient service and reimbursement processes, and the errors and disagreements those subjectivities can produce. An adverse review, audit or investigation could result in:

•
an obligation to refund amounts previously paid to us, our future tenants or our operators pursuant to the Medicare or Medicaid programs or from private payors, in amounts that could be material to our business;

•	state or federal agencies imposing fines, penalties and other sanctions on us, our tenants or our operators;

•	loss of our right, our tenants’ right or our operators’ right to participate in the Medicare or Medicaid programs or one or more private payor networks;

•	an increase in private litigation against us, our tenants or our operators; and

•	damage to our reputation in various markets
While we, our future tenants and our operators for our skilled nursing, senior housing and integrated senior health campuses have always been subject to post-payment audits and reviews, more intensive “probe reviews” appear to be a permanent procedure with our fiscal intermediaries. Generally, findings of overpayment from CMS contractors are eligible for appeal through the CMS defined continuum, but there may be rare instances that are not eligible for appeal. We, our future tenants and our operators for our skilled nursing, senior housing and integrated senior health campuses utilize all defenses at our disposal to demonstrate that the services provided meet all clinical and regulatory requirements for reimbursement.
If the government or a court were to conclude that such errors, deficiencies or disagreements constituted criminal violations, or were to conclude that such errors, deficiencies or disagreements resulted in the submission of false claims to federal healthcare programs, or if the government were to discover other problems in addition to the ones identified by the probe reviews that rose to actionable levels, we and certain of our officers, and our future tenants and operators for our skilled nursing, senior housing and integrated senior health campuses and certain of their officers, might face potential criminal charges and/or civil claims, administrative sanctions and penalties for amounts that could be material to our business, results of operations and financial condition. In addition, we and/or some of the key personnel of our operating subsidiaries, or those of our future tenants and operators for our skilled nursing, senior housing and integrated senior health campuses, could be temporarily or permanently excluded from future participation in state and federal healthcare reimbursement programs such as Medicaid and Medicare. In any event, it is likely that a governmental investigation alone, regardless of its outcome, would divert material time, resources and attention from our management team and our staff, or those of our future tenants and our operators for our skilled nursing, senior housing and integrated senior health campuses and could have a materially detrimental impact on our results of operations during and after any such investigation or proceedings.
In cases where claim and documentation review by any CMS contractor results in repeated poor performance, a facility can be subjected to protracted oversight. This oversight may include repeat education and re-probe, extended pre-payment review, referral to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement outside of specifically reviewed claims. Sustained failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare and Medicaid decertification, which could have a materially detrimental impact on our results of operations. Adverse actions by CMS may also cause third party payer or licensure authorities to audit our tenants. These additional audits could result in termination of third party payer agreements or licensure of the facility, which would also adversely impact our operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
On June 13, 2017, we issued 7,500 shares of restricted Class T common stock to our independent directors. These shares of restricted Class T common stock were issued pursuant to our incentive plan in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act. The restricted Class T common stock awards vested 20.0% on the grant date and 20.0% will vest on each of the first four anniversaries of the grant date.
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
As of June 30, 2017, we had received and accepted subscriptions in our offering for 26,770,204 shares of Class T common stock and 1,465,933 shares of Class I common stock, or approximately $267,402,000 and $13,567,000, respectively, excluding shares of our common stock issued pursuant to the DRIP. As of June 30, 2017, a total of $3,568,000 in Class T distributions and $102,000 in Class I distributions were reinvested pursuant to the DRIP and 378,673 shares of Class T common stock and 10,842 shares of Class I common stock were issued pursuant to the DRIP.
Our equity raise as of June 30, 2017 resulted in the following:

Amount
Gross offering proceeds — Class T and Class I common stock	$280,969,000
Gross offering proceeds from Class T and Class I shares issued pursuant to the DRIP	3,670,000
Total gross offering proceeds	284,639,000
Less public offering expenses:
Selling commissions	7,749,000
Dealer manager fees	8,277,000
Advisor funding of dealer manager fees	(5,549,000)
Other organizational and offering expenses	4,084,000
Advisor funding of other organizational and offering expenses	(4,084,000)
Net proceeds from our offering	$274,162,000
The cost of raising funds in our offering as a percentage of gross proceeds received in our primary offering was 3.7% as of June 30, 2017. As of June 30, 2017, we had used $254,708,000 in proceeds from our offering to purchase properties from unaffiliated third parties, $9,539,000 to pay acquisition fees and acquisition related expenses to affiliated parties, $3,194,000 to pay acquisition related expenses to unaffiliated parties and $1,310,000 to pay deferred financing costs on our mortgage loans payable and the Line of Credit.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
Our share repurchase plan allows for repurchases of shares of our common stock by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board of directors. All repurchases are subject to a one-year holding period, except for repurchases made in connection with a stockholder’s death or “qualifying disability,” as defined in our share repurchase plan. Funds for the repurchase of shares of our common stock will come exclusively from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to the DRIP.
The prices per share at which we will repurchase shares of our common stock will range, depending on the length of time the stockholder held such shares, from 92.5% to 100% of the price paid per share to acquire such shares from us. However, if shares of our common stock are to be repurchased in connection with a stockholder’s death or qualifying disability, the repurchase price will be no less than 100% of the price paid to acquire the shares of our common stock from us.

During the three months ended June 30, 2017, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 to April 30, 2017	—	$—	—	(1)
May 1, 2017 to May 31, 2017	—	$—	—	(1)
June 1, 2017 to June 30, 2017	7,174	$9.66	7,174	(1)
Total	7,174	$9.66	7,174
___________

(1)
Subject to funds being available, we will limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided however, shares of our common stock subject to a repurchase requested upon the death of a stockholder will not be subject to this cap.

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

Griffin-American Healthcare REIT IV, Inc. (Registrant)

August 9, 2017	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

August 9, 2017	By:	/s/ BRIAN S. PEAY
Date		Brian S. Peay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Third Articles of Amendment and Restatement of Griffin-American Healthcare REIT IV, Inc., dated December 28, 2015 (included as Exhibit 3.1 to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-205960) filed January 5, 2016 and incorporated herein by reference)

3.2
Articles Supplementary of Griffin-American Healthcare REIT IV, Inc. filed May 25, 2016 (included as Exhibit 3.1 to our Current Report on Form 8-K filed May 26, 2016 and incorporated herein by reference)

3.3
Second Amended and Restated Bylaws of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 3.2 to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-205960) filed January 5, 2016 and incorporated herein by reference)

4.1
Form of Subscription Agreement of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.1 to Post-effective Amendment No. 8 to our Registration Statement on Form S-11 (File No. 333-205960) filed May 30, 2017 and incorporated herein by reference)

4.2
Amended and Restated Distribution Reinvestment Plan of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.2 to Post-effective Amendment No. 8 to our Registration Statement on Form S-11 (File No. 333-205960) filed May 30, 2017 and incorporated herein by reference)

4.3
Share Repurchase Plan of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.3 to Post-effective Amendment No. 8 to our Registration Statement on Form S-11 (File No. 333-205960) filed May 30, 2017 and incorporated herein by reference)

4.4
Escrow Agreement by and among Griffin-American Healthcare REIT IV, Inc., Griffin Capital Securities, LLC and UMB Bank, N.A., dated February 16, 2016 (included as Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed March 7, 2016 and incorporated herein by reference)

10.1
First Amendment to Purchase and Sale Agreement by and between GAHC4 SW Illinois Senior Housing Portfolio, LLC, A&M Property Holding, LLC and Garden Place, LLC, dated April 18, 2017 (included as Exhibit 10.1 to our Current Report on Form 8-K filed April 24, 2017 and incorporated herein by reference)

10.2
Second Amendment to Purchase and Sale Agreement by and between GAHC4 SW Illinois Senior Housing Portfolio, LLC, A&M Property Holding, LLC and Garden Place, LLC, dated May 8, 2017 (included as Exhibit 10.1 to our Current Report on Form 8-K filed May 12, 2017 and incorporated herein by reference)

10.3
Third Amendment to Purchase and Sale Agreement by and between GAHC4 SW Illinois Senior Housing Portfolio, LLC, A&M Property Holding, LLC and Garden Place, LLC, dated May 10, 2017 (included as Exhibit 10.2 to our Current Report on Form 8-K filed May 12, 2017 and incorporated herein by reference)

10.4
First Amendment to Closing Agreement by and between GAHC4 SW Illinois Senior Housing Portfolio, LLC and CSL-Illinois I, LLC, dated May 10, 2017 (included as Exhibit 10.3 to our Current Report on Form 8-K filed May 12, 2017 and incorporated herein by reference)

10.5
Purchase and Sale Agreement and Joint Escrow Instructions by and between Nazareth Vista, LLC and Colonial Oaks Senior Living Holdco, LLC, dated March 6, 2017 (included as Exhibit 10.1 to our Current Report on Form 8-K filed June 14, 2017 and incorporated herein by reference)

10.6
Purchase and Sale Agreement and Joint Escrow Instructions by and between Nazareth Classic Care of Fairfield, LLC, Nazareth Classic Care of Fairfield, Inc. and Colonial Oaks Senior Living Holdco, LLC, dated March 6, 2017 (included as Exhibit 10.2 to our Current Report on Form 8-K filed June 14, 2017 and incorporated herein by reference)

10.7
Purchase and Sale Agreement and Joint Escrow Instructions by and between Nazareth Classic Care Community, LLC, Nazareth Classic Care Community, Inc. and Colonial Oaks Senior Living Holdco, LLC, dated March 6, 2017 (included as Exhibit 10.3 to our Current Report on Form 8-K filed June 14, 2017 and incorporated herein by reference)

10.8
Purchase and Sale Agreement and Joint Escrow Instructions by and between Nazareth Rose Garden of Napa, LLC, Nazareth Rose Garden of Napa, Inc. and Colonial Oaks Senior Living Holdco, LLC, dated March 6, 2017 (included as Exhibit 10.4 to our Current Report on Form 8-K filed June 14, 2017 and incorporated herein by reference)

10.9
Purchase and Sale Agreement and Joint Escrow Instructions by and between Napa Skilled Nursing Center, LLC, Nazareth Classic Care of Napa, Inc. and Colonial Oaks Senior Living Holdco, LLC, dated March 6, 2017 (included as Exhibit 10.5 to our Current Report on Form 8-K filed June 14, 2017 and incorporated herein by reference)

10.10
Purchase and Sale Agreement and Joint Escrow Instructions by and between Nazareth Park Place, LLC, Nazareth Park Place, Inc. and Colonial Oaks Senior Living Holdco, LLC, dated March 6, 2017 (included as Exhibit 10.6 to our Current Report on Form 8-K filed June 14, 2017 and incorporated herein by reference)

10.11
Purchase and Sale Agreement and Joint Escrow Instructions by and between Nazareth Agua Caliente Villa, LLC, Nazareth Agua Caliente Villa, Inc. and Colonial Oaks Senior Living Holdco, LLC, dated March 6, 2017 (included as Exhibit 10.7 to our Current Report on Form 8-K filed June 14, 2017 and incorporated herein by reference)

10.12
First Amendment to Purchase and Sale Agreements and Joint Escrow Instructions by and between Napa Skilled Nursing Center, LLC, Nazareth Classic Care of Napa, Inc., Nazareth Agua Caliente Villa, LLC, Nazareth Agua Caliente Villa, Inc., Nazareth Classic Care Community, LLC, Nazareth Classic Care Community, Inc., Nazareth Classic Care of Fairfield, LLC, Nazareth Classic Care of Fairfield, Inc., Nazareth Park Place, LLC, Nazareth Park Place, Inc., Nazareth Rose Garden of Napa, LLC, Nazareth Rose Garden of Napa, Inc., Nazareth Vista, LLC and Colonial Oaks Senior Living Holdco, LLC, dated May 5, 2017 (included as Exhibit 10.8 to our Current Report on Form 8-K filed June 14, 2017 and incorporated herein by reference)

10.13
Second Amendment to Purchase and Sale Agreements and Joint Escrow Instructions by and between Napa Skilled Nursing Center, LLC, Nazareth Classic Care of Napa, Inc., Nazareth Agua Caliente Villa, LLC, Nazareth Agua Caliente Villa, Inc., Nazareth Classic Care Community, LLC, Nazareth Classic Care Community, Inc., Nazareth Classic Care of Fairfield, LLC, Nazareth Classic Care of Fairfield, Inc., Nazareth Park Place, LLC, Nazareth Park Place, Inc., Nazareth Rose Garden of Napa, LLC, Nazareth Rose Garden of Napa, Inc., Nazareth Vista, LLC and Colonial Oaks Senior Living Holdco, LLC, dated May 12, 2017 (included as Exhibit 10.9 to our Current Report on Form 8-K filed June 14, 2017 and incorporated herein by reference)

10.14
Third Amendment to Purchase and Sale Agreements and Joint Escrow Instructions by and between Napa Skilled Nursing Center, LLC, Nazareth Classic Care of Napa, Inc., Nazareth Agua Caliente Villa, LLC, Nazareth Agua Caliente Villa, Inc., Nazareth Classic Care Community, LLC, Nazareth Classic Care Community, Inc., Nazareth Classic Care of Fairfield, LLC, Nazareth Classic Care of Fairfield, Inc., Nazareth Park Place, LLC, Nazareth Park Place, Inc., Nazareth Rose Garden of Napa, LLC, Nazareth Rose Garden of Napa, Inc., Nazareth Vista, LLC and Colonial Oaks Senior Living Holdco, LLC, dated May 19, 2017 (included as Exhibit 10.10 to our Current Report on Form 8-K filed June 14, 2017 and incorporated herein by reference)

10.15
Fourth Amendment to Purchase and Sale Agreements and Joint Escrow Instructions by and between Napa Skilled Nursing Center, LLC, Nazareth Classic Care of Napa, Inc., Nazareth Agua Caliente Villa, LLC, Nazareth Agua Caliente Villa, Inc., Nazareth Classic Care Community, LLC, Nazareth Classic Care Community, Inc., Nazareth Classic Care of Fairfield, LLC, Nazareth Classic Care of Fairfield, Inc., Nazareth Park Place, LLC, Nazareth Park Place, Inc., Nazareth Rose Garden of Napa, LLC, Nazareth Rose Garden of Napa, Inc., Nazareth Vista, LLC and Colonial Oaks Senior Living Holdco, LLC, dated May 31, 2017 (included as Exhibit 10.11 to our Current Report on Form 8-K filed June 14, 2017 and incorporated herein by reference)

10.16
Fifth Amendment to Purchase and Sale Agreements and Joint Escrow Instructions by and between Napa Skilled Nursing Center, LLC, Nazareth Classic Care of Napa, Inc., Nazareth Agua Caliente Villa, LLC, Nazareth Agua Caliente Villa, Inc., Nazareth Classic Care Community, LLC, Nazareth Classic Care Community, Inc., Nazareth Classic Care of Fairfield, LLC, Nazareth Classic Care of Fairfield, Inc., Nazareth Park Place, LLC, Nazareth Park Place, Inc., Nazareth Rose Garden of Napa, LLC, Nazareth Rose Garden of Napa, Inc., Nazareth Vista, LLC and Colonial Oaks Senior Living Holdco, LLC, dated June 7, 2017 (included as Exhibit 10.12 to our Current Report on Form 8-K filed June 14, 2017 and incorporated herein by reference)

10.17
Sixth Amendment to Purchase and Sale Agreements and Joint Escrow Instructions by and between Napa Skilled Nursing Center, LLC, Nazareth Classic Care of Napa, Inc., Nazareth Agua Caliente Villa, LLC, Nazareth Agua Caliente Villa, Inc., Nazareth Classic Care Community, LLC, Nazareth Classic Care Community, Inc., Nazareth Classic Care of Fairfield, LLC, Nazareth Classic Care of Fairfield, Inc., Nazareth Park Place, LLC, Nazareth Park Place, Inc., Nazareth Rose Garden of Napa, LLC, Nazareth Rose Garden of Napa, Inc., Nazareth Vista, LLC and Colonial Oaks Senior Living Holdco, LLC, dated June 7, 2017 (included as Exhibit 10.13 to our Current Report on Form 8-K filed June 14, 2017 and incorporated herein by reference)

10.18
Assignment of Asset Purchase Agreement by and between Colonial Oaks Senior Living Holdco, LLC, GAHC4 Belmont CA ALF, LLC and COSL Belmont, LP, dated June 8, 2017 (included as Exhibit 10.14 to our Current Report on Form 8-K filed June 14, 2017 and incorporated herein by reference)

10.19
Assignment of Asset Purchase Agreement by and between Colonial Oaks Senior Living Holdco, LLC, GAHC4 Fairfield CA MC, LLC and COSL Fairfield, LP, dated June 8, 2017 (included as Exhibit 10.15 to our Current Report on Form 8-K filed June 14, 2017 and incorporated herein by reference)

10.20
Assignment of Asset Purchase Agreement by and between Colonial Oaks Senior Living Holdco, LLC, GAHC4 Menlo Park CA MC, LLC and COSL Menlo Park, LP, dated June 8, 2017 (included as Exhibit 10.16 to our Current Report on Form 8-K filed June 14, 2017 and incorporated herein by reference)

10.21
Assignment of Asset Purchase Agreement by and between Colonial Oaks Senior Living Holdco, LLC, GAHC4 Napa CA ALF, LLC and COSL Napa RG, LP, dated June 8, 2017 (included as Exhibit 10.17 to our Current Report on Form 8-K filed June 14, 2017 and incorporated herein by reference)

10.22
Assignment of Asset Purchase Agreement by and between Colonial Oaks Senior Living Holdco, LLC, GAHC4 Napa CA MC, LLC and COSL Napa CCN, LP, dated June 8, 2017 (included as Exhibit 10.18 to our Current Report on Form 8-K filed June 14, 2017 and incorporated herein by reference)

10.23
Assignment of Asset Purchase Agreement by and between Colonial Oaks Senior Living Holdco, LLC, GAHC4 Sacramento CA ALF, LLC and COSL Sacramento, LP, dated June 8, 2017 (included as Exhibit 10.19 to our Current Report on Form 8-K filed June 14, 2017 and incorporated herein by reference)

10.24
Assignment of Asset Purchase Agreement by and between Colonial Oaks Senior Living Holdco, LLC, GAHC4 Sonoma CA ALF, LLC and COSL Sonoma, LP, dated June 8, 2017 (included as Exhibit 10.20 to our Current Report on Form 8-K filed June 14, 2017 and incorporated herein by reference)

10.25
Closing Agreement by and between GAHC4 Menlo Park CA MC, LLC, GAHC4 Fairfield CA MC, LLC, GAHC4 Belmont CA ALF, LLC, GAHC4 Sacramento CA ALF, LLC, GAHC4 Napa CA ALF, LLC, GAHC4 Napa CA MC, LLC, GAHC4 Sonoma CA ALF, LLC, Colonial Oaks Master Tenant, LLC, COSL Menlo Park, LP, COSL Fairfield, LP, COSL Belmont, LP, COSL Sacramento, LP, COSL Napa RG, LP, COSL Napa CCN, LP and COSL Sonoma, LP, dated June 8, 2017 (included as Exhibit 10.21 to our Current Report on Form 8-K filed June 14, 2017 and incorporated herein by reference)

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