Form 10-Q
period 2017-09-30
Griffin-American Healthcare REIT IV, Inc.
filed 2017-11-09
CIK 1632970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of November 3, 2017, there were 36,675,850 shares of Class T common stock and 2,028,989 shares of Class I common stock of Griffin-American Healthcare REIT IV, Inc. outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2017 and December 31, 2016
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Real estate investments, net	$318,942,000	$117,942,000
Cash and cash equivalents	4,397,000	2,237,000
Accounts and other receivables, net	1,359,000	1,299,000
Restricted cash	16,000	—
Real estate deposits	5,021,000	200,000
Identified intangible assets, net	37,635,000	19,673,000
Other assets, net	4,142,000	1,407,000
Total assets	$371,512,000	$142,758,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans payable, net(1)	$11,639,000	$3,965,000
Line of Credit(1)	26,000,000	33,900,000
Accounts payable and accrued liabilities(1)	17,053,000	5,426,000
Accounts payable due to affiliates(1)	8,065,000	5,531,000
Identified intangible liabilities, net	1,822,000	1,063,000
Security deposits, prepaid rent and other liabilities(1)	786,000	616,000
Total liabilities	65,365,000	50,501,000

Commitments and contingencies (Note 9)

Redeemable noncontrolling interest (Note 10)	2,000	2,000

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Class T common stock, $0.01 par value per share; 900,000,000 shares authorized; 34,346,388 and 11,000,433 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	343,000	110,000
Class I common stock, $0.01 par value per share; 100,000,000 shares authorized; 1,884,007 and 377,006 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	19,000	4,000
Additional paid-in capital	322,549,000	99,492,000
Accumulated deficit	(16,766,000)	(7,351,000)
Total stockholders’ equity	306,145,000	92,255,000
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$371,512,000	$142,758,000
___________

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
As of September 30, 2017 and December 31, 2016
(Unaudited)

(1)
Such liabilities of Griffin-American Healthcare REIT IV, Inc. as of September 30, 2017 and December 31, 2016 represented liabilities of Griffin-American Healthcare REIT IV Holdings, LP, a variable interest entity and consolidated subsidiary of Griffin-American Healthcare REIT IV, Inc. The creditors of Griffin-American Healthcare REIT IV Holdings, LP do not have recourse against Griffin-American Healthcare REIT IV, Inc., except for the Line of Credit, as defined in Note 7, held by Griffin-American Healthcare REIT IV Holdings, LP in the amount of $26,000,000 and $33,900,000 as of September 30, 2017 and December 31, 2016, respectively, which is guaranteed by Griffin-American Healthcare REIT IV, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Real estate revenue	$8,488,000	$312,000	$18,738,000	$338,000
Expenses:
Rental expenses	2,095,000	98,000	4,893,000	121,000
General and administrative	1,296,000	329,000	2,996,000	725,000
Acquisition related expenses	121,000	1,857,000	334,000	2,227,000
Depreciation and amortization	3,442,000	64,000	7,619,000	64,000
Total expenses	6,954,000	2,348,000	15,842,000	3,137,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt premium)	(780,000)	(56,000)	(1,607,000)	(56,000)
Interest income	—	—	1,000	—
Net income (loss)	754,000	(2,092,000)	1,290,000	(2,855,000)
Less: net income (loss) attributable to redeemable noncontrolling interest	—	—	—	—
Net income (loss) attributable to controlling interest	$754,000	$(2,092,000)	$1,290,000	$(2,855,000)
Net income (loss) per Class T and Class I common share attributable to controlling interest — basic and diluted	$0.02	$(0.62)	$0.05	$(2.12)
Weighted average number of Class T and Class I common shares outstanding — basic and diluted	32,593,321	3,357,979	23,827,175	1,345,578
Distributions declared per Class T and Class I common share	$0.15	$0.15	$0.45	$0.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE — December 31, 2016	11,377,439	$114,000	$99,492,000	$(7,351,000)	$92,255,000
Issuance of common stock	24,264,521	242,000	241,193,000	—	241,435,000
Offering costs — common stock	—	—	(23,544,000)	—	(23,544,000)
Issuance of common stock under the DRIP	584,318	6,000	5,486,000	—	5,492,000
Issuance of vested and nonvested restricted common stock	22,500	—	45,000	—	45,000
Amortization of nonvested common stock compensation	—	—	55,000	—	55,000
Repurchase of common stock	(18,383)	—	(178,000)	—	(178,000)
Distributions declared	—	—	—	(10,705,000)	(10,705,000)
Net income	—	—	—	1,290,000	1,290,000
BALANCE — September 30, 2017	36,230,395	$362,000	$322,549,000	$(16,766,000)	$306,145,000

	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE — December 31, 2015	20,833	$—	$200,000	$—	$200,000	$2,000	$202,000
Issuance of common stock	5,374,861	54,000	53,449,000	—	53,503,000	—	53,503,000
Offering costs — common stock	—	—	(7,584,000)	—	(7,584,000)	—	(7,584,000)
Issuance of common stock under the DRIP	23,379	—	222,000	—	222,000	—	222,000
Issuance of vested and nonvested restricted common stock	15,000	—	30,000	—	30,000	—	30,000
Amortization of nonvested common stock compensation	—	—	36,000	—	36,000	—	36,000
Reclassification of noncontrolling interest to mezzanine equity	—	—	—	—	—	(2,000)	(2,000)
Distributions declared	—	—	—	(598,000)	(598,000)	—	(598,000)
Net loss	—	—	—	(2,855,000)	(2,855,000)	—	(2,855,000)
BALANCE — September 30, 2016	5,434,073	$54,000	$46,353,000	$(3,453,000)	$42,954,000	$—	$42,954,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,290,000	$(2,855,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,619,000	64,000
Other amortization (including deferred financing costs, above/below-market leases, leasehold interests, above-market leasehold interests and debt premium)	251,000	27,000
Deferred rent	(1,124,000)	(33,000)
Stock based compensation	100,000	66,000
Share discounts	3,000	49,000
Bad debt expense	94,000	—
Changes in operating assets and liabilities:
Accounts and other receivables	(362,000)	(80,000)
Other assets	(305,000)	(105,000)
Accounts payable and accrued liabilities	1,394,000	449,000
Accounts payable due to affiliates	169,000	33,000
Security deposits, prepaid rent and other liabilities	(280,000)	(6,000)
Net cash provided by (used in) operating activities	8,849,000	(2,391,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of real estate investments	(215,738,000)	(55,619,000)
Capital expenditures	(845,000)	(18,000)
Restricted cash	(16,000)	—
Real estate deposits	(4,821,000)	(1,000,000)
Pre-acquisition expenses	(698,000)	—
Net cash used in investing activities	(222,118,000)	(56,637,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on mortgage loan payable	(189,000)	(19,000)
Borrowings under the Line of Credit	192,600,000	12,000,000
Payments on the Line of Credit	(200,500,000)	—
Proceeds from issuance of common stock	241,647,000	52,484,000
Deferred financing costs	(175,000)	(1,027,000)
Repurchase of common stock	(178,000)	—
Payment of offering costs	(13,673,000)	(1,889,000)
Security deposits	(97,000)	—
Distributions paid	(4,006,000)	(148,000)
Net cash provided by financing activities	215,429,000	61,401,000
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,160,000	2,373,000
CASH AND CASH EQUIVALENTS — Beginning of period	2,237,000	202,000
CASH AND CASH EQUIVALENTS — End of period	$4,397,000	$2,575,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$1,356,000	$1,000
Income taxes	$7,000	$—

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Investing Activities:
Accrued capital expenditures	$931,000	$—
Accrued pre-acquisition expenses	$601,000	$—
The following represents the increase in certain assets and liabilities in connection with our acquisitions of real estate investments:
Other assets	$213,000	$144,000
Mortgage loans payable	$8,000,000	$3,968,000
Accounts payable and accrued liabilities	$803,000	$75,000
Security deposits and prepaid rent	$545,000	$106,000
Financing Activities:
Issuance of common stock under the DRIP	$5,492,000	$222,000
Distributions declared but not paid	$1,739,000	$228,000
Accrued Contingent Advisor Payment	$7,759,000	$3,802,000
Accrued stockholder servicing fee	$11,496,000	$1,847,000
Reclassification of noncontrolling interest to mezzanine equity	$—	$2,000
Accrued deferred financing costs	$22,000	$72,000
Receivable from transfer agent	$807,000	$926,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended September 30, 2017 and 2016
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT IV, Inc. and its subsidiaries, including Griffin-American Healthcare REIT IV Holdings, LP, except where the context otherwise requires.
1. Organization and Description of Business
Griffin-American Healthcare REIT IV, Inc., a Maryland corporation, was incorporated on January 23, 2015 and therefore we consider that our date of inception. We were initially capitalized on February 6, 2015. We invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We may also originate and acquire secured loans and real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income. We qualified to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes beginning with our taxable year ended December 31, 2016, and we intend to continue to qualify to be taxed as a REIT.
On February 16, 2016, we commenced our initial public offering, or our offering, in which we were offering to the public up to $3,150,000,000 in shares of our Class T common stock, consisting of up to $3,000,000,000 in shares of our Class T common stock at a price of $10.00 per share in our primary offering and up to $150,000,000 in shares of our Class T common stock for $9.50 per share pursuant to our distribution reinvestment plan, as amended, or the DRIP. Effective June 17, 2016, we reallocated certain of the unsold shares of Class T common stock being offered and began offering shares of Class I common stock, such that we are currently offering up to approximately $2,800,000,000 in shares of Class T common stock and $200,000,000 in shares of Class I common stock in our primary offering, and up to an aggregate of $150,000,000 in shares of our Class T and Class I common stock pursuant to the DRIP, aggregating up to $3,150,000,000. The shares of our Class T common stock in our primary offering are being offered at a price of $10.00 per share. The shares of our Class I common stock in our primary offering were being offered at a price of $9.30 per share prior to March 1, 2017, and are being offered at a price of $9.21 per share for all shares issued effective March 1, 2017. The shares of our Class T and Class I common stock issued pursuant to the DRIP were sold at a price of $9.50 per share prior to January 1, 2017, and are sold at a price of $9.40 per share for all shares issued pursuant to the DRIP effective January 1, 2017. After our board of directors determines an estimated net asset value, or NAV, per share of our common stock, share prices are expected to be adjusted to reflect the estimated NAV per share and, in the case of shares offered pursuant to our primary offering, up-front selling commissions and dealer manager fees other than those funded by Griffin-American Healthcare REIT IV Advisor, LLC, or Griffin-American Healthcare REIT IV Advisor, or our advisor. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and the DRIP, and among classes of stock. As of September 30, 2017, we had received and accepted subscriptions in our offering for 35,522,410 aggregate shares of our Class T and Class I common stock, or approximately $353,510,000, excluding shares of our common stock issued pursuant to the DRIP.
We conduct substantially all of our operations through Griffin-American Healthcare REIT IV Holdings, LP, or our operating partnership. We are externally advised by our advisor pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 16, 2016 and had a one-year term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was renewed pursuant to the mutual consent of the parties on February 13, 2017 and expires on February 16, 2018. Our advisor uses its best efforts, subject to the oversight and review of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Company, LLC, or Griffin Capital (formerly known as Griffin Capital Corporation), or collectively, our co-sponsors. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony NorthStar, Inc. (NYSE: CLNS), or Colony NorthStar (formerly known as NorthStar Asset Management Group Inc. prior to its merger with Colony Capital, Inc. and NorthStar Realty Finance Corp. on January 10, 2017), and 7.8% owned by James F. Flaherty III, a former partner of Colony NorthStar. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or our dealer manager, Colony NorthStar or Mr. Flaherty; however, we are affiliated with Griffin-American Healthcare REIT IV Advisor, American Healthcare Investors and AHI Group Holdings.
We currently operate through two reportable business segments — medical office buildings and senior housing. As of September 30, 2017, we had completed 17 real estate acquisitions whereby we owned 29 properties, comprising 30 buildings, or approximately 1,418,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $356,640,000.

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
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of September 30, 2017 and December 31, 2016, we owned greater than a 99.99% general partnership interest therein. Our advisor is a limited partner, and as of September 30, 2017 and December 31, 2016, owned less than a 0.01% noncontrolling limited partnership interest in our operating partnership.
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
As of September 30, 2017 and December 31, 2016, we had $94,000 and $0, respectively, in allowance for uncollectible accounts, which was determined necessary to reduce receivables to our estimate of the amount recoverable. For the three and nine months ended September 30, 2017 and 2016, we did not write off any of our receivables directly to bad debt expense. For the three and nine months ended September 30, 2017 and 2016, we did not write off any receivables against the allowance for uncollectible accounts.
As of September 30, 2017 and December 31, 2016, we did not have any allowance for uncollectible accounts for deferred rent receivables. For the three and nine months ended September 30, 2017, $0 and $2,000, respectively, of our deferred rent receivables were directly written off to bad debt expense. For the three and nine months ended September 30, 2016, we did not write off any of our deferred rent receivables directly to bad debt expense.
Property Acquisitions
In accordance with ASC Topic 805, Business Combinations, and Accounting Standards Update, or ASU, 2017-01, Clarifying the Definition of a Business, or ASU 2017-01, we determine whether a transaction is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the assets acquired and liabilities assumed are not a business, we account for the transaction as an asset acquisition. Under both methods, we recognize the identifiable assets acquired and liabilities assumed; however, for a transaction accounted for as an asset acquisition, we allocate the purchase price to the identifiable assets acquired and liabilities assumed based on their relative fair values. We immediately expense acquisition related expenses associated with a business combination and capitalize acquisition related expenses directly associated with an asset acquisition. As a result of our early adoption of ASU 2017-01 on January 1, 2017, we accounted for the eight property acquisitions we completed for the nine months ended September 30, 2017 as asset acquisitions rather than business combinations. See Note 3, Real Estate Investments, Net, for a further discussion. For the nine months ended September 30, 2016, we completed five property acquisitions, which we accounted for as business combinations. See Note 14, Business Combinations, for a further discussion.
Real Estate Deposits
Real estate deposits include refundable and non-refundable funds held by escrow agents and others to be applied towards the acquisition of real estate investments, and such future investments are subject to substantial conditions to closing. As of September 30, 2017, we had $5,000,000 of non-refundable real estate deposits held in escrow to be applied towards the acquisition of a senior housing portfolio from unaffiliated third parties. The acquisition of such senior housing portfolio was completed on November 1, 2017 and the real estate deposits held in escrow were applied towards the purchase price. See Note 18, Subsequent Events — Property Acquisition, for a further discussion.
Recently Issued or Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as codified in ASC Topic 606, which replaces the existing accounting standards for revenue recognition. ASC Topic 606 provides a five-step framework to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration expected to be received in exchange for those goods or services. ASC Topic 606 is effective for interim and annual reporting periods beginning after December 15, 2017. Currently, our primary source of revenue is generated through leasing arrangements, which are excluded from ASC Topic 606; however, we expect that the adoption of ASC Topic 606 on January 1, 2018 will impact the recognition of common area maintenance from our current leasing arrangements and certain elements of resident fees (including revenues that are ancillary to the contractual rights of residents) for any healthcare-related facilities we may acquire and operate in the future utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Code authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). We will not apply the principles of ASC Topic 606 to our common area maintenance revenues and certain elements of resident fees to the extent they qualified as lease revenues until

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

January 1, 2019, when we adopt ASU 2016-02, Leases, or ASU 2016-02. We have not yet selected a transition method and we expect to complete our evaluation of the impact of the adoption of ASC Topic 606 and its amendments on our consolidated financial statements during the fourth quarter of 2017.
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
In February 2016, the FASB issued ASU 2016-02, which amends the guidance on accounting for leases, including extensive amendments to the disclosure requirements. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02 from a lessor perspective, the guidance will require bifurcation of lease revenues into lease components and non-lease components and to separately recognize and disclose non-lease components that are executory in nature. Lease components will continue to be recognized on a straight-line basis over the lease term and certain non-lease components will be accounted for under the new revenue recognition guidance in ASC Topic 606. The disaggregated disclosure of lease and executory non-lease components (e.g., maintenance) will be required upon the adoption of ASU 2016-02. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted for financial statements that have not yet been made available for issuance. ASU 2016-02 requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements with a few optional practical expedients. As a result of the adoption of ASU 2016-02 on January 1, 2019, we will recognize all of our operating leases for which we are the lessee, including facilities leases and ground leases, on our consolidated balance sheets and will capitalize fewer legal costs related to the drafting and execution of our lease agreements. We are still evaluating the transition method including the practical expedient offered in ASU 2016-02. We are also evaluating the complete impact of the adoption of ASU 2016-02 on January 1, 2019 to our consolidated financial statements and disclosures.
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
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Building and improvements	$285,481,000	$106,442,000
Land	39,386,000	12,322,000
	324,867,000	118,764,000
Less: accumulated depreciation	(5,925,000)	(822,000)
	$318,942,000	$117,942,000
Depreciation expense for the three and nine months ended September 30, 2017 was $2,305,000 and $5,110,000, respectively. Depreciation expense for the three and nine months ended September 30, 2016 was $40,000.
For the three months ended September 30, 2017, we incurred capital expenditures of $324,000 on our medical office buildings and $700,000 on our senior housing facilities. In addition to the acquisitions discussed below, for the nine months ended September 30, 2017, we incurred capital expenditures of $1,076,000 on our medical office buildings and $700,000 on our senior housing facilities.
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets. The reimbursement of acquisition expenses, acquisition fees, total development costs and real estate commissions and other fees paid to unaffiliated third parties will not exceed, in the aggregate, 6.0% of the contract purchase price of our property acquisitions, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors. For the three and nine months ended September 30, 2017 and 2016, such fees and expenses paid did not exceed 6.0% of the contract purchase price of our property acquisitions, except with respect to our acquisitions of Auburn MOB, Pottsville MOB and Lafayette Assisted Living Portfolio. Our directors, including a majority of our independent directors, not otherwise interested in the transactions, approved the reimbursement of fees and expenses to our advisor or its affiliates for the acquisitions of Auburn MOB, Pottsville MOB and Lafayette Assisted Living Portfolio in excess of the 6.0% limit and determined that such fees and expenses were commercially fair and reasonable to us.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Acquisitions in 2017
For the nine months ended September 30, 2017, using net proceeds from our offering and debt financing, we completed eight property acquisitions comprising 18 buildings from unaffiliated third parties. The aggregate contract purchase price of these properties was $217,820,000 and we incurred $9,802,000 in total acquisition fees to our advisor in connection with these property acquisitions. The following is a summary of our property acquisitions for the nine months ended September 30, 2017:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Mortgage Loan Payable(2)	Line of Credit(3)	Total Acquisition Fee(4)
Battle Creek MOB	Battle Creek, MI	Medical Office	03/10/17	$7,300,000	$—	$—	$328,000
Reno MOB	Reno, NV	Medical Office	03/13/17	66,250,000	—	60,000,000	2,982,000
Athens MOB Portfolio	Athens, GA	Medical Office	05/18/17	16,800,000	—	7,800,000	756,000
SW Illinois Senior Housing Portfolio	Columbia, Millstadt, Red Bud and Waterloo, IL	Senior Housing	05/22/17	31,800,000	—	31,700,000	1,431,000
Lawrenceville MOB	Lawrenceville, GA	Medical Office	06/12/17	11,275,000	8,000,000	3,000,000	507,000
Northern California Senior Housing Portfolio	Belmont, Fairfield, Menlo Park and Sacramento, CA	Senior Housing	06/28/17	45,800,000	—	21,600,000	2,061,000
Roseburg MOB	Roseburg, OR	Medical Office	06/29/17	23,200,000	—	23,000,000	1,044,000
Fairfield County MOB Portfolio	Stratford and Trumbull, CT	Medical Office	09/29/17	15,395,000	—	15,500,000	693,000
Total				$217,820,000	$8,000,000	$162,600,000	$9,802,000
___________

(1)	We own 100% of our properties acquired in 2017.

(2)	Represents the principal balance of the mortgage loan payable assumed by us at the time of acquisition.

(3)	Represents a borrowing under the Line of Credit, as defined in Note 7, Line of Credit, at the time of acquisition.

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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We accounted for the eight property acquisitions we completed for the nine months ended September 30, 2017 as asset acquisitions. We incurred base acquisition fees and direct acquisition related expenses of $6,999,000, which were capitalized in accordance with our early adoption of ASU 2017-01. In addition, we incurred Contingent Advisor Payments of $4,901,000 to our advisor for these property acquisitions. The following table summarizes the purchase price of the assets acquired and liabilities assumed at the time of acquisition from our eight property acquisitions in 2017 based on their relative fair values:

2017 Acquisitions
Building and improvements	$177,270,000
Land	27,064,000
In-place leases	20,518,000
Above-market leases	127,000
Total assets acquired	224,979,000
Mortgage loan payable	(8,000,000)
Below-market leases	(571,000)
Above-market leasehold interests	(395,000)
Total liabilities assumed	(8,966,000)
Net assets acquired	$216,013,000
4. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
In-place leases, net of accumulated amortization of $2,936,000 and $430,000 as of September 30, 2017 and December 31, 2016, respectively (with a weighted average remaining life of 9.3 years and 8.1 years as of September 30, 2017 and December 31, 2016, respectively)	$30,517,000	$12,504,000
Leasehold interests, net of accumulated amortization of $95,000 and $22,000 as of September 30, 2017 and December 31, 2016, respectively (with a weighted average remaining life of 70.8 years and 71.5 years as of September 30, 2017 and December 31, 2016, respectively)	6,317,000	6,390,000
Above-market leases, net of accumulated amortization of $135,000 and $31,000 as of September 30, 2017 and December 31, 2016, respectively (with a weighted average remaining life of 5.8 years and 6.3 years as of September 30, 2017 and December 31, 2016, respectively)	801,000	779,000
	$37,635,000	$19,673,000
Amortization expense on identified intangible assets for the three and nine months ended September 30, 2017 was $1,196,000 and $2,683,000, respectively, which included $38,000 and $104,000, respectively, of amortization recorded against real estate revenue for above-market leases and $24,000 and $73,000, respectively, of amortization recorded to rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations. Amortization expense on identified intangible assets for the three and nine months ended September 30, 2016 was $24,000, which related to in-place leases.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The aggregate weighted average remaining life of the identified intangible assets was 19.6 years and 28.6 years as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, estimated amortization expense on the identified intangible assets for the three months ending December 31, 2017 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2017	$1,310,000
2018	4,863,000
2019	4,400,000
2020	3,862,000
2021	3,466,000
Thereafter	19,734,000
$37,635,000
5. Other Assets, Net
Other assets, net consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Prepaid expenses and deposits	$1,968,000	$257,000
Deferred rent receivables	1,330,000	207,000
Deferred financing costs, net of accumulated amortization of $379,000 and $112,000 as of September 30, 2017 and December 31, 2016, respectively(1)	710,000	943,000
Lease commissions, net of accumulated amortization of $3,000 and $0 as of September 30, 2017 and December 31, 2016, respectively	134,000	—
	$4,142,000	$1,407,000
___________

(1)
In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03, and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, or ASU 2015-15, deferred financing costs only include costs related to the Line of Credit, as defined in Note 7, Line of Credit.

Amortization expense on deferred financing costs of the Line of Credit for the three and nine months ended September 30, 2017 was $90,000 and $267,000, respectively. Amortization expense on deferred financing costs of the Line of Credit for the three and nine months ended September 30, 2016 was $27,000. Amortization expense on deferred financing costs of the Line of Credit is recorded to interest expense in our accompanying condensed consolidated statements of operations. Amortization expense on lease commissions for the three and nine months ended September 30, 2017 was $3,000. For the three and nine months ended September 30, 2016, we did not incur any amortization expense on lease commissions.
6. Mortgage Loans Payable, Net
Mortgage loans payable were $11,718,000 ($11,639,000, including premium and deferred financing costs, net) and $3,908,000 ($3,965,000, including premium and deferred financing costs, net) as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, we had two fixed-rate mortgage loans with interest rates ranging from 4.77% to 5.25% per annum, maturity dates ranging from April 1, 2020 to August 1, 2029 and a weighted average effective interest rate of 4.92%. As of December 31, 2016, we had one fixed-rate mortgage loan with an interest rate of 5.25% per annum and a maturity date of August 1, 2029.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The changes in the carrying amount of mortgage loans payable, net consisted of the following for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Beginning balance	$3,965,000	$—
Additions:
Assumptions of mortgage loans payable	8,000,000	3,968,000
Amortization of deferred financing costs(1)	23,000	—
Deductions:
Deferred financing costs(1)	(151,000)	(102,000)
Scheduled principal payments on mortgage loan payable	(189,000)	(19,000)
Amortization of premium on mortgage loan payable	(9,000)	—
Ending balance	$11,639,000	$3,847,000
___________

(1)	In accordance with ASU 2015-03 and ASU 2015-15, deferred financing costs only include costs related to our mortgage loans payable.
As of September 30, 2017, the principal payments due on our mortgage loans payable for the three months ending December 31, 2017 and for each of the next four years ending December 31 and thereafter were as follows:

Year	Amount
2017	$84,000
2018	386,000
2019	407,000
2020	8,035,000
2021	314,000
Thereafter	2,492,000
$11,718,000
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
The maximum principal amount of the Credit Agreement may be increased by up to $100,000,000, for a total principal amount of $200,000,000, subject to: (i) the terms of the Credit Agreement; and (ii) at least five business days’ prior written notice to Bank of America. On October 31, 2017, we increased the aggregate maximum principal amount of the Line of Credit to $200,000,000. See Note 18, Subsequent Events — Amendment to the Credit Agreement with Bank of America and KeyBank, for a further discussion.

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
As of September 30, 2017 and December 31, 2016, our aggregate borrowing capacity under the Line of Credit was $100,000,000. As of September 30, 2017 and December 31, 2016, borrowings outstanding totaled $26,000,000 and $33,900,000, respectively, and $74,000,000 and $66,100,000, respectively, remained available under the Line of Credit. As of September 30, 2017 and December 31, 2016, the weighted average interest rate on borrowings outstanding was 3.72% and 4.30% per annum, respectively.
8. Identified Intangible Liabilities, Net
Identified intangible liabilities, net consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Below-market leases, net of accumulated amortization of $263,000 and $60,000 as of September 30, 2017 and December 31, 2016, respectively (with a weighted average remaining life of 6.6 years and 5.4 years as of September 30, 2017 and December 31, 2016, respectively)	$1,431,000	$1,063,000
Above-market leasehold interests, net of accumulated amortization of $4,000 and $0 as of September 30, 2017 and December 31, 2016, respectively (with a weighted average remaining life of 52.4 years and 0 years as of September 30, 2017 and December 31, 2016, respectively)	391,000	—
	$1,822,000	$1,063,000
Amortization expense on identified intangible liabilities for the three and nine months ended September 30, 2017 was $70,000 and $207,000, respectively, which included $68,000 and $203,000, respectively, of amortization recorded to real estate revenue for below-market leases and $2,000 and $4,000, respectively, of amortization recorded against rental expenses for above-market leasehold interests in our accompanying condensed consolidated statements of operations. We did not incur any amortization expense on identified intangible liabilities for the three and nine months ended September 30, 2016.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The aggregate weighted average remaining life of the identified intangible liabilities was 16.4 years and 5.4 years as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, estimated amortization expense on identified intangible liabilities for the three months ending December 31, 2017 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2017	$85,000
2018	338,000
2019	310,000
2020	147,000
2021	125,000
Thereafter	817,000
$1,822,000
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
10. Redeemable Noncontrolling Interest
As of September 30, 2017 and December 31, 2016, we owned greater than a 99.99% general partnership interest in our operating partnership, and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. The noncontrolling interest of our advisor in our operating partnership, which has redemption features outside of our control, is accounted for as a redeemable noncontrolling interest and is presented outside of permanent equity in our accompanying condensed consolidated balance sheets. See Note 11, Equity — Noncontrolling Interest of Limited Partner in Operating Partnership, for a further discussion. In addition, see Note 12, Related Party Transactions — Liquidity Stage — Subordinated Participation Interest — Subordinated Distribution Upon Listing, and Note 12, Related Party Transactions — Subordinated Distribution Upon Termination, for a further discussion of the redemption features of the limited partnership units.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We record the carrying amount of redeemable noncontrolling interest at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss and distributions; or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interest consisted of the following for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Beginning balance	$2,000	$—
Reclassification from equity	—	2,000
Net income (loss) attributable to redeemable noncontrolling interest	—	—
Ending balance	$2,000	$2,000
11. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of September 30, 2017 and December 31, 2016, no shares of preferred stock were issued and outstanding.
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
The shares of our Class T common stock in the primary offering are being offered at a price of $10.00 per share. The shares of our Class I common stock in the primary offering were being offered at a price of $9.30 per share prior to March 1, 2017, and are being offered at a price of $9.21 per share for all shares issued effective March 1, 2017. The shares of our Class T and Class I common stock issued pursuant to the DRIP were sold at a price of $9.50 per share prior to January 1, 2017, and are sold at a price of $9.40 per share for all shares issued pursuant to the DRIP effective January 1, 2017. After our board of directors determines an estimated NAV per share of our common stock, share prices are expected to be adjusted to reflect the estimated NAV per share and, in the case of shares offered pursuant to our primary offering, up-front selling commissions and dealer manager fees other than those funded by our advisor.
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
On February 6, 2015, our advisor acquired shares of our Class T common stock for total cash consideration of $200,000 and was admitted as our initial stockholder. We used the proceeds from the sale of shares of our Class T common stock to our advisor to make an initial capital contribution to our operating partnership. As of September 30, 2017 and December 31, 2016, our advisor owned 20,833 shares of our Class T common stock.
Through September 30, 2017, we had issued 35,522,410 aggregate shares of our Class T and Class I common stock in connection with the primary portion of our offering and 668,035 aggregate shares of our Class T and Class I common stock pursuant to the DRIP. We also granted an aggregate of 37,500 shares of our restricted Class T common stock to our independent directors and repurchased 18,383 shares of our common stock under our share repurchase plan through September 30, 2017. As of September 30, 2017 and December 31, 2016, we had 36,230,395 and 11,377,439 aggregate shares of our Class T and Class I common stock, respectively, issued and outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of September 30, 2017, we had a receivable of $807,000 for offering proceeds, net of selling commissions and dealer manager fees, from our transfer agent, which was received in October 2017.
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
For the three and nine months ended September 30, 2017, $2,618,000 and $5,492,000, respectively, in distributions were reinvested and 278,520 and 584,318 shares of our common stock, respectively, were issued pursuant to the DRIP. For the three and nine months ended September 30, 2016, $203,000 and $222,000, respectively, in distributions were reinvested and 21,376 and 23,379 shares of our common stock, respectively, were issued pursuant to the DRIP. As of September 30, 2017 and December 31, 2016, a total of $6,288,000 and $796,000, respectively, in distributions were reinvested that resulted in 668,035 and 83,717 shares of our common stock, respectively, being issued pursuant to the DRIP.
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
All repurchases will be subject to a one-year holding period, except for repurchases made in connection with a stockholder’s death or “qualifying disability,” as defined in our share repurchase plan. Further, all share repurchases will be repurchased following a one-year holding period at a price between 92.5% to 100% of each stockholder’s repurchase amount depending on the period of time their shares have been held. During our offering, the repurchase amount for shares repurchased under our share repurchase plan shall be equal to the lesser of (i) the amount per share that a stockholder paid for their shares of our common stock, or (ii) the per share offering price in our offering. If we are no longer engaged in an offering, the repurchase amount for shares repurchased under our share repurchase plan will be determined by our board of directors. However, if shares of our common stock are repurchased in connection with a stockholder’s death or qualifying disability, the repurchase price will be no less than 100% of the price paid to acquire the shares of our common stock from us. Furthermore, our share repurchase plan provides that if there are insufficient funds to honor all repurchase requests, pending requests will be honored among all requests for repurchase in any given repurchase period, as follows: first, pro rata as to repurchases sought upon a stockholder’s death; next, pro rata as to repurchases sought by stockholders with a qualifying disability; and, finally, pro rata as to other repurchase requests.
For the three and nine months ended September 30, 2017, we received share repurchase requests and repurchased 11,209 and 18,383 shares of our common stock, respectively, for an aggregate of $109,000 and $178,000, respectively, at an average repurchase price of $9.69 and $9.68 per share, respectively. No share repurchases were requested or made for the three and nine months ended September 30, 2016.
As of September 30, 2017, we received share repurchase requests and repurchased 18,383 shares of our common stock for an aggregate of $178,000 at an average repurchase price of $9.68 per share. All shares were repurchased using proceeds we received from the sale of shares of our common stock pursuant to the DRIP. As of December 31, 2016, no share repurchases were requested or made.

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
Through September 30, 2017, we granted an aggregate of 22,500 shares of our restricted Class T common stock, as defined in our incentive plan, to our independent directors in connection with their initial election or re-election to our board of directors, of which 20.0% immediately vested on the grant date and 20.0% will vest on each of the first four anniversaries of the grant date. In addition, through September 30, 2017, we granted an aggregate of 15,000 shares of our restricted Class T common stock to our independent directors in consideration for their past services rendered. These shares of restricted Class T common stock vest under the same period described above. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock will have full voting rights and rights to distributions.
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
ASC Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three and nine months ended September 30, 2017 and 2016, we did not assume any forfeitures. For the three months ended September 30, 2017 and 2016, we recognized compensation expense of $61,000 and $14,000, respectively, and for the nine months ended September 30, 2017 and 2016, we recognized stock compensation expense of $100,000 and $66,000, respectively, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
As of September 30, 2017 and December 31, 2016, there was $195,000 and $70,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested shares of our restricted Class T common stock. As of September 30, 2017, this expense is expected to be recognized over a remaining weighted average period of 2.00 years.
As of September 30, 2017 and December 31, 2016, the weighted average grant date fair value of the nonvested shares of our restricted Class T common stock was $270,000 and $120,000, respectively. A summary of the status of the nonvested shares of our restricted Class T common stock as of September 30, 2017 and December 31, 2016 and the changes for the nine months ended September 30, 2017 is presented below:

	Number of Nonvested Shares of Our Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance — December 31, 2016	12,000	$10.00
Granted	22,500	$10.00
Vested	(7,500)	$10.00
Forfeited	—	$—
Balance — September 30, 2017	27,000	$10.00
Expected to vest — September 30, 2017	27,000	$10.00
Offering Costs
Selling Commissions
Generally, we pay our dealer manager selling commissions of up to 3.0% of the gross offering proceeds from the sale of Class T shares of our common stock pursuant to our primary offering. To the extent that selling commissions are less than 3.0% of the gross offering proceeds for any Class T shares sold, such reduction in selling commissions will be accompanied by a corresponding reduction in the applicable per share purchase price for purchases of such shares. No selling commissions are

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

payable on Class I shares or shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three months ended September 30, 2017 and 2016, we incurred $2,059,000 and $1,012,000, respectively, in selling commissions to our dealer manager. For the nine months ended September 30, 2017 and 2016, we incurred $6,763,000 and $1,392,000, respectively, in selling commissions to our dealer manager. Such commissions were charged to stockholders’ equity as such amounts were paid to our dealer manager from the gross proceeds of our offering.
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
For the three months ended September 30, 2017 and 2016, we incurred $689,000 and $370,000, respectively, in dealer manager fees to our dealer manager. For the nine months ended September 30, 2017 and 2016, we incurred $2,311,000 and $521,000, respectively, in dealer manager fees to our dealer manager. Such fees were charged to stockholders’ equity as such amounts were paid to our dealer manager or its affiliates from the gross proceeds of our offering. See Note 12, Related Party Transactions — Offering Stage — Dealer Manager Fee, for a further discussion of the dealer manager fee funded by our advisor.
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
For the three months ended September 30, 2017 and 2016, we incurred $2,430,000 and $1,349,000, respectively, in stockholder servicing fees to our dealer manager. For the nine months ended September 30, 2017 and 2016, we incurred $8,568,000 and $1,856,000, respectively, in stockholder servicing fees to our dealer manager. As of September 30, 2017 and December 31, 2016, we accrued $11,496,000 and $3,973,000, respectively, in connection with the stockholder servicing fee payable, which is included in accounts payable and accrued liabilities with a corresponding offset to stockholders’ equity in our accompanying condensed consolidated balance sheets.
Noncontrolling Interest of Limited Partner in Operating Partnership
On February 6, 2015, our advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for Class T partnership units. Upon the effectiveness of the Advisory Agreement on February 16, 2016, Griffin-American Healthcare REIT IV Advisor became our advisor. As our advisor, Griffin-American Healthcare REIT IV Advisor is entitled to redemption rights of its limited partnership units. Therefore, as of February 16, 2016, such limited partnership units no longer

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

meet the criteria for classification within the equity section of our accompanying condensed consolidated balance sheets, and as such, were reclassified outside of permanent equity, as a mezzanine item, in our accompanying condensed consolidated balance sheets. See Note 10, Redeemable Noncontrolling Interest, for a further discussion. As of September 30, 2017 and December 31, 2016, our advisor owned all of our 208 Class T partnership units outstanding.
12. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and one of our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings; however, we are not affiliated with Griffin Capital, our dealer manager, Colony NorthStar or Mr. Flaherty. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. For the three months ended September 30, 2017 and 2016, we incurred $2,856,000 and $2,331,000, respectively, and for the nine months ended September 30, 2017 and 2016, we incurred $12,633,000 and $5,500,000, respectively, in fees and expenses to our affiliates as detailed below.
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
For the three months ended September 30, 2017 and 2016, we incurred $1,414,000 and $741,000, respectively, payable to our advisor as part of the Contingent Advisor Payment in connection with the dealer manager fee that our advisor had incurred. For the nine months ended September 30, 2017 and 2016, we incurred $4,751,000 and $1,043,000, respectively, payable to our advisor as part of the Contingent Advisor Payment in connection with the dealer manager fee that our advisor had incurred. Such fee was charged to stockholders' equity as incurred with a corresponding offset to accounts payable due to affiliates in our accompanying condensed consolidated balance sheets. See Note 11, Equity — Offering Costs — Dealer Manager Fee, for a further discussion of the dealer manager fee funded by us.
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
For the three months ended September 30, 2017 and 2016, we incurred $259,000 and $344,000, respectively, payable to our advisor as part of the Contingent Advisor Payment in connection with the other organizational and offering expenses that

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

our advisor had incurred. For the nine months ended September 30, 2017 and 2016, we incurred $1,151,000 and $2,759,000, respectively, payable to our advisor as part of the Contingent Advisor Payment in connection with the other organizational and offering expenses that our advisor had incurred. Such expenses were charged to stockholders' equity as incurred with a corresponding offset to accounts payable due to affiliates in our accompanying condensed consolidated balance sheets.
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
The base acquisition fee in connection with the acquisition of properties accounted for as business combinations is expensed as incurred and included in acquisition related expenses in our accompanying condensed consolidated statements of operations. The base acquisition fee in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments is capitalized as part of the associated investment in our accompanying condensed consolidated balance sheets. For the three months ended September 30, 2017 and 2016, we paid base acquisition fees of $347,000 and $1,220,000, respectively, to our advisor. For the nine months ended September 30, 2017 and 2016, we paid base acquisition fees of $4,901,000 and $1,343,000, respectively, to our advisor. As of September 30, 2017 and December 31, 2016, we recorded $7,759,000 and $5,404,000, respectively, as part of the Contingent Advisor Payment, which is included in accounts payable due to affiliates with a corresponding offset to stockholders’ equity in our accompanying condensed consolidated balance sheets. As of September 30, 2017, we have paid $3,548,000 in Contingent Advisor Payments to our advisor. For a further discussion of amounts paid in connection with the Contingent Advisor Payment, see Dealer Manager Fee and Other Organizational and Offering Expenses, above. In addition, see Note 3, Real Estate Investments, Net, for a further discussion.
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
For the three and nine months ended September 30, 2017 and 2016, we did not incur any development fees to our advisor or its affiliates.
Reimbursement of Acquisition Expenses
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets, which are reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees, total development costs and real estate commissions paid to unaffiliated third parties will not exceed, in the aggregate, 6.0% of

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

the contract purchase price of the property or real estate-related investments, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction. For the three and nine months ended September 30, 2017 and 2016, such fees and expenses paid did not exceed 6.0% of the contract purchase price of our property acquisitions, except with respect to our acquisitions of Auburn MOB, Pottsville MOB and Lafayette Assisted Living Portfolio. For a further discussion, see Note 3, Real Estate Investments, Net.
Reimbursements of acquisition expenses in connection with the acquisition of properties accounted for as business combinations are expensed as incurred and included in acquisition related expenses in our accompanying condensed consolidated statements of operations. Reimbursements of acquisition expenses in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments are capitalized as part of the associated investment in our accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2017, we incurred $0 and $2,000, respectively, in acquisition expenses to our advisor or its affiliates. We did not incur any acquisition expenses to our advisor or its affiliates for the three and nine months ended September 30, 2016.
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
For the three and nine months ended September 30, 2017, we incurred $700,000 and $1,505,000, respectively, in asset management fees to our advisor. We did not incur any asset management fees to our advisor or its affiliates for the three and nine months ended September 30, 2016 as a result of our advisor waiving $29,000 and $31,000, respectively, in asset management fees. Our advisor agreed to waive certain asset management fees that may otherwise have been due to our advisor pursuant to the Advisory Agreement until such time as the amount of such waived asset management fees was equal to the amount of distributions payable to our stockholders for the period beginning on May 1, 2016 and ending on the date of the acquisition of our first property or real estate-related investment, as such terms are defined in the Advisory Agreement. We purchased our first property in June 2016. As such, the asset management fees of $31,000 that would have been incurred through September 2016 were waived by our advisor and an additional $49,000 in asset management fees was waived during the remainder for 2016. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees. Asset management fees are included in general and administrative in our accompanying condensed consolidated statements of operations.
Property Management Fee
American Healthcare Investors or its designated personnel may provide property management services with respect to our properties or may sub-contract these duties to any third party and provide oversight of such third-party property manager. We pay American Healthcare Investors a monthly management fee equal to a percentage of the gross monthly cash receipts of such property as follows: (i) a property management oversight fee of 1.0% of the gross monthly cash receipts of any stand-alone, single-tenant, net leased property, except for such properties operated utilizing a RIDEA structure, for which we pay a property management oversight fee of 1.5% of the gross monthly cash receipts with respect to such property; (ii) a property management oversight fee of 1.5% of the gross monthly cash receipts of any property that is not a stand-alone, single-tenant, net leased property and for which American Healthcare Investors or its designated personnel provide oversight of a third party that performs the duties of a property manager with respect to such property; or (iii) a fair and reasonable property management fee that is approved by a majority of our directors, including a majority of our independent directors, that is not less favorable to us than terms available from unaffiliated third parties for any property that is not a stand-alone, single-tenant, net leased property and for which American Healthcare Investors or its designated personnel directly serve as the property manager without sub-contracting such duties to a third party.
Property management fees are included in rental expenses in our accompanying condensed consolidated statements of operations. For the three months ended September 30, 2017 and 2016, we incurred property management fees of $103,000 and $5,000, respectively, to American Healthcare Investors. For the nine months ended September 30, 2017 and 2016, we incurred property management fees of $249,000 and $5,000, respectively, to American Healthcare Investors.

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
Lease fees are capitalized as lease commissions, which are included in other assets, net in our accompanying condensed consolidated balance sheets, and amortized over the term of the lease. For the three and nine months ended September 30, 2017, we incurred lease fees of $12,000. For the three and nine months ended September 30, 2016, we did not incur any lease fees to our advisor or its affiliates.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, we pay our advisor or its affiliates a construction management fee of up to 5.0% of the cost of such improvements. Construction management fees are capitalized as part of the associated asset and included in real estate investments, net in our accompanying condensed consolidated balance sheets or are expensed and included in our accompanying condensed consolidated statements of operations, as applicable. For the three and nine months ended September 30, 2017 and 2016, we did not incur any construction management fees to our advisor or its affiliates.
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
Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.4% and 40.9%, respectively, for the 12 months ended September 30, 2017; however, we did not exceed the aforementioned limitation as 2.0% of our average invested assets was greater than 25.0% of our net income.
For the three months ended September 30, 2017 and 2016, our advisor incurred operating expenses on our behalf of $21,000, and for the nine months ended September 30, 2017 and 2016, our advisor incurred operating expenses on our behalf of $62,000 and $350,000, respectively. Operating expenses are generally included in general and administrative in our accompanying condensed consolidated statements of operations.
Compensation for Additional Services
We pay our advisor and its affiliates for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated third parties for similar services. For the three and nine months ended September 30, 2017 and 2016, our advisor and its affiliates were not compensated for any additional services.
Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, we pay our advisor or its affiliates a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated third parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the three and nine months ended September 30, 2017 and 2016, we did not incur any disposition fees to our advisor or its affiliates.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, we will pay our advisor a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the remaining net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of: (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan); plus (ii) an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three and nine months ended September 30, 2017 and 2016, we did not pay any such distributions to our advisor.
Subordinated Distribution Upon Listing
Upon the listing of shares of our common stock on a national securities exchange, in redemption of our advisor’s limited partnership units, we will pay our advisor a distribution equal to 15.0% of the amount by which: (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash that, if distributed to stockholders as of the date of listing, would have provided them an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing, among other factors. For the three and nine months ended September 30, 2017 and 2016, we did not pay any such distributions to our advisor.
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
As of September 30, 2017 and December 31, 2016, we had not recorded any charges to earnings related to the subordinated distribution upon termination.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

On December 30, 2016, Messrs. Hanson, Prosky and Streiff each executed stock purchase plans for the purchase of shares of our Class I common stock, or the 2017 Stock Purchase Plans, on terms similar to their 2016 Stock Purchase Plans. In addition, on December 30, 2016, Mr. Oh, as well as Wendie Newman and Christopher M. Belford, both of whom were appointed as our Vice Presidents of Asset Management as of June 2017, each executed similar 2017 Stock Purchase Plans whereby they each irrevocably agreed to invest a portion of their net after-tax base salary or a portion of their net after-tax base salary and cash bonus compensation, ranging from 5.0% to 15.0%, earned as employees of American Healthcare Investors directly into our company by purchasing shares of our Class I common stock. The 2017 Stock Purchase Plans terminate on December 31, 2017 or earlier upon the occurrence of certain events, such as any earlier termination of our public offering of securities, unless otherwise renewed or extended.
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
For the three and nine months ended September 30, 2017 and 2016, our officers invested the following amounts and we issued the following shares of our Class T and Class I common stock pursuant to the applicable stock purchase plan:

		Three Months Ended September 30,				Nine Months Ended September 30,
		2017		2016		2017		2016
Officer’s Name	Title	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares
Jeffrey T. Hanson	Chief Executive Officer and Chairman of the Board of Directors	$70,000	7,553	$64,000	6,653	$193,000	20,910	$115,000	11,936
Danny Prosky	President and Chief Operating Officer	72,000	7,825	72,000	7,463	199,000	21,571	133,000	13,810
Mathieu B. Streiff	Executive Vice President and General Counsel	67,000	7,293	69,000	7,194	194,000	21,065	127,000	13,259
Stefan K.L. Oh	Executive Vice President of Acquisitions	8,000	857	8,000	875	24,000	2,558	15,000	1,605
Christopher M. Belford	Vice President of Asset Management	6,000	653	6,000	642	59,000	6,361	11,000	1,194
Wendie Newman	Vice President of Asset Management	2,000	221	—	—	6,000	607	—	—
		$225,000	24,402	$219,000	22,827	$675,000	73,072	$401,000	41,804
Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of September 30, 2017 and December 31, 2016:

Fee	September 30, 2017	December 31, 2016
Contingent Advisor Payment	$7,759,000	$5,404,000
Asset management fees	237,000	83,000
Property management fees	37,000	24,000
Operating expenses	22,000	20,000
Lease commissions	10,000	—
	$8,065,000	$5,531,000
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
The fair value of our mortgage loans payable and the Line of Credit is estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. As of September 30, 2017 and December 31, 2016, the fair value of our mortgage loans payable was $11,950,000 and $4,131,000, respectively, compared to the carrying value of $11,639,000 and $3,965,000, respectively. As of September 30, 2017 and December 31, 2016, the fair value of the Line of Credit was $25,998,000 and $33,899,000, respectively, compared to the carrying value of $25,290,000 and $32,957,000, respectively. We have determined that our mortgage loans payable and the Line of Credit are classified in Level 2 within the fair value hierarchy.
14. Business Combinations
For the nine months ended September 30, 2017, none of our property acquisitions were accounted for as business combinations. See Note 3, Real Estate Investments, Net, for a discussion of our 2017 property acquisitions accounted for as asset acquisitions. For the nine months ended September 30, 2016, using net proceeds from our offering and debt financing, we completed five property acquisitions comprising five buildings, which were accounted for as business combinations. The aggregate contract purchase price for these property acquisitions was $59,670,000, plus closing costs and base acquisition fees of $2,005,000, which are included in acquisition related expenses in our accompanying condensed consolidated statements of operations. In addition, we incurred Contingent Advisor Payments of $1,342,000 to our advisor for these property acquisitions. See See Note 12, Related Party Transactions, for a further discussion of the Contingent Advisor Payment.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table summarizes the acquisition date fair values of our five property acquisitions in 2016:

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
Assuming the property acquisitions in 2016 discussed above had occurred on January 23, 2015 (Date of Inception), for the three and nine months ended September 30, 2016, unaudited pro forma revenue, net income, net income attributable to controlling interest and net income per Class T and Class I common share attributable to controlling interest — basic and diluted would have been as follows:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016

Revenue	$1,632,000	$4,849,000
Net income	$45,000	$536,000
Net income attributable to controlling interest	$45,000	$536,000
Net income per Class T and Class I common share attributable to controlling interest — basic and diluted	$—	$0.07
The unaudited pro forma adjustments assume that the offering proceeds, at a price of $10.00 per share, net of offering costs, were raised as of January 23, 2015 (Date of Inception). In addition, acquisition related expenses associated with our five property acquisitions have been excluded from the pro forma results in 2016. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
15. Segment Reporting
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2016 and senior housing facility in December 2016, we established a new reportable segment at each such time. As of September 30, 2017, we evaluated our business and made resource allocations based on two reportable business segments — medical office buildings and senior housing. Our medical office buildings are typically leased to multiple tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). Our senior housing facilities are primarily single-tenant properties for which we lease the facilities to unaffiliated tenants under “triple-net” and generally “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant.
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
Summary information for the reportable segments during the three and nine months ended September 30, 2017 and 2016 was as follows:

	Medical Office Buildings	Senior Housing	Three Months Ended September 30, 2017
Revenue:
Real estate revenue	$6,330,000	$2,158,000	$8,488,000
Expenses:
Rental expenses	1,857,000	238,000	2,095,000
Segment net operating income	$4,473,000	$1,920,000	$6,393,000
Expenses:
General and administrative			$1,296,000
Acquisition related expenses			121,000
Depreciation and amortization			3,442,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt premium)			(780,000)
Net income			$754,000

	Medical Office Buildings	Senior Housing	Three Months Ended September 30, 2016
Revenue:
Real estate revenue	$312,000	$—	$312,000
Expenses:
Rental expenses	98,000	—	98,000
Segment net operating income	$214,000	$—	$214,000
Expenses:
General and administrative			$329,000
Acquisition related expenses			1,857,000
Depreciation and amortization			64,000
Other income (expense):
Interest expense (including amortization of deferred financing costs)			(56,000)
Net loss			$(2,092,000)

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Medical Office Buildings	Senior Housing	Nine Months Ended September 30, 2017
Revenue:
Real estate revenue	$15,456,000	$3,282,000	$18,738,000
Expenses:
Rental expenses	4,543,000	350,000	4,893,000
Segment net operating income	$10,913,000	$2,932,000	$13,845,000
Expenses:
General and administrative			$2,996,000
Acquisition related expenses			334,000
Depreciation and amortization			7,619,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt premium)			(1,607,000)
Interest income			1,000
Net income			$1,290,000

	Medical Office Buildings	Senior Housing	Nine Months Ended September 30, 2016
Revenue:
Real estate revenue	$338,000	$—	$338,000
Expenses:
Rental expenses	121,000	—	121,000
Segment net operating income	$217,000	$—	$217,000
Expenses:
General and administrative			$725,000
Acquisition related expenses			2,227,000
Depreciation and amortization			64,000
Other income (expense):
Interest expense (including amortization of deferred financing costs)			(56,000)
Net loss			$(2,855,000)
Assets by reportable segment as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Medical office buildings	$263,970,000	$123,223,000
Senior housing	98,836,000	16,758,000
Other	8,706,000	2,777,000
Total assets	$371,512,000	$142,758,000
16. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, accounts and other receivables, restricted cash and real estate deposits. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of September 30, 2017 and December 31, 2016, we had cash and cash equivalents in excess of FDIC insured limits. We believe

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. In general, we perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of September 30, 2017, three states in the United States accounted for 10.0% or more of our annualized base rent of our total property portfolio. Our properties located in Nevada, Alabama and California accounted for approximately 17.2%, 15.3% and 12.6%, respectively, of the annualized base rent of our total property portfolio. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
As of September 30, 2017, we had two tenants that accounted for 10.0% or more of our annualized base rent, as follows:

Tenant	Annualized Base Rent(1)	Percentage of Annualized Base Rent	Acquisition	Reportable Segment	GLA (Sq Ft)	Lease Expiration Date
Colonial Oaks Master Tenant, LLC	$4,108,000	15.1%	Lafayette Assisted Living Portfolio and Northern California Senior Housing Portfolio	Senior Housing	215,000	06/30/32
Prime Healthcare Services – Reno	$3,817,000	14.0%	Reno MOB	Medical Office	146,000	Multiple
___________

(1)
Annualized base rent is based on contractual base rent from the leases in effect as of September 30, 2017. The loss of these tenants or their inability to pay rent could have a material adverse effect on our business and results of operations.

17. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $4,000 and $2,000 for the three months ended September 30, 2017 and 2016, respectively. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $8,000 and $3,000 for the nine months ended September 30, 2017 and 2016, respectively. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock. As of September 30, 2017 and 2016, there were 27,000 and 12,000 nonvested shares, respectively, of our restricted Class T common stock outstanding, but such shares were excluded from the computation of diluted earnings (loss) per share because such shares were anti-dilutive during these periods. As of September 30, 2017 and 2016, there were 208 units of redeemable limited partnership units of our operating partnership outstanding, but such units were excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.
18. Subsequent Events
Status of Our Offering
As of November 3, 2017, we had received and accepted subscriptions in our offering for 37,774,078 aggregate shares of our Class T and Class I common stock, or $375,913,000, excluding shares of our common stock issued pursuant to the DRIP.
Amendment to the Credit Agreement with Bank of America and KeyBank
On October 31, 2017, we entered into an amendment to the Credit Agreement, or the Amendment, with Bank of America, as administrative agent, and the subsidiary guarantors and lenders named therein. The material terms of the Amendment provide for: (i) a $50,000,000 increase in the Line of Credit from an aggregate principal amount of $100,000,000 to $150,000,000; (ii) a term loan with an aggregate maximum principal amount of $50,000,000, or the Term Loan Credit Facility, that matures on August 25, 2019, and may be extended for one 12-month period during the term of the Credit Agreement subject to satisfaction of certain conditions, including payment of an extension fee; (iii) our right, upon at least five business days’ prior written notice to Bank of America, to increase the Line of Credit or Term Loan Credit Facility, provided that the aggregate principal amount of all such increases and additions shall not exceed $300,000,000; (iv) a revision to the definition of Threshold Amount, as defined in the Credit Agreement, to reflect an increase in such amount for any Recourse

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Indebtedness, as defined in the Credit Agreement, to $20,000,000, and an increase in such amount for any Non-Recourse Indebtedness, as defined in the Credit Agreement, to $50,000,000; (v) the revision of certain Unencumbered Property Pool Criteria, as defined and set forth in the Credit Agreement; and (vii) an increase in the maximum Consolidated Secured Leverage Ratio, as defined in the Credit Agreement, to be equal to or less than 40.0%. The aggregate borrowing capacity under the credit facilities was $200,000,000 as of October 31, 2017.
Property Acquisition
Subsequent to September 30, 2017, we completed one property acquisition comprising ten buildings from unaffiliated third parties and established a new reportable segment, senior housing — RIDEA, at such time. The following is a summary of our property acquisition subsequent to September 30, 2017:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Line of Credit(2)	Total Acquisition Fee(3)
Central Florida Senior Housing Portfolio	Bradenton, Brooksville, Lake Placid, Lakeland, Pinellas Park, Sanford, Spring Hill and Winter Haven, FL	Senior Housing — RIDEA	11/01/17	$109,500,000	$112,000,000	$4,882,000
___________

(1)
On November 1, 2017, we completed the acquisition of Central Florida Senior Housing Portfolio, pursuant to a joint venture with an affiliate of Meridian Senior Living, LLC, an unaffiliated third party. Our effective ownership of the joint venture is approximately 98.0%.

(2)	Represents borrowings under the Line of Credit, as amended, at the time of acquisition.

(3)
Our advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of Central Florida Senior Housing Portfolio, a base acquisition fee upon the closing of the acquisition of 2.25% of the portion of the aggregate contract purchase price paid by us. In addition, the total acquisition fee includes a Contingent Advisor Payment in the amount of 2.25% of the portion of the aggregate contract purchase price paid by us, which shall be paid by us to our advisor, subject to the satisfaction of certain conditions. See Note 12, Related Party Transactions — Acquisition and Development Stage — Acquisition Fee, for a further discussion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT IV, Inc. and its subsidiaries, including Griffin-American Healthcare REIT IV Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2016 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 1, 2017. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of September 30, 2017 and December 31, 2016, together with our results of operations for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine months ended September 30, 2017 and 2016.
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
Overview and Background
Griffin-American Healthcare REIT IV, Inc., a Maryland corporation, was incorporated on January 23, 2015 and therefore we consider that our date of inception. We were initially capitalized on February 6, 2015. We invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We may also originate and acquire secured loans and real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income. We qualified to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes beginning with our taxable year ended December 31, 2016, and we intend to continue to qualify to be taxed as a REIT.
On February 16, 2016, we commenced our initial public offering, or our offering, in which we were offering to the public up to $3,150,000,000 in shares of our Class T common stock, consisting of up to $3,000,000,000 in shares of our Class T common stock at a price of $10.00 per share in our primary offering and up to $150,000,000 in shares of our Class T common stock for $9.50 per share pursuant to our distribution reinvestment plan, as amended, or the DRIP. Effective June 17, 2016, we reallocated certain of the unsold shares of Class T common stock being offered and began offering shares of Class I common stock, such that we are currently offering up to approximately $2,800,000,000 in shares of Class T common stock and $200,000,000 in shares of Class I common stock in our primary offering, and up to an aggregate of $150,000,000 in shares of our Class T and Class I common stock pursuant to the DRIP, aggregating up to $3,150,000,000. The shares of our Class T common stock in our primary offering are being offered at a price of $10.00 per share. The shares of our Class I common stock in our primary offering were being offered at a price of $9.30 per share prior to March 1, 2017, and are being offered at a price of $9.21 per share for all shares issued effective March 1, 2017. The shares of our Class T and Class I common stock issued pursuant to the DRIP were sold at a price of $9.50 per share prior to January 1, 2017, and are sold at a price of $9.40 per share for all shares issued pursuant to the DRIP effective January 1, 2017. After our board of directors determines an estimated net asset value, or NAV, per share of our common stock, share prices are expected to be adjusted to reflect the estimated NAV per share and, in the case of shares offered pursuant to our primary offering, up-front selling commissions and dealer manager fees other than those funded by Griffin-American Healthcare REIT IV Advisor, LLC, or Griffin-American Healthcare REIT IV Advisor, or our advisor. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and the DRIP, and among classes of stock. As of September 30, 2017, we had received and accepted subscriptions in our offering for 35,522,410 aggregate shares of our Class T and Class I common stock, or approximately $353,510,000, excluding shares of our common stock issued pursuant to the DRIP.
We conduct substantially all of our operations through Griffin-American Healthcare REIT IV Holdings, LP, or our operating partnership. We are externally advised by our advisor pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 16, 2016 and had a one-year term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was renewed pursuant to the mutual consent of the parties on February 13, 2017 and expires on February 16, 2018. Our advisor uses its best efforts, subject to the oversight and review of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors and 25.0% owned by a wholly owned subsidiary of Griffin Capital, or collectively, our co-sponsors. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony NorthStar, Inc. (NYSE: CLNS), or Colony NorthStar (formerly known as NorthStar Asset Management Group Inc. prior to its merger with Colony Capital, Inc. and NorthStar Realty Finance Corp. on January 10, 2017), and 7.8% owned by James F. Flaherty III, a former partner of Colony NorthStar. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or our dealer manager, Colony NorthStar or Mr. Flaherty; however, we are affiliated with Griffin-American Healthcare REIT IV Advisor, American Healthcare Investors and AHI Group Holdings.
We currently operate through two reportable business segments — medical office buildings and senior housing. As of September 30, 2017, we had completed 17 real estate acquisitions whereby we owned 29 properties, comprising 30 buildings, or approximately 1,418,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $356,640,000. As of September 30, 2017, our portfolio capitalization rate was approximately 6.9%, which estimate was based upon total property portfolio net operating income from each property’s forward looking pro forma projections for the expected year one property performance, including any contractual rent increases contained in such leases for year one, divided by the contract purchase price of the total property portfolio, exclusive of any acquisition fees and expenses paid.
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
Property Acquisitions
In accordance with Accounting Standards Codification Topic 805, Business Combinations, and Accounting Standards Update, or ASU, 2017-01, Clarifying the Definition of a Business, or ASU 2017-01, we determine whether a transaction is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the assets acquired and liabilities assumed are not a business, we account for the transaction as an asset acquisition. Under both methods, we recognize the identifiable assets acquired and liabilities assumed; however, for a transaction accounted for as an asset acquisition, we allocate the purchase price to the identifiable assets acquired and liabilities assumed based on their relative fair values. We immediately expense acquisition related expenses associated with a business combination and capitalize acquisition related expenses directly associated with an asset acquisition. As a result of our early adoption of ASU 2017-01 on January 1, 2017, we accounted for the eight property acquisitions we completed for the nine months ended September 30, 2017 as asset acquisitions rather than business combinations.

Recently Issued or Adopted Accounting Pronouncements
For a discussion of recently issued or adopted accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued or Adopted Accounting Pronouncements, to our accompanying condensed consolidated financial statements.
Acquisitions in 2017
For a discussion of our property acquisitions in 2017, see Note 3, Real Estate Investments, Net, and Note 18, Subsequent Events — Property Acquisition, to our accompanying condensed consolidated financial statements.
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
Scheduled Lease Expirations
As of September 30, 2017, our properties were 95.7% leased and during the remainder of 2017, 1.7% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next 12 months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy.
As of September 30, 2017, our remaining weighted average lease term was 8.5 years.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2017 and 2016
We were incorporated on January 23, 2015, but we did not commence material operations until the commencement of our offering on February 16, 2016. We purchased our first property in June 2016. Accordingly, our results of operations for the three and nine months ended September 30, 2017 and 2016 are not comparable. In general, we expect all amounts to increase in the future based on a full year of operations as well as increased activity as we acquire additional real estate or real estate-related investments. Our results of operations are not indicative of those expected in future periods.
As of September 30, 2017, we operated through two reportable business segments — medical office buildings and senior housing. We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2016 and senior housing facility in December 2016, we established a new reportable segment at each such time.

Except where otherwise noted, our results of operations are primarily due to owning 30 buildings as of September 30, 2017, as compared to owning five buildings as of September 30, 2016. As of September 30, 2017 and 2016, we owned the following types of properties:

	September 30,
	2017			2016
	Number of Buildings	Aggregate Contract Purchase Price	Leased %	Number of Buildings	Aggregate Contract Purchase Price	Leased %
Medical office buildings	18	$262,290,000	94.0%	5	$59,670,000	100%
Senior housing	12	94,350,000	100%	—	—	—%
Total/weighted average	30	$356,640,000	95.7%	5	$59,670,000	100%
Real Estate Revenue
For the three months ended September 30, 2017 and 2016, real estate revenue was $8,488,000 and $312,000, respectively, and was primarily comprised of base rent of $6,295,000 and $191,000, respectively, and expense recoveries of $1,579,000 and $88,000, respectively.
For the nine months ended September 30, 2017 and 2016, real estate revenue was $18,738,000 and $338,000, respectively, and was primarily comprised of base rent of $13,894,000 and $194,000, respectively, and expense recoveries of $3,586,000 and $111,000, respectively. Real estate revenue by reportable segment consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Medical office buildings	$6,330,000	$312,000	$15,456,000	$338,000
Senior housing	2,158,000	—	3,282,000	—
Total	$8,488,000	$312,000	$18,738,000	$338,000
Rental Expenses
For the three months ended September 30, 2017 and 2016, rental expenses were $2,095,000 and $98,000, respectively. For the nine months ended September 30, 2017 and 2016, rental expenses were $4,893,000 and $121,000, respectively. Rental expenses consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Real estate taxes	$651,000	$24,000	$1,278,000	$39,000
Utilities	552,000	29,000	1,267,000	36,000
Building maintenance	467,000	28,000	1,327,000	28,000
Property management fees — third party	127,000	6,000	320,000	6,000
Property management fees — affiliates	103,000	5,000	249,000	5,000
Administration	91,000	—	212,000	—
Insurance	23,000	—	56,000	—
Amortization of leasehold interests	22,000	—	69,000	—
Other	59,000	6,000	115,000	7,000
Total	$2,095,000	$98,000	$4,893,000	$121,000

Rental expenses and rental expenses as a percentage of total revenue by reportable segment consisted of the following for the periods then ended:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Medical office buildings	$1,857,000	29.3%	$98,000	31.4%	$4,543,000	29.4%	$121,000	35.8%
Senior housing	238,000	11.0%	—	—%	350,000	10.7%	—	—%
Total/weighted average	$2,095,000	24.7%	$98,000	31.4%	$4,893,000	26.1%	$121,000	35.8%

Multi-tenant medical office buildings typically have a higher percentage of rental expenses to revenue than senior housing facilities. We anticipate that the percentage of rental expenses to revenue will fluctuate based on the types of property we acquire in the future.
General and Administrative
General and administrative expenses consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Asset management fees — affiliates	$700,000	$—	$1,505,000	$—
Professional and legal fees	310,000	141,000	646,000	260,000
Restricted stock compensation	61,000	14,000	100,000	66,000
Transfer agent services	57,000	40,000	141,000	42,000
Board of directors fees	53,000	58,000	163,000	141,000
Directors’ and officers’ liability insurance	53,000	59,000	161,000	147,000
Franchise taxes	31,000	—	121,000	—
Bad debt expense	25,000	—	94,000	—
Other	6,000	17,000	65,000	69,000
Total	$1,296,000	$329,000	$2,996,000	$725,000
The increase in general and administrative expenses for the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016 was primarily due to the purchase of additional properties in 2016 and 2017 and thus incurring asset management fees to our advisor or its affiliates and higher professional and legal fees. We did not incur any asset management fees for the three and nine months ended September 30, 2016 as a result of our advisor waiving $31,000 in asset management fees through September 2016. See Note 12, Related Party Transactions — Operational Stage — Asset Management Fee, for a further discussion of the waiver. In addition, we incurred higher transfer agent service fees for the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016 due to an increase in the number of investors in connection with the increased equity raise pursuant to our offering throughout 2016 and 2017. We expect general and administrative expenses to continue to increase in 2017 as we acquire additional properties.
Acquisition Related Expenses
For the three and nine months ended September 30, 2017, acquisition related expenses were $121,000 and $334,000, respectively, and were related primarily to expenses incurred in pursuit of properties that did not result in an acquisition.
For the three and nine months ended September 30, 2016, acquisition related expenses of $1,857,000 and $2,227,000, respectively, were related primarily to expenses associated with our four and five property acquisitions, respectively, including base acquisition fees of $1,220,000 and $1,343,000, respectively, incurred to our advisor.
Depreciation and Amortization
For the three and nine months ended September 30, 2017, depreciation and amortization was $3,442,000 and $7,619,000, respectively, and consisted primarily of depreciation on our operating properties of $2,305,000 and $5,110,000, respectively, and amortization on our identified intangible assets of $1,134,000 and $2,506,000, respectively. For the three and nine months ended September 30, 2016, depreciation and amortization was $64,000 and consisted primarily of depreciation on our operating properties of $40,000 and amortization on our identified intangible assets of $24,000.

Interest Expense
For the three and nine months ended September 30, 2017, interest expense was $780,000 and $1,607,000, respectively, and related primarily to interest expense on our revolving line of credit with Bank of America, N.A., or Bank of America, and KeyBank, National Association, or KeyBank, or the Line of Credit, of $531,000 and $1,059,000, respectively, interest expense on our mortgage loans payable of $146,000 and $267,000, respectively, and amortization of deferred financing costs of $90,000 and $267,000, respectively, on the Line of Credit. For the three and nine months ended September 30, 2016, interest expense was $56,000 and related primarily to the unused fee of $26,000 and amortization of deferred financing costs of $27,000 on the Line of Credit. See Note 6, Mortgage Loans Payable, Net and Note 7, Line of Credit, to our accompanying condensed consolidated financial statements, for a further discussion.
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
Our principal demands for funds are for acquisitions of real estate and real estate-related investments, payment of operating expenses and interest on our current and future indebtedness and payment of distributions to our stockholders. We estimate that we will require approximately $388,000 to pay interest on our outstanding indebtedness in the remainder of 2017, based on interest rates in effect as of September 30, 2017, and that we will require $84,000 to pay principal on our outstanding indebtedness in the remainder of 2017. In addition, we require resources to make certain payments to our advisor and our dealer manager, which during our offering will include payments to our dealer manager and its affiliates for selling commissions, the dealer manager fee and the stockholder servicing fee. See Note 11, Equity — Offering Costs, and Note 12, Related Party Transactions, to our accompanying condensed consolidated financial statements, for a further discussion of our payments to our advisor and our dealer manager.
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
Based on the properties we own as of September 30, 2017, we estimate that our expenditures for capital improvements will require up to $1,246,000 for the remaining three months of 2017. As of September 30, 2017, we had $16,000 of restricted cash in reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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
Cash Flows
The following table sets forth changes in cash flows:

	Nine Months Ended September 30,
	2017	2016
Cash and cash equivalents — beginning of period	$2,237,000	$202,000
Net cash provided by (used in) operating activities	8,849,000	(2,391,000)
Net cash used in investing activities	(222,118,000)	(56,637,000)
Net cash provided by financing activities	215,429,000	61,401,000
Cash and cash equivalents — end of period	$4,397,000	$2,575,000
The following summary discussion of our changes in our cash flows is based on our accompanying condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
For the nine months ended September 30, 2017 and 2016, cash flows provided by operating activities primarily related to the cash flows provided by our property operations, offset by the payment of general and administrative expenses. See Results of Operations above for a further discussion. We anticipate cash flows from operating activities to increase in 2017 as we acquire additional properties.
Investing Activities
For the nine months ended September 30, 2017, cash flows used in investing activities related primarily to our eight property acquisitions in the amount of $215,738,000. For the nine months ended September 30, 2016, cash flows used in investing activities related primarily to the acquisition of five medical office buildings in the amount of $55,619,000 and the payment of $1,000,000 for real estate deposits. Cash flows used in investing activities are heavily dependent upon the investment of our net offering proceeds in real estate investments. We anticipate cash flows used in investing activities to increase as we acquire additional properties and real estate-related investments.
Financing Activities
For the nine months ended September 30, 2017, cash flows provided by financing activities related primarily to funds raised from investors in our offering in the amount of $241,647,000, partially offset by the payment of offering costs of $13,673,000 in connection with our offering, net payments on the Line of Credit of $7,900,000 and distributions to our common stockholders of $4,006,000. For the nine months ended September 30, 2016, cash flows provided by financing activities related primarily to funds raised from investors in our offering in the amount of $52,484,000 and borrowings under the Line of Credit of $12,000,000, partially offset by the payment of offering costs of $1,889,000 in connection with our offering, the payment of deferred financing costs of $1,027,000 in connection with the Line of Credit and mortgage loan payable and distributions to our common stockholders of $148,000. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur debt to purchase properties.
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
On June 28, 2016, our board of directors authorized a daily distribution to our Class T stockholders of record as of the close of business on each day of the period commencing on July 1, 2016 and ending on September 30, 2016 and to our Class I stockholders of record as of the close of business on each day of the period commencing on the date that the first Class I share was sold and ending on September 30, 2016. Subsequently, our board of directors authorized on a quarterly basis a daily distribution to our Class T and Class I stockholders of record as of the close of business on each day of the quarterly periods commencing on October 1, 2016 and ending on December 31, 2017. The daily distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our Class T and Class I common stock, which is equal to an annualized distribution of $0.60 per share. These distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to our DRIP monthly in arrears, only from legally available funds.
The amount of distributions paid to our stockholders is determined quarterly by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our qualification as a REIT under the Code. We have not established any limit on the amount of offering proceeds that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences.
The distributions paid for the nine months ended September 30, 2017 and 2016, along with the amount of distributions reinvested pursuant to the DRIP and the sources of distributions as compared to cash flows from operations were as follows:

	Nine Months Ended September 30,
	2017		2016
Distributions paid in cash	$4,006,000		$148,000
Distributions reinvested	5,492,000		222,000
	$9,498,000		$370,000
Sources of distributions:
Cash flows from operations	$8,849,000	93.2%	$—	—%
Offering proceeds	649,000	6.8	370,000	100
	$9,498,000	100%	$370,000	100%
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

As of September 30, 2017, we had an amount payable of $8,065,000 to our advisor or its affiliates primarily for the Contingent Advisor Payment and asset management fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice. See Note 12, Related Party Transactions — Acquisition and Development Stage — Acquisition Fee, to our accompanying condensed consolidated financial statements, for a further discussion.
As of September 30, 2017, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than the $80,000 in asset management fees waived by our advisor discussed above. Other than the waiver of asset management fees by our advisor to provide us with additional funds to pay initial distributions to our stockholders through June 27, 2016, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer or continue to defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
The distributions paid for the nine months ended September 30, 2017 and 2016, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to funds from operations attributable to controlling interest, or FFO, were as follows:

	Nine Months Ended September 30,
	2017		2016
Distributions paid in cash	$4,006,000		$148,000
Distributions reinvested	5,492,000		222,000
	$9,498,000		$370,000
Sources of distributions:
FFO attributable to controlling interest	$8,909,000	93.8%	$—	—%
Offering proceeds	589,000	6.2	370,000	100
	$9,498,000	100%	$370,000	100%
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
Financing
We intend to continue to finance a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that, after an initial phase of our operations (prior to the investment of all of the net proceeds of our offering) when we may employ greater amounts of leverage to enable us to purchase properties more quickly and therefore generate distributions for our stockholders sooner, our overall leverage will not exceed 50.0% of the combined market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of September 30, 2017, our aggregate borrowings were 10.6% of the combined market value of all of our real estate investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of November 9, 2017 and September 30, 2017, our leverage did not exceed 300% of the value of our net assets.

Mortgage Loans Payable, Net
For a discussion of our mortgage loans payable, net, see Note 6, Mortgage Loans Payable, Net, to our accompanying condensed consolidated financial statements.
Line of Credit
For a discussion of the Line of Credit, see Note 7, Line of Credit, to our accompanying condensed consolidated financial statements.
REIT Requirements
In order to maintain our qualification as a REIT for federal income tax purposes, we are required to make distributions to our stockholders of at least 90.0% of our annual taxable income, excluding net capital gains. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collection of receivables, we may seek to obtain capital to pay distributions by means of secured debt financing through one or more unaffiliated third parties. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties or from the proceeds of our offering.
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 9, Commitments and Contingencies, to our accompanying condensed consolidated financial statements.
Debt Service Requirements
Typically, a significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of September 30, 2017, we had $11,718,000 ($11,639,000, including premium and deferred financing costs, net) of fixed-rate mortgage loans payable outstanding secured by our properties. As of September 30, 2017, we had $26,000,000 outstanding, and $74,000,000 remained available under the Line of Credit. See Note 6, Mortgage Loans Payable, Net, and Note 7, Line of Credit, to our accompanying condensed consolidated financial statements.
We are required by the terms of certain loan documents to meet certain covenants, such as leverage ratios, net worth ratios, debt service coverage ratios, fixed charge coverage ratios and reporting requirements. As of September 30, 2017, we were in compliance with all such covenants and requirements on our mortgage loans payable and the Line of Credit. As of September 30, 2017, the weighted average effective interest rate on our outstanding debt was 4.09% per annum.
Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and the Line of Credit; (ii) interest payments on our mortgage loans payable and the Line of Credit; and (iii) ground and other lease obligations as of September 30, 2017:

	Payments Due by Period
	2017	2018-2019	2020-2021	Thereafter	Total
Principal payments — fixed-rate debt	$84,000	$793,000	$8,349,000	$2,492,000	$11,718,000
Interest payments — fixed-rate debt	145,000	1,117,000	421,000	455,000	2,138,000
Principal payments — variable-rate debt	—	26,000,000	—	—	26,000,000
Interest payments — variable-rate debt (based on rates in effect as of September 30, 2017)	243,000	1,621,000	—	—	1,864,000
Ground and other lease obligations	24,000	491,000	492,000	11,466,000	12,473,000
Total	$496,000	$30,022,000	$9,262,000	$14,413,000	$54,193,000
Off-Balance Sheet Arrangements
As of September 30, 2017, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Inflation
During the nine months ended September 30, 2017 and 2016, inflation has not significantly affected our operations because of the moderate inflation rate; however, we expect to be exposed to inflation risk as income from future long-term leases will be the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions will include negotiated rental increases, reimbursement billings for operating expense pass-through charges, and real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.
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
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, which is the case if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. In addition, we believe it is appropriate to exclude impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions, which can change over time. Testing for an impairment of an asset is a continuous process and is analyzed on a quarterly basis. If certain impairment indications exist in an asset, and if the asset’s carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property and any other ancillary cash flows at a property or group level under GAAP) from such asset, an impairment charge would be recognized. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and that we intend to have a relatively limited term of our operations, it could be difficult to recover any impairment charges through the eventual sale of the property.
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

Changes in the accounting and reporting rules under GAAP that were put into effect and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed as operating expenses under GAAP. We believe these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use the proceeds raised in our offering to acquire properties, and we intend to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within five years after the completion of our offering stage, which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or the IPA, an industry trade group, has standardized a measure known as modified funds from operations, which the IPA has recommended as a supplemental performance measure for publicly registered, non-listed REITs, and which we believe to be another appropriate supplemental performance measure to reflect the operating performance of a publicly registered, non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income (loss) as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes expensed acquisition fees and expenses that affect our operations only in periods in which properties are acquired and that we consider more reflective of investing activities, as well as other non-operating items included in FFO, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering stage has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the publicly registered, non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering stage and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering stage has been completed and properties have been acquired, as it excludes expensed acquisition fees and expenses that have a negative effect on our operating performance during the periods in which properties are acquired.
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines modified funds from operations as funds from operations further adjusted for the following items included in the determination of GAAP net income (loss): acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income (loss); gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan; unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting; and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect modified funds from operations on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income (loss) in calculating cash flows from operations and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. We are responsible for managing interest rate, hedge and foreign exchange risk, and we do not rely on another party to manage such risk. In as much as interest rate hedges will not be a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are based on market fluctuations and may not be directly related or attributable to our operations.
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above- and below-market leases, change in deferred rent receivables and the adjustments of such items related to redeemable noncontrolling interest. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the three and nine months ended September 30, 2017 and 2016. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offering to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent redeployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses are not reimbursed by our advisor or its affiliates and third parties, and therefore if there is no further cash on hand from the proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows. Certain acquisition related expenses under GAAP, such as expenses incurred in connection with property acquisitions accounted for as business combinations, are considered operating expenses and as expenses included in the determination of net income (loss), which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, we may pay acquisition fees or reimburse acquisition expenses due to our advisor and its affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties or ancillary cash flows. As a result, the amount of proceeds from borrowings available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offering.
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
Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate funds from operations and modified funds from operations the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) as an indication of our performance, as an alternative to cash flows from operations, which is an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other measurements as an indication of our performance. MFFO has limitations as a performance measure in offerings such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO may be useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO and MFFO.
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

The following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$754,000	$(2,092,000)	$1,290,000	$(2,855,000)
Add:
Depreciation and amortization — consolidated properties	3,442,000	64,000	7,619,000	64,000
Less:
Net income (loss) attributable to redeemable noncontrolling interest	—	—	—	—
FFO attributable to controlling interest	$4,196,000	$(2,028,000)	$8,909,000	$(2,791,000)

Acquisition related expenses(1)	$121,000	$1,857,000	$334,000	$2,227,000
Amortization of above- and below-market leases(2)	(30,000)	(33,000)	(99,000)	(33,000)
Change in deferred rent receivables(3)	(569,000)	—	(1,124,000)	—
Adjustments for redeemable noncontrolling interest(4)	—	—	—	—
MFFO attributable to controlling interest	$3,718,000	$(204,000)	$8,020,000	$(597,000)
Weighted average Class T and Class I common shares outstanding — basic and diluted	32,593,321	3,357,979	23,827,175	1,345,578
Net income (loss) per Class T and Class I common share — basic and diluted	$0.02	$(0.62)	$0.05	$(2.12)
FFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$0.13	$(0.60)	$0.37	$(2.07)
MFFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$0.11	$(0.06)	$0.34	$(0.44)
___________

(1)
In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition related expenses, we believe MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Certain acquisition related expenses under GAAP, such as expenses incurred in connection with property acquisitions accounted for as business combinations, are considered operating expenses and as expenses included in the determination of net income (loss), which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.

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

Net Operating Income
Net operating income, or NOI, is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, acquisition related expenses, depreciation and amortization, interest expense and interest income. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offering to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent redeployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses are not reimbursed by our advisor or its affiliates and third parties, and therefore, if there is no further cash on hand from the proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows. As a result, the amount of proceeds available for investment, operations and non-operating expenses would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offering. Certain acquisition related expenses under GAAP, such as expenses incurred in connection with property acquisitions accounted for as business combinations, are considered operating expenses and as expenses included in the determination of net income (loss), which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.
NOI is not equivalent to our net income (loss) as determined under GAAP and may not be a useful measure in measuring operational income or cash flows. Furthermore, NOI is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. NOI should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) or in its applicability in evaluating our operating performance. Investors are also cautioned that NOI should only be used to assess our operational performance in periods in which we have not incurred or accrued any acquisition related expenses.
We believe that NOI is an appropriate supplemental performance measure to reflect the operating performance of our operating assets because NOI excludes certain items that are not associated with the management of the properties. We believe that NOI is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term NOI may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.
To facilitate understanding of this financial measure, the following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure, to NOI for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$754,000	$(2,092,000)	$1,290,000	$(2,855,000)
General and administrative	1,296,000	329,000	2,996,000	725,000
Acquisition related expenses	121,000	1,857,000	334,000	2,227,000
Depreciation and amortization	3,442,000	64,000	7,619,000	64,000
Interest expense	780,000	56,000	1,607,000	56,000
Interest income	—	—	(1,000)	—
Net operating income	$6,393,000	$214,000	$13,845,000	$217,000
Subsequent Events
For a discussion of our subsequent events, see Note 18, Subsequent Events, to our accompanying condensed consolidated financial statements.

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
As of September 30, 2017, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Fixed-rate debt — principal payments	$84,000	$386,000	$407,000	$8,035,000	$314,000	$2,492,000	$11,718,000	$11,950,000
Weighted average interest rate on maturing fixed-rate debt	5.14%	5.10%	5.10%	4.79%	5.25%	5.25%	4.92%	—
Variable-rate debt — principal payments	$—	$—	$26,000,000	$—	$—	$—	$26,000,000	$25,998,000
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of September 30, 2017)	—%	—%	3.72%	—%	—%	—%	3.72%	—
Mortgage Loans Payable, Net and Line of Credit
Mortgage loans payable were $11,718,000 ($11,639,000, including premium and deferred financing costs, net) as of September 30, 2017. As of September 30, 2017, we had two fixed-rate mortgage loans with interest rates ranging from 4.77% to 5.25% per annum. In addition, as of September 30, 2017, we had $26,000,000 outstanding under the Line of Credit at a weighted average interest rate of 3.72% per annum.
As of September 30, 2017, the weighted average effective interest rate on our outstanding debt was 4.09% per annum. An increase in the variable interest rate on our variable-rate Line of Credit constitutes a market risk. As of September 30, 2017, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on our variable-rate Line of Credit by $132,000, or 7.45% of total annualized interest expense on our mortgage loans payable and the Line of Credit. See Note 6, Mortgage Loans Payable, Net, and Note 7, Line of Credit, to our accompanying condensed consolidated financial statements, for a further discussion.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2017 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2017, were effective at the reasonable assurance level.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have used the net proceeds from our offering and our advisor has waived certain fees payable to it as discussed below, and in the future, may use the net proceeds from our offering, borrowed funds, or other sources, to pay cash distributions to our stockholders in order to maintain our qualification as a REIT, which may reduce the amount of proceeds available for investment and operations, cause us to incur additional interest expense as a result of borrowed funds or cause subsequent investors to experience dilution. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits, the excess amount will be deemed a return of capital.
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
On June 28, 2016, our board of directors authorized a daily distribution to our Class T stockholders of record as of the close of business on each day of the period commencing on July 1, 2016 and ending on September 30, 2016 and to our Class I stockholders of record as of the close of business on each day of the period commencing on the date that the first Class I share was sold and ending on September 30, 2016. Subsequently, our board of directors authorized on a quarterly basis a daily distribution to our Class T and Class I stockholders of record as of the close of business on each day of the quarterly periods commencing on October 1, 2016 and ending on December 31, 2017. The daily distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our Class T and Class I common stock, which is equal to an annualized distribution of $0.60 per share. These distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears, only from legally available funds.
The amount of distributions paid to our stockholders is determined quarterly by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our qualification as a REIT under the Code. We have not established any limit on the amount of offering proceeds that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences.
The distributions paid for the nine months ended September 30, 2017 and 2016, along with the amount of distributions reinvested pursuant to the DRIP and the sources of distributions as compared to cash flows from operations were as follows:

	Nine Months Ended September 30,
	2017		2016
Distributions paid in cash	$4,006,000		$148,000
Distributions reinvested	5,492,000		222,000
	$9,498,000		$370,000
Sources of distributions:
Cash flows from operations	$8,849,000	93.2%	$—	—%
Offering proceeds	649,000	6.8	370,000	100
	$9,498,000	100%	$370,000	100%
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
As of September 30, 2017, we had an amount payable of $8,065,000 to our advisor or its affiliates primarily for the Contingent Advisor Payment and asset management fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
As of September 30, 2017, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than the $80,000 in asset management fees waived by our advisor discussed above. Other than the waiver of asset management fees by our advisor to provide us with additional funds to pay initial distributions to our stockholders through June 27, 2016, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer or continue to defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
The distributions paid for the nine months ended September 30, 2017 and 2016, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to FFO were as follows:

	Nine Months Ended September 30,
	2017		2016
Distributions paid in cash	$4,006,000		$148,000
Distributions reinvested	5,492,000		222,000
	$9,498,000		$370,000
Sources of distributions:
FFO attributable to controlling interest	$8,909,000	93.8%	$—	—%
Offering proceeds	589,000	6.2	370,000	100
	$9,498,000	100%	$370,000	100%

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
To the extent that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. As of November 9, 2017, our properties located in Florida, Nevada and Alabama accounted for approximately 20.4%, 13.7% and 12.2%, respectively, of the annualized base rent of our total property portfolio. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
A significant portion of our annual base rent may be concentrated in a small number of tenants. Therefore, non-renewals, terminations or lease defaults by any of these significant tenants could reduce our net income and have a negative effect on our ability to pay distributions to our stockholders.
As of November 9, 2017, rental payments by two of our tenants, Colonial Oaks Master Tenant, LLC and Prime Healthcare Services – Reno, accounted for approximately 12.0% and 11.1%, respectively, of our annualized base rent. The success of our investments materially depends upon the financial stability of the tenants leasing the properties we own. Therefore, a non-renewal after the expiration of a lease term, termination, default or other failure to meet rental obligations by significant tenants, such as Colonial Oaks Master Tenant, LLC and Prime Healthcare Services – Reno, would significantly lower our net income. These events could cause us to reduce the amount of distributions to our stockholders.
Reductions in reimbursement from third-party payers, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us.
Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payers to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the healthcare billing rules and regulations are complex, and the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs. Moreover, the state and federal governmental healthcare programs are subject to reductions by state and federal legislative actions. The American Taxpayer Relief Act of 2012 prevented the reduction in physician reimbursement of Medicare from being implemented in 2013. The Protecting Access to Medicare Act of 2014 prevented the reduction of 24.4% in the physician fee schedule by replacing the scheduled reduction with a 0.5% increase to the physician fee schedule through December 31, 2014, and a 0% increase for January 1, 2015 through March 31, 2015. The potential 21.0% cut in reimbursement that was to be effective April 1, 2015 was removed by the Medicare Access & CHIP Reauthorization Act of 2015, or MACRA, and replaced with two new methodologies that will focus upon payment based upon quality outcomes. The first model is the Merit-Based Incentive Payment System, or MIPS, which combines the Physician Quality Reporting System, or PQRS, and Meaningful Use program with the Value Based Modifier program to provide for one payment model based upon (i) quality, (ii) resource use, (iii) clinical practice improvement and (iv) advancing care information through the use of certified Electronic Health Record, or EHR, technology. The second model is the Advanced Alternative Payment Models, or APM, which requires the physician to participate in a risk share arrangement for reimbursement related to his or her patients while utilizing a certified health record and reporting on specific quality metrics. There are a number of physicians that will not qualify for the APM payment method. Therefore, this change in reimbursement models may impact our tenants’ payments and create uncertainty in the tenants’ financial condition.
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
Furthermore, beginning in 2016, the Centers for Medicare and Medicaid Services has applied a negative payment adjustment to individual eligible professionals, Comprehensive Primary Care practice sites, and group practices participating in the PQRS group practice reporting option (including Accountable Care Organizations) that do not satisfactorily report PQRS in 2014. Program participation during a calendar year will affect payments two years later. Providers can appeal the determination, but if the provider is not successful, the provider’s reimbursement may be adversely impacted, which would adversely impact a tenant’s ability to make rent payments to us.
Moreover, President Trump signed an Executive Order on January 20, 2017 to “ease the burden of Obamacare.” On May 4, 2017, members of the House of Representatives approved legislation to repeal portions of the Healthcare Reform Act, which legislation was submitted to the Senate for approval. On July 25, 2017, the Senate rejected a complete repeal and, further, on July 27, 2017, the Senate rejected a repeal on the Healthcare Reform Act’s individual and employer mandates and a temporary repeal on the medical device tax. Furthermore, on October 12, 2017, President Trump signed an Executive Order the purpose of which was to, among other things, (i) cut healthcare cost-sharing reduction subsidies, (ii) allow more small businesses to join together to purchase insurance coverage, (iii) extend short-term coverage policies, and (iv) expand employers’ ability to provide workers cash to buy coverage elsewhere. The Executive Order required the government agencies to draft regulations for consideration related to Associated Health Plans, short-term limited duration insurance and health reimbursement arrangements. At this time, the proposed legislation has not been drafted. The Trump Administration also ceased to provide the cost-share subsidies to the insurance companies that offered the silver plan benefits on the Health Information Exchange. The termination of the cost-share subsidies would impact the subsidy payments due in 2017 and will likely adversely impact the insurance companies, causing an increase in the premium payments for the individual beneficiaries in 2018. 19 State Attorney Generals filed suit to force the Trump Administration to reinstate the cost-share subsidy payments. On October 25, 2017, a California judge ruled in favor of the Trump Administration and found that the federal government was not required to immediately reinstate payment for the cost-share subsidy. The injunction sought by the Attorney Generals’ lawsuit was denied. Therefore, our tenants will likely see an increase in individuals who are self-pay or have a lower health benefit plan due to the increase in the premium payments. Our tenants’ collections and revenues may be adversely impacted by the change in the payor mix of their patients and it may adversely impact the tenants’ ability to make rent payments.
On October 17, 2017, Senate health committee leaders unveiled a new, bipartisan deal to stabilize Healthcare Reform Act markets. This new deal aims to guarantee cost-sharing subsidies for two years and restore the Healthcare Reform Act’s outreach funding cut off by the Trump administration in exchange for allowing states to pursue alternative regulations without critically gutting the Healthcare Reform Act’s basic mandated benefits and framework. Therefore, at this time, it is uncertain whether any healthcare reform legislation will ultimately become law. If our tenants’ patients do not have insurance, it could adversely impact the tenants’ ability to pay rent and operate a practice.
In addition, the Trump administration has commented on the possibility that it may seek to cease the additional subsidies to the qualified health plans that provide coverage for beneficiaries on the health insurance exchange. There are also multiple lawsuits in several judicial districts brought by qualified health plans to recover the prior risk corridor payments that were anticipated to be paid as part of the health insurance exchange program. The multiple lawsuits are moving through the judicial process. Further, there is a current lawsuit, United States House of Representatives vs. Price, which alleges that the Executive Branch of the United States of America exceeded its authority in implementing the risk corridor payments under the Healthcare Reform Act and therefore the payments should not be made. At this time, the case is pending. If the Trump administration or the court system determines that risk corridor or risk share payments are not required to be paid to the qualified health plans offering insurance coverage on the health insurance exchange program, the insurance companies may cease participation, causing millions of beneficiaries to lose insurance coverage. Therefore, our tenants may have an increase of self-pay patients and collections may decline, adversely impacting the tenants’ ability to pay rent.
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
On May 4, 2017, members of the House of Representatives approved legislation to repeal portions of the Healthcare Reform Act, which legislation was submitted to the Senate for approval. On July 25, 2017, the Senate rejected a complete repeal and, further, on July 27, 2017, the Senate rejected a repeal on the Healthcare Reform Act’s individual and employer mandates and a temporary repeal on the medical device tax. Furthermore, on October 12, 2017, President Trump signed an Executive Order the purpose of which was to, among other things, (i) cut healthcare cost-sharing reduction subsidies, (ii) allow more small businesses to join together to purchase insurance coverage, (iii) extend short-term coverage policies, and (iv) expand employers’ ability to provide workers cash to buy coverage elsewhere. On October 17, 2017, Senate health committee leaders unveiled a new, bipartisan deal to stabilize Healthcare Reform Act markets. This new deal aims to guarantee cost-sharing subsidies for two years and restore the Healthcare Reform Act’s outreach funding cut off by the Trump administration in exchange for allowing states to pursue alternative regulations without critically gutting the Healthcare Reform Act’s basic mandated benefits and framework. However, while President Trump initially praised the new proposed deal, by October 18, 2017, he criticized the deal as an insurance company bailout because of the subsidy funding. Therefore, at this time, it is uncertain whether any healthcare reform legislation will ultimately become law. If our tenants’ patients do not have insurance, it could adversely impact the tenants’ ability to pay rent and operate a practice.
Although the Healthcare Reform Act has not been replaced or repealed, the Trump administration has commented on the possibility that it may seek to cease subsidies to the qualified health plans that provide coverage for beneficiaries on the health insurance exchange. There are also multiple lawsuits in several judicial districts brought by qualified health plans to recover the prior risk corridor payments that were anticipated to be paid as part of the health insurance exchange program. The multiple lawsuits are moving through the judicial process. Further, there is a current lawsuit, United States House of Representatives vs. Price, which alleges that the Executive Branch of the United States of America exceeded its authority in implementing the risk corridor payments under the Healthcare Reform Act and therefore the payments should not be made. At this time, the case is pending. If the Trump administration or the court system determines that risk corridor or risk share payments are not required to be paid to the qualified health plans offering insurance coverage on the health insurance exchange program, the insurance companies may cease participation, causing millions of beneficiaries to lose insurance coverage. Therefore, our tenants may have an increase of self-pay patients and collections may decline, adversely impacting the tenants’ ability to pay rent.
The U.S. Department of Labor has issued a final regulation revising the definition of “fiduciary” and the scope of “investment advice” under ERISA, which may have a negative impact on our ability to raise capital.
On April 8, 2016, the U.S. Department of Labor, or DOL, issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Code. The final regulation broadens the definition of fiduciary by expanding the range of activities that would be considered to be fiduciary investment advice under ERISA and is accompanied by new and revised prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Code (including IRAs). Under the final regulation, a person is deemed to be providing investment advice if that person renders advice as to the advisability of investing in our shares, and that person regularly provides investment advice to the plan pursuant to a mutual agreement or understanding that such advice will serve as the primary basis for investment decisions, and that the advice will be individualized for the plan based on its particular needs. The final regulation and the related exemptions were expected to become applicable for investment transactions on and after April 10, 2017, but generally should not apply to purchases of our shares before the final regulation becomes applicable. However, on February 3, 2017, the President asked for additional review of this regulation; the results of such review are unknown. In response, on March 2, 2017, the DOL published a notice seeking public comments on, among other things, a proposal to adopt a 60-day delay of the April 10 applicability date of the final regulation. On April 7, 2017, the DOL published a final rule extending for 60 days the applicability date of the final regulation, to June 9, 2017. However, certain requirements and exemptions under the regulation are implemented through a phased-in approach. Therefore, certain requirements and exemptions will not take effect until January 1, 2018 and other key requirements and exemptions will not take effect until July 1, 2019.
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

•	state or federal agencies imposing fines, penalties and other sanctions on us, our tenants or our operators;

•	loss of our right, our tenants’ right or our operators’ right to participate in the Medicare or Medicaid programs or one or more private payor networks;

•	an increase in private litigation against us, our tenants or our operators; and

•	damage to our reputation in various markets.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
On July 1, 2017, we issued 15,000 shares of restricted Class T common stock to our independent directors. These shares of restricted Class T common stock were issued pursuant to our incentive plan in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act. The restricted Class T common stock awards vested 20.0% on the grant date and 20.0% will vest on each of the first four anniversaries of the grant date.
Use of Public Offering Proceeds
Our Registration Statement on Form S-11 (File No. 333-205960), registering a public offering of up to $3,150,000,000 in shares of our common stock, was declared effective under the Securities Act on February 16, 2016. Griffin Capital Securities, LLC is the dealer manager of our offering. Commencing on February 16, 2016, we offered to the public up to $3,150,000,000 in shares of our Class T common stock consisting of up to $3,000,000,000 in shares of our Class T common stock at a price of $10.00 per share in our primary offering and up to $150,000,000 in shares of our Class T common stock for $9.50 per share pursuant to the DRIP. Effective June 17, 2016, we reallocated certain of the unsold shares of Class T common stock being offered and began offering shares of Class I common stock, such that we are currently offering up to approximately $2,800,000,000 in shares of Class T common stock and $200,000,000 in shares of Class I common stock in our primary offering, and up to an aggregate of $150,000,000 in shares of our Class T and Class I common stock pursuant to the DRIP, aggregating up to $3,150,000,000. The shares of our Class T common stock in our primary offering are being offered at a price of $10.00 per share. The shares of our Class I common stock in our primary offering were being offered at a price of $9.30 per share prior to March 1, 2017 and are being offered at a price of $9.21 per share for all shares issued effective March 1, 2017. The shares of our Class T and Class I common stock issued pursuant to the DRIP were sold at a price of $9.50 per share prior to January 1, 2017 and are sold at a price of $9.40 per share for all shares issued pursuant to the DRIP effective January 1, 2017. After our board of directors determines an estimated NAV per share of our common stock, share prices are expected to be adjusted to reflect the estimated NAV per share and, in the case of shares offered pursuant to our primary offering, up-front selling commissions and dealer manager fees other than those funded by our advisor, and participants in the DRIP will receive Class T shares and Class I shares, as applicable, at the most recently published estimated NAV per share of our common stock. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and the DRIP, and among classes of stock.
As of September 30, 2017, we had received and accepted subscriptions in our offering for 33,658,771 shares of Class T common stock and 1,863,639 shares of Class I common stock, or approximately $336,280,000 and $17,230,000, respectively, excluding shares of our common stock issued pursuant to the DRIP. As of September 30, 2017, a total of $6,096,000 in Class T distributions and $192,000 in Class I distributions were reinvested pursuant to the DRIP and 647,666 shares of Class T common stock and 20,369 shares of Class I common stock were issued pursuant to the DRIP.

Our equity raise as of September 30, 2017 resulted in the following:

Amount
Gross offering proceeds — Class T and Class I common stock	$353,510,000
Gross offering proceeds from Class T and Class I shares issued pursuant to the DRIP	6,288,000
Total gross offering proceeds	359,798,000
Less public offering expenses:
Selling commissions	9,807,000
Dealer manager fees	10,380,000
Advisor funding of dealer manager fees	(6,963,000)
Other organizational and offering expenses	4,343,000
Advisor funding of other organizational and offering expenses	(4,343,000)
Net proceeds from our offering	$346,574,000
The cost of raising funds in our offering as a percentage of gross proceeds received in our primary offering was 3.7% as of September 30, 2017. As of September 30, 2017, we had used $307,938,000 in proceeds from our offering to purchase properties from unaffiliated third parties, $11,575,000 to pay acquisition fees and acquisition related expenses to affiliated parties, $5,021,000 to pay real estate deposits for proposed future acquisitions, $4,651,000 to pay acquisition related expenses to unaffiliated third parties and $1,321,000 to pay deferred financing costs on our mortgage loans payable and the Line of Credit.
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
During the three months ended September 30, 2017, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 to July 31, 2017	—	$—	—	(1)
August 1, 2017 to August 31, 2017	—	$—	—	(1)
September 1, 2017 to September 30, 2017	11,209	$9.69	11,209	(1)
Total	11,209	$9.69	11,209
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

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.
Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Third Articles of Amendment and Restatement of Griffin-American Healthcare REIT IV, Inc., dated December 28, 2015 (included as Exhibit 3.1 to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-205960) filed January 5, 2016 and incorporated herein by reference)

3.2
Articles Supplementary of Griffin-American Healthcare REIT IV, Inc. filed May 25, 2016 (included as Exhibit 3.1 to our Current Report on Form 8-K filed May 26, 2016 and incorporated herein by reference)

3.3
Second Amended and Restated Bylaws of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 3.2 to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-205960) filed January 5, 2016 and incorporated herein by reference)

4.1
Form of Subscription Agreement of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.1 to Post-effective Amendment No. 8 to our Registration Statement on Form S-11 (File No. 333-205960) filed May 30, 2017 and incorporated herein by reference)

4.2
Amended and Restated Distribution Reinvestment Plan of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.2 to Post-effective Amendment No. 8 to our Registration Statement on Form S-11 (File No. 333-205960) filed May 30, 2017 and incorporated herein by reference)

4.3
Share Repurchase Plan of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.3 to Post-effective Amendment No. 8 to our Registration Statement on Form S-11 (File No. 333-205960) filed May 30, 2017 and incorporated herein by reference)

4.4
Escrow Agreement by and among Griffin-American Healthcare REIT IV, Inc., Griffin Capital Securities, LLC and UMB Bank, N.A., dated February 16, 2016 (included as Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed March 7, 2016 and incorporated herein by reference)

10.1*
Purchase and Sale Agreement by and between NIC 5 Spring Haven Owner LLC, NIC 5 Lake Morton Plaza Owner LLC, NIC 5 Renaissance Retirement Owner LLC, NIC 5 Forest Oaks Owner LLC, NIC 5 Spring Haven Leasing LLC, NIC 5 Lake Morton Plaza Leasing LLC, NIC 5 Renaissance Retirement Leasing LLC, NIC 5 Forest Oaks Leasing LLC and GAHC4 Central FL Senior Housing Portfolio, LLC, dated August 2, 2017

10.2*
Purchase and Sale Agreement by and between NIC 4 Bayside Terrace Owner LLC, NIC 4 Balmoral Owner LLC, NIC 4 Bradenton Oaks Owner LLC, NIC4 The Grande Owner LLC, NIC 4 Spring Oaks Owner LLC, NIC 4 Bayside Terrace Leasing LLC, NIC 4 Balmoral Leasing LLC, NIC 4 Bradenton Oaks Leasing LLC, NIC 4 The Grande Leasing LLC, NIC 4 Spring Oaks Leasing LLC and GAHC4 Central FL Senior Housing Portfolio, LLC, dated August 2, 2017

10.3*
First Amendment to Purchase and Sale Agreement by and between NIC 5 Spring Haven Owner, LLC, NIC 5 Lake Morton Plaza Owner, LLC, NIC 5 Renaissance Retirement Owner, LLC, NIC 5 Forest Oaks Owner, LLC, NIC 5 Spring Haven Leasing, LLC, NIC 5 Lake Morton Plaza Leasing, LLC, NIC 5 Renaissance Retirement Leasing, LLC, NIC 5 Forest Oaks Leasing, LLC and GAHC4 Central FL Senior Housing Portfolio, LLC, dated September 18, 2017

10.4*
First Amendment to Purchase and Sale Agreement by and between NIC 4 Bayside Terrace Owner LLC, NIC 4 Balmoral Owner LLC, NIC 4 Bradenton Oaks Owner LLC, NIC4 The Grande Owner LLC, NIC 4 Spring Oaks Owner LLC, NIC 4 Bayside Terrace Leasing, LLC, NIC 4 Balmoral Leasing, LLC, NIC 4 Bradenton Oaks Leasing, LLC, NIC 4 The Grande Leasing, LLC, NIC 4 Spring Oaks Leasing, LLC and GAHC4 Central FL Senior Housing Portfolio, LLC, dated September 18, 2017

10.5*
Second Amendment to Purchase and Sale Agreement by and between NIC 5 Spring Haven Owner, LLC, NIC 5 Lake Morton Plaza Owner, LLC, NIC 5 Renaissance Retirement Owner, LLC, NIC 5 Forest Oaks Owner, LLC, NIC 5 Spring Haven Leasing, LLC, NIC 5 Lake Morton Plaza Leasing, LLC, NIC 5 Renaissance Retirement Leasing, LLC, NIC 5 Forest Oaks Leasing, LLC and GAHC4 Central FL Senior Housing Portfolio, LLC, dated September 25, 2017

10.6*
Second Amendment to Purchase and Sale Agreement by and between NIC 4 Bayside Terrace Owner LLC, NIC 4 Balmoral Owner LLC, NIC 4 Bradenton Oaks Owner LLC, NIC4 The Grande Owner LLC, NIC 4 Spring Oaks Owner LLC, NIC 4 Bayside Terrace Leasing, LLC, NIC 4 Balmoral Leasing, LLC, NIC 4 Bradenton Oaks Leasing, LLC, NIC 4 The Grande Leasing, LLC, NIC 4 Spring Oaks Leasing, LLC and GAHC4 Central FL Senior Housing Portfolio, LLC, dated September 25, 2017

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

Griffin-American Healthcare REIT IV, Inc. (Registrant)

November 9, 2017	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

November 9, 2017	By:	/s/ BRIAN S. PEAY
Date		Brian S. Peay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)