Form 10-K
period 2017-12-31
Griffin-American Healthcare REIT IV, Inc.
filed 2018-03-08
CIK 1632970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Common stock, $0.01 par value per share

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There is no established market for the registrant’s common stock. As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant was conducting an ongoing public offering of its shares of Class T common stock and Class I common stock pursuant to a Registration Statement on Form S-11. As of June 30, 2017, there were approximately 26,992,848 shares of Class T common stock and 1,430,883 shares of Class I common stock held by non-affiliates, excluding shares owned by officers of American Healthcare Investors, LLC, the affiliated co-sponsor of the registrant’s offering of securities, for an aggregate market value of $269,928,000 and $13,178,000, respectively, assuming a market value as of that date of $10.00 per Class T share and $9.21 per Class I share, the offering prices per share as of June 30, 2017 in the registrant’s ongoing public offering exclusive of any discounts for certain categories of purchasers.
As of March 2, 2018, there were 43,809,693 shares of Class T common stock and 2,534,053 shares of Class I common stock of Griffin-American Healthcare REIT IV, Inc. outstanding.
______________________________________
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference portions of the Griffin-American Healthcare REIT IV, Inc. definitive proxy statement for the 2018 annual meeting of stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
(A Maryland Corporation)

PART I
Item 1. Business.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT IV, Inc. and its subsidiaries, including Griffin-American Healthcare REIT IV Holdings, LP, except where the context otherwise requires.
Company
Griffin-American Healthcare REIT IV, Inc., a Maryland corporation, was incorporated on January 23, 2015 and therefore we consider that our date of inception. We were initially capitalized on February 6, 2015. We invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). We may also originate and acquire secured loans and real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income. We qualified to be taxed as a real estate investment trust, or REIT, under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2016, and we intend to continue to qualify to be taxed as a REIT.
On February 16, 2016, we commenced our initial public offering, or our offering, in which we were initially offering to the public up to $3,150,000,000 in shares of our Class T common stock, consisting of up to $3,000,000,000 in shares of our Class T common stock at a price of $10.00 per share in our primary offering and up to $150,000,000 in shares of our Class T common stock for $9.50 per share pursuant to our distribution reinvestment plan, as amended, or the DRIP. Effective June 17, 2016, we reallocated certain of the unsold shares of Class T common stock being offered and began offering shares of Class I common stock, such that we are currently offering up to approximately $2,800,000,000 in shares of Class T common stock and $200,000,000 in shares of Class I common stock in our primary offering, and up to an aggregate of $150,000,000 in shares of our Class T and Class I common stock pursuant to the DRIP, aggregating up to $3,150,000,000. The shares of our Class T common stock in our primary offering are being offered at a price of $10.00 per share. The shares of our Class I common stock in our primary offering were being offered at a price of $9.30 per share prior to March 1, 2017, and are being offered at a price of $9.21 per share for all shares issued effective March 1, 2017. The shares of our Class T and Class I common stock issued pursuant to the DRIP were sold at a price of $9.50 per share prior to January 1, 2017, and are sold at a price of $9.40 per share for all shares issued pursuant to the DRIP effective January 1, 2017. After our board of directors determines an estimated net asset value, or NAV, per share of our common stock, share prices are expected to be adjusted to reflect the estimated NAV per share and, in the case of shares offered pursuant to our primary offering, up-front selling commissions and dealer manager fees other than those funded by Griffin-American Healthcare REIT IV Advisor, LLC, or Griffin-American Healthcare REIT IV Advisor, or our advisor. We will sell shares of our Class T and Class I common stock in our offering until February 16, 2019, unless extended by our board of directors as permitted under applicable law, or extended with respect to shares of our common stock offered pursuant to the DRIP. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and the DRIP, and among classes of stock. As of December 31, 2017, we had received and accepted subscriptions in our offering for 41,218,498 aggregate shares of our Class T and Class I common stock, or approximately $410,151,000, excluding shares of our common stock issued pursuant to the DRIP.
We conduct substantially all of our operations through Griffin-American Healthcare REIT IV Holdings, LP, or our operating partnership. We are externally advised by our advisor pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 16, 2016 and had a one-year term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 14, 2018 and expires on February 16, 2019. Our advisor uses its best efforts, subject to the oversight and review of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Company, LLC, or Griffin Capital (formerly known as Griffin Capital Corporation), or collectively, our co-sponsors. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony NorthStar, Inc. (NYSE: CLNS), or Colony NorthStar (formerly known as NorthStar Asset Management Group Inc. prior to its merger with Colony Capital, Inc. and NorthStar Realty Finance Corp. on January 10, 2017), and 7.8% owned by James F. Flaherty III, a former partner of Colony NorthStar. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or our dealer manager, Colony NorthStar or Mr. Flaherty; however, we are affiliated with Griffin-American Healthcare REIT IV Advisor, American Healthcare Investors and AHI Group Holdings.

Key developments during 2017 and 2018

•
On October 31, 2017, we entered into an amendment to our credit agreement, or the Amendment, with Bank of America, N.A., and KeyBank, National Association. The material terms of the Amendment include: (i) a $50,000,000 increase in our revolving line of credit, or the Line of Credit, from an aggregate maximum principal amount $100,000,000 to $150,000,000; (ii) a term loan with an aggregate maximum principal amount of $50,000,000, or the Term Loan Credit Facility, that matures on August 25, 2019; and (iii) our right to increase the Line of Credit or Term Loan Credit Facility, provided that the aggregate principal amount of all such increases and additions shall not exceed $300,000,000. As a result of the Amendment, our aggregate borrowing capacity under the Line of Credit and Term Loan Credit Facility, or collectively, the Corporate Line of Credit, is $200,000,000. See Note 7, Line of Credit and Term Loan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.

•
On November 1, 2017, we completed the acquisition of Central Florida Senior Housing Portfolio located in Florida, our first acquisition of a senior housing facility operated utilizing a RIDEA structure. Central Florida Senior Housing Portfolio was acquired for an aggregate contract purchase price of $109,500,000 pursuant to a joint venture with an affiliate of Meridian Senior Living, LLC, an unaffiliated third party. Our ownership of the joint venture is approximately 98%.

•	On March 1, 2018, we acquired our first skilled nursing facility located in Wisconsin for a contract purchase price of $22,600,000.

•
As of March 2, 2018, we had received and accepted subscriptions in our offering for 44,971,581 aggregate shares of our Class T and Class I common stock, or $447,443,000, excluding shares of our common stock issued pursuant to the DRIP. On February 14, 2018, our board of directors extended our offering for an additional year with a termination date of February 16, 2019, unless further extended by our board of directors as permitted under applicable law, or extended with respect to shares of our common stock offered pursuant to the DRIP.

•
As of March 8, 2018, we had completed 19 property acquisitions whereby we owned 40 properties, comprising 42 buildings, or approximately 2,553,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $488,740,000.

Our Structure
The following chart indicates the relationship among us, our advisor and certain of its affiliates:

Jeffrey T. Hanson
Danny Prosky
Mathieu B. Streiff
Griffin Capital Company, LLC
(Co-Sponsor)
100% Control
Colony NorthStar, Inc. (1)
(NYSE: CLNS)
100%
AHI Group
Holdings, LLC
Griffin Capital, LLC
45.1%
James F. Flaherty III
100%
100%
47.1%
Griffin Capital Securities, LLC
(Dealer Manager)
Griffin Capital Strategic
Holdings Company, LLC
7.8%
25%
American Healthcare
Investors, LLC
(Co-Sponsor)
75%
Griffin-American
Healthcare REIT IV
Advisor, LLC
(Advisor)
Dealer Manager
Agreement
American Healthcare Investors, LLC
Designated Personnel
(Oversight Property
Management Services)
Advisory
Agreement
20,833
Shares
Griffin-American
Healthcare REIT IV, Inc.
(REIT)
General Public
Limited Partner
<0.01%
General Partner
>99.99%
Griffin-American
Healthcare REIT IV
Holdings, LP
(Operating Partnership)
Subsidiaries Owning
Assets

(1) Colony NorthStar holds its interest in American Healthcare Investors indirectly through certain of its subsidiaries

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

We will not invest more than 10.0% of the proceeds available for investment from our offering in unimproved or non-income producing properties or in other investments relating to unimproved or non-income producing property. A property will be considered unimproved or a non-income producing property for purposes of this limitation if it: (i) is not acquired for the purpose of currently producing rental or other operating income; or (ii) has no development or construction in process at the date of acquisition or planned in good faith to commence within one year of the date of acquisition.
We will not invest more than 10.0% of the proceeds available for investment from our offering in commercial mortgage-backed securities. In addition, we will not invest more than 10.0% of the proceeds available for investment from our offering in equity securities of public or private real estate companies.
We are not limited as to the geographic areas where we may acquire properties and may acquire properties domestically as well as internationally. We are not specifically limited in the number or size of properties we may acquire or on the percentage of our assets that we may invest in a single property or investment. The number and mix of properties and real estate-related investments we will acquire will depend upon real estate and market conditions and other circumstances existing at the time we are acquiring our properties and making our investments, and the amount of proceeds we raise in our offering and potential future offerings.
Real Estate Investments
We have invested, and will continue to invest, in a diversified portfolio of real estate investments, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We generally seek investments that produce current income. Our investments may include:

•	medical office buildings;

•	hospitals;

•	skilled nursing facilities;

•	senior housing facilities;

•	healthcare-related facilities operated utilizing a RIDEA structure;

•	long-term acute care facilities;

•	surgery centers;

•	memory care facilities;

•	specialty medical and diagnostic service facilities;

•	laboratories and research facilities;

•	pharmaceutical and medical supply manufacturing facilities; and

•	offices leased to tenants in healthcare-related industries.
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
We have obtained and we intend to continue to obtain adequate insurance coverage for all real estate investments in which we invest. However, there are types of losses, generally catastrophic in nature, for which we do not obtain insurance unless we are required to do so by mortgage lenders. See Item 1A, Risk Factors — Risks Related to Investments in Real Estate — Uninsured losses relating to real estate and lender requirements to obtain insurance may reduce our stockholders’ returns, for a further discussion.
We have acquired and we intend to continue to acquire leased properties with long-term leases and we generally do not intend to operate any healthcare-related facilities directly. As a REIT, we are prohibited from operating healthcare-related facilities directly; however, from time to time we have leased and may continue to lease a healthcare-related facility that we acquire to a wholly-owned taxable REIT subsidiary, or TRS. In such an event, our TRS will engage a third party in the business of operating healthcare-related facilities to manage the property utilizing a RIDEA structure.
Joint Ventures
We have entered into and we may continue to enter into joint ventures, general partnerships and other arrangements with one or more institutions or individuals, including real estate developers, operators, owners, investors and others, some of whom may be affiliates of our advisor, for the purpose of acquiring real estate. Such joint ventures may be leveraged with debt financing or unleveraged. We have entered into and may continue to enter into joint ventures to further diversify our investments or to access investments which meet our investment criteria that would otherwise be unavailable to us. In determining whether to invest in a particular joint venture, our advisor will evaluate the real estate that such joint venture owns or is being formed to own under the same criteria described elsewhere in this Annual Report on Form 10-K for the selection of our other properties. However, we will not participate in tenant in common syndications or transactions.

Joint ventures with unaffiliated third parties may be structured such that the investment made by us and the co-venturer are on substantially different terms and conditions. For example, while we and a co-venturer may invest an equal amount of capital in an investment, the investment may be structured such that we have a right to priority distributions of cash flows up to a certain target return while the co-venturer may receive a disproportionately greater share of cash flows than we are to receive once such target return has been achieved. This type of investment structure may result in the co-venturer receiving more of the cash flows, including appreciation, of an investment than we would receive. See Item 1A, Risk Factors — Risks Related to Joint Ventures, for a further discussion.
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
We may invest in general partnerships or joint ventures with other Griffin Capital programs or American Healthcare Investors-sponsored programs or affiliates of our advisor to enable us to increase our equity participation in such ventures, so that ultimately we own a larger equity percentage of the property. Our entering into joint ventures with our advisor or any of its affiliates will result in certain conflicts of interest. See Item 1A, Risk Factors — Risks Related to Conflicts of Interest — If we enter into joint ventures with affiliates, we may face conflicts of interest or disagreements with our joint venture partners that may not be resolved as quickly or on terms as advantageous to us as would be the case if the joint venture had been negotiated at arm’s-length with an independent joint venture partner, for a further discussion.
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

Investing in Securities
We may invest in the following types of securities: (i) equity securities such as common stocks, preferred stocks and convertible preferred securities of public or private unaffiliated real estate companies (including other REITs, real estate operating companies and other real estate companies); (ii) debt securities such as commercial mortgage-backed securities and debt securities issued by other unaffiliated real estate companies; and (iii) certain other types of securities that may help us reach our diversification and other investment objectives. These other securities may include, but are not limited to, various types of collateralized debt obligations and certain non-U.S. dollar denominated securities.
Our advisor has substantial discretion with respect to the selection of specific securities investments. Our charter provides that we may not invest in equity securities unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, approve such investment as being fair, competitive and commercially reasonable. Consistent with such requirements, in determining the types of securities investments to make, our advisor will adhere to a board-approved asset allocation framework consisting primarily of components such as: (i) target mix of securities across a range of risk/reward characteristics; (ii) exposure limits to individual securities; and (iii) exposure limits to securities subclasses (such as common equities, debt securities and foreign securities). Within this framework, our advisor will evaluate specific criteria for each prospective securities investment including:

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

We generally anticipate that after an initial phase of operations when we may employ greater amounts of leverage, aggregate borrowings, both secured and unsecured, will not exceed 50.0% of the combined market value of all of our real estate and real estate-related investments, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our borrowing policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2017, our aggregate borrowings were 20.5% of the combined market value of all our real estate.
Our board of directors reviews our aggregate borrowings at least quarterly to ensure that such borrowings are reasonable in relation to our net assets. Our borrowing policies preclude us from borrowing in excess of 300% of our net assets, unless any excess in such borrowing is approved by a majority of our independent directors and is disclosed in our next quarterly report along with justification for such excess. Net assets for purposes of this calculation are defined as our total assets, other than intangibles, valued at cost before deducting depreciation, amortization, bad debt and other similar non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with justification for such excess. In such event, we will review our debt levels at that time and take action to reduce any such excess as soon as practicable. We are likely to exceed these leverage limitations during the period prior to the investment of all of the net proceeds from our offering and any subsequent offering of our common stock. We may also incur indebtedness to finance improvements to properties and, if necessary, for working capital needs or to meet the distribution requirements applicable to REITs under the federal income tax laws. In addition, if our cash flows from operations are not sufficient to pay the stockholder servicing fee paid with respect to our shares of Class T common stock sold, we will pay the stockholder servicing fee through borrowings in anticipation of future cash flows. As of March 8, 2018 and December 31, 2017, our leverage did not exceed 300% of the value of our net assets.
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
Construction and Development Activities
From time to time, we may construct and develop real estate assets or render services in connection with these activities. We may be able to reduce overall purchase costs by constructing and developing property versus purchasing a finished property. Developing and constructing properties would, however, expose us to risks such as cost overruns, carrying costs of projects under construction or development, availability and costs of materials and labor, weather conditions and government regulation. See Item 1A, Risk Factors — Risks Related to Investments in Real Estate, for a further discussion. We will retain independent contractors to perform the actual construction work on tenant improvements, such as installing heating, ventilation and air conditioning systems.
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
We anticipate that tenant improvements required at the time of our acquisition of a property will be funded from our net offering proceeds. However, at such time as a tenant of one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract new tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. Since we do not anticipate maintaining permanent working capital reserves, we may not have access to funds required in the future for tenant improvements and tenant refurbishments in order to attract new tenants to lease vacated space.
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
As required by our charter, our independent directors have reviewed our policies outlined above and determined that they are in the best interests of our stockholders because: (i) they increase the likelihood that we will be able to acquire a diversified portfolio of income-producing properties, thereby reducing risk in our portfolio; (ii) there are sufficient property acquisition opportunities with the attributes that we seek; (iii) our executive officers, directors and affiliates of our advisor entities have expertise with the type of real estate investments we seek; and (iv) our borrowings will enable us to purchase assets and earn real estate revenue more quickly, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.
Tax Status
We qualified and elected to be taxed as a REIT under the Code beginning with our taxable year ended December 31, 2016. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including our requirement to currently distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
If we fail to maintain our qualification as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our net income and net cash available for distribution to our stockholders.
Distribution Policy
In order to maintain our qualification as a REIT for federal income tax purposes, among other things, we are required to distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. We cannot predict if we will generate sufficient cash flows to continue to pay cash distributions to our stockholders on an ongoing basis or at all. The amount of any cash distributions is determined by our board of directors and depends on the amount of distributable funds, current and projected cash requirements, tax considerations, any limitations imposed by the terms of indebtedness we may incur and other factors. If our investments produce sufficient cash flows, we expect to continue to pay distributions to our stockholders on a monthly basis. Because our cash available for distribution in any year may be less than 90.0% of our annual taxable income, excluding net capital gains, for the year, we may be required to borrow money, use proceeds from the issuance of securities (in subsequent offerings, if any) or sell assets to pay out enough of our taxable income to satisfy the distribution requirement. These methods of obtaining funds could affect future distributions by increasing operating costs. We did not establish any limit on the amount of net proceeds from our offering, and we have not established any limit on the amount of net proceeds from any future offerings, that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences.
To the extent that distributions to our stockholders are paid out of our current or accumulated earnings and profits, such distributions are taxable as ordinary income. To the extent that our distributions exceed our current and accumulated earnings and profits, such amounts constitute a return of capital to our stockholders for federal income tax purposes, to the extent of their basis in their stock and thereafter will constitute capital gain. Any portion of distributions to our stockholders paid from net offering proceeds constitutes a return of capital to our stockholders.
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
See Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions, for a further discussion of distributions.
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
In addition, income from our investments is dependent on the ability of our tenants and operators to compete with other healthcare operators. These operators compete on a local and regional basis for residents and patients and the operators’ ability to successfully attract and retain residents and patients depends on key factors such as the number of facilities in the local market, the types of services available, the quality of care, reputation, age and appearance of each facility and the cost of care in each locality. Private, federal and state payment programs and the effect of other laws and regulations may also have a significant impact on the ability of our tenants and operators to compete successfully for residents and patients at the properties. For additional information on the risks associated with our business, please see Item 1A, Risk Factors.
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
In order to induce the contributors of such properties to accept units in our operating partnership, rather than cash, in exchange for their properties, it may be necessary for us to provide them additional incentives. For instance, our operating partnership’s partnership agreement provides that any holder of units may exchange limited partnership units on a one-for-one basis for shares of our common stock, or, at our option, cash equal to the value of an equivalent number of shares of our common stock. We may, however, enter into additional contractual arrangements with contributors of property under which we would agree to repurchase a contributor’s units for shares of our common stock or cash, at the option of the contributor, at set times. In order to allow a contributor of a property to defer taxable gain on the contribution of property to our operating partnership, we might agree not to sell a contributed property for a defined period of time or until the contributor exchanged the contributor’s units for cash or shares of our common stock. Such an agreement would prevent us from selling those properties, even if market conditions made such a sale favorable to us. Such transactions are subject to the risks described in Item 1A, Risk Factors — Risks Related to Our Business — We may structure acquisitions of property in exchange for limited partnership units in our operating partnership on terms that could limit our liquidity or our flexibility. Although we may enter into such transactions with other existing or future American Healthcare Investors or Griffin Capital programs, we do not currently intend to do so. If we were to enter into such a transaction with an entity managed by one of our co-sponsors or its affiliates, we would be subject to the risks described in Item 1A, Risk Factors — Risks Related to Conflicts of Interest. We may acquire assets from, or dispose of assets to, affiliates of our advisor, which could result in us entering into transactions on less favorable terms than we would receive from a third party or that negatively affect the public’s perception of us.
Significant Tenants
As of December 31, 2017, we had two tenants that accounted for 10.0% or more of our annualized base rent or annualized net operating income, or NOI, of our total property portfolio, as follows:

Tenant	Annualized Base Rent(1)	Percentage of Annualized Base Rent	Acquisition	Reportable Segment	GLA (Sq Ft)	Lease Expiration Date
Colonial Oaks Master Tenant, LLC	$4,112,000	11.6%	Lafayette Assisted Living Portfolio and Northern California Senior Housing Portfolio	Senior Housing	215,000	06/30/32
Prime Healthcare Services – Reno	$3,798,000	10.7%	Reno MOB	Medical Office	145,000	Multiple
___________

(1)
Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2017. The loss of any of these tenants or their inability to pay rent could have a material adverse effect on our business and results of operations.

Geographic Concentration
Based on leases in effect as of December 31, 2017, three states in the United States accounted for 10.0% or more of the annualized base rent or annualized NOI of our total property portfolio. Properties located in Florida, Nevada and Alabama accounted for 23.3%, 13.2% and 11.8%, respectively, of the annualized base rent or annualized NOI of our total property portfolio. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy. For a further discussion, see Item 2, Properties — Geographic Diversification/Concentration Table.

Employees
We have no employees and our executive officers are all employees of one of our co–sponsors. Our day-to-day management is performed by our advisor and its affiliates. We cannot determine at this time if or when we might hire any employees, although we do not anticipate hiring any employees during the next twelve months. We do not directly compensate our executive officers for services rendered to us. However, our executive officers, consultants and the executive officers and key employees of our advisor and its affiliates are eligible for awards pursuant to the 2015 Incentive Plan, or our incentive plan. As of December 31, 2017, no awards had been granted to our executive officers, consultants or the executive officers or key employees of our advisor or its affiliates under this plan.
Investment Company Act Considerations
We conduct and intend to continue to conduct our operations, and the operations of our operating partnership and any other subsidiaries, so that no such entity meets the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act. We primarily engage in the business of investing in real estate assets; however, our portfolio may include, to a much lesser extent, other real estate-related investments. We also have acquired and may continue to acquire real estate assets through investments in joint venture entities, including joint venture entities in which we may not own a controlling interest. We anticipate that our assets generally will be held in wholly and majority-owned subsidiaries of the company, each formed to hold a particular asset. We monitor our operations and our assets on an ongoing basis in order to ensure that neither we, nor any of our subsidiaries, meet the definition of “investment company” under Section 3(a)(1) of the Investment Company Act. Among other things, we monitor the proportion of our portfolio that is placed in investments in securities.
Financial Information About Industry Segments
Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2016; senior housing facility in December 2016; and senior housing — RIDEA facility in November 2017, we added a new reportable segment at each such time. As of December 31, 2017, we operated through three reportable business segments — medical office buildings, senior housing and senior housing — RIDEA.
Medical Office Buildings. As of December 31, 2017, we owned 18 medical office buildings, or MOBs. These properties typically contain physicians’ offices and examination rooms and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic centers, rehabilitation clinics and day-surgery operating rooms. While these properties are similar to commercial office buildings, they require additional parking spaces as well as plumbing, electrical and mechanical systems to accommodate multiple exam rooms that may require sinks in every room and special equipment such as x-ray machines. In addition, MOBs are often built to accommodate higher structural loads for certain equipment and may contain “vaults” or other specialized construction. Our MOBs are typically multi-tenant properties leased to healthcare providers (hospitals and physician practices). Based on GLA, approximately 58.0% of our MOBs are located on hospital campuses and 17.7% are affiliated with hospital systems. Our medical office buildings segment accounted for approximately 67.0% and 96.0% of total revenues for the years ended December 31, 2017 and 2016, respectively. We did not own any MOBs for the period from January 23, 2015 (Date of Inception) through December 31, 2015.
Senior Housing. As of December 31, 2017, we owned 12 senior housing facilities. Senior housing facilities cater to different segments of the elderly population based upon their personal needs. Services provided by our tenants in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare. Our senior housing facilities are leased to single tenants under triple-net lease structures. Our senior housing segment accounted for approximately 16.4% and 4.0% of total revenues for the years ended December 31, 2017 and 2016, respectively. We did not own any senior housing facilities for the period from January 23, 2015 (Date of Inception) through December 31, 2015.
Senior Housing — RIDEA. As of December 31, 2017, we owned and operated 10 senior housing facilities utilizing a RIDEA structure. Such facilities are of a similar property type as our senior housing segment discussed above; however, we have entered into agreements with healthcare operators to manage the facilities on our behalf utilizing a RIDEA structure. Substantially all of our leases with residents in the senior housing facilities are for a term of one year or less. Our senior housing — RIDEA segment accounted for approximately 16.6% of total revenues for the year ended December 31, 2017. We did not own and operate any senior housing facilities utilizing a RIDEA structure for the year ended December 31, 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015.

For a further discussion of our segment reporting for the years ended December 31, 2017 and 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015, see Note 17, Segment Reporting, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
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
We were formed in January 2015 and did not engage in any material business operations prior to our offering. As a result, an investment in shares of our common stock may entail more risks than the shares of common stock of a REIT with a more substantial operating history. In addition, our stockholders should not rely on the past performance of other American Healthcare Investors or Griffin Capital-sponsored or co-sponsored programs to predict our future results. Our stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies like ours that do not have a substantial operating history, many of which may be beyond our control. For example, due to challenging economic conditions in the past, distributions to stockholders of several private real estate programs sponsored by Griffin Capital were suspended. Therefore, to be successful in this market, we must, among other things:

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
Griffin Capital and certain of its key personnel and its respective affiliates serve as key personnel, advisors, managers and sponsors or co-sponsors of 12 other Griffin Capital-sponsored programs, including Griffin Capital Essential Asset REIT, Inc., Griffin Capital Essential Asset REIT II, Inc., or GC REIT II, Griffin-American Healthcare REIT III, Inc., or GA Healthcare REIT III, Griffin Institutional Access Real Estate Fund, or GIA Real Estate, and Griffin Institutional Access Credit Fund, or GIA Credit Fund, and may have other business interests as well. In addition, American Healthcare Investors and its key personnel serve as key personnel and co-sponsor of GA Healthcare REIT III, may sponsor or co-sponsor additional real estate programs in the future, and provide certain asset management and property management services to certain of Colony NorthStar’s managed companies. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on their investment may suffer.
In addition, executive officers of Griffin Capital also are officers of Griffin Capital Securities, LLC and other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to allocation of management time and services between us and the other entities. Griffin Capital Securities, LLC currently serves as dealer manager for GC REIT II, our company and a private REIT offering, and as the exclusive wholesale marketing agent for GIA Real Estate and GIA Credit Fund. If Griffin Capital Securities, LLC is unable to devote sufficient time and effort to the distribution of shares of our common stock, we may not be able to raise significant additional proceeds for investment in real estate. Accordingly, competing demands of Griffin Capital personnel may cause us to be unable to successfully implement our investment objectives or generate cash needed to make distributions to our stockholders, and to maintain or increase the value of our assets.
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
Distributions payable to our stockholders may include a return of capital, rather than a return on capital, and it is likely that we will use net offering proceeds to fund a majority of our initial distributions. We have not established any limit on the amount of net proceeds from our offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences. The actual amount and timing of distributions will be determined by our board of directors in its sole discretion and typically will depend on the amount of funds available for distribution, which will depend on items such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to maintain our qualification as a REIT. As a result, our distribution rate and payment frequency vary from time to time.
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
On June 28, 2016, our board of directors authorized a daily distribution to our Class T stockholders of record as of the close of business on each day of the period commencing on July 1, 2016 and ending on September 30, 2016 and to our Class I stockholders of record as of the close of business on each day of the period commencing on the date that the first Class I share was sold and ending on September 30, 2016. Subsequently, our board of directors authorized on a quarterly basis a daily distribution to our Class T and Class I stockholders of record as of the close of business on each day of the quarterly periods commencing on October 1, 2016 and ending on March 31, 2018. The daily distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our Class T and Class I common stock, which is equal to an annualized distribution of $0.60 per share. These distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears, only from legally available funds.
The amount of distributions paid to our stockholders is determined quarterly by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our qualification as a REIT under the Code. We have not established any limit on the amount of net offering proceeds that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences.

We did not pay any distributions for the period from January 23, 2015 (Date of Inception) through December 31, 2015. The distributions paid for the years ended December 31, 2017 and 2016, along with the amount of distributions reinvested pursuant to the DRIP and the sources of distributions as compared to cash flows from operations were as follows:

	Years Ended December 31,
	2017		2016
Distributions paid in cash	$6,398,000		$549,000
Distributions reinvested	8,689,000		796,000
	$15,087,000		$1,345,000
Sources of distributions:
Cash flows from operations	$12,404,000	82.2%	$—	—%
Offering proceeds	2,683,000	17.8	1,345,000	100
	$15,087,000	100%	$1,345,000	100%
Under accounting principles generally accepted in the United States of America, or GAAP, certain acquisition related expenses, such as expenses incurred in connection with property acquisitions accounted for as business combinations, are expensed, and therefore, subtracted from cash flows from operations. However, these expenses may be paid from offering proceeds or debt.
Any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and all or any portion of a distribution to our stockholders may be paid from net offering proceeds. The payment of distributions from our net offering proceeds could reduce the amount of capital we ultimately invest in assets and negatively impact the amount of income available for future distributions.
As of December 31, 2017, we had an amount payable of $8,117,000 to our advisor or its affiliates primarily for the 2.25% contingent advisor payment, or Contingent Advisor Payment, portion of the total acquisition fee payable to our advisor or its affiliates, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice. See Note 12, Related Party Transactions — Acquisition and Development Stage — Acquisition Fee, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
As of December 31, 2017, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than the $80,000 in asset management fees waived by our advisor, as discussed above. Other than the waiver of asset management fees by our advisor to provide us with additional funds to pay initial distributions to our stockholders through June 27, 2016, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer or continue to defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
We did not pay distributions for the period from January 23, 2015 (Date of Inception) through December 31, 2015. The distributions paid for the years ended December 31, 2017 and 2016, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to funds from operations attributable to controlling interest, or FFO, were as follows:

	Years Ended December 31,
	2017		2016
Distributions paid in cash	$6,398,000		$549,000
Distributions reinvested	8,689,000		796,000
	$15,087,000		$1,345,000
Sources of distributions:
FFO attributable to controlling interest	$14,134,000	93.7%	$—	—%
Offering proceeds	953,000	6.3	1,345,000	100
	$15,087,000	100%	$1,345,000	100%

The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, a non-GAAP financial measure, including a reconciliation of our GAAP net income (loss) to FFO, see Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations, for a further discussion.
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

•
our lenders under our line of credit and term loan could refuse to fund its financing commitment to us or could fail and we may not be able to replace the financing commitment of such lender on favorable terms, or at all;

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
We are externally advised by our advisor pursuant to the Advisory Agreement between us and our advisor which has a one-year term that expires on February 16, 2019 and is subject to successive one-year renewals upon the mutual consent of us and our advisor. In the event of a partial or full liquidation of our assets, our advisor will be entitled to receive an incentive distribution equal to 15.0% of the net proceeds of the liquidation, after we have received and paid to our stockholders the sum of the gross proceeds from the sale of shares of our common stock, and any shortfall in an annual 6.0% cumulative, non-compounded return to stockholders in the aggregate. In the event of a termination of the Advisory Agreement in connection with the listing of our common stock on a national securities exchange, the partnership agreement provides that our advisor will receive an incentive distribution in redemption of its limited partnership units equal to 15.0% of the amount, if any, by which (i) the market value of our outstanding common stock at listing plus distributions paid by us prior to the listing of the shares of our common stock on a national securities exchange, exceeds (ii) the sum of the gross proceeds from the sale of shares of our common stock (less amounts paid to repurchase shares of our common stock) plus an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock. Upon our advisor’s receipt of the incentive distribution in redemption of its limited partnership units, our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Further, in connection with the termination or non-renewal of the Advisory Agreement other than due to a listing of the shares of our common stock on a national securities exchange, our advisor shall be entitled to receive a distribution in redemption of its limited partnership units equal to the amount that would be payable as an incentive distribution upon sales of properties, which equals 15.0% of the net proceeds if we liquidated all of our assets at fair market value, after we have received and paid to our stockholders the sum of the gross proceeds from the sale of shares of our common stock and an annual 6.0% cumulative, non-compounded return to our stockholders in the aggregate. Such distribution upon termination of the Advisory Agreement is payable to our advisor even upon termination or non-renewal of the Advisory Agreement as a result of poor performance by our advisor. Upon our advisor’s receipt of this distribution in redemption of its limited partnership units, our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Any amounts to be paid to our advisor in connection with the termination of the Advisory Agreement cannot be determined at the present time, but such amounts, if paid, will reduce the cash available for distribution to our stockholders.
We may not effect a liquidity event within our targeted time frame of five years after the completion of our offering stage, or at all. If we do not effect a liquidity event, our stockholders may have to hold their investment in shares of our common stock for an indefinite period of time.
On a limited basis, our stockholders may be able to sell shares of our common stock to us through our share repurchase plan. However, in the future we may also consider various forms of liquidity events, including but not limited to: (i) the listing of the shares of our common stock on a national securities exchange; (ii) our sale or merger in a transaction that provides our stockholders with a combination of cash and/or securities of a publicly traded company; and (iii) the sale of all or substantially all of our real estate and real estate-related investments for cash or other consideration. We presently intend to effect a liquidity event within five years after the completion of our offering stage, which we deem to be the completion of our offering and any subsequent public offerings, excluding any offerings pursuant to the DRIP or that is limited to any benefit plans. However, we are not obligated, through our charter or otherwise, to effectuate a liquidity event and may not effect a liquidity event within such time or at all. If we do not effect a liquidity event, it will be very difficult for our stockholders to have liquidity for their investment in the shares of our common stock other than limited liquidity through our share repurchase plan.
Because a portion of the offering price from the sale of shares of our common stock is used to pay expenses and fees, the full offering price paid by our stockholders is not invested in real estate investments. As a result, our stockholders will only receive a full return of their invested capital if we either (i) sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets, or (ii) list the shares of our common stock on a national securities exchange and the market value of our company after we list is substantially in excess of the original purchase price of our assets.
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
The price at which a stockholder purchases shares and any subsequent estimated values are likely to differ from the price at which a stockholder could resell such shares because: (i) there is no public trading market for our shares at this time; (ii) until we disclose an estimated per share value based on a valuation, the price does not reflect, and will not reflect, the fair value of our assets as we acquire them, nor does it represent the amount of net proceeds that would result from an immediate liquidation of our assets or sale of our company, because the amount of proceeds available for investment from our offering is net of selling commissions, dealer manager fees and acquisition fees and expenses; (iii) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current conditions in the financial and real estate markets may affect the values of our investments; (iv) the estimated value does not take into account how developments related to individual assets may increase or decrease the value of our portfolio; and (v) the estimated value does not take into account any portfolio premium or premiums to value that may be achieved in a liquidation of our assets or sale of our portfolio.
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
To maintain our qualification as a REIT, we generally must distribute to our stockholders at least 90.0% of our annual taxable income, excluding net capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our capital needs from retained earnings. We have not identified all of our sources of debt or equity for funding, and such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to acquire, and make necessary capital improvements to, properties, pay other expenses or expand our business.
We use mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to pay distributions and could decrease the value of our stockholders’ investment.
We have financed, and will continue to finance, a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that, after an initial phase of our operations (prior to the investment of all of the net proceeds of our offering of shares of our common stock) when we may employ greater amounts of leverage to enable us to purchase properties more quickly, and therefore, generate distributions for our stockholders sooner, our overall leverage will not exceed 50.0% of the combined market value of our real estate and real estate-related investments, as determined at the end of each calendar year beginning with our first full year of operations. Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.
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

•
Real Estate Markets — Changes in property values may fluctuate as a result of increases or decreases in construction activity, supply and demand, occupancies and rental rates. As a result, the properties we acquire could substantially decrease in value after we purchase them. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge or record a loss on sale in earnings.

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
Any of our current or future tenants, or any guarantor of one of our current or future tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the U.S. Such a bankruptcy filing would bar us from attempting to collect pre-bankruptcy debts from the bankrupt tenant or its properties unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If we assume a lease, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim would be capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15.0% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims.
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
We may be unable to secure funds for tenant or other capital improvements, which could limit our ability to attract, replace or retain tenants and decrease our stockholders’ return on investment.
When tenants do not renew their leases or otherwise vacate their space, it is common that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and leasing commissions related to the vacated space. Such tenant improvements may require us to incur substantial capital expenditures. If we have not established capital reserves for such tenant or other capital improvements, we will have to obtain financing from other sources and we have not identified any sources for such financing. We may also have financing needs for other capital improvements to refurbish or renovate our properties. If we need to secure financing sources for tenant improvements or other capital improvements, but are unable to secure such financing or are unable to secure financing on terms we feel are acceptable, we may be unable to make tenant and other capital improvements or we may be required to defer such improvements. If this happens, it may cause one or more of our properties to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flows as a result of fewer potential tenants being attracted to the property or our existing tenants not renewing their leases. If we do not have access to sufficient funding, we may not be able to make necessary capital improvements to our properties, pay other expenses or pay distributions to our stockholders.
Our success is dependent on the performance of our advisor and certain key personnel.
Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our advisor in identifying and acquiring investments, the determination of any financing arrangements, the asset management of our investments and the management of our day-to-day activities. Our advisor has broad discretion over the use of proceeds from our offering and our stockholders have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in this annual report or other periodic filings with the SEC. We rely on the management ability of our advisor, subject to the oversight and approval of our board of directors. Accordingly, investors should not purchase shares of our common stock unless they are willing to entrust all aspects of our day-to-day management to our advisor. If our advisor suffers or is distracted by adverse financial or operational problems in connection with their own operations or the operations of American Healthcare Investors or Griffin Capital unrelated to us, our advisor may be unable to allocate time and/or resources to our operations. If our advisor is unable to allocate sufficient resources to oversee and perform our operations for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders. In addition, our success depends to a significant degree upon the continued contributions of our advisor’s officers and certain of the managing directors, officers and employees of American Healthcare Investors, in particular Jeffrey T. Hanson, Danny Prosky and Mathieu B. Streiff, each of whom would be difficult to replace. Messrs. Hanson, Prosky and Streiff currently serve as our executive officers and Mr. Hanson also serves as Chairman of our Board of Directors. We currently do not have an employment agreement with any of Messrs. Hanson, Prosky or Streiff. In the event that Messrs. Hanson, Prosky or Streiff are no longer affiliated with American Healthcare Investors, for any reason, it could have a material adverse effect on our success and American Healthcare Investors may not be able to attract and hire as capable individuals to replace Messrs. Hanson, Prosky and/or Streiff. We do not have key man life insurance on any of our co-sponsors’ key personnel. If our advisor or American Healthcare Investors were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.
Our advisor may terminate the Advisory Agreement, which could require us to pay substantial fees and may require us to find a new advisor.
Either we or our advisor will be able to terminate the Advisory Agreement subject to a 60-day transition period with respect to certain provisions of the Advisory Agreement. However, if the Advisory Agreement is terminated in connection with the listing of shares of our common stock on a national securities exchange, the partnership agreement provides that our advisor will receive an incentive distribution in redemption of its limited partnership units equal to 15.0% of the amount, if any, by which (i) the market value of the outstanding shares of our common stock at listing plus distributions paid by us prior to listing, exceeds (ii) the sum of the gross proceeds from the sale of shares of our common stock (less amounts paid to repurchase shares of our common stock) plus an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock. Upon our advisor’s receipt of the incentive distribution in redemption of its limited partnership units, our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Further, in connection with the termination of the Advisory Agreement other than due to a listing of the shares of our common stock on a national securities exchange, our advisor shall be entitled to receive a distribution in redemption of its limited partnership units equal to the amount that would be payable to our advisor pursuant to the incentive distribution upon sales if we liquidated all of our assets for their fair market value. Upon our advisor’s receipt of this distribution in redemption of its limited partnership units, our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Any amounts to be paid to our advisor upon termination of the Advisory Agreement cannot be determined at the present time.
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
Additionally, American Healthcare Investors is 47.1% owned by AHI Group Holdings, 45.1% indirectly owned by Colony NorthStar and 7.8% owned by Mr. Flaherty. American Healthcare Investors and its sponsored programs, including our company, may not realize the anticipated benefits of the relationship with Colony NorthStar and Mr. Flaherty due to, among other things, the economic and overall conditions of the healthcare real estate industry, Colony NorthStar’s and Mr. Flaherty’s ability to source healthcare real estate investments with the returns anticipated by American Healthcare Investors or at all, or American Healthcare Investors, Colony NorthStar and Mr. Flaherty having overlapping interests that could exacerbate potential conflicts or disputes.
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
The limits on ownership and transfer of our equity securities in our charter may have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for our stockholders’ common stock. The ownership limits and restrictions on transferability will continue to apply until our board of directors determines that it is no longer in our best interest to continue to maintain our qualification as a REIT or that compliance is no longer required for REIT qualification.
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
The MGCL provides that a director will not have any liability as a director so long as he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interest, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter provides that, subject to the applicable limitations set forth therein or under the MGCL, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify our directors, our officers, our advisor and its affiliates for losses they may incur by reason of their service in those capacities unless: (i) their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty; (ii) they actually received an improper personal benefit in money, property or services; or (iii) in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Moreover, we have entered into separate indemnification agreements with each of our directors and executive officers and intend to enter into indemnification agreements with each of our future directors and executive officers. As a result, we and our stockholders may have more limited rights against these persons than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by these persons in some cases. However, our charter also provides that we may not indemnify our directors, our advisor and its affiliates for any loss or liability suffered by them or hold them harmless for any loss or liability suffered by us unless they have determined that the course of conduct that caused the loss or liability was in our best interest, they were acting on our behalf or performing services for us, the liability was not the result of negligence or misconduct by our non-independent directors, our advisor and its affiliates or gross negligence or willful misconduct by our independent directors, and the indemnification is recoverable only out of our net assets or the proceeds of insurance and not from our stockholders.

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
We conduct and intend to continue to conduct our operations, and the operations of our operating partnership and any other subsidiaries, so that no such entity meets the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act. Under the Investment Company Act, in relevant part, a company is an “investment company” if:

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

We monitor our operations and our assets on an ongoing basis in order to ensure that neither we, nor any of our subsidiaries, meet the definition of “investment company” under Section 3(a)(1) of the Investment Company Act. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

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
We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which we have total annual gross revenue of $1 billion or more, (ii) December 31 of the fiscal year that we become a “large accelerated filer,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months), or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.
Under the JOBS Act, emerging growth companies are not required to (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) comply with new requirements adopted by the Public Company Accounting Oversight Board, or PCAOB, which may require a supplement to the auditor’s report in which the auditor must provide additional information about the audit and the issuer’s financial statements, (iii) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (iv) provide certain disclosures relating to executive compensation generally required for larger public companies, or (v) hold stockholder advisory votes on executive compensation. Other than as set forth in the following paragraph, we have not yet made a decision as to whether to take advantage of any or all of the JOBS Act exemptions that are applicable to us. If we do take advantage of any of the remaining exemptions, we do not know if some investors will find our common stock less attractive as a result.
Additionally, the JOBS Act provides that an “emerging growth company” may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an “emerging growth company” can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we elected to “opt out” of such extended transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.
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
The real estate market may experience a substantial influx of capital from investors. Any substantial flow of capital, combined with significant competition for income producing real estate, may result in inflated purchase prices for such assets. To the extent we purchase real estate in such an environment in the future, we will be subject to the risk that the value of such investments may not appreciate or may decrease significantly below the amount we paid for such investment.
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
Because we own and operate real estate, we will be subject to various federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including the release of asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real estate for personal injury or property damage associated with exposure to released hazardous substances. In addition, new or more stringent laws or stricter interpretations of existing laws could change the cost of compliance or liabilities and restrictions arising out of such laws. The cost of defending against these claims, complying with environmental regulatory requirements, conducting remediation of any contaminated property, or of paying personal injury claims could be substantial, which would reduce our liquidity and cash available for distribution to our stockholders. In addition, the presence of hazardous substances on a property or the failure to meet environmental regulatory requirements may materially impair our ability to use, lease or sell a property, or to use the property as collateral for borrowing.
Our real estate investments may be concentrated in medical office buildings, hospitals, skilled nursing facilities, senior housing or other healthcare-related facilities, making us more vulnerable economically than if our investments were diversified.
As a REIT, we will invest primarily in real estate. Within the real estate industry, we have acquired and intend to continue to acquire or selectively develop and own medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We are subject to risks inherent in concentrating investments in real estate. These risks resulting from a lack of diversification become even greater as a result of our business strategy to invest to a substantial degree in healthcare-related facilities.
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
As of March 8, 2018, rental payments by two of our tenants, Colonial Oaks Master Tenant, LLC and Prime Healthcare Services – Reno, accounted for approximately 11.1% and 10.2%, respectively, of our annualized base rent or annualized NOI. The success of our investments materially depends upon the financial stability of the tenants leasing the properties we own.

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
To the extent that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. As of March 8, 2018, our properties located in Florida, Nevada and Alabama accounted for approximately 21.8%, 12.6% and 11.3%, respectively, of the annualized base rent or annualized NOI of our total property portfolio. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
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
The existing accounting standards for leases require lessees to classify their leases as either capital or operating leases. Under a capital lease, both the leased asset, which represents the tenant’s right to use the property, and the contractual lease obligation are recorded on the tenant’s balance sheet if one of the following criteria are met: (i) the lease transfers ownership of the property to the lessee by the end of the lease term; (ii) the lease contains a bargain purchase option; (iii) the non-cancelable lease term is more than 75.0% of the useful life of the asset; or (iv) if the present value of the minimum lease payments equals 90.0% or more of the leased property’s fair value. If the terms of the lease do not meet these criteria, the lease is considered an operating lease, and no leased asset or contractual lease obligation is recorded by the tenant.
In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2016-02, Leases, or ASU 2016-02, in February 2016, which substantially changes the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation will be recorded on the tenant’s balance sheet for all lease arrangements. In addition, ASU 2016-02 will impact the method in which contractual lease payments will be recorded. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms or fewer extension options, which would generally have less impact on tenant balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk, a delay in investing proceeds from our offering, or shorter lease terms, all of which may negatively impact our operations and ability to pay distributions. ASU 2016-02 will be effective for us on January 1, 2019. See Note 2, Summary of Significant Accounting Policies — Recently Issued or Adopted Accounting Pronouncements, to the Consolidated Financial Statements that are part of this Annual Report on Form 10-K for a further discussion.
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
Any property that we have acquired or may acquire will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, insurance costs, repairs and maintenance costs, administrative costs and other operating expenses. Some of our property leases or future leases may not require the tenants to pay all or a portion of these expenses, in which event we may have to pay these costs. If we are unable to lease properties on terms that require the tenants to pay all or some of the properties’ operating expenses, if our tenants fail to pay these expenses as required or if expenses we are required to pay exceed our expectations, we could have less funds available for future acquisitions or cash available for distributions to our stockholders.
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
On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act of 2010, or the Patient Protection and Affordable Care Act, and on March 30, 2010, President Obama signed into law the Health Care and Education Reconciliation Act of 2010, or the Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act, or the Reconciliation Act and the Patient Protection and Affordable Care Act collectively, the Healthcare Reform Act. The insurance plans that participated on the health insurance exchanges created by the Healthcare Reform Act were expecting to receive risk corridor payments to address the high risk claims that they paid through the exchange product. However, the federal government currently owes the insurance companies approximately $12.3 billion under the risk corridor payment program that is currently disputed by the federal government. The federal government is currently defending several lawsuits from the insurance plans that participate on the health insurance exchange. If the insurance companies do not receive the payments, the insurance companies may cease to participate on the insurance exchange which limits insurance options for patients. If patients do not have access to insurance coverage, it may adversely impact the tenants’ revenues and the tenants’ ability to pay rent.
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
Moreover, President Trump signed an Executive Order on January 20, 2017 to “ease the burden of Obamacare.” On May 4, 2017, members of the House of Representatives approved legislation to repeal portions of the Healthcare Reform Act, which legislation was submitted to the Senate for approval. On July 25, 2017, the Senate rejected a complete repeal and, further, on July 27, 2017, the Senate rejected a repeal on the Healthcare Reform Act’s individual and employer mandates and a temporary repeal on the medical device tax. Furthermore, on October 12, 2017, President Trump signed an Executive Order the purpose of which was to, among other things, (i) cut healthcare cost-sharing reduction subsidies, (ii) allow more small businesses to join together to purchase insurance coverage, (iii) extend short-term coverage policies, and (iv) expand employers’ ability to provide workers cash to buy coverage elsewhere. The Executive Order required the government agencies to draft regulations for consideration related to Associated Health Plans, short-term limited duration insurance and health reimbursement arrangements. At this time, the contemplated legislation has not been proposed. The Trump Administration also ceased to provide the cost-share subsidies to the insurance companies that offered the silver plan benefits on the Health Information Exchange. The termination of the cost-share subsidies would impact the subsidy payments due in 2017 and will likely adversely impact the insurance companies, causing an increase in the premium payments for the individual beneficiaries in 2018. 19 State Attorney Generals filed suit to force the Trump Administration to reinstate the cost-share subsidy payments. On October 25, 2017, a California judge ruled in favor of the Trump Administration and found that the federal government was not required to immediately reinstate payment for the cost-share subsidy. The injunction sought by the Attorney Generals’ lawsuit was denied. Subsequently, Maine Community Health Options filed suit against The United States of America in the United States Court of Federal Claims, Case No. 17-2057C (December 28, 2017) seeking damages and payment for the cost-sharing reduction payment. This claim is currently pending. Therefore, our tenants will likely see an increase in individuals who are self-pay or have a lower health benefit plan due to the increase in the premium payments. Our tenants’ collections and revenues may be adversely impacted by the change in the payor mix of their patients and it may adversely impact the tenants’ ability to make rent payments.
There are multiple lawsuits in several judicial districts brought by qualified health plans to recover the prior risk corridor payments that were anticipated to be paid as part of the health insurance exchange program. The multiple lawsuits are moving through the judicial process. Further, there is a current lawsuit, United States House of Representatives vs. Price, which alleges that the Executive Branch of the United States of America exceeded its authority in implementing the risk corridor payments under the Healthcare Reform Act and therefore the payments should not be made. At this time, the case is pending. If the Trump Administration or the court system determines that risk corridor or risk share payments are not required to be paid to the qualified health plans offering insurance coverage on the health insurance exchange program, the insurance companies may cease participation, causing millions of beneficiaries to lose insurance coverage. Therefore, our tenants may have an increase of self-pay patients and collections may decline, adversely impacting the tenants’ ability to pay rent.
On January 11, 2018, the Centers for Medicare and Medicaid Services, or CMS, issued guidance to support state efforts to improve Medicaid enrollee health outcomes by incentivizing community engagement among able-bodied, working-age Medicaid beneficiaries. The policy excludes individuals eligible for Medicaid due to a disability, elderly beneficiaries, children and pregnant women. CMS received proposals from 10 states seeking requirements for able-bodied Medicaid beneficiaries to engage in employment and community engagement initiatives. Kentucky and Indiana are the first states to obtain a waiver for their programs and require Medicaid beneficiaries to work or get ready for employment. If the “work requirement” expands to the states’ Medicaid programs it may decrease the number of patients eligible for Medicaid. The patients that are no longer eligible for Medicaid may become self-pay patients, which may adversely impact our tenants’ ability to receive reimbursement. If our tenants’ patient payor mix becomes more self-pay patients, it may impact our tenants’ ability to collect revenues and pay rent.
Some tenants of our current and future medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities will be subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.
There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs. Our lease arrangements with certain current and future tenants may also be subject to these fraud and abuse laws. In order to support compliance with the fraud and abuse laws, our lease agreements may be required to satisfy individual state law requirements that vary from state to state, the Stark Law exception and the Anti-Kickback Statute safe harbor for lease arrangements, which impacts the terms and conditions that may be negotiated in the lease arrangements.
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
The Healthcare Reform Act is intended to reduce the number of individuals in the U.S. without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. Included within the legislation is a limitation on physician-owned hospitals from expanding, unless the facility satisfies very narrow federal exceptions to this limitation. Therefore, if our tenants are physicians that own and refer to a hospital, the hospital would be limited in its operations and expansion potential, which may limit the hospital’s services and resulting revenues and may impact the owner’s ability to make rental payments. The legislation will become effective through a phased approach, having begun in 2010 and concluding in 2018. On June 28, 2012, the United States Supreme Court upheld the individual mandate under the Healthcare Reform Act, although substantially limiting its expansion of Medicaid. At this time, the effects of healthcare reform and its impact on our properties are not yet known but could materially adversely affect our business, financial condition, results of operations and ability to pay distributions to our stockholders. On December 22, 2017, the Tax Cuts and Job Act was signed into law and repeals the individual mandate beginning in 2019.
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

There are also multiple lawsuits in several judicial districts brought by qualified health plans to recover the prior risk corridor payments that were anticipated to be paid as part of the health insurance exchange program. The multiple lawsuits are moving through the judicial process. Further, there is a current lawsuit, United States House of Representatives v. Price, which alleges that the Executive Branch of the United States of America exceeded its authority in implementing the risk corridor payments under the Healthcare Reform Act and therefore the payments should not be made. At this time, the case is pending. If the Trump Administration or the court system determines that risk corridor or risk share payments are not required to be paid to the qualified health plans offering insurance coverage on the health insurance exchange program, the insurance companies may cease participation, causing millions of beneficiaries to lose insurance coverage. Therefore, our tenants may have an increase of self-pay patients and collections may decline, adversely impacting the tenants’ ability to pay rent.
On January 11, 2018, CMS issued guidance to support state efforts to improve Medicaid enrollee health outcomes by incentivizing community engagement among able-bodied, working-age Medicaid beneficiaries. The policy excludes individuals eligible for Medicaid due to a disability, elderly beneficiaries, children and pregnant women. CMS received proposals from 10 states seeking requirements for able-bodied Medicaid beneficiaries to engage in employment and community engagement initiatives. Kentucky and Indiana are the first states to obtain a waiver for their programs and require Medicaid beneficiaries to work or get ready for employment. If the “work requirement” expands to the states’ Medicaid programs it may decrease the number of patients eligible for Medicaid. The patients that are no longer eligible for Medicaid may become self-pay patients, which may adversely impact our tenants’ ability to receive reimbursement. If our tenants’ patient payor mix becomes more self-pay patients, it may impact our tenants’ ability to collect revenues and pay rent.
We, our tenants and our operators for our senior housing and future skilled nursing facilities are subject to various government reviews, audits and investigations that could adversely affect our business, including an obligation to refund amounts previously paid to us, potential criminal charges, the imposition of fines, and/or the loss of the right to participate in Medicare and Medicaid programs.
As a result of our tenants’ participation in the Medicaid and Medicare programs, we, our tenants and our operators for our senior housing and future skilled nursing facilities are subject to various governmental reviews, audits and investigations to verify compliance with these programs and applicable laws and regulations. We, our tenants and our operators for our senior housing and future skilled nursing facilities are also subject to audits under various government programs, including Recovery Audit Contractors, Zone Program Integrity Contractors, Program Safeguard Contractors and Medicaid Integrity Contractors programs, in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare and Medicaid programs. Private pay sources also reserve the right to conduct audits. Billing and reimbursement errors and disagreements occur in the healthcare industry. We, our tenants and our operators for our senior housing and future skilled nursing facilities may be engaged in reviews, audits and appeals of claims for reimbursement due to the subjectivities inherent in the process related to patient diagnosis and care, record keeping, claims processing and other aspects of the patient service and reimbursement processes, and the errors and disagreements those subjectivities can produce. An adverse review, audit or investigation could result in:

•
an obligation to refund amounts previously paid to us, our tenants or our operators pursuant to the Medicare or Medicaid programs or from private payors, in amounts that could be material to our business;

•	state or federal agencies imposing fines, penalties and other sanctions on us, our tenants or our operators;

•	loss of our right, our tenants’ right or our operators’ right to participate in the Medicare or Medicaid programs or one or more private payor networks;

•	an increase in private litigation against us, our tenants or our operators; and

•	damage to our reputation in various markets.
While we, our tenants and our operators for our senior housing and future skilled nursing facilities have always been subject to post-payment audits and reviews, more intensive “probe reviews” appear to be a permanent procedure with our fiscal intermediaries. Generally, findings of overpayment from CMS contractors are eligible for appeal through the CMS defined continuum, but there may be rare instances that are not eligible for appeal. We, our tenants and our operators for our senior housing and future skilled nursing facilities utilize all defenses at our disposal to demonstrate that the services provided meet all clinical and regulatory requirements for reimbursement.
If the government or a court were to conclude that such errors, deficiencies or disagreements constituted criminal violations, or were to conclude that such errors, deficiencies or disagreements resulted in the submission of false claims to federal healthcare programs, or if the government were to discover other problems in addition to the ones identified by the probe reviews that rose to actionable levels, we and certain of our officers, and our tenants and operators for our senior housing and future skilled nursing facilities and certain of their officers, might face potential criminal charges and/or civil claims, administrative sanctions and penalties for amounts that could be material to our business, results of operations and financial condition. In addition, we and/or some of the key personnel of our operating subsidiaries, or those of our tenants and operators for our senior housing and future skilled nursing facilities, could be temporarily or permanently excluded from future participation in state and federal healthcare reimbursement programs such as Medicaid and Medicare. In any event, it is likely that a governmental investigation alone, regardless of its outcome, would divert material time, resources and attention from our management team and our staff, or those of our tenants and our operators for our senior housing and future skilled nursing facilities and could have a materially detrimental impact on our results of operations during and after any such investigation or proceedings.
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
Some of our current and future financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the particular property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. The refinancing or sale could affect the rate of return to our stockholders and the projected time of disposition of our assets. In an environment of increasing mortgage rates, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt if mortgage rates are higher at a time a balloon payment is due. In addition, payments of principal and interest made to service our debts, including balloon payments, may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on our stockholders’ investment.
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
Risks Related to Joint Ventures
The terms of joint venture agreements or other joint ownership arrangements which we have and may continue to enter into could impair our operating flexibility or result in litigation or liability, which could materially adversely affect our results of operations.
In connection with the purchase of real estate, we have and may continue to enter into joint ventures with third parties, including affiliates of our advisor. We may also purchase or develop properties in co-ownership arrangements with the sellers of the properties, developers or other persons. These structures involve participation in the investment by other parties whose interests and rights may not be the same as ours. Our joint venture partners may have rights to take some actions over which we have no control and may take actions contrary to our interests. Joint ownership of an investment in real estate may involve risks not associated with direct ownership of real estate, including the following:

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
We have and may continue to enter into joint venture agreements, the economic terms of which may provide for the distribution of income to us otherwise than in direct proportion to our ownership interest in the joint venture. For example, while we and a co-venturer may invest an equal amount of capital in an investment, the investment may be structured such that we have a right to priority distributions of cash flows up to a certain target return while the co-venturer may receive a disproportionately greater share of cash flows than we are to receive once such target return has been achieved. This type of investment structure may result in the co-venturer receiving more of the cash flows, including appreciation, of an investment than we would receive. If we do not accurately judge the appreciation prospects of a particular investment or structure the venture appropriately, we may incur losses on joint venture investments or have limited participation in the profits of a joint venture investment, either of which could reduce our ability to pay cash distributions to our stockholders.

Federal Income Tax Risks
Failure to maintain our qualification as a REIT for federal income tax purposes would subject us to federal income tax on our taxable income at regular corporate rates, which would substantially reduce our ability to pay distributions to our stockholders.
We qualified and elected to be taxed as a REIT under the Code beginning with our taxable year ended December 31, 2016. To continue to maintain our qualification as a REIT, we must meet various requirements set forth in the Code concerning, among other things, the ownership of our outstanding common stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in operating so as to maintain our qualification as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our board of directors to determine that it is not in our best interest to maintain our qualification as a REIT, and to revoke our REIT election, which it may do without stockholder approval.
If we fail to maintain our qualification as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to our stockholders because of the additional tax liability. In addition, distributions would no longer qualify for the distributions paid deduction, and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
As a result of all these factors, our failure to maintain our qualification as a REIT could impair our ability to expand our business and raise capital, and would substantially reduce our ability to pay distributions to our stockholders.
To maintain our qualification as a REIT and to avoid the payment of federal income and excise taxes, we may be forced to borrow funds, use proceeds from the issuance of securities (including our offering), or sell assets to pay distributions, which may result in our distributing amounts that may otherwise be used for our operations.
To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90.0% of our annual taxable income, determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and to a 4.0% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (i) 85.0% of our ordinary income, (ii) 95.0% of our capital gain net income and (iii) 100% of our undistributed income from prior years.
These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities (including our offering) or sell assets in order to distribute enough of our taxable income to maintain our qualification as a REIT and to avoid the payment of federal income and excise taxes.
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
If we acquire a property that we anticipate will not fall within the safe harbor from the 100% penalty tax upon disposition, then we may acquire such property through a TRS in order to avoid the possibility that the sale of such property will be a prohibited transaction and subject to the 100% penalty tax. If we already own such a property directly or indirectly through an entity other than a TRS, we may contribute the property to a TRS if there is another, non-tax-related business purpose for the contribution of such property to the TRS. Following the transfer of the property to a TRS, the TRS will operate the property and may sell such property and distribute the net proceeds from such sale to us, and we may distribute the net proceeds distributed to us by the TRS to our stockholders. Though a sale of the property by a TRS likely would eliminate the danger of the application of the 100% penalty tax, the TRS itself would be subject to a tax at the federal level, and potentially at the state and local levels, on the gain realized by it from the sale of the property as well as on the income earned while the property is operated by the TRS. This tax obligation would diminish the amount of the proceeds from the sale of such property that would be distributable to our stockholders. As a result, the amount available for distribution to our stockholders would be substantially less than if the REIT had operated and sold such property directly and such transaction was not characterized as a prohibited transaction. The maximum federal corporate income tax rate is currently 21.0%. Federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our stockholders from the sale of property through a TRS after the effective date of any increase in such tax rates.
If we own too many properties through one or more of our TRSs, then we may lose our status as a REIT. If we fail to maintain our qualification as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. As a REIT, the value of the securities we hold in all of our TRSs may not exceed 20.0% of the value of all of our assets at the end of any calendar quarter. If the IRS were to determine that the value of our interests in all of our TRSs exceeded 20.0% of the value of total assets at the end of any calendar quarter, then we would fail to maintain our qualification as a REIT. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in our TRSs exceeds 20.0% of the value of our total assets at the end of any calendar quarter, and therefore, cause us to fail to maintain our qualification as a REIT. Additionally, as a REIT, no more than 25.0% of our gross income with respect to any year may be from sources other than real estate. Distributions paid to us from a TRS are considered to be non-real estate income. Therefore, we may fail to maintain our qualification as a REIT if distributions from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25.0% of our gross income with respect to such year. We will use all reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our qualification as a REIT. Our failure to maintain our qualification as a REIT would adversely affect our stockholders’ return on their investment.
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
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability or reduce our operating flexibility, including the recently passed Tax Cuts and Jobs Act.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of federal and state income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect our taxation and our ability to continue to qualify as a REIT or the taxation of a stockholder. Any such changes could have an adverse effect on an investment in shares of our common stock or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their tax advisor with respect to the impact of recent legislation on their investment in our stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interests of our stockholders.
In addition, on December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and businesses, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and individual tax rates, the Tax Cuts and Jobs Act eliminates or restricts various deductions. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The Tax Cuts and Jobs Act makes numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly but may otherwise affect us or our stockholders.
While the changes in the Tax Cuts and Jobs Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on us or our stockholders. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be revisited in subsequent tax legislation. At this point, it is not clear if or when Congress will address these issues or when the IRS will issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.
We urge our stockholders to consult with their own tax advisor with respect to the status of the Tax Cuts and Jobs Act and other legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.
If we fail to invest a sufficient amount of the net proceeds from selling our common stock in real estate assets within one year from the receipt of the proceeds, we could fail to maintain our qualification as a REIT.
Temporary investment of the net proceeds from sales of our common stock in short-term securities and income from such investment generally will allow us to satisfy various REIT income and asset requirements, but only during the one-year period beginning on the date we receive the net proceeds. If we are unable to invest a sufficient amount of the net proceeds from sales of our common stock in qualifying real estate assets within such one-year period, we could fail to satisfy one or more of the gross income or asset tests and/or we could be limited to investing all or a portion of any remaining funds in cash or cash equivalents. If we fail to satisfy any such income or asset test, unless we are entitled to relief under certain provisions of the Code, we could fail to maintain our qualification as a REIT.
In certain circumstances, we may be subject to federal and state income taxes even if we maintain our qualification as a REIT, which would reduce our cash available for distribution to our stockholders.
Even if we maintain our qualification as a REIT, we may be subject to federal income taxes or state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain capital gains we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, our stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. Any federal or state taxes we pay will reduce our cash available for distribution to our stockholders.
Dividends payable by REITs generally do not qualify for reduced tax rates under current law.
The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates generally is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates and therefore may be subject to a higher tax rate when paid to such stockholders. The more favorable rates applicable to regular corporate dividends under current law could cause investors who are individuals, trusts and estates or are otherwise sensitive to these lower rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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
To maintain our qualification as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to pay distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution, or we may be required to liquidate otherwise attractive investments in order to comply with the REIT tests. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
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
If our stockholders fail to meet the fiduciary and other standards under Employee Retirement Income Security Act of 1974, as amended, or ERISA, or the Code as a result of an investment in shares of our common stock, our stockholders could be subject to civil and criminal if the failure is willful, penalties.
There are special considerations that apply to Benefit Plans or IRAs investing in shares of our common stock. If our stockholders are investing the assets of a Benefit Plan or IRA in us, our stockholders should consider:

•	whether their investment is consistent with the applicable provisions of ERISA and the Code, or any other applicable governing authority in the case of a government plan;

•	whether their investment is made in accordance with the documents and instruments governing their Benefit Plan or IRA, including any investment policy;

•	whether their investment satisfies the prudence, diversification and other requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	whether their investment will impair the liquidity needs to satisfy minimum and other distribution requirements of the Benefit Plan or IRA and the withholding requirements that may be applicable;

•	whether their investment will constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code;

•	whether their investment will produce or result in UBTI, as defined in Sections 511 through 514 of the Code, to the Benefit Plan or IRA; and

•	their need to value the assets of the Benefit Plan or IRA annually in accordance with ERISA and the Code.
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
As a general rule, certain employee benefit plans, including foreign pension plans, governmental plans established or maintained in the United States (as defined in Section 3(32) of ERISA), and certain church plans (as defined in Section 3(33) of ERISA), are not subject to ERISA’s requirements and are not “benefit plan investors” within the meaning of the plan asset regulations of the United States Department of Labor. Any such plan that is qualified and exempt from taxation under Sections 401(a) and 501(a) of the Code may nonetheless be subject to the prohibited transaction rules set forth in Section 503 of the Code and, under certain circumstances in the case of church plans, Section 4975 of the Code. Also, some foreign plans and governmental plans may be subject to foreign, state, or local laws which are, to a material extent, similar to the provisions of ERISA or Section 4975 of the Code. Each fiduciary of a plan subject to any such similar law should make its own determination as to the need for and the availability of any exemption relief.
The U.S. Department of Labor has issued a final regulation revising the definition of “fiduciary” and the scope of “investment advice” under ERISA, which may have a negative impact on our ability to raise capital.
On April 8, 2016, the U.S. Department of Labor, or DOL, issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Code. The final regulation broadens the definition of fiduciary by expanding the range of activities that would be considered to be fiduciary investment advice under ERISA and is accompanied by new and revised prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Code (including IRAs). Under the final regulation, a person is deemed to be providing investment advice if that person renders advice as to the advisability of investing in our shares, and that person regularly provides investment advice to the plan pursuant to a mutual agreement or understanding that such advice will serve as the primary basis for investment decisions, and that the advice will be individualized for the plan based on its particular needs. The final regulation and the related exemptions were expected to become applicable for investment transactions on and after April 10, 2017, but generally should not apply to purchases of our shares before the final regulation becomes applicable. However, on February 3, 2017, the President asked for additional review of this regulation; the results of such review are unknown. In response, on March 2, 2017, the DOL published a notice seeking public comments on, among other things, a proposal to adopt a 60-day delay of the April 10 applicability date of the final regulation. On April 7, 2017, the DOL published a final rule extending for 60 days the applicability date of the final regulation, to June 9, 2017. However, certain requirements and exemptions under the regulation are implemented through a phased-in approach, and on November 27, 2017, the DOL further delayed the implementation of certain requirements and exemptions. Therefore, certain requirements and exemptions will not take effect until July 1, 2019.
The final regulation and the accompanying exemptions are complex, and plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding this development. The final regulation could have negative implications on our ability to raise capital from potential investors, including those investing through IRAs.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
As of December 31, 2017, our principal executive offices are located at 18191 Von Karman Avenue, Suite 300, Irvine, California 92612. We do not have an address separate from our advisor or our co-sponsors. Since we pay our advisor fees for their services, we do not pay rent for the use of their space.

Real Estate Investments
As of December 31, 2017, we had completed 18 property acquisitions: 14 acquisitions of medical office buildings, three acquisitions of senior housing facilities and one acquisition of senior housing — RIDEA facilities. These acquisitions consisted of 40 buildings, or approximately 2,317,000 square feet of GLA, for an aggregate contract purchase price of $466,140,000.
The following table presents certain additional information about our properties as of December 31, 2017:

Acquisition(1)	Location	Reportable Segment	GLA (Sq Ft)	% of GLA	Date Acquired	Contract Purchase Price	Annualized Base Rent/ NOI(2)	% of Annualized Base Rent	Leased Percentage(3)	Average Annual Rent Per Leased Sq Ft(4)
Auburn MOB	Auburn, CA	Medical Office	19,000	0.8%	06/28/16	$5,450,000	$443,000	1.2%	100%	$23.95
Pottsville MOB	Pottsville, PA	Medical Office	36,000	1.6	09/16/16	9,150,000	757,000	2.1	100%	$21.06
Charlottesville MOB	Charlottesville, VA	Medical Office	74,000	3.2	09/22/16	20,120,000	1,900,000	5.4	100%	$25.68
Rochester Hills MOB	Rochester Hills, MI	Medical Office	30,000	1.3	09/29/16	8,300,000	666,000	1.9	92.8%	$23.58
Cullman MOB III	Cullman, AL	Medical Office	52,000	2.2	09/30/16	16,650,000	1,475,000	4.2	100%	$28.29
Iron MOB Portfolio	Cullman and Sylacauga, AL	Medical Office	208,000	9.0	10/13/16	31,000,000	2,705,000	7.6	85.3%	$15.25
Mint Hill MOB	Mint Hill, NC	Medical Office	58,000	2.5	11/14/16	21,000,000	1,495,000	4.2	100%	$25.96
Lafayette Assisted Living Portfolio	Lafayette, LA	Senior Housing	80,000	3.5	12/01/16	16,750,000	1,136,000	3.2	100%	$14.16
Evendale MOB	Evendale, OH	Medical Office	66,000	2.8	12/13/16	10,400,000	842,000	2.4	76.9%	$16.68
Battle Creek MOB	Battle Creek, MI	Medical Office	46,000	2.0	03/10/17	7,300,000	535,000	1.5	84.4%	$13.74
Reno MOB	Reno, NV	Medical Office	191,000	8.2	03/13/17	66,250,000	4,679,000	13.2	96.1%	$25.52
Athens MOB Portfolio	Athens, GA	Medical Office	61,000	2.6	05/18/17	16,800,000	1,196,000	3.4	98.5%	$19.85
SW Illinois Senior Housing Portfolio	Columbia, Millstadt, Red Bud and Waterloo, IL	Senior Housing	190,000	8.2	05/22/17	31,800,000	2,178,000	6.1	100%	$11.44
Lawrenceville MOB	Lawrenceville, GA	Medical Office	31,000	1.3	06/12/17	11,275,000	772,000	2.2	100%	$25.30
Northern California Senior Housing Portfolio	Belmont, Fairfield, Menlo Park and Sacramento, CA	Senior Housing	134,000	5.8	06/28/17	45,800,000	2,977,000	8.4	100%	$22.14
Roseburg MOB	Roseburg, OR	Medical Office	62,000	2.7	06/29/17	23,200,000	1,523,000	4.3	100%	$24.47
Fairfield County MOB Portfolio	Stratford and Trumbull, CT	Medical Office	80,000	3.5	09/29/17	15,395,000	1,905,000	5.4	94.6%	$25.24
Central Florida Senior Housing Portfolio(5)	Bradenton, Brooksville, Lake Placid, Lakeland, Pinellas Park, Sanford, Spring Hill and Winter Haven, FL	Senior Housing — RIDEA	899,000	38.8	11/01/17	109,500,000	8,261,000	23.3	76.0%	$9,206.45
Total/weighted average(6)			2,317,000	100%		$466,140,000	$35,445,000	100%	95.2%	$20.14
_______

(1)	We own 100% of our properties acquired as of December 31, 2017, with the exception of Central Florida Senior Housing Portfolio.

(2)
With the exception of our senior housing — RIDEA facilities, annualized base rent is based on contractual base rent from leases in effect as of December 31, 2017. Annualized base rent for our senior housing — RIDEA facilities is based on annualized NOI, a non-GAAP financial measure. See Part II, Item 6, Selected Financial Data, for a further discussion.

(3)
Leased percentage includes all leased space of the respective acquisition including master leases, except for our senior housing — RIDEA facilities where leased percentage represents resident occupancy on the available units of the RIDEA facilities.

(4)
Average annual rent per leased square foot is based on leases in effect as of December 31, 2017, except for our senior housing — RIDEA facilities where average annual rent per unit is based on NOI divided by the average occupied units of the senior housing — RIDEA facilities.

(5)
On November 1, 2017, we completed the acquisition of Central Florida Senior Housing Portfolio pursuant to a joint venture with MStar Peninsula Holdings, LLC, an affiliate of Meridian Senior Living, LLC, an unaffiliated third party. Our ownership of the joint venture is approximately 98%.

(6)	Weighted average annual rent per leased square foot excludes our senior housing — RIDEA facilities.
We own fee simple interests in all of our buildings except for seven buildings for which we own fee simple interests in the building and improvements of such properties subject to the respective ground leases.
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

•
depreciation is provided on a straight-line basis over the estimated useful lives of the buildings, up to 39 years, and over the shorter of the lease term or useful lives of the tenant improvements, up to 15 years. Furniture, fixtures and equipment is depreciated over the estimated useful life, up to 7 years.

For additional information regarding our real estate investments, see Schedule III, Real Estate and Accumulated Depreciation, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Lease Expirations
The following table presents the sensitivity of our annual base rent due to lease expirations for the next 10 years and thereafter at our properties other than our senior housing — RIDEA facilities, by number, total square feet, percentage of leased area, annual base rent and percentage of total annual base rent of expiring leases as of December 31, 2017:

Year	Number of Expiring Leases	Total Square Feet of Expiring Leases	% of Leased Area Represented by Expiring Leases	Annual Base Rent of Expiring Leases	% of Total Annual Base Rent Represented by Expiring Leases(1)
2018	13	56,000	4.0%	$1,165,000	3.7%
2019	5	14,000	1.1	269,000	0.8
2020	14	113,000	8.4	2,375,000	7.4
2021	6	31,000	2.4	726,000	2.3
2022	7	172,000	12.9	4,615,000	14.5
2023	7	133,000	9.9	3,644,000	11.4
2024	5	36,000	2.7	880,000	2.8
2025	12	191,000	14.3	4,691,000	14.7
2026	6	28,000	2.1	734,000	2.3
2027	3	63,000	4.7	1,641,000	5.1
Thereafter	14	501,000	37.5	11,165,000	35.0
Total	92	1,338,000	100%	$31,905,000	100%
 _______

(1)	The annual base rent percentage is based on the total annual contractual base rent expiring in the applicable year, based on leases in effect as of December 31, 2017.

Geographic Diversification/Concentration Table
The following table lists the states in which our properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2017:

State	Number of Buildings	GLA (Sq Ft)	% of GLA	Annualized Base Rent/NOI(1)	% of Annualized Base Rent/NOI
Alabama	4	260,000	11.2%	$4,180,000	11.8%
California	6	153,000	6.6	3,420,000	9.6
Connecticut	2	80,000	3.4	1,905,000	5.4
Florida	10	899,000	38.8	8,261,000	23.3
Georgia	3	92,000	4.0	1,968,000	5.6
Illinois	5	190,000	8.2	2,178,000	6.1
Louisiana	2	80,000	3.5	1,136,000	3.2
Michigan	2	77,000	3.3	1,201,000	3.4
North Carolina	1	57,000	2.5	1,495,000	4.2
Nevada	1	191,000	8.2	4,679,000	13.2
Ohio	1	66,000	2.8	842,000	2.4
Oregon	1	62,000	2.7	1,523,000	4.3
Pennsylvania	1	36,000	1.6	757,000	2.1
Virginia	1	74,000	3.2	1,900,000	5.4
Total	40	2,317,000	100%	$35,445,000	100%
 _______

(1)	Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2017, with the exception of our senior housing — RIDEA facilities, which is based on annualized NOI.
Indebtedness
For a discussion of our indebtedness, see Note 6, Mortgage Loans Payable, Net, and Note 7, Line of Credit and Term Loan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Item 3. Legal Proceedings.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
There is no established public trading market for shares of our common stock.
To assist the members of FINRA and their associated persons, pursuant to FINRA Conduct Rule 5110, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, we prepare annual statements of the estimated share value to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in shares of our common stock. For these purposes, our estimated value of the shares is $10.00 per Class T share and $9.21 per Class I share as of December 31, 2017. The basis for this valuation is the fact that the initial public offering price for shares of our common stock in our primary offering pursuant to our Registration Statement on Form S-11 (File No. 333-205960), which was declared effective under the Securities Act of 1933, as amended, or the Securities Act, on February 16, 2016, is $10.00 per Class T share and $9.21 per Class I share (ignoring purchase price discounts for certain categories of purchasers) as of December 31, 2017. However, there is no established public trading market for the shares of our common stock at this time, and there can be no assurance that stockholders could receive $10.00 per Class T share and $9.21 per Class I share if such a market did exist and they sold their shares of our common stock or that they will be able to receive such amount for their shares of our common stock in the future.
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
Stockholders
As of March 2, 2018, we had approximately 9,005 stockholders of record.
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

On June 28, 2016, our board of directors authorized a daily distribution to our Class T stockholders of record as of the close of business on each day of the period commencing on July 1, 2016 and ending on September 30, 2016 and to our Class I stockholders of record as of the close of business on each day of the period commencing on the date that the first Class I share was sold and ending on September 30, 2016. Subsequently, our board of directors authorized on a quarterly basis a daily distribution to our Class T and Class I stockholders of record as of the close of business on each day of the quarterly periods commencing on October 1, 2016 and ending on March 31, 2018. The daily distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our Class T and Class I common stock, which is equal to an annualized distribution of $0.60 per share. These distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears, only from legally available funds.
The amount of distributions paid to our stockholders is determined quarterly by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to qualify and maintain our qualification as a REIT under the Code. We have not established any limit on the amount of net offering proceeds that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences.
The distributions paid for the years ended December 31, 2017 and 2016, along with the amount of distributions reinvested pursuant to the DRIP and the sources of distributions as compared to cash flows from operations were as follows:

	Years Ended December 31,
	2017		2016
Distributions paid in cash	$6,398,000		$549,000
Distributions reinvested	8,689,000		796,000
	$15,087,000		$1,345,000
Sources of distributions:
Cash flows from operations	$12,404,000	82.2%	$—	—%
Offering proceeds	2,683,000	17.8	1,345,000	100
	$15,087,000	100%	$1,345,000	100%
Under GAAP, certain acquisition related expenses, such as expenses incurred in connection with property acquisitions accounted for as business combinations, are expensed, and therefore, subtracted from cash flows from operations. However, these expenses may be paid from offering proceeds or debt.
Any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and all or any portion of a distribution to our stockholders may be paid from net offering proceeds. The payment of distributions from our net offering proceeds could reduce the amount of capital we ultimately invest in assets and negatively impact the amount of income available for future distributions.
As of December 31, 2017, we had an amount payable of $8,117,000 to our advisor or its affiliates primarily for the 2.25% contingent advisor payment, or Contingent Advisor Payment, portion of the total acquisition fee payable to our advisor or its affiliates, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice. See Note 12, Related Party Transactions — Acquisition and Development Stage — Acquisition Fee, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
As of December 31, 2017, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than the $80,000 in asset management fees waived by our advisor, as discussed above. Other than the waiver of asset management fees by our advisor to provide us with additional funds to pay initial distributions to our stockholders through June 27, 2016, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer or continue to defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

The distributions paid for the years ended December 31, 2017 and 2016, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to FFO were as follows:

	Years Ended December 31,
	2017		2016
Distributions paid in cash	$6,398,000		$549,000
Distributions reinvested	8,689,000		796,000
	$15,087,000		$1,345,000
Sources of distributions:
FFO attributable to controlling interest	$14,134,000	93.7%	$—	—%
Offering proceeds	953,000	6.3	1,345,000	100
	$15,087,000	100%	$1,345,000	100%
The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, a non-GAAP financial measure, including a reconciliation of our GAAP net income (loss) to FFO, see Item 6, Selected Financial Data.
Securities Authorized for Issuance Under Equity Compensation Plans
We adopted our incentive plan, pursuant to which our board of directors or a committee of our independent directors may make grants of options, restricted shares of common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 4,000,000. For a further discussion of our incentive plan, see Note 11, Equity — 2015 Incentive Plan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K. The following table provides information regarding our incentive plan as of December 31, 2017:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders(1)	—	—	3,962,500
Equity compensation plans not approved by security holders	—	—	—
Total	—		3,962,500
________

(1)
On April 13, 2016 and June 13, 2017, we granted 5,000 and 2,500 shares, respectively, of our restricted Class T common stock, as defined in our incentive plan, to each of our independent directors in connection with their initial election to our board of directors, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant. In addition, on July 1, 2017, we granted 5,000 shares of our restricted Class T common stock, as defined in our incentive plan, to each of our independent directors in consideration for their past services rendered. These shares of restricted Class T common stock vest under the same period described above. The fair value of each share at the date of grant was estimated at $10.00 based on the price paid to acquire one share of our Class T common stock in our offering; and with respect to the initial 20.0% of shares of our restricted common stock that vested on the date of grant, expensed as compensation immediately, and with respect to the remaining shares of our restricted common stock, amortized over the period from the service inception date to the vesting date for each vesting tranche (i.e., on a tranche-by-tranche basis) using the accelerated attribution method. Shares of our restricted common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted common stock have full voting rights and rights to distributions. Such shares are not shown in the chart above as they are deemed outstanding shares of our common stock; however, such grants reduce the number of securities remaining available for future issuance.

Recent Sales of Unregistered Securities
None.
Use of Public Offering Proceeds
Our Registration Statement on Form S-11 (File No. 333-205960), registering a public offering of up to $3,150,000,000 in shares of our common stock, was declared effective under the Securities Act on February 16, 2016. Griffin Capital Securities, LLC is the dealer manager of our offering. Commencing on February 16, 2016, we initially offered to the public up to $3,150,000,000 in shares of our Class T common stock consisting of up to $3,000,000,000 in shares of our Class T common stock at a price of $10.00 per share in our primary offering and up to $150,000,000 in shares of our Class T common stock for $9.50 per share pursuant to the DRIP. Effective June 17, 2016, we reallocated certain of the unsold shares of Class T common stock being offered and began offering shares of Class I common stock, such that we are currently offering up to approximately $2,800,000,000 in shares of Class T common stock and $200,000,000 in shares of Class I common stock in our primary offering, and up to an aggregate of $150,000,000 in shares of our Class T and Class I common stock pursuant to the DRIP, aggregating up to $3,150,000,000. The shares of our Class T common stock in our primary offering are being offered at a price of $10.00 per share. The shares of our Class I common stock in our primary offering were being offered at a price of $9.30 per share prior to March 1, 2017 and are being offered at a price of $9.21 per share for all shares issued effective March 1, 2017. The shares of our Class T and Class I common stock issued pursuant to the DRIP were sold at a price of $9.50 per share prior to January 1, 2017 and are sold at a price of $9.40 per share for all shares issued pursuant to the DRIP effective January 1, 2017. After our board of directors determines an estimated NAV per share of our common stock, share prices are expected to be adjusted to reflect the estimated NAV per share and, in the case of shares offered pursuant to our primary offering, up-front selling commissions and dealer manager fees other than those funded by our advisor, and participants in the DRIP will receive Class T shares and Class I shares, as applicable, at the most recently published estimated NAV per share of our common stock. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and the DRIP, and among classes of stock.
As of December 31, 2017, we had received and accepted subscriptions in our offering for 38,993,834 shares of Class T common stock and 2,224,664 shares of Class I common stock, or approximately $389,596,000 and $20,555,000, respectively, excluding shares of our common stock issued pursuant to the DRIP. As of December 31, 2017, a total of $9,180,000 in Class T distributions and $305,000 in Class I distributions were reinvested pursuant to the DRIP and 975,628 shares of Class T common stock and 32,447 shares of Class I common stock were issued pursuant to the DRIP.
Our equity raise as of December 31, 2017 resulted in the following:

Amount
Gross offering proceeds — Class T and Class I common stock	$410,151,000
Gross offering proceeds from Class T and Class I shares issued pursuant to the DRIP	9,485,000
Total gross offering proceeds	419,636,000
Less public offering expenses:
Selling commissions	11,374,000
Dealer manager fees	12,013,000
Advisor funding of dealer manager fees	(8,063,000)
Other organizational and offering expenses	4,775,000
Advisor funding of other organizational and offering expenses	(4,775,000)
Net proceeds from our offering	$404,312,000
The cost of raising funds in our offering as a percentage of gross proceeds received in our primary offering was 3.7% as of December 31, 2017. As of December 31, 2017, we had used $366,948,000 in proceeds from our offering to purchase properties from unaffiliated third parties, $15,563,000 to pay acquisition fees and acquisition related expenses to affiliated parties, $6,247,000 to pay acquisition related expenses to unaffiliated third parties and $2,261,000 to pay deferred financing costs on our mortgage loans payable and our line of credit and term loan.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
Our share repurchase plan allows for repurchases of shares of our common stock by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board of directors. All share repurchases are subject to a one-year holding period, except for repurchases made in connection with a stockholder’s death or “qualifying disability,” as defined in our share repurchase plan. Funds for the repurchase of shares of our common stock will come exclusively from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to the DRIP.
The price per share at which we will repurchase shares of our common stock will range, depending on the length of time the stockholder held such shares, from 92.5% to 100% of the price paid per share to acquire such shares from us. However, if shares of our common stock are to be repurchased in connection with a stockholder’s death or qualifying disability, the repurchase price will be no less than 100% of the price paid to acquire the shares of our common stock from us.
During the three months ended December 31, 2017, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 to October 31, 2017	—	$—	—	(1)
November 1, 2017 to November 30, 2017	—	$—	—	(1)
December 1, 2017 to December 31, 2017	59,363	$9.38	59,363	(1)
Total	59,363	$9.38	59,363
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

Item 6. Selected Financial Data.
The following should be read with Part I, Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our accompanying consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results for any future period. We had no results of operations for the period from January 23, 2015 (Date of Inception) through December 31, 2015, and therefore, our results of operations for the years ended December 31, 2017 and 2016 are not comparable to the period from January 23, 2015 (Date of Inception) through December 31, 2015.
The following selected financial data is derived from our consolidated financial statements in Part IV, Item 15, Exhibits, Financial Statement Schedules that is a part of this Annual Report on Form 10-K.

	December 31,
Selected Financial Data	2017	2016	2015
BALANCE SHEET DATA:
Total assets	$480,153,000	$142,758,000	$202,000
Mortgage loans payable, net	$11,567,000	$3,965,000	$—
Line of credit and term loan	$84,100,000	$33,900,000	$—
Stockholders’ equity	$353,224,000	$92,255,000	$200,000

	Years Ended December 31,		Period from January 23, 2015 (Date of Inception) through
	2017	2016	December 31, 2015
STATEMENT OF OPERATIONS DATA:
Total revenues	$33,333,000	$3,156,000	$—
Net income (loss)	$508,000	$(5,474,000)	$—
Net income (loss) attributable to controlling interest	$541,000	$(5,474,000)	$—
Net income (loss) per Class T and Class I common share attributable to controlling interest — basic and diluted(1)	$0.02	$(1.75)	$—
STATEMENT OF CASH FLOWS DATA:
Net cash provided by (used in) operating activities	$12,404,000	$(3,621,000)	$—
Net cash used in investing activities	$(330,688,000)	$(133,322,000)	$—
Net cash provided by financing activities	$323,150,000	$138,978,000	$202,000
OTHER DATA:
Distributions declared	$16,672,000	$1,877,000	$—
Distributions declared per Class T and Class I common share	$0.60	$0.40	$—
Funds from operations attributable to controlling interest(2)	$14,134,000	$(4,222,000)	$—
Modified funds from operations attributable to controlling interest(2)	$12,941,000	$287,000	$—
Net operating income(3)	$21,838,000	$2,258,000	$—
_________

(1)
Net income (loss) per Class T and Class I common share is based upon the weighted average number of shares of our common stock outstanding. Distributions by us of our current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholders’ basis in the shares of our common stock to the extent thereof (a return of capital for tax purposes) and, thereafter, as taxable gain. These distributions in excess of earnings and profits will have the effect of deferring taxation of the distributions until the sale of the stockholders’ common stock.

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
However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.
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
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines modified funds from operations as funds from operations further adjusted for the following items included in the determination of GAAP net income (loss): acquisition fees and expenses; amounts relating to deferred rent and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income (loss); gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan; unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting; and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect modified funds from operations on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income (loss) in calculating cash flows from operations and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. We are responsible for managing interest rate, hedge and foreign exchange risk, and we do not rely on another party to manage such risk. In as much as interest rate hedges will not be a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are based on market fluctuations and may not be directly related or attributable to our operations.
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above- and below-market leases, change in deferred rent and the adjustments of such items related to redeemable noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the years ended December 31, 2017 and 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offering to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent redeployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses are not reimbursed by our advisor or its affiliates and third parties, and therefore if there is no further cash on hand from the proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows. Certain acquisition related expenses under GAAP, such as expenses incurred in connection with property acquisitions accounted for as business combinations, are considered operating expenses and as expenses included in the determination of net income (loss), which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, we may pay acquisition fees or reimburse acquisition expenses due to our advisor and its affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties or ancillary cash flows. As a result, the amount of proceeds from borrowings available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offering.
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

The following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure, to FFO and MFFO for the years ended December 31, 2017 and 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015:

	Years Ended December 31,		Period from January 23, 2015 (Date of Inception) through
	2017	2016	December 31, 2015
Net income (loss)	$508,000	$(5,474,000)	$—
Add:
Depreciation and amortization — consolidated properties	13,639,000	1,252,000	—
Net loss attributable to redeemable noncontrolling interests	33,000	—	—
Less:
Depreciation and amortization related to redeemable noncontrolling interests	(46,000)	—	—
FFO attributable to controlling interest	$14,134,000	$(4,222,000)	$—

Acquisition related expenses(a)	$655,000	$4,745,000	$—
Amortization of above- and below-market leases(b)	(143,000)	(29,000)	—
Change in deferred rent(c)	(1,705,000)	(207,000)	—
Adjustments for redeemable noncontrolling interests(d)	—	—	—
MFFO attributable to controlling interest	$12,941,000	$287,000	$—
Weighted average Class T and Class I common shares outstanding — basic and diluted	27,754,701	3,131,466	20,833
Net income (loss) per Class T and Class I common share — basic and diluted	$0.02	$(1.75)	$—
FFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$0.51	$(1.35)	$—
MFFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$0.47	$0.09	$—
_________

(a)
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

(b)
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

(c)
Under GAAP, rental revenue or rental expense is recognized on a straight-line basis over the terms of the related lease (including rent holidays). This may result in income or expense recognition that is significantly different than the underlying contract terms. By adjusting for the change in deferred rent, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns results with our analysis of operating performance.

(d)	Includes all adjustments to eliminate the redeemable noncontrolling interests’ share of the adjustments described in notes (a) – (c) above to convert our FFO to MFFO.

(3)	Net Operating Income:
NOI is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, acquisition related expenses, depreciation and amortization, interest expense and interest income. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offering to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent redeployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses are not reimbursed by our advisor or its affiliates and third parties, and therefore, if there is no further cash on hand from the proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows. As a result, the amount of proceeds available for investment, operations and non-operating expenses would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offering. Certain acquisition related expenses under GAAP, such as expenses incurred in connection with property acquisitions accounted for as business combinations, are considered operating expenses and as expenses included in the determination of net income (loss), which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.
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

To facilitate understanding of this financial measure, the following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure, to net operating income for the years ended December 31, 2017 and 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015:

	Years Ended December 31,		Period from January 23, 2015 (Date of Inception) through
	2017	2016	December 31, 2015
Net income (loss)	$508,000	$(5,474,000)	$—
General and administrative	4,338,000	1,221,000	—
Acquisition related expenses	655,000	4,745,000	—
Depreciation and amortization	13,639,000	1,252,000	—
Interest expense	2,699,000	514,000	—
Interest income	(1,000)	—	—
Net operating income	$21,838,000	$2,258,000	$—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT IV, Inc. and its subsidiaries, including Griffin-American Healthcare REIT IV Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2017 and 2016, together with our results of operations and cash flows for the years ended December 31, 2017 and 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015.
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
Overview and Background
Griffin-American Healthcare REIT IV, Inc., a Maryland corporation, was incorporated on January 23, 2015 and therefore we consider that our date of inception. We were initially capitalized on February 6, 2015. We invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure
(the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). We may also originate and acquire secured loans and real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income. We qualified to be taxed as a REIT under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2016, and we intend to continue to qualify to be taxed as a REIT.
On February 16, 2016, we commenced our initial public offering, or our offering, in which we were initially offering to the public up to $3,150,000,000 in shares of our Class T common stock, consisting of up to $3,000,000,000 in shares of our Class T common stock at a price of $10.00 per share in our primary offering and up to $150,000,000 in shares of our Class T common stock for $9.50 per share pursuant to our distribution reinvestment plan, as amended, or the DRIP. Effective June 17, 2016, we reallocated certain of the unsold shares of Class T common stock being offered and began offering shares of Class I common stock, such that we are currently offering up to approximately $2,800,000,000 in shares of Class T common stock and $200,000,000 in shares of Class I common stock in our primary offering, and up to an aggregate of $150,000,000 in shares of our Class T and Class I common stock pursuant to the DRIP, aggregating up to $3,150,000,000. The shares of our Class T common stock in our primary offering are being offered at a price of $10.00 per share. The shares of our Class I common stock in our primary offering were being offered at a price of $9.30 per share prior to March 1, 2017, and are being offered at a price of $9.21 per share for all shares issued effective March 1, 2017. The shares of our Class T and Class I common stock issued pursuant to the DRIP were sold at a price of $9.50 per share prior to January 1, 2017, and are sold at a price of $9.40 per share for all shares issued pursuant to the DRIP effective January 1, 2017. After our board of directors determines an estimated net asset value, or NAV, per share of our common stock, share prices are expected to be adjusted to reflect the estimated NAV per share and, in the case of shares offered pursuant to our primary offering, up-front selling commissions and dealer manager fees other than those funded by Griffin-American Healthcare REIT IV Advisor, LLC, or Griffin-American Healthcare REIT IV Advisor, or our advisor. We will sell shares of our Class T and Class I common stock in our offering until February 16, 2019, unless extended by our board of directors as permitted under applicable law, or extended with respect to shares of our common stock offered pursuant to the DRIP. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and the DRIP, and among classes of stock. As of December 31, 2017, we had received and accepted subscriptions in our offering for 41,218,498 aggregate shares of our Class T and Class I common stock, or approximately $410,151,000, excluding shares of our common stock issued pursuant to the DRIP.
We conduct substantially all of our operations through Griffin-American Healthcare REIT IV Holdings, LP, or our operating partnership. We are externally advised by our advisor pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 16, 2016 and had a one-year term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 14, 2018 and expires on February 16, 2019. Our advisor uses its best efforts, subject to the oversight and review of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors and 25.0% owned by a wholly owned subsidiary of Griffin Capital, or collectively, our co-sponsors. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony NorthStar, Inc. (NYSE: CLNS), or Colony NorthStar (formerly known as NorthStar Asset Management Group Inc. prior to its merger with Colony Capital, Inc. and NorthStar Realty Finance Corp. on January 10, 2017), and 7.8% owned by James F. Flaherty III, a former partner of Colony NorthStar. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or our dealer manager, Colony NorthStar or Mr. Flaherty; however, we are affiliated with Griffin-American Healthcare REIT IV Advisor, American Healthcare Investors and AHI Group Holdings.
We currently operate through three reportable business segments — medical office buildings, senior housing and senior housing — RIDEA. As of December 31, 2017, we had completed 18 property acquisitions whereby we owned 38 properties, comprising 40 buildings, or approximately 2,317,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $466,140,000.
Critical Accounting Policies
We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition, tenant receivables and allowance for uncollectible accounts, accounting for property acquisitions, capitalization of expenditures and depreciation of assets, impairment of long-lived and intangible assets, properties held for sale and qualification as a REIT. These estimates are made and evaluated on an on-going basis using information that is available as well as various other assumptions believed to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We believe that the critical accounting policies described below, among others, affect our more significant estimates and judgments used in the preparation of our financial statements.
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
Revenue Recognition, Tenant and Resident Receivables and Allowance for Uncollectible Accounts
Through December 31, 2017, we recognized revenue in accordance with Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition, or ASC Topic 605. ASC Topic 605 requires that all four of the following basic criteria be met before revenue is realized or realizable and earned: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured. Tenant receivables were placed on nonaccrual status when management determined that collectability was not reasonably assured, and thus such revenue was recognized using the cash basis method.
Revenue derived from providing long-term healthcare services to residents, including resident room and care charges, community fees and other resident charges, was recognized on the date services were provided at amounts billable to individual residents. For residents under reimbursement arrangements with third-party payers, including Medicaid, Medicare and private insurers, revenue was recognized based on a contractually agreed-upon amount or rate on a per patient, daily basis or as services are performed. Additionally, in accordance with ASC Topic 840, Leases, minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between real estate revenue recognized and cash amounts contractually due from tenants under the lease agreements are recorded to deferred rent receivable or deferred rent liability, as applicable. Tenant reimbursement revenue, which comprises additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, was recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements were recognized and presented in accordance with ASC Subtopic 605-45, Revenue Recognition — Principal Agent Consideration, or ASC Subtopic 605-45. ASC Subtopic 605-45 requires that these reimbursements be recorded on a gross basis as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk. We recognized lease termination fees at such time when there was a signed termination letter agreement, all of the conditions of such agreement have been met and the tenant is no longer occupying the property.
Tenant and resident receivables and unbilled deferred rent receivables were carried net of an allowance for uncollectible amounts. An allowance was maintained for estimated losses resulting from the inability of certain tenants, residents and payors to meet the contractual obligations under their lease or service agreements. We also maintained an allowance for deferred rent receivables arising from the straight line recognition of rents. Such allowances were charged to bad debt expense, which was included in general and administrative in our accompanying consolidated statements of operations. Our determination of the adequacy of these allowances was based primarily upon evaluations of historical loss experience, the tenant’s or resident’s financial condition, security deposits, letters of credit, lease guarantees, cash collection patterns by payor and by state, current economic conditions and other relevant factors.
On January 1, 2018, we adopted Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, as codified in ASC Topic 606. ASU 2014-09 provides additional guidance to clarify the principles for recognizing revenue. The standard and subsequent amendments are intended to develop a common revenue standard to remove inconsistencies and weaknesses, improve comparability, provide more useful information to users through improved disclosure requirements, and simplify the preparation of financial statements. For a further discussion of ASU 2014-09, see Note 2, Summary of Significant Accounting Policies — Recently Issued or Adopted Accounting Pronouncements, to the Consolidated Financial Statements that are part of this Annual Report on Form 10-K.
Property Acquisitions
In accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, and ASU 2017-01, Clarifying the Definition of a Business, or ASU 2017-01, we determine whether a transaction is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the assets acquired and liabilities assumed are not a business, we account for the transaction as an asset acquisition. Under both methods, we recognize the identifiable assets acquired and liabilities assumed; however, for a transaction accounted for as an asset acquisition, we allocate the purchase price to the identifiable assets acquired and liabilities assumed based on their relative fair values. We immediately expense acquisition related expenses associated with a business combination and capitalize acquisition related expenses directly associated with an asset acquisition. As a result of our early adoption of ASU 2017-01 on January 1, 2017, we accounted for the nine property acquisitions we completed for the year ended December 31, 2017 as asset acquisitions rather than business combinations. See Note 3, Real Estate Investments, Net, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion. For year ended December 31, 2016, we completed nine property acquisitions, which we accounted for as business combinations. See Note 16, Business Combinations, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
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
The determination of the fair value of land is based upon comparable sales data. In cases where a leasehold interest in the land is acquired, the value of the leasehold interest is determined by discounting the difference between the contract ground lease payments and a market ground lease payment back to a present value as of the acquisition date. The market ground lease payment is estimated as a percentage of the land value. The fair value of buildings is based upon our determination of the value as if it were to be replaced and vacant using cost data and discounted cash flow models similar to those used by independent appraisers. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. We also recognize the fair value of furniture, fixtures and equipment on the premises, as well as the above- or below-market rent, the value of in-place leases, master leases, above- or below-market debt and derivative financial instruments assumed.
The value of the above- or below-market component of the acquired in-place leases is determined based upon the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between: (i) the level payment equivalent of the contract rent paid pursuant to the lease; and (ii) our estimate of market rent payments taking into account rent steps throughout the lease. In the case of leases with options, a case-by-case analysis is performed based on all facts and circumstances of the specific lease to determine whether the option will be assumed to be exercised. The amounts related to above-market leases are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized against real estate revenue over the remaining non-cancelable lease term of the acquired leases with each property. The amounts related to below-market leases are included in identified intangible liabilities, net in our accompanying consolidated balance sheets and are amortized to real estate revenue over the remaining non-cancelable lease term plus any below-market renewal options of the acquired leases with each property.
The value of in-place lease costs are based on management’s evaluation of the specific characteristics of the tenant’s lease and our overall relationship with the tenants. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The in-place lease intangible represents the value related to the economic benefit for acquiring a property with in-place leases as opposed to a vacant property, which is evaluated based on a review of comparable leases for a similar property, terms and conditions for marketing and executing new leases, and implied in the difference between the value of the whole property “as is” and “as vacant.” The net amounts related to in-place lease costs are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average downtime of the acquired leases with each property. The net amounts related to the value of tenant relationships, if any, are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases plus the market renewal lease term. The value of a master lease, if any, in which a previous owner or a tenant is relieved of specific rental obligations as additional space is leased, is determined by discounting the expected real estate revenue associated with the master lease space over the assumed lease-up period.
The value of above- or below-market debt is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage at the time of assumption. The net value of above- or below-market debt is included in mortgage loans payable, net in our accompanying consolidated balance sheets and is amortized to interest expense over the remaining term of the assumed mortgage.
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
Capitalization of Expenditures and Depreciation of Assets
The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs are charged to expense as incurred. The cost of building and improvements is depreciated on a straight-line basis over the estimated useful lives. The cost of improvements is depreciated on a straight-line basis over the shorter of the lease term or useful life. Furniture, fixtures and equipment, is depreciated over the estimated useful lives. When depreciable property is retired or disposed of, the related cost and accumulated depreciation is removed from the accounts and any gain or loss is reflected in operations.
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
Impairment of Long-Lived and Intangible Assets
Our long-lived assets primarily consist of investments in real estate, which we carry at our historical cost less accumulated depreciation. We periodically evaluate the impairment of a real estate investment when events or changes in circumstances indicate that its carrying value may not be recoverable. Indicators we consider important and that we believe could trigger an impairment review include, among others, the following:

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
If impairment indicators arise with respect to intangible assets with finite useful lives, we evaluate impairment by comparing the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If the estimated future undiscounted net cash flows are less than the carrying amount of the asset, we estimate the fair value of the asset and compare the estimated fair value to the intangible asset’s carrying value. For all of our reporting units, we recognize any shortfall from carrying value as an impairment loss in the current period.
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

Qualification as a REIT
We qualified and elected to be taxed as a REIT under the Code, for federal income tax purposes beginning with our taxable year ended December 31, 2016, and we intend to continue to qualify to be taxed as a REIT. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our annual taxable income, excluding net capital gains, to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
If we fail to maintain our qualification as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our net income and net cash available for distribution to stockholders.
Recently Issued or Adopted Accounting Pronouncements
For a discussion of recently issued or adopted accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued or Adopted Accounting Pronouncements, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Acquisitions in 2018, 2017 and 2016
For a discussion of property acquisitions in 2018, 2017 and 2016, see Note 3, Real Estate Investments, Net and Note 21, Subsequent Events — Property Acquisition, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those listed in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.
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
Scheduled Lease Expirations
Excluding our senior housing — RIDEA facilities, as of December 31, 2017, our properties were 95.2% leased and during 2018, 4.0% of the leased GLA is scheduled to expire. Our senior housing— RIDEA facilities were 76.0% leased as of December 31, 2017 and substantially all of our leases with residents at such properties are for a term of one year or less. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next 12 months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy.
As of December 31, 2017, our remaining weighted average lease term was 8.5 years, excluding our senior housing —RIDEA facilities.

Results of Operations
Comparison of the Years Ended December 31, 2017 and 2016
We were incorporated on January 23, 2015, but we did not commence material operations until the commencement of our offering on February 16, 2016. Accordingly, we had no results of operations for the period from January 23, 2015 (Date of Inception) through December 31, 2015, and therefore our results of operations for the years ended December 31, 2017 and 2016 are not comparable to the period from January 23, 2015 (Date of Inception) through December 31, 2015. Our operating results for the years ended December 31, 2017 and 2016 are primarily comprised of income derived from our portfolio of properties and the expenses in connection with the acquisition and operation of such properties.
In general, we expect amounts related to our portfolio of operating properties to increase in the future based on a full year of operations as well as any additional real estate and real estate-related investments we may acquire. Our results of operations are not indicative of those expected in future periods.
As of December 31, 2017, we operated through three reportable business segments: medical office buildings, senior housing and senior housing — RIDEA. We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2016; senior housing facility in December 2016; and senior housing — RIDEA facility in November 2017, we added a new reportable segment at each such time.
Except where otherwise noted, our results of operations are primarily due to owning 40 buildings as of December 31, 2017, as compared to 12 buildings as of December 31, 2016 and as compared to not owning any buildings as of December 31, 2015. As of December 31, 2017 and 2016, we owned the following types of properties:

	December 31,
	2017			2016
	Number of Buildings	Aggregate Contract Purchase Price	Leased %	Number of Buildings	Aggregate Contract Purchase Price	Leased %
Medical office buildings	18	$262,290,000	93.3%	10	$122,070,000	90.1%
Senior housing — RIDEA	10	109,500,000	(1)	—	—	—%
Senior housing	12	94,350,000	100%	2	16,750,000	100%
Total/weighted average(2)	40	$466,140,000	95.2%	12	$138,820,000	91.3%
___________
(1) The leased percentage for the resident units of our senior housing — RIDEA facilities was 76.0% as of December 31, 2017.
(2) Leased percentage excludes our senior housing — RIDEA facilities.

Revenues
For the years ended December 31, 2017 and 2016, real estate revenue was $33,333,000 and $3,156,000, respectively, and primarily comprised of base rent of $20,705,000 and $2,356,000, respectively, resident fees and services of $5,563,000 and $0, respectively, and expense recoveries of $5,162,000 and $563,000, respectively. For the year ended December 31, 2017, resident fees and services consisted of rental fees related to resident leases and extended health care fees. We did not own or operate any senior housing — RIDEA facilities prior to November 2017. Revenue by reportable segment consisted of the following for the periods then ended:

	Years Ended December 31,
	2017	2016
Real Estate Revenue
Medical office buildings	$22,320,000	$3,029,000
Senior housing	5,450,000	127,000
Total real estate revenue	27,770,000	3,156,000
Resident Fees and Services
Senior housing — RIDEA	5,563,000	—
Total resident fees and services	5,563,000	—
Total revenues	$33,333,000	$3,156,000
Property Operating Expenses and Rental Expenses
Rental expenses and rental expenses as a percentage of real estate revenue, as well as property operating expenses and property operating expenses as a percentage of resident fees and services, by reportable segment, consisted of the following for the periods then ended:

	Years Ended December 31,
	2017		2016
Rental Expenses
Medical office buildings	$6,694,000	30.0%	$887,000	29.3%
Senior housing	598,000	11.0%	11,000	8.7%
Total rental expenses	$7,292,000	26.3%	$898,000	28.5%
Property Operating Expenses
Senior housing — RIDEA	$4,203,000	75.6%	$—	—%
Total property operating expenses	$4,203,000	75.6%	$—	—%
Senior housing — RIDEA facilities typically have a higher percentage of operating expenses to revenue than multi-tenant medical office buildings and senior housing facilities. We anticipate that the percentage of operating expenses to revenues will fluctuate based on the types of property we acquire in the future.

General and Administrative
General and administrative consisted of the following for the periods then ended:

	Years Ended December 31,
	2017	2016
Asset management fees — affiliates	$2,344,000	$151,000
Professional and legal fees	878,000	410,000
Board of directors fees	216,000	198,000
Directors’ and officers’ liability insurance	213,000	206,000
Transfer agent services	213,000	65,000
Franchise taxes	146,000	33,000
Restricted stock compensation	131,000	80,000
Bad debt expense	83,000	—
Other	114,000	78,000
Total	$4,338,000	$1,221,000
The increase in general and administrative expenses in 2017 as compared to 2016 was primarily due to the purchase of additional properties in 2016 and 2017 and thus incurring higher asset management fees to our advisor or its affiliates and higher professional and legal fees. For the year ended December 31, 2016, we incurred $151,000 in asset management fees to our advisor, which excludes $80,000 in asset management fees waived by our advisor that would have been incurred during the year ended December 31, 2016. See Note 12, Related Party Transactions — Operational Stage — Asset Management Fee, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of the waiver. In addition, we incurred higher transfer agent service fees for 2017 as compared to 2016 due to an increase in the number of investors in connection with the increased equity raise pursuant to our offering throughout 2016 and 2017. We expect general and administrative expenses to continue to increase in 2018 as we acquire additional properties and raise additional equity.
Acquisition Related Expenses
For the year ended December 31, 2017, acquisition related expenses were $655,000, which were related primarily to expenses incurred in pursuit of properties that did not result in an acquisition. For the year ended December 31, 2017, we completed $327,320,000 in property acquisitions that we accounted for as asset acquisitions; however, the direct acquisition related expenses of $10,984,000 associated with such property acquisitions were capitalized in accordance with ASU 2017-01. See "Critical Accounting Policies — Property Acquisitions" above for a further discussion of our adoption of ASU 2017-01 on January 1, 2017.
For the year ended December 31, 2016, acquisition related expenses were $4,745,000, which were related primarily to expenses associated with our completion of $138,820,000 in property acquisitions accounted for as business combinations in accordance with ASC Topic 805, including base acquisition fees of $3,124,000 incurred to our advisor. See "Critical Accounting Policies — Property Acquisitions" above for a further discussion of ASC Topic 805.
Depreciation and Amortization
For the years ended December 31, 2017 and 2016, depreciation and amortization was $13,639,000 and $1,252,000, respectively, and consisted primarily of depreciation on our operating properties of $8,137,000 and $822,000, respectively, and amortization on our identified intangible assets of $5,493,000 and $430,000, respectively.

Interest Expense
Interest expense consisted of the following for the periods then ended:

	Years Ended December 31,
	2017	2016
Interest expense — line of credit and term loan	$1,819,000	$343,000
Amortization of deferred financing costs — line of credit and term loan	442,000	119,000
Interest expense — mortgage loans payable	413,000	53,000
Amortization of deferred financing costs — mortgage loans payable	38,000	2,000
Amortization of debt premium	(13,000)	(3,000)
Total	$2,699,000	$514,000
Liquidity and Capital Resources
Our sources of funds will be the net proceeds of our offering, operating cash flows and borrowings. We believe that these resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months.
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
Our principal demands for funds will be for acquisitions of real estate and real estate-related investments, payment of operating expenses and interest on our current and future indebtedness and payment of distributions to our stockholders. We estimate that we will require approximately $3,511,000 to pay interest on our outstanding indebtedness in 2018, based on interest rates in effect as of December 31, 2017, and that we will require $387,000 to pay principal on our outstanding indebtedness in 2018. In addition, we require resources to make certain payments to our advisor and our dealer manager, which during our offering will include payments to our dealer manager and its affiliates for selling commissions, the dealer manager fee and the stockholder servicing fee. See Note 11, Equity — Offering Costs, and Note 12, Related Party Transactions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of our payments to our advisor and our dealer manager.
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

Based on the properties we own as of December 31, 2017, we estimate that our expenditures for capital and tenant improvements will require up to $1,480,000 within the next 12 months. As of December 31, 2017, we had $16,000 of restricted cash in reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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
Cash Flows
The following table sets forth changes in cash flows:

	Years Ended December 31,		Period from January 23, 2015 (Date of Inception) through
	2017	2016	December 31, 2015
Cash, cash equivalents and restricted cash — beginning of period	$2,237,000	$202,000	$—
Net cash provided by (used in) operating activities	12,404,000	(3,621,000)	—
Net cash used in investing activities	(330,688,000)	(133,322,000)	—
Net cash provided by financing activities	323,150,000	138,978,000	202,000
Cash, cash equivalents and restricted cash — end of period	$7,103,000	$2,237,000	$202,000
The following summary discussion of our changes in our cash flows is based on our consolidated statements of cash flows appearing elsewhere in this Annual Report on Form 10-K and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
For the years ended December 31, 2017 and 2016, cash flows provided by (used in) operating activities primarily related to the cash flows provided by our property operations, offset by payments of general and administrative expenses. See “Results of Operations” above for a further discussion. We anticipate cash flows from operating activities to increase as we purchase additional real estate investments.
Investing Activities
For the year ended December 31, 2017, cash flows used in investing activities related primarily to our nine property acquisitions in the amount of $328,933,000 and the payment of $1,121,000 for capital expenditures. For the year ended December 31, 2016, cash flows used in investing activities related primarily to our nine property acquisitions in the amount of $133,099,000 and the payment of $200,000 for real estate deposits. Cash flows used in investing activities are heavily dependent upon the investment of our net offering proceeds in real estate investments. We anticipate cash flows used in investing activities to increase as we acquire additional properties and real estate-related investments.
Financing Activities
For the year ended December 31, 2017, cash flows provided by financing activities related primarily to funds raised from investors in our offering in the amount of $298,639,000 and net borrowings on our line of credit and term loan of $50,200,000, partially offset by the payment of offering costs of $18,072,000 in connection with our offering, distributions to our common stockholders of $6,398,000 and the payment of deferred financing costs of $1,115,000 in connection with our line of credit and term loan and mortgage loans payable. For the year ended December 31, 2016, cash flows provided by financing activities related primarily to funds raised from investors in our offering in the amount of $111,024,000 and net borrowings on our line of credit of $33,900,000, partially offset by the payment of offering costs of $4,191,000 in connection with our offering, the payment of deferred financing costs of $1,146,000 in connection with our line of credit and mortgage loans payable and distributions to our common stockholders of $549,000.
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
Distributions
The income tax treatment for distributions reportable for the years ended December 31, 2017 and 2016 was as follows:

	Years Ended December 31,
	2017		2016
Ordinary income	$6,021,000	39.9%	$—	—%
Capital gain	—	—	—	—
Return of capital	9,055,000	60.1	1,345,000	100
	$15,076,000	100%	$1,345,000	100%
Amounts listed above do not include distributions paid on nonvested shares of our restricted common stock, which have been separately reported.
See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions, for a further discussion of our distributions.
Financing
We intend to continue to finance a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that, after an initial phase of our operations (prior to the investment of all of the net proceeds of our offering) when we may employ greater amounts of leverage to enable us to purchase properties more quickly and therefore generate distributions for our stockholders sooner, our overall leverage will not exceed 50.0% of the combined market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2017, our aggregate borrowings were 20.5% of the combined market value of all of our real estate investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we qualify and maintain our qualification as a REIT for federal income tax purposes. As of March 8, 2018 and December 31, 2017, our leverage did not exceed 300% of the value of our net assets.
Mortgage Loans Payable, Net
For a discussion of our mortgage loans payable, net, see Note 6, Mortgage Loans Payable, Net, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Line of Credit and Term Loan
For a discussion of our line of credit and term loan, see Note 7, Line of Credit and Term Loan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

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
Debt Service Requirements
Typically, a significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of December 31, 2017, we had $11,634,000 ($11,567,000, including premium and deferred financing costs, net) of fixed-rate mortgage loans payable outstanding secured by our properties. As of December 31, 2017, we had $84,100,000 outstanding, and $115,900,000 remained available under our line of credit and term loan. See Note 6, Mortgage Loans Payable, Net, and Note 7, Line of Credit and Term Loan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
We are required by the terms of certain loan documents to meet certain covenants, such as leverage ratios, net worth ratios, debt service coverage ratios, fixed charge coverage ratios and reporting requirements. As of December 31, 2017, we were in compliance with all such covenants and requirements on our mortgage loans payable and our line of credit and term loan. As of December 31, 2017, the weighted average effective interest rate on our outstanding debt was 3.63% per annum.
Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our line of credit and term loan; (ii) interest payments on our mortgage loans payable and our line of credit and term loan; and (iii) ground and other lease obligations as of December 31, 2017:

	Payments Due by Period
	2018	2019-2020	2021-2022	Thereafter	Total
Principal payments — fixed-rate debt	$387,000	$8,443,000	$643,000	$2,161,000	$11,634,000
Interest payments — fixed-rate debt	569,000	829,000	263,000	332,000	1,993,000
Principal payments — variable-rate debt	—	84,100,000	—	—	84,100,000
Interest payments — variable-rate debt (based on rates in effect as of December 31, 2017)	2,942,000	1,959,000	—	—	4,901,000
Ground and other lease obligations	245,000	492,000	492,000	11,220,000	12,449,000
Total	$4,143,000	$95,823,000	$1,398,000	$13,713,000	$115,077,000
Off-Balance Sheet Arrangements
As of December 31, 2017, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Inflation
During the year ended December 31, 2017, inflation has not significantly affected our operations because of the moderate inflation rate; however, we expect to be exposed to inflation risk as income from future long-term leases will be the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions will include negotiated rental increases, reimbursement billings for operating expense pass-through charges, and real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk. There were no material changes in our market risk exposures between the years ended December 31, 2017 and 2016 and the period from January 23, 2015 (Date of Inception) through December 31, 2015, or in the methods we use to manage market risk.
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
As of December 31, 2017, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Fixed-rate debt — principal payments	$387,000	$407,000	$8,036,000	$313,000	$330,000	$2,161,000	$11,634,000	$11,819,000
Weighted average interest rate on maturing fixed-rate debt	5.10%	5.10%	4.79%	5.25%	5.25%	5.25%	4.92%	—
Variable-rate debt — principal payments	$—	$84,100,000	$—	$—	$—	$—	$84,100,000	$84,088,000
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of December 31, 2017)	—%	3.45%	—%	—%	—%	—%	3.45%	—
Mortgage Loans Payable, Net and Line of Credit and Term Loan
Mortgage loans payable was $11,634,000 ($11,567,000, including premium and deferred financing costs, net) as of December 31, 2017. As of December 31, 2017, we had two fixed-rate mortgage loans payable with interest rates ranging from 4.77% to 5.25% per annum. In addition, as of December 31, 2017, we had $84,100,000 outstanding under our line of credit and term loan at a weighted-average interest rate of 3.45% per annum.
As of December 31, 2017, the weighted average effective interest rate on our outstanding debt was 3.63% per annum. An increase in the variable interest rate on our variable-rate line of credit and term loan constitutes a market risk. As of December 31, 2017, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on our variable-rate line of credit and term loan by $426,000, or 19.11% of total annualized interest expense on our mortgage loans payable and our line of credit and term loan. See Note 6, Mortgage Loans Payable, Net, and Note 7, Line of Credit and Term Loan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Other Market Risk
In addition to changes in interest rates, the value of our future investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.

Item 8. Financial Statements and Supplementary Data.
See the index at Part IV, Item 15, Exhibits, Financial Statement Schedules.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2017 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2017, were effective at the reasonable assurance level.
(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision, and with the participation, of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Central Florida Senior Housing Portfolio, an entity in which we acquired an approximate 98% ownership interest on November 1, 2017 and constituted 24% of our total assets as of December 31, 2017 and 17% of our total revenues for the year ended December 31, 2017. Due to the timing of the acquisition, management did not assess the effectiveness of internal control over financial reporting at Central Florida Senior Housing Portfolio.
Based on our evaluation under the Internal Control-Integrated Framework issued in 2013, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
(c) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2018 annual meeting of stockholders.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2018 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2018 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2018 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2018 annual meeting of stockholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements:
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	91
Consolidated Balance Sheets as of December 31, 2017 and 2016	92
Consolidated Statements of Operations for the Years Ended December 31, 2017 and 2016 and for the Period from January 23, 2015 (Date of Inception) through December 31, 2015	94
Consolidated Statements of Equity for the Years Ended December 31, 2017 and 2016 and for the Period from January 23, 2015 (Date of Inception) through December 31, 2015	95
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016 and for the Period from January 23, 2015 (Date of Inception) through December 31, 2015	96
Notes to Consolidated Financial Statements	98
(a)(2) Financial Statement Schedule:
The following financial statement schedule for the year ended December 31, 2017 is submitted herewith:

Page
Real Estate and Accumulated Depreciation (Schedule III)	133
All schedules other than the one listed above have been omitted as the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.

(a)(3) Exhibits:

Page
The exhibits listed in this section are included, or incorporated by reference, in this annual report.	136
(b) Exhibits:
See Item 15(a)(3) above.
(c) Financial Statement Schedule:
See Item 15(a)(2) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Griffin-American Healthcare REIT IV, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Griffin American Healthcare REIT IV, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, equity, and cash flows, for each of the two years in the period ended December 31, 2017 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Costa Mesa, California
March 8, 2018

We have served as the Company’s auditor since 2015.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2017 and 2016

	December 31,
	2017	2016
ASSETS
Real estate investments, net	$419,665,000	$117,942,000
Cash and cash equivalents	7,087,000	2,237,000
Accounts and other receivables, net	2,838,000	1,299,000
Restricted cash	16,000	—
Real estate deposits	500,000	200,000
Identified intangible assets, net	44,821,000	19,673,000
Other assets, net	5,226,000	1,407,000
Total assets	$480,153,000	$142,758,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans payable, net(1)	$11,567,000	$3,965,000
Line of credit and term loan(1)	84,100,000	33,900,000
Accounts payable and accrued liabilities(1)	19,428,000	5,426,000
Accounts payable due to affiliates(1)	8,118,000	5,531,000
Identified intangible liabilities, net	1,737,000	1,063,000
Security deposits, prepaid rent and other liabilities(1)	977,000	616,000
Total liabilities	125,927,000	50,501,000

Commitments and contingencies (Note 9)

Redeemable noncontrolling interests (Note 10)	1,002,000	2,000

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Class T common stock, $0.01 par value per share; 900,000,000 shares authorized; 39,972,049 and 11,000,433 shares issued and outstanding as of December 31, 2017 and 2016, respectively	400,000	110,000
Class I common stock, $0.01 par value per share; 100,000,000 shares authorized; 2,235,111 and 377,006 shares issued and outstanding as of December 31, 2017 and 2016, respectively	22,000	4,000
Additional paid-in capital	376,284,000	99,492,000
Accumulated deficit	(23,482,000)	(7,351,000)
Total stockholders’ equity	353,224,000	92,255,000
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$480,153,000	$142,758,000
___________

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
As of December 31, 2017 and 2016

(1)
Such liabilities of Griffin-American Healthcare REIT IV, Inc. as of December 31, 2017 and 2016 represented liabilities of Griffin-American Healthcare REIT IV Holdings, LP, a variable interest entity and consolidated subsidiary of Griffin-American Healthcare REIT IV, Inc. The creditors of Griffin-American Healthcare REIT IV Holdings, LP do not have recourse against Griffin-American Healthcare REIT IV, Inc., except for the Corporate Line of Credit, as defined in Note 7, held by Griffin-American Healthcare REIT IV Holdings, LP in the amount of $84,100,000 and $33,900,000 as of December 31, 2017 and 2016, respectively, which is guaranteed by Griffin-American Healthcare REIT IV, Inc.

The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2017 and 2016 and for the Period from
January 23, 2015 (Date of Inception) through December 31, 2015

	Years Ended December 31,		Period from January 23, 2015 (Date of Inception) through
	2017	2016	December 31, 2015
Revenues:
Real estate revenue	$27,770,000	$3,156,000	$—
Resident fees and services	5,563,000	—	—
Total revenues	33,333,000	3,156,000	—
Expenses:
Rental expenses	7,292,000	898,000	—
Property operating expenses	4,203,000	—	—
General and administrative	4,338,000	1,221,000	—
Acquisition related expenses	655,000	4,745,000	—
Depreciation and amortization	13,639,000	1,252,000	—
Total expenses	30,127,000	8,116,000	—
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt premium)	(2,699,000)	(514,000)	—
Interest income	1,000	—	—
Net income (loss)	508,000	(5,474,000)	—
Less: net loss attributable to redeemable noncontrolling interests	33,000	—	—
Net income (loss) attributable to controlling interest	$541,000	$(5,474,000)	$—
Net income (loss) per Class T and Class I common share attributable to controlling interest — basic and diluted	$0.02	$(1.75)	$—
Weighted average number of Class T and Class I common shares outstanding — basic and diluted	27,754,701	3,131,466	20,833
The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2017 and 2016 and for the Period from
January 23, 2015 (Date of Inception) through December 31, 2015

	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests		Total Equity
BALANCE — January 23, 2015 (Date of Inception)	—	$—	$—	$—	$—	$—		$—
Issuance of common stock	20,833	—	200,000	—	200,000	—		200,000
Issuance of limited partnership units	—	—	—	—	—	2,000		2,000
BALANCE — December 31, 2015	20,833	$—	$200,000	$—	$200,000	$2,000		$202,000
Issuance of common stock	11,257,889	113,000	112,035,000	—	112,148,000	—		112,148,000
Offering costs — common stock	—	—	(13,618,000)	—	(13,618,000)	—		(13,618,000)
Issuance of common stock under the DRIP	83,717	1,000	795,000	—	796,000	—		796,000
Issuance of vested and nonvested restricted common stock	15,000	—	30,000	—	30,000	—		30,000
Amortization of nonvested common stock compensation	—	—	50,000	—	50,000	—		50,000
Reclassification of noncontrolling interest to mezzanine equity	—	—	—	—	—	(2,000)		(2,000)
Distributions declared ($0.40 per share)	—	—	—	(1,877,000)	(1,877,000)	—		(1,877,000)
Net loss	—	—	—	(5,474,000)	(5,474,000)	—		(5,474,000)
BALANCE — December 31, 2016	11,377,439	$114,000	$99,492,000	$(7,351,000)	$92,255,000	$—		$92,255,000
Issuance of common stock	29,960,609	300,000	297,776,000	—	298,076,000	—		298,076,000
Offering costs — common stock	—	—	(29,028,000)	—	(29,028,000)	—		(29,028,000)
Issuance of common stock under the DRIP	924,358	9,000	8,680,000	—	8,689,000	—		8,689,000
Issuance of vested and nonvested restricted common stock	22,500	—	45,000	—	45,000	—		45,000
Amortization of nonvested common stock compensation	—	—	86,000	—	86,000	—		86,000
Repurchase of common stock	(77,746)	(1,000)	(734,000)	—	(735,000)	—		(735,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(33,000)	—	(33,000)	—		—
Distributions declared ($0.60 per share)	—	—	—	(16,672,000)	(16,672,000)	—		(16,672,000)
Net income	—	—	—	541,000	541,000	—	(1)	541,000
BALANCE — December 31, 2017	42,207,160	$422,000	$376,284,000	$(23,482,000)	$353,224,000	$—		$353,224,000
___________

(1)
Amount excludes $(33,000) of net loss attributable to redeemable noncontrolling interests for the year ended December 31, 2017. See Note 10, Redeemable Noncontrolling Interests, for a further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2017 and 2016 and for the Period from
January 23, 2015 (Date of Inception) through December 31, 2015

	Years Ended December 31,		Period from January 23, 2015 (Date of Inception) through
	2017	2016	December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$508,000	$(5,474,000)	$—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,639,000	1,252,000	—
Other amortization (including deferred financing costs, above/below-market leases, leasehold interests, above-market leasehold interests and debt premium)	415,000	104,000	—
Deferred rent	(1,705,000)	(207,000)	—
Stock based compensation	131,000	80,000	—
Share discounts	3,000	59,000	—
Bad debt expense	83,000	—	—
Changes in operating assets and liabilities:
Accounts and other receivables	(2,166,000)	(284,000)	—
Other assets	(905,000)	(17,000)	—
Accounts payable and accrued liabilities	2,436,000	770,000	—
Accounts payable due to affiliates	239,000	127,000	—
Security deposits, prepaid rent and other liabilities	(274,000)	(31,000)	—
Net cash provided by (used in) operating activities	12,404,000	(3,621,000)	—
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate investments	(328,933,000)	(133,099,000)	—
Capital expenditures	(1,121,000)	(23,000)	—
Real estate deposits	(300,000)	(200,000)	—
Pre-acquisition expenses	(334,000)	—	—
Net cash used in investing activities	(330,688,000)	(133,322,000)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on mortgage loans payable	(273,000)	(60,000)	—
Borrowings under the line of credit and term loan	308,600,000	90,700,000	—
Payments on the line of credit and term loan	(258,400,000)	(56,800,000)	—
Proceeds from issuance of common stock	298,639,000	111,024,000	200,000
Contribution from noncontrolling interests	1,000,000	—	2,000
Deferred financing costs	(1,115,000)	(1,146,000)	—
Repurchase of common stock	(735,000)	—	—
Payment of offering costs	(18,072,000)	(4,191,000)	—
Security deposits	(96,000)	—	—
Distributions paid	(6,398,000)	(549,000)	—
Net cash provided by financing activities	323,150,000	138,978,000	202,000
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4,866,000	2,035,000	202,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	2,237,000	202,000	—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$7,103,000	$2,237,000	$202,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$2,052,000	$203,000	$—
Income taxes	$7,000	$—	$—

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Years Ended December 31, 2017 and 2016 and for the Period from
January 23, 2015 (Date of Inception) through December 31, 2015

	Years Ended December 31,		Period from January 23, 2015 (Date of Inception) through
	2017	2016	December 31, 2015
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Investing Activities:
Accrued capital expenditures	$1,355,000	$—	$—
Accrued pre-acquisition expenses	$75,000	$—	$—
The following represents the increase in certain assets and liabilities in connection with our acquisitions of real estate investments:
Other assets	$236,000	$239,000	$—
Mortgage loans payable	$8,000,000	$4,129,000	$—
Accounts payable and accrued liabilities	$1,731,000	$212,000	$—
Security deposits and prepaid rent	$728,000	$648,000	$—
Financing Activities:
Issuance of common stock under the DRIP	$8,689,000	$796,000	$—
Distributions declared but not paid	$2,117,000	$532,000	$—
Accrued Contingent Advisor Payment	$7,744,000	$5,404,000	$—
Accrued stockholder servicing fee	$12,611,000	$3,973,000	$—
Reclassification of noncontrolling interest to mezzanine equity	$—	$2,000	$—
Accrued deferred financing costs	$2,000	$14,000	$—
Receivable from transfer agent	$471,000	$1,015,000	$—
The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017 and 2016 and for the Period from
January 23, 2015 (Date of Inception) through December 31, 2015
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT IV, Inc. and its subsidiaries, including Griffin-American Healthcare REIT IV Holdings, LP, except where the context otherwise requires.
1. Organization and Description of Business
Griffin-American Healthcare REIT IV, Inc., a Maryland corporation, was incorporated on January 23, 2015 and therefore we consider that our date of inception. We were initially capitalized on February 6, 2015. We invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, hospitals, skilled nursing facilities, senior housing and other healthcare-related facilities. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure
(the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). We may also originate and acquire secured loans and real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income. We qualified to be taxed as a real estate investment trust, or REIT, under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2016, and we intend to continue to qualify to be taxed as a REIT.
On February 16, 2016, we commenced our initial public offering, or our offering, in which we were initially offering to the public up to $3,150,000,000 in shares of our Class T common stock, consisting of up to $3,000,000,000 in shares of our Class T common stock at a price of $10.00 per share in our primary offering and up to $150,000,000 in shares of our Class T common stock for $9.50 per share pursuant to our distribution reinvestment plan, as amended, or the DRIP. Effective June 17, 2016, we reallocated certain of the unsold shares of Class T common stock being offered and began offering shares of Class I common stock, such that we are currently offering up to approximately $2,800,000,000 in shares of Class T common stock and $200,000,000 in shares of Class I common stock in our primary offering, and up to an aggregate of $150,000,000 in shares of our Class T and Class I common stock pursuant to the DRIP, aggregating up to $3,150,000,000. The shares of our Class T common stock in our primary offering are being offered at a price of $10.00 per share. The shares of our Class I common stock in our primary offering were being offered at a price of $9.30 per share prior to March 1, 2017, and are being offered at a price of $9.21 per share for all shares issued effective March 1, 2017. The shares of our Class T and Class I common stock issued pursuant to the DRIP were sold at a price of $9.50 per share prior to January 1, 2017, and are sold at a price of $9.40 per share for all shares issued pursuant to the DRIP effective January 1, 2017. After our board of directors determines an estimated net asset value, or NAV, per share of our common stock, share prices are expected to be adjusted to reflect the estimated NAV per share and, in the case of shares offered pursuant to our primary offering, up-front selling commissions and dealer manager fees other than those funded by Griffin-American Healthcare REIT IV Advisor, LLC, or Griffin-American Healthcare REIT IV Advisor, or our advisor. We will sell shares of our Class T and Class I common stock in our offering until February 16, 2019, unless extended by our board of directors as permitted under applicable law, or extended with respect to shares of our common stock offered pursuant to the DRIP. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and the DRIP, and among classes of stock. As of December 31, 2017, we had received and accepted subscriptions in our offering for 41,218,498 aggregate shares of our Class T and Class I common stock, or approximately $410,151,000, excluding shares of our common stock issued pursuant to the DRIP.
We conduct substantially all of our operations through Griffin-American Healthcare REIT IV Holdings, LP, or our operating partnership. We are externally advised by our advisor pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 16, 2016 and had a one-year term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 14, 2018 and expires on February 16, 2019. Our advisor uses its best efforts, subject to the oversight and review of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Company, LLC, or Griffin Capital (formerly known as Griffin Capital Corporation), or collectively, our co-sponsors. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony NorthStar, Inc. (NYSE: CLNS), or Colony NorthStar (formerly known as NorthStar Asset Management Group Inc. prior to its merger with Colony Capital, Inc. and NorthStar Realty Finance Corp. on January 10, 2017), and 7.8% owned by James F. Flaherty III, a former partner of Colony NorthStar. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or our dealer manager, Colony NorthStar or Mr. Flaherty; however, we are affiliated with Griffin-American Healthcare REIT IV Advisor, American Healthcare Investors and AHI Group Holdings.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We currently operate through three reportable business segments — medical office buildings, senior housing and senior housing — RIDEA. As of December 31, 2017, we had completed 18 property acquisitions whereby we owned 38 properties, comprising 40 buildings, or approximately 2,317,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $466,140,000.
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
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of December 31, 2017 and 2016, we owned greater than a 99.99% general partnership interest, therein. Our advisor is a limited partner, and as of December 31, 2017 and 2016, owned less than than a 0.01% noncontrolling limited partnership interest, in our operating partnership.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased. Restricted cash primarily comprises lender required accounts for property taxes, tenant improvements, capital improvements and insurance which are restricted as to use or withdrawal.
In the fourth quarter of 2017, we early adopted Accounting Standards Update, or ASU, 2016-18, Restricted Cash, or ASU 2016-18, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. As required, we retrospectively applied the guidance in ASU 2016-18 to the prior periods presented.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of the beginning-of-period and end-of-period cash, cash equivalents and restricted cash reported within our accompanying consolidated balance sheets to the totals shown in our accompanying consolidated statements of cash flows:

	December 31,
	2017	2016
Beginning of period:
Cash and cash equivalents	$2,237,000	$202,000
Restricted cash	—	—
Cash, cash equivalents and restricted cash	$2,237,000	$202,000

End of period:
Cash and cash equivalents	$7,087,000	$2,237,000
Restricted cash	16,000	—
Cash, cash equivalents and restricted cash	$7,103,000	$2,237,000
Revenue Recognition, Tenant and Resident Receivables and Allowance for Uncollectible Accounts
Through December 31, 2017, we recognized revenue in accordance with ASC Topic 605, Revenue Recognition, or ASC Topic 605. ASC Topic 605 requires that all four of the following basic criteria be met before revenue is realized or realizable and earned: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured. Tenant receivables were placed on nonaccrual status when management determined that collectability was not reasonably assured, and thus such revenue was recognized using the cash basis method.
Revenue derived from providing long-term healthcare services to residents, including resident room and care charges, community fees and other resident charges, was recognized on the date services were provided at amounts billable to individual residents. For residents under reimbursement arrangements with third-party payers, including Medicaid, Medicare and private insurers, revenue was recognized based on a contractually agreed-upon amount or rate on a per patient, daily basis or as services are performed. Additionally, in accordance with ASC Topic 840, Leases, minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between real estate revenue recognized and cash amounts contractually due from tenants under the lease agreements are recorded to deferred rent receivable or deferred rent liability, as applicable. Tenant reimbursement revenue, which comprises additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, was recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements were recognized and presented in accordance with ASC Subtopic 605-45, Revenue Recognition — Principal Agent Consideration, or ASC Subtopic 605-45. ASC Subtopic 605-45 requires that these reimbursements be recorded on a gross basis as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk. We recognized lease termination fees at such time when there was a signed termination letter agreement, all of the conditions of such agreement have been met and the tenant is no longer occupying the property.
Tenant and resident receivables and unbilled deferred rent receivables were carried net of an allowance for uncollectible amounts. An allowance was maintained for estimated losses resulting from the inability of certain tenants, residents and payors to meet the contractual obligations under their lease or service agreements. We also maintained an allowance for deferred rent receivables arising from the straight line recognition of rents. Such allowances were charged to bad debt expense, which was included in general and administrative in our accompanying consolidated statements of operations. Our determination of the adequacy of these allowances was based primarily upon evaluations of historical loss experience, the tenant’s or resident’s financial condition, security deposits, letters of credit, lease guarantees, cash collection patterns by payor and by state, current economic conditions and other relevant factors.
As of December 31, 2017 and 2016, we had $83,000 and $0, respectively, in allowance for uncollectible accounts, which was determined necessary to reduce receivables to our estimate of the amount recoverable. For the years ended December 31, 2017 and 2016, and for the period from January 23, 2015 (Date of Inception) through December 31, 2015, we did not write off any of our receivables directly to bad debt expense.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2017 and 2016, we did not have any allowance for uncollectible accounts for deferred rent receivables. For the year ended December 31, 2017, $2,000 of our deferred rent receivables were directly written off to bad debt expense. For the year ended December 31, 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015, we did not write off any of our deferred rent receivables directly to bad debt expense.
On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, as codified in ASC Topic 606. For a further discussion of ASU 2014-09, see “Recently Issued or Adopted Accounting Pronouncements” below.
Real Estate Investments, Net
We carry our operating properties at our historical cost less accumulated depreciation. The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings and capital improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and capital improvements, up to 39 years, and the cost for tenant improvements is depreciated over the shorter of the lease term or useful life, up to 15 years. The cost of furniture, fixtures and equipment is depreciated over the estimated useful life, up to 7 years. When depreciable property is retired, replaced or disposed of, the related cost and accumulated depreciation is removed from the accounts and any gain or loss is reflected in earnings.
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
Impairment of Long-Lived and Intangible Assets
We periodically evaluate our long-lived assets, primarily consisting of investments in real estate that we carry at our historical cost less accumulated depreciation, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, we consider market conditions and our current intentions with respect to holding or disposing of the asset. We adjust the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than book value. We recognize an impairment loss at the time we make any such determination.
If impairment indicators arise with respect to intangible assets with finite useful lives, we evaluate impairment by comparing the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If the estimated future undiscounted net cash flows are less than the carrying amount of the asset, then we estimate the fair value of the asset and compare the estimated fair value to the intangible asset’s carrying value. For all of our reporting units, we recognize any shortfall from carrying value as an impairment loss in the current period.
For the years ended December 31, 2017 and 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015, we did not incur any impairment losses.
Property Acquisitions
In accordance with ASC Topic 805, Business Combinations, and ASU 2017-01, Clarifying the Definition of a Business, or ASU 2017-01, we determine whether a transaction is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the assets acquired and liabilities assumed are not a business, we account for the transaction as an asset acquisition. Under both methods, we recognize the identifiable assets acquired and liabilities assumed;

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

however, for a transaction accounted for as an asset acquisition, we allocate the purchase price to the identifiable assets acquired and liabilities assumed based on their relative fair values. We immediately expense acquisition related expenses associated with a business combination and capitalize acquisition related expenses directly associated with an asset acquisition. As a result of our early adoption of ASU 2017-01 on January 1, 2017, we accounted for the nine property acquisitions we completed for the year ended December 31, 2017 as asset acquisitions rather than business combinations. See Note 3, Real Estate Investments, Net, for a further discussion. For year ended December 31, 2016, we completed nine property acquisitions, which we accounted for as business combinations. See Note 16, Business Combinations, for a further discussion.
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
The determination of the fair value of land is based upon comparable sales data. In cases where a leasehold interest in the land is acquired, the value of the leasehold interest is determined by discounting the difference between the contract ground lease payments and a market ground lease payment back to a present value as of the acquisition date. The market ground lease payment is estimated as a percentage of the land value. The fair value of buildings is based upon our determination of the value as if it were to be replaced and vacant using cost data and discounted cash flow models similar to those used by independent appraisers. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. We also recognize the fair value of furniture, fixtures and equipment on the premises, as well as the above- or below-market rent, the value of in-place leases, master leases, above- or below-market debt and derivative financial instruments assumed.
The value of the above- or below-market component of the acquired in-place leases is determined based upon the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between: (i) the level payment equivalent of the contract rent paid pursuant to the lease; and (ii) our estimate of market rent payments taking into account rent steps throughout the lease. In the case of leases with options, a case-by-case analysis is performed based on all facts and circumstances of the specific lease to determine whether the option will be assumed to be exercised. The amounts related to above-market leases are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized against real estate revenue over the remaining non-cancelable lease term of the acquired leases with each property. The amounts related to below-market leases are included in identified intangible liabilities, net in our accompanying consolidated balance sheets and are amortized to real estate revenue over the remaining non-cancelable lease term plus any below-market renewal options of the acquired leases with each property.
The value of in-place lease costs are based on management’s evaluation of the specific characteristics of the tenant’s lease and our overall relationship with the tenants. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The in-place lease intangible represents the value related to the economic benefit for acquiring a property with in-place leases as opposed to a vacant property, which is evaluated based on a review of comparable leases for a similar property, terms and conditions for marketing and executing new leases, and implied in the difference between the value of the whole property “as is” and “as vacant.” The net amounts related to in-place lease costs are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average downtime of the acquired leases with each property. The net amounts related to the value of tenant relationships, if any, are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases plus the market renewal lease term. The value of a master lease, if any, in which a previous owner or a tenant is relieved of specific rental obligations as additional space is leased, is determined by discounting the expected real estate revenue associated with the master lease space over the assumed lease-up period.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The value of above- or below-market debt is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage at the time of assumption. The net value of above- or below-market debt is included in mortgage loans payable, net in our accompanying consolidated balance sheets and is amortized to interest expense over the remaining term of the assumed mortgage.
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
See Note 13, Fair Value Measurements, for a further discussion.
Real Estate Deposits
Real estate deposits may include refundable and non-refundable funds held by escrow agents and others to be applied towards the acquisition of real estate investments, and such future investments are subject to substantial conditions to closing.
Other Assets, Net
Other assets, net consist of deferred financing costs on the Corporate Line of Credit, as defined in Note 7, Line of Credit and Term Loan, prepaid expenses and deposits and deferred rent receivables. Deferred financing costs on the Corporate Line of Credit include amounts paid to lenders and others to obtain financing. Such costs are amortized using the straight-line method over the term of the Corporate Line of Credit, which approximates the effective interest rate method. Amortization of deferred financing costs on the Corporate Line of Credit is included in interest expense in our accompanying consolidated statements of operations. Prepaid expenses are amortized over the related contract periods.
See Note 5, Other Assets, Net, for a further discussion.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Compensation
We follow ASC Topic 718, Compensation — Stock Compensation, or ASC Topic 718, to account for our stock compensation pursuant to the 2015 Incentive Plan, or our incentive plan. See Note 11, Equity — 2015 Incentive Plan, for a further discussion of grants under such plans.
Income Taxes
We qualified, and elected to be taxed, as a REIT under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2016, and we intend to continue to qualify to be taxed as a REIT. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
If we fail to maintain our qualification as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our net income and net cash available for distribution to our stockholders.
We may be subject to certain state and local income taxes on our income, property or net worth in some jurisdictions, and in certain circumstances we may also be subject to federal excise taxes on undistributed income. In addition, certain activities that we undertake are conducted by subsidiaries, which we elected to be treated as taxable REIT subsidiaries, or TRSs, to allow us to provide services that would otherwise be considered impermissible for REITs. Accordingly, we recognize income tax benefit (expense) for the federal, state and local income taxes incurred by our TRSs.
We follow ASC Topic 740, Income Taxes, or ASC Topic 740, to recognize, measure, present and disclose in our accompanying consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2017 and 2016, we did not have any tax benefits nor liabilities for uncertain tax positions that we believe should be recognized in our accompanying consolidated financial statements.
We account for deferred income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, we determine deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets reflect the impact of the future deductibility of operating loss carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes us to change our judgment about the realizability of the related deferred tax asset, is included in income tax expense in our accompanying consolidated statements of operations when such changes occur. Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes us to change our judgment about expected future tax consequences of events, is recorded in income tax expense in our accompanying consolidated statements of operations.
Deferred tax assets are included in other assets, net, and deferred tax liabilities are included in security deposits, prepaid rent and other liabilities, in our accompanying consolidated balance sheets.
See Note 14, Income Taxes and Distributions, for a further discussion.
Segment Disclosure
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2016; senior housing facility in December 2016; and senior housing — RIDEA facility in November 2017, we added a new reportable segment at each such time. As of December 31, 2017, we have determined that we operate through three reportable business segments, with activities related to investing in medical office buildings, senior housing and senior housing — RIDEA.
See Note 17, Segment Reporting, for a further discussion.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GLA and Other Measures
GLA and other measures used to describe real estate investments included in our accompanying consolidated financial statements are presented on an unaudited basis.
Recently Issued or Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, which has been codified to ASC Topic 606. ASC Topic 606 provides additional guidance to clarify the principles for recognizing revenue. The standard and subsequent amendments are intended to develop a common revenue standard to remove inconsistencies and weaknesses, improve comparability, provide more useful information to users through improved disclosure requirements and simplify the preparation of financial statements. We have evaluated all of our revenue streams to identify whether each revenue stream would be subject to the provisions of ASC Topic 606 and any differences in the timing, measurement or presentation of revenue recognition. Based on a review of our various revenue streams, common area maintenance revenues included in real estate revenue and certain components of resident fees and services, such as revenues that are ancillary to the contractual rights of residents, may be subject to ASC Topic 606. While these revenue streams are subject to the provisions of ASC Topic 606, we believe that the pattern and timing of recognition of income will be consistent with the current accounting model. We adopted ASC Topic 606 on January 1, 2018 using the modified retrospective adoption method and the adoption did not have a material impact on our consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01, which amends the classification and measurement of financial instruments. ASU 2016-01 revises the accounting related to: (i) the classification and measurement of investments in equity securities; and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, with respect to only certain of the amendments in ASU 2016-01, for financial statements that have not yet been made available for issuance. ASU 2016-01 requires the application of the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with certain exceptions. We adopted ASU 2016-01 on January 1, 2018, which did not have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02, which amends the guidance on accounting for leases, including extensive amendments to the disclosure requirements. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02 from a lessor perspective, the guidance will require bifurcation of lease revenues into lease components and non-lease components and to separately recognize and disclose non-lease components that are executory in nature. Lease components will continue to be recognized on a straight-line basis over the lease term and certain non-lease components may be accounted for under the new revenue recognition guidance in ASC Topic 606. The disaggregated disclosure of lease and executory non-lease components (e.g., maintenance) will be required upon the adoption of ASU 2016-02. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted for financial statements that have not yet been made available for issuance. ASU 2016-02 requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements with a few optional practical expedients. As a result of the adoption of ASU 2016-02 on January 1, 2019, we: (i) will recognize all of our operating leases for which we are the lessee, including facilities leases and ground leases, on our consolidated balance sheets; (ii) will capitalize fewer legal costs related to the drafting and execution of our lease agreements; and (iii) may be required to increase our revenue and expense for the amount of real estate taxes and insurance paid by our tenant under triple-net leases.
Although not yet finalized, the FASB has proposed an option for lessors to elect a practical expedient allowing them to not separate lease and non-lease components in a contract for the purpose of revenue recognition and disclosure. This practical expedient is limited to circumstances in which: (i) the timing and pattern of revenue recognition are the same for the non-lease component and the related lease component; and (ii) the combined single lease component would be classified as an operating lease. If finalized, we plan to elect this practical expedient. In addition, ASU 2016-02 provides a practical expedient that allows an entity to not reassess the following upon adoption (must be elected as a group): (i) whether an expired or existing contract contains a lease arrangement; (ii) the lease classification related to expired or existing lease arrangements; or (iii) whether costs incurred on expired or existing leases qualify as initial direct costs. We plan to elect this practical expedient once it’s finalized.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are still evaluating the complete impact of the adoption of ASU 2016-02 and its related expedients on January 1, 2019 to our consolidated financial statements and disclosures.
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which introduces a new approach to estimate credit losses on certain types of financial instruments based on expected losses. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted after December 15, 2018. We are still evaluating the impact of the adoption of ASU 2016-13 on January 1, 2020 to our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, or ASU 2016-15, which intends to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. We adopted ASU 2016-15 on January 1, 2018, which did not to have a material impact on our consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, or ASU 2016-16, which removes the prohibition in ASC Topic 740, against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. We adopted ASU 2016-16 on January 1, 2018, which did not have a material impact on our consolidated financial statements.
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
In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, or ASU 2017-09, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Modification accounting is only applied if the value, the vesting conditions or the classification of the award (or equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted. We adopted ASU 2017-09 on January 1, 2018, which did not have a material impact on our consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income, or ASU 2018-02, which amends the reclassification requirements from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017, or the Tax Act. Under ASU 2018-02, an entity will be required to provide certain disclosures regarding stranded tax effects. ASU 2018-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted. We do not expect the adoption of ASU 2016-18 on January 1, 2019 to have a material impact on our consolidated financial statements.
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Building and improvements	$371,890,000	$106,442,000
Land	52,202,000	12,322,000
Furniture, fixtures and equipment	4,458,000	—
	428,550,000	118,764,000
Less: accumulated depreciation	(8,885,000)	(822,000)
	$419,665,000	$117,942,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense for the years ended December 31, 2017 and 2016 was $8,137,000 and $822,000, respectively. We did not incur any depreciation expense for the period from January 23, 2015 (Date of Inception) through December 31, 2015. In addition to the acquisitions discussed below, for the years ended December 31, 2017 and 2016, we incurred capital expenditures of $1,649,000 and $23,000 on our medical office buildings, $822,000 and $0 on our senior housing facilities and $5,000 and $0 on our senior housing — RIDEA facilities, respectively.
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets. The reimbursement of acquisition expenses, acquisition fees, total development costs and real estate commissions and other fees paid to unaffiliated third parties will not exceed, in the aggregate, 6.0% of the contract purchase price of our property acquisitions, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors. For the years ended December 31, 2017 and 2016, such fees and expenses paid did not exceed 6.0% of the contract purchase price of our property acquisitions, except with respect to our acquisitions of Auburn MOB, Pottsville MOB, Lafayette Assisted Living Portfolio and Athens MOB. Our directors, including a majority of our independent directors, not otherwise interested in the transactions, approved the reimbursement of fees and expenses to our advisor or its affiliates for the acquisitions of Auburn MOB, Pottsville MOB, Lafayette Assisted Living Portfolio and Athens MOB in excess of the 6.0% limit and determined that such fees and expenses were commercially fair and reasonable to us.
Acquisitions in 2017
For the year ended December 31, 2017, using net proceeds from our offering and debt financing, we completed nine property acquisitions comprising 28 buildings from unaffiliated third parties. The following is a summary of our property acquisitions for the year ended December 31, 2017:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Mortgage Loan Payable(2)	Corporate Line of Credit(3)	Total Acquisition Fee(4)
Battle Creek MOB	Battle Creek, MI	Medical Office	03/10/17	$7,300,000	$—	$—	$328,000
Reno MOB	Reno, NV	Medical Office	03/13/17	66,250,000	—	60,000,000	2,982,000
Athens MOB Portfolio	Athens, GA	Medical Office	05/18/17	16,800,000	—	7,800,000	756,000
SW Illinois Senior Housing Portfolio	Columbia, Millstadt, Red Bud and Waterloo, IL	Senior Housing	05/22/17	31,800,000	—	31,700,000	1,431,000
Lawrenceville MOB	Lawrenceville, GA	Medical Office	06/12/17	11,275,000	8,000,000	3,000,000	507,000
Northern California Senior Housing Portfolio	Belmont, Fairfield, Menlo Park and Sacramento, CA	Senior Housing	06/28/17	45,800,000	—	21,600,000	2,061,000
Roseburg MOB	Roseburg, OR	Medical Office	06/29/17	23,200,000	—	23,000,000	1,044,000
Fairfield County MOB Portfolio	Stratford and Trumbull, CT	Medical Office	09/29/17	15,395,000	—	15,500,000	693,000
Central Florida Senior Housing Portfolio(5)	Bradenton, Brooksville, Lake Placid, Lakeland, Pinellas Park, Sanford, Spring Hill and Winter Haven, FL	Senior Housing — RIDEA	11/01/17	109,500,000	—	112,000,000	4,882,000
Total				$327,320,000	$8,000,000	$274,600,000	$14,684,000
___________

(1)	We own 100% of our properties acquired in 2017, with the exception of Central Florida Senior Housing Portfolio.

(2)	Represents the principal balance of the mortgage loan payable assumed by us at the time of acquisition.

(3)	Represents a borrowing under the Corporate Line of Credit, as defined in Note 7, Line of Credit and Term Loan, at the time of acquisition.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)
Unless otherwise noted, our advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, a base acquisition fee of 2.25% of the aggregate contract purchase price upon the closing of the acquisition. In addition, the total acquisition fee includes a Contingent Advisor Payment, as defined in Note 12, Related Party Transactions, in the amount of 2.25% of the aggregate contract purchase price of the property acquired, which shall be paid by us to our advisor, subject to the satisfaction of certain conditions. See Note 12, Related Party Transactions — Acquisition and Development Stage — Acquisition Fee, for a further discussion.

(5)
On November 1, 2017, we completed the acquisition of Central Florida Senior Housing Portfolio pursuant to a joint venture with an affiliate of Meridian Senior Living, LLC, or Meridian, an unaffiliated third party. Our ownership of the joint venture is approximately 98%. Our advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of Central Florida Senior Housing Portfolio, a base acquisition fee upon the closing of the acquisition of 2.25% of the portion of the aggregate contract purchase price paid by us. In addition, the total acquisition fee includes a Contingent Advisor Payment in the amount of 2.25% of the portion of the aggregate contract purchase price paid by us, which shall be paid by us to our advisor, subject to the satisfaction of certain conditions. See Note 12, Related Party Transactions — Acquisition and Development Stage — Acquisition Fee, for a further discussion.

We accounted for the nine property acquisitions we completed for the year ended December 31, 2017 as asset acquisitions. We incurred base acquisition fees and direct acquisition related expenses of $10,984,000, which were capitalized in accordance with our early adoption of ASU 2017-01. In addition, we incurred Contingent Advisor Payments of $7,342,000 to our advisor for such property acquisitions. The following table summarizes the purchase price of the assets acquired and liabilities assumed at the time of acquisition from our nine property acquisitions in 2017 based on their relative fair values:

2017 Acquisitions
Building and improvements	$263,052,000
Land	39,879,000
Furniture, fixtures and equipment	4,453,000
In-place leases	30,754,000
Above-market leases	127,000
Total assets acquired	338,265,000
Mortgage loan payable	(8,000,000)
Below-market leases	(571,000)
Above-market leasehold interests	(395,000)
Total liabilities assumed	(8,966,000)
Net assets acquired	$329,299,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions in 2016
For the year ended December 31, 2016, we completed nine property acquisitions comprising 12 buildings from unaffiliated third parties. See Note 16, Business Combinations, for a further discussion. The following is a summary of our property acquisitions for the year ended December 31, 2016:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Mortgage Loan Payable(2)	Line of Credit(3)	Total Acquisition Fee(4)
Auburn MOB	Auburn, CA	Medical Office	06/28/16	$5,450,000	$—	$—	$245,000
Pottsville MOB	Pottsville, PA	Medical Office	09/16/16	9,150,000	—	—	412,000
Charlottesville MOB	Charlottesville, VA	Medical Office	09/22/16	20,120,000	—	—	905,000
Rochester Hills MOB	Rochester Hills, MI	Medical Office	09/29/16	8,300,000	3,968,000	—	374,000
Cullman MOB III	Cullman, AL	Medical Office	09/30/16	16,650,000	—	12,000,000	749,000
Iron MOB Portfolio	Cullman and Sylacauga, AL	Medical Office	10/13/16	31,000,000	—	30,400,000	1,395,000
Mint Hill MOB	Mint Hill, NC	Medical Office	11/14/16	21,000,000	—	20,400,000	945,000
Lafayette Assisted Living Portfolio	Lafayette, LA	Senior Housing	12/01/16	16,750,000	—	17,500,000	754,000
Evendale MOB	Evendale, OH	Medical Office	12/13/16	10,400,000	—	10,400,000	468,000
Total				$138,820,000	$3,968,000	$90,700,000	$6,247,000
___________

(1)	We own 100% of our properties acquired in 2016.

(2)	Represents the principal balance of the mortgage loan payable assumed by us at the time of acquisition.

(3)	Represents a borrowing under the Line of Credit, as defined in Note 7, Line of Credit and Term Loan, at the time of acquisition.

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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of December 31, 2017 and 2016:

	December 31,
	2017	2016
In-place leases, net of accumulated amortization of $5,832,000 and $430,000 as of December 31, 2017 and 2016, respectively (with a weighted average remaining life of 7.3 years and 8.1 years as of December 31, 2017 and 2016, respectively)	$37,766,000	$12,504,000
Leasehold interests, net of accumulated amortization of $119,000 and $22,000 as of December 31, 2017 and 2016, respectively (with a weighted average remaining life of 70.6 years and 71.5 years as of December 31, 2017 and 2016, respectively)	6,292,000	6,390,000
Above-market leases, net of accumulated amortization of $173,000 and $31,000 as of December 31, 2017 and 2016, respectively (with a weighted average remaining life of 5.6 years and 6.3 years as of December 31, 2017 and 2016, respectively)	763,000	779,000
	$44,821,000	$19,673,000
Amortization expense on identified intangible assets for the years ended December 31, 2017 and 2016 was $5,732,000 and $483,000, respectively, which included $142,000 and $31,000, respectively, of amortization recorded against real estate revenue for above-market leases and $97,000 and $22,000, respectively, of amortization recorded to rental expenses for leasehold interests in our accompanying consolidated statements of operations. We did not incur any amortization expense on identified intangible assets for the period from January 23, 2015 (Date of Inception) through December 31, 2015.
The aggregate weighted average remaining life of the identified intangible assets was 16.2 years and 28.6 years as of December 31, 2017 and 2016, respectively. As of December 31, 2017, estimated amortization expense on the identified intangible assets for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2018	$13,334,000
2019	4,448,000
2020	3,857,000
2021	3,462,000
2022	2,945,000
Thereafter	16,775,000
$44,821,000
5. Other Assets, Net
Other assets, net consisted of the following as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Deferred rent receivables	$1,912,000	$207,000
Prepaid expenses and deposits	1,532,000	257,000
Deferred financing costs, net of accumulated amortization of $554,000 and $112,000 as of December 31, 2017 and 2016, respectively(1)	1,456,000	943,000
Lease commissions, net of accumulated amortization of $9,000 and $0 as of December 31, 2017 and 2016, respectively	326,000	—
	$5,226,000	$1,407,000
___________

(1)
In accordance with ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03, and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, or ASU 2015-15, deferred financing costs, net only include costs related to the Corporate Line of Credit, as defined in Note 7, Line of Credit and Term Loan.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense on deferred financing costs of the Corporate Line of Credit for the years ended December 31, 2017 and 2016 was $442,000 and $112,000, respectively. Amortization expense on deferred financing costs of the Corporate Line of Credit is recorded to interest expense in our accompanying consolidated statements of operations. We did not incur any amortization expense on deferred financing costs of the Corporate Line of Credit for the period from January 23, 2015 (Date of Inception) through December 31, 2015. Amortization expense on lease commissions for the year ended December 31, 2017 was $9,000. We did not incur any amortization expense on lease commissions for the year ended December 31, 2016 or for the period from January 23, 2015 (Date of Inception) through December 31, 2015.
6. Mortgage Loans Payable, Net
As of December 31, 2017 and 2016, mortgage loans payable were $11,634,000 ($11,567,000, including premium and deferred financing costs, net) and $3,908,000 ($3,965,000, including premium and deferred financing costs, net), respectively. As of December 31, 2017, we had two fixed-rate mortgage loans with interest rates ranging from 4.77% to 5.25% per annum, maturity dates ranging from April 1, 2020 to August 1, 2029 and a weighted average effective interest rate of 4.92%. As of December 31, 2016, we had one fixed-rate mortgage loan with an interest rate of 5.25% per annum and a maturity date of August 1, 2029.
The changes in the carrying amount of mortgage loans payable consisted of the following for the years ended December 31, 2017 and 2016:

Amount
Mortgage loan payable, net — December 31, 2015	$—
Additions:
Assumption of mortgage loan payable, net	4,129,000
Amortization of deferred financing costs(1)	2,000
Deductions:
Deferred financing costs(1)	(103,000)
Scheduled principal payments on mortgage loan payable	(60,000)
Amortization of premium on mortgage loan payable	(3,000)
Mortgage loan payable, net — December 31, 2016	$3,965,000
Additions:
Assumption of mortgage loan payable, net	$8,000,000
Amortization of deferred financing costs(1)	38,000
Deductions:
Deferred financing costs(1)	(150,000)
Scheduled principal payments on mortgage loans payable	(273,000)
Amortization of premium on mortgage loan payable	(13,000)
Mortgage loans payable, net — December 31, 2017	$11,567,000
___________

(1)	In accordance with ASU 2015-03 and ASU 2015-15, deferred financing costs only includes costs related to our mortgage loans payable.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2017, the principal payments due on our mortgage loans payable for each of the next five years ending December 31 and thereafter were as follows:

Year	Amount
2018	$387,000
2019	407,000
2020	8,036,000
2021	313,000
2022	330,000
Thereafter	2,161,000
$11,634,000
7. Line of Credit and Term Loan
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
On October 31, 2017, we entered into an amendment to the Credit Agreement, or the Amendment, with Bank of America, as administrative agent, and the subsidiary guarantors and lenders named therein. The material terms of the Amendment provide for: (i) a $50,000,000 increase in the Line of Credit from an aggregate principal amount of $100,000,000 to $150,000,000; (ii) a term loan with an aggregate maximum principal amount of $50,000,000, or the Term Loan Credit Facility, that matures on August 25, 2019, and may be extended for one 12-month period during the term of the Credit Agreement subject to satisfaction of certain conditions, including payment of an extension fee; (iii) our right, upon at least five business days’ prior written notice to Bank of America, to increase the Line of Credit or Term Loan Credit Facility provided that the aggregate principal amount of all such increases and additions shall not exceed $300,000,000; (iv) a revision to the definition of Threshold Amount, as defined in the Credit Agreement, to reflect an increase in such amount for any Recourse Indebtedness, as defined in the Credit Agreement, to $20,000,000, and an increase in such amount for any Non-Recourse Indebtedness, as defined in the Credit Agreement, to $50,000,000; (v) the revision of certain Unencumbered Property Pool Criteria, as defined and set forth in the Credit Agreement; and (vi) an increase in the maximum Consolidated Secured Leverage Ratio, as defined in the Credit Agreement, to be equal to or less than 40.0%. As a result of the Amendment, our aggregate borrowing capacity under the Line of Credit and the Term Loan Credit Facility, or collectively, the Corporate Line of Credit, is $200,000,000.
At our option, the Corporate Line of Credit bears interest at per annum rates equal to (a) (i) the Eurodollar Rate (as defined in the Credit Agreement, as amended) plus (ii) a margin ranging from 1.75% to 2.25% based on our Consolidated Leverage Ratio (as defined in the Credit Agreement, as amended), or (b) (i) the greater of: (1) the prime rate publicly announced by Bank of America, (2) the Federal Funds Rate (as defined in the Credit Agreement, as amended) plus 0.50%, (3) the one-month Eurodollar Rate plus 1.00%, and (4) 0.00%, plus (ii) a margin ranging from 0.55% to 1.05% based on our Consolidated Leverage Ratio. Accrued interest on the Corporate Line of Credit is payable monthly. The loans may be repaid in whole or in part without prepayment premium or penalty, subject to certain conditions.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are required to pay a fee on the unused portion of the lenders’ commitments under the Credit Agreement, as amended, at a per annum rate equal to 0.20% if the average daily used amount is greater than 50.0% of the commitments and 0.25% if the average daily used amount is less than or equal to 50.0% of the commitments, which fee shall be measured and payable on a quarterly basis.
The Credit Agreement, as amended, contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by our operating partnership and its subsidiaries. The Credit Agreement, as amended, also imposes certain financial covenants based on the following criteria, which are specifically defined in the Credit Agreement, as amended: (a) Consolidated Leverage Ratio; (b) Consolidated Secured Leverage Ratio; (c) Consolidated Tangible Net Worth; (d) Consolidated Fixed Charge Coverage Ratio; (e) Unencumbered Indebtedness Yield; (f) Consolidated Unencumbered Leverage Ratio; (g) Consolidated Unencumbered Interest Coverage Ratio; (h) Secured Recourse Indebtedness; and (i) Consolidated Unsecured Indebtedness.
The Credit Agreement, as amended, permits us to add additional subsidiaries as guarantors. In the event of default, Bank of America has the right to terminate its obligations under the Credit Agreement, as amended, including the funding of future loans, and to accelerate the payment on any unpaid principal amount of all outstanding loans and interest thereon. Additionally, in connection with the Credit Agreement, as amended, we also entered into a Pledge Agreement on August 25, 2016, pursuant to which we pledged the capital stock of our subsidiaries which own the real property to be included in the Unencumbered Property Pool, as such term is defined in the Credit Agreement, as amended. The pledged collateral will be released upon achieving a consolidated total asset value of at least $750,000,000.
As of December 31, 2017 and 2016, our aggregate borrowing capacity under the Corporate Line of Credit was $200,000,000 and $100,000,000, respectively. As of December 31, 2017 and 2016, borrowings outstanding totaled $84,100,000 and $33,900,000, respectively, and $115,900,000 and $66,100,000, respectively, remained available under the Corporate Line of Credit. As of December 31, 2017 and 2016, the weighted average interest rate on borrowings outstanding was 3.45% and 4.30% per annum, respectively.
8. Identified Intangible Liabilities, Net
Identified intangible liabilities, net consisted of the following as of December 31, 2017 and December 31, 2016:

	December 31,
	2017	2016
Below-market leases, net of accumulated amortization of $345,000 and $60,000 as of December 31, 2017 and 2016, respectively (with a weighted average remaining life of 6.4 years and 5.4 years as of December 31, 2017 and 2016, respectively)	$1,349,000	$1,063,000
Above-market leasehold interests, net of accumulated amortization of $6,000 as of December 31, 2017 (with a weighted average remaining life of 52.2 years as of December 31, 2017)	388,000	—
	$1,737,000	$1,063,000
Amortization expense on identified intangible liabilities for the years ended December 31, 2017 and 2016 was $291,000 and $60,000, respectively, which included $285,000 and $60,000, respectively, of amortization recorded to real estate revenue for below-market leases and $6,000 and $0, respectively, of amortization recorded against rental expenses for above-market leasehold interests in our accompanying consolidated statements of operations. We did not incur any amortization expense on identified intangible liabilities for the period from January 23, 2015 (Date of Inception) through December 31, 2015.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate weighted average remaining life of below-market leases was 16.7 years and 5.4 years as of December 31, 2017 and 2016, respectively. As of December 31, 2017, estimated amortization expense on below-market leases for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2018	$338,000
2019	310,000
2020	147,000
2021	125,000
2022	125,000
Thereafter	692,000
$1,737,000
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
10. Redeemable Noncontrolling Interests
As of December 31, 2017 and 2016, we owned greater than a 99.99% general partnership interest in our operating partnership, and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. The noncontrolling interest of our advisor in our operating partnership, which has redemption features outside of our control, is accounted for as a redeemable noncontrolling interest and is presented outside of permanent equity in our accompanying consolidated balance sheets. See Note 11, Equity — Noncontrolling Interest of Limited Partner in Operating Partnership, for a further discussion. In addition, see Note 12, Related Party Transactions — Liquidity Stage — Subordinated Participation Interest — Subordinated Distribution Upon Listing, and Note 12, Related Party Transactions — Subordinated Distribution Upon Termination, for a further discussion of the redemption features of the limited partnership units.
On November 1, 2017, we completed the acquisition of Central Florida Senior Housing Portfolio pursuant to a joint venture with an affiliate of Meridian, an unaffiliated third party. Our ownership of the joint venture is approximately 98%. The noncontrolling interest held by Meridian has redemption features outside of our control and is accounted for as redeemable noncontrolling interest in our accompanying consolidated balance sheets.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions; or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the years ended December 31, 2017 and 2016:

	December 31,
	2017	2016
Beginning balance	$2,000	$—
Addition	1,000,000	—
Reclassification from equity	—	2,000
Net loss attributable to redeemable noncontrolling interests	(33,000)	—
Fair value adjustment to redemption value	33,000	—
Ending balance	$1,002,000	$2,000
11. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of December 31, 2017 and 2016, no shares of our preferred stock were issued and outstanding.
Common Stock
Our charter authorizes us to issue 1,000,000,000 shares of our common stock, par value $0.01 per share. We commenced our public offering of shares of our common stock on February 16, 2016, and as of such date we were initially offering to the public up to $3,150,000,000 in shares of our Class T common stock, consisting of up to $3,000,000,000 in shares of our Class T common stock at a price of $10.00 per share in our primary offering and up to $150,000,000 in shares of our Class T common stock for $9.50 per share pursuant to the DRIP. Effective June 17, 2016, we reallocated certain of the unsold shares of our Class T common stock being offered and began offering shares of our Class I common stock, such that we are currently offering up to approximately $2,800,000,000 in shares of Class T common stock and $200,000,000 in shares of Class I common stock in our primary offering, and up to an aggregate of $150,000,000 in shares of our Class T and Class I common stock pursuant to the DRIP. Subsequent to the reallocation, of the 1,000,000,000 shares of common stock authorized, 900,000,000 shares are classified as Class T common stock and 100,000,000 shares are classified as Class I common stock. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and the DRIP, and among classes of stock.
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
On February 6, 2015, our advisor acquired shares of our Class T common stock for total cash consideration of $200,000 and was admitted as our initial stockholder. We used the proceeds from the sale of shares of our Class T common stock to our advisor to make an initial capital contribution to our operating partnership. As of December 31, 2017 and 2016, our advisor owned 20,833 shares of our Class T common stock.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Through December 31, 2017, we had issued 41,218,498 aggregate shares of our Class T and Class I common stock in connection with the primary portion of our offering and 1,008,075 aggregate shares of our Class T and Class I common stock pursuant to the DRIP. We also granted an aggregate of 37,500 shares of our restricted Class T common stock to our independent directors and repurchased 77,746 shares of our common stock under our share repurchase plan through December 31, 2017. As of December 31, 2017 and 2016, we had 42,207,160 and 11,377,439 aggregate shares of our Class T and Class I common stock, respectively, issued and outstanding.
As of December 31, 2017, we had a receivable of $471,000 for offering proceeds, net of selling commissions and dealer manager fees, from our transfer agent, which was received in January 2018.
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
For the years ended December 31, 2017 and 2016, $8,689,000 and $796,000, respectively, in distributions were reinvested and 924,358 and 83,717 shares of our common stock, respectively, were issued pursuant to the DRIP. No reinvestment of distributions were made for the period from January 23, 2015 (Date of Inception) through December 31, 2015. As of December 31, 2017 and 2016, a total of $9,485,000 and $796,000, respectively, in distributions were reinvested that resulted in 1,008,075 and 83,717 shares of our common stock, respectively, being issued pursuant to the DRIP.
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
All repurchases of our shares of common stock are subject to a one-year holding period, except for repurchases made in connection with a stockholder’s death or “qualifying disability,” as defined in our share repurchase plan. Further, all share repurchases are repurchased following a one-year holding period at a price between 92.5% to 100% of each stockholder’s repurchase amount depending on the period of time their shares have been held. During our offering, the repurchase amount for shares repurchased under our share repurchase plan shall be equal to the lesser of (i) the amount per share that a stockholder paid for their shares of our common stock, or (ii) the per share offering price in our offering. If we are no longer engaged in an offering, the repurchase amount for shares repurchased under our share repurchase plan will be determined by our board of directors. However, if shares of our common stock are repurchased in connection with a stockholder’s death or qualifying disability, the repurchase price will be no less than 100% of the price paid to acquire the shares of our common stock from us. Furthermore, our share repurchase plan provides that if there are insufficient funds to honor all repurchase requests, pending requests will be honored among all requests for repurchase in any given repurchase period, as follows: first, pro rata as to repurchases sought upon a stockholder’s death; next, pro rata as to repurchases sought by stockholders with a qualifying disability; and, finally, pro rata as to other repurchase requests.
As of and for the year ended December 31, 2017, we received share repurchase requests and repurchased 77,746 shares of our common stock for an aggregate of $735,000 at an average repurchase price of $9.45 per share. All shares were repurchased using proceeds we received from the sale of shares of our common stock pursuant to the DRIP. No share repurchases were requested or made for the year ended December 31, 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2015 Incentive Plan
In February 2016, we adopted our incentive plan, pursuant to which our board of directors or a committee of our independent directors may make grants of options, restricted shares of common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 4,000,000 shares. For the years ended December 31, 2017 and 2016, we granted 22,500 and 15,000 shares of our restricted Class T common stock, respectively, at a weighted average grant date fair value of $10.00 per share, to our independent directors in connection with their election or re-election to our board of directors, or in consideration for their past services rendered. Such shares vested 20.0% immediately on the grant date and 20.0% will vest on each of the first four anniversaries of the grant date. For the years ended December 31, 2017 and 2016, we recognized stock compensation expense of $131,000 and $80,000, respectively, which is included in general and administrative in our accompanying consolidated statements of operations. We did not incur compensation expense for the period from January 23, 2015 (Date of Inception) through December 31, 2015.
Offering Costs
Selling Commissions
Generally, we pay our dealer manager selling commissions of up to 3.0% of the gross offering proceeds from the sale of Class T shares of our common stock pursuant to our primary offering. To the extent that selling commissions are less than 3.0% of the gross offering proceeds for any Class T shares sold, such reduction in selling commissions will be accompanied by a corresponding reduction in the applicable per share purchase price for purchases of such shares. No selling commissions are payable on Class I shares or shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the years ended December 31, 2017 and 2016, we incurred $8,329,000 and $3,045,000, respectively, in selling commissions to our dealer manager. Such commissions were charged to stockholders’ equity as such amounts were paid to our dealer manager from the gross proceeds of our offering. We did not incur any selling commissions to our dealer manager for the period from January 23, 2015 (Date of Inception) through December 31, 2015.
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
For the years ended December 31, 2017 and 2016, we incurred $2,844,000 and $1,106,000, respectively, in dealer manager fees to our dealer manager. Such fees were charged to stockholders’ equity as such amounts were paid to our dealer manager or its affiliates from the gross proceeds of our offering. We did not incur any dealer manager fees to our dealer manager for the period from January 23, 2015 (Date of Inception) through December 31, 2015. See Note 12, Related Party Transactions — Offering Stage — Dealer Manager Fee, for a further discussion of the dealer manager fee funded by our advisor.
Stockholder Servicing Fee
We pay our dealer manager a quarterly stockholder servicing fee with respect to our Class T shares sold as additional compensation to the dealer manager and participating broker-dealers. No stockholder servicing fee shall be paid with respect to Class I shares or shares of our common stock sold pursuant to the DRIP. The stockholder servicing fee accrues daily in an

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
For the years ended December 31, 2017 and 2016, we incurred $10,421,000 and $4,052,000, respectively, in stockholder servicing fees to our dealer manager. We did not incur any stockholder servicing fee to our dealer manager for the period from January 23, 2015 (Date of Inception) through December 31, 2015. As of December 31, 2017 and 2016, we accrued $12,611,000 and $3,973,000, respectively, in connection with the stockholder servicing fee payable, which is included in accounts payable and accrued liabilities with a corresponding offset to stockholders’ equity in our accompanying consolidated balance sheets.
Noncontrolling Interest of Limited Partner in Operating Partnership
On February 6, 2015, our advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for Class T partnership units. Upon the effectiveness of the Advisory Agreement on February 16, 2016, Griffin-American Healthcare REIT IV Advisor became our advisor. As our advisor, Griffin-American Healthcare REIT IV Advisor is entitled to redemption rights of its limited partnership units. Therefore, as of February 16, 2016, such limited partnership units no longer meet the criteria for classification within the equity section of our accompanying consolidated balance sheets, and as such, were reclassified outside of permanent equity, as a mezzanine item, in our accompanying consolidated balance sheets. See Note 10, Redeemable Noncontrolling Interests, for a further discussion. As of December 31, 2017 and 2016, our advisor owned all of our 208 Class T partnership units outstanding.
12. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and one of our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings; however, we are not affiliated with Griffin Capital, our dealer manager, Colony NorthStar or Mr. Flaherty. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. Our board of directors, including a majority of our independent directors, has reviewed the material transactions between our affiliates and us during the year ended December 31, 2017. Set forth below is a description of the transactions with affiliates. We believe that we have executed all of the transactions set forth below on terms that are fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties. For the years ended December 31, 2017 and 2016, we incurred $17,650,000 and $9,112,000, respectively, in fees and expenses to our affiliates as detailed below. We did not incur any fees and expenses to our affiliates for the period from January 23, 2015 (Date of Inception) through December 31, 2015.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

advisor intends to recoup the portion of the dealer manager fee it funds through the receipt of the Contingent Advisor Payment from us, as described below, through the payment of acquisition fees.
For the years ended December 31, 2017 and 2016, we incurred $5,851,000 and $2,212,000, respectively, payable to our advisor as part of the Contingent Advisor Payment in connection with the dealer manager fee that our advisor had incurred. Such fee was charged to stockholders’ equity as incurred with a corresponding offset to accounts payable due to affiliates in our accompanying consolidated balance sheets. We did not incur any dealer manager fees to our advisor for the period from January 23, 2015 (Date of Inception) through December 31, 2015. See Note 11, Equity — Offering Costs — Dealer Manager Fee, for a further discussion of the dealer manager fee funded by us.
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
For the years ended December 31, 2017 and 2016, we incurred $1,583,000 and $3,192,000, respectively, payable to our advisor as part of the Contingent Advisor Payment in connection with the other organizational and offering expenses that our advisor had incurred. Such expenses were charged to stockholders’ equity as incurred with a corresponding offset to accounts payable due to affiliates in our accompanying consolidated balance sheets. We did not incur any other organizational and offering expenses to our advisor or its affiliates for the period from January 23, 2015 (Date of Inception) through December 31, 2015.
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
The base acquisition fee in connection with the acquisition of properties accounted for as business combinations is expensed as incurred and included in acquisition related expenses in our accompanying consolidated statements of operations. The base acquisition fee in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments is capitalized as part of the associated investment in our accompanying consolidated balance sheets. For the years ended December 31, 2017 and 2016, we paid base acquisition fees of $7,342,000 and $3,124,000, respectively, to our advisor. We did not pay any base acquisition fees to our advisor for the period from January 23, 2015 (Date

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Inception) through December 31, 2015. As of December 31, 2017 and 2016, we recorded $7,744,000 and $5,404,000, respectively, as part of the Contingent Advisor Payment, which is included in accounts payable due to affiliates with a corresponding offset to stockholders’ equity in our accompanying consolidated balance sheets. As of December 31, 2017, we have paid $5,095,000 in Contingent Advisor Payments to our advisor. For a further discussion of amounts paid in connection with the Contingent Advisor Payment, see “Dealer Manager Fee” and “Other Organizational and Offering Expenses,” above. In addition, see Note 3, Real Estate Investments, Net, for a further discussion.
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
For the years ended December 31, 2017 and 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015, we did not incur any development fees to our advisor or its affiliates.
Reimbursement of Acquisition Expenses
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets, which are reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees, total development costs and real estate commissions paid to unaffiliated third parties will not exceed, in the aggregate, 6.0% of the contract purchase price of the property or real estate-related investments, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction. For the years ended December 31, 2017 and 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015, such fees and expenses paid did not exceed 6.0% of the contract purchase price of our property acquisitions, except with respect to our acquisitions of Auburn MOB, Pottsville MOB, Lafayette Assisted Living Portfolio and Athens MOB, which excess fees were approved by our directors as set forth above. For a further discussion, see Note 3, Real Estate Investments, Net.
Reimbursements of acquisition expenses in connection with the acquisition of properties accounted for as business combinations are expensed as incurred and included in acquisition related expenses in our accompanying consolidated statements of operations. Reimbursements of acquisition expenses in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments are capitalized as part of the associated investment in our accompanying consolidated balance sheets. For the year ended December 31, 2017, we incurred $2,000 in acquisition expenses to our advisor or its affiliates. We did not incur any such acquisition expenses to our advisor or its affiliates for the year ended December 31, 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015.
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
For the years ended December 31, 2017 and 2016, we incurred $2,344,000 and $151,000, respectively, in asset management fees to our advisor. We did not incur any asset management fees to our advisor or its affiliates for the period from January 23, 2015 (Date of Inception) through December 31, 2015. Our advisor agreed to waive certain asset management fees that may otherwise have been due to our advisor pursuant to the Advisory Agreement until such time as the amount of such waived asset management fees was equal to the amount of distributions payable to our stockholders for the period beginning on May 1, 2016 and ending on the date of the acquisition of our first property or real estate-related investment, as such terms are defined in the Advisory Agreement. We purchased our first property in June 2016. As such, the asset management fees of $80,000 that would have been incurred through December 2016 were waived by our advisor. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees. Asset management fees are included in general and administrative in our accompanying consolidated statements of operations.

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
Property management fees are included in property operating expenses and rental expenses in our accompanying consolidated statements of operations. For the years ended December 31, 2017 and 2016, we incurred property management fees of $381,000 and $47,000, respectively, to American Healthcare Investors. We did not incur any property management fees to our advisor or its affiliates for the period from January 23, 2015 (Date of Inception) through December 31, 2015.
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
Lease fees are capitalized as lease commissions, which are included in other assets, net in our accompanying consolidated balance sheets, and amortized over the term of the lease. For the year ended December 31, 2017, we incurred lease fees of $64,000. For the year ended December 31, 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015, we did not incur any lease fees to our advisor or its affiliates.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, we pay our advisor or its affiliates a construction management fee of up to 5.0% of the cost of such improvements. Construction management fees are capitalized as part of the associated asset and included in real estate investments, net in our accompanying consolidated balance sheets or are expensed and included in our accompanying consolidated statements of operations, as applicable. For the year ended December 31, 2017, we incurred construction management fees of $1,000. For the year ended December 31, 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015, we did not incur any construction management fees to our advisor or its affiliates.
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
Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.3% and 27.9%, respectively, for the 12 months ended December 31, 2017; however, we did not exceed the aforementioned limitation as 2.0% of our average invested assets was greater than 25.0% of our net income.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2017 and 2016, our advisor incurred operating expenses on our behalf of $82,000 and $386,000, respectively. Our advisor or its affiliates did not incur any operating expenses on our behalf for the period from January 23, 2015 (Date of Inception) through December 31, 2015. Operating expenses are generally included in general and administrative in our accompanying consolidated statements of operations.
Compensation for Additional Services
We pay our advisor and its affiliates for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated parties for similar services. For the years ended December 31, 2017 and 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015, our advisor and its affiliates were not compensated for any additional services.
Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, we pay our advisor or its affiliates a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the years ended December 31, 2017 and 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015, we did not incur any disposition fees to our advisor or its affiliates.
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, we will pay our advisor a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the remaining net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of: (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan); plus (ii) an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the years ended December 31, 2017 and 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015, we did not pay any such distributions to our advisor.
Subordinated Distribution Upon Listing
Upon the listing of shares of our common stock on a national securities exchange, in redemption of our advisor’s limited partnership units, we will pay our advisor a distribution equal to 15.0% of the amount by which: (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash equal to an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing, among other factors. For the years ended December 31, 2017 and 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015, we did not pay any such distributions to our advisor.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition, our advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing or other liquidity event, including a liquidation, sale of substantially all of our assets or merger in which our stockholders receive in exchange for their shares of our common stock, shares of a company that are traded on a national securities exchange.
As of December 31, 2017 and 2016, we did not have any liability related to the subordinated distribution upon termination.
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
On December 30, 2016, Messrs. Hanson, Prosky and Streiff each executed stock purchase plans for the purchase of shares of our Class I common stock, or the 2017 Stock Purchase Plans, on terms similar to their 2016 Stock Purchase Plans. In addition, on December 30, 2016, Mr. Oh, as well as Wendie Newman and Christopher M. Belford, both of whom were appointed as our Vice Presidents of Asset Management as of June 2017, each executed similar 2017 Stock Purchase Plans whereby they each irrevocably agreed to invest a portion of their net after-tax base salary or a portion of their net after-tax base salary and cash bonus compensation, ranging from 5.0% to 15.0%, earned as employees of American Healthcare Investors directly into our company by purchasing shares of our Class I common stock. The 2017 Stock Purchase Plans terminated on December 31, 2017.
Purchases of shares of our Class I common stock pursuant to the 2017 Stock Purchase Plans commenced beginning with the officers’ regularly scheduled payroll payment on January 23, 2017. The shares of Class I common stock were purchased pursuant to the 2017 Stock Purchase Plans at a price of $9.21 per share, reflecting the purchase price of shares of Class I common stock offered to the public reduced by the dealer manager fees funded by us. No selling commissions, dealer manager fees (including the portion of such dealer manager fees funded by our advisor) or stockholder servicing fees were paid with respect to such sales of our Class I common stock.
On December 31, 2017, Messrs. Hanson, Prosky, and Streiff each executed stock purchase plans for the purchase of shares of our Class I common stock, or the 2018 Stock Purchase Plans, on terms similar to their 2017 Stock Purchase Plans. In addition, on December 31, 2017, four Executive Vice Presidents of American Healthcare Investors, including Messrs. Oh and Belford, Ms. Newman and Brian S. Peay, our Chief Financial Officer, each executed similar 2018 Stock Purchase Plans whereby they each irrevocably agreed to invest a portion of their net after-tax base salary or a portion of their net after-tax base salary and cash bonus compensation, ranging from 5.0% to 15.0%, earned on or after January 1, 2018 as employees of American Healthcare Investors directly into shares of our Class I common stock. The 2018 Stock Purchase Plans terminate on December 31, 2018 or earlier upon the occurrence of certain events, such as any earlier termination of our public offering of securities, unless otherwise renewed or extended.
Purchases of shares of our Class I common stock pursuant to the 2018 Stock Purchase Plans commenced beginning with the first regularly scheduled payroll payment on January 22, 2018. The shares of Class I common stock will be purchased pursuant to the 2018 Stock Purchase Plans at a per share purchase price equal to the per share purchase price of our Class I common stock, which is currently $9.21 per share. No selling commissions, dealer manager fees (including the portion of such dealer manager fees funded by our advisor) or stockholder servicing fees will be paid with respect to such sales of our Class I common stock.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2017 and 2016, our officers invested the following amounts and we issued the following shares of our Class T and Class I common stock pursuant to the applicable stock purchase plan:

		Years Ended December 31,
		2017		2016
Officer’s Name	Title	Amount	Shares	Amount	Shares
Jeffrey T. Hanson	Chief Executive Officer and Chairman of the Board of Directors	$263,000	28,464	$184,000	19,213
Danny Prosky	President and Chief Operating Officer	272,000	29,480	204,000	21,265
Mathieu B. Streiff	Executive Vice President and General Counsel	263,000	28,462	199,000	20,707
Stefan K.L. Oh	Executive Vice President of Acquisitions	32,000	3,416	23,000	2,447
Christopher M. Belford	Vice President of Asset Management	65,000	7,014	18,000	1,828
Wendie Newman	Vice President of Asset Management	8,000	828	—	—
		$903,000	97,664	$628,000	65,460
Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of December 31, 2017 and 2016:

	December 31,
Fee	2017	2016
Contingent Advisor Payment	$7,744,000	$5,404,000
Asset management fees	316,000	83,000
Property management fees	43,000	24,000
Lease commissions	8,000	—
Operating expenses	6,000	20,000
Construction management fees	1,000	—
	$8,118,000	$5,531,000
13. Fair Value Measurements
Financial Instruments Disclosed at Fair Value
ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under ASC Topic 820.
Our accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts and other receivables, restricted cash, real estate deposits, accounts payable and accrued liabilities, accounts payable due to affiliates, mortgage loans payable and borrowings under the Corporate Line of Credit.
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
The fair value of our mortgage loans payable and the Corporate Line of Credit is estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that our mortgage loans payable and the Corporate Line of Credit are classified in Level 2 within the fair value hierarchy.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts and estimated fair values of such financial instruments as of December 31, 2017 and 2016 were as follows:

	December 31,
	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Mortgage loans payable	$11,567,000	$11,819,000	$3,965,000	$4,131,000
Line of credit and term loan	$82,644,000	$84,088,000	$32,957,000	$33,899,000
14. Income Taxes and Distributions
As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. We have elected to treat certain of our consolidated subsidiaries as TRSs, pursuant to the Code. TRSs may participate in services that would otherwise be considered impermissible for REITs and are subject to federal and state income tax at regular corporate tax rates. We did not incur income taxes for the years ended December 31, 2017 and 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015.
Current Income Tax
Federal and state income taxes are generally a function of the level of income recognized by our TRSs.
Deferred Taxes
Deferred income tax is generally a function of the period’s temporary differences (primarily basis differences between tax and financial reporting for real estate assets and equity investments) and generation of tax net operating losses that may be realized in future periods depending on sufficient taxable income.
We apply the rules under ASC 740-10, Accounting for Uncertainty in Income Taxes, or ASC 740-10, for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Pursuant to these rules, we will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of December 31, 2017 and 2016, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying consolidated financial statements.
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of December 31, 2017, our valuation allowance fully reserves the net deferred tax asset due to inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.
On December 22, 2017, the President signed into law the Tax Act. In accordance with ASC 740-10, we recognized the effects of the new legislation in the period that included the date of enactment. The Tax Act's impact on the year ended December 31, 2017 lowered the federal rate to 21%. This change in rate is reflected in our net deferred tax asset and valuation allowance at December 31, 2017.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Any increases or decreases to the deferred income tax assets or liabilities are reflected in income tax expense (benefit) in our accompanying consolidated statements of operations. We did not have deferred tax assets or liabilities as of December 31, 2016. The components of deferred tax assets as of December 31, 2017 was as follows:

Amount
Deferred income tax assets:
Fixed assets & intangibles	$388,000
Expense accruals & other	(41,000)
Net operating loss	129,000
Valuation allowances	(476,000)
Total deferred income tax assets	$—
Tax Treatment of Distributions
For federal income tax purposes, distributions to stockholders are characterized as ordinary income, capital gain distributions or nontaxable distributions. Nontaxable distributions will reduce U.S. stockholders’ basis (but not below zero) in their shares. For the period from January 23, 2015 (Date of Inception) through December 31, 2015, we did not incur any distributions to our stockholders. The income tax treatment for distributions reportable for the years ended December 31, 2017 and 2016 was as follows:

	Years Ended December 31,
	2017		2016
Ordinary income	$6,021,000	39.9%	$—	—%
Capital gain	—	—	—	—
Return of capital	9,055,000	60.1	1,345,000	100
	$15,076,000	100%	$1,345,000	100%
Amounts listed above do not include distributions paid on nonvested shares of our restricted common stock which have been separately reported.
15. Future Minimum Rent
Rental Income
We have operating leases with tenants that expire at various dates through 2032 and in some cases are subject to scheduled fixed increases or adjustments based on a consumer price index. Generally, our leases grant tenants renewal options. Our leases also generally provide for additional rents based on certain operating expenses. Future minimum base rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2017 for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2018	$33,200,000
2019	34,182,000
2020	33,585,000
2021	32,653,000
2022	30,652,000
Thereafter	156,464,000
$320,736,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rental Expense
We have ground and other lease obligations that generally require fixed annual rental payments and may also include escalation clauses and renewal options. These leases expire at various dates through 2107, excluding extension options. Future minimum lease obligations under non-cancelable ground and other lease obligations as of December 31, 2017 for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2018	$245,000
2019	246,000
2020	246,000
2021	246,000
2022	246,000
Thereafter	11,220,000
$12,449,000
16. Business Combinations
For the year ended December 31, 2017, none of our property acquisitions were accounted for as business combinations. See Note 3, Real Estate Investments, Net, for a discussion of our 2017 property acquisitions accounted for as asset acquisitions. For the year ended December 31, 2016, using net proceeds from our offering and debt financing, we completed nine property acquisitions comprising 12 buildings, which were accounted for as business combinations. The aggregate contract purchase price for these property acquisitions was $138,820,000, plus closing costs and base acquisition fees of $4,502,000, which are included in acquisition related expenses in our accompanying consolidated statements of operations. In addition, we incurred Contingent Advisor Payments of $3,123,000 to our advisor for these property acquisitions. See Note 12, Related Party Transactions, for a further discussion of the Contingent Advisor Payment. We did not complete any property acquisitions for the period from January 23, 2015 (Date of Inception) through December 31, 2015.
Results of operations for our property acquisitions during the year ended December 31, 2016 are reflected in our accompanying consolidated statements of operations for the period from the date of acquisition of each property through December 31, 2016. For the period from the acquisition date through December 31, 2016, we recognized the following amounts of revenue and net income (loss) for the property acquisitions:

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
17. Segment Reporting
ASC Topic 280 establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2016; senior housing facility in December 2016; and senior housing— RIDEA facility in November 2017, we established a new reportable segment at each such time. As of December 31, 2017, we evaluated our

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business and made resource allocations based on three reportable business segments — medical office buildings, senior housing and senior housing — RIDEA.
Our medical office buildings are typically leased to multiple tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). Our senior housing facilities are primarily single-tenant properties for which we lease the facilities to unaffiliated tenants under “triple-net” and generally “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Our senior housing — RIDEA properties include senior housing facilities that are owned and operated utilizing a RIDEA structure.
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
We had no operations during the period from January 23, 2015 (Date of Inception) through December 31, 2015. Summary information for the reportable segments during the years ended December 31, 2017 and 2016 was as follows:

	Medical Office Buildings	Senior Housing	Senior Housing — RIDEA	Year Ended December 31, 2017
Revenues:
Real estate revenue	$22,320,000	$5,450,000	$—	$27,770,000
Resident fees and services	—	—	5,563,000	5,563,000
Total revenues	22,320,000	5,450,000	5,563,000	33,333,000
Expenses:
Rental expenses	6,694,000	598,000	—	7,292,000
Property operating expenses	—	—	4,203,000	4,203,000
Segment net operating income	$15,626,000	$4,852,000	$1,360,000	$21,838,000
Expenses:
General and administrative				$4,338,000
Acquisition related expenses				655,000
Depreciation and amortization				13,639,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt premium)				(2,699,000)
Interest income				1,000
Net income				$508,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Medical Office Buildings	Senior Housing	Senior Housing — RIDEA	Year Ended December 31, 2016
Revenue:
Real estate revenue	$3,029,000	$127,000	$—	$3,156,000
Expenses:
Rental expenses	887,000	11,000	—	898,000
Segment net operating income	$2,142,000	$116,000	$—	$2,258,000
Expenses:
General and administrative				$1,221,000
Acquisition related expenses				4,745,000
Depreciation and amortization				1,252,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt premium)				(514,000)
Net loss				$(5,474,000)
Assets by reportable segment as of December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
Medical office buildings	$262,260,000	$123,223,000
Senior housing — RIDEA	115,402,000	—
Senior housing	98,519,000	16,758,000
Other	3,972,000	2,777,000
Total assets	$480,153,000	$142,758,000
18. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, accounts and other receivables, restricted cash and real estate deposits. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of December 31, 2017 and 2016, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. In general, we perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of December 31, 2017, three states in the United States accounted for 10.0% or more of our annualized base rent or annualized net operating income of our total property portfolio. Our properties located in Florida, Nevada and Alabama accounted for approximately 23.3%, 13.2% and 11.8%, respectively, of the annualized base rent or annualized net operating income of our total property portfolio. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
Based on leases in effect as of December 31, 2017, our three reportable business segments, medical office buildings, senior housing — RIDEA and senior housing accounted for 59.0%, 23.3% and 17.7%, respectively, of our annualized base rent or annualized net operating income.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2017, we had two tenants that accounted for 10.0% or more of our annualized base rent or annualized net operating income of our total property portfolio, as follows:

Tenant	Annualized Base Rent(1)	Percentage of Annualized Base Rent	Acquisition	Reportable Segment	GLA (Sq Ft)	Lease Expiration Date
Colonial Oaks Master Tenant, LLC	$4,112,000	11.6%	Lafayette Assisted Living Portfolio and Northern California Senior Housing Portfolio	Senior Housing	215,000	06/30/32
Prime Healthcare Services – Reno	$3,798,000	10.7%	Reno MOB	Medical Office	145,000	Multiple
___________

(1)
Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2017. The loss of any of these tenants or their inability to pay rent could have a material adverse effect on our business and results of operations.

19. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $12,000 and $5,000 for the years ended December 31, 2017 and 2016, respectively. For the period from January 23, 2015 (Date of Inception) through December 31, 2015, we did not allocate any distributions to participating securities. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock. As of December 31, 2017 and 2016, there were 27,000 and 12,000 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of December 31, 2017, there were 208 units of redeemable limited partnership units of our operating partnership outstanding, but such units were excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.
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

	Quarters Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Revenues	$14,595,000	$8,488,000	$6,198,000	$4,052,000
Expenses	(14,285,000)	(6,954,000)	(5,169,000)	(3,719,000)
Other expense	(1,092,000)	(780,000)	(408,000)	(418,000)
Net (loss) income	(782,000)	754,000	621,000	(85,000)
Less: net loss attributable to redeemable noncontrolling interests	33,000	—	—	—
Net (loss) income attributable to controlling interest	$(749,000)	$754,000	$621,000	$(85,000)
Net (loss) income per Class T and Class I common share attributable to controlling interest — basic and diluted	$(0.02)	$0.02	$0.03	$(0.01)
Weighted average number of Class T and Class I common shares outstanding — basic and diluted	39,409,207	32,593,321	24,035,973	14,655,107

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarters Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Revenues	$2,818,000	$312,000	$26,000	$—
Expenses	(4,979,000)	(2,348,000)	(639,000)	(150,000)
Other expense	(458,000)	(56,000)	—	—
Net loss	(2,619,000)	(2,092,000)	(613,000)	(150,000)
Less: net loss attributable to redeemable noncontrolling interest	—	—	—	—
Net loss attributable to controlling interest	$(2,619,000)	$(2,092,000)	$(613,000)	$(150,000)
Net loss per Class T and Class I common share attributable to controlling interest — basic and diluted	$(0.31)	$(0.62)	$(0.96)	$(7.20)
Weighted average number of Class T and Class I common shares outstanding — basic and diluted	8,450,304	3,357,979	635,808	20,833
21. Subsequent Events
Status of Our Offering
As of March 2, 2018, we had received and accepted subscriptions in our offering for 44,971,581 aggregate shares of our Class T and Class I common stock, or $447,443,000, excluding shares of our common stock issued pursuant to the DRIP.
Property Acquisition
Subsequent to December 31, 2017, we completed one property acquisition comprising two facilities from unaffiliated third parties and established a new reportable segment, skilled nursing, at such time. The following is a summary of our property acquisition subsequent to December 31, 2017:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Corporate Line of Credit(2)	Total Acquisition Fee(3)
Central Wisconsin Senior Care Portfolio	Sun Prairie and Waunakee, WI	Skilled Nursing	03/01/18	$22,600,000	$22,600,000	$1,018,000
___________

(1)	We own 100% of our property acquired subsequent to December 31, 2017.

(2)	Represents a borrowing under the Corporate Line of Credit at the time of acquisition.

(3)
Our advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our property, a base acquisition fee upon the closing of the acquisition of 2.25% of the contract purchase price upon the closing of the acquisition. In addition, the total acquisition fee includes a Contingent Advisor Payment in the amount of 2.25% of the contract purchase price of the property acquired, which shall be paid by us to our advisor, subject to the satisfaction of certain conditions. See Note 12, Related Party Transactions — Acquisition and Development Stage — Acquisition Fee, for a further discussion.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION
December 31, 2017

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(d)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(c)	Accumulated Depreciation (e)(f)	Date of Construction	Date Acquired
Auburn MOB (Medical Office)	Auburn, CA	$—	$406,000	$4,600,000	$28,000	$406,000	$4,628,000	$5,034,000	$(243,000)	1997	06/28/16
Pottsville MOB (Medical Office)	Pottsville, PA	—	1,493,000	7,050,000	17,000	1,493,000	7,067,000	8,560,000	(357,000)	2004	09/16/16
Charlottesville MOB (Medical Office)	Charlottesville, VA	—	4,768,000	13,330,000	—	4,768,000	13,330,000	18,098,000	(612,000)	2001	09/22/16
Rochester Hills MOB (Medical Office)	Rochester Hills, MI	3,653,000	1,727,000	5,763,000	15,000	1,727,000	5,778,000	7,505,000	(300,000)	1990	09/29/16
Cullman MOB III (Medical Office)	Cullman, AL	—	—	13,989,000	21,000	—	14,010,000	14,010,000	(518,000)	2010	09/30/16
Iron MOB Portfolio (Medical Office)	Cullman, AL	—	—	10,237,000	179,000	—	10,416,000	10,416,000	(513,000)	1994	10/13/16
	Cullman, AL	—	—	6,906,000	39,000	—	6,945,000	6,945,000	(352,000)	1998	10/13/16
	Sylacauga, AL	—	—	7,907,000	44,000	—	7,951,000	7,951,000	(282,000)	1997	10/13/16
Mint Hill MOB (Medical Office)	Mint Hill, NC	—	—	16,585,000	666,000	—	17,251,000	17,251,000	(735,000)	2007	11/14/16
Lafayette Assisted Living Portfolio (Senior Housing)	Lafayette, LA	—	1,328,000	8,225,000	71,000	1,328,000	8,296,000	9,624,000	(263,000)	1996	12/01/16
	Lafayette, LA	—	980,000	4,244,000	—	980,000	4,244,000	5,224,000	(146,000)	2014	12/01/16
Evendale MOB (Medical Office)	Evendale, OH	—	1,620,000	7,583,000	380,000	1,620,000	7,963,000	9,583,000	(365,000)	1988	12/13/16
Battle Creek MOB (Medical Office)	Battle Creek, MI	—	960,000	5,717,000	80,000	960,000	5,797,000	6,757,000	(253,000)	1996	03/10/17
Reno MOB (Medical Office)	Reno, NV	—	—	64,718,000	133,000	—	64,851,000	64,851,000	(1,544,000)	2005	03/13/17
Athens MOB Portfolio (Medical Office)	Athens, GA	—	809,000	5,227,000	31,000	809,000	5,258,000	6,067,000	(132,000)	2006	05/18/17
	Athens, GA	—	1,084,000	8,772,000	38,000	1,084,000	8,810,000	9,894,000	(174,000)	2006	05/18/17
SW Illinois Senior Housing Portfolio (Senior Housing)	Columbia, IL	—	1,086,000	9,651,000	3,000	1,086,000	9,654,000	10,740,000	(200,000)	2007	05/22/17
	Columbia, IL	—	121,000	1,656,000	—	121,000	1,656,000	1,777,000	(30,000)	1999	05/22/17
	Millstadt, IL	—	203,000	3,827,000	—	203,000	3,827,000	4,030,000	(68,000)	2004	05/22/17
	Red Bud, IL	—	198,000	3,553,000	51,000	198,000	3,604,000	3,802,000	(64,000)	2006	05/22/17
	Waterloo, IL	—	470,000	8,369,000	—	470,000	8,369,000	8,839,000	(144,000)	2012	05/22/17
Lawrenceville MOB (Medical Office)	Lawrenceville, GA	7,981,000	1,363,000	9,099,000	5,000	1,363,000	9,104,000	10,467,000	(198,000)	2005	06/12/17
Northern California Senior Housing Portfolio (Senior Housing)	Belmont, CA	—	10,760,000	13,631,000	—	10,760,000	13,631,000	24,391,000	(201,000)	1958/2000	06/28/17
	Fairfield, CA	—	317,000	6,584,000	—	317,000	6,584,000	6,901,000	(101,000)	1974	06/28/17
	Menlo Park, CA	—	5,188,000	2,177,000	5,000	5,188,000	2,182,000	7,370,000	(31,000)	1945	06/28/17
	Sacramento, CA	—	1,266,000	2,818,000	702,000	1,266,000	3,520,000	4,786,000	(50,000)	1978	06/28/17
Roseburg MOB (Medical Office)	Roseburg, OR	—	—	20,925,000	2,000	—	20,927,000	20,927,000	(329,000)	2003	06/29/17

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2017

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(d)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(c)	Accumulated Depreciation (e)(f)	Date of Construction	Date Acquired
Fairfield County MOB Portfolio (Medical Office)	Stratford, CT	$—	$1,011,000	$3,538,000	$16,000	$1,011,000	$3,554,000	$4,565,000	$(48,000)	1963	09/29/17
	Trumbull, CT	—	2,250,000	6,879,000	7,000	2,250,000	6,886,000	9,136,000	(83,000)	1987	09/29/17
Central Florida Senior Housing Portfolio (Senior Housing — RIDEA)	Bradenton, FL	—	1,058,000	5,118,000	7,000	1,058,000	5,125,000	6,183,000	(32,000)	1973/1983	11/01/17
	Brooksville, FL	—	1,377,000	10,217,000	13,000	1,377,000	10,230,000	11,607,000	(74,000)	1960/2007	11/01/17
	Brooksville, FL	—	934,000	6,550,000	8,000	934,000	6,558,000	7,492,000	(39,000)	2008	11/01/17
	Lake Placid, FL	—	949,000	3,476,000	5,000	949,000	3,481,000	4,430,000	(24,000)	2008	11/01/17
	Lakeland, FL	—	528,000	17,541,000	18,000	528,000	17,559,000	18,087,000	(86,000)	1985	11/01/17
	Pinellas Park, FL	—	1,118,000	9,005,000	11,000	1,118,000	9,016,000	10,134,000	(57,000)	2016	11/01/17
	Sanford, FL	—	2,782,000	10,019,000	14,000	2,782,000	10,033,000	12,815,000	(56,000)	1984	11/01/17
	Spring Hill, FL	—	930,000	6,241,000	8,000	930,000	6,249,000	7,179,000	(36,000)	1988	11/01/17
	Winter Haven, FL	—	3,118,000	21,973,000	31,000	3,118,000	22,004,000	25,122,000	(145,000)	1984	11/01/17
		$11,634,000	$52,202,000	$373,700,000	$2,648,000	$52,202,000	$376,348,000	$428,550,000	$(8,885,000)
 ________________

(a)	We own 100% of our properties as of December 31, 2017, with the exception of Central Florida Senior Housing Portfolio.

(b)	The cost capitalized subsequent to acquisition is shown net of dispositions.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2017

(c)	The changes in total real estate for the years ended December 31, 2017 and 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015 are as follows:

Amount
Balance — January 23, 2015 (Date of Inception)	$—
Acquisitions	—
Additions	—
Dispositions	—
Balance — December 31, 2015	$—
Acquisitions	$118,741,000
Additions	23,000
Dispositions	—
Balance — December 31, 2016	$118,764,000
Acquisitions	$307,384,000
Additions	2,476,000
Dispositions	(74,000)
Balance — December 31, 2017	$428,550,000

(d)	As of December 31, 2017, for federal income tax purposes, the aggregate cost of our properties is $465,764,000.

(e)	The changes in accumulated depreciation for the years ended December 31, 2017 and 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015 are as follows:

Amount
Balance — January 23, 2015 (Date of Inception)	$—
Additions	—
Dispositions	—
Balance — December 31, 2015	$—
Additions	$822,000
Dispositions	—
Balance — December 31, 2016	$822,000
Additions	$8,090,000
Dispositions	(27,000)
Balance — December 31, 2017	$8,885,000

(f)
The cost of buildings and capital improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and capital improvements, up to 39 years, and the cost for tenant improvements is depreciated over the shorter of the lease term or useful life, up to 15 years. Furniture, fixtures and equipment is depreciated over the estimated useful life, up to 7 years.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
EXHIBITS LIST
December 31, 2017

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the period ended December 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Third Articles of Amendment and Restatement of Griffin-American Healthcare REIT IV, Inc., dated December 28, 2015 (included as Exhibit 3.1 to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-205960) filed January 5, 2016 and incorporated herein by reference)

3.2
Articles Supplementary of Griffin-American Healthcare REIT IV, Inc. filed May 25, 2016 (included as Exhibit 3.1 to our Current Report on Form 8-K filed May 26, 2016 and incorporated herein by reference)

3.3
Second Amended and Restated Bylaws of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 3.2 to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-205960) filed January 5, 2016 and incorporated herein by reference)

4.1
Form of Subscription Agreement of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.1 to Post-effective Amendment No. 9 to our Registration Statement on Form S-11 (File No. 333-205960) filed November 29, 2017 and incorporated herein by reference)

4.2
Amended and Restated Distribution Reinvestment Plan of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.2 to Post-effective Amendment No. 9 to our Registration Statement on Form S-11 (File No. 333-205960) filed November 29, 2017 and incorporated herein by reference)

4.3
Share Repurchase Plan of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.3 to Post-effective Amendment No. 9 to our Registration Statement on Form S-11 (File No. 333-205960) filed November 29, 2017 and incorporated herein by reference)

4.4
Escrow Agreement by and among Griffin-American Healthcare REIT IV, Inc., Griffin Capital Securities, LLC and UMB Bank, N.A., dated February 16, 2016 (included as Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed March 7, 2016 and incorporated herein by reference)

10.1
Amended and Restated Agreement of Limited Partnership of Griffin-American Healthcare REIT IV Holdings, LP, dated February 16, 2016 (included as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed March 7, 2016 and incorporated herein by reference)

10.2
Amendment No. 1 to Amended and Restated Limited Partnership Agreement of Griffin-American Healthcare REIT IV Holdings, LP, dated June 17, 2016 (included as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed August 10, 2016 and incorporated herein by reference)

10.3
Dealer Manager Agreement by and among Griffin-American Healthcare REIT IV, Inc., Griffin Capital Securities, LLC and Griffin-American Healthcare REIT IV Advisor, LLC, dated February 16, 2016 (included as Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed March 7, 2016 and incorporated herein by reference)

10.4
Advisory Agreement by and among Griffin-American Healthcare REIT IV, Inc., Griffin-American Healthcare REIT IV Holdings, LP and Griffin-American Healthcare REIT IV Advisor, LLC, dated February 16, 2016 (included as Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed March 7, 2016 and incorporated herein by reference)

10.5
Form of Indemnification Agreement between Griffin-American Healthcare REIT IV, Inc. and Indemnitee made effective as of February 10, 2015 (included as Exhibit 10.3 to our Registration Statement on Form S-11 (File No. 333-205960) filed July 30, 2015 and incorporated herein by reference)

10.6
Griffin-American Healthcare REIT IV, Inc. 2015 Incentive Plan (including the 2015 Independent Directors Compensation Sub-Plan) (included as Exhibit 10.4 to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-205960) filed January 5, 2016 and incorporated herein by reference)

10.7
Amendment No. 1 to Dealer Manager Agreement by and among Griffin-American Healthcare REIT IV, Inc., Griffin Capital Securities, LLC and Griffin-American Healthcare REIT IV Advisor, LLC, dated June 17, 2016 (included as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed August 10, 2016 and incorporated herein by reference)

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
EXHIBITS LIST — (Continued)
December 31, 2017

10.8
Amendment No. 2 to Dealer Manager Agreement by and among Griffin-American Healthcare REIT IV, Inc., Griffin Capital Securities, LLC and Griffin-American Healthcare REIT IV Advisor, LLC, dated February 13, 2017 and effective as of March 1, 2017 (included as Exhibit 10.1 to our Current Report on Form 8-K filed February 17, 2017 and incorporated herein by reference)

10.9
Agreement of Purchase and Sale and Joint Escrow Instructions by and between Arlington Medical Properties, LLC, Universal Health Realty Income Trust and GAHC4 Reno NV MOB, LLC, dated February 16, 2017 (included as Exhibit 10.1 to our Current Report on Form 8-K filed February 17, 2017 and incorporated herein by reference)

10.10
First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions by and among Arlington Medical Properties, LLC, Universal Health Realty Income Trust, GAHC4 Reno NV MOB, LLC and First American Title Insurance Company, dated March 8, 2017 (included as Exhibit 10.1 to our Current Report on Form 8-K filed March 13, 2017 and incorporated herein by reference)

10.11
Purchase and Sale Agreement by and between GAHC4 SW Illinois Senior Housing Portfolio, LLC, A&M Property Holding, LLC and Garden Place, LLC, dated March 13, 2017 (included as Exhibit 10.1 to our Current Report on Form 8-K filed March 17, 2017 and incorporated herein by reference)

10.12
Closing Agreement by and between GAHC4 SW Illinois Senior Housing Portfolio, LLC and CSL Illinois I, LLC, dated March 13, 2017 (included as Exhibit 10.2 to our Current Report on Form 8-K filed March 17, 2017 and incorporated herein by reference)

10.13
Amendment No. 3 to Dealer Manager Agreement by and among Griffin-American Healthcare REIT IV, Inc., Griffin Capital Securities, LLC and Griffin-American Healthcare REIT IV Advisor, LLC, dated March 29, 2017 (included as Exhibit 1.4 to Post-effective Amendment No. 7 to our Registration Statement on Form S-11 (File No. 333-205960) filed March 29, 2017 and incorporated herein by reference)

10.14
First Amendment to Purchase and Sale Agreement by and between GAHC4 SW Illinois Senior Housing Portfolio, LLC, A&M Property Holding, LLC and Garden Place, LLC, dated April 18, 2017 (included as Exhibit 10.1 to our Current Report on Form 8-K filed April 24, 2017 and incorporated herein by reference)

10.15
Second Amendment to Purchase and Sale Agreement by and between GAHC4 SW Illinois Senior Housing Portfolio, LLC, A&M Property Holding, LLC and Garden Place, LLC, dated May 8, 2017 (included as Exhibit 10.1 to our Current Report on Form 8-K filed May 12, 2017 and incorporated herein by reference)

10.16
Third Amendment to Purchase and Sale Agreement by and between GAHC4 SW Illinois Senior Housing Portfolio, LLC, A&M Property Holding, LLC and Garden Place, LLC, dated May 10, 2017 (included as Exhibit 10.2 to our Current Report on Form 8-K filed May 12, 2017 and incorporated herein by reference)

10.17
First Amendment to Closing Agreement by and between GAHC4 SW Illinois Senior Housing Portfolio, LLC and CSL-Illinois I, LLC, dated May 10, 2017 (included as Exhibit 10.3 to our Current Report on Form 8-K filed May 12, 2017 and incorporated herein by reference)

10.18
Purchase and Sale Agreement and Joint Escrow Instructions by and between Nazareth Vista, LLC and Colonial Oaks Senior Living Holdco, LLC, dated March 6, 2017 (included as Exhibit 10.1 to our Current Report on Form 8-K filed June 14, 2017 and incorporated herein by reference)

10.19
Purchase and Sale Agreement and Joint Escrow Instructions by and between Nazareth Classic Care of Fairfield, LLC, Nazareth Classic Care of Fairfield, Inc. and Colonial Oaks Senior Living Holdco, LLC, dated March 6, 2017 (included as Exhibit 10.2 to our Current Report on Form 8-K filed June 14, 2017 and incorporated herein by reference)

10.20
Purchase and Sale Agreement and Joint Escrow Instructions by and between Nazareth Classic Care Community, LLC, Nazareth Classic Care Community, Inc. and Colonial Oaks Senior Living Holdco, LLC, dated March 6, 2017 (included as Exhibit 10.3 to our Current Report on Form 8-K filed June 14, 2017 and incorporated herein by reference)

10.21
Purchase and Sale Agreement and Joint Escrow Instructions by and between Nazareth Rose Garden of Napa, LLC, Nazareth Rose Garden of Napa, Inc. and Colonial Oaks Senior Living Holdco, LLC, dated March 6, 2017 (included as Exhibit 10.4 to our Current Report on Form 8-K filed June 14, 2017 and incorporated herein by reference)

10.22
Purchase and Sale Agreement and Joint Escrow Instructions by and between Napa Skilled Nursing Center,LLC, Nazareth Classic Care of Napa, Inc. and Colonial Oaks Senior Living Holdco, LLC, dated March 6, 2017 (included as Exhibit 10.5 to our Current Report on Form 8-K filed June 14, 2017 and incorporated herein by reference)

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
EXHIBITS LIST — (Continued)
December 31, 2017

10.23
Purchase and Sale Agreement and Joint Escrow Instructions by and between Nazareth Park Place, LLC, Nazareth Park Place, Inc. and Colonial Oaks Senior Living Holdco, LLC, dated March 6, 2017 (included as Exhibit 10.6 to our Current Report on Form 8-K filed June 14, 2017 and incorporated herein by reference)

10.24
Purchase and Sale Agreement and Joint Escrow Instructions by and between Nazareth Agua Caliente Villa,LLC, Nazareth Agua Caliente Villa, Inc. and Colonial Oaks Senior Living Holdco, LLC, dated March 6, 2017 (included as Exhibit 10.7 to our Current Report on Form 8-K filed June 14, 2017 and incorporated herein by reference)

10.25
First Amendment to Purchase and Sale Agreements and Joint Escrow Instructions by and between Napa Skilled Nursing Center, LLC, Nazareth Classic Care of Napa, Inc., Nazareth Agua Caliente Villa, LLC, Nazareth Agua Caliente Villa, Inc., Nazareth Classic Care Community, LLC, Nazareth Classic Care Community, Inc., Nazareth Classic Care of Fairfield, LLC, Nazareth Classic Care of Fairfield, Inc., Nazareth Park Place, LLC, Nazareth Park Place, Inc., Nazareth Rose Garden of Napa, LLC, Nazareth Rose Garden of Napa, Inc., Nazareth Vista, LLC and Colonial Oaks Senior Living Holdco, LLC, dated May 5, 2017 (included as Exhibit 10.8 to our Current Report on Form 8-K filed June 14, 2017 and incorporated herein by reference)

10.26
Second Amendment to Purchase and Sale Agreements and Joint Escrow Instructions by and between Napa Skilled Nursing Center, LLC, Nazareth Classic Care of Napa, Inc., Nazareth Agua Caliente Villa, LLC, Nazareth Agua Caliente Villa, Inc., Nazareth Classic Care Community, LLC, Nazareth Classic Care Community, Inc., Nazareth Classic Care of Fairfield, LLC, Nazareth Classic Care of Fairfield, Inc., Nazareth Park Place, LLC, Nazareth Park Place, Inc., Nazareth Rose Garden of Napa, LLC, Nazareth Rose Garden of Napa, Inc., Nazareth Vista, LLC and Colonial Oaks Senior Living Holdco, LLC, dated May 12, 2017 (included as Exhibit 10.9 to our Current Report on Form 8-K filed June 14, 2017 and incorporated herein by reference)

10.27
Third Amendment to Purchase and Sale Agreements and Joint Escrow Instructions by and between Napa Skilled Nursing Center, LLC, Nazareth Classic Care of Napa, Inc., Nazareth Agua Caliente Villa, LLC, Nazareth Agua Caliente Villa, Inc., Nazareth Classic Care Community, LLC, Nazareth Classic Care Community, Inc., Nazareth Classic Care of Fairfield, LLC, Nazareth Classic Care of Fairfield, Inc., Nazareth Park Place, LLC, Nazareth Park Place, Inc., Nazareth Rose Garden of Napa, LLC, Nazareth Rose Garden of Napa, Inc., Nazareth Vista, LLC and Colonial Oaks Senior Living Holdco, LLC, dated May 19, 2017 (included as Exhibit 10.10 to our Current Report on Form 8-K filed June 14, 2017 and incorporated herein by reference)

10.28
Fourth Amendment to Purchase and Sale Agreements and Joint Escrow Instructions by and between Napa Skilled Nursing Center, LLC, Nazareth Classic Care of Napa, Inc., Nazareth Agua Caliente Villa, LLC, Nazareth Agua Caliente Villa, Inc., Nazareth Classic Care Community, LLC, Nazareth Classic Care Community, Inc., Nazareth Classic Care of Fairfield, LLC, Nazareth Classic Care of Fairfield, Inc., Nazareth Park Place, LLC, Nazareth Park Place, Inc., Nazareth Rose Garden of Napa, LLC, Nazareth Rose Garden of Napa, Inc., Nazareth Vista, LLC and Colonial Oaks Senior Living Holdco, LLC, dated May 31, 2017 (included as Exhibit 10.11 to our Current Report on Form 8-K filed June 14, 2017 and incorporated herein by reference)

10.29
Fifth Amendment to Purchase and Sale Agreements and Joint Escrow Instructions by and between Napa Skilled Nursing Center, LLC, Nazareth Classic Care of Napa, Inc., Nazareth Agua Caliente Villa, LLC, Nazareth Agua Caliente Villa, Inc., Nazareth Classic Care Community, LLC, Nazareth Classic Care Community, Inc., Nazareth Classic Care of Fairfield, LLC, Nazareth Classic Care of Fairfield, Inc., Nazareth Park Place, LLC, Nazareth Park Place, Inc., Nazareth Rose Garden of Napa, LLC, Nazareth Rose Garden of Napa, Inc., Nazareth Vista, LLC and Colonial Oaks Senior Living Holdco, LLC, dated June 7, 2017 (included as Exhibit 10.12 to our Current Report on Form 8-K filed June 14, 2017 and incorporated herein by reference)

10.30
Sixth Amendment to Purchase and Sale Agreements and Joint Escrow Instructions by and between Napa Skilled Nursing Center, LLC, Nazareth Classic Care of Napa, Inc., Nazareth Agua Caliente Villa, LLC, Nazareth Agua Caliente Villa, Inc., Nazareth Classic Care Community, LLC, Nazareth Classic Care Community, Inc., Nazareth Classic Care of Fairfield, LLC, Nazareth Classic Care of Fairfield, Inc., Nazareth Park Place, LLC, Nazareth Park Place, Inc., Nazareth Rose Garden of Napa, LLC, Nazareth Rose Garden of Napa, Inc., Nazareth Vista, LLC and Colonial Oaks Senior Living Holdco, LLC, dated June 7, 2017 (included as Exhibit 10.13 to our Current Report on Form 8-K filed June 14, 2017 and incorporated herein by reference)

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
EXHIBITS LIST — (Continued)
December 31, 2017

10.31
Assignment of Asset Purchase Agreement by and between Colonial Oaks Senior Living Holdco, LLC, GAHC4 Belmont CA ALF, LLC and COSL Belmont, LP, dated June 8, 2017 (included as Exhibit 10.14 to our Current Report on Form 8-K filed June 14, 2017 and incorporated herein by reference)

10.32
Assignment of Asset Purchase Agreement by and between Colonial Oaks Senior Living Holdco, LLC, GAHC4 Fairfield CA MC, LLC and COSL Fairfield, LP, dated June 8, 2017 (included as Exhibit 10.15 to our Current Report on Form 8-K filed June 14, 2017 and incorporated herein by reference)

10.33
Assignment of Asset Purchase Agreement by and between Colonial Oaks Senior Living Holdco, LLC, GAHC4 Menlo Park CA MC, LLC and COSL Menlo Park, LP, dated June 8, 2017 (included as Exhibit 10.16 to our Current Report on Form 8-K filed June 14, 2017 and incorporated herein by reference)

10.34
Assignment of Asset Purchase Agreement by and between Colonial Oaks Senior Living Holdco, LLC, GAHC4 Napa CA ALF, LLC and COSL Napa RG, LP, dated June 8, 2017 (included as Exhibit 10.17 to our Current Report on Form 8-K filed June 14, 2017 and incorporated herein by reference)

10.35
Assignment of Asset Purchase Agreement by and between Colonial Oaks Senior Living Holdco, LLC, GAHC4 Napa CA MC, LLC and COSL Napa CCN, LP, dated June 8, 2017 (included as Exhibit 10.18 to our Current Report on Form 8-K filed June 14, 2017 and incorporated herein by reference)

10.36
Assignment of Asset Purchase Agreement by and between Colonial Oaks Senior Living Holdco, LLC, GAHC4 Sacramento CA ALF, LLC and COSL Sacramento, LP, dated June 8, 2017 (included as Exhibit 10.19 to our Current Report on Form 8-K filed June 14, 2017 and incorporated herein by reference)

10.37
Assignment of Asset Purchase Agreement by and between Colonial Oaks Senior Living Holdco, LLC, GAHC4 Sonoma CA ALF, LLC and COSL Sonoma, LP, dated June 8, 2017 (included as Exhibit 10.20 to our Current Report on Form 8-K filed June 14, 2017 and incorporated herein by reference)

10.38
Closing Agreement by and between GAHC4 Menlo Park CA MC, LLC, GAHC4 Fairfield CA MC, LLC, GAHC4 Belmont CA ALF, LLC, GAHC4 Sacramento CA ALF, LLC, GAHC4 Napa CA ALF, LLC, GAHC4 Napa CA MC, LLC, GAHC4 Sonoma CA ALF, LLC, Colonial Oaks Master Tenant, LLC, COSL Menlo Park, LP, COSL Fairfield, LP, COSL Belmont, LP, COSL Sacramento, LP, COSL Napa RG, LP, COSL Napa CCN, LP and COSL Sonoma, LP, dated June 8, 2017 (included as Exhibit 10.21 to our Current Report on Form 8-K filed June 14, 2017 and incorporated herein by reference)

10.39
Purchase and Sale Agreement by and between NIC 5 Spring Haven Owner LLC, NIC 5 Lake Morton Plaza Owner LLC, NIC 5 Renaissance Retirement Owner LLC, NIC 5 Forest Oaks Owner LLC, NIC 5 Spring Haven Leasing LLC, NIC 5 Lake Morton Plaza Leasing LLC, NIC 5 Renaissance Retirement Leasing LLC, NIC 5 Forest Oaks Leasing LLC and GAHC4 Central FL Senior Housing Portfolio, LLC, dated August 2, 2017 (included as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed November 9, 2017 and incorporated herein by reference)

10.40
Purchase and Sale Agreement by and between NIC 4 Bayside Terrace Owner LLC, NIC 4 Balmoral Owner LLC, NIC 4 Bradenton Oaks Owner LLC, NIC 4 The Grande Owner LLC, NIC 4 Spring Oaks Owner LLC, NIC 4 Bayside Terrace Leasing LLC, NIC 4 Balmoral Leasing LLC, NIC 4 Bradenton Oaks Leasing LLC, NIC 4 The Grande Leasing LLC, NIC 4 Spring Oaks Leasing LLC and GAHC4 Central FL Senior Housing Portfolio, LLC, dated August 2, 2017 (included as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed November 9, 2017 and incorporated herein by reference)

10.41
First Amendment to Purchase and Sale Agreement by and between NIC 5 Spring Haven Owner, LLC, NIC 5 Lake Morton Plaza Owner, LLC, NIC 5 Renaissance Retirement Owner, LLC, NIC 5 Forest Oaks Owner, LLC, NIC 5 Spring Haven Leasing, LLC, NIC 5 Lake Morton Plaza Leasing, LLC, NIC 5 Renaissance Retirement Leasing, LLC, NIC 5 Forest Oaks Leasing, LLC and GAHC4 Central FL Senior Housing Portfolio, LLC, dated September 18, 2017 (included as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed November 9, 2017 and incorporated herein by reference)

10.42
First Amendment to Purchase and Sale Agreement by and between NIC 4 Bayside Terrace Owner LLC, NIC 4 Balmoral Owner LLC, NIC 4 Bradenton Oaks Owner LLC, NIC 4 The Grande Owner LLC, NIC 4 Spring Oaks Owner LLC, NIC 4 Bayside Terrace Leasing, LLC, NIC 4 Balmoral Leasing, LLC, NIC 4 Bradenton Oaks Leasing, LLC, NIC 4 The Grande Leasing, LLC, NIC 4 Spring Oaks Leasing, LLC and GAHC4 Central FL Senior Housing Portfolio, LLC, dated September 18, 2017 (included as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed November 9, 2017 and incorporated herein by reference)

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
EXHIBITS LIST — (Continued)
December 31, 2017

10.43
Second Amendment to Purchase and Sale Agreement by and between NIC 5 Spring Haven Owner, LLC, NIC 5 Lake Morton Plaza Owner, LLC, NIC 5 Renaissance Retirement Owner, LLC, NIC 5 Forest Oaks Owner, LLC, NIC 5 Spring Haven Leasing, LLC, NIC 5 Lake Morton Plaza Leasing, LLC, NIC 5 Renaissance Retirement Leasing, LLC, NIC 5 Forest Oaks Leasing, LLC and GAHC4 Central FL Senior Housing Portfolio, LLC, dated September 25, 2017 (included as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed November 9, 2017 and incorporated herein by reference)

10.44
Second Amendment to Purchase and Sale Agreement by and between NIC 4 Bayside Terrace Owner LLC, NIC 4 Balmoral Owner LLC, NIC 4 Bradenton Oaks Owner LLC, NIC 4 The Grande Owner LLC, NIC 4 Spring Oaks Owner LLC, NIC 4 Bayside Terrace Leasing, LLC, NIC 4 Balmoral Leasing, LLC, NIC 4 Bradenton Oaks Leasing, LLC, NIC 4 The Grande Leasing, LLC, NIC 4 Spring Oaks Leasing, LLC and GAHC4 Central FL Senior Housing Portfolio, LLC, dated September 25, 2017 (included as Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed November 9, 2017 and incorporated herein by reference)

10.45*
Third Amendment to Purchase and Sale Agreement by and between NIC 5 Spring Haven Owner, LLC, NIC 5 Lake Morton Plaza Owner, LLC, NIC 5 Renaissance Retirement Owner, LLC, NIC 5 Forest Oaks Owner, LLC, NIC 5 Spring Haven Leasing, LLC, NIC 5 Lake Morton Plaza Leasing, LLC, NIC 5 Renaissance Retirement Leasing, LLC, NIC 5 Forest Oaks Leasing, LLC and GAHC4 Central FL Senior Housing Portfolio, LLC, dated October 25, 2017

10.46*
Third Amendment to Purchase and Sale Agreement by and between NIC 4 Bayside Terrace Owner LLC, NIC 4 Balmoral Owner LLC, NIC 4 Bradenton Oaks Owner LLC, NIC 4 The Grande Owner LLC, NIC 4 Spring Oaks Owner LLC, NIC 4 Bayside Terrace Leasing, LLC, NIC 4 Balmoral Leasing, LLC, NIC 4 Bradenton Oaks Leasing, LLC, NIC 4 The Grande Leasing, LLC, NIC 4 Spring Oaks Leasing, LLC and GAHC4 Central FL Senior Housing Portfolio, LLC, dated October 25, 2017

10.47
First Amendment to Credit Agreement by and among Griffin-American Healthcare REIT IV Holdings, LP, certain subsidiary guarantors, certain lender parties and Bank of America, N.A., dated October 31, 2017 (included as Exhibit 10.1 to our Current Report on Form 8-K filed November 6, 2017 and incorporated herein by reference)

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

Date: March 8, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ JEFFREY T. HANSON	Chief Executive Officer and Chairman of the Board of Directors
	Jeffrey T. Hanson	(Principal Executive Officer)

Date: March 8, 2018

By	/s/ BRIAN S. PEAY	Chief Financial Officer
	Brian S. Peay	(Principal Financial Officer and Principal Accounting Officer)

Date: March 8, 2018

By	/s/ RICHARD S. WELCH	Director
Richard S. Welch

Date: March 8, 2018

By	/s/ BRIAN J. FLORNES	Independent Director
Brian J. Flornes

Date: March 8, 2018

By	/s/ DIANNE HURLEY	Independent Director
Dianne Hurley

Date: March 8, 2018

By	/s/ WILBUR H. SMITH III	Independent Director
Wilbur H. Smith III

Date: March 8, 2018