Form 10-Q
period 2018-03-31
Griffin-American Healthcare REIT IV, Inc.
filed 2018-05-11
CIK 1632970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of May 4, 2018, there were 47,577,751 shares of Class T common stock and 2,821,458 shares of Class I common stock of Griffin-American Healthcare REIT IV, Inc. outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2018 and December 31, 2017
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Real estate investments, net	$437,688,000	$419,665,000
Cash and cash equivalents	9,158,000	7,087,000
Accounts and other receivables, net	4,985,000	2,838,000
Restricted cash	16,000	16,000
Real estate deposits	2,075,000	500,000
Identified intangible assets, net	43,920,000	44,821,000
Other assets, net	5,800,000	5,226,000
Total assets	$503,642,000	$480,153,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans payable, net(1)	$11,483,000	$11,567,000
Line of credit and term loan(1)	62,300,000	84,100,000
Accounts payable and accrued liabilities(1)	21,995,000	19,428,000
Accounts payable due to affiliates(1)	8,146,000	8,118,000
Identified intangible liabilities, net	1,653,000	1,737,000
Security deposits, prepaid rent and other liabilities(1)	1,694,000	977,000
Total liabilities	107,271,000	125,927,000

Commitments and contingencies (Note 9)

Redeemable noncontrolling interests (Note 10)	1,002,000	1,002,000

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Class T common stock, $0.01 par value per share; 900,000,000 shares authorized; 45,226,189 and 39,972,049 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	452,000	400,000
Class I common stock, $0.01 par value per share; 100,000,000 shares authorized; 2,637,800 and 2,235,111 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	26,000	22,000
Additional paid-in capital	427,228,000	376,284,000
Accumulated deficit	(32,337,000)	(23,482,000)
Total stockholders’ equity	395,369,000	353,224,000
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$503,642,000	$480,153,000
___________

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
As of March 31, 2018 and December 31, 2017
(Unaudited)

(1)
Such liabilities of Griffin-American Healthcare REIT IV, Inc. as of March 31, 2018 and December 31, 2017 represented liabilities of Griffin-American Healthcare REIT IV Holdings, LP, a variable interest entity and consolidated subsidiary of Griffin-American Healthcare REIT IV, Inc. The creditors of Griffin-American Healthcare REIT IV Holdings, LP do not have recourse against Griffin-American Healthcare REIT IV, Inc., except for the Corporate Line of Credit, as defined in Note 7, held by Griffin-American Healthcare REIT IV Holdings, LP in the amount of $62,300,000 and $84,100,000 as of March 31, 2018 and December 31, 2017, respectively, which is guaranteed by Griffin-American Healthcare REIT IV, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Real estate revenue	$9,433,000	$4,052,000
Resident fees and services	8,409,000	—
Total revenues	17,842,000	4,052,000
Expenses:
Rental expenses	2,351,000	1,187,000
Property operating expenses	7,233,000	—
General and administrative	2,120,000	748,000
Acquisition related expenses	95,000	73,000
Depreciation and amortization	7,195,000	1,711,000
Total expenses	18,994,000	3,719,000
Interest expense (including amortization of deferred financing costs and debt premium)	(1,084,000)	(418,000)
Net loss	(2,236,000)	(85,000)
Less: net loss attributable to redeemable noncontrolling interests	67,000	—
Net loss attributable to controlling interest	$(2,169,000)	$(85,000)
Net loss per Class T and Class I common share attributable to controlling interest — basic and diluted	$(0.05)	$(0.01)
Weighted average number of Class T and Class I common shares outstanding — basic and diluted	45,136,647	14,655,107
Distributions declared per Class T and Class I common share	$0.15	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE — December 31, 2017	42,207,160	$422,000	$376,284,000	$(23,482,000)	$353,224,000
Issuance of common stock	5,314,261	53,000	52,767,000	—	52,820,000
Offering costs — common stock	—	—	(4,992,000)	—	(4,992,000)
Issuance of common stock under the DRIP	383,756	3,000	3,603,000	—	3,606,000
Amortization of nonvested common stock compensation	—	—	30,000	—	30,000
Repurchase of common stock	(41,188)	—	(397,000)	—	(397,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(67,000)	—	(67,000)
Distributions declared	—	—	—	(6,686,000)	(6,686,000)
Net loss	—	—	—	(2,169,000)	(2,169,000)	(1)
BALANCE — March 31, 2018	47,863,989	$478,000	$427,228,000	$(32,337,000)	$395,369,000

	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE — December 31, 2016	11,377,439	$114,000	$99,492,000	$(7,351,000)	$92,255,000
Issuance of common stock	7,609,328	76,000	75,539,000	—	75,615,000
Offering costs — common stock	—	—	(7,608,000)	—	(7,608,000)
Issuance of common stock under the DRIP	113,147	1,000	1,062,000	—	1,063,000
Amortization of nonvested common stock compensation	—	—	14,000	—	14,000
Distributions declared	—	—	—	(2,171,000)	(2,171,000)
Net loss	—	—	—	(85,000)	(85,000)
BALANCE — March 31, 2017	19,099,914	$191,000	$168,499,000	$(9,607,000)	$159,083,000
___________

(1)
Amount excludes $(67,000) of net loss attributable to redeemable noncontrolling interests for the three months ended March 31, 2018. See Note 10, Redeemable Noncontrolling Interests, for a further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,236,000)	$(85,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,195,000	1,711,000
Other amortization (including deferred financing costs, above/below-market leases, leasehold interests, above-market leasehold interests and debt premium)	207,000	77,000
Deferred rent	(633,000)	(273,000)
Stock based compensation	30,000	14,000
Share discounts	—	3,000
Bad debt expense	347,000	14,000
Changes in operating assets and liabilities:
Accounts and other receivables	(1,807,000)	50,000
Other assets	(98,000)	(422,000)
Accounts payable and accrued liabilities	1,378,000	429,000
Accounts payable due to affiliates	18,000	37,000
Security deposits, prepaid rent and other liabilities	291,000	(165,000)
Net cash provided by operating activities	4,692,000	1,390,000
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate investments	(23,190,000)	(74,714,000)
Capital expenditures	(687,000)	(39,000)
Real estate deposits	(1,575,000)	(800,000)
Pre-acquisition expenses	(42,000)	—
Net cash used in investing activities	(25,494,000)	(75,553,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on mortgage loans payable	(96,000)	(62,000)
Borrowings under the line of credit and term loan	22,600,000	60,000,000
Payments on the line of credit and term loan	(44,400,000)	(58,300,000)
Proceeds from issuance of common stock	52,094,000	76,125,000
Deferred financing costs	(2,000)	(14,000)
Repurchase of common stock	(397,000)	—
Payment of offering costs	(4,125,000)	(3,009,000)
Security deposits	(2,000)	—
Distributions paid	(2,799,000)	(755,000)
Net cash provided by financing activities	22,873,000	73,985,000
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,071,000	(178,000)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	7,103,000	2,237,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$9,174,000	$2,059,000

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period:
Cash and cash equivalents	$7,087,000	$2,237,000
Restricted cash	16,000	—
Cash, cash equivalents and restricted cash	$7,103,000	$2,237,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

	Three Months Ended March 31,
	2018	2017
End of period:
Cash and cash equivalents	$9,158,000	$2,059,000
Restricted cash	16,000	—
Cash, cash equivalents and restricted cash	$9,174,000	$2,059,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$879,000	$356,000
Income taxes	$1,000	$2,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Investing Activities:
Accrued capital expenditures	$1,285,000	$669,000
Accrued pre-acquisition expenses	$119,000	$—
Tenant improvement overage	$429,000	$—
The following represents the increase in certain assets and liabilities in connection with our acquisitions of real estate investments:
Other assets	$8,000	$103,000
Accounts payable and accrued liabilities	$112,000	$125,000
Security deposits and prepaid rent	$—	$360,000
Financing Activities:
Issuance of common stock under the DRIP	$3,606,000	$1,063,000
Distributions declared but not paid	$2,398,000	$885,000
Accrued Contingent Advisor Payment	$7,760,000	$7,456,000
Accrued stockholder servicing fee	$13,423,000	$6,540,000
Receivable from transfer agent	$1,158,000	$521,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended March 31, 2018 and 2017
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
The shares of our Class T common stock in our primary offering were being offered at a price of $10.00 per share prior to April 11, 2018. The shares of our Class I common stock in our primary offering were being offered at a price of $9.30 per share prior to March 1, 2017 and $9.21 per share from March 1, 2017 to April 10, 2018. The shares of our Class T and Class I common stock issued pursuant to the DRIP were sold at a price of $9.50 per share prior to January 1, 2017 and $9.40 per share from January 1, 2017 to April 10, 2018. On April 6, 2018, our board of directors, at the recommendation of the audit committee of our board of directors, comprised solely of independent directors, unanimously approved and established an estimated per share net asset value, or NAV, of our common stock of $9.65. As a result, on April 6, 2018, our board of directors unanimously approved revised offering prices for each class of shares of our common stock to be sold in the primary portion of our initial public offering based on the estimated per share NAV of our Class T and Class I common stock of $9.65 plus any applicable per share up-front selling commissions and dealer manager fees funded by us, effective April 11, 2018. Accordingly, the revised offering price for shares of our Class T common stock and Class I common stock sold pursuant to our primary offering on or after April 11, 2018 is $10.05 per share and $9.65 per share, respectively. Effective April 11, 2018, the shares of our Class T and Class I common stock issued pursuant to the DRIP are sold at a price of $9.65 per share, the most recent estimated per share NAV approved and established by our board of directors.
We will sell shares of our Class T and Class I common stock in our offering until February 16, 2019, unless extended by our board of directors as permitted under applicable law, or extended with respect to shares of our common stock offered pursuant to the DRIP. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and the DRIP, and among classes of stock. As of March 31, 2018, we had received and accepted subscriptions in our offering for 46,532,759 aggregate shares of our Class T and Class I common stock, or approximately $462,971,000, excluding shares of our common stock issued pursuant to the DRIP.
We conduct substantially all of our operations through Griffin-American Healthcare REIT IV Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT IV Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 16, 2016 and had a one-year term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 14, 2018 and expires on February 16, 2019. Our advisor uses its best efforts, subject to the oversight and review of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, LLC, or

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Company, LLC, or Griffin Capital, or collectively, our co-sponsors. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony NorthStar, Inc. (NYSE: CLNS), or Colony NorthStar, and 7.8% owned by James F. Flaherty III, a former partner of Colony NorthStar. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or our dealer manager, Colony NorthStar or Mr. Flaherty; however, we are affiliated with Griffin-American Healthcare REIT IV Advisor, American Healthcare Investors and AHI Group Holdings.
We currently operate through four reportable business segments — medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities. As of March 31, 2018, we had completed 19 property acquisitions whereby we owned 40 properties, comprising 42 buildings, or approximately 2,553,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $488,740,000.
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
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of March 31, 2018 and December 31, 2017, we owned greater than a 99.99% general partnership interest therein. Our advisor is a limited partner, and as of March 31, 2018 and December 31, 2017, owned less than a 0.01% noncontrolling limited partnership interest in our operating partnership.
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
In preparing our accompanying condensed consolidated financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2017 Annual Report on Form 10-K, as filed with the SEC on March 8, 2018.

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
Revenue Recognition and Tenant and Resident Receivables
In May 2014, the FASB issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, which has been codified to ASC Topic 606. ASC Topic 606 provides additional guidance to clarify the principles for recognizing revenue. The standard and subsequent amendments are intended to develop a common revenue standard to remove inconsistencies, improve comparability, provide more useful information to users through improved disclosure requirements and simplify the preparation of financial statements. We have evaluated all of our revenue streams to identify whether each revenue stream would be subject to the provisions of ASC Topic 606 and whether there are any differences in the timing, measurement or presentation of revenue recognition. Based on a review of our various revenue streams, certain components of resident fees and services, such as revenues that are ancillary to the contractual rights of residents within our senior housing facilities operated utilizing a RIDEA structure, are subject to ASC Topic 606. While these revenue streams are subject to the provisions of ASC Topic 606, we believe that the pattern and timing of recognition of income are consistent with the previous accounting model. Virtually all resident fees and services are earned over a period of time and the majority of these revenues are paid by private payor types with the residual being paid by Medicaid. We adopted ASC Topic 606 on January 1, 2018 using the modified retrospective adoption method and the adoption did not have a material impact on our consolidated financial statements. Included within resident fees and services for the quarter ended March 31, 2018 was $186,000 of ancillary service revenue.
Segment Disclosure
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2016; senior housing facility in December 2016; senior housing — RIDEA facility in November 2017; and skilled nursing facility in March 2018, we added a new reportable segment at each such time. As of March 31, 2018, we have determined that we operate through four reportable business segments, with activities related to investing in medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities.
See Note 15, Segment Reporting, for a further discussion.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02, which amends the guidance on accounting for leases, including extensive amendments to the disclosure requirements. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02 from a lessor perspective, the guidance will require bifurcation of lease revenues into lease components and non-lease components and to separately recognize and disclose non-lease components that are executory in nature. Lease components will continue to be recognized on a straight-line basis over the lease term and certain non-lease components may be accounted for under the new revenue recognition guidance in ASC Topic 606. Although not yet finalized, the FASB has proposed an option for lessors to elect a practical expedient allowing them to not separate lease and non-lease components in a contract for the purpose of revenue recognition and disclosure. This practical expedient is limited to circumstances in which: (i) the timing and pattern of revenue recognition are the same for the non-lease component and the related lease component; and (ii) the combined single lease component would be classified as an operating lease. If finalized, we plan to elect this practical expedient. In addition, ASU 2016-02 provides a practical expedient that allows an entity to not reassess the following upon adoption (must be elected as a group): (i) whether an expired or existing contract contains a lease arrangement; (ii) the lease classification related to

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

expired or existing lease arrangements; or (iii) whether costs incurred on expired or existing leases qualify as initial direct costs. We plan to elect this practical expedient.
We are still evaluating the complete impact of the adoption of ASU 2016-02 and its related expedients on January 1, 2019 to our consolidated financial statements and disclosures. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted for financial statements that have not yet been made available for issuance. ASU 2016-02 requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements with a few optional practical expedients. As a result of the adoption of ASU 2016-02 on January 1, 2019, we: (i) will recognize all of our operating leases for which we are the lessee, including facilities leases and ground leases, on our consolidated balance sheets; and (ii) may be required to increase our revenue and expense for the amount of real estate taxes and insurance paid by our tenant under triple-net leases.
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
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income, or ASU 2018-02, which amends the reclassification requirements from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017, or the Tax Act. Under ASU 2018-02, an entity will be required to provide certain disclosures regarding stranded tax effects. ASU 2018-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted. We do not expect the adoption of ASU 2018-02 on January 1, 2019 to have a material impact on our consolidated financial statements.
In March 2018, the FASB issued ASU 2018-05, Amendments to the SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, or ASU 2018-05, which updates the income tax accounting in GAAP to reflect the SEC’s interpretive guidance with regards to the Tax Act. See Note 14, Income Taxes, for a further discussion.
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Building and improvements	$390,654,000	$371,890,000
Land	54,723,000	52,202,000
Furniture, fixtures and equipment	4,498,000	4,458,000
	449,875,000	428,550,000
Less: accumulated depreciation	(12,187,000)	(8,885,000)
	$437,688,000	$419,665,000
Depreciation expense for the three months ended March 31, 2018 and 2017 was $3,416,000 and $1,140,000, respectively. In addition to the property acquisition discussed below, for the three months ended March 31, 2018, we incurred capital expenditures of $958,000 on our medical office buildings, $88,000 on our senior housing — RIDEA facilities and $0 on our senior housing facilities and skilled nursing facilities.
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets. The reimbursement of acquisition expenses, acquisition fees, total development costs and real estate commissions and other fees paid to unaffiliated third parties will not exceed, in the aggregate, 6.0% of the contract purchase price of our property acquisitions, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors. For the three months ended March 31, 2018 and 2017, such fees and expenses paid did not exceed 6.0% of the contract purchase price of our property acquisitions, except with respect to our acquisitions of Athens MOB and Northern California Senior Housing Portfolio. Our directors, including a majority of our independent directors, not otherwise interested in the transactions, approved the reimbursement of fees and expenses to our advisor or its affiliates for the acquisitions of

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Athens MOB and Northern California Senior Housing Portfolio in excess of the 6.0% limit and determined that such fees and expenses were commercially fair and reasonable to us.
Acquisition in 2018
For the three months ended March 31, 2018, using net proceeds from our offering and debt financing, we completed one property acquisition comprising two facilities from unaffiliated third parties. The following is a summary of our property acquisition for the three months ended March 31, 2018:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Corporate Line of Credit(2)	Total Acquisition Fee(3)
Central Wisconsin Senior Care Portfolio	Sun Prairie and Waunakee, WI	Skilled Nursing	03/01/18	$22,600,000	$22,600,000	$1,018,000
___________

(1)	We own 100% of our property acquired in 2018.

(2)	Represents a borrowing under the Corporate Line of Credit, as defined in Note 7, Line of Credit and Term Loan, at the time of acquisition.

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

We accounted for the property acquisition we completed for the three months ended March 31, 2018 as an asset acquisition in accordance with FASB ASU 2017-01, Clarifying the Definition of a Business, or ASU 2017-01. We incurred a base acquisition fee and direct acquisition related expenses of $695,000, which were capitalized in accordance with ASU 2017-01. In addition, we incurred a Contingent Advisor Payment of $509,000 to our advisor for this property acquisition. The following table summarizes the purchase price of the assets acquired and liabilities assumed at the time of acquisition from our property acquisition in 2018 based on their relative fair values:

2018 Acquisition
Building and improvements	$17,845,000
Land	2,517,000
In-place leases	2,933,000
Total assets acquired	23,295,000
Total liabilities assumed	—
Net assets acquired	$23,295,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

4. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
In-place leases, net of accumulated amortization of $9,530,000 and $5,832,000 as of March 31, 2018 and December 31, 2017, respectively (with a weighted average remaining life of 8.1 years and 7.3 years as of March 31, 2018 and December 31, 2017, respectively)	$36,926,000	$37,766,000
Leasehold interests, net of accumulated amortization of $143,000 and $119,000 as of March 31, 2018 and December 31, 2017, respectively (with a weighted average remaining life of 70.3 years and 70.6 years as of March 31, 2018 and December 31, 2017, respectively)	6,269,000	6,292,000
Above-market leases, net of accumulated amortization of $211,000 and $173,000 as of March 31, 2018 and December 31, 2017, respectively (with a weighted average remaining life of 5.4 years and 5.6 years as of March 31, 2018 and December 31, 2017, respectively)	725,000	763,000
	$43,920,000	$44,821,000
Amortization expense on identified intangible assets for the three months ended March 31, 2018 and 2017 was $3,833,000 and $628,000, respectively, which included $38,000 and $33,000, respectively, of amortization recorded against real estate revenue for above-market leases and $24,000 of amortization recorded to rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations.
The aggregate weighted average remaining life of the identified intangible assets was 16.9 years and 16.2 years as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, estimated amortization expense on the identified intangible assets for the nine months ending December 31, 2018 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2018	$9,663,000
2019	4,644,000
2020	4,053,000
2021	3,657,000
2022	3,140,000
Thereafter	18,763,000
$43,920,000
5. Other Assets, Net
Other assets, net consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Deferred rent receivables	$2,546,000	$1,912,000
Prepaid expenses and deposits	1,696,000	1,532,000
Deferred financing costs, net of accumulated amortization of $772,000 and $554,000 as of March 31, 2018 and December 31, 2017, respectively(1)	1,238,000	1,456,000
Lease commissions, net of accumulated amortization of $17,000 and $9,000 as of March 31, 2018 and December 31, 2017, respectively	320,000	326,000
	$5,800,000	$5,226,000
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Amortization expense on deferred financing costs of the Corporate Line of Credit for the three months ended March 31, 2018 and 2017 was $218,000 and $87,000, respectively. Amortization expense on deferred financing costs of the Corporate Line of Credit is recorded to interest expense in our accompanying condensed consolidated statements of operations. Amortization expense on lease commissions for the three months ended March 31, 2018 and 2017 was $8,000 and $0, respectively.
6. Mortgage Loans Payable, Net
As of March 31, 2018 and December 31, 2017, mortgage loans payable were $11,538,000 ($11,483,000, including premium and deferred financing costs, net) and $11,634,000 ($11,567,000, including premium and deferred financing costs, net), respectively. As of March 31, 2018 and December 31, 2017, we had two fixed-rate mortgage loans with interest rates ranging from 4.77% to 5.25% per annum, maturity dates ranging from April 1, 2020 to August 1, 2029 and a weighted average effective interest rate of 4.92%.
The changes in the carrying amount of mortgage loans payable, net consisted of the following for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Beginning balance	$11,567,000	$3,965,000
Additions:
Amortization of deferred financing costs(1)	15,000	2,000
Deductions:
Scheduled principal payments on mortgage loans payable	(96,000)	(62,000)
Amortization of premium on mortgage loan payable	(3,000)	(4,000)
Ending balance	$11,483,000	$3,901,000
___________

(1)	In accordance with ASU 2015-03 and ASU 2015-15, deferred financing costs only includes costs related to our mortgage loans payable.
As of March 31, 2018, the principal payments due on our mortgage loans payable for the nine months ending December 31, 2018 and for each of the next four years ending December 31 and thereafter were as follows:

Year	Amount
2018	$290,000
2019	407,000
2020	8,036,000
2021	314,000
2022	330,000
Thereafter	2,161,000
$11,538,000
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
As of March 31, 2018 and December 31, 2017, our aggregate borrowing capacity under the Corporate Line of Credit was $200,000,000. As of March 31, 2018 and December 31, 2017, borrowings outstanding totaled $62,300,000 and $84,100,000, respectively, and the weighted average interest rate on such borrowings outstanding was 3.55% and 3.45% per annum, respectively.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

8. Identified Intangible Liabilities, Net
Identified intangible liabilities, net consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Below-market leases, net of accumulated amortization of $428,000 and $345,000 as of March 31, 2018 and December 31, 2017, respectively (with a weighted average remaining life of 6.3 years and 6.4 years as of March 31, 2018 and December 31, 2017, respectively)	$1,266,000	$1,349,000
Above-market leasehold interests, net of accumulated amortization of $8,000 and $6,000 as of March 31, 2018 and December 31, 2017, respectively (with a weighted average remaining life of 51.9 years and 52.2 years as of March 31, 2018 and December 31, 2017, respectively)	387,000	388,000
	$1,653,000	$1,737,000
Amortization expense on identified intangible liabilities for the three months ended March 31, 2018 and 2017 was $85,000 and $68,000, respectively, which included $83,000 and $67,000, respectively, of amortization recorded to real estate revenue for below-market leases and $2,000 and $1,000, respectively, of amortization recorded against rental expenses for above-market leasehold interests in our accompanying condensed consolidated statements of operations.
The aggregate weighted average remaining life of the identified intangible liabilities was 17.0 years and 16.7 years as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, estimated amortization expense on identified intangible liabilities for the nine months ending December 31, 2018 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2018	$254,000
2019	310,000
2020	147,000
2021	125,000
2022	125,000
Thereafter	692,000
$1,653,000
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

10. Redeemable Noncontrolling Interests
On February 6, 2015, our advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for Class T partnership units. Upon the effectiveness of the Advisory Agreement on February 16, 2016, Griffin-American Healthcare REIT IV Advisor became our advisor. As of March 31, 2018 and December 31, 2017, our advisor owned all of our 208 Class T partnership units outstanding. As of March 31, 2018 and December 31, 2017, we owned greater than a 99.99% general partnership interest in our operating partnership, and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. As our advisor, Griffin-American Healthcare REIT IV Advisor is entitled to redemption rights of its limited partnership units. The noncontrolling interest of our advisor in our operating partnership, which has redemption features outside of our control, is accounted for as a redeemable noncontrolling interest and is presented outside of permanent equity in our accompanying condensed consolidated balance sheets. See Note 12, Related Party Transactions — Liquidity Stage — Subordinated Participation Interest — Subordinated Distribution Upon Listing, and Note 12, Related Party Transactions — Subordinated Distribution Upon Termination, for a further discussion of the redemption features of the limited partnership units.
On November 1, 2017, we completed the acquisition of Central Florida Senior Housing Portfolio pursuant to a joint venture with an affiliate of Meridian Senior Living, LLC, or Meridian, an unaffiliated third party. Our ownership of the joint venture is approximately 98%. The noncontrolling interest held by Meridian has redemption features outside of our control and is accounted for as redeemable noncontrolling interest in our accompanying condensed consolidated balance sheets. In addition, Meridian will be entitled to an incentive fee, subject to the satisfaction of certain terms and conditions set forth in the joint venture agreement.
We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions; or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Beginning balance	$1,002,000	$2,000
Net loss attributable to redeemable noncontrolling interests	(67,000)	—
Fair value adjustment to redemption value	67,000	—
Ending balance	$1,002,000	$2,000
11. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of March 31, 2018 and December 31, 2017, no shares of our preferred stock were issued and outstanding.
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
On February 6, 2015, our advisor acquired shares of our Class T common stock for total cash consideration of $200,000 and was admitted as our initial stockholder. We used the proceeds from the sale of shares of our Class T common stock to our advisor to make an initial capital contribution to our operating partnership. As of March 31, 2018 and December 31, 2017, our advisor owned 20,833 shares of our Class T common stock.
Through March 31, 2018, we had issued 46,532,759 aggregate shares of our Class T and Class I common stock in connection with the primary portion of our offering and 1,391,831 aggregate shares of our Class T and Class I common stock pursuant to the DRIP. We also granted an aggregate of 37,500 shares of our restricted Class T common stock to our independent directors and repurchased 118,934 shares of our common stock under our share repurchase plan through March 31, 2018. As of March 31, 2018 and December 31, 2017, we had 47,863,989 and 42,207,160 aggregate shares of our Class T and Class I common stock, respectively, issued and outstanding.
As of March 31, 2018, we had a receivable of $1,158,000 for offering proceeds, net of selling commissions and dealer manager fees, from our transfer agent, which was received in April 2018.
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
For the three months ended March 31, 2018 and 2017, $3,606,000 and $1,063,000, respectively, in distributions were reinvested and 383,756 and 113,147 shares of our common stock, respectively, were issued pursuant to the DRIP. As of March 31, 2018 and December 31, 2017, a total of $13,091,000 and $9,485,000, respectively, in distributions were reinvested that resulted in 1,391,831 and 1,008,075 shares of our common stock, respectively, being issued pursuant to the DRIP.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

For the three months ended March 31, 2018, we received share repurchase requests and repurchased 41,188 shares of our common stock for an aggregate of $397,000, at an average repurchase price of $9.65 per share. No share repurchases were requested or made for the three months ended March 31, 2017.
As of March 31, 2018 and December 31, 2017, we received share repurchase requests and repurchased 118,934 and 77,746 shares of our common stock, respectively, for an aggregate of $1,132,000 and $735,000, respectively, at an average repurchase price of $9.52 and $9.45 per share, respectively. All shares were repurchased using proceeds we received from the sale of shares of our common stock pursuant to the DRIP.
2015 Incentive Plan
In February 2016, we adopted our incentive plan, pursuant to which our board of directors or a committee of our independent directors may make grants of options, shares of our restricted common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 4,000,000 shares. As of March 31, 2018, we have granted 37,500 shares of our restricted Class T common stock at a weighted average grant date fair value of $10.00 per share, to our independent directors in connection with their election or re-election to our board of directors, or in consideration for their past services rendered. Such shares vested 20.0% immediately on the grant date and 20.0% will vest on each of the first four anniversaries of the grant date. For the three months ended March 31, 2018 and 2017, we recognized stock compensation expense of $30,000 and $14,000, respectively, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
Offering Costs
Selling Commissions
Generally, we pay our dealer manager selling commissions of up to 3.0% of the gross offering proceeds from the sale of Class T shares of our common stock pursuant to our primary offering. To the extent that selling commissions are less than 3.0% of the gross offering proceeds for any Class T shares sold, such reduction in selling commissions will be accompanied by a corresponding reduction in the applicable per share purchase price for purchases of such shares. No selling commissions are payable on Class I shares or shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three months ended March 31, 2018 and 2017, we incurred $1,462,000 and $2,070,000, respectively, in selling commissions to our dealer manager. Such commissions were charged to stockholders’ equity as such amounts were paid to our dealer manager from the gross proceeds of our offering.
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
For the three months ended March 31, 2018 and 2017, we incurred $493,000 and $733,000, respectively, in dealer manager fees to our dealer manager. Such fees were charged to stockholders’ equity as such amounts were paid to our dealer manager or its affiliates from the gross proceeds of our offering. See Note 12, Related Party Transactions — Offering Stage — Dealer Manager Fee, for a further discussion of the dealer manager fee funded by our advisor.

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
For the three months ended March 31, 2018 and 2017, we incurred $1,700,000 and $2,754,000, respectively, in stockholder servicing fees to our dealer manager. As of March 31, 2018 and December 31, 2017, we accrued $13,423,000 and $12,611,000, respectively, in connection with the stockholder servicing fee payable, which is included in accounts payable and accrued liabilities with a corresponding offset to stockholders’ equity in our accompanying condensed consolidated balance sheets.
12. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and one of our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings; however, we are not affiliated with Griffin Capital, our dealer manager, Colony NorthStar or Mr. Flaherty. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. Our board of directors, including a majority of our independent directors, has reviewed the material transactions between our affiliates and us during the three months ended March 31, 2018 and 2017. Set forth below is a description of the transactions with affiliates. We believe that we have executed all of the transactions set forth below on terms that are fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties. For the three months ended March 31, 2018 and 2017, we incurred $2,975,000 and $4,089,000, respectively, in fees and expenses to our affiliates as detailed below.
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
For the three months ended March 31, 2018 and 2017, we incurred $1,011,000 and $1,496,000, respectively, payable to our advisor as part of the Contingent Advisor Payment in connection with the dealer manager fee that our advisor had incurred. Such fee was charged to stockholders’ equity as incurred with a corresponding offset to accounts payable due to affiliates in our

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

accompanying condensed consolidated balance sheets. See Note 11, Equity — Offering Costs — Dealer Manager Fee, for a further discussion of the dealer manager fee funded by us.
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
For the three months ended March 31, 2018 and 2017, we incurred $327,000 and $556,000, respectively, payable to our advisor as part of the Contingent Advisor Payment in connection with the other organizational and offering expenses that our advisor had incurred. Such expenses were charged to stockholders’ equity as incurred with a corresponding offset to accounts payable due to affiliates in our accompanying condensed consolidated balance sheets.
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
The base acquisition fee in connection with the acquisition of properties accounted for as business combinations in accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, is expensed as incurred and included in acquisition related expenses in our accompanying condensed consolidated statements of operations. The base acquisition fee in connection with the acquisition of properties accounted for as asset acquisitions in accordance with ASU 2017-01 or the acquisition of real estate-related investments is capitalized as part of the associated investment in our accompanying condensed consolidated balance sheets. For the three months ended March 31, 2018 and 2017, we paid base acquisition fees of $509,000 and $1,655,000, respectively, to our advisor. As of March 31, 2018 and December 31, 2017, we recorded $7,760,000 and $7,744,000, respectively, as part of the Contingent Advisor Payment, which is included in accounts payable due to affiliates with a corresponding offset to stockholders’ equity in our accompanying condensed consolidated balance sheets. As of March 31, 2018, we have paid $6,416,000 in Contingent Advisor Payments to our advisor. For a further discussion of amounts paid in connection with the Contingent Advisor Payment, see “Dealer Manager Fee” and “Other Organizational and Offering Expenses,” above. In addition, see Note 3, Real Estate Investments, Net, for a further discussion.

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
For the three months ended March 31, 2018 and 2017, we did not incur any development fees to our advisor or its affiliates.
Reimbursement of Acquisition Expenses
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets, which are reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees, total development costs and real estate commissions paid to unaffiliated third parties will not exceed, in the aggregate, 6.0% of the contract purchase price of the property or real estate-related investments, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction. For the three months ended March 31, 2018 and 2017, such fees and expenses paid did not exceed 6.0% of the contract purchase price of our property acquisitions, except with respect to our acquisitions of Athens MOB and Northern California Senior Housing Portfolio, which excess fees were approved by our directors as set forth above. For a further discussion, see Note 3, Real Estate Investments, Net.
Reimbursements of acquisition expenses in connection with the acquisition of properties accounted for as business combinations in accordance with ASC Topic 805 are expensed as incurred and included in acquisition related expenses in our accompanying condensed consolidated statements of operations. Reimbursements of acquisition expenses in connection with the acquisition of properties accounted for as asset acquisitions in accordance with ASU 2017-01 or the acquisition of real estate-related investments are capitalized as part of the associated investment in our accompanying condensed consolidated balance sheets. For the three months ended March 31, 2018 and 2017, we incurred $0 and $1,000, respectively, in acquisition expenses to our advisor or its affiliates.
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
For the three months ended March 31, 2018 and 2017, we incurred $958,000 and $301,000, respectively, in asset management fees to our advisor, which are included in general and administrative in our accompanying condensed consolidated statements of operations.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Property management fees are included in property operating and rental expenses in our accompanying condensed consolidated statements of operations. For the three months ended March 31, 2018 and 2017, we incurred property management fees of $145,000 and $59,000, respectively, to American Healthcare Investors.
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
Lease fees are capitalized as lease commissions, which are included in other assets, net in our accompanying condensed consolidated balance sheets, and amortized over the term of the lease. For the three months ended March 31, 2018, we incurred lease fees of $1,000. For the three months ended March 31, 2017, we did not incur any lease fees to our advisor or its affiliates.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, we pay our advisor or its affiliates a construction management fee of up to 5.0% of the cost of such improvements. Construction management fees are capitalized as part of the associated asset and included in real estate investments, net in our accompanying condensed consolidated balance sheets or are expensed and included in our accompanying condensed consolidated statements of operations, as applicable. For the three months ended March 31, 2018 and 2017, we did not incur any construction management fees to our advisor or its affiliates.
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
Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.3% and 27.8%, respectively, for the 12 months ended March 31, 2018; however, our operating expenses did not exceed the aforementioned limitation as 2.0% of our average invested assets was greater than 25.0% of our net income.
For the three months ended March 31, 2018 and 2017, our advisor incurred operating expenses on our behalf of $24,000 and $21,000, respectively. Operating expenses are generally included in general and administrative in our accompanying condensed consolidated statements of operations.
Compensation for Additional Services
We pay our advisor and its affiliates for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated third parties for similar services. For the three months ended March 31, 2018 and 2017, our advisor and its affiliates were not compensated for any additional services.
Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, we pay our advisor or its affiliates a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated third parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the three months ended March 31, 2018 and 2017, we did not incur any disposition fees to our advisor or its affiliates.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, we will pay our advisor a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the remaining net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of: (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan); plus (ii) an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three months ended March 31, 2018 and 2017, we did not pay any such distributions to our advisor.
Subordinated Distribution Upon Listing
Upon the listing of shares of our common stock on a national securities exchange, in redemption of our advisor’s limited partnership units, we will pay our advisor a distribution equal to 15.0% of the amount by which: (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash equal to an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing, among other factors. For the three months ended March 31, 2018 and 2017, we did not pay any such distributions to our advisor.
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
As of March 31, 2018 and December 31, 2017, we did not have any liability related to the subordinated distribution upon termination.
Stock Purchase Plans
On December 30, 2016, our Chief Executive Officer and Chairman of the Board of Directors, Jeffrey T. Hanson, our President and Chief Operating Officer, Danny Prosky, and our Executive Vice President and General Counsel, Mathieu B. Streiff, each executed stock purchase plans, or the 2017 Stock Purchase Plans, whereby they each irrevocably agreed to invest 100% of their net after-tax base salary and cash bonus compensation earned as employees of American Healthcare Investors directly into our company by purchasing shares of our Class I common stock. In addition, on December 30, 2016, three Executive Vice Presidents of American Healthcare Investors, including our Executive Vice President of Acquisitions, Stefan K.L. Oh, as well as our Vice Presidents of Asset Management, Wendie Newman and Christopher M. Belford, each executed similar 2017 Stock Purchase Plans whereby they each irrevocably agreed to invest a portion of their net after-tax base salary or a portion of their net after-tax base salary and cash bonus compensation, ranging from 5.0% to 15.0%, earned as employees of American Healthcare Investors directly into our company by purchasing shares of our Class I common stock. The 2017 Stock Purchase Plans terminated on December 31, 2017.
Purchases of shares of our Class I common stock pursuant to the 2017 Stock Purchase Plans commenced beginning with the officers’ regularly scheduled payroll payment on January 23, 2017. The shares of Class I common stock were purchased pursuant to the 2017 Stock Purchase Plans at a price of $9.21 per share, reflecting the purchase price of shares of Class I common stock offered to the public reduced by the dealer manager fees funded by us, as applicable. No selling commissions, dealer manager fees (including the portion of such dealer manager fees funded by our advisor) or stockholder servicing fees were paid with respect to such sales of our Class I common stock.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

On December 31, 2017, Messrs. Hanson, Prosky, and Streiff each executed stock purchase plans for the purchase of shares of our Class I common stock, or the 2018 Stock Purchase Plans, on terms similar to their 2017 Stock Purchase Plans. In addition, on December 31, 2017, four Executive Vice Presidents of American Healthcare Investors, including Messrs. Oh and Belford, Ms. Newman and our Chief Financial Officer, Brian S. Peay, each executed similar 2018 Stock Purchase Plans whereby they each irrevocably agreed to invest a portion of their net after-tax base salary or a portion of their net after-tax base salary and cash bonus compensation, ranging from 5.0% to 15.0%, earned on or after January 1, 2018 as employees of American Healthcare Investors directly into shares of our Class I common stock. The 2018 Stock Purchase Plans terminate on December 31, 2018 or earlier upon the occurrence of certain events, such as any earlier termination of our public offering of securities, unless otherwise renewed or extended.
Purchases of shares of our Class I common stock pursuant to the 2018 Stock Purchase Plans commenced beginning with the first regularly scheduled payroll payment on January 22, 2018. The shares of Class I common stock were or will be purchased pursuant to the 2018 Stock Purchase Plans at a per share purchase price equal to the per share purchase price of our Class I common stock offered to the public, which was $9.21 per share prior to April 11, 2018 and is currently $9.65 per share effective April 11, 2018. No selling commissions, dealer manager fees (including the portion of such dealer manager fees funded by our advisor) or stockholder servicing fees will be paid with respect to such sales of our Class I common stock.
For the three months ended March 31, 2018 and 2017, our officers invested the following amounts and we issued the following shares of our Class T and Class I common stock pursuant to the applicable stock purchase plan:

		Three Months Ended March 31,
		2018		2017
Officer’s Name	Title	Amount	Shares	Amount	Shares
Jeffrey T. Hanson	Chief Executive Officer and Chairman of the Board of Directors	$118,000	12,785	$57,000	6,178
Danny Prosky	President and Chief Operating Officer	123,000	13,305	60,000	6,423
Mathieu B. Streiff	Executive Vice President and General Counsel	123,000	13,317	60,000	6,436
Brian S. Peay	Chief Financial Officer	13,000	1,405	—	—
Stefan K.L. Oh	Executive Vice President of Acquisitions	8,000	869	8,000	842
Christopher M. Belford	Vice President of Asset Management	36,000	3,890	47,000	5,055
Wendie Newman	Vice President of Asset Management	2,000	233	2,000	165
		$423,000	45,804	$234,000	25,099
Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of March 31, 2018 and December 31, 2017:

Fee	March 31, 2018	December 31, 2017
Contingent Advisor Payment	$7,760,000	$7,744,000
Asset management fees	325,000	316,000
Property management fees	51,000	43,000
Operating expenses	9,000	6,000
Construction management fees	1,000	1,000
Lease commissions	—	8,000
	$8,146,000	$8,118,000

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
The fair value of our mortgage loans payable and the Corporate Line of Credit is estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that the valuations of our mortgage loans payable and line of credit and term loans are classified in Level 2 within the fair value hierarchy. The carrying amounts and estimated fair values of such financial instruments as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Mortgage loans payable	$11,483,000	$11,628,000	$11,567,000	$11,819,000
Line of credit and term loan	$61,062,000	$62,294,000	$82,644,000	$84,088,000
14. Income Taxes
As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. We have elected to treat certain of our consolidated subsidiaries as wholly-owned taxable REIT subsidiaries, or TRSs, pursuant to the Code. TRSs may participate in services that would otherwise be considered impermissible for REITs and are subject to federal and state income tax at regular corporate tax rates. We did not incur income taxes for the three months ended March 31, 2018 and 2017.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation pursuant to the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate to 21.0%, eliminating the corporate alternative minimum tax, or AMT, and changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.
We adopted ASU 2018-05 which allows us to record provisional amounts during the period of enactment. Any change to the provisional amounts will be recorded as an adjustment to the provision for income taxes in the period the amounts are determined. The measurement period ends when we have obtained, prepared and analyzed the information necessary to finalize the provision, but cannot extend beyond one year of the enactment date.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We did not incur income taxes for the three months ended March 31, 2017. The components of income tax expense (benefit) for the three months ended March 31, 2018 were as follows:

Amount
Federal deferred	$(740,000)
State deferred	(153,000)
Valuation allowances	893,000
Total income tax expense (benefit)	$—
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
We apply the rules under ASC 740-10, Accounting for Uncertainty in Income Taxes, for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Pursuant to these rules, we will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of March 31, 2018 and December 31, 2017, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying consolidated financial statements.
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of March 31, 2018, our valuation allowance fully reserves the net deferred tax asset due to inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.
15. Segment Reporting
ASC Topic 280 establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2016; senior housing facility in December 2016; senior housing— RIDEA facility in November 2017; and skilled nursing facility in March 2018, we established a new reportable segment at each such time. As of March 31, 2018, we evaluated our business and made resource allocations based on four reportable business segments — medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities.
Our medical office buildings are typically leased to multiple tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). Our senior housing facilities and skilled nursing facilities are primarily single-tenant properties for which we lease the facilities to unaffiliated tenants under triple-net and generally master leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Our senior housing — RIDEA properties include senior housing facilities that are owned and operated utilizing a RIDEA structure.
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
Summary information for the reportable segments during the three months ended March 31, 2018 and 2017 was as follows:

	Medical Office Buildings	Senior Housing — RIDEA	Senior Housing	Skilled Nursing Facilities	Three Months Ended March 31, 2018
Revenues:
Real estate revenue	$6,944,000	$—	$2,288,000	$201,000	$9,433,000
Resident fees and services	—	8,409,000	—	—	8,409,000
Total revenues	6,944,000	8,409,000	2,288,000	201,000	17,842,000
Expenses:
Rental expenses	1,947,000	—	371,000	33,000	2,351,000
Property operating expenses	—	7,233,000	—	—	7,233,000
Segment net operating income	$4,997,000	$1,176,000	$1,917,000	$168,000	$8,258,000
Expenses:
General and administrative					$2,120,000
Acquisition related expenses					95,000
Depreciation and amortization					7,195,000
Interest expense (including amortization of deferred financing costs and debt premium)					(1,084,000)
Net loss					$(2,236,000)

	Medical Office Buildings	Senior Housing	Three Months Ended March 31, 2017
Revenue:
Real estate revenue	$3,671,000	$381,000	$4,052,000
Expenses:
Rental expenses	1,153,000	34,000	1,187,000
Segment net operating income	$2,518,000	$347,000	$2,865,000
Expenses:
General and administrative			$748,000
Acquisition related expenses			73,000
Depreciation and amortization			1,711,000
Interest expense (including amortization of deferred financing costs and debt premium)			(418,000)
Net loss			$(85,000)

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Assets by reportable segment as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
Medical office buildings	$260,388,000	$262,260,000
Senior housing — RIDEA	114,300,000	115,402,000
Senior housing	98,807,000	98,519,000
Skilled nursing facilities	23,438,000	—
Other	6,709,000	3,972,000
Total assets	$503,642,000	$480,153,000
16. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, accounts and other receivables, restricted cash and real estate deposits. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of March 31, 2018 and December 31, 2017, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. In general, we perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of March 31, 2018, three states in the United States accounted for 10.0% or more of our annualized base rent or annualized net operating income of our total property portfolio. Our properties located in Florida, Nevada and Alabama accounted for approximately 17.8%, 13.3% and 11.8%, respectively, of the annualized base rent or annualized net operating income of our total property portfolio. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
Based on leases in effect as of March 31, 2018, our four reportable business segments, medical office buildings, senior housing — RIDEA, senior housing and skilled nursing facilities accounted for 59.4%, 17.8%, 17.8% and 5.0%, respectively, of our annualized base rent or annualized net operating income.
As of March 31, 2018, we had two tenants that accounted for 10.0% or more of our annualized base rent or annualized net operating income of our total property portfolio, as follows:

Tenant	Annualized Base Rent(1)	Percentage of Annualized Base Rent	Acquisition	Reportable Segment	GLA (Sq Ft)	Lease Expiration Date
Colonial Oaks Master Tenant, LLC	$4,112,000	11.6%	Lafayette Assisted Living Portfolio and Northern California Senior Housing Portfolio	Senior Housing	215,000	06/30/32
Prime Healthcare Services – Reno	$3,803,000	10.8%	Reno MOB	Medical Office	145,000	03/31/20 – 12/31/25
___________

(1)
Annualized base rent is based on contractual base rent from leases in effect as of March 31, 2018. The loss of any of these tenants or their inability to pay rent could have a material adverse effect on our business and results of operations.

17. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $4,000 and $2,000 for the three months ended March 31, 2018 and 2017, respectively. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock. As of March 31, 2018 and 2017, there were 27,000 and 12,000 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of March 31, 2018 and 2017, there were 208 units of redeemable limited partnership units of our operating partnership outstanding, but such units were excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.
18. Subsequent Events
Status of Our Offering
As of May 4, 2018, we had received and accepted subscriptions in our offering for 48,784,089 aggregate shares of our Class T and Class I common stock, or $485,441,000, excluding shares of our common stock issued pursuant to the DRIP.
Property Acquisitions
Subsequent to March 31, 2018, we completed two property acquisitions comprising two buildings from unaffiliated third parties. The following is a summary of our property acquisitions subsequent to March 31, 2018:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Corporate Line of Credit(2)	Total Acquisition Fee(3)
Sauk Prairie MOB	Prairie du Sac, WI	Medical Office	04/09/18	$19,500,000	$19,500,000	$878,000
Surprise MOB	Surprise, AZ	Medical Office	04/27/18	11,650,000	8,000,000	524,000
				$31,150,000	$27,500,000	$1,402,000
___________

(1)	We own 100% of our properties acquired subsequent to March 31, 2018.

(2)	Represents borrowings under the Corporate Line of Credit, as amended, at the time of acquisition.

(3)
Our advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, a base acquisition fee of 2.25% of the contract purchase price upon the closing of the acquisition. In addition, the total acquisition fee includes a Contingent Advisor Payment in the amount of 2.25% of the contract purchase price of the properties acquired, which shall be paid by us to our advisor, subject to the satisfaction of certain conditions. See Note 12, Related Party Transactions — Acquisition and Development Stage — Acquisition Fee, for a further discussion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT IV, Inc. and its subsidiaries, including Griffin-American Healthcare REIT IV Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2017 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 8, 2018. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of March 31, 2018 and December 31, 2017, together with our results of operations and cash flows for the three months ended March 31, 2018 and 2017.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking. Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future investments on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the success of our best efforts initial public offering; the availability of properties to acquire; the availability of financing; and our ongoing relationship with American Healthcare Investors, LLC, or American Healthcare Investors, and Griffin Capital Company, LLC, or Griffin Capital, and their affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.
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
The shares of our Class T common stock in our primary offering were being offered at a price of $10.00 per share prior to April 11, 2018. The shares of our Class I common stock in our primary offering were being offered at a price of $9.30 per share prior to March 1, 2017 and $9.21 per share from March 1, 2017 to April 10, 2018. The shares of our Class T and Class I common stock issued pursuant to the DRIP were sold at a price of $9.50 per share prior to January 1, 2017 and $9.40 per share from January 1, 2017 to April 10, 2018. On April 6, 2018, our board of directors, at the recommendation of the audit committee of our board of directors, comprised solely of independent directors, unanimously approved and established an estimated per share net asset value, or NAV, of our common stock of $9.65, as discussed further below. As a result, on April 6, 2018, our board of directors unanimously approved revised offering prices for each class of shares of our common stock to be sold in the primary portion of our initial public offering based on the estimated per share NAV of our Class T and Class I common stock of $9.65 plus any applicable per share up-front selling commissions and dealer manager fees funded by us, effective April 11, 2018. Accordingly, the revised offering price for shares of our Class T common stock and Class I common stock sold pursuant to our primary offering on or after April 11, 2018 is $10.05 per share and $9.65 per share, respectively. Effective April 11, 2018, the shares of our Class T and Class I common stock issued pursuant to the DRIP are sold at a price of $9.65 per share, the most recent estimated per share NAV approved and established by our board of directors.
We will sell shares of our Class T and Class I common stock in our offering until February 16, 2019, unless extended by our board of directors as permitted under applicable law, or extended with respect to shares of our common stock offered pursuant to the DRIP. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and the DRIP, and among classes of stock. As of March 31, 2018, we had received and accepted subscriptions in our offering for 46,532,759 aggregate shares of our Class T and Class I common stock, or approximately $462,971,000, excluding shares of our common stock issued pursuant to the DRIP.
On April 6, 2018, our board of directors, at the recommendation of the audit committee of our board of directors, comprised solely of independent directors, unanimously approved and established an estimated per share NAV of our common stock of $9.65. We provide this estimated per share NAV to assist broker-dealers in connection with their obligations under National Association of Securities Dealers Conduct Rule 2340, as required by the Financial Industry Regulatory Authority, or FINRA, with respect to customer account statements. The estimated per share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of December 31, 2017. This valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives, or the IPA, in April 2013, in addition to guidance from the SEC. Going forward, we intend to publish an updated estimated per share NAV on at least an annual basis. See our Current Report on Form 8-K filed with the SEC on April 9, 2018, for more information on the methodologies and assumptions used to determine, and the limitations and risks of, our estimated per share NAV.
We conduct substantially all of our operations through Griffin-American Healthcare REIT IV Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT IV Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 16, 2016 and had a one-year term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 14, 2018 and expires on February 16, 2019. Our advisor uses its best efforts, subject to the oversight and review of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors and 25.0% owned by a wholly owned subsidiary of Griffin Capital, or collectively, our co-sponsors. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony NorthStar, Inc. (NYSE: CLNS), or Colony NorthStar, and 7.8% owned by James F. Flaherty III, a former partner of Colony NorthStar. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or our dealer manager, Colony NorthStar or Mr. Flaherty; however, we are affiliated with Griffin-American Healthcare REIT IV Advisor, American Healthcare Investors and AHI Group Holdings.
We currently operate through four reportable business segments — medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities. As of March 31, 2018, we had completed 19 property acquisitions whereby we owned 40 properties, comprising 42 buildings, or approximately 2,553,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $488,740,000.
Critical Accounting Policies
The complete listing of our Critical Accounting Policies was previously disclosed in our 2017 Annual Report on Form 10-K, as filed with the SEC on March 8, 2018, and there have been no material changes to our Critical Accounting Policies as disclosed therein, except as noted below.
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2017 Annual Report on Form 10-K, as filed with the SEC on March 8, 2018.
Revenue Recognition
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which has been codified to Accounting Standards Codification, or ASC, Topic 606, or ASC Topic 606. ASC Topic 606 provides additional guidance to clarify the principles for recognizing revenue. The standard and subsequent amendments are intended to develop a common revenue standard to remove inconsistencies, improve comparability, provide more useful information to users through improved disclosure requirements and simplify the preparation of financial statements. We have evaluated all of our revenue streams to identify whether each revenue stream would be subject to the provisions of ASC Topic 606 and any differences in the timing, measurement or presentation of revenue recognition. Based on a review of our various revenue streams, certain components of resident fees and services, such as revenues that are ancillary to the contractual rights of residents within our senior housing campuses, are subject to ASC Topic 606. While these revenue streams are subject to the provisions of ASC Topic 606, we believe that the pattern and timing of recognition of income are consistent with the previous accounting model. Virtually all resident fees and services are earned over a period of time and the majority of these revenues are paid by private payor types with the residual being paid by Medicaid. We adopted ASC Topic 606 on January 1, 2018 using the modified retrospective adoption method and the adoption did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to our accompanying condensed consolidated financial statements.
Acquisitions in 2018
For a discussion of our property acquisitions in 2018, see Note 3, Real Estate Investments, Net, and Note 18, Subsequent Events — Property Acquisitions, to our accompanying condensed consolidated financial statements.
Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those listed in Part II, Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q and those Risk Factors previously disclosed in our 2017 Annual Report on Form 10-K, as filed with the SEC on March 8, 2018.
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
Scheduled Lease Expirations
Excluding our senior housing — RIDEA facilities, as of March 31, 2018, our properties were 95.6% leased and during the remainder of 2018, 2.9% of the leased GLA is scheduled to expire. Our senior housing— RIDEA facilities were 76.3% leased for the three months ended March 31, 2018 and substantially all of our leases with residents at such properties are for a term of one year or less. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next 12 months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy.
As of March 31, 2018, our remaining weighted average lease term was 9.4 years, excluding our senior housing — RIDEA facilities.
Results of Operations
Comparison of the Three Months Ended March 31, 2018 and 2017
Our primary sources of revenue include rent and resident fees and services from our properties. Our primary expenses include property operating expenses and rental expenses. In general, we expect amounts related to our portfolio of operating properties to increase in the future based on a full year of operations as well as any additional real estate and real estate-related investments we may acquire.
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2016; senior housing facility in December 2016; senior housing— RIDEA facility in November 2017; and skilled nursing facility in March 2018, we established a new reportable segment at each such time. As of March 31, 2018, we operated through four reportable business segments — medical office buildings, senior housing, senior housing— RIDEA and skilled nursing facilities.
Except where otherwise noted, our results of operations are primarily due to owning 42 buildings as of March 31, 2018, as compared to owning 14 buildings as of March 31, 2017. As of March 31, 2018 and 2017, we owned the following types of properties:

	March 31,
	2018			2017
	Number of Buildings	Aggregate Contract Purchase Price	Leased %	Number of Buildings	Aggregate Contract Purchase Price	Leased %
Medical office buildings	18	$262,290,000	92.8%	12	$195,620,000	92.7%
Senior housing — RIDEA	10	109,500,000	(1)	—	—	—%
Senior housing	12	94,350,000	100%	2	16,750,000	100%
Skilled nursing facilities	2	22,600,000	100%	—	—	—%
Total/weighted average(2)	42	$488,740,000	95.6%	14	$212,370,000	93.4%
___________

(1)
The leased percentage for the resident units of our senior housing — RIDEA facilities was 76.3% for the three months ended March 31, 2018 and substantially all of our leases with residents at such properties are for a term of one year or less.

(2)	Leased percentage excludes our senior housing — RIDEA facilities.

Revenues
For the three months ended March 31, 2018 and 2017, real estate revenue was $9,433,000 and $4,052,000, respectively, and primarily comprised of base rent of $6,915,000 and $3,000,000, respectively, and expense recoveries of $1,822,000 and $736,000, respectively. For the three months ended March 31, 2018, resident fees and services consisted of rental fees related to resident leases and extended health care fees. We did not own or operate any senior housing — RIDEA facilities prior to November 2017. Revenue by reportable segment consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2018	2017
Real Estate Revenue
Medical office buildings	$6,944,000	$3,671,000
Senior housing	2,288,000	381,000
Skilled nursing facilities	201,000	—
Total real estate revenue	9,433,000	4,052,000
Resident Fees and Services
Senior housing — RIDEA	8,409,000	—
Total resident fees and services	8,409,000	—
Total revenues	$17,842,000	$4,052,000
Property Operating Expenses and Rental Expenses
Rental expenses and rental expenses as a percentage of real estate revenue, as well as property operating expenses and property operating expenses as a percentage of resident fees and services, by reportable segment, consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2018		2017
Rental Expenses
Medical office buildings	$1,947,000	28.0%	$1,153,000	31.4%
Senior housing	371,000	16.2%	34,000	8.9%
Skilled nursing facilities	33,000	16.4%	—	—%
Total rental expenses	$2,351,000	24.9%	$1,187,000	29.3%
Property Operating Expenses
Senior housing — RIDEA	$7,233,000	86.0%	$—	—%
Total property operating expenses	$7,233,000	86.0%	$—	—%
Senior housing — RIDEA facilities typically have a higher percentage of operating expenses to revenue than medical office buildings, senior housing facilities and skilled nursing facilities. We anticipate that the percentage of operating expenses to revenues will fluctuate based on the types of property we acquire in the future.

General and Administrative
General and administrative consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2018	2017
Asset management fees — affiliates	$958,000	$301,000
Professional and legal fees	472,000	187,000
Bad debt expense	347,000	14,000
Transfer agent services	80,000	32,000
Board of directors fees	57,000	53,000
Bank charges	57,000	—
Directors’ and officers’ liability insurance	53,000	55,000
Franchise taxes	44,000	74,000
Restricted stock compensation	30,000	14,000
Other	22,000	18,000
Total	$2,120,000	$748,000
The increase in general and administrative expenses in 2018 as compared to 2017 was primarily due to the purchase of additional properties in 2017 and 2018 and thus incurring higher asset management fees to our advisor or its affiliates and higher professional and legal fees. In addition, we incurred higher transfer agent service fees for 2018 as compared to 2017 due to an increase in the number of investors in connection with the increased equity raise pursuant to our offering throughout 2017 and 2018. Accordingly, we expect general and administrative expenses to continue to increase in 2018 as we acquire additional properties and raise additional equity.
Acquisition Related Expenses
For the three months ended March 31, 2018 and 2017, acquisition related expenses were $95,000 and $73,000, respectively, and were related primarily to expenses incurred in pursuit of properties that did not result in an acquisition.
Depreciation and Amortization
For the three months ended March 31, 2018 and 2017, depreciation and amortization was $7,195,000 and $1,711,000, respectively, and consisted primarily of depreciation on our operating properties of $3,416,000 and $1,140,000, respectively, and amortization on our identified intangible assets of $3,771,000 and $571,000, respectively.
Interest Expense
For the three months ended March 31, 2018 and 2017, interest expense related to our mortgage loans payable and line of credit and term loan was $1,084,000 and $418,000, respectively. See Note 6, Mortgage Loans Payable, Net and Note 7, Line of Credit and Term Loan, to our accompanying condensed consolidated financial statements, for a further discussion. Interest expense consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2018	2017
Interest expense — line of credit and term loan	$712,000	$280,000
Amortization of deferred financing costs — line of credit and term loan	218,000	87,000
Interest expense — mortgage loans payable	142,000	51,000
Amortization of deferred financing costs — mortgage loans payable	15,000	—
Amortization of debt premium	(3,000)	—
Total	$1,084,000	$418,000
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
Our principal demands for funds will be for acquisitions of real estate and real estate-related investments, payment of operating expenses and interest on our current and future indebtedness and payment of distributions to our stockholders. We estimate that we will require approximately $2,116,000 to pay interest on our outstanding indebtedness in the remainder of 2018, based on interest rates in effect and borrowings outstanding as of March 31, 2018, and that we will require $290,000 to pay principal on our outstanding indebtedness in the remainder of 2018. In addition, we require resources to make certain payments to our advisor and our dealer manager, which during our offering will include payments to our dealer manager and its affiliates for selling commissions, the dealer manager fee and the stockholder servicing fee. See Note 11, Equity — Offering Costs, and Note 12, Related Party Transactions, to our accompanying condensed consolidated financial statements, for a further discussion of our payments to our advisor and our dealer manager.
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
Based on the properties we own as of March 31, 2018, we estimate that our expenditures for capital and tenant improvements will require up to $3,282,000 for the remaining nine months of 2018. As of March 31, 2018, we had $16,000 of restricted cash in reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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
Cash Flows
The following table sets forth changes in cash flows:

	Three Months Ended March 31,
	2018	2017
Cash, cash equivalents and restricted cash — beginning of period	$7,103,000	$2,237,000
Net cash provided by operating activities	4,692,000	1,390,000
Net cash used in investing activities	(25,494,000)	(75,553,000)
Net cash provided by financing activities	22,873,000	73,985,000
Cash, cash equivalents and restricted cash — end of period	$9,174,000	$2,059,000
The following summary discussion of our changes in our cash flows is based on our accompanying condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
For the three months ended March 31, 2018 and 2017, cash flows provided by operating activities primarily related to the cash flows provided by our property operations, offset by payments of general and administrative expenses. See “Results of Operations” above for a further discussion. We anticipate cash flows from operating activities to increase in 2018 as we acquire additional real estate investments.
Investing Activities
For the three months ended March 31, 2018, cash flows used in investing activities related primarily to our one property acquisition in the amount of $23,190,000 and the payment of $1,575,000 for real estate deposits. For the three months ended March 31, 2017, cash flows used in investing activities related primarily to our two property acquisitions in the amount of $74,714,000 and the payment of $800,000 for real estate deposits. Cash flows used in investing activities are heavily dependent upon the investment of our net offering proceeds in real estate investments. We anticipate cash flows used in investing activities to increase as we acquire additional properties and real estate-related investments.
Financing Activities
For the three months ended March 31, 2018, cash flows provided by financing activities related primarily to funds raised from investors in our offering in the amount of $52,094,000, partially offset by net payments on our line of credit and term loan of $21,800,000, the payment of offering costs of $4,125,000 in connection with our offering and distributions to our common stockholders of $2,799,000. For the three months ended March 31, 2017, cash flows provided by financing activities related primarily to funds raised from investors in our offering in the amount of $76,125,000, partially offset by the payment of offering costs of $3,009,000 in connection with our offering. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur debt to acquire properties.
Distributions
Our board of directors authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on May 1, 2016 and ending on June 30, 2018. The daily distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our Class T and Class I common stock, which is equal to an annualized distribution of $0.60 per share. These distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to our DRIP monthly in arrears, only from legally available funds.
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
The distributions paid for the three months ended March 31, 2018 and 2017, along with the amount of distributions reinvested pursuant to the DRIP and the sources of distributions as compared to cash flows from operations were as follows:

	Three Months Ended March 31,
	2018		2017
Distributions paid in cash	$2,799,000		$755,000
Distributions reinvested	3,606,000		1,063,000
	$6,405,000		$1,818,000
Sources of distributions:
Cash flows from operations	$4,692,000	73.3%	$1,390,000	76.5%
Offering proceeds	1,713,000	26.7	428,000	23.5
	$6,405,000	100%	$1,818,000	100%
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
As of March 31, 2018, we had an amount payable of $8,145,000 to our advisor or its affiliates primarily for the 2.25% Contingent Advisor Payment portion of the total acquisition fee payable to our advisor or its affiliates, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice. See Note 12, Related Party Transactions — Acquisition and Development Stage — Acquisition Fee, to our accompanying condensed consolidated financial statements, for a further discussion.
As of March 31, 2018, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than $80,000 in asset management fees waived by our advisor in 2016, which was equal to the amount of distributions payable from May 1, 2016 through June 27, 2016, the day prior to our first property acquisition. Other than such waiver of asset management fees by our advisor to provide us with additional funds to pay initial distributions to our stockholders through June 27, 2016, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer or continue to defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

The distributions paid for the three months ended March 31, 2018 and 2017, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to funds from operations attributable to controlling interest, or FFO, were as follows:

	Three Months Ended March 31,
	2018		2017
Distributions paid in cash	$2,799,000		$755,000
Distributions reinvested	3,606,000		1,063,000
	$6,405,000		$1,818,000
Sources of distributions:
FFO attributable to controlling interest	$4,957,000	77.4%	$1,626,000	89.4%
Offering proceeds	1,448,000	22.6	192,000	10.6
	$6,405,000	100%	$1,818,000	100%
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
Financing
We intend to continue to finance a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that, after an initial phase of our operations (prior to the investment of all of the net proceeds of our offering) when we may employ greater amounts of leverage to enable us to acquire properties more quickly and therefore generate distributions for our stockholders sooner, our overall leverage will not exceed 50.0% of the combined market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the contract purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of March 31, 2018, our aggregate borrowings were 15.1% of the combined market value of all of our real estate investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of May 11, 2018 and March 31, 2018, our leverage did not exceed 300% of the value of our net assets.
Mortgage Loans Payable, Net
For a discussion of our mortgage loans payable, net, see Note 6, Mortgage Loans Payable, Net, to our accompanying condensed consolidated financial statements.
Line of Credit and Term Loan
For a discussion of our line of credit and term loan, see Note 7, Line of Credit and Term Loan, to our accompanying condensed consolidated financial statements.
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
Debt Service Requirements
Typically, a significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of March 31, 2018, we had $11,538,000 ($11,483,000, including premium and deferred financing costs, net) of fixed-rate mortgage loans payable outstanding secured by our properties. As of March 31, 2018, we had $62,300,000 outstanding, and $137,700,000 remained available under our line of credit and term loan. See Note 6, Mortgage Loans Payable, Net, and Note 7, Line of Credit and Term Loan, to our accompanying condensed consolidated financial statements.
We are required by the terms of certain loan documents to meet certain covenants, such as leverage ratios, net worth ratios, debt service coverage ratios, fixed charge coverage ratios and reporting requirements. As of March 31, 2018, we were in compliance with all such covenants and requirements on our mortgage loans payable and our line of credit and term loan. As of March 31, 2018, the weighted average effective interest rate on our outstanding debt was 3.77% per annum.
Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our line of credit and term loan; (ii) interest payments on our mortgage loans payable and our line of credit and term loan; and (iii) ground and other lease obligations as of March 31, 2018:

	Payments Due by Period
	2018	2019-2020	2021-2022	Thereafter	Total
Principal payments — fixed-rate debt	$290,000	$8,443,000	$644,000	$2,161,000	$11,538,000
Interest payments — fixed-rate debt	426,000	829,000	263,000	332,000	1,850,000
Principal payments — variable-rate debt	—	62,300,000	—	—	62,300,000
Interest payments — variable-rate debt (based on rates in effect as of March 31, 2018)	1,690,000	1,494,000	—	—	3,184,000
Ground and other lease obligations	88,000	496,000	496,000	10,697,000	11,777,000
Total	$2,494,000	$73,562,000	$1,403,000	$13,190,000	$90,649,000
Off-Balance Sheet Arrangements
As of March 31, 2018, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Inflation
During the three months ended March 31, 2018 and 2017, inflation has not significantly affected our operations because of the moderate inflation rate; however, we expect to be exposed to inflation risk as income from future long-term leases will be the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions will include negotiated rental increases, reimbursement billings for operating expense pass-through charges, and real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.
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
Changes in the accounting and reporting rules under GAAP that were put into effect and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed as operating expenses under GAAP. We believe these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use the proceeds raised in our offering to acquire properties, and we intend to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within five years after the completion of our offering stage, which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Institute for Portfolio Alternatives, or the IPA, an industry trade group, has standardized a measure known as modified funds from operations, which the IPA has recommended as a supplemental performance measure for publicly registered, non-listed REITs, and which we believe to be another appropriate supplemental performance measure to reflect the operating performance of a publicly registered, non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income (loss) as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes expensed acquisition fees and expenses that affect our operations only in periods in which properties are acquired and that we consider more reflective of investing activities, as well as other non-operating items included in FFO, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering stage has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the publicly registered, non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering stage and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering stage has been completed and properties have been acquired, as it excludes expensed acquisition fees and expenses that have a negative effect on our operating performance during the periods in which properties are acquired.
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
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above- and below-market leases, change in deferred rent and the adjustments of such items related to redeemable noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the three months ended March 31, 2018 and 2017. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offering to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent redeployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses are not reimbursed by our advisor or its affiliates and third parties, and therefore if there is no further cash on hand from the proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows. Certain acquisition related expenses under GAAP, such as expenses incurred in connection with property acquisitions accounted for as business combinations, are considered operating expenses and as expenses included in the determination of net income (loss), which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, we may pay acquisition fees or reimburse acquisition expenses due to our advisor and its affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties or ancillary cash flows. As a result, the amount of proceeds from borrowings available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offering.
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

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Net loss	$(2,236,000)	$(85,000)
Add:
Depreciation and amortization — consolidated properties	7,195,000	1,711,000
Net loss attributable to redeemable noncontrolling interests	67,000	—
Less:
Depreciation and amortization related to redeemable noncontrolling interests	(69,000)	—
FFO attributable to controlling interest	$4,957,000	$1,626,000

Acquisition related expenses(1)	$95,000	$73,000
Amortization of above- and below-market leases(2)	(45,000)	(34,000)
Change in deferred rent(3)	(633,000)	(273,000)
Adjustments for redeemable noncontrolling interests(4)	—	—
MFFO attributable to controlling interest	$4,374,000	$1,392,000
Weighted average Class T and Class I common shares outstanding — basic and diluted	45,136,647	14,655,107
Net loss per Class T and Class I common share — basic and diluted	$(0.05)	$(0.01)
FFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$0.11	$0.11
MFFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$0.10	$0.09
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

(4)	Includes all adjustments to eliminate the redeemable noncontrolling interests’ share of the adjustments described in notes (1) – (3) above to convert our FFO to MFFO.

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
To facilitate understanding of this financial measure, the following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to NOI for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Net loss	$(2,236,000)	$(85,000)
General and administrative	2,120,000	748,000
Acquisition related expenses	95,000	73,000
Depreciation and amortization	7,195,000	1,711,000
Interest expense	1,084,000	418,000
Net operating income	$8,258,000	$2,865,000
Subsequent Events
For a discussion of our subsequent events, see Note 18, Subsequent Events, to our accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk. There were no material changes in our market risk exposures, or in the methods we use to manage market risk, from those that were provided for in our 2017 Annual Report on Form 10-K, as filed with the SEC on March 8, 2018.
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
As of March 31, 2018, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Fixed-rate debt — principal payments	$290,000	$407,000	$8,036,000	$314,000	$330,000	$2,161,000	$11,538,000	$11,628,000
Weighted average interest rate on maturing fixed-rate debt	5.10%	5.10%	4.79%	5.25%	5.25%	5.25%	4.92%	—
Variable-rate debt — principal payments	$—	$62,300,000	$—	$—	$—	$—	$62,300,000	$62,294,000
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of March 31, 2018)	—%	3.55%	—%	—%	—%	—%	3.55%	—
Mortgage Loans Payable, Net and Line of Credit and Term Loan
Mortgage loans payable were $11,538,000 ($11,483,000, including premium and deferred financing costs, net) as of March 31, 2018. As of March 31, 2018, we had two fixed-rate mortgage loans with interest rates ranging from 4.77% to 5.25% per annum. In addition, as of March 31, 2018, we had $62,300,000 outstanding under our line of credit and term loan at a weighted average interest rate of 3.55% per annum.
As of March 31, 2018, the weighted average effective interest rate on our outstanding debt was 3.77% per annum. An increase in the variable interest rate on our variable-rate line of credit and term loan constitutes a market risk. As of March 31, 2018, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on our variable-rate line of credit and term loan by $316,000, or 11.10% of total annualized interest expense on our mortgage loans payable and our line of credit and term loan. See Note 6, Mortgage Loans Payable, Net, and Note 7, Line of Credit and Term Loan, to our accompanying condensed consolidated financial statements, for a further discussion.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2018 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2018, were effective at the reasonable assurance level.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
There were no material changes from the risk factors previously disclosed in our 2017 Annual Report on Form 10-K, as filed with the SEC on March 8, 2018, except as noted below.
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
Our board of directors authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on May 1, 2016 and ending on June 30, 2018. The daily distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our Class T and Class I common stock, which is equal to an annualized distribution of $0.60 per share. These distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears, only from legally available funds.
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

The distributions paid for the three months ended March 31, 2018 and 2017, along with the amount of distributions reinvested pursuant to the DRIP and the sources of distributions as compared to cash flows from operations were as follows:

	Three Months Ended March 31,
	2018		2017
Distributions paid in cash	$2,799,000		$755,000
Distributions reinvested	3,606,000		1,063,000
	$6,405,000		$1,818,000
Sources of distributions:
Cash flows from operations	$4,692,000	73.3%	$1,390,000	76.5%
Offering proceeds	1,713,000	26.7	428,000	23.5
	$6,405,000	100%	$1,818,000	100%
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
As of March 31, 2018, we had an amount payable of $8,145,000 to our advisor or its affiliates primarily for the 2.25% Contingent Advisor Payment portion of the total acquisition fee payable to our advisor or its affiliates, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
As of March 31, 2018, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than $80,000 in asset management fees waived by our advisor in 2016, which was equal to the amount of distributions payable from May 1, 2016 through June 27, 2016, the day prior to our first property acquisition. Other than the waiver of such asset management fees by our advisor to provide us with additional funds to pay initial distributions to our stockholders through June 27, 2016, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer or continue to defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
The distributions paid for the three months ended March 31, 2018 and 2017, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to FFO were as follows:

	Three Months Ended March 31,
	2018		2017
Distributions paid in cash	$2,799,000		$755,000
Distributions reinvested	3,606,000		1,063,000
	$6,405,000		$1,818,000
Sources of distributions:
FFO attributable to controlling interest	$4,957,000	77.4%	$1,626,000	89.4%
Offering proceeds	1,448,000	22.6	192,000	10.6
	$6,405,000	100%	$1,818,000	100%
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

The estimated per share NAV may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of our company.
On April 6, 2018, our board of directors, at the recommendation of the audit committee, which is comprised solely of independent directors, unanimously approved and established an estimated per share NAV of our common stock of $9.65. We are providing this estimated per share NAV to assist broker-dealers in connection with their obligations under National Association of Securities Dealers Conduct Rule 2340, as required by FINRA with respect to customer account statements. The valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the IPA in April 2013, in addition to guidance from the SEC.
The estimated per share NAV was determined after consultation with our advisor and an independent third-party valuation firm, the engagement of which was approved by the audit committee. FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated per share NAV. As with any valuation methodology, our independent valuation firm’s methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated per share NAV, and these differences could be significant.
The estimated per share NAV is not audited or reviewed by our independent registered public accounting firm and does not represent the fair value of our assets or liabilities according to GAAP. Accordingly, with respect to the estimated per share NAV, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at our estimated per share NAV;

•	a stockholder would ultimately realize distributions per share equal to our estimated per share NAV upon liquidation of our assets and settlement of our liabilities or a sale of the company;

•	our shares of common stock would trade at our estimated per share NAV on a national securities exchange;

•
an independent third-party appraiser or other third-party valuation firm, other than the third-party valuation firm engaged by the board of directors to assist in its determination of the estimated per share NAV, would agree with our estimated per share NAV; or

•	the methodology used to estimate our per share NAV would be acceptable to FINRA or comply with the Employee Retirement Income Security Act of 1974, or ERISA, reporting requirements.
Further, the estimated per share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of December 31, 2017. The value of our shares may fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. Going forward, we intend to engage an independent valuation firm to assist us with publishing an updated estimated per share NAV on at least an annual basis.
For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated per share NAV, see our Current Report on Form 8-K filed with the SEC on April 9, 2018.
It may be difficult to accurately reflect material events that may impact our estimated per share NAV between valuations and accordingly, we may be selling and repurchasing shares at too high or too low a price.
Our independent valuation firm will calculate estimates of the market value of our real estate investments, and our board of directors will determine the net value of our real estate investments and liabilities taking into consideration such estimate provided by the independent valuation firm. Our board of directors is ultimately responsible for determining the estimated per share NAV. Since our board of directors will determine our estimated per share NAV at least annually, there may be changes in the value of our assets that are not fully reflected in the most recent estimated per share NAV. As a result, the published estimated per share NAV may not fully reflect changes in value that may have occurred since the prior valuation. Furthermore, our advisor will monitor our portfolio, but it may be difficult to reflect changing market conditions or material events that may impact the value of our portfolio between valuations, or to obtain timely or complete information regarding any such events. Therefore, the estimated per share NAV published before the announcement of an extraordinary event may differ significantly from our actual per share NAV until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment is made to our estimated per share NAV, as determined by our board of directors. Any resulting disparity may be to the detriment of a purchaser of our shares or a stockholder selling shares pursuant to our share repurchase plan.

A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.
To the extent that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. As of May 11, 2018, our properties located in Florida, Nevada and Alabama accounted for approximately 16.9%, 12.2% and 11.4%, respectively, of the annualized base rent or annualized NOI of our total property portfolio. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
A significant portion of our annual base rent may be concentrated in a small number of tenants. Therefore, non-renewals, terminations or lease defaults by any of these significant tenants could reduce our net income and have a negative effect on our ability to pay distributions to our stockholders.
As of May 11, 2018, rental payments by two of our tenants, Colonial Oaks Master Tenant, LLC and Prime Healthcare Services – Reno, accounted for approximately 11.1% and 10.4%, respectively, of our annualized base rent or annualized net operating income. The success of our investments materially depends upon the financial stability of the tenants leasing the properties we own. Therefore, a non-renewal after the expiration of a lease term, termination, default or other failure to meet rental obligations by significant tenants, such as Colonial Oaks Master Tenant, LLC and Prime Healthcare Services – Reno, would significantly lower our net income. These events could cause us to reduce the amount of distributions to our stockholders.
Reductions in reimbursement from third-party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us.
Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the healthcare billing rules and regulations are complex, and the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs. Moreover, the state and federal governmental healthcare programs are subject to reductions by state and federal legislative actions. The Medicare Access & CHIP Reauthorization Act of 2015, or MACRA, introduced two new methodologies that will focus upon payment based upon quality outcomes. The first model is the Merit-Based Incentive Payment System, or MIPS, which combines the Physician Quality Reporting System, or PQRS, and Meaningful Use program with the Value Based Modifier program to provide for one payment model based upon (i) quality, (ii) resource use, (iii) clinical practice improvement and (iv) advancing care information through the use of certified Electronic Health Record, or EHR, technology. The second model is the Advanced Alternative Payment Models, or APM, which requires the physician to participate in a risk share arrangement for reimbursement related to his or her patients while utilizing a certified health record and reporting on specific quality metrics. There are a number of physicians that will not qualify for the APM payment method. Therefore, this change in reimbursement models may impact our tenants’ payments and create uncertainty in the tenants’ financial condition.
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
The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. It is possible that our tenants will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to reimbursement based upon value based principles and quality driven managed care programs, and general industry trends that include pressures to control healthcare costs. The federal government’s goal is to move approximately 90.0% of its reimbursement for providers to be based upon quality outcome models. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement to payments based upon quality outcomes have increased the uncertainty of payments.
In addition, the healthcare legislation passed in 2010 (discussed below) included new payment models with new shared savings programs and demonstration programs that include bundled payment models and payments contingent upon reporting on satisfaction of quality benchmarks. The new payment models will likely change how physicians are paid for services. These changes could have a material adverse effect on the financial condition of some or all of our tenants. The financial impact on our tenants could restrict their ability to make rent payments to us, which would have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to you.
In 2014, state insurance exchanges were implemented which provide a new mechanism for individuals to obtain insurance. At this time, the number of payors that are participating in the state insurance exchanges varies, and in some regions there are very limited insurance plans available for individuals to choose from when purchasing insurance. In addition, not all healthcare providers will maintain participation agreements with the payors that are participating in the state health insurance exchange. Therefore, it is possible that our tenants may incur a change in their reimbursement if the tenant does not have a participation agreement with the state insurance exchange payors and a large number of individuals elect to purchase insurance from the state insurance exchange. Further, the rates of reimbursement from the state insurance exchange payors to healthcare providers will vary greatly. The rates of reimbursement will be subject to negotiation between the healthcare provider and the payor, which may vary based upon the market, the healthcare provider’s quality metrics, the number of providers participating in the area and the patient population, among other factors. Therefore, it is uncertain whether healthcare providers will incur a decrease in reimbursement from the state insurance exchange, which may impact a tenant’s ability to pay rent.
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
Comprehensive healthcare reform legislation could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
The Healthcare Reform Act is intended to reduce the number of individuals in the U.S. without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. Included within the legislation is a limitation on physician-owned hospitals from expanding, unless the facility satisfies very narrow federal exceptions to this limitation. Therefore, if our tenants are physicians that own and refer to a hospital, the hospital would be limited in its operations and expansion potential, which may limit the hospital’s services and resulting revenues and may impact the owner’s ability to make rental payments. The Healthcare Reform Act changes continue to impact reimbursement models from the state and federal healthcare programs, the changes in reimbursement may adversely impact our tenants. On December 22, 2017, the Tax Cuts and Jobs Act was signed into law and repeals the individual mandate beginning in 2019. Therefore, our tenants may have more patients that do not have insurance coverage, which may adversely impact the tenants’ collections and revenues.
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
In 2014, state insurance exchanges were implemented which provide a new mechanism for individuals to obtain insurance. At this time, the number of payors that are participating in the state insurance exchanges varies, and in some regions there are very limited insurance plans available for individuals to choose from when purchasing insurance. In addition, not all healthcare providers will maintain participation agreements with the payors that are participating in the state health insurance exchange. Therefore, it is possible that our tenants may incur a change in their reimbursement if the tenant does not have a participation agreement with the state insurance exchange payors and a large number of individuals elect to purchase insurance from the state insurance exchange. Further, the rates of reimbursement from the state insurance exchange payors to healthcare providers will vary greatly. The rates of reimbursement will be subject to negotiation between the healthcare provider and the payor, which may vary based upon the market, the healthcare provider’s quality metrics, the number of providers participating in the area and the patient population, among other factors. Therefore, it is uncertain whether healthcare providers will incur a decrease in reimbursement from the state insurance exchange, which may impact a tenant’s ability to pay rent.
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
On April 8, 2016, the U.S. Department of Labor, or DOL, issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Code. The final regulation broadens the definition of fiduciary by expanding the range of activities that would be considered to be fiduciary investment advice under ERISA and is accompanied by new and revised prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Code (including individual retirement accounts, or IRAs). Under the new regulation, a person is a fiduciary if the person receives compensation for providing advice (a “recommendation” or “communication that would reasonably be viewed as a suggestion that the recipient engage in or refrain from taking a particular course of action”) with the understanding it is based on the particular needs of the person being advised or that it is directed to a specific plan sponsor, plan participant, or IRA owner. Such decisions can include, but are not limited to, what assets to purchase or sell and whether to rollover from an employment-based plan to an IRA. The fiduciary can be a broker, registered investment adviser or other type of adviser, some of which are subject to federal securities laws and some of which are not. The final regulation and the related exemptions were expected to become applicable for investment transactions on and after April 10, 2017, but generally should not apply to purchases of our shares before the final regulation becomes applicable. However, on February 3, 2017, the President asked for additional review of this regulation. In response, on March 2, 2017, the DOL published a notice seeking public comments on, among other things, a proposal to adopt a 60-day delay of the April 10 applicability date of the final regulation. On April 7, 2017, the DOL published a final rule extending the applicability date of the final regulation to June 9, 2017. However, certain requirements and exemptions under the regulation are implemented through a phased-in approach, and on November 27, 2017, the DOL further delayed the implementation of certain requirements and exemptions until July 1, 2019. On March 15, 2018, the U.S. Court of Appeals for the Fifth Circuit issued a decision vacating the final regulation in its entirety, including the expanded definition of “investment advice fiduciary” and the associated exemptions. On May 7, 2018, the DOL announced a new temporary enforcement policy which provides that the DOL “will not pursue prohibited transactions claims against investment advice fiduciaries who are working diligently and in good faith to comply with the impartial conduct standards for transactions that would have been exempted” under the final regulation, although institutions who prefer to rely upon the new compliance structures under the final regulation are permitted to do so. Therefore, the DOL has not withdrawn the final regulation at this time as a result of the Fifth Circuit’s decision, and it is unclear what the DOL will do in the future with respect to the final regulation – the DOL could, among other things, seek review by the U.S. Supreme Court or further revise or withdraw the final regulation.
On April 18, 2018, the SEC issued proposed rules and interpretations of existing rules designed to enhance the quality and transparency of investors’ relationships with investment advisers and broker-dealers while preserving access to a variety of types of advice relationships and investment products. There is no guarantee that the SEC will issue final rules in this regard or that such final rules, if adopted, will not be drastically different from the proposed rules.
The final regulation, the accompanying exemptions and the SEC’s proposed rules are complex and may be subject to further revision or withdrawal. Plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding the impact of the final regulations and the SEC’s proposed rules on purchasing and holding interests in our company. The final regulation and the SEC’s proposed rules could have negative implications on our ability to raise capital from potential investors, including those investing through IRAs.
We, our tenants and our operators for our senior housing and skilled nursing facilities are subject to various government reviews, audits and investigations that could adversely affect our business, including an obligation to refund amounts previously paid to us, potential criminal charges, the imposition of fines, and/or the loss of the right to participate in Medicare and Medicaid programs.
As a result of our tenants’ participation in the Medicaid and Medicare programs, we, our tenants and our operators for our senior housing and skilled nursing facilities are subject to various governmental reviews, audits and investigations to verify compliance with these programs and applicable laws and regulations. We, our tenants and our operators for our senior housing and skilled nursing facilities are also subject to audits under various government programs, including Recovery Audit Contractors, Zone Program Integrity Contractors, Program Safeguard Contractors and Medicaid Integrity Contractors programs, in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare and Medicaid programs. Private pay sources also reserve the right to conduct audits. Billing and reimbursement errors and disagreements occur in the healthcare industry. We, our tenants and our operators for our senior housing and skilled nursing facilities may be engaged in reviews, audits and appeals of claims for reimbursement due to the subjectivities inherent in the process related to patient diagnosis and care, record keeping, claims processing and other aspects of the patient service and reimbursement processes, and the errors and disagreements those subjectivities can produce. An adverse review, audit or investigation could result in:

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
While we, our tenants and our operators for our senior housing and skilled nursing facilities have always been subject to post-payment audits and reviews, more intensive “probe reviews” appear to be a permanent procedure with our fiscal intermediaries. Generally, findings of overpayment from CMS contractors are eligible for appeal through the CMS defined continuum, but there may be rare instances that are not eligible for appeal. We, our tenants and our operators for our senior housing and skilled nursing facilities utilize all defenses at our disposal to demonstrate that the services provided meet all clinical and regulatory requirements for reimbursement.
If the government or a court were to conclude that such errors, deficiencies or disagreements constituted criminal violations, or were to conclude that such errors, deficiencies or disagreements resulted in the submission of false claims to federal healthcare programs, or if the government were to discover other problems in addition to the ones identified by the probe reviews that rose to actionable levels, we and certain of our officers, and our tenants and operators for our senior housing and skilled nursing facilities and certain of their officers, might face potential criminal charges and/or civil claims, administrative sanctions and penalties for amounts that could be material to our business, results of operations and financial condition. In addition, we and/or some of the key personnel of our operating subsidiaries, or those of our tenants and operators for our senior housing and skilled nursing facilities, could be temporarily or permanently excluded from future participation in state and federal healthcare reimbursement programs such as Medicaid and Medicare. In any event, it is likely that a governmental investigation alone, regardless of its outcome, would divert material time, resources and attention from our management team and our staff, or those of our tenants and our operators for our senior housing and skilled nursing facilities and could have a materially detrimental impact on our results of operations during and after any such investigation or proceedings.
In cases where claim and documentation review by any CMS contractor results in repeated poor performance, a facility can be subjected to protracted oversight. This oversight may include repeat education and re-probe, extended pre-payment review, referral to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement outside of specifically reviewed claims. Sustained failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare and Medicaid decertification, which could have a materially detrimental impact on our results of operations. Adverse actions by CMS may also cause third party payor or licensure authorities to audit our tenants. These additional audits could result in termination of third party payor agreements or licensure of the facility, which would also adversely impact our operations.
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

The shares of our Class T common stock in our primary offering were being offered at a price of $10.00 per share prior to April 11, 2018, and are being offered at a price of $10.05 per share for all shares issued effective April 11, 2018. The shares of our Class I common stock in our primary offering were being offered at a price of $9.30 per share prior to March 1, 2017 and $9.21 per share from March 1, 2017 to April 10, 2018. Effective April 11, 2018, the shares of our Class I common stock in our primary offering are being offered at a price of $9.65 per share, the estimated per share NAV unanimously approved and established by our board of directors on April 6, 2018. The shares of our Class T and Class I common stock issued pursuant to the DRIP were sold at a price of $9.50 per share prior to January 1, 2017 and $9.40 per share from January 1, 2017 to April 10, 2018. Effective April 11, 2018, the shares of our Class T and Class I common stock issued pursuant to the DRIP are sold at a price of $9.65 per share, the most recent estimated per share NAV approved and established by our board of directors.
As of March 31, 2018, we had received and accepted subscriptions in our offering for 43,919,285 shares of Class T common stock and 2,613,474 shares of Class I common stock, or approximately $438,835,000 and $24,136,000, respectively, excluding shares of our common stock issued pursuant to the DRIP. As of March 31, 2018, a total of $12,656,000 in Class T distributions and $435,000 in Class I distributions were reinvested pursuant to the DRIP and 1,345,505 shares of Class T common stock and 46,326 shares of Class I common stock were issued pursuant to the DRIP.
Our equity raise as of March 31, 2018 resulted in the following:

Amount
Gross offering proceeds — Class T and Class I common stock	$462,971,000
Gross offering proceeds from Class T and Class I shares issued pursuant to the DRIP	13,091,000
Total gross offering proceeds	476,062,000
Less public offering expenses:
Selling commissions	12,836,000
Dealer manager fees	13,517,000
Advisor funding of dealer manager fees	(9,074,000)
Other organizational and offering expenses	5,102,000
Advisor funding of other organizational and offering expenses	(5,102,000)
Net proceeds from our offering	$458,783,000
The cost of raising funds in our offering as a percentage of gross proceeds received in our primary offering was 3.7% as of March 31, 2018. As of March 31, 2018, we had used $389,443,000 in proceeds from our offering to acquire properties from unaffiliated third parties, $17,393,000 to pay acquisition fees and acquisition related expenses to affiliated parties, $6,476,000 to pay acquisition related expenses to unaffiliated third parties, $2,263,000 to pay deferred financing costs on our mortgage loans payable and our line of credit and term loan, $2,075,000 to pay real estate deposits for proposed future acquisitions and $1,831,000 for capital expenditures on our acquired properties.
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

During the three months ended March 31, 2018, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 to January 31, 2018	—	$—	—	(1)
February 1, 2018 to February 28, 2018	—	$—	—	(1)
March 1, 2018 to March 31, 2018	41,188	$9.65	41,188	(1)
Total	41,188	$9.65	41,188
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

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Third Articles of Amendment and Restatement of Griffin-American Healthcare REIT IV, Inc., dated December 28, 2015 (included as Exhibit 3.1 to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-205960) filed January 5, 2016 and incorporated herein by reference)

3.2
Articles Supplementary of Griffin-American Healthcare REIT IV, Inc. filed May 25, 2016 (included as Exhibit 3.1 to our Current Report on Form 8-K filed May 26, 2016 and incorporated herein by reference)

3.3
Second Amended and Restated Bylaws of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 3.2 to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-205960) filed January 5, 2016 and incorporated herein by reference)

4.1
Form of Subscription Agreement of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.1 to Post-effective Amendment No. 11 to our Registration Statement on Form S-11 (File No. 333-205960) filed April 9, 2018 and incorporated herein by reference)

4.2
Amended and Restated Distribution Reinvestment Plan of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.2 to Post-effective Amendment No. 11 to our Registration Statement on Form S-11 (File No. 333-205960) filed April 9, 2018 and incorporated herein by reference)

4.3
Share Repurchase Plan of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.3 to Post-effective Amendment No. 11 to our Registration Statement on Form S-11 (File No. 333-205960) filed April 9, 2018 and incorporated herein by reference)

4.4
Escrow Agreement by and among Griffin-American Healthcare REIT IV, Inc., Griffin Capital Securities, LLC and UMB Bank, N.A., dated February 16, 2016 (included as Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed March 7, 2016 and incorporated herein by reference)

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

Griffin-American Healthcare REIT IV, Inc. (Registrant)

May 11, 2018	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

May 11, 2018	By:	/s/ BRIAN S. PEAY
Date		Brian S. Peay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)