Form 10-Q
period 2018-06-30
Griffin-American Healthcare REIT IV, Inc.
filed 2018-08-10
CIK 1632970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of August 3, 2018, there were 53,715,262 shares of Class T common stock and 3,369,417 shares of Class I common stock of Griffin-American Healthcare REIT IV, Inc. outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2018 and December 31, 2017
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Real estate investments, net	$479,050,000	$419,665,000
Cash and cash equivalents	26,788,000	7,087,000
Accounts and other receivables, net	5,921,000	2,838,000
Restricted cash	162,000	16,000
Real estate deposits	9,065,000	500,000
Identified intangible assets, net	45,702,000	44,821,000
Other assets, net	6,728,000	5,226,000
Total assets	$573,416,000	$480,153,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans payable, net(1)	$17,085,000	$11,567,000
Line of credit and term loan(1)	74,400,000	84,100,000
Accounts payable and accrued liabilities(1)	22,963,000	19,428,000
Accounts payable due to affiliates(1)	8,225,000	8,118,000
Identified intangible liabilities, net	1,572,000	1,737,000
Security deposits, prepaid rent and other liabilities(1)	1,754,000	977,000
Total liabilities	125,999,000	125,927,000

Commitments and contingencies (Note 9)

Redeemable noncontrolling interests (Note 10)	1,002,000	1,002,000

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Class T common stock, $0.01 par value per share; 900,000,000 shares authorized; 51,244,832 and 39,972,049 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	512,000	400,000
Class I common stock, $0.01 par value per share; 100,000,000 shares authorized; 3,198,597 and 2,235,111 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	32,000	22,000
Additional paid-in capital	486,789,000	376,284,000
Accumulated deficit	(40,918,000)	(23,482,000)
Total stockholders’ equity	446,415,000	353,224,000
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$573,416,000	$480,153,000
___________

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
As of June 30, 2018 and December 31, 2017
(Unaudited)

(1)
Such liabilities of Griffin-American Healthcare REIT IV, Inc. as of June 30, 2018 and December 31, 2017 represented liabilities of Griffin-American Healthcare REIT IV Holdings, LP or its consolidated subsidiaries. Griffin-American Healthcare REIT IV Holdings, LP is a variable interest entity and a consolidated subsidiary of Griffin-American Healthcare REIT IV, Inc. The creditors of Griffin-American Healthcare REIT IV Holdings, LP or its consolidated subsidiaries do not have recourse against Griffin-American Healthcare REIT IV, Inc., except for the Corporate Line of Credit, as defined in Note 7, held by Griffin-American Healthcare REIT IV Holdings, LP in the amount of $74,400,000 and $84,100,000 as of June 30, 2018 and December 31, 2017, respectively, which is guaranteed by Griffin-American Healthcare REIT IV, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2018 and 2017
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Real estate revenue	$10,584,000	$6,198,000	$20,017,000	$10,250,000
Resident fees and services	8,426,000	—	16,835,000	—
Total revenues	19,010,000	6,198,000	36,852,000	10,250,000
Expenses:
Rental expenses	2,552,000	1,611,000	4,903,000	2,798,000
Property operating expenses	6,766,000	—	13,999,000	—
General and administrative	1,578,000	952,000	3,698,000	1,700,000
Acquisition related expenses	61,000	140,000	156,000	213,000
Depreciation and amortization	7,851,000	2,466,000	15,046,000	4,177,000
Total expenses	18,808,000	5,169,000	37,802,000	8,888,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium)	(1,160,000)	(409,000)	(2,244,000)	(827,000)
Interest income	—	1,000	—	1,000
Net (loss) income	(958,000)	621,000	(3,194,000)	536,000
Less: net loss attributable to redeemable noncontrolling interests	58,000	—	125,000	—
Net (loss) income attributable to controlling interest	$(900,000)	$621,000	$(3,069,000)	$536,000
Net (loss) income per Class T and Class I common share attributable to controlling interest — basic and diluted	$(0.02)	$0.03	$(0.06)	$0.03
Weighted average number of Class T and Class I common shares outstanding — basic and diluted	51,277,753	24,035,973	48,224,165	19,371,454
Distributions declared per Class T and Class I common share	$0.15	$0.15	$0.30	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2018 and 2017
(Unaudited)

	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE — December 31, 2017	42,207,160	$422,000	$376,284,000	$(23,482,000)	$353,224,000
Issuance of common stock	11,530,618	115,000	114,855,000	—	114,970,000
Offering costs — common stock	—	—	(10,928,000)	—	(10,928,000)
Issuance of common stock under the DRIP	818,534	8,000	7,759,000	—	7,767,000
Issuance of vested and nonvested restricted common stock	7,500	—	15,000	—	15,000
Amortization of nonvested common stock compensation	—	—	60,000	—	60,000
Repurchase of common stock	(120,383)	(1,000)	(1,131,000)	—	(1,132,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(125,000)	—	(125,000)
Distributions declared	—	—	—	(14,367,000)	(14,367,000)
Net loss	—	—	—	(3,069,000)	(3,069,000)	(1)
BALANCE — June 30, 2018	54,443,429	$544,000	$486,789,000	$(40,918,000)	$446,415,000

	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE — December 31, 2016	11,377,439	$114,000	$99,492,000	$(7,351,000)	$92,255,000
Issuance of common stock	16,978,248	169,000	168,724,000	—	168,893,000
Offering costs — common stock	—	—	(16,693,000)	—	(16,693,000)
Issuance of common stock under the DRIP	305,798	3,000	2,871,000	—	2,874,000
Issuance of vested and nonvested restricted common stock	7,500	—	15,000	—	15,000
Amortization of nonvested common stock compensation	—	—	24,000	—	24,000
Repurchase of common stock	(7,174)	—	(69,000)	—	(69,000)
Distributions declared	—	—	—	(5,770,000)	(5,770,000)
Net income	—	—	—	536,000	536,000
BALANCE — June 30, 2017	28,661,811	$286,000	$254,364,000	$(12,585,000)	$242,065,000
___________

(1)
Amount excludes $125,000 of net loss attributable to redeemable noncontrolling interests for the six months ended June 30, 2018. See Note 10, Redeemable Noncontrolling Interests, for a further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2018 and 2017
(Unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(3,194,000)	$536,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	15,046,000	4,177,000
Other amortization (including deferred financing costs, above/below-market leases, leasehold interests, above-market leasehold interests and debt discount/premium)	389,000	157,000
Deferred rent	(1,336,000)	(556,000)
Stock based compensation	75,000	39,000
Share discounts	—	3,000
Bad debt expense, net	146,000	69,000
Changes in operating assets and liabilities:
Accounts and other receivables	(2,743,000)	(103,000)
Other assets	(122,000)	(326,000)
Accounts payable and accrued liabilities	1,388,000	963,000
Accounts payable due to affiliates	55,000	123,000
Security deposits, prepaid rent and other liabilities	(11,000)	(109,000)
Net cash provided by operating activities	9,693,000	4,973,000
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate investments	(65,505,000)	(199,164,000)
Capital expenditures	(3,729,000)	(33,000)
Real estate deposits	(8,565,000)	179,000
Pre-acquisition expenses	(137,000)	—
Net cash used in investing activities	(77,936,000)	(199,018,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on mortgage loans payable	(200,000)	(125,000)
Borrowings under the line of credit and term loan	116,500,000	172,100,000
Payments on the line of credit and term loan	(126,200,000)	(134,900,000)
Deferred financing costs	(129,000)	(164,000)
Proceeds from issuance of common stock	114,461,000	169,003,000
Repurchase of common stock	(1,132,000)	(69,000)
Payment of offering costs	(9,118,000)	(8,697,000)
Security deposits	(16,000)	—
Distributions paid	(6,076,000)	(2,077,000)
Net cash provided by financing activities	88,090,000	195,071,000
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	19,847,000	1,026,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	7,103,000	2,237,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$26,950,000	$3,263,000

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period:
Cash and cash equivalents	$7,087,000	$2,237,000
Restricted cash	16,000	—
Cash, cash equivalents and restricted cash	$7,103,000	$2,237,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Six Months Ended June 30, 2018 and 2017
(Unaudited)

	Six Months Ended June 30,
	2018	2017
End of period:
Cash and cash equivalents	$26,788,000	$3,247,000
Restricted cash	162,000	16,000
Cash, cash equivalents and restricted cash	$26,950,000	$3,263,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$1,796,000	$672,000
Income taxes	$6,000	$7,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Investing Activities:
Accrued capital expenditures	$697,000	$719,000
Accrued pre-acquisition expenses	$402,000	$—
Tenant improvement overage	$435,000	$—
The following represents the increase in certain assets and liabilities in connection with our acquisitions of real estate investments:
Other assets	$83,000	$122,000
Mortgage loans payable, net	$5,808,000	$8,000,000
Accounts payable and accrued liabilities	$230,000	$743,000
Security deposits and prepaid rent	$371,000	$519,000
Financing Activities:
Issuance of common stock under the DRIP	$7,767,000	$2,874,000
Distributions declared but not paid	$2,641,000	$1,351,000
Accrued Contingent Advisor Payment	$7,790,000	$7,774,000
Accrued stockholder servicing fee	$14,351,000	$9,603,000
Accrued deferred financing costs	$10,000	$11,000
Receivable from transfer agent	$957,000	$906,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended June 30, 2018 and 2017
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT IV, Inc. and its subsidiaries, including Griffin-American Healthcare REIT IV Holdings, LP, except where the context otherwise requires.
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
On February 16, 2016, we commenced our initial public offering, or our offering, in which we were initially offering to the public up to $3,150,000,000 in shares of our Class T common stock, consisting of up to $3,000,000,000 in shares of our Class T common stock at a price of $10.00 per share in our primary offering and up to $150,000,000 in shares of our Class T common stock for $9.50 per share pursuant to our distribution reinvestment plan, as amended, or the DRIP. Effective June 17, 2016, we reallocated certain of the unsold shares of Class T common stock being offered and began offering shares of Class I common stock, such that we are currently offering up to approximately $2,800,000,000 in shares of Class T common stock and $200,000,000 in shares of Class I common stock in our primary offering, and up to an aggregate of $150,000,000 in shares of our Class T and Class I common stock pursuant to the DRIP, aggregating up to $3,150,000,000 or the maximum offering amount.
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
We will sell shares of our Class T and Class I common stock in our offering until the earlier of February 16, 2019 or the date on which the maximum offering amount has been sold. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and the DRIP, and among classes of stock. As of June 30, 2018, we had received and accepted subscriptions in our offering for 52,749,116 aggregate shares of our Class T and Class I common stock, or approximately $525,121,000, excluding shares of our common stock issued pursuant to the DRIP.
We conduct substantially all of our operations through Griffin-American Healthcare REIT IV Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT IV Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 16, 2016 and had a one-year term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 14, 2018 and expires on February 16, 2019. Our advisor uses its best efforts, subject to the oversight and review of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, LLC, or

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Company, LLC, or Griffin Capital, or collectively, our co-sponsors. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony Capital, Inc. (NYSE: CLNY), or Colony Capital, and 7.8% owned by James F. Flaherty III, a former partner of Colony Capital. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or our dealer manager, Colony Capital or Mr. Flaherty; however, we are affiliated with Griffin-American Healthcare REIT IV Advisor, LLC, American Healthcare Investors and AHI Group Holdings.
We currently operate through four reportable business segments — medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities. As of June 30, 2018, we had completed 22 property acquisitions whereby we owned 43 properties, comprising 45 buildings, or approximately 2,727,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $536,090,000.
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
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of June 30, 2018 and December 31, 2017, we owned greater than a 99.99% general partnership interest therein. Our advisor is a limited partner, and as of June 30, 2018 and December 31, 2017, owned less than a 0.01% noncontrolling limited partnership interest in our operating partnership.
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
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the United States Securities and Exchange Commission, or SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results that may be expected for the full year; such full year results may be less favorable.
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
Revenue Recognition and Tenant and Resident Receivables
In May 2014, the FASB issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, which has been codified to ASC Topic 606. ASC Topic 606 provides additional guidance to clarify the principles for recognizing revenue. The standard and subsequent amendments are intended to develop a common revenue standard to remove inconsistencies, improve comparability, provide more useful information to users through improved disclosure requirements and simplify the preparation of financial statements. We have evaluated all of our revenue streams to identify whether each revenue stream would be subject to the provisions of ASC Topic 606 and whether there are any differences in the timing, measurement or presentation of revenue recognition. Based on a review of our various revenue streams, certain components of resident fees and services, such as revenues that are ancillary to the contractual rights of residents within our senior housing facilities operated utilizing a RIDEA structure, are subject to ASC Topic 606. While these revenue streams are subject to the provisions of ASC Topic 606, we believe that the pattern and timing of recognition of income are consistent with the previous accounting model. Virtually all resident fees and services are earned over a period of time and the majority of these revenues are paid by private payor types with the residual being paid by Medicaid. We adopted ASC Topic 606 on January 1, 2018 using the modified retrospective adoption method and the adoption did not have a material impact on our consolidated financial statements. Included within resident fees and services for the three and six months ended June 30, 2018 was $234,000 and $420,000, respectively, of ancillary service revenue.
Segment Disclosure
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2016; senior housing facility in December 2016; senior housing — RIDEA facility in November 2017; and skilled nursing facility in March 2018, we added a new reportable segment at each such time. As of June 30, 2018, we have determined that we operate through four reportable business segments, with activities related to investing in medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities.
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
In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, or ASU 2018-10, and ASU 2018-11, Leases (Topic 842) Targeted Improvements, or ASU 2018-11, which updates the guidance on accounting for leases under ASU 2016-02. ASU 2018-10 was issued to increase stockholders’ awareness of narrow aspects of the guidance issued in the amendments and to expedite the improvements under ASU 2016-02. ASU 2018-11 provides (a) an alternative

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, in addition to the modified retrospective transition method prescribed by ASU 2016-02, which requires application of the new leases standard at the beginning of the earliest period presented in the financial statements for comparative purposes; and (b) a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are met.
ASU 2016-02, ASU 2018-10 and ASU 2018-11 are effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted for financial statements that have not yet been made available for issuance. As a result of the adoption of the new leases standard on January 1, 2019, we: (i) will recognize all of our operating leases for which we are the lessee, including facilities leases and ground leases, on our consolidated balance sheets; and (ii) may be required to increase our revenue and expense for the amount of real estate taxes and insurance paid by our tenants under triple-net leases; however, we are still evaluating the complete impact of the adoption of the new leases standard and its related expedients, in addition to the transition method, on January 1, 2019 to our consolidated financial statements and disclosures.
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
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Building and improvements	$430,086,000	$371,890,000
Land	60,274,000	52,202,000
Furniture, fixtures and equipment	4,635,000	4,458,000
	494,995,000	428,550,000
Less: accumulated depreciation	(15,945,000)	(8,885,000)
	$479,050,000	$419,665,000
Depreciation expense for the three months ended June 30, 2018 and 2017 was $3,781,000 and $1,665,000, respectively. Depreciation expense for the six months ended June 30, 2018 and 2017 was $7,197,000 and $2,805,000, respectively. In addition to the property acquisitions discussed below, for the three and six months ended June 30, 2018, we incurred capital expenditures of $258,000 and $1,216,000, respectively, on our medical office buildings and $2,202,000 and $2,290,000, respectively, on our senior housing — RIDEA facilities. We did not incur any capital expenditures on our senior housing facilities and skilled nursing facilities for the three and six months ended June 30, 2018.
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets. The reimbursement of acquisition expenses, acquisition fees, total development costs and real estate commissions and other fees paid to unaffiliated third parties will not exceed, in the aggregate, 6.0% of the contract purchase price of our property acquisitions, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors. These fees and expenses paid did not exceed 6.0% of the contract purchase price of our property

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

acquisitions, except with respect to our acquisitions of Athens MOB and Northern California Senior Housing Portfolio for the six months ended June 30, 2018, and Auburn MOB and Pottsville MOB for the six months ended June 30, 2017. Our directors, including a majority of our independent directors, not otherwise interested in the transactions, approved the reimbursement of fees and expenses to our advisor or its affiliates for such acquisitions that exceeded the 6.0% limit and determined that such fees and expenses were commercially fair and reasonable to us.
Acquisitions in 2018
For the six months ended June 30, 2018, using net proceeds from our offering and debt financing, we completed four property acquisitions comprising five buildings from unaffiliated third parties. The following is a summary of our property acquisitions for the six months ended June 30, 2018:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Mortgage Loan Payable(2)	Corporate Line of Credit(3)	Total Acquisition Fee(4)
Central Wisconsin Senior Care Portfolio	Sun Prairie and Waunakee, WI	Skilled Nursing	03/01/18	$22,600,000	$—	$22,600,000	$1,018,000
Sauk Prairie MOB	Prairie du Sac, WI	Medical Office	04/09/18	19,500,000	—	19,500,000	878,000
Surprise MOB	Surprise, AZ	Medical Office	04/27/18	11,650,000	—	8,000,000	524,000
Southfield MOB	Southfield, MI	Medical Office	05/11/18	16,200,000	6,071,000	10,000,000	728,000
Total				$69,950,000	$6,071,000	$60,100,000	$3,148,000
___________

(1)	We own 100% of our properties acquired for the six months ended June 30, 2018.

(2)	Represents the principal balance of the mortgage loan payable assumed by us at the time of acquisition.

(3)	Represents a borrowing under the Corporate Line of Credit, as defined in Note 7, Line of Credit and Term Loan, at the time of acquisition.

(4)
Our advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, a base acquisition fee of 2.25% of the portion of the aggregate contract purchase price paid by us. In addition, the total acquisition fee includes a Contingent Advisor Payment, as defined in Note 12, Related Party Transactions, in the amount of 2.25% of the portion of the aggregate contract purchase price paid by us, which shall be paid by us to our advisor, subject to the satisfaction of certain conditions. See Note 12, Related Party Transactions — Acquisition and Development Stage — Acquisition Fee, for a further discussion.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We accounted for the four property acquisitions we completed for the six months ended June 30, 2018 as asset acquisitions in accordance with FASB ASU 2017-01, Clarifying the Definition of a Business, or ASU 2017-01. We incurred base acquisition fees and direct acquisition related expenses of $2,073,000, which were capitalized in accordance with ASU 2017-01. In addition, we incurred Contingent Advisor Payments of $1,574,000 to our advisor for such property acquisitions. The following table summarizes the purchase price of the assets acquired and liabilities assumed at the time of acquisition from our four property acquisitions in 2018 based on their relative fair values:

2018 Acquisitions
Building and improvements	$54,974,000
Land	8,068,000
In-place leases	8,750,000
Above-market leases	87,000
Total assets acquired	71,879,000
Mortgage loan payable (including debt discount of $263,000)	(5,808,000)
Below-market leases	(42,000)
Total liabilities assumed	(5,850,000)
Net assets acquired	$66,029,000
4. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
In-place leases, net of accumulated amortization of $12,973,000 and $5,832,000 as of June 30, 2018 and December 31, 2017, respectively (with a weighted average remaining life of 8.2 years and 7.3 years as of June 30, 2018 and December 31, 2017, respectively)	$38,685,000	$37,766,000
Leasehold interests, net of accumulated amortization of $168,000 and $119,000 as of June 30, 2018 and December 31, 2017, respectively (with a weighted average remaining life of 70.1 years and 70.6 years as of June 30, 2018 and December 31, 2017, respectively)	6,243,000	6,292,000
Above-market leases, net of accumulated amortization of $230,000 and $173,000 as of June 30, 2018 and December 31, 2017, respectively (with a weighted average remaining life of 5.1 years and 5.6 years as of June 30, 2018 and December 31, 2017, respectively)	774,000	763,000
	$45,702,000	$44,821,000
Amortization expense on identified intangible assets for the three months ended June 30, 2018 and 2017 was $4,124,000 and $859,000, respectively, which included $39,000 and $33,000, respectively, of amortization recorded against real estate revenue for above-market leases and $25,000 of amortization recorded to rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations.
Amortization expense on identified intangible assets for the six months ended June 30, 2018 and 2017 was $7,957,000 and $1,487,000, respectively, which included $77,000 and $66,000, respectively, of amortization recorded against real estate revenue for above-market leases and $49,000 of amortization recorded to rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The aggregate weighted average remaining life of the identified intangible assets was 16.6 years and 16.2 years as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, estimated amortization expense on the identified intangible assets for the six months ending December 31, 2018 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2018	$6,577,000
2019	6,047,000
2020	4,985,000
2021	4,433,000
2022	3,583,000
Thereafter	20,077,000
$45,702,000
5. Other Assets, Net
Other assets, net consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Deferred rent receivables	$3,248,000	$1,912,000
Prepaid expenses and deposits	1,902,000	1,532,000
Deferred financing costs, net of accumulated amortization of $991,000 and $554,000 as of June 30, 2018 and December 31, 2017, respectively(1)	1,032,000	1,456,000
Lease commissions, net of accumulated amortization of $21,000 and $9,000 as of June 30, 2018 and December 31, 2017, respectively	546,000	326,000
	$6,728,000	$5,226,000
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

Amortization expense on deferred financing costs of the Corporate Line of Credit for the three months ended June 30, 2018 and 2017 was $219,000 and $90,000, respectively, and for the six months ended ended June 30, 2018 and 2017 was $437,000 and $177,000, respectively. Amortization expense on deferred financing costs of the Corporate Line of Credit is recorded to interest expense in our accompanying condensed consolidated statements of operations. Amortization expense on lease commissions for the three months ended June 30, 2018 and 2017 was $10,000 and $0, respectively, and for the six months ended June 30, 2018 and 2017 was $18,000 and $0, respectively.
6. Mortgage Loans Payable, Net
As of June 30, 2018 and December 31, 2017, mortgage loans payable were $17,505,000 ($17,085,000, including discount/premium and deferred financing costs, net) and $11,634,000 ($11,567,000, including premium and deferred financing costs, net), respectively. As of June 30, 2018, we had three fixed-rate mortgage loans with interest rates ranging from 3.75% to 5.25% per annum, maturity dates ranging from April 1, 2020 to August 1, 2029 and a weighted average effective interest rate of 4.51%. As of December 31, 2017, we had two fixed-rate mortgage loans with interest rates ranging from 4.77% to 5.25% per annum, maturity dates ranging from April 1, 2020 to August 1, 2029 and a weighted average effective interest rate of 4.92%.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The changes in the carrying amount of mortgage loans payable, net consisted of the following for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Beginning balance	$11,567,000	$3,965,000
Additions:
Assumptions of mortgage loans payable, net	5,808,000	8,000,000
Amortization of deferred financing costs(1)	33,000	8,000
Deductions:
Deferred financing costs(1)	(123,000)	(151,000)
Scheduled principal payments on mortgage loans payable	(200,000)	(125,000)
Amortization of discount/premium on mortgage loans payable	—	(6,000)
Ending balance	$17,085,000	$11,691,000
___________

(1)	In accordance with ASU 2015-03 and ASU 2015-15, deferred financing costs only includes costs related to our mortgage loans payable.
As of June 30, 2018, the principal payments due on our mortgage loans payable for the six months ending December 31, 2018 and for each of the next four years ending December 31 and thereafter were as follows:

Year	Amount
2018	$248,000
2019	519,000
2020	8,151,000
2021	434,000
2022	455,000
Thereafter	7,698,000
$17,505,000
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
As of June 30, 2018 and December 31, 2017, our aggregate borrowing capacity under the Corporate Line of Credit was $200,000,000. As of June 30, 2018 and December 31, 2017, borrowings outstanding totaled $74,400,000 and $84,100,000, respectively, and the weighted average interest rate on such borrowings outstanding was 3.82% and 3.45% per annum, respectively.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

8. Identified Intangible Liabilities, Net
Identified intangible liabilities, net consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Below-market leases, net of accumulated amortization of $509,000 and $345,000 as of June 30, 2018 and December 31, 2017, respectively (with a weighted average remaining life of 6.1 years and 6.4 years as of June 30, 2018 and December 31, 2017, respectively)	$1,187,000	$1,349,000
Above-market leasehold interests, net of accumulated amortization of $10,000 and $6,000 as of June 30, 2018 and December 31, 2017, respectively (with a weighted average remaining life of 51.7 years and 52.2 years as of June 30, 2018 and December 31, 2017, respectively)	385,000	388,000
	$1,572,000	$1,737,000
Amortization expense on identified intangible liabilities for the three months ended June 30, 2018 and 2017 was $122,000 and $69,000, respectively, which included $120,000 and $68,000, respectively, of amortization recorded to real estate revenue for below-market leases and $2,000 and $1,000, respectively, of amortization recorded against rental expenses for above-market leasehold interests in our accompanying condensed consolidated statements of operations.
Amortization expense on identified intangible liabilities for the six months ended June 30, 2018 and 2017 was $207,000 and $137,000, respectively, which included $203,000 and $135,000, respectively, of amortization recorded to real estate revenue for below-market leases and $4,000 and $2,000, respectively, of amortization recorded to rental expenses for above-market leasehold interests in our accompanying condensed consolidated statements of operations.
The aggregate weighted average remaining life of the identified intangible liabilities was 17.3 years and 16.7 years as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, estimated amortization expense on identified intangible liabilities for the six months ending December 31, 2018 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2018	$173,000
2019	318,000
2020	154,000
2021	129,000
2022	120,000
Thereafter	678,000
$1,572,000
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
10. Redeemable Noncontrolling Interests
On February 6, 2015, our advisor made an initial capital contribution of $2,000 to our operating partnership in exchange for Class T partnership units. Upon the effectiveness of the Advisory Agreement on February 16, 2016, Griffin-American Healthcare REIT IV Advisor, LLC became our advisor. As of June 30, 2018 and December 31, 2017, our advisor owned all of our 208 Class T partnership units outstanding. As of June 30, 2018 and December 31, 2017, we owned greater than a 99.99% general partnership interest in our operating partnership, and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. As our advisor, Griffin-American Healthcare REIT IV Advisor, LLC is entitled to redemption rights of its limited partnership units. The noncontrolling interest of our advisor in our operating partnership, which has redemption features outside of our control, is accounted for as a redeemable noncontrolling interest and is presented outside of permanent equity in our accompanying condensed consolidated balance sheets. See Note 12, Related Party Transactions — Liquidity Stage — Subordinated Participation Interest — Subordinated Distribution Upon Listing, and Note 12, Related Party Transactions — Subordinated Distribution Upon Termination, for a further discussion of the redemption features of the limited partnership units.
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
We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions; or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Beginning balance	$1,002,000	$2,000
Net loss attributable to redeemable noncontrolling interests	(125,000)	—
Fair value adjustment to redemption value	125,000	—
Ending balance	$1,002,000	$2,000
11. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of June 30, 2018 and December 31, 2017, no shares of our preferred stock were issued and outstanding.
Common Stock
Our charter authorizes us to issue 1,000,000,000 shares of our common stock, par value $0.01 per share. We commenced our public offering of shares of our common stock on February 16, 2016, and as of such date we were initially offering to the public up to $3,150,000,000 in shares of our Class T common stock, consisting of up to $3,000,000,000 in shares of our Class T common stock in our primary offering and up to $150,000,000 in shares of our Class T common stock pursuant to the DRIP. Effective June 17, 2016, we reallocated certain of the unsold shares of our Class T common stock being offered and began offering shares of our Class I common stock, such that we are currently offering up to approximately $2,800,000,000 in shares of Class T common stock and $200,000,000 in shares of Class I common stock in our primary offering, and up to an aggregate of $150,000,000 in shares of our Class T and Class I common stock pursuant to the DRIP. Subsequent to the reallocation, of the 1,000,000,000 shares of common stock authorized, 900,000,000 shares are classified as Class T common stock and 100,000,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

shares are classified as Class I common stock. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and the DRIP, and among classes of stock.
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
On February 6, 2015, our advisor acquired shares of our Class T common stock for total cash consideration of $200,000 and was admitted as our initial stockholder. We used the proceeds from the sale of shares of our Class T common stock to our advisor to make an initial capital contribution to our operating partnership. As of June 30, 2018 and December 31, 2017, our advisor owned 20,833 shares of our Class T common stock.
Through June 30, 2018, we had issued 52,749,116 aggregate shares of our Class T and Class I common stock in connection with the primary portion of our offering and 1,826,609 aggregate shares of our Class T and Class I common stock pursuant to the DRIP. We also granted an aggregate of 45,000 shares of our restricted Class T common stock to our independent directors and repurchased 198,129 shares of our common stock under our share repurchase plan through June 30, 2018. As of June 30, 2018 and December 31, 2017, we had 54,443,429 and 42,207,160 aggregate shares of our Class T and Class I common stock, respectively, issued and outstanding.
As of June 30, 2018, we had a receivable of $957,000 for offering proceeds, net of selling commissions and dealer manager fees, from our transfer agent, which was received in July 2018.
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
For the three and six months ended June 30, 2018, $4,161,000 and $7,767,000, respectively, in distributions were reinvested and 434,778 and 818,534 shares of our common stock, respectively, were issued pursuant to the DRIP. For the three and six months ended June 30, 2017, $1,811,000 and $2,874,000, respectively, in distributions were reinvested and 192,651 and 305,798 shares of our common stock, respectively, were issued pursuant to the DRIP. As of June 30, 2018 and December 31, 2017, a total of $17,252,000 and $9,485,000, respectively, in distributions were reinvested that resulted in 1,826,609 and 1,008,075 shares of our common stock, respectively, being issued pursuant to the DRIP.
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
For the three and six months ended June 30, 2018, we received share repurchase requests and repurchased 79,195 and 120,383 shares of our common stock, respectively, for an aggregate of $735,000 and $1,132,000, respectively, at an average repurchase price of $9.28 and $9.40 per share, respectively. For the three and six months ended June 30, 2017, we received share repurchase requests and repurchased 7,174 shares of our common stock for an aggregate of $69,000 at an average repurchase price of $9.66 per share.
As of June 30, 2018 and December 31, 2017, we received share repurchase requests and repurchased 198,129 and 77,746 shares of our common stock, respectively, for an aggregate of $1,867,000 and $735,000, respectively, at an average repurchase price of $9.42 and $9.45 per share, respectively. All shares were repurchased using proceeds we received from the sale of shares of our common stock pursuant to the DRIP.
2015 Incentive Plan
In February 2016, we adopted our incentive plan, pursuant to which our board of directors or a committee of our independent directors may make grants of options, shares of our restricted common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 4,000,000 shares. As of June 30, 2018, we have granted 45,000 shares of our restricted Class T common stock at a weighted average grant date fair value of $10.01 per share, to our independent directors in connection with their election or re-election to our board of directors, or in consideration for their past services rendered. Such shares vested 20.0% immediately on the grant date and 20.0% will vest on each of the first four anniversaries of the grant date. For the three and six months ended June 30, 2018, we recognized stock compensation expense of $45,000 and $75,000, respectively, and for the three and six months ended June 30, 2017, we recognized stock compensation expense of $25,000 and $39,000, respectively, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
Offering Costs
Selling Commissions
Generally, we pay our dealer manager selling commissions of up to 3.0% of the gross offering proceeds from the sale of Class T shares of our common stock pursuant to our primary offering. To the extent that selling commissions are less than 3.0% of the gross offering proceeds for any Class T shares sold, such reduction in selling commissions will be accompanied by a corresponding reduction in the applicable per share purchase price for purchases of such shares. No selling commissions are payable on Class I shares or shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the three and six months ended June 30, 2018, we incurred $1,679,000 and $3,141,000, respectively, and for the three and six months ended June 30, 2017, we incurred $2,634,000 and $4,704,000, respectively, in selling commissions to our dealer manager. Such commissions were charged to stockholders’ equity as such amounts were paid to our dealer manager from the gross proceeds of our offering.
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
For the three and six months ended June 30, 2018, we incurred $568,000 and $1,061,000, respectively, and for the three and six months ended June 30, 2017, we incurred $889,000 and $1,622,000, respectively, in dealer manager fees to our dealer manager. Such fees were charged to stockholders’ equity as such amounts were paid to our dealer manager or its affiliates from the gross proceeds of our offering. See Note 12, Related Party Transactions — Offering Stage — Dealer Manager Fee, for a further discussion of the dealer manager fee funded by our advisor.
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
For the three and six months ended June 30, 2018, we incurred $1,918,000 and $3,618,000, respectively, and for the three and six months ended June 30, 2017, we incurred $3,384,000 and $6,138,000, respectively, in stockholder servicing fees to our dealer manager. As of June 30, 2018 and December 31, 2017, we accrued $14,351,000 and $12,611,000, respectively, in connection with the stockholder servicing fee payable, which is included in accounts payable and accrued liabilities with a corresponding offset to stockholders’ equity in our accompanying condensed consolidated balance sheets.
12. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and one of our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings; however, we are not affiliated with Griffin Capital, our dealer manager, Colony Capital or Mr. Flaherty. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. Our board of directors, including a majority of our independent directors, has reviewed the material transactions between our affiliates and us during the six months ended June 30, 2018 and 2017. Set forth below is a description of the transactions with affiliates. We believe that we have executed all of the transactions set forth below on terms that are fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties. For the three months ended June 30, 2018 and 2017, we incurred $4,154,000 and $5,688,000, respectively, and for the six months ended June 30, 2018 and 2017, we incurred $7,129,000 and $9,777,000, respectively, in fees and expenses to our affiliates as detailed below.
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
For the three months ended June 30, 2018 and 2017, we incurred $1,189,000 and $1,841,000, respectively, and for the six months ended June 30, 2018 and 2017, we incurred $2,200,000 and $3,337,000, respectively, payable to our advisor as part of the Contingent Advisor Payment in connection with the dealer manager fee that our advisor had incurred. Such fee was charged to stockholders’ equity as incurred with a corresponding offset to accounts payable due to affiliates in our accompanying condensed consolidated balance sheets. See Note 11, Equity — Offering Costs — Dealer Manager Fee, for a further discussion of the dealer manager fee funded by us.
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
For the three months ended June 30, 2018 and 2017, we incurred $581,000 and $336,000, respectively, and for the six months ended June 30, 2018 and 2017, we incurred $908,000 and $892,000, respectively, payable to our advisor as part of the Contingent Advisor Payment in connection with the other organizational and offering expenses that our advisor had incurred. Such expenses were charged to stockholders’ equity as incurred with a corresponding offset to accounts payable due to affiliates in our accompanying condensed consolidated balance sheets.
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
The base acquisition fee in connection with the acquisition of properties accounted for as business combinations in accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, is expensed as incurred and included in acquisition related expenses in our accompanying condensed consolidated statements of operations. The base acquisition fee in

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

connection with the acquisition of properties accounted for as asset acquisitions in accordance with ASU 2017-01 or the acquisition of real estate-related investments is capitalized as part of the associated investment in our accompanying condensed consolidated balance sheets. For the three months ended June 30, 2018 and 2017, we paid base acquisition fees of $1,065,000 and $2,899,000, respectively, and for the six months ended June 30, 2018 and 2017, we paid base acquisition fees of $1,574,000 and $4,554,000, respectively, to our advisor. As of June 30, 2018 and December 31, 2017, we recorded $7,790,000 and $7,744,000, respectively, as part of the Contingent Advisor Payment, which is included in accounts payable due to affiliates with a corresponding offset to stockholders’ equity in our accompanying condensed consolidated balance sheets. As of June 30, 2018, we have paid $8,156,000 in Contingent Advisor Payments to our advisor. For a further discussion of amounts paid in connection with the Contingent Advisor Payment, see “Dealer Manager Fee” and “Other Organizational and Offering Expenses,” above. In addition, see Note 3, Real Estate Investments, Net, for a further discussion.
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
For the three and six months ended June 30, 2018 and 2017, we did not incur any development fees to our advisor or its affiliates.
Reimbursement of Acquisition Expenses
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets, which are reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees, total development costs and real estate commissions paid to unaffiliated third parties will not exceed, in the aggregate, 6.0% of the contract purchase price of the property or real estate-related investments, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction. These fees and expenses paid did not exceed 6.0% of the contract purchase price of our property acquisitions, except with respect to our acquisitions of Athens MOB and Northern California Senior Housing Portfolio for the six months ended June 30, 2018, and Auburn MOB and Pottsville MOB for the six months ended June 30, 2017, which excess fees were approved by our directors as set forth above. For a further discussion, see Note 3, Real Estate Investments, Net.
Reimbursements of acquisition expenses in connection with the acquisition of properties accounted for as business combinations in accordance with ASC Topic 805 are expensed as incurred and included in acquisition related expenses in our accompanying condensed consolidated statements of operations. Reimbursements of acquisition expenses in connection with the acquisition of properties accounted for as asset acquisitions in accordance with ASU 2017-01 or the acquisition of real estate-related investments are capitalized as part of the associated investment in our accompanying condensed consolidated balance sheets. For both the three months ended June 30, 2018 and 2017, we incurred $1,000, and for the six months ended June 30, 2018 and 2017, we incurred $1,000 and $2,000, respectively, in acquisition expenses to our advisor or its affiliates.
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
For the three months ended June 30, 2018 and 2017, we incurred $1,070,000 and $504,000, respectively, and for the six months ended June 30, 2018 and 2017, we incurred $2,028,000 and $805,000, respectively, in asset management fees to our advisor, which are included in general and administrative in our accompanying condensed consolidated statements of operations.
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
Property management fees are included in property operating and rental expenses in our accompanying condensed consolidated statements of operations. For the three months ended June 30, 2018 and 2017, we incurred property management fees of $161,000 and $87,000, respectively, and for the six months ended June 30, 2018 and 2017, we incurred property management fees of $306,000 and $146,000, respectively, to American Healthcare Investors.
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
Lease fees are capitalized as lease commissions, which are included in other assets, net in our accompanying condensed consolidated balance sheets, and amortized over the term of the lease. For the three and six months ended June 30, 2018, we incurred lease fees of $76,000 and $77,000, respectively. For the three and six months ended June 30, 2017, we did not incur any lease fees to our advisor or its affiliates.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, we pay our advisor or its affiliates a construction management fee of up to 5.0% of the cost of such improvements. Construction management fees are capitalized as part of the associated asset and included in real estate investments, net in our accompanying condensed consolidated balance sheets or are expensed and included in our accompanying condensed consolidated statements of operations, as applicable. For the three and six months ended June 30, 2018, we incurred construction management fees of $2,000. For the three and six months ended June 30, 2017, we did not incur any construction management fees to our advisor or its affiliates.
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
Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.3% and 26.9%, respectively, for the 12 months ended June 30, 2018; however, our operating expenses did not exceed the aforementioned limitation as 2.0% of our average invested assets was greater than 25.0% of our net income.
For the three months ended June 30, 2018 and 2017, our advisor incurred operating expenses on our behalf of $9,000 and $20,000, respectively, and for the six months ended June 30, 2018 and 2017, our advisor incurred operating expenses on our behalf of $33,000 and $41,000, respectively. Operating expenses are generally included in general and administrative in our accompanying condensed consolidated statements of operations.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Compensation for Additional Services
We pay our advisor and its affiliates for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated third parties for similar services. For the three and six months ended June 30, 2018 and 2017, our advisor and its affiliates were not compensated for any additional services.
Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, we pay our advisor or its affiliates a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated third parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the three and six months ended June 30, 2018 and 2017, we did not incur any disposition fees to our advisor or its affiliates.
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, we will pay our advisor a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the remaining net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of: (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan); plus (ii) an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three and six months ended June 30, 2018 and 2017, we did not pay any such distributions to our advisor.
Subordinated Distribution Upon Listing
Upon the listing of shares of our common stock on a national securities exchange, in redemption of our advisor’s limited partnership units, we will pay our advisor a distribution equal to 15.0% of the amount by which: (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash equal to an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing, among other factors. For the three and six months ended June 30, 2018 and 2017, we did not pay any such distributions to our advisor.
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
As of June 30, 2018 and December 31, 2017, we did not have any liability related to the subordinated distribution upon termination.

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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

For the three and six months ended June 30, 2018 and 2017, our officers invested the following amounts and we issued the following shares of our Class T and Class I common stock pursuant to the applicable stock purchase plan:

		Three Months Ended June 30,				Six Months Ended June 30,
		2018		2017		2018		2017
Officer’s Name	Title	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares
Jeffrey T. Hanson	Chief Executive Officer and Chairman of the Board of Directors	$70,000	7,321	$66,000	7,179	$188,000	20,106	$123,000	13,357
Danny Prosky	President and Chief Operating Officer	74,000	7,820	67,000	7,323	197,000	21,125	127,000	13,746
Mathieu B. Streiff	Executive Vice President and General Counsel	65,000	6,828	67,000	7,336	188,000	20,145	127,000	13,772
Brian S. Peay	Chief Financial Officer	6,000	582	—	—	19,000	1,987	—	—
Stefan K.L. Oh	Executive Vice President of Acquisitions	9,000	893	8,000	859	17,000	1,762	16,000	1,701
Christopher M. Belford	Vice President of Asset Management	6,000	662	6,000	653	42,000	4,552	53,000	5,708
Wendie Newman	Vice President of Asset Management	2,000	236	2,000	221	4,000	469	4,000	386
		$232,000	24,342	$216,000	23,571	$655,000	70,146	$450,000	48,670
Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of June 30, 2018 and December 31, 2017:

Fee	June 30, 2018	December 31, 2017
Contingent Advisor Payment	$7,790,000	$7,744,000
Asset management fees	366,000	316,000
Property management fees	53,000	43,000
Lease commissions	11,000	8,000
Operating expenses	3,000	6,000
Construction management fees	2,000	1,000
	$8,225,000	$8,118,000
13. Fair Value Measurements
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The fair value of our mortgage loans payable and the Corporate Line of Credit is estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that the valuations of our mortgage loans payable and line of credit and term loans are classified in Level 2 within the fair value hierarchy. The carrying amounts and estimated fair values of such financial instruments as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Mortgage loans payable	$17,085,000	$17,070,000	$11,567,000	$11,819,000
Line of credit and term loan	$73,368,000	$74,388,000	$82,644,000	$84,088,000
14. Income Taxes
As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. We have elected to treat certain of our consolidated subsidiaries as wholly-owned taxable REIT subsidiaries, or TRSs, pursuant to the Code. TRSs may participate in services that would otherwise be considered impermissible for REITs and are subject to federal and state income tax at regular corporate tax rates. We did not incur income taxes for the three and six months ended June 30, 2018 and 2017.
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
We did not incur income taxes for the three and six months ended June 30, 2017. The components of income tax expense (benefit) for the three and six months ended June 30, 2018 were as follows:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Federal deferred	$(642,000)	$(1,382,000)
State deferred	(133,000)	(286,000)
Valuation allowances	775,000	1,668,000
Total income tax expense (benefit)	$—	$—
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
We apply the rules under ASC 740-10, Accounting for Uncertainty in Income Taxes, for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Pursuant to these rules, we will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of June 30, 2018 and December 31, 2017, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of June 30, 2018, our valuation allowance fully reserves the net deferred tax asset due to inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.
15. Segment Reporting
ASC Topic 280 establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2016; senior housing facility in December 2016; senior housing — RIDEA facility in November 2017; and skilled nursing facility in March 2018, we established a new reportable segment at each such time. As of June 30, 2018, we evaluated our business and made resource allocations based on four reportable business segments — medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Summary information for the reportable segments during the three and six months ended June 30, 2018 and 2017 was as follows:

	Medical Office Buildings	Senior Housing — RIDEA	Senior Housing	Skilled Nursing Facilities	Three Months Ended June 30, 2018
Revenues:
Real estate revenue	$7,775,000	$—	$2,210,000	$599,000	$10,584,000
Resident fees and services	—	8,426,000	—	—	8,426,000
Total revenues	7,775,000	8,426,000	2,210,000	599,000	19,010,000
Expenses:
Rental expenses	2,142,000	—	310,000	100,000	2,552,000
Property operating expenses	—	6,766,000	—	—	6,766,000
Segment net operating income	$5,633,000	$1,660,000	$1,900,000	$499,000	$9,692,000
Expenses:
General and administrative					$1,578,000
Acquisition related expenses					61,000
Depreciation and amortization					7,851,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium)					(1,160,000)
Net loss					$(958,000)

	Medical Office Buildings	Senior Housing	Three Months Ended June 30, 2017
Revenue:
Real estate revenue	$5,455,000	$743,000	$6,198,000
Expenses:
Rental expenses	1,534,000	77,000	1,611,000
Segment net operating income	$3,921,000	$666,000	$4,587,000
Expenses:
General and administrative			$952,000
Acquisition related expenses			140,000
Depreciation and amortization			2,466,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt premium)			(409,000)
Interest income			1,000
Net income			$621,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Medical Office Buildings	Senior Housing — RIDEA	Senior Housing	Skilled Nursing Facilities	Six Months Ended June 30, 2018
Revenues:
Real estate revenue	$14,719,000	$—	$4,498,000	$800,000	$20,017,000
Resident fees and services	—	16,835,000	—	—	16,835,000
Total revenues	14,719,000	16,835,000	4,498,000	800,000	36,852,000
Expenses:
Rental expenses	4,089,000	—	681,000	133,000	4,903,000
Property operating expenses	—	13,999,000	—	—	13,999,000
Segment net operating income	$10,630,000	$2,836,000	$3,817,000	$667,000	$17,950,000
Expenses:
General and administrative					$3,698,000
Acquisition related expenses					156,000
Depreciation and amortization					15,046,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium)					(2,244,000)
Net loss					$(3,194,000)

	Medical Office Buildings	Senior Housing	Six Months Ended June 30, 2017
Revenue:
Real estate revenue	$9,126,000	$1,124,000	$10,250,000
Expenses:
Rental expenses	2,686,000	112,000	2,798,000
Segment net operating income	$6,440,000	$1,012,000	$7,452,000
Expenses:
General and administrative			$1,700,000
Acquisition related expenses			213,000
Depreciation and amortization			4,177,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt premium)			(827,000)
Interest income			1,000
Net income			$536,000
Assets by reportable segment as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
Medical office buildings	$305,802,000	$262,260,000
Senior housing — RIDEA	112,826,000	115,402,000
Senior housing	97,694,000	98,519,000
Skilled nursing facilities	23,146,000	—
Other	33,948,000	3,972,000
Total assets	$573,416,000	$480,153,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

16. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, accounts and other receivables, restricted cash and real estate deposits. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of June 30, 2018 and December 31, 2017, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. In general, we perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of June 30, 2018, three states in the United States accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized net operating income. Our properties located in Florida, Nevada and Alabama accounted for approximately 16.7%, 11.7% and 10.9%, respectively, of our total property portfolio’s annualized base rent or annualized net operating income. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
Based on leases in effect as of June 30, 2018, our four reportable business segments, medical office buildings, senior housing — RIDEA, senior housing and skilled nursing facilities accounted for 62.3%, 16.7%, 16.5% and 4.5%, respectively, of our total property portfolio’s annualized base rent or annualized net operating income.
As of June 30, 2018, we had one tenant that accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized net operating income as follows:

Tenant	Annualized Base Rent(1)	Percentage of Annualized Base Rent	Acquisition	Reportable Segment	GLA (Sq Ft)	Lease Expiration Date
Colonial Oaks Master Tenant, LLC	$4,112,000	10.6%	Lafayette Assisted Living Portfolio and Northern California Senior Housing Portfolio	Senior Housing	215,000	06/30/32
___________

(1)
Annualized base rent is based on contractual base rent from leases in effect as of June 30, 2018. The loss of this tenant or its inability to pay rent could have a material adverse effect on our business and results of operations.

17. Per Share Data
We report earnings (loss) per share pursuant to ASC Topic 260, Earnings per Share. Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $4,000 and $2,000, respectively, for the three months ended June 30, 2018 and 2017, and $8,000 and $3,000, respectively, for the six months ended June 30, 2018 and 2017. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock. As of June 30, 2018 and 2017, there were 28,500 and 15,000 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of June 30, 2018 and 2017, there were 208 units of redeemable limited partnership units of our operating partnership outstanding, but such units were excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.
18. Subsequent Events
Status of Our Offering
As of August 3, 2018, we had received and accepted subscriptions in our offering for 55,061,108 aggregate shares of our Class T and Class I common stock, or $548,259,000, excluding shares of our common stock issued pursuant to the DRIP.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Property Acquisitions
Subsequent to June 30, 2018, we completed four property acquisitions comprising four buildings from unaffiliated third parties. The following is a summary of our property acquisitions subsequent to June 30, 2018:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Corporate Line of Credit(2)	Total Acquisition Fee(3)
Pinnacle Beaumont ALF(4)	Beaumont, TX	Senior Housing — RIDEA	07/01/18	$19,500,000	$19,400,000	$868,000
Grand Junction MOB	Grand Junction, CO	Medical Office	07/06/18	31,500,000	31,400,000	1,418,000
Edmonds MOB	Edmonds, WA	Medical Office	07/30/18	23,500,000	22,000,000	1,058,000
Pinnacle Warrenton ALF(4)	Warrenton, MO	Senior Housing — RIDEA	08/01/18	8,100,000	8,100,000	360,000
				$82,600,000	$80,900,000	$3,704,000
___________

(1)	We own 100% of our properties acquired subsequent to June 30, 2018, with the exception of Pinnacle Beaumont ALF and Pinnacle Warrenton ALF.

(2)	Represents borrowings under the Corporate Line of Credit, as amended, at the time of acquisition.

(3)
Our advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, a base acquisition fee of 2.25% of the portion of the aggregate contract purchase price paid by us. In addition, the total acquisition fee includes a Contingent Advisor Payment, as defined in Note 12, Related Party Transactions, in the amount of 2.25% of the portion of the aggregate contract purchase price paid by us, which shall be paid by us to our advisor, subject to the satisfaction of certain conditions. See Note 12, Related Party Transactions — Acquisition and Development Stage — Acquisition Fee, for a further discussion.

(4)
On July 1, 2018 and August 1, 2018, we completed the acquisitions of Pinnacle Beaumont ALF and Pinnacle Warrenton ALF, respectively, pursuant to a joint venture with an affiliate of Meridian Senior Living, LLC, an unaffiliated third party. Our ownership of the joint venture is approximately 98%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT IV, Inc. and its subsidiaries, including Griffin-American Healthcare REIT IV Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2017 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 8, 2018. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of June 30, 2018 and December 31, 2017, together with our results of operations and cash flows for the three and six months ended June 30, 2018 and 2017.
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
On February 16, 2016, we commenced our initial public offering, or our offering, in which we were initially offering to the public up to $3,150,000,000 in shares of our Class T common stock, consisting of up to $3,000,000,000 in shares of our Class T common stock in our primary offering and up to $150,000,000 in shares of our Class T common stock pursuant to our distribution reinvestment plan, as amended, or the DRIP. Effective June 17, 2016, we reallocated certain of the unsold shares of Class T common stock being offered and began offering shares of Class I common stock, such that we are currently offering up to approximately $2,800,000,000 in shares of Class T common stock and $200,000,000 in shares of Class I common stock in our primary offering, and up to an aggregate of $150,000,000 in shares of our Class T and Class I common stock pursuant to the DRIP, aggregating up to $3,150,000,000 or the maximum offering amount.
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
We will sell shares of our Class T and Class I common stock in our offering until the earlier of February 16, 2019 or the date on which the maximum offering amount has been sold. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and the DRIP, and among classes of stock. As of June 30, 2018, we had received and accepted subscriptions in our offering for 52,749,116 aggregate shares of our Class T and Class I common stock, or approximately $525,121,000, excluding shares of our common stock issued pursuant to the DRIP.
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
We conduct substantially all of our operations through Griffin-American Healthcare REIT IV Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT IV Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 16, 2016 and had a one-year term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 14, 2018 and expires on February 16, 2019. Our advisor uses its best efforts, subject to the oversight and review of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors and 25.0% owned by a wholly owned subsidiary of Griffin Capital, or collectively, our co-sponsors. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony Capital, Inc. (NYSE: CLNY), or Colony Capital, and 7.8% owned by James F. Flaherty III, a former partner of Colony Capital. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or our dealer manager, Colony Capital or Mr. Flaherty; however, we are affiliated with Griffin-American Healthcare REIT IV Advisor, American Healthcare Investors and AHI Group Holdings.
We currently operate through four reportable business segments — medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities. As of June 30, 2018, we had completed 22 property acquisitions whereby we owned 43 properties, comprising 45 buildings, or approximately 2,727,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $536,090,000.
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
Scheduled Lease Expirations
Excluding our senior housing — RIDEA facilities, as of June 30, 2018, our properties were 95.1% leased and during the remainder of 2018, 1.0% of the leased GLA is scheduled to expire. For the three and six months ended June 30, 2018, our senior housing — RIDEA facilities were 76.7% and 76.5% leased, respectively. Substantially all of our leases with residents at such properties are for a term of one year or less. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next 12 months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy.

As of June 30, 2018, our remaining weighted average lease term was 8.8 years, excluding our senior housing — RIDEA facilities.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2018 and 2017
Our primary sources of revenue include rent and resident fees and services from our properties. Our primary expenses include property operating expenses and rental expenses. In general, we expect amounts related to our portfolio of operating properties to increase in the future based on a full year of operations as well as any additional real estate and real estate-related investments we may acquire.
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2016; senior housing facility in December 2016; senior housing — RIDEA facility in November 2017; and skilled nursing facility in March 2018, we established a new reportable segment at each such time. As of June 30, 2018, we operated through four reportable business segments — medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities.
Except where otherwise noted, the changes in our results of operations are primarily due to owning 45 buildings as of June 30, 2018, as compared to owning 28 buildings as of June 30, 2017. As of June 30, 2018 and 2017, we owned the following types of properties:

	June 30,
	2018			2017
	Number of Buildings	Aggregate Contract Purchase Price	Leased %	Number of Buildings	Aggregate Contract Purchase Price	Leased %
Medical office buildings	21	$309,640,000	92.4%	16	$246,895,000	94.0%
Senior housing — RIDEA	10	109,500,000	(1)	—	—	—%
Senior housing	12	94,350,000	100%	12	94,350,000	100%
Skilled nursing facilities	2	22,600,000	100%	—	—	—%
Total/weighted average(2)	45	$536,090,000	95.1%	28	$341,245,000	95.8%
___________

(1)
For the three and six months ended June 30, 2018, the leased percentage for the resident units of our senior housing — RIDEA facilities was 76.7% and 76.5%, respectively, and substantially all of our leases with residents at such properties are for a term of one year or less.

(2)	Leased percentage excludes our senior housing — RIDEA facilities.

Revenues
For the three months ended June 30, 2018 and 2017, real estate revenue was $10,584,000 and $6,198,000, respectively, and primarily comprised of base rent of $7,862,000 and $4,599,000, respectively, and expense recoveries of $1,915,000 and $1,271,000, respectively. For the six months ended June 30, 2018 and 2017, real estate revenue was $20,017,000 and $10,250,000, respectively, and primarily comprised of base rent of $14,777,000 and $7,599,000, respectively, and expense recoveries of $3,737,000 and $2,007,000, respectively.
For the three and six months ended June 30, 2018, resident fees and services consisted of rental fees related to resident leases and extended health care fees. We did not own or operate any senior housing — RIDEA facilities prior to November 2017.
Revenue by reportable segment consisted of the following for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Real Estate Revenue
Medical office buildings	$7,775,000	$5,455,000	$14,719,000	$9,126,000
Senior housing	2,210,000	743,000	4,498,000	1,124,000
Skilled nursing facilities	599,000	—	800,000	—
Total real estate revenue	10,584,000	6,198,000	20,017,000	10,250,000
Resident Fees and Services
Senior housing — RIDEA	8,426,000	—	16,835,000	—
Total resident fees and services	8,426,000	—	16,835,000	—
Total revenues	$19,010,000	$6,198,000	$36,852,000	$10,250,000
Rental Expenses and Property Operating Expenses
Rental expenses and rental expenses as a percentage of real estate revenue, as well as property operating expenses and property operating expenses as a percentage of resident fees and services, by reportable segment, consisted of the following for the periods then ended:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Rental Expenses
Medical office buildings	$2,142,000	27.5%	$1,534,000	28.1%	$4,089,000	27.8%	$2,686,000	29.4%
Senior housing	310,000	14.0%	77,000	10.4%	681,000	15.1%	112,000	10.0%
Skilled nursing facilities	100,000	16.7%	—	—%	133,000	16.6%	—	—%
Total rental expenses	$2,552,000	24.1%	$1,611,000	26.0%	$4,903,000	52.0%	$2,798,000	27.3%
Property Operating Expenses
Senior housing — RIDEA	$6,766,000	80.3%	$—	—%	$13,999,000	83.2%	$—	—%
Total property operating expenses	$6,766,000	80.3%	$—	—%	$13,999,000	83.2%	$—	—%
Senior housing — RIDEA facilities typically have a higher percentage of operating expenses to revenue than medical office buildings, senior housing facilities and skilled nursing facilities due to the nature of RIDEA facilities where we conduct day-to-day operations. We anticipate that the percentage of total operating expenses to total revenues will fluctuate based on the types of property we acquire in the future.

General and Administrative
General and administrative consisted of the following for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Asset management fees — affiliates	$1,070,000	$504,000	$2,028,000	$805,000
Professional and legal fees	263,000	149,000	735,000	336,000
Bad debt expense, net	(201,000)	55,000	146,000	69,000
Transfer agent services	83,000	52,000	163,000	84,000
Postage and delivery	70,000	29,000	81,000	42,000
Bank charges	63,000	—	120,000	—
Board of directors fees	58,000	57,000	115,000	110,000
Directors’ and officers’ liability insurance	53,000	53,000	106,000	108,000
Franchise taxes	46,000	16,000	90,000	90,000
Restricted stock compensation	45,000	25,000	75,000	39,000
Other	28,000	12,000	39,000	17,000
Total	$1,578,000	$952,000	$3,698,000	$1,700,000
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
Acquisition Related Expenses
For the three and six months ended June 30, 2018, acquisition related expenses were $61,000 and $156,000, respectively,  and for the three and six months ended June 30, 2017, acquisition related expenses were $140,000 and $213,000, respectively, and were related primarily to expenses incurred in pursuit of properties that did not result in an acquisition.
Depreciation and Amortization
For the three and six months ended June 30, 2018, depreciation and amortization was $7,851,000 and $15,046,000, respectively, and consisted primarily of depreciation on our operating properties of $3,781,000 and $7,197,000, respectively, and amortization on our identified intangible assets of $4,060,000 and $7,831,000, respectively.
For the three and six months ended June 30, 2017, depreciation and amortization was $2,466,000 and $4,177,000, respectively, and consisted of depreciation on our operating properties of $1,665,000 and $2,805,000, respectively, and amortization on our identified intangible assets of $801,000 and $1,372,000, respectively.

Interest Expense
Interest expense consisted of the following for the periods then ended. See Note 6, Mortgage Loans Payable, Net and Note 7, Line of Credit and Term Loan, to our accompanying condensed consolidated financial statements, for a further discussion.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest expense — line of credit and term loan	$745,000	$248,000	$1,457,000	$528,000
Amortization of deferred financing costs — line of credit and term loan	219,000	90,000	437,000	177,000
Interest expense — mortgage loans payable	175,000	70,000	317,000	121,000
Amortization of deferred financing costs — mortgage loans payable	18,000	5,000	33,000	8,000
Amortization of debt discount/premium	3,000	(4,000)	—	(7,000)
Total	$1,160,000	$409,000	$2,244,000	$827,000
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
Our principal demands for funds will be for acquisitions of real estate and real estate-related investments, payment of operating expenses and interest on our current and future indebtedness and payment of distributions to our stockholders. We estimate that we will require approximately $1,842,000 to pay interest on our outstanding indebtedness in the remainder of 2018, based on interest rates in effect and borrowings outstanding as of June 30, 2018, and that we will require $248,000 to pay principal on our outstanding indebtedness in the remainder of 2018. In addition, we require resources to make certain payments to our advisor and our dealer manager, which during our offering will include payments to our dealer manager and its affiliates for selling commissions, the dealer manager fee and the stockholder servicing fee. See Note 11, Equity — Offering Costs, and Note 12, Related Party Transactions, to our accompanying condensed consolidated financial statements, for a further discussion of our payments to our advisor and our dealer manager.
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
Based on the properties we own as of June 30, 2018, we estimate that our expenditures for capital and tenant improvements will be $2,842,000 for the remaining six months of 2018. As of June 30, 2018, we had $162,000 of restricted cash in reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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
Cash Flows
The following table sets forth changes in cash flows:

	Six Months Ended June 30,
	2018	2017
Cash, cash equivalents and restricted cash — beginning of period	$7,103,000	$2,237,000
Net cash provided by operating activities	9,693,000	4,973,000
Net cash used in investing activities	(77,936,000)	(199,018,000)
Net cash provided by financing activities	88,090,000	195,071,000
Cash, cash equivalents and restricted cash — end of period	$26,950,000	$3,263,000
The following summary discussion of our changes in our cash flows is based on our accompanying condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
For the six months ended June 30, 2018 and 2017, cash flows provided by operating activities primarily related to the cash flows provided by our property operations, offset by payments of general and administrative expenses. See “Results of Operations” above for a further discussion. We anticipate cash flows from operating activities to increase in 2018 as we acquire additional real estate investments.
Investing Activities
For the six months ended June 30, 2018, cash flows used in investing activities related primarily to our four property acquisitions in the amount of $65,505,000 and the payment of $8,565,000 for real estate deposits. For the six months ended June 30, 2017, cash flows used in investing activities related primarily to our seven property acquisitions in the amount of $199,164,000. Cash flows used in investing activities are heavily dependent upon the investment of our net offering proceeds in real estate investments. We anticipate cash flows used in investing activities to increase as we acquire additional properties and real estate-related investments.

Financing Activities
For the six months ended June 30, 2018, cash flows provided by financing activities related primarily to funds raised from investors in our offering in the amount of $114,461,000, partially offset by net payments on our line of credit and term loan of $9,700,000, the payment of offering costs of $9,118,000 in connection with our offering and distributions to our common stockholders of $6,076,000. For the six months ended June 30, 2017, cash flows provided by financing activities related primarily to funds raised from investors in our offering in the amount of $169,003,000 and net borrowings under the Line of Credit of $37,200,000, partially offset by the payment of offering costs of $8,697,000 in connection with our offering and distributions to our common stockholders of $2,077,000. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur debt to acquire properties.
Distributions
Our board of directors authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on May 1, 2016 and ending on September 30, 2018. The daily distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our Class T and Class I common stock, which is equal to an annualized distribution of $0.60 per share. These distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to our DRIP monthly in arrears, only from legally available funds.
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
The distributions paid for the six months ended June 30, 2018 and 2017, along with the amount of distributions reinvested pursuant to the DRIP and the sources of distributions as compared to cash flows from operations were as follows:

	Six Months Ended June 30,
	2018		2017
Distributions paid in cash	$6,076,000		$2,077,000
Distributions reinvested	7,767,000		2,874,000
	$13,843,000		$4,951,000
Sources of distributions:
Cash flows from operations	$9,693,000	70.0%	$4,951,000	100%
Offering proceeds	4,150,000	30.0	—	—
	$13,843,000	100%	$4,951,000	100%
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
As of June 30, 2018, we had an amount payable of $8,223,000 to our advisor or its affiliates primarily for the 2.25% Contingent Advisor Payment portion of the total acquisition fee payable to our advisor or its affiliates, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice. See Note 12, Related Party Transactions — Acquisition and Development Stage — Acquisition Fee, to our accompanying condensed consolidated financial statements, for a further discussion.
As of June 30, 2018, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than $80,000 in asset management fees waived by our advisor in 2016, which was equal to the amount of distributions payable from May 1, 2016 through June 27, 2016, the day prior to our first property acquisition. Other than such waiver of asset management fees by our advisor to provide us with additional funds to pay initial distributions to our stockholders through June 27, 2016, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer or continue to defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
The distributions paid for the six months ended June 30, 2018 and 2017, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to funds from operations attributable to controlling interest, or FFO, were as follows:

	Six Months Ended June 30,
	2018		2017
Distributions paid in cash	$6,076,000		$2,077,000
Distributions reinvested	7,767,000		2,874,000
	$13,843,000		$4,951,000
Sources of distributions:
FFO attributable to controlling interest	$11,838,000	85.5%	$4,713,000	95.2%
Offering proceeds	2,005,000	14.5	238,000	4.8
	$13,843,000	100%	$4,951,000	100%
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
Financing
We intend to continue to finance a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that, after an initial phase of our operations (prior to the investment of all of the net proceeds of our offering) when we may employ greater amounts of leverage to enable us to acquire properties more quickly and therefore generate distributions for our stockholders sooner, our overall leverage will not exceed 50.0% of the combined market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year beginning with our first full year of operations. For these purposes, the fair market value of each asset will be equal to the contract purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of June 30, 2018, our aggregate borrowings were 15.6% of the combined market value of all of our real estate investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of August 10, 2018 and June 30, 2018, our leverage did not exceed 300% of the value of our net assets.
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
Debt Service Requirements
Typically, a significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of June 30, 2018, we had $17,505,000 ($17,085,000, including discount/premium and deferred financing costs, net) of fixed-rate mortgage loans payable outstanding secured by our properties. As of June 30, 2018, we had $74,400,000 outstanding, and $125,600,000 remained available under our line of credit and term loan. See Note 6, Mortgage Loans Payable, Net, and Note 7, Line of Credit and Term Loan, to our accompanying condensed consolidated financial statements.
We are required by the terms of certain loan documents to meet certain covenants, such as leverage ratios, net worth ratios, debt service coverage ratios, fixed charge coverage ratios and reporting requirements. As of June 30, 2018, we were in compliance with all such covenants and requirements on our mortgage loans payable and our line of credit and term loan. As of June 30, 2018, the weighted average effective interest rate on our outstanding debt was 3.95% per annum.
Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our line of credit and term loan; (ii) interest payments on our mortgage loans payable and our line of credit and term loan; and (iii) ground and other lease obligations as of June 30, 2018:

	Payments Due by Period
	2018	2019-2020	2021-2022	Thereafter	Total
Principal payments — fixed-rate debt	$248,000	$8,670,000	$889,000	$7,698,000	$17,505,000
Interest payments — fixed-rate debt	398,000	1,277,000	694,000	810,000	3,179,000
Principal payments — variable-rate debt	—	74,400,000	—	—	74,400,000
Interest payments — variable-rate debt (based on rates in effect as of June 30, 2018)	1,444,000	1,918,000	—	—	3,362,000
Ground and other lease obligations	47,000	496,000	496,000	10,697,000	11,736,000
Total	$2,137,000	$86,761,000	$2,079,000	$19,205,000	$110,182,000
Off-Balance Sheet Arrangements
As of June 30, 2018, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Inflation
During the six months ended June 30, 2018 and 2017, inflation has not significantly affected our operations because of the moderate inflation rate; however, we expect to be exposed to inflation risk as income from future long-term leases will be the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions will include negotiated rental increases, reimbursement billings for operating expense pass-through charges, and real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.

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
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above- and below-market leases, change in deferred rent and the adjustments of such items related to redeemable noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the three and six months ended June 30, 2018 and 2017. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offering to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent redeployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses are not reimbursed by our advisor or its affiliates and third parties, and therefore if there is no further cash on hand from the proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows. Certain acquisition related expenses under GAAP, such as expenses incurred in connection with property acquisitions accounted for as business combinations, are considered operating expenses and as expenses included in the determination of net income (loss), which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, we may pay acquisition fees or reimburse acquisition expenses due to our advisor and its affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties or ancillary cash flows. As a result, the amount of proceeds from borrowings available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offering.
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
Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate funds from operations and modified funds from operations the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) as an indication of our performance, as an alternative to cash flows from operations, which is an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other measurements as an indication of our performance. MFFO has limitations as a performance measure in offerings such as ours where the price of a share of common stock is a stated value. MFFO may be useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO and MFFO.
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

The following is a reconciliation of net (loss) income, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) income	$(958,000)	$621,000	$(3,194,000)	$536,000
Add:
Depreciation and amortization — consolidated properties	7,851,000	2,466,000	15,046,000	4,177,000
Net loss attributable to redeemable noncontrolling interests	58,000	—	125,000	—
Less:
Depreciation and amortization related to redeemable noncontrolling interests	(70,000)	—	(139,000)	—
FFO attributable to controlling interest	$6,881,000	$3,087,000	$11,838,000	$4,713,000

Acquisition related expenses(1)	$61,000	$140,000	$156,000	$213,000
Amortization of above- and below-market leases(2)	(81,000)	(35,000)	(126,000)	(69,000)
Change in deferred rent(3)	(703,000)	(282,000)	(1,336,000)	(555,000)
Adjustments for redeemable noncontrolling interests(4)	—	—	—	—
MFFO attributable to controlling interest	$6,158,000	$2,910,000	$10,532,000	$4,302,000
Weighted average Class T and Class I common shares outstanding — basic and diluted	51,277,753	24,035,973	48,224,165	19,371,454
Net (loss) income per Class T and Class I common share — basic and diluted	$(0.02)	$0.03	$(0.07)	$0.03
FFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$0.13	$0.13	$0.25	$0.24
MFFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$0.12	$0.12	$0.22	$0.22
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
To facilitate understanding of this financial measure, the following is a reconciliation of net (loss) income, which is the most directly comparable GAAP financial measure, to NOI for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) income	$(958,000)	$621,000	$(3,194,000)	$536,000
General and administrative	1,578,000	952,000	3,698,000	1,700,000
Acquisition related expenses	61,000	140,000	156,000	213,000
Depreciation and amortization	7,851,000	2,466,000	15,046,000	4,177,000
Interest expense	1,160,000	409,000	2,244,000	827,000
Interest income	—	(1,000)	—	(1,000)
Net operating income	$9,692,000	$4,587,000	$17,950,000	$7,452,000
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
As of June 30, 2018, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Fixed-rate debt — principal payments	$248,000	$519,000	$8,151,000	$434,000	$455,000	$7,698,000	$17,505,000	$17,070,000
Weighted average interest rate on maturing fixed-rate debt	4.81%	4.81%	4.77%	4.83%	4.84%	4.17%	4.51%	—
Variable-rate debt — principal payments	$—	$74,400,000	$—	$—	$—	$—	$74,400,000	$74,388,000
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of June 30, 2018)	—%	3.82%	—%	—%	—%	—%	3.82%	—
Mortgage Loans Payable, Net and Line of Credit and Term Loan
Mortgage loans payable were $17,505,000 ($17,085,000, including discount/premium and deferred financing costs, net) as of June 30, 2018. As of June 30, 2018, we had three fixed-rate mortgage loans with interest rates ranging from 3.75% to 5.25% per annum. In addition, as of June 30, 2018, we had $74,400,000 outstanding under our line of credit and term loan at a weighted average interest rate of 3.82% per annum.
As of June 30, 2018, the weighted average effective interest rate on our outstanding debt was 3.95% per annum. An increase in the variable interest rate on our variable-rate line of credit and term loan constitutes a market risk. As of June 30, 2018, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on our variable-rate line of credit and term loan by $377,000, or 10.63% of total annualized interest expense on our mortgage loans payable and our line of credit and term loan. See Note 6, Mortgage Loans Payable, Net, and Note 7, Line of Credit and Term Loan, to our accompanying condensed consolidated financial statements, for a further discussion.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2018 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2018, were effective at the reasonable assurance level.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our board of directors authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on May 1, 2016 and ending on September 30, 2018. The daily distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our Class T and Class I common stock, which is equal to an annualized distribution of $0.60 per share. These distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears, only from legally available funds.
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

The distributions paid for the six months ended June 30, 2018 and 2017, along with the amount of distributions reinvested pursuant to the DRIP and the sources of distributions as compared to cash flows from operations were as follows:

	Six Months Ended June 30,
	2018		2017
Distributions paid in cash	$6,076,000		$2,077,000
Distributions reinvested	7,767,000		2,874,000
	$13,843,000		$4,951,000
Sources of distributions:
Cash flows from operations	$9,693,000	70.0%	$4,951,000	100%
Offering proceeds	4,150,000	30.0	—	—
	$13,843,000	100%	$4,951,000	100%
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
As of June 30, 2018, we had an amount payable of $8,223,000 to our advisor or its affiliates primarily for the 2.25% Contingent Advisor Payment portion of the total acquisition fee payable to our advisor or its affiliates, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
As of June 30, 2018, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than $80,000 in asset management fees waived by our advisor in 2016, which was equal to the amount of distributions payable from May 1, 2016 through June 27, 2016, the day prior to our first property acquisition. Other than the waiver of such asset management fees by our advisor to provide us with additional funds to pay initial distributions to our stockholders through June 27, 2016, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer or continue to defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
The distributions paid for the six months ended June 30, 2018 and 2017, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to FFO were as follows:

	Six Months Ended June 30,
	2018		2017
Distributions paid in cash	$6,076,000		$2,077,000
Distributions reinvested	7,767,000		2,874,000
	$13,843,000		$4,951,000
Sources of distributions:
FFO attributable to controlling interest	$11,838,000	85.5%	$4,713,000	95.2%
Offering proceeds	2,005,000	14.5	238,000	4.8
	$13,843,000	100%	$4,951,000	100%
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
To the extent that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. As of August 10, 2018, our properties located in Florida and Nevada accounted for approximately 14.5% and 10.2%, respectively, of our total property portfolio’s annualized base rent or annualized net operating income. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
Reductions in reimbursement from third party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rental payments to us.
Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the healthcare billing rules and regulations are complex, and the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs. Moreover, the state and federal governmental healthcare programs are subject to reductions by state and federal legislative actions. The American Taxpayer Relief Act of 2012 prevented the reduction in physician reimbursement of Medicare from being implemented in 2013. The Protecting Access to Medicare Act of 2014 prevented the reduction of 24.4% in the physician fee schedule by replacing the scheduled reduction with a 0.5% increase to the physician fee schedule through December 31, 2014, and no increase from January 1, 2015 through March 31, 2015. The potential 21.0% cut in reimbursement that was to be effective April 1, 2015 was removed by the Medicare Access & CHIP Reauthorization Act of 2015, or MACRA, and replaced with two new methodologies that will focus upon payment based upon quality outcomes. The first model is the Merit-Based Incentive Payment System, or MIPS, which combines the Physician Quality Reporting System, or PQRS, and Meaningful Use program with the Value Based Modifier program to provide for one payment model based upon (i) quality, (ii) resource use, (iii) clinical practice improvement and (iv) advancing care information through the use of certified Electronic Health Record, or EHR, technology. The second model is the Advanced Alternative Payment Models, or APM, which requires the physician to participate in a risk share arrangement for reimbursement related to his or her patients while utilizing a certified health record and reporting on specific quality metrics. There are a number of physicians that will not qualify for the APM payment method. Therefore, this change in reimbursement models may impact our tenants’ payments and create uncertainty in the tenants’ financial condition.
The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. It is possible that our tenants will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to reimbursement based upon value based principles and quality driven managed care programs, and general industry trends that include pressures to control healthcare costs. The federal government's goal is to move approximately 90.0% of its reimbursement for providers to be based upon quality outcome models. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement based upon a fee for service payment to payment based upon quality outcomes have increased the uncertainty of payments.
In addition, the healthcare legislation passed in 2010 (discussed below) included new payment models with new shared savings programs and demonstration programs that include bundled payment models and payments contingent upon reporting on satisfaction of quality benchmarks. The new payment models will likely change how physicians are paid for services. These changes could have a material adverse effect on the financial condition of some of our tenants. The financial impact on our tenants could restrict their ability to make rent payments to us, which would have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to stockholders.
Furthermore, beginning in 2016, the Centers for Medicare and Medicaid Services has applied a negative payment adjustment to individual eligible professionals, Comprehensive Primary Care practice sites, and group practices participating in the PQRS group practice reporting option (including Accountable Care Organizations) that do not satisfactorily report PQRS in 2014. Program participation during a calendar year will affect payments two years after the reporting cycle, such that individuals and groups that do not satisfy the PQRS reporting metrics in 2016 will be impacted by a two percent negative payment adjustment in 2018. Providers can appeal the determination, but if the provider is not successful, the provider’s reimbursement may be adversely impacted, which could adversely impact a tenant’s ability to make rent payments to us.
In 2014, state insurance exchanges were implemented, which provide a new mechanism for individuals to obtain insurance. At this time, the number of payers that are participating in the state insurance exchanges varies, and in some regions there are very limited insurance plans available for individuals to choose from when purchasing insurance. In addition, not all healthcare providers will maintain participation agreements with the payers that are participating in the state health insurance exchange. Therefore, it is possible that our tenants may incur a change in their reimbursement if the tenant does not have a participation agreement with the state insurance exchange payers and a large number of individuals elect to purchase insurance from the state insurance exchange. Further, the rates of reimbursement from the state insurance exchange payers to healthcare providers will vary greatly. The rates of reimbursement will be subject to negotiation between the healthcare provider and the payer, which may vary based upon the market, the healthcare provider’s quality metrics, the number of providers participating in the area and the patient population, among other factors. Therefore, it is uncertain whether healthcare providers will incur a decrease in reimbursement from the state insurance exchange, which may impact a tenant’s ability to pay rent.
The insurance plans that participated on the health insurance exchanges created by the Patient Protection and Affordable Care Act of 2010, or the Healthcare Reform Act, were expecting to receive risk corridor payments to address the high risk claims that they paid through the exchange product. However, the federal government currently owes the insurance companies approximately $12.3 billion under the risk corridor payment program that is currently disputed by the federal government. In addition, the health insurance exchange program included risk adjustment payments that allocated payments to insurers that had the most complex patients. Effective July 7, 2018, the federal government suspended $10.4 billion of the risk adjustment payments based upon a court order that the payment methodology was flawed. However, on July 24, 2018, the federal government reissued a previous rule regarding risk adjustment payments, including as part of the reissuance additional explanation regarding the methodology used in determining risk adjustment payments. As part of the reissuance, the federal government resumed its operation of the risk adjustment program. The federal government is currently defending several lawsuits from the insurance plans that participate on the health insurance exchange regarding the failure to remit payment for the risk corridor subsidies. The federal government is also subject to pending litigation regarding the risk adjustment payments. If the insurance companies do not receive payments, the insurance companies may also cease to participate on the insurance exchange, which limits insurance options for patients. If patients do not have access to insurance coverage, it may adversely impact the tenants’ revenues and the tenants’ ability to pay rent.
In addition to the failure to remit payment for the risk corridor payment, the federal government also ceased to provide the cost-share subsidies to the insurance companies that offered the silver plan benefits on the Health Information Exchange. The termination of the cost-share subsidies would impact the subsidy payments due in 2017 and will likely adversely impact the insurance companies, causing an increase in the premium payments for the individual beneficiaries in 2018. Nineteen State Attorneys General filed suit to force the Trump Administration to reinstate the cost share subsidy payments. On October 25, 2017, a California Judge ruled in favor of the Trump Administration and found that the federal government was not required to immediately reinstate payment for the cost shares subsidy. The injunction sought by the Attorneys’ General lawsuit was denied. Subsequently, Maine Community Health Options filed suit against The United States of America in the United States Court of Federal Claims, Case No. 17-2057C (December 28, 2017) seeking damages and payment for the cost-sharing reduction payment. This claim is currently pending. Therefore, our tenants will likely see an increase in individuals who are self-pay or have a lower health benefit plan due to the increase in the premium payments. Our tenants’ collections and revenues may be adversely impacted by the change in the payor mix of their patients and it may adversely impact the tenants’ ability to make rent payments.
There are multiple lawsuits in several judicial districts brought by qualified health plans, or QHPs, to recover the prior risk corridor payments that were anticipated to be paid as part of the health insurance exchange program. Multiple lawsuits are moving through the judicial process and as of June 2018, the Court of Appeals for the Federal Circuit issued an opinion in Moda Health Plan v. United States, concluding that the government does not have to pay health insurers that offered QHPs the full amount owed to them in risk corridor payments. Additional cases are still pending, but at this time two key cases have been determined in favor of the government withholding payment of the risk corridor payment. If the Administration or the court system decisions that risk corridor or risk share payments are not required to be paid to the QHPs offering insurance coverage on the health insurance exchange program remain in effect and binding, the insurance companies may cease offering the Health Insurance Exchange product to the current beneficiaries. Therefore, our tenants may have an increase of self-pay patients and collections may decline, adversely impacting the tenants’ ability to pay rent.
In 2017, Congressional activities to attempt to repeal the Healthcare Reform Act failed. However, President Trump signed several Executive Orders that address different aspects of the Healthcare Reform Act. First, on January 20, 2017, an Executive Order was signed to “ease the burden of Obamacare.” Furthermore, on October 12, 2017, President Trump signed an Executive Order the purpose of which was to, among other things, (i) cut healthcare cost-sharing reduction subsidies, (ii) allow more small businesses to join together to purchase insurance coverage, (iii) extend short-term coverage policies, and (iv) expand employers’ ability to provide workers cash to buy coverage elsewhere. The Executive Order required the government agencies to draft regulations for consideration related to Associated Health Plans, or AHP, short term limited duration insurance, or STLDI, and health reimbursement arrangements, or HRA. At this time, the proposed legislation has not been drafted. If the Healthcare Reform Act is modified through Executive Orders, the healthcare industry will continue to change and new regulations may further modify payment models jeopardizing our tenants’ ability to remit the rental payments.

On January 11, 2018, the Centers for Medicare and Medicaid Services, or CMS, issued guidance to support state efforts to improve Medicaid enrollee health outcomes by incentivizing community engagement among able-bodied, working-age Medicaid beneficiaries. The policy excludes individuals eligible for Medicaid due to a disability, elderly beneficiaries, children and pregnant women. CMS received proposals from 10 states seeking requirements for able-bodied Medicaid beneficiaries to engage in employment and community engagement initiatives. Kentucky and Indiana are the first states to obtain a waiver for its program and require Medicaid beneficiaries to work or get ready for employment. However, in June 2018, the Federal District Court in the District of Columbia vacated the CMS approval of the Kentucky waiver finding the approval was arbitrary and capricious and the Court referred it back to CMS. If the “work requirement” expands to the states’ Medicaid programs it may decrease the number of patients eligible for Medicaid. The patients that are no longer eligible for Medicaid may become self-pay patients which may adversely impact our tenant’s ability to receive reimbursement. If our tenants’ patient payor mix becomes more self-pay patients, it may impact our tenants’ ability to collect revenues and pay rent.
In February of 2018, Congress passed the Bipartisan Balanced Budget Act of 2018. Some of the most notable provisions of the Bipartisan Balanced Budget Act include: (i) the permanent extension of Medicare Special Needs Plans, or SNPs, which provide tailored care for certain qualifying Medicare beneficiaries; (ii) guaranteed funding for the Children’s Health Insurance Program, or CHIP, through 2027; (iii) expansion of Medicare coverage for tele-medicine services; and (iv) expanded testing of certain value based care models. The extension of SNPs and funding for CHIP secure coverage for patients of our tenants and may reduce the number of uninsured patients treated by our tenants. The expansion of coverage for tele-medicine services could impact the demand for medical properties. If more patients can be treated remotely, providers may have less demand for real property.
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
In 2014, state insurance exchanges were implemented, which provide a new mechanism for individuals to obtain insurance. At this time, the number of payers that are participating in the state insurance exchanges varies, and in some regions there are very limited insurance plans available for individuals to choose from when purchasing insurance. In addition, not all healthcare providers will maintain participation agreements with the payers that are participating in the state health insurance exchange. Therefore, it is possible that our tenants may incur a change in their reimbursement if the tenant does not have a participation agreement with the state insurance exchange payers and a large number of individuals elect to purchase insurance from the state insurance exchange. Further, the rates of reimbursement from the state insurance exchange payers to healthcare providers will vary greatly. The rates of reimbursement will be subject to negotiation between the healthcare provider and the payer, which may vary based upon the market, the healthcare provider’s quality metrics, the number of providers participating in the area and the patient population, among other factors. Therefore, it is uncertain whether healthcare providers will incur a decrease in reimbursement from the state insurance exchange, which may impact a tenant’s ability to pay rent.
The insurance plans that participated on the health insurance exchanges created by the Healthcare Reform Act were expecting to receive risk corridor payments to address the high risk claims that they paid through the exchange product. However, the federal government currently owes the insurance companies approximately $12.3 billion under the risk corridor payment program that is currently disputed by the federal government. In addition, the health insurance exchange program included risk adjustment payments that allocated payments to insurers that had the most complex patients. Effective July 7, 2018, the federal government suspended $10.4 billion of the risk adjustment payments based upon a court order that the payment methodology was flawed. However, on July 24, 2018, the federal government reissued a previous rule regarding risk adjustment payments, including as part of the reissuance additional explanation regarding the methodology used in determining risk adjustment payments. As part of the reissuance, the federal government resumed its operation of the risk adjustment program. The federal government is currently defending several lawsuits from the insurance plans that participate on the health insurance exchange regarding the failure to remit payment for the risk corridor subsidies. The federal government is also subject to pending litigation regarding the risk adjustment payments. If the insurance companies do not receive payments, the insurance companies may also cease to participate on the insurance exchange, which limits insurance options for patients. If patients do not have access to insurance coverage, it may adversely impact the tenants’ revenues and the tenants’ ability to pay rent.
In addition to the failure to remit payment for the risk corridor payment, the federal government also ceased to provide the cost-share subsidies to the insurance companies that offered the silver plan benefits on the Health Information Exchange. The termination of the cost-share subsidies would impact the subsidy payments due in 2017 and will likely adversely impact the insurance companies, causing an increase in the premium payments for the individual beneficiaries in 2018. Nineteen State Attorneys General filed suit to force the Trump Administration to reinstate the cost share subsidy payments. On October 25, 2017, a California Judge ruled in favor of the Trump Administration and found that the federal government was not required to immediately reinstate payment for the cost shares subsidy. The injunction sought by the Attorneys’ General lawsuit was denied. Subsequently, Maine Community Health Options filed suit against The United States of America in the United States Court of Federal Claims, Case No. 17-2057C (December 28, 2017) seeking damages and payment for the cost-sharing reduction payment. This claim is currently pending. Therefore, our tenants will likely see an increase in individuals who are self-pay or have a lower health benefit plan due to the increase in the premium payments. Our tenants’ collections and revenues may be adversely impacted by the change in the payor mix of their patients and it may adversely impact the tenants’ ability to make rent payments.
There are multiple lawsuits in several judicial districts brought by QHPs to recover the prior risk corridor payments that were anticipated to be paid as part of the health insurance exchange program. Multiple lawsuits are moving through the judicial process and as of June 2018, the Court of Appeals for the Federal Circuit issued an opinion in Moda Health Plan v. United States, concluding that the government does not have to pay health insurers that offered QHPs the full amount owed to them in risk corridor payments. Additional cases are still pending, but at this time two key cases have been determined in favor of the government withholding payment of the risk corridor payment. If the Administration or the court system decisions that risk corridor or risk share payments are not required to be paid to the QHPs offering insurance coverage on the health insurance exchange program remain in effect and binding, the insurance companies may cease offering the Health Insurance Exchange product to the current beneficiaries. Therefore, our tenants may have an increase of self-pay patients and collections may decline, adversely impacting the tenants’ ability to pay rent.
In 2017, Congressional activities to attempt to repeal the Healthcare Reform Act failed. However, President Trump signed several Executive Orders that address different aspects of the Healthcare Reform Act. First, on January 20, 2017, an Executive Order was signed to “ease the burden of Obamacare.” Furthermore, on October 12, 2017, President Trump signed an Executive Order the purpose of which was to, among other things, (i) cut healthcare cost-sharing reduction subsidies, (ii) allow more small businesses to join together to purchase insurance coverage, (iii) extend short-term coverage policies, and (iv) expand employers’ ability to provide workers cash to buy coverage elsewhere. If our tenants’ patients do not have insurance, it could adversely impact the tenants’ ability to pay rent and operate a practice.
On January 11, 2018, CMS issued guidance to support state efforts to improve Medicaid enrollee health outcomes by incentivizing community engagement among able-bodied, working-age Medicaid beneficiaries. The policy excludes individuals eligible for Medicaid due to a disability, elderly beneficiaries, children and pregnant women. CMS received proposals from 10 states seeking requirements for able-bodied Medicaid beneficiaries to engage in employment and community engagement initiatives. Kentucky and Indiana are the first states to obtain a waiver for their programs and require Medicaid beneficiaries to work or get ready for employment. However, in June 2018, the Federal District Court in the District of Columbia vacated the CMS approval of the Kentucky waiver finding the approval was arbitrary and capricious and the Court referred it back to CMS. If the “work requirement” expands to the states’ Medicaid programs it may decrease the number of patients eligible for Medicaid. The patients that are no longer eligible for Medicaid may become self-pay patients, which may adversely impact our tenants’ ability to receive reimbursement. If our tenants’ patient payor mix becomes more self-pay patients, it may impact our tenants’ ability to collect revenues and pay rent.
In February of 2018, Congress passed the Bipartisan Balanced Budget Act of 2018. Some of the most notable provisions of the Bipartisan Balanced Budget Act include: (i) the permanent extension of SNPs, which provide tailored care for certain qualifying Medicare beneficiaries; (ii) guaranteed funding for CHIP through 2027; (iii) expansion of Medicare coverage for tele-medicine services; and (iv) expanded testing of certain value based care models. The extension of SNPs and funding for CHIP secure coverage for patients of our tenants and may reduce the number of uninsured patients treated by our tenants. The expansion of coverage for tele-medicine services could impact the demand for medical properties. If more patients can be treated remotely, providers may have less demand for real property.
Beginning in 2018, CMS cut funding to the 340B Program, which is intended to lower drug costs for certain healthcare providers. The cuts in the 340B Program may result in some of our tenants having less money available to cover operational costs.

The proposed SEC standard of conduct for investment professionals could impact our ability to raise capital.
On April 18, 2018, the SEC proposed “Regulation Best Interest,” a new standard of conduct for broker-dealers under the Exchange Act that includes: (i) the requirement that broker-dealers refrain from putting the financial or other interests of the broker-dealer ahead of the retail customer, (ii) a new disclosure document, the consumer or client relationship summary, or Form CRS, which would require both investment advisers and broker-dealers to provide disclosure highlighting details about their services and fee structures and (iii) proposed interpretative guidance that would establish a federal fiduciary standard for investment advisers. The public comment period on Regulation Best Interest ended on August 7, 2018.
Proposed Regulation Best Interest is complex and may be subject to revision or withdrawal. Plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding the impact that proposed Regulation Best Interest may have on purchasing and holding interests in our company. Proposed Regulation Best Interest or any other legislation or regulations that may be introduced or become law in the future could have negative implications on our ability to raise capital from potential investors, including those investing through IRAs.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
On June 12, 2018, we issued 7,500 shares of restricted Class T common stock to our independent directors. These shares of restricted Class T common stock were issued pursuant to our incentive plan in a private transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act. The restricted Class T common stock awards vested 20.0% on the grant date and 20.0% will vest on each of the first four anniversaries of the grant date.
Use of Public Offering Proceeds
Our Registration Statement on Form S-11 (File No. 333-205960), registering a public offering of up to $3,150,000,000 in shares of our common stock, was declared effective under the Securities Act on February 16, 2016. Griffin Capital Securities, LLC is the dealer manager of our offering. Commencing on February 16, 2016, we offered to the public up to $3,150,000,000 in shares of our Class T common stock consisting of up to $3,000,000,000 in shares of our Class T common stock in our primary offering and up to $150,000,000 in shares of our Class T common stock pursuant to the DRIP. Effective June 17, 2016, we reallocated certain of the unsold shares of Class T common stock being offered and began offering shares of Class I common stock, such that we are currently offering up to approximately $2,800,000,000 in shares of Class T common stock and $200,000,000 in shares of Class I common stock in our primary offering, and up to an aggregate of $150,000,000 in shares of our Class T and Class I common stock pursuant to the DRIP, aggregating up to $3,150,000,000.
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
As of June 30, 2018, we had received and accepted subscriptions in our offering for 49,586,707 shares of Class T common stock and 3,162,409 shares of Class I common stock, or approximately $495,717,000 and $29,404,000, respectively, excluding shares of our common stock issued pursuant to the DRIP. As of June 30, 2018, a total of $16,663,000 in Class T distributions and $589,000 in Class I distributions were reinvested pursuant to the DRIP and 1,764,321 shares of Class T common stock and 62,288 shares of Class I common stock were issued pursuant to the DRIP.

Our equity raise as of June 30, 2018 resulted in the following:

Amount
Gross offering proceeds — Class T and Class I common stock	$525,121,000
Gross offering proceeds from Class T and Class I shares issued pursuant to the DRIP	17,252,000
Total gross offering proceeds	542,373,000
Less public offering expenses:
Selling commissions	14,515,000
Dealer manager fees	15,274,000
Advisor funding of dealer manager fees	(10,263,000)
Other organizational and offering expenses	5,683,000
Advisor funding of other organizational and offering expenses	(5,683,000)
Net proceeds from our offering	$522,847,000
The cost of raising funds in our offering as a percentage of gross proceeds received in our primary offering was 3.7% as of June 30, 2018. As of June 30, 2018, we had used $430,380,000 in net proceeds from our offering to acquire properties from unaffiliated third parties, $20,199,000 to pay acquisition fees and acquisition related expenses to affiliated parties, $9,065,000 to pay real estate deposits for proposed future acquisitions, $6,922,000 to pay acquisition related expenses to unaffiliated third parties, $4,873,000 for capital expenditures on our acquired properties and $2,390,000 to pay deferred financing costs on our mortgage loans payable and our line of credit and term loan.
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
During the three months ended June 30, 2018, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 to April 30, 2018	—	$—	—	(1)
May 1, 2018 to May 31, 2018	—	$—	—	(1)
June 1, 2018 to June 30, 2018	79,195	$9.28	79,195	(1)
Total	79,195	$9.28	79,195
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

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Third Articles of Amendment and Restatement of Griffin-American Healthcare REIT IV, Inc., dated December 28, 2015 (included as Exhibit 3.1 to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-205960) filed January 5, 2016 and incorporated herein by reference)

3.2
Articles Supplementary of Griffin-American Healthcare REIT IV, Inc. filed May 25, 2016 (included as Exhibit 3.1 to our Current Report on Form 8-K filed May 26, 2016 and incorporated herein by reference)

3.3
Second Amended and Restated Bylaws of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 3.2 to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-205960) filed January 5, 2016 and incorporated herein by reference)

4.1
Form of Subscription Agreement of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.1 to Post-effective Amendment No. 12 to our Registration Statement on Form S-11 (File No. 333-205960) filed May 31, 2018 and incorporated herein by reference)

4.2
Amended and Restated Distribution Reinvestment Plan of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.2 to Post-effective Amendment No. 12 to our Registration Statement on Form S-11 (File No. 333-205960) filed May 31, 2018 and incorporated herein by reference)

4.3
Share Repurchase Plan of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.3 to Post-effective Amendment No. 12 to our Registration Statement on Form S-11 (File No. 333-205960) filed May 31, 2018 and incorporated herein by reference)

4.4
Escrow Agreement by and among Griffin-American Healthcare REIT IV, Inc., Griffin Capital Securities, LLC and UMB Bank, N.A., dated February 16, 2016 (included as Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed March 7, 2016 and incorporated herein by reference)

10.1*
Purchase and Sale Agreement and Escrow Instructions by and among Bridgewood Associates, L.L.C., Salisbury Associates LLC, Crestwood Associates, L.L.C., Sedalia Associates, L.P., Milan Associates, L.L.C., Eastview Associates, L.L.C., M-S Associates, L.P. and BKY Properties of St. Elizabeth LLC, Bridgewood Health Care Center, L.L.C., Chariton Park Health Care Center, L.L.C., Crestwood Health Care Center, L.L.C., Four Seasons Living Center, L.L.C., BKY Healthcare of Milan, Inc., Eastview Manor, Inc., North Village Park, L.L.C., and MMA Healthcare of St. Elizabeth, Inc., and TLG II, L.L.P., and GAHC4 Missouri SNF Portfolio, LLC dated June 7, 2018

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

Griffin-American Healthcare REIT IV, Inc. (Registrant)

August 10, 2018	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

August 10, 2018	By:	/s/ BRIAN S. PEAY
Date		Brian S. Peay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)