Form 10-Q/A
period 2018-09-30
Griffin-American Healthcare REIT IV, Inc.
filed 2018-12-11
CIK 1632970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) hereby amends the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 (“Original Form 10-Q”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 13, 2018. This Amendment No. 1 is being filed solely to include Exhibit 10.12 to the Form 10-Q/A, which was inadvertently omitted in the original filing of the Form 10-Q.
In accordance with applicable SEC rules, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated as of the date of filing of this Amendment No. 1. Because this Amendment No. 1 does not include financial statements and does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted. Accordingly, this Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part II, Item 6 “Exhibits,” in its entirety, the signature page, and Exhibits 10.12, 31.3 and 31.4. Except as expressly set forth in this Amendment No. 1, no other changes have been made to the Original Form 10-Q, and this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows or other disclosures in, or exhibits to, the Original Form 10-Q, nor does it reflect events occurring after the filing of the Original Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-Q and with our filings with the SEC subsequent to the filing of the Original Form 10-Q.

PART II — OTHER INFORMATION
Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Third Articles of Amendment and Restatement of Griffin-American Healthcare REIT IV, Inc., dated December 28, 2015 (included as Exhibit 3.1 to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-205960) filed January 5, 2016 and incorporated herein by reference)

3.2
Articles Supplementary of Griffin-American Healthcare REIT IV, Inc. filed May 25, 2016 (included as Exhibit 3.1 to our Current Report on Form 8-K filed May 26, 2016 and incorporated herein by reference)

3.3
Second Amended and Restated Bylaws of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 3.2 to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-205960) filed January 5, 2016 and incorporated herein by reference)

4.1
Form of Subscription Agreement of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.1 to Post-effective Amendment No. 13 to our Registration Statement on Form S-11 (File No. 333-205960) filed August 29, 2018 and incorporated herein by reference)

4.2
Amended and Restated Distribution Reinvestment Plan of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.2 to Post-effective Amendment No. 13 to our Registration Statement on Form S-11 (File No. 333-205960) filed August 29, 2018 and incorporated herein by reference)

4.3
Share Repurchase Plan of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.3 to Post-effective Amendment No. 13 to our Registration Statement on Form S-11 (File No. 333-205960) filed August 29, 2018 and incorporated herein by reference)

4.4
Escrow Agreement by and among Griffin-American Healthcare REIT IV, Inc., Griffin Capital Securities, LLC and UMB Bank, N.A., dated February 16, 2016 (included as Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed March 7, 2016 and incorporated herein by reference)

10.1
First Amendment to Purchase and Sale Agreement and Escrow Instructions by and among Bridgewood Associates, L.L.C., Salisbury Associates LLC, Crestwood Associates, L.L.C., Sedalia Associates, L.P., Milan Associates, L.L.C., Eastview Associates, L.L.C., M-S Associates, L.P. and BKY Properties of St. Elizabeth LLC, Bridgewood Health Care Center, L.L.C., Chariton Park Health Care Center, L.L.C., Crestwood Health Care Center, L.L.C., Four Seasons Living Center, L.L.C., BKY Healthcare of Milan, Inc., Eastview Manor, Inc., North Village Park, L.L.C., and MMA Healthcare of St. Elizabeth, Inc., and TLG II, L.L.P., and GAHC4 Missouri SNF Portfolio, LLC and First American Title Insurance Company dated July 18, 2018 (included as Exhibit 10.79 to Post-effective Amendment No. 13 to our Registration Statement on Form S-11 (File No. 333-205960) filed August 29, 2018 and incorporated herein by reference)

10.2
Purchase and Sale Agreement by and among GAHC4 Songbird SNF Portfolio, LLC, Midwest Health Properties, LLC, Petersen - Farmer City, LLC, Petersen Health Care II, Inc., Petersen Health Care III, LLC, Petersen Health Care VIII, LLC, Petersen Health Care XI, LLC, Petersen Health Care XIII, LLC, Petersen Health Group, LLC, Petersen Health Care XII, LLC, Robings, LLC, Midwest Health Operations, LLC, Petersen Health & Wellness, LLC, Petersen Health Business, LLC, Petersen Health Care - Farmer City, LLC, Petersen Health Care II, Inc., Petersen Health Care VII, LLC, Petersen Health Group, LLC, Petersen Health Quality, LLC, POP, LLC and Mark B. Petersen dated July 24, 2018 (included as Exhibit 10.80 to Post-effective Amendment No. 13 to our Registration Statement on Form S-11 (File No. 333-205960) filed August 29, 2018 and incorporated herein by reference)

10.3
Second Amendment to Purchase and Sale Agreement and Escrow Instructions by and among Bridgewood Associates, L.L.C., Salisbury Associates LLC, Crestwood Associates, L.L.C., Sedalia Associates, L.P., Milan Associates, L.L.C., Eastview Associates, L.L.C., M-S Associates, L.P. and BKY Properties of St. Elizabeth LLC, Bridgewood Health Care Center, L.L.C., Chariton Park Health Care Center, L.L.C., Crestwood Health Care Center, L.L.C., Four Seasons Living Center, L.L.C., BKY Healthcare of Milan, Inc., Eastview Manor, Inc., North Village Park, L.L.C., and MMA Healthcare of St. Elizabeth, Inc., and TLG II, L.L.P., and GAHC4 Missouri SNF Portfolio, LLC and First American Title Insurance Company dated August 7, 2018 (included as Exhibit 10.81 to Post-effective Amendment No. 13 to our Registration Statement on Form S-11 (File No. 333-205960) filed August 29, 2018 and incorporated herein by reference)

10.4
Third Amendment to Purchase and Sale Agreement and Escrow Instructions by and among Bridgewood Associates, L.L.C., Salisbury Associates LLC, Crestwood Associates, L.L.C., Sedalia Associates, L.P., Milan Associates, L.L.C., Eastview Associates, L.L.C., M-S Associates, L.P. and BKY Properties of St. Elizabeth LLC, Bridgewood Health Care Center, L.L.C., Chariton Park Health Care Center, L.L.C., Crestwood Health Care Center, L.L.C., Four Seasons Living Center, L.L.C., BKY Healthcare of Milan, Inc., Eastview Manor, Inc., North Village Park, L.L.C., and MMA Healthcare of St. Elizabeth, Inc., and TLG II, L.L.P., and GAHC4 Missouri SNF Portfolio, LLC and First American Title Insurance Company dated August 10, 2018 (included as Exhibit 10.82 to Post-effective Amendment No. 13 to our Registration Statement on Form S-11 (File No. 333-205960) filed August 29, 2018 and incorporated herein by reference)

10.5
Fourth Amendment to Purchase and Sale Agreement and Escrow Instructions by and among Bridgewood Associates, L.L.C., Salisbury Associates LLC, Crestwood Associates, L.L.C., Sedalia Associates, L.P., Milan Associates, L.L.C., Eastview Associates, L.L.C., M-S Associates, L.P. and BKY Properties of St. Elizabeth LLC, Bridgewood Health Care Center, L.L.C., Chariton Park Health Care Center, L.L.C., Crestwood Health Care Center, L.L.C., Four Seasons Living Center, L.L.C., BKY Healthcare of Milan, Inc., Eastview Manor, Inc., North Village Park, L.L.C., and MMA Healthcare of St. Elizabeth, Inc., and TLG II, L.L.P., and GAHC4 Missouri SNF Portfolio, LLC and First American Title Insurance Company dated August 13, 2018 (included as Exhibit 10.83 to Post-effective Amendment No. 13 to our Registration Statement on Form S-11 (File No. 333-205960) filed August 29, 2018 and incorporated herein by reference)

10.6*
First Amendment to Purchase and Sale Agreement by and among GAHC4 Songbird SNF Portfolio, LLC, Midwest Health Properties, LLC, Petersen - Farmer City, LLC, Petersen Health Care II, Inc., Petersen Health Care III, LLC, Petersen Health Care VIII, LLC, Petersen Health Care XI, LLC, Petersen Health Care XIII, LLC, Petersen Health Group, LLC, Petersen Health Care XII, LLC, Robings, LLC, Midwest Health Operations, LLC, Petersen Health & Wellness, LLC, Petersen Health Business, LLC, Petersen Health Care - Farmer City, LLC, Petersen Health Care II, Inc., Petersen Health Care VII, LLC, Petersen Health Group, LLC, Petersen Health Quality, LLC, POP, LLC and Mark B. Petersen dated August 30, 2018

10.7*
Second Amendment to Purchase and Sale Agreement by and among GAHC4 Songbird SNF Portfolio, LLC, Midwest Health Properties, LLC, Petersen - Farmer City, LLC, Petersen Health Care II, Inc., Petersen Health Care III, LLC, Petersen Health Care VIII, LLC, Petersen Health Care XI, LLC, Petersen Health Care XIII, LLC, Petersen Health Group, LLC, Petersen Health Care XII, LLC, Robings, LLC, Midwest Health Operations, LLC, Petersen Health & Wellness, LLC, Petersen Health Business, LLC, Petersen Health Care - Farmer City, LLC, Petersen Health Care II, Inc., Petersen Health Care VII, LLC, Petersen Health Group, LLC, Petersen Health Quality, LLC, POP, LLC and Mark B. Petersen dated September 13, 2018

10.8*
Third Amendment to Purchase and Sale Agreement by and among GAHC4 Songbird SNF Portfolio, LLC, Midwest Health Properties, LLC, Petersen - Farmer City, LLC, Petersen Health Care II, Inc., Petersen Health Care III, LLC, Petersen Health Care VIII, LLC, Petersen Health Care XI, LLC, Petersen Health Care XIII, LLC, Petersen Health Group, LLC, Petersen Health Care XII, LLC, Robings, LLC, Midwest Health Operations, LLC, Petersen Health & Wellness, LLC, Petersen Health Business, LLC, Petersen Health Care - Farmer City, LLC, Petersen Health Care II, Inc., Petersen Health Care VII, LLC, Petersen Health Group, LLC, Petersen Health Quality, LLC, POP, LLC and Mark B. Petersen dated September 21, 2018

10.9*
Fourth Amendment to Purchase and Sale Agreement by and among GAHC4 Songbird SNF Portfolio, LLC, Midwest Health Properties, LLC, Petersen - Farmer City, LLC, Petersen Health Care II, Inc., Petersen Health Care III, LLC, Petersen Health Care VIII, LLC, Petersen Health Care XI, LLC, Petersen Health Care XIII, LLC, Petersen Health Group, LLC, Petersen Health Care XII, LLC, Robings, LLC, Midwest Health Operations, LLC, Petersen Health & Wellness, LLC, Petersen Health Business, LLC, Petersen Health Care - Farmer City, LLC, Petersen Health Care II, Inc., Petersen Health Care VII, LLC, Petersen Health Group, LLC, Petersen Health Quality, LLC, POP, LLC and Mark B. Petersen dated September 28, 2018

10.10*
Second Amendment to Credit Agreement by and among Griffin-American Healthcare REIT IV Holdings, LP, certain subsidiary guarantors, certain lender parties and Bank of America, N.A., dated September 28, 2018

10.11*
Fifth Amendment to Purchase and Sale Agreement by and among GAHC4 Songbird SNF Portfolio, LLC, Midwest Health Properties, LLC, Petersen - Farmer City, LLC, Petersen Health Care II, Inc., Petersen Health Care III, LLC, Petersen Health Care VIII, LLC, Petersen Health Care XI, LLC, Petersen Health Care XIII, LLC, Petersen Health Group, LLC, Petersen Health Care XII, LLC, Robings, LLC, Midwest Health Operations, LLC, Petersen Health & Wellness, LLC, Petersen Health Business, LLC, Petersen Health Care - Farmer City, LLC, Petersen Health Care II, Inc., Petersen Health Care VII, LLC, Petersen Health Group, LLC, Petersen Health Quality, LLC, POP, LLC and Mark B. Petersen dated September 28, 2018

10.12†
Master Lease between GAHC4 Kansas City MO SNF, LLC, GAHC4 Salisbury MO SNF, LLC, GAHC4 Florissant MO SNF, LLC, GAHC4 Sedalia MO SNF, LLC, GAHC4 Milan MO SNF, LLC, GAHC4 Trenton MO SNF, LLC, GAHC4 Moberly MO SNF, LLC and GAHC4 St. Elizabeth MO SNF, LLC and RC TIER Properties, L.L.C, dated as of September 28, 2018

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3†	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4†	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
___________

†	Filed herewith.
*	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, as filed with the SEC on November 13, 2018.
**
Furnished previously with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, as filed on November 13, 2018. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Griffin-American Healthcare REIT IV, Inc. (Registrant)

December 11, 2018	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

December 11, 2018	By:	/s/ BRIAN S. PEAY
Date		Brian S. Peay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)