Form 10-K
period 2018-12-31
Griffin-American Healthcare REIT IV, Inc.
filed 2019-03-18
CIK 1632970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There is no established market for the registrant’s common stock. As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant was conducting an ongoing public offering of its shares of Class T common stock and Class I common stock pursuant to a Registration Statement on Form S-11. As of June 30, 2018, there were approximately 51,028,528 shares of Class T common stock and 3,033,069 shares of Class I common stock held by non-affiliates, excluding shares owned by officers of American Healthcare Investors, LLC, the affiliated co-sponsor of the registrant’s offering of securities, for an aggregate market value of $512,837,000 and $29,269,000, respectively, assuming a market value as of that date of $10.05 per Class T share and $9.65 per Class I share, the offering prices per share as of June 30, 2018 in the registrant’s initial public offering exclusive of any discounts for certain categories of purchasers.
As of March 15, 2019, there were 73,119,913 shares of Class T common stock and 5,613,347 shares of Class I common stock of Griffin-American Healthcare REIT IV, Inc. outstanding.
______________________________________
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference portions of the Griffin-American Healthcare REIT IV, Inc. definitive proxy statement for the 2019 annual meeting of stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

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
On February 16, 2016, we commenced our initial public offering, or our offering, in which we were initially offering to the public up to $3,150,000,000 in shares of our Class T common stock, consisting of up to $3,000,000,000 in shares of our Class T common stock at a price of $10.00 per share in our primary offering and up to $150,000,000 in shares of our Class T common stock for $9.50 per share pursuant to our distribution reinvestment plan, as amended, or the DRIP. Effective June 17, 2016, we reallocated certain of the unsold shares of Class T common stock being offered and began offering shares of Class I common stock, such that we were offering up to approximately $2,800,000,000 in shares of Class T common stock and $200,000,000 in shares of Class I common stock in our primary offering, and up to an aggregate of $150,000,000 in shares of our Class T and Class I common stock pursuant to the DRIP, aggregating up to $3,150,000,000, or the maximum offering amount.
The shares of our Class T common stock in our primary offering were being offered at a price of $10.00 per share prior to April 11, 2018. The shares of our Class I common stock in our primary offering were being offered at a price of $9.30 per share prior to March 1, 2017 and $9.21 per share from March 1, 2017 to April 10, 2018. The shares of our Class T and Class I common stock issued pursuant to the DRIP were sold at a price of $9.50 per share prior to January 1, 2017 and $9.40 per share from January 1, 2017 to April 10, 2018. On April 6, 2018, our board of directors, at the recommendation of the audit committee of our board of directors, comprised solely of independent directors, unanimously approved and established an estimated per share net asset value, or NAV, of our common stock of $9.65. As a result, on April 6, 2018, our board of directors unanimously approved revised offering prices for each class of shares of our common stock to be sold in the primary portion of our initial public offering based on the estimated per share NAV of our Class T and Class I common stock of $9.65 plus any applicable per share up-front selling commissions and dealer manager fees funded by us, effective April 11, 2018. Accordingly, the revised offering price for shares of our Class T common stock and Class I common stock sold pursuant to our primary offering on or after April 11, 2018 was $10.05 per share and $9.65 per share, respectively. Effective April 11, 2018, the shares of our Class T and Class I common stock issued pursuant to the DRIP were sold at a price of $9.65 per share, the most recent estimated per share NAV approved and established by our board of directors.
As of December 31, 2018, we had received and accepted subscriptions in our offering for 66,755,516 aggregate shares of our Class T and Class I common stock, or approximately $665,403,000, and a total of $27,097,000 in distributions were reinvested that resulted in 2,846,786 shares of our common stock being issued pursuant to the DRIP. On February 15, 2019, we terminated our offering. As of February 15, 2019, we had received and accepted subscriptions in our offering for 75,625,285 aggregate shares of our Class T and Class I common stock, or approximately $753,975,000, and a total of $31,021,000 in distributions were reinvested that resulted in 3,253,543 shares of our common stock being issued pursuant to the DRIP.
On January 18, 2019, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, or the Securities Act, to register a maximum of $100,000,000 of additional shares of our common stock to be issued pursuant to the DRIP, or the 2019 DRIP Offering. The shares of our Class T and Class I common stock issued pursuant to the 2019 DRIP Offering are sold at a price of $9.65 per share, the most recent estimated per share NAV approved and established by our board of directors. The Registration Statement on Form S-3 was automatically effective with the United States Securities and Exchange Commission, or the SEC, upon its filing; we commenced offering shares pursuant to the 2019 DRIP Offering on March 1, 2019.

We conduct substantially all of our operations through Griffin-American Healthcare REIT IV Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT IV Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 16, 2016 and had a one-year term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 12, 2019 and expires on February 16, 2020. Our advisor uses its best efforts, subject to the oversight and review of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Company, LLC, or Griffin Capital, or collectively, our co-sponsors. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony Capital, Inc. (NYSE: CLNY), or Colony Capital, and 7.8% owned by James F. Flaherty III, a former partner of Colony Capital. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or our dealer manager, Colony Capital or Mr. Flaherty; however, we are affiliated with Griffin-American Healthcare REIT IV Advisor, LLC, American Healthcare Investors and AHI Group Holdings.
Key developments

•
As of March 18, 2019, we had completed 34 property acquisitions whereby we owned 67 properties, comprising 70 buildings, or approximately 3,876,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $832,289,000. As of March 18, 2019, we also own an interest in a joint venture which owns and operates a portfolio of integrated senior health campuses and ancillary businesses.

•
On February 15, 2019, we terminated our offering. As of February 15, 2019, we had received and accepted subscriptions in our offering for 75,625,285 aggregate shares of our Class T and Class I common stock, or approximately $753,975,000, and a total of $31,021,000 in distributions were reinvested that resulted in 3,253,543 shares of our common stock being issued pursuant to the DRIP.

•
On January 18, 2019, we filed a Registration Statement on Form S-3 under the Securities Act for the 2019 DRIP Offering to register a maximum of $100,000,000 of additional shares of our common stock to be issued pursuant to the DRIP. The Registration Statement on Form S-3 was automatically effective with the SEC upon its filing; we commenced offering shares pursuant to the 2019 DRIP Offering on March 1, 2019.

•
On November 20, 2018, we entered into a new credit agreement, or the 2018 Credit Agreement, with Bank of America, N.A., KeyBank, National Association, Citizens Bank, National Association, Merrill Lynch, Pierce, Fenner & Smith Incorporated and KeyBanc Capital Markets to obtain a credit facility with an aggregate maximum principal amount of $400,000,000, or the 2018 Credit Facility. The 2018 Credit Facility consists of a senior unsecured revolving credit facility in the initial aggregate amount of $150,000,000 and a senior unsecured term loan facility in the initial aggregate amount of $250,000,000. The 2018 Credit Facility matures on November 19, 2021 and may be extended for one 12-month period during the term of the 2018 Credit Agreement subject to satisfaction of certain conditions, including payment of an extension fee. Accordingly, on November 20, 2018, we also terminated our existing $350,000,000 revolving line of credit and term loan credit facility and all related amendments and agreements, or the 2017 Credit Facility. See Note 7, Line of Credit and Term Loan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.

•
On October 1, 2018, we purchased 6.0% of the total membership interests in Trilogy REIT Holdings, LLC, or the Trilogy Joint Venture, from Trilogy Holdings NT-HCI, LLC, a wholly-owned subsidiary of NorthStar Healthcare Income Operating Partnership, LP, the operating partnership of NorthStar Healthcare Income, Inc., or collectively NHI, unaffiliated third parties. The Trilogy Joint Venture, through a 96.7% owned subsidiary, owns and operates purpose-built integrated senior health campuses, including skilled nursing facilities and assisted living facilities, located across several states, as well as certain ancillary businesses, which we believe complement our existing real estate portfolio. In addition to our membership interests, the Trilogy Joint Venture is 70.0% indirectly owned by Griffin-American Healthcare REIT III, Inc., and the remaining 24.0% continues to be owned by NHI.

Our Structure
The following chart indicates the relationship among us, our advisor and certain of its affiliates as of March 18, 2019:

Jeffrey T. Hanson
Danny Prosky
Mathieu B. Streiff
100% Control
Griffin Capital Company, LLC
(Co-Sponsor)
Colony Capital, Inc. (1)
(NYSE: CLNY)
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
<0.01%
General Partner
>99.99%
Griffin-American Healthcare REIT IV Holdings, LP
(Operating Partnership)
Subsidiaries Owning Assets

(1) Colony Capital, Inc. holds its interest in American Healthcare Investors indirectly through certain of its subsidiaries

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
We are not limited as to the geographic areas where we may acquire properties and may acquire properties domestically as well as internationally. We are not specifically limited in the number or size of properties we may acquire or on the percentage of our assets that we may invest in a single property or investment. The number and mix of properties and real estate-related investments we will acquire will depend upon real estate and market conditions and other circumstances existing at the time we are acquiring our properties and making our investments, the amount we raised in our offering and any potential future offerings and the amount of debt financing available.
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

In addition, we have and may continue to purchase real estate investments and lease them back to the sellers of such properties. Our advisor will use its best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” and so that we will be treated as the owner of the property for federal income tax purposes.
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

We may invest in general partnerships or joint ventures with other Griffin Capital programs or American Healthcare Investors-sponsored programs or affiliates of our advisor to enable us to increase our equity participation in such ventures, so that ultimately we own a larger equity percentage of the property. Our entering into joint ventures with our advisor or any of its affiliates will result in certain conflicts of interest. See Item 1A, Risk Factors — Risks Related to Conflicts of Interest — We have entered into and may continue to enter into joint ventures with affiliates and may face conflicts of interest or disagreements with our joint venture partners that may not be resolved as quickly or on terms as advantageous to us as would be the case if the joint venture had been negotiated at arm’s-length with an independent joint venture partner.
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
We are not limited as to the amount of our assets that may be invested in construction loans, mezzanine loans, bridge loans, loans secured by leasehold interests and second, third and wraparound mortgage loans. However, we recognize that these types of loans are riskier than first deeds of trust or first priority mortgages on income-producing, fee-simple properties, and we expect to minimize the amount of these types of loans in our portfolio. Our advisor will evaluate the fact that these types of loans are riskier in determining the rate of interest on the loans. We do not have any policy that limits the amount that we may invest in any single loan or the amount we may invest in loans to any one borrower. We are not limited as to the amount of gross offering proceeds that we may use to invest in or originate loans, and we have not established a portfolio turnover policy with respect to such loans.
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
Our Strategies and Policies With Respect to Borrowing
We have used and intend to continue to use secured and unsecured debt as a means of providing additional funds for the acquisition of properties and real estate-related investments. Our ability to enhance our investment returns and to increase our diversification by acquiring assets using additional funds provided through borrowing could be adversely impacted if banks and other lending institutions reduce the amount of funds available for the types of loans we seek. When interest rates are high or financing is otherwise unavailable on a timely basis, we may purchase certain assets for cash with the intention of obtaining debt financing at a later time. We have also utilized and may continue to utilize derivative financial instruments such as fixed interest rate swaps and caps to add stability to interest expense and to manage our exposure to interest rate movements.
We anticipate that our overall leverage will not exceed 50.0% of the combined market value of all of our real estate, real estate-related investments and joint venture interests, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our borrowing policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2018, our aggregate borrowings were 31.7% of the combined market value of all our real estate and joint venture interest.

Our board of directors reviews our aggregate borrowings at least quarterly to ensure that such borrowings are reasonable in relation to our net assets. Our borrowing policies preclude us from borrowing in excess of 300% of our net assets, unless any excess in such borrowing is approved by a majority of our independent directors and is disclosed in our next quarterly report along with justification for such excess. Net assets for purposes of this calculation are defined as our total assets, other than intangibles, valued at cost before deducting depreciation, amortization, bad debt and other similar non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with justification for such excess. In such event, we will review our debt levels at that time and take action to reduce any such excess as soon as practicable. We are likely to exceed these leverage limitations during the period prior to the investment of all of the net proceeds from our offering and any subsequent offering of our common stock. We may also incur indebtedness to finance improvements to properties and, if necessary, for working capital needs or to meet the distribution requirements applicable to REITs under the federal income tax laws. In addition, if our cash flows from operations are not sufficient to pay the stockholder servicing fee paid with respect to our shares of Class T common stock sold, we will pay the stockholder servicing fee through borrowings in anticipation of future cash flows. As of March 18, 2019 and December 31, 2018, our leverage did not exceed 300% of the value of our net assets.
By operating on a leveraged basis, we have more funds available for our investments. This generally enables us to make more investments than would otherwise be possible, potentially resulting in enhanced investment returns and a more diversified portfolio.
Our advisor uses its best efforts to obtain financing on the most favorable terms available to us and refinances assets during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing loan, when an existing loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include increased cash flows resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, and an increase in diversification and assets owned if all or a portion of the refinancing proceeds are reinvested.
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
Real Estate Acquisitions
Our advisor evaluates various potential investments on our behalf and engage in discussions and negotiations with real property sellers, developers, brokers, lenders, investment managers and others regarding such potential investments. We expect that this will normally occur upon the signing of a purchase agreement for the acquisition of a specific, significant property or real estate-related investment, but may occur before or after such signing or upon the satisfaction or expiration of major contingencies in any such purchase agreement, depending on the particular circumstances surrounding each potential investment.
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
Construction and Development Activities
From time to time, we may construct and develop real estate assets or render services in connection with these activities. We may be able to reduce overall purchase costs by constructing and developing property versus purchasing a finished property. We retain and will continue to retain independent contractors to perform the actual construction work on tenant improvements, such as installing heating, ventilation and air conditioning systems.
Additionally, we may engage our advisor or its affiliates to provide development-related services for all or some of the properties that we acquire for development or refurbishment. In those cases, we pay our advisor or its affiliates a development fee that is usual and customary for comparable services rendered for similar projects in the geographic market where the services are provided. However, we do not pay a development fee to our advisor or its affiliates if our advisor or any of its affiliates elect to receive an acquisition fee based on the cost of such development. In the event that our advisor assists with planning and coordinating the construction of any tenant improvements or capital improvements, our advisor may be paid a construction management fee of up to 5.0% of the cost of such improvements.
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
Significant Tenants
As of December 31, 2018, we had one tenant that accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized net operating income, or NOI, as follows:

Tenant	Annualized Base Rent(1)	Percentage of Annualized Base Rent	Acquisition	Reportable Segment	GLA (Sq Ft)	Lease Expiration Date
RC Tier Properties, LLC	$7,629,000	12.5%	Missouri SNF Portfolio	Skilled Nursing	385,000	09/30/33
___________

(1)
Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2018. The loss of this tenant or its inability to pay rent could have a material adverse effect on our business and results of operations.

Geographic Concentration
Based on leases in effect as of December 31, 2018, three states in the United States accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized NOI. Properties located in Missouri, Michigan and Florida accounted for 14.0%, 10.6% and 10.3%, respectively, of our total property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy. For a further discussion, see Item 2, Properties — Geographic Diversification/Concentration Table.
Employees
We have no employees and our executive officers are all employees of one of our co–sponsors. Our day-to-day management is performed by our advisor and its affiliates. We cannot determine at this time if or when we might hire any employees, although we do not anticipate hiring any employees during the next twelve months. We do not directly compensate our executive officers for services rendered to us. However, our executive officers, consultants and the executive officers and key employees of our advisor and its affiliates are eligible for awards pursuant to the 2015 Incentive Plan, or our incentive plan. As of December 31, 2018, no awards had been granted to our executive officers, consultants or the executive officers or key employees of our advisor or its affiliates under this plan.
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
Financial Information About Industry Segments
Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2016; senior housing facility in December 2016; senior housing — RIDEA facility in November 2017; and

skilled nursing facility in March 2018, we added a new reportable segment at each such time. As of December 31, 2018, we operated through four reportable business segments — medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities.
Medical Office Buildings. As of December 31, 2018, we owned 29 medical office buildings, or MOBs. These properties typically contain physicians’ offices and examination rooms and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic centers, rehabilitation clinics and day-surgery operating rooms. While these properties are similar to commercial office buildings, they require additional parking spaces as well as plumbing, electrical and mechanical systems to accommodate multiple exam rooms that may require sinks in every room and special equipment such as x-ray machines. In addition, MOBs are often built to accommodate higher structural loads for certain equipment and may contain “vaults” or other specialized construction. Our MOBs are typically multi-tenant properties leased to healthcare providers (hospitals and physician practices). Based on GLA, approximately 42.5% of our MOBs are located on hospital campuses and 19.8% are affiliated with hospital systems. Our medical office buildings segment accounted for approximately 40.7%, 67.0% and 96.0% of total revenues for the years ended December 31, 2018, 2017 and 2016, respectively.
Senior Housing. As of December 31, 2018, we owned 18 senior housing facilities. Senior housing facilities cater to different segments of the elderly population based upon their personal needs. Services provided by our tenants in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare. Our senior housing facilities are leased to single tenants under triple-net lease structures. Our senior housing segment accounted for approximately 10.6%, 16.4% and 4.0% of total revenues for the years ended December 31, 2018, 2017 and 2016, respectively.
Senior Housing — RIDEA. As of December 31, 2018, we owned and operated 12 senior housing facilities utilizing a RIDEA structure. Such facilities are of a similar property type as our senior housing segment discussed above; however, we have entered into agreements with healthcare operators to manage the facilities on our behalf utilizing a RIDEA structure. Substantially all of our leases with residents in the senior housing facilities are for a term of one year or less. Our senior housing — RIDEA segment accounted for approximately 43.6% and 16.6% of total revenues for the years ended December 31, 2018 and 2017, respectively. We did not own and operate any senior housing facilities utilizing a RIDEA structure for the year ended December 31, 2016.
Skilled Nursing Facilities. As of December 31, 2018, we owned 10 skilled nursing facilities, or SNFs. SNFs offer restorative, rehabilitative and custodial nursing care for people not requiring the more extensive and sophisticated treatment available at hospitals. Ancillary revenues and revenues from sub-acute care services are derived from providing services to residents beyond room and board and include occupational, physical, speech, respiratory and intravenous therapy, wound care, oncology treatment, brain injury care and orthopedic therapy as well as sales of pharmaceutical products and other services. Certain SNFs provide some of the foregoing services on an out-patient basis. Skilled nursing services provided by our tenants in these SNFs are primarily paid for either by private sources or through the Medicare and Medicaid programs. Our SNFs are leased to a single tenant under a triple-net lease structure. Our skilled nursing facilities segment accounted for approximately 5.1% of total revenues for the year ended December 31, 2018. We did not own any skilled nursing facilities for the years ended December 31, 2017 and 2016.
For a further discussion of our segment reporting for the years ended December 31, 2018, 2017 and 2016, see Note 17, Segment Reporting, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Item 1A. Risk Factors.
Investment Risks
There is no public market for the shares of our common stock. Therefore, it will be difficult for our stockholders to sell their shares of our common stock and, if our stockholders are able to sell their shares of our common stock, they will likely sell them at a substantial discount.
There currently is no public market for the shares of our common stock. We do not expect a public market for our stock to develop prior to the listing of the shares of our common stock on a national securities exchange, which we do not expect to occur in the near future and which may not occur at all. Additionally, our charter contains restrictions on the ownership and transfer of shares of our stock, and these restrictions may inhibit our stockholders’ ability to sell their shares of our common stock. Our charter provides that no person may own more than 9.9% in value of our issued and outstanding shares of capital stock or more than 9.9% in value or in number of shares, whichever is more restrictive, of the issued and outstanding shares of our common stock. Any purported transfer of the shares of our common stock that would result in a violation of either of these limits will result in such shares being transferred to a trust for the benefit of a charitable beneficiary or such transfer being declared null and void. We have adopted a share repurchase plan, but it is limited in terms of the amount of shares of our common stock which may be repurchased annually and is subject to our board of directors’ discretion. Our board of directors may also amend, suspend, or terminate our share repurchase plan at any time upon 30 days’ written notice. Therefore, it will be difficult for our stockholders to sell their shares of our common stock promptly or at all. If our stockholders are able to sell their shares of our common stock, our stockholders may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that, at the time we make our investments, the amount of funds available for investment may be reduced by up to 4.0% of the gross offering proceeds (excluding the 2.0% of the gross offering proceeds portion of the dealer manager fee funded by our advisor), which was used to pay selling commissions and a dealer manager fee. We also will be required to use gross offering proceeds to pay acquisition fees, acquisition expenses and asset management fees. Unless our aggregate investments increase in value to compensate for these fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares of our common stock, whether pursuant to our share repurchase plan or otherwise, without incurring a substantial loss. We cannot assure our stockholders that their shares of our common stock will ever appreciate in value to equal the price our stockholders paid for their shares of our common stock. Therefore, our stockholders should consider the purchase of shares of our common stock as illiquid and a long-term investment, and our stockholders must be prepared to hold their shares of our common stock for an indefinite length of time.
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
Griffin Capital and certain of its key personnel and its respective affiliates serve as key personnel, advisors, managers and sponsors or co-sponsors of 12 other Griffin Capital-sponsored programs, including Griffin-American Healthcare REIT III, Inc., or GA Healthcare REIT III, Griffin Institutional Access Real Estate Fund, or GIA Real Estate, and Griffin Institutional Access Credit Fund, or GIA Credit Fund, and may have other business interests as well. In addition, American Healthcare Investors and its key personnel serve as key personnel and co-sponsor of GA Healthcare REIT III, may sponsor or co-sponsor additional real estate programs in the future, and provide certain asset management and property management services to certain of Colony Capital’s managed companies. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on their investment may suffer.
In addition, executive officers of Griffin Capital also are officers of Griffin Capital Securities, LLC and other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to allocation of management time and services between us and the other entities. Griffin Capital Securities, LLC currently serves as dealer manager for our company and a private REIT offering, and as the exclusive wholesale marketing agent for GIA Real Estate and GIA Credit Fund. If Griffin Capital Securities, LLC is unable to devote sufficient time and effort to the distribution of shares of our common stock, we may not be able to raise significant additional proceeds for investment in real estate. Accordingly, competing demands of Griffin Capital personnel may cause us to be unable to successfully implement our investment objectives or generate cash needed to make distributions to our stockholders, and to maintain or increase the value of our assets.
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
Distributions payable to our stockholders may include a return of capital, rather than a return on capital, and we have paid a portion of our distributions from the net proceeds of our offering. We have not established any limit on the amount of net proceeds from our offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences. The actual amount and timing of distributions will be determined by our board of directors in its sole discretion and typically will depend on the amount of funds available for distribution, which will depend on items such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to maintain our qualification as a REIT. As a result, our distribution rate and payment frequency vary from time to time.
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

On June 28, 2016, our board of directors authorized a daily distribution to our Class T stockholders of record as of the close of business on each day of the period commencing on July 1, 2016 and ending on September 30, 2016 and to our Class I stockholders of record as of the close of business on each day of the period commencing on the date that the first Class I share was sold and ending on September 30, 2016. Subsequently, our board of directors authorized on a quarterly basis a daily distribution to our Class T and Class I stockholders of record as of the close of business on each day of the quarterly periods commencing on October 1, 2016 and ending on June 30, 2019. The daily distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our Class T and Class I common stock, which is equal to an annualized distribution of $0.60 per share. These distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears, only from legally available funds.
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
The distributions paid for the years ended December 31, 2018 and 2017, along with the amount of distributions reinvested pursuant to the DRIP and the sources of distributions as compared to cash flows from operations were as follows:

	Years Ended December 31,
	2018		2017
Distributions paid in cash	$13,989,000		$6,398,000
Distributions reinvested	17,612,000		8,689,000
	$31,601,000		$15,087,000
Sources of distributions:
Cash flows from operations	$15,423,000	48.8%	$12,404,000	82.2%
Offering proceeds	16,178,000	51.2	2,683,000	17.8
	$31,601,000	100%	$15,087,000	100%
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
As of December 31, 2018, we had an amount payable of $8,570,000 to our advisor or its affiliates primarily for the 2.25% contingent advisor payment, or Contingent Advisor Payment, portion of the total acquisition fee payable to our advisor or its affiliates, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice. See Note 12, Related Party Transactions — Acquisition and Development Stage — Acquisition Fee, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
As of December 31, 2018, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than the $80,000 in asset management fees waived by our advisor, as discussed above. Other than the waiver of asset management fees by our advisor to provide us with additional funds to pay initial distributions to our stockholders through June 27, 2016, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer or continue to defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

The distributions paid for the years ended December 31, 2018 and 2017, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to funds from operations attributable to controlling interest, or FFO, were as follows:

	Years Ended December 31,
	2018		2017
Distributions paid in cash	$13,989,000		$6,398,000
Distributions reinvested	17,612,000		8,689,000
	$31,601,000		$15,087,000
Sources of distributions:
FFO attributable to controlling interest	$24,923,000	78.9%	$14,134,000	93.7%
Offering proceeds	6,678,000	21.1	953,000	6.3
	$31,601,000	100%	$15,087,000	100%
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

•
an independent third-party appraiser or other third-party valuation firm, other than the third-party valuation firm engaged by our board of directors to assist in its determination of the estimated per share NAV, would agree with our estimated per share NAV; or

•
the methodology used to estimate our per share NAV would be acceptable to FINRA or comply with the Employee Retirement Income Security Act of 1974, or ERISA, the Code, other applicable law, or the applicable provisions of a retirement plan or individual retirement account, or IRA.

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
It may be difficult to accurately reflect material events that may impact our estimated per share NAV between valuations and accordingly, we may be repurchasing shares at too high or too low a price.
Our independent valuation firm will calculate estimates of the market value of our real estate investments, and our board of directors will determine the net value of our real estate investments and liabilities taking into consideration such estimate provided by the independent valuation firm. Our board of directors is ultimately responsible for determining the estimated per share NAV. Since our board of directors will determine our estimated per share NAV at least annually, there may be changes in the value of our assets that are not fully reflected in the most recent estimated per share NAV. As a result, the published estimated per share NAV may not fully reflect changes in value that may have occurred since the prior valuation. Furthermore, our advisor will monitor our portfolio, but it may be difficult to reflect changing market conditions or material events that may impact the value of our portfolio between valuations, or to obtain timely or complete information regarding any such events. Therefore, the estimated per share NAV published before the announcement of an extraordinary event may differ significantly from our actual per share NAV until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment is made to our estimated per share NAV, as determined by our board of directors. Any resulting disparity may be to the detriment of a stockholder selling shares pursuant to our share repurchase plan.
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

•	one or more counterparties to our interest rate swaps could default on their obligations to us or could fail, increasing the risk that we may not realize the benefits of these instruments;

•	increases in supply of competing properties or decreases in demand for our properties may impact our ability to maintain or increase occupancy levels and rents;

•	constricted access to credit may result in tenant defaults or non-renewals under leases;

•	job transfers and layoffs may cause vacancies to increase and a lack of future population and job growth may make it difficult to maintain or increase occupancy levels;

•	governmental actions and initiatives, including risks associated with the impact of a prolonged government shutdown or budgetary reductions or impasses; and

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
We have not identified all of the real estate or real estate-related investments to acquire with the net proceeds of our offering. As a result, our stockholders are unable to evaluate the manner in which our net proceeds are invested and the economic merits of our investments. Additionally, our stockholders will not have the opportunity to evaluate the transaction terms or other financial or operational data concerning the real estate or real estate-related investments we acquire in the future.
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
We are externally advised by our advisor pursuant to the Advisory Agreement between us and our advisor which has a one-year term that expires on February 16, 2020 and is subject to successive one-year renewals upon the mutual consent of us and our advisor. In the event of a partial or full liquidation of our assets, our advisor will be entitled to receive an incentive distribution equal to 15.0% of the net proceeds of the liquidation, after we have received and paid to our stockholders the sum of the gross proceeds from the sale of shares of our common stock, and any shortfall in an annual 6.0% cumulative, non-compounded return to stockholders in the aggregate. In the event of a termination of the Advisory Agreement in connection with the listing of our common stock on a national securities exchange, the partnership agreement provides that our advisor will receive an incentive distribution in redemption of its limited partnership units equal to 15.0% of the amount, if any, by which (i) the market value of our outstanding common stock at listing plus distributions paid by us prior to the listing of the shares of our common stock on a national securities exchange, exceeds (ii) the sum of the gross proceeds from the sale of shares of our common stock (less amounts paid to repurchase shares of our common stock) plus an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock. Upon our advisor’s receipt of the incentive distribution in redemption of its limited partnership units, our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Further, in connection with the termination or non-renewal of the Advisory Agreement other than due to a listing of the shares of our common stock on a national securities exchange, our advisor shall be entitled to receive a distribution in redemption of its limited partnership units equal to the amount that would be payable as an incentive distribution upon sales of properties, which equals 15.0% of the net proceeds if we liquidated all of our assets at fair market value, after we have received and paid to our stockholders the sum of the gross proceeds from the sale of shares of our common stock and an annual 6.0% cumulative, non-compounded return to our stockholders in the aggregate. Such distribution upon termination of the Advisory Agreement is payable to our advisor even upon termination or non-renewal of the Advisory Agreement as a result of poor performance by our advisor. Upon our advisor’s receipt of this distribution in redemption of its limited partnership units, our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Any amounts to be paid to our advisor in connection with the termination of the Advisory Agreement cannot be determined at the present time, but such amounts, if paid, will reduce the cash available for distribution to our stockholders.
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
To maintain our qualification as a REIT, we generally must distribute to our stockholders at least 90.0% of our annual taxable income, excluding net capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our capital needs from retained earnings. We have not identified all of our sources of debt or equity for funding, and such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to acquire, and make necessary capital improvements to, properties, pay other expenses or expand our business. We anticipate that tenant improvements required at the time of our acquisition of a property will be funded from our net offering proceeds and cash from operations. However, at such time as a tenant of one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract new tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. Since we do not anticipate maintaining permanent working capital reserves, we may not have access to funds required in the future for tenant improvements and tenant refurbishments in order to attract new tenants to lease vacated space.
We use mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to pay distributions and could decrease the value of our stockholders’ investment.
We have financed, and will continue to finance, a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that our overall leverage will not exceed 50.0% of the combined market value of our real estate and real estate-related investments, as determined at the end of each calendar year. Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.
High debt levels may cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flows from a property and the cash flows needed to service mortgage debt on that property, then the amount available for distributions to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of their investment. In addition, lenders may have recourse to assets other than those specifically securing the repayment of indebtedness. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgage contains cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected.
Higher mortgage rates may make it more difficult for us to finance or refinance properties, which could reduce the number of properties we can develop or acquire and the amount of cash available for distribution to our stockholders.
If mortgage debt is unavailable on reasonable terms as a result of increased interest rates or other factors, we may not be able to finance the development or initial purchase of properties. In addition, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flows would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing securities or by borrowing more money.

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
Additionally, American Healthcare Investors is 47.1% owned by AHI Group Holdings and 45.1% indirectly owned by Colony Capital. American Healthcare Investors and its sponsored programs, including our company, may not realize the anticipated benefits of the relationship with Colony Capital due to, among other things, the economic and overall conditions of the healthcare real estate industry, Colony Capital’s ability to source healthcare real estate investments with the returns anticipated by American Healthcare Investors or at all, or American Healthcare Investors and Colony Capital having overlapping interests that could exacerbate potential conflicts or disputes.
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

Many states and local jurisdictions are facing severe budgetary problems which may have an adverse impact on our business and financial results.
Many states and jurisdictions are facing severe budgetary problems. Action that may be taken in response to these problems, such as increases in property taxes on commercial properties, changes to sales taxes or other governmental efforts, including mandating medical insurance for employees, could adversely impact our business and results of operations.
Legislative actions and changes may cause our general and administrative costs and compliance costs to increase.
In order to comply with laws adopted by federal, state or local government or regulatory bodies, we may be required to increase our expenditures and hire additional personnel and additional outside legal, accounting and advisory services, all of which may cause our general and administrative and compliance costs to increase. Significant workforce-related legislative changes could increase our expenses and adversely affect our operations. Examples of possible workforce-related legislative changes include changes to an employer's obligation to recognize collective bargaining units, the process by which collective bargaining agreements are negotiated or imposed, minimum wage requirements, and health care and medical and family leave mandates. In addition, changes in the regulatory environment affecting health care reimbursements, and increased compliance costs related to enforcement of federal and state wage and hour statutes and common law related to overtime, among others, could cause our expenses to increase without an ability to pass through any increased expenses through higher rents.
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
We face system security risks as we depend upon automated processes and the Internet and we could damage our reputation, incur substantial additional costs and become subject to litigation if our systems are penetrated.
We are increasingly dependent upon automated information technology processes and Internet commerce. Moreover, the nature of our business involves the receipt and retention of certain information about our tenants, operators and stockholders. We also rely extensively on third-party vendors to retain data, process transactions and provide other systems and services. These systems, and our systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, malware, and other destructive or disruptive security breaches and catastrophic events, such as a natural disaster or a terrorist event or cyber-attack. In addition, experienced computer programmers and hackers may be able to penetrate our security systems and misappropriate our confidential information, create system disruptions, or cause shutdowns. Such data security breaches as well as system disruptions and shutdowns could result in additional costs to repair or replace such networks or information systems and possible legal liability, including government enforcement actions and private litigation.
The expansion of social media platforms presents new risks and challenges.
The inappropriate use of certain social media vehicles could cause brand damage or information leakage or could lead to legal implications from the improper collection and/or dissemination of personally identifiable information or the improper dissemination of material non-public information. In addition, negative posts or comments about us on any social networking website could seriously damage our reputation. Further, the disclosure of non-public company sensitive information through external media channels could lead to information loss as there might not be structured processes in place to secure and protect information. If our non-public sensitive information is disclosed or if our reputation is seriously damaged through social media, it could have a material adverse effect on our business and/or financial condition.
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
We rely on our advisor as a source for all or a portion of our investment opportunities. Our advisor is jointly owned by our co-sponsors, American Healthcare Investors and Griffin Capital. Griffin Capital, through its indirect wholly-owned subsidiary, Griffin Capital Asset Management Company, LLC, indirectly owns 25.0% of our advisor. American Healthcare Investors is the managing member and owns 75.0% of our advisor, and Colony Capital is the indirect owner of approximately 45.1% of American Healthcare Investors. Our co-sponsors currently are the co-sponsors of GA Healthcare REIT III, and Colony Capital and its affiliates serve as the advisor and/or sponsor to other programs, including NorthStar Healthcare Income, Inc., or NHI, that invests in healthcare real estate and healthcare real estate-related assets. As a result, we may be seeking to acquire properties at the same time as one or more other real estate programs sponsored by one or both of our co-sponsors or advised or sponsored by Colony Capital or its affiliates, including GA Healthcare REIT III and NHI and these other programs may use investment strategies and have investment objectives that are similar to ours. Officers and key personnel of our co-sponsors and Colony Capital and its affiliates may face conflicts of interest relating to the allocation of properties that may be acquired. American Healthcare Investors and Colony Capital have adopted allocation policies to allocate healthcare real estate investment opportunities among such real estate programs. However, we are not a party to the allocation policies adopted by American Healthcare Investors and Colony Capital and therefore, we do not have any ability to directly enforce the application of such policies to investment opportunities that are sourced by Colony Capital. Thus, there is no guarantee that Colony Capital will allocate any investment opportunities to us. Furthermore, because we are not a party to these allocation policies, such policies may be changed at any time without our input or consent, and there is no guarantee that any such changes would benefit us. Moreover, there is a risk that the allocation of investment opportunities may result in our acquiring a property that provides lower returns to us than a property purchased by another real estate program sponsored by one or both of our co-sponsors or advised or sponsored by Colony Capital or its affiliates. In addition, we may acquire properties in geographic areas where a real estate program sponsored by one or both of our co-sponsors or advised or sponsored by Colony Capital or its affiliates own properties. If one of these other real estate programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant.
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
We have entered into and may continue to enter into joint ventures with affiliates and may face conflicts of interest or disagreements with our joint venture partners that may not be resolved as quickly or on terms as advantageous to us as would be the case if the joint venture had been negotiated at arm’s-length with an independent joint venture partner.
We have entered into and may continue to enter into joint ventures with other programs sponsored or advised by one of our co-sponsors or one of their affiliates and may face certain additional risks and potential conflicts of interest. For example, securities issued by the other Griffin Capital programs or future American Healthcare Investors programs may never have an active trading market. Therefore, if we were to become listed on a national securities exchange, we may no longer have similar goals and objectives with respect to the resale of properties in the future. Joint ventures between us and other Griffin Capital programs, American Healthcare Investors programs or future American Healthcare Investors programs will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. Under these joint venture agreements, none of the co-venturers may have the power to control the venture, and an impasse could occur regarding matters pertaining to the joint venture, including determining when and whether to buy or sell a particular property and the timing of a liquidation, which might have a negative impact on the joint venture and decrease returns to our stockholders.
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
As part of our advisor’s obligations under the Advisory Agreement, our advisor agrees to refrain from taking any action which, in its sole judgment made in good faith, would subject us to regulation under the Investment Company Act. Failure to maintain an exclusion from registration under the Investment Company Act would require us to significantly restructure our business plan. For example, because affiliate transactions generally are prohibited under the Investment Company Act, we would not be able to enter into transactions with any of our affiliates if we are required to register as an investment company, and we may be required to terminate the Advisory Agreement and any other agreements with affiliates, which could have a material adverse effect on our ability to operate our business and pay distributions.

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
As of March 18, 2019, rental payments by our tenant, RC Tier Properties, LLC, accounted for approximately 12.3% of our total property portfolio’s annualized base rent or annualized NOI. The success of our investments materially depends upon the financial stability of the tenants leasing the properties we own. Therefore, a non-renewal after the expiration of a lease term, termination, default or other failure to meet rental obligations by significant tenants, such as RC Tier Properties, LLC, would significantly lower our net income. These events could cause us to reduce the amount of distributions to our stockholders.
A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.
To the extent that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. As of March 18, 2019, our properties located in Missouri, Michigan and Florida accounted for approximately 13.8%, 10.2% and 10.1%, respectively, of our total property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
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

Characterization of our sale-leaseback transactions may be challenged.
We have and may continue to purchase real estate investments and lease them back to the sellers of such properties. Our advisor will use its best efforts to structure any of our sale-leaseback transactions such that the lease will be characterized as a “true lease” and so that we will be treated as the owner of the property for federal income tax purposes. However, we cannot assure our stockholders that the Internal Revenue Service, or the IRS, will not challenge such characterization. In the event that any such sale-leaseback transaction is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such real estate investment would be disallowed or significantly reduced.
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
The change in accounting standards in the United States for leases could reduce the overall demand to lease our properties.
Prior to January 1, 2019, the existing accounting standards for leases required lessees to classify their leases as either capital or operating leases. Under a capital lease, both the leased asset, which represented the tenant’s right to use the property, and the contractual lease obligation were recorded on the tenant’s balance sheet if one of the following criteria are met: (i) the lease transferred ownership of the property to the lessee by the end of the lease term; (ii) the lease contained a bargain purchase option; (iii) the non-cancelable lease term was more than 75.0% of the useful life of the asset; or (iv) if the present value of the minimum lease payments equaled 90.0% or more of the leased property’s fair value. If the terms of the lease did not meet these criteria, the lease was considered an operating lease, and no leased asset or contractual lease obligation was recorded by the tenant.
In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the FASB issued Accounting Standards Update, or ASU, 2016-02, Leases, or ASU 2016-02, in February 2016, which substantially changed the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation is recorded on the tenant’s balance sheet for all lease arrangements. In addition, ASU 2016-02 and its amendments impact the method in which contractual lease payments are recorded. In order to mitigate the effect of the lease accounting, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms or fewer extension options, which would generally have less impact on tenant balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk or shorter lease terms, which may negatively impact our operations and ability to pay distributions. On January 1, 2019, we adopted ASU 2016-02 and its amendments. See Note 2, Summary of Significant Accounting Policies — Recently Issued or Adopted Accounting Pronouncements, to the Consolidated Financial Statements that are part of this Annual Report on Form 10-K for a further discussion.
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
We cannot assure our stockholders that our goal to maximize our investment objectives will be realized.
Our advisor and our board determine whether a particular property or real estate-related investment should be sold or otherwise disposed of after consideration of relevant factors, including prevailing economic conditions, with a view toward maximizing our investment objectives. We cannot assure our stockholders that this objective will be realized. The selling price of a property which is net leased will be determined in large part by the amount of rent payable under the lease(s) for such property. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale.
Representations and warranties made by us in connection with sales of our properties may subject us to liability that could result in losses and could harm our operating results and, therefore distributions we make to our stockholders.
When we sell a property, we may be required to make representations and warranties regarding the property and other customary items. In the event of a breach of such representations or warranties, the purchaser of the property may have claims for damages against us, rights to indemnification from us or otherwise have remedies against us. In any such case, we may incur liabilities that could result in losses and could harm our operating results and, therefore distributions we make to our stockholders.
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

Furthermore, beginning in 2016, the Centers for Medicare and Medicaid Services, or CMS, has applied a negative payment adjustment to individual eligible professionals, Comprehensive Primary Care practice sites, and group practices participating in the PQRS group practice reporting option (including Accountable Care Organizations) that do not satisfactorily report PQRS in 2014. Program participation during a calendar year will affect payments two years after the reporting cycle, such that individuals and groups that do not satisfy the PQRS reporting metrics in 2016 will be impacted by a two percent negative payment adjustment in 2018. Providers can appeal the determination, but if the provider is not successful, the provider’s reimbursement may be adversely impacted, which could adversely impact a tenant’s ability to make rent payments to us. CMS is transitioning from PQRS to other quality payment methods.
For 2019, CMS implemented changes to its outpatient prospective payment system, or OPPS, which will result in reduced reimbursement for certain outpatient services furnished by “provider-based” clinicians. The OPPS payment reductions are intended to equalize amounts that the government pays for similar clinical services, regardless of the clinical setting in which they are provided. Healthcare providers and certain provider organizations, including the American Hospital Association, have filed a lawsuit alleging that the payment reductions are ill-advised and unlawful. Additionally, for 2019, CMS reduced the add-on amount that providers may charge for certain medications covered by Medicare Part B from 6% to 3%. These payment adjustments may impact the amount of reimbursement our tenants receive for the medical services they provide.
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
The insurance plans that participated on the health insurance exchanges created by the Healthcare Reform Act were expecting to receive risk corridor payments to address the high risk claims that they paid through the exchange product. However, the federal government currently owes the insurance companies approximately $12.3 billion under the risk corridor payment program that is currently disputed by the federal government. In addition, the health insurance exchange program included risk adjustment payments that allocated payments to insurers that had the most complex patients. Effective July 7, 2018, the federal government suspended $10.4 billion of the risk adjustment payments based upon a court order that the payment methodology was flawed. However, on July 24, 2018, the federal government reissued a previous rule regarding risk adjustment payments, including as part of the reissuance additional explanation regarding the methodology used in determining risk adjustment payments. As part of the reissuance, the federal government resumed its operation of the risk adjustment program. In 2018, the federal government won a lawsuit regarding risk corridor payments, with a federal appellate court finding that the government was not obligated to make the payments. The Court of Appeals for the Federal Circuit, which rendered the 2018 ruling, subsequently refused the insurance companies’ request to rehear the litigation in front of a full judge panel. Several of the insurers involved in the litigation are seeking an appeal in front of the U.S. Supreme Court. Despite reversing its suspension of risk adjustment payments, the federal government is subject to pending litigation regarding the risk adjustment payments, including the government’s appeal of a federal judge’s ruling that the government’s formula for calculating risk adjustment payments is arbitrary and capricious. If the insurance companies do not receive payments, the insurance companies may also cease to participate on the insurance exchange, which limits insurance options for patients. If patients do not have access to insurance coverage, it may adversely impact the tenants’ revenues and the tenants’ ability to pay rent.
The federal government also ceased to provide the cost-share subsidies to the insurance companies that offered the silver plan benefits on the Health Information Exchange. The termination of the cost-share subsidies would impact the subsidy payments due in 2017 and will likely adversely impact the insurance companies, causing an increase in the premium payments for the individual beneficiaries in 2018. Nineteen State Attorneys General filed suit to force the Trump Administration to reinstate the cost share subsidy payments. On October 25, 2017, a California Judge ruled in favor of the Trump Administration and found that the federal government was not required to immediately reinstate payment for the cost shares subsidy. The injunction sought by the Attorneys’ General lawsuit was denied. Subsequently, several insurers filed suit in the U.S. Court of Federal Claims to recover cost-share reduction payments, and in several of the matters, the Court of Federal Claims ruled in favor of the insurers. Nevertheless, because of the government’s refusal to make cost-share reduction payments, our tenants will likely see an increase in individuals who are self-pay or have a lower health benefit plan due to the increase in the premium payments. Our tenants’ collections and revenues may be adversely impacted by the change in the payor mix of their patients and it may adversely impact the tenants’ ability to make rent payments.
Multiple lawsuits have been brought by qualified health plans, or QHPs, to recover the prior risk corridor payments that were anticipated to be paid as part of the health insurance exchange program. In June 2018, the Court of Appeals for the Federal Circuit issued an opinion in Moda Health Plan v. United States, concluding that the government does not have to pay health insurers that offered QHPs the full amount owed to them in risk corridors payments. In November of 2018, the Court of Appeals for the Federal Circuit refused Moda’s request for an en banc review in front of a full judge panel. Several insurers have sought review of the decision by the U.S. Supreme Court. At this time, at least two key cases have been determined in favor of the government withholding payment of the risk corridor payment. If the court system decisions that risk corridor payments are not required to be paid to the QHPs offering insurance coverage on the health insurance exchange program remain in effect and binding, the insurance companies may cease offering the Health Insurance Exchange product to the current beneficiaries. Therefore, our tenants may have an increase of self-pay patients and collections may decline, adversely impacting the tenants’ ability to pay rent.
In 2017, Congressional activities to attempt to repeal the Healthcare Reform Act failed. However, President Trump signed several Executive Orders that address different aspects of the Healthcare Reform Act. First, on January 20, 2017 an Executive Order was signed to “ease the burden of Obamacare.” Furthermore, on October 12, 2017, President Trump signed an Executive Order the purpose of which was to, among other things, (i) cut healthcare cost-sharing reduction subsidies, (ii) allow more small businesses to join together to purchase insurance coverage, (iii) extend short-term coverage policies, and (iv) expand employers’ ability to provide workers cash to buy coverage elsewhere. The Executive Order required the government agencies to draft regulations for consideration related to Associated Health Plans (AHP), short term limited duration insurance (STLDI) and health reimbursement arrangements (HRA). Some, but not all, of the required regulations have been drafted. Several states have brought a lawsuit challenging regulations that were implemented pursuant to the Executive Order. If the Healthcare Reform Act is modified through Executive Orders, the healthcare industry will continue to change and new regulations may further modify payment models, jeopardizing our tenants’ ability to remit the rental payments.
On January 11, 2018, CMS issued guidance to support state efforts to improve Medicaid enrollee health outcomes by incentivizing community engagement among able-bodied, working-age Medicaid beneficiaries. The policy excludes individuals eligible for Medicaid due to a disability, elderly beneficiaries, children and pregnant women. Thus far, CMS has received proposals from several states seeking requirements for able bodied Medicaid beneficiaries to engage in employment and community engagement initiatives. Kentucky, Indiana, Arkansas, New Hampshire, Arizona, Michigan and Wisconsin have been granted a waiver for their programs and require Medicaid beneficiaries to work or get ready for employment, and work requirement waiver requests from other states are currently pending before CMS. However, in June 2018, the Federal District Court in the District of Columbia vacated the CMS approval of the Kentucky waiver, finding the approval was arbitrary and capricious and the Court referred it back to CMS. In response to CMS’s willingness to entertain Medicaid program waivers, states are seeking waivers to impose other Medicaid eligibility requirements, such as drug testing and eligibility time limits. If the “work requirement” and other eligibility requirements expand to the states’ Medicaid programs, it may decrease the number of patients eligible for Medicaid. The patients that are no longer eligible for Medicaid may become self-pay patients, which may adversely impact our tenant’s ability to receive reimbursement. If our tenants’ patient payor mix becomes more self-pay patients, it may impact our tenants’ ability to collect revenues and pay rent. In addition, beginning in 2018, CMS cut funding to the 340B Program, which is intended to lower drug costs for certain healthcare providers. The cuts in the 340B Program may result in some of our tenants having less money available to cover operational costs.
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

Events that adversely affect the ability of seniors and their families to afford resident fees at our senior housing facilities could cause our occupancy rates, resident fee revenues and results of operations to decline.
Costs to seniors associated with independent and assisted living services are generally not reimbursable under government reimbursement programs such as Medicare and Medicaid. Only seniors with income or assets meeting or exceeding the comparable median in the regions where our facilities are located typically will be able to afford to pay the entrance fees and monthly resident fees, and a weak economy, depressed housing market or changes in demographics could adversely affect their continued ability to do so. If our tenants and operators are unable to retain and attract seniors with sufficient income, assets or other resources required to pay the fees associated with independent and assisted living services and other services provided by our tenants and operators at our healthcare facilities, our occupancy rates and resident fee revenues could decline, which could, in turn, materially adversely affect our business, results of operations and financial condition and our ability to make distributions to stockholders.
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
Each of these laws includes criminal and/or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. Monetary penalties associated with violations of these laws have been increased in recent years. Certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Additionally, states in which the facilities are located may have similar fraud and abuse laws. Investigation by a federal or state governmental body for violation of fraud and abuse laws or imposition of any of these penalties upon one of our tenants could jeopardize that tenant’s ability to operate or to make rent payments, which may have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

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
Operators/managers of healthcare properties that we may acquire may be affected by the financial deterioration, insolvency and/or bankruptcy of other significant operators/managers in the healthcare industry.
Certain companies in the healthcare industry, including some key senior housing operators/managers, are experiencing considerable financial, legal and/or regulatory difficulties which have resulted or may result in financial deterioration and, in some cases, insolvency and/or bankruptcy. The adverse effects on these companies could have a significant impact on the industry as a whole, including but not limited to negative public perception by investors, lenders and consumers. As a result, lessees of healthcare facilities that we may acquire could experience the damaging financial effects of a weakened industry sector driven by negative headlines, ultimately making them unable to meet their obligations to us, and our business could be adversely affected.

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
As a result of our tenants’ participation in the Medicaid and Medicare programs, we, our tenants and our operators for our senior housing and future skilled nursing facilities are subject to various governmental reviews, audits and investigations to verify compliance with these programs and applicable laws and regulations. We, our tenants and our operators for our senior housing and future skilled nursing facilities are also subject to audits under various government programs, including Recovery Audit Contractors, Zone Program Integrity Contractors, Program Safeguard Contractors, Medicaid Integrity Contractors and Unified Program Integrity Contractor programs, in which third-party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare and Medicaid programs. Private pay sources also reserve the right to conduct audits. Billing and reimbursement errors and disagreements occur in the healthcare industry. We, our tenants and our operators for our senior housing and future skilled nursing facilities may be engaged in reviews, audits and appeals of claims for reimbursement due to the subjectivities inherent in the process related to patient diagnosis and care, record keeping, claims processing and other aspects of the patient service and reimbursement processes, and the errors and disagreements those subjectivities can produce. An adverse review, audit or investigation could result in:

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
In cases where claim and documentation review by any CMS contractor results in repeated poor performance, a facility can be subjected to protracted oversight. This oversight may include repeat education and re-probe, extended pre-payment review, referral to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement outside of specifically reviewed claims. Sustained failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare and Medicaid decertification, which could have a materially detrimental impact on our results of operations. Adverse actions by CMS may also cause third-party payer or licensure authorities to audit our tenants. These additional audits could result in termination of third-party payer agreements or licensure of the facility, which would also adversely impact our operations.
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
In addition, our variable-rate debt instruments use London Interbank Offering Rate, or LIBOR, as a benchmark for establishing the interest rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. Such reforms may cause LIBOR to be replaced entirely or to perform differently than in the past. The consequences of these developments are uncertain, but could include an increase in the cost of our variable-rate debt instruments. If LIBOR is no longer widely available, or otherwise at our option, we may need to renegotiate with our lenders that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. As such, the potential phase-out of LIBOR may have a material adverse effect on the interest rates on our current and future borrowings.
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
We have and may continue to use derivative financial instruments to hedge our exposure to changes in exchange rates and interest rates on loans secured by our assets. If we use derivative financial instruments to hedge against interest rate fluctuations, we will be exposed to credit risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. These derivative instruments are speculative in nature and there is no guarantee that they will be effective. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to our stockholders will be adversely affected.
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
If we are required to make payments under any “bad boy” carve-out guaranties that we may provide in connection with certain mortgages and related loans, our business and financial results could be materially adversely affected.
In obtaining certain nonrecourse loans, we may provide standard carve-out guaranties. These guaranties are only applicable if and when the borrower directly, or indirectly through agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper (commonly referred to as “bad boy” guaranties). Although we believe that “bad boy” carve-out guaranties are not guaranties of payment in the event of foreclosure or other actions of the foreclosing lender that are beyond the borrower’s control, some lenders in the real estate industry have recently sought to make claims for payment under such guaranties. In the event such a claim were made against us under a “bad boy” carve-out guaranty following foreclosure on mortgages or related loan, and such claim were successful, our business and financial results could be materially adversely affected.

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
If we fail to maintain our qualification as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status unless the IRS grants us relief under certain statutory provisions. Losing our REIT status would reduce our net earnings available for investment or distribution to our stockholders because of the additional tax liability. In addition, distributions would no longer qualify for the distributions paid deduction, and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
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
In addition, on December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules for taxation of individuals and businesses, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and individual tax rates, the Tax Cuts and Jobs Act eliminates or restricts various deductions. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The Tax Cuts and Jobs Act made numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly but may otherwise affect us or our stockholders.
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
Dividends payable by REITs generally do not qualify for the reduced tax rates on dividend income as compared to regular corporations, which could adversely affect the value of our shares.
The maximum U.S. federal income tax rate for certain qualified dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for these reduced rates for qualified dividends. Through taxable years ending in 2025, the Tax Cuts and Jobs Act permits a deduction for certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT stockholder that are not designated as capital gain dividends or qualified dividend income), which allows U.S. individuals, trusts, and estates to deduct up to 20% of such amounts, subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such qualified REIT dividends. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to qualified dividends from C corporations could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares.
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
Our mezzanine loans may not qualify as real estate assets and could adversely affect our status as a REIT.
We may invest in mezzanine loans, for which the IRS has provided a safe harbor, but not rules of substantive law.  Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, the IRS will treat the mezzanine loan as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test.  To the extent that any mezzanine loans do not meet all of the requirements for reliance on the safe harbor, such loans may not be real estate assets and could adversely affect our qualification as a REIT.
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
Employee Benefit Plan, IRA, and Other Tax-Exempt Investor Risks
We, and our stockholders that are employee benefit plans, IRAs, annuities described in Sections 403(a) or (b) of the Code, Archer Medical Savings Accounts, health savings accounts, Coverdell education savings accounts, and other arrangements that are subject to ERISA or Section 4975 of the Code (referred to generally as “Benefit Plans and IRAs”) will be subject to risks relating specifically to our having such Benefit Plan and IRA stockholders, which risks are discussed below.

If a stockholder that is a Benefit Plan or IRA fails to meet the fiduciary and other standards under ERISA or the Code as a result of an investment in shares of our common stock, such stockholder could be subject to civil and criminal, if the failure is willful, penalties.
There are special considerations that apply to Benefit Plans and IRAs investing in shares of our common stock. Stockholders that are Benefit Plans and IRAs should consider:

•	whether their investment is consistent with the applicable provisions of ERISA and the Code, or any other applicable governing authority in the case of a plan not subject to ERISA or the Code;

•	whether their investment is made in accordance with the documents and instruments governing the Benefit Plan or IRA, including any investment policy;

•
whether their investment satisfies the prudence, diversification and other requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA or any similar rule under other applicable laws or regulations;

•	whether their investment will impair the liquidity needs, the minimum and other distribution requirements, or the tax withholding requirements that may be applicable to such Benefit Plan or IRA;

•	whether their investment will constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code or any similar rule under other applicable laws or regulations;

•	whether their investment will produce or result in UBTI, as defined in Sections 511 through 514 of the Code, to the Benefit Plan or IRA;

•
whether their investment will impair the Benefit Plan’s or IRA’s need to value its assets annually (or more frequently) in accordance with ERISA, the Code and the applicable provisions of the Benefit Plan or IRA; and

•	whether their investment will cause our assets to be treated as “plan assets” of the Benefit Plan or IRA.
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA, the Code, or other applicable statutory or common law may result in the imposition of civil and criminal (if the violation is willful) penalties, and can subject the fiduciary to equitable remedies. In addition, if an investment in our common stock constitutes a prohibited transaction under ERISA or the Code, the “party-in-interest” (within the meaning of ERISA) or “disqualified person” (within the meaning of the Code) who authorized or directed the investment may have to compensate the plan for any losses the plan suffered as a result of the transaction or restore to the plan any profits made by such person as a result of the transaction, or may be subject to excise taxes with respect to the amount involved. In the case of a prohibited transaction involving an IRA, the IRA may be disqualified and all of the assets of the IRA may be deemed distributed and subject to tax.
In addition to considering their fiduciary responsibilities under ERISA and the prohibited transaction rules of ERISA and the Code, stockholders that are Benefit Plans and IRAs should consider the effect of the plan assets regulation, U.S. Department of Labor Regulation Section 2510.3-101, as modified by ERISA Section 3(42). To avoid our assets from being considered “plan assets” under the plan assets regulation, our charter prohibits “benefit plan investors” from owning 25% or more of the shares of our common stock prior to the time that the common stock qualifies as a class of publicly-offered securities, within the meaning of the plan assets regulation. However, we cannot assure our stockholders that those provisions in our charter will be effective in limiting benefit plan investors’ ownership to less than the 25% limit. For example, the limit could be unintentionally exceeded if a benefit plan investor misrepresents its status as a benefit plan investor. If our underlying assets were to be considered “plan assets” of a benefit plan investor subject to ERISA, (i) we would be an ERISA fiduciary and subject to certain fiduciary requirements of ERISA with which it would be difficult for us to comply and (ii) we could be restricted from entering into favorable transactions if the transaction, absent an exemption, would constitute a prohibited transaction under ERISA or the Code. Even if our assets are not considered to be “plan assets,” a prohibited transaction could occur if we or any of our affiliates is a fiduciary (within the meaning of ERISA) of a Benefit Plan or IRA stockholder.
Due to the complexity of these rules and the potential penalties that may be imposed, it is important that stockholders that are Benefit Plans and IRAs consult with their own advisors regarding the potential applicability of ERISA, the Code and any similar applicable law.
Stockholders that are Benefit Plans and IRAs may be limited in their ability to withdraw required minimum distributions as a result of an investment in shares of our common stock.
If Benefit Plans or IRAs invest in our common stock, the Code may require such plan or IRA to withdraw required minimum distributions in the future. Our stock will be highly illiquid, and our share repurchase plan only offers limited liquidity. If a Benefit Plan or IRA requires liquidity, it may generally sell its shares, but such sale may be at a price less than the price at which such plan or IRA initially purchased its shares of our common stock. If a Benefit Plan or IRA fails to make required minimum distributions, it may be subject to certain taxes and tax penalties.

Specific rules apply to foreign, governmental and church plans.
As a general rule, certain employee benefit plans, including foreign pension plans, governmental plans established or maintained in the United States (as defined in Section 3(32) of ERISA), and certain church plans (as defined in Section 3(33) of ERISA), are not subject to ERISA’s requirements and are not “benefit plan investors” within the meaning of the plan assets regulation. Any such plan that is qualified and exempt from taxation under Sections 401(a) and 501(a) of the Code may nonetheless be subject to the prohibited transaction rules set forth in Section 503 of the Code and, under certain circumstances in the case of church plans, Section 4975 of the Code. Also, some foreign plans and governmental plans may be subject to foreign, state, or local laws which are, to a material extent, similar to the provisions of ERISA or Section 4975 of the Code. Each fiduciary of a plan subject to any such similar law should make its own determination as to the need for, and the availability of, any exemption relief.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
As of December 31, 2018, our principal executive offices are located at 18191 Von Karman Avenue, Suite 300, Irvine, California 92612. We do not have an address separate from our advisor or our co-sponsors. Since we pay our advisor fees for their services, we do not pay rent for the use of their space.
Real Estate Investments
As of December 31, 2018, we had completed 33 property acquisitions: 24 acquisitions of medical office buildings, four acquisitions of senior housing facilities, three acquisitions of senior housing — RIDEA facilities and two acquisitions of skilled nursing facilities. These acquisitions consisted of 69 buildings, or approximately 3,835,000 square feet of GLA, for an aggregate contract purchase price of $821,689,000.
The following table presents certain additional information about our properties as of December 31, 2018:

Acquisition(1)	Location	Reportable Segment	GLA (Sq Ft)	% of GLA	Date Acquired	Contract Purchase Price	Annualized Base Rent/ NOI(2)	% of Annualized Base Rent	Leased Percentage(3)	Average Annual Rent Per Leased Sq Ft(4)
Auburn MOB	Auburn, CA	Medical Office	19,000	0.5%	06/28/16	$5,450,000	$454,000	0.7%	100%	$24.55
Pottsville MOB	Pottsville, PA	Medical Office	36,000	0.9	09/16/16	9,150,000	772,000	1.3	100%	$21.49
Charlottesville MOB	Charlottesville, VA	Medical Office	74,000	1.9	09/22/16	20,120,000	1,945,000	3.2	100%	$26.28
Rochester Hills MOB	Rochester Hills, MI	Medical Office	30,000	0.8	09/29/16	8,300,000	679,000	1.1	92.8%	$24.07
Cullman MOB III	Cullman, AL	Medical Office	52,000	1.4	09/30/16	16,650,000	1,505,000	2.5	100%	$28.86
Iron MOB Portfolio	Cullman and Sylacauga, AL	Medical Office	208,000	5.4	10/13/16	31,000,000	2,762,000	4.5	87.4%	$15.18
Mint Hill MOB	Mint Hill, NC	Medical Office	58,000	1.5	11/14/16	21,000,000	1,540,000	2.5	100%	$26.74
Lafayette Assisted Living Portfolio	Lafayette, LA	Senior Housing	80,000	2.1	12/01/16	16,750,000	1,202,000	2.0	100%	$14.99
Evendale MOB	Evendale, OH	Medical Office	66,000	1.7	12/13/16	10,400,000	769,000	1.3	68.4%	$17.10
Battle Creek MOB	Battle Creek, MI	Medical Office	46,000	1.2	03/10/17	7,300,000	548,000	0.9	85.4%	$13.89
Reno MOB	Reno, NV	Medical Office	191,000	5.0	03/13/17	66,250,000	4,571,000	7.5	92.0%	$26.04
Athens MOB Portfolio	Athens, GA	Medical Office	61,000	1.6	05/18/17	16,800,000	1,227,000	2.0	98.5%	$20.37
SW Illinois Senior Housing Portfolio	Columbia, Millstadt, Red Bud and Waterloo, IL	Senior Housing	190,000	5.0	05/22/17	31,800,000	2,301,000	3.8	100%	$12.09
Lawrenceville MOB	Lawrenceville, GA	Medical Office	31,000	0.8	06/12/17	11,275,000	795,000	1.3	100%	$26.06

Acquisition(1)	Location	Reportable Segment	GLA (Sq Ft)	% of GLA	Date Acquired	Contract Purchase Price	Annualized Base Rent/ NOI(2)	% of Annualized Base Rent	Leased Percentage(3)	Average Annual Rent Per Leased Sq Ft(4)
Northern California Senior Housing Portfolio	Belmont, Fairfield, Menlo Park and Sacramento, CA	Senior Housing	135,000	3.5%	06/28/17	$45,800,000	$3,219,000	5.3%	100%	$23.94
Roseburg MOB	Roseburg, OR	Medical Office	62,000	1.6	06/29/17	23,200,000	1,568,000	2.6	100%	$25.20
Fairfield County MOB Portfolio	Stratford and Trumbull, CT	Medical Office	80,000	2.1	09/29/17	15,395,000	1,945,000	3.2	94.6%	$25.77
Central Florida Senior Housing Portfolio(5)	Bradenton, Brooksville, Lake Placid, Lakeland, Pinellas Park, Sanford, Spring Hill and Winter Haven, FL	Senior Housing — RIDEA	899,000	23.4	11/01/17	109,500,000	6,245,000	10.3	77.4%	$6,819.80
Central Wisconsin Senior Care Portfolio	Sun Prairie and Waunakee, WI	Skilled Nursing	236,000	6.2	03/01/18	22,600,000	1,763,000	2.9	100%	$7.47
Sauk Prairie MOB	Prairie du Sac, WI	Medical Office	55,000	1.4	04/09/18	19,500,000	1,241,000	2.0	100%	$22.54
Surprise MOB	Surprise, AZ	Medical Office	34,000	0.9	04/27/18	11,650,000	797,000	1.3	89.5%	$26.15
Southfield MOB	Southfield, MI	Medical Office	85,000	2.2	05/11/18	16,200,000	1,365,000	2.2	93.0%	$17.23
Pinnacle Beaumont ALF(5)	Beaumont, TX	Senior Housing —RIDEA	61,000	1.6	07/01/18	19,500,000	1,161,000	1.9	77.2%	$19,263.75
Grand Junction MOB	Grand Junction, CO	Medical Office	83,000	2.2	07/06/18	31,500,000	2,101,000	3.4	100%	$25.44
Edmonds MOB	Edmonds, WA	Medical Office	55,000	1.4	07/30/18	23,500,000	1,440,000	2.4	96.9%	$26.84
Pinnacle Warrenton ALF(5)	Warrenton, MO	Senior Housing —RIDEA	34,000	0.9	08/01/18	8,100,000	895,000	1.5	95.8%	$17,799.41
Glendale MOB	Glendale, WI	Medical Office	43,000	1.1	08/13/18	7,600,000	619,000	1.0	80.3%	$17.86
Missouri SNF Portfolio	Florissant, Kansas City, Milan, Moberly, Salisbury, Sedalia, St. Elizabeth and Trenton, MO	Skilled Nursing	385,000	10.0	09/28/18	88,200,000	7,629,000	12.5	100%	$19.80
Flemington MOB Portfolio	Flemington, NJ	Medical Office	49,000	1.3	11/29/18	16,950,000	1,197,000	2.0	98.9%	$24.57
Lawrenceville MOB II	Lawrenceville, GA	Medical Office	45,000	1.2	12/19/18	9,999,000	1,072,000	1.8	100%	$23.63
Mill Creek MOB	Mill Creek, WA	Medical Office	22,000	0.6	12/21/18	8,250,000	543,000	0.9	100%	$24.65
Modesto MOB	Modesto, CA	Medical Office	58,000	1.5	12/28/18	16,000,000	1,179,000	1.9	92.2%	$22.22
Michigan ALF Portfolio	Grand Rapids, Holland, Howell, Lansing and Wyoming, MI	Senior Housing	272,000	7.1	12/28/18	56,000,000	3,836,000	6.3	100%	$14.09
Total/weighted average(6)			3,835,000	100%		$821,689,000	$60,885,000	100%	96.4%	$19.19
_______

(1)	We own 100% of our properties acquired as of December 31, 2018, with the exception of Central Florida Senior Housing Portfolio, Pinnacle Beaumont ALF and Pinnacle Warrenton ALF.

(2)
With the exception of our senior housing — RIDEA facilities, annualized base rent is based on contractual base rent from leases in effect as of December 31, 2018. Annualized base rent for our senior housing — RIDEA facilities is based on annualized NOI, a non-GAAP financial measure. See Part II, Item 6, Selected Financial Data, for a further discussion.

(3)
Leased percentage includes all leased space of the respective acquisition including master leases, except for our senior housing — RIDEA facilities where leased percentage represents resident occupancy on the available units of the RIDEA facilities.

(4)
Average annual rent per leased square foot is based on leases in effect as of December 31, 2018, except for our senior housing — RIDEA facilities where average annual rent per unit is based on NOI divided by the average occupied units of the senior housing — RIDEA facilities.

(5)
Acquisition was completed pursuant to a joint venture with MStar Peninsula Holdings, LLC, an affiliate of Meridian Senior Living, LLC, an unaffiliated third party. Our ownership of the joint venture is approximately 98%.

(6)	Weighted average annual rent per leased square foot excludes our senior housing — RIDEA facilities.
We own fee simple interests in all of our buildings except for eight buildings for which we own fee simple interests in the building and improvements of such properties subject to the respective ground leases.
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

•
depreciation is provided on a straight-line basis over the estimated useful lives of the buildings, up to 39 years, and over the shorter of the lease term or useful lives of the tenant improvements, up to 14 years. Furniture, fixtures and equipment is depreciated over the estimated useful life, up to 10 years.

For additional information regarding our real estate investments, see Schedule III, Real Estate and Accumulated Depreciation, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Lease Expirations
The following table presents the sensitivity of our annual base rent due to lease expirations for the next 10 years and thereafter at our properties other than our senior housing — RIDEA facilities, by number, total square feet, percentage of leased area, annual base rent and percentage of total annual base rent of expiring leases as of December 31, 2018:

Year	Number of Expiring Leases	Total Square Feet of Expiring Leases	% of Leased Area Represented by Expiring Leases	Annual Base Rent of Expiring Leases	% of Total Annual Base Rent Represented by Expiring Leases(1)
2019	8	46,000	1.7%	$845,000	1.4%
2020	21	134,000	5.0	2,859,000	4.8
2021	21	76,000	2.8	1,685,000	2.8
2022	22	216,000	8.0	5,673,000	9.4
2023	19	191,000	7.1	5,037,000	8.4
2024	19	137,000	5.1	3,677,000	6.1
2025	15	219,000	8.1	5,329,000	8.9
2026	6	29,000	1.1	792,000	1.3
2027	16	76,000	2.8	2,005,000	3.3
2028	16	158,000	5.8	3,986,000	6.6
Thereafter	19	1,417,000	52.5	28,218,000	47.0
Total	182	2,699,000	100%	$60,106,000	100%
 _______

(1)	The annual base rent percentage is based on the total annual contractual base rent expiring in the applicable year, based on leases in effect as of December 31, 2018.

Geographic Diversification/Concentration Table
The following table lists the states in which our properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2018:

State	Number of Buildings	GLA (Sq Ft)	% of GLA	Annualized Base Rent/NOI(1)	% of Annualized Base Rent/NOI
Alabama	4	260,000	6.8%	$4,266,000	7.0%
Arizona	1	34,000	0.9	797,000	1.3
California	7	211,000	5.5	4,852,000	8.0
Colorado	1	83,000	2.2	2,101,000	3.4
Connecticut	2	80,000	2.0	1,945,000	3.2
Florida	10	899,000	23.4	6,245,000	10.2
Georgia	4	137,000	3.6	3,094,000	5.1
Illinois	5	190,000	5.0	2,301,000	3.8
Louisiana	2	80,000	2.1	1,202,000	2.0
Michigan	9	434,000	11.3	6,429,000	10.5
Missouri	9	419,000	10.9	8,524,000	14.0
North Carolina	1	58,000	1.5	1,540,000	2.5
New Jersey	2	49,000	1.3	1,197,000	2.0
Nevada	1	191,000	5.0	4,571,000	7.5
Ohio	1	66,000	1.7	768,000	1.3
Oregon	1	62,000	1.6	1,568,000	2.6
Pennsylvania	1	36,000	1.0	772,000	1.3
Texas	1	61,000	1.6	1,161,000	1.9
Virginia	1	74,000	1.9	1,945,000	3.2
Washington	2	77,000	2.0	1,984,000	3.3
Wisconsin	4	334,000	8.7	3,623,000	5.9
Total	69	3,835,000	100%	$60,885,000	100%
 _______

(1)	Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2018, with the exception of our senior housing — RIDEA facilities, which is based on annualized NOI.
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
To assist the members of FINRA and their associated persons, pursuant to FINRA Conduct Rule 5110, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, we prepare annual statements of the estimated share value to assist fiduciaries of Benefit Plans and IRAs subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in shares of our common stock. For these purposes, our estimated per share NAV is $9.65 as of December 31, 2017, which estimated per share NAV was approved and established by our board of directors on April 6, 2018 based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of December 31, 2017. However, there is no established public trading market for the shares of our common stock at this time, and there can be no assurance that stockholders could receive $9.65 per share if such a market did exist and they sold their shares of our common stock or that they would be able to receive such amount for their shares of our common stock in the future.
Pursuant to FINRA rules, we disclose an estimated per share NAV of our shares based on a valuation performed at least annually, and we disclose the resulting estimated per share NAV in our Annual Reports on Form 10-K distributed to stockholders. When determining the estimated value per share NAV, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated per share NAV; provided, however, that the determination of the estimated per share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. In determining the estimated per share NAV of our shares, our board of directors considered information and analysis, including valuation materials that were provided by an independent third-party valuation firm, information provided by our advisor and the estimated per share NAV recommendation made by the audit committee of our board of directors, which committee is comprised entirely of independent directors. See our Current Report on Form 8-K, filed with the SEC on April 9, 2018, for additional information regarding our independent third-party valuation firm, its valuation materials and the methodology used to determine the estimated per share NAV.
Although FINRA rules require subsequent valuations to be performed at least annually, our board of directors may decide to perform them on a quarterly basis. The valuations are estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor do they represent the amount of net proceeds that would result from an immediate sale of our assets.
Stockholders
As of March 15, 2019, we had approximately 14,177 stockholders of record.
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

On June 28, 2016, our board of directors authorized a daily distribution to our Class T stockholders of record as of the close of business on each day of the period commencing on July 1, 2016 and ending on September 30, 2016 and to our Class I stockholders of record as of the close of business on each day of the period commencing on the date that the first Class I share was sold and ending on September 30, 2016. Subsequently, our board of directors authorized on a quarterly basis a daily distribution to our Class T and Class I stockholders of record as of the close of business on each day of the quarterly periods commencing on October 1, 2016 and ending on June 30, 2019. The daily distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our Class T and Class I common stock, which is equal to an annualized distribution of $0.60 per share. These distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to the DRIP monthly in arrears, only from legally available funds.
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
The distributions paid for the years ended December 31, 2018 and 2017, along with the amount of distributions reinvested pursuant to the DRIP and the sources of distributions as compared to cash flows from operations were as follows:

	Years Ended December 31,
	2018		2017
Distributions paid in cash	$13,989,000		$6,398,000
Distributions reinvested	17,612,000		8,689,000
	$31,601,000		$15,087,000
Sources of distributions:
Cash flows from operations	$15,423,000	48.8%	$12,404,000	82.2%
Offering proceeds	16,178,000	51.2	2,683,000	17.8
	$31,601,000	100%	$15,087,000	100%
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
As of December 31, 2018, we had an amount payable of $8,570,000 to our advisor or its affiliates primarily for the 2.25% contingent advisor payment, or Contingent Advisor Payment, portion of the total acquisition fee payable to our advisor or its affiliates, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice. See Note 12, Related Party Transactions — Acquisition and Development Stage — Acquisition Fee, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
As of December 31, 2018, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than the $80,000 in asset management fees waived by our advisor, as discussed above. Other than the waiver of asset management fees by our advisor to provide us with additional funds to pay initial distributions to our stockholders through June 27, 2016, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer or continue to defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

The distributions paid for the years ended December 31, 2018 and 2017, along with the amount of distributions reinvested pursuant to the DRIP and the sources of our distributions as compared to FFO were as follows:

	Years Ended December 31,
	2018		2017
Distributions paid in cash	$13,989,000		$6,398,000
Distributions reinvested	17,612,000		8,689,000
	$31,601,000		$15,087,000
Sources of distributions:
FFO attributable to controlling interest	$24,923,000	78.9%	$14,134,000	93.7%
Offering proceeds	6,678,000	21.1	953,000	6.3
	$31,601,000	100%	$15,087,000	100%
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
Securities Authorized for Issuance Under Equity Compensation Plans
We adopted our incentive plan, pursuant to which our board of directors or a committee of our independent directors may make grants of options, restricted shares of common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 4,000,000. For a further discussion of our incentive plan, see Note 11, Equity — 2015 Incentive Plan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K. The following table provides information regarding our incentive plan as of December 31, 2018:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders(1)	—	—	3,940,000
Equity compensation plans not approved by security holders	—	—	—
Total	—		3,940,000
________

(1)
On April 13, 2016, June 13, 2017 and June 12, 2018, we granted 5,000, 2,500 and 2,500 shares, respectively, of our restricted Class T common stock, as defined in our incentive plan, to each of our independent directors in connection with their initial election and re-election to our board of directors, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant. In addition, on July 1, 2017 and July 1, 2018, we granted 5,000 shares of our restricted Class T common stock, as defined in our incentive plan, to each of our independent directors in consideration for their past services rendered. These shares of restricted Class T common stock vest under the same period described above. The fair value of each share at the date of grant was based on the price paid to acquire one share of our Class T common stock in our offering; and with respect to the initial 20.0% of shares of our restricted Class T common stock that vested on the date of grant, expensed as compensation immediately, and with respect to the remaining shares of our restricted Class T common stock, amortized over the period from the service inception date to the vesting date for each vesting tranche (i.e., on a tranche-by-tranche basis) using the accelerated attribution method. Shares of our restricted Class T common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted Class T common stock have full voting rights and rights to distributions. Such shares are not shown in the chart above as they are deemed outstanding shares of our common stock; however, such grants reduce the number of securities remaining available for future issuance.

Recent Sales of Unregistered Securities
None.
Use of Public Offering Proceeds
Our Registration Statement on Form S-11 (File No. 333-205960), registering a public offering of up to $3,150,000,000 in shares of our common stock, was declared effective under the Securities Act on February 16, 2016. Griffin Capital Securities, LLC is the dealer manager of our offering. Commencing on February 16, 2016, we initially offered to the public up to $3,150,000,000 in shares of our Class T common stock consisting of up to $3,000,000,000 in shares of our Class T common stock at a price of $10.00 per share in our primary offering and up to $150,000,000 in shares of our Class T common stock for $9.50 per share pursuant to the DRIP. Effective June 17, 2016, we reallocated certain of the unsold shares of Class T common stock being offered and began offering shares of Class I common stock, such that we were offering up to approximately $2,800,000,000 in shares of Class T common stock and $200,000,000 in shares of Class I common stock in our primary offering, and up to an aggregate of $150,000,000 in shares of our Class T and Class I common stock pursuant to the DRIP, aggregating up to $3,150,000,000. The shares of our Class T common stock in our primary offering were being offered at a price of $10.00 per share prior to April 11, 2018, and were being offered at a price of $10.05 per share for all shares issued effective April 11, 2018. The shares of our Class I common stock in our primary offering were being offered at a price of $9.30 per share prior to March 1, 2017 and $9.21 per share from March 1, 2017 to April 10, 2018. Effective April 11, 2018, the shares of our Class I common stock in our primary offering were being offered at a price of $9.65 per share, the estimated per share NAV unanimously approved and established by our board of directors on April 6, 2018. The shares of our Class T and Class I common stock issued pursuant to the DRIP were sold at a price of $9.50 per share prior to January 1, 2017 and $9.40 per share from January 1, 2017 to April 10, 2018. Effective April 11, 2018, the shares of our Class T and Class I common stock issued pursuant to the DRIP were sold at a price of $9.65 per share, the most recent estimated per share NAV approved and established by our board of directors.
As of December 31, 2018, we had received and accepted subscriptions in our offering for 62,559,017 shares of Class T common stock and 4,196,499 shares of Class I common stock, or approximately $626,020,000 and $39,383,000, respectively, excluding shares of our common stock issued pursuant to the DRIP. As of December 31, 2018, a total of $26,135,000 in Class T distributions and $962,000 in Class I distributions were reinvested pursuant to the DRIP and 2,745,813 shares of Class T common stock and 100,973 shares of Class I common stock were issued pursuant to the DRIP.
Our equity raise as of December 31, 2018 resulted in the following:

Amount
Gross offering proceeds — Class T and Class I common stock	$665,403,000
Gross offering proceeds from Class T and Class I shares issued pursuant to the DRIP	27,097,000
Total gross offering proceeds	692,500,000
Less public offering expenses:
Selling commissions	18,357,000
Dealer manager fees	19,255,000
Advisor funding of dealer manager fees	(12,941,000)
Other organizational and offering expenses	6,240,000
Advisor funding of other organizational and offering expenses	(6,240,000)
Net proceeds from our offering	$667,829,000
The cost of raising funds in our offering as a percentage of gross proceeds received in our primary offering was 3.7% as of December 31, 2018. As of December 31, 2018, we had used $518,129,000 in net proceeds from our offering to acquire properties from unaffiliated third parties, $48,000,000 for our investment in an unconsolidated entity, $31,882,000 to pay acquisition fees and acquisition related expenses to affiliated parties, $10,410,000 to pay acquisition related expenses to unaffiliated third parties, $6,353,000 to pay deferred financing costs on our mortgage loans payable and our line of credit and term loan, $5,401,000 for capital expenditures on our acquired properties and $3,900,000 to pay real estate deposits for proposed future acquisitions.

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
The price per share at which we will repurchase shares of our common stock will range from 92.5% to 100% of each stockholder’s repurchase amount depending on the period of time their shares have been held. During our offering and with respect to shares repurchased for the quarter ending March 31, 2019, the repurchase amount for shares repurchased under our share repurchase plan was equal to the lesser of (i) the amount per share that a stockholder paid for their shares of our common stock, or (ii) the per share offering price in our offering. Commencing with shares repurchased for the quarter ending June 30, 2019, the repurchase amount for shares repurchased under our share repurchase plan will be the lesser of the amount per share the stockholder paid for its shares of common stock or the most recent estimated value of one share of the applicable class of common stock as determined by the board of directors. However, if shares of our common stock are to be repurchased in connection with a stockholder’s death or qualifying disability, the repurchase price will be no less than 100% of the price paid to acquire the shares of our common stock from us.
During the three months ended December 31, 2018, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2018 to October 31, 2018	—	$—	—	(1)
November 1, 2018 to November 30, 2018	—	$—	—	(1)
December 1, 2018 to December 31, 2018	114,187	$9.36	114,187	(1)
Total	114,187	$9.36	114,187
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

Item 6. Selected Financial Data.
The following should be read with Part I, Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our accompanying consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results for any future period. We had no results of operations for the period from January 23, 2015 (Date of Inception) through December 31, 2015, and therefore, our results of operations for the years ended December 31, 2018, 2017 and 2016 are not comparable to the period from January 23, 2015 (Date of Inception) through December 31, 2015.
The following selected financial data is derived from our consolidated financial statements in Part IV, Item 15, Exhibits, Financial Statement Schedules that is a part of this Annual Report on Form 10-K.

	December 31,
Selected Financial Data	2018	2017	2016	2015
BALANCE SHEET DATA:
Total assets	$896,372,000	$480,153,000	$142,758,000	$202,000
Mortgage loans payable, net	$16,892,000	$11,567,000	$3,965,000	$—
Line of credit and term loan	$275,000,000	$84,100,000	$33,900,000	$—
Stockholders’ equity	$557,672,000	$353,224,000	$92,255,000	$200,000

	Years Ended December 31,			Period from January 23, 2015 (Date of Inception) through
	2018	2017	2016	December 31, 2015
STATEMENT OF OPERATIONS DATA:
Total revenues	$84,456,000	$33,333,000	$3,156,000	$—
Net (loss) income	$(8,586,000)	$508,000	$(5,474,000)	$—
Net (loss) income attributable to controlling interest	$(8,354,000)	$541,000	$(5,474,000)	$—
Net (loss) income per Class T and Class I common share attributable to controlling interest — basic and diluted(1)	$(0.15)	$0.02	$(1.75)	$—
STATEMENT OF CASH FLOWS DATA:
Net cash provided by (used in) operating activities	$15,423,000	$12,404,000	$(3,621,000)	$—
Net cash used in investing activities	$(411,554,000)	$(330,688,000)	$(133,322,000)	$—
Net cash provided by financing activities	$403,618,000	$323,150,000	$138,978,000	$202,000
OTHER DATA:
Distributions declared	$32,943,000	$16,672,000	$1,877,000	$—
Distributions declared per Class T and Class I common share	$0.60	$0.60	$0.40	$—
Funds from operations attributable to controlling interest(2)	$24,923,000	$14,134,000	$(4,222,000)	$—
Modified funds from operations attributable to controlling interest(2)	$24,623,000	$12,941,000	$287,000	$—
Net operating income(3)	$42,934,000	$21,838,000	$2,258,000	$—
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
Changes in the accounting and reporting rules under GAAP that were put into effect and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed as operating expenses under GAAP. We believe these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use the proceeds raised in our offering to acquire properties, and we intend to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within five years after the completion of our offering stage, which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Institute of Portfolio Alternatives, or the IPA, an industry trade group, has standardized a measure known as modified funds from operations, which the IPA has recommended as a supplemental performance measure for publicly registered, non-listed REITs, and which we believe to be another appropriate supplemental performance measure to reflect the operating performance of a publicly registered, non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income (loss) as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes expensed acquisition fees and expenses that affect our operations only in periods in which properties are acquired and that we consider more reflective of investing activities, as well as other non-operating items included in FFO, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering stage has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the publicly registered, non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering stage and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering stage has been completed and properties have been acquired, as it excludes expensed acquisition fees and expenses that have a negative effect on our operating performance during the periods in which properties are acquired.
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
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above- and below-market leases, change in deferred rent and the adjustments of such items related to our investment in an unconsolidated entity and redeemable noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the years ended December 31, 2018, 2017 and 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offering to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent redeployment of capital and concurrent incurring of acquisition fees and expenses.

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

The following is a reconciliation of net (loss) income, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the years ended December 31, 2018, 2017 and 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015:

	Years Ended December 31,			Period from January 23, 2015 (Date of Inception) through
	2018	2017	2016	December 31, 2015
Net (loss) income	$(8,586,000)	$508,000	$(5,474,000)	$—
Add:
Depreciation and amortization — consolidated properties	32,658,000	13,639,000	1,252,000	—
Depreciation and amortization — unconsolidated entity	891,000	—	—	—
Net loss attributable to redeemable noncontrolling interests	232,000	33,000	—	—
Less:
Depreciation and amortization related to redeemable noncontrolling interests	(272,000)	(46,000)	—	—
FFO attributable to controlling interest	$24,923,000	$14,134,000	$(4,222,000)	$—

Acquisition related expenses(a)	$2,795,000	$655,000	$4,745,000	$—
Amortization of above- and below-market leases(b)	(165,000)	(143,000)	(29,000)	—
Change in deferred rent(c)	(3,029,000)	(1,705,000)	(207,000)	—
Adjustments for unconsolidated entity(d)	99,000	—	—	—
Adjustments for redeemable noncontrolling interests(d)	—	—	—	—
MFFO attributable to controlling interest	$24,623,000	$12,941,000	$287,000	$—
Weighted average Class T and Class I common shares outstanding — basic and diluted	54,847,197	27,754,701	3,131,466	20,833
Net (loss) income per Class T and Class I common share — basic and diluted	$(0.16)	$0.02	$(1.75)	$—
FFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$0.45	$0.51	$(1.35)	$—
MFFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$0.45	$0.47	$0.09	$—
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

(d)
Includes all adjustments to eliminate the unconsolidated entity’s share or redeemable noncontrolling interests’ share, as applicable, of the adjustments described in notes (a) – (c) above to convert our FFO to MFFO.

(3)	Net Operating Income:
NOI is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, acquisition related expenses, depreciation and amortization, interest expense, loss from unconsolidated entity, other income and income tax expense. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offering to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent redeployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses are not reimbursed by our advisor or its affiliates and third parties, and therefore, if there is no further cash on hand from the proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows. As a result, the amount of proceeds available for investment, operations and non-operating expenses would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offering. Certain acquisition related expenses under GAAP, such as expenses incurred in connection with property acquisitions accounted for as business combinations, are considered operating expenses and as expenses included in the determination of net income (loss), which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.
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

To facilitate understanding of this financial measure, the following is a reconciliation of net (loss) income, which is the most directly comparable GAAP financial measure, to net operating income for the years ended December 31, 2018, 2017 and 2016 and for the period from January 23, 2015 (Date of Inception) through December 31, 2015:

	Years Ended December 31,			Period from January 23, 2015 (Date of Inception) through
	2018	2017	2016	December 31, 2015
Net (loss) income	$(8,586,000)	$508,000	$(5,474,000)	$—
General and administrative	9,172,000	4,338,000	1,221,000	—
Acquisition related expenses	2,795,000	655,000	4,745,000	—
Depreciation and amortization	32,658,000	13,639,000	1,252,000	—
Interest expense	6,788,000	2,699,000	514,000	—
Loss from unconsolidated entity	110,000	—	—	—
Other income	(11,000)	(1,000)	—	—
Income tax expense	8,000	—	—	—
Net operating income	$42,934,000	$21,838,000	$2,258,000	$—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT IV, Inc. and its subsidiaries, including Griffin-American Healthcare REIT IV Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2018 and 2017, together with our results of operations and cash flows for the years ended December 31, 2018, 2017 and 2016.
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
On February 16, 2016, we commenced our initial public offering, or our offering, in which we were initially offering to the public up to $3,150,000,000 in shares of our Class T common stock, consisting of up to $3,000,000,000 in shares of our Class T common stock at a price of $10.00 per share in our primary offering and up to $150,000,000 in shares of our Class T common stock for $9.50 per share pursuant to our distribution reinvestment plan, as amended, or the DRIP. Effective June 17, 2016, we reallocated certain of the unsold shares of Class T common stock being offered and began offering shares of Class I common stock, such that we were offering up to approximately $2,800,000,000 in shares of Class T common stock and $200,000,000 in shares of Class I common stock in our primary offering, and up to an aggregate of $150,000,000 in shares of our Class T and Class I common stock pursuant to the DRIP, aggregating up to $3,150,000,000, or the maximum offering amount.
The shares of our Class T common stock in our primary offering were being offered at a price of $10.00 per share prior to April 11, 2018. The shares of our Class I common stock in our primary offering were being offered at a price of $9.30 per share prior to March 1, 2017 and $9.21 per share from March 1, 2017 to April 10, 2018. The shares of our Class T and Class I common stock issued pursuant to the DRIP were sold at a price of $9.50 per share prior to January 1, 2017 and $9.40 per share from January 1, 2017 to April 10, 2018. On April 6, 2018, our board of directors, at the recommendation of the audit committee of our board of directors, comprised solely of independent directors, unanimously approved and established an estimated per share net asset value, or NAV, of our common stock of $9.65. As a result, on April 6, 2018, our board of directors unanimously approved revised offering prices for each class of shares of our common stock to be sold in the primary portion of our initial public offering based on the estimated per share NAV of our Class T and Class I common stock of $9.65 plus any applicable per share up-front selling commissions and dealer manager fees funded by us, effective April 11, 2018. Accordingly, the revised offering price for shares of our Class T common stock and Class I common stock sold pursuant to our primary offering on or after April 11, 2018 was $10.05 per share and $9.65 per share, respectively. Effective April 11, 2018, the shares of our Class T and Class I common stock issued pursuant to the DRIP were sold at a price of $9.65 per share, the most recent estimated per share NAV approved and established by our board of directors.
As of December 31, 2018, we had received and accepted subscriptions in our offering for 66,755,516 aggregate shares of our Class T and Class I common stock, or approximately $665,403,000, and a total of $27,097,000 in distributions were reinvested that resulted in 2,846,786 shares of our common stock being issued pursuant to the DRIP. On February 15, 2019, we terminated our offering. As of February 15, 2019, we had received and accepted subscriptions in our offering for 75,625,285 aggregate shares of our Class T and Class I common stock, or approximately $753,975,000, and a total of $31,021,000 in distributions were reinvested that resulted in 3,253,543 shares of our common stock being issued pursuant to the DRIP.
On January 18, 2019, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, or the Securities Act, to register a maximum of $100,000,000 of additional shares of our common stock to be issued pursuant to the DRIP, or the 2019 DRIP Offering. The shares of our Class T and Class I common stock issued pursuant to the 2019 DRIP Offering are sold at a price of $9.65 per share, the most recent estimated per share NAV approved and established by our board of directors. The Registration Statement on Form S-3 was automatically effective with the SEC upon its filing; we commenced offering shares pursuant to the 2019 DRIP Offering on March 1, 2019. See Note 21, Subsequent Events — 2019 DRIP Offering, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
We conduct substantially all of our operations through Griffin-American Healthcare REIT IV Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT IV Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 16, 2016 and had a one-year term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 12, 2019 and expires on February 16, 2020. Our advisor uses its best efforts, subject to the oversight and review of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Company, LLC, or Griffin Capital, or collectively, our co-sponsors. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony Capital, Inc. (NYSE: CLNY), or Colony Capital, and 7.8% owned by James F. Flaherty III, a former partner of Colony Capital. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or our dealer manager, Colony Capital or Mr. Flaherty; however, we are affiliated with Griffin-American Healthcare REIT IV Advisor, LLC, American Healthcare Investors and AHI Group Holdings.
We currently operate through four reportable business segments — medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities. As of December 31, 2018, we had completed 33 property acquisitions whereby we owned 66 properties, comprising 69 buildings, or approximately 3,835,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $821,689,000, as well as an interest in a joint venture which owns and operates a portfolio of integrated senior health campuses and ancillary businesses.
Critical Accounting Policies
We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition, tenant receivables and allowance for uncollectible accounts, accounting for property acquisitions, capitalization of expenditures and depreciation of assets, impairment of long-lived and intangible assets, properties held for sale and qualification as a REIT. These estimates are made and evaluated on an on-going basis using information that is available as well as various other assumptions believed to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We believe that our critical accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2018, in Note 2, Summary of Significant Accounting Policies. There have been no significant changes to our critical accounting policies during 2018 other than those resulting from new accounting standards.

Recently Issued or Adopted Accounting Pronouncements
For a discussion of recently issued or adopted accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued or Adopted Accounting Pronouncements, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Acquisitions in 2019, 2018, 2017 and 2016
For a discussion of property acquisitions in 2019, 2018, 2017 and 2016, see Note 3, Real Estate Investments, Net and Note 21, Subsequent Events — Property Acquisition, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
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
Real Estate Revenue
The amount of revenue generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease available space at the then existing market rates. Negative trends in one or more of these factors could adversely affect our revenue in the future.
Scheduled Lease Expirations
Excluding our senior housing — RIDEA facilities, as of December 31, 2018, our properties were 96.4% leased and during 2019, 1.7% of the leased GLA is scheduled to expire. Our senior housing— RIDEA facilities were 77.7% leased for the twelve months ended December 31, 2018 and substantially all of our leases with residents at such properties are for a term of one year or less. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next 12 months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy.
As of December 31, 2018, our remaining weighted average lease term was 9.8 years, excluding our senior housing —RIDEA facilities.
Discussion of Operating Results
Comparison of the Years Ended December 31, 2018, 2017 and 2016
Our operating results are primarily comprised of income derived from our portfolio of properties and expenses in connection with the acquisition and operation of such properties. In general, we expect amounts related to our portfolio of operating properties to increase in the future based on a full year of operations of newly acquired properties as well as any additional real estate and real estate-related investments we may acquire.
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2016; senior housing facility in December 2016; senior housing — RIDEA facility in November 2017; and skilled nursing facility in March 2018, we added a new reporting segment at each such time. As of December 31, 2018, we operated through four reportable business segments, with activities related to investing in medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities.

Comparison of the Years Ended December 31, 2018, 2017 and 2016
Changes in our operating results are primarily due to owning 69 buildings as of December 31, 2018, as compared to 40 buildings as of December 31, 2017 and as compared to 12 buildings as of December 31, 2016. As of December 31, 2018, 2017 and 2016, we owned the following types of properties:

	December 31,
	2018			2017			2016
	Number of Buildings	Aggregate Contract Purchase Price	Leased %	Number of Buildings	Aggregate Contract Purchase Price	Leased %	Number of Buildings	Aggregate Contract Purchase Price	Leased %
Medical office buildings	29	$423,439,000	93.5%	18	$262,290,000	93.3%	10	$122,070,000	90.1%
Senior housing	18	150,350,000	100%	12	94,350,000	100%	2	16,750,000	100%
Senior housing — RIDEA	12	137,100,000	(1)	10	109,500,000	(1)	—	—	—%
Skilled nursing facilities	10	110,800,000	100%	—	—	—%	—	—	—%
Total/weighted average(2)	69	$821,689,000	96.4%	40	$466,140,000	95.2%	12	$138,820,000	91.3%
___________

(1)
For the years ended December 31, 2018 and 2017, the leased percentage for the resident units of our senior housing RIDEA facilities was 77.7% and 76.0%, respectively, based on daily average occupancy of licensed beds/units. We did not own and operate any senior housing facilities utilizing a RIDEA structure for the year ended December 31, 2016.

(2)	Leased percentage excludes our senior housing — RIDEA facilities.
Revenues
Our primary sources of revenue include rent and resident fees and services from our properties. Revenue by reportable segment consisted of the following for the periods then ended:

	Years Ended December 31,
	2018	2017	2016
Real Estate Revenue
Medical office buildings	$34,339,000	$22,320,000	$3,029,000
Senior housing	8,994,000	5,450,000	127,000
Skilled nursing facilities	4,266,000	—	—
Total real estate revenue	47,599,000	27,770,000	3,156,000
Resident Fees and Services
Senior housing — RIDEA	36,857,000	5,563,000	—
Total resident fees and services	36,857,000	5,563,000	—
Total revenues	$84,456,000	$33,333,000	$3,156,000

For the years ended December 31, 2018, 2017 and 2016, real estate revenue was $47,599,000, $27,770,000 and $3,156,000 respectively, and primarily comprised of base rent of $35,340,000, $20,705,000 and $2,356,000, respectively, and expense recoveries of $8,933,000, $5,162,000 and $563,000, respectively. The increase in real estate revenue for the year ended December 31, 2018, compared to the year ended December 31, 2017, was primarily due to the acquisition of 11 medical office buildings and 10 skilled nursing facilities subsequent to December 31, 2017. The increase in real estate revenue for the year ended December 31, 2017, compared to the year ended December 31, 2016, was primarily due to the acquisition of eight medical office buildings subsequent to December 31, 2016. For the years ended December 31, 2018 and 2017, resident fees and services consisted of rental fees related to resident leases and extended health care fees. We did not own or operate any senior housing — RIDEA facilities prior to November 2017.
Rental Expenses and Property Operating Expenses
Rental expenses and rental expenses as a percentage of real estate revenue, as well as property operating expenses and property operating expenses as a percentage of resident fees and services, by reportable segment, consisted of the following for the periods then ended:

	Years Ended December 31,
	2018		2017		2016
Rental Expenses
Medical office buildings	$9,934,000	28.9%	$6,694,000	30.0%	$887,000	29.3%
Senior housing	1,214,000	13.5%	598,000	11.0%	11,000	8.7%
Skilled nursing facilities	351,000	8.2%	—	—%	—	—%
Total rental expenses	$11,499,000	24.2%	$7,292,000	26.3%	$898,000	28.5%
Property Operating Expenses
Senior housing — RIDEA	$30,023,000	81.5%	$4,203,000	75.6%	$—	—%
Total property operating expenses	$30,023,000	81.5%	$4,203,000	75.6%	$—	—%
The increase in rental expenses for the years ended December 31, 2018 and 2017, compared to the corresponding prior year periods, is commensurate with the increase in real estate revenue and growth of our portfolio of properties, as further indicated by the consistency in rental expenses as a percentage of real estate revenue over the periods shown in the table above.
Senior housing — RIDEA facilities typically have a higher percentage of direct operating expenses to revenue than medical office buildings, senior housing facilities and skilled nursing facilities due to the nature of RIDEA facilities where we conduct day-to-day operations.
General and Administrative
General and administrative consisted of the following for the periods then ended:

	Years Ended December 31,
	2018	2017	2016
Asset management fees — affiliates	$4,975,000	$2,344,000	$151,000
Professional and legal fees	1,436,000	878,000	410,000
Bad debt expense	1,274,000	83,000	—
Transfer agent services	362,000	213,000	65,000
Board of directors fees	253,000	216,000	198,000
Bank charges	240,000	39,000	—
Directors’ and officers’ liability insurance	212,000	213,000	206,000
Restricted stock compensation	185,000	131,000	80,000
Franchise taxes	100,000	146,000	33,000
Other	135,000	75,000	78,000
Total	$9,172,000	$4,338,000	$1,221,000

The increase in general and administrative expenses in 2018 as compared to 2017 was primarily due to the purchase of additional properties in 2017 and 2018 and thus incurring higher asset management fees to our advisor or its affiliates and higher professional and legal fees. In addition, we incurred higher transfer agent service fees for 2018 as compared to the corresponding prior year periods, due to an increase in the number of investors in connection with the increased equity raise pursuant to our offering throughout 2016, 2017 and 2018. We expect general and administrative expenses to continue to increase as we acquire additional properties.
Acquisition Related Expenses
For the year ended December 31, 2018, acquisition related expenses were $2,795,000, which were related primarily to the acquisition fee paid upon the purchase of 6.0% of the total membership interests in Trilogy REIT Holdings, LLC on October 1, 2018, as well as expenses incurred in pursuit of properties that did not result in an acquisition. For the year ended December 31, 2018, we completed $355,549,000 in property acquisitions accounted for as asset acquisitions; however, the direct acquisition related expenses of $12,989,000 associated with such property acquisitions were capitalized in accordance with Accounting Standards Update, or ASU, 2017-01, Clarifying the Definition of a Business, or ASU 2017-01. See Note 2, Summary of Significant Accounting Policies, for a further discussion of our adoption of ASU 2017-01 on January 1, 2017.
For the year ended December 31, 2017, acquisition related expenses were $655,000, which were related primarily to expenses incurred in pursuit of properties that did not result in an acquisition. For the year ended December 31, 2017, we completed $327,320,000 in property acquisitions accounted for as asset acquisitions; however, the direct acquisition related expenses of $10,984,000 associated with such property acquisitions were capitalized in accordance with ASU 2017-01. See Note 2, Summary of Significant Accounting Policies, for a further discussion of our adoption of ASU 2017-01 on January 1, 2017.
For the year ended December 31, 2016, acquisition related expenses were $4,745,000, which were related primarily to expenses associated with our completion of $138,820,000 in property acquisitions accounted for as business combinations in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 805, Business Combinations, or ASC Topic 805, including base acquisition fees of $3,124,000 incurred to our advisor. See Note 2, Summary of Significant Accounting Policies, for a further discussion of ASC Topic 805.
Depreciation and Amortization
For the years ended December 31, 2018, 2017 and 2016, depreciation and amortization was $32,658,000, $13,639,000 and $1,252,000, respectively, and consisted primarily of depreciation on our operating properties of $16,723,000, $8,137,000 and $822,000, respectively, and amortization on our identified intangible assets of $15,874,000, $5,493,000 and $430,000, respectively.
Interest Expense
Interest expense consisted of the following for the periods then ended:

	Years Ended December 31,
	2018	2017	2016
Interest expense:
Line of credit and term loan	$4,984,000	$1,819,000	$343,000
Mortgage loans payable	715,000	413,000	53,000
Amortization of deferred financing costs:
Line of credit and term loan	1,000,000	442,000	119,000
Mortgage loans payable	76,000	38,000	2,000
Amortization of debt discount/premium	13,000	(13,000)	(3,000)
Total	$6,788,000	$2,699,000	$514,000
Liquidity and Capital Resources
Our sources of funds will primarily be the cash on hand from the net proceeds of our offering, which we terminated on February 15, 2019, operating cash flows and borrowings. Our total capacity to pay operating expenses, interest and distributions and acquire real estate and real estate-related investments is a function of our current cash position, our borrowing capacity on our line of credit, as well as any future indebtedness that we may incur. As of December 31, 2018, our cash on hand was $14,388,000 and we had $125,000,000 available on our line of credit and term loan. We believe that these resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months.
Our principal demands for funds will be for acquisitions of real estate and real estate-related investments, payment of operating expenses, expenditures for capital improvements and interest on our current and future indebtedness and payment of cash distributions to our stockholders. We estimate that we will require approximately $12,627,000 to pay interest on our outstanding indebtedness in 2019, based on interest rates in effect as of December 31, 2018, and that we will require $518,000 to pay principal on our outstanding indebtedness in 2019.
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
Based on the properties we own as of December 31, 2018, we estimate that our expenditures for capital and tenant improvements will require up to $8,855,000 within the next 12 months. As of December 31, 2018, we had $202,000 of restricted cash in reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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

Cash Flows
The following table sets forth changes in cash flows:

	Years Ended December 31,
	2018	2017	2016
Cash, cash equivalents and restricted cash — beginning of period	$7,103,000	$2,237,000	$202,000
Net cash provided by (used in) operating activities	15,423,000	12,404,000	(3,621,000)
Net cash used in investing activities	(411,554,000)	(330,688,000)	(133,322,000)
Net cash provided by financing activities	403,618,000	323,150,000	138,978,000
Cash, cash equivalents and restricted cash — end of period	$14,590,000	$7,103,000	$2,237,000
The following summary discussion of our changes in our cash flows is based on our consolidated statements of cash flows appearing elsewhere in this Annual Report on Form 10-K and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
For the years ended December 31, 2018, 2017 and 2016, cash flows provided by (used in) operating activities primarily related to the cash flows provided by our property operations, offset by payments of general and administrative expenses. See “Results of Operations” above for a further discussion. We anticipate cash flows from operating activities to increase as we purchase additional real estate investments.
Investing Activities
For the year ended December 31, 2018, cash flows used in investing activities related primarily to the acquisition of 15 properties in the amount of $355,070,000, our investment in an unconsolidated entity for $48,000,000 and the payment of $4,257,000 for capital expenditures. For the year ended December 31, 2017, cash flows used in investing activities related primarily to the acquisition of nine properties in the amount of $328,933,000 and the payment of $1,121,000 for capital expenditures. For the year ended December 31, 2016, cash flows used in investing activities related primarily to the acquisition of nine properties in the amount of $133,099,000 and the payment of $200,000 for real estate deposits. Cash flows used in investing activities are heavily dependent upon the investment of our net offering proceeds in real estate investments. We anticipate cash flows used in investing activities to increase as we acquire additional properties and real estate-related investments.
Financing Activities
For the year ended December 31, 2018, cash flows provided by financing activities related primarily to funds raised from investors in our offering in the amount of $254,017,000 and net borrowings on our line of credit and term loan of $190,900,000, partially offset by the payment of offering costs of $19,817,000 in connection with our offering, distributions to our common stockholders of $13,989,000, the payment of deferred financing costs of $4,092,000 in connection with our line of credit and term loan and mortgage loans payable and $3,312,000 in repurchases of common stock. For the year ended December 31, 2017, cash flows provided by financing activities related primarily to funds raised from investors in our offering in the amount of $298,639,000 and net borrowings on our line of credit of $50,200,000, partially offset by the payment of offering costs of $18,072,000 in connection with our offering, distributions to our common stockholders of $6,398,000 and the payment of deferred financing costs of $1,115,000 in connection with our line of credit and term loan and mortgage loans payable. For the year ended December 31, 2016, cash flows provided by financing activities related primarily to funds raised from investors in our offering in the amount of $111,024,000 and net borrowings on our line of credit of $33,900,000, partially offset by the payment of offering costs of $4,191,000 in connection with our offering, the payment of deferred financing costs of $1,146,000 in connection with our line of credit and mortgage loans payable and distributions to our common stockholders of $549,000. Overall, we anticipate cash flows from financing activities to decrease in the future since we terminated our offering on February 15, 2019. However, we anticipate our indebtedness to increase as we acquire additional properties and real estate-related investments.

Distributions
The income tax treatment for distributions reportable for the years ended December 31, 2018, 2017 and 2016 was as follows:

	Years Ended December 31,
	2018		2017		2016
Ordinary income	$11,909,000	37.7%	$6,021,000	39.9%	$—	—%
Capital gain	—	—	—	—	—	—
Return of capital	19,673,000	62.3	9,055,000	60.1	1,345,000	100
	$31,582,000	100%	$15,076,000	100%	$1,345,000	100%
Amounts listed above do not include distributions paid on nonvested shares of our restricted common stock, which have been separately reported.
See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions, for a further discussion of our distributions.
Financing
We intend to continue to finance a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that our overall leverage will not exceed 50.0% of the combined market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2018, our aggregate borrowings were 31.7% of the combined market value of all of our real estate investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we qualify and maintain our qualification as a REIT for federal income tax purposes. As of March 18, 2019 and December 31, 2018, our leverage did not exceed 300% of the value of our net assets.
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
Debt Service Requirements
Typically, a significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of December 31, 2018, we had $17,256,000 ($16,892,000, including discount/premium and deferred financing costs, net) of fixed-rate mortgage loans payable outstanding secured by our properties. As of December 31, 2018, we had $275,000,000 outstanding, and $125,000,000 remained available under our line of credit and term loan. See Note 6, Mortgage Loans Payable, Net, and Note 7, Line of Credit and Term Loan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
We are required by the terms of certain loan documents to meet certain covenants, such as leverage ratios, net worth ratios, debt service coverage ratios, fixed charge coverage ratios and reporting requirements. As of December 31, 2018, we were in compliance with all such covenants and requirements on our mortgage loans payable and our line of credit and term loan. As of December 31, 2018, the weighted average effective interest rate on our outstanding debt was 4.27% per annum.
Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our line of credit and term loan; (ii) interest payments on our mortgage loans payable and our line of credit and term loan; and (iii) ground and other lease obligations as of December 31, 2018:

	Payments Due by Period
	2019	2020-2021	2022-2023	Thereafter	Total
Principal payments — fixed-rate debt	$518,000	$8,585,000	$933,000	$7,220,000	$17,256,000
Interest payments — fixed-rate debt	775,000	861,000	649,000	497,000	2,782,000
Principal payments — variable-rate debt	—	275,000,000	—	—	275,000,000
Interest payments — variable-rate debt (based on rates in effect as of December 31, 2018)	11,852,000	22,762,000	—	—	34,614,000
Ground and other lease obligations	307,000	614,000	614,000	11,978,000	13,513,000
Total	$13,452,000	$307,822,000	$2,196,000	$19,695,000	$343,165,000
Off-Balance Sheet Arrangements
As of December 31, 2018, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Inflation
During the year ended December 31, 2018, inflation has not significantly affected our operations because of the moderate inflation rate; however, we expect to be exposed to inflation risk as income from future long-term leases will be the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions include negotiated rental increases, reimbursement billings for operating expense pass-through charges, and real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk. There were no material changes in our market risk exposures between the years ended December 31, 2018, 2017 and 2016.
Interest Rate Risk
We are exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our interest rate risk is monitored using a variety of techniques. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow or lend at fixed or variable rates. We have entered into and may continue to enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivatives or interest rate transactions for speculative purposes.
As of December 31, 2018, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Fixed-rate debt — principal payments	$518,000	$8,151,000	$434,000	$455,000	$478,000	$7,220,000	$17,256,000	$16,920,000
Weighted average interest rate on maturing fixed-rate debt	4.81%	4.77%	4.83%	4.84%	4.84%	4.13%	4.51%	—
Variable-rate debt — principal payments	$—	$—	$275,000,000	$—	$—	$—	$275,000,000	$275,124,000
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of December 31, 2018)	—%	—%	4.25%	—%	—%	—%	4.25%	—
Mortgage Loans Payable, Net and Line of Credit and Term Loan
Mortgage loans payable was $17,256,000 ($16,892,000, including discount/premium and deferred financing costs, net) as of December 31, 2018. As of December 31, 2018, we had three fixed-rate mortgage loans payable with interest rates ranging from 3.75% to 5.25% per annum. In addition, as of December 31, 2018, we had $275,000,000 outstanding under our line of credit and term loan at a weighted-average interest rate of 4.25% per annum.
As of December 31, 2018, the weighted average effective interest rate on our outstanding debt was 4.27% per annum. An increase in the variable interest rate on our variable-rate line of credit and term loan constitutes a market risk. As of December 31, 2018, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on our variable-rate line of credit and term loan by $1,394,000, or 24.5% of total annualized interest expense on our mortgage loans payable and our line of credit and term loan. See Note 6, Mortgage Loans Payable, Net, and Note 7, Line of Credit and Term Loan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2018 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2018, were effective at the reasonable assurance level.
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
Based on our evaluation under the Internal Control-Integrated Framework issued in 2013, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
(c) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2019 annual meeting of stockholders.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2019 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2019 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2019 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2019 annual meeting of stockholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements:
(a)(2) Financial Statement Schedule:
The following financial statement schedule for the year ended December 31, 2018 is submitted herewith:

Page
Real Estate and Accumulated Depreciation (Schedule III)	138
All schedules other than the one listed above have been omitted as the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.

(a)(3) Exhibits:

Page
The exhibits listed in this section are included, or incorporated by reference, in this annual report.	142
(b) Exhibits:
See Item 15(a)(3) above.
(c) Financial Statement Schedule:
See Item 15(a)(2) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Griffin-American Healthcare REIT IV, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Griffin American Healthcare REIT IV, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, equity, and cash flows, for each of the three years in the period ended December 31, 2018 and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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
March 18, 2019

We have served as the Company’s auditor since 2015.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2018 and 2017

	December 31,
	2018	2017
ASSETS
Real estate investments, net	$731,676,000	$419,665,000
Cash and cash equivalents	14,388,000	7,087,000
Accounts and other receivables, net	11,249,000	2,838,000
Restricted cash	202,000	16,000
Real estate deposits	3,900,000	500,000
Identified intangible assets, net	74,723,000	44,821,000
Other assets, net	60,234,000	5,226,000
Total assets	$896,372,000	$480,153,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans payable, net(1)	$16,892,000	$11,567,000
Line of credit and term loan(1)	275,000,000	84,100,000
Accounts payable and accrued liabilities(1)	32,395,000	19,428,000
Accounts payable due to affiliates(1)	8,588,000	8,118,000
Identified intangible liabilities, net	1,627,000	1,737,000
Security deposits, prepaid rent and other liabilities(1)	2,827,000	977,000
Total liabilities	337,329,000	125,927,000

Commitments and contingencies (Note 9)

Redeemable noncontrolling interests (Note 10)	1,371,000	1,002,000

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Class T common stock, $0.01 par value per share; 900,000,000 shares authorized; 64,996,843 and 39,972,049 shares issued and outstanding as of December 31, 2018 and 2017, respectively	650,000	400,000
Class I common stock, $0.01 par value per share; 100,000,000 shares authorized; 4,258,128 and 2,235,111 shares issued and outstanding as of December 31, 2018 and 2017, respectively	42,000	22,000
Additional paid-in capital	621,759,000	376,284,000
Accumulated deficit	(64,779,000)	(23,482,000)
Total stockholders’ equity	557,672,000	353,224,000
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$896,372,000	$480,153,000
___________

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
As of December 31, 2018 and 2017

(1)
Such liabilities of Griffin-American Healthcare REIT IV, Inc. as of December 31, 2018 and 2017 represented liabilities of Griffin-American Healthcare REIT IV Holdings, LP or its consolidated subsidiaries. Griffin-American Healthcare REIT IV Holdings, LP is a variable interest entity and a consolidated subsidiary of Griffin-American Healthcare REIT IV, Inc. The creditors of Griffin-American Healthcare REIT IV Holdings, LP or its consolidated subsidiaries do not have recourse against Griffin-American Healthcare REIT IV, Inc., except for the 2018 Credit Facility and 2017 Credit Facility, as defined in Note 7, held by Griffin-American Healthcare REIT IV Holdings, LP in the amount of $275,000,000 and $84,100,000 as of December 31, 2018 and 2017, respectively, which is guaranteed by Griffin-American Healthcare REIT IV, Inc.

The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2018, 2017 and 2016

	Years Ended December 31,
	2018	2017	2016
Revenues:
Real estate revenue	$47,599,000	$27,770,000	$3,156,000
Resident fees and services	36,857,000	5,563,000	—
Total revenues	84,456,000	33,333,000	3,156,000
Expenses:
Rental expenses	11,499,000	7,292,000	898,000
Property operating expenses	30,023,000	4,203,000	—
General and administrative	9,172,000	4,338,000	1,221,000
Acquisition related expenses	2,795,000	655,000	4,745,000
Depreciation and amortization	32,658,000	13,639,000	1,252,000
Total expenses	86,147,000	30,127,000	8,116,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium)	(6,788,000)	(2,699,000)	(514,000)
Loss from unconsolidated entity	(110,000)	—	—
Other income	11,000	1,000	—
(Loss) income before income taxes	(8,578,000)	508,000	(5,474,000)
Income tax expense	(8,000)	—	—
Net (loss) income	(8,586,000)	508,000	(5,474,000)
Less: net loss attributable to redeemable noncontrolling interests	232,000	33,000	—
Net (loss) income attributable to controlling interest	$(8,354,000)	$541,000	$(5,474,000)
Net (loss) income per Class T and Class I common share attributable to controlling interest — basic and diluted	$(0.15)	$0.02	$(1.75)
Weighted average number of Class T and Class I common shares outstanding — basic and diluted	54,847,197	27,754,701	3,131,466
The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2018, 2017 and 2016

	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests		Total Equity
BALANCE — December 31, 2015	20,833	$—	$200,000	$—	$200,000	$2,000		$202,000
Issuance of common stock	11,257,889	113,000	112,035,000	—	112,148,000	—		112,148,000
Offering costs — common stock	—	—	(13,618,000)	—	(13,618,000)	—		(13,618,000)
Issuance of common stock under the DRIP	83,717	1,000	795,000	—	796,000	—		796,000
Issuance of vested and nonvested restricted common stock	15,000	—	30,000	—	30,000	—		30,000
Amortization of nonvested common stock compensation	—	—	50,000	—	50,000	—		50,000
Reclassification of noncontrolling interest to mezzanine equity	—	—	—	—	—	(2,000)		(2,000)
Distributions declared ($0.40 per share)	—	—	—	(1,877,000)	(1,877,000)	—		(1,877,000)
Net loss	—	—	—	(5,474,000)	(5,474,000)	—		(5,474,000)
BALANCE — December 31, 2016	11,377,439	$114,000	$99,492,000	$(7,351,000)	$92,255,000	$—		$92,255,000
Issuance of common stock	29,960,609	300,000	297,776,000	—	298,076,000	—		298,076,000
Offering costs — common stock	—	—	(29,028,000)	—	(29,028,000)	—		(29,028,000)
Issuance of common stock under the DRIP	924,358	9,000	8,680,000	—	8,689,000	—		8,689,000
Issuance of vested and nonvested restricted common stock	22,500	—	45,000	—	45,000	—		45,000
Amortization of nonvested common stock compensation	—	—	86,000	—	86,000	—		86,000
Repurchase of common stock	(77,746)	(1,000)	(734,000)	—	(735,000)	—		(735,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(33,000)	—	(33,000)	—		(33,000)
Distributions declared ($0.60 per share)	—	—	—	(16,672,000)	(16,672,000)	—		(16,672,000)
Net income	—	—	—	541,000	541,000	—	(1)	541,000
BALANCE — December 31, 2017	42,207,160	$422,000	$376,284,000	$(23,482,000)	$353,224,000	$—		$353,224,000
Issuance of common stock	25,537,018	256,000	254,996,000	—	255,252,000	—		255,252,000
Offering costs — common stock	—	—	(23,760,000)	—	(23,760,000)	—		(23,760,000)
Issuance of common stock under the DRIP	1,838,711	18,000	17,594,000	—	17,612,000	—		17,612,000
Issuance of vested and nonvested restricted common stock	22,500	—	45,000	—	45,000	—		45,000
Amortization of nonvested common stock compensation	—	—	140,000	—	140,000	—		140,000
Repurchase of common stock	(350,418)	(4,000)	(3,308,000)	—	(3,312,000)	—		(3,312,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(232,000)	—	(232,000)	—		(232,000)
Distributions declared ($0.60 per share)	—	—	—	(32,943,000)	(32,943,000)	—		(32,943,000)
Net loss	—	—	—	(8,354,000)	(8,354,000)	—	(1)	(8,354,000)
BALANCE — December 31, 2018	69,254,971	$692,000	$621,759,000	$(64,779,000)	$557,672,000	$—		$557,672,000
___________

(1)
Amount excludes $(232,000) and $(33,000) of net loss attributable to redeemable noncontrolling interests for the years ended December 31, 2018 and 2017, respectively. See Note 10, Redeemable Noncontrolling Interests, for a further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2018, 2017 and 2016

	Years Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(8,586,000)	$508,000	$(5,474,000)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Loss from unconsolidated entity	110,000	—	—
Depreciation and amortization	32,658,000	13,639,000	1,252,000
Other amortization (including deferred financing costs, above/below-market leases, leasehold interests, above-market leasehold interests and debt discount/premium)	1,015,000	415,000	104,000
Deferred rent	(3,029,000)	(1,705,000)	(207,000)
Stock based compensation	185,000	131,000	80,000
Share discounts	—	3,000	59,000
Bad debt expense	1,274,000	83,000	—
Changes in operating assets and liabilities:
Accounts and other receivables	(7,413,000)	(2,166,000)	(284,000)
Other assets	(336,000)	(905,000)	(17,000)
Accounts payable and accrued liabilities	232,000	2,436,000	770,000
Accounts payable due to affiliates	338,000	239,000	127,000
Security deposits, prepaid rent and other liabilities	(1,025,000)	(274,000)	(31,000)
Net cash provided by (used in) operating activities	15,423,000	12,404,000	(3,621,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate investments	(355,070,000)	(328,933,000)	(133,099,000)
Investment in unconsolidated entity	(48,000,000)	—	—
Distributions in excess of loss from unconsolidated entity	290,000	—	—
Capital expenditures	(4,257,000)	(1,121,000)	(23,000)
Real estate deposits	(3,400,000)	(300,000)	(200,000)
Pre-acquisition expenses	(1,117,000)	(334,000)	—
Net cash used in investing activities	(411,554,000)	(330,688,000)	(133,322,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on mortgage loans payable	(449,000)	(273,000)	(60,000)
Borrowings under the line of credit and term loan	771,200,000	308,600,000	90,700,000
Payments on the line of credit and term loan	(580,300,000)	(258,400,000)	(56,800,000)
Proceeds from issuance of common stock	254,017,000	298,639,000	111,024,000
Contribution from noncontrolling interests	369,000	1,000,000	—
Deferred financing costs	(4,092,000)	(1,115,000)	(1,146,000)
Repurchase of common stock	(3,312,000)	(735,000)	—
Payment of offering costs	(19,817,000)	(18,072,000)	(4,191,000)
Security deposits	(9,000)	(96,000)	—
Distributions paid	(13,989,000)	(6,398,000)	(549,000)
Net cash provided by financing activities	403,618,000	323,150,000	138,978,000
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	7,487,000	4,866,000	2,035,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	7,103,000	2,237,000	202,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$14,590,000	$7,103,000	$2,237,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Years Ended December 31, 2018, 2017 and 2016

	Years Ended December 31,
	2018	2017	2016
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period:
Cash and cash equivalents	$7,087,000	$2,237,000	$202,000
Restricted cash	16,000	—	—
Cash, cash equivalents and restricted cash	$7,103,000	$2,237,000	$202,000

End of period:
Cash and cash equivalents	$14,388,000	$7,087,000	$2,237,000
Restricted cash	202,000	16,000	—
Cash, cash equivalents and restricted cash	$14,590,000	$7,103,000	$2,237,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$5,194,000	$2,052,000	$203,000
Income taxes	$14,000	$7,000	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Investing Activities:
Accrued capital expenditures	$5,391,000	$1,355,000	$—
Accrued pre-acquisition expenses	$154,000	$75,000	$—
Tenant improvement overage	$692,000	$—	$—
The following represents the increase in certain assets and liabilities in connection with our acquisitions of real estate investments:
Other assets	$225,000	$236,000	$239,000
Mortgage loans payable	$5,808,000	$8,000,000	$4,129,000
Accounts payable and accrued liabilities	$3,415,000	$1,731,000	$212,000
Security deposits and prepaid rent	$2,193,000	$728,000	$648,000
Financing Activities:
Issuance of common stock under the DRIP	$17,612,000	$8,689,000	$796,000
Distributions declared but not paid	$3,459,000	$2,117,000	$532,000
Accrued Contingent Advisor Payment	$7,866,000	$7,744,000	$5,404,000
Accrued stockholder servicing fee	$16,395,000	$12,611,000	$3,973,000
Reclassification of noncontrolling interest to mezzanine equity	$—	$—	$2,000
Accrued deferred financing costs	$24,000	$2,000	$14,000
Receivable from transfer agent	$1,670,000	$471,000	$1,015,000
The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2018, 2017 and 2016
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
On February 16, 2016, we commenced our initial public offering, or our offering, in which we were initially offering to the public up to $3,150,000,000 in shares of our Class T common stock, consisting of up to $3,000,000,000 in shares of our Class T common stock at a price of $10.00 per share in our primary offering and up to $150,000,000 in shares of our Class T common stock for $9.50 per share pursuant to our distribution reinvestment plan, as amended, or the DRIP. Effective June 17, 2016, we reallocated certain of the unsold shares of Class T common stock being offered and began offering shares of Class I common stock, such that were offering up to approximately $2,800,000,000 in shares of Class T common stock and $200,000,000 in shares of Class I common stock in our primary offering, and up to an aggregate of $150,000,000 in shares of our Class T and Class I common stock pursuant to the DRIP, aggregating up to $3,150,000,000, or the maximum offering amount.
The shares of our Class T common stock in our primary offering were being offered at a price of $10.00 per share prior to April 11, 2018. The shares of our Class I common stock in our primary offering were being offered at a price of $9.30 per share prior to March 1, 2017 and $9.21 per share from March 1, 2017 to April 10, 2018. The shares of our Class T and Class I common stock issued pursuant to the DRIP were sold at a price of $9.50 per share prior to January 1, 2017 and $9.40 per share from January 1, 2017 to April 10, 2018. On April 6, 2018, our board of directors, at the recommendation of the audit committee of our board of directors, comprised solely of independent directors, unanimously approved and established an estimated per share net asset value, or NAV, of our common stock of $9.65. As a result, on April 6, 2018, our board of directors unanimously approved revised offering prices for each class of shares of our common stock to be sold in the primary portion of our initial public offering based on the estimated per share NAV of our Class T and Class I common stock of $9.65 plus any applicable per share up-front selling commissions and dealer manager fees funded by us, effective April 11, 2018. Accordingly, the revised offering price for shares of our Class T common stock and Class I common stock sold pursuant to our primary offering on or after April 11, 2018 was $10.05 per share and $9.65 per share, respectively. Effective April 11, 2018, the shares of our Class T and Class I common stock issued pursuant to the DRIP were sold at a price of $9.65 per share, the most recent estimated per share NAV approved and established by our board of directors.
As of December 31, 2018, we had received and accepted subscriptions in our offering for 66,755,516 aggregate shares of our Class T and Class I common stock, or approximately $665,403,000, and a total of $27,097,000 in distributions were reinvested that resulted in 2,846,786 shares of our common stock being issued pursuant to the DRIP. On February 15, 2019, we terminated our offering. As of February 15, 2019, we had received and accepted subscriptions in our offering for 75,625,285 aggregate shares of our Class T and Class I common stock, or approximately $753,975,000, and a total of $31,021,000 in distributions were reinvested that resulted in 3,253,543 shares of our common stock being issued pursuant to the DRIP.
On January 18, 2019, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, or the Securities Act, to register a maximum of $100,000,000 of additional shares of our common stock to be issued pursuant to the DRIP, or the 2019 DRIP Offering. The shares of our Class T and Class I common stock issued pursuant to the 2019 DRIP Offering are sold at a price of $9.65 per share, the most recent estimated per share NAV approved and established by our board of directors. The Registration Statement on Form S-3 was automatically effective with the United States Securities and Exchange Commission, or the SEC, upon its filing; we commenced offering shares pursuant to the 2019 DRIP Offering on March 1, 2019.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We conduct substantially all of our operations through Griffin-American Healthcare REIT IV Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT IV Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 16, 2016 and had a one-year term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 12, 2019 and expires on February 16, 2020. Our advisor uses its best efforts, subject to the oversight and review of our board of directors, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Company, LLC, or Griffin Capital, or collectively, our co-sponsors. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony Capital, Inc. (NYSE: CLNY), or Colony Capital, and 7.8% owned by James F. Flaherty III, a former partner of Colony Capital. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or our dealer manager, Colony Capital or Mr. Flaherty; however, we are affiliated with Griffin-American Healthcare REIT IV Advisor, LLC, American Healthcare Investors and AHI Group Holdings.
We currently operate through four reportable business segments — medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities. As of December 31, 2018, we had completed 33 property acquisitions whereby we owned 66 properties, comprising 69 buildings, or approximately 3,835,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $821,689,000. As of December 31, 2018, we also own an interest in a joint venture which owns and operates a portfolio of integrated senior health campuses and ancillary businesses.
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
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of December 31, 2018 and 2017, we owned greater than a 99.99% general partnership interest, therein. Our advisor is a limited partner, and as of December 31, 2018 and 2017, owned less than than a 0.01% noncontrolling limited partnership interest, in our operating partnership.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates
The preparation of our accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities, at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, the initial and recurring valuation of certain assets acquired and liabilities assumed through property acquisitions, allowance for uncollectible accounts, impairment of long-lived assets and contingencies. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased. Restricted cash primarily comprises lender required accounts for property taxes, tenant improvements, capital improvements and insurance which are restricted as to use or withdrawal.
Revenue Recognition
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, which has been codified to Accounting Standards Codification, or ASC, Topic 606. We evaluate all of our revenue streams to identify whether each revenue stream would be subject to the provisions of ASC Topic 606 and whether there are any differences in the timing, measurement or presentation of revenue recognition. Based on a review of our various revenue streams, certain components of resident fees and services, such as revenues that are ancillary to the contractual rights of residents within our senior housing facilities operated utilizing a RIDEA structure, are subject to ASC Topic 606. While these revenue streams are subject to the provisions of ASC Topic 606, we believe that the pattern and timing of recognition of income are consistent with the previous accounting model. Virtually all resident fees and services are earned over a period of time and the majority of these revenues are paid by private payor types with the residual being paid by Medicaid. We adopted ASC Topic 606 on January 1, 2018 using the modified retrospective adoption method and the adoption did not have a material impact on our consolidated financial statements. Included within resident fees and services for the year ended December 31, 2018 was $847,000 of ancillary service revenue.
Real Estate Revenue
In accordance with ASC Topic 840, Leases, minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between real estate revenue recognized and cash amounts contractually due from tenants under the lease agreements are recorded to deferred rent receivable or deferred rent liability, as applicable. Tenant reimbursement revenue, which comprises additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, was recognized as revenue in the period in which the related expenses were incurred. Tenant reimbursements were recognized and presented in accordance with ASC Subtopic 606-10-55-36, Revenue Recognition — Principal Versus Agent Consideration, or ASC Subtopic 606. ASC Subtopic 606 requires that these reimbursements be recorded on a gross basis as we are generally primarily responsible to fulfill the promise to provide specified goods and services. We recognized lease termination fees at such time when there was a signed termination letter agreement, all of the conditions of such agreement have been met and the tenant is no longer occupying the property.
On January 1, 2019, we adopted ASU 2016-02, Leases, or ASU 2016-02, and its amendments. For a further discussion of ASU 2016-02 and its amendments, see “Recently Issued or Adopted Accounting Pronouncements” below.
Resident Fees and Services Revenue
A significant portion of resident fees and services revenue represents healthcare service revenue that is reported at the amount that we expect to be entitled to in exchange for providing patient care. These amounts are due from patients, third-party payors (including health insurers and government programs), other healthcare facilities, and others and includes variable consideration for retroactive revenue adjustments due to settlement of audits, reviews, and investigations. Generally, we bill the patients, third-party payors and other healthcare facilities several days after the services are performed. Revenue is recognized as performance obligations are satisfied.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance obligations are determined based on the nature of the services provided by us. Revenue for performance obligations satisfied over time is recognized based on actual charges incurred in relation to total expected (or actual) charges. This method provides a depiction of the transfer of services over the term of the performance obligation based on the inputs needed to satisfy the obligation. Generally, performance obligations satisfied over time relate to patients receiving long-term healthcare services, including rehabilitation services. We measure the performance obligation from admission into the facility to the point when we are no longer required to provide services to that patient. Revenue for performance obligations satisfied at a point in time is recognized when goods or services are provided and we do not believe we are required to provide additional goods or services to the patient.
Because all of its performance obligations relate to contracts with a duration of less than one year, we have elected to apply the optional exemption provided in FASB ASC 606-10-50-14(a) and, therefore, are not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The performance obligations for these contracts are generally completed within months of the end of the reporting period.
Disaggregation of Resident Fees and Services Revenue
We disaggregate revenue from contracts with customers according to lines of business and payor classes. The transfer of goods and services may occur at a point in time or over time; in other words, revenue may be recognized over the course of the underlying contract, or may occur at a single point in time based upon a single transfer of control. This distinction is discussed in further detail below. We determine that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The following table disaggregates our resident fees and services revenue by line of business, according to whether such revenue is recognized at a point in time or over time:

	Year Ended December 31, 2018
	Point in Time	Over Time	Total
Senior housing — RIDEA(1)	$847,000	$36,010,000	$36,857,000
The following table disaggregates our resident fees and services revenue by payor class:

Year Ended December 31, 2018
Medicaid	$6,082,000
Private and other payors	30,775,000
Total resident fees and services(1)	$36,857,000
___________

(1)
This includes fees for basic housing and assisted living care. We record revenue when services are rendered on the date services are provided at amounts billable to individual residents. Residency agreements are generally for a term of 30 days, with resident fees billed monthly in advance. For patients under reimbursement arrangements with Medicaid, revenue is recorded based on contractually agreed-upon amounts or rates on a per resident, daily basis or as services are rendered.

Accounts Receivable, Net — Resident Fees and Services
The beginning and ending balances of accounts receivable, net — resident fees and services are as follows:

	Medicaid	Private and Other Payors	Total
Beginning balance — January 1, 2018	$827,000	$338,000	$1,165,000
Ending balance — December 31, 2018	6,098,000	644,000	6,742,000
Increase	$5,271,000	$306,000	$5,577,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tenant and Resident Receivables and Allowance for Uncollectible Accounts
Tenant and resident receivables and unbilled deferred rent receivables are carried net of an allowance for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of certain tenants, residents and payors to meet the contractual obligations under their lease or service agreements. We also maintain an allowance for deferred rent receivables arising from the straight line recognition of rents. Such allowances are charged to bad debt expense, which is included in general and administrative in our accompanying consolidated statements of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s or resident’s financial condition, security deposits, letters of credit, lease guarantees, cash collection patterns by payor and by state, current economic conditions and other relevant factors.
As of December 31, 2018 and 2017, we had $1,321,000 and $83,000, respectively, in allowance for uncollectible accounts, which was determined necessary to reduce receivables to our estimate of the amount recoverable. For the years ended December 31, 2018, 2017 and 2016, we did not write off any of our receivables directly to bad debt expense. For the years ended December 31, 2018, 2017 and 2016, $21,000, $0 and $0, respectively, of our receivables were written off against the allowance for uncollectible accounts.
As of December 31, 2018 and 2017, we did not have any allowance for uncollectible accounts for deferred rent receivables. For the years ended December 31, 2018 and 2017, $0 and $2,000, respectively, of our deferred rent receivables were directly written off to bad debt expense. For the year ended December 31, 2016, we did not write off any of our deferred rent receivables directly to bad debt expense.
Property Acquisitions
In accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, and ASU 2017-01, Clarifying the Definition of a Business, or ASU 2017-01, we determine whether a transaction is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the assets acquired and liabilities assumed are not a business, we account for the transaction as an asset acquisition. Under both methods, we recognize the identifiable assets acquired and liabilities assumed; however, for a transaction accounted for as an asset acquisition, we allocate the purchase price to the identifiable assets acquired and liabilities assumed based on their relative fair values. We immediately expense acquisition related expenses associated with a business combination and capitalize acquisition related expenses directly associated with an asset acquisition. As a result of our early adoption of ASU 2017-01 on January 1, 2017, we accounted for the 15 and nine property acquisitions we completed for the years ended December 31, 2018 and 2017, respectively, as asset acquisitions rather than business combinations. See Note 3, Real Estate Investments, Net, for a further discussion. For year ended December 31, 2016, we completed nine property acquisitions, which we accounted for as business combinations. See Note 16, Business Combinations, for a further discussion.
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
The determination of the fair value of land is based upon comparable sales data. In cases where a leasehold interest in the land is acquired, only the above/below market consideration is necessary where this value is determined by discounting the difference between the contract ground lease payments and a market ground lease payment back to a present value as of the acquisition date. The fair value of buildings is based upon our determination of the value under two methods: one, as if it were to be replaced and vacant using cost data and, two, also using a residual technique based on discounted cash flow models, as vacant. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. We also recognize the fair value of furniture, fixtures and equipment on the premises, as well as the above- or below-market rent, the value of in-place leases, master leases, above- or below-market debt and derivative financial instruments assumed.

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
The value of derivative financial instruments, if any, is determined in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820, and is included in other assets or other liabilities in our accompanying consolidated balance sheets.
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
Real Estate Investments, Net
We carry our operating properties at our historical cost less accumulated depreciation. The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings and capital improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and capital improvements, up to 39 years, and the cost for tenant improvements is depreciated over the shorter of the lease term or useful life, up to 14 years. The cost of furniture, fixtures and equipment is depreciated over the estimated useful life, up to 10 years. When depreciable property is retired, replaced or disposed of, the related cost and accumulated depreciation is removed from the accounts and any gain or loss is reflected in earnings.
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
Properties Held for Sale
We will account for our properties held for sale in accordance with ASC Topic 360, Property, Plant, and Equipment, or ASC Topic 360, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC Topic 360 requires that a property or a group of properties is required to be reported in discontinued operations in the statements of operations for current and prior periods if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when either (i) the component has been disposed of; or (ii) is classified as held for sale.
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
Impairment of Long-Lived and Intangible Assets
We periodically evaluate our long-lived assets, primarily consisting of investments in real estate that we carry at our historical cost less accumulated depreciation, for impairment when events or changes in circumstances indicate that its carrying value may not be recoverable. Indicators we consider important and that we believe could trigger an impairment review include, among others, the following:

•	significant negative industry or economic trends;

•	a significant underperformance relative to historical or projected future operating results; and

•	a significant change in the extent or manner in which the asset is used or significant physical change in the asset.
If indicators of impairment of our long-lived assets are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, we consider market conditions and our current intentions with respect to holding or disposing of the asset. We adjust the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than book value. We recognize an impairment loss at the time we make any such determination.
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
For the years ended December 31, 2018, 2017 and 2016, we did not incur any impairment losses.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Other Assets, Net
Other assets, net consist of our investment in an unconsolidated entity, deferred financing costs on the 2017 Credit Facility or 2018 Credit Facility, as defined in Note 7, Line of Credit and Term Loan, prepaid expenses and deposits, lease commissions and deferred rent receivables. Deferred financing costs on the 2017 Credit Facility or 2018 Credit Facility include amounts paid to lenders and others to obtain financing. Such costs are amortized using the straight-line method over the term of the 2017 Credit Facility or 2018 Credit Facility, which approximates the effective interest rate method. Amortization of deferred financing costs on the 2017 Credit Facility or 2018 Credit Facility is included in interest expense in our accompanying consolidated statements of operations. Prepaid expenses are amortized over the related contract periods.
We report investments in unconsolidated entities using the equity method of accounting when we have the ability to exercise significant influence over the operating and financial policies. Under the equity method, our share of the investee’s earnings or losses is included in our accompanying consolidated statements of operations. To the extent that our cost basis is different from the basis reflected at the entity level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of equity in earnings of the entity. The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the entity interest or the estimated fair value of the assets prior to the sale of interests in the entity. We have elected to follow the cumulative earnings approach when classifying distributions received from equity method investments in our consolidated statements of cash flows, whereby any distributions received up to the amount of cumulative equity earnings would be considered a return on investment and classified in operating activities and any excess distributions would be considered a return of investment and classified in investing activities. We evaluate our equity method investments for impairment based upon a comparison of the estimated fair value of the equity method investment to its carrying value. When we determine a decline in the estimated fair value of such an investment below its carrying value is other-than-temporary, an impairment is recorded. For the years ended December 31, 2018, 2017 and 2016, we did not incur any impairment losses from unconsolidated entities.
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
If we fail to maintain our qualification as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service, or the IRS, grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our net income and net cash available for distribution to our stockholders.
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
We follow ASC Topic 740, Income Taxes, or ASC Topic 740, to recognize, measure, present and disclose in our accompanying consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2018 and 2017, we did not have any tax benefits nor liabilities for uncertain tax positions that we believe should be recognized in our accompanying consolidated financial statements.
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
See Note 14, Income Taxes and Distributions, for a further discussion.
Segment Disclosure
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2016; senior housing facility in December 2016; senior housing — RIDEA facility in November 2017; and skilled nursing facility in March 2018, we added a new reportable segment at each such time. As of December 31, 2018, we have determined that we operate through four reportable business segments, with activities related to investing in medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities.
See Note 17, Segment Reporting, for a further discussion.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GLA and Other Measures
GLA and other measures used to describe real estate investments included in our accompanying consolidated financial statements are presented on an unaudited basis.
Recently Issued or Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02, codified as ASC Topic 842 — Leases, or ASC Topic 842, which amends the guidance on accounting for leases, including extensive amendments to the disclosure requirements. ASU 2016-02 maintains a distinction between finance and operating leases, which is substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. Under ASU 2016-02, lessees are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02 from a lessor perspective, the guidance requires bifurcation of lease revenues into lease components and non-lease components and to separately recognize and disclose non-lease components that are executory in nature. Lease components continue to be recognized on a straight-line basis over the lease term and certain non-lease components may be accounted for under the new revenue recognition guidance in ASC Topic 606. In addition, ASU 2016-02 provides a practical expedient package that allows an entity to not reassess the following upon adoption (must be elected as a group): (i) whether an expired or existing contract contains a lease arrangement; (ii) the lease classification related to expired or existing lease arrangements; or (iii) whether costs incurred on expired or existing leases qualify as initial direct costs. We elected such practical expedient package upon our adoption of ASU 2016-02 on January 1, 2019.
In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, or ASU 2018-10, and ASU 2018-11, Leases (Topic 842) Targeted Improvements, or ASU 2018-11, which update the guidance on accounting for leases under ASU 2016-02. ASU 2018-10 was issued to increase stockholders’ awareness of narrow aspects of the guidance issued in the amendments and to expedite the improvements under ASU 2016-02. ASU 2018-11 provides (i) an alternative transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption; and (ii) a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are met. Such practical expedient is limited to circumstances in which: (i) the timing and pattern of transfer are the same for the non-lease component and the related lease component; and (ii) the lease component, if accounted for separately, would be classified as an operating lease. In addition, such practical expedient causes an entity to assess whether a contract is predominately lease or service based, and recognize the entire contract under the relevant accounting guidance. We elected both the alternative transition method and lessor practical expedient as described in ASU 2018-10 and ASU 2018-11 upon our adoption of ASU 2016-02 on January 1, 2019.
Lessee Impact: As a result of the adoption of ASU 2016-02 on January 1, 2019, we currently estimate the initial amount of the lease liability recorded on our consolidated balance sheet to be approximately $5,335,000 for all of our operating leases for which we are the lessee, including facilities leases and ground leases. In addition, we will record a corresponding right-of-use asset of $9,257,000, which is the lease liability, net of the existing accrued straight-line rent liability balance and adjusted for unamortized above/below market ground lease intangibles.
Lessor Impact: We completed an assessment of predominance, and effective upon our adoption of ASU 2016-02, we recognize revenue for our medical office buildings, senior housing and skilled nursing facilities segments under ASC Topic 842, and for our senior housing — RIDEA facilities, we recognize revenue under ASC Topic 606. In December 2018, the FASB issued ASU 2018-20, Narrow Scope Improvements for Lessors, or ASU 2018-20, which requires a lessor to: (i) exclude certain lessor costs (i.e., property taxes and insurance) paid directly by a lessee to third parties on behalf of the lessor from a lessor's measurement of variable lease revenue and associated expense (i.e., no gross up of revenue and expense for these costs); and (ii) include lessor costs that are paid by the lessor and reimbursed by the lessee in the measurement of variable lease revenue and the associated expense (i.e., gross up revenue and expense for these costs). For the years ended December 31, 2018, 2017 and 2016, we did not recognize any property taxes or insurance paid by the lessee in revenue.
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which introduces a new approach to estimate credit losses on certain types of financial instruments based on expected losses. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. In addition, in November 2018, the FASB issued ASU 2018-19, which amended the scope of ASU 2016-13 to clarify that operating lease receivables should be accounted for

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the new leasing standard ASC Topic 842. ASU 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted after December 15, 2018. We are evaluating the impact of the adoption of ASU 2016-13 on January 1, 2020 to our consolidated financial position and results of operations.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income, or ASU 2018-02, which amends the reclassification requirements from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017, or the Tax Act. Under ASU 2018-02, an entity will be required to provide certain disclosures regarding stranded tax effects. ASU 2018-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted. The adoption of ASU 2018-02 on January 1, 2019 did not have a material impact on our consolidated financial statements.
In March 2018, the FASB issued ASU 2018-05, Amendments to the SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, or ASU 2018-05, which updates the income tax accounting in GAAP to reflect the interpretive guidance of the United States Securities and Exchange Commission, or the SEC, with regards to the Tax Act. We adopted ASU 2018-05 in March 2018, which did not have a material impact on our consolidated financial statements. See Note 14, Income Taxes and Distributions, for a further discussion.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13, which modifies the disclosure requirements in ASC Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. ASU 2018-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. We are evaluating the complete impact of the adoption of ASU 2018-13 on January 1, 2020 to our consolidated financial statements disclosures.
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Building and improvements	$668,814,000	$371,890,000
Land	83,084,000	52,202,000
Furniture, fixtures and equipment	5,090,000	4,458,000
	756,988,000	428,550,000
Less: accumulated depreciation	(25,312,000)	(8,885,000)
Total	$731,676,000	$419,665,000
Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $16,723,000, $8,137,000 and $822,000, respectively. In addition to the acquisitions discussed below, for the years ended December 31, 2018, 2017 and 2016, we incurred capital expenditures of $3,643,000, $1,649,000 and $23,000, respectively, on our medical office buildings, $0, $822,000 and $0, respectively, on our senior housing facilities and $5,342,000, $5,000 and $0, respectively, on our senior housing — RIDEA facilities. We did not incur any capital expenditures on our skilled nursing facilities for the years ended December 31, 2018, 2017 and 2016.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions in 2018
For the year ended December 31, 2018, using net proceeds from our offering and debt financing, we completed 15 property acquisitions comprising 29 buildings from unaffiliated third parties. The following is a summary of our property acquisitions for the year ended December 31, 2018:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Mortgage Loan Payable(2)	Line of Credit(3)	Total Acquisition Fee(4)
Central Wisconsin Senior Care Portfolio	Sun Prairie and Waunakee, WI	Skilled Nursing	03/01/18	$22,600,000	$—	$22,600,000	$1,018,000
Sauk Prairie MOB	Prairie du Sac, WI	Medical Office	04/09/18	19,500,000	—	19,500,000	878,000
Surprise MOB	Surprise, AZ	Medical Office	04/27/18	11,650,000	—	8,000,000	524,000
Southfield MOB	Southfield, MI	Medical Office	05/11/18	16,200,000	6,071,000	10,000,000	728,000
Pinnacle Beaumont ALF(5)	Beaumont, TX	Senior Housing — RIDEA	07/01/18	19,500,000	—	19,400,000	868,000
Grand Junction MOB	Grand Junction, CO	Medical Office	07/06/18	31,500,000	—	31,400,000	1,418,000
Edmonds MOB	Edmonds, WA	Medical Office	07/30/18	23,500,000	—	22,000,000	1,058,000
Pinnacle Warrenton ALF(5)	Warrenton, MO	Senior Housing — RIDEA	08/01/18	8,100,000	—	8,100,000	360,000
Glendale MOB	Glendale, WI	Medical Office	08/13/18	7,600,000	—	7,000,000	342,000
Missouri SNF Portfolio	Florissant, Kansas City, Milan, Moberly, Salisbury, Sedalia, St. Elizabeth and Trenton, MO	Skilled Nursing	09/28/18	88,200,000	—	87,000,000	3,970,000
Flemington MOB Portfolio	Flemington, NJ	Medical Office	11/29/18	16,950,000	—	15,500,000	763,000
Lawrenceville MOB II	Lawrenceville, GA	Medical Office	12/19/18	9,999,000	—	10,100,000	450,000
Mill Creek MOB	Mill Creek, WA	Medical Office	12/21/18	8,250,000	—	6,200,000	371,000
Modesto MOB	Modesto, CA	Medical Office	12/28/18	16,000,000	—	15,400,000	720,000
Michigan ALF Portfolio	Grand Rapids, Holland, Howell, Lansing and Wyoming, MI	Senior Housing	12/28/18	56,000,000	—	53,400,000	2,520,000
Total				$355,549,000	$6,071,000	$335,600,000	$15,988,000
___________

(1)	We own 100% of our properties acquired in 2018, with the exception of Pinnacle Beaumont ALF and Pinnacle Warrenton ALF.

(2)	Represents the principal balance of the mortgage loan payable assumed by us at the time of acquisition.

(3)	Represents a borrowing under the 2017 Credit Facility or 2018 Credit Facility, as defined in Note 7, Line of Credit and Term Loan, at the time of acquisition.

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

We accounted for the 15 property acquisitions we completed for the year ended December 31, 2018 as asset acquisitions. We incurred and capitalized base acquisition fees and direct acquisition related expenses of $12,989,000. In addition, we incurred Contingent Advisor Payments of $7,994,000 to our advisor for such property acquisitions. The following table summarizes the purchase price of the assets acquired and liabilities assumed at the time of acquisition from our 15 property acquisitions in 2018 based on their relative fair values:

2018 Acquisitions
Building and improvements	$289,830,000
Land	30,878,000
Furniture, fixtures and equipment	79,000
In-place leases	45,439,000
Certificates of need	348,000
Leasehold interests	93,000
Above-market leases	200,000
Total assets acquired	366,867,000
Mortgage loan payable (including debt discount of $263,000)	(5,808,000)
Below-market leases	(269,000)
Total liabilities assumed	(6,077,000)
Net assets acquired	$360,790,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions in 2017
For the year ended December 31, 2017, using net proceeds from our offering and debt financing, we completed nine property acquisitions comprising 28 buildings from unaffiliated third parties. The following is a summary of our property acquisitions for the year ended December 31, 2017:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Mortgage Loan Payable(2)	Line of Credit(3)	Total Acquisition Fee(4)
Battle Creek MOB	Battle Creek, MI	Medical Office	03/10/17	$7,300,000	$—	$—	$328,000
Reno MOB	Reno, NV	Medical Office	03/13/17	66,250,000	—	60,000,000	2,982,000
Athens MOB Portfolio	Athens, GA	Medical Office	05/18/17	16,800,000	—	7,800,000	756,000
SW Illinois Senior Housing Portfolio	Columbia, Millstadt, Red Bud and Waterloo, IL	Senior Housing	05/22/17	31,800,000	—	31,700,000	1,431,000
Lawrenceville MOB	Lawrenceville, GA	Medical Office	06/12/17	11,275,000	8,000,000	3,000,000	507,000
Northern California Senior Housing Portfolio	Belmont, Fairfield, Menlo Park and Sacramento, CA	Senior Housing	06/28/17	45,800,000	—	21,600,000	2,061,000
Roseburg MOB	Roseburg, OR	Medical Office	06/29/17	23,200,000	—	23,000,000	1,044,000
Fairfield County MOB Portfolio	Stratford and Trumbull, CT	Medical Office	09/29/17	15,395,000	—	15,500,000	693,000
Central Florida Senior Housing Portfolio(5)	Bradenton, Brooksville, Lake Placid, Lakeland, Pinellas Park, Sanford, Spring Hill and Winter Haven, FL	Senior Housing — RIDEA	11/01/17	109,500,000	—	112,000,000	4,882,000
Total				$327,320,000	$8,000,000	$274,600,000	$14,684,000
___________

(1)	We own 100% of our properties acquired in 2017, with the exception of Central Florida Senior Housing Portfolio.

(2)	Represents the principal balance of the mortgage loan payable assumed by us at the time of acquisition.

(3)	Represents a borrowing under the 2016 Line of Credit or 2017 Credit Facility, as defined in Note 7, Line of Credit and Term Loan, at the time of acquisition.

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

(5)
On November 1, 2017, we completed the acquisition of Central Florida Senior Housing Portfolio pursuant to a joint venture with an affiliate of Meridian. Our ownership of the joint venture is approximately 98%.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We accounted for the nine property acquisitions we completed for the year ended December 31, 2017 as asset acquisitions. We incurred base acquisition fees and direct acquisition related expenses of $11,019,000. In addition, we incurred Contingent Advisor Payments of $7,342,000 to our advisor for such property acquisitions. The following table summarizes the purchase price of the assets acquired and liabilities assumed at the time of acquisition from our nine property acquisitions in 2017 based on their relative fair values:

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
Acquisitions in 2016
For the year ended December 31, 2016, we completed nine property acquisitions comprising 12 buildings from unaffiliated third parties. See Note 16, Business Combinations, for a further discussion. The following is a summary of our property acquisitions for the year ended December 31, 2016:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Mortgage Loan Payable(2)	Line of Credit(3)	Total Acquisition Fee(4)
Auburn MOB	Auburn, CA	Medical Office	06/28/16	$5,450,000	$—	$—	$245,000
Pottsville MOB	Pottsville, PA	Medical Office	09/16/16	9,150,000	—	—	412,000
Charlottesville MOB	Charlottesville, VA	Medical Office	09/22/16	20,120,000	—	—	905,000
Rochester Hills MOB	Rochester Hills, MI	Medical Office	09/29/16	8,300,000	3,968,000	—	374,000
Cullman MOB III	Cullman, AL	Medical Office	09/30/16	16,650,000	—	12,000,000	749,000
Iron MOB Portfolio	Cullman and Sylacauga, AL	Medical Office	10/13/16	31,000,000	—	30,400,000	1,395,000
Mint Hill MOB	Mint Hill, NC	Medical Office	11/14/16	21,000,000	—	20,400,000	945,000
Lafayette Assisted Living Portfolio	Lafayette, LA	Senior Housing	12/01/16	16,750,000	—	17,500,000	754,000
Evendale MOB	Evendale, OH	Medical Office	12/13/16	10,400,000	—	10,400,000	468,000
Total				$138,820,000	$3,968,000	$90,700,000	$6,247,000
___________

(1)	We own 100% of our properties acquired in 2016.

(2)	Represents the principal balance of the mortgage loan payable assumed by us at the time of acquisition.

(3)	Represents a borrowing under the 2016 Line of Credit, as defined in Note 7, Line of Credit and Term Loan, at the time of acquisition.

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

4. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Amortized intangible assets:
In-place leases, net of accumulated amortization of $11,299,000 and $5,832,000 as of December 31, 2018 and 2017, respectively (with a weighted average remaining life of 10.3 years and 7.3 years as of December 31, 2018 and 2017, respectively)	$67,332,000	$37,766,000
Leasehold interests, net of accumulated amortization of $217,000 and $119,000 as of December 31, 2018 and 2017, respectively (with a weighted average remaining life of 69.1 years and 70.6 years as of December 31, 2018 and 2017, respectively)	6,288,000	6,292,000
Above-market leases, net of accumulated amortization of $323,000 and $173,000 as of December 31, 2018 and 2017, respectively (with a weighted average remaining life of 4.5 years and 5.6 years as of December 31, 2018 and 2017, respectively)	755,000	763,000
Unamortized intangible assets:
Certificates of need	348,000	—
Total	$74,723,000	$44,821,000
Amortization expense on identified intangible assets for the years ended December 31, 2018, 2017 and 2016 was $16,180,000, $5,732,000 and $483,000, respectively, which included $208,000, $142,000 and $31,000, respectively, of amortization recorded against real estate revenue for above-market leases and $98,000, $97,000 and $22,000, respectively, of amortization recorded to rental expenses for leasehold interests in our accompanying consolidated statements of operations.
The aggregate weighted average remaining life of the identified intangible assets was 15.3 years and 16.2 years as of December 31, 2018 and 2017, respectively. As of December 31, 2018, estimated amortization expense on the identified intangible assets for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2019	$10,464,000
2020	8,549,000
2021	7,680,000
2022	6,708,000
2023	5,716,000
Thereafter	35,258,000
Total	$74,375,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Other Assets, Net
Other assets, net consisted of the following as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Investment in unconsolidated entity	$47,600,000	$—
Deferred rent receivables	4,941,000	1,912,000
Deferred financing costs, net of accumulated amortization of $1,554,000 and $554,000 as of December 31, 2018 and 2017, respectively(1)	4,447,000	1,456,000
Prepaid expenses and deposits	2,682,000	1,532,000
Lease commissions, net of accumulated amortization of $64,000 and $9,000 as of December 31, 2018 and 2017, respectively	564,000	326,000
Total	$60,234,000	$5,226,000
___________

(1)	Deferred financing costs, net only include costs related to our line of credit and term loan. See Note 7, Line of Credit and Term Loan, for a further discussion.
Amortization expense on deferred financing costs of our line of credit and term loan for the years ended December 31, 2018, 2017 and 2016 was $1,000,000, $442,000 and $112,000, respectively. Amortization expense on deferred financing costs of our line of credit and term loan is recorded to interest expense in our accompanying consolidated statements of operations. Amortization expense on lease commissions for the year ended December 31, 2018 and 2017 was $61,000 and $9,000. We did not incur any amortization expense on lease commissions for the year ended December 31, 2016.
Effective October 1, 2018, we, through GAHC4 Trilogy JV, LLC, a wholly-owned subsidiary of our operating partnership, purchased 6.0% of the total membership interests in Trilogy REIT Holdings, LLC, or the Trilogy Joint Venture, for $48,000,000 in cash, based on an estimated gross enterprise value of $93,154,000 consisting of our equity investment and a calculated pro rata share of the debt of the Trilogy Joint Venture based on our ownership interest. We acquired these membership interests from Trilogy Holdings NT-HCI, LLC, a wholly-owned subsidiary of NorthStar Healthcare Income Operating Partnership, LP, the operating partnership of NorthStar Healthcare Income, Inc., or collectively NHI, unaffiliated third parties. The Trilogy Joint Venture, through a 96.7% owned subsidiary, owns and operates purpose-built integrated senior health campuses, including skilled nursing facilities and assisted living facilities, located across several states, as well as certain ancillary businesses, which we believe complement our existing real estate portfolio. In addition to our membership interests, the Trilogy Joint Venture is 70.0% indirectly owned by Griffin-American Healthcare REIT III, Inc., or GAHR III, and the remaining 24.0% continues to be owned by NHI. GAHR III, through a wholly-owned subsidiary, serves as the manager of the Trilogy Joint Venture and both GAHR III and us are sponsored by American Healthcare Investors. In connection with the purchase of the Trilogy Joint Venture membership interests, we paid to our advisor a base acquisition fee of approximately $2,096,000, or 2.25% of the estimated gross enterprise value of the Trilogy Joint Venture membership interests acquired by us. Additionally, as of December 31, 2018, we accrued for a Contingent Advisor Payment of approximately $2,096,000, or 2.25% of the estimated gross enterprise value of the Trilogy Joint Venture membership interests acquired by us.
At December 31, 2018, the unamortized basis difference of our joint venture investment of $17,704,000 is primarily attributable to the difference between the amount for which we purchased our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the entity. This difference is being amortized over the remaining useful life of the related assets and included in loss from unconsolidated entity in our accompanying consolidated statements of operations.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Mortgage Loans Payable, Net
As of December 31, 2018 and 2017, mortgage loans payable were $17,256,000 ($16,892,000, including discount/premium and deferred financing costs, net) and $11,634,000 ($11,567,000, including premium and deferred financing costs, net), respectively. As of December 31, 2018, we had three fixed-rate mortgage loans with interest rates ranging from 3.75% to 5.25% per annum, maturity dates ranging from April 1, 2020 to August 1, 2029 and a weighted average effective interest rate of 4.51%. As of December 31, 2017, we had two fixed-rate mortgage loan with interest rates ranging from 4.77% to 5.25% per annum, maturity dates ranging from April 1, 2020 to August 1, 2029 and a weighted average effective interest rate of 4.92%.
The changes in the carrying amount of mortgage loans payable consisted of the following for the years ended December 31, 2018 and 2017:

Amount
Mortgage loan payable, net — December 31, 2016	$3,965,000
Additions:
Assumption of mortgage loan payable, net	8,000,000
Amortization of deferred financing costs(1)	38,000
Deductions:
Deferred financing costs(1)	(150,000)
Scheduled principal payments on mortgage loans payable	(273,000)
Amortization of premium on mortgage loan payable	(13,000)
Mortgage loans payable, net — December 31, 2017	$11,567,000
Additions:
Assumption of mortgage loan payable, net	$5,808,000
Amortization of deferred financing costs(1)	76,000
Deductions:
Deferred financing costs(1)	(123,000)
Scheduled principal payments on mortgage loans payable	(449,000)
Amortization of discount/premium on mortgage loans payable	13,000
Mortgage loans payable, net — December 31, 2018	$16,892,000
___________

(1)	Deferred financing costs only include costs related to our mortgage loans payable.
As of December 31, 2018, the principal payments due on our mortgage loans payable for each of the next five years ending December 31 and thereafter were as follows:

Year	Amount
2019	$518,000
2020	8,151,000
2021	434,000
2022	455,000
2023	478,000
Thereafter	7,220,000
Total	$17,256,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Line of Credit and Term Loan
On August 25, 2016, we, through our operating partnership, as borrower, and certain of our subsidiaries, or the subsidiary guarantors, and us, collectively as guarantors, entered into a credit agreement, or the 2016 Credit Agreement, with Bank of America, N.A., or Bank of America, as administrative agent, swing line lender and letters of credit issuer; and KeyBank, National Association, or KeyBank, as syndication agent and letters of credit issuer, to obtain a revolving line of credit with an aggregate maximum principal amount of $100,000,000, or the 2016 Line of Credit, subject to certain terms and conditions.
On August 25, 2016, we also entered into separate revolving notes, or the Revolving Notes, with each of Bank of America and KeyBank, whereby we promised to pay the principal amount of each revolving loan and accrued interest to the respective lender or its registered assigns, in accordance with the terms and conditions of the 2016 Credit Agreement.
On October 31, 2017, we entered into an amendment to the 2016 Credit Agreement, or the Amendment, with Bank of America, as administrative agent, and the subsidiary guarantors and lenders named therein. The material terms of the Amendment provided for: (i) a $50,000,000 increase in the revolving line of credit from an aggregate principal amount of $100,000,000 to $150,000,000, (ii) a term loan with an aggregate maximum principal amount of $50,000,000, that would have matured on August 25, 2019, and may have been extended for one 12-month period during the term of the 2016 Credit Agreement subject to satisfaction of certain conditions, including payment of an extension fee; (iii) our right, upon at least five business days’ prior written notice to Bank of America, to increase the 2016 Line of Credit or term loan provided that the aggregate principal amount of all such increases and additions would not have exceeded $300,000,000; (iv) a revision to the definition of Threshold Amount, as defined in the 2016 Credit Agreement, to reflect an increase in such amount for any Recourse Indebtedness, as defined in the 2016 Credit Agreement, to $20,000,000, and an increase in such amount for any Non-Recourse Indebtedness, as defined in the 2016 Credit Agreement, to $50,000,000; (v) the revision of certain Unencumbered Property Pool Criteria, as defined and set forth in the 2016 Credit Agreement; and (vi) an increase in the maximum Consolidated Secured Leverage Ratio, as defined in the 2016 Credit Agreement, to be equal to or less than 40.0%. As a result of the Amendment, our aggregate borrowing capacity under the 2016 Line of Credit and the term loan, or collectively, the 2017 Credit Facility, was $200,000,000.
On September 28, 2018, we entered into a second amendment to 2016 Credit Agreement, or the Second Amendment, with Bank of America, as administrative agent, and the subsidiary guarantors and lenders named therein. The material terms of the Second Amendment provided for an increase in the term loan commitment by an aggregate amount equal to $150,000,000. As a result of the Second Amendment, the aggregate borrowing capacity under the 2017 Credit Facility was $350,000,000. Except as modified by the Second Amendment, the material terms of the 2016 Credit Agreement, as amended, remained in full force and effect.
On November 20, 2018, we, through our operating partnership, terminated the 2016 Credit Agreement, as amended, and related separate revolving notes with each of Bank of America and KeyBank and entered into the 2018 Credit Agreement as described below. We currently do not have any obligations under the 2016 Credit Agreement, as amended, and related separate revolving notes.
On November 20, 2018, we, through our operating partnership as borrower, and certain of our subsidiaries, or the subsidiary guarantors, and us, collectively as guarantors, entered into a credit agreement, or the 2018 Credit Agreement, with Bank of America, as administrative agent, swing line lender and letters of credit issuer; KeyBank, as syndication agent and letters of credit issuer; Citizens Bank, National Association, or Citizens Bank, as syndication agent; Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint bookrunner; KeyBanc Capital Markets, as joint lead arranger and joint bookrunner; Citizens Bank as joint lead arranger and joint bookrunner; and the lenders named therein, to obtain a credit facility with an aggregate maximum principal amount of $400,000,000, or the 2018 Credit Facility. The 2018 Credit Facility consists of a senior unsecured revolving credit facility in the initial aggregate amount of $150,000,000 and a senior unsecured term loan facility in the initial aggregate amount of $250,000,000, consisting of (i) a $200,000,000 term loan made on November 20, 2018 and (ii) an up to $50,000,000 delayed-draw term loan to be made one additional time during the Term Loan Delayed Draw Commitment Period (as defined in the 2018 Credit Agreement). Such delayed draw was made on January 18, 2019. The proceeds of loans made under the 2018 Credit Facility may be used for refinancing existing indebtedness and for general corporate purposes including for working capital, capital expenditures and other corporate purposes not inconsistent with obligations under the 2018 Credit Agreement. We may obtain up to $20,000,000 in the form of standby letters of credit and up to $50,000,000 in the form of swing line loans. The 2018 Credit Facility matures on November 19, 2021 and may be extended for one 12-month period during the term of the 2018 Credit Agreement subject to satisfaction of certain conditions, including payment of an extension fee.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The maximum principal amount of the 2018 Credit Facility may be increased by up to $250,000,000, for a total principal amount of $650,000,000, subject to: (i) the terms of the 2018 Credit Agreement; and (ii) at least five business days’ prior written notice to Bank of America.
At our option, the 2018 Credit Facility bears interest at per annum rates equal to (a)(i) the Eurodollar Rate (as defined in the 2018 Credit Agreement) plus (ii) a margin ranging from 1.75% to 2.25% based on our Consolidated Leverage Ratio (as defined in the 2018 Credit Agreement), or (b) (i) the greater of: (1) the prime rate publicly announced by Bank of America, (2) the Federal Funds Rate (as defined in the 2018 Credit Agreement) plus 0.50%, (3) the one-month Eurodollar Rate plus 1.00%, and (4) 0.00%, plus (ii) a margin ranging from 0.55% to 1.05% based on our Consolidated Leverage Ratio. Accrued interest on the 2018 Credit Facility is payable monthly. The loans may be repaid in whole or in part without prepayment premium or penalty, subject to certain conditions.
We are required to pay a fee on the unused portion of the lenders’ commitments under the 2018 Credit Agreement at a per annum rate equal to 0.20% if the average daily used amount is greater than 50.0% of the commitments and 0.25% if the average daily used amount is less than or equal to 50.0% of the commitments, which fee shall be measured and payable on a quarterly basis.
The 2018 Credit Agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by our operating partnership and its subsidiaries and limitations on secured recourse indebtedness. The 2018 Credit Agreement also imposes certain financial covenants based on the following criteria, which are specifically defined in the 2018 Credit Agreement: (a) Consolidated Leverage Ratio; (b) Consolidated Secured Leverage Ratio; (c) Consolidated Tangible Net Worth; (d) Consolidated Fixed Charge Coverage Ratio; (e) Secured Recourse Indebtedness; (f) Consolidated Unencumbered Leverage Ratio; (g) Consolidated Unencumbered Interest Coverage Ratio; and (h) Unencumbered Indebtedness Yield.
The 2018 Credit Agreement requires us to add additional subsidiaries as guarantors in the event the value of the assets owned by the subsidiary guarantors falls below a certain threshold as set forth in the 2018 Credit Agreement. In the event of default, Bank of America has the right to terminate the commitment of each Lender (as defined in the 2018 Credit Agreement) to make Loans (as defined in the 2018 Credit Agreement) and any obligation of the L/C Issuer (as defined in the 2018 Credit Agreement) to make L/C Credit Extensions (as defined in the 2018 Credit Agreement) under the 2018 Credit Agreement, and to accelerate the payment on any unpaid principal amount of all outstanding loans and interest thereon.
As of December 31, 2018, our aggregate borrowing capacity under the 2018 Credit Facility was $400,000,000. As of December 31, 2018, borrowings outstanding totaled $275,000,000 and the weighted average interest rate on such borrowings outstanding was 4.25% per annum.
As of December 31, 2017, our aggregate borrowing capacity under the 2017 Credit Facility was $200,000,000. As of December 31, 2017, borrowings outstanding totaled $84,100,000 and the weighted average interest rate on such borrowings outstanding was 3.45% per annum.
8. Identified Intangible Liabilities, Net
Identified intangible liabilities, net consisted of the following as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Below-market leases, net of accumulated amortization of $678,000 and $345,000 as of December 31, 2018 and 2017, respectively (with a weighted average remaining life of 5.7 years and 6.4 years as of December 31, 2018 and 2017, respectively)	$1,245,000	$1,349,000
Above-market leasehold interests, net of accumulated amortization of $13,000 and $6,000 as of December 31, 2018 and 2017, respectively (with a weighted average remaining life of 51.2 and 52.2 years as of December 31, 2018 and 2017, respectively)	382,000	388,000
Total	$1,627,000	$1,737,000
Amortization expense on identified intangible liabilities for the years ended December 31, 2018, 2017 and 2016 was $380,000, $291,000 and $60,000, respectively, which included $373,000, $285,000 and $60,000, respectively, of amortization recorded to real estate revenue for below-market leases and $7,000, $6,000 and $0, respectively, of amortization recorded against rental expenses for above-market leasehold interests in our accompanying consolidated statements of operations.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate weighted average remaining life of the identified intangible liabilities was 16.4 years and 16.7 years as of December 31, 2018 and 2017, respectively. As of December 31, 2018, estimated amortization expense on the identified intangible liabilities for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2019	$387,000
2020	223,000
2021	168,000
2022	143,000
2023	132,000
Thereafter	574,000
Total	$1,627,000
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
10. Redeemable Noncontrolling Interests
As of December 31, 2018 and 2017, we owned greater than a 99.99% general partnership interest in our operating partnership, and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. The noncontrolling interest of our advisor in our operating partnership, which has redemption features outside of our control, is accounted for as a redeemable noncontrolling interest and is presented outside of permanent equity in our accompanying consolidated balance sheets. See Note 12, Related Party Transactions — Liquidity Stage — Subordinated Participation Interest — Subordinated Distribution Upon Listing, and Note 12, Related Party Transactions — Subordinated Distribution Upon Termination, for a further discussion of the redemption features of the limited partnership units.
On November 1, 2017, we completed the acquisition of Central Florida Senior Housing Portfolio pursuant to a joint venture with an affiliate of Meridian. Our ownership of the joint venture is approximately 98%. On July 1, 2018 and August 1, 2018, we completed the acquisitions of Pinnacle Beaumont ALF and Pinnacle Warrenton ALF, respectively, pursuant to a joint venture with an affiliate of Meridian. Our ownership of the joint ventures is approximately 98%. The noncontrolling interests held by Meridian have redemption features outside of our control and are accounted for as redeemable noncontrolling interests in our accompanying consolidated balance sheets.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions; or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the years ended December 31, 2018 and 2017:

	December 31,
	2018	2017
Beginning balance	$1,002,000	$2,000
Additions	369,000	1,000,000
Net loss attributable to redeemable noncontrolling interests	(232,000)	(33,000)
Fair value adjustment to redemption value	232,000	33,000
Ending balance	$1,371,000	$1,002,000
11. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of December 31, 2018 and 2017, no shares of our preferred stock were issued and outstanding.
Common Stock
Our charter authorizes us to issue 1,000,000,000 shares of our common stock, par value $0.01 per share. We commenced our initial public offering of shares of our common stock on February 16, 2016, and as of such date we were initially offering to the public up to $3,150,000,000 in shares of our Class T common stock, consisting of up to $3,000,000,000 in shares of our Class T common stock in our primary offering and up to $150,000,000 in shares of our Class T common stock pursuant to the DRIP. Effective June 17, 2016, we reallocated certain of the unsold shares of our Class T common stock being offered and began offering shares of our Class I common stock, such that we were offering up to approximately $2,800,000,000 in shares of Class T common stock and $200,000,000 in shares of Class I common stock in our primary offering, and up to an aggregate of $150,000,000 in shares of our Class T and Class I common stock pursuant to the DRIP. Subsequent to the reallocation, of the 1,000,000,000 shares of common stock authorized, 900,000,000 shares are classified as Class T common stock and 100,000,000 shares are classified as Class I common stock.
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
On February 6, 2015, our advisor acquired shares of our Class T common stock for total cash consideration of $200,000 and was admitted as our initial stockholder. We used the proceeds from the sale of shares of our Class T common stock to our advisor to make an initial capital contribution to our operating partnership. As of December 31, 2018 and 2017, our advisor owned 20,833 shares of our Class T common stock.
Through December 31, 2018, we had issued 66,755,516 aggregate shares of our Class T and Class I common stock in connection with the primary portion of our offering and 2,846,786 aggregate shares of our Class T and Class I common stock pursuant to the DRIP. We also granted an aggregate of 60,000 shares of our restricted Class T common stock to our independent directors and repurchased 428,164 shares of our common stock under our share repurchase plan through December 31, 2018. As of December 31, 2018 and 2017, we had 69,254,971 and 42,207,160 aggregate shares of our Class T and Class I common stock, respectively, issued and outstanding.
As of December 31, 2018, we had a receivable of $1,670,000 for offering proceeds, net of selling commissions and dealer manager fees, from our transfer agent, which was received in January 2019.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Distribution Reinvestment Plan
We had registered and reserved $150,000,000 in shares of our common stock for sale pursuant to the DRIP in our offering. The DRIP allows stockholders to purchase additional Class T shares and Class I shares of our common stock through the reinvestment of distributions during our offering. Pursuant to the DRIP, distributions with respect to Class T shares are reinvested in Class T shares and distributions with respect to Class I shares are reinvested in Class I shares. On February 15, 2019, we terminated our offering. We continue to offer up to $100,000,000 in shares of our common stock pursuant to the 2019 DRIP Offering.
For the years ended December 31, 2018, 2017 and 2016 $17,612,000, $8,689,000 and $796,000, respectively, in distributions were reinvested and 1,838,711, 924,358 and 83,717 shares of our common stock, respectively, were issued pursuant to the DRIP. As of December 31, 2018 and 2017, a total of $27,097,000 and $9,485,000, respectively, in distributions were reinvested that resulted in 2,846,786 and 1,008,075 shares of our common stock, respectively, being issued pursuant to the DRIP.
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
All repurchases of our shares of common stock are subject to a one-year holding period, except for repurchases made in connection with a stockholder’s death or “qualifying disability,” as defined in our share repurchase plan. Further, all share repurchases are repurchased following a one-year holding period at a price between 92.5% to 100% of each stockholder’s repurchase amount depending on the period of time their shares have been held. During our offering and with respect to shares repurchased for the quarter ending March 31, 2019, the repurchase amount for shares repurchased under our share repurchase plan was equal to the lesser of (i) the amount per share that a stockholder paid for their shares of our common stock, or (ii) the per share offering price in our offering. Commencing with shares repurchased for the quarter ending June 30, 2019, the repurchase amount for shares repurchased under our share repurchase plan will be the lesser of the amount per share the stockholder paid for their shares of our common stock or the most recent estimated value of one share of the applicable class of common stock as determined by our board of directors. However, if shares of our common stock are repurchased in connection with a stockholder’s death or qualifying disability, the repurchase price will be no less than 100% of the price paid to acquire the shares of our common stock from us. Furthermore, our share repurchase plan provides that if there are insufficient funds to honor all repurchase requests, pending requests will be honored among all requests for repurchase in any given repurchase period, as follows: first, pro rata as to repurchases sought upon a stockholder’s death; next, pro rata as to repurchases sought by stockholders with a qualifying disability; and, finally, pro rata as to other repurchase requests.
For the years ended December 31, 2018 and 2017, we received share repurchase requests and repurchased 350,418 and 77,746 shares of our common stock, respectively, for an aggregate of $3,312,000 and $735,000 at an average repurchase price of $9.45 per share. As of December 31, 2018 and 2017, we received cumulative share repurchase requests and repurchased 428,164 and 77,746 shares of our common stock, respectively, for an aggregate of $4,047,000 and $735,000, respectively, at an average repurchase price of $9.45 per share. All shares were repurchased using proceeds we received from the sale of shares of our common stock pursuant to the DRIP.
2015 Incentive Plan
In February 2016, we adopted our incentive plan, pursuant to which our board of directors or a committee of our independent directors may make grants of options, restricted shares of common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 4,000,000 shares. For the years ended December 31, 2018 and 2017, we granted 22,500 shares of our restricted Class T common stock at a weighted average grant date fair value of $9.65 and $10.00 per share, respectively, to our independent directors in connection with their election or re-election to our board of directors, or in consideration for their past services rendered. Such shares vested 20.0% immediately on the grant date and 20.0% will vest on each of the first four anniversaries of the grant date. For the years ended December 31, 2018, 2017 and

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2016, we recognized stock compensation expense of $185,000, $131,000 and $80,000, respectively, which is included in general and administrative in our accompanying consolidated statements of operations.
Offering Costs
Selling Commissions
We generally paid our dealer manager selling commissions of up to 3.0% of the gross offering proceeds from the sale of Class T shares of our common stock pursuant to our primary offering. To the extent that selling commissions were less than 3.0% of the gross offering proceeds for any Class T shares sold, such reduction in selling commissions was accompanied by a corresponding reduction in the applicable per share purchase price for purchases of such shares. No selling commissions were payable on Class I shares or shares of our common stock sold pursuant to the DRIP. Our dealer manager may have re-allowed all or a portion of these fees to participating broker-dealers. For the years ended December 31, 2018, 2017 and 2016, we incurred $6,983,000, $8,329,000 and $3,045,000, respectively, in selling commissions to our dealer manager. Such commissions were charged to stockholders’ equity as such amounts were paid to our dealer manager from the gross proceeds of our offering.
Dealer Manager Fee
With respect to shares of our Class T common stock, our dealer manager generally received a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of Class T shares of our common stock pursuant to our primary offering, of which 1.0% of the gross offering proceeds was funded by us and up to an amount equal to 2.0% of the gross offering proceeds was funded by our advisor. With respect to shares of our Class I common stock, prior to March 1, 2017, our dealer manager generally received a dealer manager fee up to 3.0% of the gross offering proceeds from the sale of Class I shares of our common stock pursuant to our primary offering, of which 1.0% of the gross offering proceeds was funded by us and an amount equal to 2.0% of the gross offering proceeds was funded by our advisor. Effective March 1, 2017, our dealer manager generally received a dealer manager fee up to an amount equal to 1.5% of the gross offering proceeds from the sale of Class I shares pursuant to our primary offering, all of which was funded by our advisor. Our dealer manager may have entered into participating dealer agreements with participating dealers that provided for a reduction or waiver of dealer manager fees. To the extent that the dealer manager fee was less than 3.0% of the gross offering proceeds for any Class T shares sold and less than 1.5% of the gross offering proceeds for any Class I shares sold, such reduction was applied first to the portion of the dealer manager fee funded by our advisor. To the extent that any reduction in dealer manager fee exceeded the portion of the dealer manager fee funded by our advisor, such excess reduction was accompanied by a corresponding reduction in the applicable per share purchase price for purchases of such shares. No dealer manager fee was payable on shares of our common stock sold pursuant to the DRIP. Our dealer manager may have re-allowed all or a portion of these fees to participating broker-dealers.
For the years ended December 31, 2018, 2017 and 2016, we incurred $2,364,000, $2,844,000 and $1,106,000, respectively, in dealer manager fees to our dealer manager. Such fees were charged to stockholders’ equity as such amounts were paid to our dealer manager or its affiliates from the gross proceeds of our offering. See Note 12, Related Party Transactions — Offering Stage — Dealer Manager Fee, for a further discussion of the dealer manager fee funded by our advisor.
Stockholder Servicing Fee
We pay our dealer manager a quarterly stockholder servicing fee with respect to our Class T shares sold as additional compensation to the dealer manager and participating broker-dealers. No stockholder servicing fee is paid with respect to Class I shares or shares of our common stock sold pursuant to the DRIP. The stockholder servicing fee accrues daily in an amount equal to 1/365th of 1.0% of the purchase price per share of our Class T shares sold in our primary offering and, in the aggregate will not exceed an amount equal to 4.0% of the gross proceeds from the sale of Class T shares in our primary offering. We will cease paying the stockholder servicing fee with respect to our Class T shares sold in our offering upon the occurrence of certain defined events. Our dealer manager may re-allow to participating broker-dealers all or a portion of the stockholder servicing fee for services that such participating broker-dealers perform in connection with the shares of our Class T common stock. By agreement with participating broker-dealers, such stockholder servicing fee may be reduced or limited.
For the years ended December 31, 2018, 2017 and 2016, we incurred $8,069,000, $10,421,000 and $4,052,000, respectively, in stockholder servicing fees to our dealer manager. As of December 31, 2018 and 2017, we accrued $16,395,000 and $12,611,000, respectively, in connection with the stockholder servicing fee payable, which is included in accounts payable and accrued liabilities with a corresponding offset to stockholders’ equity in our accompanying consolidated balance sheets.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and one of our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings; however, we are not affiliated with Griffin Capital, our dealer manager, Colony Capital or Mr. Flaherty. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. Our board of directors, including a majority of our independent directors, has reviewed the material transactions between our affiliates and us during the year ended December 31, 2018. Set forth below is a description of the transactions with affiliates. We believe that we have executed all of the transactions set forth below on terms that are fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties. For the years ended December 31, 2018, 2017 and 2016, we incurred $22,355,000, $17,650,000 and $9,112,000, respectively, in fees and expenses to our affiliates as detailed below.
Offering Stage
Dealer Manager Fee
With respect to shares of our Class T common stock, our dealer manager generally received a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of Class T shares of our common stock pursuant to our primary offering, of which 1.0% of the gross offering proceeds was funded by us and up to an amount equal to 2.0% of the gross offering proceeds was funded by our advisor. With respect to shares of our Class I common stock, prior to March 1, 2017, our dealer manager generally received a dealer manager fee up to 3.0% of the gross offering proceeds from the sale of Class I shares of our common stock pursuant to our primary offering, of which 1.0% of the gross offering proceeds was funded by us and an amount equal to 2.0% of the gross offering proceeds was funded by our advisor. Effective March 1, 2017, our dealer manager generally received a dealer manager fee up to an amount equal to 1.5% of the gross offering proceeds from the sale of Class I shares pursuant to our primary offering, all of which was funded by our advisor. Our dealer manager may have entered into participating dealer agreements with participating dealers that provided for a reduction or waiver of dealer manager fees. To the extent that the dealer manager fee was less than 3.0% of the gross offering proceeds for any Class T shares sold and less than 1.5% of the gross offering proceeds for any Class I shares sold, such reduction was applied first to the portion of the dealer manager fee funded by our advisor. To the extent that any reduction in dealer manager fee exceeded the portion of the dealer manager fee funded by our advisor, such excess reduction was accompanied by a corresponding reduction in the applicable per share purchase price for purchases of such shares. No dealer manager fee is payable on shares of our common stock sold pursuant to the DRIP. Our advisor intends to recoup the portion of the dealer manager fee it funds through the receipt of the Contingent Advisor Payment from us, as described below, through the payment of acquisition fees.
For the years ended December 31, 2018, 2017 and 2016, we incurred $4,878,000, $5,851,000 and $2,212,000, respectively, payable to our advisor as part of the Contingent Advisor Payment in connection with the dealer manager fee that our advisor had incurred. Such fee was charged to stockholders’ equity as incurred with a corresponding offset to accounts payable due to affiliates in our accompanying consolidated balance sheets. See Note 11, Equity — Offering Costs — Dealer Manager Fee, for a further discussion of the dealer manager fee funded by us.
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
For the years ended December 31, 2018, 2017 and 2016, we incurred $1,465,000, $1,583,000 and $3,192,000, respectively, payable to our advisor as part of the Contingent Advisor Payment in connection with the other organizational and offering expenses that our advisor had incurred. Such expenses were charged to stockholders’ equity as incurred with a corresponding offset to accounts payable due to affiliates in our accompanying consolidated balance sheets.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition and Development Stage
Acquisition Fee
We pay our advisor an acquisition fee of up to 4.50% of the contract purchase price, including any contingent or earn-out payments that may be paid, of each property we acquire or, with respect to any real estate-related investment we originate or acquire, up to 4.25% of the origination or acquisition price, including any contingent or earn-out payments that may be paid. The 4.50% or 4.25% acquisition fees consist of a 2.25% or 2.00% base acquisition fee, or the base acquisition fee, for real estate and real estate-related acquisitions, respectively, and an additional 2.25% contingent advisor payment, or the Contingent Advisor Payment. The Contingent Advisor Payment allows our advisor to recoup the portion of the dealer manager fee and other organizational and offering expenses funded by our advisor. Therefore, the amount of the Contingent Advisor Payment paid upon the closing of an acquisition shall not exceed the then outstanding amounts paid by our advisor for dealer manager fees and other organizational and offering expenses at the time of such closing. For these purposes, the amounts paid by our advisor and considered as “outstanding” were reduced by the amount of the Contingent Advisor Payment previously paid. Notwithstanding the foregoing, the initial $7,500,000 of amounts paid by our advisor to fund the dealer manager fee and other organizational and offering expenses, or the Contingent Advisor Payment Holdback, was retained by us until February 2019, the termination of our last public offering and the third anniversary of the commencement date of our initial public offering, at which time such amount was paid to our advisor. Our advisor or its affiliates is entitled to receive these acquisition fees for properties and real estate-related investments acquired with funds raised in our offering, including acquisitions completed after the termination of the Advisory Agreement (including imputed leverage of 50.0% on funds raised in our offering), or funded with net proceeds from the sale of a property or real estate-related investment, subject to certain conditions. Our advisor may waive or defer all or a portion of the acquisition fee at any time and from time to time, in our advisor’s sole discretion.
The base acquisition fee in connection with the acquisition of real estate investments accounted for as business combinations is expensed as incurred and included in acquisition related expenses in our accompanying consolidated statements of operations. The base acquisition fee in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments is capitalized as part of the associated investment in our accompanying consolidated balance sheets. For the years ended December 31, 2018, 2017 and 2016, we paid base acquisition fees of $10,096,000, $7,342,000 and $3,124,000, respectively, to our advisor. As of December 31, 2018 and 2017, we recorded $7,866,000 and $7,744,000, respectively, as part of the Contingent Advisor Payment, which is included in accounts payable due to affiliates with a corresponding offset to stockholders’ equity in our accompanying consolidated balance sheets. As of December 31, 2018 and 2017, we have paid $11,316,000 and $5,095,000, respectively, in Contingent Advisor Payments to our advisor. For a further discussion of amounts paid in connection with the Contingent Advisor Payment, see “Dealer Manager Fee” and “Other Organizational and Offering Expenses,” above. In addition, see Note 3, Real Estate Investments, Net and Note 21, Subsequent Events, for a further discussion.
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
For the year ended December 31, 2018, we incurred development fees of $6,000 to our advisor. For the years ended December 31, 2017 and 2016, we did not incur any development fees to our advisor or its affiliates.
Reimbursement of Acquisition Expenses
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets, which are reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees, total development costs and real estate commissions paid to unaffiliated third parties will not exceed, in the aggregate, 6.0% of the contract purchase price of the property or real estate-related investments, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction. For the years ended December 31, 2018, 2017 and 2016, such fees and expenses paid did not exceed 6.0% of the contract purchase price of our property acquisitions, except with respect to our acquisitions of Auburn MOB, Pottsville MOB, Lafayette Assisted Living Portfolio, Athens MOB and Northern California Senior Housing Portfolio, which excess fees were approved by our directors as set forth above. For a further discussion, see Note 3, Real Estate Investments, Net.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reimbursements of acquisition expenses in connection with the acquisition of real estate investments accounted for as business combinations are expensed as incurred and included in acquisition related expenses in our accompanying consolidated statements of operations. Reimbursements of acquisition expenses in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments are capitalized as part of the associated investment in our accompanying consolidated balance sheets. For each of the years ended December 31, 2018 and 2017, we incurred $2,000 in acquisition expenses to our advisor or its affiliates. We did not incur any such acquisition expenses to our advisor or its affiliates for the year ended December 31, 2016.
Operational Stage
Asset Management Fee
We pay our advisor or its affiliates a monthly fee for services rendered in connection with the management of our assets equal to one-twelfth of 0.80% of average invested assets. For such purposes, average invested assets means the average of the aggregate book value of our assets invested in real estate investments and real estate-related investments, before deducting depreciation, amortization, bad debt and other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period of calculation.
For the years ended December 31, 2018, 2017 and 2016, we incurred $4,975,000, $2,344,000 and $151,000, respectively, in asset management fees to our advisor. Our advisor agreed to waive certain asset management fees that may otherwise have been due to our advisor pursuant to the Advisory Agreement until such time as the amount of such waived asset management fees was equal to the amount of distributions payable to our stockholders for the period beginning on May 1, 2016 and ending on the date of the acquisition of our first property or real estate-related investment, as such terms are defined in the Advisory Agreement. We purchased our first property in June 2016. As such, the asset management fees of $80,000 that would have been incurred through December 2016 were waived by our advisor. Our advisor did not receive any additional securities, shares of our stock, or any other form of consideration or any repayment as a result of the waiver of such asset management fees. Asset management fees are included in general and administrative in our accompanying consolidated statements of operations.
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
Property management fees are included in property operating expenses and rental expenses in our accompanying consolidated statements of operations. For the years ended December 31, 2018, 2017 and 2016, we incurred property management fees of $746,000, $381,000 and $47,000, respectively, to American Healthcare Investors.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease fees are capitalized as lease commissions, which are included in other assets, net in our accompanying consolidated balance sheets, and amortized over the term of the lease. For the year ended December 31, 2018 and 2017, we incurred lease fees of $94,000 and $64,000, respectively. For the year ended December 31, 2016, we did not incur any lease fees to our advisor or its affiliates.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, we pay our advisor or its affiliates a construction management fee of up to 5.0% of the cost of such improvements. Construction management fees are capitalized as part of the associated asset and included in real estate investments, net in our accompanying consolidated balance sheets or are expensed and included in our accompanying consolidated statements of operations, as applicable. For the year ended December 31, 2018 and 2017, we incurred construction management fees of $28,000 and $1,000, respectively. For the year ended December 31, 2016, we did not incur any construction management fees to our advisor or its affiliates.
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
Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.2% and 28.3%, respectively, for the 12 months ended December 31, 2018; however, we did not exceed the aforementioned limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 1.3% and 27.9%, respectively, for the 12 months ended December 31, 2017; however, we did not exceed the aforementioned limitation. Our operating expenses as a percentage of average invested assets and as a percentage of net income were 3.3% and (27.5)%, respectively, for the 12 months ended December 31, 2016 and we exceeded the aforementioned limitation by $437,000. During the early stages of our operations in 2016, our general and administrative expenses were relatively high compared with our net income and our average invested assets. Our board of directors determined that the relationship of our general and administrative expenses to our funds from operations and our average invested assets was justified for the 12 months ended December 31, 2016 given the costs of operating a public company and the early stages of our operations in 2016.
For the years ended December 31, 2018, 2017 and 2016, our advisor incurred operating expenses on our behalf of $65,000, $82,000 and $386,000, respectively. Operating expenses are generally included in general and administrative in our accompanying consolidated statements of operations.
Compensation for Additional Services
We pay our advisor and its affiliates for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board of directors, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated parties for similar services. For the years ended December 31, 2018, 2017 and 2016, our advisor and its affiliates were not compensated for any additional services.
Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, we pay our advisor or its affiliates a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board of directors, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the years ended December 31, 2018, 2017 and 2016, we did not incur any disposition fees to our advisor or its affiliates.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, we will pay our advisor a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the remaining net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of: (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan); plus (ii) an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the years ended December 31, 2018, 2017 and 2016, we did not pay any such distributions to our advisor.
Subordinated Distribution Upon Listing
Upon the listing of shares of our common stock on a national securities exchange, in redemption of our advisor’s limited partnership units, we will pay our advisor a distribution equal to 15.0% of the amount by which: (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash equal to an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing, among other factors. For the years ended December 31, 2018, 2017 and 2016, we did not pay any such distributions to our advisor.
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
As of December 31, 2018 and 2017, we did not have any liability related to the subordinated distribution upon termination.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 30, 2016, Messrs. Hanson, Prosky and Streiff each executed stock purchase plans for the purchase of shares of our Class I common stock, or the 2017 Stock Purchase Plans, on terms similar to their 2016 Stock Purchase Plans. In addition, on December 30, 2016, Mr. Oh, as well as Wendie Newman and Christopher M. Belford, both of whom were appointed as our Executive Vice Presidents of Asset Management as of June 2017, each executed similar 2017 Stock Purchase Plans whereby they each irrevocably agreed to invest a portion of their net after-tax base salary or a portion of their net after-tax base salary and cash bonus compensation, ranging from 5.0% to 15.0%, earned as employees of American Healthcare Investors directly into our company by purchasing shares of our Class I common stock. The 2017 Stock Purchase Plans terminated on December 31, 2017.
Purchases of shares of our Class I common stock pursuant to the 2017 Stock Purchase Plans commenced beginning with the officers’ regularly scheduled payroll payment on January 23, 2017. The shares of Class I common stock were purchased pursuant to the 2017 Stock Purchase Plans at a price of $9.21 per share, reflecting the purchase price of shares of Class I common stock offered to the public reduced by the dealer manager fees funded by us. No selling commissions, dealer manager fees (including the portion of such dealer manager fees funded by our advisor) or stockholder servicing fees were paid with respect to such sales of our Class I common stock pursuant to the 2017 Stock Purchase Plans.
On December 31, 2017, Messrs. Hanson, Prosky, and Streiff each executed stock purchase plans for the purchase of shares of our Class I common stock, or the 2018 Stock Purchase Plans, on terms similar to their 2017 Stock Purchase Plans. In addition, on December 31, 2017, four Executive Vice Presidents of American Healthcare Investors, including Messrs. Oh and Belford, Ms. Newman and Brian S. Peay, our Chief Financial Officer, each executed similar 2018 Stock Purchase Plans whereby they each irrevocably agreed to invest a portion of their net after-tax base salary or a portion of their net after-tax base salary and cash bonus compensation, ranging from 5.0% to 15.0%, earned on or after January 1, 2018 as employees of American Healthcare Investors directly into shares of our Class I common stock. The 2018 Stock Purchase Plans terminated on December 31, 2018.
Purchases of shares of our Class I common stock pursuant to the 2018 Stock Purchase Plans commenced beginning with the first regularly scheduled payroll payment on January 22, 2018. The shares of Class I common stock were purchased pursuant to the 2018 Stock Purchase Plans at a per share purchase price equal to the per share purchase price of our Class I common stock, which was $9.21 per share prior to April 11, 2018 and $9.65 per share effective as of April 11, 2018. No selling commissions, dealer manager fees (including the portion of such dealer manager fees funded by our advisor) or stockholder servicing fees were paid with respect to such sales of our Class I common stock pursuant to the 2018 Stock Purchase Plans.
For the years ended December 31, 2018, 2017 and 2016, our officers invested the following amounts and we issued the following shares of our Class T and Class I common stock pursuant to the applicable stock purchase plan:

		Years Ended December 31,
		2018		2017		2016
Officer’s Name	Title	Amount	Shares	Amount	Shares	Amount	Shares
Jeffrey T. Hanson	Chief Executive Officer and Chairman of the Board of Directors	$329,000	34,690	$263,000	28,464	$184,000	19,213
Danny Prosky	President and Chief Operating Officer	352,000	37,111	272,000	29,480	204,000	21,265
Mathieu B. Streiff	Executive Vice President and General Counsel	324,000	34,262	263,000	28,462	199,000	20,707
Brian S. Peay	Chief Financial Officer	30,000	3,143	—	—	—	—
Stefan K.L. Oh	Executive Vice President of Acquisitions	34,000	3,534	32,000	3,416	23,000	2,447
Christopher M. Belford	Executive Vice President of Asset Management	55,000	5,866	65,000	7,014	18,000	1,828
Wendie Newman	Executive Vice President of Asset Management	9,000	918	8,000	828	—	—
Total		$1,133,000	119,524	$903,000	97,664	$628,000	65,460

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of December 31, 2018 and 2017:

	December 31,
Fee	2018	2017
Contingent Advisor Payment	$7,866,000	$7,744,000
Asset management fees	595,000	316,000
Property management fees	97,000	43,000
Construction management fees	18,000	1,000
Operating expenses	6,000	6,000
Development fees	6,000	—
Lease commissions	—	8,000
Total	$8,588,000	$8,118,000
13. Fair Value Measurements
Financial Instruments Disclosed at Fair Value
Our accompanying consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts and other receivables, restricted cash, real estate deposits, accounts payable and accrued liabilities, accounts payable due to affiliates, mortgage loans payable and borrowings under the 2017 Credit Facility or 2018 Credit Facility.
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
The fair value of our mortgage loans payable and the 2017 Credit Facility or 2018 Credit Facility is estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that our mortgage loans payable and the 2017 Credit Facility or 2018 Credit Facility are classified in Level 2 within the fair value hierarchy as reliance is placed on inputs other than quoted prices that are observable, such as interest rates and yield curves.
The carrying amounts and estimated fair values of such financial instruments as of December 31, 2018 and 2017 were as follows:

	December 31,
	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Mortgage loans payable	$16,892,000	$16,920,000	$11,567,000	$11,819,000
Line of credit and term loan	$270,553,000	$275,124,000	$82,644,000	$84,088,000
14. Income Taxes and Distributions
As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. We have elected to treat certain of our consolidated subsidiaries as wholly-owned TRSs pursuant to the Code. TRSs may participate in services that would otherwise be considered impermissible for REITs and are subject to federal and state income tax at regular corporate tax rates.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation pursuant to the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate to 21.0%, eliminating the corporate alternative minimum tax, or AMT, and changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.
We adopted ASU 2018-05 which allows us to record provisional amounts during the period of enactment. Any change to the provisional amounts would have been recorded as an adjustment to the provision for income taxes in the period the amounts are determined. The measurement period ends when we have obtained, prepared and analyzed the information necessary to finalize the provision, but cannot extend beyond one year of the enactment date. As of December 31, 2018, the measurement period has closed and there were no material changes to the provision for income taxes. The Tax Act is still unclear in some respects and could be subject to potential amendments and technical corrections. The federal income tax rules dealing with U.S. federal income taxation and REITs are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. As a result, the long-term impact of the Tax Act on the overall economy, government revenues, our tenants, us, and the real estate industry cannot be reliably predicted at this time. We continue to work with our tax advisors to determine the full impact that the recent tax legislation as a whole will have on us.
We did not incur income taxes for the years ended December 31, 2017 and 2016. The components of income tax expense for the period then ended is as follows:

Year Ended December 31, 2018
Federal deferred	$(2,593,000)
State deferred	(675,000)
State current	8,000
Valuation allowance	3,268,000
Total income tax expense	$8,000
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
We recognize the financial statement effects of an uncertain tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of December 31, 2018 and 2017, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying consolidated financial statements.
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of December 31, 2018, our valuation allowance fully reserves the net deferred tax asset due to inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Any increases or decreases to the deferred income tax assets or liabilities are reflected in income tax expense (benefit) in our accompanying consolidated statements of operations. We did not have deferred tax assets or liabilities as of December 31, 2016. The components of deferred tax assets as of December 31, 2018 and 2017 was as follows:

	Years Ended December 31,
	2018	2017
Deferred income tax assets:
Fixed assets & intangibles	$2,484,000	$388,000
Expense accruals & other	469,000	(41,000)
Net operating loss	791,000	129,000
Valuation allowances	(3,744,000)	(476,000)
Total deferred income tax assets	$—	$—
At December 31, 2018, we had a net operating loss, or NOL, carryforward of $2,983,000 related to the TRSs. These amounts can be used to offset future taxable income, if any. The NOL carryforwards that were incurred before January 1, 2018 begin to expire in 2037 with respect to the TRSs. The NOL carryforwards incurred after December 31, 2017 will be carried forward indefinitely.
Tax Treatment of Distributions
For federal income tax purposes, distributions to stockholders are characterized as ordinary income, capital gain distributions or nontaxable distributions. Nontaxable distributions will reduce U.S. stockholders’ basis (but not below zero) in their shares. The income tax treatment for distributions reportable for the years ended December 31, 2018, 2017 and 2016 was as follows:

	Years Ended December 31,
	2018		2017		2016
Ordinary income	$11,909,000	37.7%	$6,021,000	39.9%	$—	—%
Capital gain	—	—	—	—	—	—
Return of capital	19,673,000	62.3	9,055,000	60.1	1,345,000	100
	$31,582,000	100%	$15,076,000	100%	$1,345,000	100%
Amounts listed above do not include distributions paid on nonvested shares of our restricted common stock which have been separately reported.
15. Future Minimum Rent
Rental Income
We have operating leases with tenants that expire at various dates through 2099 and in some cases are subject to scheduled fixed increases or adjustments based on a consumer price index. Generally, our leases grant tenants renewal options. Our leases also generally provide for additional rents based on certain operating expenses. Future minimum base rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2018 for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2019	$52,764,000
2020	52,207,000
2021	50,886,000
2022	48,249,000
2023	44,397,000
Thereafter	290,103,000
Total	$538,606,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rental Expense
We have ground and other lease obligations that generally require fixed annual rental payments and may also include escalation clauses and renewal options. These leases expire at various dates through 2107, excluding extension options. Future minimum lease obligations under non-cancelable ground and other lease obligations as of December 31, 2018 for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2019	$307,000
2020	307,000
2021	307,000
2022	307,000
2023	307,000
Thereafter	11,978,000
Total	$13,513,000
16. Business Combinations
For the years ended December 31, 2018 and 2017, none of our property acquisitions were accounted for as business combinations. See Note 3, Real Estate Investments, Net, for a discussion of our 2018 and 2017 property acquisitions accounted for as asset acquisitions. For the year ended December 31, 2016, using net proceeds from our offering and debt financing, we completed nine property acquisitions comprising 12 buildings, which were accounted for as business combinations. The aggregate contract purchase price for these property acquisitions was $138,820,000, plus closing costs and base acquisition fees of $4,522,000, which are included in acquisition related expenses in our accompanying consolidated statements of operations. In addition, we incurred Contingent Advisor Payments of $3,123,000 to our advisor for these property acquisitions. See Note 12, Related Party Transactions, for a further discussion of the Contingent Advisor Payment.
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
Assuming the property acquisitions in 2016 discussed above had occurred on January 23, 2015 (Date of Inception), for the year ended December 31, 2016, unaudited pro forma revenue, net income, net income attributable to controlling interest and net income per Class T and Class I common share attributable to controlling interest — basic and diluted would have been as follows:

(Unaudited) December 31, 2016
Revenue	$14,654,000
Net income	$207,700
Net income attributable to controlling interest	$2,077,000
Net income per Class T and Class I common share attributable to controlling interest — basic and diluted	$0.12
The unaudited pro forma adjustments assume that the offering proceeds, at a price of $10.00 per share, net of offering costs, were raised as of January 23, 2015 (Date of Inception). In addition, acquisition related expenses associated with the acquisitions have been excluded from the pro forma results in 2016. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
17. Segment Reporting
As of December 31, 2018, we evaluated our business and made resource allocations based on four reportable business segments — medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities.

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
We evaluate performance based upon segment net operating income. We define segment net operating income as total revenues, less rental expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, interest expense, loss from unconsolidated entity, other income and income tax expense for each segment. We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment net operating income serves as an appropriate supplemental performance measure to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis.
Interest expense, depreciation and amortization and other expenses not attributable to individual properties are not allocated to individual segments for purposes of assessing segment performance.
Non-segment assets primarily consist of corporate assets including cash and cash equivalents, other receivables, real estate deposits and other assets not attributable to individual properties.
Summary information for the reportable segments during the years ended December 31, 2018, 2017 and 2016 was as follows:

	Medical Office Buildings	Senior Housing	Senior Housing — RIDEA	Skilled Nursing Facilities	Year Ended December 31, 2018
Revenues:
Real estate revenue	$34,339,000	$8,994,000	$—	$4,266,000	$47,599,000
Resident fees and services	—	—	36,857,000	—	36,857,000
Total revenues	34,339,000	8,994,000	36,857,000	4,266,000	84,456,000
Expenses:
Rental expenses	9,934,000	1,214,000	—	351,000	11,499,000
Property operating expenses	—	—	30,023,000	—	30,023,000
Segment net operating income	$24,405,000	$7,780,000	$6,834,000	$3,915,000	$42,934,000
Expenses:
General and administrative					$9,172,000
Acquisition related expenses					2,795,000
Depreciation and amortization					32,658,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium)					(6,788,000)
Loss from unconsolidated entity					(110,000)
Other income					11,000
Loss before income taxes					(8,578,000)
Income tax expense					(8,000)
Net loss					$(8,586,000)

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Medical Office Buildings	Senior Housing	Senior Housing — RIDEA	Year Ended December 31, 2017
Revenues:
Real estate revenue	$22,320,000	$5,450,000	$—	$27,770,000
Resident fees and services	—	—	5,563,000	5,563,000
Total revenues	22,320,000	5,450,000	5,563,000	33,333,000
Expenses:
Rental expenses	6,694,000	598,000	—	7,292,000
Property operating expenses	—	—	4,203,000	4,203,000
Segment net operating income	$15,626,000	$4,852,000	$1,360,000	$21,838,000
Expenses:
General and administrative				$4,338,000
Acquisition related expenses				655,000
Depreciation and amortization				13,639,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt premium)				(2,699,000)
Other income				1,000
Net income				$508,000

	Medical Office Buildings	Senior Housing	Senior Housing — RIDEA	Year Ended December 31, 2016
Revenue:
Real estate revenue	$3,029,000	$127,000	$—	$3,156,000
Expenses:
Rental expenses	887,000	11,000	—	898,000
Segment net operating income	$2,142,000	$116,000	$—	$2,258,000
Expenses:
General and administrative				$1,221,000
Acquisition related expenses				4,745,000
Depreciation and amortization				1,252,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt premium)				(514,000)
Net loss				$(5,474,000)

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets by reportable segment as of December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
Medical office buildings	$417,708,000	$262,260,000
Senior housing	154,716,000	98,519,000
Senior housing — RIDEA	146,965,000	115,402,000
Skilled nursing	115,657,000	—
Other	61,326,000	3,972,000
Total assets	$896,372,000	$480,153,000
18. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, accounts and other receivables, restricted cash and real estate deposits. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of December 31, 2018 and 2017, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. In general, we perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of December 31, 2018, three states in the United States accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized net operating income. Our properties located in Missouri, Michigan and Florida accounted for approximately 14.0%, 10.6% and 10.3%, respectively, of our total property portfolio’s annualized base rent or annualized net operating income. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
Based on leases in effect as of December 31, 2018, our four reportable business segments, medical office buildings, senior housing, skilled nursing facilities and senior housing — RIDEA accounted for 53.6%, 17.4%, 15.4% and 13.6%, respectively, of our total property portfolio’s annualized base rent or annualized net operating income.
As of December 31, 2018, we had one tenant that accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized net operating income, as follows:

Tenant	Annualized Base Rent(1)	Percentage of Annualized Base Rent	Acquisition	Reportable Segment	GLA (Sq Ft)	Lease Expiration Date
RC Tier Properties, LLC	$7,629,000	12.5%	Missouri SNF Portfolio	Skilled Nursing	385,000	09/30/33
___________

(1)
Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2018. The loss of this tenant or its inability to pay rent could have a material adverse effect on our business and results of operations.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. Per Share Data
Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $19,000, $12,000 and $5,000 for the years ended December 31, 2018, 2017 and 2016, respectively. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock. As of December 31, 2018 and 2017, there were 37,500 and 27,000 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of December 31, 2018 and 2017, there were 208 units of redeemable limited partnership units of our operating partnership outstanding, but such units were excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.
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

	Quarters Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Revenues	$25,323,000	$22,281,000	$19,010,000	$17,842,000
Expenses	(25,961,000)	(22,384,000)	(18,808,000)	(18,994,000)
Other expense	(3,047,000)	(1,596,000)	(1,160,000)	(1,084,000)
Income tax expense	(4,000)	(4,000)	—	—
Net loss	(3,689,000)	(1,703,000)	(958,000)	(2,236,000)
Less: net loss attributable to redeemable noncontrolling interests	35,000	72,000	58,000	67,000
Net loss attributable to controlling interest	$(3,654,000)	$(1,631,000)	$(900,000)	$(2,169,000)
Net loss per Class T and Class I common share attributable to controlling interest — basic and diluted	$(0.06)	$(0.03)	$(0.02)	$(0.05)
Weighted average number of Class T and Class I common shares outstanding — basic and diluted	64,954,525	57,769,964	51,277,753	45,136,647

	Quarters Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Revenues	$14,595,000	$8,488,000	$6,198,000	$4,052,000
Expenses	(14,285,000)	(6,954,000)	(5,169,000)	(3,719,000)
Other expense	(1,092,000)	(780,000)	(408,000)	(418,000)
Net (loss) income	(782,000)	754,000	621,000	(85,000)
Less: net loss income attributable to redeemable noncontrolling interest	33,000	—	—	—
Net (loss) income attributable to controlling interest	$(749,000)	$754,000	$621,000	$(85,000)
Net (loss) income per Class T and Class I common share attributable to controlling interest — basic and diluted	$(0.02)	$0.02	$0.03	$(0.01)
Weighted average number of Class T and Class I common shares outstanding — basic and diluted	39,409,207	32,593,321	24,035,973	14,655,107

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. Subsequent Events
Interest Rate Swaps
On February 5, 2019, we, through our operating partnership, entered into interest rate swap transactions with Citizens Bank; Comerica Bank; Fifth Third Financial Risk Solutions, a division of Fifth Third Bank, an Ohio banking corporation, or Fifth Third; and The Huntington National Bank, or Huntington, or collectively referred to herein as the Swaps. We entered into the Swaps to fix and mitigate the risk associated with $250,000,000 of our floating rate term loan (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed rate indebtedness) under our existing 2018 Credit Facility. The Swaps have a trade date of February 5, 2019, an effective date of February 11, 2019 and a termination date of November 19, 2021. Beginning on March 11, 2019, we are required to make monthly fixed rate payments while the counterparties are obligated to make monthly floating rate payments based on London Interbank Offered Rate.
The following is a summary of the Swaps:

Financial Institution	Interest Rate	Notional Amount
Citizens Bank	2.49%	$139,500,000
Comerica Bank	2.49%	36,700,000
Fifth Third	2.49%	58,800,000
Huntington	2.53%	15,000,000
		$250,000,000
We may, subject to certain limitations, modify or terminate any of the foregoing Swaps or enter into additional swap transactions in the future from time to time. Notwithstanding the terms of the Swaps, our operating partnership remains ultimately obligated for all amounts due and payable under the 2018 Credit Facility in accordance with the terms thereof.
Property Acquisition
Subsequent to December 31, 2018, we completed one property acquisition comprising one building from an unaffiliated third party. The following is a summary of our property acquisition subsequent to December 31, 2018:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Total Acquisition Fee(2)
Lithonia MOB	Lithonia, GA	Medical Office	03/05/19	$10,600,000	$477,000
___________

(1)	We own 100% of our property acquired subsequent to December 31, 2018.

(2)
Our advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our property, a base acquisition fee of 2.25% of the portion of the aggregate contract purchase price paid by us. In addition, the total acquisition fee includes a Contingent Advisor Payment, as defined in Note 12, Related Party Transactions, in the amount of 2.25% of the portion of the aggregate contract purchase price paid by us. See Note 12, Related Party Transactions — Acquisition and Development Stage — Acquisition Fee, for a further discussion.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION
December 31, 2018

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(d)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(c)	Accumulated Depreciation (e)(f)	Date of Construction	Date Acquired
Auburn MOB (Medical Office)	Auburn, CA	$—	$406,000	$4,600,000	$65,000	$406,000	$4,665,000	$5,071,000	$(407,000)	1997	06/28/16
Pottsville MOB (Medical Office)	Pottsville, PA	—	1,493,000	7,050,000	78,000	1,493,000	7,128,000	8,621,000	(630,000)	2004	09/16/16
Charlottesville MOB (Medical Office)	Charlottesville, VA	—	4,768,000	13,330,000	51,000	4,768,000	13,381,000	18,149,000	(1,102,000)	2001	09/22/16
Rochester Hills MOB (Medical Office)	Rochester Hills, MI	3,385,000	1,727,000	5,763,000	65,000	1,727,000	5,828,000	7,555,000	(541,000)	1990	09/29/16
Cullman MOB III (Medical Office)	Cullman, AL	—	—	13,989,000	48,000	—	14,037,000	14,037,000	(934,000)	2010	09/30/16
Iron MOB Portfolio (Medical Office)	Cullman, AL	—	—	10,237,000	635,000	—	10,872,000	10,872,000	(894,000)	1994	10/13/16
	Cullman, AL	—	—	6,906,000	110,000	—	7,016,000	7,016,000	(639,000)	1998	10/13/16
	Sylacauga, AL	—	—	7,907,000	63,000	—	7,970,000	7,970,000	(510,000)	1997	10/13/16
Mint Hill MOB (Medical Office)	Mint Hill, NC	—	—	16,585,000	1,100,000	—	17,685,000	17,685,000	(1,465,000)	2007	11/14/16
Lafayette Assisted Living Portfolio (Senior Housing)	Lafayette, LA	—	1,328,000	8,225,000	70,000	1,327,000	8,296,000	9,623,000	(508,000)	1996	12/01/16
	Lafayette, LA	—	980,000	4,244,000	—	980,000	4,244,000	5,224,000	(281,000)	2014	12/01/16
Evendale MOB (Medical Office)	Evendale, OH	—	1,620,000	7,583,000	606,000	1,620,000	8,189,000	9,809,000	(696,000)	1988	12/13/16
Battle Creek MOB (Medical Office)	Battle Creek, MI	—	960,000	5,717,000	99,000	960,000	5,816,000	6,776,000	(545,000)	1996	03/10/17
Reno MOB (Medical Office)	Reno, NV	—	—	64,718,000	297,000	—	65,015,000	65,015,000	(3,384,000)	2005	03/13/17
Athens MOB Portfolio (Medical Office)	Athens, GA	—	809,000	5,227,000	422,000	809,000	5,649,000	6,458,000	(335,000)	2006	05/18/17
	Athens, GA	—	1,084,000	8,772,000	109,000	1,084,000	8,881,000	9,965,000	(475,000)	2006	05/18/17
SW Illinois Senior Housing Portfolio (Senior Housing)	Columbia, IL	—	1,086,000	9,651,000	3,000	1,086,000	9,654,000	10,740,000	(541,000)	2007	05/22/17
	Columbia, IL	—	121,000	1,656,000	—	121,000	1,656,000	1,777,000	(83,000)	1999	05/22/17
	Millstadt, IL	—	203,000	3,827,000	—	203,000	3,827,000	4,030,000	(185,000)	2004	05/22/17
	Red Bud, IL	—	198,000	3,553,000	51,000	198,000	3,604,000	3,802,000	(178,000)	2006	05/22/17
	Waterloo, IL	—	470,000	8,369,000	—	470,000	8,369,000	8,839,000	(390,000)	2012	05/22/17
Lawrenceville MOB (Medical Office)	Lawrenceville, GA	7,862,000	1,363,000	9,099,000	5,000	1,363,000	9,104,000	10,467,000	(538,000)	2005	06/12/17
Northern California Senior Housing Portfolio (Senior Housing)	Belmont, CA	—	10,760,000	13,631,000	—	10,760,000	13,631,000	24,391,000	(603,000)	1958/2000	06/28/17
	Fairfield, CA	—	317,000	6,584,000	—	317,000	6,584,000	6,901,000	(304,000)	1974	06/28/17
	Menlo Park, CA	—	5,188,000	2,177,000	5,000	5,188,000	2,182,000	7,370,000	(95,000)	1945	06/28/17
	Sacramento, CA	—	1,266,000	2,818,000	702,000	1,266,000	3,520,000	4,786,000	(151,000)	1978	06/28/17
Roseburg MOB (Medical Office)	Roseburg, OR	—	—	20,925,000	34,000	—	20,959,000	20,959,000	(990,000)	2003	06/29/17

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2018

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(d)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(c)	Accumulated Depreciation (e)(f)	Date of Construction	Date Acquired
Fairfield County MOB Portfolio (Medical Office)	Stratford, CT	$—	$1,011,000	$3,538,000	$295,000	$1,011,000	$3,833,000	$4,844,000	$(257,000)	1963	09/29/17
	Trumbull, CT	—	2,250,000	6,879,000	412,000	2,250,000	7,291,000	9,541,000	(409,000)	1987	09/29/17
Central Florida Senior Housing Portfolio (Senior Housing — RIDEA)	Bradenton, FL	—	1,058,000	5,118,000	479,000	1,058,000	5,597,000	6,655,000	(237,000)	1973/1983	11/01/17
	Brooksville, FL	—	1,377,000	10,217,000	182,000	1,378,000	10,398,000	11,776,000	(526,000)	1960/2007	11/01/17
	Brooksville, FL	—	934,000	6,550,000	318,000	934,000	6,868,000	7,802,000	(278,000)	2008	11/01/17
	Lake Placid, FL	—	949,000	3,476,000	182,000	950,000	3,657,000	4,607,000	(173,000)	2008	11/01/17
	Lakeland, FL	—	528,000	17,541,000	555,000	529,000	18,095,000	18,624,000	(576,000)	1985	11/01/17
	Pinellas Park, FL	—	1,118,000	9,005,000	583,000	1,118,000	9,588,000	10,706,000	(413,000)	2016	11/01/17
	Sanford, FL	—	2,782,000	10,019,000	538,000	2,783,000	10,556,000	13,339,000	(412,000)	1984	11/01/17
	Spring Hill, FL	—	930,000	6,241,000	386,000	930,000	6,627,000	7,557,000	(260,000)	1988	11/01/17
	Winter Haven, FL	—	3,118,000	21,973,000	1,061,000	3,119,000	23,033,000	26,152,000	(1,052,000)	1984	11/01/17
Central Wisconsin Senior Care Portfolio (Skilled Nursing)	Sun Prairie, WI	—	586,000	3,487,000	—	586,000	3,487,000	4,073,000	(102,000)	1960/2006	03/01/18
	Waunakee, WI	—	1,930,000	14,352,000	—	1,930,000	14,352,000	16,282,000	(421,000)	1974/2005	03/01/18
Sauk Prairie MOB (Medical Office)	Prairie du Sac, WI	—	2,154,000	15,194,000	—	2,154,000	15,194,000	17,348,000	(443,000)	2014	04/09/18
Surprise MOB (Medical Office)	Surprise, AZ	—	1,759,000	9,037,000	30,000	1,759,000	9,067,000	10,826,000	(225,000)	2012	04/27/18
Southfield MOB (Medical Office)	Southfield, MI	6,009,000	1,639,000	12,907,000	8,000	1,639,000	12,915,000	14,554,000	(364,000)	1975/2014	05/11/18
Pinnacle Beaumont ALF (Senior Housing — RIDEA)	Beaumont, TX	—	1,586,000	17,483,000	23,000	1,586,000	17,506,000	19,092,000	(246,000)	2012	07/01/18
Grand Junction MOB (Medical Office)	Grand Junction, CO	—	1,315,000	27,528,000	—	1,315,000	27,528,000	28,843,000	(433,000)	2013	07/06/18
Edmonds MOB (Medical Office)	Edmonds, WA	—	4,167,000	16,770,000	—	4,167,000	16,770,000	20,937,000	(223,000)	1991/2008	07/30/18
Pinnacle Warrenton ALF (Senior Housing — RIDEA)	Warrenton, MO	—	462,000	7,125,000	83,000	462,000	7,208,000	7,670,000	(93,000)	1986	08/01/18
Glendale MOB (Medical Office)	Glendale, WI	—	794,000	5,541,000	563,000	794,000	6,104,000	6,898,000	(131,000)	2004	08/13/18
Missouri SNF Portfolio (Skilled Nursing)	Kansas City, MO	—	1,710,000	10,699,000	—	1,710,000	10,699,000	12,409,000	(97,000)	1974	09/28/18
	Salisbury, MO	—	252,000	7,581,000	—	252,000	7,581,000	7,833,000	(61,000)	1970	09/28/18
	Florissant, MO	—	1,064,000	9,301,000	—	1,064,000	9,301,000	10,365,000	(77,000)	1987	09/28/18
	Trenton, MO	—	122,000	4,507,000	—	122,000	4,507,000	4,629,000	(35,000)	1967	09/28/18
	Sedalia, MO	—	266,000	22,397,000	—	266,000	22,397,000	22,663,000	(159,000)	1975	09/28/18
	Milan, MO	—	181,000	5,972,000	—	181,000	5,972,000	6,153,000	(48,000)	1980	09/28/18
	Missouri, MO	—	473,000	9,856,000	—	473,000	9,856,000	10,329,000	(78,000)	1963	09/28/18
	St. Elizabeth, MO	—	329,000	4,282,000	—	329,000	4,282,000	4,611,000	(36,000)	1981	09/28/18

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2018

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(d)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(c)	Accumulated Depreciation (e)(f)	Date of Construction	Date Acquired
Flemington MOB Portfolio (Medical Office)	Flemington, NJ	$—	$1,473,000	$10,728,000	$—	$1,473,000	$10,728,000	$12,201,000	$(33,000)	2002	11/29/2018
	Flemington, NJ	—	586,000	2,949,000	—	586,000	2,949,000	3,535,000	(10,000)	1993	11/29/2018
Lawrenceville MOB II (Medical Office)	Lawrenceville, GA	—	1,000,000	7,737,000	—	1,000,000	7,737,000	8,737,000	—	1990	12/19/2018
Mill Creek MOB (Medical Office)	Mill Creek, WA	—	1,452,000	5,935,000	—	1,452,000	5,935,000	7,387,000	—	1991	12/21/2018
Modesto MOB (Medical Office)	Modesto, CA	—	—	12,789,000	—	—	12,789,000	12,789,000	—	1991/2016	12/28/2018
Michigan ALF Portfolio (Senior Housing)	Lansing, MI	—	1,175,000	12,052,000	—	1,175,000	12,052,000	13,227,000	—	1988/2015	12/28/2018
	Holland, MI	—	799,000	6,984,000	—	799,000	6,984,000	7,783,000	—	2007/2017	12/28/2018
	Howell, MI	—	728,000	5,404,000	—	728,000	5,404,000	6,132,000	—	2003	12/28/2018
	Grand Rapids, MI	—	1,334,000	8,422,000	—	1,334,000	8,422,000	9,756,000	—	1953/2016	12/28/2018
	Wyoming, MI	—	1,542,000	12,873,000	—	1,542,000	12,873,000	14,415,000	—	1964/2016	12/28/2018
		$17,256,000	$83,080,000	$663,592,000	$10,316,000	$83,084,000	$673,904,000	$756,988,000	$(25,312,000)
 ________________

(a)	We own 100% of our properties as of December 31, 2018, with the exception of Central Florida Senior Housing Portfolio, Pinnacle Beaumont ALF and Pinnacle Warrenton ALF.

(b)	The cost capitalized subsequent to acquisition is shown net of dispositions.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2018

(c)	The changes in total real estate for the years ended December 31, 2018, 2017 and 2016 are as follows:

Amount
Balance — December 31, 2015	$—
Acquisitions	118,741,000
Additions	23,000
Dispositions	—
Balance — December 31, 2016	$118,764,000
Acquisitions	$307,384,000
Additions	2,476,000
Dispositions	(74,000)
Balance — December 31, 2017	$428,550,000
Acquisitions	$320,822,000
Additions	8,985,000
Dispositions	(1,369,000)
Balance — December 31, 2018	$756,988,000

(d)	As of December 31, 2018, for federal income tax purposes, the aggregate cost of our properties is $841,468,000.

(e)	The changes in accumulated depreciation for the years ended December 31, 2018, 2017 and 2016 are as follows:

Amount
Balance — December 31, 2015	$—
Additions	822,000
Dispositions	—
Balance — December 31, 2016	$822,000
Additions	$8,090,000
Dispositions	(27,000)
Balance — December 31, 2017	$8,885,000
Additions	$16,672,000
Dispositions	(245,000)
Balance — December 31, 2018	$25,312,000

(f)
The cost of buildings and capital improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and capital improvements, up to 39 years, and the cost for tenant improvements is depreciated over the shorter of the lease term or useful life, up to 14 years. Furniture, fixtures and equipment is depreciated over the estimated useful life, up to 10 years.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
EXHIBITS LIST
December 31, 2018

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the period ended December 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Third Articles of Amendment and Restatement of Griffin-American Healthcare REIT IV, Inc., dated December 28, 2015 (included as Exhibit 3.1 to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-205960) filed January 5, 2016 and incorporated herein by reference)

3.2
Articles Supplementary of Griffin-American Healthcare REIT IV, Inc. filed May 25, 2016 (included as Exhibit 3.1 to our Current Report on Form 8-K filed May 26, 2016 and incorporated herein by reference)

3.3
Second Amended and Restated Bylaws of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 3.2 to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-205960) filed January 5, 2016 and incorporated herein by reference)

4.1
Form of Subscription Agreement of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.1 to Post-effective Amendment No. 14 to our Registration Statement on Form S-11 (File No. 333-205960) filed November 30, 2018 and incorporated herein by reference)

4.2
Amended and Restated Distribution Reinvestment Plan of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.6 to our Registration Statement on Form S-3 (File No. 333-229301) filed January 18, 2019 and incorporated herein by reference)

4.3
Share Repurchase Plan of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.3 to Post-effective Amendment No. 14 to our Registration Statement on Form S-11 (File No. 333-205960) filed November 30, 2018 and incorporated herein by reference)

4.4
Escrow Agreement by and among Griffin-American Healthcare REIT IV, Inc., Griffin Capital Securities, LLC and UMB Bank, N.A., dated February 16, 2016 (included as Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed March 7, 2016 and incorporated herein by reference)

10.1
Amended and Restated Agreement of Limited Partnership of Griffin-American Healthcare REIT IV Holdings, LP, dated February 16, 2016 (included as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed March 7, 2016 and incorporated herein by reference)

10.2
Amendment No. 1 to Amended and Restated Limited Partnership Agreement of Griffin-American Healthcare REIT IV Holdings, LP, dated June 17, 2016 (included as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed August 10, 2016 and incorporated herein by reference)

10.3
Dealer Manager Agreement by and among Griffin-American Healthcare REIT IV, Inc., Griffin Capital Securities, LLC and Griffin-American Healthcare REIT IV Advisor, LLC, dated February 16, 2016 (included as Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed March 7, 2016 and incorporated herein by reference)

10.4
Advisory Agreement by and among Griffin-American Healthcare REIT IV, Inc., Griffin-American Healthcare REIT IV Holdings, LP and Griffin-American Healthcare REIT IV Advisor, LLC, dated February 16, 2016 (included as Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed March 7, 2016 and incorporated herein by reference)

10.5
Form of Indemnification Agreement between Griffin-American Healthcare REIT IV, Inc. and Indemnitee made effective as of February 10, 2015 (included as Exhibit 10.3 to our Registration Statement on Form S-11 (File No. 333-205960) filed July 30, 2015 and incorporated herein by reference)

10.6
Griffin-American Healthcare REIT IV, Inc. 2015 Incentive Plan (including the 2015 Independent Directors Compensation Sub-Plan) (included as Exhibit 10.4 to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-205960) filed January 5, 2016 and incorporated herein by reference)

10.7
Amendment No. 1 to Dealer Manager Agreement by and among Griffin-American Healthcare REIT IV, Inc., Griffin Capital Securities, LLC and Griffin-American Healthcare REIT IV Advisor, LLC, dated June 17, 2016 (included as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed August 10, 2016 and incorporated herein by reference)

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
EXHIBITS LIST — (Continued)
December 31, 2018

10.8
Amendment No. 2 to Dealer Manager Agreement by and among Griffin-American Healthcare REIT IV, Inc., Griffin Capital Securities, LLC and Griffin-American Healthcare REIT IV Advisor, LLC, dated February 13, 2017 and effective as of March 1, 2017 (included as Exhibit 10.1 to our Current Report on Form 8-K filed February 17, 2017 and incorporated herein by reference)

10.9
Amendment No. 3 to Dealer Manager Agreement by and among Griffin-American Healthcare REIT IV, Inc., Griffin Capital Securities, LLC and Griffin-American Healthcare REIT IV Advisor, LLC, dated March 29, 2017 (included as Exhibit 1.4 to Post-effective Amendment No. 7 to our Registration Statement on Form S-11 (File No. 333-205960) filed March 29, 2017 and incorporated herein by reference)

10.10
Purchase and Sale Agreement and Escrow Instructions by and among Bridgewood Associates, L.L.C., Salisbury Associates LLC, Crestwood Associates, L.L.C., Sedalia Associates, L.P., Milan Associates, L.L.C., Eastview Associates, L.L.C., M-S Associates, L.P. and BKY Properties of St. Elizabeth LLC, Bridgewood Health Care Center, L.L.C., Chariton Park Health Care Center, L.L.C., Crestwood Health Care Center, L.L.C., Four Seasons Living Center, L.L.C., BKY Healthcare of Milan, Inc., Eastview Manor, Inc., North Village Park, L.L.C., and MMA Healthcare of St. Elizabeth, Inc., and TLG II, L.L.P., and GAHC4 Missouri SNF Portfolio, LLC dated June 7, 2018 (included as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed August 10, 2018 and incorporated herein by reference)

10.11
First Amendment to Purchase and Sale Agreement and Escrow Instructions by and among Bridgewood Associates, L.L.C., Salisbury Associates LLC, Crestwood Associates, L.L.C., Sedalia Associates, L.P., Milan Associates, L.L.C., Eastview Associates, L.L.C., M-S Associates, L.P. and BKY Properties of St. Elizabeth LLC, Bridgewood Health Care Center, L.L.C., Chariton Park Health Care Center, L.L.C., Crestwood Health Care Center, L.L.C., Four Seasons Living Center, L.L.C., BKY Healthcare of Milan, Inc., Eastview Manor, Inc., North Village Park, L.L.C., and MMA Healthcare of St. Elizabeth, Inc., and TLG II, L.L.P., and GAHC4 Missouri SNF Portfolio, LLC and First American Title Insurance Company dated July 18, 2018 (included as Exhibit 10.79 to Post-effective Amendment No. 13 to our Registration Statement on Form S-11 (File No. 333-205960) filed August 29, 2018 and incorporated herein by reference)

10.12
Purchase and Sale Agreement by and amoung GAHC4 Songbird SNF Portfolio, LLC, Midwest Health Properties, LLC, Petersen - Farmer City, LLC, Petersen Health Care II, Inc., Petersen Health Care III, LLC, Petersen Health Care VIII, LLC, Petersen Health Care XI, LLC, Petersen Health Care XIII, LLC, Petersen Health Group, LLC, Petersen Health Care XII, LLC, Robings, LLC, Midwest Health Operations, LLC, Petersen Health & Wellness, LLC, Petersen Health Business, LLC, Petersen Health Care - Farmer City, LLC, Petersen Health Care II, Inc., Petersen Health Care VII, LLC, Petersen Health Group, LLC, Petersen Health Quality, LLC, POP, LLC and Mark B. Petersen dated July 24, 2018 (included as Exhibit 10.80 to Post-effective Amendment No. 13 to our Registration Statement on Form S-11 (File No. 333-205960) filed August 29, 2018 and incorporated herein by reference)

10.13
Second Amendment to Purchase and Sale Agreement and Escrow Instructions by and among Bridgewood Associates, L.L.C., Salisbury Associates LLC, Crestwood Associates, L.L.C., Sedalia Associates, L.P., Milan Associates, L.L.C., Eastview Associates, L.L.C., M-S Associates, L.P. and BKY Properties of St. Elizabeth LLC, Bridgewood Health Care Center, L.L.C., Chariton Park Health Care Center, L.L.C., Crestwood Health Care Center, L.L.C., Four Seasons Living Center, L.L.C., BKY Healthcare of Milan, Inc., Eastview Manor, Inc., North Village Park, L.L.C., and MMA Healthcare of St. Elizabeth, Inc., and TLG II, L.L.P., and GAHC4 Missouri SNF Portfolio, LLC and First American Title Insurance Company dated August 7, 2018 (included as Exhibit 10.81 to Post-effective Amendment No. 13 to our Registration Statement on Form S-11 (File No. 333-205960) filed August 29, 2018 and incorporated herein by reference)

10.14
Third Amendment to Purchase and Sale Agreement and Escrow Instructions by and among Bridgewood Associates, L.L.C., Salisbury Associates LLC, Crestwood Associates, L.L.C., Sedalia Associates, L.P., Milan Associates, L.L.C., Eastview Associates, L.L.C., M-S Associates, L.P. and BKY Properties of St. Elizabeth LLC, Bridgewood Health Care Center, L.L.C., Chariton Park Health Care Center, L.L.C., Crestwood Health Care Center, L.L.C., Four Seasons Living Center, L.L.C., BKY Healthcare of Milan, Inc., Eastview Manor, Inc., North Village Park, L.L.C., and MMA Healthcare of St. Elizabeth, Inc., and TLG II, L.L.P., and GAHC4 Missouri SNF Portfolio, LLC and First American Title Insurance Company dated August 10, 2018 (included as Exhibit 10.82 to Post-effective Amendment No. 13 to our Registration Statement on Form S-11 (File No. 333-205960) filed August 29, 2018 and incorporated herein by reference)

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
EXHIBITS LIST — (Continued)
December 31, 2018

10.15
Fourth Amendment to Purchase and Sale Agreement and Escrow Instructions by and among Bridgewood Associates, L.L.C., Salisbury Associates LLC, Crestwood Associates, L.L.C., Sedalia Associates, L.P., Milan Associates, L.L.C., Eastview Associates, L.L.C., M-S Associates, L.P. and BKY Properties of St. Elizabeth LLC, Bridgewood Health Care Center, L.L.C., Chariton Park Health Care Center, L.L.C., Crestwood Health Care Center, L.L.C., Four Seasons Living Center, L.L.C., BKY Healthcare of Milan, Inc., Eastview Manor, Inc., North Village Park, L.L.C., and MMA Healthcare of St. Elizabeth, Inc., and TLG II, L.L.P., and GAHC4 Missouri SNF Portfolio, LLC and First American Title Insurance Company dated August 13, 2018 (included as Exhibit 10.83 to Post-effective Amendment No. 13 to our Registration Statement on Form S-11 (File No. 333-205960) filed August 29, 2018 and incorporated herein by reference)

10.16
First Amendment to Purchase and Sale Agreement by and among GAHC4 Songbird SNF Portfolio, LLC, Midwest Health Properties, LLC, Petersen - Farmer City, LLC, Petersen Health Care II, Inc., Petersen Health Care III, LLC, Petersen Health Care VIII, LLC, Petersen Health Care XI, LLC, Petersen Health Care XIII, LLC, Petersen Health Group, LLC, Petersen Health Care XII, LLC, Robings, LLC, Midwest Health Operations, LLC, Petersen Health & Wellness, LLC, Petersen Health Business, LLC, Petersen Health Care - Farmer City, LLC, Petersen Health Care II, Inc., Petersen Health Care VII, LLC, Petersen Health Group, LLC, Petersen Health Quality, LLC, POP, LLC and Mark B. Petersen dated August 30, 2018 (included as Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed November 13, 2018 and incorporated herein by reference)

10.17
Second Amendment to Purchase and Sale Agreement by and among GAHC4 Songbird SNF Portfolio, LLC, Midwest Health Properties, LLC, Petersen - Farmer City, LLC, Petersen Health Care II, Inc., Petersen Health Care III, LLC, Petersen Health Care VIII, LLC, Petersen Health Care XI, LLC, Petersen Health Care XIII, LLC, Petersen Health Group, LLC, Petersen Health Care XII, LLC, Robings, LLC, Midwest Health Operations, LLC, Petersen Health & Wellness, LLC, Petersen Health Business, LLC, Petersen Health Care - Farmer City, LLC, Petersen Health Care II, Inc., Petersen Health Care VII, LLC, Petersen Health Group, LLC, Petersen Health Quality, LLC, POP, LLC and Mark B. Petersen dated September 13, 2018 (included as Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed November 13, 2018 and incorporated herein by reference)

10.18
Third Amendment to Purchase and Sale Agreement by and among GAHC4 Songbird SNF Portfolio, LLC, Midwest Health Properties, LLC, Petersen - Farmer City, LLC, Petersen Health Care II, Inc., Petersen Health Care III, LLC, Petersen Health Care VIII, LLC, Petersen Health Care XI, LLC, Petersen Health Care XIII, LLC, Petersen Health Group, LLC, Petersen Health Care XII, LLC, Robings, LLC, Midwest Health Operations, LLC, Petersen Health & Wellness, LLC, Petersen Health Business, LLC, Petersen Health Care - Farmer City, LLC, Petersen Health Care II, Inc., Petersen Health Care VII, LLC, Petersen Health Group, LLC, Petersen Health Quality, LLC, POP, LLC and Mark B. Petersen dated September 21, 2018 (included as Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed November 13, 2018 and incorporated herein by reference)

10.19
Fourth Amendment to Purchase and Sale Agreement by and among GAHC4 Songbird SNF Portfolio, LLC, Midwest Health Properties, LLC, Petersen - Farmer City, LLC, Petersen Health Care II, Inc., Petersen Health Care III, LLC, Petersen Health Care VIII, LLC, Petersen Health Care XI, LLC, Petersen Health Care XIII, LLC, Petersen Health Group, LLC, Petersen Health Care XII, LLC, Robings, LLC, Midwest Health Operations, LLC, Petersen Health & Wellness, LLC, Petersen Health Business, LLC, Petersen Health Care - Farmer City, LLC, Petersen Health Care II, Inc., Petersen Health Care VII, LLC, Petersen Health Group, LLC, Petersen Health Quality, LLC, POP, LLC and Mark B. Petersen dated September 28, 2018 (included as Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed November 13, 2018 and incorporated herein by reference)

10.20
Second Amendment to Credit Agreement by and among Griffin-American Healthcare REIT IV Holdings, LP, certain subsidiary guarantors, certain lender parties and Bank of America, N.A., dated September 28, 2018 (included as Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed November 13, 2018 and incorporated herein by reference)

10.21
Fifth Amendment to Purchase and Sale Agreement by and among GAHC4 Songbird SNF Portfolio, LLC, Midwest Health Properties, LLC, Petersen - Farmer City, LLC, Petersen Health Care II, Inc., Petersen Health Care III, LLC, Petersen Health Care VIII, LLC, Petersen Health Care XI, LLC, Petersen Health Care XIII, LLC, Petersen Health Group, LLC, Petersen Health Care XII, LLC, Robings, LLC, Midwest Health Operations, LLC, Petersen Health & Wellness, LLC, Petersen Health Business, LLC, Petersen Health Care - Farmer City, LLC, Petersen Health Care II, Inc., Petersen Health Care VII, LLC, Petersen Health Group, LLC, Petersen Health Quality, LLC, POP, LLC and Mark B. Petersen dated September 28, 2018 (included as Exhibit 10.11 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed November 13, 2018 and incorporated herein by reference)

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
EXHIBITS LIST — (Continued)
December 31, 2018

10.22
Credit Agreement dated as of November 20, 2018, among Griffin-American Healthcare REIT IV Holdings, LP, Griffin-American Healthcare REIT IV, Inc. and certain subsidiaries, certain lender parties, Bank of America, N.A., KeyBank, National Association, Citizens Bank, National Association, Merrill Lynch, Pierce, Fenner & Smith Incorporated and KeyBanc Capital Markets (included as Exhibit 10.1 to our Current Report on Form 8-K filed November 27, 2018 and incorporated herein by reference)

10.23
Master Lease between GAHC4 Kansas City MO SNF, LLC, GAHC4 Salisbury MO SNF, LLC, GAHC4 Florissant MO SNF, LLC, GAHC4 Sedalia MO SNF, LLC, GAHC4 Milan MO SNF, LLC, GAHC4 Trenton MO SNF, LLC, GAHC4 Moberly MO SNF, LLC and GAHC4 St. Elizabeth MO SNF, LLC and RC TIER Properties, L.L.C, dated as of September 28, 2018 (included as Exhibit 10.12 to our Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2018 filed December 11, 2018 and incorporated herein by reference)

10.24
Master Lease between GAHC4 Holland MI ALF, LLC, GAHC4 Wyoming MI ALF, LLC, GAHC4 Riverside Grand Rapids MI ALF, LLC, GAHC4 Lansing MI ALF, LLC and GAHC4 Howell MI ALF, LLC and Vista Michigan Operations LLC dated December 28, 2018 (included as Exhibit 10.1 to our Current Report on Form 8-K filed January 4, 2019 and incorporated herein by reference)

21.1*	Subsidiaries of Griffin-American Healthcare REIT IV, Inc.

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_________

*	Filed herewith.
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

Date: March 18, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ JEFFREY T. HANSON	Chief Executive Officer and Chairman of the Board of Directors
	Jeffrey T. Hanson	(Principal Executive Officer)

Date: March 18, 2019

By	/s/ BRIAN S. PEAY	Chief Financial Officer
	Brian S. Peay	(Principal Financial Officer and Principal Accounting Officer)

Date: March 18, 2019

By	/s/ RICHARD S. WELCH	Director
Richard S. Welch

Date: March 18, 2019

By	/s/ BRIAN J. FLORNES	Independent Director
Brian J. Flornes

Date: March 18, 2019

By	/s/ DIANNE HURLEY	Independent Director
Dianne Hurley

Date: March 18, 2019

By	/s/ WILBUR H. SMITH III	Independent Director
Wilbur H. Smith III

Date: March 18, 2019