Form 10-Q
period 2019-03-31
Griffin-American Healthcare REIT IV, Inc.
filed 2019-05-14
CIK 1632970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
None	None	None
As of May 10, 2019, there were 73,443,321 shares of Class T common stock and 5,630,015 shares of Class I common stock of Griffin-American Healthcare REIT IV, Inc. outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2019 and December 31, 2018
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Real estate investments, net	$741,716,000	$731,676,000
Cash and cash equivalents	45,046,000	14,388,000
Accounts and other receivables, net	10,259,000	11,249,000
Restricted cash	222,000	202,000
Real estate deposits	4,300,000	3,900,000
Identified intangible assets, net	61,122,000	74,723,000
Operating lease right-of-use assets	11,215,000	—
Other assets, net	60,571,000	60,234,000
Total assets	$934,451,000	$896,372,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans payable, net(1)	$16,789,000	$16,892,000
Line of credit and term loan(1)	250,000,000	275,000,000
Accounts payable and accrued liabilities(1)	33,893,000	32,395,000
Accounts payable due to affiliates(1)	899,000	8,588,000
Identified intangible liabilities, net	1,143,000	1,627,000
Operating lease liabilities(1)	5,359,000	—
Security deposits, prepaid rent and other liabilities(1)	4,829,000	2,827,000
Total liabilities	312,912,000	337,329,000

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests (Note 11)	1,522,000	1,371,000

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Class T common stock, $0.01 par value per share; 900,000,000 shares authorized; 73,007,292 and 64,996,843 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	730,000	650,000
Class I common stock, $0.01 par value per share; 100,000,000 shares authorized; 5,611,321 and 4,258,128 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	56,000	42,000
Additional paid-in capital	707,463,000	621,759,000
Accumulated deficit	(88,232,000)	(64,779,000)
Total stockholders’ equity	620,017,000	557,672,000
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$934,451,000	$896,372,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
As of March 31, 2019 and December 31, 2018
(Unaudited)

___________

(1)
Such liabilities of Griffin-American Healthcare REIT IV, Inc. as of March 31, 2019 and December 31, 2018 represented liabilities of Griffin-American Healthcare REIT IV Holdings, LP or its consolidated subsidiaries. Griffin-American Healthcare REIT IV Holdings, LP is a variable interest entity, or VIE, and a consolidated subsidiary of Griffin-American Healthcare REIT IV, Inc. The creditors of Griffin-American Healthcare REIT IV Holdings, LP or its consolidated subsidiaries do not have recourse against Griffin-American Healthcare REIT IV, Inc., except for the 2018 Credit Facility, as defined in Note 7, held by Griffin-American Healthcare REIT IV Holdings, LP in the amount of $250,000,000 and $275,000,000 as of March 31, 2019 and December 31, 2018, respectively, which is guaranteed by Griffin-American Healthcare REIT IV, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Real estate revenue	$15,147,000	$9,433,000
Resident fees and services	10,695,000	8,409,000
Total revenues	25,842,000	17,842,000
Expenses:
Rental expenses	3,981,000	2,351,000
Property operating expenses	8,465,000	7,233,000
General and administrative	4,190,000	2,120,000
Acquisition related expenses	118,000	95,000
Depreciation and amortization	16,078,000	7,195,000
Total expenses	32,832,000	18,994,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)	(3,585,000)	(1,084,000)
Loss in fair value derivative financial instruments	(1,978,000)	—
Income from unconsolidated entity	126,000	—
Other income	69,000	—
Loss before income taxes	(12,358,000)	(2,236,000)
Income tax expense	(3,000)	—
Net loss	(12,361,000)	(2,236,000)
Less: net loss attributable to redeemable noncontrolling interests	25,000	67,000
Net loss attributable to controlling interest	$(12,336,000)	$(2,169,000)
Net loss per Class T and Class I common share attributable to controlling interest — basic and diluted	$(0.16)	$(0.05)
Weighted average number of Class T and Class I common shares outstanding — basic and diluted	75,105,471	45,136,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE — December 31, 2018	69,254,971	$692,000	$621,759,000	$(64,779,000)	$557,672,000
Issuance of common stock	8,888,046	89,000	88,665,000	—	88,754,000
Offering costs — common stock	—	—	(7,569,000)	—	(7,569,000)
Issuance of common stock under the DRIP	608,279	6,000	5,863,000	—	5,869,000
Amortization of nonvested common stock compensation	—	—	39,000	—	39,000
Repurchase of common stock	(132,683)	(1,000)	(1,269,000)	—	(1,270,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(25,000)	—	(25,000)
Distributions declared ($0.15 per share)	—	—	—	(11,117,000)	(11,117,000)
Net loss	—	—	—	(12,336,000)	(12,336,000)	(1)
BALANCE — March 31, 2019	78,618,613	$786,000	$707,463,000	$(88,232,000)	$620,017,000

	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE — December 31, 2017	42,207,160	$422,000	$376,284,000	$(23,482,000)	$353,224,000
Issuance of common stock	5,314,261	53,000	52,767,000	—	52,820,000
Offering costs — common stock	—	—	(4,992,000)	—	(4,992,000)
Issuance of common stock under the DRIP	383,756	3,000	3,603,000	—	3,606,000
Amortization of nonvested common stock compensation	—	—	30,000	—	30,000
Repurchase of common stock	(41,188)	—	(397,000)	—	(397,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(67,000)	—	(67,000)
Distributions declared ($0.15 per share)	—	—	—	(6,686,000)	(6,686,000)
Net loss	—	—	—	(2,169,000)	(2,169,000)	(1)
BALANCE — March 31, 2018	47,863,989	$478,000	$427,228,000	$(32,337,000)	$395,369,000
___________

(1)
Amount excludes $25,000 and $67,000 of net loss attributable to redeemable noncontrolling interests for the three months ended March 31, 2019 and 2018, respectively. See Note 11, Redeemable Noncontrolling Interests, for a further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,361,000)	$(2,236,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,078,000	7,195,000
Other amortization	630,000	207,000
Deferred rent	379,000	(633,000)
Stock based compensation	39,000	30,000
Income from unconsolidated entity	(126,000)	—
Distributions of earnings from unconsolidated entity	16,000	—
Bad debt expense	655,000	347,000
Change in fair value of derivative financial instruments	1,978,000	—
Changes in operating assets and liabilities:
Accounts and other receivables	(1,335,000)	(1,807,000)
Other assets	(408,000)	(98,000)
Accounts payable and accrued liabilities	1,107,000	1,378,000
Accounts payable due to affiliates	41,000	18,000
Security deposits, prepaid rent, operating lease and other liabilities	(470,000)	291,000
Net cash provided by operating activities	6,223,000	4,692,000
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate investments	(18,653,000)	(23,190,000)
Investment in unconsolidated entity	(600,000)	—
Distributions in excess of earnings from unconsolidated entity	346,000	—
Capital expenditures	(1,615,000)	(687,000)
Real estate deposits	(400,000)	(1,575,000)
Pre-acquisition expenses	(94,000)	(42,000)
Net cash used in investing activities	(21,016,000)	(25,494,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on mortgage loans payable	(129,000)	(96,000)
Borrowings under the line of credit and term loan	50,000,000	22,600,000
Payments on the line of credit and term loan	(75,000,000)	(44,400,000)
Deferred financing costs	(24,000)	(2,000)
Proceeds from issuance of common stock	90,477,000	52,094,000
Repurchase of common stock	(1,270,000)	(397,000)
Contribution from redeemable noncontrolling interest	151,000	—
Payment of offering costs	(14,038,000)	(4,125,000)
Security deposits	10,000	(2,000)
Distributions paid	(4,706,000)	(2,799,000)
Net cash provided by financing activities	45,471,000	22,873,000
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	30,678,000	2,071,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	14,590,000	7,103,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$45,268,000	$9,174,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	Three Months Ended March 31,
	2019	2018
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period:
Cash and cash equivalents	$14,388,000	$7,087,000
Restricted cash	202,000	16,000
Cash, cash equivalents and restricted cash	$14,590,000	$7,103,000
End of period:
Cash and cash equivalents	$45,046,000	$9,158,000
Restricted cash	222,000	16,000
Cash, cash equivalents and restricted cash	$45,268,000	$9,174,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$2,814,000	$879,000
Income taxes	$—	$1,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Investing Activities:
Accrued capital expenditures	$4,190,000	$1,285,000
Accrued pre-acquisition expenses	$193,000	$119,000
Tenant improvement overage	$177,000	$429,000
The following represents the increase in certain assets and liabilities in connection with our acquisitions of real estate investments:
Other assets	$—	$8,000
Accounts payable and accrued liabilities	$187,000	$112,000
Security deposits and prepaid rent	$254,000	$—
Financing Activities:
Issuance of common stock under the DRIP	$5,869,000	$3,606,000
Distributions declared but not paid	$4,001,000	$2,398,000
Accrued Contingent Advisor Payment	$145,000	$7,760,000
Accrued stockholder servicing fee	$17,691,000	$13,423,000
Receivable from transfer agent	$—	$1,158,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended March 31, 2019 and 2018
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
On February 16, 2016, we commenced our initial public offering, or our initial offering, in which we were initially offering to the public up to $3,150,000,000 in shares of our Class T common stock, consisting of up to $3,000,000,000 in shares of our Class T common stock in the primary portion of our initial offering and up to $150,000,000 in shares of our Class T common stock pursuant to our distribution reinvestment plan, as amended, or the DRIP. Effective June 17, 2016, we reallocated certain of the unsold shares of Class T common stock being offered and began offering shares of Class I common stock, such that we were offering up to approximately $2,800,000,000 in shares of Class T common stock and $200,000,000 in shares of Class I common stock in the primary portion of our initial offering, and up to an aggregate of $150,000,000 in shares of our Class T and Class I common stock pursuant to the DRIP, aggregating up to $3,150,000,000. On February 15, 2019, we terminated our initial offering, and as of such date, we sold 75,643,562 aggregate shares of our Class T and Class I common stock, or approximately $754,157,000, and a total of $31,021,000 in distributions were reinvested that resulted in 3,253,535 shares of our common stock being issued pursuant to the DRIP portion of our initial offering. See Note 12, Equity — Common Stock, for a further discussion.
On January 18, 2019, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $100,000,000 of additional shares of our common stock to be issued pursuant to the DRIP, or the 2019 DRIP Offering. The Registration Statement on Form S-3 was automatically effective with the United States Securities and Exchange Commission, or the SEC, upon its filing. We commenced offering shares pursuant to the 2019 DRIP Offering on March 1, 2019, following the termination of our initial offering on February 15, 2019. See Note 12, Equity — Distribution Reinvestment Plan, for a further discussion. We collectively refer to the DRIP portion of our initial offering and the 2019 DRIP Offering as our DRIP Offerings. As of March 31, 2019, a total of $1,945,000 in distributions were reinvested that resulted in 201,530 shares of our common stock being issued pursuant to the 2019 DRIP Offering.
We conduct substantially all of our operations through Griffin-American Healthcare REIT IV Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT IV Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 16, 2016 and had a one-year term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 12, 2019 and expires on February 16, 2020. Our advisor uses its best efforts, subject to the oversight and review of our board of directors, or our board, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Company, LLC, or Griffin Capital, or collectively, our co-sponsors. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony Capital, Inc. (NYSE: CLNY), or Colony Capital, and 7.8% owned by James F. Flaherty III, a former partner of Colony Capital. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or our dealer manager, Colony Capital or Mr. Flaherty; however, we are affiliated with Griffin-American Healthcare REIT IV Advisor, LLC, American Healthcare Investors and AHI Group Holdings.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We currently operate through four reportable business segments: medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities. As of March 31, 2019, we had completed 35 property acquisitions whereby we owned 68 properties, comprising 71 buildings, or approximately 3,914,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $839,289,000. As of March 31, 2019, we also own a 6.0% interest in a joint venture which owns and operates a portfolio of integrated senior health campuses and ancillary businesses.
2. Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding our accompanying condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing our accompanying condensed consolidated financial statements.
Basis of Presentation
Our accompanying condensed consolidated financial statements include our accounts and those of our operating partnership and the wholly owned subsidiaries of our operating partnership, as well as any VIEs in which we are the primary beneficiary. We evaluate our ability to control an entity, and whether the entity is a VIE and we are the primary beneficiary, by considering substantive terms of the arrangement and identifying which enterprise has the power to direct the activities of the entity that most significantly impacts the entity’s economic performance.
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of March 31, 2019 and December 31, 2018, we owned greater than a 99.99% general partnership interest therein. Our advisor is a limited partner, and as of March 31, 2019 and December 31, 2018, owned less than a 0.01% noncontrolling limited partnership interest in our operating partnership.
Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our accompanying condensed consolidated financial statements. All intercompany accounts and transactions are eliminated in consolidation.
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
In preparing our accompanying condensed consolidated financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2018 Annual Report on Form 10-K, as filed with the SEC on March 18, 2019.
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
Leases
On January 1, 2019, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 842, or ASC Topic 842. ASC Topic 842 supersedes ASC Topic 840, Leases, or ASC Topic 840. We adopted ASC Topic 842 using the modified retrospective approach whereby the cumulative effect of adoption was recognized on the adoption date and prior periods were not restated. There was no net cumulative effect adjustment to retained earnings as of January 1, 2019 as a result of this adoption. Therefore, with respect to our leases as both leasees and lessors, information is presented under ASC Topic 842 as of and for the three months ended March 31, 2019 and under ASC Topic 840 as of and for the year ended December 31, 2018. In addition, ASC Topic 842 provides a practical expedient package that allows an entity to not reassess the following upon adoption (must be elected as a group): (i) whether an expired or existing contract contains a lease arrangement; (ii) the lease classification related to expired or existing lease arrangements; or (iii) whether costs incurred on expired or existing leases qualify as initial direct costs. We elected such practical expedient package upon our adoption of ASC Topic 842 on January 1, 2019. We determine if a contract is a lease upon inception of the lease. We maintain a distinction between finance and operating leases, which is substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance.
Lessee: Pursuant to ASC Topic 842, lessees are required to recognize the following for all leases with terms greater than 12 months at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The lease liability is calculated by using either the implicit rate of the lease or the incremental borrowing rate. As a result of the adoption of ASC Topic 842 on January 1, 2019, we recognized an initial amount of operating lease liability of $5,334,000 in our condensed consolidated balance sheet for all of our ground leases. In addition, we recorded a corresponding right-of-use asset of $11,239,000, which is the lease liability, net of the existing accrued straight-line rent liability balance and adjusted for unamortized above/below market ground lease intangibles. The accretion of lease liability and amortization expense on right-of-use assets for our operating leases are included in rental expenses in our accompanying condensed consolidated statements of operations. The operating lease liability was calculated using our incremental borrowing rate based on the information available as of our adoption date.
Lessor: Pursuant to ASC Topic 842, lessors bifurcate lease revenues into lease components and non-lease components and separately recognize and disclose non-lease components that are executory in nature. Lease components continue to be recognized on a straight-line basis over the lease term and certain non-lease components may be accounted for under the new revenue recognition guidance in ASC Topic 606, Revenue from Contracts with Customers, or ASC Topic 606. See “Revenue Recognition” section below. ASC Topic 842 also provides for a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are met. Such practical expedient is limited to circumstances in which: (i) the timing and pattern of transfer are the same for the non-lease component and the related lease component; and (ii) the lease component, if accounted for separately, would be classified as an operating lease. In addition, such practical expedient causes an entity to assess whether a contract is predominately lease or service based, and recognize the entire contract under the relevant accounting guidance. Effective upon our adoption of ASC Topic 842 on January 1, 2019, we recognize revenue for our medical office buildings, senior housing, skilled nursing facilities and hospitals segments under ASC Topic 842 as real estate revenue. Minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between real estate revenue recognized and cash amounts contractually due from tenants under the lease agreements are recorded to deferred rent receivable. Tenant reimbursement revenue, which comprises additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, are considered non-lease components. We qualified for and elected the practical expedient as outlined above to combine the non-lease component with the lease component, which is the predominant component, and therefore is recognized as part of real estate revenue. In addition, as lessors, we exclude certain lessor costs (i.e., property taxes and insurance) paid directly by a lessee to third parties on our behalf from our measurement of variable lease revenue and associated expense (i.e., no gross up of revenue and expense for these costs); and include lessor costs that we paid and are reimbursed by the lessee in our measurement of variable lease revenue and associated expense (i.e., gross up revenue and expense for these costs). Therefore, we no longer record revenue or expense when the lessee pays the property taxes and insurance directly to a third party.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

For our senior housing — RIDEA facilities, we recognize revenue under ASC Topic 606 as resident fees and services, based on our predominance assessment from electing the practical expedient outlined above. See “Revenue Recognition” below.
See Note 16, Leases, for a further discussion.
Revenue Recognition
On January 1, 2018, we adopted ASC Topic 606, applying the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The adoption of ASC Topic 606 did not have a material impact on the measurement nor on the recognition of revenue as of January 1, 2018; therefore, no cumulative adjustment has been made to the opening balance of retained earnings at the beginning of 2018.
Real estate revenue
Prior to January 1, 2019, minimum annual rental revenue was recognized on a straight-line basis over the term of the related lease (including rent holidays) in accordance with ASC Topic 840, Leases, or ASC Topic 840. Differences between real estate revenue recognized and cash amounts contractually due from tenants under the lease agreements were recorded to deferred rent receivable or deferred rent liability, as applicable. Tenant reimbursement revenue, which comprises additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, were recognized as revenue in the period in which the related expenses were incurred. Tenant reimbursements were recognized and presented in accordance with ASC Subtopic 606-10-55-36, Revenue Recognition — Principal Versus Agent Consideration, or ASC Subtopic 606. ASC Subtopic 606 requires that these reimbursements be recorded on a gross basis as we are generally primarily responsible to fulfill the promise to provide specified goods and services. We recognized lease termination fees at such time when there was a signed termination letter agreement, all of the conditions of such agreement have been met and the tenant is no longer occupying the property.
Effective January 1, 2019, we recognize real estate revenue in accordance with ASC Topic 842. See “Leases” section above.
Resident fees and services revenue
Disaggregation of Resident Fees and Services Revenue
The following table disaggregates our resident fees and services revenue by line of business, according to whether such revenue is recognized at a point in time or over time:

	Three Months Ended March 31,
	2019			2018
	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Senior housing — RIDEA(1)	$182,000	$10,513,000	$10,695,000	$186,000	$8,223,000	$8,409,000
The following table disaggregates our resident fees and services revenue by payor class:

	Three Months Ended March 31,
	2019	2018
Medicaid	$1,608,000	$1,237,000
Private and other payors	9,087,000	7,172,000
Total resident fees and services(1)	$10,695,000	$8,409,000
___________

(1)
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Accounts Receivable, Net — Resident Fees and Services
The beginning and ending balances of accounts receivable, net — resident fees and services are as follows:

	Medicaid	Private and Other Payors	Total
Beginning balance — January 1, 2019	$6,098,000	$645,000	$6,743,000
Ending balance — March 31, 2019	6,816,000	1,137,000	7,953,000
Increase	$718,000	$492,000	$1,210,000
Financing Component
We have elected the practical expedient allowed under FASB ASC 606-10-32-18 and, therefore, we do not adjust the promised amount of consideration from patients and third-party payors for the effects of a significant financing component due to our expectation that the period between the time the service is provided to a patient and the time that the patient or a third-party payor pays for that service will be one year or less.
Contract Costs
We have applied the practical expedient provided by FASB ASC 340-40-25-4 and, therefore, all incremental customer contract acquisition costs are expensed as they are incurred since the amortization period of the asset that we otherwise would have recognized is one year or less in duration.
Tenant and Resident Receivables and Allowance for Uncollectible Accounts
Resident receivables are carried net of an allowance for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of residents and payors to meet the contractual obligations under their lease or service agreements. Upon our adoption of ASC Topic 606, substantially all of such allowances are recorded as direct reductions of resident fees and services revenue as contractual adjustments provided to third-party payors or implicit price concessions in our accompanying condensed consolidated statements of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the residents’ financial condition, security deposits, cash collection patterns by payor and by state, current economic conditions and other relevant factors.
Prior to our adoption of ASC Topic 842, tenant receivables and unbilled deferred rent receivables were reduced for uncollectible amounts. Such amounts were charged to bad debt expense, which was included in general and administrative in our accompanying condensed consolidated statements of operations. Effective upon our adoption of ASC Topic 842 on January 1, 2019, such amounts are recognized as direct reductions of real estate revenue in our accompanying condensed consolidated statements of operations.
Derivative Financial Instruments
We are exposed to the effect of interest rate changes in the normal course of business. We seek to mitigate these risks by following established risk management policies and procedures, which include the occasional use of derivatives. Our primary strategy in entering into derivative contracts, such as fixed interest rate swaps, is to add stability to interest expense and to manage our exposure to interest rate movements by effectively converting a portion of our variable-rate debt to fixed-rate debt. We do not enter into derivative instruments for speculative purposes.
Derivatives are recognized as either assets or liabilities in our accompanying condensed consolidated balance sheets and are measured at fair value in accordance with ASC Topic 815, Derivatives and Hedging, or ASC Topic 815. ASC Topic 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Since our derivative instruments are not designated as hedge instruments, they do not qualify for hedge accounting under ASC Topic 815. Changes in the fair value of derivative financial instruments are recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations.
See Note 8, Derivative Financial Instruments, and Note 14, Fair Value Measurements, for a further discussion of our derivative financial instruments.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Recently Issued Accounting Pronouncements
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework —Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13, which modifies the disclosure requirements in ASC Topic 820, Fair Value Measurements and Disclosures, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. ASU 2018-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. We are evaluating the impact of the adoption of ASU 2018-13 on January 1, 2020 to our consolidated financial position and results of operations.
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Building and improvements	$682,356,000	$668,814,000
Land	84,885,000	83,084,000
Furniture, fixtures and equipment	5,355,000	5,090,000
	772,596,000	756,988,000
Less: accumulated depreciation	(30,880,000)	(25,312,000)
Total	$741,716,000	$731,676,000

Depreciation expense for the three months ended March 31, 2019 and 2018 was $6,960,000 and $3,416,000, respectively. In addition to the property acquisitions discussed below, for the three months ended March 31, 2019, we incurred capital expenditures of $307,000 for our senior housing — RIDEA facilities and $284,000 for our medical office buildings. We did not incur any capital expenditures for our senior housing facilities or skilled nursing facilities for the three months ended March 31, 2019.
Acquisitions in 2019
For the three months ended March 31, 2019, using net proceeds from our initial offering, we completed two property acquisitions comprising two buildings from unaffiliated third parties. The following is a summary of our property acquisitions for the three months ended March 31, 2019:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Total Acquisition Fee(2)
Lithonia MOB	Lithonia, GA	Medical Office	03/05/19	$10,600,000	$477,000
West Des Moines SNF	West Des Moines, IA	Skilled Nursing	03/24/19	7,000,000	315,000
Total				$17,600,000	$792,000
___________

(1)	We own 100% of our properties acquired for the three months ended March 31, 2019.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

(2)
Our advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, a base acquisition fee of 2.25% of the contract purchase price paid by us. In addition, the total acquisition fee includes a Contingent Advisor Payment, as defined in Note 13, Related Party Transactions, in the amount of 2.25% of the contract purchase price paid by us. See Note 13, Related Party Transactions — Acquisition and Development Stage — Acquisition Fee, for a further discussion.

We accounted for the two property acquisitions we completed for the three months ended March 31, 2019 as asset acquisitions. We incurred and capitalized base acquisition fees and direct acquisition related expenses of $605,000. In addition, we incurred Contingent Advisor Payments of $396,000 to our advisor for such property acquisitions. The following table summarizes the purchase price of the assets acquired and liabilities assumed at the time of acquisition from our two property acquisitions in 2019 based on their relative fair values:

2019 Acquisitions
Building and improvements	$14,577,000
Land	1,799,000
In-place leases	1,829,000
Total assets acquired	18,205,000
Net assets acquired	$18,205,000
4. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Amortized intangible assets:
In-place leases, net of accumulated amortization of $12,301,000 and $11,299,000 as of March 31, 2019 and December 31, 2018, respectively (with a weighted average remaining life of 10.0 years and 10.3 years as of March 31, 2019 and December 31, 2018, respectively)	$60,066,000	$67,332,000
Above-market leases, net of accumulated amortization of $370,000 and $323,000 as of March 31, 2019 and December 31, 2018, respectively (with a weighted average remaining life of 4.3 years and 4.5 years as of March 31, 2019 and December 31, 2018, respectively)	708,000	755,000
Leasehold interests, net of accumulated amortization of $217,000 as of December 31, 2018 (with a weighted average remaining life of 69.1 years as of December 31, 2018)(1)	—	6,288,000
Unamortized intangible assets:
Certificates of need	348,000	348,000
Total	$61,122,000	$74,723,000
___________

(1)
Such amount related to our ownership of fee simple interests in the building and improvements of eight of our buildings that are subject to respective ground leases. Upon our adoption of ASC Topic 842 on January 1, 2019, such amount was reclassed to operating lease right-of-use assets in our accompanying condensed consolidated balance sheet. See Note 2, Summary of Significant Accounting Policies — Leases, and Note 16, Leases, for a further discussion.

Amortization expense on identified intangible assets for the three months ended March 31, 2019 and 2018 was $9,142,000 and $3,833,000, respectively, which included $47,000 and $38,000, respectively, of amortization recorded against real estate revenue for above-market leases and $0 and $24,000, respectively, of amortization recorded to rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The aggregate weighted average remaining life of the identified intangible assets was 10.0 years and 15.3 years as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, estimated amortization expense on the identified intangible assets for the nine months ending December 31, 2019 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2019	$7,286,000
2020	8,148,000
2021	7,286,000
2022	6,303,000
2023	5,314,000
Thereafter	26,437,000
Total	$60,774,000
5. Other Assets, Net
Other assets, net consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Investment in unconsolidated entity	$47,964,000	$47,600,000
Deferred rent receivables	4,563,000	4,941,000
Deferred financing costs, net of accumulated amortization of $2,114,000 and $1,554,000 as of March 31, 2019 and December 31, 2018, respectively(1)	3,900,000	2,682,000
Prepaid expenses and deposits	3,227,000	4,447,000
Lease commissions, net of accumulated amortization of $87,000 and $64,000 as of March 31, 2019 and December 31, 2018, respectively	917,000	564,000
Total	$60,571,000	$60,234,000
___________

(1)	Deferred financing costs, net only include costs related to our line of credit and term loan. See Note 7, Line of Credit and Term Loan, for a further discussion.
Amortization expense on deferred financing costs of our line of credit and term loan for the three months ended March 31, 2019 and 2018 was $560,000 and $218,000, respectively, which is recorded to interest expense in our accompanying condensed consolidated statements of operations. Amortization expense on lease commissions for the three months ended March 31, 2019 and 2018 was $23,000 and $8,000, respectively.
6. Mortgage Loans Payable, Net
As of March 31, 2019 and December 31, 2018, mortgage loans payable were $17,127,000 ($16,789,000, including discount/premium and deferred financing costs, net) and $17,256,000 ($16,892,000, including discount/premium and deferred financing costs, net), respectively. As of March 31, 2019 and December 31, 2018, we had three fixed-rate mortgage loans with interest rates ranging from 3.75% to 5.25% per annum, maturity dates ranging from April 1, 2020 to August 1, 2029 and a weighted average effective interest rate of 4.51%.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table reflects the changes in the carrying amount of mortgage loans payable, net for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Beginning balance	$16,892,000	$11,567,000
Additions:
Amortization of deferred financing costs	20,000	15,000
Amortization of discount/premium on mortgage loans payable	6,000	(3,000)
Deductions:
Scheduled principal payments on mortgage loans payable	(129,000)	(96,000)
Ending balance	$16,789,000	$11,483,000
As of March 31, 2019, the principal payments due on our mortgage loans payable for the nine months ending December 31, 2019 and for each of the next four years ending December 31 and thereafter were as follows:

Year	Amount
2019	$389,000
2020	8,151,000
2021	434,000
2022	455,000
2023	478,000
Thereafter	7,220,000
Total	$17,127,000
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
The maximum principal amount of the 2018 Credit Facility may be increased by up to $250,000,000, for a total principal amount of $650,000,000, subject to: (i) the terms of the 2018 Credit Agreement; and (ii) at least five business days prior written notice to Bank of America.
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
As of March 31, 2019 and December 31, 2018, our aggregate borrowing capacity under the 2018 Credit Facility was $400,000,000. As of March 31, 2019 and December 31, 2018, borrowings outstanding totaled $250,000,000 and $275,000,000, respectively, and the weighted average interest rate on such borrowings outstanding was 4.24% and 4.25% per annum, respectively.
8. Derivative Financial Instruments
We record derivative financial instruments in our accompanying condensed consolidated balance sheets as either an asset or a liability measured at fair value. We did not have any derivative financial instruments as of December 31, 2018. The following table lists the derivative financial instruments held by us as of March 31, 2019, which are included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets:

Instrument	Notional Amount	Index	Interest Rate	Maturity Date	Fair Value
Swap	$139,500,000	one month LIBOR	2.49%	11/19/21	$1,096,000
Swap	58,800,000	one month LIBOR	2.49%	11/19/21	462,000
Swap	36,700,000	one month LIBOR	2.49%	11/19/21	288,000
Swap	15,000,000	one month LIBOR	2.53%	11/19/21	132,000
	$250,000,000				$1,978,000
ASC Topic 815 permits special hedge accounting if certain requirements are met. Hedge accounting allows for gains and losses on derivatives designated as hedges to be offset by the change in value of the hedged item or items or to be deferred in other comprehensive income (loss). As of March 31, 2019, none of our derivative financial instruments were designated as hedges. Derivative financial instruments not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements of ASC Topic 815. Changes in the fair value of derivative financial instruments are recorded as a component of interest expense in gain or (loss) in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations. For the three months ended March 31, 2018, we did not have any derivative financial instruments. For the three months ended March 31, 2019, we recorded $1,978,000 as an increase to interest expense in our accompanying condensed consolidated statements of operations related to the change in the fair value of our derivative financial instruments.
See Note 14, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments.
9. Identified Intangible Liabilities, Net
Identified intangible liabilities, net consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Below-market leases, net of accumulated amortization of $780,000 and $678,000 as of March 31, 2019 and December 31, 2018, respectively (with a weighted average remaining life of 5.7 years and 5.7 years as of March 31, 2019 and December 31, 2018, respectively)	$1,143,000	$1,245,000
Above-market leasehold interests, net of accumulated amortization of $13,000 as of December 31, 2018 (with a weighted average remaining life of 51.2 years as of December 31, 2018)(1)	—	382,000
Total	$1,143,000	$1,627,000
___________

(1)
Such amount related to our ownership of fee simple interests in the building and improvements of eight of our buildings that are subject to respective ground leases. Upon our adoption of ASC Topic 842 on January 1, 2019, such amount was reclassed to operating lease right-of-use assets in our accompanying condensed consolidated balance sheet. See Note 2, Summary of Significant Accounting Policies — Leases, and Note 16, Leases, for a further discussion.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Amortization expense on identified intangible liabilities for the three months ended March 31, 2019 and 2018 was $102,000 and $85,000, respectively, which included $102,000 and $83,000, respectively, of amortization recorded to real estate revenue for below-market leases and $0 and $2,000, respectively, of amortization recorded to rental expenses for above-market leasehold interests in our accompanying condensed consolidated statements of operations.
The aggregate weighted average remaining life of the identified intangible liabilities was 5.7 years and 16.4 years as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, estimated amortization expense on identified intangible liabilities for the nine months ending December 31, 2019 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2019	$277,000
2020	216,000
2021	161,000
2022	135,000
2023	124,000
Thereafter	230,000
Total	$1,143,000
10. Commitments and Contingencies
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
11. Redeemable Noncontrolling Interests
As of March 31, 2019 and December 31, 2018, our advisor owned all of our 208 Class T partnership units outstanding in our operating partnership. As of March 31, 2019 and December 31, 2018, we owned greater than a 99.99% general partnership interest in our operating partnership, and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. The noncontrolling interest of our advisor in our operating partnership, which has redemption features outside of our control, is accounted for as a redeemable noncontrolling interest and is presented outside of permanent equity in our accompanying condensed consolidated balance sheets. See Note 13, Related Party Transactions — Liquidity Stage — Subordinated Participation Interest — Subordinated Distribution Upon Listing, and Note 13, Related Party Transactions — Subordinated Distribution Upon Termination, for a further discussion of the redemption features of the limited partnership units.
In connection with our acquisitions of Central Florida Senior Housing Portfolio, Pinnacle Beaumont ALF and Pinnacle Warrenton ALF, we own approximately 98% of joint ventures with an affiliate of Meridian. The noncontrolling interests held by Meridian have redemption features outside of our control and are accounted for as redeemable noncontrolling interests in our accompanying condensed consolidated balance sheets.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions; or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Beginning balance	$1,371,000	$1,002,000
Additions	151,000	—
Fair value adjustment to redemption value	25,000	67,000
Net loss attributable to redeemable noncontrolling interests	(25,000)	(67,000)
Ending balance	$1,522,000	$1,002,000
12. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of March 31, 2019 and December 31, 2018, no shares of our preferred stock were issued and outstanding.
Common Stock
Our charter authorizes us to issue 1,000,000,000 shares of our common stock, par value $0.01 per share. On February 6, 2015, our advisor acquired shares of our Class T common stock for total cash consideration of $200,000 and was admitted as our initial stockholder. We used the proceeds from the sale of shares of our Class T common stock to our advisor to make an initial capital contribution to our operating partnership. As of March 31, 2019 and December 31, 2018, our advisor owned 20,833 shares of our Class T common stock. We commenced our initial offering of shares of our common stock on February 16, 2016, and as of such date we were initially offering to the public up to $3,150,000,000 in shares of our Class T common stock, consisting of up to $3,000,000,000 in shares of our Class T common stock at a price of $10.00 per share in the primary portion of our initial offering and up to $150,000,000 in shares of our Class T common stock for $9.50 per share pursuant to the DRIP. Effective June 17, 2016, we reallocated certain of the unsold shares of our Class T common stock being offered and began offering shares of our Class I common stock, such that we were offering up to approximately $2,800,000,000 in shares of Class T common stock and $200,000,000 in shares of Class I common stock in the primary portion of our initial offering, and up to an aggregate of $150,000,000 in shares of our Class T and Class I common stock pursuant to the DRIP. Subsequent to the reallocation, of the 1,000,000,000 shares of common stock authorized pursuant to our charter, 900,000,000 shares are classified as Class T common stock and 100,000,000 shares are classified as Class I common stock.
The shares of our Class T common stock in the primary portion of our initial offering were being offered at a price of $10.00 per share prior to April 11, 2018. The shares of our Class I common stock in the primary portion of our initial offering were being offered at a price of $9.30 per share prior to March 1, 2017 and $9.21 per share from March 1, 2017 to April 10, 2018. The shares of our Class T and Class I common stock issued pursuant to the DRIP were sold at a price of $9.50 per share prior to January 1, 2017 and $9.40 per share from January 1, 2017 to April 10, 2018. On April 6, 2018, our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, unanimously approved and established an estimated per share net asset value, or NAV, of our common stock of $9.65. As a result, on April 6, 2018, our board unanimously approved revised offering prices for each class of shares of our common stock to be sold in our initial offering based on the estimated per share NAV of our Class T and Class I common stock of $9.65 plus any applicable per share up-front selling commissions and dealer manager fees funded by us, effective April 11, 2018. Accordingly, the revised offering price for shares of our Class T common stock and Class I common stock sold pursuant to the primary portion of our initial offering on or after April 11, 2018 was $10.05 per share and $9.65 per share, respectively. On February 15, 2019, we terminated our initial offering. We continue to offer shares of our common stock pursuant to the 2019 DRIP offering. See “Distribution Reinvestment Plan” section below for a further discussion.

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
Through March 31, 2019, we had issued 75,643,562 aggregate shares of our Class T and Class I common stock in connection with the primary portion of our initial offering and 3,455,065 aggregate shares of our Class T and Class I common stock pursuant to our DRIP Offerings. We also granted an aggregate of 60,000 shares of our restricted Class T common stock to our independent directors and repurchased 560,847 shares of our common stock under our share repurchase plan through March 31, 2019. As of March 31, 2019 and December 31, 2018, we had 78,618,613 and 69,254,971 aggregate shares of our Class T and Class I common stock, respectively, issued and outstanding.
Distribution Reinvestment Plan
We had registered and reserved $150,000,000 in shares of our common stock for sale pursuant to the DRIP in our initial offering at an offering price of $9.50 per share. The DRIP allows stockholders to purchase additional Class T shares and Class I shares of our common stock through the reinvestment of distributions during our initial offering. Pursuant to the DRIP, distributions with respect to Class T shares are reinvested in Class T shares and distributions with respect to Class I shares are reinvested in Class I shares. On February 15, 2019, we terminated our initial offering. We continue to offer up to $100,000,000 in shares of our common stock pursuant to the 2019 DRIP Offering.
Since April 6, 2018, our board has approved and established an estimated per share NAV on at least an annual basis. Commencing with the distribution payment to stockholders paid in the month following such board approval, shares of our common stock issued pursuant the DRIP were or will be issued at the current estimated per share NAV until such time as our board determines an updated estimated per share NAV. The following is a summary of our historical and current estimated per share NAV:

Approval Date by our Board	Established Per Share NAV (Unaudited)
04/06/18	$9.65
04/04/19	$9.54
For the three months ended March 31, 2019 and 2018, $5,869,000 and $3,606,000, respectively, in distributions were reinvested and 608,279 and 383,756 shares of our common stock, respectively, were issued pursuant to our DRIP Offerings. As of March 31, 2019 and December 31, 2018, a total of $32,966,000 and $27,097,000, respectively, in distributions were reinvested that resulted in 3,455,065 and 2,846,786 shares of our common stock, respectively, being issued pursuant to our DRIP Offerings.
Share Repurchase Plan
In February 2016, our board approved a share repurchase plan. The share repurchase plan allows for repurchases of shares of our common stock by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board. Subject to the availability of the funds for share repurchases, we will limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided, however, that shares subject to a repurchase requested upon the death of a stockholder will not be subject to this cap. Funds for the repurchase of shares of our common stock will come exclusively from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to our DRIP Offerings.
All repurchases of our shares of common stock are subject to a one-year holding period, except for repurchases made in connection with a stockholder’s death or “qualifying disability,” as defined in our share repurchase plan. Further, all share repurchases are repurchased following a one-year holding period at a price between 92.5% to 100% of each stockholder’s repurchase amount depending on the period of time their shares have been held. During our initial offering and with respect to shares repurchased for the quarter ending March 31, 2019, the repurchase amount for shares repurchased under our share repurchase plan was equal to the lesser of (i) the amount per share that a stockholder paid for their shares of our common stock, or (ii) the per share offering price in our initial offering. Commencing with shares repurchased for the quarter ending June 30, 2019, the repurchase amount for shares repurchased under our share repurchase plan will be the lesser of the amount per share the stockholder paid for their shares of our common stock or the most recent estimated value of one share of the applicable

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

class of common stock as determined by our board. See the summary of our historical and current estimated per share NAV in the “Distribution Reinvestment Plan” section above. However, if shares of our common stock are repurchased in connection with a stockholder’s death or qualifying disability, the repurchase price will be no less than 100% of the price paid to acquire the shares of our common stock from us. Furthermore, our share repurchase plan provides that if there are insufficient funds to honor all repurchase requests, pending requests will be honored among all requests for repurchase in any given repurchase period, as follows: first, pro rata as to repurchases sought upon a stockholder’s death; next, pro rata as to repurchases sought by stockholders with a qualifying disability; and, finally, pro rata as to other repurchase requests.
For the three months ended March 31, 2019 and 2018, we received share repurchase requests and repurchased 132,683 and 41,188 shares of our common stock, respectively, for an aggregate of $1,270,000 and $397,000, respectively, at an average repurchase price of $9.58 and $9.65 per share, respectively.
As of March 31, 2019 and December 31, 2018, we received share repurchase requests and repurchased 560,847 and 428,164 shares of our common stock, respectively, for an aggregate of $5,317,000 and $4,047,000, respectively, at an average repurchase price of $9.48 and $9.45 per share, respectively. All shares were repurchased using proceeds we received from the cumulative sale of shares of our common stock pursuant to the DRIP.
2015 Incentive Plan
We adopted our incentive plan pursuant to which our board or a committee of our independent directors may make grants of options, restricted shares of common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 4,000,000 shares. For the three months ended March 31, 2019 and 2018, we did not issue any shares of our restricted common stock pursuant to our incentive plan and none of the previously issued shares of our restricted common stock were vested. For the three months ended March 31, 2019 and 2018, we recognized stock compensation expense of $39,000 and $30,000, respectively, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
Offering Costs
Selling Commissions
We generally paid our dealer manager selling commissions of up to 3.0% of the gross offering proceeds from the sale of Class T shares of our common stock pursuant to the primary portion of our initial offering. To the extent that selling commissions were less than 3.0% of the gross offering proceeds for any Class T shares sold, such reduction in selling commissions was accompanied by a corresponding reduction in the applicable per share purchase price for purchases of such shares. No selling commissions were payable on Class I shares or shares of our common stock sold pursuant to the DRIP portion of our initial offering. Our dealer manager may have re-allowed all or a portion of these fees to participating broker-dealers. For the three months ended March 31, 2019 and 2018, we incurred $2,242,000 and $1,462,000, respectively, in selling commissions to our dealer manager. Such commissions were charged to stockholders’ equity as such amounts were paid to our dealer manager from the gross proceeds of our initial offering.
Dealer Manager Fee
With respect to shares of our Class T common stock, our dealer manager generally received a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of Class T shares of our common stock pursuant to our initial offering, of which 1.0% of the gross offering proceeds was funded by us and up to an amount equal to 2.0% of the gross offering proceeds was funded by our advisor. With respect to shares of our Class I common stock, prior to March 1, 2017, our dealer manager generally received a dealer manager fee up to 3.0% of the gross offering proceeds from the sale of Class I shares of our common stock pursuant to the primary portion of our initial offering, of which 1.0% of the gross offering proceeds was funded by us and an amount equal to 2.0% of the gross offering proceeds was funded by our advisor. Effective March 1, 2017, our dealer manager generally received a dealer manager fee up to an amount equal to 1.5% of the gross offering proceeds from the sale of Class I shares pursuant the primary portion of our initial offering, all of which was funded by our advisor. Our dealer manager may have entered into participating dealer agreements with participating dealers that provided for a reduction or waiver of dealer manager fees. To the extent that the dealer manager fee was less than 3.0% of the gross offering proceeds for any Class T shares sold and less than 1.5% of the gross offering proceeds for any Class I shares sold, such reduction was applied first to the portion of the dealer manager fee funded by our advisor. To the extent that any reduction in dealer manager fee exceeded the portion of the dealer manager fee funded by our advisor, such excess reduction was accompanied by a corresponding reduction in the applicable per share purchase price for purchases of such shares. No dealer manager fee was

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

payable on shares of our common stock sold pursuant to the DRIP portion of our initial offering. Our dealer manager may have re-allowed all or a portion of these fees to participating broker-dealers.
For the three months ended March 31, 2019 and 2018, we incurred $759,000 and $493,000, respectively, in dealer manager fees to our dealer manager. Such fees were charged to stockholders’ equity as such amounts were paid to our dealer manager or its affiliates from the gross proceeds of our initial offering. See Note 13, Related Party Transactions — Offering Stage — Dealer Manager Fee, for a further discussion of the dealer manager fee funded by our advisor.
Stockholder Servicing Fee
We pay our dealer manager a quarterly stockholder servicing fee with respect to our Class T shares sold as additional compensation to the dealer manager and participating broker-dealers. No stockholder servicing fee is paid with respect to Class I shares or shares of our common stock sold pursuant to the DRIP portion of our initial offering. The stockholder servicing fee accrues daily in an amount equal to 1/365th of 1.0% of the purchase price per share of our Class T shares sold in the primary portion of our initial offering and, in the aggregate will not exceed an amount equal to 4.0% of the gross proceeds from the sale of Class T shares in the primary portion of our initial offering. We will cease paying the stockholder servicing fee with respect to our Class T shares sold in the primary portion of our initial offering upon the occurrence of certain defined events. Our dealer manager may re-allow to participating broker-dealers all or a portion of the stockholder servicing fee for services that such participating broker-dealers perform in connection with the shares of our Class T common stock. By agreement with participating broker-dealers, such stockholder servicing fee may be reduced or limited.
For the three months ended March 31, 2019 and 2018, we incurred $2,717,000 and $1,700,000, respectively, in stockholder servicing fees to our dealer manager. As of March 31, 2019 and December 31, 2018, we accrued $17,691,000 and $16,395,000, respectively, in connection with the stockholder servicing fee payable, which is included in accounts payable and accrued liabilities with a corresponding offset to stockholders’ equity in our accompanying condensed consolidated balance sheets.
13. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and one of our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings; however, we are not affiliated with Griffin Capital, our dealer manager, Colony Capital or Mr. Flaherty. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. Our board, including a majority of our independent directors, has reviewed the material transactions between our affiliates and us during the three months ended March 31, 2019 and 2018. Set forth below is a description of the transactions with affiliates. We believe that we have executed all of the transactions set forth below on terms that are fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties. For the three months ended March 31, 2019 and 2018, we incurred $4,424,000 and $2,975,000, respectively, in fees and expenses to our affiliates as detailed below.
Offering Stage
Dealer Manager Fee
With respect to shares of our Class T common stock, our dealer manager generally received a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of Class T shares of our common stock pursuant to the primary portion of our initial offering, of which 1.0% of the gross offering proceeds was funded by us and up to an amount equal to 2.0% of the gross offering proceeds was funded by our advisor. With respect to shares of our Class I common stock, prior to March 1, 2017, our dealer manager generally received a dealer manager fee up to 3.0% of the gross offering proceeds from the sale of Class I shares of our common stock pursuant to the primary portion of our initial offering, of which 1.0% of the gross offering proceeds was funded by us and an amount equal to 2.0% of the gross offering proceeds was funded by our advisor. Effective March 1, 2017, our dealer manager generally received a dealer manager fee up to an amount equal to 1.5% of the gross offering proceeds from the sale of Class I shares pursuant to the primary portion of our initial offering, all of which was funded by our advisor. Our dealer manager may have entered into participating dealer agreements with participating dealers that provided for a reduction or waiver of dealer manager fees. To the extent that the dealer manager fee was less than 3.0% of the gross offering proceeds for any Class T shares sold and less than 1.5% of the gross offering proceeds for any Class I shares sold, such reduction was applied first to the portion of the dealer manager fee funded by our advisor. To the extent that any reduction in

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

dealer manager fee exceeded the portion of the dealer manager fee funded by our advisor, such excess reduction was accompanied by a corresponding reduction in the applicable per share purchase price for purchases of such shares. No dealer manager fee was payable on shares of our common stock sold pursuant to the DRIP. Our advisor recouped the portion of the dealer manager fee it funded through the receipt of the Contingent Advisor Payment from us, as described below, through the payment of acquisition fees.
For the three months ended March 31, 2019 and 2018, we incurred $1,687,000 and $1,011,000, respectively, payable to our advisor as part of the Contingent Advisor Payment in connection with the dealer manager fee that our advisor had incurred. Such fee was charged to stockholders’ equity as incurred with a corresponding offset to accounts payable due to affiliates in our accompanying condensed consolidated balance sheets. See Note 12, Equity — Offering Costs — Dealer Manager Fee, for a further discussion of the dealer manager fee funded by us.
Other Organizational and Offering Expenses
Our other organizational and offering expenses incurred in connection with the primary portion of our initial offering (other than selling commissions, the dealer manager fee and the stockholder servicing fee) are funded by our advisor. Our advisor recoups such expenses it funded through the receipt of the Contingent Advisor Payment from us, as described below, through the payment of acquisition fees. No other organizational and offering expenses were paid with respect to shares of our common stock sold pursuant to the DRIP.
For the three months ended March 31, 2019 and 2018, we incurred $112,000 and $327,000, respectively, payable to our advisor as part of the Contingent Advisor Payment in connection with the other organizational and offering expenses that our advisor had incurred. Such expenses were charged to stockholders’ equity as incurred with a corresponding offset to accounts payable due to affiliates in our accompanying condensed consolidated balance sheets.
Acquisition and Development Stage
Acquisition Fee
We pay our advisor or its affiliates an acquisition fee of up to 4.50% of the contract purchase price, including any contingent or earn-out payments that may be paid, of each property we acquire or, with respect to any real estate-related investment we originate or acquire, up to 4.25% of the origination or acquisition price, including any contingent or earn-out payments that may be paid. The 4.50% or 4.25% acquisition fees consist of a 2.25% or 2.00% base acquisition fee, or the base acquisition fee, for real estate and real estate-related acquisitions, respectively, and an additional 2.25% contingent advisor payment, or the Contingent Advisor Payment. The Contingent Advisor Payment allows our advisor to recoup the portion of the dealer manager fee and other organizational and offering expenses funded by our advisor. Therefore, the amount of the Contingent Advisor Payment paid upon the closing of an acquisition shall not exceed the then outstanding amounts paid by our advisor for dealer manager fees and other organizational and offering expenses at the time of such closing. For these purposes, the amounts paid by our advisor and considered as “outstanding” were reduced by the amount of the Contingent Advisor Payment previously paid. Notwithstanding the foregoing, the initial $7,500,000 of amounts paid by our advisor to fund the dealer manager fee and other organizational and offering expenses, or the Contingent Advisor Payment Holdback, was retained by us until February 2019, the termination of our initial offering and the third anniversary of the commencement date of our initial offering, at which time such amount was paid to our advisor. Our advisor or its affiliates are entitled to receive these acquisition fees for properties and real estate-related investments acquired with funds raised in our initial offering, including acquisitions completed after the termination of the Advisory Agreement (including imputed leverage of 50.0% on funds raised in our initial offering), or funded with net proceeds from the sale of a property or real estate-related investment, subject to certain conditions. Our advisor may waive or defer all or a portion of the acquisition fee at any time and from time to time, in our advisor’s sole discretion.
The base acquisition fee in connection with the acquisition of real estate investments accounted for as business combinations is expensed as incurred and included in acquisition related expenses in our accompanying condensed consolidated statements of operations. The base acquisition fee in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments is capitalized as part of the associated investment in our accompanying condensed consolidated balance sheets. For the three months ended March 31, 2019 and 2018, we paid base acquisition fees of $398,000 and $509,000, respectively, to our advisor. As of March 31, 2019 and December 31, 2018, we recorded $145,000 and $7,866,000, respectively, as part of the Contingent Advisor Payment, which is included in accounts payable due to affiliates with a corresponding offset to stockholders’ equity in our accompanying condensed consolidated balance sheets. As of March 31, 2019, we have paid $20,836,000 in Contingent Advisor Payments to our advisor. For a further

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

discussion of amounts paid in connection with the Contingent Advisor Payment, see “Dealer Manager Fee” and “Other Organizational and Offering Expenses,” above. In addition, see Note 3, Real Estate Investments, Net, and Note 20, Subsequent Events, for a further discussion.
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
For the three months ended March 31, 2019, we incurred development fees of $20,000 to our advisor, which was expensed as incurred and included in acquisition related expenses in our accompanying condensed consolidated statements of operations. For the three months ended March 31, 2018, we did not incur any development fees to our advisor or its affiliates.
Reimbursement of Acquisition Expenses
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets, which are reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees, total development costs and real estate commissions paid to unaffiliated third parties will not exceed, in the aggregate, 6.0% of the contract purchase price of the property or real estate-related investments, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction. For the three months ended March 31, 2019 and 2018, such fees and expenses paid did not exceed 6.0% of the contract purchase price of our property acquisitions, except with respect to our acquisitions of Athens MOB, Northern California Senior Housing Portfolio, Pinnacle Warrenton ALF, Glendale MOB, Missouri SNF Portfolio and Flemington MOB Portfolio, which excess fees were approved by our directors as set forth above.
Reimbursements of acquisition expenses in connection with the acquisition of real estate investments accounted for as business combinations are expensed as incurred and included in acquisition related expenses in our accompanying condensed consolidated statements of operations. Reimbursements of acquisition expenses in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments are capitalized as part of the associated investment in our accompanying condensed consolidated balance sheets. For the three months ended March 31, 2019 and 2018, we did not incur acquisition expenses to our advisor or its affiliates.
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
For the three months ended March 31, 2019 and 2018, we incurred $1,889,000 and $958,000, respectively, in asset management fees to our advisor which are included in general and administrative in our accompanying condensed consolidated statements of operations.
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
Property management fees are included in property operating and rental expenses in our accompanying condensed consolidated statements of operations. For the three months ended March 31, 2019 and 2018, we incurred property management fees of $260,000 and $145,000, respectively, to American Healthcare Investors.
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
Lease fees are capitalized as lease commissions, which are included in other assets, net in our accompanying condensed consolidated balance sheets, and amortized over the term of the lease. For the three months ended March 31, 2019 and 2018, we incurred lease fees of $10,000 and $1,000, respectively.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, we pay our advisor or its affiliates a construction management fee of up to 5.0% of the cost of such improvements. Construction management fees are capitalized as part of the associated asset and included in real estate investments, net in our accompanying condensed consolidated balance sheets or are expensed and included in our accompanying condensed consolidated statements of operations, as applicable. For the three months ended March 31, 2019, we incurred construction management fees of $7,000, and for the three months ended March 31, 2018, we did not incur any construction management fees to our advisor or its affiliates.
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
The following table reflects our operating expenses as a percentage of average invested assets and as a percentage of net income for the 12 month periods then ended:

	12 months ended March 31,
	2019	2018
Operating expenses as a percentage of average invested assets	1.3%	1.3%
Operating expenses as a percentage of net income	33.3%	27.8%
For the 12 months ended March 31, 2019 and 2018, our operating expenses did not exceed the aforementioned limitations as 2.0% of our average invested assets was greater than 25.0% of our net income. For the three months ended March 31, 2019 and 2018, our advisor incurred operating expenses on our behalf of $41,000 and $24,000, respectively. Operating expenses are generally included in general and administrative in our accompanying condensed consolidated statements of operations.
Compensation for Additional Services
We pay our advisor and its affiliates for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated parties for similar services. For the three months ended March 31, 2019 and 2018, our advisor and its affiliates were not compensated for any additional services.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, we pay our advisor or its affiliates a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated third parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the three months ended March 31, 2019 and 2018, we did not incur any disposition fees to our advisor or its affiliates.
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, we will pay our advisor a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the remaining net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of: (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan); plus (ii) an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three months ended March 31, 2019 and 2018, we did not pay any such distributions to our advisor.
Subordinated Distribution Upon Listing
Upon the listing of shares of our common stock on a national securities exchange, in redemption of our advisor’s limited partnership units, we will pay our advisor a distribution equal to 15.0% of the amount by which: (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash equal to an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing, among other factors. For the three months ended March 31, 2019 and 2018, we did not pay any such distributions to our advisor.
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
As of March 31, 2019 and December 31, 2018, we did not have any liability related to the subordinated distribution upon termination.
Stock Purchase Plans
On December 31, 2017, our Chief Executive Officer and Chairman of the Board of Directors, Jeffrey T. Hanson, our President and Chief Operating Officer, Danny Prosky, and our Executive Vice President and General Counsel, Mathieu B. Streiff, each executed stock purchase plans, or the 2018 Stock Purchase Plans, whereby they each irrevocably agreed to invest 100% of their net after-tax base salary and cash bonus compensation earned as employees of American Healthcare Investors directly into our company by purchasing shares of our Class I common stock. In addition, on December 31, 2017, four Executive Vice Presidents of American Healthcare Investors, including our Executive Vice President of Acquisitions, Stefan K.L. Oh, our Vice Presidents of Asset Management, Wendie Newman and Christopher M. Belford, and our Chief

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Financial Officer, Brian S. Peay, each executed similar 2018 Stock Purchase Plans whereby they each irrevocably agreed to invest a portion of their net after-tax base salary or a portion of their net after-tax base salary and cash bonus compensation, ranging from 5.0% to 15.0%, earned on or after January 1, 2018 as employees of American Healthcare Investors directly into shares of our Class I common stock. Pursuant to their terms, the 2018 Stock Purchase Plans terminated on December 31, 2018.
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
For the three months ended March 31, 2019 and 2018, our officers invested the following amounts and we issued the following shares of our Class I common stock pursuant to the 2018 Stock Purchase Plans:

		Three Months Ended March 31,
		2019		2018
Officer’s Name	Title	Amount	Shares	Amount	Shares
Jeffrey T. Hanson	Chief Executive Officer and Chairman of the Board of Directors	$10,000	995	$118,000	12,785
Danny Prosky	President and Chief Operating Officer	11,000	1,103	123,000	13,305
Mathieu B. Streiff	Executive Vice President and General Counsel	10,000	999	123,000	13,317
Brian S. Peay	Chief Financial Officer	1,000	88	13,000	1,405
Stefan K.L. Oh	Executive Vice President of Acquisitions	1,000	127	8,000	869
Christopher M. Belford	Vice President of Asset Management	1,000	102	36,000	3,890
Wendie Newman	Vice President of Asset Management	1,000	34	2,000	233
Total		$35,000	3,448	$423,000	45,804
Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of March 31, 2019 and December 31, 2018:

Fee	March 31, 2019	December 31, 2018
Asset management fees	$632,000	$595,000
Contingent Advisor Payment	145,000	7,866,000
Property management fees	96,000	97,000
Operating expenses	16,000	6,000
Construction management fees	7,000	18,000
Lease commissions	2,000	—
Acquisition fees	1,000	—
Development fees	—	6,000
Total	$899,000	$8,588,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

14. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall. We did not have any assets and liabilities measured at fair value on a recurring basis as of December 31, 2018.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivative financial instruments	$—	$1,978,000	$—	$1,978,000
There were no transfers into or out of fair value measurement levels during the three months ended March 31, 2019.

Derivative Financial Instruments
We use interest rate swaps to manage interest rate risk associated with variable-rate debt. The valuation of these instruments is determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, as well as option volatility. The fair values of interest rate swaps are determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate curves.
We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.
Although we have determined that the majority of the inputs used to value our derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of March 31, 2019, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Financial Instruments Disclosed at Fair Value
Our accompanying condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts and other receivables, restricted cash, real estate deposits, accounts payable and accrued liabilities, accounts payable due to affiliates, mortgage loans payable and borrowings under the 2018 Credit Facility.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The fair value of our mortgage loans payable and the 2018 Credit Facility is estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that our mortgage loans payable and the 2018 Credit Facility are classified in Level 2 within the fair value hierarchy as reliance is placed on inputs other than quoted prices that are observable, such as interest rates and yield curves. The carrying amounts and estimated fair values of such financial instruments as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Mortgage loans payable	$16,789,000	$16,911,000	$16,892,000	$16,920,000
Line of credit and term loan	$246,100,000	$250,039,000	$270,553,000	$275,124,000
15. Income Taxes
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation pursuant to the Tax Cuts and Jobs Act of 2017, or the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate to 21.0%, eliminating the corporate alternative minimum tax, or AMT, and changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.
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
The components of income tax expense for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Federal deferred	$(277,000)	$(740,000)
State deferred	(73,000)	(153,000)
State current	3,000	—
Valuation allowance	350,000	893,000
Total income tax expense	$3,000	$—
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
We recognize the financial statement effects of an uncertain tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of March 31, 2019 and December 31, 2018, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We assess the available evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of March 31, 2019, our valuation allowance fully reserves the net deferred tax asset due to inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.
16. Leases
Lessor
We have operating leases with tenants that expire at various dates through 2034. We recognized $15,147,000 of real estate revenue related to operating lease payments, of which $3,025,000 was for variable lease payments for the three months ended March 31, 2019. The following table sets forth the undiscounted cash flows for future minimum base rents due under operating leases for leases in effect at March 31, 2019 for the properties that we wholly own:

Year	Amount
2019	$37,453,000
2020	49,249,000
2021	48,032,000
2022	45,359,000
2023	41,401,000
Thereafter	256,969,000
Total	$478,463,000
Future minimum base rents due under operating leases as of December 31, 2018 for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2019	$52,764,000
2020	52,207,000
2021	50,886,000
2022	48,249,000
2023	44,397,000
Thereafter	290,103,000
Total	$538,606,000
Lessee
We have ground and other lease obligations that generally require fixed annual rental payments and may also include escalation clauses and renewal options. These leases expire at various dates through 2107, excluding extension options. Certain of our lease agreements include rental payments that are adjusted periodically based on Consumer Price Index (CPI), and may include other variable lease costs (i.e., common area maintenance, property taxes and insurance). Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of lease costs were as follows:

Operating Leases	Amount
Lease cost(1)	$127,000
Weighted average remaining lease term (years)	79.2
Weighted average discount rate	5.68%
___________

(1)	Includes short-term leases and variable costs leases, which are immaterial.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Cash paid for amounts included in the measurement of lease liabilities:	Amount
Operating cash flows from operating leases	$51,000
Operating Leases
The following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the nine months ended December 31, 2019 and for each of the next four years ending December 31, 2019 and thereafter, as well as the reconciliation of those cash flows to operating lease liabilities:

Year	Amount
2019	$255,000
2020	307,000
2021	307,000
2022	307,000
2023	307,000
Thereafter	23,077,000
Total operating lease payments	24,560,000
Less: interest	19,201,000
Present value of operating lease liabilities	$5,359,000
Future minimum lease obligations under non-cancelable ground and other lease obligations as of December 31, 2018 for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2019	$307,000
2020	307,000
2021	307,000
2022	307,000
2023	307,000
Thereafter	11,978,000
Total	$13,513,000
17. Segment Reporting
As of March 31, 2019, we evaluated our business and made resource allocations based on four reportable business segments: medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities. Our medical office buildings are typically leased to multiple tenants under separate leases, thus requiring active management and responsibility for many of the associated operating expenses (much of which are, or can effectively be, passed through to the tenants). Our senior housing facilities and skilled nursing facilities are primarily single-tenant properties for which we lease the facilities to unaffiliated tenants under triple-net and generally master leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Our senior housing — RIDEA properties include senior housing facilities that are owned and operated utilizing a RIDEA structure.
We evaluate performance based upon segment net operating income. We define segment net operating income as total revenues, less rental expenses and property operating expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, interest expense, income from unconsolidated entity, other income and income tax expense for each segment. We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment net operating income serves as an appropriate supplemental performance measure to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Interest expense, depreciation and amortization and other expenses not attributable to individual properties are not allocated to individual segments for purposes of assessing segment performance. Non-segment assets primarily consist of corporate assets including our investment in unconsolidated entity, cash and cash equivalents, other receivables, real estate deposits and other assets not attributable to individual properties.
Summary information for the reportable segments during the three months ended March 31, 2019 and 2018 was as follows:

	Medical Office Buildings	Senior Housing — RIDEA	Senior Housing	Skilled Nursing Facilities	Three Months Ended March 31, 2019
Revenues:
Real estate revenue	$11,495,000	$—	$842,000	$2,810,000	$15,147,000
Resident fees and services	—	10,695,000	—	—	10,695,000
Total revenues	11,495,000	10,695,000	842,000	2,810,000	25,842,000
Expenses:
Rental expenses	3,570,000	—	291,000	120,000	3,981,000
Property operating expenses	—	8,465,000	—	—	8,465,000
Segment net operating income	$7,925,000	$2,230,000	$551,000	$2,690,000	$13,396,000
Expenses:
General and administrative					$4,190,000
Acquisition related expenses					118,000
Depreciation and amortization					16,078,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)					(3,585,000)
Loss in fair value derivative financial instruments					(1,978,000)
Income from unconsolidated entity					126,000
Other income					69,000
Loss before income taxes					(12,358,000)
Income tax expense					(3,000)
Net loss					$(12,361,000)

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Medical Office Buildings	Senior Housing — RIDEA	Senior Housing	Skilled Nursing Facilities	Three Months Ended March 31, 2018
Revenues:
Real estate revenue	$6,944,000	$—	$2,288,000	$201,000	$9,433,000
Resident fees and services	—	8,409,000	—	—	8,409,000
Total revenues	6,944,000	8,409,000	2,288,000	201,000	17,842,000
Expenses:
Rental expenses	1,947,000	—	371,000	33,000	2,351,000
Property operating expenses	—	7,233,000	—	—	7,233,000
Segment net operating income	$4,997,000	$1,176,000	$1,917,000	$168,000	$8,258,000
Expenses:
General and administrative					$2,120,000
Acquisition related expenses					95,000
Depreciation and amortization					7,195,000
Interest expense (including amortization of deferred financing costs and debt premium)					(1,084,000)
Net loss					$(2,236,000)
Assets by reportable segment as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
Medical office buildings	$428,924,000	$417,708,000
Senior housing — RIDEA	160,105,000	154,716,000
Senior housing	131,375,000	146,965,000
Skilled nursing facilities	122,917,000	115,657,000
Other	91,130,000	61,326,000
Total assets	$934,451,000	$896,372,000
18. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, accounts and other receivables, restricted cash and real estate deposits. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of March 31, 2019 and December 31, 2018, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. In general, we perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of March 31, 2019, three states in the United States accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized net operating income. Our properties located in Missouri, Florida and Michigan accounted for 13.8%, 11.4% and 10.3%, respectively, of our total property portfolio’s annualized base rent or annualized net operating income. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
Based on leases in effect as of March 31, 2019, our four reportable business segments, medical office buildings, skilled nursing facilities, senior housing and senior housing — RIDEA accounted for 54.7%, 16.3%, 15.3% and 13.7%, respectively, of our total property portfolio’s annualized base rent or annualized net operating income.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of March 31, 2019, we had one tenant that accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized net operating income as follows:

Tenant	Annualized Base Rent(1)	Percentage of Annualized Base Rent	Acquisition	Reportable Segment	GLA (Sq Ft)	Lease Expiration Date
RC Tier Properties, LLC	$7,629,000	12.5%	Missouri SNF Portfolio	Skilled Nursing	385,000	09/30/33
___________

(1)
Annualized base rent is based on contractual base rent from leases in effect as of March 31, 2019. The loss of this tenant or its inability to pay rent could have a material adverse effect on our business and results of operations.

19. Per Share Data
Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $6,000 and $4,000, respectively, for the three months ended March 31, 2019 and 2018. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock. As of March 31, 2019 and 2018, there were 37,500 and 27,000 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of March 31, 2019 and 2018, there were 208 units of redeemable limited partnership units of our operating partnership outstanding, but such units were excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.
20. Subsequent Events
Property Acquisitions
Subsequent to March 31, 2019, we completed two property acquisitions comprising seven buildings from unaffiliated third parties. The following is a summary of our property acquisitions subsequent to March 31, 2019:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Mortgage Loan Payable(2)	Line of Credit(3)	Total Acquisition Fee(4)
Great Nord MOB Portfolio	Tinley Park, IL; Chesterton and Crown Point, IN; and Plymouth, MN	Medical Office	04/08/19	$44,000,000	$—	$15,000,000	$993,000
Michigan ALF Portfolio(5)	Grand Rapids, MI	Senior Housing	05/01/19	14,000,000	10,493,000	3,500,000	315,000
				$58,000,000	$10,493,000	$18,500,000	$1,308,000
___________

(1)	We own 100% of our properties acquired subsequent to March 31, 2019.

(2)	Represents the principal balance of the mortgage loan payable assumed by us at the time of acquisition.

(3)	Represents a borrowing under the 2018 Credit Facility, as defined in Note 7, Line of Credit and Term Loan, at the time of acquisition.

(4)
Our advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, a base acquisition fee of 2.25% of the contract purchase price paid by us. In addition, the total acquisition fee may include a Contingent Advisor Payment, as defined in Note 13, Related Party Transactions, up to 2.25% of the contract purchase price paid by us. See Note 13, Related Party Transactions — Acquisition and Development Stage — Acquisition Fee, for a further discussion.

(5)	We added three buildings to our existing Michigan ALF Portfolio. The other six buildings in the Michigan ALF Portfolio were acquired in December 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT IV, Inc. and its subsidiaries, including Griffin-American Healthcare REIT IV Holdings, LP, except where otherwise noted.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2018 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 18, 2019. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of March 31, 2019 and December 31, 2018, together with our results of operations and cash flows for the three months ended March 31, 2019 and 2018.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking. Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential,” “seek” and any other comparable and derivative terms or the negatives thereof. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future investments on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates; competition in the real estate industry; the supply and demand for operating properties in our proposed market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the success of our investment strategy; the availability of properties to acquire; the availability of financing; and our ongoing relationship with American Healthcare Investors, LLC, or American Healthcare Investors, and Griffin Capital Company, LLC, or Griffin Capital, or collectively, our co-sponsors, and their affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.
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
On February 16, 2016, we commenced our initial public offering, or our initial offering, in which we were initially offering to the public up to $3,150,000,000 in shares of our Class T common stock, consisting of up to $3,000,000,000 in shares of our Class T common stock in the primary portion of our initial offering and up to $150,000,000 in shares of our Class T common stock pursuant to our distribution reinvestment plan, as amended, or the DRIP. Effective June 17, 2016, we reallocated certain of the unsold shares of Class T common stock being offered and began offering shares of Class I common stock, such that we were offering up to approximately $2,800,000,000 in shares of Class T common stock and $200,000,000 in shares of Class I common stock in the primary portion of our initial offering, and up to an aggregate of $150,000,000 in shares of our Class T and Class I common stock pursuant to the DRIP, aggregating up to $3,150,000,000. On February 15, 2019, we terminated our initial offering, and as of such date, we sold 75,643,562 aggregate shares of our Class T and Class I common stock, or approximately $754,157,000, and a total of $31,021,000 in distributions were reinvested that resulted in 3,253,535 shares of our common stock being issued pursuant to the DRIP portion of our initial offering. See Note 12, Equity — Common Stock, to our accompanying condensed consolidated financial statements, for a further discussion.
On January 18, 2019, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, or the Securities Act, to register a maximum of $100,000,000 of additional shares of our common stock to be issued pursuant to the DRIP, or the 2019 DRIP Offering. The Registration Statement on Form S-3 was automatically effective with the United States Securities and

Exchange Commission, or the SEC, upon its filing. We commenced offering shares pursuant to the 2019 DRIP Offering on March 1, 2019 following the termination of our initial offering on February 15, 2019. See Note 12, Equity — Distribution Reinvestment Plan, to our accompanying condensed consolidated financial statements, for a further discussion. We collectively refer to the DRIP portion of our initial offering and the 2019 DRIP Offering as our DRIP Offerings. As of March 31, 2019, a total of $1,945,000 in distributions were reinvested that resulted in 201,530 shares of our common stock being issued pursuant to our DRIP Offering.
On April 4, 2019, our board of directors, or our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, unanimously approved and established an updated estimated per share net asset value, or NAV, of our common stock of $9.54. We provide this estimated per share NAV to assist broker-dealers in connection with their obligations under National Association of Securities Dealers Conduct Rule 2340, as required by the Financial Industry Regulatory Authority, or FINRA, with respect to customer account statements. The estimated per share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of December 31, 2018. This valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives, or the IPA, in April 2013, in addition to guidance from the SEC. We intend to continue to publish an updated estimated per share NAV on at least an annual basis. See our Current Report on Form 8-K filed with the SEC on April 8, 2019, for more information on the methodologies and assumptions used to determine, and the limitations and risks of, our updated estimated per share NAV.
We conduct substantially all of our operations through Griffin-American Healthcare REIT IV Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT IV Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 16, 2016 and had a one-year term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 12, 2019 and expires on February 16, 2020. Our advisor uses its best efforts, subject to the oversight and review of our board, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by American Healthcare Investors and 25.0% owned by a wholly owned subsidiary of Griffin Capital. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony Capital, Inc. (NYSE: CLNY), or Colony Capital, and 7.8% owned by James F. Flaherty III, a former partner of Colony Capital. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or our dealer manager, Colony Capital or Mr. Flaherty; however, we are affiliated with Griffin-American Healthcare REIT IV Advisor, LLC, American Healthcare Investors and AHI Group Holdings.
We currently operate through four reportable business segments: medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities. As of March 31, 2019, we had completed 35 property acquisitions whereby we owned 68 properties, comprising 71 buildings, or approximately 3,914,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $839,289,000, as well as a 6.0% interest in a joint venture which owns and operates a portfolio of integrated senior health campuses and ancillary businesses.
Critical Accounting Policies
The complete listing of our Critical Accounting Policies was previously disclosed in our 2018 Annual Report on Form 10-K, as filed with the SEC on March 18, 2019, and there have been no material changes to our Critical Accounting Policies as disclosed therein, except as noted below or included within Note 2, Summary of Significant Accounting Policies, to our accompanying condensed consolidated financial statements.
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2018 Annual Report on Form 10-K, as filed with the SEC on March 18, 2019.

Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to our accompanying condensed consolidated financial statements.
Acquisitions in 2019
For a discussion of our property acquisitions in 2019, see Note 3, Real Estate Investments, Net and Note 20, Subsequent Events, to our accompanying condensed consolidated financial statements.
Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those listed in Part II, Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q and those Risk Factors previously disclosed in our 2018 Annual Report on Form 10-K, as filed with the SEC on March 18, 2019.
Revenues
The amount of revenue generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease available space at the then existing market rates. Negative trends in one or more of these factors could adversely affect our revenue in the future.
Scheduled Lease Expirations
Excluding our senior housing — RIDEA facilities, as of March 31, 2019, our properties were 95.8% leased and during the remainder of 2019, 6.5% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next 12 months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. As of March 31, 2019, our remaining weighted average lease term was 9.1 years, excluding our senior housing — RIDEA facilities.
For the three months ended March 31, 2019, our senior housing — RIDEA facilities were 82.2% leased. Substantially all of our leases with residents at such properties are for a term of one year or less.
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
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2016; senior housing facility in December 2016; senior housing — RIDEA facility in November 2017; and skilled nursing facility in March 2018, we added a new reporting segment at each such time. As of March 31, 2019, we operated through four reportable business segments, with activities related to investing in medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities.

Comparison of the Three Ended March 31, 2019 and 2018
Changes in our operating results are primarily due to owning 71 buildings as of March 31, 2019, as compared to owning 42 buildings as of March 31, 2018. As of March 31, 2019 and 2018, we owned the following types of properties:

	March 31,
	2019			2018
	Number of Buildings	Aggregate Contract Purchase Price	Leased %	Number of Buildings	Aggregate Contract Purchase Price	Leased %
Medical office buildings	30	$434,039,000	92.5%	18	$262,290,000	92.8%
Senior housing — RIDEA	14	153,850,000	(1)	10	109,500,000	(1)
Senior housing	16	133,600,000	100%	12	94,350,000	100%
Skilled nursing facilities	11	117,800,000	100%	2	22,600,000	100%
Total/weighted average(2)	71	$839,289,000	95.8%	42	$488,740,000	95.6%
___________

(1)
For the three months ended March 31, 2019 and 2018, the leased percentage for the resident units of our senior housing — RIDEA facilities was 82.2% and 76.3%, respectively, based on daily average occupancy of licensed beds/units.

(2)	Leased percentage excludes our senior housing — RIDEA facilities.
Revenues
Our primary sources of revenue include rent and resident fees and services from our properties. Revenue by reportable segment consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2019	2018
Real Estate Revenue
Medical office buildings	$11,495,000	$6,944,000
Skilled nursing facilities	2,810,000	201,000
Senior housing	842,000	2,288,000
Total real estate revenue	15,147,000	9,433,000
Resident Fees and Services
Senior housing — RIDEA	10,695,000	8,409,000
Total resident fees and services	10,695,000	8,409,000
Total revenues	$25,842,000	$17,842,000
For the three months ended March 31, 2019 and 2018, real estate revenue was $15,147,000 and $9,433,000, respectively, and primarily comprised of base rent of $12,428,000 and $6,915,000, respectively, and expense recoveries of $3,002,000 and $1,822,000, respectively. The increase in real estate revenue for the three months ended March 31, 2019, compared to the corresponding prior year period, is primarily due to the acquisition of 12 medical office buildings, nine skilled nursing facilities and four senior housing facilities subsequent to March 31, 2018. Upon our adoption of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 842, Leases, or ASC Topic 842, on January 1, 2019, real estate revenue for 2019 was reduced by $521,000, substantially all of which was previously recorded to bad debt expense within general and administrative.
The increase in resident fees and services for the three months ended March 31, 2019, compared to the corresponding prior year period, is primarily due to the acquisition of four senior housing — RIDEA facilities subsequent to March 31, 2018.

Rental Expenses and Property Operating Expenses
Rental expenses and rental expenses as a percentage of real estate revenue, as well as property operating expenses and property operating expenses as a percentage of resident fees and services, by reportable segment consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2019		2018
Rental Expenses
Medical office buildings	$3,570,000	31.1%	$1,947,000	28.0%
Senior housing	291,000	34.6%	371,000	16.2%
Skilled nursing facilities	120,000	4.3%	33,000	16.4%
Total rental expenses	$3,981,000	26.3%	$2,351,000	24.9%
Property Operating Expenses
Senior housing — RIDEA	$8,465,000	79.1%	$7,233,000	86.0%
Total property operating expenses	$8,465,000	79.1%	$7,233,000	86.0%
Senior housing — RIDEA facilities typically have a higher percentage of direct operating expenses to revenue than medical office buildings, senior housing facilities and skilled nursing facilities due to the nature of RIDEA facilities where we conduct day-to-day operations.
General and Administrative
General and administrative expenses consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2019	2018
Asset management fees — affiliates	$1,889,000	$958,000
Professional and legal fees	1,219,000	472,000
Bad debt expense, net	655,000	347,000
Transfer agent services	126,000	80,000
Board of directors fees	69,000	57,000
Bank charges	58,000	57,000
Directors’ and officers’ liability insurance	57,000	53,000
Franchise taxes	50,000	44,000
Restricted stock compensation	39,000	30,000
Other	28,000	22,000
Total	$4,190,000	$2,120,000
The increase in general and administrative expenses for the three months ended March 31, 2019, compared to the corresponding prior year period, is primarily due to the acquisition of additional properties in 2018 and 2019 and thus, incurring higher asset management fees to our advisor or its affiliates and higher professional and legal fees. Accordingly, we expect general and administrative expenses to continue to increase in 2019 as we acquire additional properties.
Acquisition Related Expenses
For the three months ended March 31, 2019 and 2018, acquisition related expenses were $118,000 and $95,000, respectively, and were related primarily to costs incurred in pursuit of properties that did not result in an acquisition.
Depreciation and Amortization
For the three months ended March 31, 2019 and 2018, depreciation and amortization was $16,078,000 and $7,195,000, respectively, and consisted primarily of depreciation on our operating properties of $6,960,000 and $3,416,000, respectively, and amortization on our identified intangible assets of $9,095,000 and $3,771,000, respectively.

Interest Expense
Interest expense, including gain or loss in fair value of derivative financial instruments, consisted of the following for the periods then ended. See Note 6, Mortgage Loans Payable, Net, Note 7, Line of Credit and Term Loan and Note 8, Derivative Financial Instruments, to our accompanying condensed consolidated financial statements, for a further discussion.

	Three Months Ended March 31,
	2019	2018
Interest expense:
Line of credit and term loan and derivative financial instruments	$2,806,000	$712,000
Mortgage loans payable	193,000	142,000
Amortization of deferred financing costs:
Line of credit and term loan	560,000	218,000
Mortgage loans payable	20,000	15,000
Loss in fair value of derivative financial instruments	1,978,000	—
Amortization of debt discount/premium	6,000	(3,000)
Total	$5,563,000	$1,084,000
Liquidity and Capital Resources
Our sources of funds primarily consist of operating cash flows and borrowings. In the normal course of business, our principal demands for funds are for acquisitions of real estate and real estate-related investments, payment of operating expenses, capital improvement expenditures, interest on our indebtedness and distributions to our stockholders.
Our total capacity to pay operating expenses, interest and distributions and acquire real estate and real estate-related investments is a function of our current cash position, our borrowing capacity on our line of credit, as well as any future indebtedness that we may incur. As of March 31, 2019, our cash on hand was $45,046,000 and we had $150,000,000 available on our line of credit and term loan. We believe that these resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months.
We estimate that we will require approximately $9,492,000 to pay interest on our outstanding indebtedness for the remainder of 2019, based on interest rates in effect as of March 31, 2019, and that we will require $389,000 to pay principal on our outstanding indebtedness for the remainder of 2019. We also require resources to make certain payments to our advisor and its affiliates. See Note 13, Related Party Transactions, to our accompanying condensed consolidated financial statements, for a further discussion of our payments to our advisor and its affiliates. Generally, cash needs for such items will be met from operations and borrowings.
Our advisor evaluates potential investments and engages in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf. Investors should be aware that after a purchase contract for a property is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes review of the title insurance commitment, market evaluation, review of leases, review of financing options and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. Until we invest the proceeds of our initial offering in real estate and real estate-related investments, we may invest in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds in real estate and real estate related-investments. The number of properties we may acquire and other investments we will make will depend upon the number of shares of our common stock sold and the resulting amount of the net proceeds available for investment from our initial offering as well as our ability to arrange debt financing.
When we acquire a property, our advisor prepares a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan will also set forth the anticipated sources of the necessary capital, which may include a line of credit or other loan established with respect to the investment, other borrowings, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. Any capital reserve would be established from proceeds from sales of other investments, operating cash generated by other investments or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.

Based on the properties we own as of March 31, 2019, we estimate that our discretionary expenditures for capital and tenant improvements will be $8,348,000 for the remaining nine months of 2019. As of March 31, 2019, we had $222,000 of restricted cash in reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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
Cash Flows
The following table sets forth changes in cash flows:

	Three Months Ended March 31,
	2019	2018
Cash, cash equivalents and restricted cash — beginning of period	$14,590,000	$7,103,000
Net cash provided by operating activities	6,223,000	4,692,000
Net cash used in investing activities	(21,016,000)	(25,494,000)
Net cash provided by financing activities	45,471,000	22,873,000
Cash, cash equivalents and restricted cash — end of period	$45,268,000	$9,174,000
The following summary discussion of our changes in our cash flows is based on our accompanying condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
For the three months ended March 31, 2019 and 2018, cash flows provided by operating activities primarily related to the cash flows provided by our property operations, offset by payments of general and administrative expenses. See “Discussion of Operating Results” above for a further discussion. We anticipate cash flows from operating activities to increase in 2019 as we purchase additional real estate investments.
Investing Activities
For the three months ended March 31, 2019, cash flows used in investing activities related primarily to our two property acquisitions in the amount of $18,653,000 and the payment of $1,615,000 for capital expenditures. For the three months ended March 31, 2018, cash flows used in investing activities related primarily to our one property acquisition in the amount of $23,190,000 and the payment of $1,575,000 for real estate deposits. Cash flows used in investing activities are heavily dependent upon the investment of our net offering proceeds in real estate investments. We anticipate cash flows used in investing activities to increase as we acquire additional properties and real estate-related investments.
Financing Activities
For the three months ended March 31, 2019, cash flows provided by financing activities related primarily to funds raised from investors in our initial offering in the amount of $90,477,000, partially offset by net payments on our line of credit and term loan of $25,000,000, the payment of offering costs of $14,038,000 in connection with our initial offering and 2019 DRIP offering and $4,706,000 in distributions to our common stockholders. For the three months ended March 31, 2018, cash flows provided by financing activities related primarily to funds raised from investors in our initial offering in the amount of

$52,094,000, partially offset by net payments on our line of credit and term loan of $21,800,000, the payment of offering costs of $4,125,000 in connection with our initial offering and distributions to our common stockholders of $2,799,000. Overall, we anticipate cash flows from financing activities to decrease in the future since we terminated our initial offering on February 15, 2019. However, we anticipate our indebtedness to increase as we acquire additional properties and real estate-related investments.
Distributions
Our board authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on May 1, 2016 and ending on June 30, 2019. The daily distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our Class T and Class I common stock, which is equal to an annualized distribution of $0.60 per share. These distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to our DRIP Offerings monthly in arrears, only from legally available funds.
The amount of distributions paid to our stockholders is determined quarterly by our board and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our qualification as a REIT under the Code. We have not established any limit on the amount of offering proceeds that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences.
The distributions paid for the three months ended March 31, 2019 and 2018, along with the amount of distributions reinvested pursuant to our DRIP Offerings and the sources of distributions as compared to cash flows from operations were as follows:

	Three Months Ended March 31,
	2019		2018
Distributions paid in cash	$4,706,000		$2,799,000
Distributions reinvested	5,869,000		3,606,000
	$10,575,000		$6,405,000
Sources of distributions:
Cash flows from operations	$6,223,000	58.8%	$4,692,000	73.3%
Offering proceeds	4,352,000	41.2	1,713,000	26.7
	$10,575,000	100%	$6,405,000	100%
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
As of March 31, 2019, we had an amount payable of $892,000 to our advisor or its affiliates primarily for asset management fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice. See Note 13, Related Party Transactions — Acquisition and Development Stage — Acquisition Fee, to our accompanying condensed consolidated financial statements, for a further discussion.
As of March 31, 2019, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than $80,000 in asset management fees waived by our advisor in 2016, which was equal to the amount of distributions payable from May 1, 2016 through June 27, 2016, the day prior to our first property acquisition. Other than such waiver of asset management fees by our advisor to provide us with additional funds to pay initial distributions to our stockholders through June 27, 2016, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer or continue to defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

The distributions paid for the three months ended March 31, 2019 and 2018, along with the amount of distributions reinvested pursuant to our DRIP Offerings and the sources of our distributions as compared to funds from operations attributable to controlling interest, or FFO, were as follows:

	Three Months Ended March 31,
	2019		2018
Distributions paid in cash	$4,706,000		$2,799,000
Distributions reinvested	5,869,000		3,606,000
	$10,575,000		$6,405,000
Sources of distributions:
FFO attributable to controlling interest	$4,557,000	43.1%	$4,957,000	77.4%
Offering proceeds	6,018,000	56.9	1,448,000	22.6
	$10,575,000	100%	$6,405,000	100%
The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, a non-GAAP financial measure, including a reconciliation of our GAAP net income (loss) to FFO, see “Funds from Operations and Modified Funds from Operations” below.
Financing
We intend to continue to finance all or a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that our overall leverage will not exceed 50.0% of the combined market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of March 31, 2019, our aggregate borrowings were 28.4% of the combined market value of all of our real estate investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of May 14, 2019 and March 31, 2019, our leverage did not exceed 300% of the value of our net assets.
Mortgage Loans Payable, Net
For a discussion of our mortgage loans payable, net, see Note 6, Mortgage Loans Payable, Net, to our accompanying condensed consolidated financial statements.
Line of Credit and Term Loan
For a discussion of our line of credit and term loan, see Note 7, Line of Credit and Term Loan, to our accompanying condensed consolidated financial statements.
REIT Requirements
In order to maintain our qualification as a REIT for federal income tax purposes, we are required to make distributions to our stockholders of at least 90.0% of our annual taxable income, excluding net capital gains. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collection of receivables, we may seek to obtain capital to pay distributions by means of secured debt financing through one or more unaffiliated parties. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties or from the proceeds of our initial offering.

Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 10, Commitments and Contingencies, to our accompanying condensed consolidated financial statements.
Debt Service Requirements
Typically, a significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of March 31, 2019, we had $17,127,000 ($16,789,000, including discount/premium and deferred financing costs, net) of fixed-rate mortgage loans payable outstanding secured by our properties. As of March 31, 2019, we had $250,000,000 outstanding, and $150,000,000 remained available under our line of credit and term loan. See Note 6, Mortgage Loans Payable, Net, and Note 7, Line of Credit and Term Loan, to our accompanying condensed consolidated financial statements.
We are required by the terms of certain loan documents to meet certain covenants, such as leverage ratios, net worth ratios, debt service coverage ratios, fixed charge coverage ratios and reporting requirements. As of March 31, 2019, we were in compliance with all such covenants and requirements on our mortgage loans payable and our line of credit and term loan. As of March 31, 2019, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps, was 4.25% per annum.
Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our line of credit and term loan; (ii) interest payments on our mortgage loans payable and our line of credit and term loan; and (iii) ground and other lease obligations as of March 31, 2019:

	Payments Due by Period
	2019	2020-2021	2022-2023	Thereafter	Total
Principal payments — fixed-rate debt	$389,000	$8,585,000	$933,000	$7,220,000	$17,127,000
Interest payments — fixed-rate debt	581,000	861,000	649,000	497,000	2,588,000
Principal payments — variable-rate debt	—	250,000,000	—	—	250,000,000
Interest payments — variable-rate debt (based on rates in effect as of March 31, 2019)	8,911,000	22,714,000	—	—	31,625,000
Ground and other lease obligations	255,000	614,000	614,000	23,077,000	24,560,000
Total	$10,136,000	$282,774,000	$2,196,000	$30,794,000	$325,900,000
Off-Balance Sheet Arrangements
As of March 31, 2019, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Inflation
During the three months ended March 31, 2019 and 2018, inflation has not significantly affected our operations because of the moderate inflation rate; however, we expect to be exposed to inflation risk as income from future long-term leases will be the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions include negotiated rental increases, reimbursement billings for operating expense pass-through charges, and real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.
Related Party Transactions
For a discussion of related party transactions, see Note 13, Related Party Transactions, to our accompanying condensed consolidated financial statements.

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
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on funds from operations approved by the Board of Governors of NAREIT, or the White Paper. The White Paper defines funds from operations as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of certain real estate assets and impairment writedowns of certain real estate assets and investments, plus depreciation and amortization related to real estate, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations. Our FFO calculation complies with NAREIT’s policy described above.
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
Changes in the accounting and reporting rules under GAAP that were put into effect and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed as operating expenses under GAAP. We believe these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We have used the proceeds raised in our initial offering to acquire properties, and we intend to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within five years after the completion of our initial offering stage, which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Institute for Portfolio Alternatives, or the IPA, an industry trade group, has standardized a measure known as modified funds from operations, which the IPA has recommended as a supplemental performance measure for publicly registered, non-listed REITs, and which we believe to be another appropriate supplemental performance measure to reflect the operating performance of a publicly registered, non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income (loss) as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes expensed acquisition fees and expenses that affect our operations only in periods in which properties are acquired and that we consider more reflective of investing activities, as well as other non-operating items included in FFO, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering stage has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the publicly registered, non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering stage and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering stage has been completed and properties have been acquired, as it excludes expensed acquisition fees and expenses that have a negative effect on our operating performance during the periods in which properties are acquired.
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
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above- and below-market leases, change in deferred rent, fair value adjustments of derivative financial instruments and the adjustments of such items related to our investment in an unconsolidated entity and redeemable noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the three months ended March 31, 2019 and 2018. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our initial offering to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent redeployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses are not reimbursed by our advisor or its affiliates and third parties, and therefore if there is no further cash on hand from the proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows. Certain acquisition related expenses under GAAP, such as expenses incurred in connection with property acquisitions accounted for as business combinations, are considered operating expenses and as expenses included in the determination of net income (loss), which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, we may pay acquisition fees or reimburse acquisition expenses due to our advisor and its affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties or ancillary cash flows. As a result, the amount of proceeds from borrowings available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our initial offering.
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
Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other publicly registered, non-listed REITs which intend to have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to publicly registered, non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence, that the use of such measures may be useful to investors. For example, acquisition fees and expenses are intended to be funded from the proceeds of our initial offering and other financing sources and not from operations. By excluding expensed acquisition fees and expenses, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties.
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

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Net loss	$(12,361,000)	$(2,236,000)
Add:
Depreciation and amortization related to real estate — consolidated properties	16,078,000	7,195,000
Depreciation and amortization related to real estate — unconsolidated entity	848,000	—
Net loss attributable to redeemable noncontrolling interests	25,000	67,000
Less:
Depreciation and amortization related to redeemable noncontrolling interests	(33,000)	(69,000)
FFO attributable to controlling interest	$4,557,000	$4,957,000

Acquisition related expenses(1)	$118,000	$95,000
Amortization of above- and below-market leases(2)	(55,000)	(45,000)
Change in deferred rent(3)	427,000	(633,000)
Loss in fair value of derivative financial instruments(4)	1,978,000	—
Adjustments for unconsolidated entity(5)	82,000	—
Adjustments for redeemable noncontrolling interests(5)	—	—
MFFO attributable to controlling interest	$7,107,000	$4,374,000
Weighted average Class T and Class I common shares outstanding — basic and diluted	75,105,471	45,136,647
Net loss per Class T and Class I common share — basic and diluted	$(0.16)	$(0.05)
FFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$0.06	$0.11
MFFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$0.09	$0.10
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

(3)
Under GAAP, as a lessor, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays). As a lessee, we record amortization of right-of-use assets and accretion of lease liabilities for our operating leases. This may result in income or expense recognition that is significantly different than the underlying contract terms. By adjusting for such amounts, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns results with our analysis of operating performance.

(4)
Under GAAP, we are required to record our derivative financial instruments at fair value at each reporting period. We believe that adjusting for the change in fair value of our derivative financial instruments is appropriate because such adjustments may not be reflective of on-going operations and reflect unrealized impacts on value based only on then current market conditions, although they may be based upon general market conditions. The need to reflect the change in fair value of our derivative financial instruments is a continuous process and is analyzed on a quarterly basis in accordance with GAAP.

(5)
Includes all adjustments to eliminate the unconsolidated entity’s share or redeemable noncontrolling interests’ share, as applicable, of the adjustments described in notes (1) – (4) above to convert our FFO to MFFO.

Net Operating Income
Net operating income, or NOI, is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, acquisition related expenses, depreciation and amortization, interest expense, income from unconsolidated entity, other income and income tax expense. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our initial offering to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent redeployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses are not reimbursed by our advisor or its affiliates and third parties, and therefore, if there is no further cash on hand from the proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows. As a result, the amount of proceeds available for investment, operations and non-operating expenses would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our initial offering. Certain acquisition related expenses under GAAP, such as expenses incurred in connection with property acquisitions accounted for as business combinations, are considered operating expenses and as expenses included in the determination of net income (loss), which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.
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
To facilitate understanding of this financial measure, the following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to NOI for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Net loss	$(12,361,000)	$(2,236,000)
General and administrative	4,190,000	2,120,000
Acquisition related expenses	118,000	95,000
Depreciation and amortization	16,078,000	7,195,000
Interest expense	5,563,000	1,084,000
Income from unconsolidated entity	(126,000)	—
Other income	(69,000)	—
Income tax expense	3,000	—
Net operating income	$13,396,000	$8,258,000
Subsequent Events
For a discussion of subsequent events, see Note 20, Subsequent Events, to our accompanying condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk. There were no material changes in our market risk exposures, or in the methods we use to manage market risk, from those that were provided for in our 2018 Annual Report on Form 10-K, as filed with the SEC on March 18, 2019.
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
We have entered into and may continue to enter into derivative financial instruments such as interest rate swaps in order to mitigate our interest rate risk on a related financial instrument. Because we have not elected to apply hedge accounting treatment to these derivatives, changes in the fair value of interest rate derivative financial instruments are recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations. As of March 31, 2019, our interest rate swaps are recorded in our accompanying condensed consolidated balance sheets at their aggregate fair value of $1,978,000. We will not enter into derivatives or interest rate transactions for speculative purposes.

As of March 31, 2019, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Fixed-rate debt — principal payments	$389,000	$8,151,000	$434,000	$455,000	$478,000	$7,220,000	$17,127,000	$16,911,000
Weighted average interest rate on maturing fixed-rate debt	4.82%	4.77%	4.83%	4.84%	4.84%	4.13%	4.51%	—
Variable-rate debt — principal payments	$—	$—	$250,000,000	$—	$—	$—	$250,000,000	$250,039,000
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of March 31, 2019)	—%	—%	4.24%	—%	—%	—%	4.24%	—
Mortgage Loans Payable, Net and Line of Credit and Term Loan
Mortgage loans payable were $17,127,000 ($16,789,000, including discount/premium and deferred financing costs, net) as of March 31, 2019. As of March 31, 2019, we had three fixed-rate mortgage loans with interest rates ranging from 3.75% to 5.25% per annum. In addition, as of March 31, 2019, we had $250,000,000 outstanding under our line of credit and term loan at a weighted average interest rate of 4.24% per annum.
As of March 31, 2019, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps, was 4.25% per annum. An increase in the variable interest rate on our variable-rate line of credit and term loan constitutes a market risk. As of March 31, 2019, a 0.50% increase in the market rates of interest would have no impact on our overall annualized interest expense as all variable-rate loan balances as of March 31, 2019 have interest rate swap arrangements in place. See Note 6, Mortgage Loans Payable, Net, and Note 7, Line of Credit and Term Loan, to our accompanying condensed consolidated financial statements, for a further discussion.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2019 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2019, were effective at the reasonable assurance level.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT IV, Inc. and its subsidiaries, including Griffin-American Healthcare REIT IV Holdings, LP, except where otherwise noted.
There were no material changes from the risk factors previously disclosed in our 2018 Annual Report on Form 10-K, as filed with the SEC on March 18, 2019, except as noted below.
We have not had sufficient cash available from operations to pay distributions, and therefore, we have paid a portion of distributions from the net proceeds of our initial offering and borrowings, and in the future, may continue to pay distributions from borrowings in anticipation of future cash flows or from other sources. Any such distributions may reduce the amount of capital we ultimately invest in assets, may negatively impact the value of our stockholders’ investment and may cause subsequent investors to experience dilution.
Distributions payable to our stockholders may partially include a return of capital, rather than a return on capital, and we have paid a portion of our distributions from the net proceeds of our initial offering. We have not established any limit on the amount of net proceeds from our initial offering or borrowings that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences. The actual amount and timing of distributions will be determined by our board in its sole discretion and typically will depend on the amount of funds available for distribution, which will depend on items such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to maintain our qualification as a REIT. As a result, our distribution rate and payment frequency vary from time to time.
We have used the net proceeds from our initial offering, borrowings and our advisor has waived certain fees payable to it as discussed below, and in the future, may use borrowed funds or other sources, to pay cash distributions to our stockholders in order to maintain our qualification as a REIT, which may reduce the amount of proceeds available for investment and operations, cause us to incur additional interest expense as a result of borrowed funds or cause subsequent investors to experience dilution. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits, the excess amount will be deemed a return of capital.
Our board authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on May 1, 2016 and ending on June 30, 2019. The daily distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our Class T and Class I common stock, which is equal to an annualized distribution of $0.60 per share. These distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to our DRIP Offerings monthly in arrears, only from legally available funds.
The amount of distributions paid to our stockholders is determined quarterly by our board and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our qualification as a REIT under the Code. We have not established any limit on the amount of net offering proceeds that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences.

The distributions paid for the three months ended March 31, 2019 and 2018, along with the amount of distributions reinvested pursuant to our DRIP Offerings and the sources of distributions as compared to cash flows from operations were as follows:

	Three Months Ended March 31,
	2019		2018
Distributions paid in cash	$4,706,000		$2,799,000
Distributions reinvested	5,869,000		3,606,000
	$10,575,000		$6,405,000
Sources of distributions:
Cash flows from operations	$6,223,000	58.8%	$4,692,000	73.3%
Offering proceeds	4,352,000	41.2	1,713,000	26.7
	$10,575,000	100%	$6,405,000	100%
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
As of March 31, 2019, we had an amount payable of $892,000 to our advisor or its affiliates primarily for asset management fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
As of March 31, 2019, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than $80,000 in asset management fees waived by our advisor in 2016, which was equal to the amount of distributions payable from May 1, 2016 through June 27, 2016, the day prior to our first property acquisition. Other than the waiver of such asset management fees by our advisor to provide us with additional funds to pay initial distributions to our stockholders through June 27, 2016, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer or continue to defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
The distributions paid for the three months ended March 31, 2019 and 2018, along with the amount of distributions reinvested pursuant to our DRIP Offerings and the sources of our distributions as compared to FFO were as follows:

	Three Months Ended March 31,
	2019		2018
Distributions paid in cash	$4,706,000		$2,799,000
Distributions reinvested	5,869,000		3,606,000
	$10,575,000		$6,405,000
Sources of distributions:
FFO attributable to controlling interest	$4,557,000	43.1%	$4,957,000	77.4%
Offering proceeds	6,018,000	56.9	1,448,000	22.6
	$10,575,000	100%	$6,405,000	100%
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
On April 4, 2019, our board, at the recommendation of the audit committee, which is comprised solely of independent directors, unanimously approved and established an updated estimated per share NAV of our common stock of $9.54. We are providing this updated estimated per share NAV to assist broker-dealers in connection with their obligations under National Association of Securities Dealers Conduct Rule 2340, as required by FINRA with respect to customer account statements. The valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the IPA in April 2013, in addition to guidance from the SEC.
The updated estimated per share NAV was determined after consultation with our advisor and an independent third-party valuation firm, the engagement of which was approved by the audit committee. FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated per share NAV. As with any valuation methodology, our independent valuation firm’s methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated per share NAV, and these differences could be significant.
The updated estimated per share NAV is not audited or reviewed by our independent registered public accounting firm and does not represent the fair value of our assets or liabilities according to GAAP. Accordingly, with respect to the updated estimated per share NAV, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at our updated estimated per share NAV;

•	a stockholder would ultimately realize distributions per share equal to our updated estimated per share NAV upon liquidation of our assets and settlement of our liabilities or a sale of the company;

•	our shares of common stock would trade at our updated estimated per share NAV on a national securities exchange;

•
an independent third-party appraiser or other third-party valuation firm, other than the third-party valuation firm engaged by our board to assist in its determination of the updated estimated per share NAV, would agree with our estimated per share NAV; or

•
the methodology used to estimate our per share NAV would be acceptable to FINRA or comply with the Employee Retirement Income Security Act of 1974, or ERISA, the Code, other applicable law, or the applicable provisions of a retirement plan or individual retirement account, or IRA.

Further, the updated estimated per share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of December 31, 2018. The value of our shares may fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. We intend to continue to engage an independent valuation firm to assist us with publishing an updated estimated per share NAV on at least an annual basis.
For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the updated estimated per share NAV, see our Current Report on Form 8-K filed with the SEC on April 8, 2019.
A significant portion of our annual base rent may be concentrated in a small number of tenants. Therefore, non-renewals, terminations or lease defaults by any of these significant tenants could reduce our net income and have a negative effect on our ability to pay distributions to our stockholders.
As of May 14, 2019, rental payments by our tenant, RC Tier Properties, LLC, accounted for approximately 11.6% of our total property portfolio’s annualized base rent or annualized net operating income. The success of our investments materially depends upon the financial stability of the tenants leasing the properties we own. Therefore, a non-renewal after the expiration of a lease term, termination, default or other failure to meet rental obligations by significant tenants, such as RC Tier Properties, LLC would significantly lower our net income. These events could cause us to reduce the amount of distributions to our stockholders.
A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.
We have a concentration of properties in particular geographic areas; therefore, any adverse situation that disproportionately effects one of those areas would have a magnified adverse effect on our portfolio. As of May 14, 2019, our properties located in Missouri, Michigan and Florida accounted for approximately 12.9%, 11.0% and 10.6%, respectively, of our total property portfolio’s annualized base rent or annualized net operating income. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
None.
Use of Public Offering Proceeds
Our Registration Statement on Form S-11 (File No. 333-205960), registering a public offering of up to $3,150,000,000 in shares of our common stock, was declared effective under the Securities Act on February 16, 2016. Griffin Capital Securities, LLC was the dealer manager of our initial offering. Commencing on February 16, 2016, we initially offered to the public up to $3,150,000,000 in shares of our Class T common stock consisting of up to $3,000,000,000 in shares of our Class T common stock at a price of $10.00 per share in the primary portion of our initial offering and up to $150,000,000 in shares of our Class T common stock for $9.50 per share pursuant to the DRIP. Effective June 17, 2016, we reallocated certain of the unsold shares of Class T common stock being offered and began offering shares of Class I common stock, such that we were offering up to approximately $2,800,000,000 in shares of Class T common stock and $200,000,000 in shares of Class I common stock in the primary portion of our initial offering, and up to an aggregate of $150,000,000 in shares of our Class T and Class I common stock pursuant to the DRIP, aggregating up to $3,150,000,000. The shares of our Class T common stock in the primary portion of our initial offering were being offered at a price of $10.00 per share prior to April 11, 2018, and were being offered at a price of $10.05 per share for all shares issued effective April 11, 2018. The shares of our Class I common stock in the primary portion of our initial offering were being offered at a price of $9.30 per share prior to March 1, 2017 and $9.21 per share from March 1, 2017 to April 10, 2018. Effective April 11, 2018, the shares of our Class I common stock in the primary portion of our initial offering were being offered at a price of $9.65 per share, the estimated per share NAV unanimously approved and established by our board on April 6, 2018. The shares of our Class T and Class I common stock issued pursuant to the DRIP were sold at a price of $9.50 per share prior to January 1, 2017 and $9.40 per share from January 1, 2017 to April 10, 2018. Effective April 11, 2018, the shares of our Class T and Class I common stock issued pursuant to the DRIP were sold at a price of $9.65 per share, the most recent estimated per share NAV approved and established by our board.
On February 15, 2019, we terminated our initial offering, and as of such date, we sold 75,643,562 aggregate shares of our Class T and Class I common stock, or approximately $754,157,000, and a total of $31,021,000 in distributions were reinvested that resulted in 3,253,535 shares of our common stock being issued pursuant to the DRIP.
Our equity raise resulted in the following:

Amount
Gross offering proceeds — Class T and Class I common stock	$754,157,000
Gross offering proceeds from Class T and Class I shares issued pursuant to the DRIP	31,021,000
Total gross offering proceeds	785,178,000
Less initial offering expenses:
Selling commissions	20,599,000
Dealer manager fees	21,701,000
Advisor funding of dealer manager fees	(14,628,000)
Other organizational and offering expenses	6,352,000
Advisor funding of other organizational and offering expenses	(6,352,000)
Net proceeds from our initial offering	$757,506,000
The cost of raising funds in our initial offering as a percentage of gross proceeds received in our initial offering was 3.7% as of March 31, 2019. As of March 31, 2019, we had used $536,177,000 in net proceeds from our initial offering to acquire properties from unaffiliated third parties, $48,600,000 for our investments in an unconsolidated entity, $41,825,000 to pay acquisition fees and acquisition related expenses to affiliated parties, $13,052,000 to pay acquisition related expenses to unaffiliated third parties, $7,016,000 for capital expenditures on our acquired properties, $6,377,000 to pay deferred financing costs on our mortgage loans payable and our line of credit and term loan and $4,300,000 to pay real estate deposits for proposed future acquisitions.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
Our share repurchase plan allows for repurchases of shares of our common stock by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board. All share repurchases are subject to a one-year holding period, except for repurchases made in connection with a stockholder’s death or “qualifying disability,” as defined in our share repurchase plan. Funds for the repurchase of shares of our common stock will come exclusively from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to our DRIP Offerings.
The price per share at which we will repurchase shares of our common stock will range from 92.5% to 100% of each stockholder’s repurchase amount depending on the period of time their shares have been held. During our initial offering and with respect to shares repurchased for the quarter ending March 31, 2019, the repurchase amount for shares repurchased under our share repurchase plan was equal to the lesser of (i) the amount per share that a stockholder paid for their shares of our common stock, or (ii) the per share offering price in our initial offering. Commencing with shares repurchased for the quarter ending June 30, 2019, the repurchase amount for shares repurchased under our share repurchase plan will be the lesser of the amount per share the stockholder paid for its shares of common stock or the most recent estimated value of one share of the applicable class of common stock as determined by our board. However, if shares of our common stock are to be repurchased in connection with a stockholder’s death or qualifying disability, the repurchase price will be no less than 100% of the price paid to acquire the shares of our common stock from us.
During the three months ended March 31, 2019, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 to January 31, 2019	—	$—	—	(1)
February 1, 2019 to February 28, 2019	—	$—	—	(1)
March 1, 2019 to March 31, 2019	132,683	$9.58	132,683	(1)
Total	132,683	$9.58	132,683
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

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Third Articles of Amendment and Restatement of Griffin-American Healthcare REIT IV, Inc., dated December 28, 2015 (included as Exhibit 3.1 to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-205960) filed January 5, 2016 and incorporated herein by reference)

3.2
Articles Supplementary of Griffin-American Healthcare REIT IV, Inc. filed May 25, 2016 (included as Exhibit 3.1 to our Current Report on Form 8-K filed May 26, 2016 and incorporated herein by reference)

3.3
Second Amended and Restated Bylaws of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 3.2 to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-205960) filed January 5, 2016 and incorporated herein by reference)

4.1
Form of Subscription Agreement of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.1 to Post-effective Amendment No. 14 to our Registration Statement on Form S-11 (File No. 333-205960) filed November 30, 2018 and incorporated herein by reference)

4.2
Amended and Restated Distribution Reinvestment Plan of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.6 to our Registration Statement on Form S-3 (File No. 333-229301) filed January 18, 2019 and incorporated herein by reference)

4.3
Share Repurchase Plan of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.3 to Post-effective Amendment No. 14 to our Registration Statement on Form S-11 (File No. 333-205960) filed November 30, 2018 and incorporated herein by reference)

4.4
Escrow Agreement by and among Griffin-American Healthcare REIT IV, Inc., Griffin Capital Securities, LLC and UMB Bank, N.A., dated February 16, 2016 (included as Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed March 7, 2016 and incorporated herein by reference)

10.1
Confirmation of swap transaction, dated February 6, 2019 from Citizens Bank, National Association to Griffin-American Healthcare REIT IV Holdings, L.P. (included as Exhibit 10.1 to our Current Report on Form 8-K filed February 11, 2019 and incorporated herein by reference)

10.2
Confirmation of swap transaction, dated February 5, 2019 from Comerica Bank to Griffin-American Healthcare REIT IV Holdings, L.P. (included as Exhibit 10.2 to our Current Report on Form 8-K filed February 11, 2019 and incorporated herein by reference)

10.3
Confirmation of swap transaction, dated February 5, 2019 from Fifth Third Financial Risk Solutions, a division of Fifth Third Bank, to Griffin-American Healthcare REIT IV Holdings, L.P. (included as Exhibit 10.3 to our Current Report on Form 8-K filed February 11, 2019 and incorporated herein by reference)

10.4
Confirmation of swap transaction, dated February 5, 2019 from The Huntington National Bank to Griffin-American Healthcare REIT IV Holdings, L.P. (included as Exhibit 10.4 to our Current Report on Form 8-K filed February 11, 2019 and incorporated herein by reference)

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

Griffin-American Healthcare REIT IV, Inc. (Registrant)

May 14, 2019	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

May 14, 2019	By:	/s/ BRIAN S. PEAY
Date		Brian S. Peay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)