Form 10-Q
period 2019-06-30
Griffin-American Healthcare REIT IV, Inc.
filed 2019-08-12
CIK 1632970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 000-55775
GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
(Exact name of registrant as specified in its charter)

Maryland	47-2887436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18191 Von Karman Avenue, Suite 300 Irvine, California	92612
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of August 9, 2019, there were 73,914,043 shares of Class T common stock and 5,644,277 shares of Class I common stock of Griffin-American Healthcare REIT IV, Inc. outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2019 and December 31, 2018
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Real estate investments, net	$788,368,000	$731,676,000
Cash and cash equivalents	18,236,000	14,388,000
Accounts and other receivables, net	8,193,000	11,249,000
Restricted cash	293,000	202,000
Real estate deposits	2,900,000	3,900,000
Identified intangible assets, net	65,632,000	74,723,000
Operating lease right-of-use assets	13,362,000	—
Other assets, net	59,607,000	60,234,000
Total assets	$956,591,000	$896,372,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans payable, net(1)	$26,370,000	$16,892,000
Line of credit and term loans(1)	268,900,000	275,000,000
Accounts payable and accrued liabilities(1)	34,039,000	32,395,000
Accounts payable due to affiliates(1)	864,000	8,588,000
Identified intangible liabilities, net	1,115,000	1,627,000
Operating lease liabilities(1)	8,929,000	—
Security deposits, prepaid rent and other liabilities(1)	7,918,000	2,827,000
Total liabilities	348,135,000	337,329,000

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests (Note 11)	1,507,000	1,371,000

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Class T common stock, $0.01 par value per share; 900,000,000 shares authorized; 73,458,938 and 64,996,843 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	735,000	650,000
Class I common stock, $0.01 par value per share; 100,000,000 shares authorized; 5,625,401 and 4,258,128 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	56,000	42,000
Additional paid-in capital	712,076,000	621,759,000
Accumulated deficit	(105,918,000)	(64,779,000)
Total stockholders’ equity	606,949,000	557,672,000
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$956,591,000	$896,372,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
As of June 30, 2019 and December 31, 2018
(Unaudited)

___________

(1)
Such liabilities of Griffin-American Healthcare REIT IV, Inc. as of June 30, 2019 and December 31, 2018 represented liabilities of Griffin-American Healthcare REIT IV Holdings, LP or its consolidated subsidiaries. Griffin-American Healthcare REIT IV Holdings, LP is a variable interest entity, or VIE, and a consolidated subsidiary of Griffin-American Healthcare REIT IV, Inc. The creditors of Griffin-American Healthcare REIT IV Holdings, LP or its consolidated subsidiaries do not have recourse against Griffin-American Healthcare REIT IV, Inc., except for two mortgage loans in the aggregate amount of $13,753,000 and $13,871,000 as of June 30, 2019 and December 31, 2018, respectively, and the 2018 Credit Facility, as defined in Note 7, held by Griffin-American Healthcare REIT IV Holdings, LP in the amount of $268,900,000 and $275,000,000 as of June 30, 2019 and December 31, 2018, respectively, which are all guaranteed by Griffin-American Healthcare REIT IV, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2019 and 2018
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Real estate revenue	$18,880,000	$10,584,000	$34,027,000	$20,017,000
Resident fees and services	11,493,000	8,426,000	22,188,000	16,835,000
Total revenues	30,373,000	19,010,000	56,215,000	36,852,000
Expenses:
Rental expenses	5,328,000	2,552,000	9,309,000	4,903,000
Property operating expenses	9,845,000	6,766,000	18,310,000	13,999,000
General and administrative	3,241,000	1,578,000	7,431,000	3,698,000
Acquisition related expenses	1,300,000	61,000	1,418,000	156,000
Depreciation and amortization	9,931,000	7,851,000	26,009,000	15,046,000
Total expenses	29,645,000	18,808,000	62,477,000	37,802,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)	(3,807,000)	(1,160,000)	(7,392,000)	(2,244,000)
Loss in fair value of derivative financial instruments	(3,021,000)	—	(4,999,000)	—
Income from unconsolidated entity	138,000	—	264,000	—
Other income	80,000	—	149,000	—
Loss before income taxes	(5,882,000)	(958,000)	(18,240,000)	(3,194,000)
Income tax expense	(7,000)	—	(10,000)	—
Net loss	(5,889,000)	(958,000)	(18,250,000)	(3,194,000)
Less: net loss attributable to redeemable noncontrolling interests	32,000	58,000	57,000	125,000
Net loss attributable to controlling interest	$(5,857,000)	$(900,000)	$(18,193,000)	$(3,069,000)
Net loss per Class T and Class I common share attributable to controlling interest — basic and diluted	$(0.07)	$(0.02)	$(0.24)	$(0.06)
Weighted average number of Class T and Class I common shares outstanding — basic and diluted	79,026,999	51,277,753	77,077,068	48,224,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Six Months Ended June 30, 2019 and 2018
(Unaudited)

	Three Months Ended June 30, 2019
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE — March 31, 2019	78,618,613	$786,000	$707,463,000	$(88,232,000)	$620,017,000
Issuance of common stock	(2,488)	—	(25,000)	—	(25,000)
Offering costs — common stock	—	—	118,000	—	118,000
Issuance of common stock under the DRIP	687,840	7,000	6,581,000	—	6,588,000
Issuance of vested and nonvested restricted common stock	7,500	—	14,000	—	14,000
Amortization of nonvested common stock compensation	—	—	39,000	—	39,000
Repurchase of common stock	(227,126)	(2,000)	(2,097,000)	—	(2,099,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(17,000)	—	(17,000)
Distributions declared ($0.15 per share)	—	—	—	(11,829,000)	(11,829,000)
Net loss	—	—	—	(5,857,000)	(5,857,000)	(1)
BALANCE — June 30, 2019	79,084,339	$791,000	$712,076,000	$(105,918,000)	$606,949,000

	Three Months Ended June 30, 2018
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE — March 31, 2018	47,863,989	$478,000	$427,228,000	$(32,337,000)	$395,369,000
Issuance of common stock	6,216,357	62,000	62,088,000	—	62,150,000
Offering costs — common stock	—	—	(5,936,000)	—	(5,936,000)
Issuance of common stock under the DRIP	434,778	5,000	4,156,000	—	4,161,000
Issuance of vested and nonvested restricted common stock	7,500	—	15,000	—	15,000
Amortization of nonvested common stock compensation	—	—	30,000	—	30,000
Repurchase of common stock	(79,195)	(1,000)	(734,000)	—	(735,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(58,000)	—	(58,000)
Distributions declared ($0.15 per share)	—	—	—	(7,681,000)	(7,681,000)
Net loss	—	—	—	(900,000)	(900,000)	(1)
BALANCE — June 30, 2018	54,443,429	$544,000	$486,789,000	$(40,918,000)	$446,415,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Three and Six Months Ended June 30, 2019 and 2018
(Unaudited)

	Six Months Ended June 30, 2019
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE — December 31, 2018	69,254,971	$692,000	$621,759,000	$(64,779,000)	$557,672,000
Issuance of common stock	8,885,558	89,000	88,640,000	—	88,729,000
Offering costs — common stock	—	—	(7,451,000)	—	(7,451,000)
Issuance of common stock under the DRIP	1,296,119	13,000	12,444,000	—	12,457,000
Issuance of vested and nonvested restricted common stock	7,500	—	14,000	—	14,000
Amortization of nonvested common stock compensation	—	—	78,000	—	78,000
Repurchase of common stock	(359,809)	(3,000)	(3,366,000)	—	(3,369,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(42,000)	—	(42,000)
Distributions declared ($0.30 per share)	—	—	—	(22,946,000)	(22,946,000)
Net loss	—	—	—	(18,193,000)	(18,193,000)	(1)
BALANCE — June 30, 2019	79,084,339	$791,000	$712,076,000	$(105,918,000)	$606,949,000

	Six Months Ended June 30, 2018
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE — December 31, 2017	42,207,160	$422,000	$376,284,000	$(23,482,000)	$353,224,000
Issuance of common stock	11,530,618	115,000	114,855,000	—	114,970,000
Offering costs — common stock	—	—	(10,928,000)	—	(10,928,000)
Issuance of common stock under the DRIP	818,534	8,000	7,759,000	—	7,767,000
Issuance of vested and nonvested restricted common stock	7,500	—	15,000	—	15,000
Amortization of nonvested common stock compensation	—	—	60,000	—	60,000
Repurchase of common stock	(120,383)	(1,000)	(1,131,000)	—	(1,132,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(125,000)	—	(125,000)
Distributions declared ($0.30 per share)	—	—	—	(14,367,000)	(14,367,000)
Net loss	—	—	—	(3,069,000)	(3,069,000)	(1)
BALANCE — June 30, 2018	54,443,429	$544,000	$486,789,000	$(40,918,000)	$446,415,000
___________

(1)
Amount excludes $32,000 and $58,000 for the three months ended June 30, 2019 and 2018, respectively, and $57,000 and $125,000 for the six months ended June 30, 2019 and 2018, respectively, of net loss attributable to redeemable noncontrolling interests. See Note 11, Redeemable Noncontrolling Interests, for a further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2019 and 2018
(Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,250,000)	$(3,194,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,009,000	15,046,000
Other amortization	1,326,000	389,000
Deferred rent	(733,000)	(1,336,000)
Stock based compensation	92,000	75,000
Income from unconsolidated entity	(264,000)	—
Distributions of earnings from unconsolidated entity	154,000	—
Bad debt expense, net	781,000	146,000
Change in fair value of derivative financial instruments	4,999,000	—
Changes in operating assets and liabilities:
Accounts and other receivables	605,000	(2,743,000)
Other assets	646,000	(122,000)
Accounts payable and accrued liabilities	2,470,000	1,388,000
Accounts payable due to affiliates	108,000	55,000
Security deposits, prepaid rent, operating lease and other liabilities	(843,000)	(11,000)
Net cash provided by operating activities	17,100,000	9,693,000
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate investments	(66,749,000)	(65,505,000)
Investment in unconsolidated entity	(600,000)	—
Distributions in excess of earnings from unconsolidated entity	572,000	—
Capital expenditures	(2,216,000)	(3,729,000)
Real estate deposits	1,000,000	(8,565,000)
Pre-acquisition expenses	(46,000)	(137,000)
Net cash used in investing activities	(68,039,000)	(77,936,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on mortgage loans payable	(286,000)	(200,000)
Borrowings under the line of credit and term loans	73,400,000	116,500,000
Payments on the line of credit and term loans	(79,500,000)	(126,200,000)
Deferred financing costs	(64,000)	(129,000)
Proceeds from issuance of common stock	90,477,000	114,461,000
Repurchase of common stock	(3,369,000)	(1,132,000)
Contribution from redeemable noncontrolling interest	151,000	—
Payment of offering costs	(15,787,000)	(9,118,000)
Security deposits	(105,000)	(16,000)
Distributions paid	(10,039,000)	(6,076,000)
Net cash provided by financing activities	54,878,000	88,090,000
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3,939,000	19,847,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	14,590,000	7,103,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$18,529,000	$26,950,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Six Months Ended June 30, 2019 and 2018
(Unaudited)

	Six Months Ended June 30,
	2019	2018
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period:
Cash and cash equivalents	$14,388,000	$7,087,000
Restricted cash	202,000	16,000
Cash, cash equivalents and restricted cash	$14,590,000	$7,103,000
End of period:
Cash and cash equivalents	$18,236,000	$26,788,000
Restricted cash	293,000	162,000
Cash, cash equivalents and restricted cash	$18,529,000	$26,950,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$5,971,000	$1,796,000
Income taxes	$19,000	$6,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Investing Activities:
Accrued capital expenditures	$4,731,000	$697,000
Accrued pre-acquisition expenses	$226,000	$402,000
Tenant improvement overage	$188,000	$435,000
The following represents the increase in certain assets and liabilities in connection with our acquisitions of real estate investments:
Right-of-use asset	$2,167,000	$—
Other assets	$20,000	$83,000
Mortgage loans payable, net	$9,735,000	$5,808,000
Accounts payable and accrued liabilities	$534,000	$230,000
Operating lease liability	$3,552,000	$—
Security deposits and prepaid rent	$694,000	$371,000
Financing Activities:
Issuance of common stock under the DRIP	$12,457,000	$7,767,000
Distributions declared but not paid	$3,909,000	$2,641,000
Accrued Contingent Advisor Payment	$3,000	$7,790,000
Accrued stockholder servicing fee	$15,977,000	$14,351,000
Receivable from transfer agent	$—	$957,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended June 30, 2019 and 2018
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
On February 16, 2016, we commenced our initial public offering, or our initial offering, in which we were initially offering to the public up to $3,150,000,000 in shares of our Class T common stock, consisting of up to $3,000,000,000 in shares of our Class T common stock in the primary portion of our initial offering and up to $150,000,000 in shares of our Class T common stock pursuant to our distribution reinvestment plan, as amended, or the DRIP. Effective June 17, 2016, we reallocated certain of the unsold shares of Class T common stock being offered and began offering shares of Class I common stock, such that we were offering up to approximately $2,800,000,000 in shares of Class T common stock and $200,000,000 in shares of Class I common stock in the primary portion of our initial offering, and up to an aggregate of $150,000,000 in shares of our Class T and Class I common stock pursuant to the DRIP, aggregating up to $3,150,000,000. On February 15, 2019, we terminated our initial offering, and as of such date, we sold 75,641,074 aggregate shares of our Class T and Class I common stock, or approximately $754,132,000, and a total of $31,021,000 in distributions were reinvested that resulted in 3,253,535 shares of our common stock being issued pursuant to the DRIP portion of our initial offering. See Note 12, Equity — Common Stock, for a further discussion.
On January 18, 2019, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $100,000,000 of additional shares of our common stock to be issued pursuant to the DRIP, or the 2019 DRIP Offering. The Registration Statement on Form S-3 was automatically effective with the United States Securities and Exchange Commission, or the SEC, upon its filing. We commenced offering shares pursuant to the 2019 DRIP Offering on March 1, 2019, following the termination of our initial offering on February 15, 2019. See Note 12, Equity — Distribution Reinvestment Plan, for a further discussion. We collectively refer to the DRIP portion of our initial offering and the 2019 DRIP Offering as our DRIP Offerings. As of June 30, 2019, a total of $8,533,000 in distributions were reinvested that resulted in 889,370 shares of our common stock being issued pursuant to the 2019 DRIP Offering.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We currently operate through four reportable business segments: medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities. As of June 30, 2019, we had completed 36 property acquisitions whereby we owned 73 properties, comprising 78 buildings, or approximately 4,113,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $897,289,000. As of June 30, 2019, we also own a 6.0% interest in a joint venture which owns and operates a portfolio of integrated senior health campuses and ancillary businesses.
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
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of June 30, 2019 and December 31, 2018, we owned greater than a 99.99% general partnership interest therein. Our advisor is a limited partner, and as of June 30, 2019 and December 31, 2018, owned less than a 0.01% noncontrolling limited partnership interest in our operating partnership.
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
Leases
On January 1, 2019, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 842, or ASC Topic 842. ASC Topic 842 supersedes ASC Topic 840, Leases, or ASC Topic 840. We adopted ASC Topic 842 using the modified retrospective approach whereby the cumulative effect of adoption was recognized on the adoption date and prior periods were not restated. There was no net cumulative effect adjustment to retained earnings as of January 1, 2019 as a result of this adoption. Therefore, with respect to our leases as both lessees and lessors, information is presented under ASC Topic 842 as of and for the three and six months ended June 30, 2019, and under ASC Topic 840 as of December 31, 2018 and for the three and six months ended June 30, 2018. In addition, ASC Topic 842 provides a practical expedient package that allows an entity to not reassess the following upon adoption (must be elected as a group): (i) whether an expired or existing contract contains a lease arrangement; (ii) the lease classification related to expired or existing lease arrangements; or (iii) whether costs incurred on expired or existing leases qualify as initial direct costs. We elected such practical expedient package upon our adoption of ASC Topic 842 on January 1, 2019. We determine if a contract is a lease upon inception of the lease. We maintain a distinction between finance and operating leases, which is substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance.
Lessee: Pursuant to ASC Topic 842, lessees are required to recognize the following for all leases with terms greater than 12 months at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The lease liability is calculated by using either the implicit rate of the lease or the incremental borrowing rate. As a result of the adoption of ASC Topic 842 on January 1, 2019, we recognized an initial amount of operating lease liabilities of $5,334,000 in our condensed consolidated balance sheet for all of our ground leases. In addition, we recorded corresponding right-of-use assets of $11,239,000, which are the lease liabilities, net of the existing accrued straight-line rent liabilities and adjusted for unamortized above/below market ground lease intangibles. The accretion of lease liabilities and amortization expense on right-of-use assets for our operating leases are included in rental expenses in our accompanying condensed consolidated statements of operations. Operating lease liabilities are calculated using our incremental borrowing rate based on the information available as of the lease commencement date.
Lessor: Pursuant to ASC Topic 842, lessors bifurcate lease revenues into lease components and non-lease components and separately recognize and disclose non-lease components that are executory in nature. Lease components continue to be recognized on a straight-line basis over the lease term and certain non-lease components may be accounted for under the new revenue recognition guidance in ASC Topic 606, Revenue from Contracts with Customers, or ASC Topic 606. See “Revenue Recognition” section below. ASC Topic 842 also provides for a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are met. Such practical expedient is limited to circumstances in which: (i) the timing and pattern of transfer are the same for the non-lease component and the related lease component; and (ii) the lease component, if accounted for separately, would be classified as an operating lease. In addition, such practical expedient causes an entity to assess whether a contract is predominately lease or service based, and recognize the revenue from the entire contract under the relevant accounting guidance. Effective upon our adoption of ASC Topic 842 on January 1, 2019, we recognize revenue for our medical office buildings, senior housing and skilled nursing facilities segments under ASC Topic 842 as real estate revenue. Minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between real estate revenue recognized and cash amounts contractually due from tenants under the lease agreements are recorded to deferred rent receivable. Tenant reimbursement revenue, which comprises additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, are considered non-lease components. We qualified for and elected the practical expedient as outlined above to combine the non-lease component with the lease component, which is the predominant component, and therefore is recognized as part of real estate revenue. In addition, as lessors, we exclude certain lessor costs (i.e., property taxes and insurance) paid directly by a lessee to third parties on our behalf from our measurement of variable lease revenue and associated expense (i.e., no gross up of revenue and expense for these costs); and include lessor costs that we paid and are reimbursed by the lessee in our measurement of variable lease revenue and associated expense (i.e., gross up revenue and expense for these costs). Therefore, we no longer record revenue or expense when the lessee pays the property taxes and insurance directly to a third party.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Our senior housing — RIDEA facilities offer residents room and board (lease component), standard meals and monthly healthcare services (non-lease component), and certain ancillary services that are not contemplated in the lease with each resident (i.e., laundry, guest meals, etc.). For our senior housing — RIDEA facilities, we recognize revenue under ASC Topic 606 as resident fees and services, based on our predominance assessment from electing the practical expedient outlined above. See “Revenue Recognition” below.
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
Real estate revenue
Prior to January 1, 2019, minimum annual rental revenue was recognized on a straight-line basis over the term of the related lease (including rent holidays) in accordance with ASC Topic 840. Differences between real estate revenue recognized and cash amounts contractually due from tenants under the lease agreements were recorded to deferred rent receivable. Tenant reimbursement revenue was recognized as revenue in the period in which the related expenses were incurred. Tenant reimbursements were recognized and presented in accordance with ASC Subtopic 606-10-55-36, Revenue Recognition — Principal Versus Agent Consideration, or ASC Subtopic 606. ASC Subtopic 606 requires that these reimbursements be recorded on a gross basis as we are generally primarily responsible to fulfill the promise to provide specified goods and services. We recognized lease termination fees at such time when there was a signed termination letter agreement, all of the conditions of such agreement have been met and the tenant is no longer occupying the property.
Effective January 1, 2019, we recognize real estate revenue in accordance with ASC Topic 842. See “Leases” section above.
Resident fees and services revenue
Disaggregation of Resident Fees and Services Revenue
Resident fees and services revenue includes fees for basic housing and assisted living care. We record revenue when services are rendered at amounts billable to individual residents. Residency agreements are generally for a term of 30 days, with resident fees billed monthly in advance. For patients under reimbursement arrangements with Medicaid, revenue is recorded based on contractually agreed-upon amounts or rates on a per resident, daily basis or as services are rendered. The following table disaggregates our resident fees and services revenue by line of business, according to whether such revenue is recognized at a point in time or over time:

	Three Months Ended June 30,
	2019			2018
	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Senior housing — RIDEA	$175,000	$11,318,000	$11,493,000	$234,000	$8,192,000	$8,426,000

	Six Months Ended June 30,
	2019			2018
	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Senior housing — RIDEA	$357,000	$21,831,000	$22,188,000	$420,000	$16,415,000	$16,835,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following table disaggregates our resident fees and services revenue by payor class:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Medicaid	$1,478,000	$1,281,000	$3,086,000	$2,518,000
Private and other payors	10,015,000	7,145,000	19,102,000	14,317,000
Total resident fees and services	$11,493,000	$8,426,000	$22,188,000	$16,835,000
Accounts Receivable, Net — Resident Fees and Services
The beginning and ending balances of accounts receivable, net — resident fees and services are as follows:

	Medicaid	Private and Other Payors	Total
Beginning balance — January 1, 2019	$6,098,000	$644,000	$6,742,000
Ending balance — June 30, 2019	5,701,000	866,000	6,567,000
(Decrease)/increase	$(397,000)	$222,000	$(175,000)
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
See Note 8, Derivative Financial Instruments, and Note 14, Fair Value Measurements, for a further discussion of our derivative financial instruments.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update, or ASU, 2016-13, Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which introduces a new approach to estimate credit losses on certain types of financial instruments based on expected losses. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. Subsequently, in November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, or ASU 2018-19, which amended the scope of ASU 2016-13 to clarify that operating lease receivables should be accounted for under the new leasing standard ASC Topic 842. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, or ASU 2019-04, to increase stakeholders’ awareness of the amendments and to expedite improvements to the Accounting Standards Codification. In May 2019, the FASB issued ASU 2019-05, Targeted Transition Relief, or ASU 2019-05, to address certain stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. ASU 2016-13, ASU 2018-19, ASU 2019-04 and ASU 2019-05 are effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted. We are evaluating the impact of our adoption of such accounting pronouncements on January 1, 2020 to our consolidated financial position and results of operations.
In August 2018, the FASB issued ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13, which modifies the disclosure requirements in ASC Topic 820, Fair Value Measurements and Disclosures, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. ASU 2018-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. We are evaluating the complete impact of the adoption of ASU 2018-13 on January 1, 2020 to our consolidated financial statement disclosures.
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Building and improvements	$731,425,000	$668,814,000
Land	88,543,000	83,084,000
Furniture, fixtures and equipment	5,662,000	5,090,000
	825,630,000	756,988,000
Less: accumulated depreciation	(37,262,000)	(25,312,000)
Total	$788,368,000	$731,676,000

Depreciation expense for the three months ended June 30, 2019 and 2018 was $6,490,000 and $3,781,000, respectively, and for the six months ended June 30, 2019 and 2018 was $13,450,000 and $7,197,000, respectively. In addition to the property acquisitions discussed below, for the three and six months ended June 30, 2019, we incurred capital expenditures of $591,000 and $898,000, respectively, for our senior housing — RIDEA facilities and $562,000 and $846,000, respectively, for our medical office buildings. We did not incur any capital expenditures for our senior housing facilities or skilled nursing facilities for the three and six months ended June 30, 2019.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Acquisitions in 2019
For the six months ended June 30, 2019, using net proceeds from our initial offering and debt financing, we completed the acquisition of nine buildings from unaffiliated third parties. The following is a summary of our property acquisitions for the six months ended June 30, 2019:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Mortgage Loan Payable(2)	Line of Credit(3)	Total Acquisition Fee(4)
Lithonia MOB	Lithonia, GA	Medical Office	03/05/19	$10,600,000	$—	$—	$477,000
West Des Moines SNF	West Des Moines, IA	Skilled Nursing	03/24/19	7,000,000	—	—	315,000
Great Nord MOB Portfolio	Tinley Park, IL; Chesterton and Crown Point, IN; and Plymouth, MN	Medical Office	04/08/19	44,000,000	—	15,000,000	1,011,000
Michigan ALF Portfolio(5)	Grand Rapids, MI	Senior Housing	05/01/19	14,000,000	10,493,000	3,500,000	315,000
Total				$75,600,000	$10,493,000	$18,500,000	$2,118,000
___________

(1)	We own 100% of our properties acquired for the six months ended June 30, 2019.

(2)	Represents the principal balance of the mortgage loan payable assumed by us at the time of acquisition.

(3)	Represents a borrowing under the 2018 Credit Facility, as defined in Note 7, Line of Credit and Term Loans, at the time of acquisition.

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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We accounted for our property acquisitions we completed for the six months ended June 30, 2019 as asset acquisitions. We incurred and capitalized base acquisition fees and direct acquisition related expenses of $2,322,000. In addition, we incurred Contingent Advisor Payments of $417,000 to our advisor for such property acquisitions. The following table summarizes the purchase price of the assets acquired and liabilities assumed at the time of acquisition from our property acquisitions in 2019 based on their relative fair values:

2019 Acquisitions
Building and improvements	$62,909,000
Land	5,457,000
In-place leases	9,052,000
Above-market leases	765,000
Right-of-use asset	2,167,000
Total assets acquired	80,350,000
Mortgage loan payable (including debt discount of $758,000)	(9,735,000)
Below-market leases	(80,000)
Operating lease liability	(3,552,000)
Total liabilities assumed	(13,367,000)
Net assets acquired	$66,983,000
4. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Amortized intangible assets:
In-place leases, net of accumulated amortization of $13,818,000 and $11,299,000 as of June 30, 2019 and December 31, 2018, respectively (with a weighted average remaining life of 9.9 years and 10.3 years as of June 30, 2019 and December 31, 2018, respectively)	$63,877,000	$67,332,000
Above-market leases, net of accumulated amortization of $438,000 and $323,000 as of June 30, 2019 and December 31, 2018, respectively (with a weighted average remaining life of 6.8 years and 4.5 years as of June 30, 2019 and December 31, 2018, respectively)	1,407,000	755,000
Leasehold interests, net of accumulated amortization of $217,000 as of December 31, 2018 (with a weighted average remaining life of 69.1 years as of December 31, 2018)(1)	—	6,288,000
Unamortized intangible assets:
Certificates of need	348,000	348,000
Total	$65,632,000	$74,723,000
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

Amortization expense on identified intangible assets for the three months ended June 30, 2019 and 2018 was $3,480,000 and $4,124,000, respectively, which included $68,000 and $39,000, respectively, of amortization recorded against real estate revenue for above-market leases and $0 and $25,000, respectively, of amortization recorded to rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Amortization expense on identified intangible assets for the six months ended June 30, 2019 and 2018 was $12,622,000 and $7,957,000, respectively, which included $115,000 and $77,000, respectively, of amortization recorded against real estate revenue for above-market leases and $0 and $49,000, respectively, of amortization recorded to rental expenses for leasehold interests in our accompanying condensed consolidated statements of operations.
The aggregate weighted average remaining life of the identified intangible assets was 9.8 years and 15.3 years as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, estimated amortization expense on the identified intangible assets for the six months ending December 31, 2019 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2019	$5,159,000
2020	9,377,000
2021	8,255,000
2022	7,013,000
2023	5,956,000
Thereafter	29,524,000
Total	$65,284,000
5. Other Assets, Net
Other assets, net consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Investment in unconsolidated entity	$47,738,000	$47,600,000
Deferred rent receivables	5,675,000	4,941,000
Deferred financing costs, net of accumulated amortization of $2,676,000 and $1,554,000 as of June 30, 2019 and December 31, 2018, respectively(1)	3,339,000	2,682,000
Prepaid expenses and deposits	1,823,000	4,447,000
Lease commissions, net of accumulated amortization of $109,000 and $64,000 as of June 30, 2019 and December 31, 2018, respectively	1,032,000	564,000
Total	$59,607,000	$60,234,000
___________

(1)	Deferred financing costs only include costs related to our line of credit and term loans. See Note 7, Line of Credit and Term Loans, for a further discussion.
Amortization expense on deferred financing costs of our line of credit and term loans for the three months ended June 30, 2019 and 2018 was $562,000 and $219,000, respectively, and for the six months ended June 30, 2019 and 2018 was $1,122,000 and $437,000, respectively, which is recorded to interest expense in our accompanying condensed consolidated statements of operations. Amortization expense on lease commissions for the three months ended June 30, 2019 and 2018 was $29,000 and $10,000, respectively, and for the six months ended June 30, 2019 and 2018 was $52,000 and $18,000, respectively.
At June 30, 2019 and December 31, 2018, the unamortized basis difference of our joint venture investment of $17,476,000 and $17,704,000, respectively, is primarily attributable to the difference between the amount for which we purchased our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the entity. This difference is being amortized over the remaining useful life of the related assets and included in income from unconsolidated entity in our accompanying condensed consolidated statements of operations.
6. Mortgage Loans Payable, Net
As of June 30, 2019 and December 31, 2018, mortgage loans payable were $27,463,000 ($26,370,000, including discount/premium and deferred financing costs, net) and $17,256,000 ($16,892,000, including discount/premium and deferred financing costs, net), respectively. As of June 30, 2019, we had four fixed-rate mortgage loans with interest rates ranging from

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

3.67% to 5.25% per annum, maturity dates ranging from April 1, 2020 to February 1, 2051 and a weighted average effective interest rate of 4.19%. As of December 31, 2018, we had three fixed-rate mortgage loans with interest rates ranging from 3.75% to 5.25% per annum, maturity dates ranging from April 1, 2020 to August 1, 2029 and a weighted average effective interest rate of 4.51%.
The following table reflects the changes in the carrying amount of mortgage loans payable, net for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Beginning balance	$16,892,000	$11,567,000
Additions:
Assumption of mortgage loans payable, net	9,735,000	5,808,000
Amortization of deferred financing costs	39,000	33,000
Amortization of discount/premium on mortgage loans payable	17,000	—
Deductions:
Deferred financing costs	(27,000)	(123,000)
Scheduled principal payments on mortgage loans payable	(286,000)	(200,000)
Ending balance	$26,370,000	$17,085,000
As of June 30, 2019, the principal payments due on our mortgage loans payable for the six months ending December 31, 2019 and for each of the next four years ending December 31 and thereafter were as follows:

Year	Amount
2019	$350,000
2020	8,332,000
2021	622,000
2022	651,000
2023	680,000
Thereafter	16,828,000
Total	$27,463,000
7. Line of Credit and Term Loans
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
On October 31, 2017, we entered into an amendment to the 2016 Credit Agreement, or the Amendment, with Bank of America, as administrative agent, and the subsidiary guarantors and lenders named therein. The material terms of the Amendment provided for: (i) a $50,000,000 increase in the revolving line of credit from an aggregate principal amount of $100,000,000 to $150,000,000, (ii) a term loan with an aggregate maximum principal amount of $50,000,000, that would have matured on August 25, 2019, and may have been extended for one 12-month period during the term of the 2016 Credit Agreement subject to satisfaction of certain conditions, including payment of an extension fee; (iii) our right, upon at least five business days’ prior written notice to Bank of America, to increase the 2016 Line of Credit or term loan provided that the aggregate principal amount of all such increases and additions would not have exceeded $300,000,000; (iv) a revision to the definition of Threshold Amount, as defined in the 2016 Credit Agreement, to reflect an increase in such amount for any

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Recourse Indebtedness, as defined in the 2016 Credit Agreement, to $20,000,000, and an increase in such amount for any Non-Recourse Indebtedness, as defined in the 2016 Credit Agreement, to $50,000,000; (v) the revision of certain Unencumbered Property Pool Criteria, as defined in the 2016 Credit Agreement; and (vi) an increase in the maximum Consolidated Secured Leverage Ratio, as defined in the 2016 Credit Agreement, to be equal to or less than 40.0%. As a result of the Amendment, our aggregate borrowing capacity under the 2016 Line of Credit and the term loan, or collectively, the 2017 Credit Facility, was $200,000,000.
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
On November 20, 2018, we, through our operating partnership as borrower, and certain of our subsidiaries, or the subsidiary guarantors, and us, collectively as guarantors, entered into a credit agreement, or the 2018 Credit Agreement, with Bank of America, as administrative agent, swing line lender and letters of credit issuer; KeyBank, as syndication agent and letters of credit issuer; Citizens Bank, National Association, or Citizens Bank, as syndication agent; Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint bookrunner; KeyBanc Capital Markets, as joint lead arranger and joint bookrunner; Citizens Bank as joint lead arranger and joint bookrunner; and the lenders named therein, to obtain a credit facility with an aggregate maximum principal amount of $400,000,000, or the 2018 Credit Facility. The 2018 Credit Facility consists of a senior unsecured revolving credit facility in the initial aggregate amount of $150,000,000 and a senior unsecured term loan facility in the initial aggregate amount of $250,000,000, consisting of (i) a $200,000,000 term loan made on November 20, 2018 and (ii) an up to $50,000,000 delayed-draw term loan to be made one additional time during the Term Loan Delayed Draw Commitment Period, as defined in the 2018 Credit Agreement. Such delayed draw was made on January 18, 2019. The proceeds of loans made under the 2018 Credit Facility may be used for refinancing existing indebtedness and for general corporate purposes including for working capital, capital expenditures and other corporate purposes not inconsistent with obligations under the 2018 Credit Agreement. We may obtain up to $20,000,000 in the form of standby letters of credit and up to $50,000,000 in the form of swing line loans. The 2018 Credit Facility matures on November 19, 2021 and may be extended for one 12-month period during the term of the 2018 Credit Agreement subject to satisfaction of certain conditions, including payment of an extension fee.
The maximum principal amount of the 2018 Credit Facility may be increased by up to $250,000,000, for a total principal amount of $650,000,000, subject to: (i) the terms of the 2018 Credit Agreement; and (ii) at least five business days prior written notice to Bank of America.
At our option, the 2018 Credit Facility bears interest at per annum rates equal to (a)(i) the Eurodollar Rate, as defined in the 2018 Credit Agreement, plus (ii) a margin ranging from 1.70% to 2.20% based on our Consolidated Leverage Ratio, as defined in the 2018 Credit Agreement, or (b)(i) the greater of: (1) the prime rate publicly announced by Bank of America, (2) the Federal Funds Rate, as defined in the 2018 Credit Agreement, plus 0.50%, (3) the one-month Eurodollar Rate plus 1.00%, and (4) 0.00%, plus (ii) a margin ranging from 0.70% to 1.20% based on our Consolidated Leverage Ratio. Accrued interest on the 2018 Credit Facility is payable monthly. The loans may be repaid in whole or in part without prepayment premium or penalty, subject to certain conditions.
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
In the event of default, Bank of America has the right to terminate the commitment of each Lender, as defined in the 2018 Credit Agreement, to make Loans, as defined in the 2018 Credit Agreement, and any obligation of the L/C Issuer, as defined in the 2018 Credit Agreement, to make L/C Credit Extensions, as defined in the 2018 Credit Agreement, under the 2018 Credit Agreement, and to accelerate the payment on any unpaid principal amount of all outstanding loans and interest thereon.
As of both June 30, 2019 and December 31, 2018, our aggregate borrowing capacity under the 2018 Credit Facility was $400,000,000. As of June 30, 2019 and December 31, 2018, borrowings outstanding totaled $268,900,000 and $275,000,000, respectively, and the weighted average interest rate on such borrowings outstanding was 4.15% and 4.25% per annum, respectively.
8. Derivative Financial Instruments
We record derivative financial instruments in our accompanying condensed consolidated balance sheets as either an asset or a liability measured at fair value. We did not have any derivative financial instruments as of December 31, 2018. The following table lists the derivative financial instruments held by us as of June 30, 2019, which are included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets:

Instrument	Notional Amount	Index	Interest Rate	Maturity Date	Fair Value
Swap	$139,500,000	one month LIBOR	2.49%	11/19/21	$2,783,000
Swap	58,800,000	one month LIBOR	2.49%	11/19/21	1,173,000
Swap	36,700,000	one month LIBOR	2.49%	11/19/21	731,000
Swap	15,000,000	one month LIBOR	2.53%	11/19/21	312,000
	$250,000,000				$4,999,000
ASC Topic 815 permits special hedge accounting if certain requirements are met. Hedge accounting allows for gains and losses on derivatives designated as hedges to be offset by the change in value of the hedged item or items or to be deferred in other comprehensive income (loss). As of June 30, 2019, none of our derivative financial instruments were designated as hedges. Derivative financial instruments not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements of ASC Topic 815. Changes in the fair value of derivative financial instruments are recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations. For the three and six months ended June 30, 2018, we did not have any derivative financial instruments. For the three and six months ended June 30, 2019, we recorded $3,021,000 and $4,999,000, respectively, as an increase to interest expense in our accompanying condensed consolidated statements of operations related to the change in the fair value of our derivative financial instruments.
See Note 14, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

9. Identified Intangible Liabilities, Net
Identified intangible liabilities, net consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Below-market leases, net of accumulated amortization of $887,000 and $678,000 as of June 30, 2019 and December 31, 2018, respectively (with a weighted average remaining life of 5.7 years as of both June 30, 2019 and December 31, 2018)	$1,115,000	$1,245,000
Above-market leasehold interests, net of accumulated amortization of $13,000 as of December 31, 2018 (with a weighted average remaining life of 51.2 years as of December 31, 2018)(1)	—	382,000
Total	$1,115,000	$1,627,000
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

Amortization expense on identified intangible liabilities for the three months ended June 30, 2019 and 2018 was $107,000 and $122,000, respectively, which included $107,000 and $120,000, respectively, of amortization recorded to real estate revenue for below-market leases and $0 and $2,000, respectively, of amortization recorded to rental expenses for above-market leasehold interests in our accompanying condensed consolidated statements of operations.
Amortization expense on identified intangible liabilities for the six months ended June 30, 2019 and 2018 was $209,000 and $207,000, respectively, which included $209,000 and $203,000, respectively, of amortization recorded to real estate revenue for below-market leases and $0 and $4,000, respectively, of amortization recorded to rental expenses for above-market leasehold interests in our accompanying condensed consolidated statements of operations.
The aggregate weighted average remaining life of the identified intangible liabilities was 5.7 years and 16.4 years as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, estimated amortization expense on identified intangible liabilities for the six months ending December 31, 2019 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2019	$187,000
2020	227,000
2021	172,000
2022	146,000
2023	135,000
Thereafter	248,000
Total	$1,115,000
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
11. Redeemable Noncontrolling Interests
As of June 30, 2019 and December 31, 2018, our advisor owned all of our 208 Class T partnership units outstanding in our operating partnership. As of June 30, 2019 and December 31, 2018, we owned greater than a 99.99% general partnership interest in our operating partnership, and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. The noncontrolling interest of our advisor in our operating partnership, which has redemption features outside of our control, is accounted for as a redeemable noncontrolling interest and is presented outside of permanent equity in our accompanying condensed consolidated balance sheets. See Note 13, Related Party Transactions — Liquidity Stage — Subordinated Participation Interest — Subordinated Distribution Upon Listing, and Note 13, Related Party Transactions — Subordinated Distribution Upon Termination, for a further discussion of the redemption features of the limited partnership units.
In connection with our acquisitions of Central Florida Senior Housing Portfolio, Pinnacle Beaumont ALF and Pinnacle Warrenton ALF, we own approximately 98% of joint ventures with an affiliate of Meridian Senior Living, LLC, or Meridian. The noncontrolling interests held by Meridian have redemption features outside of our control and are accounted for as redeemable noncontrolling interests in our accompanying condensed consolidated balance sheets.
We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions; or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Beginning balance	$1,371,000	$1,002,000
Additions	151,000	—
Fair value adjustment to redemption value	42,000	125,000
Net loss attributable to redeemable noncontrolling interests	(57,000)	(125,000)
Ending balance	$1,507,000	$1,002,000
12. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of June 30, 2019 and December 31, 2018, no shares of our preferred stock were issued and outstanding.
Common Stock
Our charter authorizes us to issue 1,000,000,000 shares of our common stock, par value $0.01 per share. On February 6, 2015, our advisor acquired shares of our Class T common stock for total cash consideration of $200,000 and was admitted as our initial stockholder. We used the proceeds from the sale of shares of our Class T common stock to our advisor to make an initial capital contribution to our operating partnership. As of June 30, 2019 and December 31, 2018, our advisor owned 20,833 shares of our Class T common stock. We commenced our initial offering of shares of our common stock on February 16, 2016, and as of such date we were initially offering to the public up to $3,150,000,000 in shares of our Class T common stock, consisting of up to $3,000,000,000 in shares of our Class T common stock at a price of $10.00 per share in the primary portion of our initial offering and up to $150,000,000 in shares of our Class T common stock for $9.50 per share pursuant to the DRIP. Effective June 17, 2016, we reallocated certain of the unsold shares of our Class T common stock being offered and began offering shares of our Class I common stock, such that we were offering up to approximately $2,800,000,000 in shares of Class

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

T common stock and $200,000,000 in shares of Class I common stock in the primary portion of our initial offering, and up to an aggregate of $150,000,000 in shares of our Class T and Class I common stock pursuant to the DRIP. Subsequent to the reallocation, of the 1,000,000,000 shares of common stock authorized pursuant to our charter, 900,000,000 shares are classified as Class T common stock and 100,000,000 shares are classified as Class I common stock.
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
Through June 30, 2019, we had issued 75,641,074 aggregate shares of our Class T and Class I common stock in connection with the primary portion of our initial offering and 4,142,905 aggregate shares of our Class T and Class I common stock pursuant to our DRIP Offerings. We also granted an aggregate of 67,500 shares of our restricted Class T common stock to our independent directors and repurchased 787,973 shares of our common stock under our share repurchase plan through June 30, 2019. As of June 30, 2019 and December 31, 2018, we had 79,084,339 and 69,254,971 aggregate shares of our Class T and Class I common stock, respectively, issued and outstanding.
Distribution Reinvestment Plan
We had registered and reserved $150,000,000 in shares of our common stock for sale pursuant to the DRIP in our initial offering. The DRIP allows stockholders to purchase additional Class T shares and Class I shares of our common stock through the reinvestment of distributions during our initial offering. Pursuant to the DRIP, distributions with respect to Class T shares are reinvested in Class T shares and distributions with respect to Class I shares are reinvested in Class I shares. On February 15, 2019, we terminated our initial offering. We continue to offer up to $100,000,000 in shares of our common stock pursuant to the 2019 DRIP Offering.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

For the three months ended June 30, 2019 and 2018, $6,588,000 and $4,161,000, respectively, in distributions were reinvested and 687,840 and 434,778 shares of our common stock, respectively, were issued pursuant to our DRIP Offerings. For the six months ended June 30, 2019 and 2018, $12,457,000 and $7,767,000, respectively, in distributions were reinvested and 1,296,119 and 818,534 shares of our common stock, respectively, were issued pursuant to our DRIP Offerings. As of June 30, 2019 and December 31, 2018, a total of $39,554,000 and $27,097,000, respectively, in distributions were reinvested that resulted in 4,142,905 and 2,846,786 shares of our common stock, respectively, being issued pursuant to our DRIP Offerings.
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
All repurchases of our shares of common stock are subject to a one-year holding period, except for repurchases made in connection with a stockholder’s death or “qualifying disability,” as defined in our share repurchase plan. Further, all share repurchases are repurchased following a one-year holding period at a price between 92.5% to 100% of each stockholder’s repurchase amount depending on the period of time their shares have been held. During our initial offering and with respect to shares repurchased for the quarter ending March 31, 2019, the repurchase amount for shares repurchased under our share repurchase plan was equal to the lesser of (i) the amount per share that a stockholder paid for their shares of our common stock, or (ii) the per share offering price in our initial offering. Commencing with shares repurchased for the quarter ending June 30, 2019, the repurchase amount for shares repurchased under our share repurchase plan is the lesser of the amount per share the stockholder paid for their shares of our common stock or the most recent estimated value of one share of the applicable class of common stock as determined by our board. See the summary of our historical and current estimated per share NAV in the “Distribution Reinvestment Plan” section above. However, if shares of our common stock are repurchased in connection with a stockholder’s death or qualifying disability, the repurchase price will be no less than 100% of the price paid to acquire the shares of our common stock from us. Furthermore, our share repurchase plan provides that if there are insufficient funds to honor all repurchase requests, pending requests will be honored among all requests for repurchase in any given repurchase period, as follows: first, pro rata as to repurchases sought upon a stockholder’s death; next, pro rata as to repurchases sought by stockholders with a qualifying disability; and, finally, pro rata as to other repurchase requests.
For the three months ended June 30, 2019 and 2018, we received share repurchase requests and repurchased 227,126 and 79,195 shares of our common stock, respectively, for an aggregate of $2,099,000 and $735,000, respectively, at an average repurchase price of $9.24 and $9.28 per share, respectively. For the six months ended June 30, 2019 and 2018, we received share repurchase requests and repurchased 359,809 and 120,383 shares of our common stock, respectively, for an aggregate of $3,369,000 and $1,132,000, respectively, at an average repurchase price of $9.36 and $9.40 per share, respectively.
As of June 30, 2019 and December 31, 2018, we received share repurchase requests and repurchased 787,973 and 428,164 shares of our common stock, respectively, for an aggregate of $7,416,000 and $4,047,000, respectively, at an average repurchase price of $9.41 and $9.45 per share, respectively. All shares were repurchased using proceeds we received from the cumulative sale of shares of our common stock pursuant to our DRIP Offerings.
2015 Incentive Plan
We adopted our incentive plan pursuant to which our board or a committee of our independent directors may make grants of options, restricted shares of common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 4,000,000 shares. For the six months ended June 30, 2019 and 2018, we granted an aggregate of 7,500 shares of our restricted Class T common stock at a weighted average grant date fair value of $9.54 and $10.05 per share, respectively, to our independent directors in connection with their re-election to our board. Such shares vested 20.0% immediately on the grant date and 20.0% will vest on each of the first four anniversaries of the grant date. For the three months ended June 30, 2019 and 2018, we recognized stock compensation expense of $53,000 and $45,000, respectively, and for the six months ended June 30, 2019 and 2018, we recognized stock compensation expense of $92,000 and $75,000, respectively, which is included in general and administrative in our accompanying condensed consolidated statements of operations.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Offering Costs
Selling Commissions
We generally paid our dealer manager selling commissions of up to 3.0% of the gross offering proceeds from the sale of Class T shares of our common stock pursuant to the primary portion of our initial offering. To the extent that selling commissions were less than 3.0% of the gross offering proceeds for any Class T shares sold, such reduction in selling commissions was accompanied by a corresponding reduction in the applicable per share purchase price for purchases of such shares. No selling commissions were payable on Class I shares or shares of our common stock sold pursuant to the DRIP portion of our initial offering. Our dealer manager may have re-allowed all or a portion of these fees to participating broker-dealers. For the three months ended June 30, 2019 and 2018, we incurred $0 and $1,679,000, respectively, and for the six months ended June 30, 2019 and 2018, we incurred $2,241,000 and $3,141,000, respectively, in selling commissions to our dealer manager. Such commissions were charged to stockholders’ equity as such amounts were paid to our dealer manager from the gross proceeds of our initial offering.
Dealer Manager Fee
With respect to shares of our Class T common stock, our dealer manager generally received a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of Class T shares of our common stock pursuant to our initial offering, of which 1.0% of the gross offering proceeds was funded by us and up to an amount equal to 2.0% of the gross offering proceeds was funded by our advisor. With respect to shares of our Class I common stock, prior to March 1, 2017, our dealer manager generally received a dealer manager fee up to 3.0% of the gross offering proceeds from the sale of Class I shares of our common stock pursuant to the primary portion of our initial offering, of which 1.0% of the gross offering proceeds was funded by us and an amount equal to 2.0% of the gross offering proceeds was funded by our advisor. Effective March 1, 2017, our dealer manager generally received a dealer manager fee up to an amount equal to 1.5% of the gross offering proceeds from the sale of Class I shares pursuant the primary portion of our initial offering, all of which was funded by our advisor. Our dealer manager may have entered into participating dealer agreements with participating dealers that provided for a reduction or waiver of dealer manager fees. To the extent that the dealer manager fee was less than 3.0% of the gross offering proceeds for any Class T shares sold and less than 1.5% of the gross offering proceeds for any Class I shares sold, such reduction was applied first to the portion of the dealer manager fee funded by our advisor. To the extent that any reduction in dealer manager fee exceeded the portion of the dealer manager fee funded by our advisor, such excess reduction was accompanied by a corresponding reduction in the applicable per share purchase price for purchases of such shares. No dealer manager fee was payable on shares of our common stock sold pursuant to the DRIP portion of our initial offering. Our dealer manager may have re-allowed all or a portion of these fees to participating broker-dealers.
For the three months ended June 30, 2019 and 2018, we incurred $0 and $568,000, respectively, and for the six months ended June 30, 2019 and 2018, we incurred $759,000 and $1,061,000, respectively, in dealer manager fees to our dealer manager. Such fees were charged to stockholders’ equity as such amounts were paid to our dealer manager or its affiliates from the gross proceeds of our initial offering. See Note 13, Related Party Transactions — Offering Stage — Dealer Manager Fee, for a further discussion of the dealer manager fee funded by our advisor.
Stockholder Servicing Fee
We pay our dealer manager a quarterly stockholder servicing fee with respect to our Class T shares sold as additional compensation to the dealer manager and participating broker-dealers. No stockholder servicing fee is paid with respect to Class I shares or shares of our common stock sold pursuant to our DRIP Offerings. The stockholder servicing fee accrues daily in an amount equal to 1/365th of 1.0% of the purchase price per share of our Class T shares sold in the primary portion of our initial offering and, in the aggregate will not exceed an amount equal to 4.0% of the gross proceeds from the sale of Class T shares in the primary portion of our initial offering. We will cease paying the stockholder servicing fee with respect to our Class T shares sold in the primary portion of our initial offering upon the occurrence of certain defined events. Our dealer manager may re-allow to participating broker-dealers all or a portion of the stockholder servicing fee for services that such participating broker-dealers perform in connection with the shares of our Class T common stock. By agreement with participating broker-dealers, such stockholder servicing fee may be reduced or limited.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Following the termination of our initial offering on February 15, 2019, we no longer incur additional stockholder servicing fees. For the six months ended June 30, 2019 and 2018, we incurred $2,602,000 and $3,618,000, respectively, in stockholder servicing fees to our dealer manager. As of June 30, 2019 and December 31, 2018, we accrued $15,977,000 and $16,395,000, respectively, in connection with the stockholder servicing fee payable, which is included in accounts payable and accrued liabilities with a corresponding offset to stockholders’ equity in our accompanying condensed consolidated balance sheets.
13. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and one of our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings; however, we are not affiliated with Griffin Capital, our dealer manager, Colony Capital or Mr. Flaherty. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. Our board, including a majority of our independent directors, has reviewed the material transactions between our affiliates and us during the three and six months ended June 30, 2019 and 2018. Set forth below is a description of the transactions with affiliates. We believe that we have executed all of the transactions set forth below on terms that are fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties. For the three months ended June 30, 2019 and 2018, we incurred $3,731,000 and $4,154,000, respectively, and for the six months ended June 30, 2019 and 2018, we incurred $8,148,000 and $7,129,000, respectively, in fees and expenses to our affiliates as detailed below.
Offering Stage
Dealer Manager Fee
With respect to shares of our Class T common stock, our dealer manager generally received a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of Class T shares of our common stock pursuant to the primary portion of our initial offering, of which 1.0% of the gross offering proceeds was funded by us and up to an amount equal to 2.0% of the gross offering proceeds was funded by our advisor. With respect to shares of our Class I common stock, prior to March 1, 2017, our dealer manager generally received a dealer manager fee up to 3.0% of the gross offering proceeds from the sale of Class I shares of our common stock pursuant to the primary portion of our initial offering, of which 1.0% of the gross offering proceeds was funded by us and an amount equal to 2.0% of the gross offering proceeds was funded by our advisor. Effective March 1, 2017, our dealer manager generally received a dealer manager fee up to an amount equal to 1.5% of the gross offering proceeds from the sale of Class I shares pursuant to the primary portion of our initial offering, all of which was funded by our advisor. Our dealer manager may have entered into participating dealer agreements with participating dealers that provided for a reduction or waiver of dealer manager fees. To the extent that the dealer manager fee was less than 3.0% of the gross offering proceeds for any Class T shares sold and less than 1.5% of the gross offering proceeds for any Class I shares sold, such reduction was applied first to the portion of the dealer manager fee funded by our advisor. To the extent that any reduction in dealer manager fee exceeded the portion of the dealer manager fee funded by our advisor, such excess reduction was accompanied by a corresponding reduction in the applicable per share purchase price for purchases of such shares. No dealer manager fee was payable on shares of our common stock sold pursuant to the DRIP portion of our initial offering. Our advisor recouped the portion of the dealer manager fee it funded through the receipt of the Contingent Advisor Payment from us, as described below, through the payment of acquisition fees.
For the three months ended June 30, 2019 and 2018, we incurred $0 and $1,189,000, respectively, and for the six months ended June 30, 2019 and 2018, we incurred $1,687,000 and $2,200,000, respectively, payable to our advisor as part of the Contingent Advisor Payment in connection with the dealer manager fee that our advisor had incurred. Such fee was charged to stockholders’ equity as incurred with a corresponding offset to accounts payable due to affiliates in our accompanying condensed consolidated balance sheets. See Note 12, Equity — Offering Costs — Dealer Manager Fee, for a further discussion of the dealer manager fee funded by us.
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
For the three months ended June 30, 2019 and 2018, we incurred $0 and $581,000, respectively, and for the six months ended June 30, 2019 and 2018, we incurred $112,000 and $908,000, respectively, payable to our advisor as part of the Contingent Advisor Payment in connection with the other organizational and offering expenses that our advisor had incurred. Such expenses were charged to stockholders’ equity as incurred with a corresponding offset to accounts payable due to affiliates in our accompanying condensed consolidated balance sheets.
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
The base acquisition fee in connection with the acquisition of real estate investments accounted for as business combinations is expensed as incurred and included in acquisition related expenses in our accompanying condensed consolidated statements of operations. The base acquisition fee in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments is capitalized as part of the associated investment in our accompanying condensed consolidated balance sheets. For the three months ended June 30, 2019 and 2018, we incurred base acquisition fees of $1,343,000 and $1,065,000, respectively, and for the six months ended June 30, 2019 and 2018, we incurred base acquisition fees of $1,741,000 and $1,574,000, respectively, to our advisor. As of June 30, 2019 and December 31, 2018, we recorded $3,000 and $7,866,000, respectively, as part of the Contingent Advisor Payment, which is included in accounts payable due to affiliates with a corresponding offset to stockholders’ equity in our accompanying condensed consolidated balance sheets. As of June 30, 2019, we have paid $20,978,000 in Contingent Advisor Payments to our advisor. For a further discussion of amounts paid in connection with the Contingent Advisor Payment, see “Dealer Manager Fee” and “Other Organizational and Offering Expenses,” above. In addition, see Note 3, Real Estate Investments, Net, and Note 20, Subsequent Events, for a further discussion.
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
For the three and six months ended June 30, 2019, we incurred development fees of $1,000 and $14,000, respectively, to our advisor, which was expensed as incurred and included in acquisition related expenses in our accompanying condensed consolidated statements of operations. For the three and six months ended June 30, 2018, we did not incur any development fees to our advisor or its affiliates.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Reimbursement of Acquisition Expenses
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets, which are reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees, total development costs and real estate commissions paid to unaffiliated third parties will not exceed, in the aggregate, 6.0% of the contract purchase price of the property or real estate-related investments, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction. For the six months ended June 30, 2019 and 2018, such fees and expenses paid did not exceed 6.0% of the contract purchase price of our property acquisitions, except with respect to our acquisitions of Athens MOB, Northern California Senior Housing Portfolio, Pinnacle Warrenton ALF, Glendale MOB, Missouri SNF Portfolio, Flemington MOB Portfolio and West Des Moines SNF, which excess fees were approved by our directors as set forth above.
Reimbursements of acquisition expenses in connection with the acquisition of real estate investments accounted for as business combinations are expensed as incurred and included in acquisition related expenses in our accompanying condensed consolidated statements of operations. Reimbursements of acquisition expenses in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments are capitalized as part of the associated investment in our accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2019, we did not incur any acquisition expenses payable to our advisor or its affiliates. For both the three and six months ended June 30, 2018, we incurred $1,000 in acquisition expenses payable to our advisor or its affiliates.
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
For the three months ended June 30, 2019 and 2018, we incurred $2,003,000 and $1,070,000, respectively, and for the six months ended June 30, 2019 and 2018, we incurred $3,892,000 and $2,028,000, respectively, in asset management fees to our advisor which are included in general and administrative in our accompanying condensed consolidated statements of operations.
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
Property management fees are included in property operating expenses and rental expenses in our accompanying condensed consolidated statements of operations. For the three months ended June 30, 2019 and 2018, we incurred property management fees of $293,000 and $161,000, respectively, and for the six months ended June 30, 2019 and 2018, we incurred property management fees of $553,000 and $306,000, respectively, to American Healthcare Investors.

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
Lease fees are capitalized as lease commissions, which are included in other assets, net in our accompanying condensed consolidated balance sheets, and amortized over the term of the lease. For the three months ended June 30, 2019 and 2018, we incurred lease fees of $40,000 and $76,000, respectively, and for the six months ended June 30, 2019 and 2018, we incurred lease fees of $50,000 and $77,000, respectively.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, we pay our advisor or its affiliates a construction management fee of up to 5.0% of the cost of such improvements. Construction management fees are capitalized as part of the associated asset and included in real estate investments, net in our accompanying condensed consolidated balance sheets or are expensed and included in our accompanying condensed consolidated statements of operations, as applicable. For the three months ended June 30, 2019 and 2018, we incurred construction management fees of $19,000 and $2,000, respectively, and for the six months ended June 30, 2019 and 2018, we incurred construction management fees of $26,000 and $2,000, respectively.
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
The following table reflects our operating expenses as a percentage of average invested assets and as a percentage of net income for the 12 month periods then ended:

	12 months ended June 30,
	2019	2018
Operating expenses as a percentage of average invested assets	1.2%	1.3%
Operating expenses as a percentage of net income	40.6%	26.9%
For the 12 months ended June 30, 2019 and 2018, our operating expenses did not exceed the aforementioned limitations as 2.0% of our average invested assets was greater than 25.0% of our net income. For the three months ended June 30, 2019 and 2018, our advisor incurred operating expenses on our behalf of $32,000 and $9,000, respectively, and for the six months ended June 30, 2019 and 2018, our advisor incurred operating expenses on our behalf of $73,000 and $33,000, respectively. Operating expenses are generally included in general and administrative in our accompanying condensed consolidated statements of operations.
Compensation for Additional Services
We pay our advisor and its affiliates for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated parties for similar services. For the three and six months ended June 30, 2019 and 2018, our advisor and its affiliates were not compensated for any additional services.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, we pay our advisor or its affiliates a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated third parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the three and six months ended June 30, 2019 and 2018, we did not incur any disposition fees to our advisor or its affiliates.
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, we will pay our advisor a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the remaining net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of: (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan); plus (ii) an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three and six months ended June 30, 2019 and 2018, we did not pay any such distributions to our advisor.
Subordinated Distribution Upon Listing
Upon the listing of shares of our common stock on a national securities exchange, in redemption of our advisor’s limited partnership units, we will pay our advisor a distribution equal to 15.0% of the amount by which: (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash equal to an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing, among other factors. For the three and six months ended June 30, 2019 and 2018, we did not pay any such distributions to our advisor.
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
As of June 30, 2019 and December 31, 2018, we did not have any liability related to the subordinated distribution upon termination.
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
For the three and six months ended June 30, 2019 and 2018, our officers invested the following amounts and we issued the following shares of our Class I common stock pursuant to the 2018 Stock Purchase Plans:

		Three Months Ended June 30,				Six Months Ended June 30,
		2019		2018		2019		2018
Officer’s Name	Title	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares
Jeffrey T. Hanson	Chief Executive Officer and Chairman of the Board of Directors	$—	—	$70,000	7,321	$10,000	995	$188,000	20,106
Danny Prosky	President and Chief Operating Officer	—	—	74,000	7,820	11,000	1,103	197,000	21,125
Mathieu B. Streiff	Executive Vice President and General Counsel	—	—	65,000	6,828	10,000	999	188,000	20,145
Brian S. Peay	Chief Financial Officer	—	—	6,000	582	1,000	88	19,000	1,987
Stefan K.L. Oh	Executive Vice President of Acquisitions	—	—	9,000	893	1,000	127	17,000	1,762
Christopher M. Belford	Vice President of Asset Management	—	—	6,000	662	1,000	102	42,000	4,552
Wendie Newman	Vice President of Asset Management	—	—	2,000	236	1,000	34	4,000	469
Total		$—	—	$232,000	24,342	$35,000	3,448	$655,000	70,146
Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of June 30, 2019 and December 31, 2018:

Fee	June 30, 2019	December 31, 2018
Asset management fees	$677,000	$595,000
Property management fees	89,000	97,000
Acquisition fees	35,000	—
Lease commissions	31,000	—
Construction management fees	18,000	18,000
Operating expenses	11,000	6,000
Contingent Advisor Payment	3,000	7,866,000
Development fees	—	6,000
Total	$864,000	$8,588,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

14. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall. We did not have any assets and liabilities measured at fair value on a recurring basis as of December 31, 2018.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivative financial instruments	$—	$4,999,000	$—	$4,999,000
There were no transfers into or out of fair value measurement levels during the six months ended June 30, 2019.

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
Although we have determined that the majority of the inputs used to value our derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of June 30, 2019, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The fair value of our mortgage loans payable and the 2018 Credit Facility is estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that our mortgage loans payable and the 2018 Credit Facility are classified in Level 2 within the fair value hierarchy as reliance is placed on inputs other than quoted prices that are observable, such as interest rates and yield curves. The carrying amounts and estimated fair values of such financial instruments as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Mortgage loans payable	$26,370,000	$27,118,000	$16,892,000	$16,920,000
Line of credit and term loans	$265,561,000	$269,057,000	$270,553,000	$275,124,000
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation pursuant to the Tax Cuts and Jobs Act of 2017, or the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate to 21.0%, eliminating the corporate alternative minimum tax and changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.
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
The components of income tax expense for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Federal deferred	$(391,000)	$(642,000)	$(668,000)	$(1,382,000)
State deferred	(109,000)	(133,000)	(182,000)	(286,000)
State current	7,000	—	10,000	—
Valuation allowance	500,000	775,000	850,000	1,668,000
Total income tax expense	$7,000	$—	$10,000	$—
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
We recognize the financial statement effects of an uncertain tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of June 30, 2019 and December 31, 2018, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We assess the available evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of both June 30, 2019 and December 31, 2018, our valuation allowance fully reserves the net deferred tax asset due to inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.
16. Leases
Lessor
We have operating leases with tenants that expire at various dates through 2034. For the three and six months ended June 30, 2019, we recognized $18,880,000 and $34,027,000 of real estate revenue, respectively, related to operating lease payments, of which $3,683,000 and $6,708,000, respectively, was for variable lease payments. The following table sets forth the undiscounted cash flows for future minimum base rents due under operating leases as of June 30, 2019 for the properties that we wholly own:

Year	Amount
2019	$26,991,000
2020	53,741,000
2021	52,069,000
2022	49,000,000
2023	44,921,000
Thereafter	282,718,000
Total	$509,440,000
Future minimum base rents due under operating leases as of December 31, 2018 for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2019	$52,764,000
2020	52,207,000
2021	50,886,000
2022	48,249,000
2023	44,397,000
Thereafter	290,103,000
Total	$538,606,000
Lessee
We have ground lease obligations that generally require fixed annual rental payments and may also include escalation clauses and renewal options. These leases expire at various dates through 2107, excluding extension options. Certain of our lease agreements include rental payments that are adjusted periodically based on Consumer Price Index, and may include other variable lease costs (i.e., common area maintenance, property taxes and insurance). Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

For the three and six months ended June 30, 2019, operating lease costs were $174,000 and $301,000, respectively, which are included in rental expenses in our accompanying condensed consolidated statements of operations. Such costs include short-term leases and variable lease costs, which are immaterial. Additional information related to our operating leases as of and for the six months ended June 30, 2019 was as follows:

Amount
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,552,000
Weighted average remaining lease term (in years)	80.7
Weighted average discount rate	5.73%
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$157,000
The following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the six months ended December 31, 2019 and for each of the next four years ending December 31, 2019 and thereafter, as well as the reconciliation of those cash flows to operating lease liabilities:

Year	Amount
2019	$301,000
2020	514,000
2021	514,000
2022	514,000
2023	514,000
Thereafter	39,470,000
Total operating lease payments	41,827,000
Less: interest	32,898,000
Present value of operating lease liabilities	$8,929,000
Future minimum operating lease obligations under non-cancelable ground lease obligations as of December 31, 2018 for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2019	$307,000
2020	307,000
2021	307,000
2022	307,000
2023	307,000
Thereafter	11,978,000
Total	$13,513,000
17. Segment Reporting
As of June 30, 2019, we evaluated our business and made resource allocations based on four reportable business segments: medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities. Our medical office buildings are typically leased to multiple tenants under separate leases, thus requiring active management and responsibility for many of the associated operating expenses (much of which are, or can effectively be, passed through to the tenants). Our senior housing facilities and skilled nursing facilities are primarily single-tenant properties for which we lease the facilities to unaffiliated tenants under triple-net and generally master leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Our senior housing — RIDEA properties include senior housing facilities that are owned and operated utilizing a RIDEA structure.
We evaluate performance based upon segment net operating income. We define segment net operating income as total revenues, less rental expenses and property operating expenses, which excludes depreciation and amortization, general and

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

administrative expenses, acquisition related expenses, interest expense, income or loss from unconsolidated entity, other income and income tax expense for each segment. We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment net operating income serves as an appropriate supplemental performance measure to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Summary information for the reportable segments during the three and six months ended June 30, 2019 and 2018 was as follows:

	Medical Office Buildings	Senior Housing — RIDEA	Senior Housing	Skilled Nursing Facilities	Three Months Ended June 30, 2019
Revenues:
Real estate revenue	$13,163,000	$—	$2,724,000	$2,993,000	$18,880,000
Resident fees and services	—	11,493,000	—	—	11,493,000
Total revenues	13,163,000	11,493,000	2,724,000	2,993,000	30,373,000
Expenses:
Rental expenses	4,663,000	—	485,000	180,000	5,328,000
Property operating expenses	—	9,845,000	—	—	9,845,000
Segment net operating income	$8,500,000	$1,648,000	$2,239,000	$2,813,000	$15,200,000
Expenses:
General and administrative					$3,241,000
Acquisition related expenses					1,300,000
Depreciation and amortization					9,931,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)					(3,807,000)
Loss in fair value derivative financial instruments					(3,021,000)
Income from unconsolidated entity					138,000
Other income					80,000
Loss before income taxes					(5,882,000)
Income tax expense					(7,000)
Net loss					$(5,889,000)

	Medical Office Buildings	Senior Housing — RIDEA	Senior Housing	Skilled Nursing Facilities	Three Months Ended June 30, 2018
Revenues:
Real estate revenue	$7,775,000	$—	$2,210,000	$599,000	$10,584,000
Resident fees and services	—	8,426,000	—	—	8,426,000
Total revenues	7,775,000	8,426,000	2,210,000	599,000	19,010,000
Expenses:
Rental expenses	2,142,000	—	310,000	100,000	2,552,000
Property operating expenses	—	6,766,000	—	—	6,766,000
Segment net operating income	$5,633,000	$1,660,000	$1,900,000	$499,000	$9,692,000
Expenses:
General and administrative					$1,578,000
Acquisition related expenses					61,000
Depreciation and amortization					7,851,000
Interest expense (including amortization of deferred financing costs and debt discount/premium)					(1,160,000)
Net loss					$(958,000)

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Medical Office Buildings	Senior Housing — RIDEA	Senior Housing	Skilled Nursing Facilities	Six Months Ended June 30, 2019
Revenues:
Real estate revenue	$24,658,000	$—	$3,566,000	$5,803,000	$34,027,000
Resident fees and services	—	22,188,000	—	—	22,188,000
Total revenues	24,658,000	22,188,000	3,566,000	5,803,000	56,215,000
Expenses:
Rental expenses	8,233,000	—	776,000	300,000	9,309,000
Property operating expenses	—	18,310,000	—	—	18,310,000
Segment net operating income	$16,425,000	$3,878,000	$2,790,000	$5,503,000	$28,596,000
Expenses:
General and administrative					$7,431,000
Acquisition related expenses					1,418,000
Depreciation and amortization					26,009,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)					(7,392,000)
Loss in fair value derivative financial instruments					(4,999,000)
Income from unconsolidated entity					264,000
Other income					149,000
Loss before income taxes					(18,240,000)
Income tax expense					(10,000)
Net loss					$(18,250,000)

	Medical Office Buildings	Senior Housing — RIDEA	Senior Housing	Skilled Nursing Facilities	Six Months Ended June 30, 2018
Revenues:
Real estate revenue	$14,719,000	$—	$4,498,000	$800,000	$20,017,000
Resident fees and services	—	16,835,000	—	—	16,835,000
Total revenues	14,719,000	16,835,000	4,498,000	800,000	36,852,000
Expenses:
Rental expenses	4,089,000	—	681,000	133,000	4,903,000
Property operating expenses	—	13,999,000	—	—	13,999,000
Segment net operating income	$10,630,000	$2,836,000	$3,817,000	$667,000	$17,950,000
Expenses:
General and administrative					$3,698,000
Acquisition related expenses					156,000
Depreciation and amortization					15,046,000
Interest expense (including amortization of deferred financing costs and debt discount/premium)					(2,244,000)
Net loss					$(3,194,000)

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Assets by reportable segment as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
Medical office buildings	$473,714,000	$417,708,000
Senior housing — RIDEA	159,462,000	146,965,000
Senior housing	144,737,000	154,716,000
Skilled nursing facilities	122,304,000	115,657,000
Other	56,374,000	61,326,000
Total assets	$956,591,000	$896,372,000
18. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, accounts and other receivables, restricted cash and real estate deposits. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of June 30, 2019 and December 31, 2018, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. In general, we perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of June 30, 2019, two states in the United States accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized net operating income. Our properties located in Missouri and Michigan accounted for 12.8%, and 10.9%, respectively, of our total property portfolio’s annualized base rent or annualized net operating income. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
Based on leases in effect as of June 30, 2019, our four reportable business segments, medical office buildings, senior housing, skilled nursing facilities and senior housing — RIDEA accounted for 56.4%, 15.8%, 15.2% and 12.6%, respectively, of our total property portfolio’s annualized base rent or annualized net operating income.
As of June 30, 2019, we had one tenant that accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized net operating income as follows:

Tenant	Annualized Base Rent(1)	Percentage of Annualized Base Rent	Acquisition	Reportable Segment	GLA (Sq Ft)	Lease Expiration Date
RC Tier Properties, LLC	$7,629,000	11.6%	Missouri SNF Portfolio	Skilled Nursing	385,000	09/30/33
___________

(1)
Annualized base rent is based on contractual base rent from leases in effect as of June 30, 2019. The loss of this tenant or its inability to pay rent could have a material adverse effect on our business and results of operations.

19. Per Share Data
Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $5,000 and $4,000, respectively, for the three months ended June 30, 2019 and 2018 and $11,000 and $8,000, respectively, for the six months ended June 30, 2019 and 2018. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock. As of June 30, 2019 and 2018, there were 37,500 and 28,500 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of both June 30, 2019 and 2018, there were 208 units of redeemable limited partnership units of our operating partnership

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

outstanding, but such units were excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.
20. Subsequent Events
Property Acquisitions
Subsequent to June 30, 2019, we completed the acquisition of two buildings from unaffiliated third parties. The following is a summary of our property acquisitions subsequent to June 30, 2019:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Line of Credit(2)	Total Acquisition Fee(3)
Overland Park MOB	Overland Park, KS	Medical Office	08/05/19	$28,350,000	$28,700,000	$638,000
Blue Badger MOB	Marysville, OH	Medical Office	08/09/19	13,650,000	12,000,000	307,000
				$42,000,000	$40,700,000	$945,000
___________

(1)	We own 100% of our properties acquired subsequent to June 30, 2019.

(2)	Represents a borrowing under the 2018 Credit Facility, as defined in Note 7, Line of Credit and Term Loans, at the time of acquisition.

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
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2018 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 18, 2019. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of June 30, 2019 and December 31, 2018, together with our results of operations and cash flows for the three and six months ended June 30, 2019 and 2018.
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
On February 16, 2016, we commenced our initial public offering, or our initial offering, in which we were initially offering to the public up to $3,150,000,000 in shares of our Class T common stock, consisting of up to $3,000,000,000 in shares of our Class T common stock in the primary portion of our initial offering and up to $150,000,000 in shares of our Class T common stock pursuant to our distribution reinvestment plan, as amended, or the DRIP. Effective June 17, 2016, we reallocated certain of the unsold shares of Class T common stock being offered and began offering shares of Class I common stock, such that we were offering up to approximately $2,800,000,000 in shares of Class T common stock and $200,000,000 in shares of Class I common stock in the primary portion of our initial offering, and up to an aggregate of $150,000,000 in shares of our Class T and Class I common stock pursuant to the DRIP, aggregating up to $3,150,000,000. On February 15, 2019, we terminated our initial offering, and as of such date, we sold 75,641,074 aggregate shares of our Class T and Class I common stock, or approximately $754,132,000, and a total of $31,021,000 in distributions were reinvested that resulted in 3,253,535 shares of our common stock being issued pursuant to the DRIP portion of our initial offering. See Note 12, Equity — Common Stock, to our accompanying condensed consolidated financial statements, for a further discussion.
On January 18, 2019, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, or the Securities Act, to register a maximum of $100,000,000 of additional shares of our common stock to be issued pursuant to the DRIP, or the 2019 DRIP Offering. The Registration Statement on Form S-3 was automatically effective with the SEC upon its filing. We commenced offering shares pursuant to the 2019 DRIP Offering on March 1, 2019 following the termination of our initial offering on February 15, 2019. See Note 12, Equity — Distribution Reinvestment Plan, to our accompanying condensed consolidated financial statements, for a further discussion. We collectively refer to the DRIP portion of our initial offering and the 2019 DRIP Offering as our DRIP Offerings. As of June 30, 2019, a total of $8,533,000 in distributions were reinvested that resulted in 889,370 shares of our common stock being issued pursuant to the 2019 DRIP Offering.
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
We currently operate through four reportable business segments: medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities. As of June 30, 2019, we had completed 36 property acquisitions whereby we owned 73 properties, comprising 78 buildings, or approximately 4,113,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $897,289,000, as well as a 6.0% interest in a joint venture which owns and operates a portfolio of integrated senior health campuses and ancillary businesses.
Critical Accounting Policies
The complete listing of our Critical Accounting Policies was previously disclosed in our 2018 Annual Report on Form 10-K, as filed with the SEC on March 18, 2019, and there have been no material changes to our Critical Accounting Policies as disclosed therein, except as included within Note 2, Summary of Significant Accounting Policies, to our accompanying condensed consolidated financial statements.
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
Scheduled Lease Expirations
Excluding our senior housing — RIDEA facilities, as of June 30, 2019, our properties were 95.6% leased and during the remainder of 2019, 5.6% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next 12 months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. As of June 30, 2019, our remaining weighted average lease term was 8.9 years, excluding our senior housing — RIDEA facilities.
For the three and six months ended June 30, 2019, our senior housing — RIDEA facilities were 82.0% and 82.1% leased, respectively. Substantially all of our leases with residents at such properties are for a term of one year or less.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2019 and 2018
Our operating results are primarily comprised of income derived from our portfolio of properties and expenses in connection with the acquisition and operation of such properties. In general, we expect amounts related to our portfolio of operating properties to increase in the future based on a full year of operations of newly acquired properties as well as any additional real estate and real estate-related investments we may acquire.
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2016; senior housing facility in December 2016; senior housing — RIDEA facility in November 2017; and skilled nursing facility in March 2018, we added a new reporting segment at each such time. As of June 30, 2019, we operated through four reportable business segments, with activities related to investing in medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities.
Changes in our operating results are primarily due to owning 78 buildings as of June 30, 2019, as compared to owning 45 buildings as of June 30, 2018. As of June 30, 2019 and 2018, we owned the following types of properties:

	June 30,
	2019			2018
	Number of Buildings	Aggregate Contract Purchase Price	Leased %	Number of Buildings	Aggregate Contract Purchase Price	Leased %
Medical office buildings	34	$478,039,000	92.3%	21	$309,640,000	92.4%
Senior housing	19	147,600,000	100%	12	94,350,000	100%
Senior housing — RIDEA	14	153,850,000	(1)	10	109,500,000	(1)
Skilled nursing facilities	11	117,800,000	100%	2	22,600,000	100%
Total/weighted average(2)	78	$897,289,000	95.6%	45	$536,090,000	95.1%
___________

(1)
For the three months ended June 30, 2019 and 2018, the leased percentage for the resident units of our senior housing — RIDEA facilities was 82.0% and 76.7%, respectively, and for the six months ended June 30, 2019 and 2018, the leased percentage for the resident units of our senior housing — RIDEA facilities was 82.1% and 76.5%, respectively, based on daily average occupancy of licensed beds/units.

(2)	Leased percentage excludes our senior housing — RIDEA facilities.

Revenues
Our primary sources of revenue include rent and resident fees and services from our properties. Revenue by reportable segment consisted of the following for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Real Estate Revenue
Medical office buildings	$13,163,000	$7,775,000	$24,658,000	$14,719,000
Skilled nursing facilities	2,993,000	599,000	5,803,000	800,000
Senior housing	2,724,000	2,210,000	3,566,000	4,498,000
Total real estate revenue	18,880,000	10,584,000	34,027,000	20,017,000
Resident Fees and Services
Senior housing — RIDEA	11,493,000	8,426,000	22,188,000	16,835,000
Total resident fees and services	11,493,000	8,426,000	22,188,000	16,835,000
Total revenues	$30,373,000	$19,010,000	$56,215,000	$36,852,000
For the three months ended June 30, 2019 and 2018, real estate revenue was $18,880,000 and $10,584,000, respectively, and primarily comprised of base rent of $14,028,000 and $7,862,000, respectively, and expense recoveries of $3,669,000 and $1,915,000, respectively. For the six months ended June 30, 2019 and 2018, real estate revenue was $34,027,000 and$20,017,000, respectively, and primarily comprised of base rent of $26,456,000 and $14,777,000, respectively, and expense recoveries of $6,671,000 and $3,737,000, respectively. The increase in real estate revenue for the three and six months ended June 30, 2019, compared to the corresponding prior year period, is primarily due to the acquisition of 13 medical office buildings, nine skilled nursing facilities and seven senior housing facilities subsequent to June 30, 2018.
The increase in resident fees and services for the three and six months ended June 30, 2019, compared to the corresponding prior year period, is primarily due to the acquisition of four senior housing — RIDEA facilities subsequent to June 30, 2018.
Rental Expenses and Property Operating Expenses
Rental expenses and rental expenses as a percentage of real estate revenue, as well as property operating expenses and property operating expenses as a percentage of resident fees and services, by reportable segment consisted of the following for the periods then ended:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Rental Expenses
Medical office buildings	$4,663,000	35.4%	$2,142,000	27.5%	$8,233,000	33.4%	$4,089,000	27.8%
Senior housing	485,000	17.8%	310,000	14.0%	776,000	21.8%	681,000	15.1%
Skilled nursing facilities	180,000	6.0%	100,000	16.7%	300,000	5.2%	133,000	16.6%
Total rental expenses	$5,328,000	28.2%	$2,552,000	24.1%	$9,309,000	27.4%	$4,903,000	24.5%
Property Operating Expenses
Senior housing — RIDEA	$9,845,000	85.7%	$6,766,000	80.3%	$18,310,000	82.5%	$13,999,000	83.2%
Total property operating expenses	$9,845,000	85.7%	$6,766,000	80.3%	$18,310,000	82.5%	$13,999,000	83.2%
Senior housing — RIDEA facilities typically have a higher percentage of direct operating expenses to revenue than medical office buildings, senior housing facilities and skilled nursing facilities due to the nature of RIDEA facilities where we conduct day-to-day operations.

General and Administrative
General and administrative expenses consisted of the following for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Asset management fees — affiliates	$2,003,000	$1,070,000	$3,892,000	$2,028,000
Professional and legal fees	608,000	263,000	1,827,000	735,000
Transfer agent services	138,000	83,000	264,000	163,000
Bad debt expense, net	126,000	(201,000)	781,000	146,000
Board of directors fees	65,000	58,000	134,000	115,000
Directors’ and officers’ liability insurance	62,000	53,000	119,000	106,000
Postage and delivery	57,000	70,000	59,000	81,000
Restricted stock compensation	53,000	45,000	92,000	75,000
Bank charges	52,000	63,000	110,000	120,000
Franchise taxes	28,000	46,000	78,000	90,000
Other	49,000	28,000	75,000	39,000
Total	$3,241,000	$1,578,000	$7,431,000	$3,698,000
The increase in general and administrative expenses for the three and six months ended June 30, 2019, compared to the corresponding prior year period, is primarily due to the acquisition of additional properties in 2018 and 2019 and thus, incurring higher asset management fees to our advisor or its affiliates and higher professional and legal fees. Accordingly, we expect general and administrative expenses to continue to increase in 2019 as we acquire additional properties.
Acquisition Related Expenses
For the three and six months ended June 30, 2019, acquisition related expenses were $1,300,000 and $1,418,000, respectively, and for the three and six months ended June 30, 2018, acquisition related expenses were $61,000 and $156,000, respectively, and were related primarily to costs incurred in pursuit of properties that did not result in an acquisition.
Depreciation and Amortization
For the three months ended June 30, 2019 and 2018, depreciation and amortization was $9,931,000 and $7,851,000, respectively, and consisted primarily of depreciation on our operating properties of $6,490,000 and $3,781,000, respectively, and amortization on our identified intangible assets of $3,412,000 and $4,060,000, respectively.
For the six months ended June 30, 2019 and 2018, depreciation and amortization was $26,009,000 and $15,046,000, respectively, and consisted primarily of depreciation on our operating properties of $13,450,000 and $7,197,000, respectively, and amortization on our identified intangible assets of $12,507,000 and $7,831,000, respectively.

Interest Expense
Interest expense, including gain or loss in fair value of derivative financial instruments, consisted of the following for the periods then ended. See Note 6, Mortgage Loans Payable, Net, Note 7, Line of Credit and Term Loans and Note 8, Derivative Financial Instruments, to our accompanying condensed consolidated financial statements, for a further discussion.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest expense:
Line of credit and term loans and derivative financial instruments	$2,957,000	$745,000	$5,763,000	$1,457,000
Mortgage loans payable	258,000	175,000	451,000	317,000
Amortization of deferred financing costs:
Line of credit and term loans	562,000	219,000	1,122,000	437,000
Mortgage loans payable	19,000	18,000	39,000	33,000
Loss in fair value of derivative financial instruments	3,021,000	—	4,999,000	—
Amortization of debt discount/premium	11,000	3,000	17,000	—
Total	$6,828,000	$1,160,000	$12,391,000	$2,244,000
Liquidity and Capital Resources
Our sources of funds primarily consist of operating cash flows and borrowings. In the normal course of business, our principal demands for funds are for acquisitions of real estate and real estate-related investments, payment of operating expenses, capital improvement expenditures, interest on our indebtedness and distributions to our stockholders.
Our total capacity to pay operating expenses, capital improvement expenditures, interest and distributions and acquire real estate and real estate-related investments is a function of our current cash position, our borrowing capacity on our line of credit, as well as any future indebtedness that we may incur. As of June 30, 2019, our cash on hand was $18,236,000 and we had $131,100,000 available on our line of credit and term loans. We believe that these resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months.
We estimate that we will require approximately $6,253,000 to pay interest on our outstanding indebtedness for the remainder of 2019, based on interest rates in effect as of June 30, 2019, and that we will require $350,000 to pay principal on our outstanding indebtedness for the remainder of 2019. We also require resources to make certain payments to our advisor and its affiliates. See Note 13, Related Party Transactions, to our accompanying condensed consolidated financial statements for a further discussion of our payments to our advisor and its affiliates. Generally, cash needs for such items will be met from operations and borrowings.
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
Based on the properties we own as of June 30, 2019, we estimate that our discretionary expenditures for capital and tenant improvements will be $7,892,000 for the remaining six months of 2019. As of June 30, 2019, we had $250,000 of restricted cash in reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure and distribution levels or be able to obtain additional sources of financing on commercially favorable terms or at all.
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
Cash Flows
The following table sets forth changes in cash flows:

	Six Months Ended June 30,
	2019	2018
Cash, cash equivalents and restricted cash — beginning of period	$14,590,000	$7,103,000
Net cash provided by operating activities	17,100,000	9,693,000
Net cash used in investing activities	(68,039,000)	(77,936,000)
Net cash provided by financing activities	54,878,000	88,090,000
Cash, cash equivalents and restricted cash — end of period	$18,529,000	$26,950,000
The following summary discussion of our changes in our cash flows is based on our accompanying condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
For the six months ended June 30, 2019 and 2018, cash flows provided by operating activities primarily related to the cash flows provided by our property operations, offset by payments of general and administrative expenses. See “Results of Operations” above for a further discussion. We anticipate cash flows from operating activities to increase in 2019 as we purchase additional real estate investments.
Investing Activities
For the six months ended June 30, 2019, cash flows used in investing activities related primarily to our property acquisitions in the amount of $66,749,000 and the payment of $2,216,000 for capital expenditures. For the six months ended June 30, 2018, cash flows used in investing activities related primarily to our property acquisitions in the amount of $65,505,000 and the payment of $8,565,000 for real estate deposits. Cash flows used in investing activities are heavily dependent upon the investment of our net offering proceeds in real estate investments. We anticipate cash flows used in investing activities to increase as we acquire additional properties and real estate-related investments.
Financing Activities
For the six months ended June 30, 2019, cash flows provided by financing activities related primarily to funds raised from investors in our initial offering in the amount of $90,477,000, partially offset by the payment of offering costs of $15,787,000 in connection with our initial offering and 2019 DRIP Offering, $10,039,000 in distributions to our common stockholders and net payments on our line of credit and term loans of $6,100,000. For the six months ended June 30, 2018, cash flows provided by financing activities related primarily to funds raised from investors in our initial offering in the amount of $114,461,000, partially offset by net payments on our line of credit and term loans of $9,700,000, the payment of offering costs of $9,118,000 in connection with our initial offering and distributions to our common stockholders of $6,076,000. Overall, we anticipate cash flows from financing activities to decrease in the future since we terminated our initial offering on February 15, 2019. However, we anticipate our indebtedness to increase as we acquire additional properties and real estate-related investments.

Distributions
Our board authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on May 1, 2016 and ending on September 30, 2019. The daily distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our Class T and Class I common stock, which is equal to an annualized distribution of $0.60 per share. These distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to our DRIP Offerings monthly in arrears, only from legally available funds.
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
The distributions paid for the six months ended June 30, 2019 and 2018, along with the amount of distributions reinvested pursuant to our DRIP Offerings and the sources of distributions as compared to cash flows from operations were as follows:

	Six Months Ended June 30,
	2019		2018
Distributions paid in cash	$10,039,000		$6,076,000
Distributions reinvested	12,457,000		7,767,000
	$22,496,000		$13,843,000
Sources of distributions:
Cash flows from operations	$17,100,000	76.0%	$9,693,000	70.0%
Offering proceeds	5,396,000	24.0	4,150,000	30.0
	$22,496,000	100%	$13,843,000	100%
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
As of June 30, 2019, we had an amount payable of $846,000 to our advisor or its affiliates primarily for asset management fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice. See Note 13, Related Party Transactions — Acquisition and Development Stage — Acquisition Fee, to our accompanying condensed consolidated financial statements, for a further discussion.
As of June 30, 2019, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than $80,000 in asset management fees waived by our advisor in 2016, which was equal to the amount of distributions payable from May 1, 2016 through June 27, 2016, the day prior to our first property acquisition. Other than such waiver of asset management fees by our advisor to provide us with additional funds to pay initial distributions to our stockholders through June 27, 2016, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer or continue to defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.

The distributions paid for the six months ended June 30, 2019 and 2018, along with the amount of distributions reinvested pursuant to our DRIP Offerings and the sources of our distributions as compared to funds from operations attributable to controlling interest, or FFO, were as follows:

	Six Months Ended June 30,
	2019		2018
Distributions paid in cash	$10,039,000		$6,076,000
Distributions reinvested	12,457,000		7,767,000
	$22,496,000		$13,843,000
Sources of distributions:
FFO attributable to controlling interest	$9,443,000	42.0%	$11,838,000	85.5%
Offering proceeds	13,053,000	58.0	2,005,000	14.5
	$22,496,000	100%	$13,843,000	100%
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
Financing
We intend to continue to finance all or a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that our overall leverage will not exceed 50.0% of the combined market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of June 30, 2019, our aggregate borrowings were 28.5% of the combined market value of all of our real estate investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of August 12, 2019 and June 30, 2019, our leverage did not exceed 300% of the value of our net assets.
Mortgage Loans Payable, Net
For a discussion of our mortgage loans payable, net, see Note 6, Mortgage Loans Payable, Net, to our accompanying condensed consolidated financial statements.
Line of Credit and Term Loans
For a discussion of our line of credit and term loans, see Note 7, Line of Credit and Term Loans, to our accompanying condensed consolidated financial statements.
REIT Requirements
In order to maintain our qualification as a REIT for federal income tax purposes, we are required to make distributions to our stockholders of at least 90.0% of our annual taxable income, excluding net capital gains. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collection of receivables, we may seek to obtain capital to pay distributions by means of secured debt financing through one or more unaffiliated parties. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties.

Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 10, Commitments and Contingencies, to our accompanying condensed consolidated financial statements.
Debt Service Requirements
Typically, a significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of June 30, 2019, we had $27,463,000 ($26,370,000, including discount/premium and deferred financing costs, net) of fixed-rate mortgage loans payable outstanding secured by our properties. As of June 30, 2019, we had $268,900,000 outstanding, and $131,100,000 remained available under our line of credit and term loans. See Note 6, Mortgage Loans Payable, Net, and Note 7, Line of Credit and Term Loans, to our accompanying condensed consolidated financial statements.
We are required by the terms of certain loan documents to meet certain covenants, such as leverage ratios, net worth ratios, debt service coverage ratios, fixed charge coverage ratios and reporting requirements. As of June 30, 2019, we were in compliance with all such covenants and requirements on our mortgage loans payable and our line of credit and term loans. As of June 30, 2019, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps, was 4.22% per annum.
Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our line of credit and term loans; (ii) interest payments on our mortgage loans payable and our line of credit and term loans; and (iii) ground lease obligations as of June 30, 2019:

	Payments Due by Period
	2019	2020-2021	2022-2023	Thereafter	Total
Principal payments — fixed-rate debt	$350,000	$8,954,000	$1,331,000	$16,828,000	$27,463,000
Interest payments — fixed-rate debt	577,000	1,610,000	1,370,000	6,083,000	9,640,000
Principal payments — variable-rate debt	—	268,900,000	—	—	268,900,000
Interest payments — variable-rate debt (based on rates in effect as of June 30, 2019)	5,676,000	21,742,000	—	—	27,418,000
Ground lease obligations	301,000	1,028,000	1,028,000	39,470,000	41,827,000
Total	$6,904,000	$302,234,000	$3,729,000	$62,381,000	$375,248,000
Off-Balance Sheet Arrangements
As of June 30, 2019, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Inflation
During the six months ended June 30, 2019 and 2018, inflation has not significantly affected our operations because of the moderate inflation rate; however, we expect to be exposed to inflation risk as income from future long-term leases will be the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions include negotiated rental increases, reimbursement billings for operating expense pass-through charges, and real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.
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
Changes in the accounting and reporting rules under GAAP that were put into effect and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that may be expensed as operating expenses under GAAP. We believe these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We have used the proceeds raised in our initial offering to acquire properties, and we intend to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within five years after the completion of our initial offering stage, which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the IPA, an industry trade group, has standardized a measure known as modified funds from operations, which the IPA has recommended as a supplemental performance measure for publicly registered, non-listed REITs, and which we believe to be another appropriate supplemental performance measure to reflect the operating performance of a publicly registered, non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income (loss) as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes expensed acquisition fees and expenses that affect our operations only in periods in which properties are acquired and that we consider more reflective of investing activities, as well as other non-operating items included in FFO, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering stage has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the publicly registered, non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering stage and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering stage has been completed and properties have been acquired, as it excludes expensed acquisition fees and expenses that have a negative effect on our operating performance during the periods in which properties are acquired.
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
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above- and below-market leases, change in deferred rent, fair value adjustments of derivative financial instruments and the adjustments of such items related to our investment in an unconsolidated entity and redeemable noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the three and six months ended June 30, 2019 and 2018. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent redeployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses are not reimbursed by our advisor or its affiliates and third parties, and therefore if there is no further cash on hand, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows. Certain acquisition related expenses under GAAP, such as expenses incurred in connection with property acquisitions accounted for as business combinations, are considered operating expenses and as expenses included in the determination of net income (loss), which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the future, we may pay acquisition fees or reimburse acquisition expenses due to our advisor and its affiliates, or a portion thereof, with net proceeds from borrowed funds, operational earnings or cash flows, net proceeds from the sale of properties or ancillary cash flows. As a result, the amount of funds from borrowings available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates did not accrue any claim on our assets since acquisition fees and expenses were not paid from the proceeds of our initial offering.
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

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(5,889,000)	$(958,000)	$(18,250,000)	$(3,194,000)
Add:
Depreciation and amortization related to real estate — consolidated properties	9,931,000	7,851,000	26,009,000	15,046,000
Depreciation and amortization related to real estate — unconsolidated entity	845,000	—	1,693,000	—
Net loss attributable to redeemable noncontrolling interests	32,000	58,000	57,000	125,000
Less:
Depreciation and amortization related to redeemable noncontrolling interests	(33,000)	(70,000)	(66,000)	(139,000)
FFO attributable to controlling interest	$4,886,000	$6,881,000	$9,443,000	$11,838,000

Acquisition related expenses(1)	$1,300,000	$61,000	$1,418,000	$156,000
Amortization of above- and below-market leases(2)	(39,000)	(81,000)	(94,000)	(126,000)
Change in deferred rent(3)	(1,074,000)	(703,000)	(647,000)	(1,336,000)
Loss in fair value of derivative financial instruments(4)	3,021,000	—	4,999,000	—
Adjustments for unconsolidated entity(5)	79,000	—	161,000	—
Adjustments for redeemable noncontrolling interests(5)	—	—	—	—
MFFO attributable to controlling interest	$8,173,000	$6,158,000	$15,280,000	$10,532,000
Weighted average Class T and Class I common shares outstanding — basic and diluted	79,026,999	51,277,753	77,077,068	48,224,165
Net loss per Class T and Class I common share — basic and diluted	$(0.07)	$(0.02)	$(0.24)	$(0.07)
FFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$0.06	$0.13	$0.12	$0.25
MFFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$0.10	$0.12	$0.20	$0.22
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

(3)
Under GAAP, as a lessor, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays). As a lessee, we record amortization of right-of-use assets and accretion of lease liabilities for our operating leases. This may result in income or expense recognition that is significantly different than the underlying contract terms. By adjusting for such amounts, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns results with management’s analysis of operating performance.

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

Net Operating Income
Net operating income, or NOI, is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, acquisition related expenses, depreciation and amortization, interest expense, income from unconsolidated entity, other income and income tax expense. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount to be used to fund acquisition fees and expenses. The purchase of real estate and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate operating revenues and cash flows to make distributions to our stockholders. However, we do not intend to fund acquisition fees and expenses in the future from operating revenues and cash flows, nor from the sale of properties and subsequent redeployment of capital and concurrent incurring of acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses are not reimbursed by our advisor or its affiliates and third parties, and therefore, if there is no further cash on hand to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows. As a result, the amount of funds available for investment, operations and non-operating expenses would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates did not accrue any claim on our assets since acquisition fees and expenses were not paid from the proceeds of our initial offering. Certain acquisition related expenses under GAAP, such as expenses incurred in connection with property acquisitions accounted for as business combinations, are considered operating expenses and as expenses included in the determination of net income (loss), which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property.
NOI is not equivalent to our net income (loss) as determined under GAAP and may not be a useful measure in measuring operational income or cash flows. Furthermore, NOI is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) as an indication of our performance, as an alternative to cash flows from operations, as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. NOI should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) or in its applicability in evaluating our operating performance. Investors are also cautioned that NOI should only be used to assess our operational performance in periods in which we have not incurred or accrued any acquisition related expenses.
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

To facilitate understanding of this financial measure, the following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to NOI for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(5,889,000)	$(958,000)	$(18,250,000)	$(3,194,000)
General and administrative	3,241,000	1,578,000	7,431,000	3,698,000
Acquisition related expenses	1,300,000	61,000	1,418,000	156,000
Depreciation and amortization	9,931,000	7,851,000	26,009,000	15,046,000
Interest expense	6,828,000	1,160,000	12,391,000	2,244,000
Income from unconsolidated entity	(138,000)	—	(264,000)	—
Other income	(80,000)	—	(149,000)	—
Income tax expense	7,000	—	10,000	—
Net operating income	$15,200,000	$9,692,000	$28,596,000	$17,950,000
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
We have entered into and may continue to enter into derivative financial instruments such as interest rate swaps in order to mitigate our interest rate risk on a related financial instrument. Because we have not elected to apply hedge accounting treatment to these derivatives, changes in the fair value of interest rate derivative financial instruments are recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations. As of June 30, 2019, our interest rate swap liabilities are recorded in our accompanying condensed consolidated balance sheets at their aggregate fair value of $4,999,000. We will not enter into derivatives or interest rate transactions for speculative purposes.

As of June 30, 2019, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Fixed-rate debt — principal payments	$350,000	$8,332,000	$622,000	$651,000	$680,000	$16,828,000	$27,463,000	$27,118,000
Weighted average interest rate on maturing fixed-rate debt	4.53%	4.75%	4.48%	4.49%	4.49%	3.87%	4.19%	—
Variable-rate debt — principal payments	$—	$—	$268,900,000	$—	$—	$—	$268,900,000	$269,057,000
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of June 30, 2019)	—%	—%	4.15%	—%	—%	—%	4.15%	—
Mortgage Loans Payable, Net and Line of Credit and Term Loans
Mortgage loans payable were $27,463,000 ($26,370,000, including discount/premium and deferred financing costs, net) as of June 30, 2019. As of June 30, 2019, we had four fixed-rate mortgage loans with interest rates ranging from 3.67% to 5.25% per annum. In addition, as of June 30, 2019, we had $268,900,000 outstanding under our line of credit and term loans at a weighted average interest rate of 4.15% per annum.
As of June 30, 2019, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps, was 4.22% per annum. An increase in the variable interest rate on our variable-rate line of credit and term loans constitutes a market risk. As of June 30, 2019, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on our variable-rate line of credit and term loans by $96,000, or 0.77% of total annualized interest expense on our mortgage loans payable and our line of credit and term loans. See Note 6, Mortgage Loans Payable, Net, and Note 7, Line of Credit and Term Loans, to our accompanying condensed consolidated financial statements, for a further discussion.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2019 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2019, were effective at the reasonable assurance level.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our board authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on May 1, 2016 and ending on September 30, 2019. The daily distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our Class T and Class I common stock, which is equal to an annualized distribution of $0.60 per share. These distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to our DRIP Offerings monthly in arrears, only from legally available funds.
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

The distributions paid for the six months ended June 30, 2019 and 2018, along with the amount of distributions reinvested pursuant to our DRIP Offerings and the sources of distributions as compared to cash flows from operations were as follows:

	Six Months Ended June 30,
	2019		2018
Distributions paid in cash	$10,039,000		$6,076,000
Distributions reinvested	12,457,000		7,767,000
	$22,496,000		$13,843,000
Sources of distributions:
Cash flows from operations	$17,100,000	76.0%	$9,693,000	70.0%
Offering proceeds	5,396,000	24.0	4,150,000	30.0
	$22,496,000	100%	$13,843,000	100%
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
As of June 30, 2019, we had an amount payable of $846,000 to our advisor or its affiliates primarily for asset management fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
As of June 30, 2019, no amounts due to our advisor or its affiliates had been deferred, waived or forgiven other than $80,000 in asset management fees waived by our advisor in 2016, which was equal to the amount of distributions payable from May 1, 2016 through June 27, 2016, the day prior to our first property acquisition. Other than the waiver of such asset management fees by our advisor to provide us with additional funds to pay initial distributions to our stockholders through June 27, 2016, our advisor and its affiliates, including our co-sponsors, have no obligation to defer or forgive fees owed by us to our advisor or its affiliates or to advance any funds to us. In the future, if our advisor or its affiliates do not defer or continue to defer, waive or forgive amounts due to them, this would negatively affect our cash flows from operations, which could result in us paying distributions, or a portion thereof, using borrowed funds. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds.
The distributions paid for the six months ended June 30, 2019 and 2018, along with the amount of distributions reinvested pursuant to our DRIP Offerings and the sources of our distributions as compared to FFO were as follows:

	Six Months Ended June 30,
	2019		2018
Distributions paid in cash	$10,039,000		$6,076,000
Distributions reinvested	12,457,000		7,767,000
	$22,496,000		$13,843,000
Sources of distributions:
FFO attributable to controlling interest	$9,443,000	42.0%	$11,838,000	85.5%
Offering proceeds	13,053,000	58.0	2,005,000	14.5
	$22,496,000	100%	$13,843,000	100%
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
As of August 12, 2019, rental payments by our tenant, RC Tier Properties, LLC, accounted for approximately 11.2% of our total property portfolio’s annualized base rent or annualized NOI. The success of our investments materially depends upon the financial stability of the tenants leasing the properties we own. Therefore, a non-renewal after the expiration of a lease term, termination, default or other failure to meet rental obligations by significant tenants, such as RC Tier Properties, LLC, would significantly lower our net income. These events could cause us to reduce the amount of distributions to our stockholders.
A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.
We have a concentration of properties in particular geographic areas; therefore, any adverse situation that disproportionately effects one of those areas would have a magnified adverse effect on our portfolio. As of August 12, 2019, our properties located in Missouri and Michigan accounted for approximately 12.3% and 10.4%, respectively, of our total property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

The current trend for seniors to delay moving to senior housing facilities until they require greater care or to forgo moving to senior housing facilities altogether could have a material adverse effect on our business, financial condition and results of operations.
Seniors have been increasingly delaying their moves to senior housing facilities, including to our leased and managed senior housing facilities, until they require greater care, and increasingly forgoing moving to senior housing facilities altogether. Further, rehabilitation therapy and other services are increasingly being provided to seniors on an outpatient basis or in seniors’ personal residences in response to market demand and government regulation, which may increase the trend for seniors to delay moving to senior housing facilities. Such delays may cause decreases in occupancy rates and increases in resident turnover rates at our senior housing facilities. Moreover, seniors may have greater care needs and require higher acuity services, which may increase our tenants’ and managers’ cost of business, expose our tenants and managers to additional liability or result in lost business and shorter stays at our leased and managed senior housing facilities if our tenants and managers are not able to provide the requisite care services or fail to adequately provide those services. These trends may negatively impact the occupancy rates, revenues, and cash flows at our leased and managed senior housing facilities and our results of operations. Further, if any of our tenants or managers are unable to offset lost revenues from these trends by providing and growing other revenue sources, such as new or increased service offerings to seniors, our senior housing facilities may be unprofitable and we may receive lower returns and rent, and the value of our senior housing facilities may decline.
The Healthcare Reform Law imposes additional requirements on skilled nursing facilities regarding compliance and disclosure.
The Health Care and Education and Reconciliation Act of 2010, or the Healthcare Reform Law, requires skilled nursing facilities to have a compliance and ethics program that is effective in preventing and detecting criminal, civil and administrative violations and in promoting quality of care. The U.S. Department of Health and Human Services included in the final rule published on October 4, 2016 the requirement for operators to implement a compliance and ethics program as a condition of participation in Medicare and Medicaid. Long-term care facilities, including skilled nursing facilities, have until November 28, 2019 to comply. If our operators fall short in their compliance and ethics programs and quality assurance and performance improvement programs, if and when required, their reputations and ability to attract residents could be adversely affected.
A severe cold and flu season, epidemics or any other widespread illnesses could adversely affect the occupancy of our senior housing facilities.
Our revenues and our operators’ revenues are dependent on occupancy. It is impossible to predict the severity of the cold and flu season or the occurrence of epidemics or any other widespread illnesses. The occupancy of our senior housing facilities could significantly decrease in the event of a severe cold and flu season, an epidemic or any other widespread illness. Such a decrease could affect the operating income of our senior housing facilities and the ability of our operators to make payments to us. In addition, a flu pandemic could significantly increase the cost burdens faced by our operators, including if they are required to implement quarantines for residents, and adversely affect their ability to meet their obligations to us, which would have a material adverse effect on our financial results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
On June 11, 2019, we issued an aggregate of 7,500 shares of restricted Class T common stock to our independent directors. These shares of restricted Class T common stock were issued pursuant to our incentive plan in a private transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act. The restricted Class T common stock awards vested 20.0% on the grant date and 20.0% will vest on each of the first four anniversaries of the grant date.
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
On February 15, 2019, we terminated our initial offering, and as of such date, we sold 75,641,074 aggregate shares of our Class T and Class I common stock, or approximately $754,132,000, and a total of $31,021,000 in distributions were reinvested that resulted in 3,253,535 shares of our common stock being issued pursuant to the DRIP portion of our initial offering.
Our equity raise resulted in the following:

Amount
Gross offering proceeds — Class T and Class I common stock	$754,132,000
Gross offering proceeds from Class T and Class I shares issued pursuant to the DRIP	31,021,000
Total gross offering proceeds	785,153,000
Less initial offering expenses:
Selling commissions	20,598,000
Dealer manager fees	21,701,000
Advisor funding of dealer manager fees	(14,628,000)
Other organizational and offering expenses	6,352,000
Advisor funding of other organizational and offering expenses	(6,352,000)
Net proceeds from our initial offering	$757,482,000
The cost of raising funds in our initial offering as a percentage of gross proceeds received in our initial offering was 3.7% as of June 30, 2019. As of June 30, 2019, we had used $582,556,000 in net proceeds from our initial offering to acquire properties from unaffiliated third parties, $48,600,000 for our investments in an unconsolidated entity, $43,270,000 to pay acquisition fees and acquisition related expenses to affiliated parties, $13,671,000 to pay acquisition related expenses to unaffiliated third parties, $7,617,000 for capital expenditures on our acquired properties, $6,417,000 to pay deferred financing costs on our mortgage loans payable and our line of credit and term loans and $2,900,000 to pay real estate deposits for proposed future acquisitions.
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
The price per share at which we will repurchase shares of our common stock will range from 92.5% to 100% of each stockholder’s repurchase amount depending on the period of time their shares have been held. During our initial offering and with respect to shares repurchased for the quarter ending June 30, 2019, the repurchase amount for shares repurchased under our share repurchase plan was equal to the lesser of (i) the amount per share that a stockholder paid for their shares of our common stock, or (ii) the per share offering price in our initial offering. Commencing with shares repurchased for the quarter ending June 30, 2019, the repurchase amount for shares repurchased under our share repurchase plan is the lesser of the amount per share the stockholder paid for its shares of common stock or the most recent estimated value of one share of the applicable class of common stock as determined by our board. However, if shares of our common stock are to be repurchased in connection with a stockholder’s death or qualifying disability, the repurchase price will be no less than 100% of the price paid to acquire the shares of our common stock from us.

During the three months ended June 30, 2019, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 to April 30, 2019	—	$—	—	(1)
May 1, 2019 to May 31, 2019	—	$—	—	(1)
June 1, 2019 to June 30, 2019	227,126	$9.24	227,126	(1)
Total	227,126	$9.24	227,126
___________

(1)	A description of the maximum number of shares that may be purchased under our share repurchase plan is included in the narrative preceding this table.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Our advisor has an investment committee to review all advisory recommendations relating to the purchase or sale of investments made by our advisor to our board. The investment committee is comprised of up to six persons, two of which may be designated by Colony Capital. AHI Group Holdings has designated Jeffrey T. Hanson, our Chief Executive Officer and Chairman of the Board of Directors, Danny Prosky, our President and Chief Operating Officer, and Mathieu B. Streiff, our Executive Vice President and General Counsel, as members of the investment committee, Griffin Capital has designated David C. Rupert, President at Griffin Capital, as a member of the investment committee, and Colony Capital has designated Richard S. Welch, Managing Director at Colony Capital, as a member of the investment committee. As of July 2, 2019, Ann B. Harrington, Managing Director, Deputy General Counsel at Colony Capital, one of Colony Capital’s designees to the investment committee, resigned from her position as a member of the investment committee, and Colony Capital has decided not to designate a replacement for Ms. Harrington at this time. As a result, the investment committee currently consists of five persons.

Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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

Griffin-American Healthcare REIT IV, Inc. (Registrant)

August 12, 2019	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

August 12, 2019	By:	/s/ BRIAN S. PEAY
Date		Brian S. Peay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)