Form 10-K
period 2019-12-31
Griffin-American Healthcare REIT IV, Inc.
filed 2020-03-19
CIK 1632970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There is no established market for the registrant’s common stock. On April 4, 2019, the registrant’s board of directors established an updated estimated per share net asset value of the registrant’s common stock of $9.54 as of December 31, 2018. As of the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 73,217,485 shares of Class T common stock and 5,355,072 shares of Class I common stock held by non-affiliates, excluding shares owned by officers of American Healthcare Investors, LLC, the registrant’s affiliated co-sponsor, for an aggregate market value of $698,495,000 and $51,087,000, respectively, assuming a market value as of that date of $9.54 per share.
As of March 13, 2020, there were 74,891,729 shares of Class T common stock and 5,682,901 shares of Class I common stock of Griffin-American Healthcare REIT IV, Inc. outstanding.
______________________________________
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference portions of the Griffin-American Healthcare REIT IV, Inc. definitive proxy statement for the 2020 annual meeting of stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
(A Maryland Corporation)

PART I
Item 1. Business.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT IV, Inc. and its subsidiaries, including Griffin-American Healthcare REIT IV Holdings, LP, except where otherwise noted.
Company
Griffin-American Healthcare REIT IV, Inc., a Maryland corporation, was incorporated on January 23, 2015 and therefore we consider that our date of inception. We were initially capitalized on February 6, 2015. We invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, skilled nursing facilities, senior housing and other healthcare-related facilities. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). We may also originate and acquire secured loans and real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income. We qualified to be taxed as a real estate investment trust, or REIT, under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2016, and we intend to continue to qualify to be taxed as a REIT.
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
On January 18, 2019, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $100,000,000 of additional shares of our common stock to be issued pursuant to the DRIP, or the 2019 DRIP Offering. The Registration Statement on Form S-3 was automatically effective with the SEC upon its filing. We commenced offering shares pursuant to the 2019 DRIP Offering on March 1, 2019, following the termination of our initial offering on February 15, 2019. We collectively refer to the DRIP portion of our initial offering and the 2019 DRIP Offering as our DRIP Offerings. As of December 31, 2019, a total of $21,609,000 in distributions were reinvested that resulted in 2,260,164 shares of our common stock being issued pursuant to the 2019 DRIP Offering.
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
We conduct substantially all of our operations through Griffin-American Healthcare REIT IV Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT IV Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 16, 2016 and had a one-year initial term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 12, 2020 and expires on February 16, 2021. Our advisor uses its best efforts, subject to the oversight and review of our board, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by wholly owned subsidiaries of American

Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Company, LLC, or Griffin Capital, or collectively, our co-sponsors. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony Capital, Inc. (NYSE: CLNY), or Colony Capital, and 7.8% owned by James F. Flaherty III, a former partner of Colony Capital. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or our dealer manager, Colony Capital or Mr. Flaherty; however, we are affiliated with Griffin-American Healthcare REIT IV Advisor, LLC, American Healthcare Investors and AHI Group Holdings.
Key developments

•
On April 4, 2019, our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, unanimously approved and established the most recent estimated per share NAV of our common stock of $9.54.

•
On November 1, 2019, we entered into an amendment to our line of credit and term loans with Bank of America, N.A., KeyBank, National Association and a syndicate of other banks, as lenders. The material terms of such amendment increased the term loan commitment by $45,000,000 and increased the revolving line of credit by $85,000,000, which increased the aggregate borrowing capacity to $530,000,000. See Note 7, Line of Credit and Term Loans, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.

•
As of March 19, 2020, we had completed 46 property acquisitions whereby we owned 89 properties, comprising 94 buildings, or approximately 4,863,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $1,087,588,000. As of March 19, 2020, we also own a 6.0% interest in a joint venture which owns a portfolio of integrated senior health campuses and ancillary businesses.

Our Structure
The following chart indicates the relationship among us, our advisor and certain of its affiliates as of March 19, 2020:

Jeffrey T. Hanson
Danny Prosky
Mathieu B. Streiff
100% Control
Griffin Capital Company, LLC (Co-Sponsor)
100%
Colony Capital, Inc. (2) (NYSE: CLNY)
Griffin Capital, LLC
AHI Group Holdings, LLC
45.1%
100%
100%
James F. Flaherty III
Griffin Capital Securities, LLC (Dealer Manager)
Griffin Capital Strategic Holdings Company, LLC
47.1%
7.8%
25%
American Healthcare (1) Investors, LLC (Co-Sponsor)
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
Griffin-American Healthcare REIT IV, Inc. (REIT)
Limited Partner <0.01%
General Partner >99.99%
Griffin-American Healthcare REIT IV Holdings, LP (Operating Partnership)
Subsidiaries Owning Assets

(1) American Healthcare Investors, LLC holds its interest in Griffin-American Healthcare REIT IV Advisor, LLC indirectly through its wholly owned subsidiaries

(2) Colony Capital, Inc. holds its interest in American Healthcare Investors, LLC indirectly through certain of its subsidiaries

Our principal executive offices are located at 18191 Von Karman Avenue, Suite 300, Irvine, California 92612, and our telephone number is (949) 270-9200. We maintain a website at http://www.healthcarereitiv.com, at which there is additional information about us and our affiliates. The contents of that site are not incorporated by reference in, or otherwise a part of, this filing. We make our periodic and current reports, and all amendments to those reports, available at http://www.healthcarereitiv.com as soon as reasonably practicable after such materials are electronically filed with the SEC. They also are available for printing by any stockholder upon request. In addition, copies of our filings with the SEC may be obtained from the SEC’s website, http://www.sec.gov. Access to these filings is free of charge.

Investment Objectives
Our investment objectives are:

•	to preserve, protect and return our stockholders’ capital contributions;

•	to pay regular cash distributions; and

•	to realize growth in the value of our investments upon our ultimate sale of such investments.
Our board may change our investment objectives if it determines it is advisable and in the best interest of our stockholders.
During the term of the Advisory Agreement, decisions relating to the purchase or sale of investments will be made by our advisor, subject to oversight by our advisor’s investment committee and our board.
Investment Strategy
We have invested, and may continue to invest, in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, skilled nursing facilities, senior housing and other healthcare-related facilities. On an infrequent and opportunistic basis, we also may originate or acquire real estate-related investments such as mortgage, mezzanine, bridge and other loans, common and preferred stock of, or other interests in, public or private unaffiliated real estate companies, commercial mortgage-backed securities, and certain other securities, including collateralized debt obligations and foreign securities. We have acquired properties and may continue to acquire properties either directly or jointly with third parties. We generally seek investments that produce current income.
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

•
Location. We seek to acquire properties that are located in established or otherwise appropriate markets for comparable properties, with access and visibility suitable to meet the needs of its occupants. In addition to United States properties, we also seek to acquire international properties that meet our investment criteria.

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

We have not invested more than 10.0% of the proceeds available for investment from our initial offering in unimproved or non-income producing properties or in other investments relating to unimproved or non-income producing property. A property is considered unimproved or currently non-income producing property for purposes of this limitation if it: (i) is not acquired for the purpose of currently producing rental or other operating income; or (ii) has no development or construction in process at the date of acquisition or planned in good faith to commence within one year of the date of acquisition.
We have not invested more than 10.0% of the proceeds available for investment from our initial offering in commercial mortgage-backed securities. In addition, we have not invested more than 10.0% of the proceeds available for investment from our initial offering in equity securities of public or private real estate companies.
We are not limited as to the geographic areas where we may acquire properties. We are not specifically limited in the number or size of properties we may acquire or on the percentage of our assets that we may invest in a single property or investment. The number and mix of properties and real estate-related investments we will acquire will depend upon real estate and market conditions and other circumstances existing at the time we are acquiring our properties and making our investments and the amount of debt financing available.
Real Estate Investments
We have invested, and may continue to invest, in a diversified portfolio of real estate investments, focusing primarily on medical office buildings, skilled nursing facilities, senior housing and other healthcare-related facilities. We generally seek investments that produce current income. Our investments may include:

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
The consideration for each real estate investment must be authorized by a majority of our directors or a duly authorized committee of our board, and ordinarily is based on the fair market value of the investment. If the majority of our independent directors or a duly authorized committee of our board so determines, or if the investment is to be acquired from one of our co-sponsors, our advisor, any of our directors or an affiliate thereof, the fair market value determination must be supported by an appraisal obtained from a qualified, independent appraiser selected by a majority of our independent directors.
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
In addition, we have participated in sale-leaseback transactions in which we purchase real estate investments and lease them back to the sellers of such properties. Our advisor will use its best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” and so that we will be treated as the owner of the property for federal income tax purposes.
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
We have obtained, and we intend to continue to obtain, adequate insurance coverage for all real estate investments in which we invest.
We have acquired, and we intend to continue to acquire, leased properties with long-term leases and we generally do not intend to operate any healthcare-related facilities directly. As a REIT, we are prohibited from operating healthcare-related facilities directly; however, from time to time we have leased and may continue to lease a healthcare-related facility that we acquire to a wholly owned taxable REIT subsidiary, or TRS. In such an event, our TRS will engage a third party in the business of operating healthcare-related facilities to manage the property utilizing a RIDEA structure.
Joint Ventures
We have entered into, and we may continue to enter into, joint ventures, general partnerships and other arrangements with one or more institutions or individuals, including real estate developers, operators, owners, investors and others, some of whom may be affiliates of our advisor, for the purpose of acquiring real estate. Such joint ventures may be leveraged with debt financing or unleveraged. We have entered into and may continue to enter into joint ventures to further diversify our investments or to access investments which meet our investment criteria that would otherwise be unavailable to us. In determining whether to invest in a particular joint venture, our advisor will evaluate the real estate that such joint venture owns or is being formed to own under the same criteria described elsewhere in this Annual Report on Form 10-K for the selection of our other properties. However, we will not participate in tenant in common syndications or transactions.
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

We may invest in general partnerships or joint ventures with other Griffin Capital programs or American Healthcare Investors-sponsored programs or affiliates of our advisor to enable us to increase our equity participation in such ventures, so that ultimately we own a larger equity percentage of the property. Our entering into joint ventures with our advisor or any of its affiliates may result in certain conflicts of interest. See Item 1A, Risk Factors — Risks Related to Conflicts of Interest — We have entered into and may continue to enter into joint ventures with other programs sponsored or advised by one of our co-sponsors or one of their affiliates and may face conflicts of interest or disagreements with our joint venture partners that may not be resolved as quickly or on terms as advantageous to us as would be the case if the joint venture had been negotiated at arm’s-length with an independent joint venture partner, for a further discussion.
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
Real Estate-Related Investments
In addition to our acquisition of medical office buildings, skilled nursing facilities, senior housing and other healthcare-related facilities, on an infrequent and opportunistic basis, we also may invest in real estate-related investments, including loans (mortgage, mezzanine, bridge and other loans) and securities investments (common and preferred stock of or other interests in public or private unaffiliated real estate companies, commercial mortgage-backed securities, and certain other securities, including collateralized debt obligations and foreign securities).
Investing In and Originating Loans
Our criteria for making or investing in loans will be substantially the same as those involved in our investment in properties. We do not intend to make loans to other persons, to underwrite securities of other issuers or to engage in the purchase and sale of any types of investments other than those relating to real estate. We will not make or invest in mortgage loans, including a construction loan, on any one property if the aggregate amount of all mortgage loans outstanding on the property, including our loan, would exceed an amount equal to 85.0% of the appraised value of the property, as determined by an appraiser, unless we find substantial justification due to other underwriting criteria; however, our policy generally will be that the aggregate amount of all mortgage loans outstanding on the property, including our loan, would not exceed 75.0% of the appraised value of the property. We may find such justification in connection with the purchase of loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and in which the cost of the loan investment does not exceed the fair market value of the underlying property. We will not invest in or make loans unless an appraisal has been obtained concerning the underlying property, except for those loans insured or guaranteed by a government or government agency. In cases in which a majority of our independent directors so determine and in the event the transaction is with one of our co-sponsors, our advisor, any of our directors or any of their respective affiliates, the appraisal will be obtained from a certified independent appraiser to support its determination of fair market value.
We may invest in first and second mortgage loans, mezzanine loans and bridge loans. However, we will not make or invest in any loans that are subordinate to any mortgage or equity interest of our advisor, any of our directors, one of our co-sponsors, or any of our affiliates. We also may invest in participations in mortgage loans. Second mortgage loans are secured by second deeds of trust on real property that is already subject to prior mortgage indebtedness. A mezzanine loan is a loan made in respect of certain real property but is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. A bridge loan is short term financing, for an individual or business, until permanent or the next stage of financing can be obtained. Mortgage participation investments are investments in partial interests of mortgages of the type described above that are made and administered by third-party mortgage lenders.
In evaluating prospective loan investments, our advisor considers factors such as the following:

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
We are not limited as to the amount of our assets that may be invested in mezzanine loans, bridge loans and second mortgage loans. However, we recognize that these types of loans are riskier than first deeds of trust or first priority mortgages on income-producing, fee-simple properties, and we expect to minimize the amount of these types of loans in our portfolio. Our advisor will evaluate the fact that these types of loans are riskier in determining the rate of interest on the loans. We do not have any policy that limits the amount that we may invest in any single loan or the amount we may invest in loans to any one borrower. We have not established a portfolio turnover policy with respect to loans we may invest in or originate.
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
Investing in Securities
We may invest in the following types of securities: (i) equity securities such as common stocks, preferred stocks and convertible preferred securities of public or private unaffiliated real estate companies (including other REITs, real estate operating companies and other real estate companies); (ii) debt securities such as commercial mortgage-backed securities and debt securities issued by other unaffiliated real estate companies; and (iii) certain other types of securities that may help us reach our diversification and other investment objectives. These other securities may include, but are not limited to, various types of collateralized debt obligations and certain non-United States dollar denominated securities.
Our advisor has substantial discretion with respect to the selection of specific securities investments. Our charter provides that we may not invest in equity securities unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, approve such investment as being fair, competitive and commercially reasonable. Consistent with such requirements, in determining the types of securities investments to make, our advisor will adhere to a board-approved asset allocation framework consisting primarily of components such as: (i) target mix of securities across a range of risk/reward characteristics; (ii) exposure limits to individual securities; and (iii) exposure limits to securities subclasses (such as common equities, debt securities and foreign securities). Within this framework, our advisor will evaluate specific criteria for each prospective securities investment including, but not limited to:

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
Commercial mortgage-backed securities are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Commercial mortgage-backed securities generally are pass-through certificates that represent beneficial ownership interests in common law trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. They typically are issued in multiple tranches whereby the more senior classes are entitled to priority distributions from the trust’s income. Losses and other shortfalls from expected amounts to be received in the mortgage pool are borne by the most subordinate classes, which receive payments only after the more senior classes have received all principal and/or interest to which they are entitled. Commercial mortgage-backed securities are subject to all of the risks of the underlying mortgage loans. We may invest in investment grade and non-investment grade commercial mortgage-backed securities. However, we have not invested more than 10.0% of the proceeds available for investment from our initial offering in commercial mortgage-backed securities.
We have not invested more than 10.0% of the proceeds available for investment from our initial offering in equity securities of public or private real estate companies. The specific number and mix of securities in which we invest will depend upon real estate market conditions, other circumstances existing at the time we are investing in securities, the amount of any future indebtedness that we may incur and any possible future equity offerings. We will not invest in securities of other issuers for the purpose of exercising control and the first or second mortgages in which we intend to invest will likely not be insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs or otherwise guaranteed or insured. Real estate-related equity securities are generally unsecured and also may be subordinated to other obligations of the issuer. Our investments in real estate-related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer.
Our Strategies and Policies With Respect to Borrowing
We have used, and intend to continue to use, secured and unsecured debt as a means of providing additional funds for the acquisition of properties and real estate-related investments. Our ability to enhance our investment returns and to increase our diversification by acquiring assets using additional funds provided through borrowing could be adversely impacted if banks and other lending institutions reduce the amount of funds available for the types of loans we seek. When interest rates are high or financing is otherwise unavailable on a timely basis, we may purchase certain assets for cash with the intention of obtaining debt financing at a later time. We have also used, and may continue to use, derivative financial instruments such as fixed interest rate swaps and caps to add stability to interest expense and to manage our exposure to interest rate movements.
We anticipate that our overall leverage will not exceed 50.0% of the combined market value of all of our real estate, real estate-related investments and joint venture interests, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our borrowing policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2019, our aggregate borrowings were 36.3% of the combined market value of all our real estate and joint venture interest.
Our board reviews our aggregate borrowings at least quarterly to ensure that such borrowings are reasonable in relation to our net assets. Our borrowing policies preclude us from borrowing in excess of 300% of our net assets, unless any excess in such borrowing is approved by a majority of our independent directors and is disclosed in our next quarterly report along with justification for such excess. Net assets for purposes of this calculation are defined as our total assets, other than intangibles, valued at cost before deducting depreciation, amortization, bad debt and other similar non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with justification for such excess. In such event, we will review our debt levels at that time and take action to reduce any such excess as soon as practicable. We may also incur indebtedness to finance improvements to properties and, if necessary, for working capital needs or to meet the distribution requirements applicable to REITs under the federal income tax laws. In addition, if our cash flows from operations are not sufficient to pay the stockholder servicing fee paid with respect to our shares of Class T common stock sold, we will pay the stockholder servicing fee through borrowings in anticipation of future cash flows. As of March 19, 2020 and December 31, 2019, our leverage did not exceed 300% of the value of our net assets.
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
Our charter restricts us from borrowing money from one of our co-sponsors, our advisor, any of our directors or any of their respective affiliates unless such loan is approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, as being fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties.
When incurring secured debt, we may incur recourse indebtedness, which means that the lenders’ rights upon our default generally will not be limited to foreclosure on the property that secured the obligation. If we incur mortgage indebtedness, we will endeavor to obtain level payment financing, meaning that the amount of debt service payable would be substantially the same each year, although some mortgages are likely to provide for one large payment and we may incur floating or adjustable rate financing when our board determines it to be in our best interest.
Our board controls our strategies with respect to borrowing and may change such strategies at any time without stockholder approval, subject to the maximum borrowing limit of 300% of our net assets described above.
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
Sale or Disposition of Assets
Our advisor and our board will determine whether a particular property or real estate-related investment should be sold or otherwise disposed of after consideration of the relevant factors, including performance or projected performance of the property and market conditions, with a view toward achieving our principal investment objectives.
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
The determination of whether a particular property or real estate-related investment should be sold or otherwise disposed of will be made after consideration of the relevant factors, including prevailing economic conditions, with a view toward maximizing our investment objectives.
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

Additionally, we may engage our advisor or its affiliates to provide development-related services for all or some of the properties that we develop or acquire for refurbishment. In those cases, we pay our advisor or its affiliates a development fee that is usual and customary for comparable services rendered for similar projects in the geographic market where the services are provided. However, we do not pay a development fee to our advisor or its affiliates if our advisor or any of its affiliates elect to receive an acquisition fee based on the cost of such development. In the event that our advisor assists with planning and coordinating the construction of any tenant improvements or capital improvements, our advisor may be paid a construction management fee of up to 5.0% of the cost of such improvements.
Terms of Leases
The terms and conditions of any lease we enter into with our tenants may vary substantially from those we describe in this Annual Report on Form 10-K. However, we expect that a majority of our leases will require the tenant to pay or reimburse us for some or all of the operating expenses of the building based on the tenant’s proportionate share of rentable space within the building. Operating expenses typically include, but are not limited to, real estate and other taxes, utilities, insurance and building repairs, and other building operation and management costs. We expect to be responsible for the replacement of specific structural components of a property such as the roof of the building or the parking lot. We expect that many of our leases will have terms of five or more years, some of which may have renewal options.
Board Review of Our Investment Policies and Report of Independent Directors
Our board has established written policies on investments and borrowing. Our board is responsible for monitoring the administrative procedures, investment operations and performance of our company and our advisor to ensure such policies are carried out. Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of our stockholders. Each determination and the basis therefore is required to be set forth in the minutes of the applicable meetings of our directors. Implementation of our investment policies also may vary as new investment techniques are developed. Our investment policies may not be altered by our board without the approval of our stockholders.
As required by our charter, our independent directors have reviewed our policies outlined above and determined that they are in the best interests of our stockholders because: (i) they increase the likelihood that we will be able to acquire a diversified portfolio of income-producing properties, thereby reducing risk in our portfolio; (ii) there are sufficient property acquisition opportunities with the attributes that we seek; (iii) our executive officers, directors and affiliates of our advisor have expertise with the type of real estate investments we seek; and (iv) our borrowings will enable us to purchase assets and earn more real estate revenue earlier than we would otherwise have been able to, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.
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
Distribution Policy
In order to maintain our qualification as a REIT for federal income tax purposes, among other things, we are required to distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. We cannot predict if we will generate sufficient cash flows to continue to pay cash distributions to our stockholders on an ongoing basis or at all. The amount of any cash distributions is determined by our board and depends on the amount of distributable funds, current and projected cash requirements, tax considerations, any limitations imposed by the terms of indebtedness we may incur and other factors. If our investments produce sufficient cash flows, we expect to continue to pay distributions to our stockholders on a monthly basis. Because our cash available for distribution in any year may be less than 90.0% of our annual taxable income, excluding net capital gains, for the year, we may be required to borrow money, use proceeds from the issuance of securities (in subsequent offerings, if any) or sell assets to pay out enough of our taxable income to satisfy the distribution requirement. These methods of obtaining funds could affect future distributions by increasing operating costs. We did not establish any limit on the amount of net proceeds from our initial offering, and we have not established any limit on the amount of net proceeds from any future offerings, that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences.

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
Monthly distributions are calculated with daily record dates so distribution benefits begin to accrue immediately upon becoming a stockholder. However, our board could, at any time, elect to pay distributions quarterly to reduce administrative costs.
The amount of distributions we pay to our stockholders is determined by our board and is dependent on a number of factors, including funds available for the payment of distributions, our financial condition, capital expenditure requirements, annual distribution requirements needed to maintain our status as a REIT under the Code and restrictions imposed by our organizational documents and Maryland Law.
See Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions, for a further discussion of distributions approved by our board.
Competition
We compete with many other entities engaged in real estate investment activities for acquisitions of medical office buildings, skilled nursing facilities, senior housing and other healthcare-related facilities, including international, national, regional and local operators, acquirers and developers of healthcare real estate properties. The competition for healthcare real estate properties may significantly increase the price we must pay for medical office buildings, skilled nursing facilities, senior housing and other healthcare-related facilities or other assets we seek to acquire, and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger healthcare REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Further, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition will result in increased demand for these assets, and therefore, increased prices paid for them. If there is an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices per property if we purchase single properties in comparison with portfolio acquisitions. If we pay higher prices per property for medical office buildings, skilled nursing facilities, senior housing or other healthcare-related facilities, our business, financial condition, results of operations and our ability to pay distributions to our stockholders may be materially and adversely affected and our stockholders may experience a lower return on their investment.
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
Significant Tenants
As of December 31, 2019, we had one tenant that accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized net operating income, or NOI, as follows:

Tenant	Annualized Base Rent(1)	Percentage of Annualized Base Rent	Acquisition	Reportable Segment	GLA (Sq Ft)	Lease Expiration Date
RC Tier Properties, LLC	$7,782,000	10.4%	Missouri SNF Portfolio	Skilled Nursing	385,000	09/30/33
___________

(1)
Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2019, inclusive of our senior housing — RIDEA facilities. The loss of this tenant or its inability to pay rent could have a material adverse effect on our business and results of operations.

Geographic Concentration
For a discussion of our geographic information, see Item 2, Properties — Geographic Diversification/Concentration Table, as well as Note 18, Concentration of Credit Risk, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Employees
We have no employees and our executive officers are all employees of one of our co-sponsors of our advisor. Our day-to-day management is performed by our advisor and its affiliates. We cannot determine at this time if or when we might hire any employees, although we do not anticipate hiring any employees during the next twelve months. We do not directly compensate our executive officers for services rendered to us. However, our executive officers, consultants and the executive officers and key employees of our advisor and its affiliates are eligible for awards pursuant to the 2015 Incentive Plan, or our incentive plan. As of December 31, 2019, no awards had been granted to our executive officers, consultants or the executive officers or key employees of our advisor or its affiliates under this plan.
Investment Company Act Considerations
We conduct and intend to continue to conduct our operations, and the operations of our operating partnership and any other subsidiaries, so that no such entity meets the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act. We primarily engage in the business of investing in real estate assets; however, our portfolio may include, to a much lesser extent, other real estate-related investments. We have also acquired and may continue to acquire real estate assets through investments in joint venture entities, including joint venture entities in which we may not own a controlling interest. We anticipate that our assets generally will be held in wholly and majority-owned subsidiaries of the company, each formed to hold a particular asset. We monitor our operations and our assets on an ongoing basis in order to ensure that neither we, nor any of our subsidiaries, meet the definition of “investment company” under Section 3(a)(1) of the Investment Company Act. Among other things, we monitor the proportion of our portfolio that is placed in investments in securities.
Information About Industry Segments
Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2016; senior housing facility in December 2016; senior housing — RIDEA facility in November 2017; and skilled nursing facility in March 2018, we added a new reportable segment at each such time. As of December 31, 2019, we operated through four reportable business segments — medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities.
Medical Office Buildings. As of December 31, 2019, we owned 43 medical office buildings, or MOBs. These properties typically contain physicians’ offices and examination rooms and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic centers, rehabilitation clinics and day-surgery operating rooms. While these properties are similar to commercial office buildings, they require additional parking spaces as well as plumbing, electrical and mechanical systems to accommodate multiple exam rooms that may require sinks in every room and special equipment such as x-ray machines. In addition, MOBs are often built to accommodate higher structural loads for certain equipment and may contain other specialized construction. Our MOBs are typically multi-tenant properties leased to healthcare providers (hospitals and physician practices) for approximately three to ten years. Based on GLA, approximately 38.5% of our MOBs are located on hospital campuses and 8.4% are affiliated with hospital systems. Our medical office buildings segment accounted for approximately 45.1%, 40.7% and 67.0% of total revenues for the years ended December 31, 2019, 2018 and 2017, respectively.
Senior Housing. As of December 31, 2019, we owned 19 senior housing facilities. Senior housing facilities cater to different segments of the elderly population based upon their personal needs, and include assisted living, memory care, and independent living. Residents of assisted living facilities typically need assistance with eating, bathing, dressing, and/or medications and those services can be provided by staff at the facility. Services provided by our tenants in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare. Our senior housing facilities are leased to single tenants under triple-net lease structures, whereby the tenant is responsible for making rent payments, maintaining the properties and paying taxes and other expenses. Leases are typically 12 to 15 years with fixed annual escalations and required lease coverage ratios. Our senior housing segment accounted for approximately 7.0%, 10.6% and 16.4% of total revenues for the years ended December 31, 2019, 2018 and 2017, respectively.
Senior Housing — RIDEA. As of December 31, 2019, we owned and operated 14 senior housing facilities utilizing a RIDEA structure. Such facilities are of a similar property type as our senior housing segment discussed above; however, we have entered into agreements with healthcare operators to manage the facilities on our behalf utilizing a RIDEA structure. The healthcare operators we engage provide management and operational services at the facility and we retain the net earnings generated by the performance of the facility after payment of the management fee and other operational and maintenance expenses. As a result, under a RIDEA structure we retain the upside from improved operational performance, and similarly the risk of any decline in performance. Substantially all of our leases with residents in the senior housing facilities are for a term of one year or less. Our senior housing — RIDEA segment accounted for approximately 38.2%, 43.6% and 16.6% of total revenues for the years ended December 31, 2019, 2018 and 2017, respectively.
Skilled Nursing Facilities. As of December 31, 2019, we owned 11 skilled nursing facilities, or SNFs. Skilled nursing facility residents are generally higher acuity and need assistance with eating, bathing, dressing, and/or require assistance with medication and also require available 24-hour nursing care. SNFs offer restorative, rehabilitative and custodial nursing care for people not requiring the more extensive and sophisticated treatment available at hospitals. Ancillary revenues and revenues from sub-acute care services are derived from providing services to residents beyond room and board and include occupational, physical, speech, respiratory and intravenous therapy, wound care, oncology treatment, brain injury care, orthopedic therapy and other services. Certain SNFs provide some of the foregoing services on an out-patient basis. Skilled nursing services provided by our tenants in these SNFs are primarily paid for either by private sources or through the Medicare and Medicaid programs. Our SNFs are leased to a single tenant under a triple-net lease structure with approximately 12 to 15 year terms and fixed annual rent escalations. Our skilled nursing facilities segment accounted for approximately 9.7% and 5.1% of total revenues for the years ended December 31, 2019 and 2018, respectively. We did not own any SNFs for the year ended December 31, 2017.
For a further discussion of our segment reporting for the years ended December 31, 2019, 2018 and 2017, see Note 17, Segment Reporting, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Item 1A. Risk Factors.
Investment Risks
There is no public market for the shares of our common stock. Therefore, it will be difficult for our stockholders to sell their shares of our common stock and, if our stockholders are able to sell their shares of our common stock, they will likely sell them at a substantial discount.
We commenced a best efforts initial public offering on February 16, 2016 and terminated our initial offering on February 15, 2019. However, there currently is no public market for the shares of our common stock. We do not expect a public market for our stock to develop prior to the listing of the shares of our common stock on a national securities exchange, which we do not expect to occur in the near future and which may not occur at all. Additionally, our charter contains restrictions on the ownership and transfer of shares of our stock, and these restrictions may inhibit our stockholders’ ability to sell their shares of our common stock. Our charter provides that no person may own more than 9.9% in value of our issued and outstanding shares of capital stock or more than 9.9% in value or in number of shares, whichever is more restrictive, of the issued and outstanding shares of our common stock. Any purported transfer of the shares of our common stock that would result in a violation of either of these limits will result in such shares being transferred to a trust for the benefit of a charitable beneficiary or such transfer being declared null and void. We have adopted a share repurchase plan, but it is limited in terms of the amount of shares of our common stock which may be repurchased annually and is subject to our board’s discretion. Our board may also amend, suspend, or terminate our share repurchase plan at any time upon 30 days’ written notice. Therefore, it will be difficult for our stockholders to sell their shares of our common stock promptly or at all. If our stockholders are able to sell their shares of our common stock, our stockholders may only be able to sell them to an unrelated third party at a substantial discount from the price they paid. This may be the result, in part, of the fact that, at the time we made our investments, the amount of funds available for investment were reduced by up to 4.0% of the gross offering proceeds (excluding the 2.0% of the gross offering proceeds portion of the dealer manager fee funded by our advisor), which amounts were used to pay selling commissions and a dealer manager fee. We also were required to use gross offering proceeds to pay acquisition fees, acquisition expenses and asset management fees. Unless our aggregate investments increase in value to compensate for these fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares of our common stock, whether pursuant to our share repurchase plan or otherwise, without incurring a substantial loss. We cannot assure our stockholders that their shares of our common stock will ever appreciate in value to equal the price our stockholders paid for their shares of our common stock. Therefore, shares of our common stock should be considered illiquid and a long-term investment, and our stockholders must be prepared to hold their shares of our common stock for an indefinite length of time.
The estimated value per share of our common stock may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of our company.
On April 4, 2019, our board, at the recommendation of the audit committee, which is comprised solely of independent directors, unanimously approved and established an updated estimated per share NAV of our common stock of $9.54. We are providing this updated estimated per share NAV to assist broker-dealers in connection with their obligations under FINRA Rule

2231 with respect to customer account statements. The valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the IPA in April 2013, in addition to guidance from the SEC.
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
The updated estimated per share NAV was not audited or reviewed by our independent registered public accounting firm and does not represent the fair value of our assets or liabilities according to accounting principles generally accepted in the United States of America, or GAAP. Accordingly, with respect to the updated estimated per share NAV, we can give no assurance that:

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

•
an independent third-party appraiser or other third-party valuation firm, other than the third-party valuation firm engaged by our board to assist in its determination of the updated estimated per share NAV, would agree with our estimated per share NAV; or

•
the methodology used to estimate our updated per share NAV would be acceptable to FINRA or comply with reporting requirements under the Employee Retirement Income Security Act of 1974, or ERISA, the Code, other applicable law, or the applicable provisions of a retirement plan or individual retirement account, or IRA.

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
It may be difficult to accurately reflect recent and material events that may impact our estimated per share NAV between valuations and accordingly, we may be repurchasing shares at too high or too low a price.
Our independent valuation firm will calculate estimates of the market value of our real estate investments, and our board will determine the net value of our real estate investments and liabilities taking into consideration such estimate provided by the independent valuation firm. Our board is ultimately responsible for determining the estimated per share NAV. Since our board will determine our estimated per share NAV at least annually, there may be changes in the value of our assets that are not fully reflected in the most recent estimated per share NAV. As a result, the published estimated per share NAV may not fully reflect changes in value that may have occurred since the prior valuation. Furthermore, our advisor will monitor our portfolio, but it may be difficult to reflect changing market conditions or material events that may impact the value of our portfolio between valuations, or to obtain timely or complete information regarding any such events. Therefore, the estimated per share NAV published before the announcement of an extraordinary event may differ significantly from our actual per share NAV until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment is made to our estimated per share NAV, as determined by our board. Any resulting disparity may be to the detriment of a stockholder selling shares pursuant to our share repurchase plan.

We have experienced losses in the past and we may experience additional losses in the future.
Historically, we have experienced net losses (calculated in accordance with GAAP) and we may not be profitable or realize growth in the value of our investments. Many of our losses can be attributed to start-up costs, general and administrative expenses, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. For a further discussion of our operational history and the factors affecting our losses, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the notes thereto.
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
We have used the net proceeds from our initial offering, borrowings and our advisor has waived certain fees payable to it, and in the future, may use borrowed funds or other sources, to pay cash distributions to our stockholders, which may reduce the amount of proceeds available for investment and operations, cause us to incur additional interest expense as a result of borrowed funds or cause subsequent investors to experience dilution. Distributions payable to our stockholders may partially include a return of capital, rather than a return on capital, and we have paid a portion of our distributions from the net proceeds of our initial offering. We have not established any limit on the amount of net proceeds from our initial offering or borrowings that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences. The actual amount and timing of distributions is determined by our board in its sole discretion and typically depends on the amount of funds available for distribution, which will depend on items such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to maintain our qualification as a REIT. As a result, our distribution rate and payment frequency may vary from time to time. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits, the excess amount will be deemed a return of capital.
Our board authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on May 1, 2016 and ending on March 31, 2020. The daily distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our Class T and Class I common stock, which is equal to an annualized distribution of $0.60 per share. These distributions were or will be aggregated and paid monthly in arrears in cash or shares of our common stock pursuant to our DRIP Offerings, only from legally available funds.
The distributions paid for the years ended December 31, 2019 and 2018, along with the amount of distributions reinvested pursuant to our DRIP Offerings and the sources of distributions as compared to cash flows from operations were as follows:

	Years Ended December 31,
	2019		2018
Distributions paid in cash	$20,905,000		$13,989,000
Distributions reinvested	25,533,000		17,612,000
	$46,438,000		$31,601,000
Sources of distributions:
Cash flows from operations	$39,540,000	85.1%	$15,423,000	48.8%
Offering proceeds	5,396,000	11.6	16,178,000	51.2
Proceeds from borrowings	1,502,000	3.3	—	—
	$46,438,000	100%	$31,601,000	100%
As of December 31, 2019, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and all or any portion of a distribution to our stockholders may have been paid from net offering proceeds and borrowings. The payment of distributions from our net offering proceeds and borrowings have reduced the amount of capital we ultimately invested in assets and negatively impacted the amount of income available for future distributions.

As of December 31, 2019, we had an amount payable of $951,000 to our advisor or its affiliates primarily for asset management fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice. See Note 13, Related Party Transactions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
The distributions paid for the years ended December 31, 2019 and 2018, along with the amount of distributions reinvested pursuant to our DRIP Offerings and the sources of our distributions as compared to funds from operations attributable to controlling interest, or FFO, were as follows:

	Years Ended December 31,
	2019		2018
Distributions paid in cash	$20,905,000		$13,989,000
Distributions reinvested	25,533,000		17,612,000
	$46,438,000		$31,601,000
Sources of distributions:
FFO attributable to controlling interest	$30,109,000	64.8%	$24,923,000	78.9%
Offering proceeds	13,053,000	28.1	6,678,000	21.1
Proceeds from borrowings	3,276,000	7.1	—	—
	$46,438,000	100%	$31,601,000	100%
The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, a non-GAAP financial measure, including a reconciliation of our GAAP net income (loss) to FFO, see Part II, Item 6, Selected Financial Data.
Our stockholders may not be able to adequately evaluate our ability to achieve our investment objectives, and the prior performance of other programs sponsored or co-sponsored by American Healthcare Investors and Griffin Capital may not be an accurate predictor of our future results.
We were formed in January 2015 and did not engage in any material business operations prior to our initial offering. As a result, an investment in shares of our common stock may entail more risks than the shares of common stock of a REIT with a more substantial operating history. In addition, our stockholders should not rely on the past performance of other American Healthcare Investors or Griffin Capital-sponsored or co-sponsored programs to predict our future results. Our stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies like ours that do not have a substantial operating history, many of which may be beyond our control. For example, due to challenging economic conditions in the past, distributions to stockholders of several private real estate programs sponsored by Griffin Capital were suspended. Therefore, to be successful in this market, we must, among other things:

•	identify and acquire investments that further our investment strategy;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition both for investment opportunities and potential investors’ investment in us; and

•	build and expand our operational structure to support our business.
We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could adversely affect our results of operations and cause our stockholders to lose all or a portion of their investment and adversely effect our results of operations.
Our success is dependent on the performance of our co-sponsors. Our co-sponsors and certain of their key personnel will face competing demands relating to their time or fiduciary duties and this may cause our operating results to suffer.
Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our advisor. Our advisor is a joint venture between our two co-sponsors, in which American Healthcare Investors indirectly owns a 75.0% interest and Griffin Capital indirectly owns a 25.0% interest.
Griffin Capital and certain of its key personnel and its respective affiliates serve as key personnel, advisors, managers and sponsors or co-sponsors of 11 other Griffin Capital-sponsored programs, including Griffin-American Healthcare REIT III, Inc., or GA Healthcare REIT III, Griffin Institutional Access Real Estate Fund, or GIA Real Estate, and Griffin Institutional Access Credit Fund, or GIA Credit Fund, and may have other business interests as well. In addition, American Healthcare

Investors and its key personnel serve as key personnel and co-sponsor of GA Healthcare REIT III and may sponsor or co-sponsor additional real estate programs in the future. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our stockholders’ investment may suffer. Also, since these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us, their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Accordingly, competing demands of such key personnel may cause us to be unable to successfully implement our investment objectives or generate cash needed to make distributions to our stockholders, and to maintain or increase the value of our assets.
Additionally, our co-sponsors’ ability to manage our operations successfully is impacted by trends in the general economy, as well as the commercial real estate and credit markets. The current macroeconomic environment may negatively impact the value of commercial real estate assets and contribute to a general slow-down in our industry, which could put downward pressure on our co-sponsors’ revenues and operating results. Since American Healthcare Investors is 47.1% owned by AHI Group Holdings and 45.1% indirectly owned by Colony Capital, our company may not realize the anticipated benefits of the relationship with Colony Capital due to, among other things, the economic and overall conditions of the healthcare real estate industry, conflicts of interests relating to the purchase and leasing of healthcare properties, or American Healthcare Investors and Colony Capital having overlapping interests that could exacerbate other potential conflicts or disputes. To the extent that any of these factors may cause a decline in our co-sponsors’ operating results or revenues, the performance of our advisor may be impacted and in turn, our results of operations and financial condition could also suffer.
Our stockholders may be unable to sell their shares of our common stock because our share repurchase plan is subject to significant restrictions and limitations.
Our share repurchase plan includes significant restrictions and limitations. Except in cases of death or qualifying disability, our stockholders must hold their shares of our common stock for at least one year. Our stockholders must present at least 25.0% of their shares of our common stock for repurchase and until they have held their shares of our common stock for at least four years, repurchases will be made for less than our stockholders paid for their shares of our common stock. Shares of our common stock may be repurchased quarterly, at our discretion, on a pro rata basis, and are limited during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided however, that shares of our common stock subject to a repurchase requested upon the death of a stockholder will not be subject to this cap. Funds for the repurchase of shares of our common stock will come exclusively from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to our DRIP Offerings. In addition, our board may reject share repurchase requests in its sole discretion and reserves the right to amend, suspend or terminate our share repurchase plan at any time upon 30 days’ written notice. Therefore, in making a decision to purchase shares of our common stock, our stockholders should not assume that they will be able to sell any of their shares of our common stock back to us pursuant to our share repurchase plan and our stockholders also should understand that the repurchase price will not necessarily correlate to the value of our real estate holdings or other assets. If our board terminates our share repurchase plan, our stockholders may not be able to sell their shares of our common stock even if our stockholders deem it necessary or desirable to do so.
Our advisor may be entitled to receive significant compensation in the event of our liquidation or in connection with a termination of the Advisory Agreement, even if such termination is the result of poor performance by our advisor.
We are externally advised by our advisor pursuant to the Advisory Agreement between us and our advisor which has a one-year term that expires on February 16, 2021 and is subject to successive one-year renewals upon the mutual consent of us and our advisor. In the event of a partial or full liquidation of our assets, our advisor will be entitled to receive an incentive distribution equal to 15.0% of the net proceeds of the liquidation, after we have received and paid to our stockholders the sum of the gross proceeds from the sale of shares of our common stock, and any shortfall in an annual 6.0% cumulative, non-compounded return to stockholders in the aggregate. In the event of a termination of the Advisory Agreement in connection with the listing of our common stock on a national securities exchange, the partnership agreement provides that our advisor will receive an incentive distribution in redemption of its limited partnership units equal to 15.0% of the amount, if any, by which (i) the market value of our outstanding common stock at listing plus distributions paid by us prior to the listing of the shares of our common stock on a national securities exchange, exceeds (ii) the sum of the gross proceeds from the sale of shares of our common stock (less amounts paid to repurchase shares of our common stock) plus an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock. Upon our advisor’s receipt of the incentive distribution in redemption of its limited partnership units, our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Further, in connection with the termination or non-renewal of the Advisory Agreement other than due to a listing of the shares of our common stock on a national securities exchange, our advisor shall be entitled to receive a distribution in redemption of its limited partnership units equal to the amount that would be payable as an incentive distribution upon sales of properties, which equals 15.0% of the net proceeds if we liquidated all of our assets at fair market value, after we have received and paid to our stockholders the sum of the gross proceeds from the sale of shares of our common stock and an annual 6.0% cumulative, non-compounded return to our stockholders in the aggregate. Such distribution upon termination of the Advisory Agreement is payable to our advisor even upon termination or non-renewal of the Advisory Agreement as a result of poor performance by our advisor. Upon our advisor’s receipt of this distribution in redemption of its limited partnership units, our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Any amounts to be paid to our advisor in connection with the termination of the Advisory Agreement cannot be determined at the present time, but such amounts, if paid, will reduce the cash available for distribution to our stockholders.
We may not effect a liquidity event within our targeted time frame of five years after the completion of our offering stage, or at all. If we do not effect a liquidity event, our stockholders may have to hold their investment in shares of our common stock for an indefinite period of time.
On a limited basis, our stockholders may be able to sell shares of our common stock to us through our share repurchase plan. However, in the future we may also consider various forms of liquidity events, including but not limited to: (i) the listing of the shares of our common stock on a national securities exchange; (ii) our sale or merger in a transaction that provides our stockholders with a combination of cash and/or securities of a publicly traded company; and (iii) the sale of all or substantially all of our real estate and real estate-related investments for cash or other consideration. We presently intend to effect a liquidity event within five years after the completion of our offering stage, which we deem to be the completion of our initial offering and any subsequent public offerings, excluding any offerings pursuant to the DRIP or that is limited to any benefit plans. However, we are not obligated, through our charter or otherwise, to effectuate a liquidity event and may not effect a liquidity event within such time or at all. If we do not effect a liquidity event, it will be very difficult for our stockholders to have liquidity for their investment in the shares of our common stock other than limited liquidity through our share repurchase plan.
Our board may change our investment objectives without seeking our stockholders’ approval.
Our board may change our investment objectives without seeking our stockholders’ approval if our directors, in accordance with their fiduciary duties to our stockholders, determine that a change is in their best interest. A change in our investment objectives could reduce our payment of cash distributions to our stockholders or cause a decline in the value of our investments.
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
Our results of operations are subject to the risks of an international or national economic slowdown or downturn and other changes in international, national and local economic conditions. The following factors may affect income from our properties, our ability to acquire and dispose of properties, and yields from our properties:

•
poor economic times may result in defaults by tenants of our properties due to bankruptcy, lack of liquidity, or operational failures. We may also be required to provide rent concessions, tenant improvement expenditures or reduced rental rates to maintain or increase occupancy levels;

•
fluctuations in property values as a result of increases or decreases in construction activity, supply and demand, occupancies and rental rates may cause the properties that we acquire to decrease in value. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge or record a loss on sale in earnings;

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

•
our lenders under our line of credit and term loans could refuse to fund its financing commitment to us or could fail and we may not be able to replace the financing commitment of such lender on favorable terms, or at all;

•	increases in index rates and lender spreads or other regulatory or market factors affecting the banking and commercial mortgage-backed securities industries may increase overall borrowing costs;

•	one or more counterparties to our interest rate swaps could default on their obligations to us or could fail, increasing the risk that we may not realize the benefits of these instruments;

•	increases in supply of competing properties or decreases in demand for our properties may impact our ability to maintain or increase occupancy levels and rents;

•	constricted access to credit may result in tenant defaults or non-renewals under leases;

•
job transfers and layoffs may lead to a lower demand for medical services and cause vacancies to increase and a lack of future population and job growth may make it difficult to maintain or increase occupancy levels;

•
future disruptions in the financial markets, deterioration in economic conditions or a public health crisis, such as coronavirus, may result in lower occupancy in our facilities, increased vacancy rates for commercial real estate due to generally lower demand for rentable space, as well as potential oversupply of rentable space;

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
We face competition for the acquisition of medical office buildings, skilled nursing facilities, senior housing and other healthcare-related facilities, which may impede our ability to make acquisitions or may increase the cost of these acquisitions and may reduce our profitability and could cause our stockholders to experience a lower return on our stockholders’ investment.
We compete with many other entities engaged in real estate investment activities for acquisitions of medical office buildings, skilled nursing facilities, senior housing and other healthcare-related facilities, including international, national, regional and local operators, acquirers and developers of healthcare real estate properties, as well as GA Healthcare REIT III. The competition for healthcare real estate properties may significantly increase the price we must pay for medical office buildings, skilled nursing facilities, senior housing and other healthcare-related facilities or other assets we seek to acquire, and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger healthcare REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Further, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition will result in increased demand for these assets, and therefore, increased prices paid for them. If there is an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices per property if we purchase single properties in comparison with portfolio acquisitions. If we pay higher prices per property for medical office buildings, skilled nursing facilities, senior housing or other healthcare-related facilities, our business, financial condition, results of operations and our ability to pay distributions to our stockholders may be materially and adversely affected and our stockholders may experience a lower return on their investment.
Risks Related to Our Business
The availability and timing of cash distributions to our stockholders is uncertain. If we fail to pay distributions, their investment in shares of our common stock could suffer.
We expect to continue to pay distributions to our stockholders monthly. However, we bear all expenses incurred in our operations, which are deducted from cash flows generated by operations prior to computing the amount of cash distributions to our stockholders. In addition, our board, in its discretion, may retain any portion of such funds for working capital. We cannot assure our stockholders that sufficient cash will be available to pay monthly distributions to our stockholders or at all. Should we fail for any reason to distribute at least 90.0% of our annual taxable income, excluding net capital gains, we would not qualify for the favorable tax treatment accorded to REITs.
Actual or threatened public health epidemics, pandemics or outbreaks, such as a severe cold and flu season, the coronavirus, or any other widespread illnesses, could have a material adverse effect on our business and results of operations.
If an actual or threatened public health epidemic, pandemic, or outbreaks, such as a severe cold and flu season, the coronavirus, or any other widespread illness were to affect the markets in which we or our tenants operate, our business and results of operations could be materially adversely affected. Such a crisis could diminish the public trust in healthcare facilities, especially hospitals or facilities that fail to accurately or timely diagnose, or other facilities such as medical office buildings that are treating (or have treated) patients affected by contagious diseases. If any of our facilities were involved in treating patients for such a contagious disease, other patients might cancel elective procedures or fail to seek needed care from our or our tenants’ facilities. Additionally, our revenues and our operators’ revenues are dependent on occupancy. The occupancy of our senior housing facilities and skilled nursing facilities could significantly decrease in the event of an epidemic or any other widespread illness. Such a decrease could affect the operating income of our senior housing facilities and skilled nursing facilities and the ability of our operators to make payments to us. In addition, a flu pandemic or other widespread illness such as coronavirus could significantly increase the cost burdens faced by our operators, including if they are required to increase staffing and/or implement quarantines for residents. Further, a pandemic might adversely impact our tenants’ and operators’ businesses by causing a temporary shutdown or diversion of patients, by disrupting or delaying production and delivery of materials and products in the supply chain or by causing staffing shortages in those facilities, which could have a material adverse impact on our business, financial condition, results of operations and our ability to pay distributions.
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
We have financed, and will continue to finance, all or a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that our overall leverage will not exceed 50.0% of the combined market value of our real estate and real estate-related investments, as determined at the end of each calendar year. Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.
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
The senior housing — RIDEA facilities managed by Meridian account for a significant portion of our revenues and/or operating income. Adverse developments in Meridian’s business or financial condition could have a material adverse effect on us.
As of March 19, 2020, Meridian Senior Living, LLC, or Meridian, manages the operations for a majority of our senior housing — RIDEA facilities pursuant to long-term management agreements. These senior housing — RIDEA facilities represent a substantial portion of our portfolio, based on their gross revenues. Although we have various rights as the owner of these senior housing — RIDEA facilities under our management agreements, we rely on Meridian’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior housing — RIDEA facilities operations efficiently and effectively, and to identify and manage development opportunities for new senior housing — RIDEA facilities. We also rely on Meridian to provide accurate facility-level financial results for our senior housing — RIDEA facilities in a timely manner and to otherwise operate our senior housing — RIDEA facilities in compliance with the terms of our management agreements and all applicable laws and regulations. We depend on Meridian’s ability to attract and retain skilled personnel to provide these services. A shortage of trained personnel or general inflationary pressures may force Meridian to enhance its pay and benefits package to compete effectively for such personnel, but it may not be able to offset these added costs by increasing the rates charged to residents. As such, any adverse developments in Meridian’s business or financial condition, including its ability to retain key personnel, could impair its ability to manage our senior housing — RIDEA facilities efficiently and effectively and could have a material adverse effect on us. In addition, if Meridian experiences any significant financial, legal, accounting or regulatory difficulties due to a weak economy, industry downturn or otherwise, such difficulties could result in, among other adverse events, impairment of its continued access to capital, the enforcement of default remedies by its counterparties, or the commencement of insolvency proceedings by or against it under the United States, or U.S., Bankruptcy Code. Any one or a combination of these risks could have a material adverse effect on us.
We have rights to terminate our management agreements with third-party operators for our senior housing and senior housing — RIDEA facilities under any circumstances; however, we may be unable to replace such third-party operators effectively, or be able to complete any transition timely, in the event that our management agreements are terminated or not renewed.
We continually monitor and assess our contractual rights and remedies under our management agreements with third-party operators. When determining whether to pursue any existing or future rights or remedies under those agreements, including termination rights, we consider numerous factors, including legal, contractual, regulatory, business and other relevant considerations. We have exercised and in the event that we continue to exercise our rights to terminate management agreements with such third-party operators for any reason or such agreements are not renewed upon expiration of their terms, we have and would attempt to reposition the affected senior housing and/or senior housing — RIDEA facilities with another manager. Although we believe that many qualified national and regional operators would be interested in managing our senior housing and senior housing — RIDEA facilities, we cannot provide any assurance that we have been or would be able to locate another suitable manager or, if we were successful in locating such a manager, that it will or would manage the senior housing and/or senior housing — RIDEA facilities effectively or that any such transition would be completed timely. Any such transition has required and would likely continue to require substantial time, incur additional expenses and result in disruption of the operation of such facilities, including matters relating to staffing and reporting. Moreover, the transition to a replacement manager has required and may continue to require approval by the applicable regulatory authorities and, in most cases, one or more of our lenders including the mortgage lenders for the senior housing and senior housing — RIDEA facilities, and we cannot provide any assurance that such approvals have been or would be granted on a timely basis, if at all. Any inability to replace, or delay in replacing third-party operators as the managers of senior housing and senior housing — RIDEA facilities could have a material adverse effect on us.
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
We face potential adverse consequences of bankruptcy or insolvency by our operators, borrowers, managers and other obligors.
We are exposed to the risk that our operators, borrowers, managers or other obligors may become bankrupt or insolvent. Although our loan, management and other agreements give us the right to exercise certain remedies in the event of default on the obligations owing to us or upon the occurrence of certain insolvency events, federal laws afford certain rights to a party that has filed for bankruptcy or reorganization. For example, if a debtor-manager seeks bankruptcy protection, the automatic stay provisions of the U.S. Bankruptcy Code would preclude us from enforcing our remedies against the manager unless relief is first obtained from the court having jurisdiction over the bankruptcy case. In any of these events, we also may be required to fund certain expenses and obligations, e.g., real estate taxes, debt costs and maintenance expenses, to preserve the value of our properties, avoid the imposition of liens on our properties or transition our properties to a new operator or manager. Furthermore, many of our facilities are leased to healthcare providers who provide long-term custodial care to the elderly. Evicting such operators for failure to pay rent while the facility is occupied may involve specific procedural requirements and may not be successful. Additionally, the financial weakness or other inability of our operators, borrowers or managers to make payments or comply with certain other lease obligations may affect our compliance with certain covenants contained in our debt securities, credit facilities and the mortgages on the properties leased or managed by such operators or managers or otherwise adversely affect our results of operations. Under certain conditions, defaults under the underlying mortgages may result in cross default under our other indebtedness. Although we may be able to secure amendments under the applicable agreements in those circumstances, the bankruptcy of an applicable operator, borrower or manager may potentially result in less favorable borrowing terms than currently available, delays in the availability of funding or other materially adverse consequences.
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

We may incur additional costs in re-leasing properties, which could adversely affect the cash available for distribution to our stockholders.
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
Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our advisor in identifying and acquiring investments, the determination of any financing arrangements, the asset management of our investments and the management of our day-to-day activities. Our advisor has broad discretion over our investment decisions and our stockholders have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in this annual report or other periodic filings with the SEC. We rely on the management ability of our advisor, subject to the oversight and approval of our board. If our advisor suffers or is distracted by adverse financial or operational problems in connection with their own operations or the operations of American Healthcare Investors or Griffin Capital unrelated to us, our advisor may be unable to allocate time and/or resources to our operations. If our advisor is unable to allocate sufficient resources to oversee and perform our operations for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders. In addition, our success depends to a significant degree upon the continued contributions of our advisor’s officers and certain of the managing directors, officers and employees of American Healthcare Investors, in particular Jeffrey T. Hanson, Danny Prosky and Mathieu B. Streiff, each of whom would be difficult to replace. Messrs. Hanson, Prosky and Streiff currently serve as our executive officers and Mr. Hanson also serves as Chairman of our Board of Directors. We currently do not have an employment agreement with any of Messrs. Hanson, Prosky or Streiff. In the event that Messrs. Hanson, Prosky or Streiff are no longer affiliated with American Healthcare Investors, for any reason, it could have a material adverse effect on our success and American Healthcare Investors may not be able to attract and hire as capable individuals to replace Messrs. Hanson, Prosky and/or Streiff. We do not have key man life insurance on any of our co-sponsors’ key personnel. If our advisor or American Healthcare Investors were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.
Our advisor may terminate the Advisory Agreement, which could require us to pay substantial fees and may require us to find a new advisor.
Either we or our advisor are able to terminate the Advisory Agreement subject to a 60-day transition period with respect to certain provisions of the Advisory Agreement. However, if the Advisory Agreement is terminated in connection with the listing of shares of our common stock on a national securities exchange, the partnership agreement provides that our advisor will receive an incentive distribution in redemption of its limited partnership units equal to 15.0% of the amount, if any, by which (i) the market value of the outstanding shares of our common stock at listing plus distributions paid by us prior to listing, exceeds (ii) the sum of the gross proceeds from the sale of shares of our common stock (less amounts paid to repurchase shares of our common stock) plus an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock. Upon our advisor’s receipt of the incentive distribution in redemption of its limited partnership units, our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Further, in connection with the termination of the Advisory Agreement other than due to a listing of the shares of our common stock on a national securities exchange, our advisor shall be entitled to receive a distribution in redemption of its limited partnership units equal to the amount that would be payable to our advisor pursuant to the incentive distribution upon sales if we liquidated all of our assets for their fair market value. Upon our advisor’s receipt of this distribution in redemption of its limited partnership units, our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Any amounts to be paid to our advisor upon termination of the Advisory Agreement cannot be determined at the present time.
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
We use modified funds from operations attributable to controlling interest, or MFFO, and the adjustments used to calculate it in order to evaluate our performance against other publicly registered, non-listed REITs, which intend to have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. However, not all REITs calculate MFFO the same way. We define MFFO, a non-GAAP measure, consistent with the IPA’s Practice Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. If REITs use different methods of calculating MFFO, it may not be possible for investors to meaningfully compare the performance of certain REITs.
Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.
Cyber incidents and cyber-attacks have been occurring globally at a more frequent and severe level and may continue to increase in frequency in the future. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant, patient and investor relationships. As our reliance on technology increases, so will the risks posed to our information systems, both internal and those we outsource. There is no guarantee that any processes, procedures and internal controls we have implemented or will implement will prevent cyber intrusions, which could have a negative impact on our financial results, operations, business relationships or confidential information.
A breach of information technology systems on which we rely could materially and adversely impact our business, financial condition, results of operations and reputation.
We and our operators rely on information technology systems, including the Internet and networks and systems maintained and controlled by third-party vendors and other third parties, to process, transmit and store information and to manage or support our business processes. Third-party vendors collect and hold personally identifiable information and other confidential information of our tenants, patients, stockholders and employees. We also maintain confidential financial and business information regarding us and persons and entities with which we do business on our information technology systems. While we and our operators take steps to protect the security of the information maintained in our information technology systems, including the use of commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing of the information, it is possible that such security measures will not be able to prevent human error or the systems’ improper functioning, or the loss, misappropriation, disclosure or corruption of personally identifiable information or other confidential or sensitive information, including information about our tenants and employees.

Cybersecurity breaches, including physical or electronic break-ins, computer viruses, phishing scams, attacks by hackers, breaches due to employee error or misconduct, and similar breaches, can create, and in some instances in the past resulted in, system disruptions, shutdowns or unauthorized access to information maintained on our information technology systems or the information technology systems of our third-party vendors or other third parties or otherwise cause disruption or negative impacts to occur to our business and adversely affect our financial condition and results of operations. While we and most of our operators maintain cyber risk insurance to provide some coverage for certain risks arising out of cybersecurity breaches, there is no assurance that such insurance would cover all or a significant portion of the costs or consequences associated with a cybersecurity breach. As the techniques used to obtain unauthorized access to information technology systems become more varied and sophisticated and the occurrence of such breaches becomes more frequent, we and our third-party vendors and other third parties may be unable to adequately anticipate these techniques or breaches and implement appropriate preventative measures. Any failure to prevent cybersecurity breaches and maintain the proper function, security and availability of our or our third-party vendors’ and other third parties’ information technology systems could interrupt our operations, damage our reputation and brand, damage our competitive position, make it difficult for us to attract and retain tenants, and subject us to liability claims or regulatory penalties, which could adversely affect our business, financial condition and results of operations.
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
Our advisor is a limited partner in our operating partnership. Our advisor is entitled to receive an incentive distribution equal to 15.0% of net sales proceeds of properties after we have received and paid to our stockholders a return of their invested capital and an annual 6.0% cumulative, non-compounded return on the gross proceeds of the sale of shares of our common stock. We bear all of the risk associated with the properties but, as a result of the incentive distributions to our advisor, we are not entitled to all of our operating partnership’s proceeds from property dispositions.

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
We have entered into and may continue to enter into joint ventures with other programs sponsored or advised by one of our co-sponsors or one of their affiliates and may face conflicts of interest or disagreements with our joint venture partners that may not be resolved as quickly or on terms as advantageous to us as would be the case if the joint venture had been negotiated at arm’s-length with an independent joint venture partner.
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
Risks Related to Our Organizational Structure
Several potential events could cause our stockholders’ investment in us to be diluted, which may reduce the overall value of their investment.
Our stockholders’ investment in us could be diluted by a number of factors, including:

•	future offerings of our securities, including issuances pursuant to the DRIP and up to 200,000,000 shares of any class or series of preferred stock that our board may authorize;

•	private issuances of our securities to other investors, including institutional investors;

•	issuances of our securities pursuant to our incentive plan; or

•	redemptions of units of limited partnership interest in our operating partnership in exchange for shares of our common stock.
To the extent we issue additional equity interests, current stockholders’ percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our real estate and real estate-related investments, our stockholders may also experience dilution in the book value and fair market value of their shares of our common stock.
Our ability to issue preferred stock may include a preference in distributions superior to our common stock and also may deter or prevent a sale of shares of our common stock in which our stockholders could profit.
Our charter authorizes our board to issue up to 200,000,000 shares of preferred stock. Our board has the discretion to establish the preferences and rights, including a preference in distributions superior to our common stockholders, of any issued preferred stock. If we authorize and issue preferred stock with a distribution preference over our common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount our common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage:

•	a merger, tender offer or proxy contest;

•	assumption of control by a holder of a large block of our securities; or

•	removal of incumbent management.
The limit on the percentage of shares of our common stock that any person may own may discourage a takeover or business combination that may have benefited our stockholders.
Our charter restricts the direct or indirect ownership by one person or entity to no more than 9.9% of the value of shares of our then outstanding capital stock (which includes common stock and any preferred stock we may issue) and no more than 9.9% of the value or number of shares, whichever is more restrictive, of our then outstanding common stock. This restriction may discourage a change of control of us and may deter individuals or entities from making tender offers for shares of our stock on terms that might be financially attractive to our stockholders or which may cause a change in our management. This ownership restriction may also prohibit business combinations that would have otherwise been approved by our board and our stockholders. In addition to deterring potential transactions that may be favorable to our stockholders, these provisions may also decrease their ability to sell their shares of our common stock.
Our stockholders’ ability to control our operations is severely limited.
Our board determines our major strategies, including our strategies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board may amend or revise these and other strategies without a vote of the stockholders. Our charter sets forth the stockholder voting rights required to be set forth therein under the North American Securities Administrators Association. Under our charter and Maryland law, our stockholders have a right to vote only on the following matters:

•	the election or removal of directors;

•
the amendment of our charter, except that our board may amend our charter without stockholder approval to change our name or the name of other designation or the par value of any class or series of our stock and the aggregate par value of our stock, increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have the authority to issue, or effect certain reverse stock splits;

•	our dissolution; and

•	certain mergers, consolidations, conversions, statutory share exchanges and sales or other dispositions of all or substantially all of our assets.
All other matters are subject to the discretion of our board.
Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit or delay our stockholders’ ability to dispose of their shares of our common stock.
The Maryland General Corporation Law, or the MGCL, contains many provisions, such as the business combination statute and the control share acquisition statute, that are designed to prevent, or have the effect of preventing, someone from acquiring control of us. Our bylaws exempt us from the control share acquisition statute, which eliminates voting rights for certain levels of shares that could exercise control over us, and our board has adopted a resolution providing that any business combination between us and any other person is exempted from the business combination statute, provided that such business combination is first approved by our board.

Under the MGCL, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

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

A person is not an interested stockholder under the statute if our board approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, our board may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by our board.
After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of the corporation and approved by the affirmative vote of at least:

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

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under the MGCL, for their shares of our common stock in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares of our common stock. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the board prior to the time that the interested stockholder becomes an interested stockholder.
However, if the bylaw provisions exempting us from the control share acquisition statute or our board resolution opting out of the business combination statute were repealed in whole or in part at any time, these provisions of the MGCL could delay or prevent offers to acquire us and increase the difficulty of consummating any such offers, even if such a transaction would be in our stockholders’ best interest. Furthermore, these limits on ownership and transfer of our equity securities under the MGCL may have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for our stockholders’ common stock.
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
To avoid meeting the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. Similarly, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. Accordingly, our board may not be able to change our investment policies as our board may deem appropriate if such change would cause us to meet the definition of an “investment company.” In addition, a change in the value of any of our assets could negatively affect our ability to avoid being required to register as an investment company. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
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
We could remain an “emerging growth company” for up to five fiscal years after our initial public offering, or until the earliest of (i) the last day of the first fiscal year in which we have total annual gross revenue of $1.07 billion or more, (ii) December 31 of the fiscal year that we become a “large accelerated filer,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months), or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.
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
From time to time, we have acquired and may continue to attempt to acquire multiple properties in a single transaction. Portfolio acquisitions are more complex and expensive than single property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. To acquire multiple properties in a single transaction, we may be required to accumulate a large amount of cash. We would expect the returns that we earn on such cash to be less than the ultimate returns on real property; therefore, accumulating such cash could reduce our funds available for distributions to our stockholders. Any of the foregoing events may have an adverse effect on our operations.

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
The success of our investments materially depends upon the financial stability of the tenants leasing the properties we own. Therefore, a non-renewal after the expiration of a lease term, termination, default or other failure to meet rental obligations by a significant tenant would significantly lower our net income. Any of these events could have a negative effect on our results of operations, our ability to pay distributions to our stockholders or on our ability to cover distributions with cash flows from operations. As of March 19, 2020, no single tenant accounted for more than 10.0% of our annualized base rent or annualized NOI of our total property portfolio.
A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.
We have a concentration of properties in particular geographic areas; therefore, any adverse situation that disproportionately effects one of those areas would have a magnified adverse effect on our portfolio. As of March 19, 2020, our properties located in Missouri accounted for approximately 10.8% of our total property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
Terrorist attacks, acts of violence or war or public health crises may affect the markets in which we operate and have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.
Terrorist attacks, acts of war and public health crises (including the recent coronavirus outbreak) may negatively affect our operations and our stockholders’ investments. We may acquire real estate assets located in areas that are susceptible to terrorist attacks, acts of war, or public health crises. These events may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs.
More generally, any terrorist attack, other act of violence or war, or public health crisis (such as the coronavirus outbreak) could result in increased volatility in, or damage to, the U.S. and worldwide financial markets and economy, all of which could adversely affect our tenants’ ability to pay rent on their leases or our ability to borrow money or issue capital stock at acceptable prices, which could have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.
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
Our advisor, subject to the oversight and approval of our board, may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time. We cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Because of the uncertainty of market conditions that may affect the future disposition of our properties, we cannot assure our stockholders that we will be able to sell our properties at a profit in the future. Additionally, we may incur prepayment penalties in the event we sell a property subject to a mortgage earlier than we otherwise had planned. Accordingly, the extent to which our stockholders will receive cash distributions and realize potential appreciation on our real estate investments will, among other things, be dependent upon fluctuating market conditions.
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
Our stockholders may not receive any profits resulting from the sale of our properties, or receive such profits in a timely manner, because we may provide financing to the purchaser of such property.
If we decide to sell one of our properties in a forced or voluntary liquidation, we may sell our properties either subject to or upon the assumption of any then outstanding mortgage debt or, alternatively, may provide financing to purchasers. We may take a purchase money obligation secured by a mortgage as partial payment. We do not have any limitations or restrictions on our taking such purchase money obligations. When we provide financing to purchasers, we will bear the risk that the purchaser may default on its obligations under the financing, which could negatively impact cash flows from operations. Even in the absence of a purchaser default, the distribution of sale proceeds, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. Therefore, our stockholders may experience a delay in the distribution to our stockholders of the proceeds of a sale until such time. Additionally, if any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to our stockholders.

We face possible liability for environmental cleanup costs and damages for contamination related to properties we acquire, which could substantially increase our costs and reduce our liquidity and cash distributions to our stockholders.
Because we own and operate real estate, we are subject to various federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including the release of asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real estate for personal injury or property damage associated with exposure to released hazardous substances. In addition, new or more stringent laws or stricter interpretations of existing laws could change the cost of compliance or liabilities and restrictions arising out of such laws. The cost of defending against these claims, complying with environmental regulatory requirements, conducting remediation of any contaminated property, or of paying personal injury claims could be substantial, which would reduce our liquidity and cash available for distribution to our stockholders. In addition, the presence of hazardous substances on a property or the failure to meet environmental regulatory requirements may materially impair our ability to use, lease or sell a property, or to use the property as collateral for borrowing.
Our real estate investments may be concentrated in medical office buildings, skilled nursing facilities, senior housing or other healthcare-related facilities, making us potentially more vulnerable economically than if our investments were diversified.
As a REIT, we invest primarily in real estate. Within the real estate industry, we have acquired and intend to continue to acquire or selectively develop and own medical office buildings, skilled nursing facilities, senior housing and other healthcare-related facilities. We are subject to risks inherent in concentrating investments in real estate. These risks resulting from a lack of diversification become even greater as a result of our business strategy to invest to a substantial degree in healthcare-related facilities.
A downturn in the commercial real estate industry generally could significantly adversely affect the value of our properties. A downturn in the healthcare industry could negatively affect our lessees’ ability to make lease payments to us and our ability to pay distributions to our stockholders. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or if our portfolio did not include a substantial concentration in medical office buildings, skilled nursing facilities, senior housing and other healthcare-related facilities.
Certain of our properties may not have efficient alternative uses, so the loss of a tenant may cause us not to be able to find a replacement or cause us to spend considerable capital to adapt the property to an alternative use.
Some of the properties we have acquired and will seek to acquire are healthcare properties that may only be suitable for similar healthcare-related tenants. If we or our tenants terminate the leases for these properties or our tenants lose their regulatory authority to operate such properties, we may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the properties to other uses. Any loss of revenues or additional capital expenditures required as a result may have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
Our current and future medical office buildings, skilled nursing facilities, senior housing and other healthcare-related facilities and tenants may be unable to compete successfully, which could result in lower rent payments, reduce our cash flows from operations and amount available for distributions.
Our current and future medical office buildings, skilled nursing facilities, senior housing and other healthcare-related facilities often will face competition from nearby medical office buildings, skilled nursing facilities, senior housing and other healthcare-related facilities that provide comparable services. Some of those competing facilities are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to our buildings.
Similarly, our tenants face competition from other medical practices in nearby hospitals and other medical facilities. Our tenants’ failure to compete successfully with these other practices could adversely affect their ability to make rental payments, which could adversely affect our rental revenues. Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients or that are permitted to participate in the payer program. This could adversely affect our tenants’ ability to make rental payments, which could adversely affect our rental revenues.
Any reduction in rental revenues resulting from the inability of our medical office buildings, skilled nursing facilities, senior housing and other healthcare-related facilities and our tenants to compete successfully may have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
The change in accounting standards in the U.S. for leases could reduce the overall demand to lease our properties.
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
In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the FASB issued Accounting Standards Update, or ASU, 2016-02, Leases, or ASU 2016-02, in February 2016, which substantially changed the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation is recorded on the tenant’s balance sheet for all lease arrangements. In addition, ASU 2016-02 and its amendments impact the method in which contractual lease payments are recorded. In order to mitigate the effect of the lease accounting, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms or fewer extension options, which would generally have less impact on tenant balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk or shorter lease terms, which may negatively impact our operations and ability to pay distributions. On January 1, 2019, we adopted ASU 2016-02 and its amendments. See Note 2, Summary of Significant Accounting Policies — Leases, and Note 16, Leases, to the Consolidated Financial Statements that are part of this Annual Report on Form 10-K, for a further discussion.
We cannot assure our stockholders that our goal to maximize our investment objectives will be realized.
Our advisor and our board determine whether a particular property or real estate-related investment should be sold or otherwise disposed of after consideration of the relevant factors, including prevailing economic conditions, with a view toward maximizing our investment objectives. We cannot assure our stockholders that this objective will be realized. The selling price of a property which is net leased will be determined in large part by the amount of rent payable under the lease(s) for such property. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale.
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
In 2019, the Centers for Medicare and Medicaid Services, or CMS, announced the CMS Primary Cares Initiative, a new set of payment models for primary care physicians. CMS stated that the goal of some of these models is to reduce hospital utilization and the total cost of patient care. These new models may have an effect on the financial condition of our tenants.
CMS has also implemented a value-based program specific to skilled nursing facilities. Under the SNF VBP Program, CMS withholds 2% of fee-for-service payments. The withheld amount is redistributed based upon certain performance measures. The withholding of payments may affect the financial condition and ability to pay of our skilled nursing facility tenants.
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
Furthermore, the healthcare legislation passed in 2010 included new payment models with new shared savings programs and demonstration programs that include bundled payment models and payments contingent upon reporting on satisfaction of quality benchmarks. The new payment models will likely change how physicians are paid for services. These changes could have a material adverse effect on the financial condition of some of our tenants. Also, on December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law and repeals the individual mandate portion of the Healthcare Reform Act beginning in 2019. With the elimination of the individual mandate, several states brought suit seeking to invalidate the entire Affordable Care Act, and, in December 2018, a federal district court in Texas ruled in favor of these states, finding the entire Affordable Care Act unconstitutional. The district court’s ruling was appealed to the Fifth Circuit Court of Appeals, which agreed that the individual mandate is unconstitutional and sent the case back to the district court for further analysis and consideration. Certain states have filed petitions requesting that the U.S. Supreme Court review the Fifth Circuit’s decision. If the entire Affordable Care Act, including the individual mandate, is eventually ruled unconstitutional, our tenants may have more patients who do not have insurance coverage, which may adversely impact the tenants’ collections and revenues. The financial impact on our tenants could restrict their ability to make rent payments to us, which would have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to stockholders.
In 2019, CMS implemented changes to its outpatient prospective payment system, or OPPS, which resulted in reduced reimbursement for certain outpatient services furnished by “provider-based” clinicians. The OPPS payment reductions are intended to equalize amounts that the government pays for similar clinical services, regardless of the clinical setting in which they are provided. Healthcare providers and certain provider organizations, including the American Hospital Association, challenged these payment reductions in a lawsuit filed in federal court. A federal judge ruled that the government’s payment reductions for the 2019 OPPS were illegal, a decision which the government has appealed. Despite the court ruling with respect to the 2019 OPPS, CMS continued its reduced payment policy in the 2020 OPPS, a move that the American Hospital Association and other health care organizations have once again challenged. If the government ultimately prevails with respect to the OPPS payment reductions, the payments adjustments may impact the amount of reimbursement our tenants receive for the medical services they provide.
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
The insurance plans that participated on the health insurance exchanges created by the Healthcare Reform Act were expecting to receive risk corridor payments to address the high risk claims that they paid through the exchange product. The federal government currently owes the insurance companies approximately $12.3 billion under the risk corridor payment program that is currently disputed by the federal government. Multiple lawsuits have been brought by qualified health plans, or QHPs, to recover the prior risk corridor payments that were anticipated to be paid as part of the health insurance exchange program. In June 2018, the Court of Appeals for the Federal Circuit issued an opinion in Moda Health Plan v. United States, concluding that the government does not have to pay health insurers that offered QHPs the full amount owed to them in risk corridors payments. Several insurers sought review of the decision by the U.S. Supreme Court, and the U.S. Supreme Court heard oral arguments on the matter in December 2019. If the U.S. Supreme Court determines that risk corridor payments are not required to be paid to the QHPs offering insurance coverage on the health insurance exchange program, the insurance companies may cease offering the Health Insurance Exchange product to the current beneficiaries and may refuse to participate in future collaborations with the federal government that would increase the number of patients with insurance coverage. Therefore, our tenants may have an increase of self-pay patients and collections may decline, adversely impacting the tenants’ ability to pay rent.

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
On January 11, 2018, CMS issued guidance to support state efforts to improve Medicaid enrollee health outcomes by incentivizing community engagement among able-bodied, working-age Medicaid beneficiaries. The policy excludes individuals eligible for Medicaid due to a disability, elderly beneficiaries, children and pregnant women. Thus far, CMS has received proposals from several states seeking requirements for able bodied Medicaid beneficiaries to engage in employment and community engagement initiatives. Kentucky, Indiana, Arkansas, New Hampshire, Arizona, Michigan, Ohio, Utah, South Carolina and Wisconsin have been granted waivers for their programs that require Medicaid beneficiaries to work or get ready for employment, and work requirement waiver requests from other states are currently pending before CMS. However, the states of Kentucky, Arkansas and New Hampshire have had their approvals vacated by courts. In response to CMS’s willingness to entertain Medicaid program waivers, states are seeking waivers to impose other Medicaid eligibility requirements, such as drug testing and eligibility time limits. If the “work requirement” and other eligibility requirements expand to the states’ Medicaid programs, it may decrease the number of patients eligible for Medicaid. The patients that are no longer eligible for Medicaid may become self-pay patients, which may adversely impact our tenant’s ability to receive reimbursement. If our tenants’ patient payor mix becomes more self-pay patients, it may impact our tenants’ ability to collect revenues and pay rent.
Beginning in 2018, CMS cut funding to the 340B Program, which is intended to lower drug costs for certain healthcare providers. A federal court ruled the cuts to the 340B Program reimbursement were unlawful and ordered CMS to develop remedial measures to address the reimbursement cuts. Despite this ruling, CMS finalized plans to implement cuts to 340B Program reimbursement again in 2020. The cuts in the 340B Program may result in some of our tenants having less money available to cover operational costs.
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
Some tenants of our current and future medical office buildings, skilled nursing facilities, senior housing and other healthcare-related facilities will be subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.
There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs. Our lease arrangements with certain current and future tenants may also be subject to these fraud and abuse laws. In order to support compliance with the fraud and abuse laws, our lease agreements may be required to satisfy individual state law requirements that vary from state to state, such as the Stark Law exception and the Anti-Kickback Statute safe harbor for lease arrangements, which impacts the terms and conditions that may be negotiated in the lease arrangements.
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
Operators/managers of healthcare properties that we own, or may acquire, may be affected by the financial deterioration, insolvency and/or bankruptcy of other significant operators/managers in the healthcare industry.
Certain companies in the healthcare industry, including some key senior housing operators/managers, are experiencing considerable financial, legal and/or regulatory difficulties which have resulted or may result in financial deterioration and, in some cases, insolvency and/or bankruptcy. The adverse effects on these companies could have a significant impact on the industry as a whole, including but not limited to negative public perception by investors, lenders and consumers. As a result, lessees of healthcare facilities that we own, or may acquire, could experience the damaging financial effects of a weakened industry sector driven by negative headlines, ultimately making them unable to meet their obligations to us, and our business could be adversely affected.
Our healthcare-related tenants may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to pay their rent payments to us.
As is typical in the healthcare industry, our healthcare-related tenants may often become subject to claims that their services have resulted in patient injury or other adverse effects. Many of these tenants may have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by these tenants may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants of our medical office buildings, skilled nursing facilities, senior housing and other healthcare-related facilities operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. We also believe that there has been, and will continue to be, an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance may not always be available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent, which in turn could have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
We, our tenants and our operators for our skilled nursing and senior housing facilities may be subject to various government reviews, audits and investigations that could adversely affect our business, including an obligation to refund amounts previously paid to us, potential criminal charges, the imposition of fines, and/or the loss of the right to participate in Medicare and Medicaid programs.
As a result of our tenants’ participation in the Medicaid and Medicare programs, we, our tenants and our operators for our skilled nursing and senior housing facilities are subject to various governmental reviews, audits and investigations to verify compliance with these programs and applicable laws and regulations. We, our tenants and our operators for our skilled nursing and senior housing facilities are also subject to audits under various government programs, including Recovery Audit Contractors, Zone Program Integrity Contractors, Program Safeguard Contractors, Medicaid Integrity Contractors and Unified Program Integrity Contractor programs, in which third-party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare and Medicaid programs. Private pay sources also reserve the right to conduct audits. Billing and reimbursement errors and disagreements occur in the healthcare industry. We, our tenants and our operators for our skilled nursing and senior housing facilities may be engaged in reviews, audits and appeals of claims for reimbursement due to the subjectivities inherent in the process related to patient diagnosis and care, record keeping, claims processing and other aspects of the patient service and reimbursement processes, and the errors and disagreements those subjectivities can produce. An adverse review, audit or investigation could result in:

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
While we, our tenants and our operators for our skilled nursing and senior housing facilities have always been subject to post-payment audits and reviews, more intensive “probe reviews” appear to be a permanent procedure with our fiscal intermediaries. Generally, findings of overpayment from CMS contractors are eligible for appeal through the CMS defined continuum, but there may be rare instances that are not eligible for appeal. We, our tenants and our operators for our skilled nursing and senior housing facilities utilize all defenses at our disposal to demonstrate that the services provided meet all clinical and regulatory requirements for reimbursement.
If the government or a court were to conclude that such errors, deficiencies or disagreements constituted criminal violations, or were to conclude that such errors, deficiencies or disagreements resulted in the submission of false claims to federal healthcare programs, or if the government were to discover other problems in addition to the ones identified by the probe reviews that rose to actionable levels, we and certain of our officers, and our tenants and operators for our skilled nursing and senior housing facilities and certain of their officers, might face potential criminal charges and/or civil claims, administrative sanctions and penalties for amounts that could be material to our business, results of operations and financial condition. In addition, we and/or some of the key personnel of our operating subsidiaries, or those of our tenants and operators for our skilled nursing and senior housing facilities, could be temporarily or permanently excluded from future participation in state and federal healthcare reimbursement programs such as Medicaid and Medicare. In any event, it is likely that a governmental investigation alone, regardless of its outcome, would divert material time, resources and attention from our management team and our staff, or those of our tenants and our operators for our skilled nursing and senior housing facilities and could have a materially detrimental impact on our results of operations during and after any such investigation or proceedings.
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
The Health Care and Education and Reconciliation Act of 2010, or the Healthcare Reform Law, requires skilled nursing facilities to have a compliance and ethics program that is effective in preventing and detecting criminal, civil and administrative violations and in promoting quality of care. The U.S. Department of Health and Human Services included in the final rule published on October 4, 2016 the requirement for operators to implement a compliance and ethics program as a condition of participation in Medicare and Medicaid. Long-term care facilities, including skilled nursing facilities, had until November 28, 2019 to comply. If our operators fall short in their compliance and ethics programs and quality assurance and performance improvement programs, if and when required, their reputations and ability to attract residents could be adversely affected.
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
In addition, our variable-rate debt instruments use London Interbank Offering Rate, or LIBOR, as a benchmark for establishing the interest rate. In July 2017, the Financial Conduct Authority, or FCA, that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative to U.S. dollar LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form. The consequences of these developments are uncertain, but could include an increase in the cost of our variable-rate debt instruments. If LIBOR is no longer widely available, or otherwise at our option, we may need to renegotiate with our lenders that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. As such, the potential phase-out of LIBOR may have a material adverse effect on the interest rates on our current and future borrowings.
To the extent we borrow at fixed rates or enter into fixed interest rate swaps, we will not benefit from reduced interest expense if interest rates decrease.
We are exposed to the effects of interest rate changes primarily as a result of borrowings we have used to maintain liquidity and fund expansion and refinancing of our real estate investment portfolio and operations. To limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk, we have borrowed and may continue to borrow at fixed rates or variable rates depending upon prevailing market conditions. We have and may also continue to enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. Therefore, to the extent we borrow at fixed rates or enter into fixed interest rate swaps, we will not benefit from reduced interest expense if interest rates decrease.
Hedging activity may expose us to risks.
We have used and may continue to use derivative financial instruments to hedge our exposure to changes in exchange rates and interest rates on loans secured by our assets. If we use derivative financial instruments to hedge against interest rate fluctuations, we will be exposed to credit risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. These derivative instruments are speculative in nature and there is no guarantee that they will be effective. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to our stockholders will be adversely affected.
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
Interest-only indebtedness may increase our risk of default, adversely affect our ability to refinance or sell properties and ultimately may reduce our funds available for distribution to our stockholders.
We may finance or refinance our properties using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. At the time such a balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. Furthermore, these required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. In addition, payments of principal and interest made to service our debts, including balloon payments, may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on our stockholders’ investment.
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
Risks Related to Real Estate-Related Investments
The real estate-related investments in which we may invest and the loans underlying such real estate-related investments may be impacted by unfavorable real estate market conditions, which could decrease their value.
If we acquire investments in mortgage or mezzanine loans, or mortgage-backed securities, such investments will involve special risks relating to the particular borrower or issuer of the loans or mortgage-backed securities and we will be at risk of loss on those investments, including losses as a result of defaults on the underlying mortgage loans. Additionally, if we invest in the common and preferred stock of both publicly traded and private unaffiliated real estate companies, such equity securities involve a higher degree of risk than debt securities due to a variety of factors, including the fact that such investments are subordinate to creditors and are not secured by the issuer’s property.
The losses on such real estate-related investments may be caused by many conditions beyond our control, including economic conditions affecting real estate values, tenant defaults and lease expirations, interest rate levels, the financial condition and business outlook of the securities issuer and the other economic and liability risks associated with real estate, including risks relating to rising interest rates. We do not know whether the values of the property securing any of our real estate-related investments, including the value of any real estate-related equity securities, will remain at the levels existing on the dates we initially make the related investment. If the values of the underlying properties drop, our risk will increase and the values of our interests in such real estate-related investments may decrease.

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
Our board may choose to effect a liquidity event in which we liquidate our assets, including our real estate-related investments. If we liquidate those investments prior to their maturity, we may be forced to sell those investments on unfavorable terms or at a loss. For instance, if we are required to liquidate mortgage loans at a time when prevailing interest rates are higher than the interest rates of such mortgage loans, we would likely sell such loans at a discount to their stated principal values.
Risks Related to Joint Ventures
Property ownership through joint ventures could limit our control of those investments and restrict our ability to operate the property on our term.
In connection with the purchase of real estate, we have and may continue to enter into joint ventures with third parties, including affiliates of our advisor. We may also purchase or develop properties in co-ownership arrangements with the sellers of the properties, developers or other persons. We own operating properties through both consolidated and unconsolidated joint ventures. These structures involve participation in the investment by other parties whose interests and rights may not be the same as ours. Our joint ventures, and joint ventures we may enter into in the future, may involve risks not present with respect to our wholly owned properties, including the following:

•
we may share decision-making authority with our joint venture partners regarding certain major decisions affecting the ownership or operation of the joint venture and the joint venture property, such as, but not limited to, (i) additional capital contribution requirements, (ii) obtaining, refinancing or paying off debt and (iii) obtaining consent prior to the sale or transfer of our interest in the joint venture to a third party, which may prevent us from taking actions that are opposed by our joint venture partners;

•	our joint venture partners might become bankrupt and such proceedings could have an adverse impact on the operation of the partnership or joint venture; and

•	the activities of a joint venture could adversely affect our ability to maintain our qualification as a REIT.
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
We qualified and elected to be taxed as a REIT under the Code beginning with our taxable year ended December 31, 2016. To continue to maintain our qualification as a REIT, we must meet various requirements set forth in the Code concerning, among other things, the ownership of our outstanding common stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in operating so as to maintain our qualification as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our board to determine that it is not in our best interest to maintain our qualification as a REIT, and to revoke our REIT election, which it may do without stockholder approval.
If we fail to maintain our qualification as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status unless the Internal Revenue Service, or IRS, grants us relief under certain statutory provisions. Losing our REIT status would reduce our net earnings available for investment or distribution to our stockholders because of the additional tax liability. In addition, distributions would no longer qualify for the distributions paid deduction, and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
As a result of all these factors, our failure to maintain our qualification as a REIT could impair our ability to expand our business and raise capital, and would substantially reduce our ability to pay distributions to our stockholders.
Our investment strategy may cause us to incur penalty taxes, lose our REIT status or own and sell properties through TRSs, each of which would diminish the return to our stockholders.
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
If our stockholders participate in the DRIP, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders may be treated, for U.S. federal tax purposes, as having received an additional distribution to the extent the shares are purchased at a discount from fair market value. As a result, unless our stockholders are a tax-exempt entity, our stockholders may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.
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
Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. As a result, our charter provides our board with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interests of our stockholders.
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
The maximum U.S. federal income tax rate for certain qualified dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for these reduced rates for qualified dividends. For taxable years beginning after December 31, 2017 and before January 1, 2026, the Tax Cuts and Jobs Act permits a deduction for certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT stockholder that are not designated as capital gain dividends or qualified dividend income), which allows U.S. individuals, trusts, and estates to deduct up to 20% of such amounts, subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such qualified REIT dividends. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to qualified dividends from C corporations could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares.
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
We have and may continue to participate in sale-leaseback transactions in which we purchase real estate investments and lease them back to the sellers of such properties. Our advisor will use its best efforts to structure any of our sale-leaseback transactions such that the lease will be characterized as a “true lease” and so that we will be treated as the owner of the property for federal income tax purposes. However, we cannot assure our stockholders that the IRS will not challenge such characterization. In the event that any such sale-leaseback transaction is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such real estate investment would be disallowed or significantly reduced. If a sale-leaseback transaction is so recharacterized, we might fail to satisfy the REIT asset tests or income tests and, consequently, lose our REIT status.
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
As a general rule, certain employee benefit plans, including foreign pension plans, governmental plans established or maintained in the U.S. (as defined in Section 3(32) of ERISA), and certain church plans (as defined in Section 3(33) of ERISA), are not subject to ERISA’s requirements and are not “benefit plan investors” within the meaning of the plan assets regulation. Any such plan that is qualified and exempt from taxation under Sections 401(a) and 501(a) of the Code may nonetheless be subject to the prohibited transaction rules set forth in Section 503 of the Code and, under certain circumstances in the case of church plans, Section 4975 of the Code. Also, some foreign plans and governmental plans may be subject to foreign, state, or local laws which are, to a material extent, similar to the provisions of ERISA or Section 4975 of the Code. Each fiduciary of a plan subject to any such similar law should make its own determination as to the need for, and the availability of, any exemption relief.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
As of December 31, 2019, our principal executive offices are located at 18191 Von Karman Avenue, Suite 300, Irvine, California 92612. We do not have an address separate from our advisor or our co-sponsors. Since we pay our advisor fees for their services, we do not pay rent for the use of their space.
As of December 31, 2019, we operated through four reportable business segments comprised of 87 buildings, or approximately 4,522,000 square feet of GLA, acquired for an aggregate contract purchase price of $1,022,889,000. These properties consisted of: 43 medical office buildings, 19 senior housing facilities, 14 senior housing — RIDEA facilities and 11 skilled nursing facilities.

The following table presents certain additional information about our properties as of December 31, 2019:

Acquisition(1)	Location	Reportable Segment	GLA (Sq Ft)	% of GLA	Date Acquired	Contract Purchase Price	Annualized Base Rent/ NOI(2)	% of Annualized Base Rent	Leased Percentage(3)	Average Annual Rent Per Leased Sq Ft(4)
Auburn MOB	Auburn, CA	Medical Office	19,000	0.4%	06/28/16	$5,450,000	$466,000	0.6%	100%	$25.17
Pottsville MOB	Pottsville, PA	Medical Office	36,000	0.8	09/16/16	9,150,000	788,000	1.1	100%	$21.91
Charlottesville MOB	Charlottesville, VA	Medical Office	74,000	1.6	09/22/16	20,120,000	1,990,000	2.7	100%	$26.90
Rochester Hills MOB	Rochester Hills, MI	Medical Office	30,000	0.7	09/29/16	8,300,000	664,000	0.9	87.1%	$25.09
Cullman MOB III	Cullman, AL	Medical Office	52,000	1.1	09/30/16	16,650,000	1,535,000	2.1	100%	$29.44
Iron MOB Portfolio	Cullman and Sylacauga, AL	Medical Office	208,000	4.6	10/13/16	31,000,000	2,789,000	3.7	85.9%	$15.61
Mint Hill MOB	Mint Hill, NC	Medical Office	58,000	1.3	11/14/16	21,000,000	1,586,000	2.1	100%	$27.55
Lafayette Assisted Living Portfolio	Lafayette, LA	Senior Housing —RIDEA	80,000	1.8	12/01/16	16,750,000	304,000	0.4	86.8%	$3,275.72
Evendale MOB	Evendale, OH	Medical Office	66,000	1.5	12/13/16	10,400,000	828,000	1.1	73.1%	$17.23
Battle Creek MOB	Battle Creek, MI	Medical Office	46,000	1.0	03/10/17	7,300,000	525,000	0.7	84.2%	$13.51
Reno MOB	Reno, NV	Medical Office	191,000	4.2	03/13/17	66,250,000	4,672,000	6.3	90.4%	$27.09
Athens MOB Portfolio	Athens, GA	Medical Office	61,000	1.3	05/18/17	16,800,000	1,263,000	1.7	98.5%	$20.97
SW Illinois Senior Housing Portfolio	Columbia, Millstadt, Red Bud and Waterloo, IL	Senior Housing	190,000	4.2	05/22/17	31,800,000	2,359,000	3.2	100%	$12.39
Lawrenceville MOB	Lawrenceville, GA	Medical Office	31,000	0.7	06/12/17	11,275,000	819,000	1.1	100%	$26.84
Northern California Senior Housing Portfolio	Belmont, Fairfield, Menlo Park and Sacramento, CA	Senior Housing	135,000	3.0	06/28/17	45,800,000	3,219,000	4.3	100%	$23.94
Roseburg MOB	Roseburg, OR	Medical Office	62,000	1.4	06/29/17	23,200,000	1,602,000	2.1	100%	$25.74
Fairfield County MOB Portfolio	Stratford and Trumbull, CT	Medical Office	80,000	1.8	09/29/17	15,395,000	1,953,000	2.6	94.0%	$26.05
Central Florida Senior Housing Portfolio(5)	Bradenton, Brooksville, Lake Placid, Lakeland, Pinellas Park, Sanford, Spring Hill and Winter Haven, FL	Senior Housing — RIDEA	899,000	19.9	11/01/17	109,500,000	4,979,000	6.7	82.4%	$5,107.58
Central Wisconsin Senior Care Portfolio	Sun Prairie and Waunakee, WI	Skilled Nursing	236,000	5.1	03/01/18	22,600,000	1,798,000	2.4	100%	$7.62
Sauk Prairie MOB	Prairie du Sac, WI	Medical Office	55,000	1.2	04/09/18	19,500,000	1,276,000	1.7	100%	$23.18
Surprise MOB	Surprise, AZ	Medical Office	34,000	0.8	04/27/18	11,650,000	820,000	1.1	89.5%	$26.93
Southfield MOB	Southfield, MI	Medical Office	85,000	1.9	05/11/18	16,200,000	1,123,000	1.5	77.0%	$17.13
Pinnacle Beaumont ALF(5)	Beaumont, TX	Senior Housing —RIDEA	61,000	1.3	07/01/18	19,500,000	1,689,000	2.3	84.2%	$24,761.65
Grand Junction MOB	Grand Junction, CO	Medical Office	83,000	1.8	07/06/18	31,500,000	2,158,000	2.9	100%	$26.13
Edmonds MOB	Edmonds, WA	Medical Office	55,000	1.2	07/30/18	23,500,000	1,477,000	2.0	96.9%	$27.52
Pinnacle Warrenton ALF(5)	Warrenton, MO	Senior Housing —RIDEA	34,000	0.8	08/01/18	8,100,000	744,000	1.0	92.6%	$15,292.67

Acquisition(1)	Location	Reportable Segment	GLA (Sq Ft)	% of GLA	Date Acquired	Contract Purchase Price	Annualized Base Rent/ NOI(2)	% of Annualized Base Rent	Leased Percentage(3)	Average Annual Rent Per Leased Sq Ft(4)
Glendale MOB	Glendale, WI	Medical Office	43,000	1.0%	08/13/18	$7,600,000	$634,000	0.9%	80.3%	$18.32
Missouri SNF Portfolio	Florissant, Kansas City, Milan, Moberly, Salisbury, Sedalia, St. Elizabeth and Trenton, MO	Skilled Nursing	385,000	8.4	09/28/18	88,200,000	7,782,000	10.4	100%	$20.19
Flemington MOB Portfolio	Flemington, NJ	Medical Office	49,000	1.1	11/29/18	16,950,000	1,214,000	1.6	98.9%	$24.93
Lawrenceville MOB II	Lawrenceville, GA	Medical Office	45,000	1.0	12/19/18	9,999,000	1,096,000	1.5	100%	$24.16
Mill Creek MOB	Mill Creek, WA	Medical Office	22,000	0.5	12/21/18	8,250,000	560,000	0.8	100%	$25.38
Modesto MOB	Modesto, CA	Medical Office	58,000	1.3	12/28/18	16,000,000	1,482,000	2.0	100%	$25.76
Michigan ALF Portfolio	Grand Rapids, Holland, Howell, Lansing and Wyoming, MI	Senior Housing	328,000	7.3	12/28/18 and 05/01/19	70,000,000	4,795,000	6.4	100%	$14.62
Lithonia MOB	Lithonia, GA	Medical Office	40,000	0.9	03/05/19	10,600,000	703,000	0.9	84.1%	$20.66
West Des Moines SNF	West Des Moines, IA	Skilled Nursing	39,000	0.9	03/24/19	7,000,000	546,000	0.7	100%	$14.18
Great Nord MOB Portfolio	Tinley Park, IL; Chesterton and Crown Point, IN; and Plymouth, MN	Medical Office	143,000	3.2	04/08/19	44,000,000	3,473,000	4.6	95.3%	$25.44
Overland Park MOB	Overland Park, KS	Medical Office	76,000	1.7	08/05/19	28,350,000	2,132,000	2.9	92.9%	$30.08
Blue Badger MOB	Marysville, OH	Medical Office	34,000	0.8	08/09/19	13,650,000	857,000	1.2	100%	$24.94
Bloomington MOB	Bloomington, IL	Medical Office	45,000	1.0	08/13/19	18,200,000	1,127,000	1.5	100%	$24.97
Memphis MOB	Memphis, TN	Medical Office	27,000	0.6	08/15/19	8,700,000	590,000	0.8	100%	$21.93
Haverhill MOB	Haverhill, MA	Medical Office	64,000	1.4	08/27/19	15,500,000	1,254,000	1.7	100%	$19.74
Fresno MOB	Fresno, CA	Medical Office	32,000	0.7	10/30/19	10,000,000	692,000	0.9	92.7%	$23.16
Colorado Foothills MOB Portfolio	Arvada, Centennial and Colorado Springs, CO	Medical Office	131,000	2.8	11/19/19	31,200,000	2,149,000	2.9	93.0%	$17.65
Total/weighted average(6)			4,522,000	100%		$1,022,889,000	$74,512,000	100%	95.8%	$20.23
_______

(1)	We own 100% of our properties acquired as of December 31, 2019, with the exception of Central Florida Senior Housing Portfolio, Pinnacle Beaumont ALF and Pinnacle Warrenton ALF.

(2)
With the exception of our senior housing — RIDEA facilities, annualized base rent is based on contractual base rent from leases in effect as of December 31, 2019. Annualized base rent for our senior housing — RIDEA facilities is based on annualized NOI, a non-GAAP financial measure. See Part II, Item 6, Selected Financial Data, for a further discussion.

(3)
Leased percentage includes all leased space of the respective acquisition including master leases, except for our senior housing — RIDEA facilities where leased percentage represents resident occupancy on the available units of the RIDEA facilities.

(4)
Average annual rent per leased square foot is based on leases in effect as of December 31, 2019, except for our senior housing — RIDEA facilities where average annual rent per unit is based on NOI divided by the average occupied units of the senior housing — RIDEA facilities.

(5)	Acquisition was completed pursuant to a joint venture with an affiliate of Meridian, an unaffiliated third party. Our ownership of the joint venture is approximately 98.0%.

(6)	Weighted average annual rent per leased square foot excludes our senior housing — RIDEA facilities.
We own fee simple interests in all of our buildings except for nine buildings for which we own fee simple interests in the building and improvements of such properties subject to the respective ground leases.
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

•
depreciation is provided on a straight-line basis over the estimated useful lives of the buildings, up to 39 years, and over the shorter of the lease term or useful lives of the tenant improvements, up to 16 years. Furniture, fixtures and equipment is depreciated over the estimated useful life, up to 20 years.

For additional information regarding our real estate investments, see Schedule III, Real Estate and Accumulated Depreciation, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Lease Expirations
The following table presents the sensitivity of our annual base rent due to lease expirations for the next 10 years and thereafter at our properties other than our senior housing — RIDEA facilities, by number, total square feet, percentage of leased area, annual base rent and percentage of total annual base rent of expiring leases as of December 31, 2019:

Year	Number of Expiring Leases	Total Square Feet of Expiring Leases	% of Leased Area Represented by Expiring Leases	Annual Base Rent of Expiring Leases	% of Total Annual Base Rent Represented by Expiring Leases(1)
2020	46	258,000	7.8%	$6,025,000	8.0%
2021	31	131,000	4.0	2,801,000	3.7
2022	39	239,000	7.2	5,916,000	7.9
2023	33	236,000	7.2	5,939,000	8.0
2024	32	245,000	7.5	5,854,000	7.8
2025	21	232,000	7.1	5,741,000	7.6
2026	12	51,000	1.5	1,370,000	1.8
2027	14	103,000	3.1	2,865,000	3.8
2028	17	178,000	5.4	4,546,000	6.0
2029	16	184,000	5.6	5,516,000	7.3
Thereafter	49	1,437,000	43.6	28,724,000	38.1
Total	310	3,294,000	100%	$75,297,000	100%
_______

(1)	The annual base rent percentage is based on the total annual contractual base rent expiring in the applicable year, based on leases in effect as of December 31, 2019.

Geographic Diversification/Concentration Table
The following table lists the states in which our properties are located and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2019:

State	Number of Buildings	GLA (Sq Ft)	% of GLA	Annualized Base Rent/NOI(1)	% of Annualized Base Rent/NOI
Alabama	4	260,000	5.7%	$4,324,000	5.8%
Arizona	1	34,000	0.8	820,000	1.1
California	8	243,000	5.4	5,858,000	7.9
Colorado	4	214,000	4.7	4,307,000	5.8
Connecticut	2	80,000	1.8	1,953,000	2.6
Florida	10	899,000	19.9	4,979,000	6.7
Georgia	5	177,000	3.9	3,881,000	5.2
Illinois	7	288,000	6.3	4,755,000	6.4
Indiana	2	44,000	1.0	1,176,000	1.5
Iowa	1	39,000	0.9	546,000	0.7
Kansas	1	76,000	1.7	2,132,000	2.9
Louisiana	2	80,000	1.8	304,000	0.4
Massachusetts	1	64,000	1.4	1,254,000	1.7
Michigan	12	490,000	10.8	7,108,000	9.5
Minnesota	1	46,000	1.0	1,028,000	1.4
Missouri	9	419,000	9.3	8,525,000	11.4
Nevada	1	191,000	4.2	4,672,000	6.3
New Jersey	2	49,000	1.1	1,214,000	1.6
North Carolina	1	58,000	1.3	1,586,000	2.1
Ohio	2	100,000	2.2	1,685,000	2.3
Oregon	1	62,000	1.4	1,602,000	2.1
Pennsylvania	1	36,000	0.8	788,000	1.1
Tennessee	1	27,000	0.6	590,000	0.8
Texas	1	61,000	1.3	1,689,000	2.3
Virginia	1	74,000	1.6	1,990,000	2.7
Washington	2	77,000	1.7	2,037,000	2.7
Wisconsin	4	334,000	7.4	3,709,000	5.0
Total	87	4,522,000	100%	$74,512,000	100%
 _______

(1)	Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2019, with the exception of our senior housing — RIDEA facilities, which is based on annualized NOI.
Indebtedness
For a discussion of our indebtedness, see Note 6, Mortgage Loans Payable, Net, and Note 7, Line of Credit and Term Loans, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Item 3. Legal Proceedings.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
There is no established public trading market for shares of our common stock.
To assist the members of FINRA and their associated persons, pursuant to FINRA Conduct Rule 5110, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, we prepare annual statements of the estimated share value to assist fiduciaries of Benefit Plans and IRAs subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in shares of our common stock. For these purposes, our estimated per share NAV is $9.54 as of December 31, 2018, which estimated per share NAV was approved and established by our board on April 4, 2019 based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of December 31, 2018. However, there is no established public trading market for the shares of our common stock at this time, and there can be no assurance that stockholders could receive $9.54 per share if such a market did exist and they sold their shares of our common stock or that they would be able to receive such amount for their shares of our common stock in the future.
Pursuant to FINRA rules, we disclose an estimated per share NAV of our shares based on a valuation performed at least annually, and we disclose the resulting estimated per share NAV in our Annual Reports on Form 10-K distributed to stockholders. When determining the estimated per share NAV, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated per share NAV; provided, however, that the determination of the estimated per share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. In determining the estimated per share NAV of our shares, our board considered information and analysis, including valuation materials that were provided by an independent third-party valuation firm, information provided by our advisor and the estimated per share NAV recommendation made by the audit committee of our board, which committee is comprised entirely of independent directors. See our Current Report on Form 8-K, filed with the SEC on April 8, 2019, for additional information regarding our independent third-party valuation firm, its valuation materials and the methodology used to determine the estimated per share NAV.
FINRA rules require subsequent valuations to be performed at least annually. The valuations are estimates and consequently should not be viewed as an accurate reflection of the amount of net proceeds that would result from an immediate sale of our assets.
Stockholders
As of March 13, 2020, we had approximately 14,032 stockholders of record.
Distributions
Our board authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on May 1, 2016 and ending on March 31, 2020. The daily distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our Class T and Class I common stock, which is equal to an annualized distribution of $0.60 per share. These distributions were or will be aggregated and paid monthly in arrears in cash or shares of our common stock pursuant to our DRIP Offerings, only from legally available funds.
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

The distributions paid for the years ended December 31, 2019 and 2018, along with the amount of distributions reinvested pursuant to our DRIP Offerings and the sources of distributions as compared to cash flows from operations were as follows:

	Years Ended December 31,
	2019		2018
Distributions paid in cash	$20,905,000		$13,989,000
Distributions reinvested	25,533,000		17,612,000
	$46,438,000		$31,601,000
Sources of distributions:
Cash flows from operations	$39,540,000	85.1%	$15,423,000	48.8%
Offering proceeds	5,396,000	11.6	16,178,000	51.2
Proceeds from borrowings	1,502,000	3.3	—	—
	$46,438,000	100%	$31,601,000	100%
As of December 31, 2019, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and all or any portion of a distribution to our stockholders may have been paid from net offering proceeds and borrowings. The payment of distributions from our net offering proceeds and borrowings have reduced the amount of capital we ultimately invested in assets and negatively impacted the amount of income available for future distributions.
As of December 31, 2019, we had an amount payable of $951,000 to our advisor or its affiliates primarily for asset management fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice. See Note 13, Related Party Transactions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
The distributions paid for the years ended December 31, 2019 and 2018, along with the amount of distributions reinvested pursuant to our DRIP Offerings and the sources of our distributions as compared to FFO were as follows:

	Years Ended December 31,
	2019		2018
Distributions paid in cash	$20,905,000		$13,989,000
Distributions reinvested	25,533,000		17,612,000
	$46,438,000		$31,601,000
Sources of distributions:
FFO attributable to controlling interest	$30,109,000	64.8%	$24,923,000	78.9%
Offering proceeds	13,053,000	28.1	6,678,000	21.1
Proceeds from borrowings	3,276,000	7.1	—	—
	$46,438,000	100%	$31,601,000	100%
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

Securities Authorized for Issuance Under Equity Compensation Plans
We adopted our incentive plan, pursuant to which our board or a committee of our independent directors may make grants of options, restricted shares of common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 4,000,000. For a further discussion of our incentive plan, see Note 12, Equity — 2015 Incentive Plan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K. The following table provides information regarding our incentive plan as of December 31, 2019:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders(1)	—	—	3,917,500
Equity compensation plans not approved by security holders	—	—	—
Total	—		3,917,500
________

(1)
Through December 31, 2019, we granted an aggregate of 12,500 shares of our restricted Class T common stock, as defined in our incentive plan, to each of our independent directors in connection with their initial election and re-election to our board, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant. In addition, through December 31, 2019, we granted an aggregate of 15,000 shares of our restricted Class T common stock, as defined in our incentive plan, to each of our independent directors in consideration for their past services rendered. These shares of restricted Class T common stock vest under the same period described above. Prior to April 5, 2019, the fair value of each share at the date of grant was based on the then most recent price paid to acquire one share of our Class T common stock in our initial offering; effective April 5, 2019, the fair value of each share at the date of grant was estimated at the most recent estimated per share NAV approved and established by our board; and with respect to the initial 20.0% of shares of our restricted Class T common stock that vested on the date of grant, expensed as compensation immediately, and with respect to the remaining shares of our restricted Class T common stock, amortized over the period from the service inception date to the vesting date for each vesting tranche (i.e., on a tranche by tranche basis) using the accelerated attribution method. Shares of our restricted Class T common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted Class T common stock have full voting rights and rights to distributions. Such shares are not shown in the chart above as they are deemed outstanding shares of our common stock; however, such grants reduce the number of securities remaining available for future issuance.

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
During the three months ended December 31, 2019, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 to October 31, 2019	—	$—	—	(1)
November 1, 2019 to November 30, 2019	—	$—	—	(1)
December 1, 2019 to December 31, 2019	260,029	$9.29	260,029	(1)
Total	260,029	$9.29	260,029
___________

(1)	A description of the maximum number of shares that may be purchased under our share repurchase plan is included in the narrative preceding this table.

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
We had no results of operations for the period from January 23, 2015 (Date of Inception) through December 31, 2015, and therefore, our results of operations for the years ended December 31, 2019, 2018, 2017 and 2016 are not comparable to the period from January 23, 2015 (Date of Inception) through December 31, 2015. In addition, on January 1, 2019, we adopted ASC Topic 842, Leases, using the modified retrospective approach whereby the cumulative effect of adoption was recognized on the adoption date and prior periods were not restated. As such, with respect to our leases as both lessees and lessors, certain financial information below is presented pursuant to ASC Topic 842 for the year ended December 31, 2019, and pursuant to the lease accounting standard then in effect for the prior years. Therefore, our results of operations for the year ended December 31, 2019 may not be comparable to the prior years presented below. See Note 2, Summary of Significant Accounting Policies — Leases, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of ASC Topic 842.
The following selected financial data is derived from our consolidated financial statements in Part IV, Item 15, Exhibits, Financial Statement Schedules that is a part of this Annual Report on Form 10-K.

	December 31,
Selected Financial Data	2019	2018	2017	2016	2015
BALANCE SHEET DATA:
Total assets	$1,068,327,000	$896,372,000	$480,153,000	$142,758,000	$202,000
Mortgage loans payable, net	$26,070,000	$16,892,000	$11,567,000	$3,965,000	$—
Line of credit and term loans	$396,800,000	$275,000,000	$84,100,000	$33,900,000	$—
Stockholders’ equity	$590,079,000	$557,672,000	$353,224,000	$92,255,000	$200,000

	Years Ended December 31,				Period from January 23, 2015 (Date of Inception) through
	2019	2018	2017	2016	December 31, 2015
STATEMENT OF OPERATIONS DATA:
Total revenues	$120,770,000	$84,456,000	$33,333,000	$3,156,000	$—
Net (loss) income	$(18,851,000)	$(8,586,000)	$508,000	$(5,474,000)	$—
Net (loss) income attributable to controlling interest	$(18,769,000)	$(8,354,000)	$541,000	$(5,474,000)	$—
Net (loss) income per Class T and Class I common share attributable to controlling interest — basic and diluted(1)	$(0.24)	$(0.15)	$0.02	$(1.75)	$—
STATEMENT OF CASH FLOWS DATA:
Net cash provided by (used in) operating activities	$39,540,000	$15,423,000	$12,404,000	$(3,621,000)	$—
Net cash used in investing activities	$(199,934,000)	$(411,554,000)	$(330,688,000)	$(133,322,000)	$—
Net cash provided by financing activities	$161,650,000	$403,618,000	$323,150,000	$138,978,000	$202,000
OTHER DATA:
Distributions declared	$47,065,000	$32,943,000	$16,672,000	$1,877,000	$—
Distributions declared per Class T and Class I common share	$0.60	$0.60	$0.60	$0.40	$—
Funds from operations attributable to controlling interest(2)	$30,109,000	$24,923,000	$14,134,000	$(4,222,000)	$—
Modified funds from operations attributable to controlling interest(2)	$33,822,000	$24,623,000	$12,941,000	$287,000	$—
Net operating income(3)	$64,110,000	$42,934,000	$21,838,000	$2,258,000	$—

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
We define MFFO, a non-GAAP measure, consistent with Practice Guideline issued by the IPA in November 2010. The Practice Guideline defines modified funds from operations as funds from operations further adjusted for the following items included in the determination of GAAP net income (loss): acquisition fees and expenses; amounts relating to deferred rent and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income (loss); gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan; unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting; and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect modified funds from operations on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income (loss) in calculating cash flows from operations and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. We are responsible for managing interest rate, hedge and foreign exchange risk, and we do not rely on another party to manage such risk. In as much as interest rate hedges will not be a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are based on market fluctuations and may not be directly related or attributable to our operations.
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above- and below-market leases, change in deferred rent, fair value adjustments of derivative financial instruments and the adjustments of such items related to our investment in an unconsolidated entity and redeemable noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the periods presented in the table below.
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

The following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure, to FFO and MFFO for the periods presented below:

	Years Ended December 31,				Period from January 23, 2015 (Date of Inception) through
	2019	2018	2017	2016	December 31, 2015
Net (loss) income	$(18,851,000)	$(8,586,000)	$508,000	$(5,474,000)	$—
Add:
Depreciation and amortization related to real estate — consolidated properties	45,626,000	32,658,000	13,639,000	1,252,000	—
Depreciation and amortization related to real estate — unconsolidated entity	3,365,000	891,000	—	—	—
Net loss attributable to redeemable noncontrolling interests	82,000	232,000	33,000	—	—
Less:
Depreciation and amortization related to redeemable noncontrolling interests	(113,000)	(272,000)	(46,000)	—	—
FFO attributable to controlling interest	$30,109,000	$24,923,000	$14,134,000	$(4,222,000)	$—

Acquisition related expenses(a)	$1,974,000	$2,795,000	$655,000	$4,745,000	$—
Amortization of above- and below-market leases(b)	(207,000)	(165,000)	(143,000)	(29,000)	—
Change in deferred rent(c)	(2,925,000)	(3,029,000)	(1,705,000)	(207,000)	—
Loss in fair value of derivative financial instruments(d)	4,385,000	—	—	—	—
Adjustments for unconsolidated entity(e)	486,000	99,000	—	—	—
Adjustments for redeemable noncontrolling interests(e)	—	—	—	—	—
MFFO attributable to controlling interest	$33,822,000	$24,623,000	$12,941,000	$287,000	$—
Weighted average Class T and Class I common shares outstanding — basic and diluted	78,396,077	54,847,197	27,754,701	3,131,466	20,833
Net (loss) income per Class T and Class I common share — basic and diluted	$(0.24)	$(0.16)	$0.02	$(1.75)	$—
FFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$0.38	$0.45	$0.51	$(1.35)	$—
MFFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$0.43	$0.45	$0.47	$0.09	$—
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

(d)
Under GAAP, we are required to include changes in fair value of our derivative financial instruments in the determination of net income or loss. We believe that adjusting for the change in fair value of our derivative financial instruments to arrive at MFFO is appropriate because such adjustments may not be reflective of on-going operations and reflect unrealized impacts on value based only on then current market conditions, although they may be based upon general market conditions. The need to reflect the change in fair value of our derivative financial instruments is a continuous process and is analyzed on a quarterly basis in accordance with GAAP.

(e)
Includes all adjustments to eliminate the unconsolidated entity’s share or redeemable noncontrolling interests’ share, as applicable, of the adjustments described in notes (a) – (d) above to convert our FFO to MFFO.

(3)	Net Operating Income:
NOI is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, acquisition related expenses, depreciation and amortization, interest expense, income or loss from unconsolidated entity, other income and income tax benefit or expense. NOI is not equivalent to our net income (loss) as determined under GAAP and may not be a useful measure in measuring operational income or cash flows. Furthermore, NOI is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) as an indication of our performance, as an alternative to cash flows from operations, as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. NOI should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) or in its applicability in evaluating our operating performance. Investors are also cautioned that NOI should only be used to assess our operational performance in periods in which we have not incurred or accrued any acquisition related expenses.
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

To facilitate understanding of this financial measure, the following is a reconciliation of net income (loss), which is the most directly comparable GAAP financial measure, to net operating income for the periods presented below:

	Years Ended December 31,				Period from January 23, 2015 (Date of Inception) through
	2019	2018	2017	2016	December 31, 2015
Net (loss) income	$(18,851,000)	$(8,586,000)	$508,000	$(5,474,000)	$—
General and administrative	15,235,000	9,172,000	4,338,000	1,221,000	—
Acquisition related expenses	1,974,000	2,795,000	655,000	4,745,000	—
Depreciation and amortization	45,626,000	32,658,000	13,639,000	1,252,000	—
Interest expense	20,576,000	6,788,000	2,699,000	514,000	—
(Income) loss from unconsolidated entity	(267,000)	110,000	—	—	—
Other income	(175,000)	(11,000)	(1,000)	—	—
Income tax (benefit) expense	(8,000)	8,000	—	—	—
Net operating income	$64,110,000	$42,934,000	$21,838,000	$2,258,000	$—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT IV, Inc. and its subsidiaries, including Griffin-American Healthcare REIT IV Holdings, LP, except where the context otherwise requires.
The following discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2019 and 2018, together with our results of operations and cash flows for the years ended December 31, 2019, 2018 and 2017.
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
Overview and Background
Griffin-American Healthcare REIT IV, Inc., a Maryland corporation, was incorporated on January 23, 2015 and therefore we consider that our date of inception. We were initially capitalized on February 6, 2015. We invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, skilled nursing facilities, senior housing and other healthcare-related facilities. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). We may also originate and acquire secured loans and real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income. We qualified to be taxed as a REIT under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2016, and we intend to continue to qualify to be taxed as a REIT.
On February 16, 2016, we commenced our initial public offering, or our initial offering, in which we were initially offering to the public up to $3,150,000,000 in shares of our Class T common stock, consisting of up to $3,000,000,000 in shares of our Class T common stock in the primary portion of our initial offering and up to $150,000,000 in shares of our Class T common stock pursuant to our distribution reinvestment plan, as amended, or the DRIP. Effective June 17, 2016, we reallocated certain of the unsold shares of Class T common stock being offered and began offering shares of Class I common stock, such that we were offering up to approximately $2,800,000,000 in shares of Class T common stock and $200,000,000 in shares of Class I common stock in the primary portion of our initial offering, and up to an aggregate of $150,000,000 in shares of our Class T and Class I common stock pursuant to the DRIP, aggregating up to $3,150,000,000. On February 15, 2019, we terminated our initial offering, and as of such date, we sold 75,639,681 aggregate shares of our Class T and Class I common stock, or approximately $754,118,000, and a total of $31,021,000 in distributions were reinvested that resulted in 3,253,535 shares of our common stock being issued pursuant to the DRIP portion of our initial offering. See Note 12, Equity — Common Stock, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
On January 18, 2019, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $100,000,000 of additional shares of our common stock to be issued pursuant to the DRIP, or the 2019 DRIP Offering. The Registration Statement on Form S-3 was automatically effective with the the SEC upon its filing. We commenced offering shares pursuant to the 2019 DRIP Offering on March 1, 2019, following the termination of our initial offering on February 15, 2019. See Note 12, Equity — Distribution Reinvestment Plan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion. We collectively refer to the DRIP portion of our initial offering and the 2019 DRIP Offering as our DRIP Offerings. As of December 31, 2019, a total of $21,609,000 in distributions were reinvested that resulted in 2,260,164 shares of our common stock being issued pursuant to the 2019 DRIP Offering.
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
We conduct substantially all of our operations through Griffin-American Healthcare REIT IV Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT IV Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 16, 2016 and had a one-year initial term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 12, 2020 and expires on February 16, 2021. Our advisor uses its best efforts, subject to the oversight and review of our board, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by wholly owned subsidiaries of American Healthcare Investors and 25.0% owned by a wholly owned subsidiary of Griffin Capital Company. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony Capital, Inc. (NYSE: CLNY), or Colony Capital, and 7.8% owned by James F. Flaherty III, a former partner of Colony Capital. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or our dealer manager, Colony Capital or Mr. Flaherty; however, we are affiliated with Griffin-American Healthcare REIT IV Advisor, LLC, American Healthcare Investors and AHI Group Holdings.
We currently operate through four reportable business segments: medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities. As of December 31, 2019, we had completed 43 property acquisitions whereby we owned 82 properties, comprising 87 buildings, or approximately 4,522,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $1,022,889,000. As of December 31, 2019, we also own a 6.0% interest in a joint venture which owns a portfolio of integrated senior health campuses and ancillary businesses.
Critical Accounting Policies
We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition, tenant and resident receivables and allowance for uncollectible accounts, accounting for property acquisitions, capitalization of expenditures and depreciation of assets, impairment of long-lived and intangible assets, properties held for sale and qualification as a REIT. These estimates are made and evaluated on an on-going basis using information that is available as well as various other assumptions believed to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We believe that our critical accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2019, in Note 2, Summary of Significant Accounting Policies. There have been no significant changes to our critical accounting policies during 2019 other than those resulting from new accounting standards.
Recently Adopted Accounting Pronouncements
For a discussion of recently adopted accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Adopted Accounting Pronouncements, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Acquisitions in 2020, 2019, 2018 and 2017
For a discussion of our property acquisitions in 2020, 2019, 2018 and 2017, see Note 3, Real Estate Investments, Net and Note 21, Subsequent Events — Property Acquisitions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties other than those listed in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K. However, due to the recent outbreak of the coronavirus in the U.S. and globally, our residents, tenants and operating partners may be impacted. The impact of the coronavirus on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus, the success of actions taken to contain or treat the coronavirus, and reactions by consumers, companies, governmental entities and capital markets.
Scheduled Lease Expirations
Excluding our senior housing — RIDEA facilities, as of December 31, 2019, our properties were 95.8% leased and during 2020, 7.8% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next 12 months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. As of December 31, 2019, our remaining weighted average lease term was 8.6 years, excluding our senior housing —RIDEA facilities.
Our senior housing— RIDEA facilities were 83.2% leased for the year ended December 31, 2019 and substantially all of our leases with residents at such properties are for a term of one year or less.
Results of Operations
Comparison of the Years Ended December 31, 2019, 2018 and 2017
Our operating results are primarily comprised of income derived from our portfolio of properties and expenses in connection with the acquisition and operation of such properties. In general, we expect amounts related to our portfolio of operating properties to increase in the future based on a full year of operations of newly acquired properties as well as any additional real estate and real estate-related investments we may acquire.
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2016; senior housing facility in December 2016; senior housing — RIDEA facility in November 2017; and skilled nursing facility in March 2018, we added a new reporting segment at each such time. As of December 31, 2019, we operated through four reportable business segments, with activities related to investing in medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities.

Changes in our operating results are primarily due to owning 87 buildings as of December 31, 2019, as compared to 69 buildings as of December 31, 2018 and as compared to 40 buildings as of December 31, 2017. In addition, the changes in our operating results were due to transitioning the operations of two senior housing facilities within Lafayette Assisted Living Portfolio to a RIDEA structure in February 2019. As of December 31, 2019, 2018 and 2017, we owned the following types of properties:

	December 31,
	2019			2018			2017
	Number of Buildings	Aggregate Contract Purchase Price	Leased %	Number of Buildings	Aggregate Contract Purchase Price	Leased %	Number of Buildings	Aggregate Contract Purchase Price	Leased %
Medical office buildings	43	$603,639,000	93.1%	29	$423,439,000	93.5%	18	$262,290,000	93.3%
Senior housing	19	147,600,000	100%	18	150,350,000	100%	12	94,350,000	100%
Senior housing — RIDEA	14	153,850,000	(1)	12	137,100,000	(1)	10	109,500,000	(1)
Skilled nursing facilities	11	117,800,000	100%	10	110,800,000	100%	—	—	—%
Total/weighted average(2)	87	$1,022,889,000	95.8%	69	$821,689,000	96.4%	40	$466,140,000	95.2%
___________

(1)
For the years ended December 31, 2019, 2018 and 2017, the leased percentage for the resident units of our senior housing RIDEA facilities was 83.2%, 77.7% and 76.0%, respectively, based on daily average occupancy of licensed beds/units.

(2)	Leased percentage excludes our senior housing — RIDEA facilities.
Revenues
Our primary sources of revenue include rent and resident fees and services from our properties. Revenue by reportable segment consisted of the following for the periods then ended:

	Years Ended December 31,
	2019	2018	2017
Real Estate Revenue
Medical office buildings	$54,508,000	$34,339,000	$22,320,000
Skilled nursing facilities	11,681,000	4,266,000	—
Senior housing	8,421,000	8,994,000	5,450,000
Total real estate revenue	74,610,000	47,599,000	27,770,000
Resident Fees and Services
Senior housing — RIDEA	46,160,000	36,857,000	5,563,000
Total resident fees and services	46,160,000	36,857,000	5,563,000
Total revenues	$120,770,000	$84,456,000	$33,333,000

For the years ended December 31, 2019, 2018 and 2017, real estate revenue primarily comprised of base rent of $56,373,000, $35,340,000 and $20,705,000, respectively, and expense recoveries of $14,453,000, $8,933,000 and $5,162,000, respectively.
For the years ended December 31, 2019, 2018 and 2017, resident fees and services consisted of rental fees related to resident leases and extended health care fees. The increase in resident fees and services for the year ended December 31, 2019, compared to the year ended December 31, 2018, was primarily due to a full year of operations during 2019 for two senior housing — RIDEA facilities acquired during the year ended December 31, 2018. The increase in resident fees and services for the year ended December 31, 2018, compared to the year ended December 31, 2017, was primarily due to a full year of operations during 2018 for 10 senior housing — RIDEA facilities acquired during the year ended December 31, 2017. The amount of revenue generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease available space at the then existing market rates.
Rental Expenses and Property Operating Expenses
Rental expenses and rental expenses as a percentage of real estate revenue, as well as property operating expenses and property operating expenses as a percentage of resident fees and services, by reportable segment consisted of the following for the periods then ended:

	Years Ended December 31,
	2019		2018		2017
Rental Expenses
Medical office buildings	$17,528,000	32.2%	$9,934,000	28.9%	$6,694,000	30.0%
Senior housing	1,142,000	13.6%	1,214,000	13.5%	598,000	11.0%
Skilled nursing facilities	556,000	4.8%	351,000	8.2%	—	—%
Total rental expenses	$19,226,000	25.8%	$11,499,000	24.2%	$7,292,000	26.3%
Property Operating Expenses
Senior housing — RIDEA	$37,434,000	81.1%	$30,023,000	81.5%	$4,203,000	75.6%
Total property operating expenses	$37,434,000	81.1%	$30,023,000	81.5%	$4,203,000	75.6%
Senior housing — RIDEA facilities typically have a higher percentage of direct operating expenses to revenue than medical office buildings, senior housing facilities and skilled nursing facilities due to the nature of RIDEA facilities where we conduct day-to-day operations.
General and Administrative
General and administrative expenses consisted of the following for the periods then ended:

	Years Ended December 31,
	2019	2018	2017
Asset management fees — affiliates	$8,276,000	$4,975,000	$2,344,000
Professional and legal fees	3,664,000	1,436,000	878,000
Bad debt expense, net	1,482,000	1,274,000	83,000
Transfer agent services	524,000	362,000	213,000
Bank charges	268,000	240,000	39,000
Board of directors fees	255,000	253,000	216,000
Directors’ and officers’ liability insurance	244,000	212,000	213,000
Restricted stock compensation	207,000	185,000	131,000
Franchise taxes	129,000	100,000	146,000
Other	186,000	135,000	75,000
Total	$15,235,000	$9,172,000	$4,338,000

The increase in general and administrative expenses in 2019 as compared to 2018 was primarily due to the purchase of additional properties in 2018 and 2019 and thus incurring higher asset management fees to our advisor or its affiliates and higher professional and legal fees. General and administrative expenses increased by $1,731,000 for the year ended December 31, 2019 in connection with transitioning the operations of two senior housing facilities within Lafayette Assisted Living Portfolio and Northern California Senior Housing Portfolio to a RIDEA structure. The increase in general and administrative expenses in 2018 as compared to 2017 was primarily due to the purchase of additional properties in 2017 and 2018 and thus incurring higher asset management fees to our advisor or its affiliates and higher professional and legal fees. In addition, we incurred higher transfer agent service fees for 2018 as compared to 2017, due to an increase in the number of investors in connection with the increased equity raise pursuant to our offering throughout 2017 and 2018. We expect general and administrative expenses to continue to increase in 2020 as we acquire additional properties and complete the transition of operations of our above mentioned facilities to a RIDEA structure.
Acquisition Related Expenses
For the years ended December 31, 2019 and 2017, acquisition related expenses were $1,974,000 and $655,000, respectively, which primarily related to costs incurred in pursuit of properties that did not result in an acquisition. For the year ended December 31, 2018, acquisition related expenses were $2,795,000, which were related primarily to the acquisition fee paid upon the purchase of 6.0% of the total membership interests in Trilogy REIT Holdings, LLC on October 1, 2018, as well as expenses incurred in pursuit of properties that did not result in an acquisition.
Depreciation and Amortization
For the years ended December 31, 2019, 2018 and 2017, depreciation and amortization was $45,626,000, $32,658,000 and $13,639,000, respectively, and consisted primarily of depreciation on our operating properties of $27,435,000, $16,723,000 and $8,137,000, respectively, and amortization on our identified intangible assets of $18,074,000, $15,874,000 and $5,493,000, respectively. Included during the year ended December 31, 2019 is $6,226,000 of amortization expense and $1,013,000 of depreciation expense related to the write-off of lease commissions and tenant improvements, respectively, in connection with the termination of a management services agreement with an operator in February 2019.
Interest Expense
Interest expense, including gain or loss in fair value of derivative financial instruments, consisted of the following for the periods then ended:

	Years Ended December 31,
	2019	2018	2017
Interest expense:
Line of credit and term loans and derivative financial instruments	$13,014,000	$4,984,000	$1,819,000
Mortgage loans payable	1,030,000	715,000	413,000
Amortization of deferred financing costs:
Line of credit and term loans	2,028,000	1,000,000	442,000
Mortgage loans payable	78,000	76,000	38,000
Loss in fair value of derivative financial instruments	4,385,000	—	—
Amortization of debt discount/premium	41,000	13,000	(13,000)
Total	$20,576,000	$6,788,000	$2,699,000
The increase in interest expense in 2019 as compared to 2018 and 2017 was primarily related to the increase in debt balances on our line of credit and term loans, as well as interest expense and loss in fair value recognized on our derivative financial instruments we entered into in February 2019. See Note 6, Mortgage Loans Payable, Net, Note 7, Line of Credit and Term Loans and Note 8, Derivative Financial Instruments, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
Liquidity and Capital Resources
Our sources of funds primarily consist of operating cash flows and borrowings. In the normal course of business, our principal demands for funds are for acquisitions of real estate, payment of operating expenses, capital improvement expenditures, interest on our indebtedness and distributions to our stockholders.
Our total capacity to pay operating expenses, capital improvement expenditures, interest and distributions and acquire real estate and real estate-related investments is a function of our current cash position, our borrowing capacity on our line of credit, as well as any future indebtedness that we may incur. As of December 31, 2019, our cash on hand was $15,290,000 and we had $133,200,000 available on our line of credit and term loans. We believe that these resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months.
We estimate that we will require approximately $14,864,000 to pay interest on our outstanding indebtedness in 2020, based on interest rates in effect as of December 31, 2019, and that we will require $8,317,000 to pay down principal on our outstanding indebtedness in 2020. We also require resources to make certain payments to our advisor and its affiliates. See Note 13, Related Party Transactions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of our payments to our advisor and its affiliates. Generally, cash needs for such items will be met from operations and borrowings.
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
Based on the budget for the properties we own as of December 31, 2019, we estimate that our discretionary expenditures for capital and tenant improvements could require up to $13,009,000 within the next 12 months. As of December 31, 2019, we had $358,000 of restricted cash in reserve accounts to fund a portion of such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditures or be able to obtain additional sources of financing on commercially favorable terms or at all.
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
In addition, we are continuing to monitor the outbreak of the coronavirus and its impact on residents in our senior housing and skilled nursing facilities, our tenants, operating partners and the healthcare industry as a whole. The magnitude and duration of the pandemic and its impact on our operations and liquidity is uncertain as of the filing date of our report as this continues to evolve globally. However, if the outbreak continues on its current trajectory, such impacts could grow and become material. To the extent that our residents, tenants and operating partners continue to be impacted by the coronavirus outbreak, or by the other risks disclosed in our report, this could materially disrupt our business operations.
Cash Flows
The following table sets forth changes in cash flows:

	Years Ended December 31,
	2019	2018	2017
Cash, cash equivalents and restricted cash — beginning of period	$14,590,000	$7,103,000	$2,237,000
Net cash provided by operating activities	39,540,000	15,423,000	12,404,000
Net cash used in investing activities	(199,934,000)	(411,554,000)	(330,688,000)
Net cash provided by financing activities	161,650,000	403,618,000	323,150,000
Cash, cash equivalents and restricted cash — end of period	$15,846,000	$14,590,000	$7,103,000
The following summary discussion of our changes in our cash flows is based on our consolidated statements of cash flows appearing elsewhere in this Annual Report on Form 10-K and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Operating Activities
For the years ended December 31, 2019, 2018 and 2017, cash flows provided by operating activities primarily related to the cash flows provided by our property operations, offset by payments of general and administrative expenses. See the “Results of Operations” section above for a further discussion. We anticipate cash flows from operating activities to increase in 2020 as we recognize a full year of operations for the properties acquired during 2019 and purchase additional real estate investments in the first quarter of 2020.
Investing Activities
For the year ended December 31, 2019, cash flows used in investing activities related primarily to our 2019 property acquisitions in the amount of $195,249,000 and the payment of $6,497,000 for capital expenditures. For the year ended December 31, 2018, cash flows used in investing activities related primarily to our 2018 acquisitions in the amount of $355,070,000, our investment in an unconsolidated entity for $48,000,000 and the payment of $4,257,000 for capital expenditures. For the year ended December 31, 2017, cash flows used in investing activities related primarily to our 2017 acquisitions in the amount of $328,933,000 and the payment of $1,121,000 for capital expenditures. We generally anticipate that cash flows used in investing activities will decrease due to fewer anticipated acquisitions as a result of the termination of our initial offering in February 2019.
Financing Activities
For the year ended December 31, 2019, cash flows provided by financing activities related primarily to net borrowings on our line of credit and term loans of $121,800,000 as well as funds raised from investors in our initial offering in the amount of $90,438,000, partially offset by $20,905,000 in distributions to our common stockholders, the payment of offering costs of$19,136,000 in connection with our initial offering and 2019 DRIP Offering and $8,609,000 in share repurchases. For the year ended December 31, 2018, cash flows provided by financing activities related primarily to funds raised from investors in our initial offering in the amount of $254,017,000 and net borrowings on our line of credit and term loans of $190,900,000, partially offset by the payment of offering costs of $19,817,000 in connection with our initial offering, distributions to our common stockholders of $13,989,000, the payment of deferred financing costs of $4,092,000 in connection with our line of credit and term loans and mortgage loans payable and $3,312,000 in repurchases of common stock. For the year ended December 31, 2017, cash flows provided by financing activities related primarily to funds raised from investors in our initial offering in the amount of $298,639,000 and net borrowings on our line of credit and term loans of $50,200,000, partially offset by the payment of offering costs of $18,072,000 in connection with our initial offering, distributions to our common stockholders of $6,398,000 and the payment of deferred financing costs of $1,115,000 in connection with our line of credit and term loans and mortgage loans payable.
Distributions
The income tax treatment for distributions reportable for the years ended December 31, 2019, 2018 and 2017 was as follows:

	Years Ended December 31,
	2019		2018		2017
Ordinary income	$10,099,000	21.8%	$11,909,000	37.7%	$6,021,000	39.9%
Capital gain	—	—	—	—	—	—
Return of capital	36,317,000	78.2	19,673,000	62.3	9,055,000	60.1
	$46,416,000	100%	$31,582,000	100%	$15,076,000	100%
Amounts listed above do not include distributions paid on nonvested shares of our restricted common stock, which have been separately reported.
See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions, for a further discussion of our distributions.

Financing
We intend to continue to finance all or a portion of the purchase price of our investments in real estate by borrowing funds. We anticipate that our overall leverage will not exceed 50.0% of the combined market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2019, our aggregate borrowings were 36.3% of the combined market value of all of our real estate investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of March 19, 2020 and December 31, 2019, our leverage did not exceed 300% of the value of our net assets.
Mortgage Loans Payable, Net
For a discussion of our mortgage loans payable, net, see Note 6, Mortgage Loans Payable, Net, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Line of Credit and Term Loans
For a discussion of our line of credit and term loans, see Note 7, Line of Credit and Term Loans, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
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
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 10, Commitments and Contingencies, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Debt Service Requirements
A significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of December 31, 2019, we had $27,099,000 ($26,070,000, net of discount/premium and deferred financing costs) of fixed-rate mortgage loans payable outstanding secured by four of our properties. As of December 31, 2019, we had $396,800,000 outstanding, and $133,200,000 remained available under our line of credit and term loans. See Note 6, Mortgage Loans Payable, Net, and Note 7, Line of Credit and Term Loans, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
We are required by the terms of certain loan documents to meet certain covenants, such as leverage ratios, net worth ratios, debt service coverage ratios, fixed charge coverage ratios and reporting requirements. As of December 31, 2019, we were in compliance with all such covenants and requirements on our mortgage loans payable and our line of credit and term loans. As of December 31, 2019, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps, was 4.00% per annum.

Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our line of credit and term loans; (ii) interest payments on our mortgage loans payable and our line of credit and term loans; and (iii) ground lease obligations as of December 31, 2019:

	Payments Due by Period
	2020	2021-2022	2023-2024	Thereafter	Total
Principal payments — fixed-rate debt	$8,317,000	$1,273,000	$1,392,000	$16,117,000	$27,099,000
Interest payments — fixed-rate debt	757,000	1,429,000	1,309,000	5,443,000	8,938,000
Principal payments — variable-rate debt	—	396,800,000	—	—	396,800,000
Interest payments — variable-rate debt (based on rates in effect as of December 31, 2019)	14,107,000	12,912,000	—	—	27,019,000
Ground lease obligations	519,000	1,049,000	1,064,000	47,103,000	49,735,000
Total	$23,700,000	$413,463,000	$3,765,000	$68,663,000	$509,591,000
Off-Balance Sheet Arrangements
As of December 31, 2019, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Inflation
During the year ended December 31, 2019, inflation has not significantly affected our operations because of the moderate inflation rate; however, we expect to be exposed to inflation risk as income from future long-term leases will be the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions include negotiated rental increases, reimbursement billings for operating expense pass-through charges, and real estate tax and insurance reimbursements. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.
Related Party Transactions
For a discussion of related party transactions, see Note 13, Related Party Transactions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Subsequent Events
For a discussion of subsequent events, see Note 21, Subsequent Events, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk. There were no material changes in our market risk exposures between the years ended December 31, 2019, 2018 and 2017.
Interest Rate Risk
We are exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our interest rate risk is monitored using a variety of techniques. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed or variable rates.
We have entered into and may continue to enter into derivative financial instruments such as interest rate swaps in order to mitigate our interest rate risk on a related financial instrument. We do not apply hedge accounting treatment to these derivatives, therefore changes in the fair value of interest rate derivative financial instruments are recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying consolidated statements of operations. As of December 31, 2019, our interest rate swap liabilities are recorded in our accompanying consolidated balance sheets at their aggregate fair value of $4,385,000. We will not enter into derivatives or interest rate transactions for speculative purposes.
As of December 31, 2019, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Fixed-rate debt — principal payments	$8,317,000	$622,000	$651,000	$681,000	$711,000	$16,117,000	$27,099,000	$26,677,000
Weighted average interest rate on maturing fixed-rate debt	4.75%	4.48%	4.49%	4.49%	4.50%	3.84%	4.18%	—
Variable-rate debt — principal payments	$—	$396,800,000	$—	$—	$—	$—	$396,800,000	$396,891,000
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of December 31, 2019)	—%	3.50%	—%	—%	—%	—%	3.50%	—
Mortgage Loans Payable, Net and Line of Credit and Term Loans
Mortgage loans payable was $27,099,000 ($26,070,000, net of discount/premium and deferred financing costs) as of December 31, 2019. As of December 31, 2019, we had four fixed-rate mortgage loans payable with interest rates ranging from 3.67% to 5.25% per annum. In addition, as of December 31, 2019, we had $396,800,000 outstanding under our line of credit and term loans at a weighted-average interest rate of 3.50% per annum.
As of December 31, 2019, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps, was 4.00% per annum. An increase in the variable interest rate on our variable-rate line of credit and term loans constitutes a market risk. As of December 31, 2019, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on our variable-rate line of credit and term loans by $744,000, or 5.30% of total annualized interest expense on our mortgage loans payable and our line of credit and term loans. See Note 6, Mortgage Loans Payable, Net, and Note 7, Line of Credit and Term Loans, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2019 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2019, were effective at the reasonable assurance level.
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
Based on our evaluation under the Internal Control-Integrated Framework issued in 2013, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
(c) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2020 annual meeting of stockholders.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2020 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2020 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2020 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2020 annual meeting of stockholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements:
(a)(2) Financial Statement Schedule:
The following financial statement schedule for the year ended December 31, 2019 is submitted herewith:

Page
Real Estate and Accumulated Depreciation (Schedule III)	132
All schedules other than the one listed above have been omitted as the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.

(a)(3) Exhibits:

Page
The exhibits listed in this section are included, or incorporated by reference, in this annual report.	137
(b) Exhibits:
See Item 15(a)(3) above.
(c) Financial Statement Schedule:
See Item 15(a)(2) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Griffin-American Healthcare REIT IV, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Griffin-American Healthcare REIT IV, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, equity and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company adopted FASB ASC Topic 842, Leases, using the modified retrospective approach.
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
March 19, 2020

We have served as the Company’s auditor since 2015.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2019 and 2018

	December 31,
	2019	2018
ASSETS
Real estate investments, net	$895,060,000	$731,676,000
Cash and cash equivalents	15,290,000	14,388,000
Accounts and other receivables, net	4,608,000	11,249,000
Restricted cash	556,000	202,000
Real estate deposits	1,915,000	3,900,000
Identified intangible assets, net	74,023,000	74,723,000
Operating lease right-of-use assets, net	14,255,000	—
Other assets, net	62,620,000	60,234,000
Total assets	$1,068,327,000	$896,372,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage loans payable, net(1)	$26,070,000	$16,892,000
Line of credit and term loans(1)	396,800,000	275,000,000
Accounts payable and accrued liabilities(1)	32,033,000	32,395,000
Accounts payable due to affiliates(1)	1,016,000	8,588,000
Identified intangible liabilities, net	1,601,000	1,627,000
Operating lease liabilities(1)	9,858,000	—
Security deposits, prepaid rent and other liabilities(1)	9,408,000	2,827,000
Total liabilities	476,786,000	337,329,000

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests (Note 11)	1,462,000	1,371,000

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Class T common stock, $0.01 par value per share; 900,000,000 shares authorized; 74,244,823 and 64,996,843 shares issued and outstanding as of December 31, 2019 and 2018, respectively	742,000	650,000
Class I common stock, $0.01 par value per share; 100,000,000 shares authorized; 5,655,051 and 4,258,128 shares issued and outstanding as of December 31, 2019 and 2018, respectively	56,000	42,000
Additional paid-in capital	719,894,000	621,759,000
Accumulated deficit	(130,613,000)	(64,779,000)
Total stockholders’ equity	590,079,000	557,672,000
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,068,327,000	$896,372,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
As of December 31, 2019 and 2018

___________

(1)
Such liabilities of Griffin-American Healthcare REIT IV, Inc. as of December 31, 2019 and 2018 represented liabilities of Griffin-American Healthcare REIT IV Holdings, LP or its consolidated subsidiaries. Griffin-American Healthcare REIT IV Holdings, LP is a variable interest entity, or VIE, and a consolidated subsidiary of Griffin-American Healthcare REIT IV, Inc. The creditors of Griffin-American Healthcare REIT IV Holdings, LP or its consolidated subsidiaries do not have recourse against Griffin-American Healthcare REIT IV, Inc., except for the 2018 Credit Facility, as defined in Note 7, held by Griffin-American Healthcare REIT IV Holdings, LP in the amount of $396,800,000 and $275,000,000 as of December 31, 2019 and 2018, respectively, which is guaranteed by Griffin-American Healthcare REIT IV, Inc.

The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2019, 2018 and 2017

	Years Ended December 31,
	2019	2018	2017
Revenues:
Real estate revenue	$74,610,000	$47,599,000	$27,770,000
Resident fees and services	46,160,000	36,857,000	5,563,000
Total revenues	120,770,000	84,456,000	33,333,000
Expenses:
Rental expenses	19,226,000	11,499,000	7,292,000
Property operating expenses	37,434,000	30,023,000	4,203,000
General and administrative	15,235,000	9,172,000	4,338,000
Acquisition related expenses	1,974,000	2,795,000	655,000
Depreciation and amortization	45,626,000	32,658,000	13,639,000
Total expenses	119,495,000	86,147,000	30,127,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)	(16,191,000)	(6,788,000)	(2,699,000)
Loss in fair value of derivative financial instruments	(4,385,000)	—	—
Income (loss) from unconsolidated entity	267,000	(110,000)	—
Other income	175,000	11,000	1,000
(Loss) income before income taxes	(18,859,000)	(8,578,000)	508,000
Income tax benefit (expense)	8,000	(8,000)	—
Net (loss) income	(18,851,000)	(8,586,000)	508,000
Less: net loss attributable to redeemable noncontrolling interests	82,000	232,000	33,000
Net (loss) income attributable to controlling interest	$(18,769,000)	$(8,354,000)	$541,000
Net (loss) income per Class T and Class I common share attributable to controlling interest — basic and diluted	$(0.24)	$(0.15)	$0.02
Weighted average number of Class T and Class I common shares outstanding — basic and diluted	78,396,077	54,847,197	27,754,701
The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2019, 2018 and 2017

	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE — December 31, 2016	11,377,439	$114,000	$99,492,000	$(7,351,000)	$92,255,000
Issuance of common stock	29,960,609	300,000	297,776,000	—	298,076,000
Offering costs — common stock	—	—	(29,028,000)	—	(29,028,000)
Issuance of common stock under the DRIP	924,358	9,000	8,680,000	—	8,689,000
Issuance of vested and nonvested restricted common stock	22,500	—	45,000	—	45,000
Amortization of nonvested common stock compensation	—	—	86,000	—	86,000
Repurchase of common stock	(77,746)	(1,000)	(734,000)	—	(735,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(33,000)	—	(33,000)
Distributions declared ($0.60 per share)	—	—	—	(16,672,000)	(16,672,000)
Net income	—	—	—	541,000	541,000	(1)
BALANCE — December 31, 2017	42,207,160	$422,000	$376,284,000	$(23,482,000)	$353,224,000
Issuance of common stock	25,537,018	256,000	254,996,000	—	255,252,000
Offering costs — common stock	—	—	(23,760,000)	—	(23,760,000)
Issuance of common stock under the DRIP	1,838,711	18,000	17,594,000	—	17,612,000
Issuance of vested and nonvested restricted common stock	22,500	—	45,000	—	45,000
Amortization of nonvested common stock compensation	—	—	140,000	—	140,000
Repurchase of common stock	(350,418)	(4,000)	(3,308,000)	—	(3,312,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(232,000)	—	(232,000)
Distributions declared ($0.60 per share)	—	—	—	(32,943,000)	(32,943,000)
Net loss	—	—	—	(8,354,000)	(8,354,000)	(1)
BALANCE — December 31, 2018	69,254,971	$692,000	$621,759,000	$(64,779,000)	$557,672,000
Issuance of common stock	8,884,165	89,000	88,626,000	—	88,715,000
Offering costs — common stock	—	—	(7,432,000)	—	(7,432,000)
Issuance of common stock under the DRIP	2,666,913	26,000	25,507,000	—	25,533,000
Issuance of vested and nonvested restricted common stock	22,500	—	43,000	—	43,000
Amortization of nonvested common stock compensation	—	—	164,000	—	164,000
Repurchase of common stock	(928,675)	(9,000)	(8,600,000)	—	(8,609,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(173,000)	—	(173,000)
Distributions declared ($0.60 per share)	—	—	—	(47,065,000)	(47,065,000)
Net loss	—	—	—	(18,769,000)	(18,769,000)	(1)
BALANCE — December 31, 2019	79,899,874	$798,000	$719,894,000	$(130,613,000)	$590,079,000
___________

(1)
Amount excludes $82,000, $232,000 and $33,000 for the years ended December 31, 2019, 2018 and 2017, respectively, of net loss attributable to redeemable noncontrolling interests. See Note 11, Redeemable Noncontrolling Interests, for a further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2019, 2018 and 2017

	Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(18,851,000)	$(8,586,000)	$508,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	45,626,000	32,658,000	13,639,000
Other amortization	3,251,000	1,015,000	415,000
Deferred rent	(3,076,000)	(3,029,000)	(1,705,000)
Stock based compensation	207,000	185,000	131,000
(Income) loss from unconsolidated entity	(267,000)	110,000	—
Distributions of earnings from unconsolidated entity	157,000	—	—
Bad debt expense	1,482,000	1,274,000	83,000
Change in fair value of derivative financial instruments	4,385,000	—	—
Share discounts	—	—	3,000
Deferred income taxes	(8,000)	8,000	—
Changes in operating assets and liabilities:
Accounts and other receivables	3,489,000	(7,413,000)	(2,166,000)
Other assets	(113,000)	(336,000)	(905,000)
Accounts payable and accrued liabilities	2,999,000	224,000	2,436,000
Accounts payable due to affiliates	224,000	338,000	239,000
Security deposits, prepaid rent, operating lease and other liabilities	35,000	(1,025,000)	(274,000)
Net cash provided by operating activities	39,540,000	15,423,000	12,404,000
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate investments	(195,249,000)	(355,070,000)	(328,933,000)
Investment in unconsolidated entity	(600,000)	(48,000,000)	—
Distributions in excess of earnings from unconsolidated entity	1,294,000	290,000	—
Capital expenditures	(6,497,000)	(4,257,000)	(1,121,000)
Real estate deposits	1,385,000	(3,400,000)	(300,000)
Pre-acquisition expenses	(267,000)	(1,117,000)	(334,000)
Net cash used in investing activities	(199,934,000)	(411,554,000)	(330,688,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on mortgage loans payable	(650,000)	(449,000)	(273,000)
Borrowings under the line of credit and term loans	257,900,000	771,200,000	308,600,000
Payments on the line of credit and term loans	(136,100,000)	(580,300,000)	(258,400,000)
Deferred financing costs	(1,192,000)	(4,092,000)	(1,115,000)
Proceeds from issuance of common stock	90,438,000	254,017,000	298,639,000
Contributions from redeemable noncontrolling interests	151,000	369,000	1,000,000
Distributions to redeemable noncontrolling interests	(151,000)	—	—
Repurchase of common stock	(8,609,000)	(3,312,000)	(735,000)
Payment of offering costs	(19,136,000)	(19,817,000)	(18,072,000)
Security deposits	(96,000)	(9,000)	(96,000)
Distributions paid	(20,905,000)	(13,989,000)	(6,398,000)
Net cash provided by financing activities	161,650,000	403,618,000	323,150,000
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,256,000	7,487,000	4,866,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	14,590,000	7,103,000	2,237,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$15,846,000	$14,590,000	$7,103,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Years Ended December 31, 2019, 2018 and 2017

	Years Ended December 31,
	2019	2018	2017
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period:
Cash and cash equivalents	$14,388,000	$7,087,000	$2,237,000
Restricted cash	202,000	16,000	—
Cash, cash equivalents and restricted cash	$14,590,000	$7,103,000	$2,237,000

End of period:
Cash and cash equivalents	$15,290,000	$14,388,000	$7,087,000
Restricted cash	556,000	202,000	16,000
Cash, cash equivalents and restricted cash	$15,846,000	$14,590,000	$7,103,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$13,506,000	$5,194,000	$2,052,000
Income taxes	$30,000	$14,000	$7,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Investing Activities:
Accrued capital expenditures	$2,580,000	$5,391,000	$1,355,000
Accrued pre-acquisition expenses	$412,000	$154,000	$75,000
Tenant improvement overage	$195,000	$692,000	$—
The following represents the increase in certain assets and liabilities in connection with our acquisitions of real estate investments:
Right-of-use asset	$3,133,000	$—	$—
Other assets	$112,000	$225,000	$236,000
Mortgage loans payable, net	$9,735,000	$5,808,000	$8,000,000
Accounts payable and accrued liabilities	$1,146,000	$3,415,000	$1,731,000
Operating lease liability	$4,489,000	$—	$—
Security deposits and prepaid rent	$1,601,000	$2,193,000	$728,000
Financing Activities:
Issuance of common stock under the DRIP	$25,533,000	$17,612,000	$8,689,000
Distributions declared but not paid	$4,086,000	$3,459,000	$2,117,000
Accrued Contingent Advisor Payment	$—	$7,866,000	$7,744,000
Accrued stockholder servicing fee	$12,610,000	$16,395,000	$12,611,000
Receivable from transfer agent	$—	$1,670,000	$471,000
The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2019, 2018 and 2017
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT IV, Inc. and its subsidiaries, including Griffin-American Healthcare REIT IV Holdings, LP, except where otherwise noted.
1. Organization and Description of Business
Griffin-American Healthcare REIT IV, Inc., a Maryland corporation, was incorporated on January 23, 2015 and therefore we consider that our date of inception. We were initially capitalized on February 6, 2015. We invest in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, skilled nursing facilities, senior housing and other healthcare-related facilities. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). We may also originate and acquire secured loans and real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income. We qualified to be taxed as a real estate investment trust, or REIT, under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2016, and we intend to continue to qualify to be taxed as a REIT.
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
On January 18, 2019, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $100,000,000 of additional shares of our common stock to be issued pursuant to the DRIP, or the 2019 DRIP Offering. The Registration Statement on Form S-3 was automatically effective with the United States Securities and Exchange Commission, or the SEC, upon its filing. We commenced offering shares pursuant to the 2019 DRIP Offering on March 1, 2019, following the termination of our initial offering on February 15, 2019. See Note 12, Equity — Distribution Reinvestment Plan, for a further discussion. We collectively refer to the DRIP portion of our initial offering and the 2019 DRIP Offering as our DRIP Offerings. As of December 31, 2019, a total of $21,609,000 in distributions were reinvested that resulted in 2,260,164 shares of our common stock being issued pursuant to the 2019 DRIP Offering.
We conduct substantially all of our operations through Griffin-American Healthcare REIT IV Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT IV Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 16, 2016 and had a one-year initial term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 12, 2020 and expires on February 16, 2021. Our advisor uses its best efforts, subject to the oversight and review of our board of directors, or our board, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by wholly owned subsidiaries of American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Company, LLC, or Griffin Capital, or collectively, our co-sponsors. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony Capital, Inc. (NYSE: CLNY), or Colony Capital, and 7.8% owned by James F. Flaherty III, a former partner of Colony Capital. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or our dealer manager, Colony Capital or Mr. Flaherty; however, we are affiliated with Griffin-American Healthcare REIT IV Advisor, LLC, American Healthcare Investors and AHI Group Holdings.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We currently operate through four reportable business segments: medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities. As of December 31, 2019, we had completed 43 property acquisitions whereby we owned 82 properties, comprising 87 buildings, or approximately 4,522,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $1,022,889,000. As of December 31, 2019, we also own a 6.0% interest in a joint venture which owns a portfolio of integrated senior health campuses and ancillary businesses.
2. Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding our accompanying consolidated financial statements. Such consolidated financial statements and the accompanying notes thereto are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing our accompanying consolidated financial statements.
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
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of December 31, 2019 and 2018, we owned greater than a 99.99% general partnership interest therein. Our advisor is a limited partner, and as of December 31, 2019 and 2018, owned less than a 0.01% noncontrolling limited partnership interest in our operating partnership.
Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our accompanying consolidated financial statements. All intercompany accounts and transactions are eliminated in consolidation.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased. Restricted cash primarily comprises lender required accounts for property taxes, tenant improvements, capital improvements and insurance, which are restricted as to use or withdrawal.
Leases
On January 1, 2019, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 842, Leases, or ASC Topic 842. ASC Topic 842 supersedes ASC Topic 840, Leases, or ASC Topic 840. We adopted ASC Topic 842 using the modified retrospective approach whereby the cumulative effect of adoption was recognized on the adoption date and prior periods were not restated. There was no net cumulative effect adjustment to retained earnings as of January 1, 2019 as a result of this adoption. Therefore, with respect to our leases as both lessees and lessors, information is presented under ASC Topic 842 for the year ended December 31, 2019, and under ASC Topic 840 for the years ended December 31, 2018 and 2017. In addition, ASC Topic 842 provides a practical expedient package that allows an entity to not

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reassess the following upon adoption (must be elected as a group): (i) whether an expired or existing contract contains a lease arrangement; (ii) the lease classification related to expired or existing lease arrangements; or (iii) whether costs incurred on expired or existing leases qualify as initial direct costs. We elected such practical expedient package upon our adoption of ASC Topic 842 on January 1, 2019. We determine if a contract is a lease upon inception of the lease. We maintain a distinction between finance and operating leases, which is substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance.
Lessee: Pursuant to ASC Topic 842, lessees are required to recognize the following for all leases with terms greater than 12 months at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The lease liability is calculated by using either the implicit rate of the lease or the incremental borrowing rate. As a result of the adoption of ASC Topic 842 on January 1, 2019, we recognized an initial amount of operating lease liabilities of $5,334,000 in our consolidated balance sheet for all of our ground leases. In addition, we recorded corresponding right-of-use assets of $11,239,000, which represent the lease liabilities, net of the existing accrued straight-line rent liabilities and adjusted for unamortized above/below market ground lease intangibles. The accretion of lease liabilities and amortization expense on right-of-use assets for our operating leases are included in rental expenses in our accompanying consolidated statements of operations. Operating lease liabilities are calculated using our incremental borrowing rate based on the information available as of the lease commencement date.
Lessor: Pursuant to ASC Topic 842, lessors bifurcate lease revenues into lease components and non-lease components and separately recognize and disclose non-lease components that are executory in nature. Lease components continue to be recognized on a straight-line basis over the lease term and certain non-lease components may be accounted for under the new revenue recognition guidance in ASC Topic 606, Revenue from Contracts with Customers, or ASC Topic 606. See the “Revenue Recognition” section below. ASC Topic 842 also provides for a practical expedient package that permits lessors to not separate non-lease components from the associated lease component if certain conditions are met. Such practical expedient is limited to circumstances in which: (i) the timing and pattern of transfer are the same for the non-lease component and the related lease component; and (ii) the lease component, if accounted for separately, would be classified as an operating lease. In addition, such practical expedient causes an entity to assess whether a contract is predominately lease or service based, and recognize the revenue from the entire contract under the relevant accounting guidance. Effective upon our adoption of ASC Topic 842 on January 1, 2019, we continue to recognize revenue for our medical office buildings, senior housing and skilled nursing facilities segments under ASC Topic 842 as real estate revenue. Minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between real estate revenue recognized and cash amounts contractually due from tenants under the lease agreements are recorded to deferred rent receivable, which is included in other assets, net in our accompanying consolidated balance sheet. Tenant reimbursement revenue, which comprises additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, are considered non-lease components and variable lease payments. We qualified for and elected the practical expedient as outlined above to combine the non-lease component with the lease component, which is the predominant component, and therefore the non-lease component is recognized as part of real estate revenue. In addition, as lessors, we exclude certain lessor costs (i.e., property taxes and insurance) paid directly by a lessee to third parties on our behalf from our measurement of variable lease revenue and associated expense (i.e., no gross up of revenue and expense for these costs); and include lessor costs that we paid and are reimbursed by the lessee in our measurement of variable lease revenue and associated expense (i.e., gross up revenue and expense for these costs). Therefore, we no longer record revenue or expense when the lessee pays the property taxes and insurance directly to a third party.
Our senior housing — RIDEA facilities offer residents room and board (lease component), standard meals and healthcare services (non-lease component), and certain ancillary services that are not contemplated in the lease with each resident (i.e., laundry, guest meals, etc.). For our senior housing — RIDEA facilities, we recognize revenue under ASC Topic 606 as resident fees and services, based on our predominance assessment from electing the practical expedient outlined above. See the “Revenue Recognition” section below.
See Note 16, Leases, for a further discussion.
Revenue Recognition
Prior to January 1, 2018, we recognized revenue in accordance with ASC Topic 605, Revenue Recognition, or ASC Topic 605. ASC Topic 605 requires that all four of the following basic criteria be met before revenue is realized or realizable and earned: (i) there is persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 1, 2018, we adopted ASC Topic 606, applying the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The adoption of ASC Topic 606 did not have a material impact on the measurement nor on the recognition of revenue as of January 1, 2018; therefore, no cumulative adjustment was made to the opening balance of retained earnings at the beginning of 2018.
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
Effective January 1, 2019, we recognize real estate revenue in accordance with ASC Topic 842. See the “Leases” section above.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables disaggregate our resident fees and services revenue by line of business, according to whether such revenue is recognized at a point in time or over time:

	Years Ended December 31,
	2019			2018
	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Senior housing — RIDEA	$715,000	$45,445,000	$46,160,000	$847,000	$36,010,000	$36,857,000
The following tables disaggregate our resident fees and services revenue by payor class:

	Years Ended December 31,
	2019	2018
Medicaid	$6,020,000	$6,082,000
Private and other payors	40,140,000	30,775,000
Total resident fees and services	$46,160,000	$36,857,000
Accounts Receivable, Net — Resident Fees and Services
The beginning and ending balances of accounts receivable, net — resident fees and services are as follows:

	Medicaid	Private and Other Payors	Total
Beginning balance — January 1, 2019	$6,098,000	$644,000	$6,742,000
Ending balance — December 31, 2019	3,154,000	650,000	3,804,000
(Decrease)/increase	$(2,944,000)	$6,000	$(2,938,000)
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
Tenant and Resident Receivables and Allowances
Resident receivables are carried net of an allowance for uncollectible amounts. An allowance is maintained for estimated losses resulting from the inability of residents and payors to meet the contractual obligations under their lease or service agreements. Upon our adoption of ASC Topic 606, substantially all of such allowances are recorded as direct reductions of resident fees and services revenue as contractual adjustments provided to third-party payors or implicit price concessions in our accompanying consolidated statements of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the residents’ financial condition, security deposits, cash collection patterns by payor and by state, current economic conditions and other relevant factors.
Prior to our adoption of ASC Topic 842, tenant receivables and unbilled deferred rent receivables were reduced for uncollectible amounts. Such amounts were charged to bad debt expense, which was included in general and administrative in our accompanying consolidated statements of operations. Effective upon our adoption of ASC Topic 842 on January 1, 2019, such amounts are recognized as direct reductions of real estate revenue in our accompanying consolidated statements of operations.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2019 and 2018, we had $902,000 and $1,321,000, respectively, in allowances, which was determined necessary to reduce receivables to our estimate of the amount collectible. For the years ended December 31, 2019, 2018 and 2017, we increased allowances by $2,301,000, $1,790,000 and $124,000, respectively, and reduced allowances for collections or adjustments by $1,758,000, $531,000 and $41,000, respectively. For the years ended December 31, 2019, 2018 and 2017, we did not write off any of our receivables directly to bad debt expense or as direct adjustments to revenue. For the years ended December 31, 2019, 2018 and 2017, $962,000, $21,000 and $0, respectively, of our receivables were written off against the related allowances.
Property Acquisitions
In accordance with ASC Topic 805, Business Combinations, or ASC Topic 805, and ASU 2017-01, Clarifying the Definition of a Business, or ASU 2017-01, we determine whether a transaction is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the assets acquired and liabilities assumed are not a business, we account for the transaction as an asset acquisition. Under both methods, we recognize the identifiable assets acquired and liabilities assumed; however, for a transaction accounted for as an asset acquisition, we allocate the purchase price to the identifiable assets acquired and liabilities assumed based on their relative fair values. We immediately expense acquisition related expenses associated with a business combination and capitalize acquisition related expenses directly associated with an asset acquisition. As a result of our early adoption of ASU 2017-01 on January 1, 2017, we accounted for the property acquisitions we completed for the years ended December 31, 2019, 2018 and 2017 as asset acquisitions rather than business combinations. See Note 3, Real Estate Investments, Net, for a further discussion.
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
The determination of the fair value of land is based upon comparable sales data. In cases where a leasehold interest in the land is acquired, only the above/below market consideration is necessary where the value of the leasehold interest is determined by discounting the difference between the contract ground lease payments and a market ground lease payment back to a present value as of the acquisition date. The fair value of buildings is based upon our determination of the value under two methods: one, as if it were to be replaced and vacant using cost data and, two, also using a residual technique based on discounted cash flow models, as vacant. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. We also recognize the fair value of furniture, fixtures and equipment on the premises, as well as the above- or below-market rent, the value of in-place leases, master leases, above- or below-market debt and derivative financial instruments assumed.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Real Estate Investments, Net
We carry our operating properties at our historical cost less accumulated depreciation. The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings and capital improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and capital improvements, up to 39 years, and the cost for tenant improvements is depreciated over the shorter of the lease term or useful life, up to 16 years. The cost of furniture, fixtures and equipment is depreciated over the estimated useful life, up to 20 years. When depreciable property is retired, replaced or disposed of, the related cost and accumulated depreciation is removed from the accounts and any gain or loss is reflected in earnings.
As part of the leasing process, we may provide the lessee with an allowance for the construction of leasehold improvements. These leasehold improvements are capitalized and recorded as tenant improvements and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements, the allowance is considered to be a lease inducement and is included in other assets, net in our accompanying consolidated balance sheets. Lease inducement is recognized over the lease term as a reduction of real estate revenue on a straight-line basis. Factors considered during this evaluation include, among other things, who holds legal title to the improvements as well as other controlling rights provided by the lease agreement and provisions for substantiation of such costs, e.g., unilateral control of the tenant space during the build-out process. Determination of the appropriate accounting for the payment of a tenant allowance is made on a lease-by-lease basis, considering the facts and circumstances of the individual tenant lease. Recognition of lease revenue commences when the lessee is given possession of the leased space upon completion of tenant improvements when we are the owner of the leasehold improvements. However, when the leasehold improvements are owned by the tenant, the lease inception date (and the date on which recognition of lease revenue commences) is the date the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements.
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
If indicators of impairment of our long-lived assets are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, we consider market conditions and our current intentions with respect to holding or disposing of the asset. We adjust the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than carrying value. We recognize an impairment loss at the time we make any such determination.
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
We test other indefinite-lived intangible assets for impairment at least annually, and more frequently if indicators arise. We first assess qualitative factors to determine the likelihood that the fair value of the reporting group is less than its carrying value. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values of other indefinite-lived intangible assets are usually determined based on discounted cash flows or appraised values, as appropriate.
For the years ended December 31, 2019, 2018 and 2017, we did not incur any impairment losses.
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
No properties were held for sale as of December 31, 2019 and 2018.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Derivatives are recognized as either other assets or other liabilities in our accompanying consolidated balance sheets and are measured at fair value in accordance with ASC Topic 815, Derivatives and Hedging, or ASC Topic 815. ASC Topic 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Since our derivative instruments are not designated as hedge instruments, they do not qualify for hedge accounting under ASC Topic 815. Changes in the fair value of derivative financial instruments are recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying consolidated statements of operations.
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
See Note 14, Fair Value Measurements, for a further discussion.
Real Estate Deposits
Real estate deposits may include refundable and non-refundable funds held by escrow agents and others to be applied towards the acquisition of real estate investments, and such future investments are subject to substantial conditions to closing.
Other Assets, Net
Other assets, net consist of our investment in an unconsolidated entity, deferred financing costs on our line of credit and term loans, prepaid expenses and deposits, lease commissions and deferred rent receivables. Deferred financing costs on our line of credit and term loans include amounts paid to lenders and others to obtain financing. Such costs are amortized using the straight-line method over the term of the related line of credit and term loans, which approximates the effective interest rate method. Amortization of deferred financing costs on our line of credit and term loans are included in interest expense in our accompanying consolidated statements of operations. Prepaid expenses are amortized over the related contract periods. Lease commissions are amortized using the straight-line method over the term of the related lease.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We report investments in unconsolidated entities using the equity method of accounting when we have the ability to exercise significant influence over the operating and financial policies. Under the equity method, our share of the investee’s earnings or losses is included in our accompanying consolidated statements of operations. To the extent that our cost basis is different from the basis reflected at the entity level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of equity in earnings of the entity. The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the entity interest or the estimated fair value of the assets prior to the sale of interests in the entity. We have elected to follow the cumulative earnings approach when classifying distributions received from equity method investments in our consolidated statements of cash flows, whereby any distributions received up to the amount of cumulative equity earnings would be considered a return on investment and classified in operating activities and any excess distributions would be considered a return of investment and classified in investing activities. We evaluate our equity method investments for impairment based upon a comparison of the estimated fair value of the equity method investment to its carrying value. When we determine a decline in the estimated fair value of such an investment below its carrying value is other-than-temporary, an impairment is recorded. For the years ended December 31, 2019, 2018 and 2017, we did not incur any impairment losses from unconsolidated entities.
See Note 5, Other Assets, Net, for a further discussion.
Stock Compensation
We follow ASC Topic 718, Compensation — Stock Compensation, or ASC Topic 718, to account for our stock compensation pursuant to the 2015 Incentive Plan, or our incentive plan. See Note 12, Equity — 2015 Incentive Plan, for a further discussion of grants under such plan.
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
We follow ASC Topic 740, Income Taxes, or ASC Topic 740, to recognize, measure, present and disclose in our accompanying consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2019 and 2018, we did not have any tax benefits nor liabilities for uncertain tax positions that we believe should be recognized in our accompanying consolidated financial statements.
We account for deferred income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, we determine deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets reflect the impact of the future deductibility of operating loss carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes us to change our judgment about the realizability of the related deferred tax asset, is included in income tax benefit or expense in our accompanying consolidated statements of operations when such changes occur. Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes us to change our

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

judgment about expected future tax consequences of events, is recorded in income tax benefit or expense in our accompanying consolidated statements of operations.
Deferred tax assets are included in other assets, net, and deferred tax liabilities are included in security deposits, prepaid rent and other liabilities, in our accompanying consolidated balance sheets.
See Note 15, Income Taxes, for a further discussion.
Segment Disclosure
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2016; senior housing facility in December 2016; senior housing — RIDEA facility in November 2017; and skilled nursing facility in March 2018, we added a new reportable segment at each such time. As of December 31, 2019, we have determined that we operate through four reportable business segments, with activities related to investing in medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities.
See Note 17, Segment Reporting, for a further discussion.
GLA and Other Measures
GLA and other measures used to describe real estate investments included in our accompanying consolidated financial statements are presented on an unaudited basis.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update, or ASU, 2016-13, Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which introduces a new approach to estimate credit losses on certain types of financial instruments based on expected losses. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. Subsequently, in November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, or ASU 2018-19, which amended the scope of ASU 2016-13 to clarify that operating lease receivables should be accounted for under the new leasing standard ASC Topic 842. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, or ASU 2019-04, to increase stakeholders’ awareness of the amendments and to expedite improvements to the ASC. In May 2019, the FASB issued ASU 2019-05, Targeted Transition Relief, or ASU 2019-05, to address certain stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. In November 2019, the FASB issued ASU 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),or ASU 2019-10, which provides a framework to stagger effective dates for future major accounting standards and amends the effective dates for certain major new accounting standards to give implementation relief to certain types of entities. ASU 2016-13 and its related amendments are effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption was permitted. We adopted such accounting pronouncements on January 1, 2020, which did not have a material impact to our consolidated financial statements and disclosures.
In August 2018, the FASB issued ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13, which modifies the disclosure requirements in ASC Topic 820 by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. ASU 2018-13 is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption was permitted for any removed or modified disclosures. We adopted ASU 2018-13 on January 1, 2020, which did not have a material impact to our consolidated financial statement disclosures.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Building and improvements	$836,091,000	$668,814,000
Land	103,371,000	83,084,000
Furniture, fixtures and equipment	6,656,000	5,090,000
	946,118,000	756,988,000
Less: accumulated depreciation	(51,058,000)	(25,312,000)
Total	$895,060,000	$731,676,000
Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $27,435,000, $16,723,000 and $8,137,000, respectively. In addition to the acquisitions discussed below, for the years ended December 31, 2019, 2018 and 2017, we incurred capital expenditures of $4,537,000, $3,643,000 and $1,649,000, respectively, for our medical office buildings, $2,505,000, $5,342,000 and $5,000, respectively, for our senior housing — RIDEA facilities and $75,000, $0 and $822,000, respectively, for our senior housing facilities. We did not incur any capital expenditures for our skilled nursing facilities for the years ended December 31, 2019, 2018 and 2017.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions in 2019
For the year ended December 31, 2019, using net proceeds from our initial offering and debt financing, we completed the acquisition of 18 buildings from unaffiliated third parties. The following is a summary of our property acquisitions for the year ended December 31, 2019:

Acquisition(1)	Location	Type	Date Acquired	Contract Purchase Price	Mortgage Loan Payable(2)	Line of Credit(3)	Total Acquisition Fee(4)
Lithonia MOB	Lithonia, GA	Medical Office	03/05/19	$10,600,000	$—	$—	$477,000
West Des Moines SNF	West Des Moines, IA	Skilled Nursing	03/24/19	7,000,000	—	—	315,000
Great Nord MOB Portfolio	Tinley Park, IL; Chesterton and Crown Point, IN; and Plymouth, MN	Medical Office	04/08/19	44,000,000	—	15,000,000	1,011,000
Michigan ALF Portfolio(5)	Grand Rapids, MI	Senior Housing	05/01/19	14,000,000	10,493,000	3,500,000	315,000
Overland Park MOB	Overland Park, KS	Medical Office	08/05/19	28,350,000	—	28,700,000	638,000
Blue Badger MOB	Marysville, OH	Medical Office	08/09/19	13,650,000	—	12,000,000	307,000
Bloomington MOB	Bloomington, IL	Medical Office	08/13/19	18,200,000	—	17,400,000	409,000
Memphis MOB	Memphis, TN	Medical Office	08/15/19	8,700,000	—	8,600,000	196,000
Haverhill MOB	Haverhill, MA	Medical Office	08/27/19	15,500,000	—	15,450,000	349,000
Fresno MOB	Fresno, CA	Medical Office	10/30/19	10,000,000	—	9,950,000	225,000
Colorado Foothills MOB Portfolio	Arvada, Centennial and Colorado Springs, CO	Medical Office	11/19/19	31,200,000	—	30,500,000	702,000
Total				$201,200,000	$10,493,000	$141,100,000	$4,944,000
___________

(1)	We own 100% of our properties acquired for the year ended December 31, 2019.

(2)	Represents the principal balance of the mortgage loan payable assumed by us at the time of acquisition.

(3)	Represents a borrowing under the 2018 Credit Facility, as defined in Note 7, Line of Credit and Term Loans, at the time of acquisition.

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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We accounted for our property acquisitions completed during the year ended December 31, 2019 as asset acquisitions. We incurred and capitalized base acquisition fees and direct acquisition related expenses of $6,427,000. In addition, we incurred Contingent Advisor Payments of $418,000 to our advisor for certain property acquisitions. The following table summarizes the purchase price of the assets acquired and liabilities assumed at the time of acquisition from our property acquisitions in 2019 based on their relative fair values:

2019 Acquisitions
Building and improvements	$164,084,000
Land	20,286,000
In-place leases	21,393,000
Above-market leases	2,578,000
Right-of-use asset	3,133,000
Total assets acquired	211,474,000
Mortgage loan payable (including debt discount of $758,000)	(9,735,000)
Below-market leases	(874,000)
Operating lease liability	(4,489,000)
Total liabilities assumed	(15,098,000)
Net assets acquired	$196,376,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions in 2018
For the year ended December 31, 2018, using net proceeds from our initial offering and debt financing, we completed the acquisition of 29 buildings from unaffiliated third parties. The following is a summary of our property acquisitions for the year ended December 31, 2018:

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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)
Our advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, a base acquisition fee of 2.25% of the portion of the aggregate contract purchase price paid by us. In addition, the total acquisition fee includes a Contingent Advisor Payment, as defined in Note 13, Related Party Transactions, in the amount of 2.25% of the portion of the aggregate contract purchase price paid by us. See Note 13, Related Party Transactions — Acquisition and Development Stage — Acquisition Fee, for a further discussion.

(5)
On July 1, 2018 and August 1, 2018, we completed the acquisitions of Pinnacle Beaumont ALF and Pinnacle Warrenton ALF, respectively, pursuant to a joint venture with an affiliate of Meridian Senior Living, LLC, or Meridian, an unaffiliated third party. Our ownership of the joint venture is approximately 98.0%.

We accounted for our property acquisitions completed during the year ended December 31, 2018 as asset acquisitions. We incurred and capitalized base acquisition fees and direct acquisition related expenses of $13,021,000. In addition, we incurred Contingent Advisor Payments of $7,994,000 to our advisor for such property acquisitions. The following table summarizes the purchase price of the assets acquired and liabilities assumed at the time of acquisition from our property acquisitions in 2018 based on their relative fair values:

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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions in 2017
For the year ended December 31, 2017, using net proceeds from our initial offering and debt financing, we completed the acquisition of 28 buildings from unaffiliated third parties. The following is a summary of our property acquisitions for the year ended December 31, 2017:

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

(4)
Our advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, a base acquisition fee of 2.25% of the portion of the aggregate contract purchase price paid by us. In addition, the total acquisition fee includes a Contingent Advisor Payment, as defined in Note 13, Related Party Transactions, in the amount of 2.25% of the portion of the aggregate contract purchase price paid by us. See Note 13, Related Party Transactions — Acquisition and Development Stage — Acquisition Fee, for a further discussion.

(5)
On November 1, 2017, we completed the acquisition of Central Florida Senior Housing Portfolio pursuant to a joint venture with an affiliate of Meridian. Our ownership of the joint venture is approximately 98.0%.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We accounted for our property acquisitions completed during the year ended December 31, 2017 as asset acquisitions. We incurred base acquisition fees and direct acquisition related expenses of $11,019,000. In addition, we incurred Contingent Advisor Payments of $7,342,000 to our advisor for such property acquisitions. The following table summarizes the purchase price of the assets acquired and liabilities assumed at the time of acquisition from our property acquisitions in 2017 based on their relative fair values:

2017 Acquisitions
Building and improvements	$263,052,000
Land	39,879,000
Furniture, fixtures and equipment	4,453,000
In-place leases	30,754,000
Above-market leases	127,000
Total assets acquired	338,265,000
Mortgage loan payable	(8,000,000)
Below-market leases	(571,000)
Above-market leasehold interests	(395,000)
Total liabilities assumed	(8,966,000)
Net assets acquired	$329,299,000
4. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Amortized intangible assets:
In-place leases, net of accumulated amortization of $18,273,000 and $11,299,000 as of December 31, 2019 and 2018, respectively (with a weighted average remaining life of 9.5 years and 10.3 years as of December 31, 2019 and 2018, respectively)	$70,650,000	$67,332,000
Above-market leases, net of accumulated amortization of $609,000 and $323,000 as of December 31, 2019 and 2018, respectively (with a weighted average remaining life of 9.5 years and 4.5 years as of December 31, 2019 and 2018, respectively)	3,025,000	755,000
Leasehold interests, net of accumulated amortization of $217,000 as of December 31, 2018 (with a weighted average remaining life of 69.1 years as of December 31, 2018)(1)	—	6,288,000
Unamortized intangible assets:
Certificates of need	348,000	348,000
Total	$74,023,000	$74,723,000
___________

(1)
Such amount related to our ownership of fee simple interests in the building and improvements of eight of our buildings that are subject to respective ground leases. Upon our adoption of ASC Topic 842 on January 1, 2019, such amount was reclassed to operating lease right-of-use assets, net in our accompanying consolidated balance sheet. See Note 2, Summary of Significant Accounting Policies — Leases, and Note 16, Leases, for a further discussion.

Amortization expense on identified intangible assets for the years ended December 31, 2019, 2018 and 2017 was $18,384,000, $16,180,000 and $5,732,000, respectively, which included $310,000, $208,000 and $142,000, respectively, of amortization recorded against real estate revenue for above-market leases and $0, $98,000 and $97,000, respectively, of amortization recorded to rental expenses for leasehold interests in our accompanying consolidated statements of operations.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate weighted average remaining life of the identified intangible assets was 9.5 years and 15.3 years as of December 31, 2019 and 2018, respectively. As of December 31, 2019, estimated amortization expense on the identified intangible assets for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2020	$11,696,000
2021	10,088,000
2022	8,674,000
2023	7,410,000
2024	6,161,000
Thereafter	29,646,000
Total	$73,675,000
5. Other Assets, Net
Other assets, net consisted of the following as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Investment in unconsolidated entity	$47,016,000	$47,600,000
Deferred rent receivables	8,018,000	4,941,000
Deferred financing costs, net of accumulated amortization of $1,517,000 and $1,554,000 as of December 31, 2019 and 2018, respectively(1)	3,583,000	4,447,000
Prepaid expenses and deposits	2,380,000	2,682,000
Lease commissions, net of accumulated amortization of $174,000 and $64,000 as of December 31, 2019 and 2018, respectively	1,623,000	564,000
Total	$62,620,000	$60,234,000
___________

(1)	Deferred financing costs only include costs related to our line of credit and term loans. See Note 7, Line of Credit and Term Loans, for a further discussion.
Amortization expense on deferred financing costs of our line of credit and term loans for the years ended December 31, 2019, 2018 and 2017 was $2,028,000, $1,000,000 and $442,000, respectively. Amortization expense on lease commissions for the years ended December 31, 2019, 2018 and 2017 was $117,000, $61,000 and $9,000, respectively.
Investment in unconsolidated entity represents our purchase of 6.0% of the total membership interests of Trilogy REIT Holdings, LLC, or the Trilogy Joint Venture, from unaffiliated third parties on October 1, 2018 for $48,000,000 in cash, based on an estimated gross enterprise value of $93,154,000 consisting of our equity investment and a calculated share of the debt of the Trilogy Joint Venture based on our ownership interest. The Trilogy Joint Venture, through an approximately 96.7% owned subsidiary, owns and operates purpose-built integrated senior health campuses, including skilled nursing facilities and assisted living facilities, located across several states, as well as certain ancillary businesses. In addition to our membership interests, the Trilogy Joint Venture is 70.0% indirectly owned by Griffin-American Healthcare REIT III, Inc., or GAHR III, and the remaining 24.0% is indirectly owned by NorthStar Healthcare Income, Inc. GAHR III, through a wholly owned subsidiary, serves as the manager of the Trilogy Joint Venture and both GAHR III and us are sponsored by American Healthcare Investors. In connection with the purchase of the Trilogy Joint Venture membership interests, we paid to our advisor a base acquisition fee of approximately $2,096,000, or 2.25% of the estimated gross enterprise value of the Trilogy Joint Venture membership interests acquired by us. Additionally, we paid a Contingent Advisor Payment of approximately $2,096,000, or 2.25% of the estimated gross enterprise value of the Trilogy Joint Venture membership interests acquired by us.
As of December 31, 2019 and 2018, the unamortized basis difference of our joint venture investment of $17,248,000 and $17,704,000, respectively, is primarily attributable to the difference between the amount for which we purchased our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the entity. This difference is being amortized over the remaining useful life of the related assets and included in income or loss from unconsolidated entity in our accompanying consolidated statements of operations.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Mortgage Loans Payable, Net
As of December 31, 2019 and 2018, mortgage loans payable were $27,099,000 ($26,070,000, net of discount/premium and deferred financing costs) and $17,256,000 ($16,892,000, net of discount/premium and deferred financing costs), respectively. As of December 31, 2019, we had four fixed-rate mortgage loans with interest rates ranging from 3.67% to 5.25% per annum, maturity dates ranging from April 1, 2020 to February 1, 2051 and a weighted average effective interest rate of 4.18%. As of December 31, 2018, we had three fixed-rate mortgage loans with interest rates ranging from 3.75% to 5.25% per annum, maturity dates ranging from April 1, 2020 to August 1, 2029 and a weighted average effective interest rate of 4.51%.
The following table reflects the changes in the carrying amount of mortgage loans payable, net for the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018
Beginning balance	$16,892,000	$11,567,000
Additions:
Assumption of mortgage loans payable, net	9,735,000	5,808,000
Amortization of deferred financing costs	78,000	76,000
Amortization of discount/premium on mortgage loans payable	41,000	13,000
Deductions:
Deferred financing costs	(26,000)	(123,000)
Scheduled principal payments on mortgage loans payable	(650,000)	(449,000)
Ending balance	$26,070,000	$16,892,000
As of December 31, 2019, the principal payments due on our mortgage loans payable for each of the next five years ending December 31 and thereafter were as follows:

Year	Amount
2020	$8,317,000
2021	622,000
2022	651,000
2023	681,000
2024	711,000
Thereafter	16,117,000
Total	$27,099,000
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
On September 28, 2018, we entered into a second amendment to the 2016 Credit Agreement, or the Second Amendment, with Bank of America, as administrative agent, and the subsidiary guarantors and lenders named therein. The material terms of the Second Amendment provided for an increase in the term loan commitment by an aggregate amount equal to $150,000,000. As a result of the Second Amendment, the aggregate borrowing capacity under the 2017 Credit Facility was $350,000,000. Except as modified by the Second Amendment, the material terms of the 2016 Credit Agreement, as amended, remained in full force and effect.
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
On November 1, 2019, we entered into an amendment to the 2018 Credit Agreement, or the 2019 Amendment, with Bank of America, KeyBank and a syndicate of other banks, as lenders. The material terms of the 2019 Amendment provided for an increase in the term loan commitment by $45,000,000 and an increase in the revolving credit facility by $85,000,000. As a result of the 2019 Amendment, the aggregate borrowing capacity under the 2018 Credit Facility was $530,000,000. Except as modified by the 2019 Amendment, the material terms of the 2018 Credit Agreement, as amended, remain in full force and effect.
The maximum principal amount of the 2018 Credit Facility may be increased by up to $120,000,000, for a total principal amount of $650,000,000, subject to: (i) the terms of the 2018 Credit Agreement, as amended; and (ii) at least five business days prior written notice to Bank of America.
At our option, the 2018 Credit Facility bears interest at per annum rates equal to (a)(i) the Eurodollar Rate, as defined in the 2018 Credit Agreement, as amended, plus (ii) a margin ranging from 1.70% to 2.20% based on our Consolidated Leverage Ratio, as defined in the 2018 Credit Agreement, as amended, or (b)(i) the greater of: (1) the prime rate publicly announced by Bank of America, (2) the Federal Funds Rate, as defined in the 2018 Credit Agreement, as amended, plus 0.50%, (3) the one-month Eurodollar Rate plus 1.00%, and (4) 0.00%, plus (ii) a margin ranging from 0.70% to 1.20% based on our Consolidated Leverage Ratio. Accrued interest on the 2018 Credit Facility is payable monthly. The loans may be repaid in whole or in part without prepayment premium or penalty, subject to certain conditions.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are required to pay a fee on the unused portion of the lenders’ commitments under the 2018 Credit Agreement, as amended, at a per annum rate equal to 0.20% if the average daily used amount is greater than 50.00% of the commitments and 0.25% if the average daily used amount is less than or equal to 50.00% of the commitments, which fee shall be measured and payable on a quarterly basis.
The 2018 Credit Agreement, as amended, contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by our operating partnership and its subsidiaries and limitations on secured recourse indebtedness. The 2018 Credit Agreement, as amended, also imposes certain financial covenants based on the following criteria, which are specifically defined in the 2018 Credit Agreement, as amended: (a) Consolidated Leverage Ratio; (b) Consolidated Secured Leverage Ratio; (c) Consolidated Tangible Net Worth; (d) Consolidated Fixed Charge Coverage Ratio; (e) Secured Recourse Indebtedness; (f) Consolidated Unencumbered Leverage Ratio; (g) Consolidated Unencumbered Interest Coverage Ratio; and (h) Unencumbered Indebtedness Yield.
In the event of default, Bank of America has the right to terminate the commitment of each Lender, as defined in the 2018 Credit Agreement, as amended, to make Loans, as defined in the 2018 Credit Agreement, as amended, and any obligation of the L/C Issuer, as defined in the 2018 Credit Agreement, as amended, to make L/C Credit Extensions, as defined in the 2018 Credit Agreement, as amended, under the 2018 Credit Agreement, as amended, and to accelerate the payment on any unpaid principal amount of all outstanding loans and interest thereon.
As of December 31, 2019 and 2018, our aggregate borrowing capacity under the 2018 Credit Facility was $530,000,000 and $400,000,000, respectively. As of December 31, 2019 and 2018, borrowings outstanding totaled $396,800,000 and $275,000,000, respectively, and the weighted average interest rate on such borrowings outstanding was 3.50% and 4.25%, respectively, per annum.
8. Derivative Financial Instruments
We record derivative financial instruments in our accompanying consolidated balance sheets as either an asset or a liability measured at fair value. We did not have any derivative financial instruments as of December 31, 2018. The following table lists the derivative financial instruments held by us as of December 31, 2019, which are included in security deposits, prepaid rent and other liabilities in our accompanying consolidated balance sheet:

Instrument	Notional Amount	Index	Interest Rate	Maturity Date	Fair Value
Swap	$139,500,000	one month LIBOR	2.49%	11/19/21	$2,441,000
Swap	58,800,000	one month LIBOR	2.49%	11/19/21	1,029,000
Swap	36,700,000	one month LIBOR	2.49%	11/19/21	642,000
Swap	15,000,000	one month LIBOR	2.53%	11/19/21	273,000
	$250,000,000				$4,385,000
ASC Topic 815 permits special hedge accounting if certain requirements are met. Hedge accounting allows for gains and losses on derivatives designated as hedges to be offset by the change in value of the hedged item or items or to be deferred in other comprehensive income (loss). As of December 31, 2019, none of our derivative financial instruments were designated as hedges. Derivative financial instruments not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements of ASC Topic 815. For the year ended December 31, 2018, we did not have any derivative financial instruments. For the year ended December 31, 2019, we recorded $4,385,000 as an increase to interest expense in our accompanying consolidated statements of operations related to the change in the fair value of our derivative financial instruments.
See Note 14, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Identified Intangible Liabilities, Net
Identified intangible liabilities, net consisted of the following as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Below-market leases, net of accumulated amortization of $702,000 and $678,000 as of December 31, 2019 and 2018, respectively (with a weighted average remaining life of 11.3 years and 5.7 years as of December 31, 2019 and 2018, respectively)	$1,601,000	$1,245,000
Above-market leasehold interests, net of accumulated amortization of $13,000 as of December 31, 2018 (with a weighted average remaining life of 51.2 years as of December 31, 2018)(1)	—	382,000
Total	$1,601,000	$1,627,000
___________

(1)
Such amount related to our ownership of fee simple interests in the building and improvements of eight of our buildings that are subject to respective ground leases. Upon our adoption of ASC Topic 842 on January 1, 2019, such amount was reclassed to operating lease right-of-use assets, net in our accompanying consolidated balance sheet. See Note 2, Summary of Significant Accounting Policies — Leases, and Note 16, Leases, for a further discussion.

Amortization expense on identified intangible liabilities for the years ended December 31, 2019, 2018 and 2017 was$517,000, $380,000 and $291,000, respectively, which included $517,000, $373,000 and $285,000, respectively, of amortization recorded to real estate revenue for below-market leases and $0, $7,000 and $6,000, respectively, of amortization recorded against real estate revenue for above-market leasehold interests in our accompanying consolidated statements of operations.
The aggregate weighted average remaining life of the identified intangible liabilities was 11.3 years and 16.4 years as of December 31, 2019 and 2018, respectively. As of December 31, 2019, estimated amortization expense on the identified intangible liabilities for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2020	$299,000
2021	243,000
2022	217,000
2023	207,000
2024	161,000
Thereafter	474,000
Total	$1,601,000
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other
Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business, which include calls/puts to sell/acquire properties. In our view, these matters are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
11. Redeemable Noncontrolling Interests
As of December 31, 2019 and 2018, our advisor owned all of our 208 partnership units outstanding in our operating partnership. As of December 31, 2019 and 2018, we owned greater than a 99.99% general partnership interest in our operating partnership, and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. The noncontrolling interest of our advisor in our operating partnership, which has redemption features outside of our control, is accounted for as a redeemable noncontrolling interest and is presented outside of permanent equity in our accompanying consolidated balance sheets. See Note 13, Related Party Transactions — Liquidity Stage — Subordinated Participation Interest — Subordinated Distribution Upon Listing, and Note 13, Related Party Transactions — Subordinated Distribution Upon Termination, for a further discussion of the redemption features of the limited partnership units.
In connection with our acquisitions of Central Florida Senior Housing Portfolio, Pinnacle Beaumont ALF and Pinnacle Warrenton ALF, we own approximately 98.0% of the joint ventures with an affiliate of Meridian. The noncontrolling interests held by Meridian have redemption features outside of our control and are accounted for as redeemable noncontrolling interests in our accompanying consolidated balance sheets.
We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions; or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018
Beginning balance	$1,371,000	$1,002,000
Additions	151,000	369,000
Distributions	(151,000)	—
Fair value adjustment to redemption value	173,000	232,000
Net loss attributable to redeemable noncontrolling interests	(82,000)	(232,000)
Ending balance	$1,462,000	$1,371,000
12. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of December 31, 2019 and 2018, no shares of our preferred stock were issued and outstanding.
Common Stock
Our charter authorizes us to issue 1,000,000,000 shares of our common stock, par value $0.01 per share. On February 6, 2015, our advisor acquired shares of our Class T common stock for total cash consideration of $200,000 and was admitted as our initial stockholder. We used the proceeds from the sale of shares of our Class T common stock to our advisor to make an initial capital contribution to our operating partnership. As of December 31, 2019 and 2018, our advisor owned 20,833 shares of our Class T common stock. We commenced our initial offering of shares of our common stock on February 16, 2016, and as of such date we were initially offering to the public up to $3,150,000,000 in shares of our Class T common stock, consisting of up to $3,000,000,000 in shares of our Class T common stock at a price of $10.00 per share in the primary portion of our initial offering and up to $150,000,000 in shares of our Class T common stock for $9.50 per share pursuant to the DRIP. Effective June 17, 2016, we reallocated certain of the unsold shares of our Class T common stock being offered and began offering shares of our Class I common stock, such that we were offering up to approximately $2,800,000,000 in shares of Class T common stock and $200,000,000 in shares of Class I common stock in the primary portion of our initial offering, and up to an aggregate of $150,000,000 in shares of our Class T and Class I common stock pursuant to the DRIP. Subsequent to the reallocation, of the

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1,000,000,000 shares of common stock authorized pursuant to our charter, 900,000,000 shares are classified as Class T common stock and 100,000,000 shares are classified as Class I common stock.
The shares of our Class T common stock in the primary portion of our initial offering were being offered at a price of $10.00 per share prior to April 11, 2018. The shares of our Class I common stock in the primary portion of our initial offering were being offered at a price of $9.30 per share prior to March 1, 2017 and $9.21 per share from March 1, 2017 to April 10, 2018. The shares of our Class T and Class I common stock issued pursuant to the DRIP were sold at a price of $9.50 per share prior to January 1, 2017 and $9.40 per share from January 1, 2017 to April 10, 2018. On April 6, 2018, our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, unanimously approved and established an estimated per share net asset value, or NAV, of our common stock of $9.65. As a result, on April 6, 2018, our board unanimously approved revised offering prices for each class of shares of our common stock to be sold in our initial offering based on the estimated per share NAV of our Class T and Class I common stock of $9.65 plus any applicable per share up-front selling commissions and dealer manager fees funded by us, effective April 11, 2018. Accordingly, the revised offering price for shares of our Class T common stock and Class I common stock sold pursuant to the primary portion of our initial offering on or after April 11, 2018 was $10.05 per share and $9.65 per share, respectively. On February 15, 2019, we terminated our initial offering. We continue to offer shares of our common stock pursuant to the 2019 DRIP Offering. See the “Distribution Reinvestment Plan” section below for a further discussion.
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
Through December 31, 2019, we had issued 75,639,681 aggregate shares of our Class T and Class I common stock in connection with the primary portion of our initial offering and 5,513,699 aggregate shares of our Class T and Class I common stock pursuant to our DRIP Offerings. We also granted an aggregate of 82,500 shares of our restricted Class T common stock to our independent directors and repurchased 1,356,839 shares of our common stock under our share repurchase plan through December 31, 2019. As of December 31, 2019 and 2018, we had 79,899,874 and 69,254,971 aggregate shares of our Class T and Class I common stock, respectively, issued and outstanding.
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
Since April 6, 2018, our board has approved and established an estimated per share NAV on at least an annual basis. Commencing with the distribution payment to stockholders paid in the month following such board approval, shares of our common stock issued pursuant the DRIP were or will be issued at the current estimated per share NAV until such time as our board determines an updated estimated per share NAV. The following is a summary of our historical and current estimated per share NAV of our Class T and Class I common stock:

Approval Date by our Board	Established Per Share NAV (Unaudited)
04/06/18	$9.65
04/04/19	$9.54

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2019, 2018 and 2017, $25,533,000, $17,612,000 and $8,689,000, respectively, in distributions were reinvested and 2,666,913, 1,838,711 and 924,358 shares of our common stock, respectively, were issued pursuant to our DRIP Offerings. As of December 31, 2019 and 2018, a total of $52,630,000 and $27,097,000, respectively, in distributions were reinvested that resulted in 5,513,699 and 2,846,786 shares of our common stock, respectively, being issued pursuant to our DRIP Offerings.
Share Repurchase Plan
In February 2016, our board approved a share repurchase plan. The share repurchase plan allows for repurchases of shares of our common stock by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board. Subject to the availability of the funds for share repurchases, we will limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided, however, that shares subject to a repurchase requested upon the death of a stockholder will not be subject to this cap. Funds for the repurchase of shares of our common stock come exclusively from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to our DRIP Offerings.
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
For the years ended December 31, 2019, 2018 and 2017, we received share repurchase requests and repurchased 928,675, 350,418 and 77,746 shares of our common stock, respectively, for an aggregate of $8,609,000, $3,312,000 and $735,000, respectively, at an average repurchase price of $9.27, $9.45 and $9.45 per share, respectively. As of December 31, 2019 and 2018, we received share repurchase requests and repurchased 1,356,839 and 428,164 shares of our common stock, respectively, for an aggregate of $12,656,000 and $4,047,000, respectively, at an average repurchase price of $9.33 and $9.45 per share, respectively. All shares were repurchased using the cumulative proceeds we received from the sale of shares of our common stock pursuant to our DRIP Offerings.
2015 Incentive Plan
We adopted our incentive plan pursuant to which our board, or a committee of our independent directors, may make grants of options, restricted shares of common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 4,000,000 shares. For the years ended December 31, 2019, 2018 and 2017, we granted an aggregate of 22,500 shares of our restricted Class T common stock at a weighted average grant date fair value of $9.54, $9.65 and $10.00 per share, respectively, to our independent directors in connection with their re-election to our board or in consideration for their past services rendered. Such shares vested 20.0% immediately on the grant date and 20.0% will vest on each of the first four anniversaries of the grant date. For the years ended December 31, 2019, 2018 and 2017, we recognized stock compensation expense of $207,000, $185,000 and $131,000, respectively, which is included in general and administrative in our accompanying consolidated statements of operations.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Offering Costs
Selling Commissions
We generally paid our dealer manager selling commissions of up to 3.0% of the gross offering proceeds from the sale of Class T shares of our common stock pursuant to the primary portion of our initial offering. Our dealer manager was permitted to enter into participating dealer agreements with participating dealers that provided for a reduction or waiver of selling commissions. To the extent that selling commissions were less than 3.0% of the gross offering proceeds for any Class T shares sold, such reduction in selling commissions was accompanied by a corresponding reduction in the applicable per share purchase price for purchases of such shares. No selling commissions were payable on Class I shares or shares of our common stock sold pursuant to our DRIP Offerings. Our dealer manager was permitted to re-allow all or a portion of these fees to participating broker-dealers. For the years ended December 31, 2019, 2018 and 2017, we incurred $2,241,000, $6,983,000 and $8,329,000, respectively, in selling commissions to our dealer manager. Such commissions were charged to stockholders’ equity as such amounts were paid to our dealer manager from the gross proceeds of our initial offering.
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
For the years ended December 31, 2019, 2018 and 2017, we incurred $759,000, $2,364,000 and $2,844,000, respectively, in dealer manager fees to our dealer manager. Such fees were charged to stockholders’ equity as such amounts were paid to our dealer manager or its affiliates from the gross proceeds of our initial offering. See Note 13, Related Party Transactions — Offering Stage — Dealer Manager Fee, for a further discussion of the dealer manager fee funded by our advisor.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following the termination of our initial offering on February 15, 2019, we no longer incur additional stockholder servicing fees. For the years ended December 31, 2019, 2018 and 2017, we incurred $2,573,000, $8,069,000 and $10,421,000, respectively, in stockholder servicing fees to our dealer manager. As of December 31, 2019 and 2018, we accrued $12,610,000 and $16,395,000, respectively, in connection with the stockholder servicing fee payable, which is included in accounts payable and accrued liabilities with a corresponding offset to stockholders’ equity in our accompanying consolidated balance sheets.
13. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and one of our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings; however, we are not affiliated with Griffin Capital, our dealer manager, Colony Capital or Mr. Flaherty. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. Our board, including a majority of our independent directors, has reviewed the material transactions between our affiliates and us during the year ended December 31, 2019. Set forth below is a description of the transactions with affiliates. We believe that we have executed all of the transactions set forth below on terms that are fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties. For the years ended December 31, 2019, 2018 and 2017, we incurred $16,296,000, $22,355,000 and $17,650,000, respectively, in fees and expenses to our affiliates as detailed below.
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
For the years ended December 31, 2019, 2018 and 2017, we incurred $1,687,000, $4,878,000 and $5,851,000, respectively, payable to our advisor as part of the Contingent Advisor Payment in connection with the dealer manager fee that our advisor had incurred. Such fee was charged to stockholders’ equity as incurred with a corresponding offset to accounts payable due to affiliates in our accompanying consolidated balance sheets. See Note 12, Equity — Offering Costs — Dealer Manager Fee, for a further discussion of the dealer manager fee funded by us.
Other Organizational and Offering Expenses
Our other organizational and offering expenses incurred in connection with the primary portion of our initial offering (other than selling commissions, the dealer manager fee and the stockholder servicing fee) were funded by our advisor. Our advisor recouped such expenses it funded through the receipt of the Contingent Advisor Payment from us, as described below, through the payment of acquisition fees. No other organizational and offering expenses were paid with respect to shares of our common stock sold pursuant to our DRIP Offerings.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2019, 2018 and 2017, we incurred $114,000, $1,465,000 and $1,583,000, respectively, payable to our advisor as part of the Contingent Advisor Payment in connection with the other organizational and offering expenses that our advisor had incurred. Such expenses were charged to stockholders’ equity as incurred with a corresponding offset to accounts payable due to affiliates in our accompanying consolidated balance sheets.
Acquisition and Development Stage
Acquisition Fee
We pay our advisor or its affiliates an acquisition fee of up to 4.50% of the contract purchase price, including any contingent or earn-out payments that may be paid, of each property we acquire or, with respect to any real estate-related investment we originate or acquire, up to 4.25% of the origination or acquisition price, including any contingent or earn-out payments that may be paid. The 4.50% or 4.25% acquisition fees consist of a 2.25% or 2.00% base acquisition fee, or the base acquisition fee, for real estate and real estate-related acquisitions, respectively, and an additional 2.25% contingent advisor payment, or the Contingent Advisor Payment, as applicable. The Contingent Advisor Payment allowed our advisor to recoup the portion of the dealer manager fee and other organizational and offering expenses funded by our advisor. Therefore, the amount of the Contingent Advisor Payment paid upon the closing of an acquisition did not exceed the then outstanding amounts paid by our advisor for dealer manager fees and other organizational and offering expenses at the time of such closing. For these purposes, the amounts paid by our advisor and considered as “outstanding” were reduced by the amount of the Contingent Advisor Payment previously paid. Notwithstanding the foregoing, the initial $7,500,000 of amounts paid by our advisor to fund the dealer manager fee and other organizational and offering expenses, or the Contingent Advisor Payment Holdback, was retained by us until February 2019, the termination of our initial offering and the third anniversary of the commencement date of our initial offering, at which time such amount was paid to our advisor. Our advisor or its affiliates are entitled to receive these acquisition fees for properties and real estate-related investments acquired with funds raised in our initial offering, including acquisitions completed after the termination of the Advisory Agreement (including imputed leverage of 50.0% on funds raised in our initial offering), or funded with net proceeds from the sale of a property or real estate-related investment, subject to certain conditions. Our advisor may waive or defer all or a portion of the acquisition fee at any time and from time to time, in our advisor’s sole discretion.
The base acquisition fee in connection with the acquisition of real estate investments accounted for as business combinations is expensed as incurred and included in acquisition related expenses in our accompanying consolidated statements of operations. The base acquisition fee in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments is capitalized as part of the associated investment in our accompanying consolidated balance sheets. For the years ended December 31, 2019, 2018 and 2017, we paid base acquisition fees of $4,595,000, $10,096,000 and $7,342,000, respectively, to our advisor. As of December 31, 2019 and 2018, we recorded $0 and $7,866,000, respectively, as part of the Contingent Advisor Payment, which was included in accounts payable due to affiliates with a corresponding offset to stockholders’ equity in our accompanying consolidated balance sheets. As of December 31, 2019 and 2018, we paid $20,982,000 and $11,316,000, respectively, in Contingent Advisor Payments to our advisor. For a further discussion of amounts paid in connection with the Contingent Advisor Payment, see “Dealer Manager Fee” and “Other Organizational and Offering Expenses,” above. In addition, see Note 3, Real Estate Investments, Net and Note 21, Subsequent Events, for a further discussion.
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
For the years ended December 31, 2019 and 2018, we incurred development fees of $34,000 and $6,000, respectively, to our advisor, which was expensed as incurred and included in acquisition related expenses in our accompanying consolidated statements of operations. For the year ended December 31, 2017, we did not incur any development fees to our advisor or its affiliates.
Reimbursement of Acquisition Expenses
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets, which are reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees, total development costs and real estate commissions paid to unaffiliated third parties will not exceed, in the aggregate, 6.0% of

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the contract purchase price of the property or real estate-related investments, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction. For the years ended December 31, 2019, 2018 and 2017, such fees and expenses paid did not exceed 6.0% of the contract purchase price of our property acquisitions, except with respect to our acquisitions of Auburn MOB, Pottsville MOB, Lafayette Assisted Living Portfolio, Athens MOB Portfolio, Northern California Senior Housing Portfolio, Pinnacle Warrenton ALF, Glendale MOB, Missouri SNF Portfolio, Flemington MOB Portfolio and West Des Moines SNF, which excess fees and expenses were approved by our directors as set forth above.
Reimbursements of acquisition expenses in connection with the acquisition of real estate investments accounted for as business combinations are expensed as incurred and included in acquisition related expenses in our accompanying consolidated statements of operations. Reimbursements of acquisition expenses in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments are capitalized as part of the associated investment in our accompanying consolidated balance sheets. For each of the years ended December 31, 2019, 2018 and 2017, we incurred $0, $2,000 and $2,000, respectively, in acquisition expenses to our advisor or its affiliates.
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
For the years ended December 31, 2019, 2018 and 2017, we incurred $8,276,000, $4,975,000 and $2,344,000, respectively, in asset management fees to our advisor, which are included in general and administrative in our accompanying consolidated statements of operations.
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
Property management fees are included in property operating expenses and rental expenses in our accompanying consolidated statements of operations. For the years ended December 31, 2019, 2018 and 2017, we incurred property management fees of $1,220,000, $746,000 and $381,000, respectively, to American Healthcare Investors.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease fees are capitalized as lease commissions, which are included in other assets, net in our accompanying consolidated balance sheets, and amortized over the term of the lease. For the years ended December 31, 2019, 2018 and 2017, we incurred lease fees of $83,000, $94,000 and $64,000, respectively.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, we pay our advisor or its affiliates a construction management fee of up to 5.0% of the cost of such improvements. Construction management fees are capitalized as part of the associated asset and included in real estate investments, net in our accompanying consolidated balance sheets or are expensed and included in our accompanying consolidated statements of operations, as applicable. For the years ended December 31, 2019, 2018 and 2017, we incurred construction management fees of $155,000, $28,000 and $1,000, respectively.
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
The following table reflects our operating expenses as a percentage of average invested assets and as a percentage of net income for the 12 month periods then ended:

	12 months ended December 31,
	2019	2018	2017
Operating expenses as a percentage of average invested assets	1.2%	1.2%	1.3%
Operating expenses as a percentage of net income	37.2%	28.3%	27.9%
For the years ended December 31, 2019, 2018 and 2017, our operating expenses did not exceed the aforementioned limitations as 2.0% of our average invested assets was greater than 25.0% of our net income. For the years ended December 31, 2019, 2018 and 2017, our advisor incurred operating expenses on our behalf of $132,000, $65,000 and $82,000, respectively. Operating expenses are generally included in general and administrative in our accompanying consolidated statements of operations.
Compensation for Additional Services
We pay our advisor and its affiliates for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated parties for similar services. For the years ended December 31, 2019, 2018 and 2017, our advisor and its affiliates were not compensated for any additional services.
Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, we pay our advisor or its affiliates a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the years ended December 31, 2019, 2018 and 2017, we did not incur any disposition fees to our advisor or its affiliates.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, we will pay our advisor a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the remaining net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of: (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan); plus (ii) an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the years ended December 31, 2019, 2018 and 2017, we did not pay any such distributions to our advisor.
Subordinated Distribution Upon Listing
Upon the listing of shares of our common stock on a national securities exchange, in redemption of our advisor’s limited partnership units, we will pay our advisor a distribution equal to 15.0% of the amount by which: (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash equal to an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing, among other factors. For the years ended December 31, 2019, 2018 and 2017, we did not pay any such distributions to our advisor.
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
As of December 31, 2019 and 2018, we did not have any liability related to the subordinated distribution upon termination.
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
Purchases of shares of our Class T common stock pursuant to the 2016 Stock Purchase Plans commenced after the initial release from escrow of the minimum offering amount, beginning with the officers’ regularly scheduled payroll payment on April 13, 2016. The shares of Class T common stock were purchased at a price of $9.60 per share, reflecting the purchase price of the shares in our initial offering, exclusive of selling commissions and the dealer manager fee.

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
For the years ended December 31, 2019, 2018 and 2017, our officers invested the following amounts and we issued the following shares of our Class T and Class I common stock pursuant to the applicable stock purchase plan:

		Years Ended December 31,
		2019		2018		2017
Officer’s Name	Title	Amount	Shares	Amount	Shares	Amount	Shares
Jeffrey T. Hanson	Chief Executive Officer and Chairman of the Board of Directors	$10,000	995	$329,000	34,690	$263,000	28,464
Danny Prosky	President and Chief Operating Officer	11,000	1,103	352,000	37,111	272,000	29,480
Mathieu B. Streiff	Executive Vice President and General Counsel	10,000	999	324,000	34,262	263,000	28,462
Brian S. Peay	Chief Financial Officer	1,000	88	30,000	3,143	—	—
Stefan K.L. Oh	Executive Vice President of Acquisitions	1,000	127	34,000	3,534	32,000	3,416
Christopher M. Belford	Vice President of Asset Management	1,000	102	55,000	5,866	65,000	7,014
Wendie Newman	Vice President of Asset Management	1,000	34	9,000	918	8,000	828
Total		$35,000	3,448	$1,133,000	119,524	$903,000	97,664

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of December 31, 2019 and 2018:

	December 31,
Fee	2019	2018
Asset management fees	$768,000	$595,000
Property management fees	145,000	97,000
Construction management fees	65,000	18,000
Lease commissions	21,000	—
Operating expenses	12,000	6,000
Development fees	4,000	6,000
Acquisition fees	1,000	—
Contingent Advisor Payment	—	7,866,000
Total	$1,016,000	$8,588,000
14. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall. We did not have any assets and liabilities measured at fair value on a recurring basis as of December 31, 2018.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivative financial instruments	$—	$4,385,000	$—	$4,385,000
There were no transfers into or out of fair value measurement levels during the year ended December 31, 2019.

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
Although we have determined that the majority of the inputs used to value our derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of December 31, 2019, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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
The fair value of our mortgage loans payable and the 2018 Credit Facility is estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that our mortgage loans payable and the 2018 Credit Facility are classified in Level 2 within the fair value hierarchy as reliance is placed on inputs other than quoted prices that are observable, such as interest rates and yield curves. The carrying amounts and estimated fair values of such financial instruments as of December 31, 2019 and 2018 were as follows:

	December 31,
	2019		2018
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Financial Liabilities:
Mortgage loans payable	$26,070,000	$26,677,000	$16,892,000	$16,920,000
Line of credit and term loans	$393,217,000	$396,891,000	$270,553,000	$275,124,000
___________

(1)	Carrying amount is net of any discount/premium and deferred financing costs.
15. Income Taxes
As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. We have elected to treat certain of our consolidated subsidiaries as wholly owned taxable REIT subsidiaries, or TRS, pursuant to the Code. TRS may participate in services that would otherwise be considered impermissible for REITs and are subject to federal and state income tax at regular corporate tax rates.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We did not incur income taxes for the year ended December 31, 2017. The components of income tax (benefit) expense for the years ended December 31, 2019 and 2018 were as follows:

	Years Ended December 31,
	2019	2018
Federal deferred	$(1,087,000)	$(2,593,000)
State deferred	(100,000)	(675,000)
State current	(8,000)	8,000
Valuation allowance	1,187,000	3,268,000
Total income tax (benefit) expense	$(8,000)	$8,000
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
We recognize the financial statement effects of an uncertain tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of December 31, 2019 and 2018, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying consolidated financial statements.
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of December 31, 2019, our valuation allowance fully reserves the net deferred tax asset due to inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.
Any increases or decreases to the deferred income tax assets or liabilities are reflected in income tax benefit or expense in our accompanying consolidated statements of operations. The components of deferred tax assets as of December 31, 2019 and 2018 was as follows:

	Years Ended December 31,
	2019	2018
Deferred income tax assets:
Fixed assets and intangibles	$2,455,000	$2,484,000
Expense accruals and other	620,000	469,000
Net operating loss	1,856,000	791,000
Valuation allowances	(4,931,000)	(3,744,000)
Total deferred income tax assets	$—	$—

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2019 and 2018, we had a net operating loss, or NOL, carryforward of $7,179,000 and $2,983,000, respectively, related to the TRSs. These amounts can be used to offset future taxable income, if any. The NOL carryforwards that were incurred before January 1, 2018 begin to expire in 2037 with respect to the TRSs. The NOL carryforwards incurred after December 31, 2017 will be carried forward indefinitely.
Tax Treatment of Distributions
For federal income tax purposes, distributions to stockholders are characterized as ordinary income, capital gain distributions or nontaxable distributions. Nontaxable distributions will reduce U.S. stockholders’ basis (but not below zero) in their shares. The income tax treatment for distributions reportable for the years ended December 31, 2019, 2018 and 2017 was as follows:

	Years Ended December 31,
	2019		2018		2017
Ordinary income	$10,099,000	21.8%	$11,909,000	37.7%	$6,021,000	39.9%
Capital gain	—	—	—	—	—	—
Return of capital	36,317,000	78.2	19,673,000	62.3	9,055,000	60.1
	$46,416,000	100%	$31,582,000	100%	$15,076,000	100%
Amounts listed above do not include distributions paid on nonvested shares of our restricted common stock which have been separately reported.
16. Leases
Lessor
We have operating leases with tenants that expire at various dates through 2040. For the year ended December 31, 2019, we recognized $74,610,000 of real estate revenue related to operating lease payments, of which $14,878,000 was for variable lease payments. As of December 31, 2019, the following table sets forth the undiscounted cash flows for future minimum base rents due under operating leases for each of the next five years ending December 31 and thereafter for the properties that we wholly own:

Year	Amount
2020	$62,946,000
2021	61,205,000
2022	58,288,000
2023	53,719,000
2024	48,420,000
Thereafter	302,820,000
Total	$587,398,000
Future minimum base rents due under operating leases as of December 31, 2018 for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2019	$52,764,000
2020	52,207,000
2021	50,886,000
2022	48,249,000
2023	44,397,000
Thereafter	290,103,000
Total	$538,606,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lessee
We have ground lease obligations that generally require fixed annual rental payments and may also include escalation clauses and renewal options. These leases expire at various dates through 2107, excluding extension options. Certain of our lease agreements include rental payments that are adjusted periodically based on the Consumer Price Index, and may include other variable lease costs (i.e., common area maintenance, property taxes and insurance). Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
For the year ended December 31, 2019, operating lease costs were $735,000, which are included in rental expenses in our accompanying consolidated statements of operations. Such costs include short-term leases and variable lease costs, which are immaterial. Additional information related to our operating leases as of and for the year ended December 31, 2019 was as follows:

Amount
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,489,000
Weighted average remaining lease term (in years)	80.4
Weighted average discount rate	5.74%
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash outflows related to operating leases	$458,000
As of December 31, 2019, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for each of the next five years ending December 31 and thereafter, as well as the reconciliation of those cash flows to operating lease liabilities on the accompanying consolidated balance sheet:

Year	Amount
2020	$519,000
2021	523,000
2022	526,000
2023	530,000
2024	534,000
Thereafter	47,103,000
Total operating lease payments	49,735,000
Less: interest	39,877,000
Present value of operating lease liabilities	$9,858,000
Future minimum operating lease obligations under non-cancelable ground lease obligations as of December 31, 2018 for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2019	$307,000
2020	307,000
2021	307,000
2022	307,000
2023	307,000
Thereafter	11,978,000
Total	$13,513,000

17. Segment Reporting
As of December 31, 2019, we evaluated our business and made resource allocations based on four reportable business segments — medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities.

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
We evaluate performance based upon segment net operating income. We define segment net operating income as total revenues, less rental expenses and property operating expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, interest expense, income or loss from unconsolidated entity, other income and income tax benefit or expense for each segment. We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment net operating income serves as an appropriate supplemental performance measure to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis.
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
Summary information for the reportable segments during the years ended December 31, 2019, 2018 and 2017 was as follows:

	Medical Office Buildings	Senior Housing — RIDEA	Senior Housing	Skilled Nursing Facilities	Year Ended December 31, 2019
Revenues:
Real estate revenue	$54,508,000	$—	$8,421,000	$11,681,000	$74,610,000
Resident fees and services	—	46,160,000	—	—	46,160,000
Total revenues	54,508,000	46,160,000	8,421,000	11,681,000	120,770,000
Expenses:
Rental expenses	17,528,000	—	1,142,000	556,000	19,226,000
Property operating expenses	—	37,434,000	—	—	37,434,000
Segment net operating income	$36,980,000	$8,726,000	$7,279,000	$11,125,000	$64,110,000
Expenses:
General and administrative					$15,235,000
Acquisition related expenses					1,974,000
Depreciation and amortization					45,626,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)					(16,191,000)
Loss in fair value derivative financial instruments					(4,385,000)
Income from unconsolidated entity					267,000
Other income					175,000
Loss before income taxes					(18,859,000)
Income tax benefit					8,000
Net loss					$(18,851,000)

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Medical Office Buildings	Senior Housing — RIDEA	Senior Housing	Skilled Nursing Facilities	Year Ended December 31, 2018
Revenues:
Real estate revenue	$34,339,000	$—	$8,994,000	$4,266,000	$47,599,000
Resident fees and services	—	36,857,000	—	—	36,857,000
Total revenues	34,339,000	36,857,000	8,994,000	4,266,000	84,456,000
Expenses:
Rental expenses	9,934,000	—	1,214,000	351,000	11,499,000
Property operating expenses	—	30,023,000	—	—	30,023,000
Segment net operating income	$24,405,000	$6,834,000	$7,780,000	$3,915,000	$42,934,000
Expenses:
General and administrative					$9,172,000
Acquisition related expenses					2,795,000
Depreciation and amortization					32,658,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium)					(6,788,000)
Loss from unconsolidated entity					(110,000)
Other income					11,000
Loss before income taxes					(8,578,000)
Income tax expense					(8,000)
Net loss					$(8,586,000)

	Medical Office Buildings	Senior Housing — RIDEA	Senior Housing	Year Ended December 31, 2017
Revenues:
Real estate revenue	$22,320,000	$—	$5,450,000	$27,770,000
Resident fees and services	—	5,563,000	—	5,563,000
Total revenues	22,320,000	5,563,000	5,450,000	33,333,000
Expenses:
Rental expenses	6,694,000	—	598,000	7,292,000
Property operating expenses	—	4,203,000	—	4,203,000
Segment net operating income	$15,626,000	$1,360,000	$4,852,000	$21,838,000
Expenses:
General and administrative				$4,338,000
Acquisition related expenses				655,000
Depreciation and amortization				13,639,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt premium)				(2,699,000)
Other income				1,000
Net income				$508,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets by reportable segment as of December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
Medical office buildings	$600,048,000	$417,708,000
Senior housing — RIDEA	149,055,000	146,965,000
Senior housing	142,982,000	154,716,000
Skilled nursing	121,749,000	115,657,000
Other	54,493,000	61,326,000
Total assets	$1,068,327,000	$896,372,000
18. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, accounts and other receivables, restricted cash and real estate deposits. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of December 31, 2019 and 2018, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. In general, we perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of December 31, 2019, one state in the United States accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized net operating income. Our properties located in Missouri accounted for approximately 11.4% of our total property portfolio’s annualized base rent or annualized net operating income. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
Based on leases in effect as of December 31, 2019, our four reportable business segments, medical office buildings, senior housing, skilled nursing facilities and senior housing — RIDEA accounted for 62.1%, 13.9%, 13.6% and 10.4%, respectively, of our total property portfolio’s annualized base rent or annualized net operating income.
As of December 31, 2019, we had one tenant that accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized net operating income, as follows:

Tenant	Annualized Base Rent(1)	Percentage of Annualized Base Rent	Acquisition	Reportable Segment	GLA (Sq Ft)	Lease Expiration Date
RC Tier Properties, LLC	$7,782,000	10.4%	Missouri SNF Portfolio	Skilled Nursing	385,000	09/30/33
___________

(1)
Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2019, inclusive of our senior housing — RIDEA facilities. The loss of this tenant or its inability to pay rent could have a material adverse effect on our business and results of operations.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. Per Share Data
Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $24,000, $19,000 and $12,000 for the years ended December 31, 2019, 2018 and 2017, respectively. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock. As of December 31, 2019 and 2018, there were 43,500 and 37,500 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of December 31, 2019 and 2018, there were 208 units of redeemable limited partnership units of our operating partnership outstanding, but such units were excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.
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

	Quarters Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Revenues	$33,437,000	$31,118,000	$30,373,000	$25,842,000
Expenses	(28,597,000)	(28,421,000)	(29,645,000)	(32,832,000)
Other expense	(3,548,000)	(4,608,000)	(6,610,000)	(5,368,000)
Income tax benefit (expense)	25,000	(7,000)	(7,000)	(3,000)
Net income (loss)	1,317,000	(1,918,000)	(5,889,000)	(12,361,000)
Less: net loss attributable to redeemable noncontrolling interests	6,000	19,000	32,000	25,000
Net income (loss) attributable to controlling interest	$1,323,000	$(1,899,000)	$(5,857,000)	$(12,336,000)
Net income (loss) per Class T and Class I common share attributable to controlling interest — basic and diluted	$0.02	$(0.02)	$(0.07)	$(0.16)
Weighted average number of Class T and Class I common shares outstanding — basic and diluted	79,884,966	79,502,193	79,026,999	75,105,471

	Quarters Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Revenues	$25,323,000	$22,281,000	$19,010,000	$17,842,000
Expenses	(25,961,000)	(22,384,000)	(18,808,000)	(18,994,000)
Other expense	(3,047,000)	(1,596,000)	(1,160,000)	(1,084,000)
Income tax expense	(4,000)	(4,000)	—	—
Net loss	(3,689,000)	(1,703,000)	(958,000)	(2,236,000)
Less: net loss attributable to redeemable noncontrolling interests	35,000	72,000	58,000	67,000
Net loss attributable to controlling interest	$(3,654,000)	$(1,631,000)	$(900,000)	$(2,169,000)
Net loss per Class T and Class I common share attributable to controlling interest — basic and diluted	$(0.06)	$(0.03)	$(0.02)	$(0.05)
Weighted average number of Class T and Class I common shares outstanding — basic and diluted	64,954,525	57,769,964	51,277,753	45,136,647

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. Subsequent Events
Property Acquisitions
Subsequent to December 31, 2019, we completed the acquisition of seven buildings from unaffiliated third parties. The following is a summary of our property acquisitions subsequent to December 31, 2019:

Acquisition	Location	Type	Date Acquired	Contract Purchase Price	Line of Credit(1)	Total Acquisition Fee(2)
Catalina West Haven ALF(3)	West Haven, UT	Senior Housing — RIDEA	01/01/20	$12,799,000	$12,700,000	$278,000
Louisiana Senior Housing Portfolio(4)	Gonzales, Monroe, New Iberia, Shreveport, Slidell, LA	Senior Housing — RIDEA	01/03/20	34,000,000	32,700,000	737,000
Catalina Madera ALF(3)	Madera, CA	Senior Housing — RIDEA	01/31/20	17,900,000	17,300,000	389,000
				$64,699,000	$62,700,000	$1,404,000
___________

(1)	Represents a borrowing under the 2018 Credit Facility, as defined in Note 7, Line of Credit and Term Loans, at the time of acquisition

(2)
Our advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our property, a base acquisition fee of 2.25% of the portion of the contract purchase price paid by us. See Note 13, Related Party Transactions — Acquisition and Development Stage — Acquisition Fee, for a further discussion.

(3)
On January 1, 2020 and January 31, 2020, we completed the acquisitions of Catalina West Haven ALF and Catalina Madera ALF, respectively, pursuant to a joint venture with an affiliate of Avalon Health Care, Inc., an unaffiliated third party. Our ownership of the joint venture is approximately 90%.

(4)
On January 3, 2020, we completed the acquisition of Louisiana Senior Housing Portfolio, pursuant to a joint venture with an affiliate of Senior Solutions Management Group, an unaffiliated third party. Our ownership of the joint venture is approximately 90%.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION
December 31, 2019

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(d)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(c)	Accumulated Depreciation (e)(f)	Date of Construction	Date Acquired
Auburn MOB (Medical Office)	Auburn, CA	$—	$406,000	$4,600,000	$72,000	$406,000	$4,672,000	$5,078,000	$(582,000)	1997	06/28/16
Pottsville MOB (Medical Office)	Pottsville, PA	—	1,493,000	7,050,000	102,000	1,493,000	7,152,000	8,645,000	(929,000)	2004	09/16/16
Charlottesville MOB (Medical Office)	Charlottesville, VA	—	4,768,000	13,330,000	63,000	4,768,000	13,393,000	18,161,000	(1,599,000)	2001	09/22/16
Rochester Hills MOB (Medical Office)	Rochester Hills, MI	3,103,000	1,727,000	5,763,000	220,000	1,727,000	5,983,000	7,710,000	(770,000)	1990	09/29/16
Cullman MOB III (Medical Office)	Cullman, AL	—	—	13,989,000	75,000	—	14,064,000	14,064,000	(1,357,000)	2010	09/30/16
Iron MOB Portfolio (Medical Office)	Cullman, AL	—	—	10,237,000	665,000	—	10,902,000	10,902,000	(1,283,000)	1994	10/13/16
	Cullman, AL	—	—	6,906,000	959,000	—	7,865,000	7,865,000	(935,000)	1998	10/13/16
	Sylacauga, AL	—	—	7,907,000	63,000	—	7,970,000	7,970,000	(740,000)	1997	10/13/16
Mint Hill MOB (Medical Office)	Mint Hill, NC	—	—	16,585,000	1,118,000	—	17,703,000	17,703,000	(2,196,000)	2007	11/14/16
Lafayette Assisted Living Portfolio (Senior Housing — RIDEA)	Lafayette, LA	—	1,327,000	8,225,000	4,000	1,327,000	8,229,000	9,556,000	(710,000)	1996	12/01/16
	Lafayette, LA	—	980,000	4,244,000	(130,000)	980,000	4,114,000	5,094,000	(385,000)	2014	12/01/16
Evendale MOB (Medical Office)	Evendale, OH	—	1,620,000	7,583,000	742,000	1,620,000	8,325,000	9,945,000	(1,041,000)	1988	12/13/16
Battle Creek MOB (Medical Office)	Battle Creek, MI	—	960,000	5,717,000	373,000	960,000	6,090,000	7,050,000	(788,000)	1996	03/10/17
Reno MOB (Medical Office)	Reno, NV	—	—	64,718,000	815,000	—	65,533,000	65,533,000	(5,276,000)	2005	03/13/17
Athens MOB Portfolio (Medical Office)	Athens, GA	—	809,000	5,227,000	422,000	809,000	5,649,000	6,458,000	(543,000)	2006	05/18/17
	Athens, GA	—	1,084,000	8,772,000	109,000	1,084,000	8,881,000	9,965,000	(777,000)	2006	05/18/17
SW Illinois Senior Housing Portfolio (Senior Housing)	Columbia, IL	—	1,086,000	9,651,000	3,000	1,086,000	9,654,000	10,740,000	(883,000)	2007	05/22/17
	Columbia, IL	—	121,000	1,656,000	—	121,000	1,656,000	1,777,000	(135,000)	1999	05/22/17
	Millstadt, IL	—	203,000	3,827,000	—	203,000	3,827,000	4,030,000	(302,000)	2004	05/22/17
	Red Bud, IL	—	198,000	3,553,000	51,000	198,000	3,604,000	3,802,000	(292,000)	2006	05/22/17
	Waterloo, IL	—	470,000	8,369,000	—	470,000	8,369,000	8,839,000	(636,000)	2012	05/22/17
Lawrenceville MOB (Medical Office)	Lawrenceville, GA	7,738,000	1,363,000	9,099,000	5,000	1,363,000	9,104,000	10,467,000	(878,000)	2005	06/12/17
Northern California Senior Housing Portfolio (Senior Housing)	Belmont, CA	—	10,760,000	13,631,000	(293,000)	10,760,000	13,338,000	24,098,000	(956,000)	1958/2000	06/28/17
	Fairfield, CA	—	317,000	6,584,000	(74,000)	317,000	6,510,000	6,827,000	(483,000)	1974	06/28/17
	Menlo Park, CA	—	5,188,000	2,177,000	(63,000)	5,188,000	2,114,000	7,302,000	(147,000)	1945	06/28/17
	Sacramento, CA	—	1,266,000	2,818,000	(245,000)	1,266,000	2,573,000	3,839,000	(210,000)	1978	06/28/17
Roseburg MOB (Medical Office)	Roseburg, OR	—	—	20,925,000	34,000	—	20,959,000	20,959,000	(1,651,000)	2003	06/29/17

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2019

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(d)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(c)	Accumulated Depreciation (e)(f)	Date of Construction	Date Acquired
Fairfield County MOB Portfolio (Medical Office)	Stratford, CT	$—	$1,011,000	$3,538,000	$319,000	$1,011,000	$3,857,000	$4,868,000	$(475,000)	1963	09/29/17
	Trumbull, CT	—	2,250,000	6,879,000	466,000	2,250,000	7,345,000	9,595,000	(703,000)	1987	09/29/17
Central Florida Senior Housing Portfolio (Senior Housing — RIDEA)	Bradenton, FL	—	1,058,000	5,118,000	626,000	1,058,000	5,744,000	6,802,000	(474,000)	1973/1983	11/01/17
	Brooksville, FL	—	1,378,000	10,217,000	496,000	1,378,000	10,713,000	12,091,000	(995,000)	1960/2007	11/01/17
	Brooksville, FL	—	934,000	6,550,000	310,000	934,000	6,860,000	7,794,000	(533,000)	2008	11/01/17
	Lake Placid, FL	—	950,000	3,476,000	267,000	950,000	3,743,000	4,693,000	(340,000)	2008	11/01/17
	Lakeland, FL	—	529,000	17,541,000	841,000	529,000	18,382,000	18,911,000	(1,146,000)	1985	11/01/17
	Pinellas Park, FL	—	1,118,000	9,005,000	833,000	1,118,000	9,838,000	10,956,000	(803,000)	2016	11/01/17
	Sanford, FL	—	2,783,000	10,019,000	661,000	2,783,000	10,680,000	13,463,000	(810,000)	1984	11/01/17
	Spring Hill, FL	—	930,000	6,241,000	518,000	930,000	6,759,000	7,689,000	(512,000)	1988	11/01/17
	Winter Haven, FL	—	3,119,000	21,973,000	1,652,000	3,119,000	23,625,000	26,744,000	(2,031,000)	1984	11/01/17
Central Wisconsin Senior Care Portfolio (Skilled Nursing)	Sun Prairie, WI	—	587,000	3,487,000	2,000	587,000	3,489,000	4,076,000	(224,000)	1960/2006	03/01/18
	Waunakee, WI	—	1,930,000	14,352,000	3,000	1,930,000	14,355,000	16,285,000	(927,000)	1974/2005	03/01/18
Sauk Prairie MOB (Medical Office)	Prairie du Sac, WI	—	2,154,000	15,194,000	—	2,154,000	15,194,000	17,348,000	(1,033,000)	2014	04/09/18
Surprise MOB (Medical Office)	Surprise, AZ	—	1,759,000	9,037,000	148,000	1,759,000	9,185,000	10,944,000	(563,000)	2012	04/27/18
Southfield MOB (Medical Office)	Southfield, MI	5,897,000	1,639,000	12,907,000	22,000	1,639,000	12,929,000	14,568,000	(900,000)	1975/2014	05/11/18
Pinnacle Beaumont ALF (Senior Housing — RIDEA)	Beaumont, TX	—	1,586,000	17,483,000	61,000	1,586,000	17,544,000	19,130,000	(745,000)	2012	07/01/18
Grand Junction MOB (Medical Office)	Grand Junction, CO	—	1,315,000	27,528,000	27,000	1,315,000	27,555,000	28,870,000	(1,301,000)	2013	07/06/18
Edmonds MOB (Medical Office)	Edmonds, WA	—	4,167,000	16,770,000	46,000	4,167,000	16,816,000	20,983,000	(758,000)	1991/2008	07/30/18
Pinnacle Warrenton ALF (Senior Housing — RIDEA)	Warrenton, MO	—	462,000	7,125,000	428,000	462,000	7,553,000	8,015,000	(333,000)	1986	08/01/18
Glendale MOB (Medical Office)	Glendale, WI	—	794,000	5,541,000	563,000	794,000	6,104,000	6,898,000	(417,000)	2004	08/13/18
Missouri SNF Portfolio (Skilled Nursing)	Florissant, MO	—	1,064,000	9,301,000	—	1,064,000	9,301,000	10,365,000	(387,000)	1987	09/28/18
	Kansas City, MO	—	1,710,000	10,699,000	—	1,710,000	10,699,000	12,409,000	(485,000)	1974	09/28/18
	Milan, MO	—	181,000	5,972,000	—	181,000	5,972,000	6,153,000	(241,000)	1980	09/28/18
	Missouri, MO	—	473,000	9,856,000	—	473,000	9,856,000	10,329,000	(389,000)	1963	09/28/18
	Salisbury, MO	—	252,000	7,581,000	—	252,000	7,581,000	7,833,000	(305,000)	1970	09/28/18
	Sedalia, MO	—	266,000	22,397,000	—	266,000	22,397,000	22,663,000	(794,000)	1975	09/28/18
	St. Elizabeth, MO	—	329,000	4,282,000	—	329,000	4,282,000	4,611,000	(178,000)	1981	09/28/18

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2019

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(d)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(c)	Accumulated Depreciation (e)(f)	Date of Construction	Date Acquired
	Trenton, MO	$—	$122,000	$4,507,000	$—	$122,000	$4,507,000	$4,629,000	$(177,000)	1967	09/28/18
Flemington MOB Portfolio (Medical Office)	Flemington, NJ	—	1,473,000	10,728,000	72,000	1,473,000	10,800,000	12,273,000	(429,000)	2002	11/29/18
	Flemington, NJ	—	586,000	2,949,000	47,000	586,000	2,996,000	3,582,000	(133,000)	1993	11/29/18
Lawrenceville MOB II (Medical Office)	Lawrenceville, GA	—	1,000,000	7,737,000	128,000	1,000,000	7,865,000	8,865,000	(353,000)	1990	12/19/18
Mill Creek MOB (Medical Office)	Mill Creek, WA	—	1,453,000	5,935,000	8,000	1,453,000	5,943,000	7,396,000	(198,000)	1991	12/21/18
Modesto MOB (Medical Office)	Modesto, CA	—	—	12,789,000	15,000	—	12,804,000	12,804,000	(444,000)	1991/2016	12/28/18
Michigan ALF Portfolio (Senior Housing)	Grand Rapids, MI	—	1,334,000	8,422,000	1,000	1,334,000	8,423,000	9,757,000	(248,000)	1953/2016	12/28/18
	Grand Rapids, MI	10,361,000	1,382,000	10,740,000	1,000	1,382,000	10,741,000	12,123,000	(235,000)	1989	05/01/19
	Holland, MI	—	799,000	6,984,000	3,000	799,000	6,987,000	7,786,000	(238,000)	2007/2017	12/28/18
	Howell, MI	—	728,000	5,404,000	1,000	728,000	5,405,000	6,133,000	(163,000)	2003	12/28/18
	Lansing, MI	—	1,175,000	12,052,000	2,000	1,175,000	12,054,000	13,229,000	(345,000)	1988/2015	12/28/18
	Wyoming, MI	—	1,542,000	12,873,000	2,000	1,542,000	12,875,000	14,417,000	(373,000)	1964/2016	12/28/18
Lithonia MOB (Medical Office)	Lithonia, GA	—	1,129,000	8,842,000	—	1,129,000	8,842,000	9,971,000	(303,000)	2015	03/05/19
West Des Moines SNF (Skilled Nursing)	West Des Moines, IA	—	672,000	5,753,000	—	672,000	5,753,000	6,425,000	(136,000)	2004	03/24/19
Great Nord MOB Portfolio (Medical Office)	Tinley Park, IL	—	—	12,976,000	—	—	12,976,000	12,976,000	(376,000)	2002	04/08/19
	Chesterton, IN	—	539,000	8,937,000	—	539,000	8,937,000	9,476,000	(238,000)	2007	04/08/19
	Crown Point, IN	—	283,000	4,882,000	—	283,000	4,882,000	5,165,000	(124,000)	2005	04/08/19
	Plymouth, MN	—	1,452,000	11,126,000	—	1,452,000	11,126,000	12,578,000	(265,000)	2014	04/08/19
Overland Park MOB (Medical Office)	Overland Park, KS	—	2,437,000	23,169,000	1,366,000	2,437,000	24,534,000	26,971,000	(304,000)	2017	08/05/19
Blue Badger MOB (Medical Office)	Marysville, OH	—	1,838,000	10,646,000	—	1,838,000	10,647,000	12,485,000	(141,000)	2014	08/09/19
Bloomington MOB (Medical Office)	Bloomington, IL	—	3,178,000	13,547,000	—	3,178,000	13,547,000	16,725,000	(170,000)	1990	08/13/19
Memphis MOB (Medical Office)	Memphis, TN	—	1,210,000	6,775,000	—	1,210,000	6,775,000	7,985,000	(92,000)	1984	08/15/19
Haverhill MOB (Medical Office)	Haverhill, MA	—	1,620,000	12,537,000	—	1,620,000	12,537,000	14,157,000	(131,000)	1987	08/27/19
Fresno MOB (Medical Office)	Fresno, CA	—	1,412,000	8,155,000	—	1,412,000	8,155,000	9,567,000	(59,000)	2007	10/30/19
Colorado Foothills MOB Portfolio (Medical Office)	Arvada, CO	—	720,000	4,615,000	—	720,000	4,615,000	5,335,000	(20,000)	1979	11/19/19
	Centennial, CO	—	970,000	10,307,000	—	970,000	10,307,000	11,277,000	(35,000)	1979	11/19/19
	Colorado Springs, CO	—	1,443,000	11,123,000	—	1,443,000	11,123,000	12,566,000	(42,000)	1999	11/19/19
		$27,099,000	$103,371,000	$827,722,000	$15,025,000	$103,371,000	$842,747,000	$946,118,000	$(51,058,000)

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2019

 ________________

(a)	We own 100% of our properties as of December 31, 2019, with the exception of Central Florida Senior Housing Portfolio, Pinnacle Beaumont ALF and Pinnacle Warrenton ALF.

(b)	The cost capitalized subsequent to acquisition is shown net of dispositions.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2019

(c)	The changes in total real estate for the years ended December 31, 2019, 2018 and 2017 are as follows:

Amount
Balance — December 31, 2016	$118,764,000
Acquisitions	307,384,000
Additions	2,476,000
Dispositions	(74,000)
Balance — December 31, 2017	$428,550,000
Acquisitions	$320,822,000
Additions	8,985,000
Dispositions	(1,369,000)
Balance — December 31, 2018	$756,988,000
Acquisitions	$184,402,000
Additions	7,117,000
Dispositions	(2,389,000)
Balance — December 31, 2019	$946,118,000

(d)	As of December 31, 2019, for federal income tax purposes, the aggregate cost of our properties is $1,055,615,000.

(e)	The changes in accumulated depreciation for the years ended December 31, 2019, 2018 and 2017 are as follows:

Amount
Balance — December 31, 2016	$822,000
Additions	8,090,000
Dispositions	(27,000)
Balance — December 31, 2017	$8,885,000
Additions	$16,672,000
Dispositions	(245,000)
Balance — December 31, 2018	$25,312,000
Additions	$27,435,000
Dispositions	(1,689,000)
Balance — December 31, 2019	$51,058,000

(f)
The cost of buildings and capital improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and capital improvements, up to 39 years, and the cost for tenant improvements is depreciated over the shorter of the lease term or useful life, up to 16 years. Furniture, fixtures and equipment is depreciated over the estimated useful life, up to 20 years.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
EXHIBITS LIST
December 31, 2019

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the period ended December 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.2*	Description of Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934

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
December 31, 2019

10.10
Share Repurchase Plan of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.3 to Post-effective Amendment No. 14 to our Registration Statement on Form S-11 (File No. 333-205960) filed November 30, 2018 and incorporated herein by reference)

10.11
Credit Agreement dated as of November 20, 2018, among Griffin-American Healthcare REIT IV Holdings, LP, Griffin-American Healthcare REIT IV, Inc. and certain subsidiaries, certain lender parties, Bank of America, N.A., KeyBank, National Association, Citizens Bank, National Association, Merrill Lynch, Pierce, Fenner & Smith Incorporated and KeyBanc Capital Markets (included as Exhibit 10.1 to our Current Report on Form 8-K filed November 27, 2018 and incorporated herein by reference)

10.12
Confirmation of swap transaction, dated February 6, 2019 from Citizens Bank, National Association to Griffin-American Healthcare REIT IV Holdings, L.P. (included as Exhibit 10.1 to our Current Report on Form 8-K filed February 11, 2019 and incorporated herein by reference)

10.13
Confirmation of swap transaction, dated February 5, 2019 from Comerica Bank to Griffin-American Healthcare REIT IV Holdings, L.P. (included as Exhibit 10.2 to our Current Report on Form 8-K filed February 11, 2019 and incorporated herein by reference)

10.14
Confirmation of swap transaction, dated February 5, 2019 from Fifth Third Financial Risk Solutions, a division of Fifth Third Bank, to Griffin-American Healthcare REIT IV Holdings, L.P. (included as Exhibit 10.3 to our Current Report on Form 8-K filed February 11, 2019 and incorporated herein by reference)

10.15
Confirmation of swap transaction, dated February 5, 2019 from The Huntington National Bank to Griffin-American Healthcare REIT IV Holdings, L.P. (included as Exhibit 10.4 to our Current Report on Form 8-K filed February 11, 2019 and incorporated herein by reference)

10.16
First Amendment and Commitment Increase Agreement by and among Griffin-American Healthcare REIT IV Holdings, LP, Griffin-American Healthcare REIT IV, Inc., Subsidiary Guarantors, New Lender, Increasing Lenders, Bank of America, N.A. and KeyBank, National Association, dated November 1, 2019 (included as Exhibit 10.1 to our Current Report on Form 8-K filed November 7, 2019 and incorporated herein by reference)

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

Date: March 19, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ JEFFREY T. HANSON	Chief Executive Officer and Chairman of the Board of Directors
	Jeffrey T. Hanson	(Principal Executive Officer)

Date: March 19, 2020

By	/s/ BRIAN S. PEAY	Chief Financial Officer
	Brian S. Peay	(Principal Financial Officer and Principal Accounting Officer)

Date: March 19, 2020

By	/s/ RICHARD S. WELCH	Director
Richard S. Welch

Date: March 19, 2020

By	/s/ BRIAN J. FLORNES	Independent Director
Brian J. Flornes

Date: March 19, 2020

By	/s/ DIANNE HURLEY	Independent Director
Dianne Hurley

Date: March 19, 2020

By	/s/ WILBUR H. SMITH III	Independent Director
Wilbur H. Smith III

Date: March 19, 2020