Form 10-Q
period 2020-03-31
Griffin-American Healthcare REIT IV, Inc.
filed 2020-05-14
CIK 1632970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of May 8, 2020, there were 74,823,000 shares of Class T common stock and 5,617,866 shares of Class I common stock of Griffin-American Healthcare REIT IV, Inc. outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2020 and December 31, 2019

	March 31, 2020	December 31, 2019
ASSETS
Real estate investments, net	$947,548,000	$895,060,000
Cash and cash equivalents	20,516,000	15,290,000
Accounts and other receivables, net	3,754,000	4,608,000
Restricted cash	348,000	556,000
Real estate deposits	—	1,915,000
Identified intangible assets, net	78,238,000	74,023,000
Operating lease right-of-use assets, net	14,224,000	14,255,000
Other assets, net	64,103,000	62,620,000
Total assets	$1,128,731,000	$1,068,327,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$18,233,000	$26,070,000
Line of credit and term loans(1)	473,100,000	396,800,000
Accounts payable and accrued liabilities(1)	31,001,000	32,033,000
Accounts payable due to affiliates(1)	1,008,000	1,016,000
Identified intangible liabilities, net	1,509,000	1,601,000
Operating lease liabilities(1)	9,895,000	9,858,000
Security deposits, prepaid rent and other liabilities(1)	13,574,000	9,408,000
Total liabilities	548,320,000	476,786,000

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests (Note 11)	2,580,000	1,462,000

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Class T common stock, $0.01 par value per share; 900,000,000 shares authorized; 74,891,729 and 74,244,823 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	748,000	742,000
Class I common stock, $0.01 par value per share; 100,000,000 shares authorized; 5,682,901 and 5,655,051 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	57,000	56,000
Additional paid-in capital	726,258,000	719,894,000
Accumulated deficit	(150,398,000)	(130,613,000)
Total stockholders’ equity	576,665,000	590,079,000
Noncontrolling interest (Note 12)	1,166,000	—
Total equity	577,831,000	590,079,000
Total liabilities, redeemable noncontrolling interests and equity	$1,128,731,000	$1,068,327,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
As of March 31, 2020 and December 31, 2019
(Unaudited)

___________

(1)
Such liabilities of Griffin-American Healthcare REIT IV, Inc. as of March 31, 2020 and December 31, 2019 represented liabilities of Griffin-American Healthcare REIT IV Holdings, LP or its consolidated subsidiaries. Griffin-American Healthcare REIT IV Holdings, LP is a variable interest entity, or VIE, and a consolidated subsidiary of Griffin-American Healthcare REIT IV, Inc. The creditors of Griffin-American Healthcare REIT IV Holdings, LP or its consolidated subsidiaries do not have recourse against Griffin-American Healthcare REIT IV, Inc., except for the 2018 Credit Facility, as defined in Note 7, held by Griffin-American Healthcare REIT IV Holdings, LP in the amount of $473,100,000 and $396,800,000 as of March 31, 2020 and December 31, 2019, respectively, which is guaranteed by Griffin-American Healthcare REIT IV, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Real estate revenue	$21,463,000	$15,147,000
Resident fees and services	16,081,000	10,695,000
Total revenues	37,544,000	25,842,000
Expenses:
Rental expenses	5,822,000	3,981,000
Property operating expenses	13,017,000	8,465,000
General and administrative	4,448,000	4,190,000
Acquisition related expenses	9,000	118,000
Depreciation and amortization	12,530,000	16,078,000
Total expenses	35,826,000	32,832,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)	(5,310,000)	(3,585,000)
Loss in fair value of derivative financial instruments	(4,605,000)	(1,978,000)
Income from unconsolidated entity	255,000	126,000
Other income	9,000	69,000
Loss before income taxes	(7,933,000)	(12,358,000)
Income tax expense	—	(3,000)
Net loss	(7,933,000)	(12,361,000)
Less: net loss attributable to noncontrolling interests	167,000	25,000
Net loss attributable to controlling interest	$(7,766,000)	$(12,336,000)
Net loss per Class T and Class I common share attributable to controlling interest — basic and diluted	$(0.10)	$(0.16)
Weighted average number of Class T and Class I common shares outstanding — basic and diluted	80,301,650	75,105,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE — December 31, 2019	79,899,874	$798,000	$719,894,000	$(130,613,000)	$590,079,000	$—	$590,079,000
Offering costs — common stock	—	—	(1,000)	—	(1,000)	—	(1,000)
Issuance of common stock under the DRIP	674,756	7,000	6,430,000	—	6,437,000	—	6,437,000
Amortization of nonvested common stock compensation	—	—	43,000	—	43,000	—	43,000
Contribution from noncontrolling interest	—	—	—	—	—	1,250,000	1,250,000
Fair value adjustment to redeemable noncontrolling interests	—	—	(108,000)	—	(108,000)	—	(108,000)
Distributions declared ($0.15 per share)	—	—	—	(12,019,000)	(12,019,000)	—	(12,019,000)
Net loss	—	—	—	(7,766,000)	(7,766,000)	(84,000)	(7,850,000)	(1)
BALANCE — March 31, 2020	80,574,630	$805,000	$726,258,000	$(150,398,000)	$576,665,000	$1,166,000	$577,831,000

	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE — December 31, 2018	69,254,971	$692,000	$621,759,000	$(64,779,000)	$557,672,000
Issuance of common stock	8,888,046	89,000	88,665,000	—	88,754,000
Offering costs — common stock	—	—	(7,569,000)	—	(7,569,000)
Issuance of common stock under the DRIP	608,279	6,000	5,863,000	—	5,869,000
Amortization of nonvested common stock compensation	—	—	39,000	—	39,000
Repurchase of common stock	(132,683)	(1,000)	(1,269,000)	—	(1,270,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(25,000)	—	(25,000)
Distributions declared ($0.15 per share)	—	—	—	(11,117,000)	(11,117,000)
Net loss	—	—	—	(12,336,000)	(12,336,000)	(1)
BALANCE — March 31, 2019	78,618,613	$786,000	$707,463,000	$(88,232,000)	$620,017,000
___________

(1)
Amount excludes $83,000 and $25,000 of net loss attributable to redeemable noncontrolling interests for the three months ended March 31, 2020 and 2019, respectively. See Note 11, Redeemable Noncontrolling Interests, for a further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,933,000)	$(12,361,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,530,000	16,078,000
Other amortization	692,000	630,000
Deferred rent	(1,142,000)	379,000
Stock based compensation	43,000	39,000
Income from unconsolidated entity	(255,000)	(126,000)
Distributions of earnings from unconsolidated entity	—	16,000
Bad debt expense	—	655,000
Change in fair value of derivative financial instruments	4,605,000	1,978,000
Changes in operating assets and liabilities:
Accounts and other receivables	854,000	(1,335,000)
Other assets	(635,000)	(408,000)
Accounts payable and accrued liabilities	1,552,000	1,107,000
Accounts payable due to affiliates	35,000	41,000
Security deposits, prepaid rent, operating lease and other liabilities	(553,000)	(470,000)
Net cash provided by operating activities	9,793,000	6,223,000
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate investments	(65,531,000)	(18,653,000)
Investment in unconsolidated entity	—	(600,000)
Distributions in excess of earnings from unconsolidated entity	—	346,000
Capital expenditures	(2,766,000)	(1,615,000)
Real estate deposits	—	(400,000)
Pre-acquisition expenses	—	(94,000)
Net cash used in investing activities	(68,297,000)	(21,016,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on mortgage loans payable	(7,869,000)	(129,000)
Borrowings under the line of credit and term loans	80,900,000	50,000,000
Payments on the line of credit and term loans	(4,600,000)	(75,000,000)
Deferred financing costs	(34,000)	(24,000)
Proceeds from issuance of common stock	—	90,477,000
Contribution from noncontrolling interest	1,250,000	—
Contributions from redeemable noncontrolling interest	1,118,000	151,000
Distributions to redeemable noncontrolling interests	(25,000)	—
Repurchase of common stock	—	(1,270,000)
Payment of offering costs	(1,656,000)	(14,038,000)
Security deposits	(1,000)	10,000
Distributions paid	(5,561,000)	(4,706,000)
Net cash provided by financing activities	63,522,000	45,471,000
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5,018,000	30,678,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	15,846,000	14,590,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$20,864,000	$45,268,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

	Three Months Ended March 31,
	2020	2019
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period:
Cash and cash equivalents	$15,290,000	$14,388,000
Restricted cash	556,000	202,000
Cash, cash equivalents and restricted cash	$15,846,000	$14,590,000
End of period:
Cash and cash equivalents	$20,516,000	$45,046,000
Restricted cash	348,000	222,000
Cash, cash equivalents and restricted cash	$20,864,000	$45,268,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$4,586,000	$2,814,000
Income taxes	$5,000	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Investing Activities:
Accrued capital expenditures	$1,902,000	$4,190,000
Accrued pre-acquisition expenses	$—	$193,000
Tenant improvement overage	$—	$177,000
The following represents the increase in certain assets and liabilities in connection with our acquisitions of real estate investments:
Other assets	$196,000	$—
Accounts payable and accrued liabilities	$201,000	$187,000
Security deposits and prepaid rent	$11,000	$254,000
Financing Activities:
Issuance of common stock under the DRIP	$6,437,000	$5,869,000
Distributions declared but not paid	$4,107,000	$4,001,000
Accrued Contingent Advisor Payment	$—	$145,000
Accrued stockholder servicing fee	$10,955,000	$17,691,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended March 31, 2020 and 2019
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
On January 18, 2019, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $100,000,000 of additional shares of our common stock to be issued pursuant to the DRIP, or the 2019 DRIP Offering. The Registration Statement on Form S-3 was automatically effective with the United States Securities and Exchange Commission, or the SEC, upon its filing. We commenced offering shares pursuant to the 2019 DRIP Offering on March 1, 2019, following the termination of our initial offering on February 15, 2019. See Note 12, Equity — Distribution Reinvestment Plan, for a further discussion. We collectively refer to the DRIP portion of our initial offering and the 2019 DRIP Offering as our DRIP Offerings. As of March 31, 2020, a total of $28,046,000 in distributions were reinvested that resulted in 2,934,920 shares of our common stock being issued pursuant to the 2019 DRIP Offering.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We currently operate through four reportable business segments: medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities. As of March 31, 2020, we had completed 46 property acquisitions whereby we owned 89 properties, comprising 94 buildings, or approximately 4,863,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $1,087,588,000. As of March 31, 2020, we also owned a 6.0% interest in a joint venture which owns a portfolio of integrated senior health campuses and ancillary businesses.
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
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of March 31, 2020 and December 31, 2019, we owned greater than a 99.99% general partnership interest therein. Our advisor is a limited partner, and as of March 31, 2020 and December 31, 2019, owned less than a 0.01% noncontrolling limited partnership interest in our operating partnership.
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
In preparing our accompanying condensed consolidated financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2019 Annual Report on Form 10-K, as filed with the SEC on March 19, 2020.
Use of Estimates
The preparation of our accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities, at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, the initial and recurring valuation of certain assets acquired and liabilities assumed through

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

property acquisitions, allowance for credit losses, impairment of long-lived assets and contingencies. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.
Revenue Recognition — Resident Fees and Services Revenue
Disaggregation of Resident Fees and Services Revenue
The following table disaggregates our resident fees and services revenue by line of business, according to whether such revenue is recognized at a point in time or over time:

	Three Months Ended March 31,
	2020			2019
	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Senior housing — RIDEA	$422,000	$15,659,000	$16,081,000	$182,000	$10,513,000	$10,695,000
The following table disaggregates our resident fees and services revenue by payor class:

	Three Months Ended March 31,
	2020	2019
Private and other payors	$14,373,000	$9,087,000
Medicaid	1,708,000	1,608,000
Total resident fees and services	$16,081,000	$10,695,000
Accounts Receivable, Net — Resident Fees and Services
The beginning and ending balances of accounts receivable, net — resident fees and services are as follows:

	Medicaid	Private and Other Payors	Total
Beginning balance — January 1, 2020	$3,154,000	$650,000	$3,804,000
Ending balance — March 31, 2020	2,572,000	852,000	3,424,000
(Decrease)/increase	$(582,000)	$202,000	$(380,000)
Tenant and Resident Receivables and Allowances
On January 1, 2020, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 326, Financial Instruments Credit Losses, or ASC Topic 326. We adopted ASC Topic 326 using the modified retrospective approach whereby the cumulative effect of adoption was recognized on the adoption date and prior periods were not restated. There was no net cumulative effect adjustment to retained earnings as of January 1, 2020.
Resident receivables are carried net of an allowance for credit losses. An allowance is maintained for estimated losses resulting from the inability of residents and payors to meet the contractual obligations under their lease or service agreements. Substantially all of such allowances are recorded as direct reductions of resident fees and services revenue as contractual adjustments provided to third-party payors or implicit price concessions in our accompanying condensed consolidated statements of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the residents’ financial condition, security deposits, cash collection patterns by payor and by state, current economic conditions, future expectations in estimating credit losses and other relevant factors. Tenant receivables and unbilled deferred rent receivables are recognized as direct reductions of real estate revenue in our accompanying condensed consolidated statements of operations.
As of March 31, 2020 and December 31, 2019, we had $1,033,000 and $902,000, respectively, in allowances, which was determined necessary to reduce receivables by our expected future credit losses. For the three months ended March 31, 2020 and 2019, we increased allowances by $213,000 and $1,187,000, respectively, and reduced allowances for collections or adjustments by $43,000 and $10,000, respectively. For the three months ended March 31, 2020 and 2019, $39,000 and $13,000, respectively, of our receivables were written off against the related allowances.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Recently Issued Accounting Pronouncement
In March 2020, the FASB issued Accounting Standards Update, or ASU, 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, or ASU 2020-04, which provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. ASU 2020-04 is effective for fiscal years and interim periods beginning after March 12, 2020 through December 31, 2022. We are currently evaluating this guidance to determine the impact on our disclosures.
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Building and improvements	$887,498,000	$836,091,000
Land	110,998,000	103,371,000
Furniture, fixtures and equipment	7,857,000	6,656,000
	1,006,353,000	946,118,000
Less: accumulated depreciation	(58,805,000)	(51,058,000)
Total	$947,548,000	$895,060,000

Depreciation expense for the three months ended March 31, 2020 and 2019 was $7,839,000 and $6,960,000, respectively. In addition to the property acquisitions discussed below, for the three months ended March 31, 2020, we incurred capital expenditures of $1,151,000 for our medical office buildings, $532,000 for our skilled nursing facilities and $405,000 for our senior housing — RIDEA facilities. We did not incur any capital expenditures for our senior housing facilities for the three months ended March 31, 2020.
Acquisitions in 2020
For the three months ended March 31, 2020, using cash on hand and debt financing, we completed the acquisition of seven buildings from unaffiliated third parties. The following is a summary of our property acquisitions for the three months ended March 31, 2020:

Acquisition	Location	Type	Date Acquired	Contract Purchase Price	Line of Credit(1)	Total Acquisition Fee(2)
Catalina West Haven ALF(3)	West Haven, UT	Senior Housing — RIDEA	01/01/20	$12,799,000	$12,700,000	$278,000
Louisiana Senior Housing Portfolio(4)	Gonzales, Monroe, New Iberia, Shreveport and Slidell, LA	Senior Housing — RIDEA	01/03/20	34,000,000	32,700,000	737,000
Catalina Madera ALF(3)	Madera, CA	Senior Housing — RIDEA	01/31/20	17,900,000	17,300,000	389,000
Total				$64,699,000	$62,700,000	$1,404,000
___________

(1)	Represents a borrowing under the 2018 Credit Facility, as defined in Note 7, Line of Credit and Term Loans, at the time of acquisition.

(2)
Our advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, a base acquisition fee, as defined in Note 13, Related Party Transactions — Acquisition and Development Stage — Acquisition Fee, of 2.25% of the contract purchase price paid by us.

(3)
On January 1, 2020 and January 31, 2020, we completed the acquisitions of Catalina West Haven ALF and Catalina Madera ALF, respectively, pursuant to a joint venture with an affiliate of Avalon Health Care, Inc., or Avalon, an unaffiliated third party. Our ownership of the joint venture is approximately 90.0%.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

(4)
On January 3, 2020, we completed the acquisition of Louisiana Senior Housing Portfolio pursuant to a joint venture with an affiliate of Senior Solutions Management Group, or SSMG, an unaffiliated third party. Our ownership of the joint venture is approximately 90.0%.

We accounted for our property acquisitions completed for the three months ended March 31, 2020 as asset acquisitions. We incurred and capitalized base acquisition fees and direct acquisition related expenses of $2,510,000. The following table summarizes the purchase price of the assets acquired at the time of acquisition from our property acquisitions in 2020 based on their relative fair values:

2020 Acquisitions
Building and improvements	$49,758,000
Land	7,627,000
In-place leases	8,970,000
Furniture, fixtures and equipment	854,000
Total assets acquired	$67,209,000
4. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Amortized intangible assets:
In-place leases, net of accumulated amortization of $21,851,000 and $18,273,000 as of March 31, 2020 and December 31, 2019, respectively (with a weighted average remaining life of 8.5 years and 9.5 years as of March 31, 2020 and December 31, 2019, respectively)	$74,975,000	$70,650,000
Above-market leases, net of accumulated amortization of $719,000 and $609,000 as of March 31, 2020 and December 31, 2019, respectively (with a weighted average remaining life of 9.4 years and 9.5 years as of March 31, 2020 and December 31, 2019, respectively)	2,915,000	3,025,000
Unamortized intangible assets:
Certificates of need	348,000	348,000
Total	$78,238,000	$74,023,000
Amortization expense on identified intangible assets for the three months ended March 31, 2020 and 2019 was $4,756,000 and $9,142,000, respectively, which included $110,000 and $47,000, respectively, of amortization recorded against real estate revenue for above-market leases in our accompanying condensed consolidated statements of operations.
The aggregate weighted average remaining life of the identified intangible assets was 8.5 years and 9.5 years as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, estimated amortization expense on the identified intangible assets for the nine months ending December 31, 2020 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2020	$13,992,000
2021	12,006,000
2022	8,674,000
2023	7,410,000
2024	6,162,000
Thereafter	29,646,000
Total	$77,890,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

5. Other Assets, Net
Other assets, net consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Investment in unconsolidated entity	$47,271,000	$47,016,000
Deferred rent receivables	9,160,000	8,018,000
Deferred financing costs, net of accumulated amortization of $1,986,000 and $1,517,000 as of March 31, 2020 and December 31, 2019, respectively(1)	3,134,000	3,583,000
Prepaid expenses and deposits	2,684,000	2,380,000
Lease commissions, net of accumulated amortization of $219,000 and $174,000 as of March 31, 2020 and December 31, 2019, respectively	1,854,000	1,623,000
Total	$64,103,000	$62,620,000
___________

(1)	Deferred financing costs only include costs related to our line of credit and term loans. See Note 7, Line of Credit and Term Loans, for a further discussion.
Amortization expense on deferred financing costs of our line of credit and term loans for the three months ended March 31, 2020 and 2019 was $469,000 and $560,000, respectively, which is recorded to interest expense in our accompanying condensed consolidated statements of operations. Amortization expense on lease commissions for the three months ended March 31, 2020 and 2019 was $45,000 and $23,000, respectively.
As of March 31, 2020 and December 31, 2019, the unamortized basis difference of our joint venture investment in an unconsolidated entity of $17,133,000 and $17,248,000, respectively, is primarily attributable to the difference between the amount for which we purchased our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the entity. This difference is being amortized over the remaining useful life of the related assets and included in income or loss from unconsolidated entity in our accompanying condensed consolidated statements of operations.
6. Mortgage Loans Payable, Net
As of March 31, 2020 and December 31, 2019, mortgage loans payable were $19,229,000 ($18,233,000, net of discount/premium and deferred financing costs) and $27,099,000 ($26,070,000, net of discount/premium and deferred financing costs), respectively. As of March 31, 2020, we had three fixed-rate mortgage loans with interest rates ranging from 3.67% to 5.25% per annum, maturity dates ranging from April 1, 2025 to February 1, 2051 and a weighted average effective interest rate of 3.94%. As of December 31, 2019, we had four fixed-rate mortgage loans with interest rates ranging from 3.67% to 5.25% per annum, maturity dates ranging from April 1, 2020 to February 1, 2051 and a weighted average effective interest rate of 4.18%.
In January 2020, we paid off a mortgage loan payable with a principal balance of $7,738,000, which had an original maturity date of April 1, 2020. We did not incur any prepayment penalties or fees in connection with such payoff. The following table reflects the changes in the carrying amount of mortgage loans payable, net for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Beginning balance	$26,070,000	$16,892,000
Additions:
Amortization of deferred financing costs	20,000	20,000
Amortization of discount/premium on mortgage loans payable	12,000	6,000
Deductions:
Scheduled principal payments on mortgage loans payable	(7,869,000)	(129,000)
Ending balance	$18,233,000	$16,789,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of March 31, 2020, the principal payments due on our mortgage loans payable for the nine months ending December 31, 2020 and for each of the next four years ending December 31 and thereafter were as follows:

Year	Amount
2020	$448,000
2021	622,000
2022	651,000
2023	680,000
2024	711,000
Thereafter	16,117,000
Total	$19,229,000
7. Line of Credit and Term Loans
On November 20, 2018, we, through our operating partnership as borrower, and certain of our subsidiaries, or the subsidiary guarantors, and us, collectively as guarantors, entered into a credit agreement, or the 2018 Credit Agreement, with Bank of America, N.A., or Bank of America, as administrative agent, swing line lender and letters of credit issuer; KeyBank, National Association, or KeyBank, as syndication agent and letters of credit issuer; Citizens Bank, National Association, as syndication agent, joint lead arranger and joint bookrunner; Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint bookrunner; KeyBanc Capital Markets, as joint lead arranger and joint bookrunner; and the lenders named therein, to obtain a credit facility with an initial aggregate maximum principal amount of $400,000,000, or the 2018 Credit Facility. The 2018 Credit Facility initially consisted of a senior unsecured revolving credit facility in the initial aggregate amount of $150,000,000 and senior unsecured term loan facilities in the initial aggregate amount of $250,000,000. We may obtain up to $20,000,000 in the form of standby letters of credit and up to $50,000,000 in the form of swing line loans. On November 1, 2019, we entered into an amendment to the 2018 Credit Agreement, or the 2019 Amendment, with Bank of America, KeyBank and a syndicate of other banks, as lenders, which increased the term loan commitment by $45,000,000 and increased the revolving credit facility by $85,000,000. As a result of the 2019 Amendment, the aggregate borrowing capacity under the 2018 Credit Facility was $530,000,000. Except as modified by the 2019 Amendment, the material terms of the 2018 Credit Agreement, as amended, remain in full force and effect.
The maximum principal amount of the 2018 Credit Facility may be increased by up to $120,000,000, for a total principal amount of $650,000,000, subject to: (i) the terms of the 2018 Credit Agreement, as amended; and (ii) at least five business days prior written notice to Bank of America. The 2018 Credit Facility matures on November 19, 2021 and may be extended for one 12-month period during the term of the 2018 Credit Agreement, as amended, subject to satisfaction of certain conditions, including payment of an extension fee.
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
As of both March 31, 2020 and December 31, 2019, our aggregate borrowing capacity under the 2018 Credit Facility was $530,000,000. As of March 31, 2020 and December 31, 2019, borrowings outstanding totaled $473,100,000 and $396,800,000, respectively, and the weighted average interest rate on such borrowings outstanding was 2.72% and 3.50%, respectively, per annum. In April 2020, we borrowed all of the remaining availability on the 2018 Credit Facility as a precautionary measure to strengthen our liquidity and preserve financial flexibility in response to the coronavirus, or COVID-19, pandemic. See Note 10, Commitments and Contingencies, for a further discussion of the impact of the COVID-19 pandemic on our financial performance and business operations.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

8. Derivative Financial Instruments
We record derivative financial instruments in our accompanying condensed consolidated balance sheets as either an asset or a liability measured at fair value. The following table lists the derivative financial instruments held by us as of March 31, 2020 and December 31, 2019, which are included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets:

					Fair Value
Instrument	Notional Amount	Index	Interest Rate	Maturity Date	March 31, 2020	December 31, 2019
Swap	$139,500,000	one month LIBOR	2.49%	11/19/21	$(5,012,000)	$(2,441,000)
Swap	58,800,000	one month LIBOR	2.49%	11/19/21	(2,112,000)	(1,029,000)
Swap	36,700,000	one month LIBOR	2.49%	11/19/21	(1,318,000)	(642,000)
Swap	15,000,000	one month LIBOR	2.53%	11/19/21	(548,000)	(273,000)
	$250,000,000				$(8,990,000)	$(4,385,000)
As of both March 31, 2020 and December 31, 2019, none of our derivative financial instruments were designated as hedges. For the three months ended March 31, 2020 and 2019, we recorded $4,605,000 and $1,978,000, respectively, as an increase to interest expense in our accompanying condensed consolidated statements of operations related to the change in the fair value of our derivative financial instruments.
See Note 14, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments.
9. Identified Intangible Liabilities, Net
As of March 31, 2020 and December 31, 2019, identified intangible liabilities, net consisted of below-market leases of $1,509,000 and $1,601,000, respectively, net of accumulated amortization of $473,000 and $702,000, respectively. Amortization expense on below-market leases for the three months ended March 31, 2020 and 2019 was $92,000 and $102,000, respectively, which was recorded to real estate revenue in our accompanying condensed consolidated statements of operations.
The weighted average remaining life of below-market leases was 11.5 years and 11.3 years as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, estimated amortization expense on below-market leases for the nine months ending December 31, 2020 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2020	$207,000
2021	243,000
2022	217,000
2023	207,000
2024	161,000
Thereafter	474,000
Total	$1,509,000
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
Impact of the COVID-19 Pandemic
The COVID-19 pandemic is dramatically impacting the United States and has resulted in an aggressive worldwide effort to contain the spread of the virus. These efforts have significantly and adversely disrupted economic markets and impacted commercial activity worldwide, including markets in which we own and/or operate properties, and the prolonged economic impact is uncertain. Considerable uncertainty still surrounds the COVID-19 pandemic and its effects on the population, as well as the effectiveness of any responses taken on a national and local level by government authorities and businesses. In addition, the rapidly evolving nature of the COVID-19 pandemic makes it difficult to ascertain the long-term impact it will have on real estate markets and our portfolio of investments. We are continuously monitoring the impact of the COVID-19 pandemic on our business, residents, tenants, operating partners, managers, portfolio of investments and on the United States and global economies. While the results of our current analyses did not result in any material adjustments to our condensed consolidated financial statements as of and during the three months ended March 31, 2020, the prolonged duration and impact of the COVID-19 pandemic could materially disrupt our business operations and impact our financial performance.
11. Redeemable Noncontrolling Interests
As of both March 31, 2020 and December 31, 2019, our advisor owned all of the 208 limited partnership units outstanding in our operating partnership. As of both March 31, 2020 and December 31, 2019, we owned greater than a 99.99% general partnership interest in our operating partnership, and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. Our advisor is entitled to special redemption rights of its limited partnership units. The noncontrolling interest of our advisor in our operating partnership, which has redemption features outside of our control, is accounted for as a redeemable noncontrolling interest and is presented outside of permanent equity in our accompanying condensed consolidated balance sheets. See Note 13, Related Party Transactions — Liquidity Stage — Subordinated Participation Interest — Subordinated Distribution Upon Listing, and Note 13, Related Party Transactions — Subordinated Distribution Upon Termination, for a further discussion of the redemption features of the limited partnership units.
In connection with our acquisitions of Central Florida Senior Housing Portfolio, Pinnacle Beaumont ALF and Pinnacle Warrenton ALF, we own approximately 98.0% of the joint ventures with an affiliate of Meridian Senior Living, LLC, or Meridian. In connection with our acquisitions of Catalina West Haven ALF and Catalina Madera ALF, we own approximately 90.0% of the joint venture with Avalon. The noncontrolling interests held by Meridian and Avalon have redemption features outside of our control and are accounted for as redeemable noncontrolling interests in our accompanying condensed consolidated balance sheets.
We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions; or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the three months ended March 31, 2020 and 2019:

	March 31,
	2020	2019
Beginning balance	$1,462,000	$1,371,000
Additions	1,118,000	151,000
Distributions	(25,000)	—
Fair value adjustment to redemption value	108,000	25,000
Net loss attributable to redeemable noncontrolling interests	(83,000)	(25,000)
Ending balance	$2,580,000	$1,522,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

12. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of both March 31, 2020 and December 31, 2019, no shares of our preferred stock were issued and outstanding.
Common Stock
Our charter authorizes us to issue 1,000,000,000 shares of our common stock, par value $0.01 per share, whereby 900,000,000 shares are classified as Class T common stock and 100,000,000 shares are classified as Class I common stock. Each share of our common stock, regardless of class, will be entitled to one vote per share on matters presented to the common stockholders for approval; provided, however, that stockholders of one share class shall have exclusive voting rights on any amendment to our charter that would alter only the contract rights of that share class, and no stockholders of another share class shall be entitled to vote thereon. On February 6, 2015, our advisor acquired shares of our Class T common stock for total cash consideration of $200,000 and was admitted as our initial stockholder. We used the proceeds from the sale of shares of our Class T common stock to our advisor to make an initial capital contribution to our operating partnership. As of both March 31, 2020 and December 31 2019, our advisor owned 20,833 shares of our Class T common stock. On February 15, 2019, we terminated our initial offering. We continue to offer shares of our common stock pursuant to the 2019 DRIP Offering. See the “Distribution Reinvestment Plan” section below for a further discussion.
Through March 31, 2020, we had issued 75,639,681 aggregate shares of our Class T and Class I common stock in connection with the primary portion of our initial offering and 6,188,455 aggregate shares of our Class T and Class I common stock pursuant to our DRIP Offerings. We also granted an aggregate of 82,500 shares of our restricted Class T common stock to our independent directors and repurchased 1,356,839 shares of our common stock under our share repurchase plan through March 31, 2020. As of March 31, 2020 and December 31, 2019, we had 80,574,630 and 79,899,874 aggregate shares of our Class T and Class I common stock, respectively, issued and outstanding.
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
Since April 6, 2018, our board has approved and established an estimated per share net asset value, or NAV, on at least an annual basis. Commencing with the distribution payment to stockholders paid in the month following such board approval, shares of our common stock issued pursuant the DRIP were or will be issued at the current estimated per share NAV until such time as our board determines an updated estimated per share NAV. The following is a summary of our historical and current estimated per share NAV of our Class T and Class I common stock:

Approval Date by our Board	Established Per Share NAV (Unaudited)
04/06/18	$9.65
04/04/19	$9.54
04/04/20	$9.54

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

For the three months ended March 31, 2020 and 2019, $6,437,000 and $5,869,000, respectively, in distributions were reinvested and 674,756 and 608,279 shares of our common stock, respectively, were issued pursuant to our DRIP Offerings. As of March 31, 2020 and December 31, 2019, a total of $59,067,000 and $52,630,000, respectively, in distributions were reinvested that resulted in 6,188,455 and 5,513,699 shares of our common stock, respectively, being issued pursuant to our DRIP Offerings.
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
All repurchases of our shares of common stock are subject to a one-year holding period, except for repurchases made in connection with a stockholder’s death or “qualifying disability,” as defined in our share repurchase plan. Further, all share repurchases are repurchased following a one-year holding period at a price between 92.5% to 100% of each stockholder’s repurchase amount depending on the period of time their shares have been held. During our initial offering and with respect to shares repurchased for the quarter ending March 31, 2019, the repurchase amount for shares repurchased under our share repurchase plan was equal to the lesser of (i) the amount per share that a stockholder paid for their shares of our common stock, or (ii) the per share offering price in our initial offering. Commencing with shares repurchased for the quarter ending June 30, 2019, the repurchase amount for shares repurchased under our share repurchase plan is the lesser of (i) the amount per share the stockholder paid for their shares of our common stock, or (ii) the most recent estimated value of one share of the applicable class of common stock as determined by our board. See the “Distribution Reinvestment Plan” section above for a summary of our historical and current estimated per share NAV. However, if shares of our common stock are repurchased in connection with a stockholder’s death or qualifying disability, the repurchase price will be no less than 100% of the price paid to acquire the shares of our common stock from us. Furthermore, our share repurchase plan provides that if there are insufficient funds to honor all repurchase requests, pending requests will be honored among all requests for repurchase in any given repurchase period, as follows: first, pro rata as to repurchases sought upon a stockholder’s death; next, pro rata as to repurchases sought by stockholders with a qualifying disability; and, finally, pro rata as to other repurchase requests.
Due to the impact the COVID-19 pandemic has had on the United States and globally, and the uncertainty of the severity and duration of the COVID-19 pandemic and its effects, our board decided to take steps to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects by partially suspending our share repurchase plan. As a result, effective with respect to share repurchase requests submitted for repurchase during the second quarter 2020, on March 31, 2020, our board suspended our share repurchase plan with respect to all repurchase requests other than repurchases resulting from the death or qualifying disability of stockholders. Repurchase requests resulting from the death or qualifying disability of stockholders are not suspended, but shall remain subject to all terms and conditions of our share repurchase plan, including our board’s discretion to determine whether we have sufficient funds available to repurchase any shares. Our board shall determine if and when it is in the best interest of our company and stockholders to reinstate our share repurchase plan for additional stockholders.
For the three months ended March 31, 2020, we did not repurchase any shares. For the three months ended March 31, 2019, we repurchased 132,683 shares of our common stock, for an aggregate of $1,270,000, at an average repurchase price of $9.58 per share. As of both March 31, 2020 and December 31, 2019, we repurchased 1,356,839 shares of our common stock for an aggregate of $12,656,000, at an average repurchase price of $9.33 per share. In April 2020, we repurchased 506,560 shares of our common stock, under our share repurchase plan, for an aggregate of $4,643,000, at an average repurchase price of $9.17 per share. All shares were repurchased using the cumulative proceeds we received from the sale of shares of our common stock pursuant to our DRIP Offerings.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

2015 Incentive Plan
We adopted the 2015 Incentive Plan, or our incentive plan, pursuant to which our board, or a committee of our independent directors, may make grants of options, restricted shares of common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 4,000,000 shares. For the three months ended March 31, 2020 and 2019, we did not issue any shares of our restricted common stock pursuant to our incentive plan and none of the previously issued shares of our restricted common stock were vested. For the three months ended March 31, 2020 and 2019, we recognized stock compensation expense of $43,000 and $39,000 respectively, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
Offering Costs
Selling Commissions
Through the termination of our initial offering on February 15, 2019, we generally paid our dealer manager selling commissions of up to 3.0% of the gross offering proceeds from the sale of Class T shares of our common stock pursuant to the primary portion of our initial offering. No selling commissions were payable on Class I shares or shares of our common stock sold pursuant to our DRIP Offerings. Following the termination of our initial offering, we no longer incur additional selling commissions. For the three months ended March 31, 2019, we incurred $2,242,000 in selling commissions to our dealer manager. Such commissions were charged to stockholders’ equity as such amounts were paid to our dealer manager from the gross proceeds of our initial offering.
Dealer Manager Fee
Through the termination of our initial offering on February 15, 2019, with respect to shares of our Class T common stock, our dealer manager generally received a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of Class T shares of our common stock pursuant to our initial offering, of which 1.0% of the gross offering proceeds was funded by us and up to an amount equal to 2.0% of the gross offering proceeds was funded by our advisor. With respect to shares of our Class I common stock, prior to March 1, 2017, our dealer manager generally received a dealer manager fee up to 3.0% of the gross offering proceeds from the sale of Class I shares of our common stock pursuant to the primary portion of our initial offering, of which 1.0% of the gross offering proceeds was funded by us and an amount equal to 2.0% of the gross offering proceeds was funded by our advisor. Effective March 1, 2017 and through the termination of our initial offering on February 15, 2019, our dealer manager generally received a dealer manager fee up to an amount equal to 1.5% of the gross offering proceeds from the sale of Class I shares pursuant the primary portion of our initial offering, all of which was funded by our advisor. No dealer manager fee was payable on shares of our common stock sold pursuant to our DRIP Offerings.
Following the termination of our initial offering, we no longer incur additional dealer manager fees. For the three months ended March 31, 2019, we incurred $759,000 in dealer manager fees to our dealer manager. Such fees were charged to stockholders’ equity as such amounts were paid to our dealer manager or its affiliates from the gross proceeds of our initial offering. See Note 13, Related Party Transactions — Offering Stage — Dealer Manager Fee, for a further discussion of the dealer manager fee funded by our advisor.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Following the termination of our initial offering on February 15, 2019, we no longer incur additional stockholder servicing fees. For the three months ended March 31, 2019, we incurred $2,717,000 in stockholder servicing fees to our dealer manager. As of March 31, 2020 and December 31, 2019, we accrued $10,955,000 and $12,610,000, respectively, in connection with the stockholder servicing fee payable, which is included in accounts payable and accrued liabilities with a corresponding offset to stockholders’ equity in our accompanying condensed consolidated balance sheets.
Noncontrolling Interest
In connection with our acquisition of Louisiana Senior Housing Portfolio, we consolidated and owned approximately 90.0% of our joint venture with SSMG as of March 31, 2020. As such, 10.0% of the net earnings of the joint venture were allocated to noncontrolling interests in our accompanying condensed consolidated statements of operations for the three months ended March 31, 2020, and the carrying amount of such noncontrolling interest is presented in total equity in our accompanying condensed consolidated balance sheets as of March 31, 2020. We did not have any noncontrolling interest in total equity for the three months ended March 31, 2019.
13. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and one of our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings; however, we are not affiliated with Griffin Capital, our dealer manager, Colony Capital or Mr. Flaherty. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. Our board, including a majority of our independent directors, has reviewed the material transactions between our affiliates and us during the three months ended March 31, 2020. Set forth below is a description of the transactions with affiliates. We believe that we have executed all of the transactions set forth below on terms that are fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties. For the three months ended March 31, 2020 and 2019, we incurred $4,284,000 and $4,417,000, respectively, in fees and expenses to our affiliates as detailed below.
Offering Stage
Dealer Manager Fee
Through the termination of our initial offering on February 15, 2019, with respect to shares of our Class T common stock, our dealer manager generally received a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of Class T shares of our common stock pursuant to the primary portion of our initial offering, of which 1.0% of the gross offering proceeds was funded by us and up to an amount equal to 2.0% of the gross offering proceeds was funded by our advisor. With respect to shares of our Class I common stock, prior to March 1, 2017, our dealer manager generally received a dealer manager fee up to 3.0% of the gross offering proceeds from the sale of Class I shares of our common stock pursuant to the primary portion of our initial offering, of which 1.0% of the gross offering proceeds was funded by us and an amount equal to 2.0% of the gross offering proceeds was funded by our advisor. Effective March 1, 2017 and through the termination of our initial offering on February 15, 2019, our dealer manager generally received a dealer manager fee up to an amount equal to 1.5% of the gross offering proceeds from the sale of Class I shares pursuant to the primary portion of our initial offering, all of which was funded by our advisor. No dealer manager fee was payable on shares of our common stock sold pursuant to our DRIP Offerings. Our advisor recouped the portion of the dealer manager fee it funded through the receipt of the Contingent Advisor Payment from us, as described below, through the payment of acquisition fees.
Following the termination of our initial offering, we no longer incur additional dealer manager fees. For the three months ended March 31, 2019, we incurred $1,687,000 payable to our advisor as part of the Contingent Advisor Payment in connection with the dealer manager fee that our advisor had incurred. Such fee was charged to stockholders’ equity as incurred with a corresponding offset to accounts payable due to affiliates in our accompanying condensed consolidated balance sheets. See Note 12, Equity — Offering Costs — Dealer Manager Fee, for a further discussion of the dealer manager fee funded by us.
Other Organizational and Offering Expenses
Through the termination of our initial offering on February 15, 2019, we incurred other organizational and offering expenses in connection with the primary portion of our initial offering (other than selling commissions, the dealer manager fee and the stockholder servicing fee) were funded by our advisor. Our advisor recouped such expenses it funded through the

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

receipt of the Contingent Advisor Payment from us, as described below, through the payment of acquisition fees. No other organizational and offering expenses were paid with respect to shares of our common stock sold pursuant to our DRIP Offerings.
Following the termination of our initial offering, we no longer incur additional other organizational and offering expenses. For the three months ended March 31, 2019, we incurred $112,000 payable to our advisor as part of the Contingent Advisor Payment in connection with the other organizational and offering expenses that our advisor had incurred. Such expenses were charged to stockholders’ equity as incurred with a corresponding offset to accounts payable due to affiliates in our accompanying condensed consolidated balance sheets.
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
The base acquisition fee in connection with the acquisition of real estate investments accounted for as business combinations is expensed as incurred and included in acquisition related expenses in our accompanying condensed consolidated statements of operations. The base acquisition fee in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments is capitalized as part of the associated investment in our accompanying condensed consolidated balance sheets. For the three months ended March 31, 2020 and 2019, we paid base acquisition fees of $1,406,000 and $398,000, respectively, to our advisor. As of both March 31, 2020 and December 31, 2019, we have paid $20,982,000 in Contingent Advisor Payments to our advisor and do not have any amounts outstanding due to our advisor. For a further discussion of amounts paid in connection with the Contingent Advisor Payment, see “Dealer Manager Fee” and “Other Organizational and Offering Expenses,” above.
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
For the three months ended March 31, 2020 and 2019, we incurred development fees of $0 and $13,000, respectively, to our advisor, which was expensed as incurred and included in acquisition related expenses in our accompanying condensed consolidated statements of operations.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Reimbursement of Acquisition Expenses
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets, which are reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees, total development costs and real estate commissions paid to unaffiliated third parties will not exceed, in the aggregate, 6.0% of the contract purchase price of the property or real estate-related investments, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction. For the three months ended March 31, 2020 and 2019, such fees and expenses paid did not exceed 6.0% of the contract purchase price of our property acquisitions, except with respect to our acquisitions of Pinnacle Warrenton ALF, Glendale MOB, Missouri SNF Portfolio and Flemington MOB Portfolio, which excess fees and expenses were approved by our directors as set forth above.
Reimbursements of acquisition expenses in connection with the acquisition of real estate investments accounted for as business combinations are expensed as incurred and included in acquisition related expenses in our accompanying condensed consolidated statements of operations. Reimbursements of acquisition expenses in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments are capitalized as part of the associated investment in our accompanying condensed consolidated balance sheets. For the three months ended March 31, 2020 and 2019, we incurred $1,000 and $0, respectively, in acquisition expenses to our advisor or its affiliates.
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
For the three months ended March 31, 2020 and 2019, we incurred $2,411,000 and $1,889,000, respectively, in asset management fees to our advisor, which are included in general and administrative in our accompanying condensed consolidated statements of operations.
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
Property management fees are included in property operating expenses and rental expenses in our accompanying condensed consolidated statements of operations. For the three months ended March 31, 2020 and 2019, we incurred property management fees of $349,000 and $260,000, respectively, to American Healthcare Investors.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Lease fees are capitalized as lease commissions, which are included in other assets, net in our accompanying condensed consolidated balance sheets, and amortized over the term of the lease. For the three months ended March 31, 2020 and 2019, we incurred lease fees of $51,000 and $10,000, respectively.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, we pay our advisor or its affiliates a construction management fee of up to 5.0% of the cost of such improvements. Construction management fees are capitalized as part of the associated asset and included in real estate investments, net in our accompanying condensed consolidated balance sheets or are expensed and included in our accompanying condensed consolidated statements of operations, as applicable. For the three months ended March 31, 2020 and 2019, we incurred construction management fees of $23,000 and $7,000, respectively.
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
The following table reflects our operating expenses as a percentage of average invested assets and as a percentage of net income for the 12 month periods then ended:

	12 months ended March 31,
	2020	2019
Operating expenses as a percentage of average invested assets	1.2%	1.3%
Operating expenses as a percentage of net income	37.8%	33.3%
For the 12 months ended March 31, 2020 and 2019, our operating expenses did not exceed the aforementioned limitations as 2.0% of our average invested assets was greater than 25.0% of our net income. For the three months ended March 31, 2020 and 2019, our advisor incurred operating expenses on our behalf of $43,000 and $41,000, respectively. Operating expenses are generally included in general and administrative in our accompanying condensed consolidated statements of operations.
Compensation for Additional Services
We pay our advisor and its affiliates for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated parties for similar services. For the three months ended March 31, 2020 and 2019, our advisor and its affiliates were not compensated for any additional services.
Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, we pay our advisor or its affiliates a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the three months ended March 31, 2020 and 2019, we did not incur any disposition fees to our advisor or its affiliates.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, we will pay our advisor a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the remaining net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of: (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan); plus (ii) an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three months ended March 31, 2020 and 2019, we did not pay any such distributions to our advisor.
Subordinated Distribution Upon Listing
Upon the listing of shares of our common stock on a national securities exchange, in redemption of our advisor’s limited partnership units, we will pay our advisor a distribution equal to 15.0% of the amount by which: (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash equal to an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing, among other factors. For the three months ended March 31, 2020 and 2019, we did not pay any such distributions to our advisor.
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
As of March 31, 2020 and December 31, 2019, we did not have any liability related to the subordinated distribution upon termination.
Stock Purchase Plans
On December 31, 2017, our Chief Executive Officer and Chairman of the Board of Directors, Jeffrey T. Hanson, our President and Chief Operating Officer, Danny Prosky, and our Executive Vice President and General Counsel, Mathieu B. Streiff, each executed stock purchase plans, or the 2018 Stock Purchase Plans, whereby they each irrevocably agreed to invest 100% of their net after-tax base salary and cash bonus compensation earned as employees of American Healthcare Investors directly into our company by purchasing shares of our Class I common stock. In addition, on December 31, 2017, four Executive Vice Presidents of American Healthcare Investors, including our Executive Vice President of Acquisitions, Stefan K.L. Oh, our Chief Financial Officer, Brian S. Peay, as well as Wendie Newman and Christopher M. Belford, both of whom are our Vice Presidents of Asset Management, each executed similar 2018 Stock Purchase Plans whereby they each irrevocably agreed to invest a portion of their net after-tax base salary or a portion of their net after-tax base salary and cash bonus compensation, ranging from 5.0% to 15.0%, earned on or after January 1, 2018 as employees of American Healthcare Investors directly into shares of our Class I common stock. The 2018 Stock Purchase Plans terminated on December 31, 2018.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Purchases of shares of our Class I common stock pursuant to the 2018 Stock Purchase Plans commenced beginning with the first regularly scheduled payroll payment on January 22, 2018, and concluded with the regularly scheduled payroll payment on January 7, 2019. The shares of Class I common stock were purchased pursuant to the 2018 Stock Purchase Plans at a per share purchase price equal to the per share purchase price of our Class I common stock, which was $9.65 per share effective as of April 11, 2018. No selling commissions, dealer manager fees (including the portion of such dealer manager fees funded by our advisor) or stockholder servicing fees were paid with respect to such sales of our Class I common stock pursuant to the 2018 Stock Purchase Plans.
For the three months ended March 31, 2019, our officers invested the following amounts and we issued the following shares of our Class I common stock pursuant to the 2018 Stock Purchase Plans:

		Three Months Ended March 31, 2019
Officer’s Name	Title	Amount	Shares
Jeffrey T. Hanson	Chief Executive Officer and Chairman of the Board of Directors	$10,000	995
Danny Prosky	President and Chief Operating Officer	11,000	1,103
Mathieu B. Streiff	Executive Vice President and General Counsel	10,000	999
Brian S. Peay	Chief Financial Officer	1,000	88
Stefan K.L. Oh	Executive Vice President of Acquisitions	1,000	127
Christopher M. Belford	Vice President of Asset Management	1,000	102
Wendie Newman	Vice President of Asset Management	1,000	34
Total		$35,000	3,448
Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of March 31, 2020 and December 31, 2019:

Fee	March 31, 2020	December 31, 2019
Asset management fees	$812,000	$768,000
Property management fees	138,000	145,000
Construction management fees	42,000	65,000
Operating expenses	15,000	12,000
Lease commissions	1,000	21,000
Acquisition and development fees	—	5,000
Total	$1,008,000	$1,016,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

14. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivative financial instruments	$—	$8,990,000	$—	$8,990,000
The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivative financial instruments	$—	$4,385,000	$—	$4,385,000
There were no transfers into or out of fair value measurement levels during the three months ended March 31, 2020 and 2019.

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
Although we have determined that the majority of the inputs used to value our derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of March 31, 2020, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The fair value of our mortgage loans payable and the 2018 Credit Facility is estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that our mortgage loans payable and the 2018 Credit Facility are classified in Level 2 within the fair value hierarchy as reliance is placed on inputs other than quoted prices that are observable, such as interest rates and yield curves. The carrying amounts and estimated fair values of such financial instruments as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020		December 31, 2019
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Financial Liabilities:
Mortgage loans payable	$18,233,000	$20,807,000	$26,070,000	$26,677,000
Line of credit and term loans	$469,966,000	$462,391,000	$393,217,000	$396,891,000
___________

(1)	Carrying amount is net of any discount/premium and deferred financing costs.
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
The components of income tax expense for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Federal deferred	$(271,000)	$(277,000)
State deferred	(93,000)	(73,000)
State current	—	3,000
Valuation allowance	364,000	350,000
Total income tax expense	$—	$3,000
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
We recognize the financial statement effects of an uncertain tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of both March 31, 2020 and December 31, 2019, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of both March 31, 2020 and December 31, 2019, our valuation allowance fully reserves the net deferred tax asset due to inherent uncertainty of future income. We will continue to monitor

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.
16. Leases
Lessor
We have operating leases with tenants that expire at various dates through 2040. For the three months ended March 31, 2020 and 2019, we recognized $21,463,000 and $15,147,000 of real estate revenue, respectively, related to operating lease payments, of which $4,455,000 and $3,025,000, respectively, was for variable lease payments. As of March 31, 2020, the following table sets forth the undiscounted cash flows for future minimum base rents due under operating leases for the nine months ended December 31, 2020 and for each of the next four years ending December 31 and thereafter for the properties that we wholly own:

Year	Amount
2020	$47,455,000
2021	62,215,000
2022	59,332,000
2023	54,702,000
2024	49,239,000
Thereafter	305,422,000
Total	$578,365,000
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
For the three months ended March 31, 2020 and 2019, operating lease costs were $209,000 and $127,000, respectively, which are included in rental expenses in our accompanying condensed consolidated statements of operations. Such costs include short-term leases and variable lease costs, which are immaterial. Additional information related to our operating leases for the periods presented below was as follows:

	March 31, 2020	December 31, 2019
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$4,489,000
Weighted average remaining lease term (in years)	80.2	80.4
Weighted average discount rate	5.74%	5.74%

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash outflows related to operating leases	$104,000	$51,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of March 31, 2020, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the nine months ended December 31, 2020 and for each of the next four years ending December 31 and thereafter, as well as the reconciliation of those cash flows to operating lease liabilities on our accompanying condensed consolidated balance sheet:

Year	Amount
2020	$415,000
2021	523,000
2022	526,000
2023	530,000
2024	534,000
Thereafter	47,103,000
Total operating lease payments	49,631,000
Less: interest	39,736,000
Present value of operating lease liabilities	$9,895,000
17. Segment Reporting
As of March 31, 2020, we evaluated our business and made resource allocations based on four reportable business segments — medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities. Our medical office buildings are typically leased to multiple tenants under separate leases, thus requiring active management and responsibility for many of the associated operating expenses (much of which are, or can effectively be, passed through to the tenants). Our senior housing facilities and skilled nursing facilities are primarily single-tenant properties for which we lease the facilities to unaffiliated tenants under triple-net and generally master leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Our senior housing — RIDEA properties include senior housing facilities that are owned and operated utilizing a RIDEA structure.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Summary information for the reportable segments during the three months ended March 31, 2020 and 2019 was as follows:

	Medical Office Buildings	Senior Housing — RIDEA	Skilled Nursing Facilities	Senior Housing	Three Months Ended March 31, 2020
Revenues:
Real estate revenue	$16,271,000	$—	$3,012,000	$2,180,000	$21,463,000
Resident fees and services	—	16,081,000	—	—	16,081,000
Total revenues	16,271,000	16,081,000	3,012,000	2,180,000	37,544,000
Expenses:
Rental expenses	5,390,000	—	152,000	280,000	5,822,000
Property operating expenses	—	13,017,000	—	—	13,017,000
Segment net operating income	$10,881,000	$3,064,000	$2,860,000	$1,900,000	$18,705,000
Expenses:
General and administrative					$4,448,000
Acquisition related expenses					9,000
Depreciation and amortization					12,530,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)					(5,310,000)
Loss in fair value derivative financial instruments					(4,605,000)
Income from unconsolidated entity					255,000
Other income					9,000
Net loss					$(7,933,000)

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Medical Office Buildings	Senior Housing — RIDEA	Skilled Nursing Facilities	Senior Housing	Three Months Ended March 31, 2019
Revenues:
Real estate revenue	$11,495,000	$—	$2,810,000	$842,000	$15,147,000
Resident fees and services	—	10,695,000	—	—	10,695,000
Total revenues	11,495,000	10,695,000	2,810,000	842,000	25,842,000
Expenses:
Rental expenses	3,570,000	—	120,000	291,000	3,981,000
Property operating expenses	—	8,465,000	—	—	8,465,000
Segment net operating income	$7,925,000	$2,230,000	$2,690,000	$551,000	$13,396,000
Expenses:
General and administrative					$4,190,000
Acquisition related expenses					118,000
Depreciation and amortization					16,078,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)					(3,585,000)
Loss in fair value derivative financial instruments					(1,978,000)
Income from unconsolidated entity					126,000
Other income					69,000
Loss before income taxes					(12,358,000)
Income tax expense					(3,000)
Net loss					$(12,361,000)
Assets by reportable segment as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
Medical office buildings	$595,824,000	$600,048,000
Senior housing — RIDEA	257,276,000	149,055,000
Skilled nursing facilities	120,634,000	121,749,000
Senior housing	103,071,000	142,982,000
Other	51,926,000	54,493,000
Total assets	$1,128,731,000	$1,068,327,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

18. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, accounts and other receivables, restricted cash and real estate deposits. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of March 31, 2020 and December 31, 2019, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. In general, we perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of March 31, 2020, one state in the United States accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized net operating income. Our properties located in Missouri accounted for approximately 11.5% of our total property portfolio’s annualized base rent or annualized net operating income. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
Based on leases in effect as of March 31, 2020, our four reportable business segments, medical office buildings, senior housing — RIDEA, skilled nursing facilities and senior housing accounted for 62.6%, 14.0%, 13.7% and 9.7%, respectively, of our total property portfolio’s annualized base rent or annualized net operating income.
As of March 31, 2020, we had one tenant that accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized net operating income, as follows:

Tenant	Annualized Base Rent(1)	Percentage of Annualized Base Rent	Acquisition	Reportable Segment	GLA (Sq Ft)	Lease Expiration Date
RC Tier Properties, LLC	$7,782,000	10.4%	Missouri SNF Portfolio	Skilled Nursing	385,000	9/30/2033
___________

(1)
Annualized base rent is based on contractual base rent from leases in effect as of March 31, 2020, inclusive of our senior housing — RIDEA facilities. The loss of this tenant or its inability to pay rent could have a material adverse effect on our business and results of operations.

19. Per Share Data
Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $7,000 and $6,000 for the three months ended March 31, 2020 and 2019, respectively. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock. As of March 31, 2020 and 2019, there were 43,500 and 37,500 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of March 31, 2020 and 2019, there were 208 redeemable limited partnership units of our operating partnership outstanding, but such units were excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT IV, Inc. and its subsidiaries, including Griffin-American Healthcare REIT IV Holdings, LP, except where otherwise noted.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2019 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 19, 2020. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of March 31, 2020 and December 31, 2019, together with our results of operations and cash flows for the three months ended March 31, 2020 and 2019.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking. Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential,” “seek” and any other comparable and derivative terms or the negatives thereof. Our ability to predict results or the actual effect of future plans and strategies is inherently uncertain. Factors which could have a material adverse effect on our operations on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; the effects of the coronavirus, or COVID-19, pandemic, including its effects on the healthcare industry, senior housing and skilled nursing facilities and the economy in general; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates; competition in the real estate industry; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the success of our investment strategy; the availability of financing; and our ongoing relationship with American Healthcare Investors, LLC, or American Healthcare Investors, and Griffin Capital Company, LLC, or Griffin Capital, or collectively, our co-sponsors, and their affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date on which such statements were made, and undue reliance should not be placed on such statements. We undertake no obligation to update any such statements that may become untrue because of subsequent events. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.
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

On January 18, 2019, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $100,000,000 of additional shares of our common stock to be issued pursuant to the DRIP, or the 2019 DRIP Offering. The Registration Statement on Form S-3 was automatically effective with the SEC upon its filing. We commenced offering shares pursuant to the 2019 DRIP Offering on March 1, 2019, following the termination of our initial offering on February 15, 2019. We collectively refer to the DRIP portion of our initial offering and the 2019 DRIP Offering as our DRIP Offerings. As of March 31, 2020, a total of $28,046,000 in distributions were reinvested that resulted in 2,934,920 shares of our common stock being issued pursuant to the 2019 DRIP Offering.
The COVID-19 pandemic is dramatically impacting the United States and has resulted in an aggressive worldwide effort to contain the spread of the virus. These efforts have significantly and adversely disrupted economic markets and impacted commercial activity worldwide, including markets in which we own and/or operate properties, and the prolonged economic impact is uncertain. Considerable uncertainty still surrounds the COVID-19 pandemic and its effects on the population, as well as the effectiveness of any responses taken on a national and local level by government authorities and businesses. In addition, the rapidly evolving nature of the COVID-19 pandemic makes it difficult to ascertain the long-term impact it will have on real estate markets and our portfolio of investments. We are continuously monitoring the impact of the COVID-19 pandemic on our business, residents, tenants, operating partners, managers, portfolio of investments and on the United States and global economies. While the results of our current analyses did not result in any material adjustments to our condensed consolidated financial statements as of and during the three months ended March 31, 2020, the prolonged duration and impact of the COVID-19 pandemic could materially disrupt our business operations and impact our financial performance. See “Factors That May Influence Our Results of Operations” and “Liquidity and Capital Resources” sections below for a further discussion.
On April 2, 2020, our board of directors, or our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, and after considering the uncertainties presented by the COVID-19 pandemic, unanimously approved and established an estimated per share net asset value, or NAV, of our common stock of $9.54. We provide this estimated per share NAV to assist broker-dealers in connection with their obligations under Financial Industry Regulatory Authority, or FINRA, Rule 2231 with respect to customer account statements. The estimated per share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of December 31, 2019. This valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, or the Practice Guideline, issued by the Institute for Portfolio Alternatives, or the IPA, in April 2013, in addition to guidance from the SEC. The valuation was calculated as of December 31, 2019, prior to the reported emergence of COVID-19 in the United States. The impact of the COVID-19 pandemic on the value of our assets may be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted at this time, including new information which may emerge concerning the severity of the COVID-19 pandemic, the success of actions taken to contain or treat COVID-19, and reactions by consumers, companies, governmental entities and capital markets. Therefore, although we intend to publish an updated estimated per share NAV on at least an annual basis, we may be required to reevaluate the estimated per share NAV sooner if the COVID-19 pandemic has a material adverse impact on our residents, tenants, operating partners, managers or portfolio of investments or us. The estimated per share NAV of our common stock of $9.54 is within the range of estimated values, but lower than the mid-point of $9.75 provided by the independent third party valuation firm that conducted a valuation analysis of our assets, and is the same estimated per share NAV previously determined by the board on April 4, 2019 and calculated as of December 31, 2018. See our Current Report on Form 8-K filed with the SEC on April 3, 2020, for more information on the methodologies and assumptions used to determine, and the limitations and risks of, our estimated per share NAV.
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

We currently operate through four reportable business segments: medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities. As of March 31, 2020, we had completed 46 property acquisitions whereby we owned 89 properties, comprising 94 buildings, or approximately 4,863,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $1,087,588,000. As of March 31, 2020, we also owned a 6.0% interest in a joint venture which owns a portfolio of integrated senior health campuses and ancillary businesses.
Critical Accounting Policies
The complete listing of our Critical Accounting Policies was previously disclosed in our 2019 Annual Report on Form 10-K, as filed with the SEC on March 19, 2020, and there have been no material changes to our Critical Accounting Policies as disclosed therein, except as included within Note 2, Summary of Significant Accounting Policies, to our accompanying condensed consolidated financial statements.
Recently Issued Accounting Pronouncement
For a discussion of recently issued accounting pronouncement, see Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncement, to our accompanying condensed consolidated financial statements.
Acquisitions in 2020
For a discussion of our property acquisitions in 2020, see Note 3, Real Estate Investments, Net, to our accompanying condensed consolidated financial statements.
Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, including the ongoing COVID-19 pandemic, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the management and operation of our properties other than those listed in Part II, Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q and those Risk Factors previously disclosed in our 2019 Annual Report on Form 10-K, as filed with the SEC on March 19, 2020.
Due to the ongoing COVID-19 pandemic in the United States and globally, our residents, tenants, managers and operating partners may be materially impacted. The situation presents a meaningful challenge for us as an owner and operator of healthcare facilities, as the impact of the virus has resulted in a massive strain throughout the healthcare system. COVID-19 is particularly dangerous among the senior population and results in heightened risk to our senior housing and skilled nursing facilities, and we continue to work diligently to implement appropriate protocols at such facilities in line with the Centers for Disease Control and Prevention and Centers for Medicare and Medicaid Services guidelines to limit the exposure and spread of COVID-19. However, we have experienced a decline in our occupancies at our senior housing — RIDEA facilities due in large part to decreased move-ins of prospective residents because of shelter in place and other quarantine restrictions. Our operators have also experienced increased costs to procure personal protective equipment and other supplies for which there are shortages and to maintain staffing levels to care for the aged population during this crisis. Managers of our RIDEA properties are evaluating their options for financial assistance utilizing programs within the Coronavirus Aid, Relief, and Economic Security (CARES) Act passed by the federal government on March 27, 2020, as well as other state and local government programs. Some of our tenants within our non-RIDEA properties are also seeking financial assistance from the CARES Act through programs such as the Payroll Protection Program and deferral of payroll tax payments. However, there is no assurance that our managers and tenants will receive approval under such financial assistance programs and the ultimate impact of such relief from the CARES Act and other enacted and future legislation and regulation is uncertain. The COVID-19 pandemic has also negatively impacted the businesses of our medical office tenants, including physician practices and other medical service providers of non-essential and elective services, and their ability to pay rent on a timely basis.
We are closely monitoring COVID-19 developments and continuously assessing the implications to our business, residents, tenants, operating partners, managers and our portfolio of investments. While we have yet to experience a material impact to our operations as a result of the COVID-19 pandemic, we anticipate that this may change as the virus continues to spread. The impact of the COVID-19 pandemic on our future results could be significant and will largely depend on future developments, including the duration of the crisis and the success of efforts to contain it, which are highly uncertain and cannot be predicted at this time. While the impacts of COVID-19 have had an adverse effect on our business, financial condition and results of operations, we are unable to predict the full extent or nature of these impacts at this time. See the “Liquidity and Capital Resources” section below and Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q for a further discussion.

Scheduled Lease Expirations
Excluding our senior housing — RIDEA facilities, as of March 31, 2020, our properties were 95.6% leased and during the remainder of 2020, 2.6% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next 12 months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. As of March 31, 2020, our remaining weighted average lease term was 8.8 years, excluding our senior housing — RIDEA facilities.
For the three months ended March 31, 2020, our senior housing — RIDEA facilities were 81.7% leased. Substantially all of our leases with residents at such properties are for a term of one year or less.
Results of Operations
Comparison of the Three Months Ended March 31, 2020 and 2019
Our operating results are primarily comprised of income derived from our portfolio of properties and expenses in connection with the acquisition and operation of such properties. In general, we expect amounts related to our portfolio of operating properties to increase in the future based on a full year of operations of newly acquired properties.
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2016; senior housing facility in December 2016; senior housing — RIDEA facility in November 2017; and skilled nursing facility in March 2018, we added a new reporting segment at each such time. As of March 31, 2020, we operated through four reportable business segments, with activities related to investing in medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities.
Changes in our consolidated operating results are primarily due to owning 94 buildings as of March 31, 2020, as compared to owning 71 buildings as of March 31, 2019. In addition, there are changes in our operating results by reporting segment due to transitioning the operations of two senior housing facilities within Lafayette Assisted Living Portfolio to a RIDEA structure in February 2019 and five senior housing facilities within Northern California Senior Housing Portfolio to a RIDEA structure in March 2020. As of March 31, 2020 and 2019, we owned the following types of properties:

	March 31,
	2020			2019
	Number of Buildings	Aggregate Contract Purchase Price	Leased %	Number of Buildings	Aggregate Contract Purchase Price	Leased %
Medical office buildings	43	$603,639,000	93.1%	30	$434,039,000	92.5%
Senior housing — RIDEA	26	264,349,000	(1)	14	153,850,000	(1)
Senior housing	14	101,800,000	100%	16	133,600,000	100%
Skilled nursing facilities	11	117,800,000	100%	11	117,800,000	100%
Total/weighted average(2)	94	$1,087,588,000	95.6%	71	$839,289,000	95.8%
___________

(1)
For the three months ended March 31, 2020 and 2019, the leased percentage for the resident units of our senior housing — RIDEA facilities was 81.7% and 82.2%, respectively, based on daily average occupancy of licensed beds/units.

(2)	Leased percentage excludes our senior housing — RIDEA facilities.

Revenues
Our primary sources of revenue include rent and resident fees and services from our properties. The amount of revenue generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease available space at the then existing market rates. Revenue by reportable segment consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2020	2019
Real Estate Revenue
Medical office buildings	$16,271,000	$11,495,000
Skilled nursing facilities	3,012,000	2,810,000
Senior housing	2,180,000	842,000
Total real estate revenue	21,463,000	15,147,000
Resident Fees and Services
Senior housing — RIDEA	16,081,000	10,695,000
Total resident fees and services	16,081,000	10,695,000
Total revenues	$37,544,000	$25,842,000
For the three months ended March 31, 2020 and 2019, real estate revenue primarily comprised of base rent of $15,860,000 and $12,428,000, respectively, and expense recoveries of $4,422,000 and $3,002,000, respectively.
For the three months ended March 31, 2020 and 2019, resident fees and services consisted of rental fees related to resident leases and extended health care fees. The increase in resident fees and services for the three months ended March 31, 2020, compared to the corresponding prior period, is primarily due to the acquisition of seven senior housing — RIDEA facilities subsequent to March 31, 2019 and the transition of five senior housing facilities within Northern California Senior Housing Portfolio to a RIDEA structure in March 2020.
Rental Expenses and Property Operating Expenses
Rental expenses and rental expenses as a percentage of real estate revenue, as well as property operating expenses and property operating expenses as a percentage of resident fees and services, by reportable segment consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2020		2019
Rental Expenses
Medical office buildings	$5,390,000	33.1%	$3,570,000	31.1%
Senior housing	280,000	12.8%	291,000	34.6%
Skilled nursing facilities	152,000	5.0%	120,000	4.3%
Total rental expenses	$5,822,000	27.1%	$3,981,000	26.3%
Property Operating Expenses
Senior housing — RIDEA	$13,017,000	80.9%	$8,465,000	79.1%
Total property operating expenses	$13,017,000	80.9%	$8,465,000	79.1%
For the three months ended March 31, 2020 and 2019, property operating expenses primarily consisted of administration and benefits expense of $7,152,000 and $4,677,000, respectively. Senior housing — RIDEA facilities typically have a higher percentage of direct operating expenses to revenue than medical office buildings, senior housing facilities and skilled nursing facilities due to the nature of RIDEA facilities where we conduct day-to-day operations.

General and Administrative
General and administrative expenses consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2020	2019
Asset management fees — affiliates	$2,411,000	$1,889,000
Professional and legal fees	1,528,000	1,219,000
Transfer agent services	134,000	126,000
Bank charges	129,000	58,000
Board of directors fees	68,000	69,000
Directors’ and officers’ liability insurance	65,000	57,000
Restricted stock compensation	43,000	39,000
Franchise taxes	40,000	50,000
Bad debt expense	—	655,000
Other	30,000	28,000
Total	$4,448,000	$4,190,000
The increase in general and administrative expenses for the three months ended March 31, 2020, compared to the corresponding prior year period, is primarily due to the purchase of additional properties in 2019 and 2020 and thus, incurring higher asset management fees to our advisor or its affiliates and higher professional and legal fees.
Depreciation and Amortization
For the three months ended March 31, 2020 and 2019, depreciation and amortization was $12,530,000 and $16,078,000, respectively, and consisted primarily of depreciation on our operating properties of $7,839,000 and $6,960,000, respectively, and amortization on our identified intangible assets of $4,646,000 and $9,095,000, respectively. Included during the three months ended March 31, 2019 is $6,226,000 of amortization expense and $1,013,000 of depreciation expense related to the write-off of lease commissions and tenant improvements, respectively, in connection with the termination of a management services agreement with an operator in February 2019.
Interest Expense
Interest expense, including gain or loss in fair value of derivative financial instruments, consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2020	2019
Interest expense:
Line of credit and term loans and derivative financial instruments	$4,618,000	$2,806,000
Mortgage loans payable	191,000	193,000
Amortization of deferred financing costs:
Line of credit and term loans	469,000	560,000
Mortgage loans payable	20,000	20,000
Loss in fair value of derivative financial instruments	4,605,000	1,978,000
Amortization of debt discount/premium	12,000	6,000
Total	$9,915,000	$5,563,000
The increase in interest expense in 2020 as compared to 2019 was primarily related to the increase in debt balances on our line of credit and term loans, as well as interest expense and loss in fair value recognized on our derivative financial instruments we entered into in February 2019. See Note 6, Mortgage Loans Payable, Net, Note 7, Line of Credit and Term Loans and Note 8, Derivative Financial Instruments, to our accompanying condensed consolidated financial statements, for a further discussion.

Liquidity and Capital Resources
Our sources of funds primarily consist of operating cash flows and borrowings. In the normal course of business, our principal demands for funds are for payment of operating expenses, capital improvement expenditures, interest on our indebtedness, distributions to our stockholders and repurchases of our common stock. We estimate that we will require approximately $11,565,000 to pay interest on our outstanding indebtedness for the remainder of 2020, based on interest rates in effect as of March 31, 2020, and that we will require $448,000 to pay principal on our outstanding indebtedness for the remainder of 2020. We also require resources to make certain payments to our advisor and its affiliates. See Note 13, Related Party Transactions, to our accompanying condensed consolidated financial statements for a further discussion of our payments to our advisor and its affiliates. Generally, cash needs for such items will be met from operations and borrowings. Our total capacity to pay operating expenses, capital improvement expenditures, interest, distributions and repurchases is a function of our current cash position, our borrowing capacity on our line of credit, as well as any future indebtedness that we may incur. As of March 31, 2020, our cash on hand was $20,516,000 and we had $56,900,000 available on our line of credit and term loans.
Due to the impact the COVID-19 pandemic has had on the United States and globally, and the uncertainty of the severity and duration of the COVID-19 pandemic and its effects, our board decided to take steps to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects by decreasing our distributions to stockholders and partially suspending our share repurchase plan. Consequently, our board approved a daily distribution rate for April and May 2020 equal to $0.001095890 per share of our Class T and Class I common stock, which is equal to an annualized distribution rate of $0.40 per share, a decrease from the annualized rate of $0.60 per share previously paid by us. See the “Distributions” section below for a further discussion. In addition, effective with respect to share repurchase requests submitted for repurchase during the second quarter 2020, on March 31, 2020 our board suspended our share repurchase plan with respect to all repurchase requests other than repurchases resulting from the death or qualifying disability of stockholders. Our board shall determine if and when it is in the best interest of our company and stockholders to reinstate our share repurchase plan for additional stockholders. Furthermore, subsequent to March 31, 2020, we borrowed all of the remaining availability on our line of credit as a precautionary measure to strengthen our liquidity and preserve financial flexibility. We believe that such proceeds of cash from our line of credit will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months.
A capital plan for each investment is established upon acquisition that contemplates the estimated capital needs of that investment, including costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include operating cash generated by the investment, capital reserves, a line of credit or other loan established with respect to the investment, other borrowings or additional equity investments from us or joint venture partners. As of March 31, 2020, we had $227,000 of restricted cash in loan impounds and reserve accounts to fund a portion of such capital expenditures. The capital plan for each investment is adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. Based on the budget for the properties we own as of March 31, 2020, we originally estimated that our discretionary expenditures for capital and tenant improvements could have required up to $10,946,000 for the remaining nine months of 2020. However, in light of the COVID-19 pandemic and to further preserve cash, we suspended all non-essential, discretionary expenditures for capital improvements that were anticipated during 2020 throughout our portfolio. In particular, we suspended capital expenditures that are not directly associated with the maintenance or expansion of tenant occupancy and the enhancement of net operating income. The duration of our suspension of capital expenditures is uncertain and an update to the actual amounts forecasted to be expended for the remainder of the year cannot be estimated at this time.
Other Liquidity Needs
In the event that there is a shortfall in net cash available due to various factors, including, without limitation, the timing of distributions or the collection of receivables, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties, or our advisor or its affiliates. There are currently no limits or restrictions on the use of proceeds from our advisor or its affiliates which would prohibit us from making the proceeds available for distribution. We may also pay distributions from cash from capital transactions, including, without limitation, the sale of one or more of our properties.
In addition, we are continuously monitoring the impact the COVID-19 pandemic is having on our business, residents, tenants, operating partners and on the United States and global economies. Due to the COVID-19 pandemic, there is risk and uncertainty in the financial and debt markets. The impact of the COVID-19 pandemic on our portfolio of investments may be significant and its impact on our operations and liquidity will largely depend on future developments, which are highly uncertain and cannot be predicted at this time, including new information which may emerge concerning the severity of the COVID-19 pandemic, the success of actions taken to contain or treat COVID-19, and reactions by consumers, companies, governmental entities and capital markets. The COVID-19 pandemic has also negatively impacted the businesses of our medical office tenants, including physician practices and other medical service providers of non-essential and elective services, and their ability to pay rent on a timely basis. To the extent that our residents, tenants, operating partners and managers continue to be impacted by the COVID-19 pandemic, or by the risks disclosed in our SEC filings, this could materially disrupt our business operations.
Cash Flows
The following table sets forth changes in cash flows:

	Three Months Ended March 31,
	2020	2019
Cash, cash equivalents and restricted cash — beginning of period	$15,846,000	$14,590,000
Net cash provided by operating activities	9,793,000	6,223,000
Net cash used in investing activities	(68,297,000)	(21,016,000)
Net cash provided by financing activities	63,522,000	45,471,000
Cash, cash equivalents and restricted cash — end of period	$20,864,000	$45,268,000
The following summary discussion of our changes in our cash flows is based on our accompanying condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
For the three months ended March 31, 2020 and 2019, cash flows provided by operating activities primarily related to the cash flows provided by our property operations, offset by payments of general and administrative expenses. See the “Results of Operations” section above for a further discussion. In general, cash flows provided by operating activities will be affected by the timing of cash receipts and payments.
Investing Activities
For the three months ended March 31, 2020, cash flows used in investing activities related to our property acquisitions in the amount of $65,531,000 and the payment of $2,766,000 for capital expenditures. For the three months ended March 31, 2019, cash flows used in investing activities related primarily to our property acquisitions in the amount of $18,653,000 and the payment of $1,615,000 for capital expenditures. We anticipate that cash flows used in investing activities will primarily be affected by the timing of capital expenditures, and generally will decrease as compared to prior years as a result of the termination of our initial offering in February 2019.
Financing Activities
For the three months ended March 31, 2020, cash flows provided by financing activities related primarily to net borrowings on our line of credit and term loans of $76,300,000, partially offset by the January 2020 payoff of one mortgage loan payable with a principal balance of $7,738,000 and $5,561,000 in distributions to our common stockholders. For the three months ended March 31, 2019, cash flows provided by financing activities related primarily to funds raised from investors in our initial offering in the amount of $90,477,000, partially offset by net payments on our line of credit and term loan of $25,000,000, the payment of offering costs of $14,038,000 in connection with our initial offering and 2019 DRIP offering and $4,706,000 in distributions to our common stockholders. Overall, we anticipate cash flows from financing activities to decrease in the future since we terminated our initial offering in February 2019.
Distributions
Our board authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on May 1, 2016 and ending on March 31, 2020. The daily distributions were calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our Class T and Class I common stock, which is equal to an annualized distribution of $0.60 per share. These distributions were aggregated and paid monthly in arrears in cash or shares of our common stock pursuant to our DRIP Offerings, only from legally available funds.
Due to the impact the COVID-19 pandemic has had on the United States and globally, and the uncertainty of the severity and duration of the COVID-19 pandemic and its effects, our board decided to take steps to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects by decreasing our distributions to stockholders. Consequently, our board authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on April 1, 2020 and ending on May 31, 2020. The daily distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001095890 per share of our Class T and Class I common stock, which is equal to an annualized distribution rate of $0.40 per share. The distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to the DRIP, on a monthly basis, in arrears, only from legally available funds.
The amount of distributions paid to our stockholders is determined by our board and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our qualification as a REIT under the Code. We have not established any limit on the amount of offering proceeds that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences.
The distributions paid for the three months ended March 31, 2020 and 2019, along with the amount of distributions reinvested pursuant to our DRIP Offerings and the sources of distributions as compared to cash flows from operations were as follows:

	Three Months Ended March 31,
	2020		2019
Distributions paid in cash	$5,561,000		$4,706,000
Distributions reinvested	6,437,000		5,869,000
	$11,998,000		$10,575,000
Sources of distributions:
Cash flows from operations	$9,793,000	81.6%	$6,223,000	58.8%
Proceeds from borrowings	2,205,000	18.4	—	—
Offering proceeds	—	—	4,352,000	41.2
	$11,998,000	100%	$10,575,000	100%
As of March 31, 2020, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and all or any portion of a distribution to our stockholders may have been paid from net offering proceeds and borrowings. The payment of distributions from our net offering proceeds and borrowings have reduced the amount of capital we ultimately invested in assets and negatively impacted the amount of income available for future distributions.
As of March 31, 2020, we had an amount payable of $966,000 to our advisor or its affiliates primarily for asset management fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice. See Note 13, Related Party Transactions — Operational Stage, to our accompanying condensed consolidated financial statements, for a further discussion.
The distributions paid for the three months ended March 31, 2020 and 2019, along with the amount of distributions reinvested pursuant to our DRIP Offerings and the sources of our distributions as compared to funds from operations attributable to controlling interest, or FFO, were as follows:

	Three Months Ended March 31,
	2020		2019
Distributions paid in cash	$5,561,000		$4,706,000
Distributions reinvested	6,437,000		5,869,000
	$11,998,000		$10,575,000
Sources of distributions:
FFO attributable to controlling interest	$5,416,000	45.1%	$4,557,000	43.1%
Proceeds from borrowings	6,582,000	54.9	—	—
Offering proceeds	—	—	6,018,000	56.9
	$11,998,000	100%	$10,575,000	100%
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

Financing
We anticipate that our overall leverage will not exceed 50.0% of the combined market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of March 31, 2020, our aggregate borrowings were 40.0% of the combined market value of all of our real estate investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of May 14, 2020 and March 31, 2020, our leverage did not exceed 300% of the value of our net assets.
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
Debt Service Requirements
A significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of March 31, 2020, we had $19,229,000 ($18,233,000, net of discount/premium and deferred financing costs) of fixed-rate mortgage loans payable outstanding secured by our properties. As of March 31, 2020, we had $473,100,000 outstanding, and $56,900,000 remained available under our line of credit and term loans. See Note 6, Mortgage Loans Payable, Net, and Note 7, Line of Credit and Term Loans, to our accompanying condensed consolidated financial statements.
We are required by the terms of certain loan documents to meet certain reporting requirements and covenants, such as leverage ratios, net worth ratios, debt service coverage ratios and fixed charge coverage ratios. As of March 31, 2020, we were in compliance with all such covenants and requirements on our mortgage loans payable and our line of credit and term loans. As of March 31, 2020, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps, was 3.59% per annum.

Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our line of credit and term loans; (ii) interest payments on our mortgage loans payable and our line of credit and term loans; and (iii) ground lease obligations as of March 31, 2020:

	Payments Due by Period
	2020	2021-2022	2023-2024	Thereafter	Total
Principal payments — fixed-rate debt	$448,000	$1,273,000	$1,391,000	$16,117,000	$19,229,000
Interest payments — fixed-rate debt	565,000	1,429,000	1,309,000	5,443,000	8,746,000
Principal payments — variable-rate debt	—	473,100,000	—	—	473,100,000
Interest payments — variable-rate debt (based on rates in effect as of March 31, 2020)	11,000,000	13,400,000	—	—	24,400,000
Ground lease obligations	415,000	1,049,000	1,064,000	47,103,000	49,631,000
Total	$12,428,000	$490,251,000	$3,764,000	$68,663,000	$575,106,000
Off-Balance Sheet Arrangements
As of March 31, 2020, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Inflation
During the three months ended March 31, 2020 and 2019, inflation has not significantly affected our operations because of the moderate inflation rate; however, we expect to be exposed to inflation risk as income from future long-term leases will be the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions include negotiated rental increases, reimbursement billings for operating expense pass-through charges, and real estate tax and insurance reimbursements. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.
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
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on funds from operations approved by the Board of Governors of NAREIT, or the White Paper. The White Paper defines funds from operations as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of certain real estate assets and impairment writedowns of certain real estate assets and investments, plus depreciation and amortization related to real estate, and after adjustments for unconsolidated partnerships and joint ventures. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that impairments are based on estimated future undiscounted cash flows. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations. Our FFO calculation complies with NAREIT’s policy described above.
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
We define MFFO, a non-GAAP measure, consistent with the Practice Guideline issued by the IPA in November 2010. The Practice Guideline defines modified funds from operations as funds from operations further adjusted for the following items included in the determination of GAAP net income (loss): acquisition fees and expenses; amounts relating to deferred rent and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income (loss); gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan; unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting; and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect modified funds from operations on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income (loss) in calculating cash flows from operations and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. We are responsible for managing interest rate, hedge and foreign exchange risk, and we do not rely on another party to manage such risk. In as much as interest rate hedges will not be a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are based on market fluctuations and may not be directly related or attributable to our operations.
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above- and below-market leases, change in deferred rent, fair value adjustments of derivative financial instruments and the adjustments of such items related to our investment in an unconsolidated entity and noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the periods presented in the table below.
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
The following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the periods presented below:

	Three Months Ended March 31,
	2020	2019
Net loss	$(7,933,000)	$(12,361,000)
Add:
Depreciation and amortization related to real estate — consolidated properties	12,530,000	16,078,000
Depreciation and amortization related to real estate — unconsolidated entity	882,000	848,000
Net loss attributable to noncontrolling interests	167,000	25,000
Less:
Depreciation and amortization related to noncontrolling interests	(230,000)	(33,000)
FFO attributable to controlling interest	$5,416,000	$4,557,000

Acquisition related expenses(1)	$9,000	$118,000
Amortization of above- and below-market leases(2)	18,000	(55,000)
Change in deferred rent(3)	(1,074,000)	427,000
Loss in fair value of derivative financial instruments(4)	4,605,000	1,978,000
Adjustments for unconsolidated entity(5)	173,000	82,000
Adjustments for noncontrolling interests(5)	(6,000)	—
MFFO attributable to controlling interest	$9,141,000	$7,107,000
Weighted average Class T and Class I common shares outstanding — basic and diluted	80,301,650	75,105,471
Net loss per Class T and Class I common share — basic and diluted	$(0.10)	$(0.16)
FFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$0.07	$0.06
MFFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$0.11	$0.09

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

(5)
Includes all adjustments to eliminate the unconsolidated entity’s share or noncontrolling interests’ share, as applicable, of the adjustments described in notes (1) – (4) above to convert our FFO to MFFO.

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
We believe that NOI is an appropriate supplemental performance measure to reflect the performance of our operating assets because NOI excludes certain items that are not associated with the operations of the properties. We believe that NOI is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term NOI may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.

To facilitate understanding of this financial measure, the following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to NOI for the periods presented below:

	Three Months Ended March 31,
	2020	2019
Net loss	$(7,933,000)	$(12,361,000)
General and administrative	4,448,000	4,190,000
Acquisition related expenses	9,000	118,000
Depreciation and amortization	12,530,000	16,078,000
Interest expense	9,915,000	5,563,000
Income from unconsolidated entity	(255,000)	(126,000)
Other income	(9,000)	(69,000)
Income tax expense	—	3,000
Net operating income	$18,705,000	$13,396,000
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk. There were no material changes in our market risk exposures, or in the methods we use to manage market risk, from those that were provided for in our 2019 Annual Report on Form 10-K, as filed with the SEC on March 19, 2020.
Interest Rate Risk
We are exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties and other permitted investments. Our interest rate risk is monitored using a variety of techniques. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed or variable rates.
We have entered into and may continue to enter into derivative financial instruments such as interest rate swaps in order to mitigate our interest rate risk on a related financial instrument. We do not apply hedge accounting treatment to these derivatives; therefore, changes in the fair value of interest rate derivative financial instruments are recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations. As of March 31, 2020, our interest rate swap liabilities are recorded in our accompanying condensed consolidated balance sheets at their aggregate fair value of $8,990,000. We will not enter into derivatives or interest rate transactions for speculative purposes.
As of March 31, 2020, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Fixed-rate debt — principal payments	$448,000	$622,000	$651,000	$680,000	$711,000	$16,117,000	$19,229,000	$20,807,000
Weighted average interest rate on maturing fixed-rate debt	4.48%	4.48%	4.49%	4.49%	4.50%	3.84%	3.94%	—
Variable-rate debt — principal payments	$—	$473,100,000	$—	$—	$—	$—	$473,100,000	$462,391,000
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of March 31, 2020)	—%	2.72%	—%	—%	—%	—%	2.72%	—

Mortgage Loans Payable, Net and Line of Credit and Term Loans
Mortgage loans payable was $19,229,000 ($18,233,000, net of discount/premium and deferred financing costs) as of March 31, 2020. As of March 31, 2020, we had three fixed-rate mortgage loans payable with interest rates ranging from 3.67% to 5.25% per annum. In addition, as of March 31, 2020, we had $473,100,000 outstanding under our line of credit and term loans at a weighted average interest rate of 2.72% per annum.
As of March 31, 2020, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps, was 3.59% per annum. An increase in the variable interest rate on our variable-rate line of credit and term loans constitutes a market risk. As of March 31, 2020, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on our variable-rate line of credit and term loans by $1,131,000, or 5.88% of total annualized interest expense on our mortgage loans payable and our line of credit and term loans. See Note 6, Mortgage Loans Payable, Net, and Note 7, Line of Credit and Term Loans, to our accompanying condensed consolidated financial statements, for a further discussion.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2020 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2020, were effective at the reasonable assurance level.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT IV, Inc. and its subsidiaries, including Griffin-American Healthcare REIT IV Holdings, LP, except where otherwise noted.
There were no material changes from the risk factors previously disclosed in our 2019 Annual Report on Form 10-K, as filed with the SEC on March 19, 2020, except as noted below.
We have not had sufficient cash available from operations to pay distributions, and therefore, we have paid a portion of distributions from the net proceeds of our initial offering and borrowings, and in the future, may continue to pay distributions from borrowings or from other sources in anticipation of future cash flows. Any such distributions may reduce the amount of capital we ultimately invest in assets and may negatively impact the value of our stockholders’ investment.
We have used the net proceeds from our initial offering, borrowings and certain fees payable to our advisor which have been waived, and in the future, may use borrowed funds or other sources, to pay cash distributions to our stockholders, which may reduce the amount of proceeds available for investment and operations, cause us to incur additional interest expense as a result of borrowed funds or cause subsequent investors to experience dilution. Distributions payable to our stockholders may partially include a return of capital, rather than a return on capital, and we have paid a portion of our distributions from the net proceeds of our initial offering. We have not established any limit on the amount of net proceeds from our initial offering or borrowings that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences. The actual amount and timing of distributions is determined by our board in its sole discretion and typically depends on the amount of funds available for distribution, which will depend on items such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to maintain our qualification as a REIT. As a result, our distribution rate and payment frequency may vary from time to time. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits, the excess amount will be deemed a return of capital.
Prior to March 31, 2020, our board authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on May 1, 2016 and ending on March 31, 2020. The daily distributions were calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our Class T and Class I common stock, which is equal to an annualized distribution of $0.60 per share. These distributions were aggregated and paid monthly in arrears in cash or shares of our common stock pursuant to our DRIP Offerings, only from legally available funds.
Due to the impact the COVID-19 pandemic has had on the United States and globally, and the uncertainty of the severity and duration of the COVID-19 pandemic and its effects, our board decided to take steps to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects by decreasing our distributions to stockholders. Consequently, our board authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on April 1, 2020 and ending on May 31, 2020. The daily distributions were or will be calculated based on 365 days in the calendar year and are equal to $0.001095890 per share of our Class T and Class I common stock, which is equal to an annualized distribution rate of $0.40 per share. The distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to the DRIP, on a monthly basis, in arrears, only from legally available funds.

The distributions paid for the three months ended March 31, 2020 and 2019, along with the amount of distributions reinvested pursuant to our DRIP Offerings and the sources of distributions as compared to cash flows from operations were as follows:

	Three Months Ended March 31,
	2020		2019
Distributions paid in cash	$5,561,000		$4,706,000
Distributions reinvested	6,437,000		5,869,000
	$11,998,000		$10,575,000
Sources of distributions:
Cash flows from operations	$9,793,000	81.6%	$6,223,000	58.8%
Proceeds from borrowings	2,205,000	18.4	—	—
Offering proceeds	—	—	4,352,000	41.2
	$11,998,000	100%	$10,575,000	100%
As of March 31, 2020, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and all or any portion of a distribution to our stockholders may have been paid from net offering proceeds and borrowings. The payment of distributions from our net offering proceeds and borrowings have reduced the amount of capital we ultimately invested in assets and negatively impacted the amount of income available for future distributions.
As of March 31, 2020, we had an amount payable of $966,000 to our advisor or its affiliates primarily for asset management fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
The distributions paid for the three months ended March 31, 2020 and 2019, along with the amount of distributions reinvested pursuant to our DRIP Offerings and the sources of our distributions as compared to FFO were as follows:

	Three Months Ended March 31,
	2020		2019
Distributions paid in cash	$5,561,000		$4,706,000
Distributions reinvested	6,437,000		5,869,000
	$11,998,000		$10,575,000
Sources of distributions:
FFO attributable to controlling interest	$5,416,000	45.1%	$4,557,000	43.1%
Proceeds from borrowings	6,582,000	54.9	—	—
Offering proceeds	—	—	6,018,000	56.9
	$11,998,000	100%	$10,575,000	100%
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
The declaration, amount and payment of future cash distributions to our stockholders are subject to uncertainty due to current market conditions.
All distributions will be declared at the discretion of our board and will depend on our earnings, our financial condition, REIT distribution requirements, and other factors as our board may deem relevant from time to time. The economic impact resulting from the COVID-19 pandemic could adversely affect our ability to pay distributions to our stockholders. Our board is under no obligation or requirement to declare a distribution and will continue to assess our distribution rate on an ongoing basis, as market conditions and our financial position continue to evolve. We cannot assure our stockholders that we will achieve results that will allow us to pay distributions on our common stock or that the current level of distributions will be maintained or increased.

The estimated value per share of our common stock may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of our company.
On April 2, 2020, our board, at the recommendation of the audit committee, which is comprised solely of independent directors, and after considering the uncertainties presented by the COVID-19 pandemic, unanimously approved and maintained an estimated per share NAV of our common stock of $9.54. We are providing this estimated per share NAV to assist broker-dealers in connection with their obligations under FINRA Rule 2231 with respect to customer account statements. The valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the IPA in April 2013, in addition to guidance from the SEC.
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
The estimated per share NAV was not audited or reviewed by our independent registered public accounting firm and does not represent the fair value of our assets or liabilities according to GAAP. In addition, the estimated per share NAV is an estimate as of a given point in time and the value of our shares will fluctuate over time as a result of, among other things, developments related to individual assets and changes in the real estate and capital markets. Accordingly, with respect to the estimated per share NAV, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at our estimated per share NAV;

•	a stockholder would ultimately realize distributions per share equal to our estimated per share NAV upon liquidation of our assets and settlement of our liabilities or a sale of the company;

•	our shares of common stock would trade at our estimated per share NAV on a national securities exchange;

•
an independent third-party appraiser or other third-party valuation firm, other than the third-party valuation firm engaged by our board to assist in its determination of the estimated per share NAV, would agree with our estimated per share NAV; or

•
the methodology used to estimate our per share NAV would be acceptable to FINRA or comply with reporting requirements under the Employee Retirement Income Security Act of 1974, the Code, other applicable law, or the applicable provisions of a retirement plan or individual retirement account.

Further, the estimated per share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of December 31, 2019, prior to the reported emergence of COVID-19 in the United States. We are continuously monitoring the impact the COVID-19 pandemic is having on our business, residents, tenants, operating partners, managers and on the United States and global economies. The impact of the COVID-19 pandemic on our portfolio of investments may be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted at this time, including new information which may emerge concerning the severity of the COVID-19 pandemic, the success of actions taken to contain or treat COVID-19, and reactions by consumers, companies, governmental entities and capital markets. Therefore, although we intend to publish an updated estimated per share NAV on an annual basis, we may be required to reevaluate the estimated per share NAV sooner if the COVID-19 pandemic has a material adverse impact on our tenants, operators, managers or portfolio of investments or us. The estimated per share NAV of our Class T and Class I common stock of $9.54 is within the range of estimated values, but lower than the mid-point of $9.75 provided by the independent third party valuation firm that conducted the valuation, and is the same estimated per share NAV previously determined by the board and calculated as of December 31, 2018.
For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated per share NAV, see our Current Report on Form 8-K filed with the SEC on April 3, 2020.
A significant portion of our annual base rent may be concentrated in a small number of tenants. Therefore, non-renewals, terminations or lease defaults by any of these significant tenants could reduce our net income and have a negative effect on our ability to pay distributions to our stockholders.
As of May 14, 2020, rental payments by our tenant, RC Tier Properties, LLC, accounted for approximately 10.4% of our total property portfolio’s annualized base rent or annualized NOI. The success of our investments materially depends upon the financial stability of the tenants leasing the properties we own. Therefore, a non-renewal after the expiration of a lease term, termination, default or other failure to meet rental obligations by significant tenants, such as RC Tier Properties, LLC, would significantly lower our net income. These events could cause us to reduce the amount of distributions to our stockholders.
A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.
We have a concentration of properties in particular geographic areas; therefore, any adverse situation that disproportionately effects one of those areas would have a magnified adverse effect on our portfolio. As of May 14, 2020, our properties located in Missouri accounted for approximately 11.5% of our total property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
Our results of operations, our ability to pay distributions to our stockholders and our ability to dispose of our investments are subject to national and local economic factors we cannot control or predict.
Our results of operations are subject to the risks of a national economic slowdown or downturn and other changes in local economic conditions. The following factors may have affected and may continue to affect income from our properties, our ability to acquire and dispose of properties, and yields from our properties:

•
poor economic times may result in defaults by tenants of our properties due to bankruptcy, lack of liquidity, or operational failures. We may provide rent concessions, tenant improvement expenditures or reduced rental rates to maintain or increase occupancy levels;

•
fluctuations in property values as a result of increases or decreases in supply and demand, occupancies and rental rates may cause the properties that we acquire to decrease in value. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge or record a loss on sale in earnings;

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

•	increases in index rates and lender spreads or other regulatory or market factors affecting the banking and commercial mortgage-backed securities industries may increase overall borrowing costs;

•	one or more counterparties to our interest rate swaps could default on their obligations to us or could fail, increasing the risk that we may not realize the benefits of these instruments;

•	constricted access to credit may result in tenant defaults or non-renewals under leases;

•	layoffs may lead to a lower demand for medical services and cause vacancies to increase and a lack of future population and job growth may make it difficult to maintain or increase occupancy levels;

•
future disruptions in the financial markets, deterioration in economic conditions or a public health crisis, such as the COVID-19 pandemic, have resulted and may continue to result in lower occupancy in our facilities, increased vacancy rates for commercial real estate due to generally lower demand for rentable space, as well as oversupply of rentable space;

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

The length and severity of any economic slowdown or downturn cannot be predicted at this time. Our results of operations, our ability to pay distributions to our stockholders and our ability to dispose of our investments have been and we expect that we may continue to be negatively impacted to the extent an economic slowdown or downturn is prolonged or becomes more severe.

The COVID-19 pandemic has adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
In December 2019, COVID-19 was identified in Wuhan, China. This virus continues to spread globally including in the United States. As a result of the COVID-19 pandemic, we have experienced a decline in occupancy rates at our senior housing — RIDEA facilities. In addition, due to the shelter in place and quarantine restrictions, our property values, net operating income and revenues may decline, and our tenants, operating partners and managers may be limited in their ability to properly maintain our properties, generate income and/or service patients and residents. Additionally, the public perception of a risk of a pandemic or media coverage of the COVID-19 pandemic and related deaths or confirmed cases, or public perception of health risks linked to perceived regional healthcare safety in our senior housing or skilled nursing facilities, particularly if focused on regions in which our properties are located, may adversely affect us by reducing occupancy demand at our facilities. In addition, the COVID-19 pandemic has adversely impacted and may continue to adversely impact the ability of our medical office tenants, many of whom have been restricted in their ability to work, to pay their rent as and when due. We have also held discussions with our tenants, operating partners and managers and they have expressed their general concern about the uncertain economic condition. We believe that it is premature to determine the magnitude of the impact at this point.
Issues related to financing also are exacerbated in times of significant dislocation in the financial markets, such as those being experienced now related to the COVID-19 pandemic. It is possible our lenders will become unwilling or unable to provide us with financing, and we may not be able to replace the financing commitment of such lender on favorable terms, or at all. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. As a result, our lenders may revise the terms of such financings to us, which could adversely impact our liquidity and our ability to make payments on our existing obligations.
Furthermore, we and our co-sponsors and their employees that provide services to us rely on processes and activities that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to the COVID-19 pandemic, business practices have been modified with all or a portion of our co-sponsors’ employees working remotely from their homes to have our operations uninterrupted as much as possible. Additionally, technology in such employees’ homes may not be as robust as in our co-sponsors’ offices and could cause the networks, information systems, applications and other tools available to such employees to be more limited or less reliable than in our co-sponsors’ offices. The continuation of these work-from-home measures may introduce increased cybersecurity risk. These cybersecurity risks include greater phishing, malware and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, greater risk of a security breach resulting in destruction or misuse of valuable information and potential impairment of our ability to perform certain functions, all of which could expose us to risks of data or financial loss, litigation and liability and could disrupt our operations and the operations of any impacted third-parties.
The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted at this time, including new information which may emerge concerning the severity of the COVID-19 pandemic and the actions to contain the COVID-19 pandemic or treat its impact, among others. We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other things, its duration, the success of efforts to contain it and the impact of actions taken in response. For instance, recent government initiatives enacted to provide substantial financial support to businesses, such as the Payroll Protection Program and deferral of payroll tax payments program within the CARES Act, could provide helpful mitigation for us and certain of our tenants, operating partners and managers. The ultimate impact of the CARES Act, however, is not yet clear. While we are not able at this time to estimate the impact of the COVID-19 pandemic on our financial and operational results, it could be material.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.
Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

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

Griffin-American Healthcare REIT IV, Inc. (Registrant)

May 14, 2020	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

May 14, 2020	By:	/s/ BRIAN S. PEAY
Date		Brian S. Peay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)