Form 10-Q
period 2020-06-30
Griffin-American Healthcare REIT IV, Inc.
filed 2020-08-13
CIK 1632970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of August 7, 2020, there were 75,214,424 shares of Class T common stock and 5,624,027 shares of Class I common stock of Griffin-American Healthcare REIT IV, Inc. outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2020 and December 31, 2019

	June 30, 2020	December 31, 2019
ASSETS
Real estate investments, net	$944,092,000	$895,060,000
Cash and cash equivalents	20,585,000	15,290,000
Accounts and other receivables, net	3,322,000	4,608,000
Restricted cash	707,000	556,000
Real estate deposits	—	1,915,000
Identified intangible assets, net	73,365,000	74,023,000
Operating lease right-of-use assets, net	14,194,000	14,255,000
Other assets, net	66,729,000	62,620,000
Total assets	$1,122,994,000	$1,068,327,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$18,104,000	$26,070,000
Line of credit and term loans(1)	479,500,000	396,800,000
Accounts payable and accrued liabilities(1)	27,991,000	32,033,000
Accounts payable due to affiliates(1)	1,055,000	1,016,000
Identified intangible liabilities, net	1,440,000	1,601,000
Operating lease liabilities(1)	9,925,000	9,858,000
Security deposits, prepaid rent and other liabilities(1)	13,352,000	9,408,000
Total liabilities	551,367,000	476,786,000

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests (Note 11)	2,625,000	1,462,000

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Class T common stock, $0.01 par value per share; 900,000,000 shares authorized; 74,975,127 and 74,244,823 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	749,000	742,000
Class I common stock, $0.01 par value per share; 100,000,000 shares authorized; 5,624,179 and 5,655,051 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	56,000	56,000
Additional paid-in capital	726,516,000	719,894,000
Accumulated deficit	(159,366,000)	(130,613,000)
Total stockholders’ equity	567,955,000	590,079,000
Noncontrolling interest (Note 12)	1,047,000	—
Total equity	569,002,000	590,079,000
Total liabilities, redeemable noncontrolling interests and equity	$1,122,994,000	$1,068,327,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
As of June 30, 2020 and December 31, 2019
(Unaudited)

___________

(1)
Such liabilities of Griffin-American Healthcare REIT IV, Inc. as of June 30, 2020 and December 31, 2019 represented liabilities of Griffin-American Healthcare REIT IV Holdings, LP or its consolidated subsidiaries. Griffin-American Healthcare REIT IV Holdings, LP is a variable interest entity, or VIE, and a consolidated subsidiary of Griffin-American Healthcare REIT IV, Inc. The creditors of Griffin-American Healthcare REIT IV Holdings, LP or its consolidated subsidiaries do not have recourse against Griffin-American Healthcare REIT IV, Inc., except for the 2018 Credit Facility, as defined in Note 7, held by Griffin-American Healthcare REIT IV Holdings, LP in the amount of $479,500,000 and $396,800,000 as of June 30, 2020 and December 31, 2019, respectively, which is guaranteed by Griffin-American Healthcare REIT IV, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2020 and 2019
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Real estate revenue	$21,842,000	$18,880,000	$43,305,000	$34,027,000
Resident fees and services	16,834,000	11,493,000	32,915,000	22,188,000
Total revenues	38,676,000	30,373,000	76,220,000	56,215,000
Expenses:
Rental expenses	5,996,000	5,328,000	11,818,000	9,309,000
Property operating expenses	14,442,000	9,845,000	27,459,000	18,310,000
General and administrative	3,840,000	3,241,000	8,288,000	7,431,000
Acquisition related expenses	8,000	1,300,000	17,000	1,418,000
Depreciation and amortization	12,720,000	9,931,000	25,250,000	26,009,000
Total expenses	37,006,000	29,645,000	72,832,000	62,477,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)	(4,974,000)	(3,807,000)	(10,284,000)	(7,392,000)
Gain (loss) in fair value of derivative financial instruments	853,000	(3,021,000)	(3,752,000)	(4,999,000)
Income from unconsolidated entity	1,074,000	138,000	1,329,000	264,000
Other income	261,000	80,000	270,000	149,000
Loss before income taxes	(1,116,000)	(5,882,000)	(9,049,000)	(18,240,000)
Income tax expense	(39,000)	(7,000)	(39,000)	(10,000)
Net loss	(1,155,000)	(5,889,000)	(9,088,000)	(18,250,000)
Less: net loss attributable to noncontrolling interests	209,000	32,000	376,000	57,000
Net loss attributable to controlling interest	$(946,000)	$(5,857,000)	$(8,712,000)	$(18,193,000)
Net loss per Class T and Class I common share attributable to controlling interest — basic and diluted	$(0.01)	$(0.07)	$(0.11)	$(0.24)
Weighted average number of Class T and Class I common shares outstanding — basic and diluted	80,402,887	79,026,999	80,352,269	77,077,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Six Months Ended June 30, 2020 and 2019
(Unaudited)

	Three Months Ended June 30, 2020
	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE — March 31, 2020	80,574,630	$805,000	$726,258,000	$(150,398,000)	$576,665,000	$1,166,000	$577,831,000
Offering costs — common stock	—	—	63,000	—	63,000	—	63,000
Issuance of common stock under the DRIP	523,736	5,000	4,992,000	—	4,997,000	—	4,997,000
Issuance of vested and nonvested restricted common stock	7,500	—	14,000	—	14,000	—	14,000
Amortization of nonvested common stock compensation	—	—	41,000	—	41,000	—	41,000
Repurchase of common stock	(506,560)	(5,000)	(4,638,000)	—	(4,643,000)	—	(4,643,000)
Distributions to noncontrolling interest	—	—	—	—	—	(32,000)	(32,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(214,000)	—	(214,000)	—	(214,000)
Distributions declared ($0.10 per share)	—	—	—	(8,022,000)	(8,022,000)	—	(8,022,000)
Net loss	—	—	—	(946,000)	(946,000)	(87,000)	(1,033,000)	(1)
BALANCE — June 30, 2020	80,599,306	$805,000	$726,516,000	$(159,366,000)	$567,955,000	$1,047,000	$569,002,000

	Three Months Ended June 30, 2019
	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE — March 31, 2019	78,618,613	$786,000	$707,463,000	$(88,232,000)	$620,017,000
Issuance of common stock	(2,488)	—	(25,000)	—	(25,000)
Offering costs — common stock	—	—	118,000	—	118,000
Issuance of common stock under the DRIP	687,840	7,000	6,581,000	—	6,588,000
Issuance of vested and nonvested restricted common stock	7,500	—	14,000	—	14,000
Amortization of nonvested common stock compensation	—	—	39,000	—	39,000
Repurchase of common stock	(227,126)	(2,000)	(2,097,000)	—	(2,099,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(17,000)	—	(17,000)
Distributions declared ($0.15 per share)	—	—	—	(11,829,000)	(11,829,000)
Net loss	—	—	—	(5,857,000)	(5,857,000)	(1)
BALANCE — June 30, 2019	79,084,339	$791,000	$712,076,000	$(105,918,000)	$606,949,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Three and Six Months Ended June 30, 2020 and 2019
(Unaudited)

	Six Months Ended June 30, 2020
	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE — December 31, 2019	79,899,874	$798,000	$719,894,000	$(130,613,000)	$590,079,000	$—	$590,079,000
Offering costs — common stock	—	—	62,000	—	62,000	—	62,000
Issuance of common stock under the DRIP	1,198,492	12,000	11,422,000	—	11,434,000	—	11,434,000
Issuance of vested and nonvested restricted common stock	7,500	—	14,000	—	14,000	—	14,000
Amortization of nonvested common stock compensation	—	—	84,000	—	84,000	—	84,000
Repurchase of common stock	(506,560)	(5,000)	(4,638,000)	—	(4,643,000)	—	(4,643,000)
Contribution from noncontrolling interest	—	—	—	—	—	1,250,000	1,250,000
Distributions to noncontrolling interest	—	—	—	—	—	(32,000)	(32,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(322,000)	—	(322,000)	—	(322,000)
Distributions declared ($0.25 per share)	—	—	—	(20,041,000)	(20,041,000)	—	(20,041,000)
Net loss	—	—	—	(8,712,000)	(8,712,000)	(171,000)	(8,883,000)	(1)
BALANCE — June 30, 2020	80,599,306	$805,000	$726,516,000	$(159,366,000)	$567,955,000	$1,047,000	$569,002,000

	Six Months Ended June 30, 2019
	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE — December 31, 2018	69,254,971	$692,000	$621,759,000	$(64,779,000)	$557,672,000
Issuance of common stock	8,885,558	89,000	88,640,000	—	88,729,000
Offering costs — common stock	—	—	(7,451,000)	—	(7,451,000)
Issuance of common stock under the DRIP	1,296,119	13,000	12,444,000	—	12,457,000
Issuance of vested and nonvested restricted common stock	7,500	—	14,000	—	14,000
Amortization of nonvested common stock compensation	—	—	78,000	—	78,000
Repurchase of common stock	(359,809)	(3,000)	(3,366,000)	—	(3,369,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(42,000)	—	(42,000)
Distributions declared ($0.30 per share)	—	—	—	(22,946,000)	(22,946,000)
Net loss	—	—	—	(18,193,000)	(18,193,000)	(1)
BALANCE — June 30, 2019	79,084,339	$791,000	$712,076,000	$(105,918,000)	$606,949,000
___________

(1)
Amount excludes $122,000 and $32,000 for the three months ended June 30, 2020 and 2019, respectively, and $205,000 and $57,000 for the six months ended June 30, 2020 and 2019, respectively, of net loss attributable to redeemable noncontrolling interests. See Note 11, Redeemable Noncontrolling Interests, for a further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2020 and 2019
(Unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,088,000)	$(18,250,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,250,000	26,009,000
Other amortization	1,392,000	1,326,000
Deferred rent	(2,351,000)	(733,000)
Stock based compensation	98,000	92,000
Income from unconsolidated entity	(1,329,000)	(264,000)
Distributions of earnings from unconsolidated entity	—	154,000
Bad debt expense	—	781,000
Deferred income taxes	39,000	10,000
Change in fair value of derivative financial instruments	3,752,000	4,999,000
Changes in operating assets and liabilities:
Accounts and other receivables	1,286,000	605,000
Other assets	(1,458,000)	646,000
Accounts payable and accrued liabilities	2,078,000	2,460,000
Accounts payable due to affiliates	41,000	108,000
Security deposits, prepaid rent, operating lease and other liabilities	(663,000)	(843,000)
Net cash provided by operating activities	19,047,000	17,100,000
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate investments	(67,932,000)	(66,749,000)
Capital expenditures	(4,616,000)	(2,216,000)
Investment in unconsolidated entity	—	(600,000)
Distributions in excess of earnings from unconsolidated entity	—	572,000
Real estate deposits	—	1,000,000
Pre-acquisition expenses	—	(46,000)
Net cash used in investing activities	(72,548,000)	(68,039,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on mortgage loans payable	(8,017,000)	(286,000)
Borrowings under the line of credit and term loans	137,800,000	73,400,000
Payments on the line of credit and term loans	(55,100,000)	(79,500,000)
Deferred financing costs	(43,000)	(64,000)
Proceeds from issuance of common stock	—	90,477,000
Contribution from noncontrolling interest	1,250,000	—
Distributions to noncontrolling interest	(32,000)	—
Contributions from redeemable noncontrolling interest	1,118,000	151,000
Distributions to redeemable noncontrolling interests	(72,000)	—
Repurchase of common stock	(4,643,000)	(3,369,000)
Payment of offering costs	(3,278,000)	(15,787,000)
Security deposits	6,000	(105,000)
Distributions paid	(10,042,000)	(10,039,000)
Net cash provided by financing activities	58,947,000	54,878,000
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5,446,000	3,939,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	15,846,000	14,590,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$21,292,000	$18,529,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Six Months Ended June 30, 2020 and 2019
(Unaudited)

	Six Months Ended June 30,
	2020	2019
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period:
Cash and cash equivalents	$15,290,000	$14,388,000
Restricted cash	556,000	202,000
Cash, cash equivalents and restricted cash	$15,846,000	$14,590,000
End of period:
Cash and cash equivalents	$20,585,000	$18,236,000
Restricted cash	707,000	293,000
Cash, cash equivalents and restricted cash	$21,292,000	$18,529,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$9,428,000	$5,971,000
Income taxes	$18,000	$19,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Investing Activities:
Accrued capital expenditures	$2,309,000	$4,731,000
Tenant improvement overage	$625,000	$188,000
Accrued pre-acquisition expenses	$—	$226,000
The following represents the increase in certain assets and liabilities in connection with our acquisitions of real estate investments:
Right-of-use asset	$—	$2,167,000
Other assets	$196,000	$20,000
Mortgage loan payable, net	$—	$9,735,000
Accounts payable and accrued liabilities	$201,000	$534,000
Operating lease liability	$—	$4,489,000
Security deposits and prepaid rent	$11,000	$694,000
Financing Activities:
Issuance of common stock under the DRIP	$11,434,000	$12,457,000
Distributions declared but not paid	$2,651,000	$3,909,000
Accrued stockholder servicing fee	$9,270,000	$15,977,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended June 30, 2020 and 2019
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
On January 18, 2019, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $100,000,000 of additional shares of our common stock to be issued pursuant to the DRIP, or the 2019 DRIP Offering. The Registration Statement on Form S-3 was automatically effective with the United States Securities and Exchange Commission, or the SEC, upon its filing. We commenced offering shares pursuant to the 2019 DRIP Offering on March 1, 2019, following the termination of our initial offering on February 15, 2019. See Note 12, Equity — Distribution Reinvestment Plan, for a further discussion. As of June 30, 2020, a total of $33,043,000 in distributions were reinvested that resulted in 3,458,656 shares of our common stock being issued pursuant to the 2019 DRIP Offering. We collectively refer to the DRIP portion of our initial offering and the 2019 DRIP Offering as our DRIP Offerings.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We currently operate through four reportable business segments: medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities. As of June 30, 2020, we had completed 46 property acquisitions whereby we owned 89 properties, comprising 94 buildings, or approximately 4,863,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $1,089,071,000. As of June 30, 2020, we also owned a 6.0% interest in a joint venture which owns a portfolio of integrated senior health campuses and ancillary businesses.
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
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of June 30, 2020 and December 31, 2019, we owned greater than a 99.99% general partnership interest therein. Our advisor is a limited partner, and as of June 30, 2020 and December 31, 2019, owned less than a 0.01% noncontrolling limited partnership interest in our operating partnership.
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
Use of Estimates
The preparation of our accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities, at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, the initial and recurring valuation of certain assets acquired and liabilities assumed through property acquisitions, allowance for credit losses, impairment of long-lived assets and contingencies. These estimates are made

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.
Revenue Recognition — Resident Fees and Services Revenue
Disaggregation of Resident Fees and Services Revenue
The following tables disaggregate our resident fees and services revenue by line of business, according to whether such revenue is recognized at a point in time or over time:

	Three Months Ended June 30,
	2020			2019
	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Senior housing — RIDEA	$150,000	$16,684,000	$16,834,000	$175,000	$11,318,000	$11,493,000

	Six Months Ended June 30,
	2020			2019
	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Senior housing — RIDEA	$572,000	$32,343,000	$32,915,000	$357,000	$21,831,000	$22,188,000
The following tables disaggregate our resident fees and services revenue by payor class:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Private and other payors	$15,093,000	$10,015,000	$29,466,000	$19,102,000
Medicaid	1,741,000	1,478,000	3,449,000	3,086,000
Total resident fees and services	$16,834,000	$11,493,000	$32,915,000	$22,188,000
Accounts Receivable, Net — Resident Fees and Services
The beginning and ending balances of accounts receivable, net — resident fees and services are as follows:

	Medicaid	Private and Other Payors	Total
Beginning balance — January 1, 2020	$3,154,000	$650,000	$3,804,000
Ending balance — June 30, 2020	2,370,000	967,000	3,337,000
(Decrease)/increase	$(784,000)	$317,000	$(467,000)
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
Resident receivables are carried net of an allowance for credit losses. An allowance is maintained for estimated losses resulting from the inability of residents and payors to meet the contractual obligations under their lease or service agreements. Substantially all of such allowances are recorded as direct reductions of resident fees and services revenue as contractual adjustments provided to third-party payors or implicit price concessions in our accompanying condensed consolidated statements of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the residents’ financial condition, security deposits, cash collection patterns by payor and by state, current economic conditions, future expectations in estimating credit losses and other relevant factors. Tenant receivables and unbilled deferred rent receivables are reduced for uncollectible amounts, which are recognized as direct reductions of real estate revenue in our accompanying condensed consolidated statements of operations.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of June 30, 2020 and December 31, 2019, we had $1,330,000 and $902,000, respectively, in allowances, which was determined necessary to reduce receivables by our expected future credit losses. For the six months ended June 30, 2020 and 2019, we increased allowances by $541,000 and $1,406,000, respectively, and reduced allowances for collections or adjustments by $74,000 and $721,000, respectively. For the six months ended June 30, 2020 and 2019, $39,000 and $332,000, respectively, of our receivables were written off against the related allowances.
Income Taxes
We qualified, and elected to be taxed, as a REIT under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2016, and we intend to continue to qualify to be taxed as a REIT. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute to our stockholders a minimum percentage of our annual taxable income, excluding net capital gains. Such distributions are required to be paid at least 20.0% in cash and 80.0% in stock. In May 2020, in response to the coronavirus, or COVID-19, pandemic, the Internal Revenue Service, or IRS, temporarily reduced the cash distribution requirement from a minimum of 90.0% of our taxable income to a minimum of 10.0%, which is applicable with respect to the aggregate distributions declared on or after April 1, 2020 until December 31, 2020. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
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
We may be subject to certain state and local income taxes on our income, property or net worth in some jurisdictions, and in certain circumstances we may also be subject to federal excise taxes on undistributed income. In addition, certain activities that we undertake are conducted by subsidiaries, which we elected to be treated as taxable REIT subsidiaries, or TRS, to allow us to provide services that would otherwise be considered impermissible for REITs. Accordingly, we recognize income tax benefit or expense for the federal, state and local income taxes incurred by our TRS.
We follow ASC Topic 740, Income Taxes, or ASC Topic 740, to recognize, measure, present and disclose in our accompanying condensed consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of and for the six months ended June 30, 2020 and 2019, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.
We account for deferred income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, we determine deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets reflect the impact of the future deductibility of operating loss carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes us to change our judgment about the realizability of the related deferred tax asset, is included in income tax benefit or expense in our accompanying condensed consolidated statements of operations when such changes occur. Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes us to change our judgment about expected future tax consequences of events, is recorded in income tax benefit or expense in our accompanying condensed consolidated statements of operations.
Deferred tax assets are included in other assets, net, and deferred tax liabilities are included in security deposits, prepaid rent and other liabilities, in our accompanying condensed consolidated balance sheets.
See Note 15, Income Taxes, for a further discussion.
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update, or ASU, 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, or ASU 2020-04, which provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-bank Offered Rate, or LIBOR, or another reference rate expected to be discontinued. ASU 2020-04 is effective for fiscal years and

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

interim periods beginning after March 12, 2020 through December 31, 2022. We are currently evaluating this guidance to determine the impact on our disclosures.
In April 2020, the FASB issued a question and answer document, or the Lease Modification Q&A, to provide guidance for the application of lease accounting modifications within ASC Topic 842, Leases, or ASC Topic 842, to lease concessions granted by lessors related to the effects of the COVID-19 pandemic. Lease accounting modification guidance in ASC Topic 842 addresses routine changes or enforceable rights and obligations to lease terms as a result of negotiations between the lessor and the lessee; however, the guidance does not take into consideration concessions granted to address sudden liquidity constraints of lessees arising from the COVID-19 pandemic. The underlying premise of ASC Topic 842 requires a modified lease to be accounted for as a new lease if the modified terms and conditions affect the economics of the lease for the remainder of the lease term. Further, a lease modification resulting from lease concessions would require the application of the modification framework pursuant to ASC Topic 842 on a lease-by-lease basis. The potential large volume of contracts to be assessed due to the COVID-19 pandemic may be burdensome and complex for entities to evaluate the lease modification accounting for each lease. Therefore, the Lease Modification Q&A allows entities to elect to account for lease concessions related to the effects of the COVID-19 pandemic as if they were granted under the enforceable rights included in the original contract and are outside of the lease modification framework pursuant to ASC Topic 842. Such election is available for lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee (e.g., total payments required by the modified contract being substantially the same as or less than total payments required by the original contract) and is to be applied consistently to leases with similar characteristics and circumstances.
As a result of the COVID-19 pandemic, we have granted lease concessions to an insignificant number of tenants within our medical office building segment, such as in the form of rent abatements with lease term extensions and rent payment deferrals requiring payment within one year. Such concessions were not material to our condensed consolidated financial statements, and as such, we elected not to apply the relief from lease modification accounting provided in the Lease Modification Q&A. We evaluate each lease concession granted as a result of COVID-19 to determine whether the concession reflects: (i) a resolution of contractual rights in the original lease and is thus outside of the lease modification framework of ASC Topic 842; or (ii) a modification for which we would be required to apply the lease modification framework of ASC Topic 842. The application of the lease modification framework of ASC Topic 842 to lease concessions granted due to the effects of the COVID-19 pandemic did not have a material impact on our condensed consolidated financial statements.
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Building and improvements	$891,372,000	$836,091,000
Land	111,003,000	103,371,000
Furniture, fixtures and equipment	8,239,000	6,656,000
	1,010,614,000	946,118,000
Less: accumulated depreciation	(66,522,000)	(51,058,000)
Total	$944,092,000	$895,060,000

Depreciation expense for the three months ended June 30, 2020 and 2019 was $7,893,000 and $6,490,000, respectively, and for the six months ended June 30, 2020 and 2019 was $15,732,000 and $13,450,000, respectively. In addition to the property acquisition transactions discussed below, for the three and six months ended June 30, 2020, we incurred capital expenditures of $1,796,000 and $2,947,000, respectively, for our medical office buildings, $961,000 and $1,366,000, respectively, for our senior housing — RIDEA facilities and $125,000 and $657,000, respectively, for our skilled nursing facilities. We did not incur any capital expenditures for our senior housing facilities for the three and six months ended June 30, 2020.
In June 2020, we paid an earn-out of $1,483,000 in connection with Overland Park MOB, originally purchased in August 2019, which we capitalized and included in real estate investments, net in our accompanying condensed consolidated balance sheets. Such amount was paid upon the condition being met for an existing tenant to lease and occupy additional space. In addition, we paid our advisor a base acquisition fee, as defined in Note 13, Related Party Transactions — Acquisition and Development Stage — Acquisition Fee, of $34,000, or 2.25% of the earn-out amount.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Acquisitions in 2020
For the six months ended June 30, 2020, using cash on hand and debt financing, we completed the acquisition of seven buildings from unaffiliated third parties. The following is a summary of our property acquisitions for the six months ended June 30, 2020:

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

We accounted for our property acquisitions completed for the six months ended June 30, 2020 as asset acquisitions. We incurred and capitalized base acquisition fees and direct acquisition related expenses of $2,538,000. The following table summarizes the purchase price of the assets acquired at the time of acquisition from our property acquisitions in 2020 based on their relative fair values:

2020 Acquisitions
Building and improvements	$49,792,000
Land	7,632,000
In-place leases	8,974,000
Furniture, fixtures and equipment	854,000
Total assets acquired	$67,252,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

4. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Amortized intangible assets:
In-place leases, net of accumulated amortization of $25,021,000 and $18,273,000 as of June 30, 2020 and December 31, 2019, respectively (with a weighted average remaining life of 8.7 years and 9.5 years as of June 30, 2020 and December 31, 2019, respectively)	$70,212,000	$70,650,000
Above-market leases, net of accumulated amortization of $829,000 and $609,000 as of June 30, 2020 and December 31, 2019, respectively (with a weighted average remaining life of 9.2 years and 9.5 years as of June 30, 2020 and December 31, 2019, respectively)	2,805,000	3,025,000
Unamortized intangible assets:
Certificates of need	348,000	348,000
Total	$73,365,000	$74,023,000
Amortization expense on identified intangible assets for the three months ended June 30, 2020 and 2019 was $4,877,000 and $3,480,000, respectively, which included $110,000 and $68,000, respectively, of amortization recorded against real estate revenue for above-market leases in our accompanying condensed consolidated statements of operations. Amortization expense on identified intangible assets for the six months ended June 30, 2020 and 2019 was $9,633,000 and $12,622,000, respectively, which included $220,000 and $115,000, respectively, of amortization recorded against real estate revenue for above-market leases in our accompanying condensed consolidated statements of operations.
The aggregate weighted average remaining life of the identified intangible assets was 8.7 years and 9.5 years as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, estimated amortization expense on the identified intangible assets for the six months ending December 31, 2020 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2020	$9,203,000
2021	11,981,000
2022	8,648,000
2023	7,384,000
2024	6,155,000
Thereafter	29,646,000
Total	$73,017,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

5. Other Assets, Net
Other assets, net consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Investment in unconsolidated entity	$48,345,000	$47,016,000
Deferred rent receivables	10,368,000	8,018,000
Prepaid expenses and deposits	3,269,000	2,380,000
Deferred financing costs, net of accumulated amortization of $2,456,000 and $1,517,000 as of June 30, 2020 and December 31, 2019, respectively(1)	2,664,000	3,583,000
Lease commissions, net of accumulated amortization of $279,000 and $174,000 as of June 30, 2020 and December 31, 2019, respectively	2,083,000	1,623,000
Total	$66,729,000	$62,620,000
___________

(1)	Deferred financing costs only include costs related to our line of credit and term loans. See Note 7, Line of Credit and Term Loans, for a further discussion.
Amortization expense on deferred financing costs of our line of credit and term loans for the three months ended June 30, 2020 and 2019 was $470,000 and $562,000, respectively, and for the six months ended June 30, 2020 and 2019 was $939,000 and $1,122,000, respectively, which is recorded to interest expense in our accompanying condensed consolidated statements of operations. Amortization expense on lease commissions for the three months ended June 30, 2020 and 2019 was $60,000 and $29,000, respectively, and for the six months ended June 30, 2020 and 2019 was $105,000 and $52,000, respectively.
As of June 30, 2020 and December 31, 2019, the unamortized basis difference of our joint venture investment in an unconsolidated entity of $17,019,000 and $17,248,000, respectively, is primarily attributable to the difference between the amount for which we purchased our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the entity. This difference is being amortized over the remaining useful life of the related assets and included in income or loss from unconsolidated entity in our accompanying condensed consolidated statements of operations.
6. Mortgage Loans Payable, Net
As of June 30, 2020 and December 31, 2019, mortgage loans payable were $19,082,000 ($18,104,000, net of discount/premium and deferred financing costs) and $27,099,000 ($26,070,000, net of discount/premium and deferred financing costs), respectively. As of June 30, 2020, we had three fixed-rate mortgage loans with interest rates ranging from 3.67% to 5.25% per annum, maturity dates ranging from April 1, 2025 to February 1, 2051 and a weighted average effective interest rate of 3.94%. As of December 31, 2019, we had four fixed-rate mortgage loans with interest rates ranging from 3.67% to 5.25% per annum, maturity dates ranging from April 1, 2020 to February 1, 2051 and a weighted average effective interest rate of 4.18%.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

In January 2020, we paid off a mortgage loan payable with a principal balance of $7,738,000, which had an original maturity date of April 1, 2020. We did not incur any prepayment penalties or fees in connection with such payoff. The following table reflects the changes in the carrying amount of mortgage loans payable, net for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Beginning balance	$26,070,000	$16,892,000
Additions:
Assumption of mortgage loan payable, net	—	9,735,000
Amortization of deferred financing costs	26,000	39,000
Amortization of discount/premium on mortgage loans payable	25,000	17,000
Deductions:
Scheduled principal payments on mortgage loans payable	(8,017,000)	(286,000)
Deferred financing costs	—	(27,000)
Ending balance	$18,104,000	$26,370,000
As of June 30, 2020, the principal payments due on our mortgage loans payable for the six months ending December 31, 2020 and for each of the next four years ending December 31 and thereafter were as follows:

Year	Amount
2020	$301,000
2021	622,000
2022	651,000
2023	680,000
2024	711,000
Thereafter	16,117,000
Total	$19,082,000
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
As of both June 30, 2020 and December 31, 2019, our aggregate borrowing capacity under the 2018 Credit Facility was $530,000,000. As of June 30, 2020 and December 31, 2019, borrowings outstanding totaled $479,500,000 and $396,800,000, respectively, and the weighted average interest rate on such borrowings outstanding was 2.14% and 3.50%, respectively, per annum.
8. Derivative Financial Instruments
We record derivative financial instruments in our accompanying condensed consolidated balance sheets as either an asset or a liability measured at fair value. The following table lists the derivative financial instruments held by us as of June 30, 2020 and December 31, 2019, which are included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets:

					Fair Value
Instrument	Notional Amount	Index	Interest Rate	Maturity Date	June 30, 2020	December 31, 2019
Swap	$139,500,000	one month LIBOR	2.49%	11/19/21	$(4,537,000)	$(2,441,000)
Swap	58,800,000	one month LIBOR	2.49%	11/19/21	(1,912,000)	(1,029,000)
Swap	36,700,000	one month LIBOR	2.49%	11/19/21	(1,193,000)	(642,000)
Swap	15,000,000	one month LIBOR	2.53%	11/19/21	(495,000)	(273,000)
	$250,000,000				$(8,137,000)	$(4,385,000)
As of both June 30, 2020 and December 31, 2019, none of our derivative financial instruments were designated as hedges. For the three months ended June 30, 2020 and 2019, we recorded $853,000 and $(3,021,000), respectively, and for the six months ended June 30, 2020 and 2019, we recorded $(3,752,000) and $(4,999,000), respectively, as a decrease (increase) to interest expense in our accompanying condensed consolidated statements of operations related to the change in the fair value of our derivative financial instruments.
See Note 14, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

9. Identified Intangible Liabilities, Net
As of June 30, 2020 and December 31, 2019, identified intangible liabilities, net consisted of below-market leases of $1,440,000 and $1,601,000, respectively, net of accumulated amortization of $541,000 and $702,000, respectively. Amortization expense on below-market leases for the three months ended June 30, 2020 and 2019 was $69,000 and $107,000, respectively, and for the six months ended June 30, 2020 and 2019 was $161,000 and $209,000, respectively, which was recorded to real estate revenue in our accompanying condensed consolidated statements of operations.
The weighted average remaining life of below-market leases was 11.5 years and 11.3 years as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, estimated amortization expense on below-market leases for the six months ending December 31, 2020 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2020	$138,000
2021	243,000
2022	217,000
2023	207,000
2024	161,000
Thereafter	474,000
Total	$1,440,000
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
Impact of the COVID-19 Pandemic
The COVID-19 pandemic is dramatically impacting the United States and has resulted in an aggressive worldwide effort to contain the spread of the virus. These efforts have significantly and adversely disrupted economic markets and impacted commercial activity worldwide, including markets in which we own and/or operate properties, and the prolonged economic impact remains uncertain. In addition, the rapidly evolving nature of the COVID-19 pandemic makes it difficult to ascertain the long-term impact it will have on real estate markets and our portfolio of investments. Considerable uncertainty still surrounds the COVID-19 pandemic and its effects on the population, as well as the effectiveness of any responses taken on a national and local level by government authorities and businesses. In particular, government-imposed business closures and re-opening restrictions have dramatically impacted the operations of our real estate investments and our tenants across the country, such as creating declines in resident occupancy. Further, our senior housing facilities are also experiencing dramatic increases in costs to care for residents, particularly increased labor costs to maintain staffing levels to care for the aged population during this crisis, costs of COVID-19 testing of employees and residents and costs to procure the volume of personal protective equipment and other supplies required.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We have not received or recognized in our consolidated financial statements any stimulus funds from federal, state or local governments or from any healthcare-related regulators related to the COVID-19 pandemic. However, we have taken actions to strengthen our balance sheet and preserve liquidity in response to the COVID-19 pandemic risks. Since March 2020, we have postponed non-essential capital expenditures, reduced the stockholder distribution rate and partially suspended our share repurchase plan. We are continuously monitoring the impact of the COVID-19 pandemic on our business, residents, tenants, operating partners, managers, portfolio of investments and on the United States and global economies. While there were no material adjustments to our condensed consolidated financial statements as of and during the six months ended June 30, 2020, the prolonged duration and impact of the COVID-19 pandemic could materially affect our financial performance. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Which May Influence Results of Operations, for a further discussion of the adverse impact the COVID-19 pandemic has had on our business operations.
11. Redeemable Noncontrolling Interests
As of both June 30, 2020 and December 31, 2019, our advisor owned all of the 208 limited partnership units outstanding in our operating partnership. As of both June 30, 2020 and December 31, 2019, we owned greater than a 99.99% general partnership interest in our operating partnership, and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. Our advisor is entitled to special redemption rights of its limited partnership units. The noncontrolling interest of our advisor in our operating partnership, which has redemption features outside of our control, is accounted for as a redeemable noncontrolling interest and is presented outside of permanent equity in our accompanying condensed consolidated balance sheets. See Note 13, Related Party Transactions — Liquidity Stage — Subordinated Participation Interest — Subordinated Distribution Upon Listing, and Note 13, Related Party Transactions — Subordinated Distribution Upon Termination, for a further discussion of the redemption features of the limited partnership units.
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
We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions; or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the six months ended June 30, 2020 and 2019:

	June 30,
	2020	2019
Beginning balance	$1,462,000	$1,371,000
Additions	1,118,000	151,000
Distributions	(72,000)	—
Fair value adjustment to redemption value	322,000	42,000
Net loss attributable to redeemable noncontrolling interests	(205,000)	(57,000)
Ending balance	$2,625,000	$1,507,000
12. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of both June 30, 2020 and December 31, 2019, no shares of our preferred stock were issued and outstanding.
Common Stock
Our charter authorizes us to issue 1,000,000,000 shares of our common stock, par value $0.01 per share, whereby 900,000,000 shares are classified as Class T common stock and 100,000,000 shares are classified as Class I common stock. Each share of our common stock, regardless of class, will be entitled to one vote per share on matters presented to the common stockholders for approval; provided, however, that stockholders of one share class shall have exclusive voting rights on any

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

amendment to our charter that would alter only the contract rights of that share class, and no stockholders of another share class shall be entitled to vote thereon. On February 6, 2015, our advisor acquired shares of our Class T common stock for total cash consideration of $200,000 and was admitted as our initial stockholder. We used the proceeds from the sale of shares of our Class T common stock to our advisor to make an initial capital contribution to our operating partnership. As of both June 30, 2020 and December 31, 2019, our advisor owned 20,833 shares of our Class T common stock. On February 15, 2019, we terminated our initial offering. We continue to offer shares of our common stock pursuant to the 2019 DRIP Offering. See the “Distribution Reinvestment Plan” section below for a further discussion.
Through June 30, 2020, we had issued 75,639,681 aggregate shares of our Class T and Class I common stock in connection with the primary portion of our initial offering and 6,712,191 aggregate shares of our Class T and Class I common stock pursuant to our DRIP Offerings. We also granted an aggregate of 90,000 shares of our restricted Class T common stock to our independent directors and repurchased 1,863,399 shares of our common stock under our share repurchase plan through June 30, 2020. As of June 30, 2020 and December 31, 2019, we had 80,599,306 and 79,899,874 aggregate shares of our Class T and Class I common stock, respectively, issued and outstanding.
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

Approval Date by our Board	Established Per Share NAV (Unaudited)
04/06/18	$9.65
04/04/19	$9.54
04/02/20	$9.54
For the three months ended June 30, 2020 and 2019, $4,997,000 and $6,588,000, respectively, in distributions were reinvested and 523,736 and 687,840 shares of our common stock, respectively, were issued pursuant to our DRIP Offerings. For the six months ended June 30, 2020 and 2019, $11,434,000 and $12,457,000, respectively, in distributions were reinvested and 1,198,492 and 1,296,119 shares of our common stock, respectively, were issued pursuant to our DRIP Offerings. As of June 30, 2020 and December 31, 2019, a total of $64,064,000 and $52,630,000, respectively, in distributions were reinvested that resulted in 6,712,191 and 5,513,699 shares of our common stock, respectively, being issued pursuant to our DRIP Offerings.
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
Due to the impact the COVID-19 pandemic has had on the United States and globally, and the ongoing uncertainty of the severity and duration of the COVID-19 pandemic and its effects, our board decided to take steps to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects. As a result, on March 31, 2020 our board suspended our share repurchase plan with respect to all repurchase requests other than repurchases resulting from the death or qualifying disability of stockholders, beginning with share repurchase requests submitted for repurchase during the second quarter of 2020. Repurchase requests resulting from the death or qualifying disability of stockholders are not suspended, but shall remain subject to all terms and conditions of our share repurchase plan, including our board’s discretion to determine whether we have sufficient funds available to repurchase any shares. Our board shall determine if and when it is in the best interest of our company and stockholders to reinstate our share repurchase plan for additional stockholders.
For the three months ended June 30, 2020 and 2019, we repurchased 506,560 and 227,126 shares of our common stock, respectively, for an aggregate of $4,643,000 and $2,099,000, respectively, at an average repurchase price of $9.17 and $9.24 per share, respectively. For the six months ended June 30, 2020 and 2019, we repurchased 506,560 and 359,809 shares of our common stock, respectively, for an aggregate of $4,643,000 and $3,369,000, respectively, at an average repurchase price of $9.17 and $9.36 per share, respectively. As of June 30, 2020 and December 31, 2019, we cumulatively repurchased 1,863,399 and 1,356,839 shares of our common stock, respectively, for an aggregate of $17,299,000 and $12,656,000, respectively, at an average repurchase price of $9.28 and $9.33 per share, respectively. In July 2020, we repurchased 71,551 shares of our common stock, for an aggregate of $706,000, at an average repurchase price of $9.87 per share. All shares were repurchased using the cumulative proceeds we received from the sale of shares of our common stock pursuant to our DRIP Offerings.
2015 Incentive Plan
We adopted the 2015 Incentive Plan, or our incentive plan, pursuant to which our board, or a committee of our independent directors, may make grants of options, restricted shares of common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 4,000,000 shares. For both the six months ended June 30, 2020 and 2019, we granted an aggregate of 7,500 shares of our restricted Class T common stock at a weighted average grant date fair value of $9.54 per share to our independent directors in connection with their re-election to our board. Such shares vested 20.0% immediately on the grant date and 20.0% will vest on each of the first four anniversaries of the grant date. For the three months ended June 30, 2020 and 2019, we recognized stock compensation expense of $55,000 and $53,000, respectively, and for the six months ended June 30, 2020 and 2019, we recognized stock compensation expense of $98,000 and $92,000 respectively, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
Offering Costs
Selling Commissions
Through the termination of our initial offering on February 15, 2019, we generally paid our dealer manager selling commissions of up to 3.0% of the gross offering proceeds from the sale of Class T shares of our common stock pursuant to the primary portion of our initial offering. No selling commissions were payable on Class I shares or shares of our common stock sold pursuant to our DRIP Offerings. Following the termination of our initial offering, we no longer incur additional selling commissions. For the six months ended June 30, 2019, we incurred $2,241,000 in selling commissions to our dealer manager. Such commissions were charged to stockholders’ equity as such amounts were paid to our dealer manager from the gross proceeds of our initial offering.

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
Following the termination of our initial offering on February 15, 2019, we no longer incur additional dealer manager fees. For the six months ended June 30, 2019, we incurred $759,000 in dealer manager fees to our dealer manager. Such fees were charged to stockholders’ equity as such amounts were paid to our dealer manager or its affiliates from the gross proceeds of our initial offering. See Note 13, Related Party Transactions — Offering Stage — Dealer Manager Fee, for a further discussion of the dealer manager fee funded by our advisor.
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
Following the termination of our initial offering on February 15, 2019, we no longer incur additional stockholder servicing fees. For the six months June 30, 2019, we incurred $2,602,000 in stockholder servicing fees to our dealer manager. As of June 30, 2020 and December 31, 2019, we accrued $9,270,000 and $12,610,000, respectively, in connection with the stockholder servicing fee payable, which is included in accounts payable and accrued liabilities with a corresponding offset to stockholders’ equity in our accompanying condensed consolidated balance sheets.
Noncontrolling Interest
In connection with our acquisition of Louisiana Senior Housing Portfolio in January 2020, we consolidated and owned approximately 90.0% of our joint venture with SSMG as of June 30, 2020. As such, 10.0% of the net earnings of the joint venture were allocated to noncontrolling interests in our accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2020, and the carrying amount of such noncontrolling interest is presented in total equity in our accompanying condensed consolidated balance sheets as of June 30, 2020. We did not have any noncontrolling interest in total equity for the six months ended June 30, 2019.
13. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and one of our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings; however, we are not affiliated with Griffin Capital, our dealer manager, Colony Capital or Mr. Flaherty. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. Our board, including a majority of our independent directors, has reviewed the material transactions between our affiliates and us during the six months ended June 30, 2020. Set forth below is a description of the transactions with affiliates. We believe that we have

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

executed all of the transactions set forth below on terms that are fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties. For the three months ended June 30, 2020 and 2019, we incurred $3,015,000 and $3,731,000, respectively, and for the six months ended June 30, 2020 and 2019, we incurred $7,299,000 and $8,148,000, respectively, in fees and expenses to our affiliates as detailed below.
Offering Stage
Dealer Manager Fee
Through the termination of our initial offering on February 15, 2019, with respect to shares of our Class T common stock, our dealer manager generally received a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of Class T shares of our common stock pursuant to the primary portion of our initial offering, of which 1.0% of the gross offering proceeds was funded by us and up to an amount equal to 2.0% of the gross offering proceeds was funded by our advisor. With respect to shares of our Class I common stock, prior to March 1, 2017, our dealer manager generally received a dealer manager fee up to 3.0% of the gross offering proceeds from the sale of Class I shares of our common stock pursuant to the primary portion of our initial offering, of which 1.0% of the gross offering proceeds was funded by us and an amount equal to 2.0% of the gross offering proceeds was funded by our advisor. Effective March 1, 2017 and through the termination of our initial offering on February 15, 2019, our dealer manager generally received a dealer manager fee up to an amount equal to 1.5% of the gross offering proceeds from the sale of Class I shares pursuant to the primary portion of our initial offering, all of which was funded by our advisor. Our advisor recouped the portion of the dealer manager fee it funded through the receipt from us of the Contingent Advisor Payment, as defined below, through the payment of acquisition fees as described below. No dealer manager fee was payable on shares of our common stock sold pursuant to our DRIP Offerings.
Following the termination of our initial offering on February 15, 2019, we no longer incur additional dealer manager fees. For the six months ended June 30, 2019, we incurred $1,687,000 payable to our advisor as part of the Contingent Advisor Payment in connection with the dealer manager fee that our advisor had incurred. Such fee was charged to stockholders’ equity as incurred with a corresponding offset to accounts payable due to affiliates in our accompanying condensed consolidated balance sheets. See Note 12, Equity — Offering Costs — Dealer Manager Fee, for a further discussion of the dealer manager fee funded by us.
Other Organizational and Offering Expenses
Through the termination of our initial offering on February 15, 2019, we incurred other organizational and offering expenses in connection with the primary portion of our initial offering (other than selling commissions, the dealer manager fee and the stockholder servicing fee) that were funded by our advisor. Our advisor recouped such expenses it funded through the receipt of the Contingent Advisor Payment from us, as described below, through the payment of acquisition fees. No other organizational and offering expenses were paid with respect to shares of our common stock sold pursuant to our DRIP Offerings.
Following the termination of our initial offering on February 15, 2019, we no longer incur additional other organizational and offering expenses. For the six months ended June 30, 2019, we incurred $112,000 payable to our advisor as part of the Contingent Advisor Payment in connection with the other organizational and offering expenses that our advisor had incurred. Such expenses were charged to stockholders’ equity as incurred with a corresponding offset to accounts payable due to affiliates in our accompanying condensed consolidated balance sheets.
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
The base acquisition fee in connection with the acquisition of real estate investments accounted for as business combinations is expensed as incurred and included in acquisition related expenses in our accompanying condensed consolidated statements of operations. The base acquisition fee in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments is capitalized as part of the associated investment in our accompanying condensed consolidated balance sheets. For the three months ended June 30, 2020 and 2019, we incurred base acquisition fees of $34,000 and $1,343,000, respectively, and for the six months ended June 30, 2020 and 2019, we incurred base acquisition fees of $1,440,000 and $1,741,000, respectively, to our advisor. As of both June 30, 2020 and December 31, 2019, we have paid $20,982,000 in Contingent Advisor Payments to our advisor and do not have any amounts outstanding due to our advisor. For a further discussion of amounts paid in connection with the Contingent Advisor Payment, see “Dealer Manager Fee” and “Other Organizational and Offering Expenses,” above.
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
For the three months ended June 30, 2020 and 2019, we incurred development fees of $2,000 and $1,000, respectively, and for the six months ended June 30, 2020 and 2019, we incurred development fees of $2,000 and $14,000, respectively, to our advisor, which was expensed as incurred and included in acquisition related expenses in our accompanying condensed consolidated statements of operations.
Reimbursement of Acquisition Expenses
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets, which are reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees, total development costs and real estate commissions paid to unaffiliated third parties will not exceed, in the aggregate, 6.0% of the contract purchase price of the property or real estate-related investments, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction. For the six months ended June 30, 2020 and 2019, such fees and expenses paid did not exceed 6.0% of the contract purchase price of our property acquisitions, except with respect to our acquisitions of Pinnacle Warrenton ALF, Glendale MOB, Missouri SNF Portfolio, Flemington MOB Portfolio and West Des Moines SNF, which excess fees and expenses were approved by our directors as set forth above.
Reimbursements of acquisition expenses in connection with the acquisition of real estate investments accounted for as business combinations are expensed as incurred and included in acquisition related expenses in our accompanying condensed consolidated statements of operations. Reimbursements of acquisition expenses in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments are capitalized as part of the associated investment in our accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2020, we incurred $0 and $1,000, respectively, in acquisition expenses to our advisor or its affiliates. For the three and six months ended June 30, 2019, we did not incur any acquisition expenses payable to our advisor or its affiliates.
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
For the three months ended June 30, 2020 and 2019, we incurred asset management fees of $2,435,000 and $2,003,000, respectively, and for the six months ended June 30, 2020 and 2019, we incurred asset management fees of $4,846,000 and $3,892,000, respectively, to our advisor, which are included in general and administrative in our accompanying condensed consolidated statements of operations.
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
Property management fees are included in property operating expenses and rental expenses in our accompanying condensed consolidated statements of operations. For the three months ended June 30, 2020 and 2019, we incurred property management fees of $375,000 and $293,000, respectively, and for the six months ended June 30, 2020 and 2019, we incurred property management fees of $724,000 and $553,000, respectively, to American Healthcare Investors.
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
Lease fees are capitalized as lease commissions, which are included in other assets, net in our accompanying condensed consolidated balance sheets, and amortized over the term of the lease. For the three months ended June 30, 2020 and 2019, we incurred lease fees of $86,000 and $40,000, respectively, and for the six months ended June 30, 2020 and 2019, we incurred lease fees of $137,000 and $50,000, respectively.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, we pay our advisor or its affiliates a construction management fee of up to 5.0% of the cost of such improvements. Construction management fees are capitalized as part of the associated asset and included in real estate investments, net in our accompanying condensed consolidated balance sheets or are expensed and included in our accompanying condensed consolidated statements of operations, as applicable. For the three months ended June 30, 2020 and 2019, we incurred construction management fees of $41,000 and $19,000, respectively, and for the six months ended June 30, 2020 and 2019, we incurred construction management fees of $64,000 and $26,000, respectively.
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
The following table reflects our operating expenses as a percentage of average invested assets and as a percentage of net income for the 12 month periods then ended:

	12 months ended June 30,
	2020	2019
Operating expenses as a percentage of average invested assets	1.2%	1.2%
Operating expenses as a percentage of net income	32.0%	40.6%
For the 12 months ended June 30, 2020 and 2019, our operating expenses did not exceed the aforementioned limitations as 2.0% of our average invested assets was greater than 25.0% of our net income. For the three months ended June 30, 2020 and 2019, our advisor incurred operating expenses on our behalf of $42,000 and $32,000, respectively, and for the six months ended June 30, 2020 and 2019, our advisor incurred operating expenses on our behalf of $85,000 and $73,000, respectively. Operating expenses are generally included in general and administrative in our accompanying condensed consolidated statements of operations.
Compensation for Additional Services
We pay our advisor and its affiliates for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated parties for similar services. For the three and six months ended June 30, 2020 and 2019, our advisor and its affiliates were not compensated for any additional services.
Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, we pay our advisor or its affiliates a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the three and six months ended June 30, 2020 and 2019, we did not incur any disposition fees to our advisor or its affiliates.
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, we will pay our advisor a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the remaining net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of: (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan); plus (ii) an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three and six months ended June 30, 2020 and 2019, we did not pay any such distributions to our advisor.
Subordinated Distribution Upon Listing
Upon the listing of shares of our common stock on a national securities exchange, in redemption of our advisor’s limited partnership units, we will pay our advisor a distribution equal to 15.0% of the amount by which: (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash equal to an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be received depend upon the market value of our

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

outstanding stock at the time of listing, among other factors. For the three and six months ended June 30, 2020 and 2019, we did not pay any such distributions to our advisor.
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
As of June 30, 2020 and December 31, 2019, we did not have any liability related to the subordinated distribution upon termination.
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
For the six months ended June 30, 2019, our officers invested the following amounts and we issued the following shares of our Class I common stock pursuant to the 2018 Stock Purchase Plans:

		Six Months Ended June 30, 2019
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of June 30, 2020 and December 31, 2019:

Fee	June 30, 2020	December 31, 2019
Asset management fees	$812,000	$768,000
Property management fees	142,000	145,000
Lease commissions	45,000	21,000
Construction management fees	40,000	65,000
Operating expenses	15,000	12,000
Acquisition and development fees	1,000	5,000
Total	$1,055,000	$1,016,000
14. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivative financial instruments	$—	$8,137,000	$—	$8,137,000
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
There were no transfers into or out of fair value measurement levels during the six months ended June 30, 2020 and 2019.

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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Although we have determined that the majority of the inputs used to value our derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of June 30, 2020, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The fair value of our mortgage loans payable and the 2018 Credit Facility is estimated using a discounted cash flow analysis using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that our mortgage loans payable and the 2018 Credit Facility are classified in Level 2 within the fair value hierarchy as reliance is placed on inputs other than quoted prices that are observable, such as interest rates and yield curves. The carrying amounts and estimated fair values of such financial instruments as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020		December 31, 2019
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Financial Liabilities:
Mortgage loans payable	$18,104,000	$21,703,000	$26,070,000	$26,677,000
Line of credit and term loans	$476,836,000	$480,850,000	$393,217,000	$396,891,000
___________

(1)	Carrying amount is net of any discount/premium and deferred financing costs.
15. Income Taxes
As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. We have elected to treat certain of our consolidated subsidiaries as TRS, pursuant to the Code. TRS may participate in services that would otherwise be considered impermissible for REITs and are subject to federal and state income tax at regular corporate tax rates.
On December 22, 2017, the United States government enacted comprehensive tax legislation pursuant to the Tax Cuts and Jobs Act of 2017, or the Tax Act. The Tax Act makes broad and complex changes to the United States tax code, including, but not limited to, reducing the United States federal corporate tax rate from 35.0% to 21.0%, eliminating the corporate alternative minimum tax and changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. The Tax Act is still unclear in some respects and could be subject to potential amendments and technical corrections. The federal income tax rules dealing with United States federal income taxation and REITs are constantly under review by persons involved in the legislative process, the IRS and the United States Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. As a result, the long-term impact of the Tax Act on the overall economy, government revenues, our tenants, us and the real estate industry cannot be reliably predicted at this time. We continue to work with our tax advisors to determine the full impact that the tax legislation as a whole will have on us.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was passed into law by the federal government that contains economic stimulus provisions, including the temporary removal of limitations on the deductibility of net operating losses, or NOL, modifications to the carryback periods of NOL, modifications to the business

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

interest deduction limitations and technical corrections to the tax depreciation recovery period for qualified improvement property. Accordingly, tax law changes within the CARES Act may impact income taxes accrued, deferred tax assets or liabilities and the associated valuation allowances included in our condensed consolidated financial statements, if any. We do not anticipate that tax law changes in the CARES Act will materially impact the computation of our taxable income, including our TRS. We also do not expect that we will realize a material tax benefit as a result of the changes to the provisions of the Code made by the CARES Act. We will continue to evaluate the tax impact of the CARES Act and any guidance provided by the United States Treasury Department, the IRS and other state and local regulatory authorities to our condensed consolidated financial statements.
The components of income tax expense for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Federal deferred	$(1,000,000)	$(391,000)	$(1,271,000)	$(668,000)
State deferred	(301,000)	(109,000)	(394,000)	(182,000)
Federal current	37,000	—	37,000	—
State current	2,000	7,000	2,000	10,000
Valuation allowance	1,301,000	500,000	1,665,000	850,000
Total income tax expense	$39,000	$7,000	$39,000	$10,000
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
We recognize the financial statement effects of an uncertain tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of both June 30, 2020 and December 31, 2019, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of both June 30, 2020 and December 31, 2019, our valuation allowance fully reserves the net deferred tax asset due to inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

16. Leases
Lessor
We have operating leases with tenants that expire at various dates through 2040. For the three months ended June 30, 2020 and 2019, we recognized $21,842,000 and $18,880,000 of real estate revenue, respectively, related to operating lease payments, of which $4,814,000 and $3,683,000, respectively, was for variable lease payments. For the six months ended June 30, 2020 and 2019, we recognized $43,305,000 and $34,027,000 of real estate revenue, respectively, related to operating lease payments, of which $9,269,000 and $6,708,000, respectively, was for variable lease payments. As of June 30, 2020, the following table sets forth the undiscounted cash flows for future minimum base rents due under operating leases for the six months ended December 31, 2020 and for each of the next four years ending December 31 and thereafter for the properties that we wholly own:

Year	Amount
2020	$31,944,000
2021	63,292,000
2022	60,510,000
2023	56,006,000
2024	50,504,000
Thereafter	307,628,000
Total	$569,884,000
Lessee
We have ground lease obligations that generally require fixed annual rental payments and may also include escalation clauses and renewal options. These leases expire at various dates through 2107, excluding extension options. Certain of our lease agreements include rental payments that are adjusted periodically based on the United States Bureau of Labor Statistics’ Consumer Price Index, and may include other variable lease costs (i.e., common area maintenance, property taxes and insurance). Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
For the three months ended June 30, 2020 and 2019, operating lease costs were $228,000 and $174,000, respectively, and for the six months ended June 30, 2020 and 2019, operating lease costs were $437,000 and $301,000, respectively, which are included in rental expenses in our accompanying condensed consolidated statements of operations. Such costs also include short-term leases and variable lease costs, which are immaterial. Additional information related to our operating leases for the periods presented below was as follows:

	June 30, 2020	December 31, 2019
Weighted average remaining lease term (in years)	80.0	80.4
Weighted average discount rate	5.74%	5.74%

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash outflows related to operating leases	$215,000	$157,000
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$4,489,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of June 30, 2020, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the six months ended December 31, 2020 and for each of the next four years ending December 31 and thereafter, as well as the reconciliation of those cash flows to operating lease liabilities on our accompanying condensed consolidated balance sheet:

Year	Amount
2020	$303,000
2021	523,000
2022	526,000
2023	530,000
2024	534,000
Thereafter	47,103,000
Total operating lease payments	49,519,000
Less: interest	39,594,000
Present value of operating lease liabilities	$9,925,000
17. Segment Reporting
As of June 30, 2020, we evaluated our business and made resource allocations based on four reportable business segments — medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities. Our medical office buildings are typically leased to multiple tenants under separate leases, thus requiring active management and responsibility for many of the associated operating expenses (much of which are, or can effectively be, passed through to the tenants). Our senior housing and skilled nursing facilities are primarily single-tenant properties for which we lease the facilities to unaffiliated tenants under triple-net and generally master leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Our senior housing — RIDEA properties include senior housing facilities that are owned and operated utilizing a RIDEA structure.
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
Interest expense, depreciation and amortization and other expenses not attributable to individual properties are not allocated to individual segments for purposes of assessing segment performance. Non-segment assets primarily consist of corporate assets including our joint venture investment in an unconsolidated entity, cash and cash equivalents, other receivables, real estate deposits and other assets not attributable to individual properties.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Summary information for the reportable segments during the three and six months ended June 30, 2020 and 2019 was as follows:

	Medical Office Buildings	Senior Housing — RIDEA	Skilled Nursing Facilities	Senior Housing	Three Months Ended June 30, 2020
Revenues:
Real estate revenue	$16,575,000	$—	$2,993,000	$2,274,000	$21,842,000
Resident fees and services	—	16,834,000	—	—	16,834,000
Total revenues	16,575,000	16,834,000	2,993,000	2,274,000	38,676,000
Expenses:
Rental expenses	5,619,000	—	182,000	195,000	5,996,000
Property operating expenses	—	14,442,000	—	—	14,442,000
Segment net operating income	$10,956,000	$2,392,000	$2,811,000	$2,079,000	$18,238,000
Expenses:
General and administrative					$3,840,000
Acquisition related expenses					8,000
Depreciation and amortization					12,720,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)					(4,974,000)
Gain in fair value of derivative financial instruments					853,000
Income from unconsolidated entity					1,074,000
Other income					261,000
Loss before income taxes					(1,116,000)
Income tax expense					(39,000)
Net loss					$(1,155,000)

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Medical Office Buildings	Senior Housing — RIDEA	Skilled Nursing Facilities	Senior Housing	Three Months Ended June 30, 2019
Revenues:
Real estate revenue	$13,163,000	$—	$2,993,000	$2,724,000	$18,880,000
Resident fees and services	—	11,493,000	—	—	11,493,000
Total revenues	13,163,000	11,493,000	2,993,000	2,724,000	30,373,000
Expenses:
Rental expenses	4,663,000	—	180,000	485,000	5,328,000
Property operating expenses	—	9,845,000	—	—	9,845,000
Segment net operating income	$8,500,000	$1,648,000	$2,813,000	$2,239,000	$15,200,000
Expenses:
General and administrative					$3,241,000
Acquisition related expenses					1,300,000
Depreciation and amortization					9,931,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)					(3,807,000)
Loss in fair value of derivative financial instruments					(3,021,000)
Income from unconsolidated entity					138,000
Other income					80,000
Loss before income taxes					(5,882,000)
Income tax expense					(7,000)
Net loss					$(5,889,000)

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Medical Office Buildings	Senior Housing — RIDEA	Skilled Nursing Facilities	Senior Housing	Six Months Ended June 30, 2020
Revenues:
Real estate revenue	$32,846,000	$—	$6,005,000	$4,454,000	$43,305,000
Resident fees and services	—	32,915,000	—	—	32,915,000
Total revenues	32,846,000	32,915,000	6,005,000	4,454,000	76,220,000
Expenses:
Rental expenses	11,009,000	—	334,000	475,000	11,818,000
Property operating expenses	—	27,459,000	—	—	27,459,000
Segment net operating income	$21,837,000	$5,456,000	$5,671,000	$3,979,000	$36,943,000
Expenses:
General and administrative					$8,288,000
Acquisition related expenses					17,000
Depreciation and amortization					25,250,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)					(10,284,000)
Loss in fair value of derivative financial instruments					(3,752,000)
Income from unconsolidated entity					1,329,000
Other income					270,000
Loss before income taxes					(9,049,000)
Income tax expense					(39,000)
Net loss					$(9,088,000)

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Medical Office Buildings	Senior Housing — RIDEA	Skilled Nursing Facilities	Senior Housing	Six Months Ended June 30, 2019
Revenues:
Real estate revenue	$24,658,000	$—	$5,803,000	$3,566,000	$34,027,000
Resident fees and services	—	22,188,000	—	—	22,188,000
Total revenues	24,658,000	22,188,000	5,803,000	3,566,000	56,215,000
Expenses:
Rental expenses	8,233,000	—	300,000	776,000	9,309,000
Property operating expenses	—	18,310,000	—	—	18,310,000
Segment net operating income	$16,425,000	$3,878,000	$5,503,000	$2,790,000	$28,596,000
Expenses:
General and administrative					$7,431,000
Acquisition related expenses					1,418,000
Depreciation and amortization					26,009,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)					(7,392,000)
Loss in fair value of derivative financial instruments					(4,999,000)
Income from unconsolidated entity					264,000
Other income					149,000
Loss before income taxes					(18,240,000)
Income tax expense					(10,000)
Net loss					$(18,250,000)
Assets by reportable segment as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
Medical office buildings	$593,016,000	$600,048,000
Senior housing — RIDEA	253,712,000	149,055,000
Skilled nursing facilities	120,694,000	121,749,000
Senior housing	101,794,000	142,982,000
Other	53,778,000	54,493,000
Total assets	$1,122,994,000	$1,068,327,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

18. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, accounts and other receivables, restricted cash and real estate deposits. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of June 30, 2020 and December 31, 2019, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. In general, we perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of June 30, 2020, one state in the United States accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized net operating income. Our properties located in Missouri accounted for approximately 11.2% of our total property portfolio’s annualized base rent or annualized net operating income. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
Based on leases in effect as of June 30, 2020, our four reportable business segments, medical office buildings, senior housing — RIDEA, skilled nursing facilities and senior housing accounted for 61.1%, 16.0%, 13.3% and 9.6%, respectively, of our total property portfolio’s annualized base rent or annualized net operating income.
As of June 30, 2020, we had one tenant that accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized net operating income, as follows:

Tenant	Annualized Base Rent(1)	Percentage of Annualized Base Rent	Acquisition	Reportable Segment	GLA (Sq Ft)	Lease Expiration Date
RC Tier Properties, LLC	$7,782,000	10.2%	Missouri SNF Portfolio	Skilled Nursing	385,000	09/30/33
___________

(1)
Annualized base rent is based on contractual base rent from leases in effect as of June 30, 2020, inclusive of our senior housing — RIDEA facilities. The loss of this tenant or its inability to pay rent could have a material adverse effect on our business and results of operations.

19. Per Share Data
Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $4,000 and $5,000, respectively, for the three months ended June 30, 2020 and 2019 and $11,000 for both the six months ended June 30, 2020 and 2019. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock. As of June 30, 2020 and 2019, there were 42,000 and 37,500 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of June 30, 2020 and 2019, there were 208 redeemable limited partnership units of our operating partnership outstanding, but such units were excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT IV, Inc. and its subsidiaries, including Griffin-American Healthcare REIT IV Holdings, LP, except where otherwise noted.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2019 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 19, 2020. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of June 30, 2020 and December 31, 2019, together with our results of operations and cash flows for the three and six months ended June 30, 2020 and 2019.
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

On January 18, 2019, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $100,000,000 of additional shares of our common stock to be issued pursuant to the DRIP, or the 2019 DRIP Offering. The Registration Statement on Form S-3 was automatically effective with the SEC upon its filing. We commenced offering shares pursuant to the 2019 DRIP Offering on March 1, 2019, following the termination of our initial offering on February 15, 2019. As of June 30, 2020, a total of $33,043,000 in distributions were reinvested that resulted in 3,458,656 shares of our common stock being issued pursuant to the 2019 DRIP Offering. We collectively refer to the DRIP portion of our initial offering and the 2019 DRIP Offering as our DRIP Offerings.
The COVID-19 pandemic is dramatically impacting the United States and has resulted in an aggressive worldwide effort to contain the spread of the virus. These efforts have significantly and adversely disrupted economic markets and impacted commercial activity worldwide, including markets in which we own and/or operate properties, and the prolonged economic impact remains uncertain. In addition, the rapidly evolving nature of the COVID-19 pandemic makes it difficult to ascertain the long-term impact it will have on real estate markets and our portfolio of investments. Considerable uncertainty still surrounds the COVID-19 pandemic and its effects on the population, as well as the effectiveness of any responses taken on a national and local level by government authorities and businesses. In particular, government-imposed business closures and re-opening restrictions have dramatically impacted the operations of our real estate investments and our tenants across the country, such as creating declines in resident occupancy. Further, our senior housing facilities are also experiencing dramatic increases in costs to care for residents, particularly labor costs to maintain staffing levels to care for the aged population during this crisis, costs of COVID-19 testing of employees and residents and costs to procure the volume of personal protective equipment, or PPE, and other supplies required.
We have not received or recognized in our consolidated financial statements any stimulus funds from federal, state or local governments or from any healthcare-related regulators related to the COVID-19 pandemic. However, we have taken actions to strengthen our balance sheet and preserve liquidity in response to the COVID-19 pandemic risks. Since March 2020, we have postponed non-essential capital expenditures, reduced the stockholder distribution rate and partially suspended our share repurchase plan. We are continuously monitoring the impact of the COVID-19 pandemic on our business, residents, tenants, operating partners, managers, portfolio of investments and on the United States and global economies. While there were no material adjustments to our condensed consolidated financial statements as of and during the six months ended June 30, 2020, the prolonged duration and impact of the COVID-19 pandemic could materially affect our financial performance. See the “Factors Which May Influence Results of Operations,” “Results of Operations” and “Liquidity and Capital Resources” sections below for a further discussion.
On April 2, 2020, our board of directors, or our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, and after considering the uncertainties presented by the COVID-19 pandemic, unanimously approved and established an estimated per share net asset value, or NAV, of our common stock of $9.54. We provide this estimated per share NAV to assist broker-dealers in connection with their obligations under Financial Industry Regulatory Authority, or FINRA, Rule 2231 with respect to customer account statements. The estimated per share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of December 31, 2019. This valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, or the Practice Guideline, issued by the Institute for Portfolio Alternatives, or the IPA, in April 2013, in addition to guidance from the SEC. The valuation was calculated as of December 31, 2019, prior to the reported emergence of COVID-19 in the United States. The impact of the COVID-19 pandemic on the value of our assets may be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted at this time, including new information which may emerge concerning the severity of the COVID-19 pandemic, the success of actions taken to contain or treat COVID-19 and reactions by consumers, companies, governmental entities and capital markets. Therefore, although we intend to publish an updated estimated per share NAV on at least an annual basis, we may be required to reevaluate the estimated per share NAV sooner if the COVID-19 pandemic has a material adverse impact on our residents, tenants, operating partners, managers or portfolio of investments or us. The estimated per share NAV of our common stock of $9.54 is within the range of estimated values, but lower than the mid-point of $9.75 provided by the independent third party valuation firm that conducted a valuation analysis of our assets, and is the same estimated per share NAV previously determined by the board on April 4, 2019 and calculated as of December 31, 2018. See our Current Report on Form 8-K filed with the SEC on April 3, 2020 for more information on the methodologies and assumptions used to determine, and the limitations and risks of, our estimated per share NAV.
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
We currently operate through four reportable business segments: medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities. As of June 30, 2020, we had completed 46 property acquisitions whereby we owned 89 properties, comprising 94 buildings, or approximately 4,863,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $1,089,071,000. As of June 30, 2020, we also owned a 6.0% interest in a joint venture which owns a portfolio of integrated senior health campuses and ancillary businesses.
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
Factors Which May Influence Results of Operations
Due to the ongoing COVID-19 pandemic in the United States and globally, our residents, tenants, managers and operating partners may be materially impacted. The situation presents a meaningful challenge for us as an owner and operator of healthcare facilities, as the impact of the virus has resulted in a massive strain throughout the healthcare system. COVID-19 is particularly dangerous among the senior population and results in heightened risk to our senior housing facilities, and we continue to work diligently to implement aggressive safety and infection control protocols at such facilities in line with the Centers for Disease Control and Prevention and Centers for Medicare and Medicaid Services guidelines to limit the exposure and spread of COVID-19.
Each type of real estate asset we own has been impacted by COVID-19 to varying degrees. The COVID-19 pandemic has negatively impacted the businesses of our medical office tenants and their ability to pay rent on a timely basis. In the early months of the pandemic when many of the states had implemented “stay at home” orders, in excess of 50.0% of our tenants in medical office buildings had been classified by state governments as “non-essential” and were ordered to either shut down entirely, or significantly limit hours of operations, which prevented or significantly limited our tenants from seeing patients in their offices and thereby creating unprecedented revenue pressure on such tenants. Substantially all of our physician practices and other medical service providers of non-essential and elective services in our medical office buildings are now open. However, the number of patients returning to such offices varies across practice types and geographic markets as people continue to delay office visits indefinitely due to the fears or uncertainties associated with COVID-19 despite the availability of services. Additionally, while restrictions have been at least partially lifted in many states, there remains a risk of reclosures in states where infection rates are on the rise, which may put additional pressure on our operations.
For our managed senior housing — RIDEA facilities, based on preliminary information available to management as of July 31, 2020, we have experienced an approximate 9.0% decline in our resident occupancies since February 2020 largely due to a decline in move-ins of prospective residents because of shelter-in-place, re-opening and other quarantine restrictions imposed by government regulations and guidelines. In addition, prospective residents in our senior housing — RIDEA facilities may choose to delay moving into communities until the threat posed by the virus has declined. Our facilities have adopted phased-in approaches to facility operations depending on the market in which they operate, which range from stringent restrictions of essential visitors and frequent testing of staff and residents to allowing screened visitors and limited activities. At the same time that our senior housing — RIDEA facilities are facing a reduction in revenue associated with lower resident occupancies, they are also experiencing up to a 30.0% increase in costs to care for residents, particularly increased labor costs to maintain staffing levels to care for the aged population during this crisis, costs of testing employees and residents for COVID-19 and costs to procure the volume of PPE and other supplies required. Our leased, non-RIDEA senior housing and skilled nursing facilities are also experiencing and may continue to experience similar pressures related to occupancy declines and expense increases, which may impact their ability to pay rent and have an adverse effect on our operations. Therefore, our immediate focus is on resident occupancy recovery and operating expense management.
The impacts of the COVID-19 pandemic have been significant, rapidly evolving and may continue into the future. Managers of our RIDEA properties continue to evaluate their options for financial assistance such as utilizing programs within the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, passed by the federal government on March 27, 2020, as well as other state and local government relief programs. The CARES Act includes multiple opportunities for immediate cash relief in the form of grants and tax benefits. Some of our tenants within our non-RIDEA properties are also seeking financial assistance from the CARES Act through programs such as the Payroll Protection Program and deferral of payroll tax payments. However, the ultimate impact of such relief from the CARES Act and other enacted and future legislation and regulation, including the extent to which relief funds from such programs will provide meaningful support for lost revenue and increasing costs, is uncertain.
We are closely monitoring COVID-19 developments and continuously assessing the implications to our business, residents, tenants, operating partners, managers and our portfolio of investments. We anticipate that the government-imposed or self-imposed lockdowns have created pent-up demand for doctors’ visits and move-ins into senior housing facilities. While the impact of the COVID-19 pandemic has had an adverse effect on the operations of our business, we are unable to predict the full extent or nature of the future impact to our financial condition and results of operations at this time. The lasting impact of the COVID-19 pandemic on our future results could be significant and will largely depend on future developments, including the duration of the crisis and the success of efforts to contain it, which are highly uncertain and cannot be predicted at this time. See the “Results of Operations” and “Liquidity and Capital Resources” sections below, as well as Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q for a further discussion.
Scheduled Lease Expirations
Excluding our senior housing — RIDEA facilities, as of June 30, 2020, our properties were 95.5% leased and during the remainder of 2020, 1.5% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next 12 months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. As of June 30, 2020, our remaining weighted average lease term was 8.6 years, excluding our senior housing — RIDEA facilities.
For the three and six months ended June 30, 2020, our senior housing — RIDEA facilities were 77.4% and 79.8% leased, respectively. Substantially all of our leases with residents at such properties are for a term of one year or less.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2020 and 2019
Our operating results are primarily comprised of income derived from our portfolio of properties and expenses in connection with the acquisition and operation of such properties. In general, we expect amounts related to our portfolio of operating properties to increase in the future based on a full year of operations of recently acquired properties.
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2016; senior housing facility in December 2016; senior housing — RIDEA facility in November 2017; and skilled nursing facility in March 2018, we added a new reporting segment at each such time. As of June 30, 2020, we operated through four reportable business segments, with activities related to investing in medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities.
The COVID-19 pandemic has had a significant impact on the operations of our real estate portfolio. Although we have experienced a delay in receiving rent payments from our tenants, as of June 30, 2020, we have collected 100% of contractual rent from our leased, non-RIDEA senior housing and skilled nursing facility tenants. Most of our skilled nursing facilities provide behavioral health services with resident occupancies that are less impacted by either the COVID-19 pandemic or restrictions on elective surgeries than traditional skilled nursing facilities. In addition, substantially all of the contractual rent through June 2020 from our medical office building tenants has been received. However, given the significant uncertainty of the impact of COVID-19, we are unable to predict the impact it will have on such tenants’ continued ability to pay rent. Therefore, information provided regarding rent collections through June 2020 should not serve as an indication of expected future rent collections. We received lease concession requests from some of our medical office building tenants primarily during the second quarter of 2020 that resulted in an insignificant number of concessions granted, such as in the form of rent abatements with a lease term extension for up to five years and rent payment deferrals requiring repayment within one year. Such lease concessions granted do not have a material impact to our consolidated financial statements. No contractual rent for our medical office building tenants was forgiven.
Changes in our consolidated operating results are primarily due to owning 94 buildings as of June 30, 2020, as compared to owning 78 buildings as of June 30, 2019. In addition, there are changes in our operating results by reporting segment due to transitioning the operations of the two senior housing facilities within Lafayette Assisted Living Portfolio to a RIDEA structure in February 2019 and the five senior housing facilities within Northern California Senior Housing Portfolio to a RIDEA structure in March 2020. As of June 30, 2020 and 2019, we owned the following types of properties:

	June 30,
	2020				2019
	Number of Buildings	Aggregate Contract Purchase Price		Leased %	Number of Buildings	Aggregate Contract Purchase Price	Leased %
Medical office buildings	43	$605,122,000	(1)	92.5%	34	$478,039,000	92.3%
Senior housing — RIDEA	26	264,349,000		(2)	14	153,850,000	(2)
Senior housing	14	101,800,000		100%	19	147,600,000	100%
Skilled nursing facilities	11	117,800,000		100%	11	117,800,000	100%
Total/weighted average(3)	94	$1,089,071,000		95.5%	78	$897,289,000	95.6%
___________

(1)
Includes a $1,483,000 earn-out paid in June 2020 in connection with our property acquisition of Overland Park MOB in August 2019. See Note 3, Real Estate Investments, Net, to our accompanying condensed consolidated financial statements for a further discussion of such earn-out.

(2)
For the three months ended June 30, 2020 and 2019, the leased percentage for the resident units of our senior housing — RIDEA facilities was 77.4% and 82.0%, respectively, and for the six months ended June 30, 2020 and 2019, the leased percentage for the resident units of our senior housing — RIDEA facilities was 79.8% and 82.1%, respectively, based on daily average occupancy of licensed beds/units.

(3)	Leased percentage excludes our senior housing — RIDEA facilities.
Revenues
Our primary sources of revenue include rent and resident fees and services from our properties. The amount of revenue generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease available space at the then existing market rates. Revenue by reportable segment consisted of the following for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Real Estate Revenue
Medical office buildings	$16,575,000	$13,163,000	$32,846,000	$24,658,000
Skilled nursing facilities	2,993,000	2,993,000	6,005,000	5,803,000
Senior housing	2,274,000	2,724,000	4,454,000	3,566,000
Total real estate revenue	21,842,000	18,880,000	43,305,000	34,027,000
Resident Fees and Services
Senior housing — RIDEA	16,834,000	11,493,000	32,915,000	22,188,000
Total resident fees and services	16,834,000	11,493,000	32,915,000	22,188,000
Total revenues	$38,676,000	$30,373,000	$76,220,000	$56,215,000
For the three months ended June 30, 2020 and 2019, real estate revenue was primarily comprised of base rent of $15,837,000 and $14,028,000, respectively, and expense recoveries of $4,700,000 and $3,669,000, respectively. For the six months ended June 30, 2020 and 2019, real estate revenue was primarily comprised of base rent of $31,697,000 and $26,456,000, respectively, and expense recoveries of $9,122,000 and $6,671,000, respectively.

For the three and six months ended June 30, 2020 and 2019, resident fees and services consisted of rental fees related to resident leases and extended health care fees. The increase in resident fees and services for the three and six months ended June 30, 2020, compared to the corresponding prior period, is primarily due to the acquisition of seven senior housing — RIDEA facilities subsequent to June 30, 2019 and the transition of five senior housing facilities within Northern California Senior Housing Portfolio to a RIDEA structure in March 2020.
Rental Expenses and Property Operating Expenses
Rental expenses and rental expenses as a percentage of real estate revenue, as well as property operating expenses and property operating expenses as a percentage of resident fees and services, by reportable segment consisted of the following for the periods then ended:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Rental Expenses
Medical office buildings	$5,619,000	33.9%	$4,663,000	35.4%	$11,009,000	33.5%	$8,233,000	33.4%
Senior housing	195,000	8.6%	485,000	17.8%	475,000	10.7%	776,000	21.8%
Skilled nursing facilities	182,000	6.1%	180,000	6.0%	334,000	5.6%	300,000	5.2%
Total rental expenses	$5,996,000	27.5%	$5,328,000	28.2%	$11,818,000	27.3%	$9,309,000	27.4%
Property Operating Expenses
Senior housing — RIDEA	$14,442,000	85.8%	$9,845,000	85.7%	$27,459,000	83.4%	$18,310,000	82.5%
Total property operating expenses	$14,442,000	85.8%	$9,845,000	85.7%	$27,459,000	83.4%	$18,310,000	82.5%
For the three months ended June 30, 2020 and 2019, property operating expenses primarily consisted of administration and benefits expense of $7,897,000 and $5,277,000, respectively, and for the six months ended June 30, 2020 and 2019, property operating expenses primarily consisted of administration and benefits expense of $15,049,000 and $9,954,000, respectively. Overall, property operating expenses have significantly increased due to labor costs, the single largest expense line item for skilled nursing and senior housing facilities, as well as the costs of COVID-19 testing of employees and residents and the costs of PPE and other supplies required as a result of the COVID-19 pandemic. For the three and six months ended June 30, 2020, we recognized approximately $639,000 of additional property operating expenses in response to the COVID-19 pandemic. Senior housing — RIDEA facilities typically have a higher percentage of direct operating expenses to revenue than medical office buildings, senior housing and skilled nursing facilities due to the nature of RIDEA facilities where we conduct day-to-day operations.
General and Administrative
General and administrative expenses consisted of the following for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Asset management and property management oversight fees — affiliates	$2,599,000	$2,003,000	$5,010,000	$3,892,000
Professional and legal fees	570,000	608,000	2,098,000	1,827,000
Bank charges	189,000	52,000	318,000	110,000
Transfer agent services	115,000	138,000	249,000	264,000
Franchise taxes	76,000	28,000	116,000	78,000
Board of directors fees	74,000	65,000	142,000	134,000
Directors’ and officers’ liability insurance	64,000	62,000	129,000	119,000
Restricted stock compensation	55,000	53,000	98,000	92,000
Bad debt expense	—	126,000	—	781,000
Other	98,000	106,000	128,000	134,000
Total	$3,840,000	$3,241,000	$8,288,000	$7,431,000

The increase in general and administrative expenses for the three and six months ended June 30, 2020, compared to the corresponding prior year period, is primarily due to the purchase of additional properties in 2019 and 2020 and thus, incurring higher asset management and property management oversight fees to our advisor or its affiliates, as well as additional expenses incurred in connection with transitioning the operations of two senior housing facilities within Lafayette Assisted Living Portfolio and Northern California Senior Housing Portfolio to a RIDEA structure. Such increases in general and administrative expenses were partially offset by a decrease in bad debt expense for our accounts receivable as a result of a change in lease accounting guidance in 2019.
Depreciation and Amortization
For the three months ended June 30, 2020 and 2019, depreciation and amortization was $12,720,000 and $9,931,000, respectively, and consisted primarily of depreciation on our operating properties of $7,893,000 and $6,490,000, respectively, and amortization on our identified intangible assets of $4,767,000 and $3,412,000, respectively.
For the six months ended June 30, 2020 and 2019, depreciation and amortization was $25,250,000 and $26,009,000, respectively, and consisted primarily of depreciation on our operating properties of $15,732,000 and $13,450,000, respectively, and amortization on our identified intangible assets of $9,413,000 and $12,507,000, respectively. Included during the six months ended June 30, 2019 is $6,226,000 of amortization expense and $1,013,000 of depreciation expense related to the write-off of lease commissions and tenant improvements, respectively, in connection with the termination of a management services agreement with an operator in February 2019.
Interest Expense
Interest expense, including gain or loss in fair value of derivative financial instruments, consisted of the following for the periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest expense:
Line of credit and term loans and derivative financial instruments	$4,290,000	$2,957,000	$8,908,000	$5,763,000
Mortgage loans payable	195,000	258,000	386,000	451,000
Amortization of deferred financing costs:
Line of credit and term loans	470,000	562,000	939,000	1,122,000
Mortgage loans payable	6,000	19,000	26,000	39,000
(Gain) loss in fair value of derivative financial instruments	(853,000)	3,021,000	3,752,000	4,999,000
Amortization of debt discount/premium	13,000	11,000	25,000	17,000
Total	$4,121,000	$6,828,000	$14,036,000	$12,391,000
The decrease in interest expense for the three months ended June 30, 2020, compared to the corresponding prior year period, is primarily related to the gain in fair value recognized on our derivative financial instruments that we entered into in February 2019, partially offset by an increase in debt balances on our line of credit and term loans. The increase in interest expense for the six months ended June 30, 2020, compared to the corresponding prior year period, is primarily related to the increase in debt balances on our line of credit and term loans, partially offset by the decrease of the loss in fair value recognized on our derivative financial instruments that we entered into in February 2019. See Note 6, Mortgage Loans Payable, Net, Note 7, Line of Credit and Term Loans and Note 8, Derivative Financial Instruments, to our accompanying condensed consolidated financial statements, for a further discussion.

Liquidity and Capital Resources
Our sources of funds primarily consist of operating cash flows and borrowings. In the normal course of business, our principal demands for funds are for payment of operating expenses, capital improvement expenditures, interest on our indebtedness, distributions to our stockholders and repurchases of our common stock. We estimate that we will require approximately $5,603,000 to pay interest on our outstanding indebtedness for the remainder of 2020, based on interest rates in effect as of June 30, 2020, and that we will require $301,000 to pay principal on our outstanding indebtedness for the remainder of 2020. We also require resources to make certain payments to our advisor and its affiliates. See Note 13, Related Party Transactions, to our accompanying condensed consolidated financial statements for a further discussion of our payments to our advisor and its affiliates. Generally, cash needs for such items will be met from operations and borrowings. Our total capacity to pay operating expenses, capital improvement expenditures, interest, distributions and repurchases is a function of our current cash position, our borrowing capacity on our line of credit, as well as any future indebtedness that we may incur.
Due to the impact the COVID-19 pandemic has had on the United States and globally, and the uncertainty of the severity and duration of the COVID-19 pandemic and its effects, our board decided to take steps to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects by decreasing our distributions to stockholders and partially suspending our share repurchase plan. Consequently, our board approved a daily distribution rate for April 2020 through August 2020 equal to $0.001095890 per share of our Class T and Class I common stock, which is equal to an annualized distribution rate of $0.40 per share, a decrease from the annualized rate of $0.60 per share previously paid by us. See the “Distributions” section below for a further discussion. In addition, on March 31, 2020, our board suspended our share repurchase plan with respect to all repurchase requests other than repurchases resulting from the death or qualifying disability of stockholders, beginning with share repurchase requests submitted for repurchase during the second quarter of 2020. Our board shall determine if and when it is in the best interest of our company and stockholders to reinstate our share repurchase plan for additional stockholders. As of June 30, 2020, our cash on hand was $20,585,000 and we had $50,500,000 available on our line of credit and term loans. We believe that these resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months.
A capital plan for each investment is established upon acquisition that contemplates the estimated capital needs of that investment, including costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include operating cash generated by the investment, capital reserves, a line of credit or other loan established with respect to the investment, other borrowings or additional equity investments from us or joint venture partners. As of June 30, 2020, we had $373,000 of restricted cash in loan impounds and reserve accounts to fund a portion of such capital expenditures. The capital plan for each investment is adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. Based on the budget for the properties we own as of June 30, 2020, we originally estimated that our discretionary expenditures for capital and tenant improvements could have required up to $3,898,000 for the remaining six months of 2020. However, in light of the COVID-19 pandemic and to further preserve cash, since March 2020, we suspended all non-essential, discretionary expenditures for capital improvements that were anticipated during 2020 throughout our portfolio. In particular, we suspended capital expenditures that are not directly associated with the maintenance or expansion of tenant occupancy and the enhancement of net operating income. The duration of our suspension of capital expenditures is uncertain and an update to the actual amounts forecasted to be expended for the remainder of the year cannot be estimated at this time.
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

Cash Flows
The following table sets forth changes in cash flows:

	Six Months Ended June 30,
	2020	2019
Cash, cash equivalents and restricted cash — beginning of period	$15,846,000	$14,590,000
Net cash provided by operating activities	19,047,000	17,100,000
Net cash used in investing activities	(72,548,000)	(68,039,000)
Net cash provided by financing activities	58,947,000	54,878,000
Cash, cash equivalents and restricted cash — end of period	$21,292,000	$18,529,000
The following summary discussion of our changes in our cash flows is based on our accompanying condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
For the six months ended June 30, 2020 and 2019, cash flows provided by operating activities primarily related to the cash flows provided by our property operations, offset by payments of general and administrative expenses. See the “Results of Operations” section above for a further discussion. In general, cash flows provided by operating activities will be affected by the timing of cash receipts and payments.
Investing Activities
For the six months ended June 30, 2020, cash flows used in investing activities related to our property acquisitions in the amount of $67,932,000 and the payment of $4,616,000 for capital expenditures. For the six months ended June 30, 2019, cash flows used in investing activities related primarily to our property acquisitions in the amount of $66,749,000 and the payment of $2,216,000 for capital expenditures. We anticipate that cash flows used in investing activities will primarily be affected by the timing of capital expenditures, and generally will decrease as compared to prior years as a result of the termination of our initial offering in February 2019.
Financing Activities
For the six months ended June 30, 2020, cash flows provided by financing activities related primarily to net borrowings on our line of credit and term loans of $82,700,000, partially offset by $10,042,000 in distributions to our common stockholders, the January 2020 payoff of one mortgage loan payable with a principal balance of $7,738,000 and share repurchases of $4,643,000. For the six months ended June 30, 2019, cash flows provided by financing activities related primarily to funds raised from investors in our initial offering in the amount of $90,477,000, partially offset by the payment of offering costs of $15,787,000 in connection with our initial offering and 2019 DRIP Offering, $10,039,000 in distributions to our common stockholders and net payments on our line of credit and term loans of $6,100,000. Overall, we anticipate cash flows from financing activities to decrease in the future since we terminated our initial offering in February 2019.
Distributions
Our board authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on May 1, 2016 and ending on March 31, 2020. The daily distributions were calculated based on 365 days in the calendar year and were equal to $0.001643836 per share of our Class T and Class I common stock, which was equal to an annualized distribution of $0.60 per share. These distributions were aggregated and paid monthly in arrears in cash or shares of our common stock pursuant to our DRIP Offerings, only from legally available funds.
Due to the impact the COVID-19 pandemic has had on the United States and globally, and the uncertainty of the severity and duration of the COVID-19 pandemic and its effects, our board decided to take steps to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects by decreasing our distributions to stockholders. Consequently, our board authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on April 1, 2020 and ending on August 31, 2020, which was or will be calculated based on 365 days in the calendar year and is equal to $0.001095890 per share of our Class T and Class I common stock. Such daily distribution is equal to an annualized distribution rate of $0.40 per share. The distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to the DRIP, on a monthly basis, in arrears, only from legally available funds.
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
The distributions paid for the six months ended June 30, 2020 and 2019, along with the amount of distributions reinvested pursuant to our DRIP Offerings and the sources of distributions as compared to cash flows from operations were as follows:

	Six Months Ended June 30,
	2020		2019
Distributions paid in cash	$10,042,000		$10,039,000
Distributions reinvested	11,434,000		12,457,000
	$21,476,000		$22,496,000
Sources of distributions:
Cash flows from operations	$19,047,000	88.7%	$17,100,000	76.0%
Proceeds from borrowings	2,429,000	11.3	—	—
Offering proceeds	—	—	5,396,000	24.0
	$21,476,000	100%	$22,496,000	100%
As of June 30, 2020, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and all or any portion of a distribution to our stockholders may have been paid from net offering proceeds and borrowings. The payment of distributions from our net offering proceeds and borrowings have reduced the amount of capital we ultimately invested in assets and negatively impacted the amount of income available for future distributions.
As of June 30, 2020, we had an amount payable of $1,015,000 to our advisor or its affiliates primarily for asset management fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice. See Note 13, Related Party Transactions — Operational Stage, to our accompanying condensed consolidated financial statements, for a further discussion.
The distributions paid for the six months ended June 30, 2020 and 2019, along with the amount of distributions reinvested pursuant to our DRIP Offerings and the sources of our distributions as compared to funds from operations attributable to controlling interest, or FFO, were as follows:

	Six Months Ended June 30,
	2020		2019
Distributions paid in cash	$10,042,000		$10,039,000
Distributions reinvested	11,434,000		12,457,000
	$21,476,000		$22,496,000
Sources of distributions:
FFO attributable to controlling interest	$17,819,000	83.0%	$9,443,000	42.0%
Proceeds from borrowings	3,657,000	17.0	—	—
Offering proceeds	—	—	13,053,000	58.0
	$21,476,000	100%	$22,496,000	100%
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
Financing
We anticipate that our overall leverage will not exceed 50.0% of the combined market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of June 30, 2020, our aggregate borrowings were 39.3% of the combined market value of all of our real estate investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of August 13, 2020 and June 30, 2020, our leverage did not exceed 300% of the value of our net assets.
Mortgage Loans Payable, Net
For a discussion of our mortgage loans payable, net, see Note 6, Mortgage Loans Payable, Net, to our accompanying condensed consolidated financial statements.
Line of Credit and Term Loans
For a discussion of our line of credit and term loans, see Note 7, Line of Credit and Term Loans, to our accompanying condensed consolidated financial statements.
REIT Requirements
In order to maintain our qualification as a REIT for federal income tax purposes, we are required to distribute to our stockholders a minimum percentage of our annual taxable income, excluding net capital gains. Such distributions are required to be paid at least 20.0% in cash and 80.0% in stock. In response to the COVID-19 pandemic, the Internal Revenue Service, or IRS, temporarily reduced the cash distribution requirement from a minimum of 90.0% of our taxable income to a minimum of 10.0%, which is applicable with respect to the aggregate distributions declared on or after April 1, 2020 until December 31, 2020. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collection of receivables, we may seek to obtain capital to pay distributions by means of secured and unsecured debt financing through one or more unaffiliated third parties. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties.
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 10, Commitments and Contingencies, to our accompanying condensed consolidated financial statements.
Debt Service Requirements
A significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of June 30, 2020, we had $19,082,000 ($18,104,000, net of discount/premium and deferred financing costs) of fixed-rate mortgage loans payable outstanding secured by our properties. As of June 30, 2020, we had $479,500,000 outstanding and $50,500,000 remained available under our line of credit and term loans. See Note 6, Mortgage Loans Payable, Net, and Note 7, Line of Credit and Term Loans, to our accompanying condensed consolidated financial statements.
We are required by the terms of certain loan documents to meet certain reporting requirements and covenants, such as leverage ratios, net worth ratios, debt service coverage ratios and fixed charge coverage ratios. As of June 30, 2020, we were in compliance with all such covenants and requirements on our mortgage loans payable and our line of credit and term loans. As of June 30, 2020, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps, was 3.37% per annum.

Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our line of credit and term loans; (ii) interest payments on our mortgage loans payable and our line of credit and term loans; and (iii) ground lease obligations as of June 30, 2020:

	Payments Due by Period
	2020	2021-2022	2023-2024	Thereafter	Total
Principal payments — fixed-rate debt	$301,000	$1,273,000	$1,391,000	$16,117,000	$19,082,000
Interest payments — fixed-rate debt	375,000	1,429,000	1,309,000	5,443,000	8,556,000
Principal payments — variable-rate debt	—	479,500,000	—	—	479,500,000
Interest payments — variable-rate debt (based on rates in effect as of June 30, 2020)	5,228,000	9,570,000	—	—	14,798,000
Ground lease obligations	303,000	1,049,000	1,064,000	47,103,000	49,519,000
Total	$6,207,000	$492,821,000	$3,764,000	$68,663,000	$571,455,000
Off-Balance Sheet Arrangements
As of June 30, 2020, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Inflation
During the six months ended June 30, 2020 and 2019, inflation has not significantly affected our operations because of the moderate inflation rate; however, we expect to be exposed to inflation risk as income from future long-term leases will be the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions include negotiated rental increases, reimbursement billings for operating expense pass-through charges, and real estate tax and insurance reimbursements. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.
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
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above- and below-market leases, change in deferred rent, fair value adjustments of derivative financial instruments and the adjustments of such items related to our joint venture investment in an unconsolidated entity and noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the periods presented in the table below.
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

The following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(1,155,000)	$(5,889,000)	$(9,088,000)	$(18,250,000)
Add:
Depreciation and amortization related to real estate — consolidated properties	12,720,000	9,931,000	25,250,000	26,009,000
Depreciation and amortization related to real estate — unconsolidated entity	878,000	845,000	1,760,000	1,693,000
Net loss attributable to noncontrolling interests	209,000	32,000	376,000	57,000
Less:
Depreciation and amortization related to noncontrolling interests	(249,000)	(33,000)	(479,000)	(66,000)
FFO attributable to controlling interest	$12,403,000	$4,886,000	$17,819,000	$9,443,000

Acquisition related expenses(1)	$8,000	$1,300,000	$17,000	$1,418,000
Amortization of above- and below-market leases(2)	41,000	(39,000)	59,000	(94,000)
Change in deferred rent(3)	(1,149,000)	(1,074,000)	(2,223,000)	(647,000)
(Gain) loss in fair value of derivative financial instruments(4)	(853,000)	3,021,000	3,752,000	4,999,000
Adjustments for unconsolidated entity(5)	155,000	79,000	328,000	161,000
Adjustments for noncontrolling interests(5)	—	—	(6,000)	—
MFFO attributable to controlling interest	$10,605,000	$8,173,000	$19,746,000	$15,280,000
Weighted average Class T and Class I common shares outstanding — basic and diluted	80,402,887	79,026,999	80,352,269	77,077,068
Net loss per Class T and Class I common share — basic and diluted	$(0.01)	$(0.07)	$(0.11)	$(0.24)
FFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$0.15	$0.06	$0.22	$0.12
MFFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$0.13	$0.10	$0.25	$0.20
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

Net Operating Income
Net operating income, or NOI, is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, acquisition related expenses, depreciation and amortization, interest expense, income or loss from unconsolidated entity, other income and income tax benefit or expense. NOI is not equivalent to our net income (loss) as determined under GAAP and may not be a useful measure in measuring operational income or cash flows. Furthermore, NOI should not be considered as an alternative to net income (loss) as an indication of our performance, as an alternative to cash flows from operations, as an indication of our liquidity, or indicative of cash flow available to fund our cash needs including our ability to make distributions to our stockholders. NOI should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) or in its applicability in evaluating our operating performance. Investors are also cautioned that NOI should only be used to assess our operational performance in periods in which we have not incurred or accrued any acquisition related expenses.
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
To facilitate understanding of this financial measure, the following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to NOI for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(1,155,000)	$(5,889,000)	$(9,088,000)	$(18,250,000)
General and administrative	3,840,000	3,241,000	8,288,000	7,431,000
Acquisition related expenses	8,000	1,300,000	17,000	1,418,000
Depreciation and amortization	12,720,000	9,931,000	25,250,000	26,009,000
Interest expense	4,121,000	6,828,000	14,036,000	12,391,000
Income from unconsolidated entity	(1,074,000)	(138,000)	(1,329,000)	(264,000)
Other income	(261,000)	(80,000)	(270,000)	(149,000)
Income tax expense	39,000	7,000	39,000	10,000
Net operating income	$18,238,000	$15,200,000	$36,943,000	$28,596,000
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

We have entered into and may continue to enter into derivative financial instruments such as interest rate swaps in order to mitigate our interest rate risk on a related financial instrument. We do not apply hedge accounting treatment to these derivatives; therefore, changes in the fair value of interest rate derivative financial instruments are recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations. As of June 30, 2020, our interest rate swap liabilities are recorded in our accompanying condensed consolidated balance sheets at their aggregate fair value of $8,137,000. We will not enter into derivatives or interest rate transactions for speculative purposes.
In July 2017, the Financial Conduct Authority, or FCA, that regulates the London Inter-bank Offered Rate, or LIBOR, announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, or ARRC, which identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative to United States dollar LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
We have variable rate debt outstanding under our credit facilities and interest rate swap agreements maturing on November 19, 2021 that are indexed to LIBOR. As such, we are monitoring and evaluating the related risks of the discontinuation of LIBOR, which include possible changes to the interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty. If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our contracts is likely to vary. If LIBOR is discontinued or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness may be adversely affected. While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.
As of June 30, 2020, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Fixed-rate debt — principal payments	$301,000	$622,000	$651,000	$680,000	$711,000	$16,117,000	$19,082,000	$21,703,000
Weighted average interest rate on maturing fixed-rate debt	4.48%	4.48%	4.49%	4.49%	4.50%	3.84%	3.94%	—
Variable-rate debt — principal payments	$—	$479,500,000	$—	$—	$—	$—	$479,500,000	$480,850,000
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of June 30, 2020)	—%	2.14%	—%	—%	—%	—%	2.14%	—

Mortgage Loans Payable, Net and Line of Credit and Term Loans
Mortgage loans payable was $19,082,000 ($18,104,000, net of discount/premium and deferred financing costs) as of June 30, 2020. As of June 30, 2020, we had three fixed-rate mortgage loans payable with interest rates ranging from 3.67% to 5.25% per annum. In addition, as of June 30, 2020, we had $479,500,000 outstanding under our line of credit and term loans at a weighted average interest rate of 2.14% per annum.
As of June 30, 2020, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps, was 3.37% per annum. An increase in the variable interest rate on our variable-rate line of credit and term loans constitutes a market risk. As of June 30, 2020, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on our variable-rate line of credit and term loans by $1,163,000, or 6.26% of total annualized interest expense on our mortgage loans payable and our line of credit and term loans. See Note 6, Mortgage Loans Payable, Net, and Note 7, Line of Credit and Term Loans, to our accompanying condensed consolidated financial statements, for a further discussion.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2020 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2020, were effective at the reasonable assurance level.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Due to the impact the COVID-19 pandemic has had on the United States and globally, and the uncertainty of the severity and duration of the COVID-19 pandemic and its effects, our board decided to take steps to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects by decreasing our distributions to stockholders. Consequently, our board authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on April 1, 2020 and ending on August 31, 2020, which were or will be calculated based on 365 days in the calendar year and are equal to $0.001095890 per share of our Class T and Class I common stock. Such daily distribution is equal to an annualized distribution rate of $0.40 per share. The distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to the DRIP, on a monthly basis, in arrears, only from legally available funds.

The distributions paid for the six months ended June 30, 2020 and 2019, along with the amount of distributions reinvested pursuant to our DRIP Offerings and the sources of distributions as compared to cash flows from operations were as follows:

	Six Months Ended June 30,
	2020		2019
Distributions paid in cash	$10,042,000		$10,039,000
Distributions reinvested	11,434,000		12,457,000
	$21,476,000		$22,496,000
Sources of distributions:
Cash flows from operations	$19,047,000	88.7%	$17,100,000	76.0%
Proceeds from borrowings	2,429,000	11.3	—	—
Offering proceeds	—	—	5,396,000	24.0
	$21,476,000	100%	$22,496,000	100%
As of June 30, 2020, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and all or any portion of a distribution to our stockholders may have been paid from net offering proceeds and borrowings. The payment of distributions from our net offering proceeds and borrowings have reduced the amount of capital we ultimately invested in assets and negatively impacted the amount of income available for future distributions.
As of June 30, 2020, we had an amount payable of $1,015,000 to our advisor or its affiliates primarily for asset management fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
The distributions paid for the six months ended June 30, 2020 and 2019, along with the amount of distributions reinvested pursuant to our DRIP Offerings and the sources of our distributions as compared to FFO were as follows:

	Six Months Ended June 30,
	2020		2019
Distributions paid in cash	$10,042,000		$10,039,000
Distributions reinvested	11,434,000		12,457,000
	$21,476,000		$22,496,000
Sources of distributions:
FFO attributable to controlling interest	$17,819,000	83.0%	$9,443,000	42.0%
Proceeds from borrowings	3,657,000	17.0	—	—
Offering proceeds	—	—	13,053,000	58.0
	$21,476,000	100%	$22,496,000	100%
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
In light of the impact that the COVID-19 pandemic has had on our business operations, we have reduced distribution payments to our stockholders and partially suspended our share repurchase plan, and there is no assurance as to when we will be able to increase the amount of distributions to our stockholders or reinstate our share repurchase plan for additional stockholders, if at all.
In light of the impact that the COVID-19 pandemic has had on our business operations and cash flows, and the uncertainty as to the ultimate severity and duration of the outbreak and its effects, on March 31, 2020, our board reduced our monthly distributions to stockholders from an annualized rate of $0.60 per share to $0.40 per share of our common stock effective with the April 2020 distribution paid in May 2020. Our board also suspended our share repurchase plan with respect to all repurchase requests other than repurchases resulting from the death or qualifying disability of stockholders, beginning with share repurchase requests submitted for repurchase during the second quarter of 2020. Our board will continue to evaluate the ongoing and future effects of the COVID-19 pandemic on our financial condition, earnings, debt covenants and other possible needs for cash, and applicable law, in considering our ability to continue to pay or increase distributions and reinstate our share purchase plan in the future. Our stockholders have no contractual or other legal right to distributions or share repurchases that have not been authorized by our board. There can be no assurance when or if distributions and share repurchases will be authorized in the future, and if authorized, whether distributions or share repurchases will be in amounts consistent with our historical levels of distributions and share repurchases.
The estimated value per share of our common stock may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated, dissolved or completed a merger or other sale of our company.
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

Further, the estimated per share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of December 31, 2019, prior to the reported emergence of COVID-19 in the United States. A combination of economic factors driven by the COVID-19 pandemic, including the decline in property sales and the temporary closure of non-essential businesses, has drastically impacted the traditional valuation methodologies for almost all types of commercial real estate, including healthcare real estate. We are continuously monitoring the impact the COVID-19 pandemic is having on our business, residents, tenants, operating partners, managers and on the United States and global economies. The impact of the COVID-19 pandemic on our portfolio of investments may be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted at this time, including new information which may emerge concerning the severity of the COVID-19 pandemic, the success of actions taken to contain or treat COVID-19 and reactions by consumers, companies, governmental entities and capital markets. Therefore, although we intend to publish an updated estimated per share NAV on an annual basis, we may be required to reevaluate the estimated per share NAV sooner if the COVID-19 pandemic has a material adverse impact on our tenants, operators, managers or portfolio of investments or us. The estimated per share NAV of our Class T and Class I common stock of $9.54 is within the range of estimated values, but lower than the mid-point of $9.75 provided by the independent third party valuation firm that conducted the valuation, and is the same estimated per share NAV previously determined by the board and calculated as of December 31, 2018.

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
As of August 13, 2020, rental payments by our tenant, RC Tier Properties, LLC, accounted for approximately 10.2% of our total property portfolio’s annualized base rent or annualized NOI. The success of our investments materially depends upon the financial stability of the tenants leasing the properties we own. Therefore, a non-renewal after the expiration of a lease term, termination, default or other failure to meet rental obligations by significant tenants, such as RC Tier Properties, LLC, would significantly lower our net income. These events could cause us to reduce the amount of distributions to our stockholders.
A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.
We have a concentration of properties in particular geographic areas; therefore, any adverse situation that disproportionately effects one of those areas would have a magnified adverse effect on our portfolio. As of August 13, 2020, our properties located in Missouri accounted for approximately 11.2% of our total property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
Our results of operations, our ability to pay distributions to our stockholders and our ability to dispose of our investments are subject to national and local economic factors we cannot control or predict.
Our results of operations are subject to the risks of a national economic slowdown or downturn and other changes in local economic conditions. The following factors may have affected and may continue to affect income from our properties, our ability to acquire and dispose of properties and yields from our properties:

•
poor economic times may result in defaults by tenants of our properties due to bankruptcy, lack of liquidity, or operational failures. We have provided an insignificant number of rent concessions, and may continue to provide rent concessions, tenant improvement expenditures or reduced rental rates to maintain or increase occupancy levels;

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

•	increases in index rates and lender spreads or other regulatory or market factors affecting the banking and commercial mortgage-backed securities industries may increase overall borrowing costs;

•	one or more counterparties to our interest rate swaps could default on their obligations to us or could fail, increasing the risk that we may not realize the benefits of these instruments;

•	constricted access to credit may result in tenant defaults or non-renewals under leases;

•	layoffs may lead to a lower demand for medical services and cause vacancies to increase, and a lack of future population and job growth may make it difficult to maintain or increase occupancy levels;

•
future disruptions in the financial markets, deterioration in economic conditions or a public health crisis, such as the COVID-19 pandemic, have resulted and may continue to result in lower occupancy in our facilities, increased vacancy rates for commercial real estate due to generally lower demand for rentable space, as well as an oversupply of rentable space;

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
Changes in banks’ inter-bank lending rate reporting practices or the method pursuant to which LIBOR is determined may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.
LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such “benchmarks” to perform differently than in the past, or have other consequences which cannot be predicted. It currently appears that, over time, United States dollar LIBOR may be replaced by the SOFR published by the Federal Reserve Bank of New York. However, the manner and timing of this shift is currently unknown. Market participants are still considering how various types of financial instruments and securitization vehicles should react to a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, or to the same alternative reference rate, in each case increasing the difficulty of hedging. For example, switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread. Industry organizations are attempting to structure the spread calculation in a manner that minimizes the possibility of value transfer between counterparties, borrowers, and lenders by virtue of the transition, but there is no assurance that the calculated spread will be fair and accurate or that all asset types and all types of securitization vehicles will use the same spread. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark.”
The COVID-19 pandemic has adversely impacted, and will likely continue to adversely impact, our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
In December 2019, COVID-19 was identified in Wuhan, China. This virus continues to spread globally including in the United States. As a result of the COVID-19 pandemic and related shelter-in-place restrictions, business re-opening and quarantine restrictions, our property values, net operating income and revenues may decline, and our tenants, operating partners and managers have been and may continue to be limited in their ability to generate income, service patients and residents and/or properly manage our properties. In addition, based on preliminary information available to management as of July 31, 2020, we have experienced an approximate 9.0% decline in occupancy rates since February 2020, as well as an up to 30.0% increase in costs to care for residents, at our senior housing — RIDEA facilities. Our leased, non-RIDEA senior housing and skilled nursing facilities are also experiencing and may continue to experience similar pressures related to occupancy declines and expense increases, which may impact their ability to pay rent and have an adverse effect on our operations. However, through July 2020, all rents have been collected from such leased, non-RIDEA senior housing and skilled nursing facility tenants. Given the significant uncertainty of the impact of COVID-19, we are unable to predict the impact it will have on such tenants’ continued ability to pay rent. Therefore, information provided regarding July rent collections should not serve as an indication of expected future rent collections. As such, we are focused on census recovery and operating expense management for the near term. While restrictions have been at least partially lifted in many states, there remains a risk of reclosures in states where infection rates are on the rise, which may put additional pressure on our operations. Additionally, the public perception of a risk of a pandemic or media coverage of the COVID-19 pandemic and related deaths or confirmed cases, or public perception of health risks linked to perceived regional healthcare safety in our senior housing or skilled nursing facilities, particularly if focused on regions in which our properties are located, may adversely affect our business operations by reducing occupancy demand at our facilities. Furthermore, the COVID-19 pandemic has also adversely impacted and may continue to adversely impact the ability of our medical office building tenants, many of whom have been restricted in their ability to work and to pay their rent as and when due. We have also held discussions with our tenants, operating partners and managers and they have expressed that the ultimate impact of the COVID-19 pandemic on their business operations is uncertain.
Issues related to financing also are exacerbated in times of significant dislocation in the financial markets, such as those being experienced now related to the COVID-19 pandemic. It is possible our lenders will become unwilling or unable to provide us with financing, and we may not be able to replace the debt financing of such lender on favorable terms, or at all. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. As a result, our lenders may revise the terms of such financings to us, which could adversely impact our liquidity and our ability to make payments on our existing obligations.
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
The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted at this time, including new information which may emerge concerning the severity of the COVID-19 pandemic and the actions to contain the COVID-19 pandemic or treat its impact, among others. We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other things, its duration, the success of efforts to contain it and the impact of actions taken in response. For instance, recent government initiatives enacted to provide substantial financial support to businesses, such as the Payroll Protection Program and deferral of payroll tax payments program within the CARES Act, could provide helpful mitigation for us and certain of our tenants, operating partners and managers. The ultimate impact of the CARES Act, however, is not yet clear. We are continuously monitoring the impact of the COVID-19 pandemic on our business, residents, tenants, operating partners, managers, portfolio of investments and on the United States and global economies. While there were no material adjustments to our condensed consolidated financial statements as of and during the six months ended June 30, 2020, the prolonged duration and impact of the COVID-19 pandemic could materially disrupt our business operations and impact our financial performance.
Our business, tenants, residents and operators may face litigation and experience rising liability and insurance costs, which may adversely affect our financial condition, results of operations, liquidity or cash flows.
We currently intend to pursue insurance recovery for any losses caused by the COVID-19 pandemic, but there can be no assurance coverage will be available under our existing policies or if such coverage is available, which and how much of our losses will be covered and what other limitations may apply. Due to the likely increase in claims as a result of the impact of the COVID-19 pandemic, insurance companies may limit or stop offering coverage to companies like ours for pandemic related claims and/or significantly increase the cost of insurance so that it is no longer available at commercially reasonable rates.
With respect to our senior housing — RIDEA facilities, we are ultimately responsible for operational risks and other liabilities of the facility, other than those arising out of certain actions by our operator, such as gross negligence or willful misconduct. As such, operational risks include, and our resulting revenues therefore depend on, the availability and cost of general and professional liability insurance coverage or increases in insurance policy deductibles. Furthermore, because we bear such operational risks and liabilities related to our senior housing — RIDEA facilities, we may be directly adversely impacted by potential litigation related to the COVID-19 pandemic that have occurred or may occur at those facilities, and our insurance coverage may not cover or may not be sufficient to cover any potential losses.
Additionally, as a result of the COVID-19 pandemic, the cost of insurance for our tenants, operators and residents is expected to increase as well, and such insurance may not cover certain claims related to COVID-19, which could impair their ability to pay rent to us. Our exposure to COVID-19-related litigation risk may be further increased if our operators or residents of such facilities are subject to bankruptcy or insolvency. Combined with the factors above, these trends in insurance coverage may adversely affect our financial condition, results of operations, liquidity or cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
On June 9, 2020, we issued an aggregate of 7,500 shares of restricted Class T common stock to our independent directors. These shares of restricted Class T common stock were issued pursuant to our incentive plan in a private transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act. The restricted Class T common stock awards vested 20.0% on the grant date and 20.0% will vest on each of the first four anniversaries of the grant date.
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
The price per share at which we will repurchase shares of our common stock will range from 92.5% to 100% of each stockholder’s repurchase amount depending on the period of time their shares have been held. During our initial offering and with respect to shares repurchased for the quarter ending March 31, 2019, the repurchase amount for shares repurchased under our share repurchase plan was equal to the lesser of (i) the amount per share that a stockholder paid for their shares of our common stock, or (ii) the per share offering price in our initial offering. Commencing with shares repurchased for the quarter ending June 30, 2019, the repurchase amount for shares repurchased under our share repurchase plan is the lesser of the amount per share the stockholder paid for its shares of common stock or the most recent estimated value of one share of the applicable class of common stock as determined by our board. On March 31, 2020, our board suspended our share repurchase plan with respect to all repurchase requests other than repurchases resulting from the death or qualifying disability of stockholders, beginning with share repurchase requests submitted for repurchase during the second quarter of 2020. Shares of our common stock repurchased in connection with a stockholder’s death or qualifying disability will be repurchased at a price no less than 100% of the price paid to acquire the shares of our common stock from us.
During the three months ended June 30, 2020, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 to April 30, 2020	506,560	$9.17	506,560	(1)
May 1, 2020 to May 31, 2020	—	$—	—	(1)
June 1, 2020 to June 30, 2020	—	$—	—	(1)
Total	506,560	$9.17	506,560
___________

(1)	A description of the maximum number of shares that may be purchased under our share repurchase plan is included in the narrative preceding this table.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

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

Griffin-American Healthcare REIT IV, Inc. (Registrant)

August 13, 2020	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

August 13, 2020	By:	/s/ BRIAN S. PEAY
Date		Brian S. Peay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)