Form 10-Q
period 2020-09-30
Griffin-American Healthcare REIT IV, Inc.
filed 2020-11-13
CIK 1632970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of November 6, 2020, there were 75,552,866 shares of Class T common stock and 5,642,478 shares of Class I common stock of Griffin-American Healthcare REIT IV, Inc. outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2020 and December 31, 2019
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Real estate investments, net	$928,066,000	$895,060,000
Cash and cash equivalents	22,690,000	15,290,000
Accounts and other receivables, net	3,262,000	4,608,000
Restricted cash	706,000	556,000
Real estate deposits	—	1,915,000
Identified intangible assets, net	68,636,000	74,023,000
Operating lease right-of-use assets, net	14,163,000	14,255,000
Other assets, net	73,967,000	62,620,000
Total assets	$1,111,490,000	$1,068,327,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$17,974,000	$26,070,000
Line of credit and term loans(1)	479,500,000	396,800,000
Accounts payable and accrued liabilities(1)	27,436,000	32,033,000
Accounts payable due to affiliates(1)	987,000	1,016,000
Identified intangible liabilities, net	1,362,000	1,601,000
Operating lease liabilities(1)	9,975,000	9,858,000
Security deposits, prepaid rent and other liabilities(1)	12,343,000	9,408,000
Total liabilities	549,577,000	476,786,000

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests (Note 11)	2,697,000	1,462,000

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Class T common stock, $0.01 par value per share; 900,000,000 shares authorized; 75,357,680 and 74,244,823 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	753,000	742,000
Class I common stock, $0.01 par value per share; 100,000,000 shares authorized; 5,630,314 and 5,655,051 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	56,000	56,000
Additional paid-in capital	729,923,000	719,894,000
Accumulated deficit	(172,436,000)	(130,613,000)
Total stockholders’ equity	558,296,000	590,079,000
Noncontrolling interest (Note 12)	920,000	—
Total equity	559,216,000	590,079,000
Total liabilities, redeemable noncontrolling interests and equity	$1,111,490,000	$1,068,327,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
As of September 30, 2020 and December 31, 2019
(Unaudited)
___________
(1)Such liabilities of Griffin-American Healthcare REIT IV, Inc. as of September 30, 2020 and December 31, 2019 represented liabilities of Griffin American Healthcare REIT IV Holdings, LP or its consolidated subsidiaries. Griffin-American Healthcare REIT IV Holdings, LP is a variable interest entity, or VIE, and a consolidated subsidiary of Griffin-American Healthcare REIT IV, Inc. The creditors of Griffin-American Healthcare REIT IV Holdings, LP or its consolidated subsidiaries do not have recourse against Griffin-American Healthcare REIT IV, Inc., except for the 2018 Credit Facility, as defined in Note 7, held by Griffin-American Healthcare REIT IV Holdings, LP in the amount of $479,500,000 and $396,800,000 as of September 30, 2020 and December 31, 2019, respectively, which is guaranteed by Griffin-American Healthcare REIT IV, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues and grant income:
Real estate revenue	$21,519,000	$19,253,000	$64,824,000	$53,280,000
Resident fees and services	18,948,000	11,865,000	51,863,000	34,053,000
Grant income	864,000	—	864,000	—
Total revenues and grant income	41,331,000	31,118,000	117,551,000	87,333,000
Expenses:
Rental expenses	5,905,000	4,929,000	17,723,000	14,238,000
Property operating expenses	17,397,000	9,884,000	44,856,000	28,194,000
General and administrative	3,672,000	3,982,000	11,960,000	11,413,000
Acquisition related expenses	57,000	74,000	74,000	1,492,000
Depreciation and amortization	12,669,000	9,552,000	37,919,000	35,561,000
Total expenses	39,700,000	28,421,000	112,532,000	90,898,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)	(4,839,000)	(4,140,000)	(15,123,000)	(11,532,000)
Gain (loss) in fair value of derivative financial instruments	1,450,000	(402,000)	(2,302,000)	(5,401,000)
Impairment of real estate investments	(3,064,000)	—	(3,064,000)	—
(Loss) income from unconsolidated entity	(377,000)	(79,000)	952,000	185,000
Other income	8,000	13,000	278,000	162,000
Loss before income taxes	(5,191,000)	(1,911,000)	(14,240,000)	(20,151,000)
Income tax benefit (expense)	39,000	(7,000)	—	(17,000)
Net loss	(5,152,000)	(1,918,000)	(14,240,000)	(20,168,000)
Less: net loss attributable to noncontrolling interests	232,000	19,000	608,000	76,000
Net loss attributable to controlling interest	$(4,920,000)	$(1,899,000)	$(13,632,000)	$(20,092,000)
Net loss per Class T and Class I common share attributable to controlling interest — basic and diluted	$(0.06)	$(0.02)	$(0.17)	$(0.26)
Weighted average number of Class T and Class I common shares outstanding — basic and diluted	80,788,359	79,502,193	80,498,693	77,894,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	Three Months Ended September 30, 2020
	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE — June 30, 2020	80,599,306	$805,000	$726,516,000	$(159,366,000)	$567,955,000	$1,047,000	$569,002,000
Offering costs — common stock	—	—	5,000	—	5,000	—	5,000
Issuance of common stock under the DRIP	445,239	4,000	4,243,000	—	4,247,000	—	4,247,000
Issuance of vested and nonvested restricted common stock	15,000	—	29,000	—	29,000	—	29,000
Amortization of nonvested common stock compensation	—	—	44,000	—	44,000	—	44,000
Repurchase of common stock	(71,551)	—	(706,000)	—	(706,000)	—	(706,000)
Distributions to noncontrolling interest	—	—	—	—	—	(22,000)	(22,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(208,000)	—	(208,000)	—	(208,000)
Distributions declared ($0.10 per share)	—	—	—	(8,150,000)	(8,150,000)	—	(8,150,000)
Net loss	—	—	—	(4,920,000)	(4,920,000)	(105,000)	(5,025,000)	(1)
BALANCE — September 30, 2020	80,987,994	$809,000	$729,923,000	$(172,436,000)	$558,296,000	$920,000	$559,216,000

	Three Months Ended September 30, 2019
	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE — June 30, 2019	79,084,339	$791,000	$712,076,000	$(105,918,000)	$606,949,000
Issuance of common stock	(1,393)	—	(14,000)	—	(14,000)
Offering costs — common stock	—	—	66,000	—	66,000
Issuance of common stock under the DRIP	691,703	7,000	6,592,000	—	6,599,000
Issuance of vested and nonvested restricted common stock	15,000	—	29,000	—	29,000
Amortization of nonvested common stock compensation	—	—	43,000	—	43,000
Repurchase of common stock	(308,837)	(3,000)	(2,820,000)	—	(2,823,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(23,000)	—	(23,000)
Distributions declared ($0.15 per share)	—	—	—	(12,030,000)	(12,030,000)
Net loss	—	—	—	(1,899,000)	(1,899,000)	(1)
BALANCE — September 30, 2019	79,480,812	$795,000	$715,949,000	$(119,847,000)	$596,897,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Three and Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	Nine Months Ended September 30, 2020
	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE — December 31, 2019	79,899,874	$798,000	$719,894,000	$(130,613,000)	$590,079,000	$—	$590,079,000
Offering costs — common stock	—	—	67,000	—	67,000	—	67,000
Issuance of common stock under the DRIP	1,643,731	16,000	15,665,000	—	15,681,000	—	15,681,000
Issuance of vested and nonvested restricted common stock	22,500	—	43,000	—	43,000	—	43,000
Amortization of nonvested common stock compensation	—	—	128,000	—	128,000	—	128,000
Repurchase of common stock	(578,111)	(5,000)	(5,344,000)	—	(5,349,000)	—	(5,349,000)
Contribution from noncontrolling interest	—	—	—	—	—	1,250,000	1,250,000
Distributions to noncontrolling interest	—	—	—	—	—	(54,000)	(54,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(530,000)	—	(530,000)	—	(530,000)
Distributions declared ($0.35 per share)	—	—	—	(28,191,000)	(28,191,000)	—	(28,191,000)
Net loss	—	—	—	(13,632,000)	(13,632,000)	(276,000)	(13,908,000)	(1)
BALANCE — September 30, 2020	80,987,994	$809,000	$729,923,000	$(172,436,000)	$558,296,000	$920,000	$559,216,000

	Nine Months Ended September 30, 2019
	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE — December 31, 2018	69,254,971	$692,000	$621,759,000	$(64,779,000)	$557,672,000
Issuance of common stock	8,884,165	89,000	88,626,000	—	88,715,000
Offering costs — common stock	—	—	(7,385,000)	—	(7,385,000)
Issuance of common stock under the DRIP	1,987,822	20,000	19,036,000	—	19,056,000
Issuance of vested and nonvested restricted common stock	22,500	—	43,000	—	43,000
Amortization of nonvested common stock compensation	—	—	121,000	—	121,000
Repurchase of common stock	(668,646)	(6,000)	(6,186,000)	—	(6,192,000)
Fair value adjustment to redeemable noncontrolling interests	—	—	(65,000)	—	(65,000)
Distributions declared ($0.45 per share)	—	—	—	(34,976,000)	(34,976,000)
Net loss	—	—	—	(20,092,000)	(20,092,000)	(1)
BALANCE — September 30, 2019	79,480,812	$795,000	$715,949,000	$(119,847,000)	$596,897,000
___________
(1)Amount excludes $127,000 and $19,000 for the three months ended September 30, 2020 and 2019, respectively, and $332,000 and $76,000 for the nine months ended September 30, 2020 and 2019, respectively, of net loss attributable to redeemable noncontrolling interests. See Note 11, Redeemable Noncontrolling Interests, for a further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,240,000)	$(20,168,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,919,000	35,561,000
Other amortization	2,084,000	1,869,000
Deferred rent	(3,440,000)	(1,886,000)
Stock based compensation	171,000	164,000
Income from unconsolidated entity	(952,000)	(185,000)
Distributions of earnings from unconsolidated entity	—	75,000
Change in fair value of derivative financial instruments	2,302,000	5,401,000
Impairment of real estate investments	3,064,000	—
Changes in operating assets and liabilities:
Accounts and other receivables	1,347,000	3,854,000
Other assets	(1,654,000)	256,000
Accounts payable and accrued liabilities	3,436,000	6,023,000
Accounts payable due to affiliates	27,000	142,000
Security deposits, prepaid rent, operating lease and other liabilities	(121,000)	(674,000)
Net cash provided by operating activities	29,943,000	30,432,000
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate investments	(68,032,000)	(153,923,000)
Capital expenditures	(6,729,000)	(4,388,000)
Investment in unconsolidated entity	—	(600,000)
Distributions in excess of earnings from unconsolidated entity	—	1,013,000
Real estate deposits	—	2,547,000
Pre-acquisition expenses	—	(179,000)
Net cash used in investing activities	(74,761,000)	(155,530,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on mortgage loans payable	(8,166,000)	(459,000)
Borrowings under the line of credit and term loans	140,800,000	165,600,000
Payments on the line of credit and term loans	(58,100,000)	(83,100,000)
Deferred financing costs	(43,000)	(65,000)
Proceeds from issuance of common stock	—	90,438,000
Payment of offering costs	(4,876,000)	(17,457,000)
Distributions paid	(13,932,000)	(15,446,000)
Repurchase of common stock	(5,349,000)	(6,192,000)
Contribution from noncontrolling interest	1,250,000	—
Distributions to noncontrolling interest	(54,000)	—
Contributions from redeemable noncontrolling interest	1,118,000	151,000
Distributions to redeemable noncontrolling interests	(81,000)	—
Security deposits	(199,000)	(94,000)
Net cash provided by financing activities	52,368,000	133,376,000
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	7,550,000	8,278,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	15,846,000	14,590,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$23,396,000	$22,868,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	Nine Months Ended September 30,
	2020	2019

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period:
Cash and cash equivalents	$15,290,000	$14,388,000
Restricted cash	556,000	202,000
Cash, cash equivalents and restricted cash	$15,846,000	$14,590,000
End of period:
Cash and cash equivalents	$22,690,000	$22,448,000
Restricted cash	706,000	420,000
Cash, cash equivalents and restricted cash	$23,396,000	$22,868,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$13,777,000	$9,369,000
Income taxes	$88,000	$21,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Investing Activities:
Accrued capital expenditures	$2,182,000	$4,205,000
Tenant improvement overage	$636,000	$195,000
Accrued pre-acquisition expenses	$—	$184,000
The following represents the increase in certain assets and liabilities in connection with our acquisitions of real estate investments:
Right-of-use asset	$—	$2,196,000
Other assets	$196,000	$86,000
Mortgage loan payable, net	$—	$9,735,000
Accounts payable and accrued liabilities	$201,000	$783,000
Operating lease liability	$—	$4,489,000
Security deposits and prepaid rent	$11,000	$1,343,000
Financing Activities:
Issuance of common stock under the DRIP	$15,681,000	$19,056,000
Distributions declared but not paid	$2,664,000	$3,933,000
Accrued stockholder servicing fee	$7,667,000	$14,241,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended September 30, 2020 and 2019
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
On January 18, 2019, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $100,000,000 of additional shares of our common stock to be issued pursuant to the DRIP, or the 2019 DRIP Offering. The Registration Statement on Form S-3 was automatically effective with the United States Securities and Exchange Commission, or the SEC, upon its filing. We commenced offering shares pursuant to the 2019 DRIP Offering on March 1, 2019, following the termination of our initial offering on February 15, 2019. See Note 12, Equity — Distribution Reinvestment Plan, for a further discussion. As of September 30, 2020, a total of $37,290,000 in distributions were reinvested that resulted in 3,903,895 shares of our common stock being issued pursuant to the 2019 DRIP Offering. We collectively refer to the DRIP portion of our initial offering and the 2019 DRIP Offering as our DRIP Offerings.
We conduct substantially all of our operations through Griffin-American Healthcare REIT IV Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT IV Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 16, 2016 and had a one-year initial term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 12, 2020 and expires on February 16, 2021. Our advisor uses its best efforts, subject to the oversight and review of our board of directors, or our board, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by wholly owned subsidiaries of American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Company, LLC, or Griffin Capital, or collectively, our co-sponsors. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony Capital, Inc. (NYSE: CLNY), or Colony Capital, and 7.8% owned by James F. Flaherty III, a former partner of Colony Capital. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or our dealer manager, Colony Capital or Mr. Flaherty; however, we are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings.
We currently operate through four reportable business segments: medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities. As of September 30, 2020, we had completed 46 property acquisitions whereby we owned 89 properties, comprising 94 buildings, or approximately 4,863,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $1,089,071,000. As of September 30, 2020, we also owned a 6.0% interest in a joint venture which owns a portfolio of integrated senior health campuses and ancillary businesses.

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
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of both September 30, 2020 and December 31, 2019, we owned greater than a 99.99% general partnership interest therein. Our advisor is a limited partner, and as of both September 30, 2020 and December 31, 2019, owned less than a 0.01% noncontrolling limited partnership interest in our operating partnership.
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
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to the SEC’s rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results that may be expected for the full year; such full year results may be less favorable.
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
Use of Estimates
The preparation of our accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities, at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, the initial and recurring valuation of certain assets acquired and liabilities assumed through property acquisitions, revenues and grant income, allowance for credit losses, impairment of long-lived assets and contingencies. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

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

	Three Months Ended September 30,
	2020			2019
	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Senior housing — RIDEA	$174,000	$18,774,000	$18,948,000	$144,000	$11,721,000	$11,865,000

	Nine Months Ended September 30,
	2020			2019
	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Senior housing — RIDEA	$746,000	$51,117,000	$51,863,000	$501,000	$33,552,000	$34,053,000
The following tables disaggregate our resident fees and services revenue by payor class:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Private and other payors	$17,300,000	$10,451,000	$46,766,000	$29,553,000
Medicaid	1,648,000	1,414,000	5,097,000	4,500,000
Total resident fees and services	$18,948,000	$11,865,000	$51,863,000	$34,053,000
Accounts Receivable, Net — Resident Fees and Services
The beginning and ending balances of accounts receivable, net — resident fees and services are as follows:

	Medicaid	Private and Other Payors	Total
Beginning balance — January 1, 2020	$3,154,000	$650,000	$3,804,000
Ending balance — September 30, 2020	2,317,000	1,234,000	3,551,000
(Decrease)/increase	$(837,000)	$584,000	$(253,000)
Government Grants
We have been granted stimulus funds through various federal and state government programs, such as through the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, passed by the federal government on March 27, 2020, which were established for eligible healthcare providers to preserve liquidity in response to lost revenues and/or increased healthcare expenses (as such terms are defined in the applicable regulatory guidance) associated with the coronavirus, or COVID-19, pandemic. Such grants are not loans and, as such, are not required to be repaid, subject to certain conditions. We recognize government grants as grant income or as a reduction of property operating expenses, as applicable, in our accompanying condensed consolidated statements of operations when there is reasonable assurance that the grants will be received and all conditions to retain the funds will be met. We adjust our estimates and assumptions based on the applicable guidance provided by the government and the best available information that we have. Any stimulus or other relief funds received that are not expected to be used in accordance with such terms and conditions will be returned to the government. For both the three and nine months ended September 30, 2020, we recognized government grants of $864,000 as grant income. For both the three and nine months ended September 30, 2019, we did not recognize any government grants.

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
As of September 30, 2020 and December 31, 2019, we had $1,653,000 and $902,000, respectively, in allowances, which were determined necessary to reduce receivables by our expected future credit losses. For the nine months ended September 30, 2020 and 2019, we increased allowances by $937,000 and $1,776,000, respectively, and reduced allowances for collections or adjustments by $126,000 and $766,000, respectively. For the nine months ended September 30, 2020 and 2019, $60,000 and $346,000, respectively, of our receivables were written off against the related allowances.
Income Taxes
We qualified, and elected to be taxed, as a REIT under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2016, and we intend to continue to qualify to be taxed as a REIT. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute to our stockholders a minimum of 90.0% of our annual taxable income, excluding net capital gains. Such distributions are required to be paid at least 20.0% in cash and 80.0% in stock. In May 2020, in response to the COVID-19 pandemic, the Internal Revenue Service, or IRS, temporarily reduced the cash distribution requirement to a minimum of 10.0%, which is applicable with respect to the aggregate distributions declared on or after April 1, 2020 until December 31, 2020. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
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
We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our accompanying condensed consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of and for the nine months ended September 30, 2020 and 2019, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.
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
As a result of the COVID-19 pandemic, we have granted lease concessions to an insignificant number of tenants within our medical office building segment, such as in the form of rent abatements with lease term extensions and rent payment deferrals requiring payment within one year. Such concessions were not material to our condensed consolidated financial statements, and as such, we elected not to apply the relief from lease modification accounting provided in the Lease Modification Q&A. We evaluate each lease concession granted as a result of the COVID-19 pandemic to determine whether the concession reflects: (i) a resolution of contractual rights in the original lease and is thus outside of the lease modification framework of ASC Topic 842; or (ii) a modification for which we would be required to apply the lease modification framework of ASC Topic 842. The application of the lease modification framework of ASC Topic 842 to lease concessions granted due to the effects of the COVID-19 pandemic did not have a material impact on our condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Building and improvements	$883,849,000	$836,091,000
Land	109,420,000	103,371,000
Furniture, fixtures and equipment	8,241,000	6,656,000
	1,001,510,000	946,118,000
Less: accumulated depreciation	(73,444,000)	(51,058,000)
Total	$928,066,000	$895,060,000
Depreciation expense for the three months ended September 30, 2020 and 2019 was $7,966,000 and $6,806,000, respectively, and for the nine months ended September 30, 2020 and 2019 was $23,698,000 and $20,256,000, respectively. We determined that two senior housing — RIDEA facilities were impaired and recognized an aggregate impairment charge of $3,064,000 for both the three and nine months ended September 30, 2020, which reduced the total aggregate carrying value of such assets to $6,993,000. The carrying values of such senior housing — RIDEA facilities were then reclassified to properties held for sale, which is included in other assets, net in our accompanying condensed consolidated balance sheets. The fair values of such facilities were based on their projected sales prices obtained from an independent third party using comparable market information and adjusted for anticipated selling costs of such facilities, which were considered Level 2 measurements within the fair value hierarchy. We did not recognize impairment charges on long-lived assets for both the three and nine months ended September 30, 2019.
In addition to the property acquisition transactions discussed below, for the three and nine months ended September 30, 2020, we incurred capital expenditures of $1,681,000 and $4,628,000, respectively, for our medical office buildings, $316,000 and $1,682,000, respectively, for our senior housing — RIDEA facilities and $0 and $657,000, respectively, for our skilled nursing facilities. We did not incur any capital expenditures for our senior housing facilities for the three and nine months ended September 30, 2020.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Acquisitions in 2020
For the nine months ended September 30, 2020, using cash on hand and debt financing, we completed the acquisition of seven buildings from unaffiliated third parties. The following is a summary of our property acquisitions for the nine months ended September 30, 2020:

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
___________
(1)Represents a borrowing under the 2018 Credit Facility, as defined in Note 7, Line of Credit and Term Loans, at the time of acquisition.
(2)Our advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, a base acquisition fee, as defined in Note 13, Related Party Transactions — Acquisition and Development Stage — Acquisition Fee, of 2.25% of the contract purchase price paid by us.
(3)On January 1, 2020 and January 31, 2020, we completed the acquisitions of Catalina West Haven ALF and Catalina Madera ALF, respectively, pursuant to a joint venture with an affiliate of Avalon Health Care, Inc., or Avalon, an unaffiliated third party. Our ownership of the joint venture is approximately 90.0%.
(4)On January 3, 2020, we completed the acquisition of Louisiana Senior Housing Portfolio pursuant to a joint venture with an affiliate of Senior Solutions Management Group, or SSMG, an unaffiliated third party. Our ownership of the joint venture is approximately 90.0%.
We accounted for our property acquisitions completed for the nine months ended September 30, 2020 as asset acquisitions. We incurred and capitalized base acquisition fees and direct acquisition related expenses of $2,538,000. The following table summarizes the purchase price of the assets acquired at the time of acquisition from our property acquisitions in 2020 based on their relative fair values:

2020 Acquisitions
Building and improvements	$49,792,000
Land	7,632,000
In-place leases	8,974,000
Furniture, fixtures and equipment	854,000
Total assets acquired	$67,252,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
4. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Amortized intangible assets:
In-place leases, net of accumulated amortization of $28,935,000 and $18,273,000 as of September 30, 2020 and December 31, 2019, respectively (with a weighted average remaining life of 8.8 years and 9.5 years as of September 30, 2020 and December 31, 2019, respectively)	$65,593,000	$70,650,000
Above-market leases, net of accumulated amortization of $938,000 and $609,000 as of September 30, 2020 and December 31, 2019, respectively (with a weighted average remaining life of 9.1 years and 9.5 years as of September 30, 2020 and December 31, 2019, respectively)	2,695,000	3,025,000
Unamortized intangible assets:
Certificates of need	348,000	348,000
Total	$68,636,000	$74,023,000
Amortization expense on identified intangible assets for the three months ended September 30, 2020 and 2019 was $4,728,000 and $2,807,000, respectively, which included $109,000 and $90,000, respectively, of amortization recorded against real estate revenue for above-market leases in our accompanying condensed consolidated statements of operations. Amortization expense on identified intangible assets for the nine months ended September 30, 2020 and 2019 was $14,361,000 and $15,429,000, respectively, which included $329,000 and $205,000, respectively, of amortization recorded against real estate revenue for above-market leases in our accompanying condensed consolidated statements of operations.
The aggregate weighted average remaining life of the identified intangible assets was 8.8 years and 9.5 years as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, estimated amortization expense on the identified intangible assets for the three months ending December 31, 2020 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2020	$4,535,000
2021	11,920,000
2022	8,648,000
2023	7,384,000
2024	6,155,000
Thereafter	29,646,000
Total	$68,288,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
5. Other Assets, Net
Other assets, net consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Investment in unconsolidated entity	$47,968,000	$47,016,000
Deferred rent receivables	11,458,000	8,018,000
Prepaid expenses, deposits and other assets	10,007,000	2,380,000
Lease commissions, net of accumulated amortization of $336,000 and $174,000 as of September 30, 2020 and December 31, 2019, respectively	2,340,000	1,623,000
Deferred financing costs, net of accumulated amortization of $2,927,000 and $1,517,000 as of September 30, 2020 and December 31, 2019, respectively(1)	2,194,000	3,583,000
Total	$73,967,000	$62,620,000
___________
(1)Deferred financing costs only include costs related to our line of credit and term loans. See Note 7, Line of Credit and Term Loans, for a further discussion.
Amortization expense on deferred financing costs of our line of credit and term loans for the three months ended September 30, 2020 and 2019 was $471,000 and $484,000, respectively, and for the nine months ended September 30, 2020 and 2019 was $1,410,000 and $1,606,000, respectively, which is recorded to interest expense in our accompanying condensed consolidated statements of operations. Amortization expense on lease commissions for the three months ended September 30, 2020 and 2019 was $84,000 and $29,000, respectively, and for the nine months ended September 30, 2020 and 2019 was $189,000 and $81,000, respectively.
As of September 30, 2020 and December 31, 2019, the unamortized basis difference of our joint venture investment in an unconsolidated entity of $16,905,000 and $17,248,000, respectively, is primarily attributable to the difference between the amount for which we purchased our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the entity. This difference is being amortized over the remaining useful life of the related assets and included in income or loss from unconsolidated entity in our accompanying condensed consolidated statements of operations.
6. Mortgage Loans Payable, Net
As of September 30, 2020 and December 31, 2019, mortgage loans payable were $18,933,000 ($17,974,000, net of discount/premium and deferred financing costs) and $27,099,000 ($26,070,000, net of discount/premium and deferred financing costs), respectively. As of September 30, 2020, we had three fixed-rate mortgage loans with interest rates ranging from 3.67% to 5.25% per annum, maturity dates ranging from April 1, 2025 to February 1, 2051 and a weighted average effective interest rate of 3.94%. As of December 31, 2019, we had four fixed-rate mortgage loans with interest rates ranging from 3.67% to 5.25% per annum, maturity dates ranging from April 1, 2020 to February 1, 2051 and a weighted average effective interest rate of 4.18%.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
In January 2020, we paid off a mortgage loan payable with a principal balance of $7,738,000, which had an original maturity date of April 1, 2020. We did not incur any prepayment penalties or fees in connection with such payoff. The following table reflects the changes in the carrying amount of mortgage loans payable, net for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Beginning balance	$26,070,000	$16,892,000
Additions:
Assumption of mortgage loan payable, net	—	9,735,000
Amortization of deferred financing costs	33,000	58,000
Amortization of discount/premium on mortgage loans payable	37,000	29,000
Deductions:
Scheduled principal payments on mortgage loans payable	(8,166,000)	(459,000)
Deferred financing costs	—	(26,000)
Ending balance	$17,974,000	$26,229,000
As of September 30, 2020, the principal payments due on our mortgage loans payable for the three months ending December 31, 2020 and for each of the next four years ending December 31 and thereafter were as follows:

Year	Amount
2020	$151,000
2021	622,000
2022	651,000
2023	680,000
2024	711,000
Thereafter	16,118,000
Total	$18,933,000
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
As of both September 30, 2020 and December 31, 2019, our aggregate borrowing capacity under the 2018 Credit Facility was $530,000,000. As of September 30, 2020 and December 31, 2019, borrowings outstanding totaled $479,500,000 and $396,800,000, respectively, and the weighted average interest rate on such borrowings outstanding was 2.12% and 3.50%, respectively, per annum.
8. Derivative Financial Instruments
We record derivative financial instruments in our accompanying condensed consolidated balance sheets as either an asset or a liability measured at fair value. The following table lists the derivative financial instruments held by us as of September 30, 2020 and December 31, 2019, which are included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets:

					Fair Value
Instrument	Notional Amount	Index	Interest Rate	Maturity Date	September 30, 2020	December 31, 2019
Swap	$139,500,000	one month LIBOR	2.49%	11/19/21	$(3,713,000)	$(2,441,000)
Swap	58,800,000	one month LIBOR	2.49%	11/19/21	(1,565,000)	(1,029,000)
Swap	45,000,000	one month LIBOR	0.20%	11/19/21	(27,000)	—
Swap	36,700,000	one month LIBOR	2.49%	11/19/21	(977,000)	(642,000)
Swap	15,000,000	one month LIBOR	2.53%	11/19/21	(405,000)	(273,000)
	$295,000,000				$(6,687,000)	$(4,385,000)
As of both September 30, 2020 and December 31, 2019, none of our derivative financial instruments were designated as hedges. For the three months ended September 30, 2020 and 2019, we recorded $1,450,000 and $(402,000), respectively, and for the nine months ended September 30, 2020 and 2019, we recorded $(2,302,000) and $(5,401,000), respectively, as a decrease (increase) to interest expense in our accompanying condensed consolidated statements of operations related to the change in the fair value of our derivative financial instruments.
See Note 14, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
9. Identified Intangible Liabilities, Net
As of September 30, 2020 and December 31, 2019, identified intangible liabilities, net consisted of below-market leases of $1,362,000 and $1,601,000, respectively, net of accumulated amortization of $586,000 and $702,000, respectively. Amortization expense on below-market leases for the three months ended September 30, 2020 and 2019 was $78,000 and $212,000, respectively, and for the nine months ended September 30, 2020 and 2019 was $239,000 and $421,000, respectively, which was recorded to real estate revenue in our accompanying condensed consolidated statements of operations.
The weighted average remaining life of below-market leases was 11.6 years and 11.3 years as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, estimated amortization expense on below-market leases for the three months ending December 31, 2020 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2020	$66,000
2021	236,000
2022	217,000
2023	207,000
2024	161,000
Thereafter	475,000
Total	$1,362,000
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
Impact of the COVID-19 Pandemic
The COVID-19 pandemic is dramatically impacting the United States and has resulted in an aggressive worldwide effort to contain the spread of the virus. These efforts have significantly and adversely disrupted economic markets and impacted commercial activity worldwide, including markets in which we own and/or operate properties, and the prolonged economic impact remains uncertain. In addition, the continuously evolving nature of the COVID-19 pandemic makes it difficult to ascertain the long-term impact it will have on real estate markets and our portfolio of investments. Considerable uncertainty still surrounds the COVID-19 pandemic and its effects on the population, as well as the effectiveness of any responses taken on a national and local level by government and public health authorities and businesses to contain and combat the outbreak and spread of the virus. In particular, government-imposed business closures and re-opening restrictions have dramatically impacted the operations of our real estate investments and our tenants across the country, such as creating declines in resident occupancy. Further, our senior housing facilities have also experienced dramatic increases and continue to experience increases in costs to care for residents, particularly increased labor costs to maintain staffing levels to care for the aged population during this crisis,

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
costs of COVID-19 testing of employees and residents and costs to procure the volume of personal protective equipment and other supplies required.
We received and recognized in our accompanying condensed consolidated financial statements stimulus funds through economic relief programs of the CARES Act, as discussed at Note 2, Summary of Significant Accounting Policies — Government Grants. We have also taken actions to strengthen our balance sheet and preserve liquidity in response to the COVID-19 pandemic risks. Since March 2020, we have postponed non-essential capital expenditures, reduced the stockholder distribution rate and partially suspended our share repurchase plan. We are continuously monitoring the impact of the COVID-19 pandemic on our business, residents, tenants, operating partners, managers, portfolio of investments and on the United States and global economies. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Which May Influence Results of Operations, for a further discussion of the adverse impact the COVID-19 pandemic has had on our business operations.
11. Redeemable Noncontrolling Interests
As of both September 30, 2020 and December 31, 2019, our advisor owned all of the 208 limited partnership units outstanding in our operating partnership. As of both September 30, 2020 and December 31, 2019, we owned greater than a 99.99% general partnership interest in our operating partnership, and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. Our advisor is entitled to special redemption rights of its limited partnership units. The noncontrolling interest of our advisor in our operating partnership, which has redemption features outside of our control, is accounted for as a redeemable noncontrolling interest and is presented outside of permanent equity in our accompanying condensed consolidated balance sheets. See Note 13, Related Party Transactions — Liquidity Stage — Subordinated Participation Interest — Subordinated Distribution Upon Listing, and Note 13, Related Party Transactions — Subordinated Distribution Upon Termination, for a further discussion of the redemption features of the limited partnership units.
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
We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions; or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Beginning balance	$1,462,000	$1,371,000
Additions	1,118,000	151,000
Distributions	(81,000)	—
Fair value adjustment to redemption value	530,000	65,000
Net loss attributable to redeemable noncontrolling interests	(332,000)	(76,000)
Ending balance	$2,697,000	$1,511,000
12. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of both September 30, 2020 and December 31, 2019, no shares of our preferred stock were issued and outstanding.
Common Stock
Our charter authorizes us to issue 1,000,000,000 shares of our common stock, par value $0.01 per share, whereby 900,000,000 shares are classified as Class T common stock and 100,000,000 shares are classified as Class I common stock. Each share of our common stock, regardless of class, will be entitled to one vote per share on matters presented to the common

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
stockholders for approval; provided, however, that stockholders of one share class shall have exclusive voting rights on any amendment to our charter that would alter only the contract rights of that share class, and no stockholders of another share class shall be entitled to vote thereon. On February 6, 2015, our advisor acquired shares of our Class T common stock for total cash consideration of $200,000 and was admitted as our initial stockholder. We used the proceeds from the sale of shares of our Class T common stock to our advisor to make an initial capital contribution to our operating partnership. As of both September 30, 2020 and December 31, 2019, our advisor owned 20,833 shares of our Class T common stock. On February 15, 2019, we terminated our initial offering. We continue to offer shares of our common stock pursuant to the 2019 DRIP Offering. See the “Distribution Reinvestment Plan” section below for a further discussion.
Through September 30, 2020, we had issued 75,639,681 aggregate shares of our Class T and Class I common stock in connection with the primary portion of our initial offering and 7,157,430 aggregate shares of our Class T and Class I common stock pursuant to our DRIP Offerings. We also granted an aggregate of 105,000 shares of our restricted Class T common stock to our independent directors and repurchased 1,934,950 shares of our common stock under our share repurchase plan through September 30, 2020. As of September 30, 2020 and December 31, 2019, we had 80,987,994 and 79,899,874 aggregate shares of our Class T and Class I common stock, respectively, issued and outstanding.
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
For the three months ended September 30, 2020 and 2019, $4,247,000 and $6,599,000, respectively, in distributions were reinvested and 445,239 and 691,703 shares of our common stock, respectively, were issued pursuant to our DRIP Offerings. For the nine months ended September 30, 2020 and 2019, $15,681,000 and $19,056,000, respectively, in distributions were reinvested and 1,643,731 and 1,987,822 shares of our common stock, respectively, were issued pursuant to our DRIP Offerings. As of September 30, 2020 and December 31, 2019, a total of $68,311,000 and $52,630,000, respectively, in distributions were cumulatively reinvested that resulted in 7,157,430 and 5,513,699 shares of our common stock, respectively, being issued pursuant to our DRIP Offerings.

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
For the three months ended September 30, 2020 and 2019, we repurchased 71,551 and 308,837 shares of our common stock, respectively, for an aggregate of $706,000 and $2,823,000, respectively, at an average repurchase price of $9.87 and $9.14 per share, respectively. For the nine months ended September 30, 2020 and 2019, we repurchased 578,111 and 668,646 shares of our common stock, respectively, for an aggregate of $5,349,000 and $6,192,000, respectively, at an average repurchase price of $9.25 and $9.26 per share, respectively. As of September 30, 2020 and December 31, 2019, we cumulatively repurchased 1,934,950 and 1,356,839 shares of our common stock, respectively, for an aggregate of $18,005,000 and $12,656,000, respectively, at an average repurchase price of $9.31 and $9.33 per share, respectively. In October 2020, we repurchased 86,821 shares of our common stock, for an aggregate of $865,000, at an average repurchase price of $9.95 per share. All shares were repurchased using the cumulative proceeds we received from the sale of shares of our common stock pursuant to our DRIP Offerings.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
2015 Incentive Plan
We adopted the 2015 Incentive Plan, or our incentive plan, pursuant to which our board, or a committee of our independent directors, may make grants of options, restricted shares of common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 4,000,000 shares. For both the nine months ended September 30, 2020 and 2019, we granted an aggregate of 22,500 shares of our restricted Class T common stock at a weighted average grant date fair value of $9.54 per share to our independent directors in connection with their re-election to our board and in consideration for their past services rendered. Such shares vested 20.0% immediately on the grant date and 20.0% will vest on each of the first four anniversaries of the grant date. For the three months ended September 30, 2020 and 2019, we recognized stock compensation expense of $73,000 and $72,000, respectively, and for the nine months ended September 30, 2020 and 2019, we recognized stock compensation expense of $171,000 and $164,000, respectively, which is included in general and administrative in our accompanying condensed consolidated statements of operations.
Offering Costs
Selling Commissions
Through the termination of our initial offering on February 15, 2019, we generally paid our dealer manager selling commissions of up to 3.0% of the gross offering proceeds from the sale of Class T shares of our common stock pursuant to the primary portion of our initial offering. No selling commissions were payable on Class I shares or shares of our common stock sold pursuant to our DRIP Offerings. Following the termination of our initial offering on February 15, 2019, we no longer incur additional selling commissions. For the nine months ended September 30, 2019, we incurred $2,241,000 in selling commissions to our dealer manager. Such commissions were charged to stockholders’ equity as such amounts were paid to our dealer manager from the gross proceeds of our initial offering.
Dealer Manager Fee
Through the termination of our initial offering on February 15, 2019, with respect to shares of our Class T common stock, our dealer manager generally received a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of Class T shares of our common stock pursuant to our initial offering, of which 1.0% of the gross offering proceeds was funded by us and up to an amount equal to 2.0% of the gross offering proceeds was funded by our advisor. With respect to shares of our Class I common stock, prior to March 1, 2017, our dealer manager generally received a dealer manager fee up to 3.0% of the gross offering proceeds from the sale of Class I shares of our common stock pursuant to the primary portion of our initial offering, of which 1.0% of the gross offering proceeds was funded by us and an amount equal to 2.0% of the gross offering proceeds was funded by our advisor. Effective March 1, 2017 and through the termination of our initial offering on February 15, 2019, our dealer manager generally received a dealer manager fee up to an amount equal to 1.5% of the gross offering proceeds from the sale of Class I shares of our common stock pursuant to the primary portion of our initial offering, all of which was funded by our advisor. No dealer manager fee was payable on shares of our common stock sold pursuant to our DRIP Offerings.
Following the termination of our initial offering on February 15, 2019, we no longer incur additional dealer manager fees. For the nine months ended September 30, 2019, we incurred $759,000 in dealer manager fees to our dealer manager. Such fees were charged to stockholders’ equity as such amounts were paid to our dealer manager or its affiliates from the gross proceeds of our initial offering. See Note 13, Related Party Transactions — Offering Stage — Dealer Manager Fee, for a further discussion of the dealer manager fee funded by our advisor.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Following the termination of our initial offering on February 15, 2019, we no longer incur additional stockholder servicing fees. For the nine months ended September 30, 2019, we incurred $2,536,000 in stockholder servicing fees to our dealer manager. As of September 30, 2020 and December 31, 2019, we accrued $7,667,000 and $12,610,000, respectively, in connection with the stockholder servicing fee payable, which is included in accounts payable and accrued liabilities with a corresponding offset to stockholders’ equity in our accompanying condensed consolidated balance sheets.
Noncontrolling Interest
In connection with our acquisition of Louisiana Senior Housing Portfolio in January 2020, as of September 30, 2020 we owned an approximate 90.0% interest in our consolidated joint venture with SSMG that owns such properties. As such, 10.0% of the net earnings of the joint venture were allocated to noncontrolling interests in our accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2020, and the carrying amount of such noncontrolling interest is presented in total equity in our accompanying condensed consolidated balance sheets as of September 30, 2020. We did not have any noncontrolling interest in total equity for the nine months ended September 30, 2019.
13. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and one of our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings; however, we are not affiliated with Griffin Capital, our dealer manager, Colony Capital or Mr. Flaherty. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. Our board, including a majority of our independent directors, has reviewed the material transactions between our affiliates and us during the nine months ended September 30, 2020. Set forth below is a description of the transactions with affiliates. We believe that we have executed all of the transactions set forth below on terms that are fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties. For the three months ended September 30, 2020 and 2019, we incurred $3,045,000 and $4,478,000, respectively, and for the nine months ended September 30, 2020 and 2019, we incurred $10,344,000 and $12,626,000, respectively, in fees and expenses to our affiliates as detailed below.
Offering Stage
Dealer Manager Fee
Through the termination of our initial offering on February 15, 2019, with respect to shares of our Class T common stock, our dealer manager generally received a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of Class T shares of our common stock pursuant to the primary portion of our initial offering, of which 1.0% of the gross offering proceeds was funded by us and up to an amount equal to 2.0% of the gross offering proceeds was funded by our advisor. With respect to shares of our Class I common stock, prior to March 1, 2017, our dealer manager generally received a dealer manager fee up to 3.0% of the gross offering proceeds from the sale of Class I shares of our common stock pursuant to the primary portion of our initial offering, of which 1.0% of the gross offering proceeds was funded by us and an amount equal to 2.0% of the gross offering proceeds was funded by our advisor. Effective March 1, 2017 and through the termination of our initial offering on February 15, 2019, our dealer manager generally received a dealer manager fee up to an amount equal to 1.5% of the gross offering proceeds from the sale of Class I shares of our common stock pursuant to the primary portion of our initial offering, all of which was funded by our advisor. Our advisor recouped the portion of the dealer manager fee it funded through the receipt from us of the Contingent Advisor Payment, as defined below, through the payment of acquisition fees as described below. No dealer manager fee was payable on shares of our common stock sold pursuant to our DRIP Offerings.
Following the termination of our initial offering on February 15, 2019, we no longer incur additional dealer manager fees. For the nine months ended September 30, 2019, we incurred $1,687,000 payable to our advisor as part of the Contingent Advisor Payment in connection with the dealer manager fee that our advisor had incurred. Such fee was charged to stockholders’ equity as incurred with a corresponding offset to accounts payable due to affiliates in our accompanying condensed consolidated balance sheets. See Note 12, Equity — Offering Costs — Dealer Manager Fee, for a further discussion of the dealer manager fee funded by us.

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
Following the termination of our initial offering on February 15, 2019, we no longer incur additional other organizational and offering expenses. For the nine months ended September 30, 2019, we incurred $112,000 payable to our advisor as part of the Contingent Advisor Payment in connection with the other organizational and offering expenses that our advisor had incurred. Such expenses were charged to stockholders’ equity as incurred with a corresponding offset to accounts payable due to affiliates in our accompanying condensed consolidated balance sheets.
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
The base acquisition fee in connection with the acquisition of real estate investments accounted for as business combinations is expensed as incurred and included in acquisition related expenses in our accompanying condensed consolidated statements of operations. The base acquisition fee in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments is capitalized as part of the associated investment in our accompanying condensed consolidated balance sheets. For the three months ended September 30, 2020 and 2019, we incurred base acquisition fees of $35,000 and $1,922,000, respectively, and for the nine months ended September 30, 2020 and 2019, we incurred base acquisition fees of $1,475,000 and $3,663,000, respectively, to our advisor. As of both September 30, 2020 and December 31, 2019, we have paid $20,982,000 in Contingent Advisor Payments to our advisor and do not have any amounts outstanding due to our advisor. For a further discussion of amounts paid in connection with the Contingent Advisor Payment, see “Dealer Manager Fee” and “Other Organizational and Offering Expenses,” above.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
For the three months ended September 30, 2020 and 2019, we incurred development fees of $22,000 and $0, respectively, and for the nine months ended September 30, 2020 and 2019, we incurred development fees of $24,000 and $14,000, respectively, to our advisor, which was expensed as incurred and included in acquisition related expenses in our accompanying condensed consolidated statements of operations.
Reimbursement of Acquisition Expenses
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets, which are reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees, total development costs and real estate commissions paid to unaffiliated third parties will not exceed, in the aggregate, 6.0% of the contract purchase price of the property or real estate-related investments, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction. For the nine months ended September 30, 2020 and 2019, such fees and expenses paid did not exceed 6.0% of the contract purchase price of our property acquisitions, except with respect to our acquisitions of Pinnacle Warrenton ALF, Glendale MOB, Missouri SNF Portfolio, Flemington MOB Portfolio and West Des Moines SNF, which excess fees and expenses were approved by our directors as set forth above.
Reimbursements of acquisition expenses in connection with the acquisition of real estate investments accounted for as business combinations are expensed as incurred and included in acquisition related expenses in our accompanying condensed consolidated statements of operations. Reimbursements of acquisition expenses in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments are capitalized as part of the associated investment in our accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2020, we incurred $0 and $1,000, respectively, in acquisition expenses to our advisor or its affiliates. For the three and nine months ended September 30, 2019, we did not incur any acquisition expenses payable to our advisor or its affiliates.
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
For the three months ended September 30, 2020 and 2019, we incurred asset management fees of $2,446,000 and $2,120,000, respectively, and for the nine months ended September 30, 2020 and 2019, we incurred asset management fees of $7,292,000 and $6,012,000, respectively, to our advisor, which are included in general and administrative in our accompanying condensed consolidated statements of operations.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Property management fees are included in rental expenses and general and administrative expenses in our accompanying condensed consolidated statements of operations. For the three months ended September 30, 2020 and 2019, we incurred property management fees of $376,000 and $318,000, respectively, and for the nine months ended September 30, 2020 and 2019, we incurred property management fees of $1,100,000 and $871,000, respectively, to American Healthcare Investors.
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
Lease fees are capitalized as lease commissions, which are included in other assets, net in our accompanying condensed consolidated balance sheets, and amortized over the term of the lease. For the three months ended September 30, 2020 and 2019, we incurred lease fees of $117,000 and $21,000, respectively, and for the nine months ended September 30, 2020 and 2019, we incurred lease fees of $254,000 and $71,000, respectively.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, we pay our advisor or its affiliates a construction management fee of up to 5.0% of the cost of such improvements. Construction management fees are capitalized as part of the associated asset and included in real estate investments, net in our accompanying condensed consolidated balance sheets or are expensed and included in our accompanying condensed consolidated statements of operations, as applicable. For the three months ended September 30, 2020 and 2019, we incurred construction management fees of $12,000 and $73,000, respectively, and for the nine months ended September 30, 2020 and 2019, we incurred construction management fees of $76,000 and $99,000, respectively.
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
The following table reflects our operating expenses as a percentage of average invested assets and as a percentage of net income for the 12 month periods then ended:

	12 months ended September 30,
	2020	2019
Operating expenses as a percentage of average invested assets	1.1%	1.2%
Operating expenses as a percentage of net income	32.7%	42.0%
For the 12 months ended September 30, 2020 and 2019, our operating expenses did not exceed the aforementioned limitations as 2.0% of our average invested assets was greater than 25.0% of our net income. For the three months ended September 30, 2020 and 2019, our advisor incurred operating expenses on our behalf of $37,000 and $24,000, respectively, and for the nine months ended September 30, 2020 and 2019, our advisor incurred operating expenses on our behalf of $122,000 and $97,000, respectively. Operating expenses are generally included in general and administrative in our accompanying condensed consolidated statements of operations.
Compensation for Additional Services
We pay our advisor and its affiliates for services performed for us other than those required to be rendered by our advisor or its affiliates under the Advisory Agreement. The rate of compensation for these services has to be approved by a majority of our board, including a majority of our independent directors, and cannot exceed an amount that would be paid to unaffiliated parties for similar services. For the three and nine months ended September 30, 2020 and 2019, our advisor and its affiliates were not compensated for any additional services.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, we pay our advisor or its affiliates a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the three and nine months ended September 30, 2020 and 2019, we did not incur any disposition fees to our advisor or its affiliates.
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, we will pay our advisor a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the remaining net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of: (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan); plus (ii) an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the three and nine months ended September 30, 2020 and 2019, we did not pay any such distributions to our advisor.
Subordinated Distribution Upon Listing
Upon the listing of shares of our common stock on a national securities exchange, in redemption of our advisor’s limited partnership units, we will pay our advisor a distribution equal to 15.0% of the amount by which: (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash equal to an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing, among other factors. For the three and nine months ended September 30, 2020 and 2019, we did not pay any such distributions to our advisor.
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
As of September 30, 2020 and December 31, 2019, we did not have any liability related to the subordinated distribution upon termination.
Stock Purchase Plans
On December 31, 2017, our Chief Executive Officer and Chairman of the Board of Directors, Jeffrey T. Hanson, our President and Chief Operating Officer, Danny Prosky, and our Executive Vice President and General Counsel, Mathieu B. Streiff, each executed stock purchase plans, or the 2018 Stock Purchase Plans, whereby they each irrevocably agreed to invest 100% of their net after-tax base salary and cash bonus compensation earned as employees of American Healthcare Investors directly into our company by purchasing shares of our Class I common stock. In addition, on December 31, 2017, four Executive Vice Presidents of American Healthcare Investors, including our Executive Vice President of Acquisitions, Stefan K.L. Oh, our Chief Financial Officer, Brian S. Peay, as well as Wendie Newman and Christopher M. Belford, both of whom

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
were our Vice Presidents of Asset Management as of September 30, 2020, each executed similar 2018 Stock Purchase Plans whereby they each irrevocably agreed to invest a portion of their net after-tax base salary or a portion of their net after-tax base salary and cash bonus compensation, ranging from 5.0% to 15.0%, earned on or after January 1, 2018 as employees of American Healthcare Investors directly into shares of our Class I common stock. The 2018 Stock Purchase Plans terminated on December 31, 2018.
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
For the nine months ended September 30, 2019, our officers invested the following amounts and we issued the following shares of our Class I common stock pursuant to the 2018 Stock Purchase Plans:

		Nine Months Ended September 30, 2019
Officer’s Name	Title	Amount	Shares
Jeffrey T. Hanson	Chief Executive Officer and Chairman of the Board of Directors	$10,000	995
Danny Prosky	President and Chief Operating Officer	11,000	1,103
Mathieu B. Streiff	Executive Vice President and General Counsel	10,000	999
Brian S. Peay	Chief Financial Officer	1,000	88
Stefan K.L. Oh	Executive Vice President of Acquisitions	1,000	127
Christopher M. Belford	Vice President of Asset Management	1,000	102
Wendie Newman	Vice President of Asset Management	1,000	34
Total		$35,000	3,448
Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of September 30, 2020 and December 31, 2019:

Fee	September 30, 2020	December 31, 2019
Asset management fees	$815,000	$768,000
Property management fees	128,000	145,000
Construction management fees	31,000	65,000
Operating expenses	11,000	12,000
Acquisition and development fees	2,000	5,000
Lease commissions	—	21,000
Total	$987,000	$1,016,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
14. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivative financial instruments	$—	$6,687,000	$—	$6,687,000
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
There were no transfers into or out of fair value measurement levels during the nine months ended September 30, 2020 and 2019.
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
Although we have determined that the majority of the inputs used to value our derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of September 30, 2020, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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
The fair values of our mortgage loans payable and the 2018 Credit Facility are estimated using discounted cash flow analyses using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that our mortgage loans payable and the 2018 Credit Facility are classified in Level 2 within the fair value hierarchy as reliance is placed on inputs other than quoted prices that are observable, such as interest rates and yield curves. The carrying amounts and estimated fair values of such financial instruments as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020		December 31, 2019
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Financial Liabilities:
Mortgage loans payable	$17,974,000	$21,944,000	$26,070,000	$26,677,000
Line of credit and term loans	$477,306,000	$480,348,000	$393,217,000	$396,891,000
___________
(1)Carrying amount is net of any discount/premium and deferred financing costs.
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
On March 27, 2020, the federal government passed the CARES Act which contains economic stimulus provisions, including the temporary removal of limitations on the deductibility of net operating losses, or NOL, modifications to the carryback periods of NOL, modifications to the business interest deduction limitations and technical corrections to the tax depreciation recovery period for qualified improvement property. Accordingly, tax law changes within the CARES Act may impact income taxes accrued, deferred tax assets or liabilities and the associated valuation allowances included in our condensed consolidated financial statements, if any. We do not anticipate that tax law changes in the CARES Act will materially impact the computation of our taxable income, including our TRS. We also do not expect that we will realize a material tax benefit as a result of the changes to the provisions of the Code made by the CARES Act. We will continue to evaluate the tax impact of the CARES Act and any guidance provided by the United States Treasury Department, the IRS and other state and local regulatory authorities to our condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The components of income tax (benefit) expense for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Federal deferred	$(863,000)	$(290,000)	$(2,134,000)	$(958,000)
State deferred	(327,000)	(68,000)	(721,000)	(250,000)
Federal current	(37,000)	—	—	—
State current	(2,000)	16,000	—	26,000
Valuation allowance	1,190,000	349,000	2,855,000	1,199,000
Total income tax (benefit) expense	$(39,000)	$7,000	$—	$17,000
Current Income Tax
Federal and state income taxes are generally a function of the level of income recognized by our TRS.
Deferred Taxes
Deferred income tax is generally a function of the period’s temporary differences (primarily basis differences between tax and financial reporting for real estate assets and equity investments) and generation of tax NOL that may be realized in future periods depending on sufficient taxable income.
We recognize the financial statement effects of an uncertain tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of both September 30, 2020 and December 31, 2019, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of both September 30, 2020 and December 31, 2019, our valuation allowance fully reserves the net deferred tax asset due to inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
16. Leases
Lessor
We have operating leases with tenants that expire at various dates through 2040. For the three months ended September 30, 2020 and 2019, we recognized $21,519,000 and $19,253,000 of real estate revenue, respectively, related to operating lease payments, of which $4,592,000 and $3,718,000, respectively, was for variable lease payments. For the nine months ended September 30, 2020 and 2019, we recognized $64,824,000 and $53,280,000 of real estate revenue, respectively, related to operating lease payments, of which $13,861,000 and $10,426,000, respectively, was for variable lease payments. As of September 30, 2020, the following table sets forth the undiscounted cash flows for future minimum base rents due under operating leases for the three months ended December 31, 2020 and for each of the next four years ending December 31 and thereafter for the properties that we wholly own:

Year	Amount
2020	$16,049,000
2021	64,178,000
2022	61,520,000
2023	57,017,000
2024	51,410,000
Thereafter	310,613,000
Total	$560,787,000
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
For the three months ended September 30, 2020 and 2019, operating lease costs were $206,000 and $177,000, respectively, and for the nine months ended September 30, 2020 and 2019, operating lease costs were $643,000 and $478,000, respectively, which are included in rental expenses in our accompanying condensed consolidated statements of operations. Such costs also include variable lease costs, which are immaterial. Additional information related to our operating leases for the periods presented below was as follows:

	September 30, 2020	December 31, 2019
Weighted average remaining lease term (in years)	79.7	80.4
Weighted average discount rate	5.74%	5.74%

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash outflows related to operating leases	$306,000	$252,000
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$4,489,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of September 30, 2020, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the three months ended December 31, 2020 and for each of the next four years ending December 31 and thereafter, as well as the reconciliation of those cash flows to operating lease liabilities on our accompanying condensed consolidated balance sheet:

Year	Amount
2020	$212,000
2021	523,000
2022	526,000
2023	530,000
2024	534,000
Thereafter	47,103,000
Total operating lease payments	49,428,000
Less: interest	39,453,000
Present value of operating lease liabilities	$9,975,000
17. Segment Reporting
As of September 30, 2020, we evaluated our business and made resource allocations based on four reportable business segments — medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities. Our medical office buildings are typically leased to multiple tenants under separate leases, thus requiring active management and responsibility for many of the associated operating expenses (much of which are, or can effectively be, passed through to the tenants). Our senior housing and skilled nursing facilities are primarily single-tenant properties for which we lease the facilities to unaffiliated tenants under triple-net and generally master leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Our senior housing — RIDEA properties include senior housing facilities that are owned and operated utilizing a RIDEA structure.
We evaluate performance based upon segment net operating income. We define segment net operating income as total revenues and grant income, less rental expenses and property operating expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, interest expense, income or loss from unconsolidated entity, other income and income tax expense for each segment. We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment net operating income serves as an appropriate supplemental performance measure to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Summary information for the reportable segments during the three and nine months ended September 30, 2020 and 2019 was as follows:

	Medical Office Buildings	Senior Housing — RIDEA	Skilled Nursing Facilities	Senior Housing	Three Months Ended September 30, 2020
Revenues and grant income:
Real estate revenue	$16,338,000	$—	$2,979,000	$2,202,000	$21,519,000
Resident fees and services	—	18,948,000	—	—	18,948,000
Grant income	—	864,000	—	—	864,000
Total revenues and grant income	16,338,000	19,812,000	2,979,000	2,202,000	41,331,000
Expenses:
Rental expenses	5,607,000	—	125,000	173,000	5,905,000
Property operating expenses	—	17,397,000	—	—	17,397,000
Segment net operating income	$10,731,000	$2,415,000	$2,854,000	$2,029,000	$18,029,000
Expenses:
General and administrative					$3,672,000
Acquisition related expenses					57,000
Depreciation and amortization					12,669,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)					(4,839,000)
Gain in fair value of derivative financial instruments					1,450,000
Impairment of real estate investments					(3,064,000)
Loss from unconsolidated entity					(377,000)
Other income					8,000
Loss before income taxes					(5,191,000)
Income tax benefit					39,000
Net loss					$(5,152,000)

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Medical Office Buildings	Senior Housing — RIDEA	Skilled Nursing Facilities	Senior Housing	Three Months Ended September 30, 2019
Revenues:
Real estate revenue	$14,144,000	$—	$2,929,000	$2,180,000	$19,253,000
Resident fees and services	—	11,865,000	—	—	11,865,000
Total revenues	14,144,000	11,865,000	2,929,000	2,180,000	31,118,000
Expenses:
Rental expenses	4,581,000	—	135,000	213,000	4,929,000
Property operating expenses	—	9,884,000	—	—	9,884,000
Segment net operating income	$9,563,000	$1,981,000	$2,794,000	$1,967,000	$16,305,000
Expenses:
General and administrative					$3,982,000
Acquisition related expenses					74,000
Depreciation and amortization					9,552,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)					(4,140,000)
Loss in fair value of derivative financial instruments					(402,000)
Loss from unconsolidated entity					(79,000)
Other income					13,000
Loss before income taxes					(1,911,000)
Income tax expense					(7,000)
Net loss					$(1,918,000)

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Medical Office Buildings	Senior Housing — RIDEA	Skilled Nursing Facilities	Senior Housing	Nine Months Ended September 30, 2020
Revenues and grant income:
Real estate revenue	$49,184,000	$—	$8,984,000	$6,656,000	$64,824,000
Resident fees and services	—	51,863,000	—	—	51,863,000
Grant income	—	864,000	—	—	864,000
Total revenues and grant income	49,184,000	52,727,000	8,984,000	6,656,000	117,551,000
Expenses:
Rental expenses	16,616,000	—	459,000	648,000	17,723,000
Property operating expenses	—	44,856,000	—	—	44,856,000
Segment net operating income	$32,568,000	$7,871,000	$8,525,000	$6,008,000	$54,972,000
Expenses:
General and administrative					$11,960,000
Acquisition related expenses					74,000
Depreciation and amortization					37,919,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)					(15,123,000)
Loss in fair value of derivative financial instruments					(2,302,000)
Impairment of real estate investments					(3,064,000)
Income from unconsolidated entity					952,000
Other income					278,000
Net loss					$(14,240,000)

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Medical Office Buildings	Senior Housing — RIDEA	Skilled Nursing Facilities	Senior Housing	Nine Months Ended September 30, 2019
Revenues:
Real estate revenue	$38,802,000	$—	$8,732,000	$5,746,000	$53,280,000
Resident fees and services	—	34,053,000	—	—	34,053,000
Total revenues	38,802,000	34,053,000	8,732,000	5,746,000	87,333,000
Expenses:
Rental expenses	12,814,000	—	435,000	989,000	14,238,000
Property operating expenses	—	28,194,000	—	—	28,194,000
Segment net operating income	$25,988,000	$5,859,000	$8,297,000	$4,757,000	$44,901,000
Expenses:
General and administrative					$11,413,000
Acquisition related expenses					1,492,000
Depreciation and amortization					35,561,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)					(11,532,000)
Loss in fair value of derivative financial instruments					(5,401,000)
Income from unconsolidated entity					185,000
Other income					162,000
Loss before income taxes					(20,151,000)
Income tax expense					(17,000)
Net loss					$(20,168,000)
Assets by reportable segment as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
Medical office buildings	$590,075,000	$600,048,000
Senior housing — RIDEA	247,972,000	149,055,000
Skilled nursing facilities	120,219,000	121,749,000
Senior housing	101,225,000	142,982,000
Other	51,999,000	54,493,000
Total assets	$1,111,490,000	$1,068,327,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
18. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, accounts and other receivables, restricted cash and real estate deposits. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of September 30, 2020 and December 31, 2019, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. In general, we perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of September 30, 2020, one state in the United States accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized net operating income. Our properties located in Missouri accounted for approximately 11.4% of our total property portfolio’s annualized base rent or annualized net operating income. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
Based on leases in effect as of September 30, 2020, our four reportable business segments, medical office buildings, senior housing — RIDEA, skilled nursing facilities and senior housing accounted for 62.6%, 14.0%, 13.7% and 9.7%, respectively, of our total property portfolio’s annualized base rent or annualized net operating income.
As of September 30, 2020, we had one tenant that accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized net operating income, as follows:

Tenant	Annualized Base Rent(1)	Percentage of Annualized Base Rent	Acquisition	Reportable Segment	GLA (Sq Ft)	Lease Expiration Date
RC Tier Properties, LLC	$7,782,000	10.4%	Missouri SNF Portfolio	Skilled Nursing	385,000	09/30/33
___________
(1)Annualized base rent is based on contractual base rent from leases in effect as of September 30, 2020, inclusive of our senior housing — RIDEA facilities. The loss of this tenant or its inability to pay rent could have a material adverse effect on our business and results of operations.
19. Per Share Data
Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $4,000 and $7,000, respectively, for the three months ended September 30, 2020 and 2019, and $15,000 and $18,000, respectively, for the nine months ended September 30, 2020 and 2019. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock. As of September 30, 2020 and 2019, there were 45,000 and 43,500 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of September 30, 2020 and 2019, there were 208 redeemable limited partnership units of our operating partnership outstanding, but such units were excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT IV, Inc. and its subsidiaries, including Griffin-American Healthcare REIT IV Holdings, LP, except where otherwise noted.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2019 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 19, 2020. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of September 30, 2020 and December 31, 2019, together with our results of operations and cash flows for the three and nine months ended September 30, 2020 and 2019.
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

On January 18, 2019, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $100,000,000 of additional shares of our common stock to be issued pursuant to the DRIP, or the 2019 DRIP Offering. The Registration Statement on Form S-3 was automatically effective with the SEC upon its filing. We commenced offering shares pursuant to the 2019 DRIP Offering on March 1, 2019, following the termination of our initial offering on February 15, 2019. As of September 30, 2020, a total of $37,290,000 in distributions were reinvested that resulted in 3,903,895 shares of our common stock being issued pursuant to the 2019 DRIP Offering. We collectively refer to the DRIP portion of our initial offering and the 2019 DRIP Offering as our DRIP Offerings.
The COVID-19 pandemic is dramatically impacting the United States and has resulted in an aggressive worldwide effort to contain the spread of the virus. These efforts have significantly and adversely disrupted economic markets and impacted commercial activity worldwide, including markets in which we own and/or operate properties, and the prolonged economic impact remains uncertain. In addition, the continuously evolving nature of the COVID-19 pandemic makes it difficult to ascertain the long-term impact it will have on real estate markets and our portfolio of investments. Considerable uncertainty still surrounds the COVID-19 pandemic and its effects on the population, as well as the effectiveness of any responses taken on a national and local level by government and public health authorities and businesses to contain and combat the outbreak and spread of the virus. In particular, government-imposed business closures and re-opening restrictions have dramatically impacted the operations of our real estate investments and our tenants across the country, such as creating declines in resident occupancy. Further, our senior housing facilities have also experienced dramatic increases and continue to experience increases in costs to care for residents, particularly labor costs to maintain staffing levels to care for the aged population during this crisis, costs of COVID-19 testing of employees and residents and costs to procure the volume of personal protective equipment, or PPE, and other supplies required.
We received and recognized in our accompanying condensed consolidated financial statements stimulus funds through economic relief programs of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, as discussed at Note 2, Summary of Significant Accounting Policies — Government Grants, to our accompanying condensed consolidated financial statements. We have also taken actions to strengthen our balance sheet and preserve liquidity in response to the COVID-19 pandemic risks. Since March 2020, we have postponed non-essential capital expenditures, reduced the stockholder distribution rate and partially suspended our share repurchase plan. We believe that the long-term stability of our portfolio will return once the virus has been controlled. In states where lockdown orders have been lifted, the downward trends in our portfolio appear to have somewhat moderated, but we have not yet witnessed a significant rebound. We are continuously monitoring the impact of the COVID-19 pandemic on our business, residents, tenants, operating partners, managers, portfolio of investments and on the United States and global economies. The prolonged duration and impact of the COVID-19 pandemic has materially disrupted, and may continue to materially disrupt, our business operations and impact our financial performance. See the “Factors Which May Influence Results of Operations,” “Results of Operations” and “Liquidity and Capital Resources” sections below for a further discussion.
On April 2, 2020, our board of directors, or our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, and after considering the uncertainties presented by the COVID-19 pandemic, unanimously approved and established an estimated per share net asset value, or NAV, of our common stock of $9.54. We provide this estimated per share NAV to assist broker-dealers in connection with their obligations under Financial Industry Regulatory Authority, or FINRA, Rule 2231 with respect to customer account statements. The estimated per share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of December 31, 2019. This valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, or the Practice Guideline, issued by the Institute for Portfolio Alternatives, or the IPA, in April 2013, in addition to guidance from the SEC. The valuation was calculated as of December 31, 2019, prior to the reported emergence of COVID-19 in the United States. The impact of the COVID-19 pandemic on the value of our assets may be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time, including new information which may emerge concerning the severity of the COVID-19 pandemic, the success of actions taken to contain or treat COVID-19 and reactions by consumers, companies, governmental entities and capital markets. Therefore, although we intend to publish an updated estimated per share NAV on at least an annual basis, we may be required to reevaluate the estimated per share NAV sooner if the COVID-19 pandemic has a material adverse impact on our residents, tenants, operating partners, managers, portfolio of investments or us. The estimated per share NAV of our common stock of $9.54 is within the range of estimated values, but lower than the mid-point of $9.75 provided by the independent third party valuation firm that conducted a valuation analysis of our assets, and is the same estimated per share NAV previously determined by the board on April 4, 2019 and calculated as of December 31, 2018. See our Current Report on Form 8-K filed with the SEC on April 3, 2020 for more information on the methodologies and assumptions used to determine, and the limitations and risks of, our estimated per share NAV.

We conduct substantially all of our operations through Griffin-American Healthcare REIT IV Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT IV Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 16, 2016 and had a one-year initial term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 12, 2020 and expires on February 16, 2021. Our advisor uses its best efforts, subject to the oversight and review of our board, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by wholly owned subsidiaries of American Healthcare Investors and 25.0% owned by a wholly owned subsidiary of Griffin Capital. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony Capital, Inc. (NYSE: CLNY), or Colony Capital, and 7.8% owned by James F. Flaherty III, a former partner of Colony Capital. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or our dealer manager, Colony Capital or Mr. Flaherty; however, we are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings.
We currently operate through four reportable business segments: medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities. As of September 30, 2020, we had completed 46 property acquisitions whereby we owned 89 properties, comprising 94 buildings, or approximately 4,863,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $1,089,071,000. As of September 30, 2020, we also owned a 6.0% interest in a joint venture which owns a portfolio of integrated senior health campuses and ancillary businesses.
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
Factors Which May Influence Results of Operations
Due to the ongoing COVID-19 pandemic in the United States and globally, our residents, tenants, managers and operating partners have been materially impacted. The situation continues to present a meaningful challenge for us as an owner and operator of healthcare facilities, as the impact of the virus continues to result in a massive strain throughout the healthcare system. COVID-19 is particularly dangerous among the senior population and results in heightened risk to our senior housing facilities, and we continue to work diligently to implement aggressive safety and infection control protocols at such facilities in line with the Centers for Disease Control and Prevention and Centers for Medicare and Medicaid Services guidelines to limit the exposure and spread of COVID-19.
Each type of real estate asset we own has been impacted by COVID-19 to varying degrees. The COVID-19 pandemic has negatively impacted the businesses of our medical office tenants and their ability to pay rent on a timely basis. In the early months of the pandemic when many of the states had implemented “stay at home” orders, in excess of 50.0% of our tenants in medical office buildings had been classified by state governments as “non-essential” and were ordered to either shut down entirely, or significantly limit hours of operations, which prevented or significantly limited our tenants from seeing patients in their offices and thereby creating unprecedented revenue pressure on such tenants. Substantially all of our physician practices and other medical service providers of non-essential and elective services in our medical office buildings are now open. However, the number of patients returning to such offices varies across practice types and geographic markets as people continue to delay office visits indefinitely due to the fears or uncertainties associated with COVID-19 despite the availability of services. Additionally, while restrictions have been at least partially lifted in many states, there remains a risk of reclosures in states where infection rates continue to rise, which may put additional pressure on our operations.

For our managed senior housing — RIDEA facilities, based on preliminary information available to management as of October 31, 2020, we have experienced an approximate 14.4% decline in our resident occupancies since February 2020 largely due to a decline in move-ins of prospective residents because of shelter-in-place, re-opening and other quarantine restrictions imposed by government regulations and guidelines. In addition, we continue to experience challenges in attracting prospective residents to our senior housing — RIDEA facilities because they are choosing to delay moving into communities until the threat posed by the virus has declined. Our facilities have adopted phased-in approaches to facility operations depending on the market in which they operate, which range from stringent restrictions of essential visitors and frequent testing of staff and residents to allowing screened visitors and limited activities. At the same time that our managed senior housing — RIDEA facilities are facing a reduction in revenue associated with lower resident occupancies, they are also experiencing up to a 30.0% increase in costs to care for residents, particularly increased labor costs to maintain staffing levels to care for the aged population during this crisis, costs of testing employees and residents for COVID-19 and costs to procure the volume of PPE and other supplies required to maintain health and safety measures and protocols. Such costs have begun to moderate somewhat during the third quarter 2020. Our leased, non-RIDEA senior housing and skilled nursing facility tenants have also experienced and may continue to experience similar pressures related to occupancy declines and expense increases, which may impact their ability to pay rent and have an adverse effect on our operations. Therefore, our immediate focus continues to be on resident occupancy recovery and operating expense management.
The impacts of the COVID-19 pandemic have been significant, rapidly evolving and may continue into the future. Managers of our RIDEA properties continue to evaluate their options for financial assistance such as utilizing programs within the CARES Act passed by the federal government on March 27, 2020, as well as other state and local government relief programs. The CARES Act includes multiple opportunities for immediate cash relief in the form of grants and tax benefits. Some of our tenants within our non-RIDEA properties have sought financial assistance from the CARES Act through programs such as the Payroll Protection Program and deferral of payroll tax payments. However, these government assistance programs are not expected to fully offset the negative financial impact of the COVID-19 pandemic, and there can be no assurance that these programs will continue or the extent to which they will be expanded. Therefore, the ultimate impact of such relief from the CARES Act and other enacted and future legislation and regulation, including the extent to which relief funds from such programs will provide meaningful support for lost revenue and increasing costs, is uncertain.
The information in this Quarterly Report on Form 10-Q is based on data currently available to us and will likely change as the COVID-19 pandemic progresses. We continue to closely monitor COVID-19 developments and are continuously assessing the implications to our business, residents, tenants, operating partners, managers and our portfolio of investments. We anticipate that the government-imposed or self-imposed lockdowns and restrictions have created pent-up demand for doctors’ visits and move-ins into senior housing facilities, however, we cannot predict with reasonable certainty when such demand will return to pre-COVID-19 levels. The COVID-19 pandemic has had, and may continue to have, an adverse effect on the operations of our business, and therefore, we are unable to predict the full extent or nature of the future impact to our financial condition and results of operations at this time. We expect the trends discussed above with respect to the impact of the COVID-19 pandemic to continue. Thus, the lasting impact of the COVID-19 pandemic on our future results could be significant and will largely depend on future developments, including the duration of the crisis and the success of efforts to contain it, which are highly uncertain and cannot be predicted with confidence at this time. See the “Results of Operations” and “Liquidity and Capital Resources” sections below, as well as Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q for a further discussion.
Scheduled Lease Expirations
Excluding our senior housing — RIDEA facilities, as of September 30, 2020, our properties were 95.4% leased and during the remainder of 2020, 0.7% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next 12 months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. As of September 30, 2020, our remaining weighted average lease term was 8.4 years, excluding our senior housing — RIDEA facilities.
For the three and nine months ended September 30, 2020, our senior housing — RIDEA facilities were 71.6% and 77.2% leased, respectively. Substantially all of our leases with residents at such properties are for a term of one year or less.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2020 and 2019
Our operating results are primarily comprised of income derived from our portfolio of properties and expenses in connection with the acquisition and operation of such properties. In general, we expect amounts related to our portfolio of operating properties to increase in the future based on a full year of operations of recently acquired properties.
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2016; senior housing facility in December 2016; senior housing — RIDEA facility in November 2017; and skilled nursing facility in March 2018, we added a new reporting segment at each such time. As of September 30, 2020, we operated through four reportable business segments, with activities related to investing in medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities.
The COVID-19 pandemic has had a significant impact on the operations of our real estate portfolio. Although we have experienced a delay in receiving rent payments from our tenants, as of September 30, 2020, we have collected 100% of contractual rent from our leased, non-RIDEA senior housing and skilled nursing facility tenants. Most of our skilled nursing facilities provide behavioral health services with resident occupancies that are less impacted by either the COVID-19 pandemic or restrictions on elective surgeries than traditional skilled nursing facilities. In addition, substantially all of the contractual rent through September 2020 from our medical office building tenants has been received. However, given the significant uncertainty of the impact of the COVID-19 pandemic, we are unable to predict the impact it will have on such tenants’ continued ability to pay rent. We received lease concession requests from some of our medical office building tenants primarily during the second quarter of 2020 that resulted in an insignificant number of concessions granted, such as in the form of rent abatements, in conjunction with a lease term extension for up to five years, or rent payment deferrals requiring repayment within one year. Such lease concessions granted do not have a material impact to our consolidated financial statements. No contractual rent for our medical office building tenants was forgiven.
Changes in our consolidated operating results are primarily due to owning 94 buildings as of September 30, 2020, as compared to owning 83 buildings as of September 30, 2019. In addition, there are changes in our operating results by reporting segment due to transitioning the operations of the two senior housing facilities within Lafayette Assisted Living Portfolio to a RIDEA structure in February 2019 and the five senior housing facilities within Northern California Senior Housing Portfolio to a RIDEA structure in March 2020. As of September 30, 2020 and 2019, we owned the following types of properties:

	September 30,
	2020				2019
	Number of Buildings	Aggregate Contract Purchase Price		Leased %	Number of Buildings	Aggregate Contract Purchase Price	Leased %
Medical office buildings	43	$605,122,000	(1)	93.0%	39	$562,439,000	92.5%
Senior housing — RIDEA	26	264,349,000		(2)	14	153,850,000	(2)
Senior housing	14	101,800,000		100%	19	147,600,000	100%
Skilled nursing facilities	11	117,800,000		100%	11	117,800,000	100%
Total/weighted average(3)	94	$1,089,071,000		95.4%	83	$981,689,000	95.4%
___________
(1)Includes a $1,483,000 earn-out paid in June 2020 in connection with our property acquisition of Overland Park MOB in August 2019. See Note 3, Real Estate Investments, Net, to our accompanying condensed consolidated financial statements for a further discussion of such earn-out.
(2)For the three months ended September 30, 2020 and 2019, the leased percentage for the resident units of our senior housing — RIDEA facilities was 71.6% and 84.2%, respectively, and for the nine months ended September 30, 2020 and 2019, the leased percentage for the resident units of our senior housing — RIDEA facilities was 77.2% and 82.8%, respectively, based on daily average occupancy of licensed beds/units.
(3)Leased percentage excludes our senior housing — RIDEA facilities.

Revenues and Grant Income
Our primary sources of revenue include rent and resident fees and services from our properties. The amount of revenue generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease available space at the then existing market rates. Revenues and grant income by reportable segment consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Real Estate Revenue
Medical office buildings	$16,338,000	$14,144,000	$49,184,000	$38,802,000
Skilled nursing facilities	2,979,000	2,929,000	8,984,000	8,732,000
Senior housing	2,202,000	2,180,000	6,656,000	5,746,000
Total real estate revenue	21,519,000	19,253,000	64,824,000	53,280,000
Resident Fees and Services
Senior housing — RIDEA	18,948,000	11,865,000	51,863,000	34,053,000
Total resident fees and services	18,948,000	11,865,000	51,863,000	34,053,000
Grant Income
Senior housing — RIDEA	864,000	—	864,000	—
Total grant income	864,000	—	864,000	—
Total revenues and grant income	$41,331,000	$31,118,000	$117,551,000	$87,333,000
For the three months ended September 30, 2020 and 2019, real estate revenue was primarily comprised of base rent of $15,847,000 and $14,240,000, respectively, and expense recoveries of $4,575,000 and $3,701,000, respectively. For the nine months ended September 30, 2020 and 2019, real estate revenue was primarily comprised of base rent of $47,544,000 and $40,696,000, respectively, and expense recoveries of $13,697,000 and $10,372,000, respectively.
For the three and nine months ended September 30, 2020 and 2019, resident fees and services consisted of rental fees related to resident leases and extended health care fees. The increase in resident fees and services for the three and nine months ended September 30, 2020, compared to the corresponding prior period, is primarily due to the acquisition of seven senior housing — RIDEA facilities subsequent to September 30, 2019 and the transition of five senior housing facilities within Northern California Senior Housing Portfolio to a RIDEA structure in March 2020.
For the three and nine months ended September 30, 2020, we recognized $864,000 of grant income at our senior housing — RIDEA facilities related to government grants through CARES Act economic stimulus programs. See Note 2, Summary of Significant Accounting Policies — Government Grants, to our accompanying condensed consolidated financial statements for a further discussion.

Rental Expenses and Property Operating Expenses
Rental expenses and rental expenses as a percentage of real estate revenue, as well as property operating expenses and property operating expenses as a percentage of resident fees and services and grant income, by reportable segment consisted of the following for the periods then ended:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Rental Expenses
Medical office buildings	$5,607,000	34.3%	$4,581,000	32.4%	$16,616,000	33.8%	$12,814,000	33.0%
Senior housing	173,000	7.9%	213,000	9.8%	648,000	9.7%	989,000	17.2%
Skilled nursing facilities	125,000	4.2%	135,000	4.6%	459,000	5.1%	435,000	5.0%
Total rental expenses	$5,905,000	27.4%	$4,929,000	25.6%	$17,723,000	27.3%	$14,238,000	26.7%
Property Operating Expenses
Senior housing — RIDEA	$17,397,000	87.8%	$9,884,000	83.3%	$44,856,000	85.1%	$28,194,000	82.8%
Total property operating expenses	$17,397,000	87.8%	$9,884,000	83.3%	$44,856,000	85.1%	$28,194,000	82.8%
For the three months ended September 30, 2020 and 2019, property operating expenses primarily consisted of administration and benefits expense of $8,634,000 and $5,359,000, respectively, and for the nine months ended September 30, 2020 and 2019, property operating expenses primarily consisted of administration and benefits expense of $23,683,000 and $15,313,000, respectively. The increase in property operating expenses for the three and nine months ended September 30, 2020, compared to the corresponding prior year period, is primarily due to the acquisition of seven senior housing — RIDEA facilities subsequent to September 30, 2019 and the transition of five senior housing facilities within Northern California Senior Housing Portfolio to a RIDEA structure in March 2020. Overall, property operating expenses have also significantly increased due to labor costs, the single largest expense line item for skilled nursing and senior housing facilities, as well as the costs of COVID-19 testing of employees and residents and the costs of PPE and other supplies required as a result of the COVID-19 pandemic. Senior housing — RIDEA facilities typically have a higher percentage of direct operating expenses to revenue than medical office buildings, skilled nursing facilities and leased, non-RIDEA senior housing facilities due to the nature of RIDEA facilities where we conduct day-to-day operations.
General and Administrative
General and administrative expenses consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Asset management and property management oversight fees — affiliates	$2,529,000	$2,120,000	$7,539,000	$6,012,000
Professional and legal fees	566,000	1,147,000	2,664,000	2,974,000
Bank charges	183,000	58,000	501,000	168,000
Transfer agent services	119,000	138,000	368,000	402,000
Restricted stock compensation	73,000	72,000	171,000	164,000
Directors’ and officers’ liability insurance	65,000	62,000	194,000	181,000
Board of directors fees	64,000	60,000	206,000	194,000
Franchise taxes	54,000	96,000	170,000	174,000
Bad debt expense	—	201,000	—	982,000
Other	19,000	28,000	147,000	162,000
Total	$3,672,000	$3,982,000	$11,960,000	$11,413,000
The decrease in general and administrative expenses for the three months ended September 30, 2020, compared to the corresponding prior year period, is primarily due to the decrease in professional and legal fees and a decrease in bad debt expense for our accounts receivable as a result of a change in lease accounting guidance in 2019. Such decreases in general and administrative expenses were partially offset by the purchase of additional properties in 2019 and 2020 and thus, incurring higher asset management and property management oversight fees to our advisor or its affiliates. The increase in general and administrative expenses for the nine months ended September 30, 2020, compared to the corresponding prior year period, is primarily due to the purchase of additional properties in 2019 and 2020 and thus, incurring higher asset management and property management oversight fees to our advisor or its affiliates. Such increases in general and administrative expenses were partially offset by a decrease in bad debt expense for our accounts receivable as a result of a change in lease accounting guidance in 2019.
Depreciation and Amortization
For the three months ended September 30, 2020 and 2019, depreciation and amortization was $12,669,000 and $9,552,000, respectively, and consisted primarily of depreciation on our operating properties of $7,966,000 and $6,806,000, respectively, and amortization on our identified intangible assets of $4,619,000 and $2,717,000, respectively.
For the nine months ended September 30, 2020 and 2019, depreciation and amortization was $37,919,000 and $35,561,000, respectively, and consisted primarily of depreciation on our operating properties of $23,698,000 and $20,256,000, respectively, and amortization on our identified intangible assets of $14,032,000 and $15,224,000, respectively. Included during the nine months ended September 30, 2019 is $6,226,000 of amortization expense and $1,013,000 of depreciation expense related to the write-off of lease commissions and tenant improvements, respectively, in connection with the termination of a management services agreement with an operator in February 2019.
Interest Expense
Interest expense, including gain or loss in fair value of derivative financial instruments, consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest expense:
Line of credit and term loans and derivative financial instruments	$4,145,000	$3,334,000	$13,053,000	$9,097,000
Mortgage loans payable	204,000	291,000	590,000	742,000
Amortization of deferred financing costs:
Line of credit and term loans	471,000	484,000	1,410,000	1,606,000
Mortgage loans payable	7,000	19,000	33,000	58,000
(Gain) loss in fair value of derivative financial instruments	(1,450,000)	402,000	2,302,000	5,401,000
Amortization of debt discount/premium	12,000	12,000	37,000	29,000
Total	$3,389,000	$4,542,000	$17,425,000	$16,933,000
The decrease in interest expense for the three months ended September 30, 2020, compared to the corresponding prior year period, is primarily related to the gain in fair value recognized on our derivative financial instruments that we entered into in February 2019 and August 2020, compared to a loss in the prior year period, as well as a decline in interest rates on our line of credit and term loans, partially offset by an increase in debt balances on our line of credit and term loans. The increase in interest expense for the nine months ended September 30, 2020, compared to the corresponding prior year period, is primarily related to an increase in debt balances on our line of credit and term loans, partially offset by the decrease in loss in fair value recognized on our derivative financial instruments that we entered into in February 2019 and August 2020, the January 2020 payoff of one mortgage loan payable with a principal balance of $7,738,000 and a decline in interest rates on our line of credit and term loans. See Note 6, Mortgage Loans Payable, Net, Note 7, Line of Credit and Term Loans and Note 8, Derivative Financial Instruments, to our accompanying condensed consolidated financial statements, for a further discussion.
Impairment of Real Estate Investments
For both the three and nine months ended September 30, 2020, we recognized an aggregate impairment charge of $3,064,000 on two senior housing facilities within Northern California Senior Housing Portfolio. The remaining carrying values of such facilities were then reclassified to properties held for sale. See Note 3, Real Estate Investments, Net, to our accompanying condensed consolidated financial statements for a further discussion. No impairment charges on real estate investments were recognized for both the three and nine months ended September 30, 2019.

Liquidity and Capital Resources
Our sources of funds primarily consist of operating cash flows and borrowings. In the normal course of business, our principal demands for funds are for payment of operating expenses, capital improvement expenditures, interest on our indebtedness, distributions to our stockholders and repurchases of our common stock. We estimate that we will require approximately $2,760,000 to pay interest on our outstanding indebtedness for the remainder of 2020, based on interest rates in effect as of September 30, 2020, and that we will require $151,000 to pay principal on our outstanding indebtedness for the remainder of 2020. We also require resources to make certain payments to our advisor and its affiliates. See Note 13, Related Party Transactions, to our accompanying condensed consolidated financial statements for a further discussion of our payments to our advisor and its affiliates. Generally, cash needs for such items will be met from operations and borrowings. Our total capacity to pay operating expenses, capital improvement expenditures, interest, distributions and repurchases is a function of our current cash position, our borrowing capacity on our line of credit, as well as any future indebtedness that we may incur.
Due to the impact the COVID-19 pandemic has had on the United States and globally, and the uncertainty of the severity and duration of the COVID-19 pandemic and its effects, beginning in March 2020, our board decided to take steps to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects by decreasing our distributions to stockholders and partially suspending our share repurchase plan. Consequently, our board approved a daily distribution rate for April 2020 through November 2020 equal to $0.001095890 per share of our Class T and Class I common stock, which is equal to an annualized distribution rate of $0.40 per share, a decrease from the annualized rate of $0.60 per share previously paid by us. See the “Distributions” section below for a further discussion. In addition, on March 31, 2020, our board suspended our share repurchase plan with respect to all repurchase requests other than repurchases resulting from the death or qualifying disability of stockholders, beginning with share repurchase requests submitted for repurchase during the second quarter of 2020. Our board shall determine if and when it is in the best interest of our company and stockholders to reinstate our share repurchase plan for additional stockholders. As of September 30, 2020, our cash on hand was $22,690,000 and we had $50,500,000 available on our line of credit. We believe that these resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months.
A capital plan for each investment is established upon acquisition that contemplates the estimated capital needs of that investment, including costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include operating cash generated by the investment, capital reserves, a line of credit or other loan established with respect to the investment, other borrowings or additional equity investments from us or joint venture partners. As of September 30, 2020, we had $413,000 of restricted cash in loan impounds and reserve accounts to fund a portion of such capital expenditures. The capital plan for each investment is adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. In light of the COVID-19 pandemic and to further preserve cash, since March 2020, we suspended all non-essential, discretionary expenditures for capital improvements that were anticipated during 2020 throughout our portfolio. In particular, we suspended capital expenditures that are not directly associated with the maintenance or expansion of tenant occupancy and the enhancement of net operating income, or NOI. The duration of our suspension of capital expenditures is uncertain and an update to the actual amounts forecasted to be expended for the remainder of the year cannot be estimated at this time.
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

Cash Flows
The following table sets forth changes in cash flows:

	Nine Months Ended September 30,
	2020	2019
Cash, cash equivalents and restricted cash — beginning of period	$15,846,000	$14,590,000
Net cash provided by operating activities	29,943,000	30,432,000
Net cash used in investing activities	(74,761,000)	(155,530,000)
Net cash provided by financing activities	52,368,000	133,376,000
Cash, cash equivalents and restricted cash — end of period	$23,396,000	$22,868,000
The following summary discussion of our changes in our cash flows is based on our accompanying condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
For the nine months ended September 30, 2020 and 2019, cash flows provided by operating activities primarily related to the cash flows provided by our property operations and $864,000 of grant income, offset by payments of general and administrative expenses. See the “Results of Operations” section above for a further discussion. In general, cash flows provided by operating activities will be affected by the timing of cash receipts and payments.
Investing Activities
For the nine months ended September 30, 2020, cash flows used in investing activities related to our property acquisitions in the amount of $68,032,000 and the payment of $6,729,000 for capital expenditures. For the nine months ended September 30, 2019, cash flows used in investing activities related primarily to our property acquisitions in the amount of $153,923,000 and the payment of $4,388,000 for capital expenditures. We anticipate that cash flows used in investing activities will primarily be affected by the timing of capital expenditures, and generally will decrease as compared to prior years as we have completed the acquisition phase of our real estate investment strategy.
Financing Activities
For the nine months ended September 30, 2020, cash flows provided by financing activities related primarily to net borrowings on our line of credit of $82,700,000, partially offset by $13,932,000 in distributions to our common stockholders, the January 2020 payoff of one mortgage loan payable with a principal balance of $7,738,000 and share repurchases of $5,349,000. For the nine months ended September 30, 2019, cash flows provided by financing activities related primarily to funds raised from investors in our initial offering in the amount of $90,438,000 as well as net borrowings on our line of credit of $82,500,000, partially offset by the payment of offering costs of $17,457,000 in connection with our initial offering and 2019 DRIP Offering, $15,446,000 in distributions to our common stockholders and $6,192,000 in share repurchases. Overall, we anticipate cash flows from financing activities to decrease in the future since we terminated our initial offering in February 2019.
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
Due to the impact the COVID-19 pandemic has had on the United States and globally, and the uncertainty of the severity and duration of the COVID-19 pandemic and its effects, our board decided to take steps to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects by decreasing our distributions to stockholders. Consequently, our board authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on April 1, 2020 and ending on November 30, 2020, which was or will be calculated based on 365 days in the calendar year and is equal to $0.001095890 per share of our Class T and Class I common stock. Such daily distribution is equal to an annualized distribution rate of $0.40 per share. The distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to the DRIP, on a monthly basis, in arrears, only from legally available funds.

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
The distributions paid for the nine months ended September 30, 2020 and 2019, along with the amount of distributions reinvested pursuant to our DRIP Offerings and the sources of distributions as compared to cash flows from operations were as follows:

	Nine Months Ended September 30,
	2020		2019
Distributions paid in cash	$13,932,000		$15,446,000
Distributions reinvested	15,681,000		19,056,000
	$29,613,000		$34,502,000
Sources of distributions:
Cash flows from operations	$29,613,000	100%	$29,106,000	84.4%
Offering proceeds	—	—	5,396,000	15.6
	$29,613,000	100%	$34,502,000	100%
As of September 30, 2020, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and all or any portion of a distribution to our stockholders may have been paid from net offering proceeds and borrowings. The payment of distributions from our net offering proceeds and borrowings have reduced the amount of capital we ultimately invested in assets and negatively impacted the amount of income available for future distributions.
As of September 30, 2020, we had an amount payable of $956,000 to our advisor or its affiliates primarily for asset management fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice. See Note 13, Related Party Transactions — Operational Stage, to our accompanying condensed consolidated financial statements, for a further discussion.
The distributions paid for the nine months ended September 30, 2020 and 2019, along with the amount of distributions reinvested pursuant to our DRIP Offerings and the sources of our distributions as compared to funds from operations attributable to controlling interest, or FFO, were as follows:

	Nine Months Ended September 30,
	2020		2019
Distributions paid in cash	$13,932,000		$15,446,000
Distributions reinvested	15,681,000		19,056,000
	$29,613,000		$34,502,000
Sources of distributions:
FFO attributable to controlling interest	$29,361,000	99.1%	$17,919,000	52.0%
Proceeds from borrowings	252,000	0.9	3,530,000	10.2
Offering proceeds	—	—	13,053,000	37.8
	$29,613,000	100%	$34,502,000	100%
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

Financing
We anticipate that our overall leverage will not exceed 50.0% of the combined market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of September 30, 2020, our aggregate borrowings were 39.3% of the combined market value of all of our real estate investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of November 13, 2020 and September 30, 2020, our leverage did not exceed 300% of the value of our net assets.
Mortgage Loans Payable, Net
For a discussion of our mortgage loans payable, net, see Note 6, Mortgage Loans Payable, Net, to our accompanying condensed consolidated financial statements.
Line of Credit and Term Loans
For a discussion of our line of credit and term loans, see Note 7, Line of Credit and Term Loans, to our accompanying condensed consolidated financial statements.
REIT Requirements
In order to maintain our qualification as a REIT for federal income tax purposes, we are required to distribute to our stockholders a minimum of 90.0% of our annual taxable income, excluding net capital gains. Such distributions are required to be paid at least 20.0% in cash and 80.0% in stock. In response to the COVID-19 pandemic, the Internal Revenue Service, or IRS, temporarily reduced the cash distribution requirement to a minimum of 10.0%, which is applicable with respect to the aggregate distributions declared on or after April 1, 2020 until December 31, 2020. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collection of receivables, we may seek to obtain capital to pay distributions by means of secured and unsecured debt financing through one or more unaffiliated third parties. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties.
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 10, Commitments and Contingencies, to our accompanying condensed consolidated financial statements.
Debt Service Requirements
A significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of September 30, 2020, we had $18,933,000 ($17,974,000, net of discount/premium and deferred financing costs) of fixed-rate mortgage loans payable outstanding secured by our properties. As of September 30, 2020, we had $479,500,000 outstanding and $50,500,000 remained available under our line of credit. See Note 6, Mortgage Loans Payable, Net, and Note 7, Line of Credit and Term Loans, to our accompanying condensed consolidated financial statements.
We are required by the terms of certain loan documents to meet certain reporting requirements and covenants, such as leverage ratios, net worth ratios, debt service coverage ratios and fixed charge coverage ratios. As of September 30, 2020, we were in compliance with all such covenants and requirements on our mortgage loans payable and our line of credit and term loans. As of September 30, 2020, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps, was 3.37% per annum.

Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our line of credit and term loans; (ii) interest payments on our mortgage loans payable and our line of credit and term loans; and (iii) ground lease obligations as of September 30, 2020:

	Payments Due by Period
	2020	2021-2022	2023-2024	Thereafter	Total
Principal payments — fixed-rate debt	$151,000	$1,273,000	$1,391,000	$16,118,000	$18,933,000
Interest payments — fixed-rate debt	186,000	1,429,000	1,309,000	5,443,000	8,367,000
Principal payments — variable-rate debt	—	479,500,000	—	—	479,500,000
Interest payments — variable-rate debt (based on rates in effect as of September 30, 2020)	2,574,000	9,474,000	—	—	12,048,000
Ground lease obligations	212,000	1,049,000	1,064,000	47,103,000	49,428,000
Total	$3,123,000	$492,725,000	$3,764,000	$68,664,000	$568,276,000
Off-Balance Sheet Arrangements
As of September 30, 2020, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Inflation
During the nine months ended September 30, 2020 and 2019, inflation has not significantly affected our operations because of the moderate inflation rate; however, we expect to be exposed to inflation risk as income from future long-term leases will be the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions include negotiated rental increases, reimbursement billings for operating expense pass-through charges and real estate tax and insurance reimbursements. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.
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
For both the three and nine months ended September 30, 2020, we recognized government grants through economic stimulus programs of the CARES Act as grant income and within income or loss from an unconsolidated entity. Such amounts were established for eligible healthcare providers to preserve liquidity in response to the COVID-19 pandemic. See the “Results of Operations” section above for a further discussion. The government grants helped mitigate some of the negative impact that the COVID-19 pandemic had on our financial condition and results of operations. Without such relief proceeds, the COVID-19 pandemic impact would have had a material adverse impact to our FFO and MFFO. For the three and nine months ended September 30, 2020, FFO would have been approximately $10,662,000 and $26,563,000, respectively, excluding government grants recognized. For the three and nine months ended September 30, 2020, MFFO would have been approximately $8,200,000 and $26,028,000, respectively, excluding government grants recognized.

The following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(5,152,000)	$(1,918,000)	$(14,240,000)	$(20,168,000)
Add:
Depreciation and amortization related to real estate — consolidated properties	12,669,000	9,552,000	37,919,000	35,561,000
Depreciation and amortization related to real estate — unconsolidated entity	880,000	846,000	2,640,000	2,539,000
Impairment of real estate investments — consolidated properties	3,064,000	—	3,064,000	—
Impairments and gain on disposition of real estate investments, net — unconsolidated entity	99,000	—	99,000	—
Net loss attributable to noncontrolling interests	232,000	19,000	608,000	76,000
Less:
Depreciation, amortization and impairments —noncontrolling interests	(250,000)	(23,000)	(729,000)	(89,000)
FFO attributable to controlling interest	$11,542,000	$8,476,000	$29,361,000	$17,919,000

Acquisition related expenses(1)	$57,000	$74,000	$74,000	$1,492,000
Amortization of above- and below-market leases(2)	31,000	(122,000)	90,000	(216,000)
Change in deferred rent(3)	(1,009,000)	(1,101,000)	(3,232,000)	(1,748,000)
(Gain) loss in fair value of derivative financial instruments(4)	(1,450,000)	402,000	2,302,000	5,401,000
Adjustments for unconsolidated entity(5)	(91,000)	199,000	237,000	360,000
Adjustments for noncontrolling interests(5)	—	—	(6,000)	—
MFFO attributable to controlling interest	$9,080,000	$7,928,000	$28,826,000	$23,208,000
Weighted average Class T and Class I common shares outstanding — basic and diluted	80,788,359	79,502,193	80,498,693	77,894,326
Net loss per Class T and Class I common share — basic and diluted	$(0.06)	$(0.02)	$(0.18)	$(0.26)
FFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$0.14	$0.11	$0.36	$0.23
MFFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$0.11	$0.10	$0.36	$0.30
___________
(1)In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition related expenses, we believe MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties.
(2)Under GAAP, above- and below-market leases are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, we believe that by excluding charges relating to the amortization of above- and below-market leases, MFFO may provide useful supplemental information on the performance of the real estate.
(3)Under GAAP, as a lessor, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays). As a lessee, we record amortization of right-of-use assets and accretion of lease liabilities for our operating leases. This may result in income or expense recognition that is significantly different than the underlying contract terms. By adjusting for such amounts, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns results with management’s analysis of operating performance.
(4)Under GAAP, we are required to include changes in fair value of our derivative financial instruments in the determination of net income or loss. We believe that adjusting for the change in fair value of our derivative financial instruments to arrive at MFFO is appropriate because such adjustments may not be reflective of on-going operations and reflect unrealized impacts on value based only on then current market conditions, although they may be based upon general market conditions. The need to reflect the change in fair value of our derivative financial instruments is a continuous process and is analyzed on a quarterly basis in accordance with GAAP.
(5)Includes all adjustments to eliminate the unconsolidated entity’s share or noncontrolling interests’ share, as applicable, of the adjustments described in notes (1) – (4) above to convert our FFO to MFFO.
Net Operating Income
NOI is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, acquisition related expenses, depreciation and amortization, interest expense, impairment of real estate investments, income or loss from unconsolidated entity, other income and income tax benefit or expense. NOI is not equivalent to our net income (loss) as determined under GAAP and may not be a useful measure in measuring operational income or cash flows. Furthermore, NOI should not be considered as an alternative to net income (loss) as an indication of our performance, as an alternative to cash flows from operations, as an indication of our liquidity, or indicative of cash flow available to fund our cash needs including our ability to make distributions to our stockholders. NOI should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) or in its applicability in evaluating our operating performance. Investors are also cautioned that NOI should only be used to assess our operational performance in periods in which we have not incurred or accrued any acquisition related expenses.
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
For both the three and nine months ended September 30, 2020, we recognized government grants through economic stimulus programs of the CARES Act as grant income. The government grants helped mitigate some of the negative impact that the COVID-19 pandemic had on our financial condition. Without such relief proceeds, the negative impact of the COVID-19 pandemic would have had a material adverse impact to our NOI. For the three and nine months ended September 30, 2020, NOI would have been approximately $17,165,000 and $54,108,000, respectively, excluding government grants recognized.
To facilitate understanding of this financial measure, the following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to NOI for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(5,152,000)	$(1,918,000)	$(14,240,000)	$(20,168,000)
General and administrative	3,672,000	3,982,000	11,960,000	11,413,000
Acquisition related expenses	57,000	74,000	74,000	1,492,000
Depreciation and amortization	12,669,000	9,552,000	37,919,000	35,561,000
Interest expense	3,389,000	4,542,000	17,425,000	16,933,000
Impairment of real estate investments	3,064,000	—	3,064,000	—
Loss (income) from unconsolidated entity	377,000	79,000	(952,000)	(185,000)
Other income	(8,000)	(13,000)	(278,000)	(162,000)
Income tax (benefit) expense	(39,000)	7,000	—	17,000
Net operating income	$18,029,000	$16,305,000	$54,972,000	$44,901,000

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
We have entered into and may continue to enter into derivative financial instruments such as interest rate swaps in order to mitigate our interest rate risk on a related financial instrument. We do not apply hedge accounting treatment to these derivatives; therefore, changes in the fair value of interest rate derivative financial instruments are recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations. As of September 30, 2020, our interest rate swap liabilities are recorded in our accompanying condensed consolidated balance sheets at their aggregate fair value of $6,687,000. We will not enter into derivatives or interest rate transactions for speculative purposes.
In July 2017, the Financial Conduct Authority, or FCA, that regulates the London Inter-bank Offered Rate, or LIBOR, announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative to United States dollar LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
We have variable rate debt outstanding under our credit facilities and derivative financial instruments maturing on November 19, 2021 that are indexed to LIBOR. As such, we are monitoring and evaluating the related risks of the discontinuation of LIBOR, which include possible changes to the interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty. If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our contracts is likely to vary. If LIBOR is discontinued or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness may be adversely affected. While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

As of September 30, 2020, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Fixed-rate debt — principal payments	$151,000	$622,000	$651,000	$680,000	$711,000	$16,118,000	$18,933,000	$21,944,000
Weighted average interest rate on maturing fixed-rate debt	4.48%	4.48%	4.49%	4.49%	4.50%	3.84%	3.94%	—
Variable-rate debt — principal payments	$—	$479,500,000	$—	$—	$—	$—	$479,500,000	$480,348,000
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of September 30, 2020)	—%	2.12%	—%	—%	—%	—%	2.12%	—
Mortgage Loans Payable, Net and Line of Credit and Term Loans
Mortgage loans payable was $18,933,000 ($17,974,000, net of discount/premium and deferred financing costs) as of September 30, 2020. As of September 30, 2020, we had three fixed-rate mortgage loans payable with interest rates ranging from 3.67% to 5.25% per annum. In addition, as of September 30, 2020, we had $479,500,000 outstanding under our line of credit and term loans at a weighted average interest rate of 2.12% per annum.
As of September 30, 2020, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps, was 3.37% per annum. An increase in the variable interest rate on our variable-rate line of credit and term loans constitutes a market risk. As of September 30, 2020, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on our variable-rate line of credit and term loans by $935,000, or 5.14% of total annualized interest expense on our mortgage loans payable and our line of credit and term loans. See Note 6, Mortgage Loans Payable, Net, and Note 7, Line of Credit and Term Loans, to our accompanying condensed consolidated financial statements, for a further discussion.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2020 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2020, were effective at the reasonable assurance level.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
For a discussion of our legal proceedings, see Note 10, Commitments and Contingencies — Litigation, to our accompanying condensed consolidated financial statements.
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
Investment Risks
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
Due to the impact the COVID-19 pandemic has had on the United States and globally, and the uncertainty of the severity and duration of the COVID-19 pandemic and its effects, our board decided to take steps to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects by decreasing our distributions to stockholders. Consequently, our board authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on April 1, 2020 and ending on November 30, 2020, which were or will be calculated based on 365 days in the calendar year and are equal to $0.001095890 per share of our Class T and Class I common stock. Such daily distribution is equal to an annualized distribution rate of $0.40 per share. The distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to the DRIP, on a monthly basis, in arrears, only from legally available funds.

The distributions paid for the nine months ended September 30, 2020 and 2019, along with the amount of distributions reinvested pursuant to our DRIP Offerings and the sources of distributions as compared to cash flows from operations were as follows:

	Nine Months Ended September 30,
	2020		2019
Distributions paid in cash	$13,932,000		$15,446,000
Distributions reinvested	15,681,000		19,056,000
	$29,613,000		$34,502,000
Sources of distributions:
Cash flows from operations	$29,613,000	100%	$29,106,000	84.4%
Offering proceeds	—	—	5,396,000	15.6
	$29,613,000	100%	$34,502,000	100%
As of September 30, 2020, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and all or any portion of a distribution to our stockholders may have been paid from net offering proceeds and borrowings. The payment of distributions from our net offering proceeds and borrowings have reduced the amount of capital we ultimately invested in assets and negatively impacted the amount of income available for future distributions.
As of September 30, 2020, we had an amount payable of $956,000 to our advisor or its affiliates primarily for asset management fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice.
The distributions paid for the nine months ended September 30, 2020 and 2019, along with the amount of distributions reinvested pursuant to our DRIP Offerings and the sources of our distributions as compared to FFO were as follows:

	Nine Months Ended September 30,
	2020		2019
Distributions paid in cash	$13,932,000		$15,446,000
Distributions reinvested	15,681,000		19,056,000
	$29,613,000		$34,502,000
Sources of distributions:
FFO attributable to controlling interest	$29,361,000	99.1%	$17,919,000	52.0%
Proceeds from borrowings	252,000	0.9	3,530,000	10.2
Offering proceeds	—	—	13,053,000	37.8
	$29,613,000	100%	$34,502,000	100%
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
On April 2, 2020, our board, at the recommendation of the audit committee, which is comprised solely of independent directors, and after considering the uncertainties presented by the COVID-19 pandemic, unanimously approved and maintained an estimated per share NAV of our common stock of $9.54. We provided this estimated per share NAV to assist broker-dealers in connection with their obligations under FINRA Rule 2231 with respect to customer account statements. The valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the IPA in April 2013, in addition to guidance from the SEC.

The estimated per share NAV was determined after consultation with our advisor and an independent third-party valuation firm, the engagement of which was approved by the audit committee. FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated per share NAV. As with any valuation methodology, our independent valuation firm’s methodology was based upon a number of estimates and assumptions that may not have been accurate or complete. Different parties with different assumptions and estimates could derive a different estimated per share NAV, and these differences could be significant.
The estimated per share NAV was not audited or reviewed by our independent registered public accounting firm and did not represent the fair value of our assets or liabilities according to GAAP. In addition, the estimated per share NAV was an estimate as of a given point in time and the value of our shares will fluctuate over time as a result of, among other things, developments related to individual assets and changes in the real estate and capital markets. Accordingly, with respect to the estimated per share NAV, we can give no assurance that:
•a stockholder would be able to resell his or her shares at our estimated per share NAV;
•a stockholder would ultimately realize distributions per share equal to our estimated per share NAV upon liquidation of our assets and settlement of our liabilities or a sale of the company;
•our shares of common stock would trade at our estimated per share NAV on a national securities exchange;
•an independent third-party appraiser or other third-party valuation firm, other than the third-party valuation firm engaged by our board to assist in its determination of the estimated per share NAV, would agree with our estimated per share NAV; or
•the methodology used to estimate our per share NAV would be acceptable to FINRA or comply with reporting requirements under the Employee Retirement Income Security Act of 1974, the Code, other applicable law, or the applicable provisions of a retirement plan or individual retirement account.
Further, the estimated per share NAV was based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of December 31, 2019, prior to the reported emergence of COVID-19 in the United States. A combination of economic factors driven by the COVID-19 pandemic, including the decline in property sales and the temporary closure of non-essential businesses, has drastically impacted the traditional valuation methodologies for almost all types of commercial real estate, including healthcare real estate. We continue to closely monitor the impact the COVID-19 pandemic is having on our business, residents, tenants, operating partners, managers and on the United States and global economies. The impact of the COVID-19 pandemic on our portfolio of investments may be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time, including new information which may emerge concerning the severity of the COVID-19 pandemic, the success of actions taken to contain or treat COVID-19 and reactions by consumers, companies, governmental entities and capital markets. Therefore, although we intend to publish an updated estimated per share NAV on an annual basis, we may be required to reevaluate the estimated per share NAV sooner if the COVID-19 pandemic has a material adverse impact on our tenants, operators, managers, portfolio of investments or us. The estimated per share NAV of our Class T and Class I common stock of $9.54 is within the range of estimated values, but lower than the mid-point of $9.75 provided by the independent third party valuation firm that conducted the valuation, and is the same estimated per share NAV previously determined by the board and calculated as of December 31, 2018.
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
Our results of operations are subject to the risks of a national economic slowdown or downturn and other changes in local economic conditions. The following factors may have affected, and may continue to affect, income from our properties, our ability to acquire and dispose of properties and yields from our properties:
•poor economic times may result in defaults by tenants of our properties due to bankruptcy, lack of liquidity or operational failures. We have provided an insignificant number of rent concessions, and may continue to provide rent concessions, tenant improvement expenditures or reduced rental rates to maintain or increase occupancy levels;
•fluctuations in property values as a result of increases or decreases in supply and demand, occupancies and rental rates may cause the properties that we own to decrease in value. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge or record a loss on sale in earnings;

•reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans;
•constricted access to credit may result in tenant defaults or non-renewals under leases;
•layoffs may lead to a lower demand for medical services and cause vacancies to increase, and a lack of future population and job growth may make it difficult to maintain or increase occupancy levels;
•future disruptions in the financial markets, deterioration in economic conditions or a public health crisis, such as the COVID-19 pandemic, have resulted and may continue to result in lower occupancy in our facilities, increased vacancy rates for commercial real estate due to generally lower demand for rentable space, as well as an oversupply of rentable space;
•governmental actions and initiatives, including risks associated with the impact of a prolonged government shutdown or budgetary reductions or impasses; and
•increased insurance premiums, real estate taxes or utilities or other expenses may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Also, any such increased expenses may make it difficult to increase rents to tenants on turnover, which may limit our ability to increase our returns.
The length and severity of any economic slowdown or downturn cannot be predicted with confidence at this time. Our results of operations, our ability to pay distributions to our stockholders and our ability to dispose of our investments have been and we expect that we may continue to be negatively impacted to the extent an economic slowdown or downturn is prolonged or becomes more severe.
Risk Factors Related to Our Business
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
In December 2019, COVID-19 was identified in Wuhan, China. This virus continues to spread globally including in the United States. As a result of the COVID-19 pandemic and related shelter-in-place, business re-opening and quarantine restrictions, our property values, NOI and revenues may decline, and our tenants, operating partners and managers have been and may continue to be limited in their ability to generate income, service patients and residents and/or properly manage our properties. In addition, based on preliminary information available to management as of October 31, 2020, we have experienced an approximate 14.4% decline in resident occupancies since February 2020, as well as an up to 30.0% increase in costs to care for residents, at our senior housing — RIDEA facilities. Such costs have begun to moderate somewhat during the third quarter of 2020. Our leased, non-RIDEA senior housing and skilled nursing facility tenants have also experienced and may continue to experience similar pressures related to occupancy declines and expense increases, which may impact their ability to pay rent and have an adverse effect on our operations. However, through October 2020, all rents have been collected from such leased, non-RIDEA senior housing and skilled nursing facility tenants. Given the significant uncertainty of the impact of the COVID-19 pandemic, we are unable to predict the impact it will have on such tenants’ continued ability to pay rent. Therefore, information provided regarding October rent collections should not serve as an indication of expected future rent collections. As such, our immediate focus continues to be on resident occupancy recovery and operating expense management. While restrictions have been at least partially lifted in many states, there remains a risk of reclosures in states where infection rates are on the rise, which may put additional pressure on our operations. Additionally, the public perception of a risk of a pandemic or media coverage of the COVID-19 pandemic and related deaths or confirmed cases, or public perception of health risks linked to perceived regional healthcare safety in our senior housing or skilled nursing facilities, particularly if focused on regions in which our properties are located, may adversely affect our business operations by reducing occupancy demand at our facilities. Furthermore, the COVID-19 pandemic has also adversely impacted and may continue to adversely impact the ability of our medical office building tenants, many of whom have been restricted in their ability to work and to pay their rent as and when due. We have also held discussions with our tenants, operating partners and managers and they have expressed that the ultimate impact of the COVID-19 pandemic on their business operations is uncertain.
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
The information in this Quarterly Report on Form 10-Q is based on data currently available to us and will likely change as the COVID-19 pandemic progresses. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time, including new information which may emerge concerning the severity of the COVID-19 pandemic and the actions to contain the COVID-19 pandemic or treat its impact, among others. We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other things, its duration, the success of efforts to contain it and the impact of actions taken in response. For instance, government initiatives enacted to provide substantial financial support to businesses, such as the Payroll Protection Program and deferral of payroll tax payments program within the CARES Act, enacted to provide substantial financial support to businesses could provide helpful mitigation for us and certain of our tenants, operating partners and managers. However, these government assistance programs are not expected to fully offset the negative financial impact of the COVID-19 pandemic, and there can be no assurance that these programs will continue or the extent to which they will be expanded. Therefore, the ultimate impact of such relief from these programs is not yet clear. Furthermore, we expect the trends discussed above with respect to the impact of the COVID-19 pandemic to continue and, in some cases, accelerate. As such, we are continuously monitoring the impact of the COVID-19 pandemic on our business, residents, tenants, operating partners, managers, portfolio of investments and on the United States and global economies. While we are not able at this time to estimate the long-term impact of the COVID-19 pandemic on our financial and operational results, it could be material.
Risks Related to Investments in Real Estate
A significant portion of our annual base rent may be concentrated in a small number of tenants. Therefore, non-renewals, terminations or lease defaults by any of these significant tenants could reduce our net income and have a negative effect on our ability to pay distributions to our stockholders.
As of November 13, 2020, rental payments by our tenant, RC Tier Properties, LLC, accounted for approximately 10.6% of our total property portfolio’s annualized base rent or annualized NOI. The success of our investments materially depends upon the financial stability of the tenants leasing the properties we own. Therefore, a non-renewal after the expiration of a lease term, termination, default or other failure to meet rental obligations by significant tenants, such as RC Tier Properties, LLC, would significantly lower our net income. These events could cause us to reduce the amount of distributions to our stockholders.
A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.
We have a concentration of properties in particular geographic areas; therefore, any adverse situation that disproportionately effects one of those areas would have a magnified adverse effect on our portfolio. As of November 13, 2020, our properties located in Missouri accounted for approximately 11.6% of our total property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
Terrorist attacks, acts of violence or war, political protests and unrest or public health crises may affect the markets in which we operate and have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.
Terrorist attacks, acts of violence or war, political protests and unrest or public health crises (including the COVID-19 pandemic) may negatively affect our operations and our stockholders’ investments. We may acquire real estate assets located in areas that are susceptible to terrorist attacks, acts of violence or war, political protests or public health crises. These events may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs.
More generally, any terrorist attack, other act of violence or war, political protests and unrest or public health crises could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy, all of which could adversely affect our tenants’ ability to pay rent on their leases or our ability to borrow money or issue capital stock at acceptable prices, which could have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.
Our business, tenants, residents and operators may face litigation and experience rising liability and insurance costs, which may adversely affect our financial condition, results of operations, liquidity or cash flows.
We currently intend to pursue insurance recovery for any losses caused by the COVID-19 pandemic, but there can be no assurance that coverage will be available under our existing policies or if such coverage is available, which and how much of our losses will be covered and what other limitations may apply. Due to the likely increase in claims as a result of the impact of the COVID-19 pandemic, insurance companies may limit or stop offering coverage to companies like ours for pandemic related claims and/or significantly increase the cost of insurance so that it is no longer available at commercially reasonable rates.
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
Risks Related to Debt Financing
Changes in banks’ inter-bank lending rate reporting practices or the method pursuant to which LIBOR is determined may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.
LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such “benchmarks” to perform differently than in the past, or have other consequences which cannot be predicted. It currently appears that, over time, United States dollar LIBOR may be replaced by the SOFR published by the Federal Reserve Bank of New York. However, the manner and timing of this shift is currently unknown. Market participants are still considering how various types of financial instruments and securitization vehicles should react to a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, or to the same alternative reference rate, in each case increasing the difficulty of hedging. For example, switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread. Industry organizations are attempting to structure the spread calculation in a manner that minimizes the possibility of value transfer between counterparties, borrowers and lenders by virtue of the transition, but there is no assurance that the calculated spread will be fair and accurate or that all asset types and all types of securitization vehicles will use the same spread. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging and risk management. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of financial assets and liabilities based on or linked to a “benchmark.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
On July 1, 2020, we issued an aggregate of 15,000 shares of restricted Class T common stock to our independent directors. These shares of restricted Class T common stock were issued pursuant to our incentive plan in a private transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act. The restricted Class T common stock awards vested 20.0% on the grant date and 20.0% will vest on each of the first four anniversaries of the grant date.
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
During the three months ended September 30, 2020, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 to July 31, 2020	71,551	$9.87	71,551	(1)
August 1, 2020 to August 31, 2020	—	$—	—	(1)
September 1, 2020 to September 30, 2020	—	$—	—	(1)
Total	71,551	$9.87	71,551
___________
(1)A description of the maximum number of shares that may be purchased under our share repurchase plan is included in the narrative preceding this table.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.
Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Third Articles of Amendment and Restatement of Griffin-American Healthcare REIT IV, Inc., dated December 28, 2015 (included as Exhibit 3.1 to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-205960) filed January 5, 2016 and incorporated herein by reference)

3.2
Articles Supplementary of Griffin-American Healthcare REIT IV, Inc. filed May 25, 2016 (included as Exhibit 3.1 to our Current Report on Form 8-K filed May 26, 2016 and incorporated herein by reference)

3.3
Second Amended and Restated Bylaws of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 3.2 to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-205960) filed January 5, 2016 and incorporated herein by reference)

4.1
Amended and Restated Distribution Reinvestment Plan of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.6 to our Registration Statement on Form S-3 (File No. 333-229301) filed January 18, 2019 and incorporated herein by reference)

10.1
Confirmation of swap transaction, dated August 27, 2020 from Fifth Third Bank, National Association to Griffin-American Healthcare REIT IV Holdings, LP (included as Exhibit 10.1 to our Current Report on Form 8-K filed September 1, 2020 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________

*	Filed herewith.
**	Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Griffin-American Healthcare REIT IV, Inc. (Registrant)

November 13, 2020	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

November 13, 2020	By:	/s/ BRIAN S. PEAY
Date		Brian S. Peay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)