Form 10-K
period 2020-12-31
Griffin-American Healthcare REIT IV, Inc.
filed 2021-03-26
CIK 1632970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
There is no established market for the registrant’s common stock. On April 2, 2020, the registrant’s board of directors established an updated estimated per share net asset value, or NAV, of the registrant’s common stock of $9.54 as of December 31, 2019. As of the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 74,707,789 shares of Class T common stock and 5,353,734 shares of Class I common stock held by non-affiliates, excluding shares owned by officers of American Healthcare Investors, LLC, the registrant’s affiliated co-sponsor, for an aggregate market value of $712,712,000 and $51,075,000, respectively, assuming a market value as of that date of $9.54 per share.
As of March 12, 2021, there were 76,041,549 shares of Class T common stock and 5,655,798 shares of Class I common stock of Griffin-American Healthcare REIT IV, Inc. outstanding.
______________________________________
DOCUMENTS INCORPORATED BY REFERENCE
None.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
(A Maryland Corporation)

PART I
Item 1. Business.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT IV, Inc. and its subsidiaries, including Griffin-American Healthcare REIT IV Holdings, LP, except where otherwise noted.
Company
Griffin-American Healthcare REIT IV, Inc., a Maryland corporation, invests in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, skilled nursing facilities and senior housing facilities that produce current income. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). We qualified to be taxed as a real estate investment trust, or REIT, under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2016, and we intend to continue to qualify to be taxed as a REIT.
We raised $754,118,000 through a best efforts initial public offering, or our initial offering, and issued 75,639,681 aggregate shares of our Class T and Class I shares of our common stock. In addition, during our initial offering, we issued 3,253,535 aggregate shares of our Class T and Class I common stock pursuant to our distribution reinvestment plan, as amended, or the DRIP, for a total of $31,021,000 in distributions reinvested. Following the deregistration of our initial offering, we continued issuing shares of our common stock pursuant to the DRIP through a subsequent offering, or the 2019 DRIP Offering. We commenced offering shares pursuant to the 2019 DRIP Offering on March 1, 2019, following the termination of our initial offering on February 15, 2019. On March 18, 2021, our board of directors, or our board, authorized the suspension of the DRIP, effective as of April 1, 2021. See the “Key developments” section below for a further discussion of the 2019 DRIP Offering and the DRIP. As of December 31, 2020, a total of $41,471,000 in distributions were reinvested that resulted in 4,342,059 shares of our common stock being issued pursuant to the 2019 DRIP Offering. We collectively refer to the DRIP portion of our initial offering and the 2019 DRIP Offering as our DRIP Offerings.
We conduct substantially all of our operations through Griffin-American Healthcare REIT IV Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT IV Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 16, 2016 and had a one-year initial term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 11, 2021 and expires on February 16, 2022. Our advisor uses its best efforts, subject to the oversight and review of our board, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by wholly owned subsidiaries of American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Company, LLC, or Griffin Capital, or collectively, our co-sponsors. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony Capital, Inc. (NYSE: CLNY), or Colony Capital, and 7.8% owned by James F. Flaherty III, a former partner of Colony Capital. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or our dealer manager, Colony Capital or Mr. Flaherty; however, we are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings.
Since March 2020, the coronavirus, or COVID-19, pandemic has been dramatically impacting the United States, which has resulted in an aggressive worldwide effort to contain the spread of the virus. These efforts have significantly and adversely disrupted economic markets and impacted commercial activity worldwide, including markets in which we own and/or operate properties, and the prolonged economic impact remains uncertain. In addition, the continuously evolving nature of the COVID-19 pandemic makes it difficult to ascertain the long-term impact it will have on real estate markets and our portfolio of investments. Considerable uncertainty still surrounds the COVID-19 pandemic and its effects on the population, as well as the effectiveness of any responses taken on national and local levels by government and public health authorities and businesses to contain and combat the outbreak and spread of the virus, including the widespread availability and use of effective vaccines. In particular, government-imposed business closures and re-opening restrictions, as well as self-imposed restrictions of discretionary activities, have dramatically impacted the operations of our real estate investments and our tenants across the country, such as creating significant declines in resident occupancy. Further, our senior housing facilities have also experienced dramatic increases and may continue to experience increases in costs to care for residents; particularly labor costs to maintain staffing levels to care for the aged population during this crisis, costs of COVID-19 testing of employees and residents and costs to procure the volume of personal protective equipment, or PPE, and other supplies required. For a further discussion of the impact of the COVID-19 pandemic to our business, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Key developments
•On March 31, 2020, in consideration of the impact the COVID-19 pandemic has had on the United States, globally, and our business operations, as well as to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects, our board decreased our distributions to stockholders to an annualized distribution rate of $0.40 per share. In addition, on March 31, 2020, our board suspended our share repurchase plan with respect to all repurchase requests other than repurchases resulting from the death or qualifying disability of stockholders, beginning with share repurchase requests submitted for repurchase during the second quarter of 2020.
•In October 2020, our board established a special committee of our board, which consists of all of our independent directors, to investigate and analyze strategic alternatives, including but not limited to, the sale of our assets, a listing of our shares on a national securities exchange, or a merger with another entity, including a merger with another unlisted entity that we expect would enhance our value. There can be no assurance that this strategic alternative review process will result in a transaction being pursued, or if pursued, that any such transaction would ultimately be consummated. For a further discussion, see Part III, Item 10, Directors, Executive Officers and Corporate Governance.
•In connection with the strategic alternative review process and in order to facilitate a strategic transaction, on March 18, 2021, our board authorized the suspension of the DRIP, effective as of April 1, 2021. As a consequence of the suspension of the DRIP, beginning with the April 2021 distributions, which will be payable on or about May 1, 2021, there will be no further issuances of shares pursuant to the DRIP, unless and until our board reinstates the DRIP, and stockholders who are participants in the DRIP will receive cash distributions instead. In addition, on March 18, 2021, our board approved the suspension of our share repurchase plan with respect to all repurchase requests received by us after February 28, 2021, including repurchases resulting from the death or qualifying disability of stockholders. See Note 12, Equity, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of our share repurchase plan.
•On March 18, 2021, our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, unanimously approved and established an updated estimated per share NAV of our common stock of $9.22 as of September 30, 2020. For a further discussion, see Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•As of March 16, 2021, we owned 89 properties, comprising 94 buildings, or approximately 4,871,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $1,092,381,000. As of March 16, 2021, we also owned a 6.0% interest in a joint venture which owns a portfolio of integrated senior health campuses and ancillary businesses.

Our Structure
The following chart indicates the relationship among us, our advisor and certain of its affiliates as of March 26, 2021:

Jeffrey T. Hanson
Danny Prosky
Mathieu B. Streiff
Griffin Capital Company, LLC
(Co-Sponsor)
100% Control
Colony Capital, Inc. (2)
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

Our principal executive offices are located at 18191 Von Karman Avenue, Suite 300, Irvine, California 92612, and our telephone number is (949) 270-9200. We maintain a website at http://www.healthcarereitiv.com, at which there is additional information about us and our affiliates. The contents of that site are not incorporated by reference in, or otherwise a part of, this filing. We make our periodic and current reports, and all amendments to those reports, available at http://www.healthcarereitiv.com as soon as reasonably practicable after such materials are electronically filed with the United States Securities and Exchange Commission, or the SEC. They also are available for printing by any stockholder upon request. In addition, copies of our filings with the SEC may be obtained from the SEC’s website, http://www.sec.gov. Access to these filings is free of charge.

Investment Objectives
Our investment objectives are:
•to preserve, protect and return our stockholders’ capital contributions;
•to pay regular cash distributions; and
•to realize growth in the value of our investments upon our ultimate sale of such investments.
Our board may change our investment objectives if it determines it is advisable and in the best interest of our stockholders. During the term of the Advisory Agreement, decisions relating to the purchase or sale of investments will be made by our advisor, subject to oversight by our advisor’s investment committee and our board.
Investment Strategy
We have invested, and may continue to invest, in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, skilled nursing facilities, senior housing and other healthcare-related facilities. On an infrequent and opportunistic basis, we also may originate or acquire secured loans and other real estate-related investments. We have acquired, and may continue to acquire, properties either directly or jointly with third parties.
We generally seek investments that produce current income; however, when and as determined appropriate by our advisor, our portfolio may include properties in various stages of development other than those producing current income. These stages include unimproved land both with and without entitlements and permits, property to be redeveloped and repositioned, newly constructed properties and properties in lease-up or other stabilization, all of which have limited or no relevant operating histories and current income. Our advisor makes such investment determinations based upon a variety of factors, including the available risk-adjusted returns for such properties when compared with other available properties, the appropriate diversification of the portfolio and our objectives of realizing both current income and capital appreciation upon the ultimate sale of properties.
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
For each of our investments, regardless of property type, we seek to invest in properties with the following attributes:
•Quality. We seek to acquire properties that are suitable for their intended use with a quality of construction that is capable of sustaining the property’s investment potential for the long-term, assuming funding of budgeted maintenance, repairs and capital improvements.
•Location. We seek to acquire properties that are located in established or otherwise appropriate markets for comparable properties, with access and visibility suitable to meet the needs of its occupants. In addition to United States properties, we also seek to acquire international properties that meet our investment criteria.
•Market; Supply and Demand. We focus on local or regional markets that have potential for stable and growing property level cash flows over the long-term. These determinations are based in part on an evaluation of local and regional economic, demographic and regulatory factors affecting the property. For instance, we favor markets that indicate a growing population and employment base or markets that exhibit potential limitations on additions to supply, such as barriers to new construction. Barriers to new construction include lack of available land and stringent zoning restrictions. In addition, we generally seek to limit our investments in areas that have limited potential for growth.
•Predictable Capital Needs. We seek to acquire properties where the future expected capital needs can be reasonably projected in a manner that would enable us to meet our objectives of growth in cash flows and preservation of capital and stability.
•Cash Flows. We seek to acquire properties where the current and projected cash flows, including the potential for appreciation in value, would enable us to meet our overall investment objectives. We evaluate cash flows as well as expected growth and the potential for appreciation.

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
Real Estate Investments
We have invested, and may continue to invest, in a diversified portfolio of real estate investments, focusing primarily on medical office buildings, skilled nursing facilities, senior housing and other healthcare-related facilities. We generally seek investments that produce current income. Our investments may include:
•medical office buildings;
•skilled nursing facilities;
•senior housing facilities;
•healthcare-related facilities operated utilizing a RIDEA structure;
•hospitals;
•long-term acute care facilities;
•surgery centers;
•memory care facilities;
•specialty medical and diagnostic service facilities;
•laboratories and research facilities;
•pharmaceutical and medical supply manufacturing facilities; and
•offices leased to tenants in healthcare-related industries.
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
The consideration for each real estate investment must be authorized by a majority of our directors or a duly authorized committee of our board, and ordinarily is based on the fair market value of the investment. If the majority of our independent directors or a duly authorized committee of our board so determines, or if the investment is to be acquired from one of our co-sponsors, our advisor, any of our directors or an affiliate, the fair market value determination must be supported by an appraisal obtained from a qualified, independent appraiser selected by a majority of our independent directors.
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
Our obligation to close a transaction involving the purchase of real estate is generally conditioned upon the delivery and verification of certain documents from the seller or developer, including, where appropriate:
•plans and specifications;
•environmental reports (generally a minimum of a Phase I investigation);
•building condition reports;
•surveys;
•evidence of marketable title subject to such liens and encumbrances as are acceptable to our advisor;

•audited financial statements covering recent operations of real properties having operating histories unless such statements are not required to be filed with the SEC and delivered to stockholders;
•title insurance policies; and
•liability insurance policies.
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
We have acquired, and may continue to acquire, leased properties with long-term leases and we generally do not intend to operate any healthcare-related facilities directly. As a REIT, we are prohibited from operating healthcare-related facilities directly; however, we have leased and may continue to lease healthcare-related facilities that we acquire to wholly owned taxable REIT subsidiaries, or TRS. In such an event, our TRS will engage a third party in the business of operating healthcare-related facilities to manage the property utilizing a RIDEA structure permitted by the Code. Through our TRS, we bear all operational risks and liabilities associated with the operation of such healthcare-related facilities unlike our triple-net leased properties. Such operational risks and liabilities include, but are not limited to, resident quality of care claims and governmental reimbursement matters.
Construction and Development Activities
From time to time, we may construct and develop real estate assets or render services in connection with these activities. We may be able to reduce overall purchase costs by constructing and developing property versus purchasing an existing property. We retain and will continue to retain independent contractors to perform the actual construction work on tenant improvements, such as installing heating, ventilation and air conditioning systems.
Additionally, in the event that our advisor assists with planning and coordinating the construction of any tenant improvements or capital improvements, our advisor may be paid a construction management fee of up to 5.0% of the cost of such improvements. We may also engage our advisor or its affiliates to provide development-related services for all or some of the properties that we develop or acquire for refurbishment. In those cases, we pay our advisor or its affiliates a development fee that is usual and customary for comparable services rendered for similar projects in the geographic market where the services are provided. However, we do not pay a development fee to our advisor or its affiliates if our advisor or any of its affiliates elect to receive an acquisition fee based on the cost of such development.
Joint Ventures
We have entered into, and we may continue to enter into, joint ventures, general partnerships and other arrangements with one or more institutions or individuals, including real estate developers, operators, owners, investors and others, some of whom may be affiliates of our advisor, for the purpose of acquiring real estate. Such joint ventures may be leveraged with debt financing or unleveraged. We have entered into, and may continue to enter into, joint ventures to further diversify our investments or to access investments which meet our investment criteria that would otherwise be unavailable to us. In determining whether to invest in a particular joint venture, our advisor will evaluate the real estate that such joint venture owns or is being formed to own under the same criteria described elsewhere in this Annual Report on Form 10-K for the selection of our other properties. However, we will not participate in tenant in common syndications or transactions.
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
We have invested, and may continue to invest, in general partnerships or joint ventures with other American Healthcare Investors-sponsored programs or Griffin Capital programs or affiliates of our advisor to enable us to increase our equity participation in such ventures, so that ultimately we own a larger equity percentage of the property. Our entering into joint ventures with our advisor or any of its affiliates may result in certain conflicts of interest. See Item 1A, Risk Factors — Risks Related to Conflicts of Interest — We have entered into a joint venture with another program and may continue to enter into joint venture programs sponsored or advised by one of our co-sponsors or one of their affiliates and may face conflicts of interest or disagreements with our joint venture partners that may not be resolved as quickly or on terms as advantageous to us as would be the case if the joint venture had been negotiated at arm’s-length with an independent joint venture partner, for a further discussion.
We may only enter into joint ventures with other American Healthcare Investors-sponsored programs or Griffin Capital programs, affiliates of our advisor or any of our directors for the acquisition of properties if:
•a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction, approves the transaction as being fair and reasonable to us; and
•the investment by us and such affiliates are on substantially the same terms and conditions.
Real Estate-Related Investments
In addition to our acquisition of medical office buildings, skilled nursing facilities and senior housing and other healthcare-related facilities, on an infrequent and opportunistic basis, we also may invest in real estate-related investments, including loans and securities investments.
Investing In and Originating Loans
We may invest in first and second mortgage loans, mezzanine loans and bridge loans. However, we will not make or invest in any loans that are subordinate to any mortgage or equity interest of our advisor, any of our directors, one of our co-sponsors, or any of our affiliates. We also may invest in participations in mortgage loans. Second mortgage loans are secured by second deeds of trust on real property that is already subject to prior mortgage indebtedness. A mezzanine loan is a loan made in respect of certain real property but is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. A bridge loan is short term financing, for an individual or business, until permanent or the next stage of financing can be obtained. Mortgage participation investments are investments in partial interests of mortgages of the type described above that are made and administered by third-party mortgage lenders. In evaluating prospective loan investments, our advisor considers factors, including, but not limited to: the ratio of the investment amount to the underlying property’s value, current and projected cash flows of the property, the degree of liquidity of the investment, the quality, experience and creditworthiness of the borrower and, in the case of mezzanine loans, the ability to acquire the underlying real property.
Our criteria for making or investing in loans will be substantially the same as those involved in our investment in properties. We do not intend to make loans to other persons, to underwrite securities of other issuers or to engage in the purchase and sale of any types of investments other than those relating to real estate. We will not make or invest in mortgage loans on any one property if the aggregate amount of all mortgage loans outstanding on the property, including our loan, would exceed an amount equal to 85.0% of the appraised value of the property, as determined by an appraiser, unless we find substantial justification due to other underwriting criteria; however, our policy generally will be that the aggregate amount of all mortgage loans outstanding on the property, including our loan, would not exceed 75.0% of the appraised value of the property. We may find such justification in connection with the purchase of loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and in which the cost of the loan investment does not exceed the fair market value of the underlying property. We will not invest in or make loans unless an appraisal has been obtained concerning the underlying property, except for those loans insured or guaranteed by a government or government agency. In cases in which a majority of our independent directors so determine and in the event the transaction is with one of our co-sponsors, our advisor, any of our directors or any of their respective affiliates, the appraisal will be obtained from a certified independent appraiser to support its determination of fair market value.
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
Investing in Securities
We may invest in the following types of securities: (i) up to 10.0% of our total assets in equity securities such as common stocks, preferred stocks and convertible preferred securities of public or private unaffiliated real estate companies (including other REITs, real estate operating companies and other real estate companies); (ii) up to 10.0% of our total assets in debt securities such as commercial mortgage-backed securities and debt securities issued by other unaffiliated real estate companies; and (iii) certain other types of securities that may help us reach our diversification and other investment objectives. These other securities may include, but are not limited to, various types of collateralized debt obligations and certain non-United States dollar denominated securities.
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
The specific number and mix of securities in which we invest will depend upon real estate market conditions, other circumstances existing at the time we are investing in securities and the amount of any future indebtedness that we may incur. We will not invest in securities of other issuers for the purpose of exercising control and the first or second mortgages in which we intend to invest will likely not be insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs or otherwise guaranteed or insured. Real estate-related equity securities are generally unsecured and also may be subordinated to other obligations of the issuer. Our investments in real estate-related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer.
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
We anticipate that our overall leverage will approximate 50.0% of the combined market value of all of our real estate, real estate-related investments and joint venture interests, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our borrowing policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2020, our aggregate borrowings were 39.5% of the combined market value of all our real estate investments.
Our board reviews our aggregate borrowings at least quarterly to ensure that such borrowings are reasonable in relation to our net assets. Our borrowing policies preclude us from borrowing in excess of 300% of our net assets, unless any excess in such borrowing is approved by a majority of our independent directors and is disclosed in our next quarterly report along with justification for such excess. Net assets for purposes of this calculation are defined as our total assets, other than intangibles, valued at cost before deducting depreciation, amortization, bad debt and other similar non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report, along with justification for such excess. In such event, we will review our debt levels at that time and take action to reduce any such excess as soon as practicable. We may also incur indebtedness to finance improvements to properties and, if necessary, for working capital needs or to meet the distribution requirements applicable to REITs under the federal income tax laws. As of March 26, 2021 and December 31, 2020, our leverage did not exceed 300% of the value of our net assets.
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
We intend to hold each property or real estate-related investment we acquire for an extended period. However, circumstances might arise which could result in a shortened holding period for certain investments. A property or real estate-related investment may be sold before the end of the expected holding period if:
•diversification benefits exist associated with disposing of the investment and rebalancing our investment portfolio;
•an opportunity arises to pursue a more attractive investment;
•in the judgment of our advisor, the value of the investment might decline;
•with respect to properties, a major tenant involuntarily liquidates or is in default under its lease;
•the investment was acquired as part of a portfolio acquisition and does not meet our general acquisition criteria;
•an opportunity exists to enhance overall investment returns by raising capital through sale of the investment; or
•in the judgment of our advisor, the sale of the investment is in the best interest of our stockholders.
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
Tax Status and Distribution Policy
As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. We qualified, and elected to be taxed, as a REIT under the Code beginning with our taxable year ended December 31, 2016, and we intend to continue to qualify to be taxed as a REIT. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Existing Internal Revenue Service, or IRS, guidance includes a safe harbor pursuant to which publicly offered REITs can satisfy the distribution requirement by distributing a combination of cash and stock to stockholders. In general, to qualify under the safe harbor, each stockholder must elect to receive either cash or stock, and the aggregate cash component of the distribution to stockholders must represent at least 20.0% of the total distribution. In May 2020, the IRS issued similar guidance that lowered the cash component of the distribution to 10.0% for dividends declared between April 1, 2020 and December 31, 2020.
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
To the extent that any distributions to our stockholders are paid out of our current or accumulated earnings and profits, such distributions are taxable as ordinary income. To the extent that any of our distributions exceed our current and accumulated earnings and profits, such amounts constitute a return of capital to our stockholders for federal income tax purposes, to the extent of their basis in their stock and thereafter will constitute capital gain. Any portion of distributions to our stockholders paid from net offering proceeds or borrowings constitutes a return of capital to our stockholders.
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

Competition
We compete with many other entities engaged in the acquisition, development, leasing and financing of healthcare-related real estate investments. Our ability to successfully compete is impacted by economic trends, availability of acceptable investment opportunities, our ability to negotiate beneficial investment terms, availability and cost of capital, construction and development costs and applicable laws and regulations.
Income from our investments is dependent on the ability of our tenants and operators to compete with other healthcare operators. These operators compete on a local and regional basis for patients and residents and the operators’ ability to successfully attract and retain patients and residents depends on key factors such as the number of properties in the local market, the quality of the affiliated health system, proximity to hospital campuses, the price and range of services available, the scope and quality of care, reputation, age and appearance of each property, demographic trends and the cost of care in each locality. As a result, we may have to provide rent concessions, incur charges for tenant improvements, or offer other inducements, or we may be unable to timely lease vacant space in our properties, all of which may have an adverse impact on our results of operations. Private, federal and state payment programs and the effect of other laws and regulations may also have a significant impact on the ability of our tenants and operators to compete successfully for patients and residents at the properties. For additional information on the risks associated with our business, please see Item 1A, Risk Factors.
Government Regulations
Our properties are subject to various federal, state and local regulatory requirements, and changes in these laws and regulations, or their interpretation by agencies, occur frequently. Further, our tenants and our healthcare facility operators and managers, including our TRS entities that own and operate our properties under a RIDEA structure, are typically subject to extensive and complex federal, state and local healthcare laws and regulations relating to quality of care, government reimbursement, fraud and abuse practices and similar laws governing the operation of healthcare facilities, and we expect the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of healthcare management, fraud and provision of services, among others. If we fail to comply with these various requirements, we may incur governmental fines or private damage awards. While we believe that our properties are and will be in substantial compliance with all of these regulatory requirements, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated capital expenditures that will adversely affect our ability to make distributions to our stockholders. We believe, based in part on third-party due diligence reports which are generally obtained at the time we acquire the properties, that all of our properties comply in all material respects with current regulations. However, if we were required to make significant expenditures under applicable regulations, our financial condition, results of operations, cash flows and ability to satisfy our debt service obligations and to pay distributions could be adversely affected.
Privacy and Security Laws and Regulations. There are various United States federal and state privacy laws and regulations that provide for consumer protection of personal health information, particularly electronic security and privacy. Compliance with such laws and regulations may require us to, among other things, conduct additional risk analysis, modify our risk management plan, implement new policies and procedures and conduct additional training. We are generally dependent on our tenants and management companies to fulfill our compliance obligations, and we have in certain circumstances developed a program to periodically monitor compliance with such obligations. However, there can be no assurance we would not be required to alter one or more of our systems and data security procedures to be in compliance with these laws. If we fail to adequately protect health information, we could be subject to civil or criminal liability and adverse publicity, which could harm our business and impact our ability to attract new tenants and residents. We may be required to notify individuals, as well as government agencies and the media, if we experience a data breach.
Healthcare Licensure and Certification. Generally, certain properties in our portfolio are subject to licensure, may require a certificate of need, or CON, or other certification through regulatory agencies in order to operate and participate in Medicare and Medicaid programs. Requirements pertaining to such licensure and certification relate to the quality of care provided by the operator, qualifications of the operator’s staff and continuing compliance with applicable laws and regulations. In addition, CON laws and regulations may place restrictions on certain activities such as the addition of beds at our facilities and changes in ownership. Failure to obtain a license, CON or other certification, or revocation, suspension or restriction of such required license, CON or other certification, could adversely impact our properties’ operations and their ability to generate revenue from services provided. State CON laws are not uniform throughout the United States and are subject to change. We cannot predict the impact of state CON laws on our facilities or the operations of our tenants.
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
In order to induce the contributors of such properties to accept units in our operating partnership, rather than cash, in exchange for their properties, it may be necessary for us to provide them additional incentives. For instance, our operating partnership’s partnership agreement provides that any holder of units may exchange limited partnership units on a one-for-one basis for shares of our common stock, or, at our option, cash equal to the value of an equivalent number of shares of our common stock. We may, however, enter into additional contractual arrangements with contributors of property under which we would agree to repurchase a contributor’s units for shares of our common stock or cash, at the option of the contributor, at set times. In order to allow a contributor of a property to defer taxable gain on the contribution of property to our operating partnership, we might agree not to sell a contributed property for a defined period of time or until the contributor exchanged the contributor’s units for cash or shares of our common stock. Such an agreement would prevent us from selling those properties, even if market conditions made such a sale favorable to us. Although we may enter into such transactions with other existing or future American Healthcare Investors or Griffin Capital programs, we do not currently intend to do so. If we were to enter into such a transaction with an entity managed by one of our co-sponsors or its affiliates, we would be subject to the risks described in Item 1A, Risk Factors — Investment Risks. We may acquire assets from, or dispose of assets to, affiliates of our advisor, which could result in us entering into transactions on less favorable terms than we would receive from a third party or that negatively affect the public’s perception of us.
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
Significant Tenant
For a discussion of our significant tenant, see Note 18, Concentration of Credit Risk, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Geographic Concentration
For a discussion of our geographic information, see Item 2, Properties — Geographic Diversification/Concentration Table, as well as Note 18, Concentration of Credit Risk, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Employees; Human Capital Resources
We have no employees and our executive officers are all employees of one of our co-sponsors. Our day-to-day management is performed by our advisor and its affiliates. Our advisor is led by an experienced team of senior real estate professionals who have significant experience in underwriting and structuring healthcare real estate transactions and managing healthcare real estate and real estate-related investments. We benefit from our advisor's infrastructure and operating platform, through which we are able to source, evaluate and manage potential investments. We do not directly compensate our executive officers for services rendered to us. However, our executive officers, consultants and the executive officers and key employees of our advisor and its affiliates are eligible for awards pursuant to the 2015 Incentive Plan, or our incentive plan. As of December 31, 2020, no awards had been granted to our executive officers, consultants or the executive officers or key employees of our advisor or its affiliates under this plan.
For our healthcare-related facilities operated pursuant to a RIDEA structure, we rely on each management company to attract and retain skilled personnel to provide services at our healthcare-related facilities. As a result of the COVID-19 pandemic, such management companies have put into place a number of health and safety measures to enable their employees to continue to work from our healthcare-related facilities, including the procurement and distribution of PPE and the implementation of daily employee and resident health screenings, vaccination clinics for employees and residents, as well as aggressive safety protocols in accordance with the Centers for Disease Control and Prevention, or CDC, Centers for Medicare and Medicaid Services, or CMS, and local health agency guidelines to limit the exposure and spread of COVID-19. While the health and safety measures instituted by each management company have allowed facilities to operate during the pandemic, these facilities may face challenges created by workforce shortages and absenteeism due to COVID-19.
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
Information About Industry Segments
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. As of December 31, 2020, we operated through four reportable business segments — medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities.
Medical Office Buildings. As of December 31, 2020, we owned 43 medical office buildings, or MOBs. These properties typically contain physicians’ offices and examination rooms and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic centers, rehabilitation clinics and day-surgery operating rooms. While these properties are similar to commercial office buildings, they require additional parking spaces as well as plumbing, electrical and mechanical systems to accommodate multiple exam rooms that may require sinks in every room and special equipment such as x-ray machines. In addition, MOBs are often built to accommodate higher structural loads for certain equipment and may contain other specialized construction. Our MOBs are typically multi-tenant properties leased to healthcare providers (hospitals and physician practices) for approximately three to ten years. Our MOBs segment accounted for approximately 42.2%, 45.1% and 40.7% of total revenues and grant income for the years ended December 31, 2020, 2019 and 2018, respectively.
Senior Housing. As of December 31, 2020, we owned 14 senior housing facilities. Senior housing facilities cater to different segments of the elderly population based upon their personal needs, and include assisted living, memory care, and independent living. Residents of assisted living facilities typically require limited medical care and need assistance with eating, bathing, dressing, and/or medication management and those services can be provided by staff at the facility. Resident programs offered at such facilities may include transportation, social activities and exercise and fitness programs. Services provided by our tenants in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare. Our senior housing facilities are leased to single tenants under triple-net lease structures, whereby the tenant is responsible for making rent payments, maintaining the properties and paying taxes and other expenses. Leases are typically 12 to 15 years with annual escalations and required lease coverage ratios.

Our senior housing segment accounted for approximately 5.7%, 7.0% and 10.6% of total revenues and grant income for the years ended December 31, 2020, 2019 and 2018, respectively.
Senior Housing — RIDEA. As of December 31, 2020, we owned and operated 26 senior housing facilities utilizing a RIDEA structure. Such facilities are of a similar property type as our senior housing segment discussed above; however, we have entered into agreements with healthcare operators to manage the facilities on our behalf utilizing a RIDEA structure. The healthcare operators we engage provide management and operational services at the facility and we retain the net earnings generated by the performance of the facility after payment of the management fee and other operational and maintenance expenses. As a result, under a RIDEA structure we retain the upside from improved operational performance, and similarly the risk of any decline in performance. Substantially all of our leases with residents in the senior housing facilities are for a term of one year or less. Our senior housing — RIDEA segment accounted for approximately 44.4%, 38.2% and 43.6% of total revenues and grant income for the years ended December 31, 2020, 2019 and 2018, respectively.
Skilled Nursing Facilities. As of December 31, 2020, we owned 11 skilled nursing facilities, or SNFs. Skilled nursing facility residents are generally higher acuity and need assistance with eating, bathing, dressing, and/or require assistance with medication and also require available 24-hour nursing care. SNFs offer restorative, rehabilitative and custodial nursing care for people not requiring the more extensive and sophisticated treatment available at hospitals. Ancillary revenues and revenues from sub-acute care services are derived from providing services to residents beyond room and board and include occupational, physical, speech, respiratory and intravenous therapy, wound care, oncology treatment, brain injury care, orthopedic therapy and other services. Certain SNFs provide some of the foregoing services on an out-patient basis. Skilled nursing services provided by our tenants in these SNFs are primarily paid for either by private sources or through the Medicare and Medicaid programs. Our SNFs are leased to a single tenant under a triple-net lease structure with approximately 12 to 15 year terms and fixed annual rent escalations. Our SNFs segment accounted for approximately 7.7%, 9.7% and 5.1% of total revenues and grant income for the years ended December 31, 2020, 2019 and 2018, respectively.
For a further discussion of our segment reporting for the years ended December 31, 2020, 2019 and 2018, see Item 2, Properties, Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 17, Segment Reporting, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Item 1A. Risk Factors.
Risk Factor Summary
Our business, financial condition and results of operations are subject to numerous risks and uncertainties. Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face and should be read in conjunction with the full risk factors contained below in this “Risk Factors” section in this Annual Report on Form 10-K.
Investment Risks
•There is no public market for shares of our common stock, making it difficult for stockholders to sell their shares.
•Distributions paid using borrowings or other sources in anticipation of cash flows may negatively impact the value of our stockholders’ investment.
•The estimated value per share of our common stock may not accurately reflect the fair value of our assets and liabilities.
•The prior performance of other programs may not accurately predict our ability to achieve our investment objectives or our future results.
•Our success is dependent on our co-sponsors; however, our co-sponsors and their key personnel face conflicts of interest for their time and fiduciary duties.
•Our advisor may be entitled to receive significant compensation in the event of our liquidation or the termination of the Advisory Agreement.
•Even though we have formed a special committee to investigate strategic alternatives, we are not obligated to effectuate a liquidity event; therefore, our stockholders may have to hold their investment in shares of our common stock for an indefinite period of time.
Risks Related to Our Business
•In light of the adverse impact of the COVID-19 pandemic on our business operations and cash flows, we reduced distribution payments to our stockholders and suspended our share repurchase plan, and there is no assurance as to when we will be able to increase the amount of distributions to our stockholders or reinstate our share repurchase plan, if at all.

•Senior housing — RIDEA facilities managed by Meridian Senior Living, LLC, or Meridian, account for a significant portion of our revenues and/or operating income and adverse developments in Meridian’s business or financial condition could have a material adverse effect on us.
•We have rights to terminate our management agreements with third-party operators for our senior housing and senior housing — RIDEA facilities under any circumstances; however, any inability to replace or delay in replacing third-party operators as the managers of such facilities could have a material adverse effect on us.
•Internalizing our management functions could cause us to incur significant costs.
•We may incur additional costs in re-leasing properties, which could adversely affect our cash flows.
Risks Related to Conflicts of Interest
•We may acquire assets from, or dispose of assets to, affiliates of our advisor, which could result in us entering into transactions on less favorable terms than we would receive from an unaffiliated third party.
•We have entered, and may continue to enter, into joint ventures which could cause conflicts of interest or disagreements with our joint venture partners.
Risks Related to Our Organizational Structure
•Several potential events, our ability to issue preferred stock and the percentage limit on shares of common stock that any person may own could cause our stockholders’ investment in us to be diluted or prevent a sale of our common stock.
•Our stockholders’ ability to control our operations is severely limited.
•If we become subject to registration under the Investment Company Act, we may not be able to continue our business.
•We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.
Risks Related to Investments in Real Estate
•Uncertain market conditions could lead our acquired real estate investments to decrease in value or may cause us to sell our properties at a loss in the future.
•Non-renewals, terminations or lease defaults by any tenants that account for more than 10.0% of our total property portfolio’s annualized base rent or annualized net operating income, or NOI, could reduce our net income and have a negative effect on our ability to pay distributions to our stockholders.
•A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.
•Our business, tenants, residents and operators may face litigation and experience rising liability and insurance costs, which may adversely affect our financial condition.
•Delays in the acquisition, development, disposition and construction of real properties may have adverse effects on our results of operations and our ability to pay distributions to our stockholders.
•Our stockholders may not receive any profits resulting from the sale of our properties, and representations made by us in connection with sales of our properties may subject us to liability.
•We face possible liability for environmental cleanup costs and damages for contamination related to properties we acquire.
•Our real estate investments may be too heavily concentrated in certain segments.
Risks Related to the Healthcare Industry
•New laws or regulations affecting the heavily regulated healthcare industry, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of our tenants to make rent payments to us.
•Our tenants may be unable to make rent payments to us because of reductions in reimbursement from third-party payors and/or changes in the healthcare industry or regulations.
•Seniors delaying moving to senior housing facilities until they require greater care or forgoing moving to senior housing facilities altogether could have a material adverse effect on our business.
•Events that adversely affect the ability of seniors and their families to afford resident fees at our senior housing facilities could cause a decline in our occupancy rates, revenues and results of operations.
•Adverse trends in healthcare provider operations may negatively affect our lease revenues.
•We, our tenants and our operators for our skilled nursing and senior housing may be subject to various government reviews, audits and investigations that could adversely affect our business, such as identifying potential improper payments under the Medicare and Medicaid programs.

Risks Related to Debt Financing
•To the extent we borrow at fixed rates or enter into fixed interest rate swaps, we will not benefit from reduced interest expense if interest rates decrease.
•Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to pay distributions to our stockholders.
•Interest-only indebtedness may increase our risk of default, adversely affect our ability to refinance or sell properties and eventually may reduce our funds available for distribution to our stockholders.
Risks Related to Real Estate-Related Investments
•Unfavorable real estate market conditions and delays in liquidating defaulted mortgage loan investments may negatively impact mortgage loans we may invest in.
Federal Income Tax Risks
•Failure to maintain our qualification as a REIT for federal income tax purposes would subject us to federal income tax on our taxable income at regular corporate rates, which would substantially reduce our ability to pay distributions to our stockholders.
•Legislative or regulatory tax changes could adversely affect investors.

Investment Risks
There is no public market for the shares of our common stock. Therefore, it will be difficult for our stockholders to sell their shares of our common stock and, if our stockholders are able to sell their shares of our common stock, they will likely sell them at a substantial discount.
We commenced a best efforts initial public offering on February 16, 2016 and terminated our initial offering on February 15, 2019. However, there currently is no public market for the shares of our common stock. We do not expect a public market for our stock to develop prior to the listing of the shares of our common stock on a national securities exchange, which we do not expect to occur in the near future and which may not occur at all. Additionally, our charter contains restrictions on the ownership and transfer of shares of our stock, and these restrictions may inhibit our stockholders’ ability to sell their shares of our common stock. Our charter provides that no person may own more than 9.9% in value of our issued and outstanding shares of capital stock or more than 9.9% in value or in number of shares, whichever is more restrictive, of the issued and outstanding shares of our common stock. Any purported transfer of the shares of our common stock that would result in a violation of either of these limits will result in such shares being transferred to a trust for the benefit of a charitable beneficiary or such transfer being declared null and void. We have adopted a share repurchase plan, but it is limited in terms of the amount of shares of our common stock which may be repurchased annually, is subject to our board’s discretion and is currently suspended. On March 31, 2020, our board suspended our share repurchase plan with respect to all repurchase requests other than repurchases resulting from the death or qualifying disability of stockholders, beginning with share repurchase requests submitted for repurchase during the second quarter of 2020. Furthermore, in connection with our board’s strategic alternative review process and in order to facilitate a strategic transaction, on March 18, 2021, our board approved the suspension of our share repurchase plan with respect to all repurchase requests received by us after February 28, 2021, including repurchases resulting from the death or qualifying disability of stockholders. Therefore, it will be difficult for our stockholders to sell their shares of our common stock promptly or at all. If our stockholders are able to sell their shares of our common stock, our stockholders may only be able to sell them to an unrelated third party at a substantial discount from the price they paid. This may be the result, in part, of the fact that, at the time we made our investments, the amount of funds available for investment were reduced by up to 4.0% of the gross offering proceeds (excluding the 2.0% of the gross offering proceeds portion of the dealer manager fee funded by our advisor), which amounts were used to pay selling commissions and a dealer manager fee. We also were required to use gross offering proceeds to pay acquisition fees, acquisition expenses and asset management fees. Unless our aggregate investments increase in value to compensate for these fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares of our common stock, whether pursuant to our share repurchase plan or otherwise, without incurring a substantial loss. We cannot assure our stockholders that their shares of our common stock will ever appreciate in value to equal the price our stockholders paid for their shares of our common stock. Therefore, shares of our common stock should be considered illiquid and a long-term investment, and our stockholders must be prepared to hold their shares of our common stock for an indefinite length of time.

We have paid a portion of distributions from the net proceeds of our initial offering and borrowings, and in the future, may continue to pay distributions from borrowings or from other sources in anticipation of future cash flows. Any such distributions may reduce the amount of capital we ultimately invest in assets and may negatively impact the value of our stockholders’ investment.
We have used the net proceeds from our initial offering, borrowings and certain fees payable to our advisor which have been waived, and in the future, may use borrowed funds or other sources, to pay cash distributions to our stockholders, which may reduce the amount of proceeds available for investment and operations, cause us to incur additional interest expense as a result of borrowed funds or cause subsequent investors to experience dilution. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits, the excess amount will be deemed a return of capital. Therefore, distributions payable to our stockholders may partially include a return of capital, rather than a return on capital, and we have paid a portion of our distributions from the net proceeds of our initial offering. We have not established any limit on the amount of net proceeds from our initial offering or borrowings that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences. The actual amount and timing of distributions is determined by our board, in its sole discretion and typically depends on the amount of funds available for distribution, which depend on items such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to maintain our qualification as a REIT. As a result, our distribution rate and payment frequency have varied and may continue to vary from time to time.
Prior to March 31, 2020, our board authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on May 1, 2016 and ending on March 31, 2020. The daily distributions were calculated based on 365 days in the calendar year and are equal to $0.001643836 per share of our Class T and Class I common stock, which is equal to an annualized distribution rate of $0.60 per share. These distributions were aggregated and paid monthly in arrears in cash or shares of our common stock pursuant to our DRIP Offerings, only from legally available funds.
In response to the COVID-19 pandemic and its effects to our business and operations, our board decided to take steps to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects. Consequently, on March 31, 2020, our board authorized a daily distribution to our stockholders of record as of the close of business day on each day of the period commencing on April 1, 2020 and ending on April 30, 2021, which were or will be calculated based on 365 days in the calendar year and are equal to $0.001095890 per share of our Class T and Class I common stock. Such daily distribution is equal to an annualized distribution rate of $0.40 per share. The distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to the DRIP, on a monthly basis, in arrears, only from legally available funds. Furthermore, in response to the continued uncertainty of the COVID-19 pandemic and its impact to our portfolio of investments, on March 31, 2020, our board suspended our share repurchase plan with respect to all repurchase requests other than repurchases resulting from the death or qualifying disability of stockholders, beginning with share repurchase requests submitted for repurchase during the second quarter of 2020. See our Current Report on Form 8-K filed with the SEC on April 3, 2020 for more information. See also our Current Report on Form 8-K filed with the SEC on March 19, 2021 regarding our board’s suspension of the DRIP and share repurchase plan, including repurchase requests resulting from the death or qualifying disability of stockholders. For more information regarding the sources of our distributions for the years ended December 31, 2020 and 2019, please see Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions section of this Annual Report on Form 10-K.
The estimated value per share of our common stock may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated, dissolved or completed a merger or other sale of our company. Additionally, between valuations it may be difficult to accurately reflect material events that may impact our estimated per share NAV.
On March 18, 2021, our board, at the recommendation of the audit committee of our board, which is comprised solely of independent directors, unanimously approved and established an updated estimated per share NAV of our common stock of $9.22. We provided this updated estimated per share NAV to assist broker-dealers in connection with their obligations under Financial Industry Regulatory Authority, or FINRA, Rule 2231 with respect to customer account statements. The valuation was performed in accordance with the methodology provided in the Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives, or the IPA, in April 2013, in addition to guidance from the SEC.

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
The updated estimated per share NAV was not audited or reviewed by our independent registered public accounting firm and did not represent the fair value of our assets or liabilities according to accounting principles generally accepted in the United States of America, or GAAP. In addition, the updated estimated per share NAV was an estimate as of a given point in time and the value of our shares will fluctuate over time as a result of, among other things, developments related to individual assets and changes in the real estate and capital markets. Accordingly, with respect to the updated estimated per share NAV, we can give no assurance that:
•a stockholder would be able to resell his or her shares at our updated estimated per share NAV;
•a stockholder would ultimately realize distributions per share equal to our updated estimated per share NAV upon liquidation of our assets and settlement of our liabilities or a sale of the company;
•our shares of common stock would trade at our updated estimated per share NAV on a national securities exchange;
•an independent third-party appraiser or other third-party valuation firm, other than the third-party valuation firm engaged by our board to assist in its determination of the updated estimated per share NAV, would agree with our estimated per share NAV; or
•the methodology used to estimate our updated per share NAV would be acceptable to FINRA or comply with reporting requirements under the Employee Retirement Income Security Act of 1974, the Code, other applicable law, or the applicable provisions of a retirement plan or individual retirement account, or IRA.
Further, our board is ultimately responsible for determining the estimated per share NAV. Our independent valuation firm calculates estimates of the value of our assets, and our board then determines the net value of our assets and liabilities taking into consideration such estimate provided by the independent valuation firm. Since our board determines our estimated per share NAV at least annually, there may be changes in the value of our assets that are not fully reflected in the updated estimated per share NAV. As a result, the published estimated per share NAV may not fully reflect changes in value that may have occurred since the prior valuation. Furthermore, our advisor will monitor our portfolio, but it has been, and may continue to be, difficult to reflect changing market conditions or material events, such as the COVID-19 pandemic, that may impact the value of our portfolio between valuations or our ability to obtain timely or complete information regarding any such events. Therefore, the estimated per share NAV published before and during the announcement of an extraordinary event may differ significantly from our actual per share NAV until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment is made to our estimated per share NAV, as determined by our board.
For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the updated estimated per share NAV, see our Current Report on Form 8-K filed with the SEC on March 19, 2021.
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
The prior performance of other programs sponsored or co-sponsored by American Healthcare Investors and Griffin Capital may not be an accurate predictor of our ability to achieve our investment objectives or our future results.
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
•identify and acquire investments that further our investment strategy;
•attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;
•respond to competition both for investment opportunities and potential investors’ investment in us; and
•build and expand our operational structure to support our business.
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
American Healthcare Investors and its key personnel serve as key personnel and co-sponsor of Griffin-American Healthcare REIT III, Inc., or GA Healthcare REIT III, and may sponsor or co-sponsor additional real estate programs in the future. Griffin Capital and certain of its key personnel and its respective affiliates serve as key personnel, advisors, managers and sponsors or co-sponsors of 11 Griffin Capital-sponsored programs, including GA Healthcare REIT III, Griffin Institutional Access Real Estate Fund and Griffin Institutional Access Credit Fund, and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our stockholders’ investment may suffer. Also, since these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us, their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Accordingly, competing demands of such key personnel may cause us to be unable to successfully implement our investment objectives or generate cash needed to make distributions to our stockholders, and to maintain or increase the value of our assets.
In addition, our success depends to a significant degree upon the continued contributions of our advisor’s officers and certain of the managing directors, officers and employees of American Healthcare Investors, in particular Jeffrey T. Hanson, Danny Prosky and Mathieu B. Streiff, each of whom would be difficult to replace. Messrs. Hanson, Prosky and Streiff currently serve as our executive officers and/or directors and Mr. Hanson also serves as Chairman of our board. We currently do not have an employment agreement with any of Messrs. Hanson, Prosky or Streiff. In the event that Messrs. Hanson, Prosky or Streiff are no longer affiliated with American Healthcare Investors, for any reason, it could have a material adverse effect on our success and American Healthcare Investors may not be able to attract and hire equally capable individuals to replace Messrs. Hanson, Prosky and/or Streiff. We do not have key man life insurance on any of our co-sponsors’ key personnel. If our advisor or American Healthcare Investors were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer. Furthermore, our co-sponsors’ ability to manage our operations successfully is impacted by trends in the general economy, as well as the commercial real estate and credit markets. The current macroeconomic environment may negatively impact the value of commercial real estate assets and contribute to a general slow-down in our industry, which could put downward pressure on our co-sponsors’ revenues and operating results. Since American Healthcare Investors is 47.1% owned by AHI Group Holdings and 45.1% indirectly owned by Colony Capital, our company may not realize the anticipated benefits of the relationship with Colony Capital due to, among other things, the economic and overall conditions of the healthcare real estate industry, conflicts of interests relating to the purchase and leasing of healthcare properties, or American Healthcare Investors and Colony Capital having overlapping interests that could exacerbate other potential conflicts or disputes. To the extent that any of these factors may cause a decline in our co-sponsors’ operating results or revenues, the performance of our advisor may be impacted and in turn, our results of operations and financial condition could also suffer.

Our stockholders may be unable to sell their shares of our common stock because our share repurchase plan is subject to significant restrictions and limitations.
Our share repurchase plan includes significant restrictions and limitations. Except in cases of death or qualifying disability, our stockholders must hold their shares of our common stock for at least one year. Our stockholders must present at least 25.0% of their shares of our common stock for repurchase and until they have held their shares of our common stock for at least four years, repurchases will be made for less than our stockholders paid for their shares of our common stock. Shares of our common stock may be repurchased quarterly, at our discretion, on a pro rata basis, and are limited during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided however, that shares of our common stock subject to a repurchase requested upon the death of a stockholder will not be subject to this cap. Funds for the repurchase of shares of our common stock will come exclusively from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to our DRIP Offerings. In addition, our board may reject share repurchase requests in its sole discretion and the terms of the share repurchase plan provide that our board may amend, suspend, or terminate such plan at any time upon 30 days’ written notice. On March 31, 2020, our board suspended our share repurchase plan with respect to all repurchase requests other than repurchases resulting from the death or qualifying disability of stockholders, beginning with share repurchase requests submitted for repurchase during the second quarter of 2020. Furthermore, in connection with our board’s strategic alternative review process and in order to facilitate a strategic transaction, on March 18, 2021, our board approved the suspension of our share repurchase plan with respect to all repurchase requests received by us after February 28, 2021, including repurchases resulting from the death or qualifying disability of stockholders.
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
Our advisor may be entitled to receive significant compensation in the event of our liquidation or in connection with a termination of the Advisory Agreement, even if such termination is the result of poor performance by our advisor or as a result of termination of the Advisory Agreement by our advisor.
We are externally advised by our advisor pursuant to the Advisory Agreement between us and our advisor which has a one-year term that expires on February 16, 2022 and is subject to successive one-year renewals upon the mutual consent of us and our advisor. In the event of a partial or full liquidation of our assets, our advisor will be entitled to receive an incentive distribution equal to 15.0% of the net proceeds of the liquidation, after we have received and paid to our stockholders the sum of the gross proceeds from the sale of shares of our common stock, and any shortfall in an annual 6.0% cumulative, non-compounded return to stockholders in the aggregate. In the event of a termination of the Advisory Agreement in connection with the listing of our common stock on a national securities exchange, the partnership agreement provides that our advisor will receive an incentive distribution in redemption of its limited partnership units equal to 15.0% of the amount, if any, by which (i) the market value of our outstanding common stock at listing plus distributions paid by us prior to the listing of the shares of our common stock on a national securities exchange, exceeds (ii) the sum of the gross proceeds from the sale of shares of our common stock (less amounts paid to repurchase shares of our common stock) plus an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock. Upon our advisor’s receipt of the incentive distribution in redemption of its limited partnership units, our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Further, in connection with the termination or non-renewal of the Advisory Agreement other than due to a listing of the shares of our common stock on a national securities exchange, our advisor shall be entitled to receive a distribution in redemption of its limited partnership units equal to the amount that would be payable as an incentive distribution upon sales of properties, which equals 15.0% of the net proceeds if we liquidated all of our assets at fair market value, after we have received and paid to our stockholders the sum of the gross proceeds from the sale of shares of our common stock and an annual 6.0% cumulative, non-compounded return to our stockholders in the aggregate. Such distribution upon termination of the Advisory Agreement is payable to our advisor even upon termination or non-renewal of the Advisory Agreement as a result of poor performance by our advisor or upon termination or non-renewal of the Advisory Agreement by our advisor. Upon our advisor’s receipt of this distribution in redemption of its limited partnership units, our advisor will not be entitled to receive any further incentive distributions upon sales of our properties. Any amounts to be paid to our advisor in connection with the termination of the Advisory Agreement cannot be determined at the present time, but such amounts, if paid, will reduce the cash available for distribution to our stockholders.
If our advisor was to terminate the Advisory Agreement, we would need to find another advisor to provide us with day-to-day management services or have employees to provide these services directly to us. There can be no assurances that we would be able to find new advisors or employees or enter into agreements for such services on acceptable terms.

Even though we have formed a special committee to investigate strategic alternatives, we may not effect a liquidity event within any targeted time frame, or at all. If we do not effect a liquidity event, our stockholders may have to hold their investment in shares of our common stock for an indefinite period of time.
On a limited basis, our stockholders may be able to sell shares of our common stock to us through our share repurchase plan, if our share repurchase plan is reinstated by our board. However, we have formed a special committee to also consider various forms of strategic alternatives, including but not limited to, the sale of our assets, a listing of our shares on a national securities exchange, or a merger with another entity, including a merger with another unlisted entity that we expect would enhance our value. We are not obligated, through our charter or otherwise, to effectuate a transaction or liquidity event and may not effectuate a transaction or liquidity event within any time frame or at all. If we do not effectuate a transaction or liquidity event, it will be very difficult for our stockholders to have liquidity for their investment in the shares of our common stock other than limited liquidity through our share repurchase plan, if our share repurchase plan is reinstated by our board.
Our results of operations, our ability to pay distributions to our stockholders and our ability to dispose of our investments are subject to national and local economic factors we cannot control or predict.
Our results of operations are subject to the risks of a national economic slowdown or downturn and other changes in national and local economic conditions. The following factors may have affected, and may continue to affect, income from our properties, our ability to acquire and dispose of properties and yields from our properties:
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
•future disruptions in the financial markets, deterioration in economic conditions or a public health crisis, such as the COVID-19 pandemic, have resulted, and may continue to result, in lower occupancy in our facilities, increased vacancy rates for commercial real estate due to generally lower demand for rentable space, as well as an oversupply of rentable space;
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
The length and severity of any economic slowdown or downturn cannot be predicted with confidence at this time. Our results of operations, our ability to pay distributions to our stockholders and our ability to dispose of our investments have been, and we expect that we may continue to be, negatively impacted to the extent an economic slowdown or downturn is prolonged or becomes more severe.
We face competition for the acquisition and disposition of MOBs, SNFs, senior housing and other healthcare-related facilities, which may impede our ability to take, and increase the cost of, such actions, which may reduce our profitability and cause our stockholders to experience a lower return on their investment.
We face significant competition from other entities engaged in real estate investment activities for acquisitions and dispositions of MOBs, SNFs, senior housing and other healthcare-related facilities, some of whom may have greater resources and lower costs of capital than we do. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our business goals and could improve the bargaining power of us and other property owners seeking to sell, thereby impeding our investment, acquisition and disposition activities. If we pay higher prices per property or receive lower prices for dispositions of our MOBs, SNFs, senior housing or other healthcare-related facilities as a result of such competition, our business, financial condition, results of operations and our ability to pay distributions to our stockholders may be materially and adversely affected and our stockholders may experience a lower return on their investment.
Risks Related to Our Business
In light of the impact that the COVID-19 pandemic has had on our business operations, we have reduced distribution payments to our stockholders and suspended our share repurchase plan, and there is no assurance as to when we will be able to increase the amount of distributions to our stockholders or reinstate our share repurchase plan, if at all.
In light of the impact that the COVID-19 pandemic has had on our business operations and cash flows, and the uncertainty as to the ultimate severity and duration of the outbreak and its effects, on March 31, 2020, our board reduced our monthly distributions to stockholders from an annualized rate of $0.60 per share to $0.40 per share of our common stock effective with the April 2020 distribution paid in May 2020. Our board also suspended our share repurchase plan with respect to all repurchase requests other than repurchases resulting from the death or qualifying disability of stockholders, beginning with share repurchase requests submitted for repurchase during the second quarter of 2020, and later suspended our share repurchase plan with respect to all repurchase requests received by us after February 28, 2021 in connection with our board’s strategic alternative review process and in order to facilitate a strategic transaction. Our board will continue to evaluate the ongoing and future effects of the COVID-19 pandemic on our financial condition, earnings, debt covenants and other possible needs for cash, and applicable law, in considering our ability to continue to pay or increase distributions and reinstate our share purchase plan in the future. Our stockholders have no contractual or other legal right to distributions or share repurchases that have not been authorized by our board. There can be no assurance when or if distributions and share repurchases will be authorized in the future, and if authorized, whether distributions or share repurchases will be in amounts consistent with our historical levels of distributions and share repurchases. Should we fail for any reason to distribute at least 90.0% of our annual taxable income, excluding net capital gains, we would not qualify for the favorable tax treatment accorded to REITs.
The COVID-19 pandemic has adversely impacted, and will likely continue to adversely impact, our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
In December 2019, COVID-19 was identified in Wuhan, China. This virus continues to spread globally including in the United States. As a result of the COVID-19 pandemic and related shelter-in-place, business re-opening and quarantine restrictions, our property values, NOI and revenues may decline, and our tenants, operating partners and managers have been, and may continue to be, limited in their ability to generate income, service patients and residents and/or properly manage our properties. In addition, based on preliminary information available to management as of February 26, 2021, we have experienced an approximate 16.0% decline in resident occupancies since February 2020, as well as a significant increase in costs to care for residents, at our senior housing — RIDEA facilities. Our leased, non-RIDEA senior housing and skilled nursing facility tenants have also experienced, and may continue to experience, similar pressures related to occupancy declines and expense increases, which may impact their ability to pay rent and have an adverse effect on our operations. However, through February 2021, all rents have been collected from such leased, non-RIDEA senior housing and skilled nursing facility tenants. Given the significant uncertainty of the impact of the COVID-19 pandemic, we are unable to predict the impact it will have on such tenants’ continued ability to pay rent. Therefore, information provided regarding February rent collections should not serve as an indication of expected future rent collections. As such, our immediate focus continues to be on resident occupancy recovery and operating expense management. While restrictions have been at least partially lifted in many states, there remains a risk of reclosures in states where infection rates continue to rise, which may put additional pressure on our operations. Additionally, the public perception of a risk of a pandemic or media coverage of the COVID-19 pandemic and related deaths or confirmed cases, or public perception of health risks linked to perceived regional healthcare safety in our senior housing or SNFs, particularly if focused on regions in which our properties are located, may adversely affect our business operations by reducing occupancy demand at our facilities. Furthermore, the COVID-19 pandemic has also adversely impacted, and may continue to adversely impact, the ability of our MOB tenants, many of whom have been restricted in their ability to work and to pay their rent as and when due. We have also held discussions with our tenants, operating partners and managers and they have expressed that the ultimate impact of the COVID-19 pandemic on their business operations is uncertain.
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
The information in this Annual Report on Form 10-K is based on data currently available to us and will likely change as the COVID-19 pandemic continues to progress. The extent to which the COVID-19 pandemic continues to impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including new information which may emerge concerning the severity of the COVID-19 pandemic and the actions to contain the COVID-19 pandemic or treat its impact, among others. We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other things, its duration, the success of efforts to contain it and the impact of actions taken in response, including the widespread availability and use of effective vaccines. For instance, government initiatives, such as the Payroll Protection Program and deferral of payroll tax payments program within the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, enacted to provide substantial financial support to businesses could provide helpful mitigation for us and certain of our tenants, operating partners and managers. However, these government assistance programs are not expected to fully offset the negative financial impact of the COVID-19 pandemic, and there can be no assurance that these programs will continue or the extent to which they will be expanded. Therefore, the ultimate impact of such relief from these programs is not yet clear. Furthermore, we expect the trends discussed above with respect to the impact of the COVID-19 pandemic to continue. As such, we are continuously monitoring the impact of the COVID-19 pandemic on our business, residents, tenants, operating partners, managers, portfolio of investments and on the United States and global economies. While we are not able at this time to estimate the long-term impact of the COVID-19 pandemic on our financial and operational results, it could be material.
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
We have financed, and will continue to finance, all or a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that our overall leverage will approximate 50.0% of the combined fair market value of our real estate and real estate-related investments, as determined at the end of each calendar year. Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.
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
As of March 26, 2021, Meridian manages the operations for a majority of our senior housing — RIDEA facilities pursuant to long-term management agreements. These senior housing — RIDEA facilities represent a substantial portion of our portfolio, based on their gross revenues. Although we have various rights as the owner of these senior housing — RIDEA facilities under our management agreements, we rely on Meridian’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior housing — RIDEA facilities operations efficiently and effectively, and to identify and manage development opportunities for new senior housing — RIDEA facilities. We also rely on Meridian to provide accurate facility-level financial results for our senior housing — RIDEA facilities in a timely manner and to otherwise operate our senior housing — RIDEA facilities in compliance with the terms of our management agreements and all applicable laws and regulations. We depend on Meridian’s ability to attract and retain skilled personnel to provide these services. A shortage of trained personnel or general inflationary pressures may force Meridian to enhance its pay and benefits package to compete effectively for such personnel, but it may not be able to offset these added costs by increasing the rates charged to residents. As such, any adverse developments in Meridian’s business or financial condition, including its ability to retain key personnel, could impair its ability to manage our senior housing — RIDEA facilities efficiently and effectively and could have a material adverse effect on us. In addition, if Meridian experiences any significant financial, legal, accounting or regulatory difficulties due to a weak economy, industry downturn or otherwise, such difficulties could result in, among other adverse events, impairment of its continued access to capital, the enforcement of default remedies by its counterparties, or the commencement of insolvency proceedings by or against it under the United States Bankruptcy Code. Any one or a combination of these risks could have a material adverse effect on us.

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
The financial deterioration, insolvency or bankruptcy of one or more of our major tenants, operators, borrowers, managers and other obligors could have a material adverse effect on our business, results of operations and financial condition.
A downturn in any of our tenants’, operators’, borrowers’, managers’ or other obligors’ businesses could ultimately lead to voluntary or involuntary bankruptcy or similar insolvency proceedings, including but not limited to assignment for the benefit of creditors, liquidation or winding-up. Bankruptcy and insolvency laws afford certain rights to a defaulting tenant, operator, borrower or manager that has filed for bankruptcy or reorganization that may render certain of our remedies unenforceable or, at the least, delay our ability to pursue such remedies and realize any related recoveries. A debtor has the right to assume, or to assume and assign to a third party, or to reject its executory contracts and unexpired leases in a bankruptcy proceeding. If a debtor were to reject its leases with us, obligations under such rejected leases would cease. The claim against the rejecting debtor would be an unsecured claim, which would be limited by the statutory cap set forth in the United States Bankruptcy Code. This statutory cap may be substantially less than the remaining rent actually owed under the lease. In addition, a debtor may also assert in bankruptcy proceedings that leases should be re-characterized as financing agreements, which could result in our being deemed a lender instead of a landlord. A lender’s rights and remedies, as compared to a landlord’s, generally are materially less favorable, and our rights as a lender may be subordinated to other creditors’ rights.
Furthermore, the automatic stay provisions of the United States Bankruptcy Code would preclude us from enforcing our remedies unless we first obtain relief from the court having jurisdiction over the bankruptcy case. This would effectively limit or delay our ability to collect unpaid rent or interest payments, and we may ultimately not receive any payment at all. In addition, we would likely be required to fund certain expenses and obligations to preserve the value of our properties, avoid the imposition of liens on our properties or transition our properties to a new tenant, operator or manager. Additionally, we lease many of our properties to healthcare providers who provide long-term custodial care to the elderly. Evicting operators or managers for failure to pay rent while the property is occupied typically involves specific procedural or regulatory requirements and may not be successful. Even if eviction is possible, we may determine not to do so due to reputational or other risks. Bankruptcy or insolvency proceedings typically also result in increased costs to the operator or manager, significant management distraction and performance declines. If we are unable to transition affected properties, they would likely experience prolonged operational disruption, leading to lower occupancy rates and further depressed revenues. Publicity about the operator’s or manager’s financial condition and bankruptcy or insolvency proceedings may also negatively impact their and our reputations, decreasing customer demand and revenues. Any or all of these risks could have a material adverse effect on our revenues, results of operations and cash flows.
If we internalize our management functions, we could incur significant costs associated with being self-managed.
Our strategy may involve internalizing our management functions. If we internalize our management functions, we would no longer bear the costs of the various fees and expenses we pay to our advisor under the Advisory Agreement; however, our direct expenses would include general and administrative costs, including legal, accounting, and other expenses related to corporate governance, SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that are now paid by our advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations, or FFO, and may further dilute our stockholders’ investment. We cannot reasonably estimate the amount of fees to our advisor we would save and the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we no longer pay to our advisor, our net income per share and FFO per share may be lower as a result of the internalization than they otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders.
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
We may incur additional costs in re-leasing properties, which could adversely affect the cash available for future distribution to our stockholders.
Some of the properties we have acquired and will seek to acquire are healthcare properties designed or built primarily for a particular tenant of a specific type of use known as a single-user facility. If we or our tenants terminate the leases for these properties or our tenants default on their lease obligations or lose their regulatory authority to operate such properties, we may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the properties to other uses or incur other significant re-leasing costs. Any loss of revenues or additional capital expenditures required as a result may have a material adverse effect on our business, financial condition and results of operations and our ability to pay future distributions to our stockholders.
A breach of information technology systems on which we rely could materially and adversely impact our business, financial condition, results of operations and reputation.
We and our operators rely on information technology systems, including the Internet and networks and systems maintained and controlled by third-party vendors and other third parties, to process, transmit and store information and to manage or support our business processes. Third-party vendors collect and hold personally identifiable information and other confidential information of our tenants, patients, stockholders and employees. We also maintain confidential financial and business information regarding us and persons and entities with which we do business on our information technology systems. While we and our operators take steps to protect the security of the information maintained in our information technology systems, including the use of commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing of the information, it is possible that such security measures will not be able to prevent human error or the systems’ improper functioning, or the loss, misappropriation, disclosure or corruption of personally identifiable information or other confidential or sensitive information, including information about our tenants and employees. Cybersecurity breaches, including physical or electronic break-ins, computer viruses, phishing scams, attacks by hackers, breaches due to employee error or misconduct, and similar breaches, can create, and in some instances in the past resulted in, system disruptions, shutdowns or unauthorized access to information maintained on our information technology systems or the information technology systems of our third-party vendors or other third parties or otherwise cause disruption or negative impacts to occur to our business and adversely affect our financial condition and results of operations. While we and most of our operators maintain cyber risk insurance to provide some coverage for certain risks arising out of cybersecurity breaches, there is no assurance that such insurance would cover all or a significant portion of the costs or consequences associated with a cybersecurity breach. As our reliance on technology increases, so will the risks posed to our information systems, both internal and those we outsource. In addition, as the techniques used to obtain unauthorized access to information technology systems become more varied and sophisticated and the occurrence of such breaches becomes more frequent, we and our third-party vendors and other third parties may be unable to adequately anticipate these techniques or breaches and implement appropriate preventative measures. There is no guarantee that any processes, procedures and internal controls we have implemented or will implement will prevent cyber intrusions. Any failure to prevent cybersecurity breaches and maintain the proper function, security and availability of our or our third-party vendors’ and other third parties’ information technology systems could interrupt our operations, damage our reputation and brand, damage our competitive position, make it difficult for us to attract and retain tenants, and subject us to liability claims or regulatory penalties, which could adversely affect our business, financial condition and results of operations.
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
We have entered into a joint venture with another program and may continue to enter into joint venture programs sponsored or advised by one of our co-sponsors or one of their affiliates and may face conflicts of interest or disagreements with our joint venture partners that may not be resolved as quickly or on terms as advantageous to us as would be the case if the joint venture had been negotiated at arm’s-length with an independent joint venture partner.
We have entered into a joint venture with another program and may continue to enter into joint venture programs sponsored or advised by one of our co-sponsors or one of their affiliates and may face certain additional risks and potential conflicts of interest. For example, securities issued by the other American Healthcare Investors program may never have an active trading market. Therefore, if we were to become listed on a national securities exchange, we may no longer have similar goals and objectives with respect to the resale of properties in the future. Joint ventures between us and other American Healthcare Investors programs or future American Healthcare Investors programs will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. Under these joint venture agreements, none of the co-venturers may have the power to control the venture, and an impasse could occur regarding matters pertaining to the joint venture, including determining when and whether to buy or sell a particular property and the timing of a liquidation, which might have a negative impact on the joint venture and decrease returns to our stockholders.
Risks Related to Our Organizational Structure
Several potential events could cause our stockholders’ investment in us to be diluted, which may reduce the overall value of their investment.
Our stockholders’ investment in us could be diluted by a number of factors, including:
•future offerings of our securities, including issuances pursuant to the DRIP and up to 200,000,000 shares of any class or series of preferred stock that our board may authorize;
•private issuances of our securities to other investors, including institutional investors;
•issuances of our securities pursuant to our incentive plan; or
•redemptions of units of limited partnership interest in our operating partnership in exchange for shares of our common stock.
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
Our charter authorizes our board to issue up to 200,000,000 shares of preferred stock. Our board has the discretion to establish the preferences and rights, including a preference in distributions superior to our common stockholders, of any issued preferred stock. If we authorize and issue preferred stock with a distribution preference over our common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount our common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage:
•a merger, tender offer or proxy contest;
•assumption of control by a holder of a large block of our securities; or
•removal of incumbent management.

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
Our board determines our major strategies, including our strategies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board may amend or revise these and other strategies without a vote of the stockholders. Our charter sets forth the stockholder voting rights required to be set forth therein under the North American Securities Administrators Association. Under our charter and Maryland law, our stockholders have a right to vote only on the following matters:
•the election or removal of directors;
•the amendment of our charter, except that our board may amend our charter without stockholder approval to change our name or the name of other designation or the par value of any class or series of our stock and the aggregate par value of our stock, increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have the authority to issue, or effect certain reverse stock splits;
•our dissolution; and
•certain mergers, consolidations, conversions, statutory share exchanges and sales or other dispositions of all or substantially all of our assets.
All other matters are subject to the discretion of our board.
Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit or delay our stockholders’ ability to dispose of their shares of our common stock.
Certain provisions of the Maryland General Corporation Law, or the MGCL, such as the business combination statute and the control share acquisition statute, are designed to prevent, or have the effect of preventing, someone from acquiring control of us. The MGCL prohibits “business combinations” between a Maryland corporation and:
•any person who beneficially owns, directly or indirectly, 10.0% or more of the voting power of the corporation’s outstanding voting stock, which is referred to as an “interested stockholder”;
•an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was an interested stockholder; or
•an affiliate of an interested stockholder.
These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. Thereafter, any business combination with the interested stockholder or an affiliate of the interested stockholder must be recommended by the corporation’s board and approved by the affirmative vote of at least 80.0% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation, and two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares of voting stock held by the interested stockholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ best interests.
Pursuant to the MGCL, our bylaws exempt us from the control share acquisition statute, which eliminates voting rights for certain levels of shares that could exercise control over us, and our board has adopted a resolution providing that any business combination between us and any other person is exempted from the business combination statute, provided that such business combination is first approved by our board. However, if the bylaws provisions exempting us from the control share acquisition statute or our board resolution opting out of the business combination statute were repealed in whole or in part at any time, these provisions of the MGCL could delay or prevent offers to acquire us and increase the difficulty of consummating any such offers, even if such a transaction would be in our stockholders’ best interest.

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
We do not intend to register as an investment company under the Investment Company Act. We monitor our operations and our assets on an ongoing basis in order to ensure that neither we, nor any of our subsidiaries, meet the definition of “investment company” under Section 3(a)(1) of the Investment Company Act. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things: limitations on capital structure; restrictions on specified investments; prohibitions on transactions with affiliates; compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations; and potentially, compliance with daily valuation requirements.
To maintain compliance with our Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. Similarly, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. Accordingly, our board may not be able to change our investment policies as our board may deem appropriate if such change would cause us to meet the definition of an “investment company.” In addition, a change in the value of any of our assets could negatively affect our ability to avoid being required to register as an investment company. If we were required to register as an investment company under the Investment Company Act, but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business, which would reduce our stockholders’ investment return.
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
Risks Related to Investments in Real Estate
Uncertain market conditions relating to the future acquisition or disposition of properties could lead such acquired real estate investments to decrease in value or may cause us to sell our properties at a loss in the future.
Our advisor, subject to the oversight and approval of our board, may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time. We cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. As such, we may be purchasing our properties at a time when capitalization rates are at historically low levels and purchase prices are high. In addition, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We may not have adequate funds available to correct such defects or to make such improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Therefore, the value of our properties may not increase over time, which may restrict our ability to sell our properties, or in the event we are able to sell such properties, may lead to sale prices less than the prices that we paid to purchase the properties. Additionally, we may incur prepayment penalties in the event we sell a property subject to a mortgage earlier than we otherwise had planned. Accordingly, the extent to which our stockholders will receive cash distributions and realize potential appreciation on our real estate investments will, among other things, be dependent upon fluctuating market conditions.
A significant portion of our annual base rent may be concentrated in a small number of tenants. Therefore, non-renewals, terminations or lease defaults by any of these significant tenants could reduce our net income and have a negative effect on our ability to pay distributions to our stockholders.
As of March 16, 2021, rental payments by our tenant, RC Tier Properties, LLC, accounted for approximately 10.9% of our total property portfolio’s annualized base rent or annualized NOI. The success of our investments materially depends upon the financial stability of the tenants leasing the properties we own. Therefore, a non-renewal after the expiration of a lease term, termination, default or other failure to meet rental obligations by significant tenants, such as RC Tier Properties, LLC, would significantly lower our net income. These events could cause us to reduce the amount of distributions to our stockholders.
Uninsured losses relating to real estate and lender requirements to obtain insurance may reduce our stockholders’ returns.
There are types of losses relating to real estate, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution, climate change or environmental matters, for which we do not intend to obtain insurance unless we are required to do so by mortgage lenders. If any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, other than any reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure our stockholders that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for uninsured losses, we could suffer reduced earnings that would result in less cash to be distributed to our stockholders. In cases where we are required by mortgage lenders to obtain casualty loss insurance for catastrophic events, effects of climate change or terrorism, such insurance may not be available, or may not be available at a reasonable cost, which could inhibit our ability to finance or refinance our properties. Additionally, if we obtain such insurance, the costs associated with owning a property would increase and could have a material adverse effect on the net income from the property, and, thus, the cash available for distribution to our stockholders.
A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.
We have a concentration of properties in particular geographic areas; therefore, any adverse situation that disproportionately effects one of those areas would have a magnified adverse effect on our portfolio. As of March 16, 2021, our properties located in Missouri and Michigan accounted for approximately 11.9% and 10.1%, respectively, of our total property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
Terrorist attacks, acts of violence or war, political protests and unrest or public health crises may affect the markets in which we operate and have a material adverse effect on our financial condition and results of operations.
Terrorist attacks, acts of violence or war, political protests and unrest or public health crises (including the COVID-19 pandemic) have negatively affected, and may continue to negatively affect, our operations and our stockholders’ investments. We have acquired and may continue to acquire real estate assets located in areas that are susceptible to terrorist attacks, acts of violence or war, political protests or public health crises. These events may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs. More generally, any terrorist attack, other act of violence or war, political protest and unrest or public health crisis could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy, all of which could adversely affect our tenants’ ability to pay rent on their leases or our ability to borrow money or issue capital stock at acceptable prices, which could have a material adverse effect on our financial condition and results of operations.
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
Delays we encounter in the selection, acquisition and development of real properties could adversely affect our stockholders’ returns. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. If we engage in development or construction projects, we will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular real properties. Delays in completion of construction could give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks if we make periodic progress payments or other advances to builders prior to completion of construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
Our stockholders may not receive any profits resulting from the sale of our properties, or receive such profits in a timely manner, because we may provide financing to the purchaser of such property.
When we decide to sell one of our properties, we may provide financing to the purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default on its obligations under the financing, which could negatively impact cash flows from operations. Even in the absence of a purchaser default, the distribution of sale proceeds, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. Therefore, our stockholders may experience a delay in the distribution to our stockholders of the proceeds of a sale until such time. Additionally, if any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to our stockholders.
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
Our real estate investments may be concentrated in MOBs, SNFs, senior housing or other healthcare-related facilities, making us potentially more vulnerable economically than if our investments were diversified.
As a REIT, we invest primarily in real estate. Within the real estate industry, we have acquired and intend to continue to acquire or selectively develop and own MOBs, SNFs, senior housing and other healthcare-related facilities. We are subject to risks inherent in concentrating investments in real estate. These risks resulting from a lack of diversification become even greater as a result of our business strategy to invest to a substantial degree in healthcare-related facilities.
A downturn in the commercial real estate industry generally could significantly adversely affect the value of our properties. A downturn in the healthcare industry could negatively affect our lessees’ ability to make lease payments to us and our ability to pay distributions to our stockholders. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or if our portfolio did not include a substantial concentration in MOBs, SNFs, senior housing and other healthcare-related facilities.
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
Our current and future properties and our tenants may be unable to compete successfully, which could result in lower rent payments, reduce our cash flows from operations and amount available for distributions.
Our current and future properties often will face competition from nearby properties that provide comparable services. Some of those competing properties are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to our properties.
Similarly, our tenants face competition from other medical practices in nearby hospitals and other medical facilities. Our tenants’ failure to compete successfully with these other practices could adversely affect their ability to make rental payments, which could adversely affect our rental revenues. Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients or that are permitted to participate in the payor program. This could adversely affect our tenants’ ability to make rental payments, which could adversely affect our rental revenues.
Any reduction in rental revenues resulting from the inability of our properties and our tenants to compete successfully may have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
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
From time to time, we have acquired, and may continue to attempt to acquire, multiple properties in a single transaction. Portfolio acquisitions are more complex and expensive than single property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. To acquire multiple properties in a single transaction, we may be required to accumulate a large amount of cash. We would expect the returns that we earn on such cash to be less than the ultimate returns on real property; therefore, accumulating such cash could reduce our funds available for distributions to our stockholders. Any of the foregoing events may have an adverse effect on our operations.
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
Many of our healthcare properties and their tenants may require a CON to operate. Failure to obtain a license or CON, or loss of a required license or CON, would prevent a facility from operating in the manner intended by the tenant. These events could materially adversely affect our tenants’ ability to make rent payments to us. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of healthcare-related facilities, by requiring a CON or other similar approval. State CON laws and other similar laws are not uniform throughout the United States and are subject to change; therefore, this may adversely impact our tenants’ ability to provide services in different states. We cannot predict the impact of state CON laws or similar laws on our development of facilities or the operations of our tenants.
In addition, state CON laws often materially impact the ability of competitors to enter into the marketplace of our facilities. The repeal of CON laws could allow competitors to freely operate in previously closed markets. This could negatively affect our tenants’ abilities to make rent payments to us.
In limited circumstances, loss of state licensure or certification or closure of a facility could ultimately result in loss of authority to operate the facility or provide services at the facility and require new CON authorization licensure and/or authorization or potential authorization from the CMS to re-institute operations. As a result, a portion of the value of the facility may be reduced, which would adversely impact our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
Reductions in reimbursement from third-party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rental payments to us, and comprehensive healthcare reform legislation could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the healthcare billing rules and regulations are complex, and the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs. Moreover, the state and federal governmental healthcare programs are subject to reductions by state and federal legislative actions, and changes in reimbursement models may impact our tenants’ payments and create uncertainty in the tenants’ financial condition.
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
In addition, the Patient Protection and Affordable Care Act of 2010, or the Healthcare Reform Act, is intended to reduce the number of individuals in the United States without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. Included within the legislation is a limitation on physician-owned hospitals from expanding, unless the facility satisfies very narrow federal exceptions to this limitation. Therefore, if our tenants are physicians that own and refer to a hospital, the hospital would be limited in its operations and expansion potential, which may limit the hospital’s services and resulting revenues and may impact the owner’s ability to make rental payments.
Furthermore, the Healthcare Reform Act included new payment models with new shared savings programs and demonstration programs that include bundled payment models and payments contingent upon reporting on satisfaction of quality benchmarks. The new payment models will likely change how physicians are paid for services. These changes could have a material adverse effect on the financial condition of some of our tenants.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law and repeals the individual mandate portion of the Healthcare Reform Act beginning in 2019. With the elimination of the individual mandate, several states brought suit seeking to invalidate the entire Affordable Care Act. In response, several other states intervened in the suit, seeking to uphold the Healthcare Reform Act. The United States Supreme Court heard oral argument from all sides on the matter in late 2020. If all or a portion of the Healthcare Reform Act, including the individual mandate, is eventually ruled unconstitutional, our tenants may have more patients and residents who do not have insurance coverage, which may adversely impact the tenants’ collections and revenues. The financial impact on our tenants could restrict their ability to make rent payments to us, which would have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to stockholders.
We cannot predict the ultimate content, timing or effect of any further healthcare reform legislation or the impact of potential legislation on our business, financial condition and results of operations and our ability to pay distributions to stockholders. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare services, which may adversely impact our tenants’ ability to make rental payments to us.

The current trend for seniors to delay moving to senior housing facilities until they require greater care or to forgo moving to senior housing facilities altogether could have a material adverse effect on our business, financial condition and results of operations.
Seniors have been increasingly delaying their moves to senior housing facilities, including to our leased and managed senior housing facilities, until they require greater care, and increasingly forgoing moving to senior housing facilities altogether. The COVID-19 pandemic could cause seniors and their families to be reluctant to move into senior housing facilities during the pandemic. Further, rehabilitation therapy and other services are increasingly being provided to seniors on an outpatient basis or in seniors’ personal residences in response to market demand and government regulation, which may increase the trend for seniors to delay moving to senior housing facilities. Such delays may cause decreases in occupancy rates and increases in resident turnover rates at our senior housing facilities. Moreover, seniors may have greater care needs and require higher acuity services, which may increase our tenants’ and managers’ cost of business, expose our tenants and managers to additional liability or result in lost business and shorter stays at our leased and managed senior housing facilities if our tenants and managers are not able to provide the requisite care services or fail to adequately provide those services. These trends may negatively impact the occupancy rates, revenues, and cash flows at our leased and managed senior housing facilities and our results of operations. Further, if any of our tenants or managers are unable to offset lost revenues from these trends by providing and growing other revenue sources, such as new or increased service offerings to seniors, our senior housing facilities may be unprofitable and we may receive lower returns and rent, and the value of our senior housing facilities may decline.
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
Some tenants of our current and future properties will be subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.
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
These federal laws include:
•the Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of any item or service reimbursed by state or federal healthcare programs;
•the Federal Physician Self-Referral Prohibition, which, subject to specific exceptions, restricts physicians from making referrals for specifically designated health services for which payment may be made under federal healthcare programs to an entity with which the physician, or an immediate family member, has a financial relationship;
•the False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including claims paid by the Medicare and Medicaid programs;
•the Civil Monetary Penalties Law, which authorizes the United States Department of Health & Human Services to impose monetary penalties or exclusion from participating in state or federal healthcare programs for certain fraudulent acts;
•the Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA, Fraud Statute, which makes it a federal crime to defraud any health benefit plan, including private payors; and

•the Exclusions Law, which authorizes the United States Department of Health & Human Services to exclude someone from participating in state or federal healthcare programs for certain fraudulent acts.
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
In late 2020, the CMS and the United States Health and Human Services Office of Inspector General issued material revisions to rules and regulations relating to the federal Physician Self-Referral Prohibition and the federal Anti-Kickback Statute. While these revisions were designed to modernize the regulatory scheme and advance the transition to value-based care, there is little published guidance and interpretation with respect to the new regulations, which may lead to uncertainty for our tenants in trying to comply with the various safe harbors and exceptions to these laws.
Adverse trends in healthcare provider operations may negatively affect our lease revenues and our ability to pay distributions to our stockholders.
The healthcare industry is currently experiencing:
•changes in the demand for and methods of delivering healthcare services;
•changes in third-party reimbursement policies;
•significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas;
•increased expense for uninsured patients;
•increased competition among healthcare providers;
•increased liability insurance expense;
•continued pressure by private and governmental payers to reduce payments to providers of services;
•increased scrutiny of billing, referral and other practices by federal and state authorities;
•changes in federal and state healthcare program payment models;
•increased emphasis on compliance with privacy and security requirements related to personal health information; and
•increased instability in the Health Insurance Exchange market and lack of access to insurance plans participating in the exchange.
Additionally, in connection with the COVID-19 pandemic, many governmental entities relaxed certain licensure and other regulatory requirements relating to telemedicine, allowing more patients to virtually access care without having to visit a healthcare facility. If governmental and regulatory authorities continue to allow for increased virtual health care, this may affect the demand for some of our properties, such as MOBs.
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
As is typical in the healthcare industry, our healthcare-related tenants may often become subject to claims that their services have resulted in patient injury or other adverse effects. Many of these tenants may have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by these tenants may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants of our MOBs, SNFs, senior housing and other healthcare-related facilities operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. We also believe that there has been, and will continue to be, an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance may not always be available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent, which in turn could have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
We, our tenants and our operators for our skilled nursing and senior housing facilities may be subject to various government reviews, audits and investigations that could adversely affect our business, including an obligation to refund amounts previously paid to us, potential criminal charges, the imposition of fines, and/or the loss of the right to participate in Medicare and Medicaid programs.
We, our tenants and our operators for our skilled nursing and senior housing facilities are subject to various governmental reviews, audits and investigations to verify compliance with Medicare and Medicaid programs and applicable laws and regulations. We, our tenants and our operators for our skilled nursing and senior housing facilities are also subject to audits under various government programs, including Recovery Audit Contractors, Zone Program Integrity Contractors, Medicaid Integrity Contractors and Unified Program Integrity Contractor programs, in which third-party firms engaged by the CMS, conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare and Medicaid programs. Private pay sources also reserve the right to conduct audits. An adverse review, audit or investigation could result in:
•an obligation to refund amounts previously paid to us, our tenants or our operators pursuant to the Medicare or Medicaid programs or from private payors, in amounts that could be material to our business;
•state or federal agencies imposing fines, penalties and other sanctions on us, our tenants or our operators;
•loss of our right, our tenants’ right or our operators’ right to participate in the Medicare or Medicaid programs or one or more private payor networks;
•an increase in private litigation against us, our tenants or our operators; and
•damage to our reputation in various markets.
While we, our tenants and our operators for our skilled nursing and senior housing facilities have always been subject to post-payment audits and reviews, more intensive “probe reviews” appear to be a permanent procedure with our fiscal intermediaries. If the government or court were to conclude that such errors, deficiencies or disagreements constituted criminal violations, or were to conclude that such errors, deficiencies or disagreements resulted in the submission of false claims to federal healthcare programs, or if the government were to discover other problems in addition to the ones identified by the probe reviews that rose to actionable levels, we and certain of our officers, and our tenants and operators for our skilled nursing, senior housing and integrated senior health campuses and certain of their officers, might face potential criminal charges and/or civil claims, administrative sanctions and penalties for amounts that could be material to our business, results of operations and financial condition. In addition, we and/or some of the key personnel of our operating subsidiaries, or those of our tenants and operators for our skilled nursing, senior housing and integrated senior health campuses, could be temporarily or permanently excluded from future participation in state and federal healthcare reimbursement programs such as Medicaid and Medicare. In any event, it is likely that a governmental investigation alone, regardless of its outcome, would divert material time, resources and attention from our management team and our staff, or those of our tenants and our operators for our skilled nursing, senior housing and integrated senior health campuses and could have a materially detrimental impact on our results of operations during and after any such investigation or proceedings.

In cases where claim and documentation review by any CMS contractor results in repeated poor performance, a facility can be subjected to protracted oversight. This oversight may include repeat education and re-probe, extended pre-payment review, referral to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement outside of specifically reviewed claims. Sustained failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare and Medicaid decertification, which could have a materially detrimental impact on our results of operations. Adverse actions by CMS may also cause third-party payor or licensure authorities to audit our tenants. These additional audits could result in termination of third-party payor agreements or licensure of the facility, which would also adversely impact our operations.
In addition, our tenants and operators that accepted relief funds distributed to combat the adverse effects of COVID-19 and reimburse providers for unreimbursed expenses and lost revenues may be subject to certain reporting and auditing obligations associated with the receipt of such relief funds. If these tenants or operators fail to comply with the terms and conditions associated with relief funds, they may be subject to government recovery and enforcement actions. Furthermore, regulatory guidance relating to use of the relief funds, recordkeeping requirements and other terms and conditions continues to evolve and there is a high degree of uncertainty surrounding many aspects of the relief funds. This uncertainty may create compliance challenges for tenants and operators who accepted relief funds.
The Healthcare Reform Law imposes additional requirements on SNFs regarding compliance and disclosure.
The Health Care and Education and Reconciliation Act of 2010, or the Healthcare Reform Law, requires SNFs to have a compliance and ethics program that is effective in preventing and detecting criminal, civil and administrative violations and in promoting quality of care. The United States Department of Health and Human Services included in the final rule published on October 4, 2016 the requirement for operators to implement a compliance and ethics program as a condition of participation in Medicare and Medicaid. Long-term care facilities, including SNFs, had until November 28, 2019 to comply. If our operators fall short in their compliance and ethics programs and quality assurance and performance improvement programs, if and when required, their reputations and ability to attract residents could be adversely affected.
Risks Related to Debt Financing
Changes in banks’ inter-bank lending rate reporting practices or the method pursuant to which LIBOR is determined may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.
London Interbank Offering Rate, or LIBOR, and other indices which are deemed “benchmarks” are the subject of recent national, international and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such “benchmarks” to perform differently than in the past, or have other consequences which cannot be predicted. It currently appears that, over time, United States dollar LIBOR may be replaced by the Secured Overnight Financing Rate, or SOFR, published by the Federal Reserve Bank of New York. However, the manner and timing of this shift is currently unknown. Market participants are still considering how various types of financial instruments and securitization vehicles should react to a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, or to the same alternative reference rate, in each case increasing the difficulty of hedging. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of financial assets and liabilities based on or linked to a “benchmark.”
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
In addition, our variable-rate debt instruments use LIBOR as a benchmark for establishing the interest rate. In July 2017, the Financial Conduct Authority, or FCA, that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York

organized the Alternative Reference Rates Committee which identified SOFR as its preferred alternative to United States dollar LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form. The consequences of these developments are uncertain, but could include an increase in the cost of our variable-rate debt instruments. If LIBOR is no longer widely available, or otherwise at our option, we may need to renegotiate with our lenders that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. As such, the potential phase-out of LIBOR may have a material adverse effect on the interest rates on our current and future borrowings.
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
In connection with the purchase of real estate, we have entered, and may continue to enter, into joint ventures with third parties, including affiliates of our advisor. We may also purchase or develop properties in co-ownership arrangements with the sellers of the properties, developers or other persons. We own operating properties through both consolidated and unconsolidated joint ventures. These structures involve participation in the investment by other parties whose interests and rights may not be the same as ours. Our joint ventures, and joint ventures we may enter into in the future, may involve risks not present with respect to our wholly owned properties, including the following:
•we may share decision-making authority with our joint venture partners regarding certain major decisions affecting the ownership or operation of the joint venture and the joint venture property, such as, but not limited to, (i) additional capital contribution requirements, (ii) obtaining, refinancing or paying off debt and (iii) obtaining consent prior to the sale or transfer of our interest in the joint venture to a third party, which may prevent us from taking actions that are opposed by our joint venture partners;
•our joint venture partners might become bankrupt and such proceedings could have an adverse impact on the operation of the partnership or joint venture; and
•the activities of a joint venture could adversely affect our ability to maintain our qualification as a REIT.
We may structure our joint venture relationships in a manner which may limit the amount we participate in the cash flows or appreciation of an investment.
We have entered, and may continue to enter, into joint venture agreements, the economic terms of which may provide for the distribution of income to us otherwise than in direct proportion to our ownership interest in the joint venture. For example, while we and a co-venturer may invest an equal amount of capital in an investment, the investment may be structured such that we have a right to priority distributions of cash flows up to a certain target return while the co-venturer may receive a disproportionately greater share of cash flows than we are to receive once such target return has been achieved. This type of investment structure may result in the co-venturer receiving more of the cash flows, including appreciation, of an investment than we would receive. If we do not accurately judge the appreciation prospects of a particular investment or structure the venture appropriately, we may incur losses on joint venture investments or have limited participation in the profits of a joint venture investment, either of which could reduce our ability to pay cash distributions to our stockholders.
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
If our stockholders participate in the DRIP, they will be deemed to have received, and for United States federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders may be treated, for United States federal tax purposes, as having received an additional distribution to the extent the shares are purchased at a discount from fair market value. As a result, unless our stockholders are a tax-exempt entity, our stockholders may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability or reduce our operating flexibility.
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
Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for United States federal income tax purposes as a regular corporation. As a result, our charter provides our board with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interests of our stockholders.

In addition, on December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act made significant changes to the United States federal income tax rules for taxation of individuals and businesses, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and individual tax rates, the Tax Cuts and Jobs Act eliminates or restricts various deductions. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The Tax Cuts and Jobs Act made numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly but may otherwise affect us or our stockholders. While the changes in the Tax Cuts and Jobs Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on us or our stockholders. We urge stockholders to consult with their own tax advisor with respect to the status of the Tax Cuts and Jobs Act and other legislative regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock. We urge stockholders to consult with their own tax advisor with respect to the status of the Tax Cuts and Jobs Act and other legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.
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
The maximum United States federal income tax rate for certain qualified dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for these reduced rates for qualified dividends. For taxable years beginning after December 31, 2017 and before January 1, 2026, the Tax Cuts and Jobs Act permits a deduction for certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT stockholder that are not designated as capital gain dividends or qualified dividend income), which allows United States individuals, trusts, and estates to deduct up to 20% of such amounts, subject to certain limitations, resulting in an effective maximum United States federal income tax rate of 29.6% on such qualified REIT dividends. Although the reduced United States federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to qualified dividends from C corporations could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares.
Dividends on, and gains recognized on the sale of, shares by a tax-exempt stockholder may be subject to United States federal income tax as unrelated business taxable income.
If (1) we are a “pension-held REIT,” (2) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold our shares or (3) a holder of shares is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, shares by such tax-exempt stockholder may be subject to United States federal income tax as unrelated business taxable income under the Code.
Characterization of our sale-leaseback transactions may be challenged.
We have participated, and may continue to participate, in sale-leaseback transactions in which we purchase real estate investments and lease them back to the sellers of such properties. Our advisor will use its best efforts to structure any of our sale-leaseback transactions such that the lease will be characterized as a “true lease” and so that we will be treated as the owner of the property for federal income tax purposes. However, we cannot assure our stockholders that the IRS will not challenge such characterization. In the event that any such sale-leaseback transaction is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such real estate investment would be disallowed or significantly reduced. If a sale-leaseback transaction is so recharacterized, we might fail to satisfy the REIT asset tests or income tests and, consequently, lose our REIT status.

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
We intend to maintain the status of the operating partnership as a disregarded entity or as a partnership for United States federal income tax purposes. However, if the IRS were to successfully challenge the status of the operating partnership as a disregarded entity or as a partnership for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This would also likely result in our losing REIT status, and, if so, becoming subject to a corporate level tax on our own income. This would substantially reduce any cash available to pay distributions. In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for United States federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our status as a REIT.
Foreign purchasers of shares of our common stock may be subject to FIRPTA tax upon the sale of their shares of our common stock or upon the payment of a capital gains dividend.
A foreign person disposing of a United States real property interest, including shares of stock of a United States corporation whose assets consist principally of United States real property interests, is generally subject to the Foreign Investment in Real Property Tax Act of 1980, as amended, or FIRPTA, on the amount received from the disposition. However, foreign pension plans and certain foreign publicly traded entities are exempt from FIRPTA withholding. Further, such FIRPTA tax does not apply to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50.0% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying United States persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure our stockholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, amounts received by foreign investors on a sale of shares of our common stock would be subject to FIRPTA tax, unless the shares of our common stock were traded on an established securities market and the foreign investor did not at any time during a specified period directly or indirectly own more than 10.0% of the value of our outstanding common stock. Additionally, a foreign stockholder will likely be subject to FIRPTA upon the payment of any capital gain dividends by us if such gain is attributable to gain from sales or exchanges of United States real property interests. However, these rules do not apply to foreign pension plans and certain publicly traded entities.
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
There are special considerations that apply to Benefit Plans and IRAs investing in shares of our common stock. Stockholders that are Benefit Plans and IRAs should consider whether, among other things:
•their investment is consistent with their fiduciary obligations under ERISA and the Code;
•their investment is made in accordance with the documents and instruments governing the Benefit Plan or IRA, including any investment policy;
•their investment satisfies the prudence and diversification requirements of ERISA;
•their investment will not impair the liquidity of the Benefit Plan or IRA;

•their investment will not produce UBTI for the Benefit Plan or IRA; and
•they will be able to value the assets of the Benefit Plan or IRA annually in accordance with ERISA, the Code and the applicable provisions of the Benefit Plan or IRA.
ERISA and Section 4975 of the Code prohibit certain transactions that involve (i) Benefit Plans or IRAs, and (ii) any person who is a “party-in-interest” or “disqualified person” with respect to such a Benefit Plan or IRA. Consequently, the fiduciary or owner of a Benefit Plan or an IRA contemplating an investment in our common stock should consider whether we, any other person associated with the issuance of the common stock, or any of our or their affiliates is or might become a “party-in-interest” or “disqualified person” with respect to the Benefit Plan or IRA and, if so, whether an exemption from such prohibited transaction rules is applicable. In addition, the United States Department of Labor plan asset regulations provide that, subject to certain exceptions, the assets of an entity in which a plan holds an equity interest may be treated as assets of the investing plan, in which event investment made by and certain other transactions entered into by such entity would be subject to the prohibited transaction rules. To avoid our assets from being considered “plan assets,” our charter prohibits “benefit plan investors” from owning 25% or more of the shares of our common stock prior to the time that the common stock qualifies as a class of publicly-offered securities, within the meaning of the plan assets regulation. However, we cannot assure our stockholders that those provisions in our charter will be effective in limiting benefit plan investors’ ownership to less than the 25% limit. Due to the complexity of these rules and the potential penalties that may be imposed, it is important that stockholders that are Benefit Plans and IRAs consult with their own advisors regarding the potential applicability of ERISA, the Code and any similar applicable law.
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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
As of December 31, 2020, our principal executive offices are located at 18191 Von Karman Avenue, Suite 300, Irvine, California 92612. We do not have an address separate from our advisor or our co-sponsors. Since we pay our advisor fees for its services, we do not pay rent for the use of its space.

Real Estate Investments
As of December 31, 2020, we operated through four reportable business segments: MOBs, senior housing, senior housing — RIDEA and SNFs. We own 100% of our properties as of December 31, 2020, with the exception of Central Florida Senior Housing Portfolio, Pinnacle Beaumont ALF, Pinnacle Warrenton ALF, Catalina West Haven ALF, Louisiana Senior Housing Portfolio and Catalina Madera ALF. The following table presents certain additional information about our real estate investments as of December 31, 2020:

Reportable Segment	Number of Buildings	GLA (Sq Ft)	% of GLA	Aggregate Contract Purchase Price	Annualized Base Rent/ NOI(1)	% of Annualized Base Rent/ NOI	Leased Percentage(2)
Medical office buildings	43	2,136,000	43.9%	$605,122,000	$47,018,000	65.0%	93.2%
Senior housing — RIDEA	26	1,549,000	31.9	264,709,000	7,583,000	10.5	74.9%
Senior housing	14	518,000	10.7	101,800,000	7,312,000	10.1	100%
Skilled nursing facilities	11	660,000	13.5	117,800,000	10,386,000	14.4	100%
Total/weighted average(3)	94	4,863,000	100%	$1,089,431,000	$72,299,000	100%	95.7%
_______
(1)With the exception of our senior housing — RIDEA facilities, amount is based on contractual base rent from leases in effect as of December 31, 2020. For our senior housing — RIDEA facilities, amount is based on annualized NOI, a non-GAAP financial measure. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Operating Income, for a further discussion of NOI.
(2)Leased percentage includes all leased space of the properties included in the respective segment including master leases, except for our senior housing — RIDEA facilities where leased percentage represents resident occupancy on the available units of the RIDEA facilities.
(3)Total portfolio weighted average leased percentage excludes our senior housing — RIDEA facilities.
We own fee simple interests in all of our buildings except for nine buildings for which we own fee simple interests in the building and improvements of such properties subject to the respective ground leases.
The following information generally applies to our properties:
•we believe all of our properties are adequately covered by insurance and are suitable for their intended purposes;
•we have no plans for any material renovations, improvements or development with respect to any of our properties, except in accordance with planned budgets;
•our properties are located in markets where we are subject to competition for attracting new tenants and residents, as well as retaining current tenants and residents; and
•depreciation is provided on a straight-line basis over the estimated useful lives of the buildings, up to 39 years, and over the shorter of the lease term or useful lives of the tenant improvements, up to 21 years. Furniture, fixtures and equipment is depreciated over the estimated useful life, up to 20 years.
For additional information regarding our real estate investments, see Schedule III, Real Estate and Accumulated Depreciation, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Lease Expirations
Substantially all of our leases with residents at our senior housing — RIDEA facilities are for a term of one year or less. The following table presents the sensitivity of our annual base rent due to lease expirations for the next 10 years and thereafter at our properties as of December 31, 2020, excluding our senior housing — RIDEA facilities:

Year	Number of Expiring Leases	Total Square Feet of Expiring Leases	% of Leased Area Represented by Expiring Leases	Annual Base Rent of Expiring Leases(1)	% of Total Annual Base Rent Represented by Expiring Leases
2021	43	102,000	3.2%	$2,213,000	3.0%
2022	38	239,000	7.5	5,906,000	8.1
2023	39	248,000	7.8	6,260,000	8.6
2024	33	259,000	8.2	6,175,000	8.5
2025	31	283,000	8.9	6,973,000	9.6
2026	14	64,000	2.0	1,674,000	2.3
2027	15	120,000	3.8	3,301,000	4.5
2028	17	200,000	6.3	4,834,000	6.6
2029	20	211,000	6.7	6,268,000	8.6
2030	8	81,000	2.6	2,520,000	3.5
Thereafter	21	1,363,000	43.0	26,654,000	36.7
Total	279	3,170,000	100%	$72,778,000	100%
_______
(1)Amount is based on the total annual contractual base rent expiring in the applicable year, based on leases in effect as of December 31, 2020.

Geographic Diversification/Concentration Table
The following table lists our property locations and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2020:

State	Number of Buildings	GLA (Sq Ft)	% of GLA	Annualized Base Rent/NOI(1)	% of Annualized Base Rent/NOI
Alabama	4	260,000	5.3%	$4,621,000	6.4%
Arizona	1	34,000	0.7	879,000	1.2
California	9	340,000	7.0	1,440,000	2.0
Colorado	4	214,000	4.4	4,383,000	6.1
Connecticut	2	80,000	1.6	1,994,000	2.8
Florida	10	899,000	18.5	4,092,000	5.7
Georgia	5	177,000	3.6	3,987,000	5.5
Illinois	1	39,000	0.8	558,000	0.8
Indiana	7	289,000	5.9	4,835,000	6.6
Iowa	2	44,000	0.9	1,157,000	1.6
Kansas	1	76,000	1.6	2,226,000	3.1
Louisiana	7	257,000	5.3	2,336,000	3.2
Massachusetts	1	64,000	1.3	1,259,000	1.7
Michigan	12	490,000	10.1	7,293,000	10.1
Minnesota	1	46,000	0.9	1,043,000	1.4
Missouri	9	419,000	8.6	8,735,000	12.1
Nevada	1	58,000	1.2	1,634,000	2.3
New Jersey	2	49,000	1.0	1,159,000	1.6
North Carolina	1	191,000	3.9	4,426,000	6.1
Ohio	2	100,000	2.1	1,717,000	2.4
Oregon	1	62,000	1.3	1,637,000	2.3
Pennsylvania	1	36,000	0.7	807,000	1.1
Tennessee	1	27,000	0.6	605,000	0.8
Texas	1	61,000	1.3	1,301,000	1.8
Utah	1	66,000	1.4	274,000	0.4
Virginia	1	74,000	1.5	2,043,000	2.8
Washington	2	77,000	1.6	2,095,000	2.9
Wisconsin	4	334,000	6.9	3,763,000	5.2
Total	94	4,863,000	100%	$72,299,000	100%
 _______
(1)Amount is based on contractual base rent from leases in effect as of December 31, 2020, with the exception of our senior housing — RIDEA facilities, which amount is based on annualized NOI.
Indebtedness
For a discussion of our indebtedness, see Note 6, Mortgage Loans Payable, Net, and Note 7, Line of Credit and Term Loans, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Item 3. Legal Proceedings.
For a discussion of our legal proceedings, see Note 10, Commitments and Contingencies — Litigation, to the Consolidated Financial Statements that are part of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
There is no established public trading market for shares of our common stock.
To assist the members of FINRA and their associated persons, pursuant to FINRA Rule 2231, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, we prepare annual statements of the estimated share value to assist fiduciaries of Benefit Plans and IRAs subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in shares of our common stock. For these purposes, our updated estimated per share NAV is $9.22 as of September 30, 2020, which was approved and established by our board on March 18, 2021 based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of September 30, 2020. On April 2, 2020, the board previously determined an estimated per share NAV of our common stock of $9.54 calculated as of December 31, 2019. There is no established public trading market for the shares of our common stock at this time, and there can be no assurance that stockholders could receive $9.22 per share if such a market did exist and they sold their shares of our common stock or that they would be able to receive such amount for their shares of our common stock in the future.
Pursuant to FINRA rules, we generally disclose an estimated per share NAV of our shares based on a valuation performed at least annually, and we disclose the resulting estimated per share NAV in our Annual Reports on Form 10-K distributed to stockholders. When determining the estimated per share NAV, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated per share NAV; provided, however, that the determination of the estimated per share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. In determining the updated estimated per share NAV of our shares, our board considered information and analysis, including valuation materials that were provided by an independent third-party valuation firm, information provided by our advisor and the estimated per share NAV recommendation made by the audit committee of our board, which committee is comprised entirely of independent directors. See our Current Report on Form 8-K, filed with the SEC on March 19, 2021, for additional information regarding our independent third-party valuation firm, its valuation materials and the methodology used to determine the updated estimated per share NAV.
FINRA rules require subsequent valuations to be performed at least annually. The valuations are estimates and consequently should not be viewed as an accurate reflection of the amount of net proceeds that would result from an immediate sale of our assets.
Stockholders
As of March 12, 2021, we had approximately 13,945 stockholders of record.

Distributions
Prior to March 31, 2020, our board authorized, on a quarterly basis, a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on May 1, 2016 and ending on March 31, 2020. The daily distributions were calculated based on 365 days in the calendar year and were equal to $0.001643836 per share of our Class T and Class I common stock, which was equal to an annualized distribution rate of $0.60 per share. These distributions were aggregated and paid monthly in arrears in cash or shares of our common stock pursuant to our DRIP Offerings, only from legally available funds.
In response to the COVID-19 pandemic and its effects to our business and operations at the end of the first quarter of 2020, our board decided to take steps to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects by decreasing our distributions to stockholders. Consequently, our board authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on April 1, 2020 and ending on April 30, 2021, which was or will be calculated based on 365 days in the calendar year and is equal to $0.001095890 per share of our Class T and Class I common stock. Such daily distribution is equal to an annualized distribution rate of $0.40 per share. The distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to the DRIP, on a monthly basis, in arrears, only from legally available funds. In connection with our board’s strategic alternative review process and in order to facilitate a strategic transaction, on March 18, 2021, our board authorized the suspension of the DRIP, effective as of April 1, 2021, until such time, if any, as our board determines to reinstate the DRIP. As a result, beginning with the April 2021 distributions, which will be payable on or about May 1, 2021, there will be no further issuances of shares pursuant to the DRIP, and stockholders who are participants in the DRIP will receive cash distributions instead.
The amount of distributions paid to our stockholders is determined by our board and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our qualification as a REIT under the Code. We have not established any limit on the amount of net offering proceeds from our initial offering or borrowings that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences.
The distributions paid for the years ended December 31, 2020 and 2019, along with the amount of distributions reinvested pursuant to our DRIP Offerings and the sources of distributions as compared to cash flows from operations were as follows:

	Years Ended December 31,
	2020		2019
Distributions paid in cash	$17,837,000		$20,905,000
Distributions reinvested	19,862,000		25,533,000
	$37,699,000		$46,438,000
Sources of distributions:
Cash flows from operations	$35,495,000	94.2%	$39,540,000	85.1%
Proceeds from borrowings	2,204,000	5.8	1,502,000	3.3
Offering proceeds	—	—	5,396,000	11.6
	$37,699,000	100%	$46,438,000	100%
As of December 31, 2020, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and all or any portion of a distribution to our stockholders may have been paid from net offering proceeds and borrowings. The payment of distributions from our net offering proceeds and borrowings have reduced the amount of capital we ultimately invested in assets and negatively impacted the amount of income available for future distributions.
As of December 31, 2020, we had an amount payable of $1,013,000 to our advisor or its affiliates primarily for asset management fees, which will be paid from cash flows from operations in the future as it becomes due and payable by us in the ordinary course of business consistent with our past practice. See Note 13, Related Party Transactions — Operational Stage, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

The distributions paid for the years ended December 31, 2020 and 2019, along with the amount of distributions reinvested pursuant to our DRIP Offerings and the sources of our distributions as compared to FFO were as follows:

	Years Ended December 31,
	2020		2019
Distributions paid in cash	$17,837,000		$20,905,000
Distributions reinvested	19,862,000		25,533,000
	$37,699,000		$46,438,000
Sources of distributions:
FFO attributable to controlling interest	$37,699,000	100%	$30,109,000	64.8%
Offering proceeds	—	—	13,053,000	28.1
Proceeds from borrowings	—	—	3,276,000	7.1
	$37,699,000	100%	$46,438,000	100%
The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or may cause us to incur additional interest expense as a result of borrowed funds. For a further discussion of FFO, a non-GAAP financial measure, including a reconciliation of our GAAP net income (loss) to FFO, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations.
Securities Authorized for Issuance Under Equity Compensation Plans
We adopted our incentive plan, pursuant to which our board or a committee of our independent directors may make grants of options, restricted shares of common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 4,000,000. For a further discussion of our incentive plan, see Note 12, Equity — 2015 Incentive Plan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K. The following table provides information regarding our incentive plan as of December 31, 2020:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders(1)	—	—	3,895,000
Equity compensation plans not approved by security holders	—	—	—
Total	—		3,895,000
________
(1)Through December 31, 2020, we granted an aggregate of 15,000 shares of our restricted Class T common stock, as defined in our incentive plan, to each of our independent directors in connection with their initial election and re-election to our board, of which 20.0% vested on the grant date and 20.0% will vest on each of the first four anniversaries of the date of grant. In addition, through December 31, 2020, we granted an aggregate of 20,000 shares of our restricted Class T common stock, as defined in our incentive plan, to each of our independent directors in consideration for their past services rendered. These shares of restricted Class T common stock vest under the same period described above. Prior to April 5, 2019, the fair value of each share at the date of grant was based on the then most recent price paid to acquire one share of our Class T common stock in our initial offering; effective April 5, 2019, the fair value of each share at the date of grant was estimated at the most recent estimated per share NAV approved and established by our board; and with respect to the initial 20.0% of shares of our restricted Class T common stock that vested on the date of grant, expensed as compensation immediately, and with respect to the remaining shares of our restricted Class T common stock, amortized over the period from the service inception date to the vesting date for each vesting tranche (i.e., on a tranche by tranche basis) using the accelerated attribution method. Shares of our restricted Class T common stock may not be sold, transferred, exchanged, assigned, pledged, hypothecated or otherwise encumbered. Such restrictions expire upon vesting. Shares of our restricted Class T common stock have full voting rights and rights to distributions. Such shares are not shown in the chart above as they are deemed outstanding shares of our common stock; however, such grants reduce the number of securities remaining available for future issuance.

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
On March 31, 2020, our board suspended our share repurchase plan with respect to all repurchase requests other than repurchases resulting from the death or qualifying disability of stockholders, beginning with share repurchase requests submitted for repurchase during the second quarter of 2020. Shares of our common stock repurchased in connection with a stockholder’s death or qualifying disability were repurchased at a price no less than 100% of the price paid to acquire the shares of our common stock from us.
In connection with our board’s strategic alternative review process and in order to facilitate a strategic transaction, on March 18, 2021, our board approved the suspension of our share repurchase plan with respect to all repurchase requests received by us after February 28, 2021, including repurchases resulting from the death or qualifying disability of stockholders.
During the three months ended December 31, 2020, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2020 to October 31, 2020	86,821	$9.95	86,821	(1)
November 1, 2020 to November 30, 2020	—	$—	—	(1)
December 1, 2020 to December 31, 2020	—	$—	—	(1)
Total	86,821	$9.95	86,821
___________
(1)A description of the maximum number of shares that may be purchased under our share repurchase plan is included in the narrative preceding this table.
Item 6. Selected Financial Data.
Part II, Item 6 is no longer required as we have adopted certain provisions within the amendments to Regulation S-K that eliminate Item 301.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT IV, Inc. and its subsidiaries, including Griffin-American Healthcare REIT IV Holdings, LP, except where otherwise noted.
The following discussion should be read in conjunction with our accompanying consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2020 and 2019, together with our results of operations and cash flows for the years ended December 31, 2020, 2019 and 2018.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking. Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “opinion,” “predict,” “potential,” “seek” and any other comparable and derivative terms or the negatives thereof. Our ability to predict results or the actual effect of future plans and strategies is inherently uncertain. Factors which could have a material adverse effect on our operations on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; the effects of the coronavirus, or COVID-19, pandemic, including its effects on the healthcare industry, senior housing and skilled nursing facilities and the economy in general; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates; competition in the real estate industry; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the success of our investment strategy; the availability of financing; the negotiation or consummation of any potential strategic transaction evaluated by our special committee of our board of directors; and our ongoing relationship with American Healthcare Investors, LLC, or American Healthcare Investors, and Griffin Capital Company, LLC, or Griffin Capital, or collectively, our co-sponsors, and their affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements in this Annual Report on Form 10-K speak only as of the date on which such statements are made, and undue reliance should not be placed on such statements. We undertake no obligation to update any such statements that may become untrue because of subsequent events. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission, or the SEC.
Overview and Background
Griffin-American Healthcare REIT IV, Inc., a Maryland corporation, invests in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, skilled nursing facilities and senior housing facilities that produce current income. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). We qualified to be taxed as a REIT under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2016, and we intend to continue to qualify to be taxed as a REIT.
We raised $754,118,000 through a best efforts initial public offering, or our initial offering, and issued 75,639,681 aggregate shares of our Class T and Class I shares of our common stock. In addition, during our initial offering, we issued 3,253,535 aggregate shares of our Class T and Class I common stock pursuant to our distribution reinvestment plan, as amended, or the DRIP, for a total of $31,021,000 in distributions reinvested. Following the deregistration of our initial offering, we continued issuing shares of our common stock pursuant to the DRIP through a subsequent offering, or the 2019 DRIP Offering. We commenced offering shares pursuant to the 2019 DRIP Offering on March 1, 2019, following the termination of our initial offering on February 15, 2019. On March 18, 2021, our board of directors, or our board, authorized the suspension of the DRIP, effective as of April 1, 2021. As of December 31, 2020, a total of $41,471,000 in distributions were reinvested that resulted in 4,342,059 shares of our common stock being issued pursuant to the 2019 DRIP Offering. We collectively refer to the DRIP portion of our initial offering and the 2019 DRIP Offering as our DRIP Offerings.
Since March 2020, the COVID-19 pandemic has been dramatically impacting the United States, which has resulted in an aggressive worldwide effort to contain the spread of the virus. These efforts have significantly and adversely disrupted economic markets and impacted commercial activity worldwide, including markets in which we own and/or operate properties, and the prolonged economic impact remains uncertain. In addition, the continuously evolving nature of the COVID-19 pandemic makes it difficult to ascertain the long-term impact it will have on real estate markets and our portfolio of investments. Considerable uncertainty still surrounds the COVID-19 pandemic and its effects on the population, as well as the effectiveness of any responses taken on national and local levels by government and public health authorities and businesses to contain and combat the outbreak and spread of the virus, including the widespread availability and use of effective vaccines. In particular, government-imposed business closures and re-opening restrictions, as well as self-imposed restrictions of discretionary activities, have dramatically impacted the operations of our real estate investments and our tenants across the country, such as creating significant declines in resident occupancy. Further, our senior housing facilities have also experienced dramatic increases and may continue to experience increases in costs to care for residents; particularly labor costs to maintain staffing levels to care for the aged population during this crisis, costs of COVID-19 testing of employees and residents and costs to procure the volume of personal protective equipment, or PPE, and other supplies required.
We received and recognized in our accompanying consolidated financial statements stimulus funds through economic relief programs of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, as discussed at Note 2, Summary of Significant Accounting Policies — Government Grants, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K. We have also taken actions to strengthen our balance sheet and preserve liquidity in response to the COVID-19 pandemic risks. From March to December 2020, we postponed non-essential capital expenditures. In addition, in March 2020, we reduced the stockholder distribution rate and partially suspended our share repurchase plan. We believe that the long-term stability of our portfolio will return once the virus has been controlled. In states where lockdown orders have been lifted or modified, the downward trends in our portfolio appear to have somewhat moderated, but we have not yet witnessed a significant rebound. We are continuously monitoring the impact of the COVID-19 pandemic on our business, residents, tenants, operating partners, managers, portfolio of investments and on the United States and global economies. The prolonged duration and impact of the COVID-19 pandemic has materially disrupted, and may continue to materially disrupt, our business operations and impact our financial performance. See the “Factors Which May Influence Results of Operations,” “Results of Operations” and “Liquidity and Capital Resources” sections below for a further discussion.
On March 18, 2021, our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, unanimously approved and established an updated estimated per share net asset value, or NAV, of our common stock of $9.22. We provided this updated estimated per share NAV to assist broker-dealers in connection with their obligations under Financial Industry Regulatory Authority, or FINRA, Rule 2231 with respect to customer account statements. The updated estimated per share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of September 30, 2020. The valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, or the Practice Guideline, issued by the Institute for Portfolio Alternatives, or the IPA, in April 2013, in addition to guidance from the SEC. On April 2, 2020, the board previously determined an estimated per share NAV of our common stock of $9.54 calculated as of December 31, 2019. See our Current Report on Form 8-K filed with the SEC on March 19, 2021 for more information on the methodologies and assumptions used to determine, and the limitations and risks of, our updated estimated per share NAV.
We conduct substantially all of our operations through Griffin-American Healthcare REIT IV Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT IV Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 16, 2016 and had a one-year initial term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 11, 2021 and expires on February 16, 2022. Our advisor uses its best efforts, subject to the oversight and review of our board, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by wholly owned subsidiaries of American Healthcare Investors and 25.0% owned by a wholly owned subsidiary of Griffin Capital. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony Capital, Inc. (NYSE: CLNY), or Colony Capital, and 7.8% owned by James F. Flaherty III, a former partner of Colony Capital. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or our dealer manager, Colony Capital or Mr. Flaherty; however, we are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings.
In October 2020, we established a special committee of our board, which consists of all of our independent directors, to investigate and analyze strategic alternatives, including but not limited to, the sale of our assets, a listing of our shares on a national securities exchange, or a merger with another entity, including a merger with another unlisted entity that we expect would enhance our value. There can be no assurance that this strategic alternative review process will result in a transaction being pursued, or if pursued, that any such transaction would ultimately be consummated. For a further discussion, see Part III, Item 10, Directors, Executive Officers and Corporate Governance. In connection with the strategic alternative review process and in order to facilitate a strategic transaction, on March 18, 2021, our board authorized the suspension of the DRIP, effective as of April 1, 2021, until such time, if any, as our board determines to reinstate the DRIP. As a consequence of the suspension of the DRIP, beginning with the April 2021 distributions, which will be payable on or about May 1, 2021, there will be no further issuances of shares pursuant to the DRIP, and stockholders who are participants in the DRIP will receive cash distributions instead. In addition, on March 18, 2021, our board approved the suspension of our share repurchase plan with respect to all repurchase requests received by us after February 28, 2021, including repurchases resulting from the death or qualifying disability of stockholders, until such time, if any, as our board determines to reinstate our share repurchase plan.
We currently operate through four reportable business segments: medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities. As of December 31, 2020, we owned 89 properties, comprising 94 buildings, or approximately 4,863,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $1,089,431,000. As of December 31, 2020, we also owned a 6.0% interest in a joint venture which owns a portfolio of integrated senior health campuses and ancillary businesses.
Critical Accounting Policies
We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to revenue and grant income recognition, allowance for credit losses, accounting for property acquisitions, impairment of long-lived and intangible assets, properties held for sale and qualification as a REIT. These estimates are made and evaluated on an on-going basis using information that is available as well as various other assumptions believed to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We believe that our critical accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements. A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2020, in Note 2, Summary of Significant Accounting Policies. There have been no significant changes to our critical accounting policies during 2020 other than those resulting from the adoption of new accounting standards.
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Acquisitions in 2020, 2019 and 2018
For a discussion of our property acquisitions in 2020, 2019, and 2018, see Note 3, Real Estate Investments, Net, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Factors Which May Influence Results of Operations
Due to the ongoing COVID-19 pandemic in the United States and globally, since March 2020, our residents, tenants, operating partners and managers have been materially impacted. The situation continues to present a meaningful challenge for us as an owner and operator of healthcare facilities, as the impact of the virus continues to result in a massive strain throughout the healthcare system. COVID-19 is particularly dangerous among the senior population and results in heightened risk to our senior housing and skilled nursing facilities, and we continue to work diligently to implement aggressive protocols at such facilities in line with the Centers for Disease Control and Prevention and Centers for Medicare and Medicaid Services guidelines to limit the exposure and spread of COVID-19.
Each type of real estate asset we own has been impacted by COVID-19 to varying degrees. The COVID-19 pandemic has negatively impacted the businesses of our medical office tenants and their ability to pay rent on a timely basis. In the early months of the pandemic when many of the states had implemented “stay at home” orders, in excess of 50.0% of our tenants in medical office buildings had been classified by state governments as “non-essential” and were ordered to either shut down entirely, or significantly limit hours of operations, which prevented or significantly limited our tenants from seeing patients in their offices and thereby creating unprecedented revenue pressure on such tenants. Substantially all of our physician practices and other medical service providers of non-essential and elective services in our medical office buildings are now open. However, the number of patients returning to such offices varies across practice types and geographic markets as people may continue to delay office visits due to the fears or uncertainties associated with COVID-19 despite the availability of services. Additionally, while restrictions have been at least partially lifted or modified in many states, there remains a risk of reclosures in states where infection rates rise, or where a resurgence of COVID-19 emerges, which may put additional pressure on our operations.
For our managed senior housing — RIDEA facilities, based on preliminary information available to management as of February 26, 2021, we have experienced an approximate 16.0% decline in our resident occupancies since February 2020 largely due to a decline in move-ins of prospective residents because of shelter-in-place, re-opening and other quarantine restrictions imposed by government regulations and guidelines, as well as the resurgence of the COVID-19 pandemic in late 2020 and into early 2021. In addition, we continue to experience challenges in attracting prospective residents to our senior housing — RIDEA facilities because they are choosing to delay moving into communities until the threat posed by the virus has declined. Our facilities have adopted phased-in approaches to facility operations depending on the market in which they operate, which range from stringent restrictions of essential visitors and frequent testing of staff and residents to allowing screened visitors and limited activities. At the same time that our managed senior housing — RIDEA facilities are facing a reduction in revenue associated with lower resident occupancies, they are also experiencing a significant increase in costs to care for residents, particularly increased labor costs to maintain staffing levels to care for the aged population during this crisis, costs of testing employees and residents for COVID-19 and costs to procure the volume of PPE and other supplies required to maintain health and safety measures and protocols. Since March 2020, our leased, non-RIDEA senior housing and skilled nursing facility tenants have also experienced and may continue to experience similar pressures related to occupancy declines and expense increases, which may impact their ability to pay rent and have an adverse effect on our operations. Therefore, our immediate focus for 2021 continues to be on resident occupancy recovery and operating expense management. Beginning in the fourth quarter of 2020, there have been recent developments around the production, availability and widespread distribution and use of effective COVID-19 vaccines, which we believe will be important to a rebound in our resident occupancy levels over time.
To date, the impacts of the COVID-19 pandemic have been significant, rapidly evolving and may continue into the future. Managers of our RIDEA properties continue to evaluate their options for financial assistance such as utilizing programs within the CARES Act passed by the federal government on March 27, 2020, as well as other state and local government relief programs. The CARES Act includes multiple opportunities for immediate cash relief in the form of grants and tax benefits. Some of our tenants within our non-RIDEA properties have sought financial assistance from the CARES Act through programs such as the Payroll Protection Program and deferral of payroll tax payments. However, these government assistance programs are not expected to fully offset the negative financial impact of the COVID-19 pandemic, and there can be no assurance that these programs will continue or the extent to which they will be expanded. Therefore, the ultimate impact of such relief from the CARES Act and other enacted and future legislation and regulation, including the extent to which relief funds from such programs will provide meaningful support for lost revenue and increasing costs, is uncertain.
The information in this Annual Report on Form 10-K is based on data currently available to us and will likely change as the COVID-19 pandemic progresses. We continue to closely monitor COVID-19 developments and are continuously assessing the implications to our business, residents, tenants, operating partners, managers and our portfolio of investments. We anticipate that the government-imposed or self-imposed lockdowns and restrictions have created pent-up demand for doctors’ visits and move-ins into senior housing facilities; however, we cannot predict with reasonable certainty when such demand will return to pre-COVID-19 pandemic levels. The medical community understands COVID-19 far better today than it did just a few months ago, and we are now equipped with greater therapeutics and other treatments to mitigate its impact. Likewise, we are optimistic about the recent favorable reports regarding the efficacy of vaccines. The COVID-19 pandemic has had, and may continue to have, an adverse effect on the operations of our business, and therefore, we are unable to predict the full extent or nature of the future impact to our financial condition and results of operations at this time. We expect the trends discussed above with respect to the impact of the COVID-19 pandemic to continue. Thus, the lasting impact of the COVID-19 pandemic over the next 12 months could be significant and will largely depend on future developments, including the duration of the crisis and the success of efforts to contain or treat COVID-19, such as the widespread availability and use of effective vaccines, which cannot be predicted with confidence at this time. See the “Results of Operations” and “Liquidity and Capital Resources” sections below, as well as Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K, for a further discussion.
Scheduled Lease Expirations
Excluding our senior housing — RIDEA facilities, as of December 31, 2020, our properties were 95.7% leased and during 2021, 3.2% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next 12 months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. As of December 31, 2020, our remaining weighted average lease term was 8.3 years, excluding our senior housing — RIDEA facilities.
Our senior housing— RIDEA facilities were 74.9% leased for the year ended December 31, 2020 and substantially all of our leases with residents at such properties are for a term of one year or less.

Results of Operations
Comparison of the Years Ended December 31, 2020, 2019 and 2018
Our operating results are primarily comprised of income derived from our portfolio of properties and expenses in connection with the acquisition and operation of such properties. In general, we expect amounts related to our portfolio of operating properties to increase in the future based on a full year of operations of recently acquired properties.
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. As of December 31, 2020, we operated through four reportable business segments, with activities related to investing in medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities.
The COVID-19 pandemic has had a significant adverse impact on the operations of our real estate portfolio. Although we have experienced some delays in receiving rent payments from our tenants, as of December 31, 2020, we have collected 100% of contractual rent from our leased, non-RIDEA senior housing and skilled nursing facility tenants. Most of our skilled nursing facilities provide behavioral health services with resident occupancies that are less impacted by either the COVID-19 pandemic or restrictions on elective surgeries than traditional skilled nursing facilities. In addition, substantially all of the contractual rent through December 2020 from our medical office building tenants has been received. However, given the significant ongoing uncertainty of the impact of the COVID-19 pandemic over the next 12 months, we are unable to predict the impact it will have on such tenants’ continued ability to pay rent. We received lease concession requests from some of our medical office building tenants primarily during the second quarter of 2020 that resulted in an insignificant number of concessions granted, such as in the form of rent abatements, in conjunction with a lease term extension for up to five years, or rent payment deferrals requiring repayment within one year. Such lease term extensions related to lease concessions that benefited us and do not have a material impact to our consolidated financial statements. No contractual rent for our medical office building tenants was forgiven.
Changes in our consolidated operating results are primarily due to owning 94 buildings as of December 31, 2020, as compared to 87 buildings as of December 31, 2019 and as compared to 69 buildings as of December 31, 2018. In addition, there are changes in our operating results by reporting segment due to transitioning the operations of the two senior housing facilities within Lafayette Assisted Living Portfolio to a RIDEA structure in February 2019 and the five senior housing facilities within Northern California Senior Housing Portfolio to a RIDEA structure in March 2020. As of December 31, 2020, 2019 and 2018, we owned the following types of properties:

	December 31,
	2020				2019			2018
	Number of Buildings	Aggregate Contract Purchase Price		Leased %	Number of Buildings	Aggregate Contract Purchase Price	Leased %	Number of Buildings	Aggregate Contract Purchase Price	Leased %
Medical office buildings	43	$605,122,000	(1)	93.2%	43	$603,639,000	93.1%	29	$423,439,000	93.5%
Senior housing — RIDEA	26	264,709,000	(2)	(3)	14	153,850,000	(3)	12	137,100,000	(3)
Senior housing	14	101,800,000		100%	19	147,600,000	100%	18	150,350,000	100%
Skilled nursing facilities	11	117,800,000		100%	11	117,800,000	100%	10	110,800,000	100%
Total/weighted average(4)	94	$1,089,431,000		95.7%	87	$1,022,889,000	95.8%	69	$821,689,000	96.4%
___________
(1)Includes a $1,483,000 earn-out paid in June 2020 in connection with our property acquisition of Overland Park MOB in August 2019. See Note 3, Real Estate Investments, Net, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of such earn-out.
(2)Includes a $360,000 earn-out paid in December 2020 in connection with our property acquisition of Catalina Madera ALF in January 2020. See Note 3, Real Estate Investments, Net, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of such earn-out.
(3)For the years ended December 31, 2020, 2019 and 2018, the leased percentage for the resident units of our senior housing RIDEA facilities was 74.9%, 83.2.% and 77.7%, respectively, based on daily average occupancy of licensed beds/units.

(4)Leased percentage excludes our senior housing — RIDEA facilities.
Revenues and Grant Income
Our primary sources of revenue include rent generated by our leased, non — RIDEA properties, and resident fees and services revenue from our RIDEA properties. The amount of revenue generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease available space at the then existing market rates. Revenues and grant income by reportable segment consisted of the following for the periods then ended:

	Years Ended December 31,
	2020	2019	2018
Real Estate Revenue
Medical office buildings	$65,509,000	$54,508,000	$34,339,000
Skilled nursing facilities	11,968,000	11,681,000	4,266,000
Senior housing	8,844,000	8,421,000	8,994,000
Total real estate revenue	86,321,000	74,610,000	47,599,000
Resident Fees and Services Revenue
Senior housing — RIDEA	67,793,000	46,160,000	36,857,000
Total resident fees and services revenue	67,793,000	46,160,000	36,857,000
Grant Income
Senior housing — RIDEA	1,005,000	—	—
Total grant income	1,005,000	—	—
Total revenues and grant income	$155,119,000	$120,770,000	$84,456,000
For the years ended December 31, 2020, 2019 and 2018, real estate revenue primarily comprised of base rent of $63,615,000, $56,373,000 and $35,340,000, respectively, and expense recoveries of $18,196,000, $14,453,000 and $8,933,000, respectively.
For the years ended December 31, 2020, 2019 and 2018, resident fees and services consisted of rental fees related to resident leases and extended health care fees. The increase in resident fees and services for the year ended December 31, 2020, compared to the year ended December 31, 2019, is primarily due to the acquisition of seven senior housing — RIDEA facilities subsequent to December 31, 2019 and the transition of five senior housing facilities within Northern California Senior Housing Portfolio to a RIDEA structure in March 2020. The increase in resident fees and services for the year ended December 31, 2019, compared to the year ended December 31, 2018, was primarily due to a full year of operations during 2019 for two senior housing — RIDEA facilities acquired during the year ended December 31, 2018. The amount of revenue generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease available space at the then existing market rates.
For the year ended December 31, 2020, we recognized $1,005,000 of grant income at our senior housing — RIDEA facilities related to government grants through CARES Act economic stimulus programs. See Note 2, Summary of Significant Accounting Policies — Government Grants, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.

Rental Expenses and Property Operating Expenses
Rental expenses and rental expenses as a percentage of real estate revenue, as well as property operating expenses and property operating expenses as a percentage of resident fees and services revenue and grant income, by reportable segment consisted of the following for the periods then ended:

	Years Ended December 31,
	2020		2019		2018
Rental Expenses
Medical office buildings	$22,068,000	33.7%	$17,528,000	32.2%	$9,934,000	28.9%
Senior housing	806,000	9.1%	1,142,000	13.6%	1,214,000	13.5%
Skilled nursing facilities	576,000	4.8%	556,000	4.8%	351,000	8.2%
Total rental expenses	$23,450,000	27.2%	$19,226,000	25.8%	$11,499,000	24.2%
Property Operating Expenses
Senior housing — RIDEA	$60,224,000	87.5%	$37,434,000	81.1%	$30,023,000	81.5%
Total property operating expenses	$60,224,000	87.5%	$37,434,000	81.1%	$30,023,000	81.5%
For the years ended December 31, 2020, 2019 and 2018, property operating expenses primarily consisted of administration and benefits expense of $46,406,000, $28,844,000 and $23,128,000, respectively. The increase in property operating expenses for the year ended December 31, 2020, compared to the corresponding prior year period, is primarily due to the acquisition of seven senior housing — RIDEA facilities subsequent to December 31, 2019 and the transition of five senior housing facilities within Northern California Senior Housing Portfolio to a RIDEA structure in March 2020. Overall, property operating expenses have also significantly increased in 2020 compared to prior years due to labor costs, the single largest expense line item for senior housing — RIDEA facilities, as well as the costs of COVID-19 testing of employees and residents and the costs of PPE and other supplies required as a result of the COVID-19 pandemic. Senior housing — RIDEA facilities typically have a higher percentage of direct operating expenses to revenue than medical office buildings, skilled nursing facilities and leased, non-RIDEA senior housing facilities due to the nature of RIDEA facilities where we conduct day-to-day operations.
General and Administrative
General and administrative expenses consisted of the following for the periods then ended:

	Years Ended December 31,
	2020	2019	2018
Asset management and property management oversight fees — affiliates	$10,063,000	$8,276,000	$4,975,000
Professional and legal fees	3,454,000	3,664,000	1,436,000
Bank charges	678,000	268,000	240,000
Board of directors fees	599,000	255,000	253,000
Bad debt expense	510,000	1,482,000	1,274,000
Transfer agent services	493,000	524,000	362,000
Directors’ and officers’ liability insurance	259,000	244,000	212,000
Franchise taxes	253,000	129,000	100,000
Restricted stock compensation	215,000	207,000	185,000
Other	167,000	186,000	135,000
Total	$16,691,000	$15,235,000	$9,172,000
The increase in general and administrative expenses in 2020 as compared to 2019 is primarily due to the purchase of additional properties in 2019 and 2020 and thus, incurring higher asset management and property management oversight fees to our advisor or its affiliates, as well as $641,000 in professional and legal fees and fees to the special committee of our board related to the investigation and analysis of strategic alternatives. Such increases in general and administrative expenses were partially offset by a decrease in bad debt expense for our accounts receivable as a result of a change in lease accounting guidance in 2019. The increase in general and administrative expenses in 2019 as compared to 2018 was primarily due to the purchase of additional properties in 2018 and 2019 and thus incurring higher asset management and property management oversight fees to our advisor or its affiliates and higher professional and legal fees. General and administrative expenses also increased by $1,731,000 in 2019 as compared to 2018 in connection with transitioning the operations of two senior housing facilities within Lafayette Assisted Living Portfolio and Northern California Senior Housing Portfolio to a RIDEA structure.
Acquisition Related Expenses
For the years ended December 31, 2020 and 2019, acquisition related expenses were $(160,000) and $1,974,000, respectively, which primarily related to net costs recovered or incurred in pursuit of properties that did not result in an acquisition. For the year ended December 31, 2018, acquisition related expenses were $2,795,000, which were related primarily to the acquisition fee paid upon the purchase of 6.0% of the total membership interests in Trilogy REIT Holdings, LLC on October 1, 2018.
Depreciation and Amortization
For the years ended December 31, 2020, 2019 and 2018, depreciation and amortization was $50,304,000, $45,626,000 and $32,658,000, respectively, and consisted primarily of depreciation on our operating properties of $31,563,000, $27,435,000 and $16,723,000, respectively, and amortization on our identified intangible assets of $18,459,000, $18,074,000 and $15,874,000, respectively. Included during the year ended December 31, 2019 is $6,226,000 of amortization expense and $1,013,000 of depreciation expense related to the write-off of lease commissions and tenant improvements, respectively, in connection with the termination of a management services agreement with an operator in February 2019.
Interest Expense
Interest expense, including gain or loss in fair value of derivative financial instruments, consisted of the following for the periods then ended:

	Years Ended December 31,
	2020	2019	2018
Interest expense:
Line of credit and term loans and derivative financial instruments	$17,193,000	$13,014,000	$4,984,000
Mortgage loans payable	793,000	1,030,000	715,000
Amortization of deferred financing costs:
Line of credit and term loans	1,880,000	2,028,000	1,000,000
Mortgage loans payable	40,000	78,000	76,000
Loss in fair value of derivative financial instruments	870,000	4,385,000	—
Amortization of debt discount/premium	49,000	41,000	13,000
Total	$20,825,000	$20,576,000	$6,788,000
The increase in interest expense in 2020 compared to 2019 is primarily related to an increase in debt balances on our line of credit and term loans. Such increase was partially offset by the decrease in loss in fair value recognized on our derivative financial instruments that we entered into in February 2019 and August 2020, as well as the January 2020 payoff of one mortgage loan payable with a principal balance of $7,738,000 and a decline in interest rates on our line of credit and term loans. The increase in interest expense in 2019 compared to 2018 is primarily related to an increase in debt balances on our line of credit and term loans, as well as an increase in loss in fair value recognized on our derivative financial instruments that we entered into in February 2019. See Note 6, Mortgage Loans Payable, Net, Note 7, Line of Credit and Term Loans, and Note 8, Derivative Financial Instruments, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
Impairment of Real Estate Investments
For the year ended December 31, 2020, we recognized an aggregate impairment charge of $3,642,000 on two senior housing facilities within Northern California Senior Housing Portfolio. The remaining carrying values of such facilities were reclassified to properties held for sale. See Note 3, Real Estate Investments, Net, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion. No impairment charges on real estate investments were recognized for the years ended December 31, 2019 and 2018.

Liquidity and Capital Resources
Our sources of funds primarily consist of operating cash flows and borrowings. In the normal course of business, our principal demands for funds are for payment of operating expenses, capital improvement expenditures, interest on our indebtedness, distributions to our stockholders and repurchases of our common stock. We estimate that we will require approximately $10,139,000 to pay interest on our outstanding indebtedness in 2021, based on interest rates in effect as of December 31, 2020, and that we will require $477,507,000 to pay principal on our outstanding indebtedness in 2021. Such principal on our outstanding indebtedness includes $476,900,000 of outstanding principal as of December 31, 2020 on our line of credit and term loans that are scheduled to mature on November 19, 2021; however, we intend to satisfy certain conditions pursuant to the related credit agreement and pay the required fee in order to exercise our option to extend the maturity date for one year. We also require resources to make certain payments to our advisor and its affiliates. See Note 13, Related Party Transactions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K for a further discussion of our payments to our advisor and its affiliates. Generally, cash needs for such items will be met primarily from operations and also through borrowings, as needed. Our total capacity to pay operating expenses, capital improvement expenditures, interest, distributions and repurchases is a function of our current cash position, our borrowing capacity on our line of credit, as well as any future indebtedness that we may incur.
Due to the impact the COVID-19 pandemic has had on the United States and globally, and the uncertainty of the severity and duration of the COVID-19 pandemic and its effects, beginning in March 2020, our board decided to take steps to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects by decreasing our distributions to stockholders and suspending our share repurchase plan. Consequently, our board approved a reduced daily distribution rate for April 2020 through April 2021 equal to $0.001095890 per share of our Class T and Class I common stock, which is equal to an annualized distribution rate of $0.40 per share, a decrease from the annualized rate of $0.60 per share previously paid by us. See the “Distributions” section below for a further discussion. In addition, on March 31, 2020, our board suspended our share repurchase plan with respect to all repurchase requests other than repurchases resulting from the death or qualifying disability of stockholders, beginning with share repurchase requests submitted for repurchase during the second quarter of 2020. Furthermore, in connection with our board’s strategic alternative review process and in order to facilitate a strategic transaction, on March 18, 2021, our board authorized the suspension of the DRIP, effective as of April 1, 2021, and also approved the suspension of our share repurchase plan with respect to all repurchase requests received by us after February 28, 2021, including repurchases resulting from the death or qualifying disability of stockholders. Our board shall determine if and when it is in the best interest of our company and stockholders to reinstate our DRIP or share repurchase plan. As of December 31, 2020, our cash on hand was $17,411,000 and we had $53,100,000 available on our line of credit. We believe that these resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months.
A capital plan for each investment is established upon acquisition that contemplates the estimated capital needs of that investment, including costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include operating cash generated by the investment, capital reserves, a line of credit or other loan established with respect to the investment, other borrowings or additional equity investments from us or joint venture partners. The capital plan for each investment is adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. Based on the budget for the properties we own as of December 31, 2020, we estimate that our discretionary expenditures for capital and tenant improvements could require up to $9,385,000 within the next 12 months. As of December 31, 2020, we had $457,000 of restricted cash in loan impounds and reserve accounts to fund a portion of such capital expenditures.
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

Cash Flows
The following table sets forth changes in cash flows:

	Years Ended December 31,
	2020	2019	2018
Cash, cash equivalents and restricted cash — beginning of period	$15,846,000	$14,590,000	$7,103,000
Net cash provided by operating activities	35,495,000	39,540,000	15,423,000
Net cash used in investing activities	(76,456,000)	(199,934,000)	(411,554,000)
Net cash provided by financing activities	43,240,000	161,650,000	403,618,000
Cash, cash equivalents and restricted cash — end of period	$18,125,000	$15,846,000	$14,590,000
The following summary discussion of our changes in our cash flows is based on our consolidated statements of cash flows appearing elsewhere in this Annual Report on Form 10-K and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
For the years ended December 31, 2020, 2019 and 2018, cash flows provided by operating activities primarily related to the cash flows provided by our property operations and $1,005,000 of grant income, offset by payments of general and administrative expenses. See the “Results of Operations” section above for a further discussion. In general, cash flows provided by operating activities will be affected by the timing of cash receipts and payments.
Investing Activities
For the year ended December 31, 2020, cash flows used in investing activities related primarily to our 2020 property acquisitions in the amount of $68,509,000 and the payment of $8,308,000 for capital expenditures. For the year ended December 31, 2019, cash flows used in investing activities related primarily to our 2019 property acquisitions in the amount of $195,249,000 and the payment of $6,497,000 for capital expenditures. For the year ended December 31, 2018, cash flows used in investing activities related primarily to our 2018 acquisitions in the amount of $355,070,000, our investment in an unconsolidated entity for $48,000,000 and the payment of $4,257,000 for capital expenditures. We anticipate that cash flows used in investing activities will primarily be affected by the timing of capital expenditures, and generally will decrease as compared to prior years as we have substantially completed the acquisition phase of our real estate investment strategy.
Financing Activities
For the year ended December 31, 2020, cash flows provided by financing activities related primarily to net borrowings on our line of credit of $80,100,000, partially offset by $17,837,000 in distributions to our common stockholders, the January 2020 payoff of one mortgage loan payable with a principal balance of $7,738,000 and share repurchases of $6,214,000. For the year ended December 31, 2019, cash flows provided by financing activities related primarily to net borrowings on our line of credit and term loans of $121,800,000 as well as funds raised from investors in our initial offering in the amount of $90,438,000, partially offset by $20,905,000 in distributions to our common stockholders, the payment of offering costs of $19,136,000 in connection with our initial offering and 2019 DRIP Offering and $8,609,000 in share repurchases. For the year ended December 31, 2018, cash flows provided by financing activities related primarily to funds raised from investors in our initial offering in the amount of $254,017,000 and net borrowings on our line of credit and term loans of $190,900,000, partially offset by the payment of offering costs of $19,817,000 in connection with our initial offering, distributions to our common stockholders of $13,989,000, the payment of deferred financing costs of $4,092,000 in connection with our line of credit and mortgage loans payable and $3,312,000 in repurchases of common stock. Overall, we anticipate cash flows from financing activities to decrease in the future since we terminated our initial offering in February 2019.
Distributions
The income tax treatment for distributions reportable for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Years Ended December 31,
	2020		2019		2018
Ordinary income	$5,479,000	14.5%	$10,099,000	21.8%	$11,909,000	37.7%
Capital gain	—	—	—	—	—	—
Return of capital	32,193,000	85.5	36,317,000	78.2	19,673,000	62.3
	$37,672,000	100%	$46,416,000	100%	$31,582,000	100%

Amounts listed above do not include distributions paid on nonvested shares of our restricted common stock, which have been separately reported.
See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions, for a further discussion of our distributions.
Financing
We anticipate that our overall leverage will approximate 50.0% of the combined market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2020, our aggregate borrowings were 39.5% of the combined market value of all of our real estate investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of March 26, 2021 and December 31, 2020, our leverage did not exceed 300% of the value of our net assets.
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
REIT Requirements
In order to maintain our qualification as a REIT for federal income tax purposes, we are required to distribute to our stockholders a minimum of 90.0% of our annual taxable income, excluding net capital gains. Existing Internal Revenue Service, or IRS, guidance includes a safe harbor pursuant to which publicly offered REITs can satisfy the distribution requirement by distributing a combination of cash and stock to stockholders. In general, to qualify under the safe harbor, each stockholder must elect to receive either cash or stock, and the aggregate cash component of the distribution to stockholders must represent at least 20.0% of the total distribution. In May 2020, the IRS issued similar guidance that lowered the cash component of the distribution to 10.0% for dividends declared between April 1, 2020 and December 31, 2020. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collection of receivables, we may seek to obtain capital to pay distributions by means of secured and unsecured debt financing through one or more unaffiliated third parties. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties.
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 10, Commitments and Contingencies, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Debt Service Requirements
A significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of December 31, 2020, we had $18,766,000 ($17,827,000, net of discount/premium and deferred financing costs) of fixed-rate mortgage loans payable outstanding secured by our properties. As of December 31, 2020, we had $476,900,000 outstanding, and $53,100,000 remained available under our line of credit. See Note 6, Mortgage Loans Payable, Net, and Note 7, Line of Credit and Term Loans, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

We are required by the terms of certain loan documents to meet certain reporting requirements and covenants, such as leverage ratios, net worth ratios, debt service coverage ratios and fixed charge coverage ratios. As of December 31, 2020, we were in compliance with all such covenants and requirements on our mortgage loans payable and our line of credit and term loans. As of December 31, 2020, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps, was 3.38% per annum.
Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our line of credit and term loans; (ii) interest payments on our mortgage loans payable and our line of credit and term loans; and (iii) ground lease obligations as of December 31, 2020:

	Payments Due by Period
	2021	2022-2023	2024-2025	Thereafter	Total
Principal payments — fixed-rate debt	$607,000	$1,331,000	$6,589,000	$10,239,000	$18,766,000
Interest payments — fixed-rate debt	729,000	1,370,000	1,113,000	4,969,000	8,181,000
Principal payments — variable-rate debt	476,900,000	—	—	—	476,900,000
Interest payments — variable-rate debt (based on rates in effect as of December 31, 2020)	9,410,000	—	—	—	9,410,000
Ground lease obligations	523,000	1,056,000	1,072,000	46,565,000	49,216,000
Total	$488,169,000	$3,757,000	$8,774,000	$61,773,000	$562,473,000
Off-Balance Sheet Arrangements
As of December 31, 2020, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Inflation
During the year ended December 31, 2020, inflation has not significantly affected our operations because of the moderate inflation rate; however, we expect to be exposed to inflation risk as income from future long-term tenant leases will be the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions include negotiated rental increases, reimbursement billings for operating expense pass-through charges, and real estate tax and insurance reimbursements. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.
Related Party Transactions
For a discussion of related party transactions, see Note 13, Related Party Transactions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as funds from operations, a non-GAAP measure, which we believe to be an appropriate supplemental performance measure to reflect the operating performance of a REIT. The use of funds from operations is recommended by the REIT industry as a supplemental performance measure, and our management uses funds from operations attributable to controlling interest, or FFO, to evaluate our performance over time. FFO is not equivalent to our net income (loss) as determined under GAAP.
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
We define MFFO, a non-GAAP measure, consistent with the Practice Guideline issued by the IPA. The Practice Guideline defines modified funds from operations as funds from operations further adjusted for the following items included in the determination of GAAP net income (loss): expensed acquisition fees and costs; amounts relating to deferred rent and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income (loss); gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan; unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting; and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect modified funds from operations on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline described above.
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
For the year ended December 31, 2020, we recognized government grants through economic stimulus programs of the CARES Act as grant income and within income or loss from an unconsolidated entity. Such amounts were established for eligible healthcare providers to preserve liquidity in response to the impact of the COVID-19 pandemic. See the “Results of Operations” section above for a further discussion. The government grants helped mitigate some of the negative impact that the COVID-19 pandemic had on our financial condition and results of operations. Without such relief proceeds, the COVID-19 pandemic impact would have had a material adverse impact to our FFO and MFFO. For the year ended December 31, 2020, FFO would have been approximately $34,124,000, excluding government grants recognized. For the year ended December 31, 2020, MFFO would have been approximately $31,054,000, excluding government grants recognized.
The following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the periods presented below:

	Years Ended December 31,
	2020	2019	2018	2017	2016
Net (loss) income	$(18,942,000)	$(18,851,000)	$(8,586,000)	$508,000	$(5,474,000)
Add:
Depreciation and amortization related to real estate — consolidated properties	50,304,000	45,626,000	32,658,000	13,639,000	1,252,000
Depreciation and amortization related to real estate — unconsolidated entity	3,517,000	3,365,000	891,000	—	—
Impairment of real estate investments — consolidated properties	3,642,000	—	—	—
Impairments and gain on disposition of real estate investments, net — unconsolidated entity	78,000	—	—	—	—
Net loss attributable to noncontrolling interests	885,000	82,000	232,000	33,000	—
Less:
Depreciation, amortization and impairments — noncontrolling interests	(980,000)	(113,000)	(272,000)	(46,000)	—
FFO attributable to controlling interest	$38,504,000	$30,109,000	$24,923,000	$14,134,000	$(4,222,000)

Acquisition related expenses(1)	$(160,000)	$1,974,000	$2,795,000	$655,000	$4,745,000
Amortization of above- and below-market leases(2)	132,000	(207,000)	(165,000)	(143,000)	(29,000)
Change in deferred rent(3)	(4,207,000)	(2,925,000)	(3,029,000)	(1,705,000)	(207,000)
Loss in fair value of derivative financial instruments(4)	870,000	4,385,000	—	—	—
Adjustments for unconsolidated entity(5)	301,000	486,000	99,000	—	—
Adjustments for noncontrolling interests(5)	(6,000)	—	—	—	—
MFFO attributable to controlling interest	$35,434,000	$33,822,000	$24,623,000	$12,941,000	$287,000
Weighted average Class T and Class I common shares outstanding — basic and diluted	80,661,645	78,396,077	54,847,197	27,754,701	3,131,466
Net (loss) income per Class T and Class I common share — basic and diluted	$(0.23)	$(0.24)	$(0.16)	$0.02	$(1.75)
FFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$0.48	$0.38	$0.45	$0.51	$(1.35)
MFFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$0.44	$0.43	$0.45	$0.47	$0.09

_________
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
For the year ended December 31, 2020, we recognized government grants through economic stimulus programs of the CARES Act as grant income. The government grants helped mitigate some of the negative impact that the COVID-19 pandemic had on our financial condition and results of operations. For the year ended December 31, 2020, NOI would have been approximately $70,440,000, excluding government grants recognized.

To facilitate understanding of this financial measure, the following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to NOI for the periods presented below:

	Years Ended December 31,
	2020	2019	2018	2017	2016
Net (loss) income	$(18,942,000)	$(18,851,000)	$(8,586,000)	$508,000	$(5,474,000)
General and administrative	16,691,000	15,235,000	9,172,000	4,338,000	1,221,000
Acquisition related expenses	(160,000)	1,974,000	2,795,000	655,000	4,745,000
Depreciation and amortization	50,304,000	45,626,000	32,658,000	13,639,000	1,252,000
Interest expense	20,825,000	20,576,000	6,788,000	2,699,000	514,000
Impairment of real estate investments	3,642,000	—	—	—	—
(Income) loss from unconsolidated entity	(629,000)	(267,000)	110,000	—	—
Other income	(286,000)	(175,000)	(11,000)	(1,000)	—
Income tax (benefit) expense	—	(8,000)	8,000	—	—
Net operating income	$71,445,000	$64,110,000	$42,934,000	$21,838,000	$2,258,000
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk. There were no material changes in our market risk exposures between the years ended December 31, 2020, 2019 and 2018.
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
We have entered into and may continue to enter into derivative financial instruments such as interest rate swaps in order to mitigate our interest rate risk on a related financial instrument. We do not apply hedge accounting treatment to these derivatives; therefore, changes in the fair value of interest rate derivative financial instruments are recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying consolidated statements of operations. As of December 31, 2020, our interest rate swap liabilities are recorded in our accompanying consolidated balance sheets at their aggregate fair value of $5,255,000. We will not enter into derivatives or interest rate transactions for speculative purposes.
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
As of December 31, 2020, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Fixed-rate debt — principal payments	$607,000	$651,000	$680,000	$711,000	$5,878,000	$10,239,000	$18,766,000	$22,052,000
Weighted average interest rate on maturing fixed-rate debt	4.60%	4.49%	4.49%	4.50%	3.85%	3.83%	3.93%	—
Variable-rate debt — principal payments	$476,900,000	$—	$—	$—	$—	$—	$476,900,000	$477,651,000
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of December 31, 2020)	2.12%	—%	—%	—%	—%	—%	2.12%	—
Mortgage Loans Payable, Net and Line of Credit and Term Loans
Mortgage loans payable was $18,766,000 ($17,827,000, net of discount/premium and deferred financing costs) as of December 31, 2020. As of December 31, 2020, we had three fixed-rate mortgage loans payable with interest rates ranging from 3.67% to 5.25% per annum. In addition, as of December 31, 2020, we had $476,900,000 outstanding under our line of credit and term loans at a weighted-average interest rate of 2.12% per annum.
As of December 31, 2020, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps, was 3.38% per annum. An increase in the variable interest rate on our variable-rate line of credit and term loans constitutes a market risk. As of December 31, 2020, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on our variable-rate line of credit and term loans by $922,000, or 5.13% of total annualized interest expense on our mortgage loans payable and our line of credit and term loans. See Note 6, Mortgage Loans Payable, Net, and Note 7, Line of Credit and Term Loans, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
Other Market Risk
In addition to changes in interest rates, the value of our investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.
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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2020 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2020, were effective at the reasonable assurance level.
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
Based on our evaluation under the Internal Control-Integrated Framework issued in 2013, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
(c) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
The following table and biographical descriptions set forth certain information with respect to the individuals who are our executive officers and directors:

Name	Age*	Position
Jeffrey T. Hanson	50	Chief Executive Officer and Chairman of the Board of Directors
Danny Prosky	55	President, Chief Operating Officer
Brian S. Peay	55	Chief Financial Officer
Mathieu B. Streiff	45	Executive Vice President, General Counsel
Stefan K. L. Oh	50	Executive Vice President — Acquisitions
Cora Lo	46	Secretary and Assistant General Counsel
Brian J. Flornes	57	Independent Director
Dianne Hurley	58	Independent Director
Wilbur H. Smith III	48	Independent Director
Richard S. Welch	50	Director
_________
*As of March 26, 2021
Jeffrey T. Hanson has served as our Chief Executive Officer and Chairman of the board since January 2015. He is also one of the founders and owners of AHI Group Holdings, LLC, or AHI Group Holdings, an investment management firm that owns a 47.1% controlling interest in American Healthcare Investors. Since December 2014, Mr. Hanson has also served as Managing Director of American Healthcare Investors, which serves as one of our co-sponsors and indirectly owns a majority interest in Griffin-American Healthcare REIT Advisor IV, LLC, or our advisor. Mr. Hanson has also served as Chief Executive Officer and Chairman of the Board of Directors of GA Healthcare REIT III, since January 2013 and previously served as Chief Executive Officer and Chairman of the Board of Directors of Griffin-American Healthcare REIT II, Inc., or GA Healthcare REIT II, from January 2009 to December 2014. He also served as Executive Vice President of Griffin-American Healthcare REIT Sub-Advisor, LLC, or Griffin-American Healthcare REIT Advisor, from November 2011 to December 2014. He served as the Chief Executive Officer of Grubb & Ellis Healthcare REIT Advisor, LLC, or Grubb & Ellis Healthcare REIT Advisor, from January 2009 to November 2011 and as the Chief Executive Officer and President of Grubb & Ellis Equity Advisors, LLC, or Grubb & Ellis Equity Advisors, from June 2009 to November 2011. He also served as the President and Chief Investment Officer of Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, from January 2008 and November 2007, respectively, until November 2011. He also served as the Executive Vice President, Investment Programs, of Grubb & Ellis Company, or Grubb & Ellis, from December 2007 to November 2011 and served as Chief Investment Officer of several investment management subsidiaries within Grubb & Ellis’ organization from July 2006 to November 2011. From 1997 to July 2006, prior to Grubb & Ellis’ merger with NNN Realty Advisors, Inc., or NNN Realty Advisors, in December 2007, Mr. Hanson served as Senior Vice President with Grubb & Ellis’ Institutional Investment Group in the firm’s Newport Beach office. While with that entity, he managed investment sale assignments throughout the Western United States, with a significant focus on leading acquisitions and dispositions on healthcare-related properties, for major private and institutional clients. During that time, he also served as a member of the Grubb & Ellis President’s Counsel and Institutional Investment Group Board of Advisors. Additionally, from December 2015 to November 2016, Mr. Hanson served as a member of the board of directors of Trilogy Investors, LLC, or Trilogy. Mr. Hanson received a B.S. degree in Business from the University of Southern California with an emphasis in Real Estate Finance.
Our board selected Mr. Hanson to serve as a director because he is our Chief Executive Officer and has served in various executive roles with a focus on property management and property acquisitions. Mr. Hanson has insight into the development, marketing, finance, and operations aspects of our company. He has knowledge of the real estate and healthcare industries and relationships with chief executives and other senior management at real estate and healthcare companies. Our board believes that Mr. Hanson brings an important perspective to our board.

Danny Prosky has served as our President and Chief Operating Officer since January 2015. Mr. Prosky also served as our Interim Chief Financial Officer from October 2015 to June 2016. He is also one of the founders and owners of AHI Group Holdings. Since December 2014, Mr. Prosky has also served as Managing Director of American Healthcare Investors. Mr. Prosky has also served as President and Chief Operating Officer of GA Healthcare REIT III since January 2013, as its Interim Chief Financial Officer from August 2015 to June 2016, and as one of its directors since December 2014. Mr. Prosky previously served as President, Chief Operating Officer and a director of GA Healthcare REIT II from January 2009 to December 2014 and as Executive Vice President of Griffin-American Healthcare REIT Advisor from November 2011 to December 2014. He served as the President and Chief Operating Officer of Grubb & Ellis Healthcare REIT Advisor from January 2009 to November 2011 and as Executive Vice President and Secretary of Grubb & Ellis Equity Advisors Property Management, Inc. from June 2011 to November 2011. He also served as the Executive Vice President, Healthcare Real Estate of Grubb & Ellis Equity Advisors from September 2009 to November 2011, having served as Executive Vice President, Healthcare Real Estate and Managing Director, Healthcare Properties of several investment management subsidiaries within the Grubb & Ellis organization from March 2006 to November 2011, and was responsible for all medical property acquisitions, management and dispositions. He served as the Executive Vice President — Acquisitions of Grubb & Ellis Healthcare REIT, Inc. (now known as Healthcare Trust of America, Inc.) from April 2008 to June 2009, having served as its Vice President — Acquisitions from September 2006 to April 2008. Mr. Prosky previously worked for HCP, Inc. (now known as Healthpeak Properties, Inc.), or HCP, a publicly traded healthcare REIT, where he served as the Assistant Vice President — Acquisitions & Dispositions from February 2005 to March 2006 and as Assistant Vice President — Asset Management from November 1999 to February 2005. From 1992 to 1999, he served as the Manager, Financial Operations, Multi-Tenant Facilities for American Health Properties, Inc. Additionally, since December 2015, Mr. Prosky has also served as a member of the board of directors of Trilogy. Mr. Prosky received a B.S. degree in Finance from the University of Colorado and an M.S. degree in Management from Boston University.
Brian S. Peay has served as our Chief Financial Officer since June 2016. He has also served as Executive Vice President and Chief Financial Officer of American Healthcare Investors and as Chief Financial Officer of GA Healthcare REIT III since June 2016. Mr. Peay served as Chief Financial Officer of Veritas Investments, Inc., located in San Francisco, California, one of the largest owners and operators of rent-controlled apartments in the San Francisco Bay Area, from September 2015 to May 2016, where he was responsible for the financial planning, corporate budgeting, tax structuring and management of the accounting function of the company. Mr. Peay previously served as Vice President Finance & Sales Ops of MobileIron, Inc., located in Mountain View, California, a leader in security and management for mobile devices, applications and documents, from October 2013 to September 2015. Mr. Peay served as Chief Financial Officer of Glenborough, LLC from November 2006 to March 2012, and prior to its purchase by Morgan Stanley Real Estate Fund V, Mr. Peay also previously served in executive capacities including Chief Financial Officer, SVP — Joint Ventures (Business Development), Chief Accounting Officer and VP Finance with Glenborough Realty Trust, Inc., a real estate investment and management company focused on the acquisition, management and leasing of high quality commercial properties in major markets across the country, from November 1997 to November 2006, where he was responsible for the finance, accounting and reporting, risk management, information technology and human resource functions of the company. Prior to Glenborough Realty Trust, Inc., Mr. Peay served as Chief Financial Officer & Director of Research at Cliffwood Partners, L.P. from August 1995 to November 1997. Mr. Peay also served as Manager at Kenneth Leventhal & Co., a certified public accounting firm specializing in real estate that subsequently merged with Ernst & Young LLP, from August 1988 to August 1995. Mr. Peay received a B.S. degree in Business Economics from the University of California, Santa Barbara. Mr. Peay became a Certified Public Accountant in the State of California in 1992; his current status is not practicing.
Mathieu B. Streiff has served as our Executive Vice President and General Counsel since January 2015. He is also one of the founders and owners of AHI Group Holdings. Mr. Streiff has also served as Managing Director since December 2014, and General Counsel from December 2014 to December 2019, of American Healthcare Investors. He has also served as Executive Vice President, General Counsel of GA Healthcare REIT III since July 2013, having served as its Executive Vice President from January 2013 to July 2013. Mr. Streiff served as Executive Vice President, General Counsel of GA Healthcare REIT II from September 2013 to December 2014, having served as its Executive Vice President from January 2012 to September 2013. He also has served as Executive Vice President of Griffin-American Healthcare REIT Advisor from November 2011 to December 2014. Mr. Streiff served as General Counsel, Executive Vice President and Secretary of Grubb & Ellis from October 2010 to June 2011. Mr. Streiff joined Grubb & Ellis Realty Investors in March 2006 as the firm’s real estate counsel responsible for structuring and negotiating property acquisitions, financings, joint ventures and disposition transactions. He was promoted to Chief Real Estate Counsel and Senior Vice President, Investment Operations in March 2009 and served in that position until October 2010. In this role, his responsibility was expanded to include the structuring and strategic management of the company’s securitized real estate investment platforms. From September 2002 until March 2006, Mr. Streiff was an associate in the real estate department of Latham & Watkins LLP in New York, New York. Additionally, since December 2015, Mr. Streiff has also served as a member of the board of directors of Trilogy. Mr. Streiff received a B.S. degree in

Environmental Economics and Policy from the University of California, Berkeley and a J.D. degree from Columbia University Law School. He is a member of the New York State Bar Association.
Stefan K.L. Oh has served as our Executive Vice President of Acquisitions since October 2015, having previously served as our Senior Vice President of Acquisitions since January 2015. Mr. Oh has also served as Executive Vice President, Acquisitions of GA Healthcare REIT III since October 2015, having previously served as its Senior Vice President, Acquisitions since January 2013. Mr. Oh has also served as Executive Vice President, Acquisitions of American Healthcare Investors since October 2015, having previously served as its Senior Vice President, Acquisitions since December 2014. Mr. Oh also served as Senior Vice President — Acquisitions of GA Healthcare REIT II from January 2009 to December 2014 and as Senior Vice President, Acquisitions of AHI Group Holdings from January 2012 to December 2014. Mr. Oh served as the Senior Vice President, Healthcare Real Estate of Grubb & Ellis Equity Advisors from January 2010 to January 2012, having served in the same capacity for Grubb & Ellis Realty Investors since June 2007, where he had been responsible for the acquisition and management of healthcare real estate. Prior to joining Grubb & Ellis, from August 1999 to June 2007, Mr. Oh worked for HCP, where he served as Director of Asset Management and later as Director of Acquisitions. From 1997 to 1999, he worked as an auditor and project manager for Ernst & Young AB in Stockholm, Sweden and from 1993 to 1997 as an auditor within Ernst & Young LLP’s EYKL Real Estate Group in Los Angeles, California. Mr. Oh received a B.S. degree in Accounting from Pepperdine University and is a Certified Public Accountant in the State of California (inactive).
Cora Lo has served as our Assistant General Counsel since December 2015 and has also served as our Secretary since January 2015. Ms. Lo has also served as Senior Vice President, Assistant General Counsel — Corporate of American Healthcare Investors since December 2015, having previously served as its Senior Vice President, Securities Counsel since December 2014. Ms. Lo has also served as Assistant General Counsel of GA Healthcare REIT III since December 2015 and has also served as its Secretary since January 2013. Ms. Lo served as Secretary of GA Healthcare REIT II from November 2010 to December 2014, having previously served as its Assistant Secretary from March 2009 to November 2010. Ms. Lo also served as Senior Vice President, Securities Counsel of AHI Group Holdings from January 2012 to December 2014. Ms. Lo served as Senior Corporate Counsel for Grubb & Ellis from December 2007 to January 2012, having served as Senior Corporate Counsel and Securities Counsel for Grubb & Ellis Realty Investors since January 2007 and December 2005, respectively. She also served as the Assistant Secretary of Grubb & Ellis Apartment REIT, Inc. (later known as Landmark Apartment Trust, Inc.) from June 2008 to November 2010. From September 2002 to December 2005, Ms. Lo served as General Counsel of I/OMagic Corporation, a publicly traded company. Prior to 2002, Ms. Lo practiced as a private attorney specializing in corporate and securities law. Ms. Lo also interned at the United States Securities and Exchange Commission, or SEC, Division of Enforcement in 1998. Ms. Lo received a B.A. degree in Political Science from University of California, Los Angeles and received a J.D. degree from Boston University. Ms. Lo is a member of the California State Bar Association.
Dianne Hurley has served as one of our independent directors and our audit committee chairwoman since February 2016. She has also served as our special committee chairwoman since October 2020. Ms. Hurley also serves as an independent director and audit committee member of AG Mortgage Investment Trust located in New York, New York, since December 2020. Prior, Ms. Hurley was an independent director and audit committee chairwoman of CC Real Estate Income Fund located in New York, New York, from March 2016 until its liquidation in August of 2020, and an independent director and nominating and corporate governance committee member of NorthStar Realty Europe, located in New York, New York, from August 2016 until its sale in October of 2019, and an independent director and audit committee member of NorthStar/RXR New York Metro Income, Inc. located in New York, New York, from February 2015 until December 2018. Ms. Hurley serves as the Chief Financial and Operations Officer of Moravian Academy in Bethlehem, Pennsylvania. Prior, she was the Chief Administrative Officer of A&E Real Estate, located in New York, New York, an owner/operator of multifamily properties, where she worked on the firm’s business and administrative management from March 2017 until June 2020. From January 2015 to present, Ms. Hurley has also worked as an operational consultant to startup asset management firms including BayPine Capital located in Boston, Massachusetts, a large cap digital private equity firm, Stonecourt Capital located in New York, New York, a middle-market growth private equity firm, Imperial Companies located in New York, New York, a real estate private investment firm, and RedBird Capital Partners located in New York, New York, a principal investing firm focused on growth equity, build ups and structured equity investments. Previously, Ms. Hurley served from November 2011 to January 2015 as Managing Director of SG Partners, located in New York, New York, a boutique executive search firm. From September 2009 to November 2011, Ms. Hurley served as the Chief Operating Officer, Global Distribution, at Credit Suisse Asset Management, where she was responsible for overall management of the sales business, strategic initiatives, financial and client reporting and regulatory and compliance oversight. From 2004 to September 2009, Ms. Hurley served as the founding Chief Administrative Officer of TPG-Axon Capital, where she was responsible for investor relations and fundraising, human capital management, compliance policy implementation, joint venture real estate investments and corporate real estate. Earlier in her career, Ms. Hurley worked in the real estate department at Goldman Sachs. Ms. Hurley holds a Bachelor of Arts from Harvard University in Cambridge, Massachusetts and a Master of Business Administration from Yale School of Management, New Haven, Connecticut.

Our board selected Ms. Hurley to serve as a director in part due to her financial expertise, particularly in the real estate industry. Our board believes that her service on the board of several REITs, as well as her finance, operations, regulatory and compliance experience, will bring valuable insight to us, particularly in her role as the audit committee chairwoman and audit committee financial expert. With her extensive background in real estate finance and real estate operations, Ms. Hurley brings valuable business skills to our board.
Brian J. Flornes has served as one of our independent directors since February 2016. He has also served as a member of our special committee since October 2020. Mr. Flornes served as the Chief Executive Officer of Vintage Senior Living, or Vintage, from June 2010 to September 2018, having co-founded the company in 1998 and served as its Co-Chief Executive Officer from inception to June 2010. Vintage, located in Newport Beach, California, owned and operated senior housing communities specializing in independent senior living, assisted living and memory care services for Alzheimer’s and other dementia with 24 communities in California and Washington. Vintage grew to be one of the largest assisted living providers in California and consistently ranked in the “Top 50” owners and operators of senior housing across the nation, according to the Assisted Living Federation of America. Vintage sold the majority of its portfolio of communities in 2016, which encompassed in excess of 3,200 resident units with more than 2,000 associates. Since February 2006, Mr. Flornes has been responsible for a direct joint-venture relationship with one of the nation’s largest pension funds. The joint venture, with $325 million of committed capital, has acquired 19 senior living communities and net asset value has grown to more than 2.5 times invested capital. From 1995 to 1998, Mr. Flornes served as Founder and Principal of American Housing Concepts, a real estate development firm directly associated with ARV Assisted Living, one of the largest senior living providers in the early 1990s. Prior to American Housing Concepts, Mr. Flornes served in several roles and ultimately as President of Development, from 1992 to 1995, of ARV Assisted Living. Throughout his career, Mr. Flornes has directly contributed to the acquisition and development of more than 8,000 units of senior living in 11 states and has been responsible for $1.5 billion in financing. Mr. Flornes was a longstanding member of the American Senior Housing Association and also served on the board of the California Assisted Living Association. Mr. Flornes is a member of the World Presidents’ Organization. Mr. Flornes received a B.A. degree in Communication as well as an M.B.A. degree from Loyola Marymount University.
Our board selected Mr. Flornes to serve as a director because of his particular experience with the acquisition, development, operation and financing of healthcare-related properties and senior housing communities. He has significant knowledge of, and relationships within, the real estate and healthcare industries, due in part to his 30 years of industry experience managing all aspects of senior living. Mr. Flornes’ vast real estate experience in senior living also enhances his ability to contribute insight on achieving our investment objectives. Our board believes that this experience will bring valuable knowledge and operational expertise to our board.
Wilbur H. Smith III has served as one of our independent directors and a member of our audit committee since February 2016. He has also served as a member of our special committee since October 2020. Mr. Smith is the Chief Executive Officer, President and Founder of Greenlaw Partners, LLC, a full-service real estate development and operating company, and Greenlaw Management, Inc., a commercial property management company, collectively known as Greenlaw, which are located in Irvine, California and which he founded in March 2003. Mr. Smith personally oversees all aspects of Greenlaw’s acquisition, operations and investment development/redevelopment programs. Since inception and under Mr. Smith’s leadership, Greenlaw has completed in excess of $5.0 billion in acquisitions and dispositions of commercial real estate properties. The majority of Greenlaw assets have been in joint ventures with leading global institutional groups including Walton Street, Westbrook, Cigna, UBS, Guggenheim, Cross Harbor and Cerberus. Currently, Greenlaw owns and manages a joint venture portfolio in California approaching $3.0 billion in value that has approximately 10,000,000 square feet of buildings primarily comprised of office, industrial, retail, medical office and multifamily assets. Prior to Greenlaw, Mr. Smith served as Vice President of Newport Beach based Makar Properties from 1999 to 2003. Mr. Smith also served as Trustee of Partners Real Estate Investment Trust from June 2013 to December 2013 and since 2012 has served on the Board of California Waterfowl Association. Mr. Smith is an active member of Young Presidents Organization (YPO) and currently serves on the board of the Orange County Gold Chapter. In addition, Mr. Smith is a founding member of Tiger21 Orange County Chapter and sits on the executive board of the University of Southern California Lusk Center for Real Estate as well as on the University of Southern California Price School of Public Policy Advisory Board for the Bachelor of Science in Real Estate Development. Mr. Smith is a licensed California real estate broker and received a B.S. degree in Agriculture from California Polytechnic State University, San Luis Obispo, and earned a Master’s degree in Real Estate Development from the University of Southern California.
Our board selected Mr. Smith to serve as a director due to his vast experience in the acquisition, operations, investment and disposition of commercial real estate as well as his experience with a number of leading global institutions through joint ventures, matching acquisitions with the appropriate investment structures/channels. Mr. Smith’s experience in the commercial real estate industry, capital markets and real estate operations enhances his ability to contribute to our investment strategies and help us achieve our investment objectives. Our board believes his executive experience in the real estate industry will bring strong financial and operational expertise to our board.

Richard S. Welch has served as one of our directors since January 2018. Mr. Welch has also served on the Executive Committee of American Healthcare Investors since April 2017, and on the investment committee of our advisor since April 2017. Mr. Welch has served as a Managing Director at Colony Capital, located in Los Angeles, California, responsible for managing certain financial and operational aspects of Colony Capital’s investment portfolio and operating businesses, which have included various healthcare investments, since July 2007. Beginning in April 2017, Mr. Welch assumed oversight of Colony Capital’s healthcare portfolio. Prior to joining the Colony Capital business in 2005, Mr. Welch was a Vice President in the Investment Banking Division of Goldman, Sachs & Co., focusing on mergers and acquisitions and debt and equity financings for companies in the real estate, retail, and consumer product industries. Mr. Welch has also served as an independent director and member of the audit and compensation committees of BBQ Holdings, Inc. (NASDAQ: BBQ) since May 2018. He has also served as the Chairman of NorthStar Healthcare Income, Inc., located in New York, New York, since November 2020. Mr. Welch received a B.S. degree in Accounting from University of Southern California and an M.B.A. degree from The Wharton School, University of Pennsylvania and is a Certified Public Accountant in the State of California (inactive).
Our board selected Mr. Welch to serve as a director due to his many years of experience in commercial real estate, as well as debt and equity financing. Mr. Welch’s extensive knowledge of managing and operating real estate investment portfolios, including in the healthcare industry, and capital markets expertise are significant assets to our company. Based on Mr. Welch’s experience, our board believes that Mr. Welch brings valuable business skills to our board.
Key Officers
The following table and biographical descriptions set forth certain information with respect to the individuals who are our non-executive key officers:

Name	Age*	Position
Kenny Lin	44	Vice President, Accounting & Finance
Wendie Newman	57	Vice President of Asset Management
Gabriel M. Willhite	40	Assistant General Counsel — Transactions
_________
*As of March 26, 2021
Kenny Lin has served as our Vice President, Accounting & Finance since September 2020. He has also served as Executive Vice President, Accounting & Finance of American Healthcare Investors since February 2020 and prior to that served as Senior Vice President, Accounting & Finance, Vice President, Accounting & Finance and Director, Accounting & Finance of American Healthcare Investors from November 2012 to February 2020, respectively. Mr. Lin has also served as Vice President, Accounting & Finance of GA Healthcare REIT III since September 2020. Mr. Lin previously served as Chief Financial Officer of Mobilitie, LLC, a privately-owned telecommunications infrastructure company based in Newport Beach, California, since 2012 and prior to that date, he served as Chief Accounting Officer and Director of Financial Reporting since October 2010 and April 2008, respectively, where he oversaw the accounting, taxation, financial reporting and human resources functions of the company. Prior to joining Mobilitie, LLC, Mr. Lin was a Senior Accountant at Grubb & Ellis in Santa Ana, California, from June 2005 until April 2008, where he was responsible for managing financial reporting and was integral to the consolidation aspects of Grubb & Ellis’ merger with NNN Realty Advisors. Throughout his career, Mr. Lin has served in various financial accounting roles within publicly traded companies, including Johnson & Johnson, Bank of New York Mellon Corp. and STAAR Surgical Company. Mr. Lin received a B.S. degree in Accounting from California State University, Los Angeles and a Master’s degree in Accounting from the University of Southern California. Mr. Lin is a Certified Public Accountant in the State of California, and he is also a Certified Financial Planner and Certified Management Accountant.
Wendie Newman has served as our Vice President of Asset Management since June 2017. She has also served as Executive Vice President of Asset Management of American Healthcare Investors since December 2016. Ms. Newman has also served as Vice President of Asset Management of GA Healthcare REIT III since June 2017. Ms. Newman previously served as Senior Vice President of Lillibridge Healthcare Services, located in Chicago, Illinois, a wholly owned subsidiary of Ventas, Inc., or Ventas, one of the leading publicly traded REITs, from June 2011 to November 2016, where she was responsible for the financial performance of the medical office building assets within the western region portfolio. Prior to it being acquired by Ventas, Ms. Newman served as Senior Asset Manager of Nationwide Health Properties, a publicly traded REIT that invested in healthcare-related assets, from June 2008 to May 2011. Ms. Newman also served as Vice-President, Asset Manager of PM Realty Group, one of the leading providers of property management services, from March 2005 to April 2008, where she was responsible for the asset management of a portfolio consisting of office, industrial and retail properties. Prior to PM Realty Group, Ms. Newman served as Regional Manager of Sares-Regis Group, from January 2004 to February 2005. Ms. Newman also previously served in property manager roles with CB Richard Ellis, Inc., Greystone Group LLC, and Fairfield Properties,

Inc. during her career. Ms. Newman received a B.S. degree in Business Administration from the University of Southern California and an M.B.A. degree in Finance from California State University, Long Beach. Ms. Newman is a Certified Property Manager and member of the Institute of Real Estate Management.
Gabriel M. Willhite has served as our Assistant General Counsel — Transactions since January 2020. He has also served as Executive Vice President, General Counsel of American Healthcare Investors since January 2020 and prior to that served as Senior Vice President, Assistant General Counsel — Transactions of American Healthcare Investors since April 2016. Mr. Willhite has also served as Assistant General Counsel — Transactions of GA Healthcare REIT III since January 2020. From November 2012 until April 2016, Mr. Willhite served as Legal Counsel for Sabal Financial Group, L.P., a real estate and finance company based in Newport Beach, California which was a subsidiary of Oaktree Capital Management, where he was responsible for overseeing portfolio acquisitions, financings, joint ventures, dispositions and strategic workout transactions. Prior to joining Sabal Financial Group, Mr. Willhite was an associate in the transactional practice group of Greenberg Traurig, LLP in Irvine, California. Mr. Willhite received a B.A. degree in Political Science and Communication from the University of Southern California and a J.D. degree from University of Minnesota Law School. He is a member of the California State Bar Association.
There are no family relationships among any non-executive key officers, directors and executive officers. Each of our directors and executive and non-executive key officers has stated that there is no arrangement or understanding of any kind between him or her and any other person pursuant to which he or she was selected as a director or executive or non-executive key officer.
Board Leadership Structure
Jeffrey T. Hanson serves as both our Chairman of the Board of Directors and Chief Executive Officer. Our independent directors have determined that the most effective leadership structure for our company at the present time is for our Chief Executive Officer to also serve as our Chairman of the Board of Directors. Our independent directors believe that because our Chief Executive Officer is ultimately responsible for our day-to-day operations and for executing our business strategy, and because our performance is an integral part of the deliberations of our board, our Chief Executive Officer is the director best qualified to act as Chairman of the Board of Directors. Our board retains the authority to modify this structure to best address our unique circumstances, and so advance the best interests of all stockholders, as and when appropriate. In addition, although we do not have a lead independent director, our board believes that the current structure is appropriate, as we have no employees and are externally managed by our advisor, whereby all operations are conducted by our advisor or its affiliates.
Our board also believes, for the reasons set forth below, that its existing corporate governance practices achieve independent oversight and management accountability, which is the goal that many companies seek to achieve by separating the roles of Chairman of the Board of Directors and Chief Executive Officer. Our governance practices provide for strong independent leadership, independent discussion among directors and for independent evaluation of, and communication with, many members of senior management. These governance practices are reflected in our Code of Business Conduct and Ethics, as amended, or our Code of Ethics. Some of the relevant processes and other corporate governance practices include:
•A majority of our directors are independent directors. Each director is an equal participant in decisions made by our full board. In addition, all matters that relate to our co-sponsors, our advisor or any of their affiliates must be approved by a majority of our independent directors. The audit committee is comprised entirely of independent directors.
•Each of our directors is elected annually by our stockholders.
Committees of our Board of Directors
Our board has established an audit committee and a special committee and may establish other committees it deems appropriate to address specific areas in more depth than may be possible at a full board meeting, provided that the majority of the members of each committee are independent directors.
Audit Committee. We have established an audit committee which consists of all of our independent directors, Mr. Flornes, Ms. Hurley and Mr. Smith, with Ms. Hurley serving as the chairwoman of the audit committee and audit committee financial expert. The audit committee has adopted a charter, which is available to our stockholders at http://www.healthcarereitiv.com. The audit committee held five meetings during the fiscal year ended December 31, 2020. Our audit committee’s primary function is to assist the board in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls which management has established, and the audit and financial reporting process. The audit committee: (1) has direct responsibility for appointing and overseeing an independent registered public accounting firm registered with the Public Company Accounting Oversight Board to serve as our independent auditors; (2) reviews the plans and results of the audit engagement with our independent registered public accounting firm; (3) approves audit and non-audit professional services (including the fees and terms thereof) provided by, and the independence of, our independent registered public accounting firm; and (4) consults with our independent registered public accounting firm regarding the adequacy of our internal controls. Pursuant to our audit committee charter, the audit committee will be comprised solely of independent directors.
Special Committee. In October 2020, our board established a special committee which consists of all of our independent directors, Ms. Hurley and Messrs. Flornes and Smith, with Ms. Hurley serving as the chairwoman of the special committee. Our special committee’s function is limited to the investigation and analyses of strategic alternatives, including but not limited to, the sale of our assets, a listing of our shares on a national securities exchange, or a merger with another entity, including a merger with another unlisted entity that we expect would enhance our value. See our Current Report on Form 8-K filed with the SEC on March 19, 2021 for more information.
Acquisition Committee. We currently do not have, but we may have in the future, an acquisition committee comprised of members of our board to approve acquisitions that do not require approval by the full board. However, properties and real estate-related investments may be acquired from our co-sponsors, our advisor, our directors and their respective affiliates only if a majority of our board, including a majority of our independent directors, not otherwise interested in the transaction approve the transaction as being fair and reasonable to our company and at a price to our company no greater than the cost of the property to such person, unless substantial justification exists for a price in excess of the cost to such person and the excess is reasonable.
Compensation Committee. We currently do not have any employees and we do not pay any compensation directly to our executive officers. Therefore, we currently do not have a compensation committee, although we may establish a compensation committee in the future comprised of a minimum of three directors, including at least two independent directors, to establish compensation strategies and programs for our directors and executive officers. However, at a later date, the compensation committee may exercise all powers of our board in connection with establishing and implementing compensation matters. Stock-based compensation plans will be administered by the board if the members of the compensation committee do not qualify as “non-employee directors” within the meaning of the Exchange Act.
Nominating and Corporate Governance Committee. We do not have a separate nominating and corporate governance committee. We believe that our board is qualified to perform the functions typically delegated to a nominating and corporate governance committee and that the formation of a separate committee is not necessary at this time. Instead, the full board performs functions similar to those which might otherwise normally be delegated to such a committee, including, among other things, developing a set of corporate governance principles, adopting a code of ethics, adopting objectives with respect to conflicts of interest, monitoring our compliance with corporate governance requirements of state and federal law, establishing criteria for prospective members of the board, conducting candidate searches and interviews, overseeing and evaluating the board and our management, evaluating from time to time the appropriate size and composition of the board and recommending, as appropriate, increases, decreases and changes to the composition of the board and formally proposing the slate of directors to be elected at each annual meeting of our stockholders.
Director Nomination Procedures and Diversity
As outlined above, in selecting a qualified nominee, our board considers such factors as it deems appropriate, which may include: the current composition of our board; the range of talents of a nominee that would best complement those already represented on our board; the extent to which a nominee would diversify our board; a nominee’s standards of integrity, commitment and independence of thought and judgment; a nominee’s ability to represent the long-term interests of our stockholders as a whole; a nominee’s relevant expertise and experience upon which to be able to offer advice and guidance to management; a nominee who is accomplished in his or her respective field, with superior credentials and recognition; and the need for specialized expertise. While we do not have a formal diversity policy, we believe that the backgrounds and qualifications of our directors, considered as a group, should provide a significant composite mix of experience, knowledge and abilities that will allow our board to fulfill its responsibilities. Applying these criteria, our board considers candidates for membership on our board suggested by its members, as well as by our stockholders. Members of our board annually review our board’s composition by evaluating whether our board has the right mix of skills, experience and backgrounds. Our board may also consider an assessment of its diversity, in its broadest sense, reflecting, but not limited to, age, geography, gender and ethnicity.
Our board identifies nominees by first evaluating the current members of our board willing to continue in service. Current members of our board with skills and experience relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of our board does not wish to continue in service or if our board decides not to nominate a member for re-election, our board will review the desired skills and experience of a new nominee in light of the criteria set forth above.

Our board also considers nominees for our board recommended by stockholders. Notice of proposed stockholder nominations for our board must be delivered in accordance with the requirements set forth in our bylaws and SEC Rule 14a-8 promulgated under the Exchange Act. Nominations must include the full name of the proposed nominee, a brief description of the proposed nominee’s business experience for at least the previous five years and a representation that the nominating stockholder is a beneficial or record owner of our common stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected. Nominations should be delivered to: Griffin-American Healthcare REIT IV, Inc., Board of Directors, 18191 Von Karman Avenue, Suite 300, Irvine, California 92612, Attention: Secretary.
Our board recommends the slate of directors to be nominated for election at the annual meeting of stockholders. We have not employed or paid a fee to, and do not currently employ or pay a fee to, any third party to identify or evaluate, or assist in identifying or evaluating, potential director nominees.
Board of Directors Role in Risk Oversight
Our board oversees our stockholders’ and other stakeholders’ interest in the long-term success of our business strategy and our overall financial strength.
Our board is actively involved in overseeing risks associated with our business strategies and decisions. It does so, in part, through its approval of our real estate and real estate-related investments, acquisitions and dispositions and debt financing, as well as its oversight of our executive officers and advisor.
In particular, our board may determine at any time to terminate our advisor pursuant to the terms of an advisory agreement with our advisor, or the Advisory Agreement, and must evaluate the performance of our advisor, and re-authorize the Advisory Agreement, on an annual basis. Our board is also responsible for overseeing risks related to corporate governance and the selection of nominees to our board.
In addition, the audit committee meets regularly with our Chief Executive Officer, Chief Financial Officer, independent registered public accounting firm and legal counsel to discuss our major financial risk exposures, financial reporting, internal controls, credit and liquidity risk and compliance risk. The audit committee meets regularly in separate executive sessions with the independent registered public accounting firm, as well as with committee members only, to facilitate a full and candid discussion of risk and other governance issues.
Code of Business Conduct and Ethics
We have adopted our Code of Ethics, which contains general guidelines for conducting our business and is designed to help our directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. Our Code of Ethics applies to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and persons performing similar functions and all members of our board. Our Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information, and compliance with laws and regulations. Stockholders may request a copy of our Code of Ethics, which will be provided without charge, by writing to: Griffin-American Healthcare REIT IV, Inc., 18191 Von Karman Avenue, Suite 300, Irvine, California 92612, Attention: Secretary. Our Code of Ethics is also available on our website, http://www.healthcarereitiv.com. If, in the future, we amend, modify or waive a provision in our Code of Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website, as necessary.
Item 11. Executive Compensation.
Executive Compensation
We have no employees. Our executive officers are all employees of affiliates of our advisor and are compensated by these entities for their services to us. Our day-to-day management is performed by our advisor and its affiliates. We pay these entities fees and reimburse expenses pursuant to the Advisory Agreement. We do not currently intend to pay any compensation directly to our executive officers. As a result, we do not have, and our board has not considered, a compensation policy or program for our executive officers and has not included a Compensation Discussion and Analysis, a Compensation Committee Report or a resolution subject to a stockholder advisory vote to approve the compensation of our executive officers in this Annual Report on Form 10-K.
Hedging Practices
We have not adopted any practice or policies regarding the ability of directors or employees (including officers), or their designees, to purchase financial instruments, or otherwise engage in transactions, that are designed to hedge or offset any decrease in the market value of our stock held by such insiders.

Compensation Committee Interlocks and Insider Participation
Other than Mr. Hanson, no member of our board during the year ended December 31, 2020 has served as an officer, and no member of our board served as an employee, of Griffin-American Healthcare REIT IV, Inc. or any of our subsidiaries. Because we do not have a compensation committee, none of our executive officers participated in any deliberations regarding executive compensation. Other than Mr. Hanson, during the year ended December 31, 2020, none of our executive officers served as a director or member of a compensation committee (or other board committee performing equivalent functions) of any entity that has one or more executive officers serving as a member of our board or compensation committee.
Option/SAR Grants in Last Fiscal Year
No option grants were made to our officers or directors for the year ended December 31, 2020.
Director Compensation
If a director is also one of our executive officers, we do not pay any compensation to that person for services rendered as a director. Our director compensation is designed with the goals of attracting and retaining highly qualified individuals to serve as independent directors and to fairly compensate them for their time and efforts. For the year ended December 31, 2020, our independent directors received the following forms of compensation:
•Annual Retainer. Our independent directors receive an aggregate annual retainer of $65,000, which is paid on a quarterly basis at the commencement of each quarter for which an individual serves as an independent director. In addition, the chairman or chairwoman of the audit committee receives an additional aggregate annual retainer of $10,000, which is paid on a quarterly basis at the commencement of each quarter for which an individual serves as the chairman or chairwoman of the audit committee.
•Special Committee Fees. Our special committee members receive an initial retainer of $60,000 payable in one lump sum and a monthly retainer of $10,000 payable monthly in arrears; provided that such fee for the month of October 2020 was prorated from the date the special committee was established. Additionally, the chairwoman of the special committee receives a monthly retainer of $7,500, payable monthly in arrears; provided that such fee for the month of October 2020 was prorated from the date the chairwoman was appointed.
•Meeting Fees. Our independent directors receive $1,500 for each board or special committee meeting attended in person or by telephone and $500 for each audit committee meeting attended in person or by telephone, which is paid monthly in arrears. The chairman or chairwoman of each committee, other than the audit committee chairman or chairwoman, also may receive additional compensation. If a board meeting is held on the same day as an audit committee meeting, an additional fee will not be paid for attending the committee meeting.
•Equity Compensation. In connection with their initial election to our board, each independent director receives 5,000 shares of restricted Class T common stock pursuant to the 2015 Incentive Plan, or our incentive plan, and an additional 2,500 shares of restricted Class T common stock pursuant to our incentive plan in connection with his or her subsequent re-election each year, provided that such person is an independent director as of the date of his or her re-election and continually served as an independent director during such period. Additionally, on July 1, 2020, we granted each of our independent directors an additional 5,000 shares of restricted Class T common stock pursuant to our incentive plan in consideration of their past services rendered. The restricted shares vest as to 20.0% of the shares on the date of grant and on each anniversary thereafter over four years from the date of grant.
•Other Compensation. We reimburse our directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings, including committee meetings, of our board. Such reimbursement is paid monthly. Our independent directors do not receive other benefits from us.

The following table sets forth certain information with respect to our director compensation for the year ended December 31, 2020:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeffrey T. Hanson(3)	—	—	—	—	—	—	—
Richard S. Welch(3)	—	—	—	—	—	—	—
Brian J. Flornes	190,000	71,500	—	—	—	14,000(4)	275,500
Dianne Hurley	220,000	71,500	—	—	—	16,000(4)	307,500
Wilbur H. Smith III	188,500	71,500	—	—	—	16,000(4)	276,000
___________
(1)Consists of the amounts described below:

Director	Role	Annual Retainer ($)	Meeting Fees ($)	Additional Special Payments ($)
Hanson	Chairman of the Board of Directors	—	—	—
Welch	Director	—	—	—
Flornes	Member, Audit and Special Committees	65,000	24,000	101,000(a)
Hurley	Chairwoman, Audit and Special Committees	75,000	24,000	121,000(a)
Smith	Member, Audit and Special Committees	65,000	22,500	101,000(a)
___________
(a) Comprised of the initial and monthly retainer fees paid to members of the special committee.
(2)The amounts in this column represent the grant date fair value of the awards granted for the year ended December 31, 2020, as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification, or ASC, Topic 718, Compensation — Stock Compensation, or ASC Topic 718.
The following table shows the shares of our restricted Class T common stock awarded to each director for the year ended December 31, 2020, and the grant date fair value for each award (computed in accordance with ASC Topic 718):

Director	Grant Date	Number of Shares of Our Restricted Class T Common Stock	Full Grant Date Fair Value of Award ($)
Hanson	—	—	—
Welch	—	—	—
Flornes	06/09/20 and 07/01/20	7,500	71,500
Hurley	06/09/20 and 07/01/20	7,500	71,500
Smith	06/09/20 and 07/01/20	7,500	71,500

The following table shows the aggregate number of nonvested shares of our restricted Class T common stock held by each director as of December 31, 2020:

Director	Number of Nonvested Shares of Our Restricted Class T Common Stock
Hanson	—
Welch	—
Flornes	15,000
Hurley	15,000
Smith	15,000
(3)Mr. Hanson and Mr. Welch are not independent directors.
(4)Amounts reflect the dollar value of distributions paid in connection with the stock awards granted to our independent directors.
2015 Incentive Plan
For a discussion of our incentive plan, See Note 12, Equity — 2015 Incentive Plan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Amendment and Termination of the 2015 Incentive Plan
Unless otherwise provided in an award certificate, upon the death or disability of a participant, or upon a change in control, all of such participant’s outstanding awards pursuant to our incentive plan will become fully vested. Our incentive plan will automatically expire on the tenth anniversary of the date on which it was adopted, unless extended or earlier terminated by our board. Our board may terminate our incentive plan at any time, but such termination will have no adverse impact on any award that is outstanding at the time of such termination. Our board may amend our incentive plan at any time, but any amendment would be subject to stockholder approval if, in the reasonable judgment of our board, stockholder approval would be required by any law, regulation or rule applicable to the plan. No termination or amendment of our incentive plan may, without the written consent of the participant, reduce or diminish the value of an outstanding award determined as if the award had been exercised, vested, cashed in or otherwise settled on the date of such amendment or termination. Our board may amend or terminate outstanding awards, but those amendments may require consent of the participant and, unless approved by our stockholders or otherwise permitted by the antidilution provisions of the plan, the exercise price of an outstanding option may not be reduced, directly or indirectly, and the original term of an option may not be extended.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Principal Stockholders
The following table shows, as of March 12, 2021, the number of shares of our common stock beneficially owned by (1) any person who is known by us to be the beneficial owner of more than 5.0% of any class of the outstanding shares of our common stock; (2) our directors; (3) our named executive officers; and (4) all of our directors and executive officers as a group. The percentage of common stock beneficially owned is based on 81,697,347 shares of our Class T and Class I common stock outstanding as of March 12, 2021. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes securities over which a person has voting or investment power and securities that a person has the right to acquire within 60 days. The address for each of the beneficial owners named in the following table is 18191 Von Karman Avenue, Suite 300, Irvine, California 92612.

Name of Beneficial Owner(1)	Number of Shares of Class T Common Stock Beneficially Owned		Percentage of All Class T Common Stock	Number of Shares of Class I Common Stock Beneficially Owned	Percentage of All Class I Common Stock
Jeffrey T. Hanson	67,081	(2)	*	63,155	1.12%
Brian S. Peay	—		—%	3,230	*
Richard S. Welch	—		—%	—	—%
Brian J. Flornes	35,000		*	—	—%
Dianne Hurley	39,070		*	—	—%
Wilbur H. Smith III	40,521		*	—	—%
All directors and executive officers as a group (10 persons)	280,396	(2)	*	254,495	4.50%
_________
*     Represents less than 1.0% of our outstanding common stock.
(1)For purposes of calculating the percentage beneficially owned, the number of shares of our common stock deemed outstanding includes (a) 76,041,549 shares of our Class T common stock or 5,655,798 shares of our Class I common stock outstanding, as applicable, as of March 12, 2021, and (b) shares of our common stock issuable pursuant to options held by the respective person or group that may be exercised within 60 days following March 12, 2021. Beneficial ownership is determined in accordance with the rules of the SEC that deem shares of stock to be beneficially owned by any person or group who has or shares voting and investment power with respect to such shares of stock.
(2)Includes 20,833 shares of our Class T common stock owned by our advisor, which is 75.0% owned and managed by wholly owned subsidiaries of American Healthcare Investors. Messrs. Hanson, Prosky and Streiff are managing directors of American Healthcare Investors and as such, may be deemed to be the beneficial owners of such common stock. Each of Messrs. Hanson, Prosky and Streiff disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein. Our advisor also owns 208 Class T partnership units of Griffin-American Healthcare REIT IV Holdings, LP, our operating partnership.
None of the above shares have been pledged as security.
Securities Authorized for Issuance Under Equity Compensation Plans
See Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Securities Authorized for Issuance under Equity Compensation Plans, and Note 12, Equity — 2015 Incentive Plan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a discussion of our incentive plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Relationships Among Our Affiliates
As of December 31, 2020, some of our executive officers and our non-independent directors are also executive officers and/or holders of indirect interests in our advisor.

Fees and Expenses Paid to Affiliates
For a discussion of fees and expenses paid to affiliates, See Note 13, Related Party Transactions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Certain Conflict Resolution Restrictions and Procedures
In order to reduce or eliminate certain potential conflicts of interest, our charter and the Advisory Agreement contain restrictions and conflict resolution procedures relating to: (1) transactions we enter into with our advisor, our co-sponsors, our directors or their respective affiliates; (2) certain other future offerings; and (3) allocation of properties among affiliated entities. Each of the restrictions and procedures that applies to transactions with our advisor and its affiliates will also apply to any transaction with any entity or real estate program advised, managed or controlled by Griffin Capital and American Healthcare Investors and their affiliates. These restrictions and procedures include, among others, the following:
•Except as otherwise described in our prospectus for our initial offering, we will not accept goods or services from our co-sponsors, our advisor and directors or their respective affiliates unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transactions, approve such transactions as fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.
•We will not purchase or lease any asset (including any property) in which one of our co-sponsors, our advisor, any of our directors or any of their respective affiliates has an interest without a determination by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction, that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the property to such co-sponsor, our advisor, such director or directors or any such affiliate, unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable. In no event will we acquire any such asset at an amount in excess of its appraised value. We will not sell or lease assets to one of our co-sponsors, our advisor, any of our directors or any of their respective affiliates unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, determine the transaction is fair and reasonable to us, which determination will be supported by an appraisal obtained from a qualified, independent appraiser selected by a majority of our independent directors.
•We will not make any loans to one of our co-sponsors, our advisor, any of our directors or any of their respective affiliates except mortgage loans in which an appraisal is obtained from an independent appraiser and loans, if any, to a wholly owned subsidiary. In addition, any loans made to us by one of our co-sponsors, our advisor, our directors or any of their respective affiliates must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties.
•Our advisor and its affiliates will be entitled to reimbursement, at cost, for actual expenses incurred by them on our behalf or on behalf of joint ventures in which we are a joint venture partner, subject to the limitation that our advisor and its affiliates are not entitled to reimbursement of operating expenses, generally, to the extent that they exceed the greater of 2.0% of our average invested assets or 25.0% of our net income, unless our independent directors determine that such excess expenses are justified based on unusual and nonrecurring factors which they deem sufficient.
Item 14. Principal Accounting Fees and Services.
Deloitte & Touche has served as our independent registered public accounting firm and audited our consolidated financial statements since January 27, 2015.
The following table lists the fees for services provided by our independent registered public accounting firm for 2020 and 2019:

Services	2020	2019
Audit fees(1)	$819,000	$851,000
Audit-related fees(2)	23,000	2,000
Tax fees(3)	262,000	235,000
All other fees	—	—
Total	$1,104,000	$1,088,000

________
(1)Audit fees consist of fees related to the 2020 and 2019 audit of our annual consolidated financial statements and reviews of our quarterly consolidated financial statements. Audit fees also relate to statutory and regulatory audits, consents and other services related to filings with the SEC in the year the services were rendered.
(2)Audit-related fees relate to financial accounting and reporting consultations, assurance and related services in the year the services were rendered.
(3)Tax services consist of tax compliance and tax planning and advice in the year the services were rendered.
The audit committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and the rules and regulations of the SEC. All services rendered by Deloitte & Touche for the years ended December 31, 2020 and 2019 were pre-approved in accordance with the policies and procedures described above.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements:
(a)(2) Financial Statement Schedule:
The following financial statement schedule for the year ended December 31, 2020 is submitted herewith:

Page
Real Estate and Accumulated Depreciation (Schedule III)	135
All schedules other than the one listed above have been omitted as the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.

(a)(3) Exhibits:

Page
The exhibits listed in this section are included, or incorporated by reference, in this annual report.	140
(b) Exhibits:
See Item 15(a)(3) above.
(c) Financial Statement Schedule:
See Item 15(a)(2) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Griffin-American Healthcare REIT IV, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Griffin-American Healthcare REIT IV, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, equity and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Long-Lived Assets — Determination of Impairment Indicators — Refer to Note 2 to the financial statements
Critical Audit Matter Description
The Company periodically evaluates long-lived assets, primarily consisting of investments in real estate that are carried at historical cost less accumulated depreciation, for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. The Company considers the following indicators, among others, important that they believe could trigger an impairment review:
•Significant negative industry or economic trends;
•A significant underperformance relative to historical or projected future operating results; and
•A significant change in the extent or manner in which the asset is used or significant physical change in the asset.
If indicators of impairment of long-lived assets are present, the Company evaluates the carrying value of the related real estate investment in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, the Company considers market conditions and the Company’s current intentions with respect to holding or disposing of the asset. The Company adjusts the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than carrying value. The Company recognizes an impairment loss at the time any such determination is made.
The total real estate investments balance as of December 31, 2020 was $921,580,000, and impairment losses recorded during 2020 were $3,642,000.
We identified the determination of impairment indicators for real estate investments as a critical audit matter because of the significant assumptions management makes when determining whether events or changes in circumstances have occurred indicating that the carrying amounts of real estate assets may not be recoverable. This required a high degree of auditor judgment when performing audit procedures to evaluate whether management appropriately identified impairment indicators such as changes in historical and future net operating income, occupancy and overall market conditions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of real estate investments for possible indicators of impairment included the following, among others:
•We evaluated management’s impairment analysis by:
–Evaluating management's process for identifying impairment indicators and whether management appropriately considered the examples of impairment indicators provided within the Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) 360, Property, Plant, & Equipment.
–Obtaining independent market data to determine if there were additional indicators of impairment not identified by management.
–Testing the real estate investments for possible indicators of impairment, including searching for adverse asset-specific conditions, such as occupancy and net operating income performance by each investment.
•Developed an independent expectation of impairment indicators and compared such expectation to management’s analysis.
/s/ Deloitte & Touche LLP

Costa Mesa, California
March 26, 2021

We have served as the Company’s auditor since 2015.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2020 and 2019

	December 31,
	2020	2019
ASSETS
Real estate investments, net	$921,580,000	$895,060,000
Cash and cash equivalents	17,411,000	15,290,000
Accounts and other receivables, net	2,635,000	4,608,000
Restricted cash	714,000	556,000
Real estate deposits	—	1,915,000
Identified intangible assets, net	64,101,000	74,023,000
Operating lease right-of-use assets, net	14,133,000	14,255,000
Other assets, net	72,199,000	62,620,000
Total assets	$1,092,773,000	$1,068,327,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$17,827,000	$26,070,000
Line of credit and term loans(1)	476,900,000	396,800,000
Accounts payable and accrued liabilities(1)	23,057,000	32,033,000
Accounts payable due to affiliates(1)	1,046,000	1,016,000
Identified intangible liabilities, net	1,295,000	1,601,000
Operating lease liabilities(1)	9,904,000	9,858,000
Security deposits, prepaid rent and other liabilities(1)	10,387,000	9,408,000
Total liabilities	540,416,000	476,786,000

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests (Note 11)	2,618,000	1,462,000

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Class T common stock, $0.01 par value per share; 900,000,000 shares authorized; 75,690,838 and 74,244,823 shares issued and outstanding as of December 31, 2020 and 2019, respectively	756,000	742,000
Class I common stock, $0.01 par value per share; 100,000,000 shares authorized; 5,648,499 and 5,655,051 shares issued and outstanding as of December 31, 2020 and 2019, respectively	57,000	56,000
Additional paid-in capital	733,192,000	719,894,000
Accumulated deficit	(185,047,000)	(130,613,000)
Total stockholders’ equity	548,958,000	590,079,000
Noncontrolling interest (Note 12)	781,000	—
Total equity	549,739,000	590,079,000
Total liabilities, redeemable noncontrolling interests and equity	$1,092,773,000	$1,068,327,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
As of December 31, 2020 and 2019

___________

(1)    Such liabilities of Griffin-American Healthcare REIT IV, Inc. as of December 31, 2020 and 2019 represented liabilities of Griffin-American Healthcare REIT IV Holdings, LP or its consolidated subsidiaries. Griffin-American Healthcare REIT IV Holdings, LP is a variable interest entity, or VIE, and a consolidated subsidiary of Griffin-American Healthcare REIT IV, Inc. The creditors of Griffin-American Healthcare REIT IV Holdings, LP or its consolidated subsidiaries do not have recourse against Griffin-American Healthcare REIT IV, Inc., except for the 2018 Credit Facility, as defined in Note 7, held by Griffin-American Healthcare REIT IV Holdings, LP in the amount of $476,900,000 and $396,800,000 as of December 31, 2020 and 2019, respectively, which is guaranteed by Griffin-American Healthcare REIT IV, Inc.

The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2020, 2019 and 2018

	Years Ended December 31,
	2020	2019	2018
Revenues and grant income:
Real estate revenue	$86,321,000	$74,610,000	$47,599,000
Resident fees and services	67,793,000	46,160,000	36,857,000
Grant income	1,005,000	—	—
Total revenues and grant income	155,119,000	120,770,000	84,456,000
Expenses:
Rental expenses	23,450,000	19,226,000	11,499,000
Property operating expenses	60,224,000	37,434,000	30,023,000
General and administrative	16,691,000	15,235,000	9,172,000
Acquisition related expenses	(160,000)	1,974,000	2,795,000
Depreciation and amortization	50,304,000	45,626,000	32,658,000
Total expenses	150,509,000	119,495,000	86,147,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)	(19,955,000)	(16,191,000)	(6,788,000)
Loss in fair value of derivative financial instruments	(870,000)	(4,385,000)	—
Impairment of real estate investments	(3,642,000)	—	—
Income (loss) from unconsolidated entity	629,000	267,000	(110,000)
Other income	286,000	175,000	11,000
Loss before income taxes	(18,942,000)	(18,859,000)	(8,578,000)
Income tax benefit (expense)	—	8,000	(8,000)
Net loss	(18,942,000)	(18,851,000)	(8,586,000)
Less: net loss attributable to noncontrolling interests	885,000	82,000	232,000
Net loss attributable to controlling interest	$(18,057,000)	$(18,769,000)	$(8,354,000)
Net loss per Class T and Class I common share attributable to controlling interest — basic and diluted	$(0.22)	$(0.24)	$(0.15)
Weighted average number of Class T and Class I common shares outstanding — basic and diluted	80,661,645	78,396,077	54,847,197

The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2020, 2019 and 2018

	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE — December 31, 2017	42,207,160	$422,000	$376,284,000	$(23,482,000)	$353,224,000	$—	$353,224,000
Issuance of common stock	25,537,018	256,000	254,996,000	—	255,252,000	—	255,252,000
Offering costs — common stock	—	—	(23,760,000)	—	(23,760,000)	—	(23,760,000)
Issuance of common stock under the DRIP	1,838,711	18,000	17,594,000	—	17,612,000	—	17,612,000
Issuance of vested and nonvested restricted common stock	22,500	—	45,000	—	45,000	—	45,000
Amortization of nonvested common stock compensation	—	—	140,000	—	140,000	—	140,000
Repurchase of common stock	(350,418)	(4,000)	(3,308,000)	—	(3,312,000)	—	(3,312,000)
Adjustment to value of redeemable noncontrolling interests	—	—	(232,000)	—	(232,000)	—	(232,000)
Distributions declared ($0.60 per share)	—	—	—	(32,943,000)	(32,943,000)	—	(32,943,000)
Net loss	—	—	—	(8,354,000)	(8,354,000)	—	(8,354,000)	(1)
BALANCE — December 31, 2018	69,254,971	$692,000	$621,759,000	$(64,779,000)	$557,672,000	$—	$557,672,000
Issuance of common stock	8,884,165	89,000	88,626,000	—	88,715,000	—	88,715,000
Offering costs — common stock	—	—	(7,432,000)	—	(7,432,000)	—	(7,432,000)
Issuance of common stock under the DRIP	2,666,913	26,000	25,507,000	—	25,533,000	—	25,533,000
Issuance of vested and nonvested restricted common stock	22,500	—	43,000	—	43,000	—	43,000
Amortization of nonvested common stock compensation	—	—	164,000	—	164,000	—	164,000
Repurchase of common stock	(928,675)	(9,000)	(8,600,000)	—	(8,609,000)	—	(8,609,000)
Adjustment to value of redeemable noncontrolling interests	—	—	(173,000)	—	(173,000)	—	(173,000)
Distributions declared ($0.60 per share)	—	—	—	(47,065,000)	(47,065,000)	—	(47,065,000)
Net loss	—	—	—	(18,769,000)	(18,769,000)	—	(18,769,000)	(1)
BALANCE — December 31, 2019	79,899,874	$798,000	$719,894,000	$(130,613,000)	$590,079,000	$—	$590,079,000
Offering costs — common stock	—	—	65,000	—	65,000	—	65,000
Issuance of common stock under the DRIP	2,081,895	22,000	19,840,000	—	19,862,000	—	19,862,000
Issuance of vested and nonvested restricted common stock	22,500	—	43,000	—	43,000	—	43,000
Amortization of nonvested common stock compensation	—	—	172,000	—	172,000	—	172,000
Repurchase of common stock	(664,932)	(7,000)	(6,207,000)	—	(6,214,000)	—	(6,214,000)
Contribution from noncontrolling interest	—	—	—	—	—	1,250,000	1,250,000
Distributions to noncontrolling interest	—	—	—	—	—	(77,000)	(77,000)
Adjustment to value of redeemable noncontrolling interests	—	—	(615,000)	—	(615,000)	—	(615,000)
Distributions declared ($0.45 per share)	—	—	—	(36,377,000)	(36,377,000)	—	(36,377,000)
Net loss	—	—	—	(18,057,000)	(18,057,000)	(392,000)	(18,449,000)	(1)
BALANCE — December 31, 2020	81,339,337	$813,000	$733,192,000	$(185,047,000)	$548,958,000	$781,000	$549,739,000
___________
(1)    Amount excludes $493,000, $82,000 and $232,000 for the years ended December 31, 2020, 2019 and 2018, respectively, of net loss attributable to redeemable noncontrolling interests. See Note 11, Redeemable Noncontrolling Interests, for a further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2020, 2019 and 2018

	Years Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,942,000)	$(18,851,000)	$(8,586,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50,304,000	45,626,000	32,658,000
Other amortization	2,788,000	3,251,000	1,015,000
Deferred rent	(4,376,000)	(3,076,000)	(3,029,000)
Stock based compensation	215,000	207,000	185,000
(Income) loss from unconsolidated entity	(629,000)	(267,000)	110,000
Distributions of earnings from unconsolidated entity	629,000	157,000	—
Bad debt expense	510,000	1,482,000	1,274,000
Change in fair value of derivative financial instruments	870,000	4,385,000	—
Impairment of real estate investments	3,642,000	—	—
Changes in operating assets and liabilities:
Accounts and other receivables	1,464,000	3,489,000	(7,413,000)
Other assets	(1,380,000)	(121,000)	(328,000)
Accounts payable and accrued liabilities	1,183,000	2,999,000	224,000
Accounts payable due to affiliates	75,000	224,000	338,000
Security deposits, prepaid rent, operating lease and other liabilities	(858,000)	35,000	(1,025,000)
Net cash provided by operating activities	35,495,000	39,540,000	15,423,000
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate investments	(68,509,000)	(195,249,000)	(355,070,000)
Capital expenditures	(8,308,000)	(6,497,000)	(4,257,000)
Investment in unconsolidated entity	—	(600,000)	(48,000,000)
Distributions in excess of earnings from unconsolidated entity	361,000	1,294,000	290,000
Real estate deposits	—	1,385,000	(3,400,000)
Pre-acquisition expenses	—	(267,000)	(1,117,000)
Net cash used in investing activities	(76,456,000)	(199,934,000)	(411,554,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on mortgage loans payable	(8,332,000)	(650,000)	(449,000)
Borrowings under the line of credit and term loans	143,200,000	257,900,000	771,200,000
Payments on the line of credit and term loans	(63,100,000)	(136,100,000)	(580,300,000)
Deferred financing costs	(43,000)	(1,192,000)	(4,092,000)
Proceeds from issuance of common stock	—	90,438,000	254,017,000
Payment of offering costs	(6,444,000)	(19,136,000)	(19,817,000)
Distributions paid	(17,837,000)	(20,905,000)	(13,989,000)
Repurchase of common stock	(6,214,000)	(8,609,000)	(3,312,000)
Contribution from noncontrolling interest	1,250,000	—	—
Distributions to noncontrolling interest	(77,000)	—	—
Contributions from redeemable noncontrolling interests	1,138,000	151,000	369,000
Distributions to redeemable noncontrolling interests	(104,000)	(151,000)	—
Security deposits	(197,000)	(96,000)	(9,000)
Net cash provided by financing activities	43,240,000	161,650,000	403,618,000
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,279,000	1,256,000	7,487,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	15,846,000	14,590,000	7,103,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$18,125,000	$15,846,000	$14,590,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Years Ended December 31, 2020, 2019 and 2018

	Years Ended December 31,
	2020	2019	2018

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period:
Cash and cash equivalents	$15,290,000	$14,388,000	$7,087,000
Restricted cash	556,000	202,000	16,000
Cash, cash equivalents and restricted cash	$15,846,000	$14,590,000	$7,103,000

End of period:
Cash and cash equivalents	$17,411,000	$15,290,000	$14,388,000
Restricted cash	714,000	556,000	202,000
Cash, cash equivalents and restricted cash	$18,125,000	$15,846,000	$14,590,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$18,111,000	$13,506,000	$5,194,000
Income taxes	$101,000	$30,000	$14,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Investing Activities:
Accrued capital expenditures	$1,616,000	$2,580,000	$5,391,000
Tenant improvement overage	$636,000	$195,000	$692,000
Accrued pre-acquisition expenses	$—	$412,000	$154,000
The following represents the increase in certain assets and liabilities in connection with our acquisitions of real estate investments:
Right-of-use asset	$—	$3,133,000	$—
Other assets	$196,000	$112,000	$225,000
Mortgage loans payable, net	$—	$9,735,000	$5,808,000
Accounts payable and accrued liabilities	$201,000	$1,146,000	$3,415,000
Operating lease liability	$—	$4,489,000	$—
Security deposits and prepaid rent	$11,000	$1,601,000	$2,193,000
Financing Activities:
Issuance of common stock under the DRIP	$19,862,000	$25,533,000	$17,612,000
Distributions declared but not paid	$2,764,000	$4,086,000	$3,459,000
Accrued stockholder servicing fee	$6,100,000	$12,610,000	$16,395,000
Accrued Contingent Advisor Payment	$—	$—	$7,866,000
Receivable from transfer agent	$—	$—	$1,670,000
The accompanying notes are an integral part of these consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020, 2019 and 2018
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT IV, Inc. and its subsidiaries, including Griffin-American Healthcare REIT IV Holdings, LP, except where otherwise noted.
1. Organization and Description of Business
Griffin-American Healthcare REIT IV, Inc., a Maryland corporation, invests in a diversified portfolio of real estate properties, focusing primarily on medical office buildings, skilled nursing facilities and senior housing facilities that produce current income. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). We qualified to be taxed as a real estate investment trust, or REIT, under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2016, and we intend to continue to qualify to be taxed as a REIT.
We raised $754,118,000 through a best efforts initial public offering, or our initial offering, and issued 75,639,681 aggregate shares of our Class T and Class I shares of our common stock. In addition, during our initial offering, we issued 3,253,535 aggregate shares of our Class T and Class I common stock pursuant to our distribution reinvestment plan, as amended, or the DRIP, for a total of $31,021,000 in distributions reinvested. Following the deregistration of our initial offering, we continued issuing shares of our common stock pursuant to the DRIP through a subsequent offering, or the 2019 DRIP Offering. We commenced offering shares pursuant to the 2019 DRIP Offering on March 1, 2019, following the termination of our initial offering on February 15, 2019. As of December 31, 2020, a total of $41,471,000 in distributions were reinvested that resulted in 4,342,059 shares of our common stock being issued pursuant to the 2019 DRIP Offering. We collectively refer to the DRIP portion of our initial offering and the 2019 DRIP Offering as our DRIP Offerings. See Note 12, Equity — Distribution Reinvestment Plan and Share Repurchase Plan, for a further discussion.
We conduct substantially all of our operations through Griffin-American Healthcare REIT IV Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT IV Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 16, 2016 and had a one-year initial term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 11, 2021 and expires on February 16, 2022. Our advisor uses its best efforts, subject to the oversight and review of our board of directors, or our board, to, among other things, research, identify, review and make investments in and dispositions of properties and securities on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by wholly owned subsidiaries of American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Company, LLC, or Griffin Capital, or collectively, our co-sponsors. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony Capital, Inc. (NYSE: CLNY), or Colony Capital, and 7.8% owned by James F. Flaherty III, a former partner of Colony Capital. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or our dealer manager, Colony Capital or Mr. Flaherty; however, we are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings. In October 2020, our board established a special committee of our board, which consists of all of our independent directors, to investigate and analyze strategic alternatives, including but not limited to, the sale of our assets, a listing of our shares on a national securities exchange, or a merger with another entity, including a merger with another unlisted entity that we expect would enhance our value.
We currently operate through four reportable business segments: medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities. As of December 31, 2020, we owned 89 properties, comprising 94 buildings, or approximately 4,863,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $1,089,431,000. As of December 31, 2020, we also owned a 6.0% interest in a joint venture which owns a portfolio of integrated senior health campuses and ancillary businesses.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of both December 31, 2020 and 2019, we owned greater than a 99.99% general partnership interest therein. Our advisor is a limited partner, and as of both December 31, 2020 and 2019, owned less than a 0.01% noncontrolling limited partnership interest in our operating partnership.
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
Use of Estimates
The preparation of our accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities, at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, the initial and recurring valuation of certain assets acquired and liabilities assumed through property acquisitions, revenues and grant income, allowance for credit losses, impairment of long-lived and intangible assets and contingencies. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased. Restricted cash primarily comprises lender required accounts for property taxes, tenant improvements, capital improvements and insurance, which are restricted as to use or withdrawal.
Leases
On January 1, 2019, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 842, Leases, or ASC Topic 842. ASC Topic 842 supersedes ASC Topic 840, Leases, or ASC Topic 840. We adopted ASC Topic 842 using the modified retrospective approach whereby the cumulative effect of adoption was recognized on the adoption date and prior periods were not restated. There was no net cumulative effect adjustment to retained earnings as of January 1, 2019 as a result of this adoption. Therefore, with respect to our leases as both lessees and lessors, information is presented under ASC Topic 842 for the years ended December 31, 2020 and 2019, and under ASC Topic 840 for the year ended December 31, 2018. We determine if a contract is a lease upon inception of the lease. We maintain a distinction between finance and operating leases, which is substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance.
Lessee: Pursuant to ASC Topic 842, lessees are required to recognize the following for all leases with terms greater than 12 months at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Lessor: Pursuant to ASC Topic 842, lessors bifurcate lease revenues into lease components and non-lease components and separately recognize and disclose non-lease components that are executory in nature. Lease components continue to be recognized on a straight-line basis over the lease term and certain non-lease components may be accounted for under the revenue recognition guidance in ASC Topic 606, Revenue from Contracts with Customers, or ASC Topic 606. See the “Revenue Recognition” section below. ASC Topic 842 also provides for a practical expedient package that permits lessors to not separate non-lease components from the associated lease component if certain conditions are met. In addition, such practical expedient causes an entity to assess whether a contract is predominately lease or service based, and recognize the revenue from the entire contract under the relevant accounting guidance. Effective upon our adoption of ASC Topic 842 on January 1, 2019, we continued to recognize revenue for our medical office buildings, senior housing and skilled nursing facilities segments under ASC Topic 842 as real estate revenue. Minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between real estate revenue recognized and cash amounts contractually due from tenants under the lease agreements are recorded to deferred rent receivable, which is included in other assets, net in our accompanying consolidated balance sheets. Tenant reimbursement revenue, which comprises additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, are considered non-lease components and variable lease payments. We qualified for and elected the practical expedient as outlined above to combine the non-lease component with the lease component, which is the predominant component, and therefore the non-lease component is recognized as part of real estate revenue. In addition, as lessors, we exclude certain lessor costs (i.e., property taxes and insurance) paid directly by a lessee to third parties on our behalf from our measurement of variable lease revenue and associated expense (i.e., no gross up of revenue and expense for these costs); and include lessor costs that we paid and are reimbursed by the lessee in our measurement of variable lease revenue and associated expense (i.e., gross up revenue and expense for these costs). Therefore, we no longer record revenue or expense when the lessee pays the property taxes and insurance directly to a third party.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Resident Fees and Services Revenue
We recognize resident fees and services revenue in accordance with ASC Topic 606. A significant portion of resident fees and services revenue represents healthcare service revenue that is reported at the amount that we expect to be entitled to in exchange for providing patient care. These amounts are due from patients, third-party payors (including health insurers and government programs), other healthcare facilities, and others and includes variable consideration for retroactive revenue adjustments due to settlement of audits, reviews, and investigations. Generally, we bill the patients, third-party payors and other healthcare facilities several days after the services are performed. Revenue is recognized as performance obligations are satisfied.
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
Because all of its performance obligations relate to contracts with a duration of less than one year, we have elected to apply the optional exemption provided in ASC Topic 606 and, therefore, are not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The performance obligations for these contracts are generally completed within months of the end of the reporting period.
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
The following tables disaggregate our resident fees and services revenue by line of business, according to whether such revenue is recognized at a point in time or over time:

	Years Ended December 31,
	2020			2019			2018
	Point in Time	Over Time	Total	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Senior housing — RIDEA	$964,000	$66,829,000	$67,793,000	$715,000	$45,445,000	$46,160,000	$847,000	$36,010,000	$36,857,000
The following tables disaggregate our resident fees and services revenue by payor class:

	Years Ended December 31,
	2020	2019	2018
Private and other payors	$61,045,000	$40,140,000	$30,775,000
Medicaid	6,748,000	6,020,000	6,082,000
Total resident fees and services	$67,793,000	$46,160,000	$36,857,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accounts Receivable, Net — Resident Fees and Services
The beginning and ending balances of accounts receivable, net — resident fees and services are as follows:

	Medicaid	Private and Other Payors	Total
Beginning balance — January 1, 2020	$2,731,000	$281,000	$3,012,000
Ending balance — December 31, 2020	1,123,000	358,000	1,481,000
(Decrease)/increase	$(1,608,000)	$77,000	$(1,531,000)
Financing Component
We have elected a practical expedient allowed under ASC Topic 606 and, therefore, we do not adjust the promised amount of consideration from patients and third-party payors for the effects of a significant financing component due to our expectation that the period between the time the service is provided to a patient and the time that the patient or a third-party payor pays for that service will be one year or less.
Contract Costs
We have applied a practical expedient provided by ASC Topic 340, Other Assets and Deferred Costs, and, therefore, all incremental customer contract acquisition costs are expensed as they are incurred since the amortization period of the asset that we otherwise would have recognized is one year or less in duration.
Government Grants
We have been granted stimulus funds through various federal and state government programs, such as through the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, passed by the federal government on March 27, 2020, which were established for eligible healthcare providers to preserve liquidity in response to lost revenues and/or increased healthcare expenses (as such terms are defined in the applicable regulatory guidance) associated with the coronavirus, or COVID-19, pandemic. Such grants are not loans and, as such, are not required to be repaid, subject to certain conditions. We recognize government grants as grant income or as a reduction of property operating expenses, as applicable, in our accompanying consolidated statements of operations when there is reasonable assurance that the grants will be received and all conditions to retain the funds will be met. We adjust our estimates and assumptions based on the applicable guidance provided by the government and the best available information that we have. Any stimulus or other relief funds received that are not expected to be used in accordance with such terms and conditions will be returned to the government. For the year ended December 31, 2020, we recognized government grants of $1,005,000 as grant income. As of and for the years ended December 31, 2019 and 2018, we did not recognize any government grants.
Tenant and Resident Receivables and Allowances
On January 1, 2020, we adopted ASC Topic 326, Financial Instruments Credit Losses, or ASC Topic 326. We adopted ASC Topic 326 using the modified retrospective approach whereby the cumulative effect of adoption was recognized on the adoption date and prior periods were not restated. There was no net cumulative effect adjustment to retained earnings as of January 1, 2020.
Resident receivables are carried net of an allowance for credit losses. An allowance is maintained for estimated losses resulting from the inability of residents and payors to meet the contractual obligations under their lease or service agreements. Substantially all of such allowances are recorded as direct reductions of resident fees and services revenue as contractual adjustments provided to third-party payors or implicit price concessions in our accompanying consolidated statements of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the residents’ financial condition, security deposits, cash collection patterns by payor and by state, current economic conditions, future expectations in estimating credit losses and other relevant factors. Prior to our adoption of ASC Topic 326 on January 1, 2020, resident receivables were carried net of an allowance for uncollectible amounts.
Tenant receivables and unbilled deferred rent receivables are reduced for uncollectible amounts, which are recognized as direct reductions of real estate revenue in our accompanying consolidated statements of operations. Prior to our adoption of ASC Topic 842 on January 1, 2019, tenant receivables and unbilled deferred rent receivables were reduced for uncollectible

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amounts. Such amounts were charged to bad debt expense, which was included in general and administrative in our accompanying consolidated statements of operations.
As of December 31, 2020 and 2019, we had $2,086,000 and $902,000, respectively, in allowances, which were determined necessary to reduce receivables by our expected future credit losses. For the years ended December 31, 2020, 2019 and 2018, we increased allowances by $1,614,000, $2,301,000 and $1,790,000, respectively, and reduced allowances for collections or adjustments by $207,000, $1,758,000 and $531,000, respectively. For the years ended December 31, 2020, 2019 and 2018, we did not write off any of our receivables directly to bad debt expense or as direct adjustments to revenue. For the years ended December 31, 2020, 2019 and 2018, $223,000, $962,000 and $21,000, respectively, of our receivables were written off against the related allowances.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The value of derivative financial instruments, if any, is determined in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, and is included in other assets or other liabilities in our accompanying consolidated balance sheets.
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
Real Estate Investments, Net
We carry our operating properties at our historical cost less accumulated depreciation. The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings and capital improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and capital improvements, up to 39 years, and the cost for tenant improvements is depreciated over the shorter of the lease term or useful life, up to 21 years. The cost of furniture, fixtures and equipment is depreciated over the estimated useful life, up to 20 years. When depreciable property is retired, replaced or disposed of, the related cost and accumulated depreciation is removed from the accounts and any gain or loss is reflected in earnings.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
For the years ended December 31, 2020, 2019 and 2018, we did not incur any impairment losses with respect to intangible assets. See Note 3, Real Estate Investments, Net, for a discussion of impairment of long-lived assets.
Properties Held for Sale
A property or a group of properties is reported in discontinued operations in our consolidated statements of operations for current and prior periods if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when either (i) the component has been disposed of; or (ii) is classified as held for sale. At such time as a property is held for sale, such property is carried at the lower of (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. We will classify operating properties as property held for sale in the period in which all of the following criteria are met:
•management, having the authority to approve the action, commits to a plan to sell the asset;
•the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets;
•an active program to locate a buyer or buyers and other actions required to complete the plan to sell the asset has been initiated;
•the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year;
•the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and
•given the actions required to complete the plan to sell the asset, it is unlikely that significant changes to the plan would be made or that the plan would be withdrawn.
Our properties held for sale are included in other assets, net in our accompanying consolidated balance sheets. See Note 3, Real Estate Investments, Net, for a further discussion.

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
Derivatives are recognized as either other assets or other liabilities in our accompanying consolidated balance sheets and are measured at fair value. We do not designate our derivative instruments as hedge instruments as defined by guidance under ASC Topic 815, Derivatives and Hedging, or ASC Topic 815, which allows for gains and losses on derivatives designated as hedges to be offset by the change in value of the hedged items or to be deferred in other comprehensive income (loss). Changes in the fair value of our derivative financial instruments are recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying consolidated statements of operations.
See Note 8, Derivative Financial Instruments, and Note 14, Fair Value Measurements, for a further discussion of our derivative financial instruments.
Fair Value Measurements
The fair value of certain assets and liabilities is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, we follow a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of our reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and our reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).
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
Other Assets, Net
Other assets, net primarily consist of our investment in an unconsolidated entity, deferred financing costs on our line of credit and term loans, prepaid expenses and deposits, lease commissions and deferred rent receivables. Deferred financing costs on our line of credit and term loans include amounts paid to lenders and others to obtain financing. Such costs are amortized using the straight-line method over the term of the related line of credit and term loans, which approximates the effective interest rate method. Amortization of deferred financing costs on our line of credit and term loans are included in interest expense in our accompanying consolidated statements of operations. Prepaid expenses are amortized over the related contract periods. Lease commissions are amortized using the straight-line method over the term of the related lease.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We report investments in unconsolidated entities using the equity method of accounting when we have the ability to exercise significant influence over the operating and financial policies. Under the equity method, our share of the investee’s earnings or losses is included in our accompanying consolidated statements of operations. We generally do not recognize equity method losses when such losses exceed our net equity method investment balance unless we have committed to provide such investee additional financial support or guaranteed its obligations. To the extent that our cost basis is different from the basis reflected at the entity level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of equity in earnings of the entity. The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the entity interest or the estimated fair value of the assets prior to the sale of interests in the entity. We have elected to follow the cumulative earnings approach when classifying distributions received from equity method investments in our consolidated statements of cash flows, whereby any distributions received up to the amount of cumulative equity earnings would be considered a return on investment and classified in operating activities and any excess distributions would be considered a return of investment and classified in investing activities. We evaluate our equity method investments for impairment based upon a comparison of the estimated fair value of the equity method investment to its carrying value. When we determine a decline in the estimated fair value of such an investment below its carrying value is other-than-temporary, an impairment is recorded. For the years ended December 31, 2020, 2019 and 2018, we did not incur any impairment losses from unconsolidated entities.
See Note 5, Other Assets, Net, for a further discussion.
Income Taxes
We qualified, and elected to be taxed, as a REIT under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2016, and we intend to continue to qualify to be taxed as a REIT. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute to our stockholders a minimum of 90.0% of our annual taxable income, excluding net capital gains. Existing Internal Revenue Service, or IRS, guidance includes a safe harbor pursuant to which publicly offered REITs can satisfy the distribution requirement by distributing a combination of cash and stock to stockholders. In general, to qualify under the safe harbor, each stockholder must elect to receive either cash or stock, and the aggregate cash component of the distribution to stockholders must represent at least 20.0% of the total distribution. In May 2020, the IRS issued similar guidance that lowered the cash component of the distribution to 10.0% for dividends declared between April 1, 2020 and December 31, 2020. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net deferred tax assets are included in other assets, net, or net deferred tax liabilities are included in security deposits, prepaid rent and other liabilities, in our accompanying consolidated balance sheets.
See Note 15, Income Taxes, for a further discussion.
Segment Disclosure
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2016; senior housing facility in December 2016; senior housing — RIDEA facility in November 2017; and skilled nursing facility in March 2018, we added a new reportable segment at each such time. As of December 31, 2020, we have determined that we operate through four reportable business segments, with activities related to investing in medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities.
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
In April 2020, the FASB issued a question and answer document, or the Lease Modification Q&A, to provide guidance for the application of lease accounting modifications within ASC Topic 842 to lease concessions granted by lessors related to the effects of the COVID-19 pandemic. Lease accounting modification guidance in ASC Topic 842 addresses routine changes or enforceable rights and obligations to lease terms as a result of negotiations between the lessor and the lessee; however, the guidance does not take into consideration concessions granted to address sudden liquidity constraints of lessees arising from the COVID-19 pandemic. The underlying premise of ASC Topic 842 requires a modified lease to be accounted for as a new lease if the modified terms and conditions affect the economics of the lease for the remainder of the lease term. Further, a lease modification resulting from lease concessions would require the application of the modification framework pursuant to ASC Topic 842 on a lease-by-lease basis. The potential large volume of contracts to be assessed due to the COVID-19 pandemic may be burdensome and complex for entities to evaluate the lease modification accounting for each lease. Therefore, the Lease Modification Q&A allows entities to elect to account for lease concessions related to the effects of the COVID-19 pandemic as if they were granted under the enforceable rights included in the original contract and are outside of the lease modification framework pursuant to ASC Topic 842. Such election is available for lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee (e.g., total payments required by the modified contract being substantially the same as or less than total payments required by the original contract) and is to be applied consistently to leases with similar characteristics and circumstances.
As a result of the COVID-19 pandemic, we have granted lease concessions to an insignificant number of tenants within our medical office building segment, such as in the form of rent abatements with lease term extensions and rent payment deferrals requiring payment within one year. Such concessions were not material to our consolidated financial statements, and as such, we elected not to apply the relief from lease modification accounting provided in the Lease Modification Q&A. We evaluate each lease concession granted as a result of the effects of the COVID-19 pandemic to determine whether the concession reflects: (i) a resolution of contractual rights in the original lease and is thus outside of the lease modification framework of ASC Topic 842; or (ii) a modification for which we would be required to apply the lease modification framework of ASC Topic 842. The application of the lease modification framework of ASC Topic 842 to lease concessions granted due to the effects of the COVID-19 pandemic did not have a material impact on our consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Building and improvements	$884,816,000	$836,091,000
Land	109,444,000	103,371,000
Furniture, fixtures and equipment	8,599,000	6,656,000
	1,002,859,000	946,118,000
Less: accumulated depreciation	(81,279,000)	(51,058,000)
Total	$921,580,000	$895,060,000
Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $31,563,000, $27,435,000 and $16,723,000, respectively. In addition to the property acquisition transactions discussed below, for the years ended December 31, 2020, 2019 and 2018, we incurred capital expenditures of $5,556,000, $4,537,000 and $3,643,000, respectively, for our medical office buildings, $1,767,000, $2,505,000 and $5,342,000, respectively, for our senior housing — RIDEA facilities, $657,000, $0 and $0, respectively, for our skilled nursing facilities and $0, $75,000 and $0, respectively, for our senior housing facilities.
During 2020, we committed to a plan to sell two senior housing facilities within our senior housing – RIDEA reporting segment and commenced actively marketing such assets for sale. We determined that the fair values of such facilities less costs to sell were lower than their carrying values. Therefore, we recognized an aggregate impairment charge of $3,642,000 for the year ended December 31, 2020, which reduced the total aggregate carrying value of such assets to $6,415,000. The carrying values of such senior housing — RIDEA facilities were reclassified to properties held for sale, which are included in other assets, net in our accompanying consolidated balance sheets. The fair values of such facilities were determined by the sales price from an executed purchase and sales agreement with a third-party buyer, and adjusted for anticipated selling costs, which were considered Level 2 measurements within the fair value hierarchy. We did not recognize impairment charges on long-lived assets for the years ended December 31, 2019 and 2018.
In June 2020, we paid an earn-out of $1,483,000 in connection with Overland Park MOB, originally purchased in August 2019, which we capitalized and included in real estate investments, net in our accompanying consolidated balance sheets. Such amount was paid upon the condition being met for an existing tenant to lease and occupy additional space. In addition, we paid our advisor a base acquisition fee, as defined in Note 13, Related Party Transactions — Acquisition and Development Stage — Acquisition Fee, of $34,000, or 2.25% of the earn-out amount.
In December 2020, we paid an earn-out of $360,000 in connection with Catalina Madera ALF, originally purchased in January 2020, which we capitalized and included in real estate investments, net in our accompanying consolidated balance sheets. Such amount was paid upon the condition being met for achievement of a certain financial metric. In addition, we paid our advisor a base acquisition fee of $8,000, or 2.25% of the earn-out amount.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Acquisitions in 2020
For the year ended December 31, 2020, using cash on hand and debt financing, we completed the acquisition of seven buildings from unaffiliated third parties. The following is a summary of our property acquisitions for the year ended December 31, 2020:

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
For the year ended December 31, 2020, we accounted for our property acquisitions completed as asset acquisitions. We incurred and capitalized base acquisition fees and direct acquisition related expenses of $2,545,000. The following table summarizes the purchase price of the assets acquired at the time of acquisition based on their relative fair values:

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
___________
(1)We own 100% of our properties acquired for the year ended December 31, 2019.
(2)Represents the principal balance of the mortgage loan payable assumed by us at the time of acquisition.
(3)Represents a borrowing under the 2018 Credit Facility at the time of acquisition.
(4)Our advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, a base acquisition fee of 2.25% of the contract purchase price paid by us. In addition, the total acquisition fee may include a Contingent Advisor Payment, as defined in Note 13, Related Party Transactions, up to 2.25% of the contract purchase price paid by us. See Note 13, Related Party Transactions — Acquisition and Development Stage — Acquisition Fee, for a further discussion.
(5)We added three buildings to our existing Michigan ALF Portfolio. The other six buildings in the Michigan ALF Portfolio were acquired in December 2018.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the year ended December 31, 2019, we accounted for our property acquisitions completed as asset acquisitions. We incurred and capitalized base acquisition fees and direct acquisition related expenses of $6,461,000. In addition, we incurred Contingent Advisor Payments of $418,000 to our advisor for certain property acquisitions. The following table summarizes the purchase price of the assets acquired and liabilities assumed at the time of acquisition based on their relative fair values:

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
___________
(1)We own 100% of our properties acquired in 2018, with the exception of Pinnacle Beaumont ALF and Pinnacle Warrenton ALF.
(2)Represents the principal balance of the mortgage loan payable assumed by us at the time of acquisition.
(3)Represents a borrowing under the 2016 Credit Facility or 2018 Credit Facility, as defined in Note 7, Line of Credit and Term Loans, at the time of acquisition.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(4)Our advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, a base acquisition fee of 2.25% of the portion of the aggregate contract purchase price paid by us. In addition, the total acquisition fee includes a Contingent Advisor Payment.
(5)On July 1, 2018 and August 1, 2018, we completed the acquisitions of Pinnacle Beaumont ALF and Pinnacle Warrenton ALF, respectively, pursuant to a joint venture with an affiliate of Meridian Senior Living, LLC, or Meridian, an unaffiliated third party. Our ownership of the joint venture is approximately 98.0%.
For the year ended December 31, 2018, we accounted for our property acquisitions completed as asset acquisitions. We incurred and capitalized base acquisition fees and direct acquisition related expenses of $13,021,000. In addition, we incurred Contingent Advisor Payments of $7,994,000 to our advisor for such property acquisitions. The following table summarizes the purchase price of the assets acquired and liabilities assumed at the time of acquisition based on their relative fair values:

2018 Acquisitions
Building and improvements	$289,830,000
Land	30,878,000
Furniture, fixtures and equipment	79,000
In-place leases	45,439,000
Certificates of need	348,000
Leasehold interests	93,000
Above-market leases	200,000
Total assets acquired	366,867,000
Mortgage loan payable (including debt discount of $263,000)	(5,808,000)
Below-market leases	(269,000)
Total liabilities assumed	(6,077,000)
Net assets acquired	$360,790,000
4. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Amortized intangible assets:
In-place leases, net of accumulated amortization of $32,134,000 and $18,273,000 as of December 31, 2020 and 2019, respectively (with a weighted average remaining life of 8.8 years and 9.5 years as of December 31, 2020 and 2019, respectively)	$61,166,000	$70,650,000
Above-market leases, net of accumulated amortization of $1,009,000 and $609,000 as of December 31, 2020 and 2019, respectively (with a weighted average remaining life of 9.1 years and 9.5 years as of December 31, 2020 and 2019, respectively)	2,587,000	3,025,000
Unamortized intangible assets:
Certificates of need	348,000	348,000
Total	$64,101,000	$74,023,000
Amortization expense on identified intangible assets for the years ended December 31, 2020, 2019 and 2018 was $18,897,000, $18,384,000 and $16,180,000, respectively, which included $438,000, $310,000 and $208,000, respectively, of amortization recorded against real estate revenue for above-market leases in our accompanying consolidated statements of operations.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The aggregate weighted average remaining life of the identified intangible assets was 8.8 years and 9.5 years as of December 31, 2020 and 2019, respectively. As of December 31, 2020, estimated amortization expense on the identified intangible assets for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2021	$11,920,000
2022	8,648,000
2023	7,384,000
2024	6,155,000
2025	4,977,000
Thereafter	24,669,000
Total	$63,753,000
5. Other Assets, Net
Other assets, net consisted of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Investment in unconsolidated entity	$46,653,000	$47,016,000
Deferred rent receivables	12,395,000	8,018,000
Prepaid expenses, deposits and other assets	9,028,000	2,380,000
Lease commissions, net of accumulated amortization of $426,000 and $174,000 as of December 31, 2020 and 2019, respectively	2,399,000	1,623,000
Deferred financing costs, net of accumulated amortization of $3,397,000 and $1,517,000 as of December 31, 2020 and 2019, respectively(1)	1,724,000	3,583,000
Total	$72,199,000	$62,620,000
___________
(1)Deferred financing costs only include costs related to our line of credit and term loans. Amortization expense on deferred financing costs of our line of credit and term loans for the years ended December 31, 2020, 2019 and 2018 was $1,880,000, $2,028,000 and $1,000,000, respectively, which is recorded to interest expense in our accompanying consolidated statements of operations. See Note 7, Line of Credit and Term Loans, for a further discussion.
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
As of December 31, 2020 and 2019, the unamortized basis difference of our joint venture investment in an unconsolidated entity of $16,791,000 and $17,248,000, respectively, is primarily attributable to the difference between the amount for which we purchased our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the entity. This difference is being amortized over the remaining useful life of the related assets and included in income or loss from unconsolidated entity in our accompanying consolidated statements of operations.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Mortgage Loans Payable, Net
As of December 31, 2020 and 2019, mortgage loans payable were $18,766,000 ($17,827,000, net of discount/premium and deferred financing costs) and $27,099,000 ($26,070,000, net of discount/premium and deferred financing costs), respectively. As of December 31, 2020, we had three fixed-rate mortgage loans with interest rates ranging from 3.67% to 5.25% per annum, maturity dates ranging from April 1, 2025 to February 1, 2051 and a weighted average effective interest rate of 3.93%. As of December 31, 2019, we had four fixed-rate mortgage loans with interest rates ranging from 3.67% to 5.25% per annum, maturity dates ranging from April 1, 2020 to February 1, 2051 and a weighted average effective interest rate of 4.18%.
In January 2020, we paid off a mortgage loan payable with a principal balance of $7,738,000, which had an original maturity date of April 1, 2020. We did not incur any prepayment penalties or fees in connection with such payoff. The following table reflects the changes in the carrying amount of mortgage loans payable, net for the years ended December 31, 2020 and 2019:

	December 31,
	2020	2019
Beginning balance	$26,070,000	$16,892,000
Additions:
Assumption of mortgage loan payable, net	—	9,735,000
Amortization of deferred financing costs	40,000	78,000
Amortization of discount/premium on mortgage loans payable	49,000	41,000
Deductions:
Scheduled principal payments on mortgage loans payable	(8,332,000)	(650,000)
Deferred financing costs	—	(26,000)
Ending balance	$17,827,000	$26,070,000
As of December 31, 2020, the principal payments due on our mortgage loans payable for each of the next five years ending December 31 and thereafter were as follows:

Year	Amount
2021	$607,000
2022	651,000
2023	680,000
2024	711,000
2025	5,878,000
Thereafter	10,239,000
Total	$18,766,000
7. Line of Credit and Term Loans
2016 Credit Facility
On August 25, 2016, we, through our operating partnership, as borrower, and certain of our subsidiaries, or the subsidiary guarantors, and us, collectively as guarantors, entered into a credit agreement, or the 2016 Credit Agreement, with Bank of America, N.A., or Bank of America, as administrative agent, swing line lender and letters of credit issuer; and KeyBank, National Association, or KeyBank, as syndication agent and letters of credit issuer, to obtain a revolving line of credit with an aggregate maximum principal amount of $100,000,000, or the 2016 Line of Credit, subject to certain terms and conditions. The 2016 Line of Credit would have matured on August 25, 2019.
On each of October 31, 2017 and September 28, 2018, we amended the 2016 Credit Agreement. The material terms of such amendments provided for increases in both the revolving line of credit and term loan commitments, which resulted in an aggregate borrowing capacity under the 2016 Line of Credit of $350,000,000. On November 20, 2018, we, through our operating partnership, terminated the 2016 Credit Agreement, as amended, and entered into the 2018 Credit Agreement as described below. We currently do not have any obligations under the 2016 Credit Agreement, as amended.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2018 Credit Facility
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
As of both December 31, 2020 and 2019, our aggregate borrowing capacity under the 2018 Credit Facility was $530,000,000. As of December 31, 2020 and 2019, borrowings outstanding totaled $476,900,000 and $396,800,000, respectively, and the weighted average interest rate on such borrowings outstanding was 2.12% and 3.50%, respectively, per annum.
8. Derivative Financial Instruments
We record derivative financial instruments in our accompanying consolidated balance sheets as either an asset or a liability measured at fair value. The following table lists the derivative financial instruments held by us as of December 31, 2020 and 2019, which are included in security deposits, prepaid rent and other liabilities in our accompanying consolidated balance sheets:

					Fair Value
					December 31,
Instrument	Notional Amount	Index	Interest Rate	Maturity Date	2020	2019
Swap	$139,500,000	one month LIBOR	2.49%	11/19/21	$(2,915,000)	$(2,441,000)
Swap	58,800,000	one month LIBOR	2.49%	11/19/21	(1,229,000)	(1,029,000)
Swap	45,000,000	one month LIBOR	0.20%	11/19/21	(27,000)	—
Swap	36,700,000	one month LIBOR	2.49%	11/19/21	(766,000)	(642,000)
Swap	15,000,000	one month LIBOR	2.53%	11/19/21	(318,000)	(273,000)
	$295,000,000				$(5,255,000)	$(4,385,000)

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of both December 31, 2020 and 2019, none of our derivative financial instruments were designated as hedges as defined by guidance under ASC Topic 815. Derivative financial instruments not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements. For the years ended December 31, 2020 and 2019, we recorded $(870,000) and $(4,385,000), respectively, as an increase to interest expense in our accompanying consolidated statements of operations related to the change in the fair value of our derivative financial instruments. We did not have any derivative financial instruments during the year ended December 31, 2018.
See Note 14, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments.
9. Identified Intangible Liabilities, Net
As of December 31, 2020 and 2019, identified intangible liabilities, net consisted of below-market leases of $1,295,000 and $1,601,000, respectively, net of accumulated amortization of $608,000 and $702,000, respectively. Amortization expense on below-market leases for the years ended December 31, 2020, 2019 and 2018 was $306,000, $517,000 and $380,000 respectively, which was recorded to real estate revenue in our accompanying consolidated statements of operations.
The weighted average remaining life of below-market leases was 11.6 years and 11.3 years as of December 31, 2020 and 2019, respectively. As of December 31, 2020, estimated amortization expense on below-market leases for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2021	$236,000
2022	217,000
2023	207,000
2024	161,000
2025	123,000
Thereafter	351,000
Total	$1,295,000
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
Impact of the COVID-19 Pandemic
Since March 2020, the COVID-19 pandemic has been dramatically impacting the United States, which has resulted in an aggressive worldwide effort to contain the spread of the virus. These efforts have significantly and adversely disrupted economic markets and impacted commercial activity worldwide, including markets in which we own and/or operate properties, and the prolonged economic impact remains uncertain. In addition, the continuously evolving nature of the COVID-19

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
pandemic makes it difficult to ascertain the long-term impact it will have on real estate markets and our portfolio of investments. Considerable uncertainty still surrounds the COVID-19 pandemic and its effects on the population, as well as the effectiveness of any responses taken on national and local levels by government and public health authorities and businesses to contain and combat the outbreak and spread of the virus, including the widespread availability and use of effective vaccines. In particular, government-imposed business closures and re-opening restrictions, as well as self-imposed restrictions of discretionary activities, have dramatically impacted the operations of our real estate investments and our tenants across the country, such as creating significant declines in resident occupancy. Further, our senior housing facilities have also experienced dramatic increases and may continue to experience increases in costs to care for residents; particularly labor costs to maintain staffing levels to care for the aged population during this crisis, costs of COVID-19 testing of employees and residents and costs to procure the volume of personal protective equipment and other supplies required.
We received and recognized in our accompanying consolidated financial statements stimulus funds through economic relief programs of the CARES Act, as discussed at Note 2, Summary of Significant Accounting Policies — Government Grants. We have also taken actions to strengthen our balance sheet and preserve liquidity in response to the COVID-19 pandemic risks. From March to December 2020, we postponed non-essential capital expenditures. In addition, in March 2020, we reduced the stockholder distribution rate and partially suspended our share repurchase plan. See Note 12, Equity — Share Repurchase Plan, for a further discussion. We are continuously monitoring the impact of the COVID-19 pandemic on our business, residents, tenants, operating partners, managers, portfolio of investments and on the United States and global economies.
11. Redeemable Noncontrolling Interests
As of December 31, 2020 and 2019, our advisor owned all of the 208 limited partnership units outstanding in our operating partnership. As of December 31, 2020 and 2019, we owned greater than a 99.99% general partnership interest in our operating partnership, and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. Our advisor is entitled to special redemption rights of its limited partnership units. The noncontrolling interest of our advisor in our operating partnership, which has redemption features outside of our control, is accounted for as a redeemable noncontrolling interest and is presented outside of permanent equity in our accompanying consolidated balance sheets. See Note 13, Related Party Transactions — Liquidity Stage — Subordinated Participation Interest — Subordinated Distribution Upon Listing, and Note 13, Related Party Transactions — Subordinated Distribution Upon Termination, for a further discussion of the redemption features of the limited partnership units.
In connection with our acquisitions of Central Florida Senior Housing Portfolio, Pinnacle Beaumont ALF and Pinnacle Warrenton ALF, we own approximately 98.0% of the joint ventures with Meridian. In connection with our acquisitions of Catalina West Haven ALF and Catalina Madera ALF, we own approximately 90.0% of the joint venture with Avalon. The noncontrolling interests held by Meridian and Avalon have redemption features outside of our control and are accounted for as redeemable noncontrolling interests in our accompanying consolidated balance sheets.
We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions; or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the years ended December 31, 2020 and 2019:

	December 31,
	2020	2019
Beginning balance	$1,462,000	$1,371,000
Additions	1,138,000	151,000
Distributions	(104,000)	(151,000)
Adjustment to redemption value	615,000	173,000
Net loss attributable to redeemable noncontrolling interests	(493,000)	(82,000)
Ending balance	$2,618,000	$1,462,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of both December 31, 2020 and 2019, no shares of our preferred stock were issued and outstanding.
Common Stock
Our charter authorizes us to issue 1,000,000,000 shares of our common stock, par value $0.01 per share, whereby 900,000,000 shares are classified as Class T common stock and 100,000,000 shares are classified as Class I common stock. Each share of our common stock, regardless of class, will be entitled to one vote per share on matters presented to the common stockholders for approval; provided, however, that stockholders of one share class shall have exclusive voting rights on any amendment to our charter that would alter only the contract rights of that share class, and no stockholders of another share class shall be entitled to vote thereon. As of both December 31, 2020 and 2019, our advisor owned 20,833 shares of our Class T common stock. On February 15, 2019, we terminated our initial offering and we continued to offer shares of our common stock pursuant to the 2019 DRIP Offering. See the “Distribution Reinvestment Plan” section below for a further discussion.
Through December 31, 2020, we had issued 75,639,681 aggregate shares of our Class T and Class I common stock in connection with the primary portion of our initial offering and 7,595,594 aggregate shares of our Class T and Class I common stock pursuant to our DRIP Offerings. We also granted an aggregate of 105,000 shares of our restricted Class T common stock to our independent directors and repurchased 2,021,771 shares of our common stock under our share repurchase plan through December 31, 2020. As of December 31, 2020 and 2019, we had 81,339,337 and 79,899,874 aggregate shares of our Class T and Class I common stock, respectively, issued and outstanding.
Distribution Reinvestment Plan
We had registered and reserved $150,000,000 in shares of our common stock for sale pursuant to the DRIP in our initial offering. The DRIP allows stockholders to purchase additional Class T shares and Class I shares of our common stock through the reinvestment of distributions during our initial offering. Pursuant to the DRIP, distributions with respect to Class T shares are reinvested in Class T shares and distributions with respect to Class I shares are reinvested in Class I shares. On February 15, 2019, we terminated our initial offering and we continued to offer up to $100,000,000 in shares of our common stock pursuant to the 2019 DRIP Offering. In connection with our board’s strategic alternative review process and in order to facilitate a strategic transaction, on March 18, 2021, our board authorized the suspension of the DRIP, effective as of April 1, 2021, unless and until our board reinstates the DRIP. As a consequence of the suspension of the DRIP, beginning with the April 2021 distributions, which will be payable on or about May 1, 2021, there will be no further issuances of shares pursuant to the DRIP, and stockholders who are participants in the DRIP will receive cash distributions instead.
Since April 6, 2018, our board has approved and established an estimated per share net asset value, or NAV, on at least an annual basis. Commencing with the distribution payment to stockholders paid in the month following such board approval, shares of our common stock issued pursuant the DRIP were or will be issued at the current estimated per share NAV until such time as our board determines an updated estimated per share NAV. The following is a summary of our historical estimated per share NAV of our Class T and Class I common stock:

Approval Date by our Board	Estimated Per Share NAV (Unaudited)
04/06/18	$9.65
04/04/19	$9.54
04/02/20	$9.54
For the years ended December 31, 2020, 2019 and 2018, $19,862,000, $25,533,000 and $17,612,000, respectively, in distributions were reinvested and 2,081,895, 2,666,913 and 1,838,711 shares of our common stock, respectively, were issued pursuant to our DRIP Offerings. As of December 31, 2020 and 2019, a total of $72,492,000 and $52,630,000, respectively, in distributions were cumulatively reinvested that resulted in 7,595,594 and 5,513,699 shares of our common stock, respectively, being issued pursuant to our DRIP Offerings.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Share Repurchase Plan
Due to the impact the COVID-19 pandemic has had on the United States and globally, and the ongoing uncertainty of the severity and duration of the COVID-19 pandemic and its effects, beginning in March 2020, our board decided to take steps to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects. As a result, on March 31, 2020, our board suspended our share repurchase plan with respect to all repurchase requests other than repurchases resulting from the death or qualifying disability of stockholders, beginning with share repurchase requests submitted for repurchase during the second quarter of 2020. Repurchase requests resulting from the death or qualifying disability of stockholders were not suspended, but remained subject to all terms and conditions of our share repurchase plan, including our board’s discretion to determine whether we have sufficient funds available to repurchase any shares.
In connection with our board’s strategic alternative review process and in order to facilitate a strategic transaction, on March 18, 2021, our board approved the suspension of our share repurchase plan with respect to all repurchase requests received by us after February 28, 2021, including repurchases resulting from the death or qualifying disability of stockholders, until such time, if any, as our board determines to reinstate our share repurchase plan.
Prior to the suspension of our share repurchase plan, our share repurchase plan allowed for repurchases of shares of our common stock by us when certain criteria are met. Share repurchases were made at the sole discretion of our board. Subject to the availability of the funds for share repurchases, we generally limited the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided, however, that shares subject to a repurchase requested upon the death of a stockholder were not subject to this cap. Funds for the repurchase of shares of our common stock came exclusively from the cumulative proceeds we received from the sale of shares of our common stock pursuant to our DRIP Offerings.
All repurchases of our shares of common stock were subject to a one-year holding period, except for repurchases made in connection with a stockholder’s death or “qualifying disability,” as defined in our share repurchase plan. Further, all share repurchases were repurchased following a one-year holding period at a price between 92.5% to 100% of each stockholder’s repurchase amount depending on the period of time their shares had been held. During our initial offering and with respect to shares repurchased for the quarter ending March 31, 2019, the repurchase amount for shares repurchased under our share repurchase plan was equal to the lesser of (i) the amount per share that a stockholder paid for their shares of our common stock, or (ii) the per share offering price in our initial offering. Commencing with shares repurchased for the quarter ending June 30, 2019, the repurchase amount for shares repurchased under our share repurchase plan was the lesser of (i) the amount per share the stockholder paid for their shares of our common stock, or (ii) the most recent estimated value of one share of the applicable class of common stock as determined by our board. See the “Distribution Reinvestment Plan” section above for a summary of our historical estimated per share NAV. However, if shares of our common stock were repurchased in connection with a stockholder’s death or qualifying disability, the repurchase price was no less than 100% of the price paid to acquire the shares of our common stock from us. Furthermore, our share repurchase plan provided that if there were insufficient funds to honor all repurchase requests, pending requests may be honored among all requests for repurchase in any given repurchase period, as follows: first, pro rata as to repurchases sought upon a stockholder’s death; next, pro rata as to repurchases sought by stockholders with a qualifying disability; and, finally, pro rata as to other repurchase requests.
For the years ended December 31, 2020, 2019 and 2018, we repurchased 664,932, 928,675 and 350,418 shares of our common stock, respectively, for an aggregate of $6,214,000, $8,609,000 and $3,312,000, respectively, at an average repurchase price of $9.34, $9.27 and $9.45 per share, respectively. As of December 31, 2020 and 2019, we cumulatively repurchased 2,021,771 and 1,356,839 shares of our common stock, respectively, for an aggregate of $18,870,000 and $12,656,000, respectively, at an average repurchase price of $9.33 per share. In January 2021, we repurchased 72,339 shares of our common stock, for an aggregate of $713,000, at an average repurchase price of $9.86 per share. All shares were repurchased using the cumulative proceeds we received from the sale of shares of our common stock pursuant to our DRIP Offerings.
2015 Incentive Plan
We adopted the 2015 Incentive Plan, or our incentive plan, pursuant to which our board, or a committee of our independent directors, may make grants of options, restricted shares of common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 4,000,000 shares. For the years ended December 31, 2020, 2019 and 2018, we granted an aggregate of 22,500 shares of our restricted Class T common stock at a weighted average grant date fair value of $9.54, $9.54 and $9.65 per share, respectively, to our independent directors in connection with their re-election to our board or in consideration for their past services rendered. Such shares vested 20.0% immediately on the grant

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
date and 20.0% will vest on each of the first four anniversaries of the grant date. We follow ASC Topic 718, Compensation — Stock Compensation, to account for our stock compensation pursuant to our incentive plan. For the years ended December 31, 2020, 2019 and 2018, we recognized stock compensation expense of $215,000, $207,000 and $185,000, respectively, which is included in general and administrative in our accompanying consolidated statements of operations.
Offering Costs
Selling Commissions
Through the termination of our initial offering on February 15, 2019, we generally paid our dealer manager selling commissions of up to 3.0% of the gross offering proceeds from the sale of Class T shares of our common stock pursuant to the primary portion of our initial offering. No selling commissions were payable on Class I shares or shares of our common stock sold pursuant to our DRIP Offerings. Following the termination of our initial offering on February 15, 2019, we no longer incur additional selling commissions. For the years ended December 30, 2019 and 2018, we incurred $2,241,000 and $6,983,000, respectively, in selling commissions to our dealer manager. Such commissions were charged to stockholders’ equity as such amounts were paid to our dealer manager from the gross proceeds of our initial offering.
Dealer Manager Fee
Through the termination of our initial offering on February 15, 2019, with respect to shares of our Class T common stock, our dealer manager generally received a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of Class T shares of our common stock pursuant to our initial offering, of which 1.0% of the gross offering proceeds was funded by us and up to an amount equal to 2.0% of the gross offering proceeds was funded by our advisor. Effective March 1, 2017 and through the termination of our initial offering on February 15, 2019, with respect to shares of our Class I common stock, our dealer manager generally received a dealer manager fee up to an amount equal to 1.5% of the gross offering proceeds from the sale of Class I shares of our common stock pursuant to the primary portion of our initial offering, all of which was funded by our advisor. No dealer manager fee was payable on shares of our common stock sold pursuant to our DRIP Offerings.
Following the termination of our initial offering on February 15, 2019, we no longer incur additional dealer manager fees. For the years ended December 31, 2019 and 2018, we incurred $759,000 and $2,364,000, respectively, in dealer manager fees to our dealer manager. Such fees were charged to stockholders’ equity as such amounts were paid to our dealer manager or its affiliates from the gross proceeds of our initial offering. See Note 13, Related Party Transactions — Offering Stage — Dealer Manager Fee, for a further discussion of the dealer manager fee funded by our advisor.
Stockholder Servicing Fee
We pay our dealer manager a quarterly stockholder servicing fee with respect to our Class T shares sold as additional compensation to the dealer manager and participating broker-dealers. No stockholder servicing fee is paid with respect to Class I shares or shares of our common stock sold pursuant to our DRIP Offerings. The stockholder servicing fee accrues daily in an amount equal to 1/365th of 1.0% of the purchase price per share of our Class T shares sold in the primary portion of our initial offering. We will cease paying the stockholder servicing fee with respect to our Class T shares sold in the primary portion of our initial offering upon the occurrence of certain defined events, such as our redemption of such Class T shares. Our dealer manager may re-allow to participating broker-dealers all or a portion of the stockholder servicing fee for services that such participating broker-dealers perform in connection with the shares of our Class T common stock. By agreement with participating broker-dealers, such stockholder servicing fee may be reduced or limited.
Following the termination of our initial offering on February 15, 2019, we no longer incur additional stockholder servicing fees. For the years ended December 31, 2019 and 2018, we incurred $2,573,000 and $8,069,000, respectively, in stockholder servicing fees to our dealer manager. As of December 31, 2020 and 2019, we accrued $6,100,000 and $12,610,000, respectively, in connection with the stockholder servicing fee payable, which is included in accounts payable and accrued liabilities with a corresponding offset to stockholders’ equity in our accompanying consolidated balance sheets.
Noncontrolling Interest
In connection with our acquisition of Louisiana Senior Housing Portfolio on January 3, 2020, as of December 31, 2020 we owned an approximate 90.0% interest in our consolidated joint venture with SSMG that owns such properties. As such, 10.0% of the net earnings of the joint venture were allocated to noncontrolling interests in our accompanying consolidated statements of operations for the period from January 3, 2020 through December 31, 2020, and the carrying amount of such

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
noncontrolling interest is presented in total equity in our accompanying consolidated balance sheets as of December 31, 2020. We did not have any noncontrolling interest in total equity for the year ended December 31, 2019.
13. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and one of our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings; however, we are not affiliated with Griffin Capital, our dealer manager, Colony Capital or Mr. Flaherty. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. Our board, including a majority of our independent directors, has reviewed the material transactions between our affiliates and us during the year ended December 31, 2020. Set forth below is a description of the transactions with affiliates. We believe that we have executed all of the transactions set forth below on terms that are fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties. For the years ended December 31, 2020, 2019 and 2018, we incurred $13,350,000, $16,296,000 and $22,355,000, respectively, in fees and expenses to our affiliates as detailed below.
Offering Stage
Dealer Manager Fee
Through the termination of our initial offering on February 15, 2019, with respect to shares of our Class T common stock, our dealer manager generally received a dealer manager fee of up to 3.0% of the gross offering proceeds from the sale of Class T shares of our common stock pursuant to the primary portion of our initial offering, of which 1.0% of the gross offering proceeds was funded by us and up to an amount equal to 2.0% of the gross offering proceeds was funded by our advisor. Effective March 1, 2017 and through the termination of our initial offering on February 15, 2019, with respect to shares of our Class I common stock, our dealer manager generally received a dealer manager fee up to an amount equal to 1.5% of the gross offering proceeds from the sale of Class I shares of our common stock pursuant to the primary portion of our initial offering, all of which was funded by our advisor. Our advisor recouped the portion of the dealer manager fee it funded through the receipt from us of the Contingent Advisor Payment, as defined below, through the payment of acquisition fees as described below. No dealer manager fee was payable on shares of our common stock sold pursuant to our DRIP Offerings.
Following the termination of our initial offering on February 15, 2019, we no longer incur additional dealer manager fees. For the years ended December 31, 2019 and 2018, we incurred $1,687,000 and $4,878,000, respectively, payable to our advisor as part of the Contingent Advisor Payment in connection with the dealer manager fee that our advisor had incurred. Such fee was charged to stockholders’ equity as incurred with a corresponding offset to accounts payable due to affiliates in our accompanying consolidated balance sheets. See Note 12, Equity — Offering Costs — Dealer Manager Fee, for a further discussion of the dealer manager fee funded by us.
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
Following the termination of our initial offering on February 15, 2019, we no longer incur additional other organizational and offering expenses. For the years ended December 31, 2019 and 2018, we incurred $114,000 and $1,465,000, respectively, payable to our advisor as part of the Contingent Advisor Payment in connection with the other organizational and offering expenses that our advisor had incurred. Such expenses were charged to stockholders’ equity as incurred with a corresponding offset to accounts payable due to affiliates in our accompanying consolidated balance sheets.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Acquisition and Development Stage
Acquisition Fee
We pay our advisor or its affiliates an acquisition fee of up to 4.50% of the contract purchase price, including any contingent or earn-out payments that may be paid, of each property we acquire. The 4.50% acquisition fees consist of a 2.25% base acquisition fee, or the base acquisition fee, for real estate acquisitions, and an additional 2.25% contingent advisor payment, or the Contingent Advisor Payment, as applicable. The Contingent Advisor Payment allowed our advisor to recoup the portion of the dealer manager fee and other organizational and offering expenses funded by our advisor. Therefore, the amount of the Contingent Advisor Payment paid upon the closing of an acquisition did not exceed the then outstanding amounts paid by our advisor for dealer manager fees and other organizational and offering expenses at the time of such closing. For these purposes, the amounts paid by our advisor and considered as “outstanding” were reduced by the amount of the Contingent Advisor Payment previously paid. Notwithstanding the foregoing, the initial $7,500,000 of amounts paid by our advisor to fund the dealer manager fee and other organizational and offering expenses, or the Contingent Advisor Payment Holdback, was retained by us until February 2019, the termination of our initial offering and the third anniversary of the commencement date of our initial offering, at which time such amount was paid to our advisor. Our advisor or its affiliates are entitled to receive these acquisition fees for properties acquired with funds raised in our initial offering, including acquisitions completed after the termination of the Advisory Agreement (including imputed leverage of 50.0% on funds raised in our initial offering), or funded with net proceeds from the sale of a property, subject to certain conditions. Our advisor may waive or defer all or a portion of the acquisition fee at any time and from time to time, in our advisor’s sole discretion.
Base acquisition fees are capitalized as part of the associated asset and included in real estate investments, net in our accompanying consolidated balance sheets or are expensed as incurred and included in acquisition related expenses in our accompanying consolidated statements of operations, as applicable. For the years ended December 31, 2020, 2019 and 2018, we incurred base acquisition fees of $1,485,000, $4,595,000 and $10,096,000, respectively, to our advisor. As of both December 31, 2020 and 2019, we paid $20,982,000 in Contingent Advisor Payments to our advisor and do not have any amounts outstanding due to our advisor. For a further discussion of amounts paid in connection with the Contingent Advisor Payment, see the “Dealer Manager Fee” and “Other Organizational and Offering Expenses” sections above.
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
For the years ended December 31, 2020, 2019 and 2018, we incurred development fees of $87,000, $34,000 and $6,000 respectively, to our advisor, which was expensed as incurred and included in acquisition related expenses in our accompanying consolidated statements of operations.
Reimbursement of Acquisition Expenses
We reimburse our advisor or its affiliates for acquisition expenses related to selecting, evaluating and acquiring assets, which are reimbursed regardless of whether an asset is acquired. The reimbursement of acquisition expenses, acquisition fees, total development costs and real estate commissions paid to unaffiliated third parties will not exceed, in the aggregate, 6.0% of the contract purchase price of the property, unless fees in excess of such limits are approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction. For the years ended December 31, 2020, 2019 and 2018, such fees and expenses paid did not exceed 6.0% of the contract purchase price of our property acquisitions, except with respect to our acquisitions of Athens MOB Portfolio, Northern California Senior Housing Portfolio, Pinnacle Warrenton ALF, Glendale MOB, Missouri SNF Portfolio, Flemington MOB Portfolio and West Des Moines SNF, which excess fees and expenses were approved by our directors as set forth above.
Reimbursements of acquisition expenses are capitalized as part of the associated asset and included in real estate investments, net in our accompanying consolidated balance sheets or are expensed as incurred and included in acquisition related expenses in our accompanying consolidated statements of operations, as applicable. For the years ended December 31, 2020, 2019 and 2018, we incurred $1,000, $0 and $2,000, respectively, in acquisition expenses to our advisor or its affiliates.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Operational Stage
Asset Management Fee
We pay our advisor or its affiliates a monthly fee for services rendered in connection with the management of our assets equal to one-twelfth of 0.80% of average invested assets. For such purposes, average invested assets means the average of the aggregate book value of our assets invested in real estate investments, before deducting depreciation, amortization, bad debt and other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period of calculation.
For the years ended December 31, 2020, 2019 and 2018, we incurred $9,732,000, $8,276,000 and $4,975,000, respectively, in asset management fees to our advisor, which are included in general and administrative in our accompanying consolidated statements of operations.
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
Property management fees are included in rental expenses or general and administrative expenses in our accompanying consolidated statements of operations, as applicable. For the years ended December 31, 2020, 2019 and 2018, we incurred property management fees of $1,454,000, $1,220,000 and $746,000, respectively, to American Healthcare Investors.
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
Lease fees are capitalized as lease commissions, which are included in other assets, net in our accompanying consolidated balance sheets, and amortized over the term of the lease. For the years ended December 31, 2020, 2019 and 2018, we incurred lease fees of $333,000, $83,000 and $94,000, respectively.
Construction Management Fee
In the event that our advisor or its affiliates assist with planning and coordinating the construction of any capital or tenant improvements, we pay our advisor or its affiliates a construction management fee of up to 5.0% of the cost of such improvements. Construction management fees are capitalized as part of the associated asset and included in real estate investments, net in our accompanying consolidated balance sheets or are expensed and included in our accompanying consolidated statements of operations, as applicable. For the years ended December 31, 2020, 2019 and 2018, we incurred construction management fees of $99,000, $155,000 and $28,000, respectively.
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
For the 12 months ended December 31, 2020, 2019 and 2018, our operating expenses did not exceed the aforementioned limitations. The following table reflects our operating expenses as a percentage of average invested assets and as a percentage of net income for the 12 month periods then ended:

	12 months ended December 31,
	2020	2019	2018
Operating expenses as a percentage of average invested assets	1.2%	1.2%	1.2%
Operating expenses as a percentage of net income	38.1%	37.2%	28.3%
 For the years ended December 31, 2020, 2019 and 2018, our advisor incurred operating expenses on our behalf of $159,000, $132,000 and $65,000, respectively. Operating expenses are generally included in general and administrative in our accompanying consolidated statements of operations.
Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, we pay our advisor or its affiliates a disposition fee up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated parties, will not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. For the years ended December 31, 2020, 2019 and 2018, we did not incur any disposition fees to our advisor or its affiliates.
Subordinated Participation Interest
Subordinated Distribution of Net Sales Proceeds
In the event of liquidation, we will pay our advisor a subordinated distribution of net sales proceeds. The distribution will be equal to 15.0% of the remaining net proceeds from the sales of properties, after distributions to our stockholders, in the aggregate, of: (i) a full return of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan); plus (ii) an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock, as adjusted for distributions of net sales proceeds. Actual amounts to be received depend on the sale prices of properties upon liquidation. For the years ended December 31, 2020, 2019 and 2018, we did not pay any such distributions to our advisor.
Subordinated Distribution Upon Listing
Upon the listing of shares of our common stock on a national securities exchange, in redemption of our advisor’s limited partnership units, we will pay our advisor a distribution equal to 15.0% of the amount by which: (i) the market value of our outstanding common stock at listing plus distributions paid prior to listing exceeds (ii) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the amount of cash equal to an annual 6.0% cumulative, non-compounded return on the gross proceeds from the sale of shares of our common stock through the date of listing. Actual amounts to be received depend upon the market value of our outstanding stock at the time of listing, among other factors. For the years ended December 31, 2020, 2019 and 2018, we did not pay any such distributions to our advisor.
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
As of December 31, 2020 and 2019, we did not have any liability related to the subordinated distribution upon termination.
Stock Purchase Plans
On December 31, 2017, our Chief Executive Officer and Chairman of the Board of Directors, Jeffrey T. Hanson, our President and Chief Operating Officer, Danny Prosky, and our Executive Vice President and General Counsel, Mathieu B. Streiff, each executed stock purchase plans, or the 2018 Stock Purchase Plans, whereby they each irrevocably agreed to invest 100% of their net after-tax base salary and cash bonus compensation earned as employees of American Healthcare Investors directly into our company by purchasing shares of our Class I common stock. In addition, on December 31, 2017, the four Executive Vice Presidents of American Healthcare Investors at the time, including our Executive Vice President of Acquisitions, Stefan K.L. Oh, our Chief Financial Officer, Brian S. Peay, and Wendie Newman Vice President of Asset Management, each executed similar 2018 Stock Purchase Plans whereby they each irrevocably agreed to invest a portion of their net after-tax base salary or a portion of their net after-tax base salary and cash bonus compensation, ranging from 5.0% to 15.0%, earned on or after January 1, 2018 as employees of American Healthcare Investors directly into shares of our Class I common stock. The 2018 Stock Purchase Plans terminated on December 31, 2018.
Purchases of shares of our Class I common stock pursuant to the 2018 Stock Purchase Plans commenced beginning with the first regularly scheduled payroll payment on January 22, 2018, and concluded with the regularly scheduled payroll payment on January 7, 2019. For the years ended December 31, 2019 and 2018, our officers invested $34,000 and $1,078,000, respectively, and 3,346 and 113,658 shares of our Class I common stock, respectively, were issued in the aggregate pursuant to the 2018 Stock Purchase Plans. The shares of Class I common stock were purchased pursuant to the 2018 Stock Purchase Plans at a per share purchase price equal to the per share purchase price of our Class I common stock, which was $9.21 per share prior to April 11, 2018 and $9.65 per share effective as of April 11, 2018. No selling commissions, dealer manager fees (including the portion of such dealer manager fees funded by our advisor) or stockholder servicing fees were paid with respect to such sales of our Class I common stock pursuant to the 2018 Stock Purchase Plans.
Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of December 31, 2020 and 2019:

	December 31,
Fee	2020	2019
Asset management fees	$814,000	$768,000
Property management fees	117,000	145,000
Acquisition and development fees	64,000	5,000
Construction management fees	33,000	65,000
Operating expenses	10,000	12,000
Lease commissions	8,000	21,000
Total	$1,046,000	$1,016,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivative financial instruments	$—	$5,255,000	$—	$5,255,000
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
There were no transfers into or out of fair value measurement levels during the years ended December 31, 2020 and 2019.
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
Although we have determined that the majority of the inputs used to value our derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of December 31, 2020, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The fair values of our mortgage loans payable and the 2018 Credit Facility are estimated using discounted cash flow analyses using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that our mortgage loans payable and the 2018 Credit Facility are classified in Level 2 within the fair value hierarchy as reliance is placed on inputs other than quoted prices that are observable, such as interest rates and yield curves. The carrying amounts and estimated fair values of such financial instruments as of December 31, 2020 and 2019 were as follows:

	December 31,
	2020		2019
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Financial Liabilities:
Mortgage loans payable	$17,827,000	$22,052,000	$26,070,000	$26,677,000
Line of credit and term loans	$475,176,000	$477,651,000	$393,217,000	$396,891,000
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
On March 27, 2020, the federal government passed the CARES Act which contains economic stimulus provisions, including the temporary removal of limitations on the deductibility of net operating losses, or NOL, modifications to the carryback periods of NOL, modifications to the business interest deduction limitations and technical corrections to the tax depreciation recovery period for qualified improvement property. Accordingly, tax law changes within the CARES Act may impact income taxes accrued, deferred tax assets or liabilities and the associated valuation allowances included in our consolidated financial statements, if any. We do not anticipate that tax law changes in the CARES Act will materially impact the computation of our taxable income, including our TRS. We also do not expect that we will realize a material tax benefit as a result of the changes to the provisions of the Code made by the CARES Act. We will continue to evaluate the tax impact of the CARES Act and any guidance provided by the United States Treasury Department, the IRS and other state and local regulatory authorities to our consolidated financial statements.
The components of income tax benefit or expense for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Years Ended December 31,
	2020	2019	2018
Federal deferred	$(3,336,000)	$(1,087,000)	$(2,593,000)
State deferred	(1,097,000)	(100,000)	(675,000)
Federal current	—	—	—
State current	—	(8,000)	8,000
Valuation allowance	4,433,000	1,187,000	3,268,000
Total income tax (benefit) expense	$—	$(8,000)	$8,000
Current Income Tax
Federal and state income taxes are generally a function of the level of income recognized by our TRS.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Deferred Taxes
Deferred income tax is generally a function of the period’s temporary differences (primarily basis differences between tax and financial reporting for real estate assets and equity investments) and generation of tax NOL that may be realized in future periods depending on sufficient taxable income.
We recognize the financial statement effects of an uncertain tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of both December 31, 2020 and 2019, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying consolidated financial statements.
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of both December 31, 2020 and 2019, our valuation allowance fully reserves the net deferred tax asset due to inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.
Any increases or decreases to the deferred income tax assets or liabilities are reflected in income tax benefit or expense in our accompanying consolidated statements of operations. The components of deferred tax assets as of December 31, 2020 and 2019 was as follows:

	Years Ended December 31,
	2020	2019
Deferred income tax assets:
Fixed assets and intangibles	$3,982,000	$2,455,000
Expense accruals and other	1,076,000	620,000
Net operating loss	4,306,000	1,856,000
Valuation allowances	(9,364,000)	(4,931,000)
Total deferred income tax assets	$—	$—
At December 31, 2020 and 2019, we had a NOL carryforward of $16,158,000 and $7,179,000, respectively, related to our TRS. These amounts can be used to offset future taxable income, if any. The NOL carryforwards that were incurred before January 1, 2018 begin to expire in 2037 with respect to the TRS. The NOL carryforwards incurred after December 31, 2017 will be carried forward indefinitely.
Tax Treatment of Distributions
For federal income tax purposes, distributions to stockholders are characterized as ordinary income, capital gain distributions or nontaxable distributions. Nontaxable distributions will reduce United States stockholders’ basis (but not below zero) in their shares. The income tax treatment for distributions reportable for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Years Ended December 31,
	2020		2019		2018
Ordinary income	$5,479,000	14.5%	$10,099,000	21.8%	$11,909,000	37.7%
Capital gain	—	—	—	—	—	—
Return of capital	32,193,000	85.5	36,317,000	78.2	19,673,000	62.3
	$37,672,000	100%	$46,416,000	100%	$31,582,000	100%
Amounts listed above do not include distributions paid on nonvested shares of our restricted common stock which have been separately reported.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. Leases
Lessor
We have operating leases with tenants that expire at various dates through 2040. For the years ended December 31, 2020 and 2019, we recognized $86,321,000 and $74,610,000 of real estate revenue, respectively, related to operating lease payments, of which $18,372,000 and $14,878,000, respectively, was for variable lease payments. As of December 31, 2020, the following table sets forth the undiscounted cash flows for future minimum base rents due under operating leases for each of the next five years ending December 31 and thereafter for the properties that we wholly own:

Year	Amount
2021	$64,261,000
2022	61,691,000
2023	57,193,000
2024	51,590,000
2025	45,136,000
Thereafter	266,446,000
Total	$546,317,000
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
For the years ended December 31, 2020 and 2019, operating lease costs were $862,000 and $735,000, respectively, which are included in rental expenses in our accompanying consolidated statements of operations. Such costs also include variable lease costs, which are immaterial. Additional information related to our operating leases for the periods presented below was as follows:

	December 31,
	2020	2019
Weighted average remaining lease term (in years)	79.5	80.4
Weighted average discount rate	5.74%	5.74%

	Years Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash outflows related to operating leases	$518,000	$458,000
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$4,489,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2020, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for each of the next five years ending December 31 and thereafter, as well as the reconciliation of those cash flows to operating lease liabilities on our accompanying consolidated balance sheet:

Year	Amount
2021	$523,000
2022	526,000
2023	530,000
2024	534,000
2025	538,000
Thereafter	46,565,000
Total operating lease payments	49,216,000
Less: interest	39,312,000
Present value of operating lease liabilities	$9,904,000
17. Segment Reporting
As of December 31, 2020, we evaluated our business and made resource allocations based on four reportable business segments — medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities. Our medical office buildings are typically leased to multiple tenants under separate leases, thus requiring active management and responsibility for many of the associated operating expenses (much of which are, or can effectively be, passed through to the tenants). Our senior housing and skilled nursing facilities are primarily single-tenant properties for which we lease the facilities to unaffiliated tenants under triple-net and generally master leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Our senior housing — RIDEA properties include senior housing facilities that are owned and operated utilizing a RIDEA structure.
We evaluate performance based upon segment net operating income, or NOI. We define segment NOI as total revenues and grant income, less rental expenses and property operating expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, interest expense, impairment of real estate investments, income or loss from unconsolidated entity, other income and income tax benefit or expense for each segment. We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment NOI serves as an appropriate supplemental performance measure to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Summary information for the reportable segments during the years ended December 31, 2020, 2019 and 2018 was as follows:

	Medical Office Buildings	Senior Housing — RIDEA	Skilled Nursing Facilities	Senior Housing	Year Ended December 31, 2020
Revenues and grant income:
Real estate revenue	$65,509,000	$—	$11,968,000	$8,844,000	$86,321,000
Resident fees and services	—	67,793,000	—	—	67,793,000
Grant income	—	1,005,000	—	—	1,005,000
Total revenues and grant income	65,509,000	68,798,000	11,968,000	8,844,000	155,119,000
Expenses:
Rental expenses	22,068,000	—	576,000	806,000	23,450,000
Property operating expenses	—	60,224,000	—	—	60,224,000
Segment net operating income	$43,441,000	$8,574,000	$11,392,000	$8,038,000	$71,445,000
Expenses:
General and administrative					$16,691,000
Acquisition related expenses					(160,000)
Depreciation and amortization					50,304,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)					(19,955,000)
Loss in fair value of derivative financial instruments					(870,000)
Impairment of real estate investments					(3,642,000)
Income from unconsolidated entity					629,000
Other income					286,000
Net loss					$(18,942,000)

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Medical Office Buildings	Senior Housing — RIDEA	Skilled Nursing Facilities	Senior Housing	Year Ended December 31, 2019
Revenues:
Real estate revenue	$54,508,000	$—	$11,681,000	$8,421,000	$74,610,000
Resident fees and services	—	46,160,000	—	—	46,160,000
Total revenues	54,508,000	46,160,000	11,681,000	8,421,000	120,770,000
Expenses:
Rental expenses	17,528,000	—	556,000	1,142,000	19,226,000
Property operating expenses	—	37,434,000	—	—	37,434,000
Segment net operating income	$36,980,000	$8,726,000	$11,125,000	$7,279,000	$64,110,000
Expenses:
General and administrative					$15,235,000
Acquisition related expenses					1,974,000
Depreciation and amortization					45,626,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)					(16,191,000)
Loss in fair value of derivative financial instruments					(4,385,000)
Income from unconsolidated entity					267,000
Other income					175,000
Loss before income taxes					(18,859,000)
Income tax benefit					8,000
Net loss					$(18,851,000)

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Medical Office Buildings	Senior Housing — RIDEA	Skilled Nursing Facilities	Senior Housing	Year Ended December 31, 2018
Revenues:
Real estate revenue	$34,339,000	$—	$4,266,000	$8,994,000	$47,599,000
Resident fees and services	—	36,857,000	—	—	36,857,000
Total revenues	34,339,000	36,857,000	4,266,000	8,994,000	84,456,000
Expenses:
Rental expenses	9,934,000	—	351,000	1,214,000	11,499,000
Property operating expenses	—	30,023,000	—	—	30,023,000
Segment net operating income	$24,405,000	$6,834,000	$3,915,000	$7,780,000	$42,934,000
Expenses:
General and administrative					$9,172,000
Acquisition related expenses					2,795,000
Depreciation and amortization					32,658,000
Other income (expense):
Interest expense (including amortization of deferred financing costs and debt discount/premium)					(6,788,000)
Loss from unconsolidated entity					(110,000)
Other income					11,000
Loss before income taxes					(8,578,000)
Income tax expense					(8,000)
Net loss					$(8,586,000)
Assets by reportable segment as of December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
Medical office buildings	$583,131,000	$600,048,000
Senior housing — RIDEA	238,910,000	149,055,000
Skilled nursing	119,247,000	121,749,000
Senior housing	100,370,000	142,982,000
Other	51,115,000	54,493,000
Total assets	$1,092,773,000	$1,068,327,000
18. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, accounts and other receivables, restricted cash and real estate deposits. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of December 31, 2020 and 2019, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. In general, we perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of December 31, 2020, two states in the United States accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized NOI. Our properties located in Missouri and Michigan accounted for approximately 12.1% and 10.1%, respectively, of our total property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Based on leases in effect as of December 31, 2020, our four reportable business segments, medical office buildings, skilled nursing facilities, senior housing — RIDEA and senior housing accounted for 65.0%, 14.4%, 10.5% and 10.1%, respectively, of our total property portfolio’s annualized base rent or annualized NOI.
As of December 31, 2020, we had one tenant that accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized NOI, as follows:

Tenant	Annualized Base Rent/ NOI(1)	Percentage of Annualized Base Rent/NOI	Acquisition	Reportable Segment	GLA (Sq Ft)	Lease Expiration Date
RC Tier Properties, LLC	$7,937,000	11.0%	Missouri SNF Portfolio	Skilled Nursing	385,000	09/30/33
___________
(1)Amount is based on contractual base rent from leases in effect as of December 31, 2020, for our non–RIDEA properties and annualized NOI for our senior housing — RIDEA facilities. The loss of this tenant or its inability to pay rent could have a material adverse effect on our business and results of operations.
19. Per Share Data
Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $20,000, $24,000 and $19,000 for the years ended December 31, 2020, 2019 and 2018, respectively. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock. As of December 31, 2020 and 2019, there were 45,000 and 43,500 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of December 31, 2020 and 2019, there were 208 redeemable limited partnership units of our operating partnership outstanding, but such units were excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION
December 31, 2020

			Initial Cost to Company				Gross Amount of Which Carried at Close of Period(e)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)		Land	Buildings and Improvements	Total(d)	Accumulated Depreciation (f)(g)	Date of Construction	Date Acquired
Auburn MOB (Medical Office)	Auburn, CA	$—	$406,000	$4,600,000	$230,000		$406,000	$4,830,000	$5,236,000	$(740,000)	1997	06/28/16
Pottsville MOB (Medical Office)	Pottsville, PA	—	1,493,000	7,050,000	118,000		1,493,000	7,168,000	8,661,000	(1,232,000)	2004	09/16/16
Charlottesville MOB (Medical Office)	Charlottesville, VA	—	4,768,000	13,330,000	83,000		4,768,000	13,413,000	18,181,000	(2,098,000)	2001	09/22/16
Rochester Hills MOB (Medical Office)	Rochester Hills, MI	2,805,000	1,727,000	5,763,000	284,000		1,727,000	6,047,000	7,774,000	(1,036,000)	1990	09/29/16
Cullman MOB III (Medical Office)	Cullman, AL	—	—	13,989,000	101,000		—	14,090,000	14,090,000	(1,781,000)	2010	09/30/16
Iron MOB Portfolio (Medical Office)	Cullman, AL	—	—	10,237,000	1,221,000		—	11,458,000	11,458,000	(1,775,000)	1994	10/13/16
	Cullman, AL	—	—	6,906,000	1,203,000		—	8,109,000	8,109,000	(1,222,000)	1998	10/13/16
	Sylacauga, AL	—	—	7,907,000	73,000		—	7,980,000	7,980,000	(970,000)	1997	10/13/16
Mint Hill MOB (Medical Office)	Mint Hill, NC	—	—	16,585,000	1,127,000		—	17,712,000	17,712,000	(2,929,000)	2007	11/14/16
Lafayette Assisted Living Portfolio (Senior Housing — RIDEA)	Lafayette, LA	—	1,327,000	8,225,000	217,000		1,327,000	8,442,000	9,769,000	(979,000)	1996	12/01/16
	Lafayette, LA	—	980,000	4,244,000	18,000		980,000	4,262,000	5,242,000	(520,000)	2014	12/01/16
Evendale MOB (Medical Office)	Evendale, OH	—	1,620,000	7,583,000	848,000		1,620,000	8,431,000	10,051,000	(1,412,000)	1988	12/13/16
Battle Creek MOB (Medical Office)	Battle Creek, MI	—	960,000	5,717,000	429,000		960,000	6,146,000	7,106,000	(1,064,000)	1996	03/10/17
Reno MOB (Medical Office)	Reno, NV	—	—	64,718,000	906,000		—	65,624,000	65,624,000	(6,984,000)	2005	03/13/17
Athens MOB Portfolio (Medical Office)	Athens, GA	—	809,000	5,227,000	422,000		809,000	5,649,000	6,458,000	(750,000)	2006	05/18/17
	Athens, GA	—	1,084,000	8,772,000	109,000		1,084,000	8,881,000	9,965,000	(1,080,000)	2006	05/18/17
SW Illinois Senior Housing Portfolio (Senior Housing)	Columbia, IL	—	1,086,000	9,651,000	3,000		1,086,000	9,654,000	10,740,000	(1,225,000)	2007	05/22/17
	Columbia, IL	—	121,000	1,656,000	—		121,000	1,656,000	1,777,000	(187,000)	1999	05/22/17
	Millstadt, IL	—	203,000	3,827,000	—		203,000	3,827,000	4,030,000	(419,000)	2004	05/22/17
	Red Bud, IL	—	198,000	3,553,000	51,000		198,000	3,604,000	3,802,000	(406,000)	2006	05/22/17
	Waterloo, IL	—	470,000	8,369,000	—		470,000	8,369,000	8,839,000	(883,000)	2012	05/22/17
Lawrenceville MOB (Medical Office)	Lawrenceville, GA	—	1,363,000	9,099,000	5,000		1,363,000	9,104,000	10,467,000	(1,218,000)	2005	06/12/17
Northern California Senior Housing Portfolio (Senior Housing — RIDEA)	Belmont, CA	—	10,760,000	13,631,000	(226,000)		10,760,000	13,405,000	24,165,000	(1,338,000)	1958/2000	06/28/17
	Fairfield, CA	—	317,000	6,584,000	(2,214,000)	(c)	317,000	4,370,000	4,687,000	(666,000)	1974	06/28/17
	Menlo Park, CA	—	5,188,000	2,177,000	(51,000)		5,188,000	2,126,000	7,314,000	(206,000)	1945	06/28/17
	Sacramento, CA	—	1,266,000	2,818,000	(1,438,000)	(c)	1,266,000	1,380,000	2,646,000	(301,000)	1978	06/28/17
Roseburg MOB (Medical Office)	Roseburg, OR	—	—	20,925,000	34,000		—	20,959,000	20,959,000	(2,313,000)	2003	06/29/17

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2020

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(e)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(d)	Accumulated Depreciation (f)(g)	Date of Construction	Date Acquired
Fairfield County MOB Portfolio (Medical Office)	Stratford, CT	$—	$1,011,000	$3,538,000	$356,000	$1,011,000	$3,894,000	$4,905,000	$(681,000)	1963	09/29/17
	Trumbull, CT	—	2,250,000	6,879,000	692,000	2,250,000	7,571,000	9,821,000	(1,048,000)	1987	09/29/17
Central Florida Senior Housing Portfolio (Senior Housing — RIDEA)	Bradenton, FL	—	1,058,000	5,118,000	518,000	1,058,000	5,636,000	6,694,000	(687,000)	1973/1983	11/01/17
	Brooksville, FL	—	1,377,000	10,217,000	844,000	1,378,000	11,060,000	12,438,000	(1,657,000)	1960/2007	11/01/17
	Brooksville, FL	—	934,000	6,550,000	559,000	934,000	7,109,000	8,043,000	(867,000)	2008	11/01/17
	Lake Placid, FL	—	949,000	3,476,000	178,000	950,000	3,653,000	4,603,000	(487,000)	2008	11/01/17
	Lakeland, FL	—	528,000	17,541,000	757,000	529,000	18,297,000	18,826,000	(1,671,000)	1985	11/01/17
	Pinellas Park, FL	—	1,118,000	9,005,000	40,000	1,118,000	9,045,000	10,163,000	(877,000)	2016	11/01/17
	Sanford, FL	—	2,782,000	10,019,000	994,000	2,783,000	11,012,000	13,795,000	(1,278,000)	1984	11/01/17
	Spring Hill, FL	—	930,000	6,241,000	2,475,000	930,000	8,716,000	9,646,000	(1,506,000)	1988	11/01/17
	Winter Haven, FL	—	3,118,000	21,973,000	516,000	3,119,000	22,488,000	25,607,000	(2,629,000)	1984	11/01/17
Central Wisconsin Senior Care Portfolio (Skilled Nursing)	Sun Prairie, WI	—	587,000	3,487,000	2,000	587,000	3,489,000	4,076,000	(346,000)	1960/2006	03/01/18
	Waunakee, WI	—	1,930,000	14,352,000	660,000	1,930,000	15,012,000	16,942,000	(1,460,000)	1974/2005	03/01/18
Sauk Prairie MOB (Medical Office)	Prairie du Sac, WI	—	2,154,000	15,194,000	35,000	2,154,000	15,229,000	17,383,000	(1,579,000)	2014	04/09/18
Surprise MOB (Medical Office)	Surprise, AZ	—	1,759,000	9,037,000	329,000	1,759,000	9,366,000	11,125,000	(923,000)	2012	04/27/18
Southfield MOB (Medical Office)	Southfield, MI	5,782,000	1,639,000	12,907,000	395,000	1,639,000	13,302,000	14,941,000	(1,377,000)	1975/2014	05/11/18
Pinnacle Beaumont ALF (Senior Housing — RIDEA)	Beaumont, TX	—	1,586,000	17,483,000	67,000	1,586,000	17,550,000	19,136,000	(1,245,000)	2012	07/01/18
Grand Junction MOB (Medical Office)	Grand Junction, CO	—	1,315,000	27,528,000	3,000	1,315,000	27,531,000	28,846,000	(2,153,000)	2013	07/06/18
Edmonds MOB (Medical Office)	Edmonds, WA	—	4,167,000	16,770,000	361,000	4,167,000	17,131,000	21,298,000	(1,313,000)	1991/2008	07/30/18
Pinnacle Warrenton ALF (Senior Housing — RIDEA)	Warrenton, MO	—	462,000	7,125,000	540,000	462,000	7,665,000	8,127,000	(609,000)	1986	08/01/18
Glendale MOB (Medical Office)	Glendale, WI	—	794,000	5,541,000	551,000	794,000	6,092,000	6,886,000	(684,000)	2004	08/13/18
Missouri SNF Portfolio (Skilled Nursing)	Florissant, MO	—	1,064,000	9,301,000	—	1,064,000	9,301,000	10,365,000	(697,000)	1987	09/28/18
	Kansas City, MO	—	1,710,000	10,699,000	—	1,710,000	10,699,000	12,409,000	(873,000)	1974	09/28/18
	Milan, MO	—	181,000	5,972,000	—	181,000	5,972,000	6,153,000	(435,000)	1980	09/28/18
	Missouri, MO	—	473,000	9,856,000	—	473,000	9,856,000	10,329,000	(699,000)	1963	09/28/18
	Salisbury, MO	—	252,000	7,581,000	—	252,000	7,581,000	7,833,000	(549,000)	1970	09/28/18
	Sedalia, MO	—	266,000	22,397,000	—	266,000	22,397,000	22,663,000	(1,429,000)	1975	09/28/18
	St. Elizabeth, MO	—	329,000	4,282,000	—	329,000	4,282,000	4,611,000	(320,000)	1981	09/28/18

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2020

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(e)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(d)	Accumulated Depreciation (f)(g)	Date of Construction	Date Acquired
	Trenton, MO	$—	$122,000	$4,507,000	$—	$122,000	$4,507,000	$4,629,000	$(318,000)	1967	09/28/18
Flemington MOB Portfolio (Medical Office)	Flemington, NJ	—	1,473,000	10,728,000	161,000	1,473,000	10,889,000	12,362,000	(805,000)	2002	11/29/18
	Flemington, NJ	—	586,000	2,949,000	51,000	586,000	3,000,000	3,586,000	(258,000)	1993	11/29/18
Lawrenceville MOB II (Medical Office)	Lawrenceville, GA	—	1,000,000	7,737,000	305,000	1,000,000	8,042,000	9,042,000	(714,000)	1990	12/19/18
Mill Creek MOB (Medical Office)	Mill Creek, WA	—	1,453,000	5,935,000	8,000	1,453,000	5,943,000	7,396,000	(396,000)	1991	12/21/18
Modesto MOB (Medical Office)	Modesto, CA	—	—	12,789,000	471,000	—	13,260,000	13,260,000	(898,000)	1991/2016	12/28/18
Michigan ALF Portfolio (Senior Housing)	Grand Rapids, MI	—	1,334,000	8,422,000	1,000	1,334,000	8,423,000	9,757,000	(496,000)	1953/2016	12/28/18
	Grand Rapids, MI	10,179,000	1,382,000	10,740,000	1,000	1,382,000	10,741,000	12,123,000	(587,000)	1989	05/01/19
	Holland, MI	—	799,000	6,984,000	3,000	799,000	6,987,000	7,786,000	(477,000)	2007/2017	12/28/18
	Howell, MI	—	728,000	5,404,000	1,000	728,000	5,405,000	6,133,000	(326,000)	2003	12/28/18
	Lansing, MI	—	1,175,000	12,052,000	2,000	1,175,000	12,054,000	13,229,000	(689,000)	1988/2015	12/28/18
	Wyoming, MI	—	1,542,000	12,873,000	2,000	1,542,000	12,875,000	14,417,000	(746,000)	1964/2016	12/28/18
Lithonia MOB (Medical Office)	Lithonia, GA	—	1,129,000	8,842,000	15,000	1,129,000	8,857,000	9,986,000	(667,000)	2015	03/05/19
West Des Moines SNF (Skilled Nursing)	West Des Moines, IA	—	672,000	5,753,000	—	672,000	5,753,000	6,425,000	(318,000)	2004	03/24/19
Great Nord MOB Portfolio (Medical Office)	Tinley Park, IL	—	—	12,976,000	16,000	—	12,992,000	12,992,000	(845,000)	2002	04/08/19
	Chesterton, IN	—	539,000	8,937,000	46,000	540,000	8,982,000	9,522,000	(545,000)	2007	04/08/19
	Crown Point, IN	—	283,000	4,882,000	—	283,000	4,882,000	5,165,000	(289,000)	2005	04/08/19
	Plymouth, MN	—	1,452,000	11,126,000	—	1,451,000	11,127,000	12,578,000	(619,000)	2014	04/08/19
Overland Park MOB (Medical Office)	Overland Park, KS	—	2,437,000	23,169,000	4,243,000	2,437,000	27,412,000	29,849,000	(1,194,000)	2017	08/05/19
Blue Badger MOB (Medical Office)	Marysville, OH	—	1,838,000	10,646,000	1,000	1,838,000	10,647,000	12,485,000	(481,000)	2014	08/09/19
Bloomington MOB (Medical Office)	Bloomington, IL	—	3,178,000	13,547,000	67,000	3,179,000	13,613,000	16,792,000	(580,000)	1990	08/13/19
Memphis MOB (Medical Office)	Memphis, TN	—	1,210,000	6,775,000	—	1,209,000	6,776,000	7,985,000	(312,000)	1984	08/15/19
Haverhill MOB (Medical Office)	Haverhill, MA	—	1,620,000	12,537,000	—	1,620,000	12,537,000	14,157,000	(522,000)	1987	08/27/19
Fresno MOB (Medical Office)	Fresno, CA	—	1,412,000	8,155,000	1,000	1,412,000	8,156,000	9,568,000	(379,000)	2007	10/30/19
Colorado Foothills MOB Portfolio (Medical Office)	Arvada, CO	—	720,000	4,615,000	223,000	720,000	4,838,000	5,558,000	(255,000)	1979	11/19/19
	Centennial, CO	—	970,000	10,307,000	70,000	970,000	10,377,000	11,347,000	(425,000)	1979	11/19/19
	Colorado Springs, CO	—	1,443,000	11,123,000	93,000	1,443,000	11,216,000	12,659,000	(545,000)	1999	11/19/19

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2020

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(e)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(d)	Accumulated Depreciation (f)(g)	Date of Construction	Date Acquired
Catalina West Haven ALF (Senior Housing — RIDEA)	West Haven, UT	$—	$1,716,000	$9,633,000	$5,000	$1,716,000	$9,638,000	$11,354,000	$(305,000)	2012	01/01/20
Louisiana Senior Housing Portfolio (Senior Housing — RIDEA)	Gonzales, LA	—	1,139,000	5,674,000	29,000	1,139,000	5,703,000	6,842,000	(222,000)	1996	01/03/20
	Monroe, LA	—	740,000	3,795,000	6,000	740,000	3,801,000	4,541,000	(155,000)	1994	01/03/20
	New Iberia, LA	—	881,000	5,258,000	35,000	881,000	5,293,000	6,174,000	(198,000)	1996	01/03/20
	Shreveport, LA	—	1,273,000	6,993,000	6,000	1,273,000	6,999,000	8,272,000	(231,000)	1996	01/03/20
	Slidell, LA	—	855,000	4,152,000	8,000	855,000	4,160,000	5,015,000	(170,000)	1996	01/03/20
Catalina Madera ALF (Senior Housing — RIDEA)	Madera, CA	—	1,051,000	15,536,000	86,000	1,052,000	15,622,000	16,674,000	(466,000)	2005	01/31/20
		$18,766,000	$111,021,000	$878,763,000	$20,381,000	$111,027,000	$899,139,000	$1,010,166,000	$(82,246,000)

Construction in progress		$—	$—	$—	$26,000	$—	$26,000	$26,000	$—
		$18,766,000	$111,021,000	$878,763,000	$20,407,000	$111,027,000	$899,165,000	$1,010,192,000	$(82,246,000)
 ________________
(a)We own 100% of our properties as of December 31, 2020, with the exception of Central Florida Senior Housing Portfolio, Pinnacle Beaumont ALF, Pinnacle Warrenton ALF, Catalina West Haven ALF, Louisiana Senior Housing Portfolio and Catalina Madera ALF.
(b)The cost capitalized subsequent to acquisition is shown net of dispositions and impairments.
(c)Properties were classified as held for sale assets as of December 31, 2020.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2020

(d)    The changes in total real estate for the years ended December 31, 2020, 2019 and 2018 are as follows:

Amount
Balance — December 31, 2017	$428,550,000
Acquisitions	320,822,000
Additions	8,985,000
Dispositions	(1,369,000)
Balance — December 31, 2018	$756,988,000
Acquisitions	$184,402,000
Additions	7,117,000
Dispositions	(2,389,000)
Balance — December 31, 2019	$946,118,000
Acquisitions	$60,162,000
Additions	7,980,000
Dispositions and impairments	(4,068,000)
Balance — December 31, 2020	$1,010,192,000

(e)As of December 31, 2020, for federal income tax purposes, the aggregate cost of our properties is $1,123,701,000.
(f)The changes in accumulated depreciation for the years ended December 31, 2020, 2019 and 2018 are as follows:

Amount
Balance — December 31, 2017	$8,885,000
Additions	16,672,000
Dispositions	(245,000)
Balance — December 31, 2018	$25,312,000
Additions	$27,435,000
Dispositions	(1,689,000)
Balance — December 31, 2019	$51,058,000
Additions	$31,612,000
Dispositions	(424,000)
Balance — December 31, 2020	$82,246,000

(g)The cost of buildings and capital improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and capital improvements, up to 39 years, and the cost for tenant improvements is depreciated over the shorter of the lease term or useful life, up to 21 years. Furniture, fixtures and equipment is depreciated over the estimated useful life, up to 20 years.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
EXHIBITS LIST
December 31, 2020
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the period ended December 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Third Articles of Amendment and Restatement of Griffin-American Healthcare REIT IV, Inc., dated December 28, 2015 (included as Exhibit 3.1 to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-205960) filed January 5, 2016 and incorporated herein by reference)

3.2
Articles Supplementary of Griffin-American Healthcare REIT IV, Inc. filed May 25, 2016 (included as Exhibit 3.1 to our Current Report on Form 8-K (File No. 333-205960) filed May 26, 2016 and incorporated herein by reference)

3.3
Second Amended and Restated Bylaws of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 3.2 to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-205960) filed January 5, 2016 and incorporated herein by reference)

4.1
Amended and Restated Distribution Reinvestment Plan of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.6 to our Registration Statement on Form S-3 (File No. 333-229301) filed January 18, 2019 and incorporated herein by reference)

4.2
Description of Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934 (included as Exhibit 4.2 to our Annual Report on Form 10-K (File No. 000-55775) filed March 19, 2020 and incorporated herein by reference)

10.1
Amended and Restated Agreement of Limited Partnership of Griffin-American Healthcare REIT IV Holdings, LP, dated February 16, 2016 (included as Exhibit 10.5 to our Annual Report on Form 10-K (File No. 333-205960) for the year ended December 31, 2015 filed March 7, 2016 and incorporated herein by reference)

10.2
Amendment No. 1 to Amended and Restated Limited Partnership Agreement of Griffin-American Healthcare REIT IV Holdings, LP, dated June 17, 2016 (included as Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 333-205960) for the quarter ended June 30, 2016 filed August 10, 2016 and incorporated herein by reference)

10.3
Dealer Manager Agreement by and among Griffin-American Healthcare REIT IV, Inc., Griffin Capital Securities, LLC and Griffin-American Healthcare REIT IV Advisor, LLC, dated February 16, 2016 (included as Exhibit 10.3 to our Annual Report on Form 10-K (File No. 333-205960) for the year ended December 31, 2015 filed March 7, 2016 and incorporated herein by reference)

10.4
Advisory Agreement by and among Griffin-American Healthcare REIT IV, Inc., Griffin-American Healthcare REIT IV Holdings, LP and Griffin-American Healthcare REIT IV Advisor, LLC, dated February 16, 2016 (included as Exhibit 10.4 to our Annual Report on Form 10-K (File No. 333-205960) for the year ended December 31, 2015 filed March 7, 2016 and incorporated herein by reference)

10.5
Form of Indemnification Agreement between Griffin-American Healthcare REIT IV, Inc. and Indemnitee made effective as of February 10, 2015 (included as Exhibit 10.3 to our Registration Statement on Form S-11 (File No. 333-205960) filed July 30, 2015 and incorporated herein by reference)

10.6
Griffin-American Healthcare REIT IV, Inc. 2015 Incentive Plan (including the 2015 Independent Directors Compensation Sub-Plan) (included as Exhibit 10.4 to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-205960) filed January 5, 2016 and incorporated herein by reference)

10.7
Amendment No. 1 to Dealer Manager Agreement by and among Griffin-American Healthcare REIT IV, Inc., Griffin Capital Securities, LLC and Griffin-American Healthcare REIT IV Advisor, LLC, dated June 17, 2016 (included as Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 333-205960) for the quarter ended June 30, 2016 filed August 10, 2016 and incorporated herein by reference)

10.8
Amendment No. 2 to Dealer Manager Agreement by and among Griffin-American Healthcare REIT IV, Inc., Griffin Capital Securities, LLC and Griffin-American Healthcare REIT IV Advisor, LLC, dated February 13, 2017 and effective as of March 1, 2017 (included as Exhibit 10.1 to our Current Report on Form 8-K (File No. 333-205960) filed February 17, 2017 and incorporated herein by reference)

10.9
Amendment No. 3 to Dealer Manager Agreement by and among Griffin-American Healthcare REIT IV, Inc., Griffin Capital Securities, LLC and Griffin-American Healthcare REIT IV Advisor, LLC, dated March 29, 2017 (included as Exhibit 1.4 to Post-effective Amendment No. 7 to our Registration Statement on Form S-11 (File No. 333-205960) filed March 29, 2017 and incorporated herein by reference)

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
EXHIBITS LIST — (Continued)
December 31, 2020

10.10
Share Repurchase Plan of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.3 to Post-effective Amendment No. 14 to our Registration Statement on Form S-11 (File No. 333-205960) filed November 30, 2018 and incorporated herein by reference)

10.11
Confirmation of swap transaction, dated August 27, 2020 from Fifth Third Bank, National Association to Griffin-American Healthcare REIT IV Holdings, LP (included as Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55775) filed September 1, 2020 and incorporated herein by reference)

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

Date: March 26, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ JEFFREY T. HANSON	Chief Executive Officer and Chairman of the Board of Directors
	Jeffrey T. Hanson	(Principal Executive Officer)

Date: March 26, 2021

By	/s/ BRIAN S. PEAY	Chief Financial Officer
	Brian S. Peay	(Principal Financial Officer and Principal Accounting Officer)

Date: March 26, 2021

By	/s/ RICHARD S. WELCH	Director
Richard S. Welch

Date: March 26, 2021

By	/s/ BRIAN J. FLORNES	Independent Director
Brian J. Flornes

Date: March 26, 2021

By	/s/ DIANNE HURLEY	Independent Director
Dianne Hurley

Date: March 26, 2021

By	/s/ WILBUR H. SMITH III	Independent Director
Wilbur H. Smith III

Date: March 26, 2021