Form 10-Q
period 2021-03-31
Griffin-American Healthcare REIT IV, Inc.
filed 2021-05-14
CIK 1632970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of May 7, 2021, there were 76,069,129 shares of Class T common stock and 5,662,132 shares of Class I common stock of Griffin-American Healthcare REIT IV, Inc. outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2021 and December 31, 2020
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Real estate investments, net	$917,513,000	$921,580,000
Cash and cash equivalents	19,167,000	17,411,000
Accounts and other receivables, net	2,374,000	2,635,000
Restricted cash	735,000	714,000
Identified intangible assets, net	59,906,000	64,101,000
Operating lease right-of-use assets, net	14,103,000	14,133,000
Other assets, net	72,842,000	72,199,000
Total assets	$1,086,640,000	$1,092,773,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$17,708,000	$17,827,000
Line of credit and term loans(1)	481,400,000	476,900,000
Accounts payable and accrued liabilities(1)	21,931,000	23,057,000
Accounts payable due to affiliates(1)	1,042,000	1,046,000
Identified intangible liabilities, net	1,234,000	1,295,000
Operating lease liabilities(1)	9,941,000	9,904,000
Security deposits, prepaid rent and other liabilities(1)	9,660,000	10,387,000
Total liabilities	542,916,000	540,416,000

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests (Note 11)	2,623,000	2,618,000

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Class T common stock, $0.01 par value per share; 900,000,000 shares authorized; 76,041,549 and 75,690,838 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	760,000	756,000
Class I common stock, $0.01 par value per share; 100,000,000 shares authorized; 5,655,798 and 5,648,499 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	57,000	57,000
Additional paid-in capital	736,486,000	733,192,000
Accumulated deficit	(196,835,000)	(185,047,000)
Total stockholders’ equity	540,468,000	548,958,000
Noncontrolling interest (Note 12)	633,000	781,000
Total equity	541,101,000	549,739,000
Total liabilities, redeemable noncontrolling interests and equity	$1,086,640,000	$1,092,773,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
As of March 31, 2021 and December 31, 2020
(Unaudited)
___________
(1)Such liabilities of Griffin-American Healthcare REIT IV, Inc. as of March 31, 2021 and December 31, 2020 represented liabilities of Griffin American Healthcare REIT IV Holdings, LP or its consolidated subsidiaries. Griffin-American Healthcare REIT IV Holdings, LP is a variable interest entity, or VIE, and a consolidated subsidiary of Griffin-American Healthcare REIT IV, Inc. The creditors of Griffin-American Healthcare REIT IV Holdings, LP or its consolidated subsidiaries do not have recourse against Griffin-American Healthcare REIT IV, Inc., except for the 2018 Credit Facility, as defined in Note 7, held by Griffin-American Healthcare REIT IV Holdings, LP in the amount of $481,400,000 and $476,900,000 as of March 31, 2021 and December 31, 2020, respectively, which is guaranteed by Griffin-American Healthcare REIT IV, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Real estate revenue	$21,946,000	$21,463,000
Resident fees and services	15,895,000	16,081,000
Total revenues	37,841,000	37,544,000
Expenses:
Rental expenses	6,024,000	5,822,000
Property operating expenses	15,194,000	13,017,000
General and administrative	3,747,000	4,448,000
Business acquisition expenses	314,000	9,000
Depreciation and amortization	12,402,000	12,530,000
Total expenses	37,681,000	35,826,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)	(4,726,000)	(5,310,000)
Gain (loss) in fair value of derivative financial instruments	1,455,000	(4,605,000)
(Loss) income from unconsolidated entity	(904,000)	255,000
Other income	7,000	9,000
Net loss	(4,008,000)	(7,933,000)
Less: net loss attributable to noncontrolling interests	264,000	167,000
Net loss attributable to controlling interest	$(3,744,000)	$(7,766,000)
Net loss per Class T and Class I common share attributable to controlling interest — basic and diluted	$(0.05)	$(0.10)
Weighted average number of Class T and Class I common shares outstanding — basic and diluted	81,511,212	80,301,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)

	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE — December 31, 2020	81,339,337	$813,000	$733,192,000	$(185,047,000)	$548,958,000	$781,000	$549,739,000
Offering costs — common stock	—	—	3,000	—	3,000	—	3,000
Issuance of common stock under the DRIP	430,349	5,000	4,101,000	—	4,106,000	—	4,106,000
Amortization of nonvested common stock compensation	—	—	43,000	—	43,000	—	43,000
Repurchase of common stock	(72,339)	(1,000)	(713,000)	—	(714,000)	—	(714,000)
Distributions to noncontrolling interest	—	—	—	—	—	(24,000)	(24,000)
Adjustment to value of redeemable noncontrolling interests	—	—	(140,000)	—	(140,000)	—	(140,000)
Distributions declared ($0.10 per share)	—	—	—	(8,044,000)	(8,044,000)	—	(8,044,000)
Net loss	—	—	—	(3,744,000)	(3,744,000)	(124,000)	(3,868,000)	(1)
BALANCE — March 31, 2021	81,697,347	$817,000	$736,486,000	$(196,835,000)	$540,468,000	$633,000	$541,101,000

	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE — December 31, 2019	79,899,874	$798,000	$719,894,000	$(130,613,000)	$590,079,000	$—	$590,079,000
Offering costs — common stock	—	—	(1,000)	—	(1,000)	—	(1,000)
Issuance of common stock under the DRIP	674,756	7,000	6,430,000	—	6,437,000	—	6,437,000
Amortization of nonvested common stock compensation	—	—	43,000	—	43,000	—	43,000
Contribution from noncontrolling interest	—	—	—	—	—	1,250,000	1,250,000
Adjustment to value of redeemable noncontrolling interests	—	—	(108,000)	—	(108,000)	—	(108,000)
Distributions declared ($0.15 per share)	—	—	—	(12,019,000)	(12,019,000)	—	(12,019,000)
Net loss	—	—	—	(7,766,000)	(7,766,000)	(84,000)	(7,850,000)	(1)
BALANCE — March 31, 2020	80,574,630	$805,000	$726,258,000	$(150,398,000)	$576,665,000	$1,166,000	$577,831,000
___________
(1)Amount excludes $140,000 and $83,000 of net loss attributable to redeemable noncontrolling interests for the three months ended March 31, 2021 and 2020, respectively. See Note 11, Redeemable Noncontrolling Interests, for a further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,008,000)	$(7,933,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,402,000	12,530,000
Other amortization	701,000	692,000
Deferred rent	(940,000)	(1,142,000)
Stock based compensation	43,000	43,000
Loss (income) from unconsolidated entity	904,000	(255,000)
Change in fair value of derivative financial instruments	(1,455,000)	4,605,000
Changes in operating assets and liabilities:
Accounts and other receivables	261,000	854,000
Other assets	(800,000)	(635,000)
Accounts payable and accrued liabilities	420,000	1,552,000
Accounts payable due to affiliates	(10,000)	35,000
Operating lease liabilities	(105,000)	(104,000)
Security deposits, prepaid rent and other liabilities	680,000	(449,000)
Net cash provided by operating activities	8,093,000	9,793,000
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate investments	(3,188,000)	(65,531,000)
Capital expenditures	(1,085,000)	(2,766,000)
Net cash used in investing activities	(4,273,000)	(68,297,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on mortgage loans payable	(138,000)	(7,869,000)
Borrowings under the line of credit and term loans	4,500,000	80,900,000
Payments on the line of credit and term loans	—	(4,600,000)
Deferred financing costs	(309,000)	(34,000)
Payment of offering costs	(1,420,000)	(1,656,000)
Distributions paid	(3,926,000)	(5,561,000)
Repurchase of common stock	(714,000)	—
Contribution from noncontrolling interest	—	1,250,000
Distributions to noncontrolling interest	(24,000)	—
Contributions from redeemable noncontrolling interest	10,000	1,118,000
Distributions to redeemable noncontrolling interests	(5,000)	(25,000)
Security deposits	(17,000)	(1,000)
Net cash (used in) provided by financing activities	(2,043,000)	63,522,000
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,777,000	5,018,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	18,125,000	15,846,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$19,902,000	$20,864,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)

	Three Months Ended March 31,
	2021	2020
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period:
Cash and cash equivalents	$17,411,000	$15,290,000
Restricted cash	714,000	556,000
Cash, cash equivalents and restricted cash	$18,125,000	$15,846,000
End of period:
Cash and cash equivalents	$19,167,000	$20,516,000
Restricted cash	735,000	348,000
Cash, cash equivalents and restricted cash	$19,902,000	$20,864,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$4,210,000	$4,586,000
Income taxes	$3,000	$5,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Investing Activities:
Accrued capital expenditures	$1,566,000	$1,902,000
Tenant improvement overage	$56,000	$—
The following represents the increase in certain assets and liabilities in connection with our acquisitions of real estate investments:
Other assets	$—	$196,000
Accounts payable and accrued liabilities	$—	$201,000
Prepaid rent	$10,000	$11,000
Financing Activities:
Issuance of common stock under the DRIP	$4,106,000	$6,437,000
Distributions declared but not paid	$2,776,000	$4,107,000
Accrued stockholder servicing fee	$4,678,000	$10,955,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended March 31, 2021 and 2020
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
We raised $754,118,000 through a best efforts initial public offering, or our initial offering, that commenced on February 16, 2016, and issued 75,639,681 aggregate shares of our Class T and Class I common stock. In addition, during our initial offering, we issued 3,253,535 aggregate shares of our Class T and Class I common stock pursuant to our distribution reinvestment plan, as amended, or the DRIP, for a total of $31,021,000 in distributions reinvested. Following the termination of our initial offering on February 15, 2019, we continued issuing shares of our common stock pursuant to the DRIP through a subsequent offering, or the 2019 DRIP Offering, which commenced on March 1, 2019. On March 18, 2021, our board of directors, or our board, authorized the suspension of the DRIP, effective as of April 1, 2021. As of March 31, 2021, a total of $45,577,000 in distributions were reinvested that resulted in 4,772,408 shares of our common stock being issued pursuant to the 2019 DRIP Offering. We collectively refer to the DRIP portion of our initial offering and the 2019 DRIP Offering as our DRIP Offerings. See Note 12, Equity — Distribution Reinvestment Plan, for a further discussion.
We conduct substantially all of our operations through Griffin-American Healthcare REIT IV Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT IV Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 16, 2016 and had a one-year initial term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 11, 2021 and expires on February 16, 2022. Our advisor uses its best efforts, subject to the oversight and review of our board, to, among other things, provide asset management, property management, acquisition, disposition and other advisory services on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by wholly owned subsidiaries of American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Company, LLC, or Griffin Capital, or collectively, our co-sponsors. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony Capital, Inc. (NYSE: CLNY), or Colony Capital, and 7.8% owned by James F. Flaherty III, a former partner of Colony Capital. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or our dealer manager, Colony Capital or Mr. Flaherty; however, we are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings. In October 2020, our board established a special committee of our board, or our special committee, which consists of all of our independent directors, to investigate and analyze strategic alternatives, including but not limited to, the sale of our assets, a listing of our shares on a national securities exchange, or a merger with another entity, including a merger with another unlisted entity that we expect would enhance our value.
We currently operate through four reportable business segments: medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities. As of March 31, 2021, we owned 89 properties, comprising 94 buildings, or approximately 4,871,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $1,092,381,000. As of March 31, 2021, we also owned a 6.0% interest in a joint venture which owns a portfolio of integrated senior health campuses and ancillary businesses.

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
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of both March 31, 2021 and December 31, 2020, we owned greater than a 99.99% general partnership interest therein. Our advisor is a limited partner, and as of both March 31, 2021 and December 31, 2020, owned less than a 0.01% noncontrolling limited partnership interest in our operating partnership.
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
In preparing our accompanying condensed consolidated financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2020 Annual Report on Form 10-K, as filed with the SEC on March 26, 2021.
Use of Estimates
The preparation of our accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities, at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, the initial and recurring valuation of certain assets acquired and liabilities assumed through property acquisitions, revenues, allowance for credit losses, impairment of long-lived and intangible assets and contingencies. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

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

	Three Months Ended March 31,
	2021			2020
	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Senior housing — RIDEA	$192,000	$15,703,000	$15,895,000	$422,000	$15,659,000	$16,081,000
The following table disaggregates our resident fees and services revenue by payor class:

	Three Months Ended March 31,
	2021	2020
Private and other payors	$14,159,000	$14,373,000
Medicaid	1,736,000	1,708,000
Total resident fees and services	$15,895,000	$16,081,000
Accounts Receivable, Net — Resident Fees and Services
The beginning and ending balances of accounts receivable, net — resident fees and services are as follows:

	Medicaid	Private and Other Payors	Total
Beginning balance — January 1, 2021	$1,123,000	$358,000	$1,481,000
Ending balance — March 31, 2021	791,000	356,000	1,147,000
Decrease	$(332,000)	$(2,000)	$(334,000)
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
As of March 31, 2021 and December 31, 2020, we had $2,016,000 and $2,086,000, respectively, in allowances, which were determined necessary to reduce receivables by our expected future credit losses. For the three months ended March 31, 2021 and 2020, we increased allowances by $305,000 and $213,000, respectively, and reduced allowances for collections or adjustments by $19,000 and $43,000, respectively. For the three months ended March 31, 2021 and 2020, $356,000 and $39,000, respectively, of our receivables were written off against the related allowances.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Building and improvements	$888,055,000	$884,816,000
Land	109,771,000	109,444,000
Furniture, fixtures and equipment	8,768,000	8,599,000
	1,006,594,000	1,002,859,000
Less: accumulated depreciation	(89,081,000)	(81,279,000)
Total	$917,513,000	$921,580,000
Depreciation expense for the three months ended March 31, 2021 and 2020 was $7,914,000 and $7,839,000, respectively. In addition to the property acquisition transaction discussed below, for the three months ended March 31, 2021, we incurred capital expenditures of $776,000 for our medical office buildings and $315,000 for our senior housing — RIDEA facilities. We did not incur any capital expenditures for our skilled nursing and senior housing facilities during the three months ended March 31, 2021.
On February 12, 2021, we acquired a previously unowned unit within one of our buildings at our existing Athens MOB Portfolio, originally purchased in May 2017, for a contract purchase price of $2,950,000. Our advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of such unit, a base acquisition fee of 2.25% of the contract purchase price paid by us, or $66,000. We acquired such unit using cash on hand and borrowed $2,000,000 under the 2018 Credit Facility, as defined in Note 7, Line of Credit and Term Loans, at the time of acquisition.
We accounted for our acquisition completed during the three months ended March 31, 2021 as an asset acquisition. We incurred and capitalized the base acquisition fee and direct acquisition related expenses of $94,000. The following table summarizes the purchase price of the assets acquired at the time of acquisition based on their relative fair values:

2021 Acquisition
Building and improvements	$2,429,000
Land	327,000
In-place lease	288,000
Total assets acquired	$3,044,000
4. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Amortized intangible assets:
In-place leases, net of accumulated amortization of $28,666,000 and $32,134,000 as of March 31, 2021 and December 31, 2020, respectively (with a weighted average remaining life of 8.8 years as of both March 31, 2021 and December 31, 2020)	$57,072,000	$61,166,000
Above-market leases, net of accumulated amortization of $1,075,000 and $1,009,000 as of March 31, 2021 and December 31, 2020, respectively (with a weighted average remaining life of 9.1 years as of both March 31, 2021 and December 31, 2020)	2,486,000	2,587,000
Unamortized intangible assets:
Certificates of need	348,000	348,000
Total	$59,906,000	$64,101,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Amortization expense on identified intangible assets for the three months ended March 31, 2021 and 2020 was $4,483,000 and $4,756,000, respectively, which included $101,000 and $110,000, respectively, of amortization recorded against real estate revenue for above-market leases in our accompanying condensed consolidated statements of operations.
The aggregate weighted average remaining life of the identified intangible assets was 8.8 years as of both March 31, 2021 and December 31, 2020. As of March 31, 2021, estimated amortization expense on the identified intangible assets for the nine months ending December 31, 2021 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2021	$7,551,000
2022	8,647,000
2023	7,390,000
2024	6,195,000
2025	5,017,000
Thereafter	24,758,000
Total	$59,558,000
5. Other Assets, Net
Other assets, net consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Investment in unconsolidated entity	$45,749,000	$46,653,000
Deferred rent receivables	13,333,000	12,395,000
Prepaid expenses, deposits and other assets	9,923,000	9,028,000
Lease commissions, net of accumulated amortization of $520,000 and $426,000 as of March 31, 2021 and December 31, 2020, respectively	2,583,000	2,399,000
Deferred financing costs, net of accumulated amortization of $3,867,000 and $3,397,000 as of March 31, 2021 and December 31, 2020, respectively(1)	1,254,000	1,724,000
Total	$72,842,000	$72,199,000
___________
(1)Deferred financing costs only include costs related to our line of credit and term loans. Amortization expense on deferred financing costs of our line of credit and term loans for the three months ended March 31, 2021 and 2020 was $470,000 and $469,000, respectively, which is recorded to interest expense in our accompanying condensed consolidated statements of operations. See Note 7, Line of Credit and Term Loans, for a further discussion.
Investment in unconsolidated entity represents our interest in Trilogy REIT Holdings, LLC, or Trilogy, pursuant to an amended joint venture agreement with an indirect, wholly-owned subsidiary of NorthStar Healthcare Income, Inc. and a wholly-owned subsidiary of the operating partnership of Griffin-American Healthcare REIT III, Inc., or GA Healthcare REIT III. Both GA Healthcare REIT III and us are co-sponsored by American Healthcare Investors and Griffin Capital. Trilogy owns a portfolio of integrated senior health campuses and ancillary businesses. As of March 31, 2021 and December 31, 2020, we owned a 6.0% interest in such joint venture and the unamortized basis difference of our investment in Trilogy of $16,676,000 and $16,791,000, respectively, is primarily attributable to the difference between the amount for which we purchased our interest in such joint venture, including transaction costs, and the historical carrying value of the net assets of such joint venture. This difference is being amortized over the remaining useful life of the related assets and included in income or loss from unconsolidated entity in our accompanying condensed consolidated statements of operations.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The following is summarized financial information of Trilogy:

	March 31, 2021	December 31, 2020
Balance Sheet Data:
Total assets	$1,880,167,000	$1,882,584,000
Total liabilities	$1,341,551,000	$1,329,832,000

	Three Months Ended March 31,
	2021	2020
Statements of Operations Data:
Revenues	$233,227,000	$267,795,000
Grant income	8,229,000	—
Expenses	255,094,000	261,437,000
Net (loss) income	$(13,638,000)	$6,358,000
6. Mortgage Loans Payable, Net
As of March 31, 2021 and December 31, 2020, mortgage loans payable were $18,628,000 ($17,708,000, net of discount/premium and deferred financing costs) and $18,766,000 ($17,827,000, net of discount/premium and deferred financing costs), respectively. As of both March 31, 2021 and December 31, 2020, we had three fixed-rate mortgage loans with interest rates ranging from 3.67% to 5.25% per annum, maturity dates ranging from April 1, 2025 to February 1, 2051 and a weighted average effective interest rate of 3.93%.
In January 2020, we paid off a mortgage loan payable with a principal balance of $7,738,000, which had an original maturity date of April 1, 2020. We did not incur any prepayment penalties or fees in connection with such payoff. The following table reflects the changes in the carrying amount of mortgage loans payable, net for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Beginning balance	$17,827,000	$26,070,000
Additions:
Amortization of deferred financing costs	7,000	20,000
Amortization of discount/premium on mortgage loans payable	12,000	12,000
Deductions:
Scheduled principal payments on mortgage loans payable	(138,000)	(7,869,000)
Ending balance	$17,708,000	$18,233,000
As of March 31, 2021, the principal payments due on our mortgage loans payable for the nine months ending December 31, 2021 and for each of the next four years ending December 31 and thereafter were as follows:

Year	Amount
2021	$469,000
2022	651,000
2023	680,000
2024	711,000
2025	5,878,000
Thereafter	10,239,000
Total	$18,628,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
7. Line of Credit and Term Loans
We, through our operating partnership, as borrower, entered into a credit agreement, or the 2018 Credit Agreement, as amended, with Bank of America, N.A.; KeyBank, National Association; Citizens Bank, National Association; Merrill Lynch, Pierce, Fenner & Smith Incorporated; KeyBanc Capital Markets; and the lenders named therein, to obtain a credit facility with an aggregate maximum principal amount of $530,000,000, or the 2018 Credit Facility. The 2018 Credit Facility consists of a senior unsecured revolving credit facility in the amount of $235,000,000 and senior unsecured term loan facilities in the aggregate amount of $295,000,000. The maximum principal amount of the 2018 Credit Facility may be increased by up to $120,000,000, for a total principal amount of $650,000,000, subject to certain conditions. The 2018 Credit Facility matures on November 19, 2021 and may be extended for one 12-month period during the term of the related credit agreement, as amended, subject to satisfaction of certain conditions, including payment of an extension fee.
At our option, the 2018 Credit Facility bears interest at per annum rates equal to (a)(i) the Eurodollar Rate, as defined in the 2018 Credit Agreement, as amended, plus (ii) a margin ranging from 1.70% to 2.20% based on our Consolidated Leverage Ratio, as defined in the 2018 Credit Agreement, as amended, or (b)(i) the greater of: (1) the prime rate publicly announced by Bank of America, N.A., (2) the Federal Funds Rate, as defined in the 2018 Credit Agreement, as amended, plus 0.50%, (3) the one-month Eurodollar Rate plus 1.00%, and (4) 0.00%, plus (ii) a margin ranging from 0.70% to 1.20% based on our Consolidated Leverage Ratio.
As of both March 31, 2021 and December 31, 2020, our aggregate borrowing capacity under the 2018 Credit Facility was $530,000,000. As of March 31, 2021 and December 31, 2020, borrowings outstanding totaled $481,400,000 and $476,900,000, respectively, and the weighted average interest rate on such borrowings outstanding was 2.08% and 2.12%, respectively, per annum.
8. Derivative Financial Instruments
We use derivative financial instruments to manage interest rate risk associated with our variable-rate term loans and we record such derivative financial instruments in our accompanying condensed consolidated balance sheets as either an asset or a liability measured at fair value. The following table lists the derivative financial instruments held by us as of March 31, 2021 and December 31, 2020, which are included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets:

					Fair Value
Instrument	Notional Amount	Index	Interest Rate	Maturity Date	March 31, 2021	December 31, 2020
Swap	$139,500,000	one month LIBOR	2.49%	11/19/21	$(2,108,000)	$(2,915,000)
Swap	58,800,000	one month LIBOR	2.49%	11/19/21	(888,000)	(1,229,000)
Swap	45,000,000	one month LIBOR	0.20%	11/19/21	(20,000)	(27,000)
Swap	36,700,000	one month LIBOR	2.49%	11/19/21	(554,000)	(766,000)
Swap	15,000,000	one month LIBOR	2.53%	11/19/21	(230,000)	(318,000)
	$295,000,000				$(3,800,000)	$(5,255,000)
As of both March 31, 2021 and December 31, 2020, none of our derivative financial instruments were designated as hedges. For the three months ended March 31, 2021 and 2020, we recorded $1,455,000 and $(4,605,000), respectively, as a decrease (increase) to interest expense in our accompanying condensed consolidated statements of operations related to the change in the fair value of our derivative financial instruments.
See Note 14, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments.
9. Identified Intangible Liabilities, Net
As of March 31, 2021 and December 31, 2020, identified intangible liabilities, net consisted of below-market leases of $1,234,000 and $1,295,000, respectively, net of accumulated amortization of $669,000 and $608,000, respectively. Amortization expense on below-market leases for the three months ended March 31, 2021 and 2020 was $61,000 and $92,000, respectively, which was recorded to real estate revenue in our accompanying condensed consolidated statements of operations.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The weighted average remaining life of below-market leases was 11.6 years as of both March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, estimated amortization expense on below-market leases for the nine months ending December 31, 2021 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2021	$175,000
2022	217,000
2023	207,000
2024	161,000
2025	123,000
Thereafter	351,000
Total	$1,234,000
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
11. Redeemable Noncontrolling Interests
As of both March 31, 2021 and December 31, 2020, our advisor owned all of the 208 limited partnership units outstanding in our operating partnership. As of both March 31, 2021 and December 31, 2020, we owned greater than a 99.99% general partnership interest in our operating partnership, and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. Our advisor is entitled to special redemption rights of its limited partnership units. The noncontrolling interest of our advisor in our operating partnership, which has redemption features outside of our control, is accounted for as a redeemable noncontrolling interest and is presented outside of permanent equity in our accompanying condensed consolidated balance sheets.
In connection with our acquisitions of Central Florida Senior Housing Portfolio, Pinnacle Beaumont ALF and Pinnacle Warrenton ALF, we own approximately 98.0% of the joint ventures with an affiliate of Meridian Senior Living, LLC, or Meridian. In connection with our acquisitions of Catalina West Haven ALF and Catalina Madera ALF, we own approximately 90.0% of the joint venture with Avalon Health Care, Inc., or Avalon. The noncontrolling interests held by Meridian and Avalon have redemption features outside of our control and are accounted for as redeemable noncontrolling interests in our accompanying condensed consolidated balance sheets.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions; or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Beginning balance	$2,618,000	$1,462,000
Additions	10,000	1,118,000
Distributions	(5,000)	(25,000)
Adjustment to redemption value	140,000	108,000
Net loss attributable to redeemable noncontrolling interests	(140,000)	(83,000)
Ending balance	$2,623,000	$2,580,000
12. Equity
Preferred Stock
Our charter authorizes us to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of both March 31, 2021 and December 31, 2020, no shares of our preferred stock were issued and outstanding.
Common Stock
Our charter authorizes us to issue 1,000,000,000 shares of our common stock, par value $0.01 per share, whereby 900,000,000 shares are classified as Class T common stock and 100,000,000 shares are classified as Class I common stock. Each share of our common stock, regardless of class, will be entitled to one vote per share on matters presented to the common stockholders for approval; provided, however, that stockholders of one share class shall have exclusive voting rights on any amendment to our charter that would alter only the contract rights of that share class, and no stockholders of another share class shall be entitled to vote thereon. As of both March 31, 2021 and December 31, 2020, our advisor owned 20,833 shares of our Class T common stock. On February 15, 2019, we terminated our initial offering and we continued to offer shares of our common stock pursuant to the 2019 DRIP Offering. See the “Distribution Reinvestment Plan” section below for a further discussion.
Through March 31, 2021, we had issued 75,639,681 aggregate shares of our Class T and Class I common stock in connection with the primary portion of our initial offering and 8,025,943 aggregate shares of our Class T and Class I common stock pursuant to our DRIP Offerings. We also granted an aggregate of 105,000 shares of our restricted Class T common stock to our independent directors and repurchased 2,094,110 shares of our common stock under our share repurchase plan through March 31, 2021. As of March 31, 2021 and December 31, 2020, we had 81,697,347 and 81,339,337 aggregate shares of our Class T and Class I common stock, respectively, issued and outstanding.
Distribution Reinvestment Plan
We had registered and reserved $150,000,000 in shares of our common stock for sale pursuant to the DRIP in our initial offering. The DRIP allows stockholders to purchase additional Class T shares and Class I shares of our common stock through the reinvestment of distributions during our initial offering. Pursuant to the DRIP, distributions with respect to Class T shares are reinvested in Class T shares and distributions with respect to Class I shares are reinvested in Class I shares. On February 15, 2019, we terminated our initial offering and we continued to offer up to $100,000,000 in shares of our common stock pursuant to the 2019 DRIP Offering. In connection with our special committee’s strategic alternative review process and in order to facilitate a strategic transaction, on March 18, 2021, our board authorized the suspension of the DRIP, effective as of April 1, 2021, unless and until our board reinstates the DRIP. As a consequence of the suspension of the DRIP, beginning with the April 2021 distributions, which were paid in May 2021, there will be no further issuances of shares pursuant to the DRIP, and stockholders who are participants in the DRIP received or will receive cash distributions instead.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
For the three months ended March 31, 2021 and 2020, $4,106,000 and $6,437,000, respectively, in distributions were reinvested and 430,349 and 674,756 shares of our common stock, respectively, were issued pursuant to our DRIP Offerings. As of March 31, 2021 and December 31, 2020, a total of $76,598,000 and $72,492,000, respectively, in distributions were cumulatively reinvested that resulted in 8,025,943 and 7,595,594 shares of our common stock, respectively, being issued pursuant to our DRIP Offerings.
Share Repurchase Plan
Due to the impact the coronavirus, or COVID-19, pandemic has had on the United States and globally, and the ongoing uncertainty of the severity and duration of the COVID-19 pandemic and its effects, beginning in March 2020, our board decided to take steps to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects. As a result, on March 31, 2020, our board suspended our share repurchase plan with respect to all repurchase requests other than repurchases resulting from the death or qualifying disability of stockholders, beginning with share repurchase requests submitted for repurchase during the second quarter of 2020. Repurchase requests resulting from the death or qualifying disability of stockholders were not suspended, but remained subject to all terms and conditions of our share repurchase plan, including our board’s discretion to determine whether we have sufficient funds available to repurchase any shares. In connection with our special committee’s strategic alternative review process and in order to facilitate a strategic transaction, on March 18, 2021, our board approved the suspension of our share repurchase plan with respect to all repurchase requests received by us after February 28, 2021, including repurchases resulting from the death or qualifying disability of stockholders, until such time, if any, as our board determines to reinstate our share repurchase plan.
Prior to its suspension, our share repurchase plan allowed for repurchases of shares of our common stock by us when certain criteria were met. Share repurchases were made at the sole discretion of our board. Subject to the availability of the funds for share repurchases, we generally limited the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided, however, that shares subject to a repurchase requested upon the death of a stockholder were not subject to this cap. Funds for the repurchase of shares of our common stock came exclusively from the cumulative proceeds we received from the sale of shares of our common stock pursuant to our DRIP Offerings.
During our initial offering and with respect to shares repurchased for the quarter ended March 31, 2019, the repurchase amount for shares repurchased under our share repurchase plan was equal to the lesser of (i) the amount per share that a stockholder paid for their shares of our common stock, or (ii) the per share offering price in our initial offering. Commencing with shares repurchased for the quarter ended June 30, 2019, the repurchase amount for shares repurchased under our share repurchase plan was the lesser of (i) the amount per share the stockholder paid for their shares of our common stock, or (ii) the most recent estimated value of one share of the applicable class of common stock as determined by our board. However, if shares of our common stock were repurchased in connection with a stockholder’s death or qualifying disability, the repurchase price was no less than 100% of the price paid to acquire the shares of our common stock from us.
For the three months ended March 31, 2021, we repurchased 72,339 shares of our common stock, for an aggregate of $714,000, at an average repurchase price of $9.86 per share. For the three months ended March 31, 2020, we did not repurchase any shares. As of March 31, 2021 and December 31, 2020, we cumulatively repurchased 2,094,110 and 2,021,771 shares of our common stock, respectively, for an aggregate of $19,584,000 and $18,870,000, respectively, at an average repurchase price of $9.35 and $9.33 per share, respectively. In April 2021, we repurchased 117,228 shares of our common stock, for an aggregate of $1,160,000, at an average repurchase price of $9.89 per share. All shares were repurchased using the cumulative proceeds we received from the sale of shares of our common stock pursuant to our DRIP Offerings.
Noncontrolling Interest
In connection with our acquisition of Louisiana Senior Housing Portfolio on January 3, 2020, as of both March 31, 2021 and December 31, 2020, we owned an approximate 90.0% interest in our consolidated joint venture that owns such properties. As such, 10.0% of the net earnings of the joint venture were allocated to noncontrolling interests in our accompanying condensed consolidated statements of operations for the three months ended March 31, 2021 and for the period from January 3, 2020 through March 31, 2020, and the carrying amount of such noncontrolling interest is presented in total equity in our accompanying condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
13. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and one of our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings; however, we are not affiliated with Griffin Capital, our dealer manager, Colony Capital or Mr. Flaherty. We entered into the Advisory Agreement, which entitles our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. Our board, including a majority of our independent directors, has reviewed the material transactions between our affiliates and us during the three months ended March 31, 2021. We believe that we have executed all of the transactions set forth below on terms that are fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties.
Fees and expenses to our affiliates incurred for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Asset management fees(1)	$2,454,000	$2,411,000
Property management fees(2)	365,000	349,000
Base acquisition fees and reimbursement of acquisition expenses(3)	181,000	1,407,000
Operating expenses(4)	45,000	43,000
Lease fees(5)	41,000	51,000
Development fees(6)	24,000	—
Construction management fees(7)	23,000	23,000
Total	$3,133,000	$4,284,000
__________
(1)Asset management fees are included in general and administrative in our accompanying condensed consolidated statements of operations.
(2)Property management fees are included in rental expenses or general and administrative expenses in our accompanying condensed consolidated statements of operations, depending on the property type from which the fee was incurred.
(3)Such amounts are capitalized as part of the associated asset and included in real estate investments, net in our accompanying condensed consolidated balance sheets or are expensed as incurred and included in business acquisition expenses in our accompanying condensed consolidated statements of operations, as applicable.
(4)We reimburse our advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations. For the 12 months ended March 31, 2021 and 2020, our operating expenses did not exceed such limitations. Operating expenses are generally included in general and administrative in our accompanying condensed consolidated statements of operations.
(5)Lease fees are capitalized as costs of entering into new leases and included in other assets, net in our accompanying condensed consolidated balance sheets, and amortized over the term of the lease.
(6)Development fees are expensed as incurred and included in business acquisition expenses in our accompanying condensed consolidated statements of operations.
(7)Construction management fees are capitalized as part of the associated asset and included in real estate investments, net in our accompanying condensed consolidated balance sheets or are expensed and included in our accompanying condensed consolidated statements of operations, as applicable.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of March 31, 2021 and December 31, 2020:

Fee	March 31, 2021	December 31, 2020
Asset management fees	$820,000	$814,000
Property management fees	131,000	117,000
Construction management fees	42,000	33,000
Development fees	24,000	64,000
Operating expenses	19,000	10,000
Lease commissions	6,000	8,000
Total	$1,042,000	$1,046,000
14. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2021, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivative financial instruments	$—	$3,800,000	$—	$3,800,000
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
There were no transfers into or out of fair value measurement levels during the three months ended March 31, 2021 and 2020.
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
Although we have determined that the majority of the inputs used to value our derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs,

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of March 31, 2021, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Financial Instruments Disclosed at Fair Value
Our accompanying condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, accounts and other receivables, restricted cash, accounts payable and accrued liabilities, accounts payable due to affiliates, mortgage loans payable and borrowings under the 2018 Credit Facility.
We consider the carrying values of cash and cash equivalents, accounts and other receivables, restricted cash and accounts payable and accrued liabilities to approximate the fair values for these financial instruments based upon the short period of time between origination of the instruments and their expected realization. The fair value of accounts payable due to affiliates is not determinable due to the related party nature of the accounts payable. These financial assets and liabilities are measured at fair value on a recurring basis based on quoted prices in active markets for identical assets and liabilities, and therefore are classified as Level 1 in the fair value hierarchy.
The fair values of our mortgage loans payable and the 2018 Credit Facility are estimated using discounted cash flow analyses using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that our mortgage loans payable and the 2018 Credit Facility are classified in Level 2 within the fair value hierarchy as reliance is placed on inputs other than quoted prices that are observable, such as interest rates and yield curves. The carrying amounts and estimated fair values of such financial instruments as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021		December 31, 2020
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Financial Liabilities:
Mortgage loans payable	$17,708,000	$20,785,000	$17,827,000	$22,052,000
Line of credit and term loans	$480,146,000	$481,716,000	$475,176,000	$477,651,000
___________
(1)Carrying amount is net of any discount/premium and deferred financing costs.
15. Income Taxes
As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. We have elected to treat certain of our consolidated subsidiaries as taxable REIT subsidiaries, or TRS, pursuant to the Code. TRS may participate in services that would otherwise be considered impermissible for REITs and are subject to federal and state income tax at regular corporate tax rates.
The components of income tax benefit or expense for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Federal deferred	$(1,124,000)	$(271,000)
State deferred	(366,000)	(93,000)
Federal current	—	—
State current	—	—
Valuation allowance	1,490,000	364,000
Total income tax (benefit) expense	$—	$—
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
We recognize the financial statement effects of an uncertain tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of both March 31, 2021 and December 31, 2020, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of both March 31, 2021 and December 31, 2020, our valuation allowance fully reserves the net deferred tax asset due to inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.
16. Leases
Lessor
We have operating leases with tenants that expire at various dates through 2040. For the three months ended March 31, 2021 and 2020, we recognized $21,946,000 and $21,463,000 of real estate revenue, respectively, related to operating lease payments, of which $4,944,000 and $4,455,000, respectively, was for variable lease payments. As of March 31, 2021, the following table sets forth the undiscounted cash flows for future minimum base rents due under operating leases for the nine months ended December 31, 2021 and for each of the next four years ending December 31 and thereafter for the properties that we wholly own:

Year	Amount
2021	$48,945,000
2022	62,515,000
2023	58,043,000
2024	52,265,000
2025	45,745,000
Thereafter	266,658,000
Total	$534,171,000
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
For both the three months ended March 31, 2021 and 2020, operating lease costs were $209,000, which are included in rental expenses in our accompanying condensed consolidated statements of operations. Such costs also include variable lease costs, which are immaterial. Additional information related to our operating leases for the periods presented below was as follows:

	March 31, 2021	December 31, 2020
Weighted average remaining lease term (in years)	79.2	79.5
Weighted average discount rate	5.74%	5.74%
As of March 31, 2021, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the nine months ended December 31, 2021 and for each of the next four years ending December 31 and thereafter, as well as the reconciliation of those cash flows to operating lease liabilities on our accompanying condensed consolidated balance sheet:

Year	Amount
2021	$417,000
2022	526,000
2023	530,000
2024	534,000
2025	538,000
Thereafter	46,565,000
Total operating lease payments	49,110,000
Less: interest	39,169,000
Present value of operating lease liabilities	$9,941,000
17. Segment Reporting
As of March 31, 2021, we evaluated our business and made resource allocations based on four reportable business segments — medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities. Our medical office buildings are typically leased to multiple tenants under separate leases, thus requiring active management and responsibility for many of the associated operating expenses (much of which are, or can effectively be, passed through to the tenants). Our senior housing and skilled nursing facilities are primarily single-tenant properties for which we lease the facilities to unaffiliated tenants under triple-net and generally master leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Our senior housing — RIDEA properties include senior housing facilities that are owned and operated utilizing a RIDEA structure.
We evaluate performance based upon segment net operating income, or NOI. We define segment NOI as total revenues, less rental expenses and property operating expenses, which excludes depreciation and amortization, general and administrative expenses, business acquisition expenses, interest expense, income or loss from unconsolidated entity and other income for each segment. We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment NOI serves as an appropriate supplemental performance measure to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis.
Interest expense, depreciation and amortization and other expenses not attributable to individual properties are not allocated to individual segments for purposes of assessing segment performance. Non-segment assets primarily consist of corporate assets including our joint venture investment in an unconsolidated entity, cash and cash equivalents, other receivables and other assets not attributable to individual properties.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Summary information for the reportable segments during the three months ended March 31, 2021 and 2020 was as follows:

	Medical Office Buildings	Senior Housing — RIDEA	Skilled Nursing Facilities	Senior Housing	Three Months Ended March 31, 2021
Revenues:
Real estate revenue	$16,752,000	$—	$3,000,000	$2,194,000	$21,946,000
Resident fees and services	—	15,895,000	—	—	15,895,000
Total revenues	16,752,000	15,895,000	3,000,000	2,194,000	37,841,000
Expenses:
Rental expenses	5,705,000	—	145,000	174,000	6,024,000
Property operating expenses	—	15,194,000	—	—	15,194,000
Segment net operating income	$11,047,000	$701,000	$2,855,000	$2,020,000	$16,623,000
Expenses:
General and administrative					$3,747,000
Business acquisition expenses					314,000
Depreciation and amortization					12,402,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)					(4,726,000)
Gain in fair value of derivative financial instruments					1,455,000
Loss from unconsolidated entity					(904,000)
Other income					7,000
Net loss					$(4,008,000)

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Medical Office Buildings	Senior Housing — RIDEA	Skilled Nursing Facilities	Senior Housing	Three Months Ended March 31, 2020
Revenues:
Real estate revenue	$16,271,000	$—	$3,012,000	$2,180,000	$21,463,000
Resident fees and services	—	16,081,000	—	—	16,081,000
Total revenues	16,271,000	16,081,000	3,012,000	2,180,000	37,544,000
Expenses:
Rental expenses	5,390,000	—	152,000	280,000	5,822,000
Property operating expenses	—	13,017,000	—	—	13,017,000
Segment net operating income	$10,881,000	$3,064,000	$2,860,000	$1,900,000	$18,705,000
Expenses:
General and administrative					$4,448,000
Business acquisition expenses					9,000
Depreciation and amortization					12,530,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)					(5,310,000)
Loss in fair value of derivative financial instruments					(4,605,000)
Income from unconsolidated entity					255,000
Other income					9,000
Net loss					$(7,933,000)
Assets by reportable segment as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
Medical office buildings	$582,415,000	$583,131,000
Senior housing — RIDEA	236,401,000	238,910,000
Skilled nursing facilities	118,654,000	119,247,000
Senior housing	99,530,000	100,370,000
Other	49,640,000	51,115,000
Total assets	$1,086,640,000	$1,092,773,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
18. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, accounts and other receivables and restricted cash. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of March 31, 2021 and December 31, 2020, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. In general, we perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of March 31, 2021, two states in the United States accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized NOI. Our properties located in Missouri and Michigan accounted for approximately 12.2% and 10.4%, respectively, of our total property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
Based on leases in effect as of March 31, 2021, our four reportable business segments, medical office buildings, skilled nursing facilities, senior housing and senior housing — RIDEA, accounted for 67.1%, 14.7%, 10.4% and 7.8%, respectively, of our total property portfolio’s annualized base rent or annualized NOI.
As of March 31, 2021, we had one tenant that accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized NOI, as follows:

Tenant	Annualized Base Rent/ NOI(1)	Percentage of Annualized Base Rent/NOI	Acquisition	Reportable Segment	GLA (Sq Ft)	Lease Expiration Date
RC Tier Properties, LLC	$7,937,000	11.2%	Missouri SNF Portfolio	Skilled Nursing	385,000	09/30/33
___________
(1)Amount is based on contractual base rent from leases in effect as of March 31, 2021, for our non–RIDEA properties and annualized NOI for our senior housing — RIDEA facilities. The loss of this tenant or its inability to pay rent could have a material adverse effect on our business and results of operations.
19. Per Share Data
Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $4,000 and $7,000, respectively, for the three months ended March 31, 2021 and 2020. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock. As of March 31, 2021 and 2020, there were 45,000 and 43,500 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of March 31, 2021 and 2020, there were 208 redeemable limited partnership units of our operating partnership outstanding, but such units were excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT IV, Inc. and its subsidiaries, including Griffin-American Healthcare REIT IV Holdings, LP, except where otherwise noted.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2020 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 26, 2021. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of March 31, 2021 and December 31, 2020, together with our results of operations and cash flows for the three months ended March 31, 2021 and 2020.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking. Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “opinion,” “predict,” “potential,” “seek” and any other comparable and derivative terms or the negatives thereof. Our ability to predict results or the actual effect of future plans and strategies is inherently uncertain. Factors which could have a material adverse effect on our operations on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; the effects of the coronavirus, or COVID-19, pandemic, including its effects on the healthcare industry, senior housing and skilled nursing facilities and the economy in general; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates; competition in the real estate industry; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the success of our investment strategy; the availability of financing; the negotiation or consummation of any potential strategic transaction evaluated by our special committee of our board of directors, or our special committee; and our ongoing relationship with American Healthcare Investors, LLC, or American Healthcare Investors, and Griffin Capital Company, LLC, or Griffin Capital, or collectively, our co-sponsors, and their affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date on which such statements are made, and undue reliance should not be placed on such statements. We undertake no obligation to update any such statements that may become untrue because of subsequent events. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.
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
We raised $754,118,000 through a best efforts initial public offering, or our initial offering, that commenced on February 16, 2016, and issued 75,639,681 aggregate shares of our Class T and Class I common stock. In addition, during our initial offering, we issued 3,253,535 aggregate shares of our Class T and Class I common stock pursuant to our distribution reinvestment plan, as amended, or the DRIP, for a total of $31,021,000 in distributions reinvested. Following the termination of our initial offering on February 15, 2019, we continued issuing shares of our common stock pursuant to the DRIP through a subsequent offering, or the 2019 DRIP Offering, which commenced on March 1, 2019. On March 18, 2021, our board of directors, or our board, authorized the suspension of the DRIP, effective as of April 1, 2021. As of March 31, 2021, a total of $45,577,000 in distributions were reinvested that resulted in 4,772,408 shares of our common stock being issued pursuant to the 2019 DRIP Offering. We collectively refer to the DRIP portion of our initial offering and the 2019 DRIP Offering as our DRIP Offerings.
We conduct substantially all of our operations through Griffin-American Healthcare REIT IV Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT IV Advisor, LLC, or our advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our advisor. The Advisory Agreement was effective as of February 16, 2016 and had a one-year initial term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 11, 2021 and expires on February 16, 2022. Our advisor uses its best efforts, subject to the oversight and review of our board, to, among other things, provide asset management, property management, acquisition, disposition and other advisory services on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by wholly owned subsidiaries of American Healthcare Investors and 25.0% owned by a wholly owned subsidiary of Griffin Capital. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Colony Capital, Inc. (NYSE: CLNY), or Colony Capital, and 7.8% owned by James F. Flaherty III, a former partner of Colony Capital. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or our dealer manager, Colony Capital or Mr. Flaherty; however, we are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings.
In October 2020, our board established our special committee, which consists of all of our independent directors, to investigate and analyze strategic alternatives, including but not limited to, the sale of our assets, a listing of our shares on a national securities exchange, or a merger with another entity, including a merger with another unlisted entity that we expect would enhance our value. There can be no assurance that this strategic alternative review process will result in a transaction being pursued, or if pursued, that any such transaction would ultimately be consummated. In connection with the strategic alternative review process and in order to facilitate a strategic transaction, on March 18, 2021, our board authorized the suspension of the DRIP, effective as of April 1, 2021, until such time, if any, as our board determines to reinstate the DRIP. As a consequence of the suspension of the DRIP, beginning with the April 2021 distributions, which were paid in May 2021, there will be no further issuances of shares pursuant to the DRIP, and stockholders who are participants in the DRIP received or will receive cash distributions instead. In addition, on March 18, 2021, our board approved the suspension of our share repurchase plan with respect to all repurchase requests received by us after February 28, 2021, including repurchases resulting from the death or qualifying disability of stockholders, until such time, if any, as our board determines to reinstate our share repurchase plan. For a further discussion, see our Current Report on Form 8-K filed with the SEC on March 19, 2021.
On March 18, 2021, our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, unanimously approved and established an updated estimated per share net asset value, or NAV, of our common stock of $9.22 calculated as of September 30, 2020. We provide this updated estimated per share NAV to assist broker-dealers in connection with their obligations under Financial Industry Regulatory Authority, or FINRA, Rule 2231 with respect to customer account statements. The updated estimated per share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares of Class T and Class I common stock outstanding on a fully diluted basis. The valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, or the Practice Guideline, issued by the Institute for Portfolio Alternatives, or the IPA, in April 2013, in addition to guidance from the SEC. On April 2, 2020, the board previously determined an estimated per share NAV of our common stock of $9.54 calculated as of December 31, 2019. See our Current Report on Form 8-K filed with the SEC on March 19, 2021 for more information on the methodologies and assumptions used to determine, and the limitations and risks of, our updated estimated per share NAV.
We currently operate through four reportable business segments: medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities. As of March 31, 2021, we owned 89 properties, comprising 94 buildings, or approximately 4,871,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $1,092,381,000. As of March 31, 2021, we also owned a 6.0% interest in a joint venture which owns a portfolio of integrated senior health campuses and ancillary businesses.
Critical Accounting Policies
The complete listing of our Critical Accounting Policies was previously disclosed in our 2020 Annual Report on Form 10-K, as filed with the SEC on March 26, 2021, and there have been no material changes to our Critical Accounting Policies as disclosed therein, except as included within Note 2, Summary of Significant Accounting Policies, to our accompanying condensed consolidated financial statements.
Interim Unaudited Financial Data
For a discussion of interim unaudited financial data, see Note 2, Summary of Significant Accounting Policies — Interim Unaudited Financial Data, to our accompanying condensed consolidated financial statements. Our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2020 Annual Report on Form 10-K, as filed with the SEC on March 26, 2021.

Acquisition in 2021
For a discussion of our acquisition in 2021, See Note 3, Real Estate Investments, Net to our accompanying condensed consolidated financial statements.
Factors Which May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than the effects of the COVID-19 pandemic discussed below, the strategic alternatives review process and any potential transaction or other corporate action resulting therefrom and other national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, disposition, management and operation of our properties. In addition, see Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q and those Risk Factors previously disclosed in our 2020 Annual Report on Form 10-K, as filed with the SEC on March 26, 2021.
Impact of the COVID-19 Pandemic
Due to the ongoing COVID-19 pandemic in the United States and globally, since March 2020, our residents, tenants, operating partners and managers have been materially impacted, and the prolonged economic impact remains uncertain. The situation continues to present a meaningful challenge for us as an owner and operator of healthcare facilities, as the impact of the virus continues to result in a massive strain throughout the healthcare system. To date, the impacts of the COVID-19 pandemic have been significant, rapidly and continuously evolving and may continue into the future, making it difficult to ascertain the long-term impact it will have on real estate markets in which we own and/or operate properties and our portfolio of investments. COVID-19 is particularly dangerous among the senior population and results in heightened risk to our senior housing and skilled nursing facilities, and we continue to work diligently to implement and maintain aggressive protocols at such facilities as well as actively collaborate with our tenants, operating partners and managers to respond and take action to mitigate the impact of the COVID-19 pandemic.
Since March 2020, we have taken actions to strengthen our balance sheet and preserve liquidity in response to the COVID-19 pandemic, including reducing the stockholder distribution rate and suspending our share repurchase plan. We believe that the long-term stability of our portfolio of investments will return once the virus has been controlled. Each type of real estate asset we own has been impacted by the COVID-19 pandemic to varying degrees. In states where lockdown orders have been lifted or modified, the downward trends in our portfolio appear to have somewhat moderated, but we have not yet witnessed a significant rebound.
In the early months of the pandemic, the businesses of our medical office tenants were negatively impacted when many of the states had implemented “stay at home” orders, thereby creating unprecedented revenue pressure on such tenants and their ability to pay rent on a timely basis. Substantially all of our physician practices and other medical service providers of non-essential and elective services in our medical office buildings are now open. However, there remains a risk of reclosures in states where infection rates rise, or where a resurgence of COVID-19 emerges, which may put additional pressure on our operations.
For our managed senior housing — RIDEA facilities, we have experienced a significant decline in our resident occupancies largely due to a decline in move-ins of prospective residents because of shelter-in-place, re-opening and other quarantine restrictions imposed by government regulations and guidelines, as well as the resurgence of COVID-19 cases that commenced in late 2020 and continued into early 2021. In addition, we continue to experience challenges in attracting prospective residents to our senior housing — RIDEA facilities because they are choosing to delay moving into communities until the threat posed by the virus has declined. We expect resident occupancy recovery to be slow before we achieve pre-pandemic occupancy levels. At the same time that our managed senior housing — RIDEA facilities are facing a reduction in revenue associated with lower resident occupancies, they experienced a dramatic increase in operating costs to care for residents, particularly increased labor costs to maintain staffing levels to care for the aged population during the crisis, costs of testing employees and residents for COVID-19 and costs to procure the volume of personal protective equipment, or PPE, and other supplies required to maintain health and safety measures and protocols. Such operating expenses at our senior housing — RIDEA facilities significantly increased from February 2020 through the end of the third quarter of 2020, and have since declined through the end of the first quarter of 2021; although such expenses are still higher than pre-pandemic levels. Since March 2020, our leased, non-RIDEA senior housing and skilled nursing facility tenants have also experienced, and may continue to experience, similar pressures discussed above related to occupancy declines and expense increases, which may impact their ability to pay rent and have an adverse effect on our operations. Therefore, our immediate focus for our senior housing and skilled nursing facilities for 2021 continues to be on resident occupancy recovery and operating expense management. In addition, since the fourth quarter of 2020, there have been developments around the production, availability and widespread distribution and use of effective COVID-19 vaccines, which we believe will be important to a rebound in our resident occupancy levels over time.

The information in this Quarterly Report on Form 10-Q is based on data currently available to us and will likely change as the COVID-19 pandemic progresses. We continue to closely monitor COVID-19 developments and are continuously assessing the implications to our business, residents, tenants, operating partners, managers and our portfolio of investments. We anticipate that the government-imposed or self-imposed lockdowns and restrictions have created pent-up demand for doctors’ visits and move-ins into senior housing facilities; however, we cannot predict with reasonable certainty when such demand will return to pre-COVID-19 pandemic levels. The medical community understands COVID-19 far better today than it did at the onset of the pandemic, and we are now equipped with greater therapeutics and other treatments to mitigate its impact. Likewise, we are optimistic about the favorable reports regarding the efficacy of vaccines. The COVID-19 pandemic has had, and may continue to have, an adverse effect on the operations of our business, and therefore, we are unable to predict the full extent or nature of the future impact to our financial condition and results of operations at this time. We expect the trends discussed above with respect to the impact of the COVID-19 pandemic to continue. Thus, the lasting impact of the COVID-19 pandemic over the next 12 months could be significant and will largely depend on future developments, including the duration of the crisis and the success of efforts to contain or treat COVID-19, such as the widespread availability and use of effective vaccines, which cannot be predicted with confidence at this time. See the “Results of Operations” and “Liquidity and Capital Resources” sections below for a further discussion.
Scheduled Lease Expirations
Excluding our senior housing — RIDEA facilities, as of March 31, 2021, our properties were 95.7% leased and during the remainder of 2021, 2.3% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next 12 months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. As of March 31, 2021, our remaining weighted average lease term was 8.0 years, excluding our senior housing — RIDEA facilities.
For the three months ended March 31, 2021, our senior housing — RIDEA facilities were 67.6% leased. Substantially all of our leases with residents at such properties are for a term of one year or less.
Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020
Our operating results are primarily comprised of income derived from our portfolio of properties and expenses in connection with the acquisition and operation of such properties. In general, and under a normal operating environment without the disruption of the COVID-19 pandemic, we expect amounts related to our portfolio of operating properties to increase in the future due to fixed annual rent escalations on our portfolio of properties and based on a full year of operations for recently acquired properties.
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. As of March 31, 2021, we operated through four reportable business segments, with activities related to investing in medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities.
The COVID-19 pandemic has had a significant adverse impact on the operations of our real estate portfolio. Although we have experienced some delays in receiving rent payments from our tenants, as of March 31, 2021, we have collected 100% of contractual rent from our leased, non-RIDEA senior housing and skilled nursing facility tenants. Most of our skilled nursing facilities provide behavioral health services with resident occupancies that are less impacted by either the COVID-19 pandemic or restrictions on elective surgeries than traditional skilled nursing facilities. In addition, substantially all of the contractual rent through March 2021 from our medical office building tenants has been received. However, given the significant ongoing uncertainty of the impact of the COVID-19 pandemic over the next 12 months, we are unable to predict the impact it will have on such tenants’ continued ability to pay rent.

Except where otherwise noted, the changes in our condensed consolidated results of operations for 2021 as compared to 2020 are primarily due to the disruption to our normal operations as a result of the COVID-19 pandemic. In addition, there are changes in our operating results by reporting segment due to transitioning the operations of the five senior housing facilities within Northern California Senior Housing Portfolio to a RIDEA structure in March 2020. As of March 31, 2021 and 2020, we owned the following types of properties:

	March 31,
	2021			2020
	Number of Buildings	Aggregate Contract Purchase Price	Leased %	Number of Buildings	Aggregate Contract Purchase Price	Leased %
Medical office buildings	43	$608,072,000	93.3%	43	$603,639,000	93.1%
Senior housing — RIDEA	26	264,709,000	(1)	26	264,349,000	(1)
Senior housing	14	101,800,000	100%	14	101,800,000	100%
Skilled nursing facilities	11	117,800,000	100%	11	117,800,000	100%
Total/weighted average(2)	94	$1,092,381,000	95.7%	94	$1,087,588,000	95.4%
___________
(1)For the three months ended March 31, 2021 and 2020, the leased percentage for the resident units of our senior housing — RIDEA facilities was 67.6% and 81.7%, respectively, based on daily average occupancy of licensed beds/units.
(2)Leased percentage excludes our senior housing — RIDEA facilities.
Revenues
Our primary sources of revenue include rent generated by our leased, non – RIDEA properties, and resident fees and services revenue from our RIDEA properties. The amount of revenue generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease available space at the then existing market rates. Revenues by reportable segment consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2021	2020
Real Estate Revenue
Medical office buildings	$16,752,000	$16,271,000
Skilled nursing facilities	3,000,000	3,012,000
Senior housing	2,194,000	2,180,000
Total real estate revenue	21,946,000	21,463,000
Resident Fees and Services Revenue
Senior housing — RIDEA	15,895,000	16,081,000
Total resident fees and services	15,895,000	16,081,000
Total revenues	$37,841,000	$37,544,000
For the three months ended March 31, 2021 and 2020, real estate revenue was primarily comprised of base rent of $16,081,000 and $15,860,000, respectively, and expense recoveries of $4,777,000 and $4,422,000, respectively. For the three months ended March 31, 2021 and 2020, resident fees and services consisted of rental fees related to resident leases and extended health care fees.

Rental Expenses and Property Operating Expenses
Rental expenses and rental expenses as a percentage of real estate revenue, as well as property operating expenses and property operating expenses as a percentage of resident fees and services revenue, by reportable segment consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2021		2020
Rental Expenses
Medical office buildings	$5,705,000	34.1%	$5,390,000	33.1%
Senior housing	174,000	7.9%	280,000	12.8%
Skilled nursing facilities	145,000	4.8%	152,000	5.0%
Total rental expenses	$6,024,000	27.4%	$5,822,000	27.1%
Property Operating Expenses
Senior housing — RIDEA	$15,194,000	95.6%	$13,017,000	80.9%
Total property operating expenses	$15,194,000	95.6%	$13,017,000	80.9%
For the three months ended March 31, 2021 and 2020, property operating expenses primarily consisted of administration and benefits expense of $11,448,000 and $7,152,000, respectively. The increase in property operating expenses for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, is primarily due to the transition of five senior housing facilities within Northern California Senior Housing Portfolio to a RIDEA structure in March 2020. Overall, property operating expenses have also significantly increased in 2021, compared to the three months ended March 31, 2020, due to labor costs, the single largest expense line item for senior housing — RIDEA facilities, as well as the costs of COVID-19 testing of employees and residents and the costs of PPE and other supplies required as a result of the COVID-19 pandemic. Senior housing — RIDEA facilities typically have a higher percentage of direct operating expenses to revenue than medical office buildings, skilled nursing facilities and leased, non – RIDEA senior housing facilities due to the nature of RIDEA facilities where we conduct day-to-day operations.
General and Administrative
General and administrative expenses consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2021	2020
Asset management and property management oversight fees — affiliates	$2,540,000	$2,411,000
Professional and legal fees	600,000	1,528,000
Bank charges	180,000	129,000
Transfer agent services	124,000	134,000
Directors’ and officers’ liability insurance	76,000	65,000
Franchise taxes	72,000	40,000
Board of directors fees	69,000	68,000
Restricted stock compensation	43,000	43,000
Other	43,000	30,000
Total	$3,747,000	$4,448,000
The decrease in general and administrative expenses for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, is primarily due to a decrease in professional and legal fees from transitioning the operations of the five senior housing facilities within Northern California Senior Housing Portfolio to a RIDEA structure in March 2020.
Business Acquisition Expenses
For the three months ended March 31, 2021 and 2020, business acquisition expenses were $314,000 and $9,000, respectively. The increase in such expenses incurred for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was primarily due to $569,000 in third-party advisory costs and fees to our special committee related to the strategic alternatives review process. Such increase was partially offset by the recovery of costs of $400,000 during the three months ended March 31, 2021 that were incurred in prior periods in the pursuit of a portfolio of properties that did not result in an acquisition.
Depreciation and Amortization
For the three months ended March 31, 2021 and 2020, depreciation and amortization was $12,402,000 and $12,530,000, respectively, and consisted primarily of depreciation on our operating properties of $7,914,000 and $7,839,000, respectively, and amortization on our identified intangible assets of $4,382,000 and $4,646,000, respectively.
Interest Expense
Interest expense, including gain or loss in fair value of derivative financial instruments, consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2021	2020
Interest expense:
Line of credit and term loans and derivative financial instruments	$4,037,000	$4,618,000
Mortgage loans payable	200,000	191,000
Amortization of deferred financing costs:
Line of credit and term loans	470,000	469,000
Mortgage loans payable	7,000	20,000
(Gain) loss in fair value of derivative financial instruments	(1,455,000)	4,605,000
Amortization of debt discount/premium	12,000	12,000
Total	$3,271,000	$9,915,000
The decrease in interest expense for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, is primarily related to a change to a gain in fair value recognized on our derivative financial instruments from a loss in fair value recognized on our derivative financial instruments, respectively, as such instruments approach maturity in November 2021 and a decline in interest rates on our line of credit and term loans. See Note 6, Mortgage Loans Payable, Net, Note 7, Line of Credit and Term Loans and Note 8, Derivative Financial Instruments, to our accompanying condensed consolidated financial statements, for a further discussion.
Liquidity and Capital Resources
Our sources of funds primarily consist of operating cash flows and borrowings. In the normal course of business, our principal demands for funds are for payment of operating expenses, capital improvement expenditures, interest on our indebtedness, distributions to our stockholders and repurchases of our common stock. We estimate that we will require approximately $7,282,000 to pay interest on our outstanding indebtedness for the remainder of 2021, based on interest rates in effect as of March 31, 2021, and that we will require $481,869,000 to pay principal on our outstanding indebtedness for the remainder of 2021. Such principal on our outstanding indebtedness includes $481,400,000 of outstanding principal as of March 31, 2021 on our line of credit and term loans that are scheduled to mature on November 19, 2021; however, we have the ability and intend to pursue a new credit facility or alternatively satisfy certain conditions pursuant to the related credit agreement and pay the required fee in order to exercise our option to extend the maturity date for one year. We also require resources to make certain payments to our advisor and its affiliates. See Note 13, Related Party Transactions, to our accompanying condensed consolidated financial statements, and Note 13, Related Party Transactions of our 2020 Annual Report on Form 10-K, as filed with the SEC on March 26, 2021, for a summary of our payments to our advisor and its affiliates. Generally, cash needs for such items will be met primarily from operations or borrowings, as needed. Our total capacity to pay operating expenses, capital improvement expenditures, interest, distributions and repurchases is a function of our current cash position, our borrowing capacity on our line of credit, as well as any future indebtedness that we may incur.
Due to the impact the COVID-19 pandemic has had on the United States and globally, and the uncertainty of the severity and duration of the COVID-19 pandemic and its effects, beginning in March 2020, our board decided to take steps to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects by decreasing our distributions to stockholders and partially suspending our share repurchase plan. Consequently, our board approved a reduced daily distribution rate for April 2020 through April 2021 equal to $0.001095890 per share of our Class T and Class I common stock, which is equal to an annualized distribution rate of $0.40 per share, a decrease from the annualized rate of $0.60 per share previously paid by us. See the “Distributions” section below for a further discussion. In addition, on March 31, 2020, our board suspended our share repurchase plan with respect to all repurchase requests other than repurchases resulting from the death or qualifying disability of stockholders, beginning with share repurchase requests submitted for repurchase during the second quarter of 2020. Furthermore, in connection with our special committee’s strategic alternative review process and in order to facilitate a strategic transaction, on March 18, 2021, our board authorized the suspension of the DRIP, effective as of April 1, 2021, and also approved the suspension of our share repurchase plan with respect to all repurchase requests received by us after February 28, 2021, including repurchases resulting from the death or qualifying disability of stockholders. Our board shall determine if and when it is in the best interest of our company and stockholders to reinstate our DRIP or share repurchase plan. As of March 31, 2021, our cash on hand was $19,167,000 and we had $48,600,000 available on our line of credit. We believe that these resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months.
A capital plan for each investment is established upon acquisition that contemplates the estimated capital needs of that investment, including costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include operating cash generated by the investment, capital reserves, a line of credit or other loan established with respect to the investment, other borrowings or additional equity investments from us or joint venture partners. The capital plan for each investment is adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. Based on the budget for the properties we own as of March 31, 2021, we estimate that our discretionary expenditures for capital and tenant improvements could require up to $8,294,000 for the remaining nine months of 2021. As of March 31, 2021, we had $492,000 of restricted cash in loan impounds and reserve accounts to fund a portion of such capital expenditures.
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
Cash Flows
The following table sets forth changes in cash flows:

	Three Months Ended March 31,
	2021	2020
Cash, cash equivalents and restricted cash — beginning of period	$18,125,000	$15,846,000
Net cash provided by operating activities	8,093,000	9,793,000
Net cash used in investing activities	(4,273,000)	(68,297,000)
Net cash (used in) provided by financing activities	(2,043,000)	63,522,000
Cash, cash equivalents and restricted cash — end of period	$19,902,000	$20,864,000
The following summary discussion of our changes in our cash flows is based on our accompanying condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
For the three months ended March 31, 2021 and 2020, cash flows provided by operating activities primarily related to the cash flows provided by our property operations, offset by payments of general and administrative expenses and business acquisition expenses. See the “Results of Operations” section above for a further discussion. In general, cash flows provided by operating activities will be affected by the timing of cash receipts and payments.
Investing Activities
For the three months ended March 31, 2021 and 2020, cash flows used in investing activities related to our property acquisitions in the amount of $3,188,000 and $65,531,000, respectively, and the payment of $1,085,000 and $2,766,000, respectively, for capital expenditures. We anticipate that cash flows used in investing activities will primarily be affected by the timing of capital expenditures, and generally will decrease as compared to prior years as we have substantially completed the acquisition phase of our real estate investment strategy.
Financing Activities
For the three months ended March 31, 2021, cash flows used in financing activities related primarily to $3,926,000 in distributions to our common stockholders, the payment of offering costs of $1,420,000 in connection with our initial offering and share repurchases of $714,000, partially offset by borrowings on our line of credit of $4,500,000. For the three months ended March 31, 2020, cash flows provided by financing activities related primarily to net borrowings on our line of credit of $76,300,000, partially offset by the January 2020 payoff of one mortgage loan payable with a principal balance of $7,738,000 and $5,561,000 in distributions to our common stockholders. The decrease in distributions paid in 2021 compared to 2020 was primarily related to actions taken by our board to protect our capital and maximize our liquidity in response to the impact of the COVID-19 pandemic, such as the decrease in our daily distribution rate approved by our board in March 2020. See the “Distributions” section below for a further discussion. Overall, we anticipate cash flows from financing activities to decrease in the future.
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
In response to the COVID-19 pandemic and its effects to our business and operations, at the end of the first quarter of 2020 our board decided to take steps to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects by reducing our distribution payments to stockholders. Consequently, our board authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on April 1, 2020 and ending on May 31, 2021, which was or will be calculated based on 365 days in the calendar year and is equal to $0.001095890 per share of our Class T and Class I common stock. Such daily distribution is equal to an annualized distribution rate of $0.40 per share. The distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to the DRIP, on a monthly basis, in arrears, only from legally available funds. As discussed above, in connection with our special committee’s strategic alternative review process, on March 18, 2021, our board authorized the suspension of the DRIP, effective as of April 1, 2021, until such time, if any, as our board determines to reinstate the DRIP. As a result, beginning with the April 2021 distributions, which were paid in May 2021, there will be no further issuances of shares pursuant to the DRIP, and stockholders who are participants in the DRIP received or will receive cash distributions instead.
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
The distributions paid for the three months ended March 31, 2021 and 2020, along with the amount of distributions reinvested pursuant to our DRIP Offerings and the sources of distributions as compared to cash flows from operations were as follows:

	Three Months Ended March 31,
	2021		2020
Distributions paid in cash	$3,926,000		$5,561,000
Distributions reinvested	4,106,000		6,437,000
	$8,032,000		$11,998,000
Sources of distributions:
Cash flows from operations	$8,032,000	100%	$9,793,000	81.6%
Proceeds from borrowings	—	—	2,205,000	18.4
	$8,032,000	100%	$11,998,000	100%
As of March 31, 2021, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and all or any portion of a distribution to our stockholders may have been paid from net offering proceeds and borrowings. The payment of distributions from our net offering proceeds and borrowings have reduced the amount of capital we ultimately invested in assets and negatively impacted the amount of income available for future distributions.

The distributions paid for the three months ended March 31, 2021 and 2020, along with the amount of distributions reinvested pursuant to our DRIP Offerings and the sources of our distributions as compared to funds from operations attributable to controlling interest, or FFO, were as follows:

	Three Months Ended March 31,
	2021		2020
Distributions paid in cash	$3,926,000		$5,561,000
Distributions reinvested	4,106,000		6,437,000
	$8,032,000		$11,998,000
Sources of distributions:
FFO attributable to controlling interest	$8,032,000	100%	$5,416,000	45.1%
Proceeds from borrowings	—	—	6,582,000	54.9
	$8,032,000	100%	$11,998,000	100%
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
Financing
We anticipate that our overall leverage will not exceed 50.0% of the combined market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of March 31, 2021, our aggregate borrowings were 39.7% of the combined market value of all of our real estate investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of May 14, 2021 and March 31, 2021, our leverage did not exceed 300% of the value of our net assets.
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
Debt Service Requirements
A significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of March 31, 2021, we had $18,628,000 ($17,708,000, net of discount/premium and deferred financing costs) of fixed-rate mortgage loans payable outstanding secured by our properties. As of March 31, 2021, we had $481,400,000 outstanding and $48,600,000 remained available under our line of credit. See Note 6, Mortgage Loans Payable, Net, and Note 7, Line of Credit and Term Loans, to our accompanying condensed consolidated financial statements.
We are required by the terms of certain loan documents to meet certain reporting requirements and covenants, such as leverage ratios, net worth ratios, debt service coverage ratios and fixed charge coverage ratios. As of March 31, 2021, we were in compliance with all such covenants and requirements on our mortgage loans payable and our line of credit and term loans. As of March 31, 2021, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps, was 3.35% per annum.
Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our line of credit and term loans; (ii) interest payments on our mortgage loans payable and our line of credit and term loans; and (iii) ground lease obligations as of March 31, 2021:

	Payments Due by Period
	2021	2022-2023	2024-2025	Thereafter	Total
Principal payments — fixed-rate debt	$469,000	$1,331,000	$6,589,000	$10,239,000	$18,628,000
Interest payments — fixed-rate debt	545,000	1,370,000	1,113,000	4,969,000	7,997,000
Principal payments — variable-rate debt	481,400,000	—	—	—	481,400,000
Interest payments — variable-rate debt (based on rates in effect as of March 31, 2021)	6,737,000	—	—	—	6,737,000
Ground lease obligations	417,000	1,056,000	1,072,000	46,565,000	49,110,000
Total	$489,568,000	$3,757,000	$8,774,000	$61,773,000	$563,872,000
Off-Balance Sheet Arrangements
As of March 31, 2021, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Inflation
During the three months ended March 31, 2021 and 2020, inflation has not significantly affected our operations because of the moderate inflation rate; however, we expect to be exposed to inflation risk as income from future long-term tenant leases will be the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions include negotiated rental increases, reimbursement billings for operating expense pass-through charges and real estate tax and insurance reimbursements. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.
Related Party Transactions
For a summary of related party transactions, see Note 13, Related Party Transactions, to our accompanying condensed consolidated financial statements and Note 13, Related Party Transactions of our 2020 Annual Report on Form 10-K, as filed with the SEC on March 26, 2021.

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

The following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the periods presented below:

	Three Months Ended March 31,
	2021	2020
Net loss	$(4,008,000)	$(7,933,000)
Add:
Depreciation and amortization related to real estate — consolidated properties	12,402,000	12,530,000
Depreciation and amortization related to real estate — unconsolidated entity	945,000	882,000
Net loss attributable to noncontrolling interests	264,000	167,000
Less:
Depreciation and amortization — noncontrolling interests	(249,000)	(230,000)
FFO attributable to controlling interest	$9,354,000	$5,416,000

Business acquisition expenses(1)	$314,000	$9,000
Amortization of above- and below-market leases(2)	40,000	18,000
Change in deferred rent(3)	(873,000)	(1,074,000)
(Gain) loss in fair value of derivative financial instruments(4)	(1,455,000)	4,605,000
Adjustments for unconsolidated entity(5)	182,000	173,000
Adjustments for noncontrolling interests(5)	—	(6,000)
MFFO attributable to controlling interest	$7,562,000	$9,141,000
Weighted average Class T and Class I common shares outstanding — basic and diluted	81,511,212	80,301,650
Net loss per Class T and Class I common share — basic and diluted	$(0.05)	$(0.10)
FFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$0.11	$0.07
MFFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$0.09	$0.11
___________
(1)In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding business acquisition expenses that have been deducted as expenses in the determination of GAAP net income or loss, we believe MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Business acquisition expenses include payments to our advisor or its affiliates and third parties.
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
Net Operating Income
NOI is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, business acquisition expenses, depreciation and amortization, interest expense, income or loss from unconsolidated entity and other income. NOI is not equivalent to our net income (loss) as determined under GAAP and may not be a useful measure in measuring operational income or cash flows. Furthermore, NOI should not be considered as an alternative to net income (loss) as an indication of our performance, as an alternative to cash flows from operations, as an indication of our liquidity, or indicative of cash flow available to fund our cash needs including our ability to make distributions to our stockholders. NOI should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) or in its applicability in evaluating our operating performance. Investors are also cautioned that NOI should only be used to assess our operational performance in periods in which we have not incurred or accrued any business acquisition expenses.
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
To facilitate understanding of this financial measure, the following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to NOI for the periods presented below:

	Three Months Ended March 31,
	2021	2020
Net loss	$(4,008,000)	$(7,933,000)
General and administrative	3,747,000	4,448,000
Business acquisition expenses	314,000	9,000
Depreciation and amortization	12,402,000	12,530,000
Interest expense	3,271,000	9,915,000
Loss (income) from unconsolidated entity	904,000	(255,000)
Other income	(7,000)	(9,000)
Net operating income	$16,623,000	$18,705,000
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk. There were no material changes in our market risk exposures, or in the methods we use to manage market risk, from those that were provided for in our 2020 Annual Report on Form 10-K, as filed with the SEC on March 26, 2021.
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
We have entered into, and may continue to enter into, derivative financial instruments such as interest rate swaps in order to mitigate our interest rate risk on a related financial instrument. We do not apply hedge accounting treatment to these derivatives; therefore, changes in the fair value of interest rate derivative financial instruments are recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations. As of March 31, 2021, our interest rate swap liabilities are recorded in our accompanying condensed consolidated balance sheets at their aggregate fair value of $3,800,000. We will not enter into derivatives or interest rate transactions for speculative purposes.

In July 2017, the Financial Conduct Authority, or FCA, that regulates the London Inter-bank Offered Rate, or LIBOR, announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative to United States dollar LIBOR in derivatives and other financial contracts. In March 2021, the FCA confirmed its intention to cease publishing one-week and two-month LIBOR after December 31, 2021 and all remaining LIBOR after June 30, 2023. At this time, it is not known whether or when SOFR or other alternative reference rates will attain market traction as replacements for LIBOR.
We have variable rate debt outstanding under our credit facilities and derivative financial instruments maturing on November 19, 2021 that are indexed to LIBOR. As such, we are monitoring and evaluating the related risks of the discontinuation of LIBOR, which include possible changes to the interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments tied to LIBOR could also be impacted if LIBOR is discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty. If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our contracts is likely to vary. If LIBOR is discontinued, interest rates on our current or future indebtedness may be adversely affected. It is not possible to predict whether LIBOR will continue to be viewed as an acceptable market “benchmark” prior to June 30, 2023, and it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.
As of March 31, 2021, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Fixed-rate debt — principal payments	$469,000	$651,000	$680,000	$711,000	$5,878,000	$10,239,000	$18,628,000	$20,785,000
Weighted average interest rate on maturing fixed-rate debt	4.48%	4.49%	4.49%	4.50%	3.85%	3.83%	3.93%	—
Variable-rate debt — principal payments	$481,400,000	$—	$—	$—	$—	$—	$481,400,000	$481,716,000
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of March 31, 2021)	2.08%	—%	—%	—%	—%	—%	2.08%	—
Mortgage Loans Payable, Net and Line of Credit and Term Loans
Mortgage loans payable was $18,628,000 ($17,708,000, net of discount/premium and deferred financing costs) as of March 31, 2021. As of March 31, 2021, we had three fixed-rate mortgage loans payable with interest rates ranging from 3.67% to 5.25% per annum. In addition, as of March 31, 2021, we had $481,400,000 outstanding under our line of credit and term loans at a weighted average interest rate of 2.08% per annum.
As of March 31, 2021, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps, was 3.35% per annum. An increase in the variable interest rate on our variable-rate line of credit and term loans constitutes a market risk. As of March 31, 2021, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on our variable-rate line of credit and term loans by $945,000, or 5.58% of total annualized interest expense on our mortgage loans payable and our line of credit and term loans. See Note 6, Mortgage Loans Payable, Net, and Note 7, Line of Credit and Term Loans, to our accompanying condensed consolidated financial statements, for a further discussion.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2021 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2021, were effective at the reasonable assurance level.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There were no material changes from the risk factors previously disclosed in our 2020 Annual Report on Form 10-K, as filed with the SEC on March 26, 2021, except as noted below.
Risks Related to Investments in Real Estate
A significant portion of our annual base rent may be concentrated in a small number of tenants. Therefore, non-renewals, terminations or lease defaults by any of these significant tenants could reduce our net income and have a negative effect on our ability to pay distributions to our stockholders.
As of May 14, 2021, rental payments by our tenant, RC Tier Properties, LLC, accounted for approximately 10.9% of our total property portfolio’s annualized base rent or annualized NOI. The success of our investments materially depends upon the financial stability of the tenants leasing the properties we own. Therefore, a non-renewal after the expiration of a lease term, termination, default or other failure to meet rental obligations by significant tenants, such as RC Tier Properties, LLC, would significantly lower our net income. These events could cause us to reduce the amount of distributions to our stockholders.
A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.
We have a concentration of properties in particular geographic areas; therefore, any adverse situation that disproportionately effects one of those areas would have a magnified adverse effect on our portfolio. As of May 14, 2021, our properties located in Missouri and Michigan accounted for approximately 11.9% and 10.2%, respectively, of our total property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
Risks Related to Debt Financing
Changes in banks’ inter-bank lending rate reporting practices or the method pursuant to which LIBOR is determined may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.
LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such “benchmarks” to perform differently than in the past, or have other consequences which cannot be predicted. As published by the Federal Reserve Bank of New York, it currently appears that, over time, United States dollar LIBOR may be replaced by SOFR. In March 2021, the FCA confirmed its intention to cease publishing one-week and two-month LIBOR after December 31, 2021 and all remaining LIBOR after June 30, 2023. At this time, it is not known whether or when SOFR or other alternative reference rates will attain market traction as replacements for LIBOR. Market participants are still considering how various types of financial instruments and securitization vehicles should react to a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, or to the same alternative reference rate, in each case increasing the difficulty of hedging. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of financial assets and liabilities based on or linked to a “benchmark.”

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
On March 31, 2020, our board suspended our share repurchase plan with respect to all repurchase requests other than repurchases resulting from the death or qualifying disability of stockholders, beginning with share repurchase requests submitted for repurchase during the second quarter of 2020. Shares of our common stock repurchased in connection with a stockholder’s death or qualifying disability were repurchased at a price no less than 100% of the price paid to acquire the shares of our common stock from us. In connection with our special committee’s strategic alternative review process and in order to facilitate a strategic transaction, on March 18, 2021, our board approved the suspension of our share repurchase plan with respect to all repurchase requests received by us after February 28, 2021, including repurchases resulting from the death or qualifying disability of stockholders.
During the three months ended March 31, 2021, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 to January 31, 2021	72,339	$9.86	72,339	(1)
February 1, 2021 to February 28, 2021	—	$—	—	(1)
March 1, 2021 to March 31, 2021	—	$—	—	(1)
Total	72,339	$9.86	72,339
___________
(1)A description of the maximum number of shares that may be purchased under our share repurchase plan is included in the narrative preceding this table.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

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

Griffin-American Healthcare REIT IV, Inc. (Registrant)

May 14, 2021	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

May 14, 2021	By:	/s/ BRIAN S. PEAY
Date		Brian S. Peay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)