Form 10-Q
period 2021-06-30
Griffin-American Healthcare REIT IV, Inc.
filed 2021-08-13
CIK 1632970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of August 6, 2021, there were 76,069,129 shares of Class T common stock and 5,662,132 shares of Class I common stock of Griffin-American Healthcare REIT IV, Inc. outstanding.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2021 and December 31, 2020
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Real estate investments, net	$912,467,000	$921,580,000
Cash and cash equivalents	21,336,000	17,411,000
Restricted cash	1,176,000	714,000
Accounts and other receivables, net	1,768,000	2,635,000
Identified intangible assets, net	57,251,000	64,101,000
Operating lease right-of-use assets, net	14,073,000	14,133,000
Other assets, net	67,710,000	72,199,000
Total assets	$1,075,781,000	$1,092,773,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$17,572,000	$17,827,000
Line of credit and term loans(1)	482,900,000	476,900,000
Accounts payable and accrued liabilities(1)	22,929,000	23,057,000
Accounts payable due to affiliates(1)	1,029,000	1,046,000
Identified intangible liabilities, net	1,174,000	1,295,000
Operating lease liabilities(1)	9,971,000	9,904,000
Security deposits, prepaid rent and other liabilities(1)	8,151,000	10,387,000
Total liabilities	543,726,000	540,416,000

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests (Note 11)	2,593,000	2,618,000

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Class T common stock, $0.01 par value per share; 900,000,000 shares authorized; 76,069,129 and 75,690,838 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	760,000	756,000
Class I common stock, $0.01 par value per share; 100,000,000 shares authorized; 5,662,132 and 5,648,499 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	57,000	57,000
Additional paid-in capital	736,827,000	733,192,000
Accumulated deficit	(208,759,000)	(185,047,000)
Total stockholders’ equity	528,885,000	548,958,000
Noncontrolling interest (Note 12)	577,000	781,000
Total equity	529,462,000	549,739,000
Total liabilities, redeemable noncontrolling interests and equity	$1,075,781,000	$1,092,773,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
As of June 30, 2021 and December 31, 2020
(Unaudited)
___________
(1)Such liabilities of Griffin-American Healthcare REIT IV, Inc. as of June 30, 2021 and December 31, 2020 represented liabilities of Griffin American Healthcare REIT IV Holdings, LP or its consolidated subsidiaries. Griffin-American Healthcare REIT IV Holdings, LP is a variable interest entity, or VIE, and a consolidated subsidiary of Griffin-American Healthcare REIT IV, Inc. The creditors of Griffin-American Healthcare REIT IV Holdings, LP or its consolidated subsidiaries do not have recourse against Griffin-American Healthcare REIT IV, Inc., except for the 2018 Credit Facility, as defined in Note 7, held by Griffin-American Healthcare REIT IV Holdings, LP in the amount of $482,900,000 and $476,900,000 as of June 30, 2021 and December 31, 2020, respectively, which is guaranteed by Griffin-American Healthcare REIT IV, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2021 and 2020
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Real estate revenue	$21,988,000	$21,842,000	$43,934,000	$43,305,000
Resident fees and services	15,194,000	16,834,000	31,089,000	32,915,000
Total revenues	37,182,000	38,676,000	75,023,000	76,220,000
Expenses:
Rental expenses	6,129,000	5,996,000	12,153,000	11,818,000
Property operating expenses	14,445,000	14,442,000	29,639,000	27,459,000
General and administrative	3,659,000	3,840,000	7,406,000	8,288,000
Business acquisition expenses	2,438,000	8,000	2,752,000	17,000
Depreciation and amortization	10,597,000	12,720,000	22,999,000	25,250,000
Total expenses	37,268,000	37,006,000	74,949,000	72,832,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)	(4,869,000)	(4,974,000)	(9,595,000)	(10,284,000)
Gain (loss) in fair value of derivative financial instruments	1,462,000	853,000	2,917,000	(3,752,000)
Loss on disposition of real estate investments	(199,000)	—	(199,000)	—
(Loss) income from unconsolidated entity	(193,000)	1,074,000	(1,097,000)	1,329,000
Other income	9,000	261,000	16,000	270,000
Total net other expense	(3,790,000)	(2,786,000)	(7,958,000)	(12,437,000)
Loss before income taxes	(3,876,000)	(1,116,000)	(7,884,000)	(9,049,000)
Income tax expense	—	(39,000)	—	(39,000)
Net loss	(3,876,000)	(1,155,000)	(7,884,000)	(9,088,000)
Less: net loss attributable to noncontrolling interests	104,000	209,000	368,000	376,000
Net loss attributable to controlling interest	$(3,772,000)	$(946,000)	$(7,516,000)	$(8,712,000)
Net loss per Class T and Class I common share attributable to controlling interest — basic and diluted	$(0.05)	$(0.01)	$(0.09)	$(0.11)
Weighted average number of Class T and Class I common shares outstanding — basic and diluted	81,687,564	80,402,887	81,599,875	80,352,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Six Months Ended June 30, 2021 and 2020
(Unaudited)

	Three Months Ended June 30, 2021
	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE — March 31, 2021	81,697,347	$817,000	$736,486,000	$(196,835,000)	$540,468,000	$633,000	$541,101,000
Offering costs — common stock	—	—	2,000	—	2,000	—	2,000
Issuance of common stock under the DRIP	151,142	1,000	1,392,000	—	1,393,000	—	1,393,000
Amortization of nonvested common stock compensation	—	—	41,000	—	41,000	—	41,000
Repurchase of common stock	(117,228)	(1,000)	(1,159,000)	—	(1,160,000)	—	(1,160,000)
Distributions to noncontrolling interest	—	—	—	—	—	(31,000)	(31,000)
Adjustment to value of redeemable noncontrolling interests	—	—	65,000	—	65,000	—	65,000
Distributions declared ($0.10 per share)	—	—	—	(8,152,000)	(8,152,000)	—	(8,152,000)
Net loss	—	—	—	(3,772,000)	(3,772,000)	(25,000)	(3,797,000)	(1)
BALANCE — June 30, 2021	81,731,261	$817,000	$736,827,000	$(208,759,000)	$528,885,000	$577,000	$529,462,000

	Three Months Ended June 30, 2020
	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE — March 31, 2020	80,574,630	$805,000	$726,258,000	$(150,398,000)	$576,665,000	$1,166,000	$577,831,000
Offering costs — common stock	—	—	63,000	—	63,000	—	63,000
Issuance of common stock under the DRIP	523,736	5,000	4,992,000	—	4,997,000	—	4,997,000
Issuance of vested and nonvested restricted common stock	7,500	—	14,000	—	14,000	—	14,000
Amortization of nonvested common stock compensation	—	—	41,000	—	41,000	—	41,000
Repurchase of common stock	(506,560)	(5,000)	(4,638,000)	—	(4,643,000)	—	(4,643,000)
Distributions to noncontrolling interest	—	—	—	—	—	(32,000)	(32,000)
Adjustment to value of redeemable noncontrolling interests	—	—	(214,000)	—	(214,000)	—	(214,000)
Distributions declared ($0.10 per share)	—	—	—	(8,022,000)	(8,022,000)	—	(8,022,000)
Net loss	—	—	—	(946,000)	(946,000)	(87,000)	(1,033,000)	(1)
BALANCE — June 30, 2020	80,599,306	$805,000	$726,516,000	$(159,366,000)	$567,955,000	$1,047,000	$569,002,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Three and Six Months Ended June 30, 2021 and 2020
(Unaudited)

	Six Months Ended June 30, 2021
	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE — December 31, 2020	81,339,337	$813,000	$733,192,000	$(185,047,000)	$548,958,000	$781,000	$549,739,000
Offering costs — common stock	—	—	5,000	—	5,000	—	5,000
Issuance of common stock under the DRIP	581,491	6,000	5,493,000	—	5,499,000	—	5,499,000
Amortization of nonvested common stock compensation	—	—	84,000	—	84,000	—	84,000
Repurchase of common stock	(189,567)	(2,000)	(1,872,000)	—	(1,874,000)	—	(1,874,000)
Distributions to noncontrolling interest	—	—	—	—	—	(55,000)	(55,000)
Adjustment to value of redeemable noncontrolling interests	—	—	(75,000)	—	(75,000)	—	(75,000)
Distributions declared ($0.20 per share)	—	—	—	(16,196,000)	(16,196,000)	—	(16,196,000)
Net loss	—	—	—	(7,516,000)	(7,516,000)	(149,000)	(7,665,000)	(1)
BALANCE — June 30, 2021	81,731,261	$817,000	$736,827,000	$(208,759,000)	$528,885,000	$577,000	$529,462,000

	Six Months Ended June 30, 2020
	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE — December 31, 2019	79,899,874	$798,000	$719,894,000	$(130,613,000)	$590,079,000	$—	$590,079,000
Offering costs — common stock	—	—	62,000	—	62,000	—	62,000
Issuance of common stock under the DRIP	1,198,492	12,000	11,422,000	—	11,434,000	—	11,434,000
Issuance of vested and nonvested restricted common stock	7,500	—	14,000	—	14,000	—	14,000
Amortization of nonvested common stock compensation	—	—	84,000	—	84,000	—	84,000
Repurchase of common stock	(506,560)	(5,000)	(4,638,000)	—	(4,643,000)	—	(4,643,000)
Contribution from noncontrolling interest	—	—	—	—	—	1,250,000	1,250,000
Distributions to noncontrolling interest	—	—	—	—	—	(32,000)	(32,000)
Adjustment to value of redeemable noncontrolling interests	—	—	(322,000)	—	(322,000)	—	(322,000)
Distributions declared ($0.25 per share)	—	—	—	(20,041,000)	(20,041,000)	—	(20,041,000)
Net loss	—	—	—	(8,712,000)	(8,712,000)	(171,000)	(8,883,000)	(1)
BALANCE — June 30, 2020	80,599,306	$805,000	$726,516,000	$(159,366,000)	$567,955,000	$1,047,000	$569,002,000
___________
(1)Amount excludes $79,000 and $122,000 for the three months ended June 30, 2021 and 2020, respectively, and $219,000 and $205,000 for the six months ended June 30, 2021 and 2020, respectively, of net loss attributable to redeemable noncontrolling interests. See Note 11, Redeemable Noncontrolling Interests, for a further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2021 and 2020
(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,884,000)	$(9,088,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,999,000	25,250,000
Other amortization	1,399,000	1,392,000
Deferred rent	(2,104,000)	(2,351,000)
Stock based compensation	84,000	98,000
Loss on disposition of real estate investments	199,000	—
Loss (income) from unconsolidated entity	1,097,000	(1,329,000)
Change in fair value of derivative financial instruments	(2,917,000)	3,752,000
Changes in operating assets and liabilities:
Accounts and other receivables	851,000	1,286,000
Other assets	(1,677,000)	(1,419,000)
Accounts payable and accrued liabilities	1,660,000	2,078,000
Accounts payable due to affiliates	(47,000)	41,000
Operating lease liabilities	(217,000)	(215,000)
Security deposits, prepaid rent and other liabilities	443,000	(448,000)
Net cash provided by operating activities	13,886,000	19,047,000
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate investments	(3,375,000)	(67,932,000)
Proceeds from disposition of real estate investments	6,184,000	—
Capital expenditures	(2,334,000)	(4,616,000)
Net cash provided by (used in) investing activities	475,000	(72,548,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on mortgage loans payable	(293,000)	(8,017,000)
Borrowings under the line of credit and term loans	11,000,000	137,800,000
Payments on the line of credit and term loans	(5,000,000)	(55,100,000)
Deferred financing costs	(382,000)	(43,000)
Payment of offering costs	(2,705,000)	(3,278,000)
Distributions paid to common stockholders	(10,772,000)	(10,042,000)
Repurchase of common stock	(1,874,000)	(4,643,000)
Contribution from noncontrolling interest	—	1,250,000
Distributions to noncontrolling interest	(55,000)	(32,000)
Contributions from redeemable noncontrolling interest	126,000	1,118,000
Distributions to redeemable noncontrolling interests	(7,000)	(72,000)
Security deposits	(12,000)	6,000
Net cash (used in) provided by financing activities	(9,974,000)	58,947,000
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4,387,000	5,446,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	18,125,000	15,846,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$22,512,000	$21,292,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Six Months Ended June 30, 2021 and 2020
(Unaudited)

	Six Months Ended June 30,
	2021	2020
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period:
Cash and cash equivalents	$17,411,000	$15,290,000
Restricted cash	714,000	556,000
Cash, cash equivalents and restricted cash	$18,125,000	$15,846,000
End of period:
Cash and cash equivalents	$21,336,000	$20,585,000
Restricted cash	1,176,000	707,000
Cash, cash equivalents and restricted cash	$22,512,000	$21,292,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$8,556,000	$9,428,000
Income taxes	$44,000	$18,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Investing Activities:
Accrued capital expenditures	$3,016,000	$2,309,000
Tenant improvement overage	$240,000	$625,000
The following represents the increase (decrease) in certain assets and liabilities in connection with our acquisitions and disposition of real estate investments:
Other assets	$(16,000)	$196,000
Accounts payable and accrued liabilities	$(48,000)	$201,000
Prepaid rent	$10,000	$11,000
Financing Activities:
Issuance of common stock under the DRIP	$5,499,000	$11,434,000
Distributions declared but not paid to common stockholders	$2,689,000	$2,651,000
Accrued stockholder servicing fee	$3,392,000	$9,270,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended June 30, 2021 and 2020
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT IV, Inc. and its subsidiaries, including Griffin-American Healthcare REIT IV Holdings, LP, except where otherwise noted.
1. Organization and Description of Business
Griffin-American Healthcare REIT IV, Inc., a Maryland corporation, invests in a diversified portfolio of healthcare real estate properties, focusing primarily on medical office buildings, skilled nursing facilities and senior housing facilities that produce current income. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). We qualified to be taxed as a real estate investment trust, or REIT, under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2016, and we intend to continue to qualify to be taxed as a REIT.
We raised $754,118,000 through a best efforts initial public offering, or our initial offering, that commenced on February 16, 2016, and issued 75,639,681 aggregate shares of our Class T and Class I common stock. In addition, during our initial offering, we issued 3,253,535 aggregate shares of our Class T and Class I common stock pursuant to our distribution reinvestment plan, as amended, or the DRIP, for a total of $31,021,000 in distributions reinvested. Following the termination of our initial offering on February 15, 2019, we continued issuing shares of our common stock pursuant to the DRIP through a subsequent offering, or the 2019 DRIP Offering, which commenced on March 1, 2019. On March 18, 2021, our board of directors, or our board, authorized the suspension of the DRIP, effective as of April 1, 2021. As of June 30, 2021, a total of $46,970,000 in distributions were reinvested that resulted in 4,923,550 shares of our common stock being issued pursuant to the 2019 DRIP Offering. We collectively refer to the DRIP portion of our initial offering and the 2019 DRIP Offering as our DRIP Offerings. See Note 12, Equity — Distribution Reinvestment Plan, for a further discussion.
We conduct substantially all of our operations through Griffin-American Healthcare REIT IV Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT IV Advisor, LLC, or our advisor, pursuant to an advisory agreement, as amended, or the Advisory Agreement, between us, our operating partnership and our advisor. The Advisory Agreement was effective as of February 16, 2016 and had a one-year initial term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 11, 2021 and expires on February 16, 2022. Our advisor uses its best efforts, subject to the oversight and review of our board, to, among other things, provide asset management, property management, acquisition, disposition and other advisory services on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by wholly owned subsidiaries of American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Company, LLC, or Griffin Capital, or collectively, our co-sponsors. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Digital Bridge Group, Inc. (NYSE: DBRG) (formerly known as Colony Capital, Inc.), or Digital Bridge, and 7.8% owned by James F. Flaherty III, a former partner of Colony Capital, Inc. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or our dealer manager, Digital Bridge or Mr. Flaherty; however, we are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings.
We currently operate through four reportable business segments: medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities. As of June 30, 2021, we owned 87 properties, comprising 92 buildings, or approximately 4,799,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $1,080,381,000. As of June 30, 2021, we also owned a 6.0% interest in a joint venture which owns a portfolio of integrated senior health campuses and ancillary businesses.
Due to the ongoing coronavirus, or COVID-19, pandemic in the United States and globally, since March 2020, our residents, tenants, operating partners and managers have been materially impacted, and the prolonged economic impact remains uncertain. As the COVID-19 pandemic is still impacting the healthcare system to a degree, it continues to present challenges for us as an owner and operator of healthcare facilities. Since its outset, the impacts of the COVID-19 pandemic have been significant, rapidly and continuously evolving and may continue into the future, making it difficult to ascertain the long-term impact it will have on real estate markets in which we own and/or operate properties and our portfolio of investments. We have evaluated the impacts of the COVID-19 pandemic on our business thus far and incorporated information concerning the impact of COVID-19 into our assessments of liquidity, impairment and collectability from tenants and residents as of June 30, 2021. We will continue to monitor such impacts and will adjust our estimates and assumptions based on the best available information.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Proposed Merger with Griffin-American Healthcare REIT III, Inc.
In October 2020, our board established a special committee of our board, or our special committee, which consists of all of our independent directors, to investigate and analyze strategic alternatives, including but not limited to, the sale of our assets, a listing of our shares on a national securities exchange, or a merger with another entity, including a merger with another unlisted entity that we expect would enhance our value. On June 23, 2021, we, our operating partnership, our wholly owned subsidiary, Continental Merger Sub, LLC, or merger sub, and Griffin-American Healthcare REIT III, Inc., or GAHR III, and its subsidiary Griffin-American Healthcare REIT III Holdings, LP, or GAHR III operating partnership, entered into an Agreement and Plan of Merger, or the Merger Agreement. Subject to the terms and conditions of the Merger Agreement, (i) GAHR III will be merged with and into merger sub, with merger sub being the surviving company, or the REIT Merger, and (ii) our operating partnership will be merged with and into GAHR III operating partnership, with GAHR III operating partnership being the surviving partnership and being renamed “American Healthcare REIT Holdings, LP”, or the Partnership Merger, and, together with the REIT Merger, the Merger.
At the effective time of the REIT Merger, each issued and outstanding share of GAHR III’s common stock, $0.01 par value per share, will be converted into the right to receive 0.9266 of a share of our Class I common stock, $0.01 par value per share. Further, at the effective time of the Partnership Merger, (i) each unit of limited partnership interest in GAHR III operating partnership outstanding as of immediately prior to the effective time of the Partnership Merger will be converted automatically into the right to receive 0.9266 of a Partnership Class I Unit, as defined in the agreement of limited partnership of the surviving partnership and (ii) each unit of limited partnership interest in our operating partnership outstanding as of immediately prior to the effective time of the Partnership Merger will be converted automatically into the right to receive one unit of limited partnership interest of the surviving partnership of like class. Following the Merger, we (as combined with GAHR III, or the Combined Company) will be named “American Healthcare REIT, Inc.” The REIT Merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended.
The Merger Agreement may be terminated by either us or GAHR III under certain circumstances, including but not limited to (in each case, with the prior approval of the special committee of the respective board of directors) (i) if the REIT Merger has not been consummated on or before 11:59 p.m. New York time on March 23, 2022; (ii) if the approval of the Merger by our stockholders or the stockholders of GAHR III is not obtained; or (iii) upon a material uncured breach of the respective obligations, covenants or agreements by the other party that would cause the closing conditions in the Merger Agreement not to be satisfied. The consummation of the Merger and the AHI Acquisition (as defined below) is subject to substantial conditions to closing and is not expected to close until the fourth quarter of 2021; therefore, our accompanying condensed consolidated financial statements do not include the Merger or the AHI Acquisition.
If the Merger Agreement is terminated in connection with GAHR III’s acceptance of a Superior Proposal, as defined in the Merger Agreement, or due to GAHR III making a GAHR III Adverse Recommendation Change, as defined in the Merger Agreement, then GAHR III must pay us a termination fee of $50,654,000 and reimburse up to $4,000,000 of documented expenses incurred by us in connection with the Merger. If the Merger Agreement is terminated in connection with our acceptance of a Superior Proposal or due to us making a GAHR IV Adverse Recommendation Change, as defined in the Merger Agreement, then we must pay to GAHR III a termination fee of $23,028,000 and reimburse up to $4,000,000 of documented expenses incurred by GAHR III in connection with the Merger.
The parties to the Merger Agreement have agreed to certain limits on the conduct of their businesses between the signing of the Merger Agreement and the closing of the Merger. Generally, transactions that are not in the ordinary course of business require the consent of the other party.
Also on June 23, 2021, GAHR III, GAHR III operating partnership, our co-sponsors, Platform Healthcare Investor T-II, LLC, Flaherty Trust, Jeffrey T. Hanson, our Chief Executive Officer and Chairman of the Board of Directors, Danny Prosky, our President and Chief Operating Officer, and Mathieu B. Streiff, our Executive Vice President, General Counsel, entered into a contribution and exchange agreement, or the Contribution Agreement, pursuant to which, among other things, GAHR III has agreed to acquire a newly formed entity, or the AHI Acquisition, that will own substantially all of the business and operations of one of our co-sponsors, American Healthcare Investors, as well as all of the equity interests in (i) Griffin-American Healthcare REIT III Advisor, LLC, a subsidiary of American Healthcare Investors that serves as the external advisor of GAHR III, and (ii) our advisor, such that GAHR III will become self-managed and (if the Merger does not occur) we will become indirectly managed by GAHR III. The AHI Acquisition is expected to close immediately prior to the consummation of the Merger. Following the consummation of the Merger, assuming the AHI Acquisition is consummated, the Combined Company will be an entirely self-managed company. The Merger is not subject to the consummation of the AHI Acquisition, such that the Merger may occur even if the AHI Acquisition does not. The parties to the Contribution Agreement also may elect to proceed with the AHI Acquisition even if the Merger is not consummated.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
In addition, on June 23, 2021, in connection with the Merger, we amended the Advisory Agreement with our advisor, such that our advisor agreed to waive any acquisition fee due in connection with the REIT Merger. Except as set forth in such amendment to the Advisory Agreement, the terms of the Advisory Agreement shall continue in full force and effect.
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
Basis of Presentation
Our accompanying condensed consolidated financial statements include our accounts and those of our operating partnership, the wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries in which we have control, as well as any VIEs in which we are the primary beneficiary. The portion of equity in any subsidiary that is not wholly-owned by us is presented in our accompanying condensed consolidated financial statements as noncontrolling interest. We evaluate our ability to control an entity, and whether the entity is a VIE and we are the primary beneficiary, by considering substantive terms of the arrangement and identifying which enterprise has the power to direct the activities of the entity that most significantly impacts the entity’s economic performance.
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of both June 30, 2021 and December 31, 2020, we owned greater than a 99.99% general partnership interest therein. Our advisor is a limited partner, and as of both June 30, 2021 and December 31, 2020, owned less than a 0.01% noncontrolling limited partnership interest in our operating partnership.
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

	Three Months Ended June 30,
	2021			2020
	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Senior housing — RIDEA	$131,000	$15,063,000	$15,194,000	$150,000	$16,684,000	$16,834,000

	Six Months Ended June 30,
	2021			2020
	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Senior housing — RIDEA	$323,000	$30,766,000	$31,089,000	$572,000	$32,343,000	$32,915,000
The following tables disaggregate our resident fees and services revenue by payor class:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Private and other payors	$13,611,000	$15,093,000	$27,770,000	$29,466,000
Medicaid	1,583,000	1,741,000	3,319,000	3,449,000
Total resident fees and services	$15,194,000	$16,834,000	$31,089,000	$32,915,000
Accounts Receivable, Net — Resident Fees and Services
The beginning and ending balances of accounts receivable, net — resident fees and services are as follows:

	Medicaid	Private and Other Payors	Total
Beginning balance — January 1, 2021	$1,123,000	$358,000	$1,481,000
Ending balance — June 30, 2021	701,000	334,000	1,035,000
Decrease	$(422,000)	$(24,000)	$(446,000)
Tenant and Resident Receivables and Allowances
Resident receivables, which are related to resident fees and services, are carried net of an allowance for credit losses. An allowance is maintained for estimated losses resulting from the inability of residents and payors to meet the contractual obligations under their lease or service agreements. Substantially all of such allowances are recorded as direct reductions of resident fees and services revenue as contractual adjustments provided to third-party payors or implicit price concessions in our accompanying condensed consolidated statements of operations. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the residents’ financial condition, security deposits, cash collection patterns by payor and by state, current economic conditions, future expectations in estimating credit losses and other relevant factors. Tenant receivables, which are related to real estate revenue, and unbilled deferred rent receivables are reduced for uncollectible amounts, which are recognized as direct reductions of real estate revenue in our accompanying condensed consolidated statements of operations.
As of June 30, 2021 and December 31, 2020, we had $2,238,000 and $2,086,000, respectively, in allowances, which were determined necessary to reduce receivables by our expected future credit losses. For the six months ended June 30, 2021 and 2020, we increased allowances by $563,000 and $541,000, respectively, and reduced allowances for collections or

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
adjustments by $55,000 and $74,000, respectively. For the six months ended June 30, 2021 and 2020, $356,000 and $39,000, respectively, of our receivables were written off against the related allowances.
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Building and improvements	$890,610,000	$884,816,000
Land	109,771,000	109,444,000
Furniture, fixtures and equipment	9,040,000	8,599,000
	1,009,421,000	1,002,859,000
Less: accumulated depreciation	(96,954,000)	(81,279,000)
Total	$912,467,000	$921,580,000
Depreciation expense for the three months ended June 30, 2021 and 2020 was $7,930,000 and $7,893,000, respectively, and for the six months ended June 30, 2021 and 2020 was $15,844,000 and $15,732,000, respectively. In addition to the property acquisition transaction discussed below, for the three and six months ended June 30, 2021, we incurred capital expenditures of $2,140,000 and $2,916,000, respectively, for our medical office buildings and $743,000 and $1,058,000, respectively, for our senior housing — RIDEA facilities. We did not incur any capital expenditures for our skilled nursing and senior housing facilities during the three and six months ended June 30, 2021.
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
We accounted for our acquisition completed during the six months ended June 30, 2021 as an asset acquisition. We incurred and capitalized the base acquisition fee and direct acquisition related expenses of $94,000. The following table summarizes the purchase price of the assets acquired at the time of acquisition based on their relative fair values:

2021 Acquisition
Building and improvements	$2,429,000
Land	327,000
In-place lease	288,000
Total assets acquired	$3,044,000
On April 1, 2021, we disposed of two senior housing facilities located in Fairfield and Sacramento, California for a contract sales price of $6,800,000. Such facilities were part of our existing Northern California Senior Housing Portfolio and were included within our senior housing – RIDEA reporting segment. We recognized a total net loss on such disposition of $199,000. Our advisor agreed to waive the $136,000 disposition fee and any expense reimbursements for such disposition that may otherwise have been due to our advisor pursuant to the Advisory Agreement. Our advisor did not receive any additional securities, shares of our stock or any other form of consideration or any repayment as a result of the waiver of such disposition fee and expense reimbursements.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
4. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Amortized intangible assets:
In-place leases, net of accumulated amortization of $28,793,000 and $32,134,000 as of June 30, 2021 and December 31, 2020, respectively (with a weighted average remaining life of 8.9 years and 8.8 years as of June 30, 2021 and December 31, 2020, respectively)	$54,515,000	$61,166,000
Above-market leases, net of accumulated amortization of $1,156,000 and $1,009,000 as of June 30, 2021 and December 31, 2020, respectively (with a weighted average remaining life of 8.7 years and 9.1 years as of June 30, 2021 and December 31, 2020, respectively)	2,388,000	2,587,000
Unamortized intangible assets:
Certificates of need	348,000	348,000
Total	$57,251,000	$64,101,000
Amortization expense on identified intangible assets for the three months ended June 30, 2021 and 2020 was $2,654,000 and $4,877,000, respectively, which included $98,000 and $110,000, respectively, of amortization recorded as a decrease to real estate revenue for above-market leases in our accompanying condensed consolidated statements of operations. Amortization expense on identified intangible assets for the six months ended June 30, 2021 and 2020 was $7,137,000 and $9,633,000, respectively, which included $199,000 and $220,000, respectively, of amortization recorded as a decrease to real estate revenue for above-market leases in our accompanying condensed consolidated statements of operations.
The aggregate weighted average remaining life of the identified intangible assets was 8.9 years and 8.8 years as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, estimated amortization expense on the identified intangible assets for the six months ending December 31, 2021 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2021	$4,896,000
2022	8,647,000
2023	7,390,000
2024	6,195,000
2025	5,017,000
Thereafter	24,758,000
Total	$56,903,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
5. Other Assets, Net
Other assets, net consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Investment in unconsolidated entity	$45,556,000	$46,653,000
Deferred rent receivables	14,499,000	12,395,000
Prepaid expenses, deposits and other assets	3,562,000	9,028,000
Lease commissions, net of accumulated amortization of $585,000 and $426,000 as of June 30, 2021 and December 31, 2020, respectively	3,310,000	2,399,000
Deferred financing costs, net of accumulated amortization of $4,338,000 and $3,397,000 as of June 30, 2021 and December 31, 2020, respectively(1)	783,000	1,724,000
Total	$67,710,000	$72,199,000
___________
(1)Deferred financing costs only include costs related to our line of credit and term loans. Amortization expense on deferred financing costs of our line of credit and term loans for the three months ended June 30, 2021 and 2020 was $471,000 and $470,000, respectively, and for the six months ended June 30, 2021 and 2020 was $941,000 and $939,000, respectively, which is recorded to interest expense in our accompanying condensed consolidated statements of operations. See Note 7, Line of Credit and Term Loans, for a further discussion.
Investment in unconsolidated entity represents our interest in Trilogy REIT Holdings, LLC, or Trilogy, pursuant to an amended joint venture agreement with an indirect, wholly-owned subsidiary of NorthStar Healthcare Income, Inc. and a wholly-owned subsidiary of GAHR III operating partnership. Trilogy owns a portfolio of integrated senior health campuses and ancillary businesses. As of June 30, 2021 and December 31, 2020, we owned a 6.0% interest in such joint venture and the unamortized basis difference of our investment in Trilogy of $16,562,000 and $16,791,000, respectively, is primarily attributable to the difference between the amount for which we purchased our interest in such joint venture, including transaction costs, and the historical carrying value of the net assets of such joint venture. This difference is being amortized over the remaining useful life of the related assets and included in income or loss from unconsolidated entity in our accompanying condensed consolidated statements of operations.
The following is summarized financial information of Trilogy:

	June 30, 2021	December 31, 2020
Balance Sheet Data:
Total assets	$1,862,179,000	$1,882,584,000
Total liabilities	$1,325,497,000	$1,329,832,000

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Statements of Operations Data:
Revenues	$255,815,000	$232,831,000	$489,042,000	$500,626,000
Grant income	898,000	29,990,000	9,127,000	29,990,000
Expenses	258,065,000	242,311,000	513,159,000	503,748,000
Net (loss) income	$(1,352,000)	$20,510,000	$(14,990,000)	$26,868,000

Proportional net (loss) income	$(79,000)	$1,188,000	$(869,000)	$1,557,000
Amortization of basis difference	(114,000)	(114,000)	(228,000)	(228,000)
(Loss) income from unconsolidated entity	$(193,000)	$1,074,000	$(1,097,000)	$1,329,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
6. Mortgage Loans Payable, Net
As of June 30, 2021 and December 31, 2020, mortgage loans payable were $18,474,000 ($17,572,000, net of discount/premium and deferred financing costs) and $18,766,000 ($17,827,000, net of discount/premium and deferred financing costs), respectively. As of June 30, 2021, we had three fixed-rate mortgage loans with interest rates ranging from 3.67% to 5.25% per annum, maturity dates ranging from April 1, 2025 to February 1, 2051 and a weighted average effective interest rate of 3.92%. As of December 31, 2020, we had three fixed-rate mortgage loans with interest rates ranging from 3.67% to 5.25% per annum, maturity dates ranging from April 1, 2025 to February 1, 2051 and a weighted average effective interest rate of 3.93%.
In January 2020, we paid off a mortgage loan payable with a principal balance of $7,738,000, which had an original maturity date of April 1, 2020. We did not incur any prepayment penalties or fees in connection with such payoff. The following table reflects the changes in the carrying amount of mortgage loans payable, net for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Beginning balance	$17,827,000	$26,070,000
Additions:
Amortization of deferred financing costs	13,000	26,000
Amortization of discount/premium on mortgage loans payable	25,000	25,000
Deductions:
Scheduled principal payments on mortgage loans payable	(293,000)	(8,017,000)
Ending balance	$17,572,000	$18,104,000
As of June 30, 2021, the principal payments due on our mortgage loans payable for the six months ending December 31, 2021 and for each of the next four years ending December 31 and thereafter were as follows:

Year	Amount
2021	$315,000
2022	651,000
2023	680,000
2024	711,000
2025	5,878,000
Thereafter	10,239,000
Total	$18,474,000
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of both June 30, 2021 and December 31, 2020, our aggregate borrowing capacity under the 2018 Credit Facility was $530,000,000. As of June 30, 2021 and December 31, 2020, borrowings outstanding totaled $482,900,000 and $476,900,000, respectively, and the weighted average interest rate on such borrowings outstanding was 2.25% and 2.12%, respectively, per annum.
8. Derivative Financial Instruments
We use derivative financial instruments to manage interest rate risk associated with our variable-rate term loans and we record such derivative financial instruments in our accompanying condensed consolidated balance sheets as either an asset or a liability measured at fair value. The following table lists the derivative financial instruments held by us as of June 30, 2021 and December 31, 2020, which are included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets:

					Fair Value
Instrument	Notional Amount	Index	Interest Rate	Maturity Date	June 30, 2021	December 31, 2020
Swap	$139,500,000	one month LIBOR	2.49%	11/19/21	$(1,295,000)	$(2,915,000)
Swap	58,800,000	one month LIBOR	2.49%	11/19/21	(546,000)	(1,229,000)
Swap	45,000,000	one month LIBOR	0.20%	11/19/21	(16,000)	(27,000)
Swap	36,700,000	one month LIBOR	2.49%	11/19/21	(340,000)	(766,000)
Swap	15,000,000	one month LIBOR	2.53%	11/19/21	(141,000)	(318,000)
	$295,000,000				$(2,338,000)	$(5,255,000)
As of both June 30, 2021 and December 31, 2020, none of our derivative financial instruments were designated as hedges. For the three months ended June 30, 2021 and 2020, we recorded $1,462,000 and $853,000, respectively, and for the six months ended June 30, 2021 and 2020, we recorded $2,917,000 and $(3,752,000), respectively, as a decrease (increase) to interest expense in our accompanying condensed consolidated statements of operations related to the change in the fair value of our derivative financial instruments.
See Note 14, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments.
9. Identified Intangible Liabilities, Net
As of June 30, 2021 and December 31, 2020, identified intangible liabilities, net consisted of below-market leases of $1,174,000 and $1,295,000, respectively, net of accumulated amortization of $730,000 and $608,000, respectively. Amortization expense on below-market leases for the three months ended June 30, 2021 and 2020 was $61,000 and $69,000, respectively, and for the six months ended June 30, 2021 and 2020 was $122,000 and $161,000, respectively, which was recorded as an increase to real estate revenue in our accompanying condensed consolidated statements of operations.
The weighted average remaining life of below-market leases was 11.9 years and 11.6 years as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, estimated amortization expense on below-market leases for the six months ending December 31, 2021 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2021	$115,000
2022	217,000
2023	207,000
2024	161,000
2025	123,000
Thereafter	351,000
Total	$1,174,000

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
11. Redeemable Noncontrolling Interests
As of both June 30, 2021 and December 31, 2020, our advisor owned all of the 208 limited partnership units outstanding in our operating partnership. As of both June 30, 2021 and December 31, 2020, we owned greater than a 99.99% general partnership interest in our operating partnership, and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. Our advisor is entitled to special redemption rights of its limited partnership units. The noncontrolling interest of our advisor in our operating partnership, which has redemption features outside of our control, is accounted for as a redeemable noncontrolling interest and is presented outside of permanent equity in our accompanying condensed consolidated balance sheets.
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
We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions; or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Beginning balance	$2,618,000	$1,462,000
Additions	126,000	1,118,000
Distributions	(7,000)	(72,000)
Adjustment to redemption value	75,000	322,000
Net loss attributable to redeemable noncontrolling interests	(219,000)	(205,000)
Ending balance	$2,593,000	$2,625,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
12. Equity
Preferred Stock
Pursuant to our Third Articles of Amendment and Restatement, as supplemented, or our charter, we are authorized to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of both June 30, 2021 and December 31, 2020, no shares of our preferred stock were issued and outstanding.
Common Stock
Our charter authorizes us to issue 1,000,000,000 shares of our common stock, par value $0.01 per share, whereby 900,000,000 shares are classified as Class T common stock and 100,000,000 shares are classified as Class I common stock. Each share of our common stock, regardless of class, will be entitled to one vote per share on matters presented to the common stockholders for approval; provided, however, that stockholders of one share class shall have exclusive voting rights on any amendment to our charter that would alter only the contract rights of that share class, and no stockholders of another share class shall be entitled to vote thereon. As of both June 30, 2021 and December 31, 2020, our advisor owned 20,833 shares of our Class T common stock. On February 15, 2019, we terminated our initial offering and we continued to offer shares of our common stock pursuant to the 2019 DRIP Offering. See the “Distribution Reinvestment Plan” section below for a further discussion.
Through June 30, 2021, we had issued 75,639,681 aggregate shares of our Class T and Class I common stock in connection with the primary portion of our initial offering and 8,177,085 aggregate shares of our Class T and Class I common stock pursuant to our DRIP Offerings. We also granted an aggregate of 105,000 shares of our restricted Class T common stock to our independent directors and repurchased 2,211,338 shares of our common stock under our share repurchase plan through June 30, 2021. As of June 30, 2021 and December 31, 2020, we had 81,731,261 and 81,339,337 aggregate shares of our Class T and Class I common stock, respectively, issued and outstanding.
Distribution Reinvestment Plan
We had registered and reserved $150,000,000 in shares of our common stock for sale pursuant to the DRIP in our initial offering. The DRIP allowed stockholders to purchase additional Class T shares and Class I shares of our common stock through the reinvestment of distributions during our initial offering. Pursuant to the DRIP, distributions with respect to Class T shares were reinvested in Class T shares and distributions with respect to Class I shares were reinvested in Class I shares. On February 15, 2019, we terminated our initial offering and continued to offer up to $100,000,000 in shares of our common stock pursuant to the 2019 DRIP Offering. In connection with our special committee’s strategic alternative review process and in order to facilitate a strategic transaction, on March 18, 2021, our board authorized the suspension of the DRIP, effective as of April 1, 2021, unless and until our board reinstates the DRIP. As a consequence of the suspension of the DRIP, beginning with the April 2021 distributions, which were paid in May 2021, there were no further issuances of shares pursuant to the DRIP, and stockholders who are participants in the DRIP received or will receive cash distributions instead.
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
For the three months ended June 30, 2021 and 2020, $1,393,000 and $4,997,000, respectively, in distributions were reinvested, and 151,142 and 523,736 shares of our common stock, respectively, were issued pursuant to our DRIP Offerings. For the six months ended June 30, 2021 and 2020, $5,499,000 and $11,434,000, respectively, in distributions were reinvested, and 581,491 and 1,198,492 shares of our common stock, respectively, were issued pursuant to our DRIP Offerings. As of June 30, 2021 and December 31, 2020, a total of $77,991,000 and $72,492,000, respectively, in distributions were cumulatively reinvested that resulted in 8,177,085 and 7,595,594 shares of our common stock, respectively, being issued pursuant to our DRIP Offerings.

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
During our initial offering and with respect to shares repurchased for the quarter ended March 31, 2019, the repurchase amount for shares repurchased under our share repurchase plan was equal to the lesser of (i) the amount per share that a stockholder paid for their shares of our common stock, or (ii) the per share offering price in our initial offering. Commencing with shares repurchased for the quarter ended June 30, 2019, and through the suspension of the share repurchase plan as described above, the repurchase amount for shares repurchased under our share repurchase plan was the lesser of (i) the amount per share the stockholder paid for their shares of our common stock, or (ii) the most recent estimated value of one share of the applicable class of common stock as determined by our board. However, if shares of our common stock were repurchased in connection with a stockholder’s death or qualifying disability, the repurchase price was no less than 100% of the price paid to acquire the shares of our common stock from us.
For the three months ended June 30, 2021 and 2020, we repurchased 117,228 and 506,560 shares of our common stock, respectively, for an aggregate of $1,160,000 and $4,643,000, respectively, at an average repurchase price of $9.89 and $9.17 per share, respectively. For the six months ended June 30, 2021 and 2020, we repurchased 189,567 and 506,560 shares of our common stock, respectively, for an aggregate of $1,874,000 and $4,643,000, respectively, at an average repurchase price of $9.88 and $9.17 per share, respectively. As of June 30, 2021 and December 31, 2020, we cumulatively repurchased 2,211,338 and 2,021,771 shares of our common stock, respectively, for an aggregate of $20,744,000 and $18,870,000, respectively, at an average repurchase price of $9.38 and $9.33 per share, respectively. All shares were repurchased using the cumulative proceeds we received from the sale of shares of our common stock pursuant to our DRIP Offerings.
Noncontrolling Interest
In connection with our acquisition of Louisiana Senior Housing Portfolio on January 3, 2020, as of both June 30, 2021 and December 31, 2020, we owned an approximate 90.0% interest in our consolidated joint venture that owns such properties. As such, 10.0% of the net earnings of the joint venture were allocated to noncontrolling interests in our accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2021 and for the period from January 3, 2020 through June 30, 2020, and the carrying amount of such noncontrolling interest is presented in total equity in our accompanying condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020.
13. Related Party Transactions
Fees and Expenses Paid to Affiliates
All of our executive officers and one of our non-independent directors are also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings; however, we are not affiliated with Griffin Capital, our dealer manager, Digital Bridge or Mr. Flaherty. We entered into the Advisory Agreement, as amended, which entitles our

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. Our board, including a majority of our independent directors, has reviewed the material transactions between our affiliates and us during the six months ended June 30, 2021. We believe that we have executed all of the transactions set forth below on terms that are fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties.
Fees and expenses to our affiliates incurred for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Asset management fees(1)	$2,451,000	$2,435,000	$4,905,000	$4,846,000
Lease fees(2)	380,000	86,000	421,000	137,000
Property management fees(3)	376,000	375,000	741,000	724,000
Construction management fees(4)	39,000	41,000	62,000	64,000
Operating expenses(5)	34,000	42,000	79,000	85,000
Development fees(6)	31,000	2,000	55,000	2,000
Base acquisition fees and reimbursement of acquisition expenses(7)	1,000	34,000	182,000	1,441,000
Total	$3,312,000	$3,015,000	$6,445,000	$7,299,000
__________
(1)Asset management fees are included in general and administrative in our accompanying condensed consolidated statements of operations.
(2)Lease fees are capitalized as costs of entering into new leases and included in other assets, net in our accompanying condensed consolidated balance sheets, and amortized over the term of the lease.
(3)Property management fees are included in rental expenses or general and administrative expenses in our accompanying condensed consolidated statements of operations, depending on the property type from which the fee was incurred.
(4)Construction management fees are capitalized as part of the associated asset and included in real estate investments, net in our accompanying condensed consolidated balance sheets.
(5)We reimburse our advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations. For the 12 months ended June 30, 2021 and 2020, our operating expenses did not exceed such limitations. Operating expenses are generally included in general and administrative in our accompanying condensed consolidated statements of operations.
(6)Development fees are expensed as incurred and included in business acquisition expenses in our accompanying condensed consolidated statements of operations.
(7)Such amounts are capitalized as part of the associated asset and included in real estate investments, net in our accompanying condensed consolidated balance sheets or are expensed as incurred and included in business acquisition expenses in our accompanying condensed consolidated statements of operations, as applicable.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of June 30, 2021 and December 31, 2020:

Fee	June 30, 2021	December 31, 2020
Asset management fees	$816,000	$814,000
Property management fees	123,000	117,000
Construction management fees	58,000	33,000
Lease commissions	13,000	8,000
Development fees	11,000	64,000
Operating expenses	8,000	10,000
Total	$1,029,000	$1,046,000
14. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2021, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivative financial instruments	$—	$2,338,000	$—	$2,338,000
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
There were no transfers into or out of fair value measurement levels during the six months ended June 30, 2021 and 2020.
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
Although we have determined that the majority of the inputs used to value our derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs,

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of June 30, 2021, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The fair values of our mortgage loans payable and the 2018 Credit Facility are estimated using discounted cash flow analyses using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that our mortgage loans payable and the 2018 Credit Facility are classified in Level 2 within the fair value hierarchy as reliance is placed on inputs other than quoted prices that are observable, such as interest rates and yield curves. The carrying amounts and estimated fair values of such financial instruments as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021		December 31, 2020
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Financial Liabilities:
Mortgage loans payable	$17,572,000	$20,970,000	$17,827,000	$22,052,000
Line of credit and term loans	$482,117,000	$482,931,000	$475,176,000	$477,651,000
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
The components of income tax benefit or expense for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Federal deferred	$(679,000)	$(1,000,000)	$(1,803,000)	$(1,271,000)
State deferred	(193,000)	(301,000)	(559,000)	(394,000)
Federal current	—	37,000	—	37,000
State current	—	2,000	—	2,000
Valuation allowance	872,000	1,301,000	2,362,000	1,665,000
Total income tax expense	$—	$39,000	$—	$39,000
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
We recognize the financial statement effects of an uncertain tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of both June 30, 2021 and December 31, 2020, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of both June 30, 2021 and December 31, 2020, our valuation allowance fully reserves the net deferred tax asset due to inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.
16. Leases
Lessor
We have operating leases with tenants that expire at various dates through 2040. For the three months ended June 30, 2021 and 2020, we recognized $21,988,000 and $21,842,000 of real estate revenue, respectively, related to operating lease payments, of which $4,860,000 and $4,814,000, respectively, was for variable lease payments. For the six months ended June 30, 2021 and 2020, we recognized $43,934,000 and $43,305,000 of real estate revenue, respectively, related to operating lease payments, of which $9,804,000 and $9,269,000, respectively, was for variable lease payments. As of June 30, 2021, the following table sets forth the undiscounted cash flows for future minimum base rents due under operating leases for the six months ending December 31, 2021 and for each of the next four years ending December 31 and thereafter for the properties that we wholly own:

Year	Amount
2021	$32,752,000
2022	62,663,000
2023	58,696,000
2024	53,151,000
2025	47,761,000
Thereafter	278,887,000
Total	$533,910,000
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
For the three months ended June 30, 2021 and 2020, operating lease costs were $210,000 and $228,000, respectively, and for the six months ended June 30, 2021 and 2020, operating lease costs were $418,000 and $437,000, respectively, which are included in rental expenses in our accompanying condensed consolidated statements of operations. Such costs also include variable lease costs, which are immaterial. Additional information related to our operating leases for the periods presented below was as follows:

	June 30, 2021	December 31, 2020
Weighted average remaining lease term (in years)	79.0	79.5
Weighted average discount rate	5.74%	5.74%
As of June 30, 2021, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the six months ending December 31, 2021 and for each of the next four years ending December 31 and thereafter, as well as the reconciliation of those cash flows to operating lease liabilities on our accompanying condensed consolidated balance sheet:

Year	Amount
2021	$306,000
2022	526,000
2023	530,000
2024	534,000
2025	538,000
Thereafter	46,565,000
Total undiscounted operating lease payments	48,999,000
Less: interest	39,028,000
Present value of operating lease liabilities	$9,971,000
17. Segment Reporting
As of June 30, 2021, we evaluated our business and made resource allocations based on four reportable business segments — medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities. Our medical office buildings are typically leased to multiple tenants under separate leases, thus requiring active management and responsibility for many of the associated operating expenses (much of which are, or can effectively be, passed through to the tenants). Our senior housing and skilled nursing facilities are primarily single-tenant properties for which we lease the facilities to unaffiliated tenants under triple-net and generally master leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Our senior housing — RIDEA properties include senior housing facilities that are owned and operated utilizing a RIDEA structure.
While we believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement, we evaluate our segments’ performance based upon segment net operating income, or NOI. We define segment NOI as total revenues, less rental expenses and property operating expenses, which excludes depreciation and amortization, general and administrative expenses, business acquisition expenses, interest expense, gain or loss on disposition of real estate investments, income or loss from unconsolidated entity, other income and income tax expense for each segment. We believe that segment NOI serves as an appropriate supplemental performance measure to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis.
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

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Summary information for the reportable segments during the three and six months ended June 30, 2021 and 2020 was as follows:

	Medical Office Buildings	Senior Housing — RIDEA	Skilled Nursing Facilities	Senior Housing	Three Months Ended June 30, 2021
Revenues:
Real estate revenue	$16,805,000	$—	$2,991,000	$2,192,000	$21,988,000
Resident fees and services	—	15,194,000	—	—	15,194,000
Total revenues	16,805,000	15,194,000	2,991,000	2,192,000	37,182,000
Expenses:
Rental expenses	5,726,000	—	180,000	223,000	6,129,000
Property operating expenses	—	14,445,000	—	—	14,445,000
Segment net operating income	$11,079,000	$749,000	$2,811,000	$1,969,000	$16,608,000
Expenses:
General and administrative					$3,659,000
Business acquisition expenses					2,438,000
Depreciation and amortization					10,597,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)					(4,869,000)
Gain in fair value of derivative financial instruments					1,462,000
Loss on disposition of real estate investments					(199,000)
Loss from unconsolidated entity					(193,000)
Other income					9,000
Total net other expense					(3,790,000)
Net loss					$(3,876,000)

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Medical Office Buildings	Senior Housing — RIDEA	Skilled Nursing Facilities	Senior Housing	Three Months Ended June 30, 2020
Revenues:
Real estate revenue	$16,575,000	$—	$2,993,000	$2,274,000	$21,842,000
Resident fees and services	—	16,834,000	—	—	16,834,000
Total revenues	16,575,000	16,834,000	2,993,000	2,274,000	38,676,000
Expenses:
Rental expenses	5,619,000	—	182,000	195,000	5,996,000
Property operating expenses	—	14,442,000	—	—	14,442,000
Segment net operating income	$10,956,000	$2,392,000	$2,811,000	$2,079,000	$18,238,000
Expenses:
General and administrative					$3,840,000
Business acquisition expenses					8,000
Depreciation and amortization					12,720,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)					(4,974,000)
Gain in fair value of derivative financial instruments					853,000
Income from unconsolidated entity					1,074,000
Other income					261,000
Total net other expense					(2,786,000)
Loss before income taxes					(1,116,000)
Income tax expense					(39,000)
Net loss					$(1,155,000)

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Medical Office Buildings	Senior Housing — RIDEA	Skilled Nursing Facilities	Senior Housing	Six Months Ended June 30, 2021
Revenues:
Real estate revenue	$33,557,000	$—	$5,991,000	$4,386,000	$43,934,000
Resident fees and services	—	31,089,000	—	—	31,089,000
Total revenues	33,557,000	31,089,000	5,991,000	4,386,000	75,023,000
Expenses:
Rental expenses	11,431,000	—	325,000	397,000	12,153,000
Property operating expenses	—	29,639,000	—	—	29,639,000
Segment net operating income	$22,126,000	$1,450,000	$5,666,000	$3,989,000	$33,231,000
Expenses:
General and administrative					$7,406,000
Business acquisition expenses					2,752,000
Depreciation and amortization					22,999,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)					(9,595,000)
Gain in fair value of derivative financial instruments					2,917,000
Loss on disposition of real estate investments					(199,000)
Loss from unconsolidated entity					(1,097,000)
Other income					16,000
Total net other expense					(7,958,000)
Net loss					$(7,884,000)

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Medical Office Buildings	Senior Housing — RIDEA	Skilled Nursing Facilities	Senior Housing	Six Months Ended June 30, 2020
Revenues:
Real estate revenue	$32,846,000	$—	$6,005,000	$4,454,000	$43,305,000
Resident fees and services	—	32,915,000	—	—	32,915,000
Total revenues	32,846,000	32,915,000	6,005,000	4,454,000	76,220,000
Expenses:
Rental expenses	11,009,000	—	334,000	475,000	11,818,000
Property operating expenses	—	27,459,000	—	—	27,459,000
Segment net operating income	$21,837,000	$5,456,000	$5,671,000	$3,979,000	$36,943,000
Expenses:
General and administrative					$8,288,000
Business acquisition expenses					17,000
Depreciation and amortization					25,250,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)					(10,284,000)
Loss in fair value of derivative financial instruments					(3,752,000)
Income from unconsolidated entity					1,329,000
Other income					270,000
Total net other expense					(12,437,000)
Loss before income taxes					(9,049,000)
Income tax expense					(39,000)
Net loss					$(9,088,000)
Assets by reportable segment as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
Medical office buildings	$577,845,000	$583,131,000
Senior housing — RIDEA	232,223,000	238,910,000
Skilled nursing facilities	117,801,000	119,247,000
Senior housing	98,505,000	100,370,000
Other	49,407,000	51,115,000
Total assets	$1,075,781,000	$1,092,773,000

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
18. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, accounts and other receivables and restricted cash. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of June 30, 2021 and December 31, 2020, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. In general, we perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of June 30, 2021, two states in the United States accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized NOI. Our properties located in Missouri and Michigan accounted for approximately 12.2% and 10.4%, respectively, of our total property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
Based on leases in effect as of June 30, 2021, our four reportable business segments, medical office buildings, skilled nursing facilities, senior housing and senior housing — RIDEA, accounted for 67.2%, 14.6%, 10.4% and 7.8%, respectively, of our total property portfolio’s annualized base rent or annualized NOI.
As of June 30, 2021, we had one tenant that accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized NOI, as follows:

Tenant	Annualized Base Rent/ NOI(1)	Percentage of Annualized Base Rent/NOI	Real Estate Investment	Reportable Segment	GLA (Sq Ft)	Lease Expiration Date
RC Tier Properties, LLC	$7,937,000	11.1%	Missouri SNF Portfolio	Skilled Nursing	385,000	09/30/33
___________
(1)Amount is based on contractual base rent from leases in effect as of June 30, 2021 for our non–RIDEA properties and annualized NOI for our senior housing — RIDEA facilities. The loss of this tenant or its inability to pay rent could have a material adverse effect on our business and results of operations.
19. Per Share Data
Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $5,000 and $4,000, respectively, for the three months ended June 30, 2021 and 2020 and $9,000 and $11,000, respectively, for the six months ended June 30, 2021 and 2020. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock. As of June 30, 2021 and 2020, there were 39,000 and 42,000 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of both June 30, 2021 and 2020, there were 208 redeemable limited partnership units of our operating partnership outstanding, but such units were excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.
20. Subsequent Events
Registration Statement on Form S-4
In connection with the Merger, on July 16, 2021, we filed with the SEC a registration statement on Form S-4 (File No. 333-257974), or the Form S-4, that contains a joint proxy statement/prospectus for purposes of the Securities Act of 1933, as amended, with respect to the approval of the Merger and other ancillary agreements in connection therewith by our stockholders and the GAHR III stockholders, as well as the issuance of up to 179,658,356 shares of our Class I common stock to GAHR III stockholders in exchange for shares of GAHR III common stock pursuant to the Merger Agreement. The Form S-4 was declared effective by the SEC on July 30, 2021.

GRIFFIN-AMERICAN HEALTHCARE REIT IV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Distributions Declared
Our board authorized a daily distribution to our Class T and Class I stockholders of record as of the close of business on each day of the period commencing on July 1, 2021 and ending on August 31, 2021. The daily distributions will be calculated based on 365 days in the calendar year and will be equal to $0.001095890 per share of our common stock, which is equal to an annualized distribution of $0.40 per share. The distributions will be aggregated and paid in cash on a monthly basis, in August and September 2021, only from legally available funds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT IV, Inc. and its subsidiaries, including Griffin-American Healthcare REIT IV Holdings, LP, except where otherwise noted. Capitalized terms related to a proposed merger with Griffin-American Healthcare REIT III, Inc., or GAHR III, are defined and further discussed below in the “Factors Which May Influence Results of Operations — Proposed Merger with GAHR III” section.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2020 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 26, 2021. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of June 30, 2021 and December 31, 2020, together with our results of operations for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking. Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “opinion,” “predict,” “potential,” “seek” and any other comparable and derivative terms or the negatives thereof. Our ability to predict results or the actual effect of future plans and strategies is inherently uncertain. Factors which could have a material adverse effect on our operations on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; the effects of the coronavirus, or COVID-19, pandemic, including its effects on the healthcare industry, senior housing and skilled nursing facilities and the economy in general; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates; the risk that the Merger will not be consummated within the expected time period or at all; the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; the inability of GAHR III or us to obtain the approval of the Merger from its or our stockholders or the failure to satisfy the other conditions to completion of the Merger; GAHR III’s inability to consummate the AHI Acquisition, as defined in the “Factors Which May Influence Results of Operations — Proposed Merger with GAHR III” section below; risks related to disruption of management’s attention from the ongoing business operations due to the Merger; uncertainty from the expected discontinuance of the London Inter-bank Offered Rate, or LIBOR, and the transition to any other interest rate benchmark; competition in the real estate industry; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the success of our investment strategy; the availability of financing; and our ongoing relationship with American Healthcare Investors, LLC, or American Healthcare Investors, and Griffin Capital Company, LLC, or Griffin Capital, or collectively, our co-sponsors, and their affiliates. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date on which such statements are made, and undue reliance should not be placed on such statements. We undertake no obligation to update any such statements that may become untrue because of subsequent events. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.
Overview and Background
Griffin-American Healthcare REIT IV, Inc., a Maryland corporation, invests in a diversified portfolio of healthcare real estate properties, focusing primarily on medical office buildings, skilled nursing facilities and senior housing facilities that produce current income. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). We qualified to be taxed as a REIT under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2016, and we intend to continue to qualify to be taxed as a REIT.
We raised $754,118,000 through a best efforts initial public offering, or our initial offering, that commenced on February 16, 2016, and issued 75,639,681 aggregate shares of our Class T and Class I common stock. In addition, during our initial offering, we issued 3,253,535 aggregate shares of our Class T and Class I common stock pursuant to our distribution reinvestment plan, as amended, or the DRIP, for a total of $31,021,000 in distributions reinvested. Following the termination of our initial offering on February 15, 2019, we continued issuing shares of our common stock pursuant to the DRIP through a subsequent offering, or the 2019 DRIP Offering, which commenced on March 1, 2019. On March 18, 2021, in connection with our special committee’s strategic alternative review process, our board of directors, or our board, authorized the suspension of the DRIP, effective as of April 1, 2021. As of June 30, 2021, a total of $46,970,000 in distributions were reinvested that resulted in 4,923,550 shares of our common stock being issued pursuant to the 2019 DRIP Offering. We collectively refer to the

DRIP portion of our initial offering and the 2019 DRIP Offering as our DRIP Offerings.
We conduct substantially all of our operations through Griffin-American Healthcare REIT IV Holdings, LP, or our operating partnership. We are externally advised by Griffin-American Healthcare REIT IV Advisor, LLC, or our advisor, pursuant to an advisory agreement, as amended, or the Advisory Agreement, between us, our operating partnership and our advisor. The Advisory Agreement was effective as of February 16, 2016 and had a one-year initial term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 11, 2021 and expires on February 16, 2022. Our advisor uses its best efforts, subject to the oversight and review of our board, to, among other things, provide asset management, property management, acquisition, disposition and other advisory services on our behalf consistent with our investment policies and objectives. Our advisor performs its duties and responsibilities under the Advisory Agreement as our fiduciary. Our advisor is 75.0% owned and managed by wholly owned subsidiaries of American Healthcare Investors and 25.0% owned by a wholly owned subsidiary of Griffin Capital. American Healthcare Investors is 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Digital Bridge Group, Inc. (NYSE: DBRG) (formerly known as Colony Capital, Inc.), or Digital Bridge, and 7.8% owned by James F. Flaherty III, a former partner of Colony Capital, Inc. We are not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or our dealer manager, Digital Bridge or Mr. Flaherty; however, we are affiliated with our advisor, American Healthcare Investors and AHI Group Holdings.
We currently operate through four reportable business segments: medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities. As of June 30, 2021, we owned 87 properties, comprising 92 buildings, or approximately 4,799,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $1,080,381,000. As of June 30, 2021, we also owned a 6.0% interest in a joint venture which owns a portfolio of integrated senior health campuses and ancillary businesses.
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
Acquisition and Disposition in 2021
For a discussion of our acquisition and disposition in 2021, See Note 3, Real Estate Investments, Net, to our accompanying condensed consolidated financial statements.

Factors Which May Influence Results of Operations
Other than a proposed merger with GAHR III and the effects of the COVID-19 pandemic discussed below, as well as other national economic conditions affecting real estate generally, we are not aware of any material trends or uncertainties that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, disposition, management and operation of our properties. In addition, see Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q and those Risk Factors previously disclosed in our 2020 Annual Report on Form 10-K, as filed with the SEC on March 26, 2021.
Proposed Merger with GAHR III
In October 2020, our board established a special committee of our board, or our special committee, which consists of all of our independent directors, to investigate and analyze strategic alternatives, including but not limited to, the sale of our assets, a listing of our shares on a national securities exchange, or a merger with another entity, including a merger with another unlisted entity that we expect would enhance our value. On June 23, 2021, we, our operating partnership, our wholly owned subsidiary, Continental Merger Sub, LLC, or merger sub, and GAHR III, and its subsidiary Griffin-American Healthcare REIT III Holdings, LP, or GAHR III operating partnership, entered into an Agreement and Plan of Merger, or the Merger Agreement. Subject to the terms and conditions of the Merger Agreement, (i) GAHR III will be merged with and into merger sub, with merger sub being the surviving company, or the REIT Merger, and (ii) our operating partnership will be merged with and into GAHR III operating partnership, with GAHR III operating partnership being the surviving partnership and being renamed “American Healthcare REIT Holdings, LP”, or the Partnership Merger, and, together with the REIT Merger, the Merger.
At the effective time of the REIT Merger, each issued and outstanding share of GAHR III’s common stock, $0.01 par value per share, will be converted into the right to receive 0.9266 of a share of our Class I common stock, $0.01 par value per share. Further, at the effective time of the Partnership Merger, (i) each unit of limited partnership interest in GAHR III operating partnership outstanding as of immediately prior to the effective time of the Partnership Merger will be converted automatically into the right to receive 0.9266 of a Partnership Class I Unit, as defined in the agreement of limited partnership of the surviving partnership and (ii) each unit of limited partnership interest in our operating partnership outstanding as of immediately prior to the effective time of the Partnership Merger will be converted automatically into the right to receive one unit of limited partnership interest of the surviving partnership of like class.
Following the Merger, we (as combined with GAHR III, or the Combined Company) will be named “American Healthcare REIT, Inc.” The REIT Merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended, or the Code. Based on data as of June 30, 2021, the Combined Company after the completion of the Merger would have a healthcare real estate portfolio consisting of 312 buildings and campuses in 36 states (as well as the United Kingdom & Isle of Man). On a pro forma basis, the Combined Company portfolio would have a leased percentage rate as of June 30, 2021 of approximately 93.7% for its leased, non-RIDEA assets, 72.8% for its senior housing-RIDEA assets and 76.0% for its integrated senior health campuses.
The Merger Agreement may be terminated by either us or GAHR III under certain circumstances, including but not limited to (in each case, with the prior approval of the special committee of the respective board of directors) (i) if the REIT Merger has not been consummated on or before 11:59 p.m. New York time on March 23, 2022; (ii) if the approval of the Merger by our stockholders or the stockholders of GAHR III is not obtained; or (iii) upon a material uncured breach of the respective obligations, covenants or agreements by the other party that would cause the closing conditions in the Merger Agreement not to be satisfied. The consummation of the Merger and the AHI Acquisition is subject to substantial conditions to closing and is not expected to close until the fourth quarter of 2021; therefore, our accompanying condensed consolidated financial statements do not include the Merger or the AHI Acquisition.
If the Merger Agreement is terminated in connection with GAHR III’s acceptance of a Superior Proposal, as defined in the Merger Agreement, or due to GAHR III making a GAHR III Adverse Recommendation Change, as defined in the Merger Agreement, then GAHR III must pay us a termination fee of $50,654,000 and reimburse up to $4,000,000 of documented expenses incurred by us in connection with the Merger. If the Merger Agreement is terminated in connection with our acceptance of a Superior Proposal or due to us making a GAHR IV Adverse Recommendation Change, as defined in the Merger Agreement, then we must pay to GAHR III a termination fee of $23,028,000 and reimburse up to $4,000,000 of documented expenses incurred by GAHR III in connection with the Merger.
The parties to the Merger Agreement have agreed to certain limits on the conduct of their businesses between the signing of the Merger Agreement and the closing of the Merger. Generally, transactions that are not in the ordinary course of business require the consent of the other party.
Also on June 23, 2021, GAHR III, GAHR III operating partnership, our co-sponsors, Platform Healthcare Investor T-II, LLC, Flaherty Trust, Jeffrey T. Hanson, our Chief Executive Officer and Chairman of the Board of Directors, Danny Prosky, our President and Chief Operating Officer, and Mathieu B. Streiff, our Executive Vice President, General Counsel, entered into a contribution and exchange agreement, or the Contribution Agreement, pursuant to which, among other things, GAHR III has agreed to acquire a newly formed entity, or the AHI Acquisition, that will own substantially all of the business and operations of one of our co-sponsors, American Healthcare Investors, as well as all of the equity interests in (i) Griffin-American Healthcare REIT III Advisor, LLC, a subsidiary of American Healthcare Investors that serves as the external advisor of GAHR III, and (ii) our advisor, such that GAHR III will become self-managed and (if the Merger does not occur) we will become indirectly managed by GAHR III. The AHI Acquisition is expected to close immediately prior to the consummation of the Merger. Following the consummation of the Merger, assuming the AHI Acquisition is consummated, the Combined Company will be an entirely self-managed company. The Merger is not subject to the consummation of the AHI Acquisition, such that the Merger may occur even if the AHI Acquisition does not. The parties to the Contribution Agreement also may elect to proceed with the AHI Acquisition even if the Merger is not consummated.
In addition, on June 23, 2021, in connection with the Merger, we amended the Advisory Agreement with our advisor, such that our advisor agreed to waive any acquisition fee due in connection with the REIT Merger. Except as set forth in such amendment to the Advisory Agreement, the terms of the Advisory Agreement shall continue in full force and effect.
See our Current Report on Form 8-K filed with the SEC on June 24, 2021, for additional information regarding the Merger.
Ongoing Impact of the COVID-19 Pandemic
Due to the ongoing COVID-19 pandemic in the United States and globally, since March 2020, our residents, tenants, operating partners and managers have been materially impacted, and the prolonged economic impact remains uncertain. As the COVID-19 pandemic is still impacting the healthcare system to a degree, it continues to present challenges for us as an owner and operator of healthcare facilities. Since its outset, the impacts of the COVID-19 pandemic have been significant, rapidly and continuously evolving and may continue into the future, making it difficult to ascertain the long-term impact it will have on real estate markets in which we own and/or operate properties and our portfolio of investments. COVID-19 is particularly dangerous among the senior population and results in heightened risk to our senior housing and skilled nursing facilities, and we continue to work diligently to implement and maintain aggressive protocols at such facilities as well as actively collaborate with our tenants, operating partners and managers to respond and take action to mitigate the impact of the COVID-19 pandemic. We have evaluated the impacts of the COVID-19 pandemic on our business thus far and incorporated information concerning the impact of COVID-19 into our assessments of liquidity, impairment and collectability from tenants and residents as of June 30, 2021. We will continue to monitor such impacts and will adjust our estimates and assumptions based on the best available information.
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
The COVID-19 pandemic has resulted in a significant decline in the resident occupancies of our senior housing and skilled nursing facilities and an increase in COVID-19 related operating expenses; therefore, our immediate focus at such properties continues to be on resident occupancy recovery and operating expense management. In addition, since the fourth quarter of 2020, COVID-19 vaccines have become available to certain parts of the population, which we believe will be important to a rebound in our resident occupancy levels over time. As of August 1, 2021, based on information provided by our operators, the majority of our residents have been fully vaccinated.
The information in this Quarterly Report on Form 10-Q is based on data currently available to us and will likely change as the COVID-19 pandemic progresses. Despite improving macroeconomic conditions and the emergence of vaccines, surges in COVID-19 cases, including variants of the strain, such as those recently experienced in Europe and the U.S., may cause people to self-quarantine or governments to shut down nonessential businesses again. We continue to closely monitor COVID-19 developments and are continuously assessing the implications to our business, residents, tenants, operating partners, managers and our portfolio of investments. We believe that the government-imposed or self-imposed lockdowns and restrictions have created pent-up demand for doctors’ visits and move-ins into senior housing facilities; however, we cannot predict with reasonable certainty when such demand will return to pre-COVID-19 pandemic levels. The medical community understands

COVID-19 far better today than it did at the onset of the pandemic, and we are now equipped with greater therapeutics and other treatments to mitigate its impact. Likewise, we are optimistic about the favorable reports regarding the efficacy of vaccines. The COVID-19 pandemic has had, and may continue to have, an adverse effect on the operations of our business, and therefore, we are unable to predict the full extent or nature of the future impact to our financial condition and results of operations at this time. We expect the trends discussed above with respect to the impact of the COVID-19 pandemic to continue. Thus, the lasting impact of the COVID-19 pandemic over the next 12 months could be significant and will largely depend on future developments, including the duration of the crisis and the success of efforts to contain or treat COVID-19 and its variants, such as the widespread availability and use of effective vaccines, which cannot be predicted with confidence at this time. See the “Results of Operations” and “Liquidity and Capital Resources” sections below for a further discussion.
Scheduled Lease Expirations
Excluding our senior housing — RIDEA facilities, as of June 30, 2021, our properties were 95.7% leased and during the remainder of 2021, 2.0% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next 12 months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. As of June 30, 2021, our remaining weighted average lease term was 8.0 years, excluding our senior housing — RIDEA facilities.
For the three and six months ended June 30, 2021, our senior housing — RIDEA facilities were 70.3% and 69.0% leased, respectively. Substantially all of our leases with residents at such properties are for a term of one year or less.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2021 and 2020
Our operating results are primarily comprised of income derived from our portfolio of properties and expenses in connection with the acquisition and operation of such properties. In general, and under a normal operating environment without the disruption of the COVID-19 pandemic, we expect amounts related to our portfolio of operating properties to increase in the future due to fixed annual rent escalations on our portfolio of properties and based on a full year of operations for recently acquired properties.
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. As of June 30, 2021, we operated through four reportable business segments, with activities related to investing in medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities.
The COVID-19 pandemic has had a significant adverse impact on the operations of our real estate portfolio. Although we have experienced some delays in receiving rent payments from our tenants, as of June 30, 2021, we have collected 100% of contractual rent from our leased, non-RIDEA senior housing and skilled nursing facility tenants. Most of our skilled nursing facilities provide behavioral health services with resident occupancies that are less impacted by either the COVID-19 pandemic or restrictions on elective surgeries than traditional skilled nursing facilities. In addition, substantially all of the contractual rent through June 2021 from our medical office building tenants has been received. However, given the significant ongoing uncertainty of the impact of the COVID-19 pandemic over the next 12 months, we are unable to predict the impact it will have on such tenants’ continued ability to pay rent.

Except where otherwise noted, the changes in our condensed consolidated results of operations for 2021 as compared to 2020 are primarily due to the disruption to our normal operations as a result of the COVID-19 pandemic and costs incurred to facilitate a strategic transaction. In addition, there are changes in our operating results by reporting segment due to transitioning the operations of the five senior housing facilities within Northern California Senior Housing Portfolio to a RIDEA structure in March 2020. As of June 30, 2021 and 2020, we owned the following types of properties:

	June 30,
	2021			2020
	Number of Buildings	Aggregate Contract Purchase Price	Leased %	Number of Buildings	Aggregate Contract Purchase Price	Leased %
Medical office buildings	43	$608,072,000	93.2%	43	$605,122,000	92.5%
Senior housing — RIDEA	24	252,709,000	(1)	26	264,349,000	(1)
Senior housing	14	101,800,000	100%	14	101,800,000	100%
Skilled nursing facilities	11	117,800,000	100%	11	117,800,000	100%
Total/weighted average(2)	92	$1,080,381,000	95.7%	94	$1,089,071,000	95.5%
___________
(1)For the three months ended June 30, 2021 and 2020, the leased percentage for the resident units of our senior housing — RIDEA facilities was 70.3% and 77.4%, respectively, and for the six months ended June 30, 2021 and 2020, the leased percentage for the resident units of our senior housing — RIDEA facilities was 69.0% and 79.8%, respectively, based on daily average occupancy of licensed beds or units.
(2)Leased percentage excludes our senior housing — RIDEA facilities.
Revenues
Our primary sources of revenue include rent generated by our leased, non – RIDEA properties, and resident fees and services revenue from our RIDEA properties. The amount of revenue generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease available space at market rates. Revenues by reportable segment consisted of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Real Estate Revenue
Medical office buildings	$16,805,000	$16,575,000	$33,557,000	$32,846,000
Skilled nursing facilities	2,991,000	2,993,000	5,991,000	6,005,000
Senior housing	2,192,000	2,274,000	4,386,000	4,454,000
Total real estate revenue	21,988,000	21,842,000	43,934,000	43,305,000
Resident Fees and Services Revenue
Senior housing — RIDEA	15,194,000	16,834,000	31,089,000	32,915,000
Total resident fees and services	15,194,000	16,834,000	31,089,000	32,915,000
Total revenues	$37,182,000	$38,676,000	$75,023,000	$76,220,000
For the three months ended June 30, 2021 and 2020, real estate revenue was primarily comprised of base rent of $15,980,000 and $15,837,000, respectively, and expense recoveries of $4,826,000 and $4,700,000, respectively. For the six months ended June 30, 2021 and 2020, real estate revenue was primarily comprised of base rent of $32,061,000 and $31,697,000, respectively, and expense recoveries of $9,603,000 and $9,122,000, respectively. For the three and six months ended June 30, 2021 and 2020, resident fees and services revenue consisted of rental fees related to resident leases and extended health care fees.

Rental Expenses and Property Operating Expenses
Rental expenses and rental expenses as a percentage of real estate revenue, as well as property operating expenses and property operating expenses as a percentage of resident fees and services revenue, by reportable segment consisted of the following for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Rental Expenses
Medical office buildings	$5,726,000	34.1%	$5,619,000	33.9%	$11,431,000	34.1%	$11,009,000	33.5%
Senior housing	223,000	10.2%	195,000	8.6%	397,000	9.1%	475,000	10.7%
Skilled nursing facilities	180,000	6.0%	182,000	6.1%	325,000	5.4%	334,000	5.6%
Total rental expenses	$6,129,000	27.9%	$5,996,000	27.5%	$12,153,000	27.7%	$11,818,000	27.3%
Property Operating Expenses
Senior housing — RIDEA	$14,445,000	95.1%	$14,442,000	85.8%	$29,639,000	95.3%	$27,459,000	83.4%
Total property operating expenses	$14,445,000	95.1%	$14,442,000	85.8%	$29,639,000	95.3%	$27,459,000	83.4%
For the three months ended June 30, 2021 and 2020, property operating expenses primarily consisted of administration and benefits expense of $10,951,000 and $7,897,000, respectively, and for the six months ended June 30, 2021 and 2020, property operating expenses primarily consisted of administration and benefits expense of $22,399,000 and $15,049,000, respectively. The increase in property operating expenses for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, is primarily due to the transition of five senior housing facilities within Northern California Senior Housing Portfolio to a RIDEA structure in March 2020. Overall, property operating expenses have also significantly increased in the three and six months ended 2021, compared to the three and six months ended June 30, 2020, due to labor costs, the single largest expense line item for senior housing — RIDEA facilities, as well as the costs of COVID-19 testing of employees and residents in these facilities and the costs of personal protective equipment, or PPE, and other supplies required as a result of the COVID-19 pandemic. Senior housing — RIDEA facilities typically have a higher percentage of direct operating expenses to revenue than medical office buildings, skilled nursing facilities and leased, non – RIDEA senior housing facilities due to the nature of RIDEA facilities where we conduct day-to-day operations.
General and Administrative
General and administrative expenses consisted of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Asset management and property management oversight fees — affiliates	$2,536,000	$2,599,000	$5,076,000	$5,010,000
Professional and legal fees	555,000	570,000	1,155,000	2,098,000
Bank charges	179,000	189,000	359,000	318,000
Transfer agent services	120,000	115,000	244,000	249,000
Directors’ and officers’ liability insurance	89,000	64,000	165,000	129,000
Board of directors fees	61,000	74,000	130,000	142,000
Restricted stock compensation	41,000	55,000	84,000	98,000
Franchise taxes	38,000	76,000	110,000	116,000
Other	40,000	98,000	83,000	128,000
Total	$3,659,000	$3,840,000	$7,406,000	$8,288,000
The decrease in general and administrative expenses for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, is primarily due to a decrease in professional and legal fees from transitioning the operations of the five senior housing facilities within Northern California Senior Housing Portfolio to a RIDEA structure in March 2020.

Business Acquisition Expenses
For the three months ended June 30, 2021 and 2020, business acquisition expenses were $2,438,000 and $8,000, respectively, and for the six months ended June 30, 2021 and 2020, business acquisition expenses were $2,752,000 and $17,000, respectively. The increase in such expenses for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, was primarily due to $2,975,000 in third-party advisory costs and fees to our special committee related to the Merger. Such increase was partially offset by the recovery of costs of $400,000 during the six months ended June 30, 2021 that were incurred in prior periods in the pursuit of a portfolio of properties that did not result in an acquisition.
Depreciation and Amortization
For the three months ended June 30, 2021 and 2020, depreciation and amortization was $10,597,000 and $12,720,000, respectively, and consisted primarily of depreciation on our operating properties of $7,930,000 and $7,893,000, respectively, and amortization on our identified intangible assets of $2,556,000 and $4,767,000, respectively. For the six months ended June 30, 2021 and 2020, depreciation and amortization was $22,999,000 and $25,250,000, respectively, and consisted primarily of depreciation on our operating properties of $15,844,000 and $15,732,000, respectively, and amortization on our identified intangible assets of $6,938,000 and $9,413,000, respectively. Approximately $1,531,000 of the decrease in amortization expense on our identified intangible assets for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 is related to in-place leases recognized in January 2020 and totaling $8,974,000 that were fully amortized during the six months ended June 30, 2021.
Interest Expense
Interest expense, including gain or loss in fair value of derivative financial instruments, consisted of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest expense:
Line of credit and term loans and derivative financial instruments	$4,181,000	$4,290,000	$8,218,000	$8,908,000
Mortgage loans payable	198,000	195,000	398,000	386,000
Amortization of deferred financing costs:
Line of credit and term loans	471,000	470,000	941,000	939,000
Mortgage loans payable	6,000	6,000	13,000	26,000
(Gain) loss in fair value of derivative financial instruments	(1,462,000)	(853,000)	(2,917,000)	3,752,000
Amortization of debt discount/premium	13,000	13,000	25,000	25,000
Total	$3,407,000	$4,121,000	$6,678,000	$14,036,000
The decrease in interest expense for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, is primarily related to the increase of the gain in fair value recognized on our derivative financial instruments that we entered into in February 2019. The decrease in interest expense for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, is primarily related to a change to a gain in fair value recognized on our derivative financial instruments from a loss in fair value recognized on our derivative financial instruments, respectively, as such instruments approach maturity in November 2021 and a decline in interest rates on our line of credit and term loans. See Note 6, Mortgage Loans Payable, Net, Note 7, Line of Credit and Term Loans and Note 8, Derivative Financial Instruments, to our accompanying condensed consolidated financial statements, for a further discussion.

Liquidity and Capital Resources
Our sources of funds primarily consist of operating cash flows and borrowings. In the normal course of business, our principal demands for funds are for payment of operating expenses, capital improvement expenditures, interest on our indebtedness, distributions to our stockholders and repurchases of our common stock. We estimate that we will require approximately $4,978,000 to pay interest on our outstanding indebtedness for the remainder of 2021, based on interest rates in effect as of June 30, 2021, and that we will require $483,215,000 to pay principal on our outstanding indebtedness for the remainder of 2021. Such principal on our outstanding indebtedness includes $482,900,000 of outstanding principal as of June 30, 2021 on our line of credit and term loans that are scheduled to mature on November 19, 2021; however, we have the ability and intend to pursue a new credit facility or alternatively satisfy certain conditions pursuant to the related credit agreement and pay the required fee in order to exercise our option to extend the maturity date for one year. We also require resources to make certain payments to our advisor and its affiliates. See Note 13, Related Party Transactions, to our accompanying condensed consolidated financial statements, and Note 13, Related Party Transactions of our 2020 Annual Report on Form 10-K, as filed with the SEC on March 26, 2021, for a summary of our payments to our advisor and its affiliates. Generally, cash needs for such items will be met primarily from operations or borrowings, as needed. Our total capacity to pay operating expenses, capital improvement expenditures, interest, distributions and repurchases is a function of our current cash position, our borrowing capacity on our line of credit, as well as any future indebtedness that we may incur. In connection with the Merger, we are subject to certain limitations on borrowing between the signing of the Merger Agreement and the closing of the Merger. Generally, borrowing transactions require consent of the other party, unless such borrowing made by us (i) is in connection with existing debt facilities; (ii) in the aggregate does not exceed $500,000; (iii) is completed for the purpose of refinancing existing indebtedness; or (iv) was previously disclosed upon execution of the Merger Agreement.
Due to the impact the COVID-19 pandemic has had on the United States and globally, and the uncertainty of the severity and duration of the COVID-19 pandemic and its effects, beginning in March 2020, our board decided to take steps to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects by decreasing our distributions to stockholders and partially suspending our share repurchase plan. Consequently, our board approved a reduced daily distribution rate for April 2020 through August 2021 equal to $0.001095890 per share of our Class T and Class I common stock, which is equal to an annualized distribution rate of $0.40 per share, a decrease from the annualized rate of $0.60 per share previously paid by us. See the “Distributions” section below for a further discussion. In addition, on March 31, 2020, our board suspended our share repurchase plan with respect to all repurchase requests other than repurchases resulting from the death or qualifying disability of stockholders, beginning with share repurchase requests submitted for repurchase during the second quarter of 2020. Furthermore, in connection with our special committee’s strategic alternative review process and in order to facilitate a strategic transaction, on March 18, 2021, our board authorized the suspension of the DRIP, effective as of April 1, 2021, and also approved the suspension of our share repurchase plan with respect to all repurchase requests received by us after February 28, 2021, including repurchases resulting from the death or qualifying disability of stockholders. Our board shall determine if and when it is in the best interest of our company and stockholders to reinstate our DRIP or share repurchase plan. For a further discussion, see our Current Report on Form 8-K filed with the SEC on March 19, 2021. As of June 30, 2021, our cash on hand was $21,336,000 and we had $47,100,000 available on our line of credit. We believe that these resources will be sufficient to satisfy our cash requirements for the foreseeable future.
A capital plan for each investment is established upon acquisition that contemplates the estimated capital needs of that investment, including costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include operating cash generated by the investment, capital reserves, a line of credit or other loan established with respect to the investment, other borrowings or additional equity investments from us or joint venture partners. The capital plan for each investment is adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. Based on the budget for the properties we own as of June 30, 2021, we estimate that our discretionary expenditures for capital and tenant improvements could require up to $5,411,000 for the remaining six months of 2021. As of June 30, 2021, we had $532,000 of restricted cash in loan impounds and reserve accounts to fund a portion of such capital expenditures.
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

Cash Flows
The following table sets forth changes in cash flows:

	Six Months Ended June 30,
	2021	2020
Cash, cash equivalents and restricted cash — beginning of period	$18,125,000	$15,846,000
Net cash provided by operating activities	13,886,000	19,047,000
Net cash provided by (used in) investing activities	475,000	(72,548,000)
Net cash (used in) provided by financing activities	(9,974,000)	58,947,000
Cash, cash equivalents and restricted cash — end of period	$22,512,000	$21,292,000
The following summary discussion of our changes in our cash flows is based on our accompanying condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
For the six months ended June 30, 2021 and 2020, cash flows provided by operating activities primarily related to the cash flows provided by our property operations, offset by payments of general and administrative expenses, interest payments on our outstanding indebtedness and business acquisition expenses. See the “Results of Operations” section above for a further discussion. In general, cash flows provided by operating activities will be affected by the timing of cash receipts and payments.
Investing Activities
For the six months ended June 30, 2021 and 2020, cash flows used in investing activities related to our property acquisitions in the amount of $3,375,000 and $67,932,000, respectively, and the payment of $2,334,000 and $4,616,000, respectively, for capital expenditures. For the six months ended June 30, 2021, cash flows used in investing activities were offset by $6,184,000 in net proceeds from the sale of two senior housing facilities, which were part of the Northern California Senior Housing Portfolio. We anticipate that cash flows used in investing activities will primarily be affected by the timing of capital expenditures, and generally will decrease as compared to prior years as we have substantially completed the acquisition phase of our real estate investment strategy.
Financing Activities
For the six months ended June 30, 2021, cash flows used in financing activities related primarily to $10,772,000 in distributions to our common stockholders, the payment of offering costs of $2,705,000 primarily in connection with our initial offering and share repurchases of $1,874,000, partially offset by net borrowings on our line of credit of $6,000,000. For the six months ended June 30, 2020, cash flows provided by financing activities related primarily to net borrowings on our line of credit of $82,700,000, partially offset by $10,042,000 in distributions to our common stockholders, the January 2020 payoff of one mortgage loan payable with a principal balance of $7,738,000 and share repurchases of $4,643,000. The decrease in share repurchases paid for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily related to the partial suspension of our share repurchase plan in March 2020 by our board to protect our capital and maximize our liquidity in response to the impact of the COVID-19 pandemic. See Note 12, Equity, to our accompanying condensed consolidated financial statements, for a further discussion regarding our share repurchase plan. Overall, we anticipate cash flows from financing activities to decrease in the future.

Distributions
Prior to March 31, 2020, our board authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on May 1, 2016 and ending on March 31, 2020. The daily distributions were calculated based on 365 days in the calendar year and were equal to $0.001643836 per share of our Class T and Class I common stock, which was equal to an annualized distribution rate of $0.60 per share. These distributions were aggregated and paid monthly in arrears in cash or shares of our common stock pursuant to our DRIP Offerings, only from legally available funds.
In response to the COVID-19 pandemic and its effects to our business and operations, at the end of the first quarter of 2020 our board decided to take steps to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects by reducing our distribution payments to stockholders. Consequently, our board authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on April 1, 2020 and ending on August 31, 2021, which was or will be calculated based on 365 days in the calendar year and is equal to $0.001095890 per share of our Class T and Class I common stock. Such daily distribution is equal to an annualized distribution rate of $0.40 per share. The distributions were or will be aggregated and paid in cash or shares of our common stock pursuant to the DRIP, on a monthly basis, in arrears, only from legally available funds. As discussed above, in connection with our special committee’s strategic alternative review process, on March 18, 2021, our board authorized the suspension of the DRIP, effective as of April 1, 2021, until such time, if any, as our board determines to reinstate the DRIP. As a result, beginning with the April 2021 distributions, which were paid in May 2021, there were no further issuances of shares pursuant to the DRIP, and stockholders who are participants in the DRIP received or will receive cash distributions instead.
The amount of distributions paid to our stockholders is determined by our board and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our qualification as a REIT under the Code. We have not established any limit on the amount of borrowings that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences.
The distributions paid for the six months ended June 30, 2021 and 2020, along with the amount of distributions reinvested pursuant to our DRIP Offerings and the sources of distributions as compared to cash flows from operations were as follows:

	Six Months Ended June 30,
	2021		2020
Distributions paid in cash	$10,772,000		$10,042,000
Distributions reinvested	5,499,000		11,434,000
	$16,271,000		$21,476,000
Sources of distributions:
Cash flows from operations	$13,886,000	85.3%	$19,047,000	88.7%
Proceeds from borrowings	2,385,000	14.7	2,429,000	11.3
	$16,271,000	100%	$21,476,000	100%
As of June 30, 2021, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and all or any portion of a distribution to our stockholders may have been paid from net offering proceeds and borrowings. The payment of distributions from our net offering proceeds and borrowings have reduced the amount of capital we ultimately invested in assets and negatively impacted the amount of income available for future distributions.

The distributions paid for the six months ended June 30, 2021 and 2020, along with the amount of distributions reinvested pursuant to our DRIP Offerings and the sources of our distributions as compared to funds from operations attributable to controlling interest, or FFO, were as follows:

	Six Months Ended June 30,
	2021		2020
Distributions paid in cash	$10,772,000		$10,042,000
Distributions reinvested	5,499,000		11,434,000
	$16,271,000		$21,476,000
Sources of distributions:
FFO attributable to controlling interest	$16,271,000	100%	$17,819,000	83.0%
Proceeds from borrowings	—	—	3,657,000	17.0
	$16,271,000	100%	$21,476,000	100%
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
Financing
We anticipate that our overall leverage will not exceed 50.0% of the combined market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of June 30, 2021, our aggregate borrowings were 40.0% of the combined market value of all of our real estate investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of August 13, 2021 and June 30, 2021, our leverage did not exceed 300% of the value of our net assets.
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
Debt Service Requirements
A significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of June 30, 2021, we had $18,474,000 ($17,572,000, net of discount/premium and deferred financing costs) of fixed-rate mortgage loans payable outstanding secured by our properties. As of June 30, 2021, we had $482,900,000 outstanding and $47,100,000 remained available under our line of credit. See Note 6, Mortgage Loans Payable, Net, and Note 7, Line of Credit and Term Loans, to our accompanying condensed consolidated financial statements.
We are required by the terms of certain loan documents to meet certain reporting requirements and covenants, such as leverage ratios, net worth ratios, debt service coverage ratios and fixed charge coverage ratios. As of June 30, 2021, we were in compliance with all such covenants and requirements on our mortgage loans payable and our line of credit and term loans. As of June 30, 2021, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps, was 3.53% per annum.
Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our line of credit and term loans; (ii) interest payments on our mortgage loans payable and our line of credit and term loans; and (iii) ground lease obligations as of June 30, 2021:

	Payments Due by Period
	2021	2022-2023	2024-2025	Thereafter	Total
Principal payments — fixed-rate debt	$315,000	$1,331,000	$6,589,000	$10,239,000	$18,474,000
Interest payments — fixed-rate debt	361,000	1,370,000	1,113,000	4,970,000	7,814,000
Principal payments — variable-rate debt	482,900,000	—	—	—	482,900,000
Interest payments — variable-rate debt (based on rates in effect as of June 30, 2021)	4,617,000	—	—	—	4,617,000
Ground lease obligations	306,000	1,056,000	1,072,000	46,565,000	48,999,000
Total	$488,499,000	$3,757,000	$8,774,000	$61,774,000	$562,804,000
Off-Balance Sheet Arrangements
As of June 30, 2021, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Inflation
During the six months ended June 30, 2021 and 2020, inflation has not significantly affected our operations because of the moderate inflation rate; however, we expect to be exposed to inflation risk as income from future long-term tenant leases will be the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions include negotiated rental increases, reimbursement billings for operating expense pass-through charges and real estate tax and insurance reimbursements. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.
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
For both the three and six months ended June 30, 2021, we recognized government grants through economic stimulus programs of the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, within income or loss from an unconsolidated entity. Such amounts were established for eligible healthcare providers to preserve liquidity in response to the COVID-19 pandemic. The government grants helped mitigate some of the negative impact that the COVID-19 pandemic had on our financial condition and results of operations. Without such relief funds, the COVID-19 pandemic impact would have had a material adverse impact to our FFO and MFFO. For the three months ended June 30, 2021 and 2020, FFO would have been approximately $7,856,000 and $10,485,000, respectively, excluding government grants recognized by our unconsolidated entity. For the six months ended June 30, 2021 and 2020, FFO would have been approximately $16,713,000 and $15,901,000, respectively, excluding government grants recognized by our unconsolidated entity. For the three months ended June 30, 2021 and 2020, MFFO would have been approximately $7,807,000 and $8,687,000, respectively, excluding government grants recognized by our unconsolidated entity. For the six months ended June 30, 2021 and 2020, MFFO would have been approximately $14,872,000 and $17,828,000, respectively, excluding government grants recognized by our unconsolidated entity.

The following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(3,876,000)	$(1,155,000)	$(7,884,000)	$(9,088,000)
Add:
Depreciation and amortization related to real estate — consolidated properties	10,597,000	12,720,000	22,999,000	25,250,000
Depreciation and amortization related to real estate — unconsolidated entity	967,000	878,000	1,912,000	1,760,000
Loss on disposition of real estate investments — unconsolidated entity	3,000	—	3,000	—
Loss on disposition of real estate investments	199,000	—	199,000	—
Net loss attributable to noncontrolling interests	104,000	209,000	368,000	376,000
Less:
Depreciation, amortization and loss on disposition — noncontrolling interests	(85,000)	(249,000)	(334,000)	(479,000)
FFO attributable to controlling interest	$7,909,000	$12,403,000	$17,263,000	$17,819,000

Business acquisition expenses(1)	$2,438,000	$8,000	$2,752,000	$17,000
Amortization of above- and below-market leases(2)	37,000	41,000	77,000	59,000
Change in deferred rent(3)	(1,104,000)	(1,149,000)	(1,977,000)	(2,223,000)
(Gain) loss in fair value of derivative financial instruments(4)	(1,462,000)	(853,000)	(2,917,000)	3,752,000
Adjustments for unconsolidated entity(5)	42,000	155,000	224,000	328,000
Adjustments for noncontrolling interests(5)	—	—	—	(6,000)
MFFO attributable to controlling interest	$7,860,000	$10,605,000	$15,422,000	$19,746,000
Weighted average Class T and Class I common shares outstanding — basic and diluted	81,687,564	80,402,887	81,599,875	80,352,269
Net loss per Class T and Class I common share — basic and diluted	$(0.05)	$(0.01)	$(0.10)	$(0.11)
FFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$0.10	$0.15	$0.21	$0.22
MFFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$0.10	$0.13	$0.19	$0.25
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
Net Operating Income
NOI is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, business acquisition expenses, depreciation and amortization, interest expense, loss on disposition of real estate investments, income or loss from unconsolidated entity, other income and income tax expense. NOI is not equivalent to our net income (loss) as determined under GAAP and may not be a useful measure in measuring operational income or cash flows. Furthermore, NOI should not be considered as an alternative to net income (loss) as an indication of our performance, as an alternative to cash flows from operations, as an indication of our liquidity, or indicative of cash flow available to fund our cash needs including our ability to make distributions to our stockholders. NOI should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) or in its applicability in evaluating our operating performance. Investors are also cautioned that NOI should only be used to assess our operational performance in periods in which we have not incurred or accrued any business acquisition expenses.
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
To facilitate understanding of this financial measure, the following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to NOI for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(3,876,000)	$(1,155,000)	$(7,884,000)	$(9,088,000)
General and administrative	3,659,000	3,840,000	7,406,000	8,288,000
Business acquisition expenses	2,438,000	8,000	2,752,000	17,000
Depreciation and amortization	10,597,000	12,720,000	22,999,000	25,250,000
Interest expense	3,407,000	4,121,000	6,678,000	14,036,000
Loss on disposition of real estate investments	199,000	—	199,000	—
Loss (income) from unconsolidated entity	193,000	(1,074,000)	1,097,000	(1,329,000)
Other income	(9,000)	(261,000)	(16,000)	(270,000)
Income tax expense	—	39,000	—	39,000
Net operating income	$16,608,000	$18,238,000	$33,231,000	$36,943,000
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
We have entered into, and may continue to enter into, derivative financial instruments such as interest rate swaps in order to mitigate our interest rate risk on a related financial instrument. We do not apply hedge accounting treatment to these derivatives; therefore, changes in the fair value of interest rate derivative financial instruments are recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations. As of June 30, 2021, our interest rate swap liabilities are recorded in our accompanying condensed consolidated balance sheets at their aggregate fair value of $2,338,000. We will not enter into derivatives or interest rate transactions for speculative purposes.
In July 2017, the Financial Conduct Authority, or FCA, that regulates LIBOR announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative to United States dollar LIBOR in derivatives and other financial contracts. In March 2021, the FCA confirmed its intention to cease publishing one-week and two-month LIBOR after December 31, 2021 and all remaining LIBOR after June 30, 2023. At this time, it is not known whether or when SOFR or other alternative reference rates will attain market traction as replacements for LIBOR.
We have variable rate debt outstanding under our credit facilities and derivative financial instruments maturing on November 19, 2021 that are indexed to LIBOR. As such, we are monitoring and evaluating the related risks of the discontinuation of LIBOR, which include possible changes to the interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments tied to LIBOR could also be impacted if LIBOR is discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty. If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our contracts is likely to vary. If LIBOR is discontinued, interest rates on our current or future indebtedness may be adversely affected. Currently we cannot estimate the overall impact of the phase-out of LIBOR on our current debt agreements, although it is possible that an alternative variable rate could raise our borrowing costs. It is not possible to predict whether LIBOR will continue to be viewed as an acceptable market “benchmark” prior to June 30, 2023, and it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

As of June 30, 2021, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Fixed-rate debt — principal payments	$315,000	$651,000	$680,000	$711,000	$5,878,000	$10,239,000	$18,474,000	$20,970,000
Weighted average interest rate on maturing fixed-rate debt	4.48%	4.49%	4.49%	4.50%	3.85%	3.83%	3.92%	—
Variable-rate debt — principal payments	$482,900,000	$—	$—	$—	$—	$—	$482,900,000	$482,931,000
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of June 30, 2021)	2.25%	—%	—%	—%	—%	—%	2.25%	—
Mortgage Loans Payable, Net and Line of Credit and Term Loans
Mortgage loans payable was $18,474,000 ($17,572,000, net of discount/premium and deferred financing costs) as of June 30, 2021. As of June 30, 2021, we had three fixed-rate mortgage loans payable with interest rates ranging from 3.67% to 5.25% per annum. In addition, as of June 30, 2021, we had $482,900,000 outstanding under our line of credit and term loans at a weighted average interest rate of 2.25% per annum.
As of June 30, 2021, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps, was 3.53% per annum. An increase in the variable interest rate on our variable-rate line of credit and term loans constitutes a market risk. As of June 30, 2021, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on our variable-rate line of credit and term loans by $953,000, or 5.53% of total annualized interest expense on our mortgage loans payable and our line of credit and term loans. See Note 6, Mortgage Loans Payable, Net, and Note 7, Line of Credit and Term Loans, to our accompanying condensed consolidated financial statements, for a further discussion.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2021 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2021, were effective at the reasonable assurance level.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of August 13, 2021, rental payments by our tenant, RC Tier Properties, LLC, accounted for approximately 11.1% of our total property portfolio’s annualized base rent or annualized NOI. The success of our investments materially depends upon the financial stability of the tenants leasing the properties we own. Therefore, a non-renewal after the expiration of a lease term, termination, default or other failure to meet rental obligations by significant tenants, such as RC Tier Properties, LLC, would significantly lower our net income. These events could cause us to reduce the amount of distributions to our stockholders.
A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.
We have a concentration of properties in particular geographic areas; therefore, any adverse situation that disproportionately effects one of those areas would have a magnified adverse effect on our portfolio. As of August 13, 2021, our properties located in Missouri and Michigan accounted for approximately 12.1% and 10.4%, respectively, of our total property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
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

Risks Related to the Merger
Failure to complete the Merger could negatively impact our future business and financial results.
If the Merger is not completed, the ongoing business of our company could be materially adversely affected and we will be subject to a variety of risks associated with the failure to complete the Merger, including the following:
•our being required, under certain circumstances in which the Merger Agreement is terminated, to pay to GAHR III a termination fee of $23,028,000 and reimbursement of expenses incurred by GAHR III in connection with the Merger of up to $4,000,000;
•our having to bear certain costs incurred by us relating to the Merger, such as legal, accounting, financial advisor, filing, printing and mailing fees; and
•the diversion of our management’s focus and resources from operational matters and other strategic opportunities while working to implement the Merger.
If the Merger is not completed, these risks could materially affect our business and financial results.
The pendency of the Merger, including as a result of the restrictions on the operation of our and GAHR III’s business during the period between signing the Merger Agreement and the completion of the Merger, could adversely affect our business and operations, the business and operations of GAHR III, or both.
In connection with the pending Merger, some of our business partners or vendors and those of GAHR III may delay or defer decisions, which could negatively impact the revenues, earnings, cash flows and expenses of our company or GAHR III, regardless of whether the Merger is completed. In addition, due to operating covenants in the Merger Agreement, we and GAHR III may be unable, during the pendency of the Merger, to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business, even if such actions would prove beneficial.
In certain circumstances, either we or GAHR III may terminate the Merger Agreement.
Either we or GAHR III may terminate the Merger Agreement if the REIT Merger has not been consummated by 11:59 p.m. New York time on March 23, 2022. Also, the Merger Agreement may be terminated in certain circumstances if a final and non-appealable order is entered prohibiting the transactions contemplated by the Merger Agreement, upon a material uncured breach by the other party that would cause the closing conditions not to be satisfied, or upon the failure to obtain receipt of approvals of the GAHR III stockholders or our stockholders. In addition, (i) at any time prior to the time GAHR III stockholders approve the Merger and the amendments to the GAHR III charter that are required to consummate the Merger, GAHR III has the right to terminate the Merger Agreement in order to accept a Superior Proposal (as defined in the Merger Agreement), and (ii) at any time prior to the time our stockholders approve the Merger and the amendments to our charter that are required to consummate the Merger, we have the right to terminate the Merger Agreement in order to accept a Superior Proposal. Finally, (i) at any time prior to the time our stockholders approve the Merger and the amendments to our charter that are required to consummate the Merger, GAHR III has the right to terminate the Merger Agreement upon a GAHR IV Adverse Recommendation Change (as defined in the Merger Agreement) or if we have materially violated any of our obligations regarding the solicitation of and response to Competing Proposals (as defined in the Merger Agreement), and (ii) at any time prior to the time GAHR III stockholders approve the Merger and the amendments to the GAHR III charter that are required to consummate the Merger, we have the right to terminate the Merger Agreement upon a GAHR III Adverse Recommendation Change (as defined in the Merger Agreement) or if GAHR III shall have materially violated any of its obligations regarding the solicitation of and response to Competing Proposals.
We and GAHR III each expect to incur substantial expenses related to the Merger.
We and GAHR III each expect to incur substantial expenses in connection with completing the Merger and integrating our properties and operations. While we and GAHR III each have assumed that a certain level of transaction expenses would be incurred, there are a number of factors beyond the control of each company that could affect the total amount or the timing of such expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction expenses associated with the Merger could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings following the completion of the Merger.

The ownership position of our stockholders and the stockholders of GAHR III will be diluted by the REIT Merger.
The REIT Merger will dilute the ownership percentage of our stockholders and result in GAHR III stockholders having an ownership stake in the Combined Company that is smaller than their current stake in GAHR III. Based on the number of shares of our common stock and GAHR III common stock outstanding on July 9, 2021, our stockholders, on the one hand, and former GAHR III stockholders, on the other hand, will own approximately 31.3% and 68.7%, respectively, of the issued and outstanding shares of our common stock following the REIT Merger. Consequently, each of our stockholders and each GAHR III stockholder, as a general matter, will have less influence over the management and policies of the Combined Company following the Merger than currently exercisable over our management and policies and the management and policies of GAHR III, as applicable.
If and when the Combined Company completes a liquidity event, the market value ascribed to the shares of common stock of the Combined Company upon the liquidity event may be significantly lower than the estimated per share NAV of GAHR III common stock or our common stock, as applicable, considered by the board of directors of GAHR III and our board in approving and recommending the REIT Merger.
In approving and recommending the REIT Merger, the board of directors of GAHR III, the special committee of the board of directors of GAHR III, our board and our special committee considered, among other things, the most recent estimated per share NAV of GAHR III common stock and our common stock as determined by the board of directors of GAHR III and our board, respectively, with the assistance of their respective third-party valuation experts. The estimated per share NAV of our common stock may not be immediately determined following the consummation of the Merger. In the event that the Combined Company completes a liquidity event after consummation of the Merger, such as a listing of its shares on a national securities exchange, a merger in which stockholders of the Combined Company receive securities that are listed on a national securities exchange, or a sale of the Combined Company for cash, the market value of the shares of the Combined Company upon consummation of such liquidity event may be significantly lower than the current estimated values considered by the board of directors of GAHR III, the special committee of the board of directors of GAHR III, our board and our special committee and the estimated per share NAV of our common stock that may be reflected on the account statements of stockholders of the Combined Company after consummation of the Merger. For example, if the shares of the Combined Company are listed on a national securities exchange at some point after the consummation of the Merger, the trading price of the shares may be significantly lower than the most recent estimated per share NAV of our common stock of $9.22 as of September 30, 2020.
If the REIT Merger does not qualify as a tax-free reorganization, there may be adverse tax consequences.
The REIT Merger is intended to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. The closing of the REIT Merger is conditioned on the receipt by us and GAHR III of an opinion of counsel to the effect that the REIT Merger will qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. However, these legal opinions will not be binding on the IRS or on the courts. If, for any reason, the REIT Merger were to fail to qualify as a tax-free reorganization, then each GAHR III stockholder generally would recognize gain or loss, as applicable, equal to the difference between (1) the merger consideration (i.e. the fair market value of the shares of our Class I common stock) received by such GAHR III stockholder in the REIT Merger; and (2) such GAHR III stockholder’s adjusted tax basis in its GAHR III common stock.

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
During the three months ended June 30, 2021, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 to April 30, 2021	117,228	$9.89	117,228	(1)
May 1, 2021 to May 31, 2021	—	$—	—	(1)
June 1, 2021 to June 30, 2021	—	$—	—	(1)
Total	117,228	$9.89	117,228
___________
(1)A description of the maximum number of shares that may be purchased under our share repurchase plan is included in the narrative preceding this table.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

2.1
Agreement and Plan of Merger, dated June 23, 2021, by and among Griffin-American Healthcare REIT IV, Inc., Griffin-American Healthcare REIT IV Holdings, LP, Continental Merger Sub, LLC, Griffin-American Healthcare REIT III, Inc. and Griffin-American Healthcare REIT III Holdings, LP (included as Exhibit 2.1 to our Current Report on Form 8-K (File No. 000-55775) filed June 24, 2021 and incorporated herein by reference).

3.1
Third Articles of Amendment and Restatement of Griffin-American Healthcare REIT IV, Inc., dated December 28, 2015 (included as Exhibit 3.1 to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-205960) filed January 5, 2016 and incorporated herein by reference)

3.2
Articles Supplementary of Griffin-American Healthcare REIT IV, Inc. filed May 25, 2016 (included as Exhibit 3.1 to our Current Report on Form 8-K (File No. 333-205960) filed May 26, 2016 and incorporated herein by reference)

3.3
Second Amended and Restated Bylaws of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 3.2 to Pre-effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-205960) filed January 5, 2016 and incorporated herein by reference)

4.1
Amended and Restated Distribution Reinvestment Plan of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.6 to our Registration Statement on Form S-3 (File No. 333-229301) filed January 18, 2019 and incorporated herein by reference)

10.1
Amendment to Advisory Agreement, dated June 23, 2021, by and among Griffin-American Healthcare REIT IV, Inc., Griffin-American Healthcare REIT IV Holdings, LP and Griffin-American Healthcare REIT IV Advisor, LLC (included as Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55775) filed June 24, 2021 and incorporated herein by reference)

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

Griffin-American Healthcare REIT IV, Inc. (Registrant)

August 13, 2021	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

August 13, 2021	By:	/s/ BRIAN S. PEAY
Date		Brian S. Peay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)