Form 10-Q
period 2021-09-30
American Healthcare REIT, Inc.
filed 2021-11-15
CIK 1632970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 000-55775
AMERICAN HEALTHCARE REIT, INC.
(Exact name of registrant as specified in its charter)

Maryland	47-2887436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18191 Von Karman Avenue, Suite 300 Irvine, California	92612
(Address of principal executive offices)	(Zip Code)
(949) 270-9200
(Registrant’s telephone number, including area code)

Griffin-American Healthcare REIT IV, Inc.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of November 12, 2021, there were 77,005,833 shares of Class T common stock and 185,578,806 shares of Class I common stock of American Healthcare REIT, Inc. outstanding.

AMERICAN HEALTHCARE REIT, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2021 and December 31, 2020
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Real estate investments, net	$907,103,000	$921,580,000
Cash and cash equivalents	16,183,000	17,411,000
Restricted cash	986,000	714,000
Accounts and other receivables, net	2,086,000	2,635,000
Identified intangible assets, net	54,752,000	64,101,000
Operating lease right-of-use assets, net	14,043,000	14,133,000
Other assets, net	68,743,000	72,199,000
Total assets	$1,063,896,000	$1,092,773,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$17,409,000	$17,827,000
Line of credit and term loans(1)	488,900,000	476,900,000
Accounts payable and accrued liabilities(1)	21,897,000	23,057,000
Accounts payable due to affiliates(1)	324,000	1,046,000
Identified intangible liabilities, net	1,115,000	1,295,000
Operating lease liabilities(1)	10,021,000	9,904,000
Security deposits, prepaid rent and other liabilities(1)	6,300,000	10,387,000
Total liabilities	545,966,000	540,416,000

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests (Note 11)	2,592,000	2,618,000

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Class T common stock, $0.01 par value per share; 900,000,000 shares authorized; 76,069,129 and 75,690,838 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	760,000	756,000
Class I common stock, $0.01 par value per share; 100,000,000 shares authorized; 5,662,132 and 5,648,499 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	57,000	57,000
Additional paid-in capital	736,756,000	733,192,000
Accumulated deficit	(222,775,000)	(185,047,000)
Total stockholders’ equity	514,798,000	548,958,000
Noncontrolling interest (Note 12)	540,000	781,000
Total equity	515,338,000	549,739,000
Total liabilities, redeemable noncontrolling interests and equity	$1,063,896,000	$1,092,773,000

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
As of September 30, 2021 and December 31, 2020
(Unaudited)
___________
(1)Such liabilities of American Healthcare REIT, Inc., (formerly known as Griffin-American Healthcare REIT IV, Inc.), as of September 30, 2021 and December 31, 2020 represented liabilities of Griffin-American Healthcare REIT IV Holdings, LP or its consolidated subsidiaries. Griffin-American Healthcare REIT IV Holdings, LP was a variable interest entity, or VIE, and a consolidated subsidiary of American Healthcare REIT, Inc. The creditors of Griffin-American Healthcare REIT IV Holdings, LP or its consolidated subsidiaries do not have recourse against American Healthcare REIT, Inc., except for the 2018 Credit Facility, as defined in Note 7, held by Griffin-American Healthcare REIT IV Holdings, LP in the amount of $488,900,000 and $476,900,000 as of September 30, 2021 and December 31, 2020, respectively, which is guaranteed by American Healthcare REIT, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2021 and 2020
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues and grant income:
Real estate revenue	$22,120,000	$21,519,000	$66,054,000	$64,824,000
Resident fees and services	15,090,000	18,948,000	46,179,000	51,863,000
Grant income	—	864,000	—	864,000
Total revenues and grant income	37,210,000	41,331,000	112,233,000	117,551,000
Expenses:
Rental expenses	6,389,000	5,905,000	18,542,000	17,723,000
Property operating expenses	14,540,000	17,397,000	44,179,000	44,856,000
General and administrative	4,304,000	3,672,000	11,710,000	11,960,000
Business acquisition expenses	3,800,000	57,000	6,552,000	74,000
Depreciation and amortization	10,746,000	12,669,000	33,745,000	37,919,000
Total expenses	39,779,000	39,700,000	114,728,000	112,532,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)	(4,961,000)	(4,839,000)	(14,556,000)	(15,123,000)
Gain (loss) in fair value of derivative financial instruments	1,514,000	1,450,000	4,431,000	(2,302,000)
Impairment of real estate investments	—	(3,064,000)	—	(3,064,000)
Gain (loss) on disposition of real estate investments	15,000	—	(184,000)	—
Income (loss) from unconsolidated entity	70,000	(377,000)	(1,027,000)	952,000
Other income	33,000	8,000	49,000	278,000
Total net other expense	(3,329,000)	(6,822,000)	(11,287,000)	(19,259,000)
Loss before income taxes	(5,898,000)	(5,191,000)	(13,782,000)	(14,240,000)
Income tax benefit	—	39,000	—	—
Net loss	(5,898,000)	(5,152,000)	(13,782,000)	(14,240,000)
Less: net loss attributable to noncontrolling interests	121,000	232,000	489,000	608,000
Net loss attributable to controlling interest	$(5,777,000)	$(4,920,000)	$(13,293,000)	$(13,632,000)
Net loss per Class T and Class I common share attributable to controlling interest — basic and diluted	$(0.07)	$(0.06)	$(0.16)	$(0.17)
Weighted average number of Class T and Class I common shares outstanding — basic and diluted	81,704,261	80,788,359	81,635,053	80,498,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Nine Months Ended September 30, 2021 and 2020
(Unaudited)

	Three Months Ended September 30, 2021
	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE — June 30, 2021	81,731,261	$817,000	$736,827,000	$(208,759,000)	$528,885,000	$577,000	$529,462,000
Amortization of nonvested common stock compensation	—	—	21,000	—	21,000	—	21,000
Distributions to noncontrolling interest	—	—	—	—	—	(7,000)	(7,000)
Adjustment to value of redeemable noncontrolling interests	—	—	(92,000)	—	(92,000)	—	(92,000)
Distributions declared ($0.10 per share)	—	—	—	(8,239,000)	(8,239,000)	—	(8,239,000)
Net loss	—	—	—	(5,777,000)	(5,777,000)	(30,000)	(5,807,000)	(1)
BALANCE — September 30, 2021	81,731,261	$817,000	$736,756,000	$(222,775,000)	$514,798,000	$540,000	$515,338,000

	Three Months Ended September 30, 2020
	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE — June 30, 2020	80,599,306	$805,000	$726,516,000	$(159,366,000)	$567,955,000	$1,047,000	$569,002,000
Offering costs — common stock	—	—	5,000	—	5,000	—	5,000
Issuance of common stock under the DRIP	445,239	4,000	4,243,000	—	4,247,000	—	4,247,000
Issuance of vested and nonvested restricted common stock	15,000	—	29,000	—	29,000	—	29,000
Amortization of nonvested common stock compensation	—	—	44,000	—	44,000	—	44,000
Repurchase of common stock	(71,551)	—	(706,000)	—	(706,000)	—	(706,000)
Distributions to noncontrolling interest	—	—	—	—	—	(22,000)	(22,000)
Adjustment to value of redeemable noncontrolling interests	—	—	(208,000)	—	(208,000)	—	(208,000)
Distributions declared ($0.10 per share)	—	—	—	(8,150,000)	(8,150,000)	—	(8,150,000)
Net loss	—	—	—	(4,920,000)	(4,920,000)	(105,000)	(5,025,000)	(1)
BALANCE — September 30, 2020	80,987,994	$809,000	$729,923,000	$(172,436,000)	$558,296,000	$920,000	$559,216,000

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Three and Nine Months Ended September 30, 2021 and 2020
(Unaudited)

	Nine Months Ended September 30, 2021
	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE — December 31, 2020	81,339,337	$813,000	$733,192,000	$(185,047,000)	$548,958,000	$781,000	$549,739,000
Offering costs — common stock	—	—	5,000	—	5,000	—	5,000
Issuance of common stock under the DRIP	581,491	6,000	5,493,000	—	5,499,000	—	5,499,000
Amortization of nonvested common stock compensation	—	—	105,000	—	105,000	—	105,000
Repurchase of common stock	(189,567)	(2,000)	(1,872,000)	—	(1,874,000)	—	(1,874,000)
Distributions to noncontrolling interest	—	—	—	—	—	(62,000)	(62,000)
Adjustment to value of redeemable noncontrolling interests	—	—	(167,000)	—	(167,000)	—	(167,000)
Distributions declared ($0.30 per share)	—	—	—	(24,435,000)	(24,435,000)	—	(24,435,000)
Net loss	—	—	—	(13,293,000)	(13,293,000)	(179,000)	(13,472,000)	(1)
BALANCE — September 30, 2021	81,731,261	$817,000	$736,756,000	$(222,775,000)	$514,798,000	$540,000	$515,338,000

	Nine Months Ended September 30, 2020
	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE — December 31, 2019	79,899,874	$798,000	$719,894,000	$(130,613,000)	$590,079,000	$—	$590,079,000
Offering costs — common stock	—	—	67,000	—	67,000	—	67,000
Issuance of common stock under the DRIP	1,643,731	16,000	15,665,000	—	15,681,000	—	15,681,000
Issuance of vested and nonvested restricted common stock	22,500	—	43,000	—	43,000	—	43,000
Amortization of nonvested common stock compensation	—	—	128,000	—	128,000	—	128,000
Repurchase of common stock	(578,111)	(5,000)	(5,344,000)	—	(5,349,000)	—	(5,349,000)
Contribution from noncontrolling interest	—	—	—	—	—	1,250,000	1,250,000
Distributions to noncontrolling interest	—	—	—	—	—	(54,000)	(54,000)
Adjustment to value of redeemable noncontrolling interests	—	—	(530,000)	—	(530,000)	—	(530,000)
Distributions declared ($0.35 per share)	—	—	—	(28,191,000)	(28,191,000)	—	(28,191,000)
Net loss	—	—	—	(13,632,000)	(13,632,000)	(276,000)	(13,908,000)	(1)
BALANCE — September 30, 2020	80,987,994	$809,000	$729,923,000	$(172,436,000)	$558,296,000	$920,000	$559,216,000
___________
(1)Amount excludes $91,000 and $127,000 for the three months ended September 30, 2021 and 2020, respectively, and $310,000 and $332,000 for the nine months ended September 30, 2021 and 2020, respectively, of net loss attributable to redeemable noncontrolling interests. See Note 11, Redeemable Noncontrolling Interests, for a further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2021 and 2020
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,782,000)	$(14,240,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,745,000	37,919,000
Other amortization	2,099,000	2,084,000
Deferred rent	(2,707,000)	(3,440,000)
Stock based compensation	105,000	171,000
Loss on disposition of real estate investments	184,000	—
Loss (income) from unconsolidated entity	1,027,000	(952,000)
Change in fair value of derivative financial instruments	(4,431,000)	2,302,000
Impairment of real estate investments	—	3,064,000
Changes in operating assets and liabilities:
Accounts and other receivables	533,000	1,347,000
Other assets	(2,829,000)	(1,654,000)
Accounts payable and accrued liabilities	3,805,000	3,436,000
Accounts payable due to affiliates	(921,000)	27,000
Operating lease liabilities	(309,000)	(306,000)
Security deposits, prepaid rent and other liabilities	37,000	185,000
Net cash provided by operating activities	16,556,000	29,943,000
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate investments	(3,385,000)	(68,032,000)
Proceeds from disposition of real estate investments	6,196,000	—
Capital expenditures	(4,384,000)	(6,729,000)
Net cash used in investing activities	(1,573,000)	(74,761,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on mortgage loans payable	(475,000)	(8,166,000)
Borrowings under the line of credit and term loans	17,000,000	140,800,000
Payments on the line of credit and term loans	(5,000,000)	(58,100,000)
Deferred financing costs	—	(43,000)
Payment of offering costs	(3,940,000)	(4,876,000)
Distributions paid to common stockholders	(21,700,000)	(13,932,000)
Repurchase of common stock	(1,874,000)	(5,349,000)
Contribution from noncontrolling interest	—	1,250,000
Distributions to noncontrolling interest	(62,000)	(54,000)
Contributions from redeemable noncontrolling interest	125,000	1,118,000
Distributions to redeemable noncontrolling interests	(8,000)	(81,000)
Security deposits	(5,000)	(199,000)
Net cash (used in) provided by financing activities	(15,939,000)	52,368,000
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(956,000)	7,550,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	18,125,000	15,846,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$17,169,000	$23,396,000

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Nine Months Ended September 30, 2021 and 2020
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period:
Cash and cash equivalents	$17,411,000	$15,290,000
Restricted cash	714,000	556,000
Cash, cash equivalents and restricted cash	$18,125,000	$15,846,000
End of period:
Cash and cash equivalents	$16,183,000	$22,690,000
Restricted cash	986,000	706,000
Cash, cash equivalents and restricted cash	$17,169,000	$23,396,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$13,116,000	$13,777,000
Income taxes	$51,000	$88,000
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Investing Activities:
Accrued capital expenditures	$3,720,000	$2,182,000
Tenant improvement overage	$303,000	$636,000
The following represents the increase (decrease) in certain assets and liabilities in connection with our acquisitions and disposition of real estate investments:
Other assets	$(16,000)	$196,000
Accounts payable and accrued liabilities	$(50,000)	$201,000
Prepaid rent	$10,000	$11,000
Financing Activities:
Issuance of common stock under the DRIP	$5,499,000	$15,681,000
Distributions declared but not paid to common stockholders	$—	$2,664,000
Accrued stockholder servicing fee	$2,157,000	$7,667,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended September 30, 2021 and 2020
The use of the words “we,” “us” or “our” refers to American Healthcare REIT, Inc. (formerly known as Griffin-American Healthcare REIT IV, Inc.) and its subsidiaries, including Griffin-American Healthcare REIT IV Holdings, LP, except where otherwise noted.
1. Organization and Description of Business
American Healthcare REIT, Inc. (formerly known as Griffin-American Healthcare REIT IV, Inc.), a Maryland corporation, invests in a diversified portfolio of healthcare real estate properties, focusing primarily on medical office buildings, skilled nursing facilities and senior housing facilities that produce current income. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). We qualified to be taxed as a real estate investment trust, or REIT, under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2016, and we intend to continue to qualify to be taxed as a REIT.
We raised $754,118,000 through a best efforts initial public offering, or our initial offering, that commenced on February 16, 2016, and issued 75,639,681 aggregate shares of our Class T and Class I common stock. In addition, during our initial offering, we issued 3,253,535 aggregate shares of our Class T and Class I common stock pursuant to our distribution reinvestment plan, as amended, or the DRIP, for a total of $31,021,000 in distributions reinvested. Following the termination of our initial offering on February 15, 2019, we continued issuing shares of our common stock pursuant to the DRIP through a subsequent offering, or the 2019 DRIP Offering, which commenced on March 1, 2019. On March 18, 2021, our board of directors, or our board, authorized the suspension of the DRIP, effective as of April 1, 2021. As of September 30, 2021, a total of $46,970,000 in distributions were reinvested that resulted in 4,923,550 shares of our common stock being issued pursuant to the 2019 DRIP Offering. We collectively refer to the DRIP portion of our initial offering and the 2019 DRIP Offering as our DRIP Offerings. See Note 12, Equity — Distribution Reinvestment Plan, for a further discussion. On October 4, 2021, our board authorized the reinstatement of the DRIP. See Note 20, Subsequent Events — Reinstatement of the DRIP, for a further discussion.
Until October 1, 2021, we conducted substantially all of our operations through Griffin-American Healthcare REIT IV Holdings, LP, or our operating partnership. Through September 30, 2021, we were externally advised by Griffin-American Healthcare REIT IV Advisor, LLC, or our advisor, pursuant to an advisory agreement, as amended, or the Advisory Agreement, between us, our operating partnership and our advisor. The Advisory Agreement was effective as of February 16, 2016 and had a one-year initial term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 11, 2021. On June 23, 2021, in anticipation of the Merger, as defined and discussed below, we entered into an amendment to the Advisory Agreement, whereby it was agreed that any acquisition fee due to our advisor is to be waived in connection with the REIT Merger, as defined and discussed below. Except as set forth in such amendment to the Advisory Agreement, the terms of the Advisory Agreement continued in full force and effect. Our advisor used its best efforts, subject to the oversight and review of our board, to, among other things, provide asset management, property management, acquisition, disposition and other advisory services on our behalf consistent with our investment policies and objectives. Our advisor performed its duties and responsibilities under the Advisory Agreement as our fiduciary. Prior to the Merger, our advisor was 75.0% owned and managed by wholly owned subsidiaries of American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Company, LLC, or Griffin Capital, or collectively, our co-sponsors. American Healthcare Investors was 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Digital Bridge Group, Inc. (NYSE: DBRG) (formerly known as Colony Capital, Inc.), or Digital Bridge, and 7.8% owned by James F. Flaherty III, a former partner of Colony Capital, Inc. We were not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or our dealer manager, Digital Bridge or Mr. Flaherty; however, we were affiliated with our advisor, American Healthcare Investors and AHI Group Holdings. Please see the “Merger with Griffin-American Healthcare REIT III, Inc.” and “AHI Acquisition” sections below for a further discussion of our operations effective October 1, 2021.
We operate through four reportable business segments: medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities. As of September 30, 2021, we owned 87 properties, comprising 92 buildings, or approximately 4,799,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $1,080,381,000. As of September 30, 2021, we also owned a 6.0% interest in a joint venture which owned a portfolio of integrated senior health campuses and ancillary businesses.
Due to the ongoing coronavirus, or COVID-19, pandemic in the United States and globally, since March 2020, our residents, tenants, operating partners and managers have been materially impacted, and the prolonged economic impact remains

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
uncertain. As the COVID-19 pandemic is still impacting the healthcare system to a degree, it continues to present challenges for us as an owner and operator of healthcare facilities. Since its outset, the impacts of the COVID-19 pandemic have been significant, rapidly and continuously evolving and may continue into the future, especially due to the emergence of the Delta variant which has caused COVID-19 cases and deaths to increase significantly in recent months, making it difficult to ascertain the long-term impact the COVID-19 pandemic will have on real estate markets in which we own and/or operate properties and our portfolio of investments. We have evaluated the impacts of the COVID-19 pandemic on our business thus far and incorporated information concerning the impact of COVID-19 into our assessments of liquidity, impairment and collectability from tenants and residents as of September 30, 2021. We will continue to monitor such impacts and will adjust our estimates and assumptions based on the best available information.
Merger with Griffin-American Healthcare REIT III, Inc.
On June 23, 2021, we, our operating partnership, our wholly owned subsidiary, Continental Merger Sub, LLC, or merger sub, Griffin-American Healthcare REIT III, Inc., or GAHR III, and American Healthcare REIT Holdings, LP (formerly known as Griffin-American Healthcare REIT III Holdings, LP), or the surviving partnership, entered into an Agreement and Plan of Merger, or the Merger Agreement. On October 1, 2021, pursuant to the Merger Agreement, (i) GAHR III merged with and into merger sub, with merger sub being the surviving company, or the REIT Merger, and (ii) our operating partnership merged with and into the surviving partnership, with the surviving partnership being the surviving entity and being renamed American Healthcare REIT Holdings, LP, or the Partnership Merger, and, together with the REIT Merger, the Merger. As a result of and at the effective time of the Merger, the separate corporate existence of GAHR III and our operating partnership ceased.
Following the Merger, our company, combined with GAHR III, or the Combined Company, was renamed “American Healthcare REIT, Inc.” The REIT Merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Code.
AHI Acquisition
Also on June 23, 2021, the surviving partnership, our co-sponsors, Platform Healthcare Investor T-II, LLC, Flaherty Trust, Jeffrey T. Hanson, our former Chief Executive Officer and Chairman of the Board of Directors, Danny Prosky, our President and former Chief Operating Officer, and Mathieu B. Streiff, our former Executive Vice President, General Counsel, entered into a contribution and exchange agreement, or the Contribution Agreement, pursuant to which, among other things, the surviving partnership agreed to acquire a newly formed entity, or NewCo, which we refer to as the AHI Acquisition, that owned substantially all of the business and operations of one of our co-sponsors, American Healthcare Investors, as well as all of the equity interests in (i) Griffin-American Healthcare REIT III Advisor, LLC, or GAHR III Advisor, a subsidiary of American Healthcare Investors that served as the external advisor of GAHR III, and (ii) our advisor. On October 1, 2021, the AHI Acquisition closed immediately prior to the consummation of the Merger. Following the consummation of the Merger, the Combined Company has become a self-managed company.
The AHI Acquisition will be treated as a business combination for accounting purposes, with GAHR III as both the legal and accounting acquiror of NewCo. While we are the legal acquiror of GAHR III in the REIT Merger, GAHR III was determined to be the accounting acquiror in the REIT Merger transaction in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 805, Business Combinations, after considering the relative share ownership and the composition of the governing body of the Combined Company. As a result of the completion of the Merger and the AHI Acquisition, the historical information regarding our company’s structure, agreements and financial information presented within this Note 1 and throughout the rest of the Notes to Condensed Consolidated Financial Statements has materially changed; however, such information did apply to us as of September 30, 2021. See Note 20, Subsequent Events — Merger with Griffin-American Healthcare REIT III, Inc. and AHI Acquisition, for a further discussion about the Merger and the AHI Acquisition.
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
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
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of both September 30, 2021 and December 31, 2020, we owned greater than a 99.99% general partnership interest therein. Our advisor was a limited partner, and as of both September 30, 2021 and December 31, 2020, owned less than a 0.01% noncontrolling limited partnership interest in our operating partnership.
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

	Three Months Ended September 30,
	2021			2020
	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Senior housing — RIDEA	$150,000	$14,940,000	$15,090,000	$174,000	$18,774,000	$18,948,000

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Nine Months Ended September 30,
	2021			2020
	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Senior housing — RIDEA	$473,000	$45,706,000	$46,179,000	$746,000	$51,117,000	$51,863,000
The following tables disaggregate our resident fees and services revenue by payor class:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Private and other payors	$13,556,000	$17,300,000	$41,326,000	$46,766,000
Medicaid	1,534,000	1,648,000	4,853,000	5,097,000
Total resident fees and services	$15,090,000	$18,948,000	$46,179,000	$51,863,000
Accounts Receivable, Net — Resident Fees and Services
The beginning and ending balances of accounts receivable, net — resident fees and services are as follows:

	Medicaid	Private and Other Payors	Total
Beginning balance — January 1, 2021	$1,123,000	$358,000	$1,481,000
Ending balance — September 30, 2021	257,000	900,000	1,157,000
(Decrease)/increase	$(866,000)	$542,000	$(324,000)
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
As of September 30, 2021 and December 31, 2020, we had $2,219,000 and $2,086,000, respectively, in allowances, which were determined necessary to reduce receivables by our expected future credit losses. For the nine months ended September 30, 2021 and 2020, we increased allowances by $839,000 and $937,000, respectively, and reduced allowances for collections or adjustments by $350,000 and $126,000, respectively. For the nine months ended September 30, 2021 and 2020, $356,000 and $60,000, respectively, of our receivables were written off against the related allowances.
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Building and improvements	$892,743,000	$884,816,000
Land	109,771,000	109,444,000
Furniture, fixtures and equipment	9,315,000	8,599,000
	1,011,829,000	1,002,859,000
Less: accumulated depreciation	(104,726,000)	(81,279,000)
Total	$907,103,000	$921,580,000

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Depreciation expense for the three months ended September 30, 2021 and 2020 was $8,181,000 and $7,966,000, respectively, and for the nine months ended September 30, 2021 and 2020 was $24,025,000 and $23,698,000, respectively. For the three and nine months ended September 30, 2021, we incurred capital expenditures of $1,959,000 and $4,875,000, respectively, for our medical office buildings, $827,000 and $1,885,000, respectively, for our senior housing — RIDEA facilities and $31,000 and $31,000, respectively, for our skilled nursing facilities. We did not incur any capital expenditures for our senior housing facilities during the three and nine months ended September 30, 2021.
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
We accounted for our acquisition completed during the nine months ended September 30, 2021 as an asset acquisition. We incurred and capitalized the base acquisition fee and direct acquisition related expenses of $94,000. The following table summarizes the purchase price of the assets acquired at the time of acquisition based on their relative fair values:

2021 Acquisition
Building and improvements	$2,429,000
Land	327,000
In-place lease	288,000
Total assets acquired	$3,044,000
On April 1, 2021, we disposed of two senior housing facilities located in Fairfield and Sacramento, California for a contract sales price of $6,800,000. Such facilities were part of our existing Northern California Senior Housing Portfolio and were included within our senior housing – RIDEA reporting segment. We recognized a total net loss on such disposition of $184,000. Our advisor agreed to waive the $136,000 disposition fee and any expense reimbursements for such disposition that may otherwise have been due to our advisor pursuant to the Advisory Agreement. Our advisor did not receive any additional securities, shares of our stock or any other form of consideration or any repayment as a result of the waiver of such disposition fee and expense reimbursements.
4. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Amortized intangible assets:
In-place leases, net of accumulated amortization of $30,663,000 and $32,134,000 as of September 30, 2021 and December 31, 2020, respectively (with a weighted average remaining life of 8.8 years as of both September 30, 2021 and December 31, 2020)	$52,112,000	$61,166,000
Above-market leases, net of accumulated amortization of $1,252,000 and $1,009,000 as of September 30, 2021 and December 31, 2020, respectively (with a weighted average remaining life of 8.5 years and 9.1 years as of September 30, 2021 and December 31, 2020, respectively)	2,292,000	2,587,000
Unamortized intangible assets:
Certificates of need	348,000	348,000
Total	$54,752,000	$64,101,000
Amortization expense on identified intangible assets for the three months ended September 30, 2021 and 2020 was $2,358,000 and $4,728,000, respectively, which included $97,000 and $109,000, respectively, of amortization recorded as a decrease to real estate revenue for above-market leases in our accompanying condensed consolidated statements of operations. Amortization expense on identified intangible assets for the nine months ended September 30, 2021 and 2020 was $9,495,000 and $14,361,000, respectively, which included $296,000 and $329,000, respectively, of amortization recorded as a decrease to real estate revenue for above-market leases in our accompanying condensed consolidated statements of operations.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The aggregate weighted average remaining life of the identified intangible assets was 8.8 years as of both September 30, 2021 and December 31, 2020. As of September 30, 2021, estimated amortization expense on the identified intangible assets for the three months ending December 31, 2021 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2021	$2,396,000
2022	8,647,000
2023	7,390,000
2024	6,195,000
2025	5,017,000
Thereafter	24,759,000
Total	$54,404,000
5. Other Assets, Net
Other assets, net consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Investment in unconsolidated entity	$45,627,000	$46,653,000
Deferred rent receivables	15,101,000	12,395,000
Prepaid expenses, deposits and other assets	3,939,000	9,028,000
Lease commissions, net of accumulated amortization of $687,000 and $426,000 as of September 30, 2021 and December 31, 2020, respectively	3,763,000	2,399,000
Deferred financing costs, net of accumulated amortization of $4,808,000 and $3,397,000 as of September 30, 2021 and December 31, 2020, respectively(1)	313,000	1,724,000
Total	$68,743,000	$72,199,000
___________
(1)Deferred financing costs only include costs related to our line of credit and term loans. Amortization expense on deferred financing costs of our line of credit and term loans for the three months ended September 30, 2021 and 2020 was $470,000 and $471,000, respectively, and for the nine months ended September 30, 2021 and 2020 was $1,411,000 and $1,410,000, respectively, which is recorded to interest expense in our accompanying condensed consolidated statements of operations. See Note 7, Line of Credit and Term Loans, for a further discussion.
Investment in unconsolidated entity represents our interest in Trilogy REIT Holdings, LLC, or Trilogy, pursuant to an amended joint venture agreement with an indirect, wholly-owned subsidiary of NorthStar Healthcare Income, Inc. and a wholly-owned subsidiary of the surviving partnership. Trilogy owns a portfolio of integrated senior health campuses and ancillary businesses. As of September 30, 2021 and December 31, 2020, we owned a 6.0% interest in such joint venture and the unamortized basis difference of our investment in Trilogy of $16,448,000 and $16,791,000, respectively, was primarily attributable to the difference between the amount for which we purchased our interest in such joint venture, including transaction costs, and the historical carrying value of the net assets of such joint venture. This difference was being amortized over the remaining useful life of the related assets and included in income or loss from unconsolidated entity in our accompanying condensed consolidated statements of operations.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
6. Mortgage Loans Payable, Net
As of September 30, 2021 and December 31, 2020, mortgage loans payable were $18,291,000 ($17,409,000, net of discount/premium and deferred financing costs) and $18,766,000 ($17,827,000, net of discount/premium and deferred financing costs), respectively. As of September 30, 2021, we had three fixed-rate mortgage loans with interest rates ranging from 3.67% to 5.25% per annum, maturity dates ranging from April 1, 2025 to February 1, 2051 and a weighted average effective interest rate of 3.91%. As of December 31, 2020, we had three fixed-rate mortgage loans with interest rates ranging from 3.67% to 5.25% per annum, maturity dates ranging from April 1, 2025 to February 1, 2051 and a weighted average effective interest rate of 3.93%.
In January 2020, we paid off a mortgage loan payable with a principal balance of $7,738,000, which had an original maturity date of April 1, 2020. We did not incur any prepayment penalties or fees in connection with such payoff. The following table reflects the changes in the carrying amount of mortgage loans payable, net for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Beginning balance	$17,827,000	$26,070,000
Additions:
Amortization of deferred financing costs	20,000	33,000
Amortization of discount/premium on mortgage loans payable	37,000	37,000
Deductions:
Scheduled principal payments on mortgage loans payable	(475,000)	(8,166,000)
Ending balance	$17,409,000	$17,974,000
As of September 30, 2021, the principal payments due on our mortgage loans payable for the three months ending December 31, 2021 and for each of the next four years ending December 31 and thereafter were as follows:

Year	Amount
2021	$132,000
2022	651,000
2023	680,000
2024	711,000
2025	5,878,000
Thereafter	10,239,000
Total	$18,291,000
7. Line of Credit and Term Loans
We, through our operating partnership, as borrower, entered into a credit agreement, or the 2018 Credit Agreement, as amended, with Bank of America, N.A., or Bank of America; KeyBank, National Association, or KeyBank; Citizens Bank, National Association; Merrill Lynch, Pierce, Fenner & Smith Incorporated; KeyBanc Capital Markets, Inc., or KeyBanc Capital Markets; and the lenders named therein, to obtain a credit facility with an aggregate maximum principal amount of $530,000,000, or the 2018 Credit Facility. The 2018 Credit Facility consists of a senior unsecured revolving credit facility in the amount of $235,000,000 and senior unsecured term loan facilities in the aggregate amount of $295,000,000. The maximum principal amount of the 2018 Credit Facility may be increased by up to $120,000,000, for a total principal amount of $650,000,000, subject to certain conditions. The 2018 Credit Facility matures on November 19, 2021 and we intend to extend the maturity for one 12-month period pursuant to the terms of the 2018 Credit Agreement, as amended, subject to the satisfaction of certain conditions, including payment of an extension fee.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
At our option, the 2018 Credit Facility bears interest at per annum rates equal to (a)(i) the Eurodollar Rate, as defined in the 2018 Credit Agreement, as amended, plus (ii) a margin ranging from 1.70% to 2.20% based on our Consolidated Leverage Ratio, as defined in the 2018 Credit Agreement, as amended, or (b)(i) the greater of: (1) the prime rate publicly announced by Bank of America (2) the Federal Funds Rate, as defined in the 2018 Credit Agreement, as amended, plus 0.50%, (3) the one-month Eurodollar Rate plus 1.00%, and (4) 0.00%, plus (ii) a margin ranging from 0.70% to 1.20% based on our Consolidated Leverage Ratio.
As of both September 30, 2021 and December 31, 2020, our aggregate borrowing capacity under the 2018 Credit Facility was $530,000,000. As of September 30, 2021 and December 31, 2020, borrowings outstanding totaled $488,900,000 and $476,900,000, respectively, and the weighted average interest rate on such borrowings outstanding was 2.05% and 2.12%, respectively, per annum.
On October 1, 2021, we entered into a Second Amendment to the 2018 Credit Agreement, or the Amendment. See Note 20, Subsequent Events — Lines of Credit and Term Loans — Amendment to 2018 Credit Facility, for a further discussion.
8. Derivative Financial Instruments
We use derivative financial instruments to manage interest rate risk associated with our variable-rate term loans and we record such derivative financial instruments in our accompanying condensed consolidated balance sheets as either an asset or a liability measured at fair value. The following table lists the derivative financial instruments held by us as of September 30, 2021 and December 31, 2020, which are included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets:

					Fair Value
Instrument	Notional Amount	Index	Interest Rate	Maturity Date	September 30, 2021	December 31, 2020
Swap	$139,500,000	one month LIBOR	2.49%	11/19/21	$(455,000)	$(2,915,000)
Swap	58,800,000	one month LIBOR	2.49%	11/19/21	(192,000)	(1,229,000)
Swap	45,000,000	one month LIBOR	0.20%	11/19/21	(7,000)	(27,000)
Swap	36,700,000	one month LIBOR	2.49%	11/19/21	(120,000)	(766,000)
Swap	15,000,000	one month LIBOR	2.53%	11/19/21	(50,000)	(318,000)
	$295,000,000				$(824,000)	$(5,255,000)
As of both September 30, 2021 and December 31, 2020, none of our derivative financial instruments were designated as hedges. For the three months ended September 30, 2021 and 2020, we recorded $1,514,000 and $1,450,000, respectively, and for the nine months ended September 30, 2021 and 2020, we recorded $4,431,000 and $(2,302,000), respectively, as a decrease (increase) to interest expense in our accompanying condensed consolidated statements of operations related to the change in the fair value of our derivative financial instruments.
See Note 14, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments.
9. Identified Intangible Liabilities, Net
As of September 30, 2021 and December 31, 2020, identified intangible liabilities, net consisted of below-market leases of $1,115,000 and $1,295,000, respectively, net of accumulated amortization of $730,000 and $608,000, respectively. Amortization expense on below-market leases for the three months ended September 30, 2021 and 2020 was $59,000 and $78,000, respectively, and for the nine months ended September 30, 2021 and 2020 was $181,000 and $239,000, respectively, which was recorded as an increase to real estate revenue in our accompanying condensed consolidated statements of operations.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The weighted average remaining life of below-market leases was 12.0 years and 11.6 years as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, estimated amortization expense on below-market leases for the three months ending December 31, 2021 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2021	$55,000
2022	217,000
2023	207,000
2024	161,000
2025	123,000
Thereafter	352,000
Total	$1,115,000
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
11. Redeemable Noncontrolling Interests
As of both September 30, 2021 and December 31, 2020, our advisor owned all of the 208 limited partnership units outstanding in our operating partnership. As of both September 30, 2021 and December 31, 2020, we owned greater than a 99.99% general partnership interest in our operating partnership, and our advisor owned less than a 0.01% limited partnership interest in our operating partnership. Our advisor was entitled to special redemption rights of its limited partnership units. The noncontrolling interest of our advisor in our operating partnership, which had redemption features outside of our control, was accounted for as a redeemable noncontrolling interest and was presented outside of permanent equity in our accompanying condensed consolidated balance sheets as of both September 30, 2021 and December 31, 2020. In connection with the AHI Acquisition, on October 1, 2021, GAHR III redeemed all 208 limited partnership units in our operating partnership owned by our advisor for approximately $2,000.
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions; or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Beginning balance	$2,618,000	$1,462,000
Additions	125,000	1,118,000
Distributions	(8,000)	(81,000)
Adjustment to redemption value	167,000	530,000
Net loss attributable to redeemable noncontrolling interests	(310,000)	(332,000)
Ending balance	$2,592,000	$2,697,000
12. Equity
Preferred Stock
As of September 30, 2021, pursuant to our Third Articles of Amendment and Restatement, as supplemented, or our charter, we were authorized to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of both September 30, 2021 and December 31, 2020, no shares of our preferred stock were issued and outstanding.
Common Stock
As of September 30, 2021, our charter authorized us to issue 1,000,000,000 shares of our common stock, par value $0.01 per share, whereby 900,000,000 shares were classified as Class T common stock and 100,000,000 shares were classified as Class I common stock. See Note 20, Subsequent Events — Amendments to Articles of Incorporation, for a discussion of an amendment to our charter filed on October 1, 2021. Each share of our common stock, regardless of class, will be entitled to one vote per share on matters presented to the common stockholders for approval; provided, however, that stockholders of one share class shall have exclusive voting rights on any amendment to our charter that would alter only the contract rights of that share class, and no stockholders of another share class shall be entitled to vote thereon. As of both September 30, 2021 and December 31, 2020, our advisor owned 20,833 shares of our Class T common stock. In connection with the AHI Acquisition, on October 1, 2021, GAHR III redeemed all 20,833 shares of our Class T common stock owned by our advisor for approximately $192,000.
On February 15, 2019, we terminated our initial offering and we continued to offer shares of our common stock pursuant to the 2019 DRIP Offering. On March 18, 2021, our board authorized the suspension of the DRIP effective with distributions declared for the month of April 2021; however, on October 4, 2021, our board reinstated the DRIP. See the “Distribution Reinvestment Plan” section below for a further discussion. Through September 30, 2021, we had issued 75,639,681 aggregate shares of our Class T and Class I common stock in connection with the primary portion of our initial offering and 8,177,085 aggregate shares of our Class T and Class I common stock pursuant to our DRIP Offerings. We also granted an aggregate of 105,000 shares of our restricted Class T common stock to our independent directors and repurchased 2,211,338 shares of our common stock under our share repurchase plan through September 30, 2021. As of September 30, 2021 and December 31, 2020, we had 81,731,261 and 81,339,337 aggregate shares of our Class T and Class I common stock, respectively, issued and outstanding.
Distribution Reinvestment Plan
We had registered and reserved $150,000,000 in shares of our common stock for sale pursuant to the DRIP in our initial offering. The DRIP allowed stockholders to purchase additional Class T shares and Class I shares of our common stock through the reinvestment of distributions during our initial offering. Pursuant to the DRIP, distributions with respect to Class T shares were reinvested in Class T shares and distributions with respect to Class I shares were reinvested in Class I shares. On February 15, 2019, we terminated our initial offering and continued to offer up to $100,000,000 in shares of our common stock pursuant to the 2019 DRIP Offering. In connection with our special committee’s strategic alternative review process and in order to facilitate a strategic transaction, on March 18, 2021, our board authorized the suspension of the DRIP, effective as of April 1, 2021. As a consequence of the suspension of the DRIP, beginning with the April 2021 distributions, which were paid in May 2021, there were no further issuances of shares pursuant to the DRIP, and stockholders who are participants in the DRIP received or will receive cash distributions instead. On October 4, 2021, our board authorized the reinstatement of the DRIP. See Note 20, Subsequent Events — Reinstatement of the DRIP, for a further discussion.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
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
For the three months ended September 30, 2021, there were no distributions reinvested or shares issued due to the suspension of the DRIP. For the three months ended September 30, 2020, $4,247,000 in distributions were reinvested and 445,239 shares of our common stock were issued pursuant to our DRIP Offerings. For the nine months ended September 30, 2021 and 2020, $5,499,000 and $15,681,000, respectively, in distributions were reinvested, and 581,491 and 1,643,731 shares of our common stock, respectively, were issued pursuant to our DRIP Offerings. As of September 30, 2021 and December 31, 2020, a total of $77,991,000 and $72,492,000, respectively, in distributions were cumulatively reinvested that resulted in 8,177,085 and 7,595,594 shares of our common stock, respectively, being issued pursuant to our DRIP Offerings.
Share Repurchase Plan
Due to the impact the COVID-19 pandemic has had on the United States and globally, and the ongoing uncertainty of the severity and duration of the COVID-19 pandemic and its effects, beginning in March 2020, our board decided to take steps to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects. As a result, on March 31, 2020, our board suspended our share repurchase plan with respect to all repurchase requests other than repurchases resulting from the death or qualifying disability of stockholders, beginning with share repurchase requests submitted for repurchase during the second quarter of 2020. Repurchase requests resulting from the death or qualifying disability of stockholders were not suspended, but remained subject to all terms and conditions of our share repurchase plan, including our board’s discretion to determine whether we have sufficient funds available to repurchase any shares. In connection with our special committee’s strategic alternative review process and in order to facilitate a strategic transaction, on March 18, 2021, our board approved the suspension of our share repurchase plan with respect to all repurchase requests received by us after February 28, 2021, including repurchases resulting from the death or qualifying disability of stockholders. On October 4, 2021, our board authorized the partial reinstatement of our share repurchase plan. See Note 20, Subsequent Events — Amendments to and Partial Reinstatement of Share Repurchase Plan, for a further discussion.
Our share repurchase plan allows for repurchases of shares of our common stock by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board. Subject to the availability of the funds for share repurchases, we will limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided, however, that shares subject to a repurchase requested upon the death of a stockholder are not subject to this cap. Funds for the repurchase of shares of our common stock come exclusively from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to our DRIP Offerings.
During our initial offering and with respect to shares repurchased for the quarter ended March 31, 2019, the repurchase amount for shares repurchased under our share repurchase plan was equal to the lesser of (i) the amount per share that a stockholder paid for their shares of our common stock, or (ii) the per share offering price in our initial offering. Commencing with shares repurchased for the quarter ended June 30, 2019, the repurchase amount for shares repurchased under our share repurchase plan is the lesser of (i) the amount per share the stockholder paid for their shares of our common stock, or (ii) the most recent estimated value of one share of the applicable class of common stock as determined by our board. However, if shares of our common stock were repurchased in connection with a stockholder’s death or qualifying disability, the repurchase price was no less than 100% of the price paid to acquire the shares of our common stock from us. On October 4, 2021, we amended and restated our share repurchase plan to change the repurchase price with respect to repurchases resulting from the death or qualifying disability of stockholders. See Note 20, Subsequent Events — Amendments to and Partial Reinstatement of Share Repurchase Plan, for a further discussion.
For the three months ended September 30, 2021, we did not repurchase any shares of our common stock due to the suspension of our share repurchase plan. For the three months ended September 30, 2020, we repurchased 71,551 shares of our common stock for an aggregate of $706,000 at an average repurchase price of $9.87 per share. For the nine months ended September 30, 2021 and 2020, we repurchased 189,567 and 578,111 shares of our common stock, respectively, for an aggregate of $1,874,000 and $5,349,000, respectively, at an average repurchase price of $9.88 and $9.25 per share, respectively. As of September 30, 2021 and December 31, 2020, we cumulatively repurchased 2,211,338 and 2,021,771 shares of our common stock, respectively, for an aggregate of $20,744,000 and $18,870,000, respectively, at an average repurchase price of $9.38 and $9.33 per share, respectively. All shares were repurchased using the cumulative proceeds we received from the sale of shares of our common stock pursuant to our DRIP Offerings.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Noncontrolling Interest
In connection with our acquisition of Louisiana Senior Housing Portfolio on January 3, 2020, as of both September 30, 2021 and December 31, 2020, we owned an approximate 90.0% interest in our consolidated joint venture that owns such properties. As such, 10.0% of the net earnings of the joint venture were allocated to noncontrolling interests in our accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and for the period from January 3, 2020 through September 30, 2020, and the carrying amount of such noncontrolling interest is presented in total equity in our accompanying condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020.
13. Related Party Transactions
Fees and Expenses Paid to Affiliates
As of September 30, 2021, all of our executive officers and one of our non-independent directors were also executive officers and employees and/or holders of a direct or indirect interest in our advisor, one of our co-sponsors or other affiliated entities. We were affiliated with our advisor, American Healthcare Investors and AHI Group Holdings; however, we were not affiliated with Griffin Capital, our dealer manager, Digital Bridge or Mr. Flaherty. We entered into the Advisory Agreement, as amended, which entitled our advisor and its affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. Our board, including a majority of our independent directors, reviewed the material transactions between our affiliates and us during the nine months ended September 30, 2021. We believe that we have executed all of the transactions set forth below on terms that are fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties.
Fees and expenses to our affiliates incurred for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Asset management fees(1)	$2,454,000	$2,446,000	$7,359,000	$7,292,000
Property management fees(2)	383,000	376,000	1,124,000	1,100,000
Lease fees(3)	211,000	117,000	632,000	254,000
Construction management fees(4)	36,000	12,000	98,000	76,000
Operating expenses(5)	24,000	37,000	103,000	122,000
Development fees(6)	19,000	22,000	74,000	24,000
Base acquisition fees and reimbursement of acquisition expenses(7)	2,000	35,000	184,000	1,476,000
Total	$3,129,000	$3,045,000	$9,574,000	$10,344,000
__________
(1)Asset management fees were included in general and administrative in our accompanying condensed consolidated statements of operations.
(2)Property management fees were included in rental expenses or general and administrative expenses in our accompanying condensed consolidated statements of operations, depending on the property type from which the fee was incurred.
(3)Lease fees were capitalized as costs of entering into new leases and included in other assets, net in our accompanying condensed consolidated balance sheets, and amortized over the term of the lease.
(4)Construction management fees were capitalized as part of the associated asset and included in real estate investments, net in our accompanying condensed consolidated balance sheets.
(5)We reimbursed our advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations. For the 12 months ended September 30, 2021 and 2020, our operating expenses did not exceed such

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
limitations. Operating expenses were generally included in general and administrative in our accompanying condensed consolidated statements of operations.
(6)Development fees were expensed as incurred and included in business acquisition expenses in our accompanying condensed consolidated statements of operations.
(7)Such amounts were capitalized as part of the associated asset and included in real estate investments, net in our accompanying condensed consolidated balance sheets or were expensed as incurred and included in business acquisition expenses in our accompanying condensed consolidated statements of operations, as applicable.
Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of September 30, 2021 and December 31, 2020:

Fee	September 30, 2021	December 31, 2020
Lease commissions	$210,000	$8,000
Operating expenses	34,000	10,000
Property management fees	32,000	117,000
Construction management fees	31,000	33,000
Development fees	16,000	64,000
Asset management fees	1,000	814,000
Total	$324,000	$1,046,000
14. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2021, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivative financial instruments	$—	$824,000	$—	$824,000
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
There were no transfers into or out of fair value measurement levels during the nine months ended September 30, 2021 and 2020.
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
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
Although we have determined that the majority of the inputs used to value our derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of September 30, 2021, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Financial Instruments Disclosed at Fair Value
Our accompanying condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and accrued liabilities, accounts payable due to affiliates, mortgage loans payable and borrowings under the 2018 Credit Facility.
We consider the carrying values of cash and cash equivalents, restricted cash, accounts and other receivables and accounts payable and accrued liabilities to approximate the fair values for these financial instruments based upon the short period of time between origination of the instruments and their expected realization. The fair value of accounts payable due to affiliates is not determinable due to the related party nature of the accounts payable. These financial assets and liabilities are measured at fair value on a recurring basis based on quoted prices in active markets for identical assets and liabilities, and therefore are classified as Level 1 in the fair value hierarchy.
The fair values of our mortgage loans payable and the 2018 Credit Facility are estimated using discounted cash flow analyses using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that our mortgage loans payable and the 2018 Credit Facility are classified in Level 2 within the fair value hierarchy as reliance is placed on inputs other than quoted prices that are observable, such as interest rates and yield curves. The carrying amounts and estimated fair values of such financial instruments as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021		December 31, 2020
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Financial Liabilities:
Mortgage loans payable	$17,409,000	$20,891,000	$17,827,000	$22,052,000
Line of credit and term loans	$488,587,000	$488,995,000	$475,176,000	$477,651,000
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The components of income tax benefit or expense for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Federal deferred	$(914,000)	$(863,000)	$(2,717,000)	$(2,134,000)
State deferred	(232,000)	(327,000)	(791,000)	(721,000)
Federal current	—	(37,000)	—	—
State current	—	(2,000)	—	—
Valuation allowance	1,146,000	1,190,000	3,508,000	2,855,000
Total income tax benefit	$—	$(39,000)	$—	$—
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
We recognize the financial statement effects of an uncertain tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of both September 30, 2021 and December 31, 2020, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of both September 30, 2021 and December 31, 2020, our valuation allowance fully reserves the net deferred tax asset due to inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
16. Leases
Lessor
We have operating leases with tenants that expire at various dates through 2040. For the three months ended September 30, 2021 and 2020, we recognized $22,120,000 and $21,519,000 of real estate revenue, respectively, related to operating lease payments, of which $5,013,000 and $4,592,000, respectively, was for variable lease payments. For the nine months ended September 30, 2021 and 2020, we recognized $66,054,000 and $64,824,000 of real estate revenue, respectively, related to operating lease payments, of which $14,817,000 and $13,861,000, respectively, was for variable lease payments. As of September 30, 2021, the following table sets forth the undiscounted cash flows for future minimum base rents due under operating leases for the three months ending December 31, 2021 and for each of the next four years ending December 31 and thereafter for the properties that we wholly own:

Year	Amount
2021	$16,361,000
2022	64,121,000
2023	60,213,000
2024	54,662,000
2025	49,138,000
Thereafter	283,142,000
Total	$527,637,000
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
For the three months ended September 30, 2021 and 2020, operating lease costs were $226,000 and $206,000, respectively, and for the nine months ended September 30, 2021 and 2020, operating lease costs were $644,000 and $643,000, respectively, which are included in rental expenses in our accompanying condensed consolidated statements of operations. Such costs also include variable lease costs, which are immaterial. Additional information related to our operating leases for the periods presented below was as follows:

	September 30, 2021	December 31, 2020
Weighted average remaining lease term (in years)	78.7	79.5
Weighted average discount rate	5.74%	5.74%

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of September 30, 2021, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the three months ending December 31, 2021 and for each of the next four years ending December 31 and thereafter, as well as the reconciliation of those cash flows to operating lease liabilities on our accompanying condensed consolidated balance sheet:

Year	Amount
2021	$213,000
2022	526,000
2023	530,000
2024	534,000
2025	538,000
Thereafter	46,565,000
Total undiscounted operating lease payments	48,906,000
Less: interest	38,885,000
Present value of operating lease liabilities	$10,021,000
17. Segment Reporting
As of September 30, 2021, we evaluated our business and made resource allocations based on four reportable business segments — medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities. Our medical office buildings are typically leased to multiple tenants under separate leases, thus requiring active management and responsibility for many of the associated operating expenses (much of which are, or can effectively be, passed through to the tenants). Our senior housing and skilled nursing facilities are primarily single-tenant properties for which we lease the facilities to unaffiliated tenants under triple-net and generally master leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Our senior housing — RIDEA properties include senior housing facilities that are owned and operated utilizing a RIDEA structure.
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Summary information for the reportable segments during the three and nine months ended September 30, 2021 and 2020 was as follows:

	Medical Office Buildings	Senior Housing — RIDEA	Skilled Nursing Facilities	Senior Housing	Three Months Ended September 30, 2021
Revenues:
Real estate revenue	$16,921,000	$—	$2,996,000	$2,203,000	$22,120,000
Resident fees and services	—	15,090,000	—	—	15,090,000
Total revenues	16,921,000	15,090,000	2,996,000	2,203,000	37,210,000
Expenses:
Rental expenses	6,072,000	—	145,000	172,000	6,389,000
Property operating expenses	—	14,540,000	—	—	14,540,000
Segment net operating income	$10,849,000	$550,000	$2,851,000	$2,031,000	$16,281,000
Expenses:
General and administrative					$4,304,000
Business acquisition expenses					3,800,000
Depreciation and amortization					10,746,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)					(4,961,000)
Gain in fair value of derivative financial instruments					1,514,000
Gain on disposition of real estate investments					15,000
Income from unconsolidated entity					70,000
Other income					33,000
Total net other expense					(3,329,000)
Net loss					$(5,898,000)

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Medical Office Buildings	Senior Housing — RIDEA	Skilled Nursing Facilities	Senior Housing	Three Months Ended September 30, 2020
Revenues and grant income:
Real estate revenue	$16,338,000	$—	$2,979,000	$2,202,000	$21,519,000
Resident fees and services	—	18,948,000	—	—	18,948,000
Grant income	—	864,000	—	—	864,000
Total revenues and grant income	16,338,000	19,812,000	2,979,000	2,202,000	41,331,000
Expenses:
Rental expenses	5,607,000	—	125,000	173,000	5,905,000
Property operating expenses	—	17,397,000	—	—	17,397,000
Segment net operating income	$10,731,000	$2,415,000	$2,854,000	$2,029,000	$18,029,000
Expenses:
General and administrative					$3,672,000
Business acquisition expenses					57,000
Depreciation and amortization					12,669,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)					(4,839,000)
Gain in fair value of derivative financial instruments					1,450,000
Impairment of real estate investments					(3,064,000)
Loss from unconsolidated entity					(377,000)
Other income					8,000
Total net other expense					(6,822,000)
Loss before income taxes					(5,191,000)
Income tax benefit					39,000
Net loss					$(5,152,000)

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Medical Office Buildings	Senior Housing — RIDEA	Skilled Nursing Facilities	Senior Housing	Nine Months Ended September 30, 2021
Revenues:
Real estate revenue	$50,478,000	$—	$8,987,000	$6,589,000	$66,054,000
Resident fees and services	—	46,179,000	—	—	46,179,000
Total revenues	50,478,000	46,179,000	8,987,000	6,589,000	112,233,000
Expenses:
Rental expenses	17,503,000	—	470,000	569,000	18,542,000
Property operating expenses	—	44,179,000	—	—	44,179,000
Segment net operating income	$32,975,000	$2,000,000	$8,517,000	$6,020,000	$49,512,000
Expenses:
General and administrative					$11,710,000
Business acquisition expenses					6,552,000
Depreciation and amortization					33,745,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)					(14,556,000)
Gain in fair value of derivative financial instruments					4,431,000
Loss on disposition of real estate investments					(184,000)
Loss from unconsolidated entity					(1,027,000)
Other income					49,000
Total net other expense					(11,287,000)
Net loss					$(13,782,000)

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Medical Office Buildings	Senior Housing — RIDEA	Skilled Nursing Facilities	Senior Housing	Nine Months Ended September 30, 2020
Revenues and grant income:
Real estate revenue	$49,184,000	$—	$8,984,000	$6,656,000	$64,824,000
Resident fees and services	—	51,863,000	—	—	51,863,000
Grant income	—	864,000	—	—	864,000
Total revenues and grant income	49,184,000	52,727,000	8,984,000	6,656,000	117,551,000
Expenses:
Rental expenses	16,616,000	—	459,000	648,000	17,723,000
Property operating expenses	—	44,856,000	—	—	44,856,000
Segment net operating income	$32,568,000	$7,871,000	$8,525,000	$6,008,000	$54,972,000
Expenses:
General and administrative					$11,960,000
Business acquisition expenses					74,000
Depreciation and amortization					37,919,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)					(15,123,000)
Loss in fair value of derivative financial instruments					(2,302,000)
Impairment of real estate investments					(3,064,000)
Income from unconsolidated entity					952,000
Other income					278,000
Total net other expense					(19,259,000)
Net loss					$(14,240,000)
Assets by reportable segment as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
Medical office buildings	$570,415,000	$583,131,000
Senior housing — RIDEA	227,978,000	238,910,000
Skilled nursing facilities	115,565,000	119,247,000
Senior housing	97,243,000	100,370,000
Other	52,695,000	51,115,000
Total assets	$1,063,896,000	$1,092,773,000

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
18. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents, restricted cash and accounts and other receivables. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of September 30, 2021 and December 31, 2020, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. In general, we perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of September 30, 2021, two states in the United States accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized NOI. Our properties located in Missouri and Michigan accounted for approximately 12.4% and 10.6%, respectively, of our total property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
Based on leases in effect as of September 30, 2021, our four reportable business segments, medical office buildings, skilled nursing facilities, senior housing and senior housing — RIDEA, accounted for 68.9%, 14.9%, 10.7% and 5.5%, respectively, of our total property portfolio’s annualized base rent or annualized NOI.
As of September 30, 2021, we had one tenant that accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized NOI, as follows:

Tenant	Annualized Base Rent/ NOI(1)	Percentage of Annualized Base Rent/NOI	Real Estate Investment	Reportable Segment	GLA (Sq Ft)	Lease Expiration Date
RC Tier Properties, LLC	$7,937,000	11.3%	Missouri SNF Portfolio	Skilled Nursing	385,000	09/30/33
___________
(1)Amount is based on contractual base rent from leases in effect as of September 30, 2021 for our non–RIDEA properties and annualized NOI for our senior housing — RIDEA facilities. The loss of this tenant or its inability to pay rent could have a material adverse effect on our business and results of operations.
19. Per Share Data
Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $3,000 and $4,000, respectively, for the three months ended September 30, 2021 and 2020 and $12,000 and $15,000, respectively, for the nine months ended September 30, 2021 and 2020. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and redeemable limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock. As of September 30, 2021 and 2020, there were 27,000 and 45,000 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of both September 30, 2021 and 2020, there were 208 redeemable limited partnership units of our operating partnership outstanding, but such units were excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
20. Subsequent Events
Merger with Griffin-American Healthcare REIT III, Inc. and AHI Acquisition
As discussed in Note 1, Organization and Description of Business, on October 1, 2021, we completed the REIT Merger pursuant to the Merger Agreement with GAHR III. At the effective time of the REIT Merger, each issued and outstanding share of GAHR III’s common stock, $0.01 par value per share, converted into the right to receive 0.9266 shares of our Class I common stock, $0.01 par value per share. Further, at the effective time of the Partnership Merger, (i) each unit of limited partnership interest in the surviving partnership outstanding as of immediately prior to the effective time of the Partnership Merger was converted automatically into the right to receive 0.9266 of a Partnership Class I Unit, as defined in the agreement of limited partnership, as amended, of the surviving partnership and (ii) each unit of limited partnership interest in our operating partnership outstanding as of immediately prior to the effective time of the Partnership Merger was converted automatically into the right to receive one unit of limited partnership interest of the surviving partnership of like class.
Also on October 1, 2021, the AHI Acquisition closed immediately prior to the consummation of the Merger and pursuant to the Contribution Agreement, American Healthcare Investors contributed substantially all of its business and operations to the surviving partnership, including its interest in GAHR III Advisor and our advisor, and Griffin Capital contributed its current ownership interest in GAHR III Advisor and our advisor to the surviving partnership. In exchange for these contributions, the surviving partnership issued limited partnership units, or Surviving Partnership OP Units. Subject to working capital and other customary adjustments, the total approximate value of these Surviving Partnership OP Units at the time of consummation of the transactions contemplated by the Contribution Agreement was approximately $131,674,000, with a reference value for purposes thereof of $8.71 per unit, such that the surviving partnership issued 15,117,529 Surviving Partnership OP Units as consideration, or the Closing Date Consideration. The Combined Company following the Merger has become self-managed and was named “American Healthcare REIT, Inc.”
In addition to the Closing Date Consideration, we may in the future pay cash “earnout” consideration to American Healthcare Investors based on the fees that we may earn from our potential sponsorship of, and investment advisory services rendered to, American Healthcare RE Fund, L.P., a healthcare-related, real-estate-focused, private investment fund currently under consideration by American Healthcare Investors, or the Earnout Consideration. The Earnout Consideration is uncapped in amount and, if ever payable by us to American Healthcare Investors, will be due on the seventh anniversary of the closing of the AHI Acquisition (subject to acceleration in certain events, including if we achieve certain fee-generation milestones from our sponsorship of the private investment fund). American Healthcare Investors’ ability to receive the Earnout Consideration is also subject to vesting conditions relating to the private investment fund’s deployed equity capital and the continuous employment of at least two of its principals throughout the vesting period.
Amendments to Articles of Incorporation
On October 1, 2021, we filed the Fourth Articles of Amendment and Restatement to our charter, or the Charter Amendment, with the State Department of Assessments and Taxation of Maryland, and the Charter Amendment became effective upon filing. The changes to the Charter Amendment include, among other things, the following: (i) the removal of certain limitations relating to (a) suitability of stockholders and (b) collection of an internalization fee; (ii) the removal or revision of certain limitations required by the North American Securities Administrators Association and making other conforming and ministerial changes; (iii) revisions in order to bring our charter more in line with those of publicly-listed companies; and (iv) the change in common stock we are authorized to issue from 900,000,000 shares classified as Class T common stock and 100,000,000 shares classified as Class I common stock to 200,000,000 shares classified as Class T common stock and 800,000,000 shares classified as Class I common stock.
Second Amended and Restated Agreement of Limited Partnership
On October 1, 2021, in connection with the Partnership Merger, merger sub entered into the Second Amended and Restated Agreement of Limited Partnership of American Healthcare REIT, Inc., which amends and supersedes the Amended and Restated Agreement of Limited Partnership of the surviving partnership, or the Operating Partnership Agreement. The Operating Partnership Agreement reflects, among other things, the following: (i) the change of the surviving partnership’s name to “American Healthcare REIT Holdings, LP,” (ii) the change of the general partner of the surviving partnership to merger sub, (iii) the conversion of units of partnership interest in the surviving partnership outstanding as of immediately prior to the effective time of the Partnership Merger into “Partnership Class I Units” pursuant to the Partnership Merger, (iv) the conversion of units of partnership interest in our operating partnership outstanding as of immediately prior to the effective time of the Partnership Merger into units of limited partnership interest of the surviving partnership of like class, and (v) to make other updates to reflect the effects of the mergers consummated pursuant to the Merger Agreement.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Lines of Credit and Term Loans
Amendment to 2018 Credit Facility
On October 1, 2021, we entered into the Amendment, which provide for, among other things, the following: (i) revisions to financial covenant calculations to exclude the assets, liabilities and operating performance of Trilogy or any subsidiary thereof; (ii) our operating partnership to pledge the equity interests in each direct and indirect subsidiary that owns an unencumbered asset; (iii) updates regarding restrictions and limitations on certain investments during the remainder of the term of the 2018 Credit Facility; and (iv) updates to the certain financial covenants to reflect the Combined Company subsequent to the Merger.
Assumption of Obligations Under GAHR III 2019 Corporate Line of Credit
On October 1, 2021, upon consummation of the Merger, we assumed GAHR III’s obligations, through the surviving partnership, under the credit agreement, as amended, or the 2019 Corporate Credit Agreement, with Bank of America, KeyBank, Citizens Bank, and a syndicate of other banks, as lenders, with respect to a credit facility with a maximum principal amount of $480,000,000, or the 2019 Corporate Line of Credit. The 2019 Corporate Line of Credit consists of a senior unsecured term loan facility in an amount of $480,000,000. The maximum principal amount of term loans under the 2019 Corporate Line of Credit may be increased by up to $370,000,000, for a total principal amount of $850,000,000, subject to certain conditions. The 2019 Corporate Line of Credit matures on January 25, 2022 and may be extended for one 12-month period during the term of the 2019 Corporate Credit Agreement, subject to satisfaction of certain conditions, including payment of an extension fee. Upon consummation of the Merger, a previously available $150,000,000 senior unsecured revolving credit facility was cancelled, and a ratable amendment to certain financial covenants to account for the Combined Company was made.
At our option, the 2019 Corporate Line of Credit bears interest at per annum rates equal to (a) (i) the Eurodollar Rate, as defined in the 2019 Corporate Credit Agreement, plus (ii) a margin ranging from 1.85% to 2.80% based on the Consolidated Leverage Ratio, as defined in the 2019 Corporate Credit Agreement, or (b) (i) the greater of: (1) the prime rate publicly announced by Bank of America, (2) the Federal Funds Rate, as defined in the 2019 Corporate Credit Agreement, plus 0.50%, (3) the one-month Eurodollar Rate plus 1.00%, and (4) 0.00%, plus (ii) a margin ranging from 0.85% to 1.80% based on the Consolidated Leverage Ratio. Accrued interest on the 2019 Corporate Line of Credit is payable monthly. The loans may be repaid in whole or in part without prepayment premium or penalty, subject to certain conditions.
Assumption of GAHR III Obligations Under 2019 Trilogy Credit Facility
On October 1, 2021, upon consummation of the Merger, we assumed GAHR III’s obligations under the amended and restated loan agreement, or the 2019 Trilogy Credit Agreement, with KeyBank; CIT Bank, N.A.; Regions Bank; KeyBanc Capital Markets; Regions Capital Markets; Bank of America; The Huntington National Bank; and a syndicate of other banks, as lenders named therein, regarding a senior secured revolving credit facility with an aggregate maximum principal amount of $360,000,000, consisting of: (i) a $325,000,000 secured revolver supported by real estate assets and ancillary business cash flow and (ii) a $35,000,000 accounts receivable revolving credit facility supported by eligible accounts receivable, or the 2019 Trilogy Credit Facility. We may obtain up to $35,000,000 in the form of swing line loans and up to $15,000,000 in the form of standby letters of credit under the 2019 Trilogy Credit Facility. The proceeds of the 2019 Trilogy Credit Facility may be used for acquisitions, debt repayment and general corporate purposes. The maximum principal amount of the 2019 Trilogy Credit Facility may be increased by up to $140,000,000, for a total principal amount of $500,000,000, subject to certain conditions. The 2019 Trilogy Credit Facility matures on September 5, 2023 and may be extended for one 12-month period during the term of the 2019 Trilogy Credit Agreement, subject to the satisfaction of certain conditions, including payment of an extension fee.
At our option, the 2019 Trilogy Credit Facility bears interest at per annum rates equal to (a) the London Inter-Bank Offer Rate, or LIBOR, plus 2.75% for LIBOR Rate Loans, as defined in the 2019 Trilogy Credit Agreement, and (b) for Base Rate Loans, as defined in the 2019 Trilogy Credit Agreement, 1.75% plus the greater of: (i) the fluctuating annual rate of interest announced from time to time by KeyBank as its prime rate, (ii) 0.50% above the Federal Funds Effective Rate, as defined in the 2019 Trilogy Credit Agreement, and (iii) 1.00% above the one-month LIBOR. Accrued interest on the 2019 Trilogy Credit Facility is payable monthly. The 2019 Trilogy Credit Facility may be repaid in whole or in part without prepayment fees or penalty, subject to certain conditions. We are required to pay fees on the unused portion of the lenders’ commitments under the 2019 Trilogy Credit Facility, with respect to any day during a calendar quarter, at a per annum rate equal to (a) 0.15% if the sum of the Aggregate Real Estate Revolving Credit Obligations, as defined in the 2019 Trilogy Credit Agreement, outstanding on such day is greater than 50.00% of the commitments or 0.20% if the sum of the Aggregate Real Estate Revolving Credit Obligations on such day is less than or equal to 50.00% of the commitments, and (b) 0.15% if the sum of the Aggregate A/R Revolving Credit Obligations, as defined in the 2019 Trilogy Credit Agreement, outstanding on such day is greater than 50.00% of the commitments or 0.20% if the sum of the Aggregate A/R Revolving Credit Obligations on such day is less than or equal to 50.00% of the commitments, which fees shall be measured and payable on a quarterly basis.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Reinstatement of the DRIP
On October 4, 2021, our board reinstated the DRIP and as a result, beginning with the October 2021 distribution, which was paid in November 2021, stockholders who previously enrolled as participants in the DRIP (including former GAHR III stockholders who participated in the GAHR III distribution reinvestment plan) received or will receive distributions in shares of our common stock pursuant to the terms of the DRIP, instead of cash distributions.
Amendments to and Partial Reinstatement of Share Repurchase Plan
On October 4, 2021, our board authorized our amended and restated share repurchase plan that included the change in the repurchase price with respect to repurchases resulting from the death or qualifying disability (as such term is defined in the share repurchase plan) of stockholders from 100% of the price paid by the stockholder to acquire shares of our Class T common stock or Class I common stock, as applicable, to the most recently published estimated NAV per share. In addition, on October 4, 2021, our board authorized the partial reinstatement of our share repurchase plan with respect to requests to repurchase shares resulting from the death or qualifying disability of stockholders, effective with respect to qualifying repurchases for the fiscal quarter ending December 31, 2021, which will be paid on or about January 1, 2022. All share repurchase requests other than those requests resulting from the death or qualifying disability of stockholders, shall be rejected.
Distributions Declared
Our board authorized a daily distribution to our Class T and Class I stockholders of record as of the close of business on October 27, 2021. This distribution for the month of October 2021 was equal to $0.033333333 per share of our common stock, which is equal to an annualized distribution rate of $0.40 per share. The distribution was paid in cash or shares of our common stock pursuant to the DRIP. The distribution was paid in November 2021, only from legally available funds.
Director Appointments and Resignation
On October 1, 2021, immediately following the effective time of the REIT Merger, our board was increased from five members to nine members. Our board appointed Harold H. Greene, J. Grayson Sanders and Gerald W. Robinson to our board as independent directors. Messrs. Greene, Sanders and Robinson were independent directors on GAHR III’s board of directors immediately prior to the effective time of the REIT Merger. Our board also appointed Mr. Prosky and Mr. Streiff as directors. On October 1, 2021, Richard S. Welch resigned from our board and no longer serves as our director.
Messrs. Greene, Sanders and Robinson satisfy the independent director standards applicable to us and, as independent directors, are entitled to receive the same compensation and reimbursement of expenses that we pay to each of our independent directors; Messrs. Prosky and Streiff also serve as our executive officers and therefore will not receive compensation for services rendered as directors. We also issued 5,000 shares of restricted Class T common stock to each of Messrs. Greene, Sanders and Robinson in connection with their appointment to our board.
Officer Transitions and Appointments
Effective October 1, 2021, Jeffrey T. Hanson was appointed as our Executive Chairman of the Board of Directors and thereby no longer serves as our Chief Executive Officer. In addition, effective October 1, 2021, Danny Prosky was appointed Chief Executive Officer and thereby no longer serves as our Chief Operating Officer but continues in the role of President, and Mathieu B. Streiff was appointed as our Chief Operating Officer and thereby no longer serves as our Executive Vice President, General Counsel. Also effective October 1, 2021, Gabriel M. Willhite was appointed as our Executive Vice President, General Counsel, filling the vacancy created by Mr. Streiff’s resignation from such position.
Employment Agreements
On October 1, 2021, immediately prior to the closing of the AHI Acquisition, GAHR III (through a wholly owned subsidiary) entered into offer letters with each of Mr. Hanson, Mr. Prosky, Mr. Streiff and Brian S. Peay, GAHR III’s chief financial officer, relating to their employment with GAHR III following the closing of the AHI Acquisition and relating to their employment with us following the consummation of the REIT Merger. Upon the closing of the REIT Merger, we indirectly assumed (by virtue of the REIT Merger and our acquisition of GAHR III’s wholly owned subsidiary that is party to the offer letters) GAHR III’s obligations under these offer letters.
Issuance of Restricted Stock Awards to Key Executives and Employees
As a result of the REIT Merger, under our incentive plan, as amended, or our 2015 Incentive Plan, certain of our key executives received initial grants of 477,901 time-based restricted stock and 159,301 performance-based restricted units representing the right to receive shares of our Class T common stock upon vesting. The time-based restricted stock vest in three equal annual installments on October 1, 2022, October 1, 2023 and October 1, 2024 (subject to continuous employment through

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
each vesting date). The performance-based restricted stock will cliff vest in the first quarter of 2025 (subject to continuous employment through that vesting date) with the amount vesting depending on meeting certain key performance criteria as further described in the 2015 Incentive Plan.
Also in connection with the Merger, on October 4, 2021, certain of our key employees were granted 319,149 of restricted Class T common stock under our 2015 Incentive Plan, which will cliff vest on October 4, 2024 (subject to continuous employment through that vesting date).
Registration Rights Agreement
On October 1, 2021, at the consummation of the AHI Acquisition, GAHR III and the surviving partnership entered into a registration rights agreement, or the Registration Rights Agreement, with Griffin-American Strategic Holdings, LLC, or HoldCo, pursuant to which, subject to certain limitations therein, as promptly as practicable following the later of the expiration of (i) the period commencing on the closing of the AHI Acquisition and ending upon the earliest to occur of (a) the second anniversary date of the issuance of the Surviving Partnership OP Units issued in connection with the AHI Acquisition, (b) a change of control of Merger Sub, and (c) the listing of shares of our common stock on a national securities exchange, or the Lock-Up Period; and (ii) the date on which we are eligible to file a registration statement (but in any event no later than 180 days after such date), we, as the indirect parent company of the surviving partnership, are required to file a shelf registration statement with the SEC under the Securities Act of 1933, as amended, covering the resale of the shares of our Class I common stock issued or issuable in redemption of the Surviving Partnership OP Units that the surviving partnership issued as consideration in the AHI Acquisition. The Registration Rights Agreement also grants HoldCo (or any successor holder of such shares) demand rights to request additional registration statement filings as well as “piggyback” registration rights, in each case on or after the expiration of the Lock-Up Period. In connection with the Merger, we assumed from GAHR III the Registration Rights Agreement and GAHR III’s obligations thereunder in their entirety.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to American Healthcare REIT, Inc. (formerly known as Griffin-American Healthcare REIT IV, Inc.) and its subsidiaries, including Griffin-American Healthcare REIT IV Holdings, LP, except where otherwise noted. Capitalized terms related to the merger with Griffin-American Healthcare REIT III, Inc., or GAHR III, are defined and further discussed below in the “Overview and Background” section.
The following discussion should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2020 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or the SEC, on March 26, 2021. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of September 30, 2021 and December 31, 2020, together with our results of operations for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking. Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “opinion,” “predict,” “potential,” “seek” and any other comparable and derivative terms or the negatives thereof. Our ability to predict results or the actual effect of future plans and strategies is inherently uncertain. Factors which could have a material adverse effect on our operations on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; the effects of the coronavirus, or COVID-19, pandemic, including its effects on the healthcare industry, senior housing and skilled nursing facilities and the economy in general; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates; risks related to disruption of management’s attention from the ongoing business operations due to the Merger; uncertainty from the expected discontinuance of the London Inter-bank Offered Rate, or LIBOR, and the transition to any other interest rate benchmark; competition in the real estate industry; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the success of our investment strategy; and the availability of financing. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date on which such statements are made, and undue reliance should not be placed on such statements. We undertake no obligation to update any such statements that may become untrue because of subsequent events. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.
Overview and Background
American Healthcare REIT, Inc. (formerly known as Griffin-American Healthcare REIT IV, Inc.), a Maryland corporation, invests in a diversified portfolio of healthcare real estate properties, focusing primarily on medical office buildings, skilled nursing facilities and senior housing facilities that produce current income. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). We qualified to be taxed as a real estate investment trust, or REIT, under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2016, and we intend to continue to qualify to be taxed as a REIT.
We raised $754,118,000 through a best efforts initial public offering, or our initial offering, that commenced on February 16, 2016, and issued 75,639,681 aggregate shares of our Class T and Class I common stock. In addition, during our initial offering, we issued 3,253,535 aggregate shares of our Class T and Class I common stock pursuant to our distribution reinvestment plan, as amended, or the DRIP, for a total of $31,021,000 in distributions reinvested. Following the termination of our initial offering on February 15, 2019, we continued issuing shares of our common stock pursuant to the DRIP through a subsequent offering, or the 2019 DRIP Offering, which commenced on March 1, 2019. On March 18, 2021, our board of directors, or our board, authorized the suspension of the DRIP, effective as of April 1, 2021. As of September 30, 2021, a total of $46,970,000 in distributions were reinvested that resulted in 4,923,550 shares of our common stock being issued pursuant to the 2019 DRIP Offering. We collectively refer to the DRIP portion of our initial offering and the 2019 DRIP Offering as our DRIP Offerings. See Note 20, Subsequent Events — Reinstatement of the DRIP, to our accompanying condensed consolidated financial statements.

Until October 2021, we conducted substantially all of our operations through Griffin-American Healthcare REIT IV Holdings, LP, or our operating partnership. Through September 30, 2021, we were externally advised by Griffin-American Healthcare REIT IV Advisor, LLC, or our advisor, pursuant to an advisory agreement, as amended, or the Advisory Agreement, between us, our operating partnership and our advisor. The Advisory Agreement was effective as of February 16, 2016 and had a one-year initial term, subject to successive one-year renewals upon the mutual consent of the parties. The Advisory Agreement was last renewed pursuant to the mutual consent of the parties on February 11, 2021. On June 23, 2021, in anticipation of the Merger, as defined and discussed below, we entered into an amendment to the Advisory Agreement, whereby it was agreed that any acquisition fee due to our advisor is to be waived in connection with the REIT Merger, as defined and discussed below. Except as set forth in such amendment to the Advisory Agreement, the terms of the Advisory Agreement continued in full force and effect. Our advisor used its best efforts, subject to the oversight and review of our board, to, among other things, provide asset management, property management, acquisition, disposition and other advisory services on our behalf consistent with our investment policies and objectives. Our advisor performed its duties and responsibilities under the Advisory Agreement as our fiduciary. Prior to the Merger, our advisor was 75.0% owned and managed by wholly owned subsidiaries of American Healthcare Investors, LLC, or American Healthcare Investors, and 25.0% owned by a wholly owned subsidiary of Griffin Capital Company, LLC, or Griffin Capital, or collectively, our co-sponsors. American Healthcare Investors was 47.1% owned by AHI Group Holdings, LLC, or AHI Group Holdings, 45.1% indirectly owned by Digital Bridge Group, Inc. (NYSE: DBRG) (formerly known as Colony Capital, Inc.), or Digital Bridge, and 7.8% owned by James F. Flaherty III, a former partner of Colony Capital, Inc. We were not affiliated with Griffin Capital, Griffin Capital Securities, LLC, or our dealer manager, Digital Bridge or Mr. Flaherty; however, we were affiliated with our advisor, American Healthcare Investors and AHI Group Holdings. Please see the “Merger with Griffin-American Healthcare REIT III, Inc.” and “AHI Acquisition” sections below for a further discussion of our operations effective October 1, 2021.
We operate through four reportable business segments: medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities. As of September 30, 2021, we owned 87 properties, comprising 92 buildings, or approximately 4,799,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $1,080,381,000. As of September 30, 2021, we also owned a 6.0% interest in a joint venture which owned a portfolio of integrated senior health campuses and ancillary businesses.
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
Merger with Griffin-American Healthcare REIT III, Inc.
On June 23, 2021, we, our operating partnership, our wholly owned subsidiary, Continental Merger Sub, LLC, or merger sub, Griffin-American Healthcare REIT III, Inc., or GAHR III, and American Healthcare REIT Holdings, LP (formerly known as Griffin-American Healthcare REIT III Holdings, LP), or the surviving partnership, entered into an Agreement and Plan of Merger, or the Merger Agreement. On October 1, 2021, pursuant to the Merger Agreement, (i) GAHR III merged with and into merger sub, with merger sub being the surviving company, or the REIT Merger, and (ii) our operating partnership merged with and into the surviving partnership, with the surviving partnership being the surviving entity and being renamed American Healthcare REIT Holdings, LP, or the Partnership Merger, and, together with the REIT Merger, the Merger. As a result of and at the effective time of the Merger, the separate corporate existence of GAHR III and our operating partnership ceased.
At the effective time of the REIT Merger, each issued and outstanding share of GAHR III’s common stock, $0.01 par value per share, converted into the right to receive 0.9266 shares of our Class I common stock, $0.01 par value per share. Further, at the effective time of the Partnership Merger, (i) each unit of limited partnership interest in the surviving partnership outstanding as of immediately prior to the effective time of the Partnership Merger was converted automatically into the right to receive 0.9266 of a Partnership Class I Unit, as defined in the agreement of limited partnership, as amended, of the surviving partnership and (ii) each unit of limited partnership interest in our operating partnership outstanding as of immediately prior to the effective time of the Partnership Merger was converted automatically into the right to receive one unit of limited partnership interest of the surviving partnership of like class.

Following the Merger, our company, combined with GAHR III, or the Combined Company, was renamed “American Healthcare REIT, Inc.” The REIT Merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Code. Based on data as of September 30, 2021, the Combined Company has a healthcare real estate portfolio consisting of 311 buildings and campuses in 36 states (as well as the United Kingdom & Isle of Man). On a pro forma basis, the Combined Company portfolio would have a leased percentage rate as of September 30, 2021 of approximately 94.1% for its leased, non-RIDEA assets, 78.1% for its senior housing-RIDEA assets and 77.8% for its integrated senior health campuses.
AHI Acquisition
Also on June 23, 2021, the surviving partnership, our co-sponsors, Platform Healthcare Investor T-II, LLC, Flaherty Trust, Jeffrey T. Hanson, our former Chief Executive Officer and Chairman of the Board of Directors, Danny Prosky, our President and former Chief Operating Officer, and Mathieu B. Streiff, our former Executive Vice President, General Counsel, entered into a contribution and exchange agreement, or the Contribution Agreement, pursuant to which, among other things, the surviving partnership agreed to acquire a newly formed entity, or NewCo, which we refer to as the AHI Acquisition, that owned substantially all of the business and operations of one of our co-sponsors, American Healthcare Investors, as well as all of the equity interests in (i) Griffin-American Healthcare REIT III Advisor, LLC, or GAHR III Advisor, a subsidiary of American Healthcare Investors that served as the external advisor of GAHR III, and (ii) our advisor. On October 1, 2021, the AHI Acquisition closed immediately prior to the consummation of the Merger. Following the consummation of the Merger, the Combined Company has become a self-managed company.
The AHI Acquisition will be treated as a business combination for accounting purposes, with GAHR III as both the legal and accounting acquiror of NewCo. While we are the legal acquiror of GAHR III in the REIT Merger, GAHR III was determined to be the accounting acquiror in the REIT Merger transaction in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 805, Business Combinations, after considering the relative share ownership and the composition of the governing body of the Combined Company. As a result of the completion of the Merger and the AHI Acquisition, the historical information regarding our company’s structure, agreements and financial information presented within this Item 2 has materially changed; however, such information did apply to us as of September 30, 2021. See Note 20, Subsequent Events — Merger with Griffin-American Healthcare REIT III, Inc. and AHI Acquisition, to our accompanying condensed consolidated financial statements and our Current Report on Form 8-K filed with the SEC on October 1, 2021, for additional information regarding the Merger and the AHI Acquisition.
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
Factors Which May Influence Results of Operations
Other than the effects of the COVID-19 pandemic discussed below, as well as other national economic conditions affecting real estate generally, we are not aware of any material trends or uncertainties that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, disposition, management and operation of our properties. In addition, see Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q and those Risk Factors previously disclosed in our 2020 Annual Report on Form 10-K, as filed with the SEC on March 26, 2021.
Ongoing Impact of the COVID-19 Pandemic
Due to the ongoing COVID-19 pandemic in the United States and globally, since March 2020, our residents, tenants, operating partners and managers have been materially impacted, and the prolonged economic impact remains uncertain. As the COVID-19 pandemic is still impacting the healthcare system to a degree, it continues to present challenges for us as an owner and operator of healthcare facilities. Since its outset, the impacts of the COVID-19 pandemic have been significant, rapidly and continuously evolving and may continue into the future, especially due to the emergence of the Delta variant which has caused

COVID-19 cases and deaths to increase significantly in the third quarter of 2021, making it difficult to ascertain the long-term impact the COVID-19 pandemic will have on real estate markets in which we own and/or operate properties and our portfolio of investments. COVID-19 is particularly dangerous among the senior population and results in heightened risk to our senior housing and skilled nursing facilities, and we continue to work diligently to implement and maintain aggressive protocols at such facilities as well as actively collaborate with our tenants, operating partners and managers to respond and take action to mitigate the impact of the COVID-19 pandemic. We have evaluated the impacts of the COVID-19 pandemic on our business thus far and incorporated information concerning the impact of COVID-19 into our assessments of liquidity, impairment and collectability from tenants and residents as of September 30, 2021. We will continue to monitor such impacts and will adjust our estimates and assumptions based on the best available information.
Since March 2020, we have taken actions to strengthen our balance sheet and preserve liquidity in response to the COVID-19 pandemic, including reducing the stockholder distribution rate and temporarily suspending our share repurchase plan. We believe that the long-term stability of our portfolio of investments will return once the virus has been controlled. Each type of real estate asset we own has been impacted by the COVID-19 pandemic to varying degrees.
In the early months of the pandemic, the businesses of our medical office tenants were negatively impacted when many of the states had implemented “stay at home” orders, thereby creating unprecedented revenue pressure on such tenants and their ability to pay rent on a timely basis. Substantially all of our physician practices and other medical service providers of non-essential and elective services in our medical office buildings are now open and as a result, our medical office building segment rebounded quickly from the initial shock of the pandemic and has demonstrated remarkable resilience. This trend has continued despite the emergence of the Delta variant.
The COVID-19 pandemic has resulted in a significant decline in the resident occupancies of our senior housing and skilled nursing facilities and an increase in COVID-19 related operating expenses, especially in our skilled nursing segment where personal protective equipment, or PPE, costs and the shortage of healthcare personnel resulting in more costly short-term hires, present ongoing challenges. Therefore, our immediate focus at such properties continues to be on resident occupancy recovery and operating expense management. While we experienced steady recovery in early 2021, the emergence of the Delta variant has slowed the recovery in our senior housing and skilled nursing segments as we are seeing case counts reach levels not seen since January 2021. In addition, since the fourth quarter of 2020, COVID-19 vaccines have become available to certain parts of the population, which we believe will be important to a rebound in our resident occupancy levels over time. As of November 1, 2021, based on information provided by our operators, the majority of our residents have been fully vaccinated.
The information in this Quarterly Report on Form 10-Q is based on data currently available to us and will likely change as the COVID-19 pandemic progresses. Despite improving macroeconomic conditions and the emergence of vaccines, surges in COVID-19 cases, including variants of the strain, such as those experienced in Europe and the U.S., could slow down the recovery of the U.S. and the global economy. We continue to closely monitor COVID-19 developments and are continuously assessing the implications to our business, residents, tenants, operating partners, managers and our portfolio of investments. We believe that the government-imposed or self-imposed lockdowns and restrictions have created pent-up demand for doctors’ visits and move-ins into senior housing facilities; however, we cannot predict with reasonable certainty when such demand will return to pre-COVID-19 pandemic levels. The medical community understands COVID-19 far better today than it did at the onset of the pandemic, and we are now equipped with greater therapeutics and other treatments to mitigate its impact. Likewise, we are optimistic about the favorable reports regarding the efficacy of vaccines. The COVID-19 pandemic has had, and may continue to have, an adverse effect on the operations of our business, and therefore, we are unable to predict the full extent or nature of the future impact to our financial condition and results of operations at this time. We expect the trends discussed above with respect to the impact of the COVID-19 pandemic to continue. Thus, the lasting impact of the COVID-19 pandemic over the next 12 months could be significant and will largely depend on future developments, including the duration of the crisis and the success of efforts to contain or treat COVID-19 and its variants, such as the use of effective vaccines and availability of vaccine boosters, which cannot be predicted with confidence at this time. See the “Results of Operations” and “Liquidity and Capital Resources” sections below for a further discussion.
Scheduled Lease Expirations
Excluding our senior housing — RIDEA facilities, as of September 30, 2021, our properties were 95.7% leased and during the remainder of 2021, 1.5% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next 12 months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. As of September 30, 2021, our remaining weighted average lease term was 7.8 years, excluding our senior housing — RIDEA facilities.
For the three and nine months ended September 30, 2021, our senior housing — RIDEA facilities were 71.1% and 69.7% leased, respectively. Substantially all of our leases with residents at such properties are for a term of one year or less.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2021 and 2020
Our operating results are primarily comprised of income derived from our portfolio of properties and expenses in connection with the acquisition and operation of such properties. In general, and under a normal operating environment without the disruption of the COVID-19 pandemic, we expect amounts related to our portfolio of operating properties to increase in the future due to fixed annual rent escalations on our portfolio of properties.
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. As of September 30, 2021, we operated through four reportable business segments, with activities related to investing in medical office buildings, senior housing, senior housing — RIDEA and skilled nursing facilities.
The COVID-19 pandemic has had a significant adverse impact on the operations of our real estate portfolio. Although we have experienced some delays in receiving rent payments from our tenants, as of September 30, 2021, we have collected 100% of contractual rent from our leased, non-RIDEA senior housing and skilled nursing facility tenants. Most of our skilled nursing facilities provide behavioral health services with resident occupancies that are less impacted by either the COVID-19 pandemic or restrictions on elective surgeries than traditional skilled nursing facilities. In addition, substantially all of the contractual rent through September 2021 from our medical office building tenants has been received. However, given the significant ongoing uncertainty of the impact of the COVID-19 pandemic over the next 12 months, we are unable to predict the impact it will have on such tenants’ continued ability to pay rent.
Except where otherwise noted, the changes in our condensed consolidated results of operations for 2021 as compared to 2020 are primarily due to the disruption to our normal operations as a result of the COVID-19 pandemic, grant income received and costs incurred related to the Merger. As of September 30, 2021 and 2020, we owned the following types of properties:

	September 30,
	2021			2020
	Number of Buildings	Aggregate Contract Purchase Price	Leased %	Number of Buildings	Aggregate Contract Purchase Price	Leased %
Medical office buildings	43	$608,072,000	93.2%	43	$605,122,000	93.0%
Senior housing — RIDEA	24	252,709,000	(1)	26	264,349,000	(1)
Senior housing	14	101,800,000	100%	14	101,800,000	100%
Skilled nursing facilities	11	117,800,000	100%	11	117,800,000	100%
Total/weighted average(2)	92	$1,080,381,000	95.7%	94	$1,089,071,000	95.4%
___________
(1)For the three months ended September 30, 2021 and 2020, the leased percentage for the resident units of our senior housing — RIDEA facilities was 71.1% and 71.6%, respectively, and for the nine months ended September 30, 2021 and 2020, the leased percentage for the resident units of our senior housing — RIDEA facilities was 69.7% and 77.2%, respectively, based on daily average occupancy of licensed beds or units.
(2)Leased percentage excludes our senior housing — RIDEA facilities.

Revenues and Grant Income
Our primary sources of revenue include rent generated by our leased, non – RIDEA properties, and resident fees and services revenue from our RIDEA properties. The amount of revenue generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease available space at market rates. Revenues and grant income by reportable segment consisted of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Real Estate Revenue
Medical office buildings	$16,921,000	$16,338,000	$50,478,000	$49,184,000
Skilled nursing facilities	2,996,000	2,979,000	8,987,000	8,984,000
Senior housing	2,203,000	2,202,000	6,589,000	6,656,000
Total real estate revenue	22,120,000	21,519,000	66,054,000	64,824,000
Resident Fees and Services Revenue
Senior housing — RIDEA	15,090,000	18,948,000	46,179,000	51,863,000
Total resident fees and services	15,090,000	18,948,000	46,179,000	51,863,000
Grant Income
Senior housing — RIDEA	—	864,000	—	864,000
Total grant income	—	864,000	—	864,000
Total revenues and grant income	$37,210,000	$41,331,000	$112,233,000	$117,551,000
For the three months ended September 30, 2021 and 2020, real estate revenue was primarily comprised of base rent of $16,520,000 and $15,847,000, respectively, and expense recoveries of $4,963,000 and $4,575,000, respectively. For the nine months ended September 30, 2021 and 2020, real estate revenue was primarily comprised of base rent of $48,581,000 and $47,544,000, respectively, and expense recoveries of $14,566,000 and $13,697,000, respectively. For the three and nine months ended September 30, 2021 and 2020, resident fees and services revenue consisted of rental fees related to resident leases and extended health care fees.
The decrease in resident fees and services for both the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, is primarily related to lower occupancy rates in our facilities due to the prolonged operational disruption as a result of the COVID-19 pandemic. The decrease in resident fees and services for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020 was partially offset by the impact of the transition of five senior housing facilities within Northern California Senior Housing Portfolio to a RIDEA structure in March 2020 resulting in higher resident fees and services in the comparable period.
For both the three and nine months ended September 30, 2021, we did not recognize any government grants. For both the three and nine months ended September 30, 2020, we recognized $864,000 of grant income at our senior housing — RIDEA facilities related to government grants through the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, economic stimulus programs.

Rental Expenses and Property Operating Expenses
Rental expenses and rental expenses as a percentage of real estate revenue, as well as property operating expenses and property operating expenses as a percentage of resident fees and services revenue and grant income, by reportable segment consisted of the following for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Rental Expenses
Medical office buildings	$6,072,000	35.9%	$5,607,000	34.3%	$17,503,000	34.7%	$16,616,000	33.8%
Senior housing	172,000	7.8%	173,000	7.9%	569,000	8.6%	648,000	9.7%
Skilled nursing facilities	145,000	4.8%	125,000	4.2%	470,000	5.2%	459,000	5.1%
Total rental expenses	$6,389,000	28.9%	$5,905,000	27.4%	$18,542,000	28.1%	$17,723,000	27.3%
Property Operating Expenses
Senior housing — RIDEA	$14,540,000	96.4%	$17,397,000	87.8%	$44,179,000	95.7%	$44,856,000	85.1%
Total property operating expenses	$14,540,000	96.4%	$17,397,000	87.8%	$44,179,000	95.7%	$44,856,000	85.1%
For the three months ended September 30, 2021 and 2020, property operating expenses primarily consisted of administration and benefits expense of $10,921,000 and $8,634,000, respectively, and for the nine months ended September 30, 2021 and 2020, property operating expenses primarily consisted of administration and benefits expense of $33,320,000 and $23,683,000, respectively. The decrease in property operating expenses for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, is primarily because we experienced a significant increase in labor costs, as well as the costs of COVID-19 testing of employees and residents in our facilities and the costs of PPE and other supplies required as a result of the COVID-19 pandemic in the prior year, which decreased in the current year in line with the normalization of such costs and with the decline in COVID-19 case counts and increase in vaccination rates. Senior housing — RIDEA facilities typically have a higher percentage of direct operating expenses to revenue than medical office buildings, skilled nursing facilities and leased, non-RIDEA senior housing facilities due to the nature of RIDEA facilities where we conduct day-to-day operations.
General and Administrative
General and administrative expenses consisted of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Asset management and property management oversight fees — affiliates	$2,540,000	$2,529,000	$7,616,000	$7,539,000
Professional and legal fees	1,278,000	566,000	2,433,000	2,664,000
Bank charges	175,000	183,000	534,000	501,000
Transfer agent services	118,000	119,000	362,000	368,000
Directors’ and officers’ liability insurance	89,000	65,000	254,000	194,000
Board of directors fees	64,000	64,000	194,000	206,000
Restricted stock compensation	21,000	73,000	105,000	171,000
Franchise taxes	15,000	54,000	125,000	170,000
Other	4,000	19,000	87,000	147,000
Total	$4,304,000	$3,672,000	$11,710,000	$11,960,000
The increase in general and administrative expenses for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, is primarily due to an increase in professional and legal fees from transitioning the operator at Central Florida Senior Housing Portfolio in September 2021.
Business Acquisition Expenses
For the three months ended September 30, 2021 and 2020, business acquisition expenses were $3,800,000 and $57,000, respectively, and for the nine months ended September 30, 2021 and 2020, business acquisition expenses were $6,552,000 and $74,000, respectively. The increase in such expenses for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was primarily due to $6,753,000 in third-party legal costs and professional services fees incurred related to the Merger. Such increase was partially offset by the recovery of costs of $400,000 during the nine months ended September 30, 2021 that were incurred in prior periods in the pursuit of a portfolio of properties that did not result in an acquisition.
Depreciation and Amortization
For the three months ended September 30, 2021 and 2020, depreciation and amortization was $10,746,000 and $12,669,000, respectively, and consisted primarily of depreciation on our operating properties of $8,181,000 and $7,966,000, respectively, and amortization on our identified intangible assets of $2,261,000 and $4,619,000, respectively. For the nine months ended September 30, 2021 and 2020, depreciation and amortization was $33,745,000 and $37,919,000, respectively, and consisted primarily of depreciation on our operating properties of $24,025,000 and $23,698,000, respectively, and amortization on our identified intangible assets of $9,199,000 and $14,032,000, respectively. Approximately $3,333,000 of the decrease in amortization expense on our identified intangible assets for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 is related to in-place leases recognized in January 2020 and totaling $8,974,000 that were fully amortized during the nine months ended September 30, 2021.
Interest Expense
Interest expense, including gain or loss in fair value of derivative financial instruments, consisted of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest expense:
Line of credit and term loans and derivative financial instruments	$4,274,000	$4,145,000	$12,492,000	$13,053,000
Mortgage loans payable	198,000	204,000	596,000	590,000
Amortization of deferred financing costs:
Line of credit and term loans	470,000	471,000	1,411,000	1,410,000
Mortgage loans payable	7,000	7,000	20,000	33,000
(Gain) loss in fair value of derivative financial instruments	(1,514,000)	(1,450,000)	(4,431,000)	2,302,000
Amortization of debt discount/premium	12,000	12,000	37,000	37,000
Total	$3,447,000	$3,389,000	$10,125,000	$17,425,000
The decrease in interest expense for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, is primarily related to a change to a gain in fair value recognized on our derivative financial instruments from a loss in fair value recognized on our derivative financial instruments, respectively, as such instruments approach maturity in November 2021, as well as a decline in interest rates on our line of credit and term loans. See Note 6, Mortgage Loans Payable, Net, Note 7, Line of Credit and Term Loans and Note 8, Derivative Financial Instruments, to our accompanying condensed consolidated financial statements, for a further discussion.
Liquidity and Capital Resources
Our sources of funds primarily consist of operating cash flows and borrowings. In the normal course of business, our principal demands for funds are for payment of operating expenses, capital improvement expenditures, interest on our indebtedness, distributions to our stockholders and repurchases of our common stock. Upon consummation of the Merger, on October 1, 2021, we assumed GAHR III's obligations, through the surviving partnership, with respect to a credit facility with a maximum principal amount of $480,000,000, or the 2019 Corporate Line of Credit. In addition, on October 1, 2021, upon consummation of the Merger, we assumed GAHR III's obligations under an amended and restated loan agreement regarding a senior secured revolving credit facility with an aggregate maximum principal amount of $360,000,000, or the 2019 Trilogy Credit Facility. We also entered into an amendment to our credit agreement for our line of credit and term loans, as amended, or the 2018 Credit Facility. We refer to the 2019 Corporate Line of Credit, 2019 Trilogy Credit Facility and the 2018 Credit Facility as the Credit Facilities. See Note 20, Subsequent Events — Lines of Credit and Term Loans, to our accompanying condensed consolidated financial statements, for a further discussion, and our Current Report on Form 8-K filed with the SEC on October 5, 2021 for more information on the amendments to or assumption of the Credit Facilities. Our total capacity to pay operating expenses, capital improvement expenditures, interest, distributions and repurchases is a function of our current cash position, our borrowing capacity on our Credit Facilities, as well as any future indebtedness that we may incur.

As of October 31, 2021, the Combined Company’s aggregate borrowing capacity under the Credit Facilities was $1,370,000,000. As of October 31, 2021, the Combined Company’s aggregate borrowings outstanding under the Credit Facilities was $1,205,634,000. The 2018 Credit Facility is scheduled to mature on November 19, 2021. We intend to extend the maturity date of the 2018 Credit Facility for an additional 12 months pursuant to the terms of the 2018 Credit Agreement, as amended, and expect to pay an extension fee of approximately $795,000. The 2019 Corporate Line of Credit is scheduled to mature on January 25, 2022; however, we intend to combine our 2019 Corporate Line of Credit and the 2018 Credit Facility into one joint credit facility and pay any related fees. As of October 31, 2021, we had an aggregate of $164,366,000 available on the Credit Facilities. We believe that these resources will be sufficient to satisfy our cash requirements for the foreseeable future.
Due to the impact the COVID-19 pandemic has had on the United States and globally, and the uncertainty of the severity and duration of the COVID-19 pandemic and its effects, beginning in March 2020, our board decided to take steps to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects by decreasing our distributions to stockholders and temporarily suspending our share repurchase plan. Consequently, our board approved a reduced distribution rate for April 2020 through October 2021 for our Class T and Class I common stock, which is equal to an annualized distribution rate of $0.40 per share, a decrease from the annualized rate of $0.60 per share previously paid by us. See the “Distributions” section below for a further discussion. In addition, on March 31, 2020, our board suspended our share repurchase plan with respect to all repurchase requests other than repurchases resulting from the death or qualifying disability of stockholders, beginning with share repurchase requests submitted for repurchase during the second quarter of 2020. Furthermore, in connection with our special committee’s strategic alternative review process and in order to facilitate a strategic transaction, on March 18, 2021, our board authorized the suspension of the DRIP, effective as of April 1, 2021, and also approved the suspension of our share repurchase plan with respect to all repurchase requests received by us after February 28, 2021, including repurchases resulting from the death or qualifying disability of stockholders. For a further discussion, see our Current Report on Form 8-K filed with the SEC on March 19, 2021. On October 4, 2021, our board authorized the reinstatement of the DRIP and a partial reinstatement of our share repurchase plan with respect to repurchase requests resulting from the death or qualifying disability of stockholders. See Note 20, Subsequent Events — Reinstatement of the DRIP and — Amendments to and Partial Reinstatement of Share Repurchase Plan, to our accompanying condensed consolidated financial statements for a further discussion, and our Current Report on Form 8-K filed with the SEC on October 5, 2021 for more information on the reinstatement of the DRIP and partial reinstatement of our share repurchase plan.
A capital plan for each investment is established upon acquisition that contemplates the estimated capital needs of that investment, including costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include operating cash generated by the investment, capital reserves, a line of credit or other loan established with respect to the investment, other borrowings or additional equity investments from us or joint venture partners. The capital plan for each investment is adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. Based on the budget for the properties of the Combined Company, we estimate that our discretionary expenditures for capital and tenant improvements could require up to $33,809,000 for the remaining three months of 2021.
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
Cash Flows
The following table sets forth changes in cash flows:

	Nine Months Ended September 30,
	2021	2020
Cash, cash equivalents and restricted cash — beginning of period	$18,125,000	$15,846,000
Net cash provided by operating activities	16,556,000	29,943,000
Net cash used in investing activities	(1,573,000)	(74,761,000)
Net cash (used in) provided by financing activities	(15,939,000)	52,368,000
Cash, cash equivalents and restricted cash — end of period	$17,169,000	$23,396,000

The following summary discussion of our changes in our cash flows is based on our accompanying condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
For the nine months ended September 30, 2021, cash flows provided by operating activities was $16,556,000, compared to cash flows provided by operating activities of $29,943,000 for the nine months ended September 30, 2020. The decrease in cash provided by operating activities of $13,387,000 was primarily due to payments of general and administrative expenses, interest payments on our outstanding indebtedness and payment of costs related to the Merger of $6,753,000 during the nine months ended September 30, 2021, as well as grant income of $864,000 recognized during the nine months ended September 30, 2020.
Investing Activities
For the nine months ended September 30, 2021 and 2020, cash flows used in investing activities related to our property acquisitions in the amount of $3,385,000 and $68,032,000, respectively, and the payment of $4,384,000 and $6,729,000, respectively, for capital expenditures. For the nine months ended September 30, 2021, cash flows used in investing activities were offset by $6,196,000 in net proceeds from the sale of two senior housing facilities, which were part of the Northern California Senior Housing Portfolio. We anticipate that cash flows used in investing activities will primarily be affected by the timing of capital expenditures, and generally will decrease as compared to prior years as we have substantially completed the acquisition phase of our real estate investment strategy.
Financing Activities
For the nine months ended September 30, 2021, cash flows used in financing activities was $15,939,000, compared to cash flows provided by financing activities of $52,368,000 for the nine months ended September 30, 2020. The $68,307,000 change from cash provided by financing activities to cash used in financing activities was primarily due to the decrease in net borrowing proceeds on our 2018 Credit Facility of $70,700,000 and an increase of $7,768,000 in distributions paid to our common stockholders, partially offset by the January 2020 payoff of one mortgage loan payable with a principal balance of $7,738,000 and a decrease in share repurchases of $3,475,000. The increase in distributions paid in cash for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to the suspension of the DRIP by our board on March 18, 2021, resulting in no further issuances of shares pursuant to the DRIP, and stockholders who were participants in the DRIP received cash distributions instead beginning with the May 2021 payment date. The decrease in share repurchases paid in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily related to the partial suspension of our share repurchase plan in March 2020 by our board to protect our capital and maximize our liquidity in response to the impact of the COVID-19 pandemic. See Note 12, Equity, and Note 20, Subsequent Events — Reinstatement of the DRIP and — Amendments to and Partial Reinstatement of Share Repurchase Plan, to our accompanying condensed consolidated financial statements, for a further discussion regarding our share repurchase plan and DRIP distributions. Overall, we anticipate cash flows from financing activities to decrease in the future.
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
In response to the COVID-19 pandemic and its effects to our business and operations, at the end of the first quarter of 2020, our board decided to take steps to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects by reducing our distribution payments to stockholders. Consequently, our board authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on April 1, 2020 and ending on August 31, 2021, which was calculated based on 365 days in the calendar year and was equal to $0.001095890 per share of our Class T and Class I common stock. Such daily distribution was equal to an annualized distribution rate of $0.40 per share. The distributions were aggregated and paid in cash or shares of our common stock pursuant to the DRIP on a monthly basis, in arrears, only from legally available funds.
Our board of directors also authorized distributions to our Class T and Class I stockholders of record as of the close of business on September 17, 2021 and October 27, 2021. The distributions were equal to $0.0328767 and $0.033333333 per share of our common stock for the months of September 2021 and October 2021, respectively, which was equal to an annualized distribution of $0.40 per share. The distributions were paid in cash in September 2021 and November 2021, respectively, only from legally available funds.

As discussed above, in connection with our special committee’s strategic alternative review process, on March 18, 2021, our board authorized the suspension of the DRIP, effective as of April 1, 2021. As a result, beginning with the April 2021 distributions, which were paid in May 2021, there were no further issuances of shares pursuant to the DRIP, and stockholders who are participants in the DRIP received or will receive cash distributions instead. As also discussed above, on October 4, 2021, our board authorized the reinstatement of the DRIP and as a result, beginning with the October 2021 distribution, which were paid in November 2021, stockholders who previously enrolled as participants in the DRIP (including former GAHR III stockholders who participated in the GAHR III distribution reinvestment plan) received distributions in shares of our common stock pursuant to the terms of the DRIP, instead of cash distributions. See Note 20, Subsequent Events — Reinstatement of the DRIP, to our accompanying condensed consolidated financial statements, for a further discussion, and our Current Report on Form 8-K filed with the SEC on October 5, 2021 for more information on the reinstatement of the DRIP and the declaration of October 2021 distribution.
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
The distributions paid for the nine months ended September 30, 2021 and 2020, along with the amount of distributions reinvested pursuant to our DRIP Offerings and the sources of distributions as compared to cash flows from operations were as follows:

	Nine Months Ended September 30,
	2021		2020
Distributions paid in cash	$21,700,000		$13,932,000
Distributions reinvested	5,499,000		15,681,000
	$27,199,000		$29,613,000
Sources of distributions:
Cash flows from operations	$16,556,000	60.9%	$29,613,000	100%
Proceeds from borrowings	10,643,000	39.1	—	—
	$27,199,000	100%	$29,613,000	100%
As of September 30, 2021, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and all or any portion of a distribution to our stockholders may have been paid from net offering proceeds and borrowings. The payment of distributions from our net offering proceeds and borrowings have reduced the amount of capital we ultimately invested in assets and negatively impacted the amount of income available for future distributions.
The distributions paid for the nine months ended September 30, 2021 and 2020, along with the amount of distributions reinvested pursuant to our DRIP Offerings and the sources of our distributions as compared to funds from operations attributable to controlling interest, or FFO, were as follows:

	Nine Months Ended September 30,
	2021		2020
Distributions paid in cash	$21,700,000		$13,932,000
Distributions reinvested	5,499,000		15,681,000
	$27,199,000		$29,613,000
Sources of distributions:
FFO attributable to controlling interest	$23,126,000	85.0%	$29,361,000	99.1%
Proceeds from borrowings	4,073,000	15.0	252,000	0.9
	$27,199,000	100%	$29,613,000	100%

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
Financing
We anticipate that our overall leverage will not exceed 50.0% of the combined market value of all of our properties, including the properties acquired as part of the Merger, and other real estate-related investments, as determined at the end of each calendar year. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of September 30, 2021, our aggregate borrowings were 40.5% of the combined market value of all of our real estate investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real estate or for working capital. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of September 30, 2021, our leverage did not exceed 300% of the value of our net assets.
Mortgage Loans Payable, Net
For a discussion of our mortgage loans payable, net, see Note 6, Mortgage Loans Payable, Net, to our accompanying condensed consolidated financial statements.
Lines of Credit and Term Loans
For a discussion of our line of credit and term loans, see Note 7, Line of Credit and Term Loans and Note 20, Subsequent Events — Lines of Credit and Term Loans, to our accompanying condensed consolidated financial statements.
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
Debt Service Requirements
A significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of September 30, 2021, we had $18,291,000 ($17,409,000, net of discount/premium and deferred financing costs) of fixed-rate mortgage loans payable outstanding secured by our properties. As of September 30, 2021, we had $488,900,000 outstanding and $41,100,000 remained available under the 2018 Credit Facility. See Note 6, Mortgage Loans Payable, Net, and Note 7, Line of Credit and Term Loans, to our accompanying condensed consolidated financial statements.
We are required by the terms of certain loan documents to meet certain reporting requirements and covenants, such as leverage ratios, net worth ratios, debt service coverage ratios and fixed charge coverage ratios. As of September 30, 2021, we were in compliance with all such covenants and requirements on our Combined Company mortgage loans payable and the Credit Facilities. As of September 30, 2021, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps, was 3.32% per annum.
Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and the 2018 Credit Facility; (ii) interest payments on our mortgage loans payable and the 2018 Credit Facility; and (iii) ground lease obligations as of September 30, 2021:

	Payments Due by Period
	2021	2022-2023	2024-2025	Thereafter	Total
Principal payments — fixed-rate debt	$132,000	$1,331,000	$6,589,000	$10,239,000	$18,291,000
Interest payments — fixed-rate debt	179,000	1,370,000	1,113,000	4,970,000	7,632,000
Principal payments — variable-rate debt	488,900,000	—	—	—	488,900,000
Interest payments — variable-rate debt (based on rates in effect as of September 30, 2021)	1,691,000	—	—	—	1,691,000
Ground lease obligations	213,000	1,056,000	1,072,000	46,565,000	48,906,000
Total	$491,115,000	$3,757,000	$8,774,000	$61,774,000	$565,420,000
Off-Balance Sheet Arrangements
As of September 30, 2021, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Inflation
During the nine months ended September 30, 2021 and 2020, inflation has not significantly affected our operations because of the moderate inflation rate; however, we expect to be exposed to inflation risk as income from future long-term tenant leases will be the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions include negotiated rental increases, reimbursement billings for operating expense pass-through charges and real estate tax and insurance reimbursements. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.
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
For both the three and nine months ended September 30, 2020, we recognized government grants through economic stimulus programs of the CARES Act as grant income or within income or loss from an unconsolidated entity. Such amounts were established for eligible healthcare providers to preserve liquidity in response to the COVID-19 pandemic. The government grants helped mitigate some of the negative impact that the COVID-19 pandemic had on our financial condition and results of operations. Without such relief funds, the COVID-19 pandemic impact would have had a material adverse impact to our FFO and MFFO. For the three months ended September 30, 2021 and 2020, FFO would have been approximately $5,809,000 and $10,662,000, respectively, and for the nine months ended September 30, 2021 and 2020, FFO would have been approximately $22,522,000 and $26,563,000, respectively, excluding government grants recognized. For the three months ended September 30, 2021 and 2020, MFFO would have been approximately $7,659,000 and $8,200,000, respectively, and for the nine months ended September 30, 2021 and 2020, MFFO would have been approximately $22,531,000 and $26,028,000, respectively, excluding government grants recognized.

The following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(5,898,000)	$(5,152,000)	$(13,782,000)	$(14,240,000)
Add:
Depreciation and amortization related to real estate — consolidated properties	10,746,000	12,669,000	33,745,000	37,919,000
Depreciation and amortization related to real estate — unconsolidated entity	977,000	880,000	2,889,000	2,640,000
Impairment of real estate investments — consolidated properties	—	3,064,000	—	3,064,000
(Gain) loss on disposition of real estate investments — consolidated properties	(15,000)	—	184,000	—
Impairments and gain or loss on disposition of real estate investments, net — unconsolidated entity	4,000	99,000	7,000	99,000
Net loss attributable to noncontrolling interests	121,000	232,000	489,000	608,000
Less:
Depreciation, amortization and loss on disposition — noncontrolling interests	(72,000)	(250,000)	(406,000)	(729,000)
FFO attributable to controlling interest	$5,863,000	$11,542,000	$23,126,000	$29,361,000

Business acquisition expenses(1)	$3,800,000	$57,000	$6,552,000	$74,000
Amortization of above- and below-market leases(2)	38,000	31,000	115,000	90,000
Change in deferred rent(3)	(523,000)	(1,009,000)	(2,500,000)	(3,232,000)
(Gain) loss in fair value of derivative financial instruments(4)	(1,514,000)	(1,450,000)	(4,431,000)	2,302,000
Adjustments for unconsolidated entity(5)	49,000	(91,000)	273,000	237,000
Adjustments for noncontrolling interests(5)	—	—	—	(6,000)
MFFO attributable to controlling interest	$7,713,000	$9,080,000	$23,135,000	$28,826,000
Weighted average Class T and Class I common shares outstanding — basic and diluted	81,704,261	80,788,359	81,635,053	80,498,693
Net loss per Class T and Class I common share — basic and diluted	$(0.07)	$(0.06)	$(0.17)	$(0.18)
FFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$0.07	$0.14	$0.28	$0.36
MFFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$0.09	$0.11	$0.28	$0.36
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
For both the three and nine months ended September 30, 2021, we did not recognize any government grants. For both the three and nine months ended September 30, 2020, we recognized government grants through economic stimulus programs of the CARES Act as grant income. The government grants helped mitigate some of the negative impact that the COVID-19 pandemic had on our financial condition. Without such relief proceeds, the negative impact of the COVID-19 pandemic would have had a material adverse impact to our NOI. For the three and nine months ended September 30, 2020, NOI would have been approximately $17,165,000 and $54,108,000, respectively, excluding government grants recognized.
To facilitate understanding of this financial measure, the following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to NOI for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(5,898,000)	$(5,152,000)	$(13,782,000)	$(14,240,000)
General and administrative	4,304,000	3,672,000	11,710,000	11,960,000
Business acquisition expenses	3,800,000	57,000	6,552,000	74,000
Depreciation and amortization	10,746,000	12,669,000	33,745,000	37,919,000
Interest expense	3,447,000	3,389,000	10,125,000	17,425,000
Impairment of real estate investments	—	3,064,000	—	3,064,000
(Gain) loss on disposition of real estate investments	(15,000)	—	184,000	—
(Income) loss from unconsolidated entity	(70,000)	377,000	1,027,000	(952,000)
Other income	(33,000)	(8,000)	(49,000)	(278,000)
Income tax benefit	—	(39,000)	—	—
Net operating income	$16,281,000	$18,029,000	$49,512,000	$54,972,000

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
We have entered into, and may continue to enter into, derivative financial instruments such as interest rate swaps in order to mitigate our interest rate risk on a related financial instrument. We do not apply hedge accounting treatment to these derivatives; therefore, changes in the fair value of interest rate derivative financial instruments are recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations. As of September 30, 2021, our interest rate swap liabilities are recorded in our accompanying condensed consolidated balance sheets at their aggregate fair value of $824,000. We will not enter into derivatives or interest rate transactions for speculative purposes.
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
As of September 30, 2021, we have variable rate debt outstanding under our credit facilities and derivative financial instruments maturing on November 19, 2021 that are indexed to LIBOR. We intend to extend the maturity date of such variable rate credit facilities for an additional 12 months pursuant to the terms of the 2018 Credit Agreement, as amended. As such, we are monitoring and evaluating the related risks of the discontinuation of LIBOR, which include possible changes to the interest on loans or amounts received and paid on derivative instruments we may enter into in the future. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments tied to LIBOR could also be impacted if LIBOR is discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty. If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our contracts is likely to vary. If LIBOR is discontinued, interest rates on our current or future indebtedness may be adversely affected. Currently we cannot estimate the overall impact of the phase-out of LIBOR on our current debt agreements, although it is possible that an alternative variable rate could raise our borrowing costs. It is not possible to predict whether LIBOR will continue to be viewed as an acceptable market “benchmark” prior to June 30, 2023, and it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

As of September 30, 2021, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Fixed-rate debt — principal payments	$132,000	$651,000	$680,000	$711,000	$5,878,000	$10,239,000	$18,291,000	$20,891,000
Weighted average interest rate on maturing fixed-rate debt	4.36%	4.49%	4.49%	4.50%	3.85%	3.83%	3.92%	—
Variable-rate debt — principal payments	$488,900,000	$—	$—	$—	$—	$—	$488,900,000	$488,995,000
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of September 30, 2021)	2.05%	—%	—%	—%	—%	—%	2.05%	—
Mortgage Loans Payable, Net and Line of Credit and Term Loans
Mortgage loans payable was $18,291,000 ($17,409,000, net of discount/premium and deferred financing costs) as of September 30, 2021. As of September 30, 2021, we had three fixed-rate mortgage loans payable with interest rates ranging from 3.67% to 5.25% per annum. In addition, as of September 30, 2021, we had $488,900,000 outstanding under our line of credit and term loans at a weighted average interest rate of 2.05% per annum.
As of September 30, 2021, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps, was 3.32% per annum. An increase in the variable interest rate on our variable-rate line of credit and term loans constitutes a market risk. As of September 30, 2021, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on our variable-rate line of credit and term loans by $983,000, or 5.63% of total annualized interest expense on our mortgage loans payable and our line of credit and term loans. See Note 6, Mortgage Loans Payable, Net, and Note 7, Line of Credit and Term Loans, to our accompanying condensed consolidated financial statements, for a further discussion.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2021 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2021, were effective at the reasonable assurance level.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
For a discussion of our legal proceedings, see Note 10, Commitments and Contingencies — Litigation, to our accompanying condensed consolidated financial statements.
Item 1A. Risk Factors.
The use of the words “we,” “us” or “our” refers to American Healthcare REIT, Inc. and its subsidiaries, including Griffin-American Healthcare REIT IV Holdings, LP, except where otherwise noted.
There were no material changes from the risk factors previously disclosed in our 2020 Annual Report on Form 10-K, as filed with the SEC on March 26, 2021, except as noted below.
Risks Related to Our Business
The COVID-19 pandemic has adversely impacted, and will likely continue to adversely impact, our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
In December 2019, COVID-19 was identified in Wuhan, China. This virus continues to spread globally including in the United States. As a result of the COVID-19 pandemic and related shelter-in-place, business re-opening and quarantine restrictions, our property values, NOI and revenues may decline, and our tenants, operating partners and managers have been, and may continue to be, limited in their ability to generate income, service patients and residents and/or properly manage our properties. In addition, based on preliminary information available to management as of October 29, 2021, we have experienced an approximate 14.9% and 4.5% decline in resident occupancies since February 2020, as well as a significant increase in costs to care for residents, at our senior housing — RIDEA facilities and our integrated senior health campuses, respectively. Our leased, non-RIDEA senior housing and skilled nursing facility tenants have also experienced, and may continue to experience, similar pressures related to occupancy declines and expense increases, which may impact their ability to pay rent and have an adverse effect on our operations. However, through October 2021, substantially all rents have been collected from such leased, non-RIDEA senior housing and skilled nursing facility tenants. Given the significant uncertainty of the impact of the COVID-19 pandemic, we are unable to predict the impact it will have on such tenants’ continued ability to pay rent. Therefore, information provided regarding prior rent collections should not serve as an indication of expected future rent collections. As such, our immediate focus continues to be on resident occupancy recovery and operating expense management.
The emergence of the Delta variant and other new variants may put additional pressure on our operations. Additionally, the public perception of a risk of a pandemic or media coverage of the COVID-19 pandemic and related deaths or confirmed cases, or public perception of health risks linked to perceived regional healthcare safety in our senior housing or SNFs, particularly if focused on regions in which our properties are located, may adversely affect our business operations by reducing occupancy demand at our facilities. We have also held discussions with our tenants, operating partners and managers and they have expressed that the ultimate impact of the COVID-19 pandemic on their business operations is uncertain.
Although vaccines for COVID-19 that have been approved for use are generally effective, vaccine boosters may be necessary and there can be no assurance that efforts to vaccinate the public will be successful in ending the pandemic or that vaccines will be effective against variants such as the Delta variant. The rapid development and fluidity of this situation continues to preclude any prediction as to the ultimate adverse impact of the COVID-19 pandemic on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. The full extent of the impact and effects of the COVID-19 pandemic will depend on future developments, including, among other factors, the success of efforts to contain or treat COVID-19 and its variants, the use and distribution of effective vaccines and availability of such vaccines and vaccine boosters, potential resurgences of COVID-19, along with the related travel advisories, quarantines and business restrictions, the recovery time of the disrupted supply chains and industries, the impact of the labor market interruptions, the impact of government interventions, and the performance or valuation outlook for healthcare REIT markets and certain property types. The COVID-19 pandemic and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk and have had an adverse effect on us and may have a material adverse effect on us in the future.

The integrated senior health campuses managed by Trilogy Management Services, LLC, or TMS, account for a significant portion of our revenues and/or operating income. Adverse developments in TMS’s business or financial condition could have a material adverse effect on us.
As of November 15, 2021, TMS managed all of the day-to-day operations for our integrated senior health campuses pursuant to long-term management agreements. These integrated senior health campuses represent a substantial portion of our portfolio, based on their gross book value, and account for a significant portion of our revenues and/or NOI. Although we have various rights as the owner of these integrated senior health campuses under our management agreements, we rely on TMS’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our integrated senior health campuses operations efficiently and effectively, and to identify and manage development opportunities for new integrated senior health campuses. We also rely on TMS to provide accurate campus-level financial results for our integrated senior health campuses in a timely manner and to otherwise operate our integrated senior health campuses in compliance with the terms of our management agreements and all applicable laws and regulations. We depend on TMS’s ability to attract and retain skilled personnel to provide these services. A shortage of nurses or other trained personnel or general inflationary pressures may force TMS to enhance its pay and benefits package to compete effectively for such personnel, but it may not be able to offset these added costs by increasing the rates charged to residents. As such, any adverse developments in TMS’s business or financial condition, including its ability to retain key personnel, could impair its ability to manage our integrated senior health campuses efficiently and effectively and could have a material adverse effect on us. In addition, if TMS experiences any significant financial, legal, accounting or regulatory difficulties due to a weak economy, industry downturn or otherwise, such difficulties could result in, among other adverse events, acceleration of its indebtedness, impairment of its continued access to capital, the enforcement of default remedies by its counterparties, or the commencement of insolvency proceedings by or against it under the United States Bankruptcy Code. Any one or a combination of these risks could have a material adverse effect on us.
In the event that our management agreements with TMS are terminated or not renewed, we may be unable to replace TMS with another suitable manager, or, if we were successful in locating such a manager, that it would manage the integrated senior health campuses effectively or that any such transition would be completed timely, which may have a material adverse effect on us.
We continually monitor and assess our contractual rights and remedies under our management agreements with TMS. When determining whether to pursue any existing or future rights or remedies under those agreements, including termination rights, we consider numerous factors, including legal, contractual, regulatory, business and other relevant considerations. In the event that we exercise our rights to terminate management agreements with TMS for any reason or such agreements are not renewed upon expiration of their terms, we would attempt to reposition the affected integrated senior health campuses with another manager. Although we believe that many qualified national and regional operators would be interested in managing our integrated senior health campuses, we cannot provide any assurance that we would be able to locate another suitable manager or, if we were successful in locating such a manager, that it would manage the integrated senior health campuses effectively or that any such transition would be completed timely. Any such transition would likely result in disruption of the operation of such facilities, including matters relating to staffing and reporting. Moreover, the transition to a replacement manager may require approval by the applicable regulatory authorities and, in most cases, one or more of our lenders including the mortgage lenders for the integrated senior health campuses, and we cannot provide any assurance that such approvals would be granted on a timely basis, if at all. Any inability to replace, or delay in replacing TMS as the manager of integrated senior health campuses could have a material adverse effect on us.
Risks Related to Investments in Real Estate
A high concentration of our properties in a particular geographic area would magnify the effects of downturns in that geographic area.
We have a concentration of properties in particular geographic areas; therefore, any adverse situation that disproportionately effects one of those areas would have a magnified adverse effect on our portfolio. As of November 15, 2021, our properties located in Indiana accounted for approximately 30.7% of our total property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
Most of our costs, such as operating and general and administrative expenses, interest expense, and real estate acquisition and construction costs, are subject to inflation.
A significant portion of our operating expenses is sensitive to inflation. These include expenses for property-related costs such as insurance, utilities and repairs and maintenance. Property taxes are also impacted by inflationary changes as taxes are typically regularly reassessed in most states based on changes in the fair value of our properties. We also have ground lease expenses in certain of our properties. Ground lease costs are contractual, but in some cases, lease payments reset every few years based on changes on consumer price indexes.

Operating expenses on our non-RIDEA properties, with the exception of ground lease rental expenses, are typically recoverable through our lease arrangements, which allow us to pass through substantially all expenses associated with property taxes, insurance, utilities, repairs and maintenance, and other operating expenses (including increases thereto) to our tenants. As of September 30, 2021, the majority of our existing leases were either triple net leases or leases that allow us to recover operating expenses, and also provided for the recapture of capital expenditures. Our remaining leases are generally gross leases, which provide for recoveries of operating expenses above the operating expenses from the initial year within each lease. During inflationary periods, we expect to recover increases in operating expenses from our triple net leases and our gross leases. As a result, we do not believe that inflation would result in a significant adverse effect on our net operating income, results of operations, and operating cash flows at the property level. For our RIDEA properties, increases in operating expenses, including labor, that are caused by inflationary pressures will generally be passed through to the us and may adversely impact our net operating income, results of operations and operating cash flows.
Effective upon the Merger and the AHI Acquisition on October 1, 2021, our general and administrative expenses consist primarily of compensation costs, as well as professional and legal fees. Annually, our employee compensation is adjusted to reflect merit increases; however, to maintain our ability to successfully compete for the best talent, rising inflation rates may require us to provide compensation increases beyond historical annual merit increases, which may significantly increase our compensation costs. Similarly, professional and legal fees are also subject to the impact of inflation and expected to increase proportionately with increasing market prices for such services. Consequently, inflation is expected to increase our general and administrative expenses over time and may adversely impact our results of operations and operating cash flows.
Also, during inflationary periods, interest rates have historically increased, which would have a direct effect on the interest expense of our borrowings. Our exposure to increases in interest rates is limited to our variable-rate borrowings, which consist of borrowings under the Credit Facilities and variable-rate mortgage loans payable. As of September 30, 2021, our outstanding debt and GAHR III outstanding debt aggregated $2.4 billion, of which 31.2% was unhedged variable-rate debt. Therefore, a significant increase in inflation rates would have a material adverse impact on our financing costs and interest expense.
We have long term lease agreements with our tenants that contain effective annual rent escalations that were either fixed or indexed based on a consumer price index or other index. We believe our annual lease expirations allow us to reset these leases to market rents upon renewal or re-leasing and that annual rent escalations within our long-term leases are generally sufficient to offset the effect of inflation on non-recoverable costs, such as general and administrative expenses and interest expense. However, it is possible that during higher inflationary periods the impact of inflation will not be adequately offset by the resetting of rents from our renewal and re-leasing activities or our annual rent escalations. As a result, during inflationary periods in which the inflation rate exceeds the annual rent escalation percentages within our lease contracts, we may not adequately mitigate the impact of inflation, which may adversely affect to our business, financial condition, results of operations, and cash flows.
Additionally, inflationary pricing may have a negative effect on the real estate acquisitions and construction costs necessary to complete our development and redevelopment projects, including, but not limited to, costs of construction materials, labor, and services from third-party contractors and suppliers. Higher acquisition and construction costs could adversely impact our net investments in real estate and expected yields in our development and redevelopment projects, which may make otherwise lucrative investment opportunities less profitable to us. As a result, our financial condition, results of operations, and cash flows, we well as our ability to pay dividends, could be adversely affected over time.
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
Risks Related to the Merger
The ownership position of our stockholders and the stockholders of GAHR III is diluted by the REIT Merger.
The REIT Merger diluted the ownership percentage of our stockholders and resulted in GAHR III stockholders having an ownership stake in the Combined Company that is smaller than their prior stake in GAHR III. Based on the number of shares of our common stock and GAHR III common stock outstanding on September 30, 2021, our stockholders, on the one hand, and former GAHR III stockholders, on the other hand, owned approximately 31.3% and 68.7%, respectively, of the issued and outstanding shares of our common stock following the REIT Merger on October 1, 2021. Consequently, each of our stockholders and each GAHR III stockholder, as a general matter, has less influence over the management and policies of the Combined Company following the Merger than previously exercisable over our management and policies and the management and policies of GAHR III, as applicable.
If and when the Combined Company completes a liquidity event, the market value ascribed to the shares of common stock of the Combined Company upon the liquidity event may be significantly lower than the current estimated per share NAV after the consummation of the Merger.
The estimated per share NAV of our common stock was not immediately determined following the consummation of the Merger. In the event that the Combined Company completes a liquidity event after consummation of the Merger, such as a listing of its shares on a national securities exchange, a merger in which stockholders of the Combined Company receive securities that are listed on a national securities exchange, or a sale of the Combined Company for cash, the market value of the shares of the Combined Company upon consummation of such liquidity event may be significantly lower than the current estimated per share NAV of our common stock that may be reflected on the account statements of stockholders of the Combined Company after consummation of the Merger. For example, if the shares of the Combined Company are listed on a national securities exchange at some point after the consummation of the Merger, the trading price of the shares may be significantly lower than the most recent estimated per share NAV of our common stock of $9.22 as of September 30, 2020.
As a result of the AHI Acquisition, the Combined Company is newly self-managed.
As a result of the AHI Acquisition and the Merger, the Combined Company is a self-managed REIT. The Combined Company will no longer bear the costs of the various fees and expense reimbursements previously paid to the former external advisors of GAHR III and our company and their affiliates; however, the Combined Company’s expenses will include the compensation and benefits of the Combined Company’s officers, employees and consultants, as well as overhead previously paid by the former external advisors of GAHR III and our company and their affiliates. The Combined Company’s employees will provide services historically provided by the external advisors and their affiliates. The Combined Company will be subject to potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances, and the Combined Company will bear the cost of the establishment and maintenance of any employee compensation plans. In addition, the Combined Company has not previously operated as a self-managed REIT and may encounter unforeseen costs, expenses and difficulties associated with providing these services on a self-advised basis. If the Combined Company incurs unexpected expenses as a result of its self-management, its results of operations could be lower than they otherwise would have been.
If the REIT Merger does not qualify as a tax-free reorganization, there may be adverse tax consequences.
The REIT Merger is intended to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. The closing of the REIT Merger was conditioned on the receipt by us and GAHR III of an opinion of counsel to the effect that the REIT Merger will qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. However, these legal opinions will not be binding on the IRS or on the courts. If, for any reason, the REIT Merger were to fail to qualify as a tax-free reorganization, then each GAHR III stockholder generally would recognize gain or loss, as applicable, equal to the difference between (1) the merger consideration (i.e. the fair market value of the shares of our Class I common stock) received by such GAHR III stockholder in the REIT Merger; and (2) such GAHR III stockholder’s adjusted tax basis in its GAHR III common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

2.1
Agreement and Plan of Merger, dated June 23, 2021, by and among Griffin-American Healthcare REIT IV, Inc., Griffin-American Healthcare REIT IV Holdings, LP, Continental Merger Sub, LLC, Griffin-American Healthcare REIT III, Inc. and Griffin-American Healthcare REIT III Holdings, LP (included as Exhibit 2.1 to our Current Report on Form 8-K (File No. 000-55775) filed June 24, 2021 and incorporated herein by reference)

3.1
Fourth Articles of Amendment and Restatement of Griffin-American Healthcare REIT IV, Inc., dated October 1, 2021 (included as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55775) filed October 1, 2021 and incorporated herein by reference)

3.2	Bylaws of American Healthcare REIT, Inc. (included as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55775) filed October 5, 2021 and incorporated herein by reference)

4.1
Amended and Restated Distribution Reinvestment Plan of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.6 to our Registration Statement on Form S-3 (File No. 333-229301) filed January 18, 2019 and incorporated herein by reference)

10.1	Form of Indemnification Agreement (included as Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55775) filed October 1, 2021 and incorporated herein by reference)

10.2
Second Amended and Restated Agreement of Limited Partnership of American Healthcare REIT Holdings, LP, dated October 1, 2021 (included as Exhibit 10.1 to the Company’s Current Form on 8-K (File No. 000-55775) filed October 5, 2021 and incorporated by reference)

10.3	Amended and Restated Share Repurchase Plan (included as Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-55775) filed October 5, 2021 and incorporated herein by reference)

10.4
Registration Rights Agreement, dated October 1, 2021, by and between Griffin-American Healthcare REIT III, Inc. and Griffin-American Healthcare REIT III Holdings, LP (included as Exhibit 10.1 to Griffin-American Healthcare REIT III, Inc’s Current Report on Form 8-K (File No. 000-55434) filed October 1, 2021 and incorporated herein by reference)

10.5*
Second Amendment to Credit Agreement by and among Griffin-American Healthcare REIT IV Holdings, LP, Griffin-American Healthcare REIT IV, Inc., Subsidiary Guarantors, Lenders and Bank of America, N.A., dated October 1, 2021

10.6
Credit Agreement dated as of January 25, 2019, among Griffin-American Healthcare REIT III Holdings, LP, Griffin-American Healthcare REIT III, Inc. and certain subsidiaries, certain lender parties, Bank of America, N.A., KeyBank, National Association, Citizens Bank, National Association, Merrill Lynch, Pierce, Fenner & Smith Incorporated and KeyBanc Capital Markets (included as Exhibit 10.1 to Griffin-American Healthcare REIT III, Inc’s Current Report on Form 8-K (File No. 000-55434) filed January 31, 2019 and incorporated herein by reference)

10.7
First Amendment to Credit Agreement by and among Griffin-American Healthcare REIT III Holdings, LP, Griffin-American Healthcare REIT III, Inc., Subsidiary Guarantors, Lenders and Bank of America, N.A., dated July 28, 2020 (included as Exhibit 10.1 to Griffin-American Healthcare REIT III, Inc.’s Current Report on Form 8-K (File No. 000-55434) filed August 3, 2020 and incorporated herein by reference)

10.8*
Second Amendment to Credit Agreement by and among Griffin-American Healthcare REIT III Holdings, LP, Griffin-American Healthcare REIT III, Inc., Subsidiary Guarantors, Lenders and Bank of America, N.A., dated October 1, 2021

10.9
First Amended and Restated Senior Secured Credit Agreement dated as of September 5, 2019, among Trilogy RER, LLC, and certain subsidiaries of Trilogy RER, LLC, Trilogy OpCo, LLC and Trilogy Pro Services, LLC, KeyBank National Association and the other lenders which are parties thereto from time to time, CIT Bank, N.A., Regions Bank, KeyBanc Capital Markets, Inc., Regions Capital Markets, Bank of America, N.A. and The Huntington National Bank (included as Exhibit 10.1 to Griffin-American Healthcare REIT III, Inc.’s Current Report on Form 8-K (File No. 000-55434) filed September 11, 2019 and incorporated herein by reference)

10.10
Unconditional Guaranty of Payment dated as of September 5, 2019, by Trilogy Investors, LLC, Trilogy Healthcare Holdings, Inc., Trilogy Pro Services, LLC and Trilogy OpCo, LLC for the benefit of KeyBank National Association and the other lenders which are parties thereto from time to time, CIT Bank, N.A., Regions Bank, KeyBanc Capital Markets, Inc., Regions Capital Markets, Bank of America, N.A. and The Huntington National Bank (included as Exhibit 10.2 to Griffin-American Healthcare REIT III, Inc.’s Current Report on Form 8-K (File No. 000-55434) filed September 11, 2019 and incorporated herein by reference)

10.11
Offer Letter, dated October 1, 2021, between Griffin-American Healthcare REIT III, Inc. and Jeffrey T. Hanson (included as Exhibit 10.2 to Griffin-American Healthcare REIT III, Inc.’s Current Report on Form 8-K (File No. 000-55434) filed October 1, 2021 and incorporated herein by reference)

10.12
Offer Letter, dated October 1, 2021, between Griffin-American Healthcare REIT III, Inc. and Danny Prosky (included as Exhibit 10.3 to Griffin-American Healthcare REIT III, Inc.’s Current Report on Form 8-K (File No. 000-55434) filed October 1, 2021 and incorporated herein by reference)

10.13
Offer Letter, dated October 1, 2021, between Griffin-American Healthcare REIT III, Inc. and Mathieu B. Streiff (included as Exhibit 10.4 to Griffin-American Healthcare REIT III, Inc.’s Current Report on Form 8-K (File No. 000-55434) filed October 1, 2021 and incorporated herein by reference)

10.14
Offer Letter, dated October 1, 2021, between Griffin-American Healthcare REIT III, Inc. and Brian S. Peay (included as Exhibit 10.5 to Griffin-American Healthcare REIT III, Inc.’s Current Report on Form 8-K (File No. 000-55434) filed October 1, 2021 and incorporated herein by reference)

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

American Healthcare REIT, Inc. (f/k/a Griffin-American Healthcare REIT IV, Inc.) (Registrant)

November 15, 2021	By:	/s/ DANNY PROSKY
Date		Danny Prosky
Chief Executive Officer and President
(Principal Executive Officer)

November 15, 2021	By:	/s/ BRIAN S. PEAY
Date		Brian S. Peay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)