Form 10-K
period 2021-12-31
American Healthcare REIT, Inc.
filed 2022-03-25
CIK 1632970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There is no established market for the registrant’s common stock. On March 18, 2021, the registrant’s board of directors established an updated estimated per share net asset value, or NAV, of the registrant’s common stock of $9.22 as of September 30, 2020. As of the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 75,788,583 shares of Class T common stock and 5,405,560 shares of Class I common stock held by non-affiliates, excluding shares owned by officers of American Healthcare Investors, LLC, the registrant’s then-affiliated co-sponsor, for an aggregate market value of $698,771,000 and $49,839,000, respectively, assuming a market value as of that date of $9.22 per share.
As of March 18, 2022, there were 77,504,480 shares of Class T common stock and 186,305,249 shares of Class I common stock of American Healthcare REIT, Inc. outstanding.
______________________________________
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference portions of the American Healthcare REIT, Inc. definitive proxy statement for the 2022 annual meeting of stockholders (into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K).

AMERICAN HEALTHCARE REIT, INC.
(A Maryland Corporation)

PART I
Item 1. Business.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, for periods prior to the Merger, as defined below, and American Healthcare REIT, Inc. (formerly known as Griffin-American Healthcare REIT IV, Inc.) and its subsidiaries, including American Healthcare REIT Holdings, LP (formerly known as Griffin-American Healthcare REIT III Holdings, LP), for periods following the Merger, except where otherwise noted. Certain historical information of Griffin-American Healthcare REIT IV, Inc. is included for background purposes.
Company
American Healthcare REIT, Inc., a Maryland corporation, owns a diversified portfolio of clinical healthcare real estate properties, focusing primarily on medical office buildings, skilled nursing facilities, senior housing, hospitals and other healthcare-related facilities. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). Our healthcare facilities operated under a RIDEA structure include our senior housing operating properties, or SHOP (formerly known as senior housing — RIDEA), and our integrated senior health campuses. We have originated and acquired secured loans and may also originate and acquire other real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income; however, we have selectively developed, and may continue to selectively develop, real estate properties. We qualified to be taxed as a real estate investment trust, or REIT, under the Code for federal income tax purposes, and we intend to continue to qualify to be taxed as a REIT.
Merger of Griffin-American Healthcare REIT III, Inc. and Griffin-American Healthcare REIT IV, Inc.
On June 23, 2021, Griffin-American Healthcare REIT III, Inc., a Maryland corporation, or GAHR III, Griffin-American Healthcare REIT III Holdings, LP, a Delaware limited partnership, or our operating partnership that subsequent to the Merger on October 1, 2021 described below is also referred to as the surviving partnership, Griffin-American Healthcare REIT IV, Inc., a Maryland corporation, or GAHR IV, its subsidiary Griffin-American Healthcare REIT IV Holdings, LP, a Delaware limited partnership, or GAHR IV Operating Partnership, and Continental Merger Sub, LLC, a Maryland limited liability company and a newly formed wholly owned subsidiary of GAHR IV, or Merger Sub, entered into an Agreement and Plan of Merger, or the Merger Agreement. On October 1, 2021, pursuant to the Merger Agreement, (i) GAHR III merged with and into Merger Sub, with Merger Sub being the surviving company, or the REIT Merger, and (ii) GAHR IV Operating Partnership merged with and into our operating partnership, with our operating partnership being the surviving entity and being renamed American Healthcare REIT Holdings, LP, or the Partnership Merger, and, together with the REIT Merger, the Merger. Following the Merger on October 1, 2021, our company, or the Combined Company, was renamed American Healthcare REIT, Inc. The REIT Merger was intended to qualify as a reorganization under, and within the meaning of, Section 368(a) of the Code. As a result of and at the effective time of the Merger, the separate corporate existence of GAHR III and GAHR IV Operating Partnership ceased.
At the effective time of the REIT Merger, each issued and outstanding share of GAHR III’s common stock, $0.01 par value per share, converted into the right to receive 0.9266 shares of GAHR IV’s Class I common stock, $0.01 par value per share. Further, at the effective time of the Partnership Merger, (i) each unit of limited partnership interest in the surviving partnership outstanding as of immediately prior to the effective time of the Partnership Merger was converted automatically into the right to receive 0.9266 of a Partnership Class I Unit, as defined in the agreement of limited partnership, as amended, of the surviving partnership, and (ii) each unit of limited partnership interest in GAHR IV Operating Partnership outstanding as of immediately prior to the effective time of the Partnership Merger was converted automatically into the right to receive one unit of limited partnership interest of the surviving partnership of like class.
AHI Acquisition
Also on June 23, 2021, GAHR III; our operating partnership; American Healthcare Investors, LLC, or AHI; Griffin Capital Company, LLC, or Griffin Capital; Platform Healthcare Investor T-II, LLC; Flaherty Trust; and Jeffrey T. Hanson, our former Chief Executive Officer and current Executive Chairman of the Board of Directors, Danny Prosky, our former Chief Operating Officer and current Chief Executive Officer and President, and Mathieu B. Streiff, our former Executive Vice President, General Counsel and current Chief Operating Officer, or collectively, the AHI Principals, entered into a contribution and exchange agreement, or the Contribution Agreement, pursuant to which, among other things, GAHR III agreed to acquire a newly formed entity, American Healthcare Opps Holdings, LLC, or NewCo, which we refer to as the AHI Acquisition. NewCo owned substantially all of the business and operations of AHI, as well as all of the equity interests in (i) Griffin-American Healthcare REIT IV Advisor, LLC, or GAHR IV Advisor, a subsidiary of AHI that served as the external advisor of GAHR IV, and (ii) Griffin-American Healthcare REIT III Advisor, LLC, or GAHR III Advisor, also referred to as our former advisor, a subsidiary of AHI that served as the external advisor of GAHR III. See “Operating Partnership and Former Advisor” below for a further discussion.
On October 1, 2021, the AHI Acquisition closed immediately prior to the consummation of the Merger, and pursuant to the Contribution Agreement, AHI contributed substantially all of its business and operations to the surviving partnership, including its interest in GAHR III Advisor and GAHR IV Advisor, and Griffin Capital contributed its then-current ownership interest in GAHR III Advisor and GAHR IV Advisor to the surviving partnership. In exchange for these contributions, the surviving partnership issued limited partnership units, or surviving partnership OP units. Subject to working capital and other customary adjustments, the total approximate value of these surviving partnership OP units at the time of consummation of the transactions contemplated by the Contribution Agreement was approximately $131,674,000, with a reference value for purposes thereof of $8.71 per unit, such that the surviving partnership issued 15,117,529 surviving partnership OP units as consideration, or the Closing Date Consideration. Following the consummation of the Merger and the AHI Acquisition, the Combined Company has become self-managed. As of December 31, 2021, such surviving partnership OP units are owned by AHI Group Holdings, LLC, or AHI Group Holdings, which is owned and controlled by the AHI Principals, Platform Healthcare Investor T-II, LLC, Flaherty Trust and a wholly owned subsidiary of Griffin Capital, or collectively, the NewCo Sellers.
In addition to the Closing Date Consideration, pursuant to the Contribution Agreement, we may in the future pay cash “earnout” consideration to AHI based on the fees that we may earn from our potential sponsorship of, and investment advisory services rendered to, American Healthcare RE Fund, L.P., a healthcare-related, real-estate-focused, private investment fund under consideration by AHI, or the Earnout Consideration. The Earnout Consideration is uncapped in amount and, if ever payable by us to AHI, will be due on the seventh anniversary of the closing of the AHI Acquisition (subject to acceleration in certain events, including if we achieve certain fee-generation milestones from our sponsorship of the private investment fund). AHI’s ability to receive the Earnout Consideration is also subject to vesting conditions relating to the private investment fund’s deployed equity capital and the continuous employment of at least two of the AHI Principals throughout the vesting period. As of December 31, 2021, the fair value of such cash earnout consideration was estimated to be $0.
The AHI Acquisition was treated as a business combination for accounting purposes, with GAHR III as both the legal and accounting acquiror of NewCo. While GAHR IV was the legal acquiror of GAHR III in the REIT Merger, GAHR III was determined to be the accounting acquiror in the REIT Merger in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 805, Business Combinations, or ASC Topic 805, after considering the relative share ownership and the composition of the governing body of the Combined Company. Thus, the financial information set forth herein subsequent to the consummation of the Merger and the AHI Acquisition reflects results of the Combined Company, and the financial information set forth herein prior to the Merger and the AHI Acquisition reflects GAHR III’s results. For this reason, period to period comparisons may not be meaningful.
Please see Note 3, Business Combinations, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of the Merger and the AHI Acquisition.
Operating Partnership and Former Advisor
We conduct substantially all of our operations through our operating partnership. Through September 30, 2021, we were externally advised by our former advisor pursuant to an advisory agreement, as amended, or the Advisory Agreement, between us and our former advisor, and GAHR IV was externally advised by its former advisor pursuant to a separate advisory agreement between those parties. On June 23, 2021, we also entered into a Mutual Consent Regarding Waiver of Subordination of Asset Management Fees, or the Mutual Consent, pursuant to which, for the period from the date the Mutual Consent was entered into until the earlier to occur of (i) the closing of the Merger, or (ii) the termination of the Merger Agreement, the parties waived the requirement in the Advisory Agreement that our stockholders receive distributions in an amount equal to 5.0% per annum, cumulative, non-compounded, of their invested capital before we would be obligated to pay an asset management fee. Our former advisor and the former advisor of GAHR IV used their best efforts, subject to the oversight and review of each company’s board of directors, to, among other things, provide asset management, property management, acquisition, disposition and other advisory services on behalf of the respective company consistent with such company’s investment policies and objectives. Following the Merger and the AHI Acquisition, we became self-managed and are no longer externally advised. As a result, any fees that would have otherwise been payable to our former advisor or the former advisor of GAHR IV, are no longer being paid.
Prior to the Merger and AHI Acquisition, our former advisor was 75.0% owned and managed by wholly owned subsidiaries of AHI, and 25.0% owned by a wholly owned subsidiary of Griffin Capital, or collectively, our former co-sponsors. Prior to the AHI Acquisition, AHI was 47.1% owned by AHI Group Holdings, 45.1% indirectly owned by Digital

Bridge Group, Inc. (NYSE: DBRG) (formerly known as Colony Capital, Inc.), or Digital Bridge, and 7.8% owned by James F. Flaherty III, a former partner of Colony Capital. We were not affiliated with Griffin Capital, Digital Bridge or Mr. Flaherty; however, we were affiliated with our former advisor, AHI and AHI Group Holdings. Please see the “Merger of Griffin-American Healthcare REIT III, Inc. and Griffin-American Healthcare REIT IV, Inc.” and “AHI Acquisition” sections above for a further discussion of our operations effective October 1, 2021. As a result of the Merger and the AHI Acquisition on October 1, 2021, we, through our direct and indirect subsidiaries, own approximately 94.9% of our operating partnership and the remaining 5.1% is owned by the NewCo Sellers. See Note 13, Redeemable Noncontrolling Interests, and Note 14, Equity – Noncontrolling Interests in Total Equity, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
Public Offering
GAHR IV raised $754,118,000 through a best efforts initial public offering, or the initial offering, and issued 75,639,681 aggregate shares of its Class T and Class I common stock. In addition, during the initial offering, GAHR IV issued 3,253,535 aggregate shares of its Class T and Class I common stock pursuant to GAHR IV’s distribution reinvestment plan, as amended, or the DRIP, for a total of $31,021,000 in distributions reinvested. Following the deregistration of the initial offering, GAHR IV continued issuing shares of its common stock pursuant to the DRIP through a subsequent offering, or the 2019 GAHR IV DRIP Offering. GAHR IV commenced offering shares pursuant to the 2019 GAHR IV DRIP Offering on March 1, 2019, following the termination of the initial offering on February 15, 2019. On March 18, 2021, the GAHR IV board of directors authorized the suspension of the DRIP, effective as of April 1, 2021.
On October 4, 2021, our board of directors, or our board, authorized the reinstatement of the DRIP. We continue to offer up to $100,000,000 of shares of our common stock to be issued pursuant to the DRIP under an existing Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, filed by GAHR IV. As of December 31, 2021, a total of $54,637,000 in distributions were reinvested that resulted in 5,755,013 shares of common stock being issued pursuant to the 2019 GAHR IV DRIP Offering. We collectively refer to the DRIP portion of GAHR IV’s initial offering and the 2019 GAHR IV DRIP Offering as our DRIP Offerings. See Note 14, Equity — Distribution Reinvestment Plan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
COVID-19
Due to the ongoing COVID-19 pandemic in the United States and globally, since March 2020, our residents, tenants, operating partners and managers have been materially impacted. The rise of the Delta and Omicron variants of COVID-19, and government and public health agencies’ responses to potential future resurgences in the virus, further contributes to the prolonged economic impact and uncertainties caused by the COVID-19 pandemic. There is also uncertainty regarding the acceptance of available vaccines and boosters and the public’s receptiveness to those measures. As the COVID-19 pandemic is still impacting the healthcare system, it continues to present challenges for us as an owner and operator of healthcare facilities, making it difficult to ascertain the long-term impact the COVID-19 pandemic will have on real estate markets in which we own and/or operate properties and our portfolio of investments.
We have evaluated the impacts of the COVID-19 pandemic on our business thus far and incorporated information concerning such impacts into our assessments of liquidity, impairment and collectability from tenants and residents as of December 31, 2021. We will continue to monitor such impacts and will adjust our estimates and assumptions based on the best available information. For a further discussion of the impact of the COVID-19 pandemic to our business, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Key Developments
•On October 1, 2021, we completed the Merger and the AHI Acquisition and were renamed American Healthcare REIT, Inc., which resulted in the creation of a self-managed, diversified healthcare real estate investment trust with approximately $4.3 billion in healthcare real estate assets.
•On October 4, 2021, our board authorized the reinstatement of the DRIP and as a result, beginning with the October 2021 distribution, which was paid in November 2021, stockholders who previously enrolled as participants in the DRIP (including former GAHR III stockholders who participated in the DRIP offerings conducted by GAHR III) were able to receive distributions in shares of our common stock pursuant to the terms of the DRIP, instead of cash distributions. Our board also authorized record date distributions to our Class T and Class I stockholders of record as of each monthly record date from October 2021 through March 2022, equal to $0.033333333 per share of our common stock, which is equal to an annualized distribution rate of $0.40 per share. The distributions were paid in cash or shares of our common stock pursuant to the DRIP.

•In addition, on October 4, 2021, our board amended and restated our share repurchase plan, which amended the repurchase price with respect to repurchases resulting from the death or qualifying disability (as such term is defined in the share repurchase plan) of a stockholder from 100% of the price paid by the stockholder to acquire shares of our Class T common stock or Class I common stock, as applicable, to the most recently published estimated per share net asset value, or NAV. On October 4, 2021, our board also authorized the partial reinstatement of our share repurchase plan with respect to requests to repurchase shares resulting from the death or qualifying disability of stockholders, effective with respect to qualifying repurchases for the fiscal quarter ending December 31, 2021, which were paid on January 4, 2022.
•During 2021, through our majority-owned subsidiary, Trilogy Investors, LLC, or Trilogy, GAHR III expanded our integrated senior health campuses segment by $165,818,000 primarily through the acquisition of previously leased campuses and completion of development projects, as well as the acquisition of land for development.
•On January 19, 2022, we terminated the 2018 Credit Facility (as defined below) and through our operating partnership, entered into a credit agreement that supersedes and replaces the 2019 Credit Facility (as defined below) with a credit facility for an aggregate maximum principal amount up to $1,050,000,000. See Note 9, Lines of Credit and Term Loans, and Note 22, Subsequent Events, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
•On March 24, 2022, our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, unanimously approved and established an updated estimated per share NAV of our common stock of $9.29 as of December 31, 2021. For a further discussion, see Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•As of March 25, 2022, we owned and/or operated 182 properties, comprising 191 buildings, and 122 integrated senior health campuses including completed development projects, or approximately 19,461,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $4,299,886,000. In addition, as of March 25, 2022, we also owned a real estate-related debt investment purchased for $60,429,000.
Our principal executive offices are located at 18191 Von Karman Avenue, Suite 300, Irvine, California 92612, and our telephone number is (949) 270-9200. We maintain a web site at www.americanhealthcarereit.com, at which there is additional information about us. The contents of that site are not incorporated by reference in, or otherwise a part of, this filing. We make our periodic and current reports and all amendments to those reports available at www.americanhealthcarereit.com as soon as reasonably practicable after such materials are electronically filed with the United States Securities and Exchange Commission, or the SEC. They also are available for printing by any stockholder upon request. In addition, copies of our filings with the SEC may be obtained from the SEC’s website, http://www.sec.gov. Access to these filings is free of charge.
Investment Objectives
Our investment objectives are:
•to preserve, protect and return our stockholders’ capital contributions;
•to pay regular cash distributions; and
•to realize growth in the value of our investments upon our ultimate sale of such investments.
Our board may change our investment objectives if it determines it is advisable and in the best interest of our stockholders.
Investment Strategy
We have and we may continue to invest in a diversified portfolio of clinical healthcare real estate properties, focusing primarily on medical office buildings, skilled nursing facilities, senior housing, hospitals and other healthcare-related facilities, such as long-term acute care centers, surgery centers, memory care facilities, specialty medical and diagnostic service facilities, laboratories and research facilities, pharmaceutical and medical supply manufacturing facilities and offices leased to tenants in healthcare-related industries. We have acquired, and may continue to acquire, properties either directly or jointly with third parties. We also have originated and acquired, and may continue to originate or acquire, secured loans and other real estate-related investments on an infrequent and opportunistic basis.
We generally seek investments that produce current income; however, we have selectively developed, and may continue to selectively develop, real estate properties. Our portfolio may include properties in various stages of development other than those producing current income. These stages include unimproved land both with and without entitlements and permits, property to be redeveloped and repositioned, newly constructed properties and properties in lease-up or other stabilization, all of which have limited or no relevant operating histories and current income. Our board makes such investment determinations based upon a variety of factors, including the available risk-adjusted returns for such properties when compared with other available properties, the appropriate diversification of the portfolio and our objectives of realizing both current income and capital appreciation upon the ultimate sale of properties.
We seek to maximize long-term stockholder value by generating sustainable growth in cash flows and portfolio value. In order to achieve these objectives, we may invest using a number of investment structures, which may include direct acquisitions, joint ventures, leveraged investments, issuing securities for property and direct and indirect investments in real estate. In order to maintain our exemption from regulation as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act, we may be required to limit our investments in certain types of real estate-related investments. See “Investment Company Act Considerations” below for a further discussion.
For each of our investments, regardless of property type, we seek to invest in properties with the following attributes:
•Quality. We seek to acquire properties that are suitable for their intended use with a quality of construction that is capable of sustaining the property’s investment potential for the long-term, assuming funding of budgeted maintenance, repairs and capital improvements.
•Location. We seek to acquire properties that are located in established or otherwise appropriate markets, with access and visibility suitable to meet the needs of its occupants. In addition to United States properties, we also seek to acquire international properties that meet our investment criteria.
•Market; Supply and Demand. We focus on local or regional markets that have potential for stable and growing property level cash flows over the long-term. These determinations are based in part on an evaluation of local and regional economic, demographic and regulatory factors affecting the property. For instance, we favor markets that indicate a growing population and employment base or markets that exhibit potential limitations on additions to supply, such as barriers to new construction. Barriers to new construction include lack of available land, stringent zoning restrictions and states where certificates of need are required. In addition, we generally seek to limit our investments in areas that have limited potential for growth.
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
Real Estate Investments
We have invested, and may continue to invest, in a diversified portfolio of clinical healthcare real estate investments, focusing primarily on medical office buildings, skilled nursing facilities, senior housing, hospitals and other healthcare-related facilities. We generally seek investments that produce current income. Our investments may include:
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
We generally seek to acquire real estate of the types described above that will best enable us to meet our investment objectives, taking into account the diversification of our portfolio at the time, relevant real estate and financial factors, the location, the income-producing capacity and the prospects for long-range appreciation of a particular property and other considerations. As a result, we may acquire properties other than the types described above. In addition, we may acquire properties that vary from the parameters described above for a particular property type.
Our real estate investments generally take the form of holding fee title or long-term leasehold interests. Our investments may be made either directly through our operating partnership or indirectly through investments in joint ventures, limited liability companies, general partnerships or other co-ownership arrangements with the developers of the properties or other persons. See “Joint Ventures” below for a further discussion.
We have exercised, and may continue to exercise, our purchase options to acquire properties that we currently lease. In addition, we have participated in sale-leaseback transactions, in which we purchase real estate investments and lease them back to the sellers of such properties. We will use our best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” and so that we will be treated as the owner of the property for federal income tax purposes.
Our obligation to close a transaction involving the purchase of real estate is generally conditioned upon the delivery and verification of certain documents from the seller or developer, including, where appropriate: (i) plans and specifications; (ii) environmental reports (generally a minimum of a Phase I investigation); (iii) building condition reports; (iv) surveys; (v) evidence of marketable title subject to such liens and encumbrances; (vi) audited financial statements covering recent operations of real properties having operating histories unless such statements are not required to be filed with the SEC and delivered to stockholders; (vii) title insurance policies; and (viii) liability insurance policies.
In determining whether to purchase a particular real estate investment, we may obtain an option on such property, including land suitable for development. The amount paid for an option is normally surrendered if the real estate is not purchased, and is normally credited against the purchase price if the real estate is purchased. We also may enter into arrangements with the seller or developer of a real estate investment whereby the seller or developer agrees that if, during a stated period, the real estate investment does not generate specified cash flows, the seller or developer will pay us cash in an amount necessary to reach the specified cash flows level, subject in some cases to negotiated dollar limitations.
We have obtained, and we intend to continue to obtain, adequate insurance coverage for all real estate investments in which we invest.
We have acquired, and we intend to continue to acquire, leased properties with long-term leases and we generally do not intend to operate any healthcare-related facilities directly. As a REIT, we are prohibited from operating healthcare-related facilities directly; however, we have leased, and may continue to lease, healthcare-related facilities that we acquire to wholly owned taxable REIT subsidiaries, or TRS. In such an event, our TRS will engage a third party in the business of operating healthcare-related facilities to manage the property utilizing a RIDEA structure permitted by the Code. Through our TRS, we bear all operational risks and liabilities associated with the operation of such healthcare-related facilities unlike our triple-net leased properties. Such operational risks and liabilities include, but are not limited to, resident quality of care claims and governmental reimbursement matters.
Development and Construction Activities
On an opportunistic basis, we have selectively developed, and may continue to selectively develop, real estate assets within our integrated senior health campuses segment when market conditions warrant, which may be funded through capital that we, and in certain circumstances, our joint venture partners, provide. As of December 31, 2021, we had two integrated senior health campuses under development. In doing so, we may be able to reduce overall purchase costs by developing property versus purchasing an existing property. We retain and will continue to retain independent contractors to perform the actual construction work on tenant improvements, as well as property development.
Joint Ventures
We have entered into, and we may continue to enter into, joint ventures, general partnerships and other arrangements with one or more institutions or individuals, including real estate developers, operators, owners, investors and others, for the purpose of acquiring real estate. Such joint ventures may be leveraged with debt financing or unleveraged. We have entered into, and may continue to enter into, joint ventures to further diversify our investments or to access investments which meet our investment criteria that would otherwise be unavailable to us. In determining whether to invest in a particular joint venture, we will evaluate the real estate that such joint venture owns or is being formed to own under the same criteria described elsewhere in this Annual Report on Form 10-K for the selection of our other properties. However, we will not participate in tenant in common syndications or transactions.
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
Our entering into such joint ventures may result in certain conflicts of interest. See Item 1A, Risk Factors — Risks Related to Joint Ventures, for a further discussion.
Real Estate-Related Investments
In addition to our acquisition of medical office buildings, skilled nursing facilities, senior housing, hospitals and other healthcare-related facilities, on an infrequent and opportunistic basis, we have invested, and may continue to invest, in real estate-related investments, including loans and securities investments.
Investing In and Originating Loans
We have invested, and we may continue to invest, in first and second mortgage loans, mezzanine loans and bridge loans. However, we will not make or invest in any loans that are subordinate to any mortgage or equity interest of any of our directors, or any of our affiliates. We also may invest in participations in mortgage loans. Second mortgage loans are secured by second deeds of trust on real property that is already subject to prior mortgage indebtedness. A mezzanine loan is a loan made in respect of certain real property but is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. A bridge loan is short term financing, for an individual or business, until permanent or the next stage of financing can be obtained. Mortgage participation investments are investments in partial interests of mortgages of the type described above that are made and administered by third-party mortgage lenders. In evaluating prospective loan investments, we consider factors, including, but not limited to: the ratio of the investment amount to the underlying property’s value, current and projected cash flows of the property, the degree of liquidity of the investment, the quality, experience and creditworthiness of the borrower and, in the case of mezzanine loans, the ability to acquire the underlying real property.
Our criteria for making or investing in loans are substantially the same as those involved in our investment in properties. We do not intend to make loans to other persons, to underwrite securities of other issuers or to engage in the purchase and sale of any types of investments other than those relating to real estate. We will not make or invest in mortgage loans on any one property if the aggregate amount of all mortgage loans outstanding on the property, including our loan, would exceed an amount equal to 85.0% of the appraised value of the property, as determined by an appraiser, unless we find substantial justification due to other underwriting criteria; however, our policy generally will be that the aggregate amount of all mortgage loans outstanding on the property, including our loan, would not exceed 75.0% of the appraised value of the property. We may find such justification in connection with the purchase of loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and in which the cost of the loan investment does not exceed the fair market value of the underlying property. We will not invest in or make loans unless an appraisal has been obtained concerning the underlying property, except for those loans insured or guaranteed by a government or government agency. In the event the transaction is with any of our directors or their respective affiliates, the appraisal will be obtained from a certified independent appraiser to support its determination of fair market value. In addition, we will seek to obtain a customary lender’s title insurance policy or commitment as to the priority of the mortgage or condition of the title. Because the factors considered, including the specific weight we place on each factor, will vary for each prospective loan investment, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.
We will evaluate all potential loan investments to determine if the security for the loan and the loan-to-value ratio meets our investment criteria and objectives. Most loans that we will consider for investment would provide for monthly payments of interest and some may also provide for principal amortization, although many loans of the nature that we will consider provide for payments of interest only and a payment of principal in full at the end of the loan term. We will not originate loans with negative amortization provisions.
We are not limited as to the amount of our assets that may be invested in mezzanine loans, bridge loans and second mortgage loans. However, we recognize that these types of loans are riskier than first deeds of trust or first priority mortgages on income-producing, fee-simple properties, and we expect to minimize the amount of these types of loans in our portfolio. We will evaluate the fact that these types of loans are riskier in determining the rate of interest on the loans. We do not have any policy that limits the amount that we may invest in any single loan or the amount we may invest in loans to any one borrower. We have not established a portfolio turnover policy with respect to loans we invest in or originate.

Investing in Securities
We have invested, and may continue to invest, in debt securities such as commercial mortgage-backed securities issued by other unaffiliated real estate companies. We may also invest in equity securities of public or private real estate companies. Commercial mortgage-backed securities are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Commercial mortgage-backed securities generally are pass-through certificates that represent beneficial ownership interests in common law trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. They typically are issued in multiple tranches whereby the more senior classes are entitled to priority distributions from the trust’s income. Losses and other shortfalls from expected amounts to be received in the mortgage pool are borne by the most subordinate classes, which receive payments only after the more senior classes have received all principal and/or interest to which they are entitled. Commercial mortgage-backed securities are subject to all of the risks of the underlying mortgage loans. We may invest in investment grade and non-investment grade commercial mortgage-backed securities.
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
We anticipate that our overall leverage will not exceed 50.0% of the combined fair market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year. For these purposes, the market value of each asset will be equal to the contract purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2021, our aggregate borrowings were 46.8% of the combined market value of all of our real estate and real estate-related investments.
We use our best efforts to obtain financing on the most favorable terms available to us and refinance assets during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing loan, when an existing loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include increased cash flows resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, and an increase in diversification and assets owned if all or a portion of the refinancing proceeds are reinvested.
If we incur mortgage indebtedness, we will endeavor to obtain level payment financing, meaning that the amount of debt service payable would be substantially the same each year, although some mortgages are likely to provide for one large payment and we may incur floating or adjustable rate financing when our board determines it to be in our best interest.
Sale or Disposition of Assets
We have disposed, and may continue to dispose, of assets. We will determine whether a particular property or real estate-related investment should be sold or otherwise disposed of after consideration of the relevant factors, including prevailing economic conditions, with a view toward maximizing our investment objectives. We intend to hold each property or real estate-related investment we acquire for an extended period. However, circumstances might arise which could result in a shortened holding period for certain investments. A property or real estate-related investment may be sold before the end of the expected holding period if: (i) diversification benefits exist associated with disposing of the investment and rebalancing our investment portfolio; (ii) an opportunity arises to pursue a more attractive investment; (iii) the value of the investment might decline; (iv) with respect to properties, a major tenant involuntarily liquidates or is in default under its lease; (v) the investment was acquired as part of a portfolio acquisition and does not meet our general acquisition criteria; (vi) an opportunity exists to enhance overall investment returns by raising capital through sale of the investment; or (vii) the sale of the investment is in the best interest of our stockholders.
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
Tax Status and Distribution Policy
As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. We qualified, and elected to be taxed, as a REIT under the Code for federal income tax purposes, and we intend to continue to qualify to be taxed as a REIT. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. Existing Internal Revenue Service, or IRS, guidance includes a safe harbor pursuant to which publicly offered REITs can satisfy the distribution requirement by distributing a combination of cash and stock to stockholders. In general, to qualify under the safe harbor, each stockholder must elect to receive either cash or stock, and the aggregate cash component of the distribution to stockholders must represent at least 20.0% of the total distribution.
We cannot predict if we will generate sufficient cash flows to continue to pay cash distributions to our stockholders on an ongoing basis or at all. The amount of any cash distributions is determined by our board and depends on the amount of distributable funds, current and projected cash requirements, tax considerations, any limitations imposed by the terms of indebtedness we may incur and other factors. If our investments produce sufficient cash flows, we expect to continue paying distributions to our stockholders as determined at the discretion of our board of directors. Because our cash available for distribution in any year may be less than 90.0% of our annual taxable income, excluding net capital gains, for the year, we may be required to borrow money, use proceeds from the issuance of securities (in subsequent offerings, if any) or sell assets to pay out enough of our taxable income to satisfy the distribution requirement. These methods of obtaining funds could affect future distributions by increasing operating costs. We did not establish any limit on the amount of net proceeds from the initial offering or borrowings that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences.
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
Since September 2021, our board authorizes distributions to our stockholders of record as of a designated record date each month and pays such distributions monthly in arrears. However, our board could, at any time, elect to pay distributions quarterly to reduce administrative costs. The amount of distributions we pay to our stockholders is determined by our board and is dependent on a number of factors, including funds available for the payment of distributions, our financial condition, capital expenditure requirements, annual distribution requirements needed to maintain our status as a REIT under the Code and restrictions imposed by our organizational documents and Maryland Law.
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
Government Regulations
Our properties are subject to various federal, state and local regulatory requirements, and changes in these laws and regulations, or their interpretation by agencies, occur frequently. Further, our tenants and our healthcare facility operators and managers, including our TRS entities that own and operate our properties under a RIDEA structure, and our tenants are typically subject to extensive and complex federal, state and local healthcare laws and regulations relating to quality of care, government reimbursement, fraud and abuse practices, and similar laws governing the operation of healthcare facilities, and we expect the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of healthcare management, fraud and provision of services, among others. If we fail to comply with these various requirements, we may incur governmental fines or private damage awards. While we believe that our properties are and will be in substantial compliance with all of these regulatory requirements, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated capital expenditures that will adversely affect our ability to make distributions to our stockholders. We believe, based in part on third-party due diligence reports which are generally obtained at the time we acquire the properties, that all of our properties comply in all material respects with current regulations. However, if we were required to make significant expenditures under applicable regulations, our financial condition, results of operations, cash flows and ability to satisfy our debt service obligations and to pay distributions could be adversely affected.
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
Geographic Concentration
For a discussion of our geographic information, see Item 2, Properties — Geographic Diversification/Concentration Table, as well as Note 19, Segment Reporting and Note 20, Concentration of Credit Risk, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Employees; Human Capital Resources
Our People
Prior to the consummation of the Merger and the AHI Acquisition on October 1, 2021, we were externally managed by our former advisor and relied on its employees, and our executive officers were all employees of one of our former co-sponsors. As of October 1, 2021, as a result of the Merger and the AHI Acquisition, we became self-managed and as of December 31, 2021, we have approximately 100 employees.
We believe our employees are our greatest asset, and we pride ourselves on the diversity they bring to our company. Because of this, we have implemented a number of programs to foster not only their professional growth, but also their growth as global citizens. All of our employees are provided with a comprehensive benefits and wellness package, which may include high-quality medical, dental and vision insurance, life insurance, 401(k) matching, long-term incentive plans, educational grants, fitness programs and much more. We provide our employees, consultants and executive officers with competitive compensation and, where applicable, opportunities for equity ownership through our 2015 Incentive Plan, as amended. See Note 14, Equity — 2015 Incentive Plan, to the Consolidated Financial Statements that are part of this Annual Report on Form 10-K, for a further discussion.
We also believe that one of the keys to our success is our ability to benefit from a wide range of opinions and experiences. We believe the best way to accomplish this is through promoting racial, gender, and generational diversity across all layers of our organization. As of January 31, 2022, 69% of our employees are minorities and 67% are females. Generationally, our organization is composed of 43% Millennials, 47% Generation X, and 10% Baby Boomers.
Health and Safety
We are committed to providing a safe and healthy workplace. We continuously strive to meet or exceed compliance with all laws, regulations and accepted practices pertaining to workplace safety. All employees and contractors are required to comply with established safety policies, standards and procedures. As the COVID-19 pandemic persists, our focus remains on promoting employee health and safety and ensuring business continuity. Beginning in March 2020, our employees were instructed to work from home. As certain offices have reopened due to the lifting of local government restrictions, we have maintained a voluntary work-from-home policy, providing our people with valued flexibility. We have also substantially reduced employee travel to only essential business needs in favor of ongoing video-based meetings.
For our healthcare-related facilities operated pursuant to a RIDEA structure, which include our SHOP and integrated senior health campuses, we rely on each management company to attract and retain skilled personnel to provide services at our healthcare-related facilities. As a result of the COVID-19 pandemic, such management companies have put into place a number of health and safety measures to enable their employees to continue to work in our healthcare-related facilities, including the procurement and distribution of personal protective equipment and the implementation of daily employee and resident health screenings, vaccination clinics for employees and residents, as well as aggressive safety protocols in accordance with the Centers for Disease Control and Prevention, or CDC, Centers for Medicare and Medicaid Services, or CMS, and local health agency guidelines to limit the exposure and spread of COVID-19. While the health and safety measures instituted by each management company have allowed facilities to operate during the pandemic, these facilities may face challenges created by workforce shortages and absenteeism due to COVID-19.
Investment Company Act Considerations
We conduct, and intend to continue to conduct, our operations, and the operations of our operating partnership and any other subsidiaries, so that no such entity meets the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act. We primarily engage in the business of investing in real estate assets; however, our portfolio does include, to a much lesser extent, other real estate-related investments. We have also acquired, and may continue to acquire, real estate assets through investments in joint venture entities, including joint venture entities in which we may not own a controlling interest. We anticipate that our assets generally will be held in wholly and majority-owned subsidiaries of the company, each formed to hold a particular asset. We monitor our operations and our assets on an ongoing basis in order to ensure that neither we, nor any of our subsidiaries, meet the definition of “investment company” under Section 3(a)(1) of the Investment Company Act. Among other things, we monitor the proportion of our portfolio that is placed in investments in securities.
Information About Industry Segments
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. As of December 31, 2021, we operated through six reportable business segments — medical office buildings, integrated senior health campuses, skilled nursing facilities, SHOP, senior housing and hospitals.
Medical Office Buildings. As of December 31, 2021, we owned 105 medical office buildings, or MOBs. These properties typically contain physicians’ offices and examination rooms and may also include pharmacies, hospital ancillary service space and outpatient services such as diagnostic centers, rehabilitation clinics and day-surgery operating rooms. While these properties are similar to commercial office buildings, they require additional parking spaces as well as plumbing, electrical and mechanical systems to accommodate multiple exam rooms that may require sinks in every room and special equipment such as x-ray machines. In addition, MOBs are often built to accommodate higher structural loads for certain equipment and may contain other specialized construction. Our MOBs are typically multi-tenant properties leased to healthcare providers (hospitals and physician practices) for approximately three to 10 years with fixed annual escalations.
Skilled Nursing Facilities. As of December 31, 2021, we owned 17 skilled nursing facilities, or SNFs. Skilled nursing facility residents are generally higher acuity and need assistance with eating, bathing, dressing, and/or require assistance with medication and also require available 24-hour nursing care. SNFs offer restorative, rehabilitative and custodial nursing care for people not requiring the more extensive and sophisticated treatment available at hospitals. Ancillary revenues and revenues from sub-acute care services are derived from providing services to residents beyond room and board and include occupational, physical, speech, respiratory and intravenous therapy, wound care, oncology treatment, brain injury care, orthopedic therapy and other services. Certain SNFs provide some of the foregoing services on an out-patient basis. Skilled nursing services provided by our tenants in these SNFs are primarily paid for either by private sources or through the Medicare and Medicaid programs. Our SNFs are leased to a single tenant under a triple-net lease structure with approximately 12 to 15 year terms and fixed annual rent escalations.
Senior Housing. As of December 31, 2021, we owned 20 senior housing facilities. Senior housing facilities cater to different segments of the elderly population based upon their personal needs, and include assisted living, memory care, and independent living. Residents of assisted living facilities typically require limited medical care and need assistance with eating, bathing, dressing, and/or medication management and those services can be provided by staff at the facility. Resident programs offered at such facilities may include transportation, social activities and exercise and fitness programs. Services provided by our tenants in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare. Our senior housing facilities are leased to single tenants under triple-net lease structures, whereby the tenant is responsible for making rent payments, maintaining the properties and paying taxes and other expenses. Leases are typically 12 to 15 years with annual escalations and required lease coverage ratios.
SHOP. As of December 31, 2021, we owned and operated 47 senior housing facilities utilizing a RIDEA structure. Such facilities are of a similar property type as our senior housing segment discussed above; however, we have entered into agreements with healthcare operators to manage the facilities on our behalf utilizing a RIDEA structure. The healthcare operators we engage provide management and operational services at the facilities, and we retain the net earnings generated by the performance of each of the facilities after payment of the management fee and other operational and maintenance expenses. As a result, under a RIDEA structure we retain the upside from improved operational performance, and similarly the risk of any decline in performance. Substantially all of our leases with residents in the senior housing facilities are for a term of one year or less.
Integrated Senior Health Campuses. As of December 31, 2021, we owned and/or operated 122 integrated senior health campuses, predominantly all of which are operated utilizing a RIDEA structure. Integrated senior health campuses include a range of senior care, including assisted living, memory care, independent living, skilled nursing services and certain ancillary businesses. Services provided in these facilities are primarily paid for by the residents directly or through private insurance and are less reliant on government reimbursement programs such as Medicaid and Medicare.

Hospitals. As of December 31, 2021, we owned two hospital buildings. Services provided by our operators and tenants in our hospitals are paid for by private sources, third-party payors (e.g., insurance and Health Maintenance Organizations), or through the Medicare and Medicaid programs. We expect that our hospital properties typically will include acute care, long-term acute care, specialty and rehabilitation hospitals and generally will be leased to single tenants or operators under triple-net lease structures.
For a further discussion of our segment reporting for the years ended December 31, 2021, 2020 and 2019, see Item 2, Properties, Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 19, Segment Reporting, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Item 1A. Risk Factors
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
•Our success is dependent on our key personnel who face conflicts of interest for their time and fiduciary duties.
•We are not obligated to effectuate a liquidity event; therefore, our stockholders may have to hold their investment in shares of our common stock for an indefinite period of time.
•If we complete a liquidity event, the market value attributed to the shares of our common stock may be significantly lower than the current estimated per share NAV.
•Competition for the acquisition and disposition of healthcare-related facilities may reduce our profitability.
Risks Related to Our Business
•The COVID-19 pandemic has adversely impacted, and will likely continue to adversely impact, our business and financial results.
•As a result of the recent Merger and AHI Acquisition, we internalized our management functions which could cause us to incur significant costs.
•Certain campuses managed by Trilogy Management Services, LLC, or TMS, account for a significant portion of our revenues/operating income, and it may be difficult to replace TMS if our management agreements are terminated.
•We may incur additional costs in re-leasing properties, which could adversely affect our cash flows.
Risks Related to Our Organizational Structure
•The ownership position of our stockholders was diluted by the Merger resulting in reduced stockholder influence over the management and policies of our company.
•Several potential events, our ability to issue preferred stock, and the percentage limit on shares of common stock that any person may own could cause our stockholders’ investment in us to be diluted or prevent a sale of our common stock.
•Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit or delay our stockholders’ ability to dispose of their shares of our common stock.
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
•Most of our costs are subject to inflation.
•Delays in the acquisition, development, disposition and construction of real properties may have adverse effects on our results of operations and our ability to pay distributions to our stockholders.
•Our earnest money deposits made to certain development companies may not be fully refunded.
•Our stockholders may not receive any profits resulting from the sale of our properties, and representations made by us in connection with sales of our properties may subject us to liability.

•We face possible liability for environmental cleanup costs and damages for contamination related to properties we acquire.
•Our real estate investments may be too heavily concentrated in certain segments.
Risks Related to the Healthcare Industry
•Our tenants and operators are subject to regulation and oversight unique to the healthcare industry.
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
•We, our tenants and our operators for our skilled nursing, senior housing and integrated senior health campuses may be subject to various government reviews, audits and investigations that could adversely affect our business.
Risks Related to Debt Financing
•To the extent we borrow at fixed rates or enter into fixed interest rate swaps, we will not benefit from reduced interest expense if interest rates decrease.
•Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to pay distributions to our stockholders.
•Changes in banks’ inter-bank lending rate reporting practices may adversely affect the value of financial obligations held or issued by us that are linked to LIBOR.
•Interest-only indebtedness may increase our risk of default, adversely affect our ability to refinance or sell properties and eventually may reduce our funds available for distribution to our stockholders.
Risks Related to Real Estate-Related Investments
•Unfavorable real estate market conditions and delays in liquidating defaulted mortgage loan investments may negatively impact mortgage loans we have invested and may invest in.
•We expect a portion of our real estate-related investments to be illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.
•If we liquidate prior to the maturity of our real estate-related investments, we may be forced to sell those investments on unfavorable terms or at a loss.
Risks Related to Joint Ventures
•Property ownership through joint ventures could limit our control and the amount we participate in the cash flows of those investments.
Risks Related to Taxes and Our REIT Status
•Failure to maintain our qualification as a REIT for federal income tax purposes would subject us to federal income tax on our taxable income at regular corporate rates, which would substantially reduce our ability to pay distributions to our stockholders.
•Legislative or regulatory tax changes could adversely affect investors.
•Failure of the REIT Merger to qualify as a tax-free reorganization would result in adverse tax consequences.
Investment Risks
There is no public market for the shares of our common stock. Therefore, it will be difficult for our stockholders to sell their shares of our common stock and, if our stockholders are able to sell their shares of our common stock, they will likely sell them at a substantial discount.
There currently is no public market for the shares of our common stock. We do not expect a public market for our stock to develop prior to the listing of the shares of our common stock on a national securities exchange, which may not occur in the near future or at all. Additionally, our charter contains restrictions on the ownership and transfer of shares of our stock and these restrictions may inhibit our stockholders’ ability to sell their shares of our common stock. Our charter provides that no person may own more than 9.9% in value of our issued and outstanding shares of capital stock or more than 9.9% in value or in number of shares, whichever is more restrictive, of the issued and outstanding shares of our common stock. Any purported transfer of the shares of our common stock that would result in a violation of either of these limits will result in such shares being transferred to a trust for the benefit of a charitable beneficiary or such transfer being declared null and void. We have adopted a share repurchase plan, but it is limited in terms of the amount of shares of our common stock which may be repurchased annually, is subject to our board’s discretion and is currently suspended except with respect to requests resulting from the death or qualifying disability of stockholders. As such, it will be difficult for our stockholders to sell their shares of our common stock promptly or at all. If our stockholders are able to sell their shares of our common stock, our stockholders may only be able to sell them to an unrelated third party at a substantial discount from the price they paid. This may be the result, in part, of the fact that, at the time we made our investments, the amount of funds available for investment were reduced by up to 12.0% of the gross offering proceeds, which amounts were used to pay selling commissions, a dealer manager fee and other organizational and offering expenses. We also were required to use gross offering proceeds to pay acquisition fees, acquisition expenses and asset management fees. Unless our aggregate investments increase in value to compensate for these fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares of our common stock, whether pursuant to our share repurchase plan or otherwise, without incurring a substantial loss. We cannot assure our stockholders that their shares of our common stock will ever appreciate in value to equal the price our stockholders paid for their shares of our common stock. Therefore, shares of our common stock should be considered illiquid and a long-term investment and our stockholders must be prepared to hold their shares of our common stock for an indefinite length of time.
We have paid a portion of distributions from the net proceeds of the initial offering and borrowings, and in the future, may continue to pay distributions from borrowings or from other sources in anticipation of future cash flows. Any such distributions may reduce the amount of capital we ultimately invest in assets and may negatively impact the value of our stockholders’ investment.
We have used the net proceeds from the initial offering, borrowings and certain fees payable to our former advisor which have been waived, and in the future, may use borrowed funds or other sources, to pay cash distributions to our stockholders, which may reduce the amount of proceeds available for investment and operations, cause us to incur additional interest expense as a result of borrowed funds or cause subsequent investors to experience dilution. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits, the excess amount will be deemed a return of capital. Therefore, distributions payable to our stockholders may partially include a return of capital, rather than a return on capital, and we have paid a portion of our distributions from the net proceeds of the initial offering. We have not established any limit on the amount of net proceeds from the initial offering or borrowings that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences. The actual amount and timing of distributions is determined by our board, in its sole discretion and typically depends on the amount of funds available for distribution, which depend on items such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to maintain our qualification as a REIT. As a result, our distribution rate and payment frequency have varied, and may continue to vary, from time to time.
Prior to March 31, 2020, the GAHR IV board of directors authorized, on a quarterly basis, a daily distribution to its stockholders of record as of the close of business on each day of the period commencing on May 1, 2016 and ending on March 31, 2020. The daily distributions were calculated based on 365 days in the calendar year and were equal to $0.001643836 per share of GAHR IV’s Class T and Class I common stock, which is equal to an annualized distribution rate of $0.60 per share. These distributions were aggregated and paid monthly in arrears in cash or shares of common stock pursuant to the DRIP Offerings, only from legally available funds.
In response to the COVID-19 pandemic and its effects on GAHR IV’s business and operations, the GAHR IV board of directors decided to take steps to protect GAHR IV’s capital and maximize GAHR IV’s liquidity in an effort to strengthen GAHR IV’s long-term financial prospects. Consequently, on March 31, 2020, the GAHR IV board of directors authorized a reduced distribution to its stockholders which is payable monthly in arrears only from legally available funds and equal to an annualized distribution rate of $0.40 per share, a decrease from the annualized distribution rate of $0.60 per share previously paid by GAHR IV. On October 4, 2021, our board reinstated the DRIP. As a result of the reinstatement of the DRIP, beginning with the October 2021 distribution, stockholders who previously enrolled as participants in the DRIP will receive distributions in shares of our common stock pursuant to the terms of the DRIP, instead of cash distributions. See our Current Report on Form 8-K filed with the SEC on October 5, 2021 for more information.
The estimated value per share of our common stock may not be an accurate reflection of fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated, dissolved or completed a merger or other sale of our company. Additionally, between valuations it may be difficult to accurately reflect material events that may impact our estimated per share NAV.
On March 24, 2022, our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, unanimously approved and established an updated estimated per share NAV of our common stock of $9.29. We provide this updated estimated per share NAV to assist broker-dealers in connection with their obligations under Financial Industry Regulatory Authority, or FINRA, Rule 2231, with respect to customer account statements. The valuation was performed in accordance with the methodology provided in the Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives, or the IPA, in April 2013, in addition to guidance from the SEC.
The updated estimated per share NAV was determined after consultation with an independent third-party valuation firm, the engagement of which was approved by the audit committee of our board. FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated per share NAV. As with any valuation methodology, our independent valuation firm’s methodology was based upon a number of estimates and assumptions that may not have been accurate or complete. Different parties with different assumptions and estimates could derive a different estimated per share NAV, and these differences could be significant.
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
•a stockholder would ultimately realize distributions per share equal to our updated estimated per share NAV upon liquidation of our assets and settlement of our liabilities or a sale of our company;
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
Further, our board is ultimately responsible for determining the estimated per share NAV. Our independent valuation firm calculates estimates of the value of our assets, and our board then determines the net value of assets and liabilities taking into consideration such estimate provided by the independent valuation firm. Since our board generally determines our estimated per share NAV at least annually, there may be changes in the value of our assets that are not fully reflected in the updated estimated per share NAV. As a result, the published estimated per share NAV may not fully reflect changes in value that may have occurred since the prior valuation. Furthermore, we will monitor our portfolio, but it has been, and may continue to be, difficult to reflect changing market conditions or material events, such as the COVID-19 pandemic, that may impact the value of our portfolio between valuations, or to obtain timely or complete information regarding any such events. Therefore, the estimated per share NAV published before and during the announcement of an extraordinary event may differ significantly from our actual per share NAV until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment is made to our estimated per share NAV, as determined by our board.
For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the updated estimated per share NAV, see our Current Report on Form 8-K filed with the SEC on March 25, 2022.
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

Our prior performance may not be an accurate predictor of our ability to achieve our investment objectives or our future results.
We were formed in January 2015 and did not engage in any material business operations prior to the effective date of the initial offering. As a result, an investment in shares of our common stock may entail more risks than the shares of common stock of a REIT with a more substantial operating history. In addition, our stockholders should not rely on our past performance to predict our future results. Our stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies like ours that do not have a substantial operating history, many of which may be beyond our control. For example, due to challenging economic conditions in the past, distributions to stockholders were reduced. Therefore, to be successful in this market, we must, among other things:
•identify and acquire investments that further our investment strategy;
•attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;
•respond to competition both for investment opportunities and potential investors’ investment in us; and
•build and expand our operational structure to support our business.
We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could adversely affect our results of operations and cause our stockholders to lose all or a portion of their investment and adversely affect our results of operations.
Our success is dependent on the performance and continued contributions of certain of our key personnel and, in the event they are no longer affiliated with us, our operating results could suffer.
Our success depends to a significant degree upon the continued contributions of our executives and key officers, in particular, Danny Prosky and Mathieu B. Streiff, each of whom would be difficult to replace. Messrs. Prosky and Streiff currently serve as our executive officers and directors. In the event that Messrs. Prosky or Streiff are no longer affiliated with us, for any reason, it could have a material adverse effect on our success and we may not be able to attract and hire equally capable individuals to replace Messrs. Prosky and/or Streiff. If we were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.
We may not effect a liquidity event within any targeted time frame, or at all. If we do not effect a liquidity event, our stockholders may have to hold their investment in shares of our common stock for an indefinite period of time.
Although we are currently positioning our company for a potential future listing on a national securities exchange at an opportune time, we are not obligated, through our charter or otherwise, to effectuate a transaction or liquidity event and may not effectuate a transaction or liquidity event within any time frame or at all. If we do not effectuate a transaction or liquidity event, it will be very difficult for our stockholders to have liquidity for their investment in the shares of our common stock other than limited liquidity through our share repurchase plan, if our share repurchase plan is fully reinstated by our board.
If and when we complete a liquidity event, the market value ascribed to our shares of common stock upon the liquidity event may be significantly lower than the current estimated per share NAV.
In the event that we complete a liquidity event, such as a listing of our shares on a national securities exchange, a merger in which our stockholders receive securities that are listed on a national securities exchange, or a sale for cash, the market value of our shares upon consummation of such liquidity event may be significantly lower than the current estimated per share NAV of our common stock that may be reflected on the account statements of our stockholders. For example, if our shares are listed on a national securities exchange, the trading price of the shares may be significantly lower than the most recent estimated per share NAV of our common stock of $9.29 as of December 31, 2021.
Our results of operations, our ability to pay distributions to our stockholders and our ability to dispose of our investments are subject to international, national and local economic factors we cannot control or predict.
Our results of operations are subject to the risks of an international or national economic slowdown or downturn and other changes in international, national and local economic conditions. The following factors may have affected, and may continue to affect, income from our properties, our ability to acquire and dispose of properties, and yields from our properties:
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
•governmental actions and initiatives, including risks associated with the impact of a prolonged government shutdown or budgetary reductions or impasses; and
•increased insurance premiums, real estate taxes or utilities or other expenses, such as inflation costs, may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Also, any such increased expenses may make it difficult to increase rents to tenants on turnover, which may limit our ability to increase our returns.
The length and severity of any economic slowdown or downturn cannot be predicted with confidence at this time. Our results of operations, our ability to continue to pay distributions to our stockholders and our ability to dispose of our investments have been, and we expect may continue to be, negatively impacted to the extent an economic slowdown or downturn is prolonged or becomes more severe.
We face competition for the acquisition and disposition of MOBs, hospitals, SNFs, senior housing and other healthcare-related facilities, which may impede our ability to take, and increase the cost of, such actions, which may reduce our profitability and cause our stockholders to experience a lower return on their investment.
We face significant competition from other entities engaged in real estate investment activities for acquisitions and dispositions of MOBs, hospitals, SNFs, senior housing and other healthcare-related facilities, some of whom may have greater resources and lower costs of capital than we do. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our business goals and could improve the bargaining power of us and other property owners seeking to sell, thereby impeding our investment, acquisition and disposition activities. If we pay higher prices per property or receive lower prices for dispositions of our MOBs, hospitals, SNFs, senior housing or other healthcare-related facilities as a result of such competition, our business, financial condition, results of operations and our ability to pay distributions to our stockholders may be materially and adversely affected and our stockholders may experience a lower return on their investment.
Risks Related to Our Business
The COVID-19 pandemic has adversely impacted, and will likely continue to adversely impact, our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
As a result of the COVID-19 pandemic and related shelter-in-place, business re-opening and quarantine restrictions, our property values, net operating income, or NOI, and revenues may decline, and our tenants, operating partners and managers have been, and may continue to be, limited in their ability to generate income, service patients and residents and/or properly manage our properties. In addition, based on preliminary information available to management as of March 4, 2022, we have experienced an approximate 11.9% decline in resident occupancies at our SHOP since February 2020, as well as a significant increase in costs for residents, at both our SHOP and our integrated senior health campuses. Our leased senior housing and skilled nursing facility tenants have also experienced, and may continue to experience, similar pressures related to occupancy declines and expense increases, which may impact their ability to pay rent and have an adverse effect on our operations. Given the significant uncertainty of the impact of the COVID-19 pandemic, we are unable to predict the impact it will have on such tenants’ continued ability to pay rent. Therefore, information provided regarding prior rent collections should not serve as an indication of expected future rent collections. As such, our immediate focus continues to be on resident occupancy recovery and operating expense management.

The emergence of the Delta and Omicron variants and other new variants may put additional pressure on our operations. Additionally, the public perception of a risk of a pandemic or media coverage of the COVID-19 pandemic and related deaths or confirmed cases, or public perception of health risks linked to perceived regional healthcare safety in our senior housing or SNFs, particularly if focused on regions in which our properties are located, may adversely affect our business operations by reducing occupancy demand at our facilities. We have also held discussions with our tenants, operating partners and managers and they have expressed that the ultimate impact of the COVID-19 pandemic on their business operations is uncertain.
Although vaccines for COVID-19 that have been approved for use are generally effective, vaccine boosters may be necessary and there can be no assurance that efforts to vaccinate the public will be successful in ending the pandemic or that vaccines will be effective against current and future COVID-19 variants. The rapid development and fluidity of this situation continues to preclude any prediction as to the ultimate adverse impact of the COVID-19 pandemic on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. The full extent of the impact and effects of the COVID-19 pandemic will depend on future developments, including, among other factors, the success of efforts to contain or treat COVID-19 and its variants, the use and distribution of effective vaccines and availability of such vaccines and vaccine boosters, potential resurgences of COVID-19, along with the related travel advisories, quarantines and business restrictions, the recovery time of the disrupted supply chains and industries, the impact of the labor market interruptions, the impact of government interventions, and the performance or valuation outlook for healthcare REIT markets and certain property types. The COVID-19 pandemic and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk and have had an adverse effect on us and may have a material adverse effect on us in the future.
As a result of the AHI Acquisition, we are newly self-managed.
As a result of the Merger and the AHI Acquisition, we are a self-managed REIT. We will no longer bear the costs of the various fees and expense reimbursements previously paid to the former external advisors of GAHR III and GAHR IV and their affiliates; however, our expenses will include the compensation and benefits of our officers, employees and consultants, as well as overhead previously paid by the former external advisors of GAHR III and GAHR IV and their affiliates. Our employees will provide services historically provided by our former external advisors and their affiliates. We are now subject to potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances, and we will bear the cost of the establishment and maintenance of any employee compensation plans. In addition, we have not previously operated as a self-managed REIT and may encounter unforeseen costs, expenses and difficulties associated with providing these services on a self-advised basis. If we incur unexpected expenses as a result of our self-management, our results of operations could be lower than they otherwise would have been.
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
High debt levels may cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flows from a property and the cash flows needed to service mortgage debt on that property, then the amount available for distributions to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment. In addition, lenders may have recourse to assets other than those specifically securing the repayment of indebtedness. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgage contains cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected.
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
The integrated senior health campuses managed by TMS account for a significant portion of our revenues and/or operating income. Adverse developments in TMS’s business or financial condition could have a material adverse effect on us.
As of March 25, 2022, TMS managed all of the day-to-day operations for our integrated senior health campuses pursuant to long-term management agreements. These integrated senior health campuses represent a substantial portion of our portfolio, based on their gross book value, and account for a significant portion of our revenues and/or NOI. Although we have various rights as the owner of these integrated senior health campuses under our management agreements, we rely on TMS’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our integrated senior health campuses operations efficiently and effectively, and to identify and manage development opportunities for new integrated senior health campuses. We also rely on TMS to provide accurate campus-level financial results for our integrated senior health campuses in a timely manner and to otherwise operate our integrated senior health campuses in compliance with the terms of our management agreements and all applicable laws and regulations. We depend on TMS’s ability to attract and retain skilled personnel to provide these services. A shortage of nurses or other trained personnel or general inflationary pressures may force TMS to enhance its pay and benefits package to compete effectively for such personnel, but it may not be able to offset these added costs by increasing the rates charged to residents. As such, any adverse developments in TMS’s business or financial condition, including its ability to retain key personnel, could impair its ability to manage our integrated senior health campuses efficiently and effectively and could have a material adverse effect on us. In addition, if TMS experiences any significant financial, legal, accounting or regulatory difficulties due to a weak economy, industry downturn or otherwise, such difficulties could result in, among other adverse events, acceleration of its indebtedness, impairment of its continued access to capital, the enforcement of default remedies by its counterparties, or the commencement of insolvency proceedings by or against it under the United States Bankruptcy Code. Any one or a combination of these risks could have a material adverse effect on us.
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
When tenants do not renew their leases or otherwise vacate their space, in order to attract replacement tenants, we have expended, and may be required to expend in the future, substantial funds for tenant improvements and leasing commissions related to the vacated space. Such tenant improvements have required, and may continue to require, us to incur substantial capital expenditures. If we have not established capital reserves for such tenant or other capital improvements, we will have to obtain financing from other sources and we have not identified any sources for such financing. We may also have future financing needs for other capital improvements to refurbish or renovate our properties. If we need to secure financing sources for tenant improvements or other capital improvements in the future, but are unable to secure such financing or are unable to secure financing on terms we feel are acceptable, we may be unable to make tenant and other capital improvements or we may be required to defer such improvements. If this happens, it may cause one or more of our properties to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flows as a result of fewer potential tenants being attracted to the property or our existing tenants not renewing their leases. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or pay distributions to our stockholders.

Our use of derivative financial instruments to hedge against foreign currency exchange rate fluctuations could expose us to risks that may adversely affect our results of operations, financial condition and ability to pay distributions to our stockholders.
We have used, and may continue to use, derivative financial instruments to hedge against foreign currency exchange rate fluctuations, in which case we would be exposed to credit risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to our stockholders will be adversely affected.
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
Risks Related to Our Organizational Structure
Several potential events could cause our stockholders’ investment in us to be diluted, which may reduce the overall value of our stockholders’ investment.
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
Our charter restricts the direct or indirect ownership by one person or entity to no more than 9.9% of the value of shares of our then outstanding capital stock (which includes common stock and any preferred stock we may issue) and no more than 9.9% of the value or number of shares, whichever is more restrictive, of our then outstanding common stock. This restriction may discourage a change of control of us and may deter individuals or entities from making tender offers for shares of our stock on terms that might be financially attractive to our stockholders or which may cause a change in our management. This ownership restriction may also prohibit business combinations that would have otherwise been approved by our board and our stockholders. In addition to deterring potential transactions that may be favorable to our stockholders, these provisions may also decrease our stockholders’ ability to sell their shares of our common stock.
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
Conflicts of interest could arise as a result of our officers’ other positions and/or interests outside of our company.
We rely on our management for implementation of our policies and our day-to-day operations. Although a majority of their business time is spent working for our company, they may engage in other investment and business activities in which we have no economic interest. Their responsibilities to these other entities could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy. They may face conflicts of interest in allocating time among us and their other business ventures and in meeting obligations to us and those other entities.

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
The MGCL provides that a director has no liability in such capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter requires us, subject to certain exceptions, to indemnify and advance expenses to our directors, officers, employees and agents. Additionally, our charter limits, subject to certain exceptions, the liability of our directors and officers to us and our stockholders for monetary damages. Moreover, we have entered into separate indemnification agreements with each of our directors and executive officers and intend to enter into indemnification agreements with each of our future directors and executive officers. Although our charter does not allow us to indemnify our directors for any liability or loss suffered by them or hold harmless our directors for any loss or liability suffered by us to a greater extent than permitted under Maryland law, we and our stockholders may have more limited rights against our directors, officers, employees and agents than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents in some cases, which would decrease the cash otherwise available for distribution to our stockholders.
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
Our management, subject to the oversight of our board, may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time. We cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. As such, we may be purchasing our properties at a time when capitalization rates are at historically low levels and purchase prices are high. In addition, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We may not have adequate funds available to correct such defects or to make such improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Therefore, the value of our properties may not increase over time, which may restrict our ability to sell our properties, or in the event we are able to sell such properties, may lead to sale prices less than the prices that we paid to purchase the properties. Additionally, we may incur prepayment penalties in the event we sell a property subject to a mortgage earlier than we otherwise had planned. Accordingly, the extent to which our stockholders will receive cash distributions and realize potential appreciation on our real estate investments will, among other things, be dependent upon fluctuating market conditions.
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
We have a concentration of properties in particular geographic areas; therefore, any adverse situation that disproportionately effects one of those areas would have a magnified adverse effect on our portfolio. As of March 25, 2022, properties located in Indiana accounted for approximately 30.9% of our total property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
Terrorist attacks, acts of violence or war, political protests and unrest or public health crises may affect the markets in which we operate and have a material adverse effect on our financial condition and results of operations.
Terrorist attacks, acts of violence or war, political protests and unrest or public health crises (including the COVID-19 pandemic) have negatively affected, and may continue to negatively affect, our operations and our stockholders’ investments. We have acquired, and may continue to acquire, real estate assets located in areas that are susceptible to terrorist attacks, acts of violence or war, political protests or public health crises. These events may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs. More generally, any terrorist attack, other act of violence or war, political protest and unrest or public health crisis could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy, all of which could adversely affect our tenants’ ability to pay rent on their leases or our ability to borrow money or issue capital stock at acceptable prices, which could have a material adverse effect on our financial condition and results of operations.
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
With respect to our SHOP and integrated senior health campuses, we are ultimately responsible for operational risks and other liabilities of the facility, other than those arising out of certain actions by our operator, such as gross negligence or willful misconduct. As such, operational risks include, and our resulting revenues therefore depend on, the availability and cost of general and professional liability insurance coverage or increases in insurance policy deductibles. Furthermore, because we bear such operational risks and liabilities related to our SHOP and integrated senior health campuses, we may be directly adversely impacted by potential litigation related to the COVID-19 pandemic that have occurred or may occur at those facilities, and our insurance coverage may not cover or may not be sufficient to cover any potential losses.
Additionally, as a result of the COVID-19 pandemic, the cost of insurance for our tenants, operators and residents is expected to increase as well, and such insurance may not cover certain claims related to COVID-19, which could impair their ability to pay rent to us. Our exposure to COVID-19 related litigation risk may be further increased if our operators or residents of such facilities are subject to bankruptcy or insolvency. Combined with the factors above, these trends in insurance coverage may adversely affect our financial condition, results of operations, liquidity or cash flows.
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
Operating expenses on our non-RIDEA properties, with the exception of ground lease rental expenses, are typically recoverable through our lease arrangements, which allow us to pass through substantially all expenses associated with property taxes, insurance, utilities, repairs and maintenance, and other operating expenses (including increases thereto) to our tenants. As of December 31, 2021, the majority of our existing leases were either triple net leases or leases that allow us to recover operating expenses, and also provided for the recapture of capital expenditures. Our remaining leases are generally gross leases, which provide for recoveries of operating expenses above the operating expenses from the initial year within each lease. During inflationary periods, we expect to recover increases in operating expenses from our triple net leases and our gross leases. As a result, we do not believe that inflation would result in a significant adverse effect on our net operating income, results of operations, and operating cash flows at the property level. For our RIDEA properties, increases in operating expenses, including labor, that are caused by inflationary pressures will generally be passed through to us and may adversely impact our net operating income, results of operations and operating cash flows.
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
Also, during inflationary periods, interest rates have historically increased, which would have a direct effect on the interest expense of our borrowings. Our exposure to increases in interest rates is limited to our variable-rate borrowings, which consist of borrowings under our credit facilities and variable-rate mortgage loans payable. As of December 31, 2021, our outstanding debt aggregated $2.3 billion, of which 43.4% was unhedged variable-rate debt. Therefore, a significant increase in inflation rates would have a material adverse impact on our financing costs and interest expense.

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
We may acquire one or more properties under development. We anticipate that if we do acquire properties that are under development, we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties, and that we will be required to close the purchase of the property upon completion of the development of the property. We may enter into such a contract with the development company even if at the time we enter into the contract, we have not yet secured sufficient financing to enable us to close the purchase of such property. However, we may not be required to close a purchase from the development company, and may be entitled to a refund of our earnest money, in the following circumstances:
•the development company fails to develop the property;
•all or a specified portion of the pre-leased tenants fail to take possession under their leases for any reason; or
•we are unable to secure sufficient financing to pay the purchase price at closing.
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
When we sell a property, we have been required, and may continue to be required, to make representations and warranties regarding the property and other customary items. In the event of a breach of such representations or warranties, the purchaser of the property may have claims for damages against us, rights to indemnification from us or otherwise have remedies against us. In any such case, we may incur liabilities that could result in losses and could harm our operating results and, therefore distributions we make to our stockholders.
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
Our real estate investments may be concentrated in MOBs, hospitals, SNFs, senior housing, integrated senior health campuses or other healthcare-related facilities, making us potentially more vulnerable economically than if our investments were diversified.
As a REIT, we invest primarily in real estate. Within the real estate industry, we have acquired, and may continue to acquire, or selectively develop and own MOBs, hospitals, SNFs, senior housing, integrated senior health campuses and other healthcare-related facilities. We are subject to risks inherent in concentrating investments in real estate. These risks resulting from a lack of diversification become even greater as a result of our business strategy to invest to a substantial degree in healthcare-related facilities.
A downturn in the commercial real estate industry generally could significantly adversely affect the value of our properties. A downturn in the healthcare industry could negatively affect our lessees’ ability to make lease payments to us and our ability to pay distributions to our stockholders. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or if our portfolio did not include a substantial concentration in MOBs, hospitals, SNFs, senior housing and other healthcare-related facilities.
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
As of December 31, 2021, we had $68,085,000 invested in the United Kingdom, or UK, and the Isle of Man, or 1.6% of our portfolio, based on our aggregate purchase price of real estate investments. International development, ownership, and operating activities involve risks that are different from those we face with respect to our domestic properties and operations. For example, we have limited investing experience in international markets. If we are unable to successfully manage the risks associated with international expansion and operations, our results of operations and financial condition may be adversely affected.
Additionally, our ownership of properties in the Isle of Man and the UK currently subjects us to fluctuations in the exchange rates between United States dollars, or USD, and the UK Pound Sterling, which may, from time to time, impact our financial condition and results of operations. Revenues generated from any properties or other real estate-related investments we acquire or ventures we enter into relating to transactions involving assets located in markets outside the United States likely will be denominated in the local currency. Therefore, any investments we make outside the United States may subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the USD. As a result, changes in exchange rates of any such foreign currency to USD may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. In addition, changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our status as a REIT. Further, bank accounts in a foreign currency which are not considered cash or cash equivalents may adversely affect our status as a REIT.
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
Many of our healthcare properties and their tenants may require a license or CON to operate. Failure to obtain a license or CON, or loss of a required license or CON, would prevent a facility from operating in the manner intended by the tenant. These events could materially adversely affect our tenants’ ability to make rent payments to us. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of healthcare-related facilities, by requiring a CON or other similar approval. State CON laws and other similar laws are not uniform throughout the United States and are subject to change; therefore, this may adversely impact our tenants’ ability to provide services in different states. We cannot predict the impact of state CON laws or similar laws on our development of facilities or the operations of our tenants.

In addition, state CON laws often materially impact the ability of competitors to enter into the marketplace of our facilities. The repeal of CON laws could allow competitors to freely operate in previously closed markets. This could negatively affect our tenants’ abilities to make rent payments to us.
In limited circumstances, loss of state licensure or certification or closure of a facility could ultimately result in loss of authority to operate the facility or provide services at the facility and require new CON authorization licensure and/or authorization or potential authorization from CMS to re-institute operations. As a result, a portion of the value of the facility may be reduced, which would adversely impact our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law and repealed the individual mandate financial penalty portion of the Healthcare Reform Act beginning in 2019. With the elimination of the individual mandate enforcement mechanism, several states brought suit seeking to invalidate the entire Affordable Care Act. In response, several other states intervened in the suit, seeking to uphold the Healthcare Reform Act. In 2021, the United States Supreme Court determined that this latest challenge to the Healthcare Reform Act was unreviewable because the plaintiffs in the suit lacked standing. However, challenges to the Healthcare Reform Act may continue. If all or a portion of the Healthcare Reform Act, including the individual mandate, is eventually ruled unconstitutional, our tenants may have more patients and residents who do not have insurance coverage, which may adversely impact the tenants’ collections and revenues. The financial impact on our tenants could restrict their ability to make rent payments to us, which would have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to stockholders.
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
In late 2020, CMS and the United States Health and Human Services Office of Inspector General issued material revisions to rules and regulations relating to the federal Physician Self-Referral Prohibition and the federal Anti-Kickback Statute. While these revisions were designed to modernize the regulatory scheme and advance the transition to value-based care, there is little published guidance and interpretation with respect to the new regulations, which may lead to uncertainty for our tenants in trying to comply with the various safe harbors and exceptions to these laws.
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
•increased liability insurance expense;
•continued pressure by private and governmental payors to reduce payments to providers of services;
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
As is typical in the healthcare industry, our healthcare-related tenants may often become subject to claims that their services have resulted in patient injury or other adverse effects. Many of these tenants may have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by these tenants may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants of our MOBs, hospitals, SNFs, senior housing and other healthcare-related facilities operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. We also believe that there has been, and will continue to be, an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance may not always be available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent, which in turn could have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
We, our tenants and our operators for our skilled nursing, senior housing and integrated senior health campuses may be subject to various government reviews, audits and investigations that could adversely affect our business, including an obligation to refund amounts previously paid to us, potential criminal charges, the imposition of fines, and/or the loss of the right to participate in Medicare and Medicaid programs.
We, our tenants and our operators for our skilled nursing, senior housing and integrated senior health campuses are subject to various governmental reviews, audits and investigations to verify compliance with the Medicaid and Medicare programs and applicable laws and regulations. We, our tenants and our operators for our skilled nursing, senior housing and integrated senior health campuses are also subject to audits under various government programs, including Recovery Audit Contractors, Unified Program Integrity Contractors, and other third party audit programs, in which third-party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare and Medicaid programs. Private pay sources also reserve the right to conduct audits. An adverse review, audit or investigation could result in:
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
While we, our tenants and our operators for our skilled nursing, senior housing and integrated senior health campuses have always been subject to post-payment audits and reviews, more intensive “probe reviews” appear to be a permanent procedure with our fiscal intermediaries. If the government or a court were to conclude that such errors, deficiencies or disagreements constituted criminal violations, or were to conclude that such errors, deficiencies or disagreements resulted in the submission of false claims to federal healthcare programs, or if the government were to discover other problems in addition to the ones identified by the probe reviews that rose to actionable levels, we and certain of our officers, and our tenants and operators for our skilled nursing, senior housing and integrated senior health campuses and certain of their officers, might face potential criminal charges and/or civil claims, administrative sanctions and penalties for amounts that could be material to our business, results of operations and financial condition. In addition, we and/or some of the key personnel of our operating subsidiaries, or those of our tenants and operators for our skilled nursing, senior housing and integrated senior health campuses, could be temporarily or permanently excluded from future participation in state and federal healthcare reimbursement programs such as Medicaid and Medicare. In any event, it is likely that a governmental investigation alone, regardless of its outcome, would divert material time, resources and attention from our management team and our staff, or those of our tenants and our operators for our skilled nursing, senior housing and integrated senior health campuses and could have a materially detrimental impact on our results of operations during and after any such investigation or proceedings.
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
London Interbank Offered Rate, or LIBOR, and other indices which are deemed “benchmarks” are the subject of recent national, international and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such “benchmarks” to perform differently than in the past, or have other consequences which cannot be predicted. As published by the Federal Reserve Bank of New York, it currently appears that, over time, United States dollar LIBOR may be replaced by the Secured Overnight Financing Rate, or SOFR. The Financial Conduct Authority, or FCA, ceased publishing one-week and two-month LIBOR after December 31, 2021 and intends to cease publishing all remaining LIBOR after June 30, 2023. At this time, it is not known whether or when SOFR or other alternative reference rates will attain market traction as replacements for LIBOR. Market participants are still considering how various types of financial instruments and securitization vehicles should react to a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, or to the same alternative reference rate, in each case increasing the difficulty of hedging. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of financial assets and liabilities based on or linked to a “benchmark.”

Increases in interest rates could increase the amount of our debt payments, and therefore, negatively impact our operating results.
Interest we pay on our debt obligations will reduce cash available for distributions. Whenever we incur variable-rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to pay distributions to our stockholders. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.
To the extent we borrow at fixed rates or enter into fixed interest rate swaps, we will not benefit from reduced interest expense if interest rates decrease.
We are exposed to the effects of interest rate changes primarily as a result of borrowings we have used to maintain liquidity and fund expansion and refinancing of our real estate investment portfolio and operations. To limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk, we have borrowed, and may continue to borrow, at fixed rates or variable rates depending upon prevailing market conditions. We have and may also continue to enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. Therefore, to the extent we borrow at fixed rates or enter into fixed interest rate swaps, we will not benefit from reduced interest expense if interest rates decrease.
Hedging activity may expose us to risks.
We have used, and may continue to use, derivative financial instruments to hedge our exposure to changes in exchange rates and interest rates on loans secured by our assets. If we use derivative financial instruments to hedge against interest rate fluctuations, we will be exposed to credit risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. These derivative instruments are speculative in nature and there is no guarantee that they will be effective. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to our stockholders will be adversely affected.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to pay distributions to our stockholders.
When providing financing, a lender may impose restrictions on us that affect our ability to incur additional debt and affect our distribution and operating strategies. We have entered into, and may continue to enter into, loan documents that contain covenants that limit our ability to further mortgage the property or discontinue insurance coverage. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.
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
In obtaining certain nonrecourse loans, we have provided, and may continue to provide, standard carve-out guaranties. These guaranties are only applicable if and when the borrower directly, or indirectly through agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper (commonly referred to as “bad boy” guaranties). Although we believe that “bad boy” carve-out guaranties are not guaranties of payment in the event of foreclosure or other actions of the foreclosing lender that are beyond the borrower’s control, some lenders in the real estate industry have recently sought to make claims for payment under such guaranties. In the event such a claim was made against us under a “bad boy” carve-out guaranty following foreclosure on mortgages or related loan, and such claim was successful, our business and financial results could be materially adversely affected.
Risks Related to Real Estate-Related Investments
Unfavorable real estate market conditions and delays in liquidating defaulted mortgage loan investments may negatively impact mortgage loans we have invested and may invest in, which could result in losses to us.
The investment in mortgage loans or mortgage-backed securities we have made, and may continue to make, involve special risks relating to the particular borrower or issuer of the mortgage-backed securities and we will be at risk of loss on those investments, including losses as a result of defaults on mortgage loans. These losses may be caused by many conditions beyond our control, including economic conditions affecting real estate values, tenant defaults and lease expirations, interest rate levels and the other economic and liability risks associated with real estate. If we acquire property by foreclosure following defaults under our mortgage loan investments, we will have the economic and liability risks as the owner described above. We do not know whether the values of the property securing any of our real estate-related investments will remain at the levels existing on the dates we initially make the related investment. If the values of the underlying properties drop, our risk will increase and the values of our interests may decrease. Furthermore, if there are defaults under our mortgage loan investments, we may not be able to foreclose on or obtain a suitable remedy with respect to such investments. Specifically, we may not be able to repossess and sell the underlying properties quickly, which could reduce the value of our investment. For example, an action to foreclose on a property securing a mortgage loan is regulated by state statutes and rules and is subject to many of the delays and expenses of lawsuits if the defendant raises defenses or counterclaims. Additionally, in the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.
The commercial mortgage-backed securities in which we have invested, and may continue to invest, are subject to several types of risks.
Commercial mortgage-backed securities are bonds which evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the mortgage-backed securities in which we have invested, and may continue to invest, are subject to all the risks of the underlying mortgage loans.
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
The mezzanine loans in which we have invested, and may continue to invest, involve greater risks of loss than senior loans secured by income-producing real estate.
We have invested, and may continue to invest, in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real estate or loans secured by a pledge of the ownership interests of either the entity owning the real estate or the entity that owns the interest in the entity owning the real estate. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real estate because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real estate and increasing the risk of loss of principal.
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
Risks Related to Joint Ventures
Property ownership through joint ventures could limit our control of those investments, restrict our ability to operate and finance the property on our term and reduce their expected return.
In connection with the purchase of real estate, we have entered, and may continue to enter, into joint ventures with third parties. We may also purchase or develop properties in co-ownership arrangements with the sellers of the properties, developers or other persons. We own operating properties through both consolidated and unconsolidated joint ventures. These structures involve participation in the investment by other parties whose interests and rights may not be the same as ours. Our joint ventures, and joint ventures we may enter into in the future, may involve risks not present with respect to our wholly owned properties, including the following:
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
•our joint venture partners may have business interests or goals with respect to the property that conflict with our business interests and goals, which could increase the likelihood of disputes regarding the ownership, management or disposition of the property;
•disputes may develop with our joint venture partners over decisions affecting the property or the joint venture, which may result in litigation or arbitration that would increase our expenses and distract our officers from focusing their time and effort on our business, disrupt the day-to-day operations of the property such as by delaying the implementation of important decisions until the conflict is resolved, and possibly force a sale of the property if the dispute cannot be resolved; and
•the activities of a joint venture could adversely affect our ability to maintain our qualification as a REIT.
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
Risks Related to Taxes and Our REIT Status
Failure to maintain our qualification as a REIT for federal income tax purposes would subject us to federal income tax on our taxable income at regular corporate rates, which would substantially reduce our ability to pay distributions to our stockholders.
GAHR IV qualified and elected to be taxed as a REIT under the Code beginning with its taxable year ended December 31, 2016. To continue to maintain our qualification as a REIT, we must meet various requirements set forth in the Code concerning, among other things, the ownership of our outstanding common stock, the nature of our assets, the sources of our income and the amount of our distributions to our stockholders. The REIT qualification requirements are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will be successful in operating so as to maintain our qualification as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws relating to, or the federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our board to determine that it is not in our best interest to maintain our qualification as a REIT, and to revoke our REIT election, which it may do without stockholder approval.
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
TRSs are subject to corporate-level taxes and our dealings with TRSs may be subject to a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20.0% (25.0% for taxable years beginning prior to January 1, 2018) of the gross value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. We lease our properties that are “qualified health care properties” to one or more TRSs which, in turn, contract with independent third-party management companies to operate those “qualified health care properties” on behalf of those TRSs. In addition, we may use one or more TRSs generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A TRS is subject to applicable U.S. federal, state, local and foreign income tax on its taxable income, as well as limitations on the deductibility of its interest expenses. In addition, the Code imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
If our “qualified health care properties” are not properly leased to a TRS or the managers of those “qualified health care properties” do not qualify as “eligible independent contractors,” we could fail to qualify as a REIT.
In general, under the REIT rules, we cannot directly operate any properties that are “qualified health care properties” and can only indirectly participate in the operation of “qualified health care properties” on an after-tax basis by leasing those properties to independent health care facility operators or to TRSs. A “qualified health care property” is any real property (and any personal property incident to that real property) which is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facilities, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients and is operated by a provider of those services that is eligible for participation in the Medicare program with respect to that facility. Furthermore, rent paid by a lessee of a “qualified health care property” that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. However, a TRS that leases “qualified health care properties” from us will not be treated as a “related party tenant” with respect to our “qualified health care properties” that are managed by an “eligible independent contractor.”

An “eligible independent contractor” is an independent contractor that, at the time such contractor enters into a management or other agreement with a TRS to operate a “qualified health care property,” is actively engaged in the trade or business of operating “qualified health care properties” for any person not related to us or the TRS. Among other requirements to qualify as an independent contractor, a manager must not own, directly or applying attribution provisions of the Code, more than 35% of the shares of our outstanding stock (by value), and no person or group of persons can own more than 35.0% of the shares of our outstanding stock and 35.0% of the ownership interests of the manager (taking into account only owners of more than 5% of our shares and, with respect to ownership interest in such managers that are publicly traded, only holders of more than 5% of such ownership interests). The ownership attribution rules that apply for purposes of the 35.0% thresholds are complex. There can be no assurance that the levels of ownership of our shares by our managers and their owners will not be exceeded.
Our stockholders may have a current tax liability on distributions they elected to reinvest in shares of our common stock.
If our stockholders participated in our DRIP Offerings, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders may be treated, for income tax purposes, as having received an additional distribution to the extent the shares are purchased at a discount from fair market value. As a result, unless our stockholders are a tax-exempt entity, our stockholders may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.
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
Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for income tax purposes as a regular corporation. As a result, our charter provides our board with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interests of our stockholders.
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
The federal income tax rate for certain qualified dividends payable to domestic stockholders that are individuals, trusts and estates generally is up to 20.0%. Dividends payable by REITs, however, are generally not eligible for these reduced rates for qualified dividends. For taxable years beginning after December 31, 2017 and before January 1, 2026, the Tax Cuts and Jobs Act permits a deduction for certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT stockholder that are not designated as capital gain dividends or qualified dividend income), which allows United States individuals, trusts, and estates to deduct up to 20% of such amounts, subject to certain limitations. Although the reduced United States federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to qualified dividends from C corporations could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares.
Dividends on, and gains recognized on the sale of, shares by a tax-exempt stockholder may be subject to United States federal income tax as unrelated business taxable income.
If (i) we are a “pension-held REIT,” (ii) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold our shares or (iii) a holder of shares is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, shares by such tax-exempt stockholder may be subject to United States federal income tax as unrelated business taxable income under the Code.
Characterization of our sale-leaseback transactions may be challenged.
We have participated, and may continue to participate, in sale-leaseback transactions in which we purchase real estate investments and lease them back to the sellers of such properties. We will use our best efforts to structure any of our sale-leaseback transactions such that the lease will be characterized as a “true lease” and so that we will be treated as the owner of the property for federal income tax purposes. However, we cannot assure our stockholders that the IRS will not challenge such characterization. In the event that any such sale-leaseback transaction is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such real estate investment would be disallowed or significantly reduced. If a sale-leaseback transaction is so re-characterized, we might fail to satisfy the REIT asset tests or income tests and, consequently, lose our REIT status.
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
The REIT Merger is intended to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. The closing of the REIT Merger was conditioned on the receipt by GAHR IV and GAHR III of an opinion of counsel to the effect that the REIT Merger will qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. However, these legal opinions will not be binding on the IRS or on the courts. If, for any reason, the REIT Merger were to fail to qualify as a tax-free reorganization, then there would be adverse tax implications to us and our stockholders, which could substantially reduce our ability to pay distributions to our stockholders.

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

Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
As of December 31, 2021, our principal executive offices are located at 18191 Von Karman Avenue, Suite 300, Irvine, California 92612. We also lease office and building spaces in Arizona and Indiana. We believe our existing leased facilities are in good condition and suitable for the conduct of our business.
Real Estate Investments
As of December 31, 2021, we operated through six reportable business segments: MOBs, integrated senior health campuses, SNFs, SHOP, senior housing and hospitals. We own and/or operate 100% of our properties as of December 31, 2021, with the exception of our investments through Trilogy, or Trilogy Portfolio, Lakeview IN Medical Plaza, Southlake TX Hospital, Central Florida Senior Housing Portfolio, Pinnacle Beaumont ALF, Pinnacle Warrenton ALF, Catalina West Haven ALF, Louisiana Senior Housing Portfolio and Catalina Madera ALF. See Note 13, Redeemable Noncontrolling Interests, and Note 14, Equity — Noncontrolling Interests in Total Equity, to the Consolidated Financial Statements that are part of this Annual Report on Form 10-K, for a further discussion of our noncontrolling interests. The following table presents certain additional information about our real estate investments as of December 31, 2021:

Reportable Segment	Number of Buildings/ Campuses	GLA (Sq Ft)	% of GLA	Aggregate Contract Purchase Price	Annualized Base Rent/NOI(1)	% of Annualized Base Rent/NOI	Leased Percentage(2)
Integrated senior health campuses	122	8,866,000	46.2%	$1,787,698,000	$98,369,000	36.5%	78.1%
Medical office buildings	105	4,986,000	26.0	1,249,658,000	110,884,000	41.1	92.0%
SHOP	47	3,338,000	17.4	708,050,000	15,448,000	5.7	72.4%
Senior housing	20	673,000	3.5	169,885,000	12,340,000	4.6	100.0%
Skilled nursing facilities	17	1,142,000	6.0	237,300,000	23,665,000	8.8	100.0%
Hospitals	2	173,000	0.9	139,780,000	8,964,000	3.3	100.0%
Total/weighted average(3)	313	19,178,000	100%	$4,292,371,000	$269,670,000	100%	94.3%
___________
(1)With the exception of our SHOP and integrated senior health campuses, amount is based on contractual base rent from leases in effect as of December 31, 2021. For our SHOP and integrated senior health campuses, amount is based on annualized NOI, a non-GAAP financial measure. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Operating Income, for a further discussion of NOI.
(2)Leased percentage includes all leased space of the properties included in the respective segment including master leases, except for our SHOP and integrated senior health campuses where leased percentage represents resident occupancy on the available units of the SHOP or integrated senior health campuses.
(3)Total portfolio weighted average leased percentage excludes our SHOP and integrated senior health campuses.
We own fee simple interests in all of our buildings except for 24 buildings for which we own fee simple interests in the building and improvements of such properties subject to the respective ground leases.
The following information generally applies to our properties:
•we believe all of our properties are adequately covered by insurance and are suitable for their intended purposes;
•we have no plans for any material renovations, improvements or development with respect to any of our properties, except in accordance with planned budgets and within our Trilogy Portfolio;
•our properties are located in markets where we are subject to competition for attracting new tenants and residents, as well as retaining current tenants and residents; and
•depreciation is provided on a straight-line basis over the estimated useful lives of the buildings and capital improvements, up to 39 years, over the shorter of the lease term or useful lives of the tenant improvements, up to 34 years, and over the estimated useful life of furniture, fixtures and equipment, up to 28 years.
For additional information regarding our real estate investments, see Schedule III, Real Estate and Accumulated Depreciation, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Lease Expirations
Substantially all of our leases with residents at our SHOP and integrated senior health campuses are for a term of one year or less. The following table presents the sensitivity of our annual base rent due to lease expirations for the next 10 years and thereafter at our properties as of December 31, 2021, excluding our SHOP and integrated senior health campuses:

Year	Number of Expiring Leases	Total Square Feet of Expiring Leases	% of Leased Area Represented by Expiring Leases	Annual Base Rent of Expiring Leases(1)	% of Total Annual Base Rent Represented by Expiring Leases
2022	143	614,000	9.3%	$13,703,000	7.6%
2023	104	510,000	7.7	13,059,000	7.3
2024	87	607,000	9.2	13,511,000	7.5
2025	72	628,000	9.5	16,454,000	9.2
2026	57	271,000	4.1	6,324,000	3.5
2027	44	310,000	4.7	8,232,000	4.6
2028	36	508,000	7.7	15,763,000	8.8
2029	31	389,000	5.9	10,489,000	5.8
2030	27	334,000	5.1	11,496,000	6.4
2031	17	511,000	7.8	15,186,000	8.4
Thereafter	53	1,913,000	29.0	55,525,000	30.9
Total	671	6,595,000	100%	$179,742,000	100%
___________
(1)Amount is based on the total annual contractual base rent expiring in the applicable year, based on leases in effect as of December 31, 2021.

Geographic Diversification/Concentration Table
The following table lists our property locations and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2021:

State	Number of Buildings/ Campuses	GLA (Sq Ft)	% of GLA	Annualized Base Rent/NOI(1)	% of Annualized Base Rent/NOI
Alabama	5	290,000	1.5%	$5,186,000	1.9%
Arizona	1	34,000	0.2	906,000	0.3
Arkansas	1	51,000	0.3	541,000	0.2
California	9	333,000	1.7	4,784,000	1.8
Colorado	6	283,000	1.5	6,422,000	2.4
Connecticut	6	187,000	1.0	4,109,000	1.5
District of Columbia	1	134,000	0.7	4,743,000	1.8
Florida	11	910,000	4.8	(1,973,000)	(0.7)
Georgia	16	493,000	2.6	9,989,000	3.7
Iowa	1	38,000	0.2	570,000	0.2
Illinois	13	411,000	2.1	7,321,000	2.7
Indiana	75	5,205,000	27.1	83,468,000	31.0
Kansas	2	116,000	0.6	3,119,000	1.2
Kentucky	13	1,009,000	5.3	(8,823,000)	(3.3)
Louisiana	7	257,000	1.3	1,822,000	0.7
Maryland	1	77,000	0.4	1,649,000	0.6
Massachusetts	7	513,000	2.7	12,887,000	4.8
Michigan	27	1,588,000	8.3	25,062,000	9.3
Minnesota	1	46,000	0.2	1,059,000	0.4
Mississippi	2	76,000	0.4	276,000	0.1
Missouri	12	769,000	4.0	15,535,000	5.8
Nebraska	2	282,000	1.5	1,429,000	0.5
Nevada	1	191,000	1.0	4,716,000	1.7
New Jersey	5	327,000	1.7	8,342,000	3.1
New York	1	91,000	0.5	2,904,000	1.1
North Carolina	8	330,000	1.7	5,355,000	2.0
Ohio	35	2,683,000	14.0	16,727,000	6.2
Oregon	1	62,000	0.3	1,668,000	0.6
Pennsylvania	9	592,000	3.1	11,627,000	4.3
South Carolina	1	58,000	0.3	1,584,000	0.6
Tennessee	2	73,000	0.4	1,466,000	0.5
Texas	16	753,000	3.9	19,469,000	7.2
Utah	1	66,000	0.3	(131,000)	(0.1)
Virginia	2	284,000	1.5	4,878,000	1.8
Washington	2	77,000	0.4	2,083,000	0.8
Wisconsin	4	334,000	1.7	4,031,000	1.5
Total Domestic	307	19,023,000	99.2	264,800,000	98.2
Isle of Man and UK	6	155,000	0.8	4,870,000	1.8
Total	313	19,178,000	100%	$269,670,000	100%

___________
(1)Amount is based on contractual base rent from leases in effect as of December 31, 2021, with the exception of our SHOP and integrated senior health campuses, which amount is based on annualized NOI.
Indebtedness
For a discussion of our indebtedness, see Note 8, Mortgage Loans Payable, Net, and Note 9, Lines of Credit and Term Loans, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Item 3. Legal Proceedings.
For a discussion of our legal proceedings, see Note 12, Commitments and Contingencies — Litigation, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
There is no established public trading market for shares of our common stock.
To assist the members of FINRA and their associated persons, pursuant to FINRA Rule 2231, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, we prepare annual statements of the estimated share value to assist fiduciaries of Benefit Plans and IRAs subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in shares of our common stock. For these purposes, our updated estimated per share NAV is $9.29 calculated as of December 31, 2021, which was approved and established by our board on March 24, 2022 based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of December 31, 2021. On March 18, 2021, the GAHR IV board previously determined an estimated per share NAV of GAHR IV’s common stock of $9.22 calculated as of September 30, 2020. However, there is no established public trading market for the shares of our common stock at this time, and there can be no assurance that stockholders could receive $9.29 per share if such a market did exist and they sold their shares of our common stock or that they would be able to receive such amount for their shares of our common stock in the future.
Pursuant to FINRA rules, we generally disclose an estimated per share NAV of our shares based on a valuation performed at least annually, and we disclose the resulting estimated per share NAV in our Annual Reports on Form 10-K distributed to stockholders. When determining the estimated per share NAV, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated per share NAV; provided, however, that the determination of the estimated per share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. In determining the updated estimated per share NAV of our shares, our board considered information and analysis, including valuation materials that were provided by an independent third-party valuation firm, and the estimated per share NAV recommendation made by the audit committee of our board, which committee is comprised entirely of independent directors. See our Current Report on Form 8-K, filed with the SEC on March 25, 2022, for additional information regarding our independent third-party valuation firm, its valuation materials and the methodology used to determine the updated estimated per share NAV.
Stockholders
As of March 11, 2022, we had approximately 48,452 stockholders of record.
Distributions
The following information represents distributions of GAHR IV for the nine months ended September 30, 2021 and the year ended December 31, 2020. From the consummation of the Merger between GAHR III and GAHR IV on October 1, 2021, and through December 31, 2021, the information included below represents the distributions of the Combined Company.
Prior to March 31, 2020, the GAHR IV board authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on May 1, 2016 and ending on March 31, 2020. The daily distributions were calculated based on 365 days in the calendar year and were equal to $0.001643836 per share of our Class T and Class I common stock, which was equal to an annualized distribution rate of $0.60 per share. These distributions were aggregated and paid in cash or shares of our common stock pursuant to the DRIP on a monthly basis, in arrears, only from legally available funds.
In response to the COVID-19 pandemic and its effects to our business and operations, at the end of the first quarter of 2020, the GAHR IV board decided to take steps to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects by reducing our distribution payments to stockholders. Consequently, the GAHR IV board authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on April 1, 2020 and ending on August 31, 2021, which was calculated based on 365 days in the calendar year and was equal to $0.001095890 per share of our Class T and Class I common stock. Such daily distribution was equal to an annualized distribution rate of $0.40 per share. The distributions were aggregated and paid in cash or shares of our common stock pursuant to the DRIP on a monthly basis, in arrears, only from legally available funds.

The GAHR IV board of directors also authorized distributions to our Class T and Class I stockholders of record as of the close of business on September 17, 2021, equal to $0.0328767 per share of our common stock, which was equal to an annualized distribution of $0.40 per share. Further, our board authorized record date distributions to our Class T and Class I stockholders of record as of each monthly record date from October 2021 through March 2022, equal to $0.033333333 per share of our common stock, which is equal to an annualized distribution rate of $0.40 per share. The distributions were or will be paid in cash or shares of our common stock pursuant to the DRIP.
On March 18, 2021, in connection with the GAHR IV special committee's strategic alternative review process, the GAHR IV board authorized the suspension of the DRIP, effective as of April 1, 2021. As a result, beginning with the April 2021 distributions, which were paid in May 2021, there were no further issuances of shares pursuant to the DRIP, and stockholders who were participants in the DRIP received cash distributions instead. On October 4, 2021, our board authorized the reinstatement of the DRIP and as a result, beginning with the October 2021 distribution, which was paid in November 2021, stockholders who previously enrolled as participants in the DRIP (including former GAHR III stockholders who participated in the GAHR III distribution reinvestment plan) received distributions in shares of our common stock pursuant to the terms of the DRIP, instead of cash distributions. For a further discussion, see our Current Report on Form 8-K filed with the SEC on October 5, 2021 for more information on the reinstatement of the DRIP and the declaration of the October 2021 distribution.
The amount of the distributions paid to our common stockholders was determined quarterly or monthly, as applicable, by our board and was dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our qualification as a REIT under the Code. We have not established any limit on the amount of borrowings that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences.
Recent Sales of Unregistered Securities
On November 18, 2021, we granted an aggregate of 32,814 shares of our restricted Class T common stock to our independent directors pursuant to our 2015 Incentive Plan as compensation for their services as independent directors to our board. The shares of restricted stock issued pursuant to our 2015 Incentive Plan were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
In connection with the AHI Acquisition, on October 1, 2021, GAHR III redeemed all 208 limited partnership units held by GAHR IV Advisor in GAHR IV Operating Partnership for $2,000, at an average price paid per unit of $9.22, as well as all 222 limited partnership units that the GAHR III Advisor held in GAHR III’s operating partnership for $2,000, at an average price of $8.55 per unit.
Prior to the Merger but upon the closing of the AHI Acquisition, GAHR III also redeemed all 22,222 shares of common stock held by the GAHR III Advisor in GAHR III for $190,000, at an average price paid per unit of $8.55 per share, and all 20,833 shares of GAHR IV Class T common stock held by GAHR IV Advisor for $192,000, at an average price paid per unit of $9.22 per share.
Except as outlined above, we did not repurchase any of our securities during the three months ended December 31, 2021.
Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, for periods prior to the Merger, as defined below, and American Healthcare REIT, Inc. (formerly known as Griffin-American Healthcare REIT IV, Inc.) and its subsidiaries, including American Healthcare REIT Holdings, LP (formerly known as Griffin-American Healthcare REIT III Holdings, LP), for periods following the Merger, except where otherwise noted. Certain historical information of Griffin-American Healthcare REIT IV, Inc. is included for background purposes.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to promote understanding of our results of operations and financial condition. The following discussion is provided as a supplement to, and should be read in conjunction with our accompanying consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2021 and 2020, together with our results of operations and cash flows for the years ended December 31, 2021, 2020 and 2019. This section discusses the results of operations and cash flows for fiscal year 2021 compared to fiscal year 2020. We have omitted the discussion related to the results of operations and changes in financial condition for fiscal year 2020 compared to fiscal year 2019 from this Annual Report on Form 10-K, but such discussion may be found in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our fiscal year 2020 Annual Report Form 10-K, which was filed with the United States Securities and Exchange Commission, or the SEC, on March 25, 2021.
In connection with the Merger as discussed and defined below, Griffin-American Healthcare REIT IV, Inc., or GAHR IV, was the legal acquiror of Griffin-American Healthcare REIT III, Inc., or GAHR III, whereas GAHR III was the accounting acquiror of GAHR IV in accordance with accounting principles generally accepted in the United States of America, or GAAP, and as discussed in Note 3, Business Combinations, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K. Thus, the financial information set forth herein subsequent to the Merger reflects results of the Combined Company (as defined below), and the financial information set forth herein prior to the Merger reflects GAHR III’s results. For this reason, period to period comparisons may not be meaningful.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking. Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “opinion,” “predict,” “potential,” “seek” and any other comparable and derivative terms or the negatives thereof. Our ability to predict results or the actual effect of future plans and strategies is inherently uncertain. Factors which could have a material adverse effect on our operations on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; the continuing adverse effects of the coronavirus, or COVID-19, pandemic, including its effects on the healthcare industry, senior housing and skilled nursing facilities and the economy in general; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates and foreign currency risk; uncertainty from the discontinuance of the London Inter-bank Offered Rate, or LIBOR, and the transition to the Secured Overnight Financing Rate, or SOFR; competition in the real estate industry; changes in GAAP policies and guidelines applicable to REITs; the success of our investment strategy; the availability of financing; our ability to retain our executives and key employees; and unexpected labor costs and inflationary pressures. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements in this Annual Report on Form 10-K speak only as of the date on which such statements are made, and undue reliance should not be placed on such statements. We undertake no obligation to update any such statements that may become untrue because of subsequent events. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview and Background
American Healthcare REIT, Inc., a Maryland corporation, owns a diversified portfolio of clinical healthcare real estate properties, focusing primarily on medical office buildings, skilled nursing facilities, senior housing, hospitals and other healthcare-related facilities. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). Our healthcare facilities operated under a RIDEA structure include our senior housing operating properties, or SHOP (formerly known as senior housing — RIDEA), and our integrated senior health campuses. We have originated and acquired secured loans and may also originate and acquire other real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income; however, we have selectively developed, and may continue to selectively develop, real estate properties. We qualified to be taxed as a real estate investment trust, or REIT, under the Code for federal income tax purposes, and we intend to continue to qualify to be taxed as a REIT.
Merger of Griffin-American Healthcare REIT III, Inc. and Griffin-American Healthcare REIT IV, Inc.
On June 23, 2021, GAHR III, Griffin-American Healthcare REIT III Holdings, LP, a Delaware limited partnership, or our operating partnership that subsequent to the Merger on October 1, 2021 described below is also referred to as the surviving partnership, GAHR IV, its subsidiary Griffin-American Healthcare REIT IV Holdings, LP, a Delaware limited partnership, or GAHR IV Operating Partnership, and Continental Merger Sub, LLC, a Maryland limited liability company and a newly formed wholly owned subsidiary of GAHR IV, or Merger Sub, entered into an Agreement and Plan of Merger, or the Merger Agreement. On October 1, 2021, pursuant to the Merger Agreement, (i) GAHR III merged with and into Merger Sub, with Merger Sub being the surviving company, or the REIT Merger, and (ii) GAHR IV Operating Partnership merged with and into our operating partnership, with our operating partnership being the surviving entity and being renamed American Healthcare REIT Holdings, LP, or the Partnership Merger, and, together with the REIT Merger, the Merger. Following the Merger on October 1, 2021, our company, or the Combined Company, was renamed American Healthcare REIT, Inc. The REIT Merger was intended to qualify as a reorganization under, and within the meaning of, Section 368(a) of the Code. As a result of and at the effective time of the Merger, the separate corporate existence of GAHR III and GAHR IV Operating Partnership ceased.
At the effective time of the REIT Merger, each issued and outstanding share of GAHR III’s common stock, $0.01 par value per share, converted into the right to receive 0.9266 shares of GAHR IV’s Class I common stock, $0.01 par value per share. Further, at the effective time of the Partnership Merger, (i) each unit of limited partnership interest in the surviving partnership outstanding as of immediately prior to the effective time of the Partnership Merger was converted automatically into the right to receive 0.9266 of a Partnership Class I Unit, as defined in the agreement of limited partnership, as amended, of the surviving partnership, and (ii) each unit of limited partnership interest in GAHR IV Operating Partnership outstanding as of immediately prior to the effective time of the Partnership Merger was converted automatically into the right to receive one unit of limited partnership interest of the surviving partnership of like class.
AHI Acquisition
Also on June 23, 2021, GAHR III; our operating partnership; American Healthcare Investors, LLC, or AHI; Griffin Capital Company, LLC, or Griffin Capital; Platform Healthcare Investor T-II, LLC; Flaherty Trust; and Jeffrey T. Hanson, our former Chief Executive Officer and current Executive Chairman of the Board of Directors, Danny Prosky, our former Chief Operating Officer and current Chief Executive Officer and President, and Mathieu B. Streiff, our former Executive Vice President, General Counsel and current Chief Operating Officer, or collectively, the AHI Principals, entered into a contribution and exchange agreement, or the Contribution Agreement, pursuant to which, among other things, GAHR III agreed to acquire a newly formed entity, American Healthcare Opps Holdings, LLC, or NewCo, which we refer to as the AHI Acquisition. NewCo owned substantially all of the business and operations of AHI, as well as all of the equity interests in (i) Griffin-American Healthcare REIT IV Advisor, LLC, or GAHR IV Advisor, a subsidiary of AHI that served as the external advisor of GAHR IV, and (ii) Griffin-American Healthcare REIT III Advisor, LLC, or GAHR III Advisor, also referred to as our former advisor, a subsidiary of AHI that served as the external advisor of GAHR III. See “Operating Partnership and Former Advisor” below for a further discussion.
On October 1, 2021, the AHI Acquisition closed immediately prior to the consummation of the Merger, and pursuant to the Contribution Agreement, AHI contributed substantially all of its business and operations to the surviving partnership, including its interest in GAHR III Advisor and GAHR IV Advisor, and Griffin Capital contributed its then-current ownership interest in GAHR III Advisor and GAHR IV Advisor to the surviving partnership. In exchange for these contributions, the surviving partnership issued limited partnership units, or surviving partnership OP units. Subject to working capital and other customary adjustments, the total approximate value of these surviving partnership OP units at the time of consummation of the transactions contemplated by the Contribution Agreement was approximately $131,674,000, with a reference value for purposes thereof of $8.71 per unit, such that the surviving partnership issued 15,117,529 surviving partnership OP units as consideration, or the Closing Date Consideration. Following the consummation of the Merger and the AHI Acquisition, the Combined Company has become self-managed. As of December 31, 2021, such surviving partnership OP units are owned by AHI Group Holdings, LLC, or AHI Group Holdings, which is owned and controlled by the AHI Principals, Platform Healthcare Investor T-II, LLC, Flaherty Trust and a wholly owned subsidiary of Griffin Capital, or collectively, the NewCo Sellers.
In addition to the Closing Date Consideration, pursuant to the Contribution Agreement, we may in the future pay cash “earnout” consideration to AHI based on the fees that we may earn from our potential sponsorship of, and investment advisory services rendered to, American Healthcare RE Fund, L.P., a healthcare-related, real-estate-focused, private investment fund under consideration by AHI, or the Earnout Consideration. The Earnout Consideration is uncapped in amount and, if ever payable by us to AHI, will be due on the seventh anniversary of the closing of the AHI Acquisition (subject to acceleration in certain events, including if we achieve certain fee-generation milestones from our sponsorship of the private investment fund). AHI’s ability to receive the Earnout Consideration is also subject to vesting conditions relating to the private investment fund’s deployed equity capital and the continuous employment of at least two of the AHI Principals throughout the vesting period. As of December 31, 2021, the fair value of such cash earnout consideration was estimated to be $0.
The AHI Acquisition was treated as a business combination for accounting purposes, with GAHR III as both the legal and accounting acquiror of NewCo. While GAHR IV was the legal acquiror of GAHR III in the REIT Merger, GAHR III was determined to be the accounting acquiror in the REIT Merger in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 805, Business Combinations, or ASC Topic 805, after considering the relative share ownership and the composition of the governing body of the Combined Company. Thus, the financial information set forth herein subsequent to the consummation of the Merger and the AHI Acquisition reflects results of the Combined Company, and the financial information set forth herein prior to the Merger and the AHI Acquisition reflects GAHR III’s results. For this reason, period to period comparisons may not be meaningful.
Please see Note 3, Business Combinations, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of the Merger and the AHI Acquisition.
Operating Partnership and Former Advisor
We conduct substantially all of our operations through our operating partnership. Through September 30, 2021, we were externally advised by our former advisor pursuant to an advisory agreement, as amended, or the Advisory Agreement, between us and our former advisor. On June 23, 2021, we also entered into a Mutual Consent Regarding Waiver of Subordination of Asset Management Fees, or the Mutual Consent, pursuant to which, for the period from the date the Mutual Consent was entered into until the earlier to occur of (i) the closing of the Merger, or (ii) the termination of the Merger Agreement, the parties waived the requirement in the Advisory Agreement that our stockholders receive distributions in an amount equal to 5.0% per annum, cumulative, non-compounded, of their invested capital before we would be obligated to pay an asset management fee. Our former advisor used its best efforts, subject to the oversight and review of our board of directors, or our board, to, among other things, provide asset management, property management, acquisition, disposition and other advisory services on our behalf consistent with our investment policies and objectives. Following the Merger and AHI Acquisition, we became self-managed and are no longer externally advised. As a result, any fees that would have otherwise been payable to our former advisor, are no longer being paid.
Prior to the Merger and AHI Acquisition, our former advisor was 75.0% owned and managed by wholly owned subsidiaries of AHI, and 25.0% owned by a wholly owned subsidiary of Griffin Capital, or collectively, our former co-sponsors. Prior to the AHI Acquisition, AHI was 47.1% owned by AHI Group Holdings, 45.1% indirectly owned by Digital Bridge Group, Inc. (NYSE: DBRG) (formerly known as Colony Capital, Inc.), or Digital Bridge, and 7.8% owned by James F. Flaherty III, a former partner of Colony Capital. We were not affiliated with Griffin Capital, Digital Bridge or Mr. Flaherty; however, we were affiliated with our former advisor, AHI and AHI Group Holdings. Please see the “Merger of Griffin-American Healthcare REIT III, Inc. and Griffin-American Healthcare REIT IV, Inc.” and “AHI Acquisition” sections above for a further discussion of our operations effective October 1, 2021. As a result of the Merger and the AHI Acquisition on October 1, 2021, we, through our direct and indirect subsidiaries, own approximately 94.9% of our operating partnership and the remaining 5.1% is owned by the NewCo Sellers. See Note 13, Redeemable Noncontrolling Interests, and Note 14, Equity – Noncontrolling Interests in Total Equity, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
Public Offering
GAHR IV raised $754,118,000 through a best efforts initial public offering, or the initial offering, and issued 75,639,681 aggregate shares of its Class T and Class I common stock. In addition, during the initial offering, GAHR IV issued 3,253,535 aggregate shares of its Class T and Class I common stock pursuant to GAHR IV’s distribution reinvestment plan, as amended, or the DRIP, for a total of $31,021,000 in distributions reinvested. Following the deregistration of the initial offering, GAHR IV continued issuing shares of its common stock pursuant to the DRIP through a subsequent offering, or the 2019 GAHR IV DRIP Offering. GAHR IV commenced offering shares pursuant to the 2019 GAHR IV DRIP Offering on March 1, 2019, following the termination of the initial offering on February 15, 2019. On March 18, 2021, the GAHR IV board of directors authorized the suspension of the DRIP, effective as of April 1, 2021.
On October 4, 2021, our board of directors, or our board, authorized the reinstatement of the DRIP. We continue to offer up to $100,000,000 of shares of our common stock to be issued pursuant to the DRIP under an existing Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, filed by GAHR IV. As of December 31, 2021, a total of $54,637,000 in distributions were reinvested that resulted in 5,755,013 shares of common stock being issued pursuant to the 2019 GAHR IV DRIP Offering. We collectively refer to the DRIP portion of GAHR IV’s initial offering and the 2019 GAHR IV DRIP Offering as our DRIP Offerings. See Note 14, Equity — Distribution Reinvestment Plan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
On March 24, 2022, our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, unanimously approved and established an updated estimated per share net asset value, or NAV, of our common stock of $9.29. We provide this updated estimated per share NAV annually to assist broker-dealers in connection with their obligations under Financial Industry Regulatory Authority, or FINRA, Rule 2231 with respect to customer account statements. The updated estimated per share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of December 31, 2021. The valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives, or the IPA, in April 2013, in addition to guidance from the SEC. See our Current Report on Form 8-K filed with the SEC on March 25, 2022 for more information on the methodologies and assumptions used to determine, and the limitations and risks of, our updated estimated per share NAV.
Our Real Estate Investments Portfolio
We currently operate through six reportable business segments: medical office buildings, integrated senior health campuses, skilled nursing facilities, SHOP, senior housing and hospitals. As of December 31, 2021, we owned and/or operated 182 properties, comprising 191 buildings, and 122 integrated senior health campuses including completed development projects, or approximately 19,178,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $4,292,371,000. In addition, as of December 31, 2021, we also owned a real estate-related debt investment purchased for $60,429,000.
Critical Accounting Estimates
Our critical accounting policies are those that will have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and estimates are consistently applied and produce financial information that fairly present our results of operations. Our most critical accounting policies that involve judgments and estimates include (1) real estate investments purchase price allocation, (2) impairment of long-lived assets, (3) goodwill, (4) revenue recognition and grant income, (5) resident receivable allowances and (6) income taxes.
These critical accounting policies involve estimates that may require complex judgment in their application and are evaluated on an on-going basis using information that is available as well as various other assumptions believed to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. A discussion of our significant accounting policies is included within Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K. There have been no significant changes to our critical accounting policies during 2021.
The following is a summary of the key judgments and estimates used in our critical accounting policies:
Real Estate Investments Purchase Price Allocation
Upon the acquisition of real estate properties or other entities owning real estate properties, we determine whether the transaction is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the assets acquired and liabilities assumed are not a business, we account for the transaction as an asset acquisition. Under both methods, we recognize the identifiable assets acquired and liabilities assumed; however, for a transaction accounted for as an asset acquisition, we capitalize transaction costs and allocate the purchase price using a relative fair value method allocating all accumulated costs. Whereas, for a transaction accounted for as a business combination, we immediately expense transaction costs incurred associated with the business combination and allocate the purchase price based on the estimated fair value of each separately identifiable asset and liability.
In accounting for asset acquisitions and business combinations, we, with assistance from independent valuation specialists, measure the fair value of tangible and intangible identified assets and liabilities, as applicable, based on their respective fair values for acquired properties, which is then allocated to acquired investments in real estate. The fair value and its allocation require significant judgment and in some cases involve complex calculations. These allocation assessments directly impact our financial condition and results of operations.
Impairment of Long-Lived Assets
We also periodically perform analysis that requires us to judge whether indicators of impairment exist and to estimate the likely future cash flows. Projections of expected future operating cash flows require that we estimate future revenue amounts, future property operating expenses and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, where applicable, could result in an incorrect assessment of the real estate fair value and could result in the misstatement of the carrying value of our real estate assets and net income (loss).
Goodwill
Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of a business acquired. This allocation is based upon our determination of the value of the acquired assets and assumed liabilities, which requires judgment and some of the estimates involve complex calculations. These allocation assessments have a direct impact on our financial condition and results of operations. Our goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Such evaluation could involve estimated future cash flows, which is highly subjective, and is based in part on assumptions regarding future events. We compare the fair value of a reporting segment with its carrying amount. We recognize an impairment loss to the extent the carrying value of goodwill exceeds the implied value in the current period. We take a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting segment in step one of the impairment test.
Revenue Recognition and Grant Income
A significant portion of resident fees and services revenue represents healthcare service revenue that is reported at the amount that we expect to be entitled to in exchange for providing patient care. These amounts are due from patients, third-party payors (including health insurers and government programs), other healthcare facilities, and others and include variable consideration for retroactive revenue adjustments due to settlement of audits, reviews, and investigations. Such variable consideration is included in the determination of the estimated transaction price for providing care. These settlements include estimates based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews and investigations.
We recognize government grants as grant income or as a reduction of property operating expenses, as applicable, when there is reasonable assurance that the grants will be received and all conditions to retain the funds will be met. We adjust our estimates and assumptions of such grants based on the applicable guidance provided by the government and the best available information that we have.
Resident Receivable Allowances
An allowance is maintained for estimated losses resulting from the inability of residents and payors to meet the contractual obligations under their lease or service agreements. Substantially all of such allowances are recorded as direct reductions of resident fees and services revenue as contractual adjustments provided to third-party payors or implicit price concessions in our accompanying consolidated statements of operations and comprehensive income (loss). Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the residents’ financial condition, security deposits, cash collection patterns by payor and by state, current economic conditions, future expectations in estimating credit losses and other relevant factors.
Income Taxes
We qualified and elected to be taxed as a REIT under the Code for federal income tax purposes, and we intend to continue to qualify to be taxed as a REIT. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our annual taxable income, excluding net capital gains, to stockholders. This process involves using preliminary financial information and assumptions in order to estimate earnings and profits. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
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
Acquisitions and Dispositions in 2021, 2020 and 2019
For a discussion of our acquisitions and dispositions of investments in 2021, 2020 and 2019, see Note 2, Summary of Significant Accounting Policies — Properties Held for Sale, and Note 4, Real Estate Investments, Net, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Factors Which May Influence Results of Operations
In connection with the Merger, GAHR IV was the legal acquiror and GAHR III was the accounting acquiror for financial reporting purposes, as discussed in Note 3, Business Combinations, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K. Thus, the financial information set forth herein subsequent to the Merger reflects results of the Combined Company, and the financial information set forth herein prior to the Merger reflects GAHR III’s results. Furthermore, as a result of the closing of the AHI Acquisition on October 1, 2021, and following the Merger, our company is now self-managed and employs all the employees necessary to operate as a self-managed company. The impact of being a self-managed company on our results of operations is predominantly an increase in general and administrative costs related to hiring the workforce necessary to operate as a self-managed company and cost savings associated with no longer paying advisory fees to our former advisor. For these reasons, period to period comparisons may not be meaningful.
Other than the effects of the Merger and AHI Acquisition discussed above, and the COVID-19 pandemic discussed below, as well as other national economic conditions affecting real estate generally, we are not aware of any material trends or uncertainties that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, disposition, management and operation of our properties. In addition, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.
COVID-19
Due to the ongoing COVID-19 pandemic in the United States and globally, since March 2020, our residents, tenants, operating partners and managers have been materially impacted. The rise of the Delta and Omicron variants of COVID-19, and government and public health agencies’ responses to potential future resurgences in the virus, further contributes to the prolonged economic impact and uncertainties caused by the COVID-19 pandemic. There is also uncertainty regarding the acceptance of available vaccines and boosters and the public’s receptiveness to those measures. As the COVID-19 pandemic is still impacting the healthcare system, it continues to present challenges for us as an owner and operator of healthcare facilities, making it difficult to ascertain the long-term impact the COVID-19 pandemic will have on real estate markets in which we own and/or operate properties and our portfolio of investments. COVID-19 is particularly dangerous among the senior population and results in heightened risk to our senior housing and skilled nursing facilities, and we continue to work diligently to implement and maintain aggressive protocols at such facilities as well as actively collaborate with our tenants, operating partners and managers to respond and take action to mitigate the impact of the COVID-19 pandemic.
We have evaluated the impacts of the COVID-19 pandemic on our business thus far and incorporated information concerning such impacts into our assessments of liquidity, impairment and collectability from tenants and residents as of December 31, 2021. We will continue to monitor such impacts and will adjust our estimates and assumptions based on the best available information.
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
In the early months of the pandemic, the businesses of our medical office tenants were negatively impacted when many of the states had implemented “stay at home” orders, thereby creating unprecedented revenue pressure on such tenants and their ability to pay rent on a timely basis. However, substantially all of our physician practices and other medical service providers of non-essential and elective services in our medical office buildings are now open and as a result, our medical office building segment rebounded quickly from the initial shock of the pandemic and has demonstrated remarkable resilience. This trend has continued despite the emergence of the Delta and Omicron variants in the latter half of 2021.
The COVID-19 pandemic has resulted in a significant decline in resident occupancies at our senior housing facilities, SHOP, integrated senior health campuses and skilled nursing facilities, and an increase in COVID-19 related operating expenses with more costly short-term hires due to the shortage of healthcare personnel. Therefore, our focus at such properties continues to be on resident occupancy recovery and operating expense management. While resident occupancies at our integrated senior health campuses and skilled nursing facilities have gradually improved to near pre-pandemic levels, our SHOP have been slower to recover. This has been primarily due to the emergence of the Delta and Omicron variants since the third quarter of 2021 through January 2022, when we were seeing case counts reach levels not seen since January 2021, thereby impacting resident occupancies in these facilities. Based on information available to management as of March 4, 2022, resident occupancy at our SHOP have declined by approximately 11.9% since February 2020, prior to COVID-19 shutdowns. In the fourth quarter of 2020, COVID-19 vaccines became available, followed by COVID-19 boosters being available to certain parts of the population in the fourth quarter of 2021, which we believe is an important factor for a rebound in our resident occupancy levels over time. As of March 1, 2022, based on information provided by our operators, the majority of our residents at our healthcare-related facilities have been fully vaccinated and also received booster shots.
To date, the impacts of the COVID-19 pandemic have been significant, rapidly evolving and may continue into the future. Managers of our SHOP continue to evaluate their options for financial assistance, such as utilizing programs within the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, passed by the federal government on March 27, 2020, as well as other state and local government relief programs. The CARES Act includes multiple opportunities for immediate cash relief in the form of grants, tax benefits and Medicare reimbursement programs. Some of our tenants within our non-SHOP properties have sought financial assistance from the CARES Act through programs such as the Payroll Protection Program and deferral of payroll tax payments. However, these government assistance programs are not expected to fully offset the negative financial impact of the ongoing COVID-19 pandemic, and there can be no assurance that these programs will continue or the extent to which they will be expanded. Therefore, the ultimate impact of such relief from the CARES Act and other enacted and future legislation and regulation, including the extent to which relief funds from such programs will provide meaningful support for lost revenue and increasing costs, is uncertain.
The information in this Annual Report on Form 10-K is based on data currently available to us and will likely change as the COVID-19 pandemic progresses. Although almost all of the initial restrictions imposed at the onset of the pandemic in the U.S. have been relaxed or lifted as a result of the distribution of vaccines and COVID-19 boosters, there was a resurgence of COVID-19 cases at the start of 2022 fueled by the Omicron and Delta variants. Many states throughout the U.S. experienced record-breaking levels of COVID-19 cases due to the accelerated spread of these variants, which led some state and local governments to reinstitute measures and restrictions to slow the transmission and mitigate public health risks in certain jurisdictions. As of the date of filing this Annual Report on Form 10-K, such measures and restrictions have been lifted. Similar future actions could disrupt our business, activities and operations, the extent to which are highly uncertain. We continue to closely monitor COVID-19 developments and are continuously assessing the implications to our business, residents, tenants, operating partners, managers and our portfolio of investments. While our medical office buildings segment rebounded quickly from the initial shock of the pandemic, we cannot predict with reasonable certainty when demand for healthcare services at our senior housing and skilled nursing facility segments will return to pre-COVID-19 pandemic levels.
The lasting effect of the COVID-19 pandemic over the next 12 months could be significant and will largely depend on future developments, including COVID-19 vaccination and booster rates; the long term efficacy of COVID-19 vaccinations and boosters; and the potential emergence of new, more transmissible or severe variants, which cannot be predicted with confidence at this time. See the “Results of Operations” and “Liquidity and Capital Resources” sections below, as well as Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K, for a further discussion.
Scheduled Lease Expirations
Excluding our SHOP and integrated senior health campuses, as of December 31, 2021, our properties were 94.3% leased and during 2022, 9.3% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next twelve months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. As of December 31, 2021, our remaining weighted average lease term was 7.6 years, excluding our SHOP and integrated senior health campuses.

Our combined SHOP and integrated senior health campuses were 77.9% leased as of December 31, 2021. Substantially all of our leases with residents at such properties are for a term of one year or less.
Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020
Our operating results are primarily comprised of income derived from our portfolio of properties and expenses in connection with the acquisition and operation of such properties. Our primary sources of revenue include rent generated by our leased, non-RIDEA properties, and resident fees and services revenue from our RIDEA properties. Our primary expenses include property operating expenses and rental expenses. In addition, in the fourth quarter of 2021, following the AHI Acquisition that resulted in our company being self managed, general and administrative expenses include payroll and other corporate operating expenses but no longer include advisory fees to our former advisor. In general, and under a normal operating environment without the disruption of the COVID-19 pandemic, we expect amounts related to our portfolio of operating properties to increase in the future due to fixed annual rent escalations on our portfolio of properties. The ability to compare one period to another is also impacted by the closing of the AHI Acquisition and the increase in size of our real estate portfolio as a result of the Merger. See Note 3, Business Combinations, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. As of December 31, 2021, we operated through six reportable business segments: medical office buildings, integrated senior health campuses, skilled nursing facilities, SHOP, senior housing and hospitals.
The COVID-19 pandemic has had a significant adverse impact on the operations of our real estate portfolio. Although we experienced some delays in receiving rent payments from our tenants, substantially all of the contractual rent through December 2021 from our medical office building tenants has been received. However, given the ongoing uncertainty of the impact of the COVID-19 pandemic over the next 12 months, we are unable to predict the impact it will have on such tenants’ continued ability to pay rent.
Except where otherwise noted, the changes in our consolidated results of operations for 2021 as compared to 2020 are primarily due to the acquisition of GAHR IV’s portfolio of 87 properties, comprising 92 buildings, or approximately 4,799,000 square feet of GLA, as a result of the Merger on October 1, 2021, the disruption to our normal operations as a result of the COVID-19 pandemic, grant income received and transitioning the operations of the four senior housing facilities within Delta Valley ALF Portfolio to a RIDEA structure in December 2021. As of December 31, 2021 and 2020, we owned and/or operated the following types of properties:

	December 31,
	2021			2020
	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %
Integrated senior health campuses	122	$1,787,698,000	(1)	119	$1,626,950,000	(1)
Medical office buildings	105	1,249,658,000	92.0%	63	657,885,000	89.0%
SHOP	47	708,050,000	(2)	20	433,891,000	(2)
Senior housing	20	169,885,000	100%	9	89,535,000	100%
Skilled nursing facilities	17	237,300,000	100%	7	128,000,000	100%
Hospitals	2	139,780,000	100%	2	139,780,000	100%
Total/weighted average(3)	313	$4,292,371,000	94.3%	220	$3,076,041,000	91.9%
___________
(1)The leased percentage for the resident units of our integrated senior health campuses was 78.1% and 66.9% as of December 31, 2021 and 2020, respectively.
(2)The leased percentage for the resident units of our SHOP was 72.4% and 70.0% as of December 31, 2021 and 2020, respectively.
(3)Leased percentage excludes our SHOP and integrated senior health campuses.

Revenues and Grant Income
Our primary sources of revenue include rent generated by our leased, non-RIDEA properties, and resident fees and services revenue from our RIDEA properties. The amount of revenues generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease available space at the then existing rental rates. We also receive grant income. Revenues and grant income by reportable segment consisted of the following for the periods then ended:

	Years Ended December 31,
	2021	2020
Resident Fees and Services Revenue
Integrated senior health campuses	$1,025,699,000	$983,169,000
SHOP	98,236,000	85,904,000
Total resident fees and services revenue	1,123,935,000	1,069,073,000
Real Estate Revenue
Medical office buildings	97,297,000	78,424,000
Skilled nursing facilities	17,309,000	16,107,000
Senior housing	16,530,000	14,524,000
Hospitals	10,232,000	10,992,000
Total real estate revenue	141,368,000	120,047,000
Grant Income
Integrated senior health campuses	13,911,000	53,855,000
SHOP	3,040,000	1,326,000
Total grant income	16,951,000	55,181,000
Total revenues and grant income	$1,282,254,000	$1,244,301,000
For the years ended December 31, 2021 and 2020, resident fees and services revenue primarily consisted of rental fees related to resident leases, extended health care fees and other ancillary services, and real estate revenue primarily consisted of base rent and expense recoveries. For the year ended December 31, 2021, $14,211,000 in resident fees and services revenue for our SHOP was due to the increase in the size of our portfolio as a result of the Merger. The remaining increase in resident fees and services revenue was primarily attributable to improved occupancy and higher reimbursement rates from both Medicare and Medicaid programs for our integrated senior health campuses. In addition, for the year ended December 31, 2021, $21,682,000 of real estate revenue was primarily due to the increase in the size of our portfolio as a result of the Merger.
For the years ended December 31, 2021 and 2020, we recognized $16,951,000 and $55,181,000, respectively, of grant income at our integrated senior health campuses and SHOP related to government grants received through the CARES Act economic stimulus programs. See Note 2, Summary of Significant Accounting Policies — Government Grants, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.

Property Operating Expenses and Rental Expenses
Property operating expenses and property operating expenses as a percentage of resident fees and services revenue and grant income, as well as rental expenses and rental expenses as a percentage of real estate revenues, by reportable segment consisted of the following for the periods then ended:

	Years Ended December 31,
	2021		2020
Property Operating Expenses
Integrated senior health campuses	$943,743,000	90.8%	$929,897,000	89.7%
SHOP	86,450,000	85.4%	63,830,000	73.2%
Total property operating expenses	$1,030,193,000	90.3%	$993,727,000	88.4%

Rental Expenses
Medical office buildings	$36,375,000	37.4%	$30,216,000	38.5%
Skilled nursing facilities	1,507,000	8.7%	1,572,000	9.8%
Hospitals	477,000	4.7%	446,000	4.1%
Senior housing	366,000	2.2%	64,000	0.4%
Total rental expenses	$38,725,000	27.4%	$32,298,000	26.9%
Integrated senior health campuses and SHOP typically have a higher percentage of direct operating expenses to revenue than medical office buildings, hospitals, and leased senior housing and skilled nursing facilities due to the nature of RIDEA — type facilities where we conduct day-to-day operations. For the year ended December 31, 2021, as compared to the year ended December 31, 2020, rental expenses increased by $6,025,000 and property operating expenses increased by $15,836,000 for our SHOP due to the increase in the size of our portfolio as a result of the Merger. Further, the remaining increase in total property operating expenses of $20,630,000 was due to an increase in labor costs at our SHOP and integrated senior health campuses.
General and Administrative
For the year ended December 31, 2021, general and administrative expenses were $43,199,000 compared to $27,007,000 for the year ended December 31, 2020. The increase in general and administrative expenses of $16,192,000 was primarily the result of an increase of: (i) $10,845,000 in stock compensation expense in connection with profit interests redemptions; (ii) $4,449,000 in payroll costs for the acquired employees as a result of the AHI Acquisition; (iii) $1,317,000 in operator transition expenses at certain of our SHOP; and (iv) $1,062,000 in corporate operating expenses. Such increases were partially offset by a decrease in our asset management and property management oversight fees of $4,812,000 as a result of the AHI Acquisition. For a discussion of the 2021 profit interests redemptions, see Note 14, Equity — Noncontrolling Interests in Total Equity, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Business Acquisition Expenses
For the years ended December 31, 2021 and 2020, we recorded business acquisition expenses of $13,022,000 and $290,000, respectively. For the year ended December 31, 2021, such expenses were primarily due to $12,873,000 in third-party legal costs and professional services incurred related to the Merger and the AHI Acquisition.
Depreciation and Amortization
For the years ended December 31, 2021 and 2020, depreciation and amortization was $133,191,000 and $98,858,000, respectively, which primarily consisted of depreciation on our operating properties of $109,036,000 and $90,997,000, respectively, and amortization of our identified intangible assets of $21,111,000 and $6,258,000, respectively. The increase in depreciation and amortization of $34,333,000 was primarily the result of an increase of (i) $25,690,000 in depreciable assets in our portfolio as a result of the Merger; and (ii) $2,380,000 due to the write-off of tenant improvements and in-place leases in connection with the transition of senior housing facilities within Delta Valley ALF Portfolio to a RIDEA structure on December 1, 2021.

Interest Expense
Interest expense, including gain or loss in fair value of derivative financial instruments, consisted of the following for the periods then ended:

	Years Ended December 31,
	2021	2020
Interest expense:
Lines of credit and term loans and derivative financial instruments	$33,966,000	$31,499,000
Mortgage loans payable	36,253,000	32,568,000
Amortization of deferred financing costs:
Lines of credit and term loans	4,261,000	3,559,000
Mortgage loans payable	1,652,000	1,171,000
Amortization of debt discount/premium, net	773,000	826,000
(Gain) loss in fair value of derivative financial instruments	(8,200,000)	3,906,000
Loss on extinguishment of debt	2,655,000	—
Interest expense on financing obligations and other liabilities	1,377,000	1,655,000
Total	$72,737,000	$75,184,000
For the year ended December 31, 2021, interest expense was $72,737,000 compared to $75,184,000 for the year ended December 31, 2020. The decrease in interest expense was primarily related to the change to a gain in fair value recognized on our derivative financial instruments, partially offset by the loss on debt extinguishment of $2,655,000 and the increase in interest expense of $3,852,000 due to the larger portfolio of mortgage loans payable and lines of credit and term loans as a result of the Merger. See Note 8, Mortgage Loans Payable, Net, and Note 9, Lines of Credit and Term Loans, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion on debt extinguishments.
Liquidity and Capital Resources
In the normal course of business, our material cash requirements consist of payment of operating expenses, capital improvement expenditures, interest on our indebtedness, distributions to our stockholders and repurchases of our common stock. Our sources of funds primarily consist of operating cash flows and borrowings.
Absent our requirements to make distributions to maintain our REIT qualification (as more fully described in Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K) and our current contractual commitments discussed below, we do not have any material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.
Material Cash Requirements
Capital Improvement Expenditures
A capital plan for each investment is established upon acquisition that contemplates the estimated capital needs of that investment, including costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include operating cash generated by the investment, capital reserves, a line of credit or other loan established with respect to the investment, other borrowings or additional equity investments from us and joint venture partners. The capital plan for each investment is adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of December 31, 2021, we had $16,822,000 of restricted cash in loan impounds and reserve accounts to fund a portion of such capital expenditures. Based on the budget for the properties we own as of December 31, 2021, we estimate that our discretionary expenditures for capital and tenant improvements could require up to $108,803,000 within the next 12 months.

Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our lines of credit and term loans; (ii) interest payments on our mortgage loans payable, lines of credit and term loans; (iii) ground and other lease obligations; and (iv) financing obligations as of December 31, 2021:

	Payments Due by Period
	2022	2023-2024	2025-2026	Thereafter	Total
Principal payments — fixed-rate debt	$65,147,000	$105,579,000	$182,402,000	$492,376,000	$845,504,000
Interest payments — fixed-rate debt	26,899,000	47,066,000	38,793,000	213,407,000	326,165,000
Principal payments — variable-rate debt	982,439,000	483,053,000	12,751,000	19,103,000	1,497,346,000
Interest payments — variable-rate debt (based on rates in effect as of December 31, 2021)	17,646,000	12,130,000	1,159,000	1,997,000	32,932,000
Ground and other lease obligations	19,188,000	37,460,000	34,248,000	163,816,000	254,712,000
Financing obligations	15,031,000	5,313,000	3,048,000	16,243,000	39,635,000
Total	$1,126,350,000	$690,601,000	$272,401,000	$906,942,000	$2,996,294,000
Distributions and Share Repurchases
For information on distributions, see Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions, and the “Distributions” section below. For information on our share repurchase plan, see Note 14, Equity — Share Repurchase Plan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Credit Facilities
On October 1, 2021, upon consummation of the Merger, we amended the 2019 Corporate Credit Agreement, or the 2019 Corporate Credit Agreement, with respect to an amended credit facility with a maximum principal amount of $480,000,000, or the 2019 Credit Facility, which was set to mature on January 25, 2022. In addition, upon consummation of the Merger, we are subject to an amended and restated loan agreement regarding a senior secured revolving credit facility with an aggregate maximum principal amount of $360,000,000, or the 2019 Trilogy Credit Facility. We also amended our credit agreement for our line of credit and term loans with an aggregate maximum principal amount of $530,000,000, or the 2018 Credit Facility, which was set to mature on November 19, 2021, but was extended for an additional 12-month term to mature on November 19, 2022 after paying an extension fee of $795,000. On January 19, 2022, we terminated the 2018 Credit Facility, and, through our operating partnership, entered into an agreement that supersedes and replaces the 2019 Credit Facility with a credit facility with an aggregate maximum principal amount of up to $1,050,000,000, or the 2022 Credit Facility. See Note 9, Lines of Credit and Term Loans, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion, our Current Report on Form 8-K filed with the SEC on October 5, 2021 and our Current Report on Form 8-K filed with the SEC on January 25, 2022 for more information. Our total capacity to pay operating expenses, capital improvement expenditures, interest, distributions and repurchases is a function of our current cash position, our borrowing capacity on our lines of credit and term loans, as well as any future indebtedness that we may incur.
As of December 31, 2021, our aggregate borrowing capacity under the 2018 Credit Facility, the 2019 Credit Facility and the 2019 Trilogy Credit Facility was $1,370,000,000. As of December 31, 2021, our aggregate borrowings outstanding under our credit facilities was $1,226,634,000 and we had an aggregate of $143,366,000 available on such facilities. We believe that the resources described above will be sufficient to satisfy our cash requirements for the foreseeable future.

Cash Flows
The following table sets forth changes in cash flows:

	Years Ended December 31,
	2021	2020
Cash, cash equivalents and restricted cash — beginning of period	$152,190,000	$89,880,000
Net cash provided by operating activities	17,913,000	219,156,000
Net cash used in investing activities	(138,652,000)	(147,945,000)
Net cash provided by (used in) financing activities	94,109,000	(8,811,000)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(74,000)	(90,000)
Cash, cash equivalents and restricted cash — end of period	$125,486,000	$152,190,000
The following summary discussion of our changes in our cash flows is based on our accompanying consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below. In connection with the Merger, GAHR IV was the legal acquiror of GAHR III, while GAHR III was the accounting acquiror of GAHR IV in accordance with GAAP and as discussed in Note 3, Business Combinations, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K. Thus, the financial information set forth herein subsequent to the Merger reflects results of the Combined Company, and the financial information set forth herein prior to the Merger reflects GAHR III’s results. For this reason, period to period comparisons may not be meaningful.
Operating Activities
The change in net cash provided by operating activities of $201,243,000 was primarily due to a decrease in grant income of $38,230,000 and an increase in general and administrative expenses and interest payments on our outstanding indebtedness due to the Merger and the AHI Acquisition during the year ended December 31, 2021, as compared to the prior year period. In addition, the decrease in net cash provided by operating activities was due to $52,322,000 in Medicare advance payments that were received in the prior year, as well as the payment of deferred payroll taxes related to the CARES Act of $20,388,000 and the payment of costs related to the Merger of $12,873,000 during the year ended December 31, 2021.
Investing Activities
The change in net cash used in investing activities of $9,293,000 was primarily due to a decrease in developments and capital expenditures of $48,607,000 during the year ended December 31, 2021, compared to the year ended December 31, 2020, and cash, cash equivalents and restricted cash acquired in connection with the Merger on October 1, 2021 of $17,852,000, partially offset by an increase of $49,557,000 in investing activities related to our property acquisitions and a decrease in proceeds from dispositions of real estate of $8,026,000 during the year ended December 31, 2021, compared to the year ended December 31, 2020.
Financing Activities
The change from net cash used in financing activities to net cash provided by financing activities of $102,920,000 was primarily due to an increase in net borrowings under our mortgage loans payable of $243,490,000, a decrease in share repurchases of $22,725,000 and a decrease in distributions paid to common stockholders of $4,209,000. Such increases in financing activities were partially offset by a decrease in net borrowings under our lines of credit of $133,655,000, an increase in distributions to noncontrolling interests of $9,412,000, an increase in repurchases of stock warrants and redeemable noncontrolling interests of $8,783,000 and an increase in payments on financing and lease obligations of $6,232,000 during the year ended December 31, 2021 as compared to the year ended December 31, 2020, as well as $11,000,000 received in connection with the issuance of noncontrolling interests in the prior year. The decrease in share repurchases was due to the suspension of the GAHR III share repurchase plan from May 31, 2020 through October 4, 2021, when the partial reinstatement of our share repurchase plan was approved by our board. The decrease in distributions paid to common stockholders was due to the suspension of all stockholder distributions on May 29, 2020 in response to the impact of the COVID-19 pandemic; the board of directors of GAHR III reinstated stockholder distributions in June 2021 at an annualized distribution rate of $0.20 per share, which distributions were further increased, as approved by our board, to an annualized distribution rate of $0.40 per share starting with distributions declared for the month of October 2021.

Distributions
The income tax treatment for distributions reportable for the years ended December 31, 2021 and 2020 was as follows:

	Years Ended December 31,
	2021		2020
Ordinary income	$7,989,000	26.3%	$—	—%
Capital gain	—	—	—	—
Return of capital	22,406,000	73.7	48,842,000	100
	$30,395,000	100%	$48,842,000	100%
Amounts listed above do not include distributions paid on nonvested shares of our restricted common stock which have been separately reported.
The distributions paid for the years ended December 31, 2021 and 2020, along with the amount of distributions reinvested pursuant to our DRIP Offerings, and the sources of our distributions as compared to cash flows from operations were as follows:

	Years Ended December 31,
	2021		2020
Distributions paid in cash	$22,788,000		$26,997,000
Distributions reinvested	7,666,000		21,861,000
	$30,454,000		$48,858,000
Sources of distributions:
Cash flows from operations	$17,913,000	58.8%	$48,858,000	100%
Proceeds from borrowings	12,541,000	41.2	—	—
	$30,454,000	100%	$48,858,000	100%
For the years ended December 31, 2021 and 2020, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and all or any portion of a distribution to our stockholders may have been paid from borrowings. The payment of any distributions from our borrowings reduced the amount of capital we ultimately invested in assets and negatively impacted the amount of income available for future distributions.
The distributions paid for the years ended December 31, 2021 and 2020, along with the amount of distributions reinvested pursuant to our DRIP Offerings, and the sources of our distributions as compared to funds from operations, or FFO, were as follows:

	Years Ended December 31,
	2021		2020
Distributions paid in cash	$22,788,000		$26,997,000
Distributions reinvested	7,666,000		21,861,000
	$30,454,000		$48,858,000
Sources of distributions:
FFO attributable to controlling interest	$30,454,000	100%	$48,858,000	100%
Proceeds from borrowings	—	—	—	—
	$30,454,000	100%	$48,858,000	100%
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
For information on future distributions of the Combined Company, see Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions.

Financing
We anticipate that our overall leverage will not exceed 50.0% of the combined fair market value of all of our properties, including the properties acquired as part of the Merger, and other real estate-related investments, as determined at the end of each calendar year. For these purposes, the market value of each asset will be equal to the contract purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2021, our aggregate borrowings were 46.8% of the combined market value of all of our real estate and real estate-related investments.
Mortgage Loans Payable, Net
For a discussion of our mortgage loans payable, see Note 8, Mortgage Loans Payable, Net, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Lines of Credit and Term Loans
For a discussion of our lines of credit and term loans, see Note 9, Lines of Credit and Term Loans, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
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
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 12, Commitments and Contingencies, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Debt Service Requirements
A significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of December 31, 2021, we had $1,116,216,000 ($1,095,594,000, net of discount/premium and deferred financing costs) of fixed-rate and variable-rate mortgage loans payable outstanding secured by our properties. As of December 31, 2021, we had $1,226,634,000 outstanding and $143,366,000 remained available under our lines of credit, and the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps and interest rate cap, was 3.18% per annum. See Note 8, Mortgage Loans Payable, Net and Note 9, Lines of Credit and Term Loans, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
We are required by the terms of certain loan documents to meet various financial and non-financial covenants, such as leverage ratios, net worth ratios, debt service coverage ratios and fixed charge coverage ratios. Except as explained below, as of December 31, 2021, we were in compliance with all such covenants and requirements on our mortgage loans payable and our lines of credit and term loans. Some of our mortgage loan agreements include a standard loan term requiring lender approval for a change of control event, which was triggered upon the closing of the Merger. All of our mortgage lenders and loan servicers approved such event, except for the servicers of two of our mortgage loans with an aggregate principal balance of $14,229,000. We have been closely working with such servicers to address their requirements to receive final approval; however, we have not received notice from such servicers to accelerate our debt obligations. The extent and severity of the COVID-19 pandemic on our business continues to evolve, and any continued future deterioration of operations in excess of management's projections as a result of COVID-19 could impact future compliance with these covenants. If any future covenants are violated, we anticipate seeking a waiver or amending the debt covenants with the lenders when and if such event should occur. However, there can be no assurances that management will be able to effectively achieve such plans.

Inflation
During the years ended December 31, 2021 and 2020, inflation has not significantly affected our operations because of the predominantly moderate inflation rate; however, the annual rate of inflation in the United States reached 7.5% in January 2022, the highest rate in more than three decades, as measured by the Consumer Price Index, and while we believe inflation has not significantly impacted our operations, we have experienced, and continue to experience, increases in the cost of labor, services and PPE and therefore continued inflationary pressures could impact our profitability in future periods. There are provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions include negotiated rental increases, reimbursement billings for operating expense pass-through charges and real estate tax and insurance reimbursements. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.
Related Party Transactions
For a discussion of related party transactions, see Note 15, Related Party Transactions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
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
However, FFO and modified funds from operations, or MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.
The Institute for Portfolio Alternatives, or the IPA, an industry trade group, has standardized a measure known as modified funds from operations, which the IPA has recommended as a supplemental performance measure for publicly registered, non-listed REITs and which we believe to be another appropriate supplemental performance measure to reflect the operating performance of a publicly registered, non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income (loss) as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes expensed acquisition fees and expenses that affect our operations only in periods in which properties are acquired and that we consider more reflective of investing activities, as well as other non-operating items included in FFO, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after the initial offering stage has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the publicly registered, non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering stage and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after the initial offering stage has been completed and properties have been acquired, as it excludes expensed acquisition fees and expenses that have a negative effect on our initial operating performance during the periods in which properties are acquired.
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
For the years ended December 31, 2021 and 2020, we recognized government grants as grant income or as a reduction of property operating expenses, as applicable, and within loss from unconsolidated entities. Such amounts were granted through federal and state government programs, such as through the CARES Act, and which were established for eligible healthcare providers to preserve liquidity in response to the COVID-19 pandemic. See the “Results of Operations” section above for a further discussion. The government grants helped mitigate some of the negative impact that the COVID-19 pandemic had on our financial condition and results of operations. Without such relief funds, the COVID-19 pandemic impact would have had a material adverse impact to our FFO and MFFO. For the years ended December 31, 2021 and 2020, FFO would have been approximately $54,516,000 and $54,872,000, respectively, excluding government grants recognized. For the years ended December 31, 2021 and 2020, MFFO would have been approximately $62,480,000 and $55,869,000, respectively, excluding government grants recognized.

The following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the periods presented below:

	Years Ended December 31,
	2021	2020
Net (loss) income	$(53,269,000)	$8,863,000
Add:
Depreciation and amortization related to real estate — consolidated properties	133,191,000	98,858,000
Depreciation and amortization related to real estate — unconsolidated entities	3,116,000	2,992,000
Impairment of real estate investments — consolidated properties	3,335,000	11,069,000
Loss (gain) on dispositions of real estate investments — consolidated properties	100,000	(1,395,000)
Net loss (income) attributable to noncontrolling interests	5,475,000	(6,700,000)
Less:
Depreciation, amortization, impairments and gain/loss on dispositions — noncontrolling interests	(22,270,000)	(18,012,000)
FFO attributable to controlling interest	$69,678,000	$95,675,000

Business acquisition expenses(1)	$13,022,000	$290,000
Amortization of above- and below-market leases(2)	953,000	124,000
Amortization of loan and closing costs(3)	201,000	170,000
Change in deferred rent(4)	(20,000)	(1,479,000)
Loss on debt extinguishments(5)	2,655,000	—
(Gain) loss in fair value of derivative financial instruments(6)	(8,200,000)	3,906,000
Foreign currency loss (gain)(7)	564,000	(1,469,000)
Adjustments for unconsolidated entities(8)	573,000	941,000
Adjustments for noncontrolling interests(8)	(1,784,000)	(1,486,000)
MFFO attributable to controlling interest	$77,642,000	$96,672,000
Weighted average common shares outstanding — basic and diluted	200,324,561	179,916,841
Net (loss) income per common share — basic and diluted	$(0.27)	$0.05
FFO attributable to controlling interest per common share — basic and diluted	$0.35	$0.53
MFFO attributable to controlling interest per common share — basic and diluted	$0.39	$0.54
___________
(1)In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding business acquisition expenses that have been deducted as expenses in the determination of GAAP net income or loss, we believe MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Business acquisition expenses include payments to our former advisor or its affiliates and third parties.
(2)Under GAAP, above- and below-market leases are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, we believe that by excluding charges relating to the amortization of above- and below-market leases, MFFO may provide useful supplemental information on the performance of the real estate.
(3)Under GAAP, closing costs are amortized over the term of our debt security investment as an adjustment to the yield on our debt security investment. This may result in income recognition that is different than the contractual cash flows under our debt security investment. By adjusting for the amortization of the closing costs, MFFO may provide useful supplemental information on the realized economic impact of our debt security investment, providing insight on the expected contractual cash flows of such investment, and aligns results with management’s analysis of operating performance.
(4)Under GAAP, as a lessor, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays). As a lessee, we record amortization of right-of-use assets and accretion of lease liabilities for our operating leases. This may result in income or expense recognition that is significantly different than the underlying contract terms. By adjusting such amounts, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns results with management’s analysis of operating performance.
(5)The loss associated with the early extinguishment of debt primarily relates to the write-off of unamortized deferred financing fees, write-off of unamortized debt discount, penalties, or other fees incurred. We believe that adjusting for such non-recurring losses provides useful supplemental information because such charges (or losses) may not be reflective of on-going business transactions and operations and is consistent with management’s analysis of our operating performance.
(6)Under GAAP, we are required to include changes in fair value of our derivative financial instruments in the determination of net income or loss. We believe that adjusting for the change in fair value of our derivative financial instruments to arrive at MFFO is appropriate because such adjustments may not be reflective of on-going operations and reflect unrealized impacts on value based only on then current market conditions, although they may be based upon general market conditions. The need to reflect the change in fair value of our derivative financial instruments is a continuous process and is analyzed on a quarterly basis in accordance with GAAP.
(7)We believe that adjusting for the change in foreign currency exchange rates provides useful information because such adjustments may not be reflective of on-going operations.
(8)Includes all adjustments to eliminate the unconsolidated entities’ share or noncontrolling interests’ share, as applicable, of the adjustments described in notes (1) – (7) above to convert our FFO to MFFO.
Net Operating Income
NOI is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, business acquisition expenses, depreciation and amortization, interest expense, gain or loss on dispositions, impairment of real estate investments, income or loss from unconsolidated entities, foreign currency gain or loss, other income and income tax benefit or expense.
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
For the years ended December 31, 2021 and 2020, we recognized government grants as grant income or as a reduction of property operating expenses, as applicable. The government grants helped mitigate some of the negative impact that the COVID-19 pandemic had on our financial condition and results of operations. Without such relief funds, the COVID-19 pandemic impact would have had a material adverse impact to our NOI. For the years ended December 31, 2021 and 2020, NOI would have been approximately $196,385,000 and $162,576,000, respectively, excluding government grants recognized.

To facilitate understanding of this financial measure, the following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to NOI for the periods presented below:

	Years Ended December 31,
	2021	2020
Net (loss) income	$(53,269,000)	$8,863,000
General and administrative	43,199,000	27,007,000
Business acquisition expenses	13,022,000	290,000
Depreciation and amortization	133,191,000	98,858,000
Interest expense	72,737,000	75,184,000
Loss (gain) on dispositions of real estate investments	100,000	(1,395,000)
Impairment of real estate investments	3,335,000	11,069,000
Loss from unconsolidated entities	1,355,000	4,517,000
Foreign currency loss (gain)	564,000	(1,469,000)
Other income	(1,854,000)	(1,570,000)
Income tax expense (benefit)	956,000	(3,078,000)
Net operating income	$213,336,000	$218,276,000
Subsequent Events
For a discussion of subsequent events, see Note 22, Subsequent Events, to our accompanying consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk. There were no material changes in our market risk exposures, or in the methods we use to manage market risk, between the years ended December 31, 2021 and 2020.
Interest Rate Risk
We are exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire and develop properties and other permitted investments. Our interest rate risk is monitored using a variety of techniques. Our interest rate risk management objectives are to limit the impact of interest rate increases on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow or lend at fixed or variable rates.
We have entered into, and may continue to enter into, derivative financial instruments such as interest rate swaps and interest rate caps in order to mitigate our interest rate risk on a related financial instrument, and for which we have not and may not elect hedge accounting treatment. We have not elected to apply hedge accounting treatment to these derivatives; therefore, changes in the fair value of interest rate derivative financial instruments are recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying consolidated statements of operations and comprehensive income (loss). As of December 31, 2021, our interest rate swaps are recorded in security deposits, prepaid rent and other liabilities in our accompanying consolidated balance sheets at their fair value of $500,000, and such swaps matured in January 2022. We do not enter into derivative transactions for speculative purposes.
In July 2017, the Financial Conduct Authority, or FCA, that regulates LIBOR announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative to United States dollar LIBOR in derivatives and other financial contracts. The FCA ceased publishing one-week and two-month LIBOR after December 31, 2021 and intends to cease publishing all remaining LIBOR after June 30, 2023. On January 19, 2022, we entered into the 2022 Credit Agreement that bears interest at varying rates based upon our option, as follows: (i) the Daily Simple Secured Overnight Financing Rate, or Daily SOFR, as defined in the 2022 Credit Agreement, plus the Applicable Rate for Daily SOFR Rate Loans or (ii) the Term Secured Overnight Financing Rate, or the Term SOFR, as defined in the 2022 Credit Agreement, plus the Applicable Rate for Term SOFR Rate Loans. Please see Note 22, Subsequent Events — 2022 Credit Facility, for a further discussion.

We have variable rate debt outstanding and maturing on various dates from 2022 to 2031 and interest rate swaps maturing in January 2022, as discussed above, that are indexed to LIBOR. As such, we are monitoring and evaluating the related risks of the discontinuation of LIBOR, which include possible changes to the interest on loans or amounts received and paid on derivative instruments we may enter into in the future. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments tied to LIBOR could also be impacted if LIBOR is discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty. If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our contracts is likely to vary. If LIBOR is discontinued, interest rates on our current or future indebtedness may be adversely affected. Currently we cannot estimate the overall impact of the phase-out of LIBOR on our current debt agreements, although it is possible that an alternative variable rate could raise our borrowing costs. It is not possible to predict whether LIBOR will continue to be viewed as an acceptable market “benchmark” prior to June 30, 2023, and it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.
As of December 31, 2021, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Assets
Debt security held-to-maturity	$—	$—	$—	$—	$93,433,000	$—	$93,433,000	$93,920,000
Weighted average interest rate on maturing fixed-rate debt security	—%	—%	—%	—%	4.24%	—%	4.24%	—
Liabilities
Fixed-rate debt — principal payments	$65,147,000	$34,227,000	$71,352,000	$28,277,000	$154,125,000	$492,376,000	$845,504,000	$803,202,000
Weighted average interest rate on maturing fixed-rate debt	3.99%	3.75%	3.51%	2.62%	2.97%	2.98%	3.17%	—
Variable-rate debt — principal payments	$982,439,000	$389,863,000	$93,190,000	$12,276,000	$475,000	$19,103,000	$1,497,346,000	$1,499,163,000
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of December 31, 2021)	2.44%	2.89%	3.76%	2.59%	2.33%	2.33%	2.65%	—
Debt Security Investment, Net
As of December 31, 2021, the net carrying value of our debt security investment was $79,315,000. As we expect to hold our debt security investment to maturity and the amounts due under such debt security investment would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our debt security investment, would have a significant impact on our operations. See Note 16, Fair Value Measurements, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a discussion of the fair value of our investment in a held-to-maturity debt security. The effective interest rate on our debt security investment was 4.24% per annum as of December 31, 2021.
Mortgage Loans Payable, Net and Lines of Credit and Term Loans
Mortgage loans payable were $1,116,216,000 ($1,095,594,000, net of discount/premium and deferred financing costs) as of December 31, 2021. As of December 31, 2021, we had 66 fixed-rate mortgage loans payable and 12 variable-rate mortgage loans payable with effective interest rates ranging from 2.21% to 5.25% per annum and a weighted average effective interest rate of 3.21%. In addition, as of December 31, 2021, we had $1,226,634,000 outstanding under our lines of credit and term loans, at a weighted-average interest rate of 2.55% per annum. On October 1, 2021, as a result of the Merger, we recognized the fair value of GAHR IV's three fixed-rate mortgage loans of $18,602,000, which consist of an aggregate principal balance of $18,291,000 and premium of $311,000. These mortgage loans carry interest rates ranging from 3.67% to 5.25% per annum with maturity dates ranging from April 1, 2025 to February 1, 2051 and a weighted average effective interest rate of 3.91%.
As of December 31, 2021, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps, was 3.18% per annum. An increase in the variable interest rate on our variable-rate mortgage loans payable and lines of credit and term loans constitutes a market risk. As of December 31, 2021, we have three fixed-rate interest rate swaps on our term loan; an increase in the variable interest rate thereon would have no effect on our overall annual interest expense. As of December 31, 2021, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on all of our other variable-rate mortgage loans payable and lines of credit and term loans by $3,477,000, or 4.32% of total annualized interest expense on our mortgage loans payable and lines of credit and term loans. See

Note 8, Mortgage Loans Payable, Net, and Note 9, Lines of Credit and Term Loans, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
Other Market Risk
In addition to changes in interest rates and foreign currency exchange rates, the value of our future investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.
Item 8. Financial Statements and Supplementary Data.
See Part IV, Item 15, Exhibits, Financial Statement Schedules.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily are required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2021 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2021, were effective at the reasonable assurance level.
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
Based on our evaluation under the Internal Control-Integrated Framework issued in 2013, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
(c) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
On March 24, 2022, Jeffrey T. Hanson informed our board of his intention to retire from the day-to-day operations of our company and transition from his position as Executive Chairman of our board to non-executive Chairman of our board effective June 30, 2022, assuming he is re-elected as a director at our 2022 annual meeting of stockholders. Mr. Hanson’s decision to retire from the day-to-day operations of our company and transition from his position as Executive Chairman of our board to non-executive Chairman of our board was not the result of any disagreement with our company on any matter relating to our company’s operations, policies or practices.
In connection with this transition, our company, American Healthcare Opps Holdings, LLC and Mr. Hanson have entered into a Transition Letter Agreement, or the Transition Letter Agreement. Pursuant to the Transition Letter Agreement, beginning July 1, 2022, although Mr. Hanson is not an independent director, he will receive the same compensation and reimbursement of expenses that our company pays to each of its independent directors, with the portion of his 2022 compensation that is paid in cash being prorated for the period from July 1, 2022 to December 31, 2022; provided, however, that Mr. Hanson has agreed to waive the equity retainer compensation that will be paid to our independent directors in 2022. In addition, as Chairman of our board, Mr. Hanson will receive annual cash compensation of $100,000, with such compensation also being prorated for the period from July 1, 2022 to December 31, 2022. The amount of cash compensation payable to our Chairman of the board was determined by our board after engaging Ferguson Partners Consulting, L.P., formerly known as FPL Associates, L.P., as an independent compensation consultant to advise our board on executive officer and director compensation.
In addition, pursuant to the Transition Letter Agreement, Mr. Hanson has agreed to forfeit the performance-based-vesting restricted stock units that were granted to him in October 2021 pursuant to his offer letter with our company to serve as Executive Chairman of our board. However, he will retain the time-based-vesting restricted shares of Class T common stock that were granted pursuant to such offer letter in October 2021, which time-based-vesting restricted shares will remain subject to the existing vesting schedule and other terms and conditions; provided, however, that the award agreement of such restricted shares granted to Mr. Hanson is amended as of the close of business on June 30, 2022 to conform to the accelerated vesting provisions of restricted stock grants to our independent directors, including acceleration of vesting upon a change of control of our company. Because Mr. Hanson is no longer an executive officer of our company, he also will no longer be a participant in our Executive Severance and Change in Control Plan as of July 1, 2022; however, our company will reimburse Mr. Hanson for the monthly premium cost of medical coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, or COBRA, for a period of up to 18 months beginning on July 1, 2022.
The preceding summary of the Transition Letter Agreement does not purport to be complete and is qualified in its entirety by reference to the Transition Letter Agreement, a copy of which is filed as Exhibit 10.15 to this Annual Report on Form 10-K and is incorporated into this Item 9B of Form 10-K by reference.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after the end of fiscal year 2021 with respect to our 2022 annual meeting of stockholders.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after the end of fiscal year 2021 with respect to our 2022 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after the end of fiscal year 2021 with respect to our 2022 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after the end of fiscal year 2021 with respect to our 2022 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after the end of fiscal year 2021 with respect to our 2022 annual meeting of stockholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements:

(a)(2) Financial Statement Schedule:
The following financial statement schedule for the year ended December 31, 2021 is submitted herewith:

Page
Real Estate and Accumulated Depreciation (Schedule III)	138
All schedules other than the one listed above have been omitted as the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.
(a)(3) Exhibits:

Page
The exhibits listed in this section are included, or incorporated by reference, in this annual report.	153
(b) Exhibits:
See Item 15(a)(3) above.
(c) Financial Statement Schedule:
See Item 15(a)(2) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of American Healthcare REIT, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American Healthcare REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Merger of Griffin-American Healthcare REIT III, Inc. and Griffin-American Healthcare REIT IV, Inc. — Real Estate Investments Purchase Price Allocation — Refer to Notes 1, 2 and 3 to the financial statements
Critical Audit Matter Description
On October 1, 2021, pursuant to the Merger Agreement (as defined in Note 1), Griffin-American Healthcare REIT III, Inc. (“GAHR III”) merged with and into a wholly owned subsidiary of the Company, and each issued and outstanding share of GAHR III’s common stock converted into the right to receive 0.9266 shares of the Company’s Class I common stock (referred to as the “REIT Merger”). The Company treated the REIT Merger as a business combination accounted for as a reverse acquisition. The accounting for the REIT Merger included determining the fair value of the assets acquired and liabilities assumed, including $1,126,641,000 of real estate investments. The Company’s methods for determining the respective fair value of the assets acquired and liabilities assumed varied depending on the type of asset or liability, and involved management making significant estimates related to assumptions such as expected net operating income, market sales comparisons, replacement costs, cap rates and market rent.
We identified the allocation of fair value to the assets acquired and liabilities assumed in the REIT Merger as a critical audit matter because of the significant estimates management makes to determine the respective fair value of assets acquired and liabilities assumed. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the fair value of assets acquired and liabilities assumed in the REIT Merger included the following, among others:
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) current market data, such as cap rate and market rent, (3) replacement costs for certain assets, and (4) market sales comparisons for certain assets. With the assistance of our fair value specialists, we also tested the mathematical accuracy of the Company’s valuation model.
•We evaluated the reasonableness of management’s projections of net operating income by comparing the assumptions used in the projections to external market sources, in-place lease agreements, historical data, and results from other areas of the audit.
Impairment of Long-Lived Assets relating to historical GAHR III real estate investments — Refer to Note 2 to the financial statements
Critical Audit Matter Description
The Company periodically evaluates long-lived assets, primarily consisting of investments in real estate that are carried at historical cost less accumulated depreciation, for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. The Company considers the following indicators, among others, in its evaluation of impairment:
•Significant negative industry or economic trends;
•A significant underperformance relative to historical or projected future operating results; and
•A significant change in the extent or manner in which the asset is used or significant physical change in the asset.
If indicators of impairment of long-lived assets are present, the Company evaluates the carrying value of the related real estate investment in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, the Company considers market conditions and the Company’s current intentions with respect to holding or disposing of the asset. The Company adjusts the net book value of properties it leases to others and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than carrying value. The Company recognizes an impairment loss at the time any such determination is made.
We identified the determination of impairment indicators for real estate investments, specifically the historical GAHR III real estate investments, as a critical audit matter because of the significant assumptions management makes when determining whether events or changes in circumstances have occurred indicating that the carrying amounts of real estate assets may not be recoverable. This required a high degree of auditor judgment when performing audit procedures to evaluate whether management appropriately identified impairment indicators. The remaining real estate investments were recently recorded at fair value in connection with the REIT Merger and are the subject of the critical audit matter described above.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of historical GAHR III real estate investments for possible indications of impairment included the following, among others:
•Obtained independent market data to determine if there were indicators of impairment not identified by management.
•Determined whether there are adverse qualitative or quantitative asset-specific conditions, which may indicate that an other than temporary impairment exists.
/s/ Deloitte & Touche LLP
Costa Mesa, California
March 25, 2022
We have served as the Company’s auditor since 2013.

AMERICAN HEALTHCARE REIT, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2021 and 2020

	December 31,
	2021	2020
ASSETS
Real estate investments, net	$3,514,686,000	$2,330,000,000
Debt security investment, net	79,315,000	75,851,000
Cash and cash equivalents	81,597,000	113,212,000
Restricted cash	43,889,000	38,978,000
Accounts and other receivables, net	122,778,000	124,556,000
Identified intangible assets, net	248,871,000	154,687,000
Goodwill	209,898,000	75,309,000
Operating lease right-of-use assets, net	158,157,000	203,988,000
Other assets, net	121,148,000	118,356,000
Total assets	$4,580,339,000	$3,234,937,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$1,095,594,000	$810,478,000
Lines of credit and term loans(1)	1,226,634,000	843,634,000
Accounts payable and accrued liabilities(1)	187,254,000	186,651,000
Accounts payable due to affiliates(1)	866,000	8,026,000
Identified intangible liabilities, net	12,715,000	367,000
Financing obligations(1)	33,653,000	28,425,000
Operating lease liabilities(1)	145,485,000	193,634,000
Security deposits, prepaid rent and other liabilities(1)	48,567,000	88,899,000
Total liabilities	2,750,768,000	2,160,114,000

Commitments and contingencies (Note 12)

Redeemable noncontrolling interests (Note 13)	72,725,000	40,340,000

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000,000 shares authorized; 179,658,367 shares issued and outstanding as of December 31, 2020	—	1,798,000
Class T common stock, $0.01 par value per share; 200,000,000 shares authorized; 77,176,406 shares issued and outstanding as of December 31, 2021	763,000	—
Class I common stock, $0.01 par value per share; 800,000,000 shares authorized; 185,855,625 shares issued and outstanding as of December 31, 2021	1,859,000	—
Additional paid-in capital	2,531,940,000	1,730,589,000
Accumulated deficit	(951,303,000)	(864,271,000)
Accumulated other comprehensive loss	(1,966,000)	(2,008,000)
Total stockholders’ equity	1,581,293,000	866,108,000
Noncontrolling interests (Note 14)	175,553,000	168,375,000
Total equity	1,756,846,000	1,034,483,000
Total liabilities, redeemable noncontrolling interests and equity	$4,580,339,000	$3,234,937,000

AMERICAN HEALTHCARE REIT, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
As of December 31, 2021 and 2020

___________
(1)Prior to the Merger, as defined and described in Note 1, on October 1, 2021, such liabilities of Griffin-American Healthcare REIT III, Inc., or GAHR III, represented liabilities of Griffin-American Healthcare REIT III Holdings, LP or its consolidated subsidiaries. Griffin-American Healthcare REIT III Holdings, LP was a variable interest entity, or VIE, and a consolidated subsidiary of GAHR III. The creditors of Griffin-American Healthcare REIT III Holdings, LP, or its consolidated subsidiaries did not have recourse against GAHR III, except for the 2019 Credit Facility, as defined in Note 9, held by Griffin-American Healthcare REIT III Holdings, LP in the amount of $556,500,000 as of December 31, 2020, which was guaranteed by GAHR III.
Following the Merger, such liabilities of American Healthcare REIT, Inc., formally known as Griffin-American Healthcare REIT IV, Inc., as successor by merger with GAHR III, represented liabilities of American Healthcare REIT Holdings, LP, formally known as Griffin-American Healthcare REIT III Holdings, LP, or its consolidated subsidiaries as of December 31, 2021. American Healthcare REIT Holdings, LP is a VIE and a consolidated subsidiary of American Healthcare REIT, Inc. The creditors of American Healthcare REIT Holdings, LP or its consolidated subsidiaries do not have recourse against American Healthcare REIT, Inc., except for the 2018 Credit Facility and 2019 Credit Facility, as defined in Note 9, held by American Healthcare REIT Holdings, LP in the amount of $441,900,000 and $480,000,000, respectively, as of December 31, 2021, which were guaranteed by American Healthcare REIT, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2021, 2020 and 2019

	Years Ended December 31,
	2021	2020	2019
Revenues and grant income:
Resident fees and services	$1,123,935,000	$1,069,073,000	$1,099,078,000
Real estate revenue	141,368,000	120,047,000	124,038,000
Grant income	16,951,000	55,181,000	—
Total revenues and grant income	1,282,254,000	1,244,301,000	1,223,116,000
Expenses:
Property operating expenses	1,030,193,000	993,727,000	967,860,000
Rental expenses	38,725,000	32,298,000	33,859,000
General and administrative	43,199,000	27,007,000	29,749,000
Business acquisition expenses	13,022,000	290,000	(161,000)
Depreciation and amortization	133,191,000	98,858,000	111,412,000
Total expenses	1,258,330,000	1,152,180,000	1,142,719,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishments)	(80,937,000)	(71,278,000)	(78,553,000)
Gain (loss) in fair value of derivative financial instruments	8,200,000	(3,906,000)	(4,541,000)
(Loss) gain on dispositions of real estate investments	(100,000)	1,395,000	—
Impairment of real estate investments	(3,335,000)	(11,069,000)	—
Loss from unconsolidated entities	(1,355,000)	(4,517,000)	(2,097,000)
Foreign currency (loss) gain	(564,000)	1,469,000	1,730,000
Other income	1,854,000	1,570,000	3,736,000
Total net other expense	(76,237,000)	(86,336,000)	(79,725,000)
(Loss) income before income taxes	(52,313,000)	5,785,000	672,000
Income tax (expense) benefit	(956,000)	3,078,000	(1,524,000)
Net (loss) income	(53,269,000)	8,863,000	(852,000)
Less: net loss (income) attributable to noncontrolling interests	5,475,000	(6,700,000)	(4,113,000)
Net (loss) income attributable to controlling interest	$(47,794,000)	$2,163,000	$(4,965,000)
Net (loss) income per Class T and Class I common share attributable to controlling interest — basic and diluted	$(0.24)	$0.01	$(0.03)
Weighted average number of Class T and Class I common shares outstanding — basic and diluted	200,324,561	179,916,841	181,931,306

Net (loss) income	$(53,269,000)	$8,863,000	$(852,000)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(65,000)	247,000	305,000
Total other comprehensive (loss) income	(65,000)	247,000	305,000
Comprehensive (loss) income	(53,334,000)	9,110,000	(547,000)
Less: comprehensive loss (income) attributable to noncontrolling interests	5,582,000	(6,700,000)	(4,113,000)
Comprehensive (loss) income attributable to controlling interest	$(47,752,000)	$2,410,000	$(4,660,000)
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2021, 2020 and 2019

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2018	183,056,666	$1,831,000	$1,765,984,000	$(704,748,000)	$(2,560,000)	$1,060,507,000	$158,128,000	$1,218,635,000
Offering costs — common stock	—	—	(91,000)	—	—	(91,000)	—	(91,000)
Issuance of common stock under the DRIP	5,479,620	55,000	55,385,000	—	—	55,440,000	—	55,440,000
Issuance of vested and nonvested restricted common stock	20,849	—	42,000	—	—	42,000	—	42,000
Amortization of nonvested common stock compensation	—	—	173,000	—	—	173,000	—	173,000
Stock based compensation	—	—	—	—	—	—	2,698,000	2,698,000
Repurchase of common stock	(8,826,872)	(88,000)	(89,800,000)	—	—	(89,888,000)	—	(89,888,000)
Contribution from noncontrolling interest	—	—	—	—	—	—	3,000,000	3,000,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(7,272,000)	(7,272,000)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(780,000)	(780,000)
Adjustment to value of redeemable noncontrolling interests	—	—	(3,131,000)	—	—	(3,131,000)	(1,342,000)	(4,473,000)
Distributions declared ($0.65 per share)	—	—	—	(117,837,000)	—	(117,837,000)	—	(117,837,000)
Net (loss) income	—	—	—	(4,965,000)	—	(4,965,000)	3,676,000	(1,289,000)	(1)
Other comprehensive income	—	—	—	—	305,000	305,000	—	305,000
BALANCE — December 31, 2019	179,730,263	$1,798,000	$1,728,562,000	$(827,550,000)	$(2,255,000)	$900,555,000	$158,108,000	$1,058,663,000
Offering costs — common stock	—	—	(8,000)	—	—	(8,000)	—	(8,000)
Issuance of common stock under the DRIP	2,155,061	22,000	21,839,000	—	—	21,861,000	—	21,861,000
Issuance of vested and nonvested restricted common stock	6,950	—	14,000	—	—	14,000	—	14,000
Amortization of nonvested common stock compensation	—	—	141,000	—	—	141,000	—	141,000
Stock based compensation	—	—	—	—	—	—	(1,188,000)	(1,188,000)
Repurchase of common stock	(2,233,907)	(22,000)	(23,085,000)	—	—	(23,107,000)	—	(23,107,000)
Issuance of noncontrolling interest	—	—	515,000	—	—	515,000	10,485,000	11,000,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(5,463,000)	(5,463,000)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(715,000)	(715,000)
Adjustment to value of redeemable noncontrolling interests	—	—	2,611,000	—	—	2,611,000	1,103,000	3,714,000
Distributions declared ($0.22 per share)	—	—	—	(38,884,000)	—	(38,884,000)	—	(38,884,000)
Net income	—	—	—	2,163,000	—	2,163,000	6,045,000	8,208,000	(1)
Other comprehensive income	—	—	—	—	247,000	247,000	—	247,000
BALANCE — December 31, 2020	179,658,367	$1,798,000	$1,730,589,000	$(864,271,000)	$(2,008,000)	$866,108,000	$168,375,000	$1,034,483,000
Offering costs — common stock	—	—	(14,000)	—	—	(14,000)	—	(14,000)
Issuance of common stock and purchase of noncontrolling interest in connection with the Merger	81,731,261	816,000	764,332,000	—	—	765,148,000	(43,203,000)	721,945,000	(2)

AMERICAN HEALTHCARE REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Years Ended December 31, 2021, 2020 and 2019

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Issuance of operating partnership units to acquire AHI	—	$—	$36,449,000	$—	$107,000	$36,556,000	$75,727,000	$112,283,000
Issuance of common stock under the DRIP	831,463	8,000	7,658,000	—	—	7,666,000	—	7,666,000
Issuance of vested and nonvested restricted common stock	852,364	—	41,000	—	—	41,000	—	41,000
Amortization of nonvested common stock compensation	—	—	816,000	—	—	816,000	—	816,000
Stock based compensation	—	—	—	—	—	—	(14,000)	(14,000)
Repurchase of common stock	(41,424)	—	(382,000)	—	—	(382,000)	—	(382,000)	(3)
Distributions to noncontrolling interests	—	—	—	—	—	—	(15,247,000)	(15,247,000)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(5,923,000)	(5,923,000)
Adjustment to value of redeemable noncontrolling interests	—	—	(7,549,000)	—	—	(7,549,000)	169,000	(7,380,000)
Distributions declared ($0.17 per share)	—	—	—	(39,238,000)	—	(39,238,000)	—	(39,238,000)
Net loss	—	—	—	(47,794,000)	—	(47,794,000)	(4,331,000)	(52,125,000)	(1)
Other comprehensive loss	—	—	—	—	(65,000)	(65,000)	—	(65,000)
BALANCE — December 31, 2021	263,032,031	$2,622,000	$2,531,940,000	$(951,303,000)	$(1,966,000)	$1,581,293,000	$175,553,000	$1,756,846,000
___________
(1)For the years ended December 31, 2021, 2020 and 2019, amounts exclude $(1,144,000), $655,000 and $437,000, respectively, of net (loss) income attributable to redeemable noncontrolling interests. See Note 13, Redeemable Noncontrolling Interests, for a further discussion.
(2)In connection with the Merger, on October 1, 2021, a wholly owned subsidiary of Griffin-American Healthcare REIT IV Holdings, LP sold its 6.0% interest in Trilogy REIT Holdings, LLC to GAHR III. See Note 14, Equity — Noncontrolling Interests in Total Equity, for a further discussion.
(3)Prior to the Merger, but upon the closing of the AHI Acquisition, as defined in Note 1, GAHR III redeemed all 22,222 shares of its common stock held by GAHR III’s former advisor as well as all 20,833 shares of GAHR IV Class T common stock held by GAHR IV’s former advisor.

AMERICAN HEALTHCARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2021, 2020 and 2019

	Years Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(53,269,000)	$8,863,000	$(852,000)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	133,191,000	98,858,000	111,412,000
Other amortization	24,189,000	30,789,000	29,740,000
Deferred rent	(2,673,000)	(5,606,000)	(3,264,000)
Stock based compensation	8,801,000	(1,342,000)	2,744,000
Stock based compensation — vested and nonvested restricted common stock	857,000	155,000	215,000
Change in fair value of derivative financial instruments	(8,200,000)	3,906,000	4,541,000
Impairment of real estate investments	3,335,000	11,069,000	—
Loss from unconsolidated entities	1,355,000	4,517,000	2,097,000
Loss (gain) on dispositions of real estate investments	100,000	(1,395,000)	—
Foreign currency loss (gain)	573,000	(1,522,000)	(1,731,000)
Loss on extinguishments of debt	2,655,000	—	2,968,000
Deferred income taxes	—	(3,329,000)	964,000
Change in fair value of contingent consideration	—	—	(681,000)
Other adjustments	466,000	—	—
Changes in operating assets and liabilities:
Accounts and other receivables	3,691,000	20,318,000	(22,435,000)
Other assets	(2,775,000)	(7,357,000)	(6,537,000)
Accounts payable and accrued liabilities	(32,571,000)	30,290,000	18,103,000
Accounts payable due to affiliates	(7,140,000)	5,162,000	121,000
Operating lease liabilities	(16,793,000)	(23,790,000)	(22,114,000)
Security deposits, prepaid rent and other liabilities	(37,879,000)	49,570,000	2,163,000
Net cash provided by operating activities	17,913,000	219,156,000	117,454,000
CASH FLOWS FROM INVESTING ACTIVITIES
Developments and capital expenditures	(79,695,000)	(128,302,000)	(92,836,000)
Acquisitions of real estate and other investments	(80,109,000)	(30,552,000)	(37,863,000)
Cash, cash equivalents and restricted cash acquired in connection with the Merger and the AHI Acquisition	17,852,000	—	—
Proceeds from dispositions of real estate and other investments	4,499,000	12,525,000	1,227,000
Investments in unconsolidated entities	(650,000)	(960,000)	(1,640,000)
Real estate and other deposits	(549,000)	(656,000)	(650,000)
Principal repayments on real estate notes receivable	—	—	28,650,000
Net cash used in investing activities	(138,652,000)	(147,945,000)	(103,112,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgage loans payable	298,515,000	92,399,000	191,246,000
Payments on mortgage loans payable	(34,616,000)	(71,990,000)	(74,037,000)
Early payoff of mortgage loans payable	—	(2,601,000)	(14,022,000)
Borrowings under the lines of credit and term loans	51,100,000	121,755,000	1,030,653,000
Payments on the lines of credit and term loans	(157,000,000)	(94,000,000)	(952,822,000)
Deferred financing costs	(3,854,000)	(4,890,000)	(12,945,000)
Debt extinguishment costs	(127,000)	—	(870,000)
Borrowing under financing obligation	—	1,907,000	—
Payments on financing and other obligations	(11,685,000)	(5,453,000)	(7,850,000)
Distributions paid to common stockholders	(22,788,000)	(26,997,000)	(62,612,000)
Repurchase of common stock	(382,000)	(23,107,000)	(89,888,000)

AMERICAN HEALTHCARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Years Ended December 31, 2021, 2020 and 2019

	Years Ended December 31,
	2021	2020	2019
Issuance of noncontrolling interest	$—	$11,000,000	$—
Contributions from noncontrolling interests	—	—	3,000,000
Distributions to noncontrolling interests	(14,875,000)	(5,463,000)	(7,272,000)
Contributions from redeemable noncontrolling interests	152,000	—	2,000,000
Distributions to redeemable noncontrolling interests	(1,483,000)	(1,271,000)	(1,430,000)
Repurchase of redeemable noncontrolling interests and stock warrants	(8,933,000)	(150,000)	(475,000)
Security deposits and other	85,000	50,000	12,000
Net cash provided by (used in) financing activities	94,109,000	(8,811,000)	2,688,000
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(26,630,000)	$62,400,000	$17,030,000
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(74,000)	(90,000)	145,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	152,190,000	89,880,000	72,705,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$125,486,000	$152,190,000	$89,880,000

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period:
Cash and cash equivalents	$113,212,000	$53,149,000	$35,132,000
Restricted cash	38,978,000	36,731,000	37,573,000
Cash, cash equivalents and restricted cash	$152,190,000	$89,880,000	$72,705,000

End of period:
Cash and cash equivalents	$81,597,000	$113,212,000	$53,149,000
Restricted cash	43,889,000	38,978,000	36,731,000
Cash, cash equivalents and restricted cash	$125,486,000	$152,190,000	$89,880,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$70,212,000	$65,771,000	$68,654,000
Income taxes	$1,239,000	$753,000	$921,000
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued developments and capital expenditures	$19,546,000	$22,342,000	$25,194,000
Capital expenditures from financing obligations	$1,409,000	$1,053,000	$11,821,000
Tenant improvement overage	$1,598,000	$4,482,000	$1,216,000
Acquisition of real estate investment with financing obligation	$15,504,000	$—	$—
Issuance of common stock under the DRIP	$7,666,000	$21,861,000	$55,440,000
Distributions declared but not paid — common stockholders	$8,768,000	$—	$9,974,000
Distributions declared but not paid — limited partnership units	$467,000	$—	$—
Reclassification of noncontrolling interests to mezzanine equity	$5,923,000	$715,000	$780,000
Issuance of redeemable noncontrolling interests	$7,999,000	$—	$—
Investments in unconsolidated entity	$—	$—	$5,276,000
The following represents the net (decrease) increase in certain assets and liabilities in connection with our acquisitions and dispositions of real estate investments:
Accounts and other receivables	$(153,000)	$(11,000)	$—
Other assets	$(4,036,000)	$(253,000)	$—
Due to affiliates	$6,000	$—	$—
Accounts payable and accrued liabilities	$(161,000)	$(110,000)	$46,000
Security deposits, prepaid rent and other liabilities	$—	$(459,000)	$105,000
Merger and AHI Acquisition (Note 1):
Issuance of limited partnership units in the AHI Acquisition	$131,674,000	$—	$—

AMERICAN HEALTHCARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Years Ended December 31, 2021, 2020 and 2019

	Years Ended December 31,
	2021	2020	2019
Implied issuance of GAHR III common stock in exchange for net assets acquired and purchase of noncontrolling interests in connection with the Merger	$722,169,000	$—	$—
Fair value of mortgage loans payable and lines of credit and term loans assumed in the Merger	$507,503,000	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021, 2020 and 2019
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc. and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, for periods prior to the Merger, as defined below, and American Healthcare REIT, Inc. (formerly known as Griffin-American Healthcare REIT IV, Inc.) and its subsidiaries, including American Healthcare REIT Holdings, LP (formerly known as Griffin-American Healthcare REIT III Holdings, LP), for periods following the Merger, except where otherwise noted. Certain historical information of Griffin-American Healthcare REIT IV, Inc. is included for background purposes.
1. Organization and Description of Business
Overview and Background
American Healthcare REIT, Inc., a Maryland corporation, owns a diversified portfolio of clinical healthcare real estate properties, focusing primarily on medical office buildings, skilled nursing facilities, senior housing, hospitals and other healthcare-related facilities. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). Our healthcare facilities operated under a RIDEA structure include our senior housing operating properties, or SHOP (formerly known as senior housing — RIDEA), and our integrated senior health campuses. We have originated and acquired secured loans and may also originate and acquire other real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income; however, we have selectively developed, and may continue to selectively develop, real estate properties. We qualified to be taxed as a real estate investment trust, or REIT, under the Code for federal income tax purposes, and we intend to continue to qualify to be taxed as a REIT.
Merger of Griffin-American Healthcare REIT III, Inc. and Griffin-American Healthcare REIT IV, Inc.
On June 23, 2021, Griffin-American Healthcare REIT III, Inc., a Maryland corporation, or GAHR III, Griffin-American Healthcare REIT III Holdings, LP, a Delaware limited partnership, or our operating partnership that subsequent to the Merger on October 1, 2021 described below is also referred to as the surviving partnership, Griffin-American Healthcare REIT IV, Inc., a Maryland corporation, or GAHR IV, its subsidiary Griffin-American Healthcare REIT IV Holdings, LP, a Delaware limited partnership, or GAHR IV Operating Partnership, and Continental Merger Sub, LLC, a Maryland limited liability company and a newly formed wholly owned subsidiary of GAHR IV, or Merger Sub, entered into an Agreement and Plan of Merger, or the Merger Agreement. On October 1, 2021, pursuant to the Merger Agreement, (i) GAHR III merged with and into Merger Sub, with Merger Sub being the surviving company, or the REIT Merger, and (ii) GAHR IV Operating Partnership merged with and into our operating partnership, with our operating partnership being the surviving entity and being renamed American Healthcare REIT Holdings, LP, or the Partnership Merger, and, together with the REIT Merger, the Merger. Following the Merger on October 1, 2021, our company, or the Combined Company, was renamed American Healthcare REIT, Inc. The REIT Merger was intended to qualify as a reorganization under, and within the meaning of, Section 368(a) of the Code. As a result of and at the effective time of the Merger, the separate corporate existence of GAHR III and GAHR IV Operating Partnership ceased.
AHI Acquisition
Also on June 23, 2021, GAHR III; our operating partnership; American Healthcare Investors, LLC, or AHI; Griffin Capital Company, LLC, or Griffin Capital; Platform Healthcare Investor T-II, LLC; Flaherty Trust; and Jeffrey T. Hanson, our former Chief Executive Officer and current Executive Chairman of the Board of Directors, Danny Prosky, our former Chief Operating Officer and current Chief Executive Officer and President, and Mathieu B. Streiff, our former Executive Vice President, General Counsel and current Chief Operating Officer, or collectively, the AHI Principals, entered into a contribution and exchange agreement, or the Contribution Agreement, pursuant to which, among other things, GAHR III agreed to acquire a newly formed entity, American Healthcare Opps Holdings, LLC, or NewCo, which we refer to as the AHI Acquisition. NewCo owned substantially all of the business and operations of AHI, as well as all of the equity interests in (i) Griffin-American Healthcare REIT IV Advisor, LLC, or GAHR IV Advisor, a subsidiary of AHI that served as the external advisor of GAHR IV, and (ii) Griffin-American Healthcare REIT III Advisor, LLC, or GAHR III Advisor, also referred to as our former advisor, a subsidiary of AHI that served as the external advisor of GAHR III. See “Operating Partnership and Former Advisor” below for a further discussion.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On October 1, 2021, the AHI Acquisition closed immediately prior to the consummation of the Merger, and pursuant to the Contribution Agreement, AHI contributed substantially all of its business and operations to the surviving partnership, including its interest in GAHR III Advisor and GAHR IV Advisor, and Griffin Capital contributed its then-current ownership interest in GAHR III Advisor and GAHR IV Advisor to the surviving partnership. In exchange for these contributions, the surviving partnership issued limited partnership units, or surviving partnership OP units. Subject to working capital and other customary adjustments, the total approximate value of these surviving partnership OP units at the time of consummation of the transactions contemplated by the Contribution Agreement was approximately $131,674,000, with a reference value for purposes thereof of $8.71 per unit, such that the surviving partnership issued 15,117,529 surviving partnership OP units as consideration, or the Closing Date Consideration. Following the consummation of the Merger and the AHI Acquisition, the Combined Company has become self-managed. As of December 31, 2021, such surviving partnership OP units are owned by AHI Group Holdings, LLC, or AHI Group Holdings, which is owned and controlled by the AHI Principals, Platform Healthcare Investor T-II, LLC, Flaherty Trust and a wholly owned subsidiary of Griffin Capital, or collectively, the NewCo Sellers.
In addition to the Closing Date Consideration, pursuant to the Contribution Agreement, we may in the future pay cash “earnout” consideration to AHI based on the fees that we may earn from our potential sponsorship of, and investment advisory services rendered to, American Healthcare RE Fund, L.P., a healthcare-related, real-estate-focused, private investment fund under consideration by AHI, or the Earnout Consideration. The Earnout Consideration is uncapped in amount and, if ever payable by us to AHI, will be due on the seventh anniversary of the closing of the AHI Acquisition (subject to acceleration in certain events, including if we achieve certain fee-generation milestones from our sponsorship of the private investment fund). AHI’s ability to receive the Earnout Consideration is also subject to vesting conditions relating to the private investment fund’s deployed equity capital and the continuous employment of at least two of the AHI Principals throughout the vesting period. As of December 31, 2021, the fair value of such cash earnout consideration was estimated to be $0.
The AHI Acquisition was treated as a business combination for accounting purposes, with GAHR III as both the legal and accounting acquiror of NewCo. While GAHR IV was the legal acquiror of GAHR III in the REIT Merger, GAHR III was determined to be the accounting acquiror in the REIT Merger in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 805, Business Combinations, or ASC Topic 805, after considering the relative share ownership and the composition of the governing body of the Combined Company. Thus, the financial information set forth herein subsequent to the consummation of the Merger and the AHI Acquisition reflects results of the Combined Company, and the financial information set forth herein prior to the Merger and the AHI Acquisition reflects GAHR III’s results. For this reason, period to period comparisons may not be meaningful.
Please see Note 3, Business Combinations, for a further discussion of the Merger and the AHI Acquisition.
Operating Partnership and Former Advisor
We conduct substantially all of our operations through our operating partnership. Through September 30, 2021, we were externally advised by our former advisor pursuant to an advisory agreement, as amended, or the Advisory Agreement, between us and our former advisor. On June 23, 2021, we also entered into a Mutual Consent Regarding Waiver of Subordination of Asset Management Fees, or the Mutual Consent, pursuant to which, for the period from the date the Mutual Consent was entered into until the earlier to occur of (i) the closing of the Merger, or (ii) the termination of the Merger Agreement, the parties waived the requirement in the Advisory Agreement that our stockholders receive distributions in an amount equal to 5.0% per annum, cumulative, non-compounded, of their invested capital before we would be obligated to pay an asset management fee. Our former advisor used its best efforts, subject to the oversight and review of our board of directors, or our board, to, among other things, provide asset management, property management, acquisition, disposition and other advisory services on our behalf consistent with our investment policies and objectives. Following the Merger and AHI Acquisition, we became self-managed and are no longer externally advised. As a result, any fees that would have otherwise been payable to our former advisor, are no longer being paid.
Prior to the Merger and the AHI Acquisition, our former advisor was 75.0% owned and managed by wholly owned subsidiaries of AHI, and 25.0% owned by a wholly owned subsidiary of Griffin Capital, or collectively, our former co-sponsors. Prior to the AHI Acquisition, AHI was 47.1% owned by AHI Group Holdings, 45.1% indirectly owned by Digital Bridge Group, Inc. (NYSE: DBRG) (formerly known as Colony Capital, Inc.), or Digital Bridge, and 7.8% owned by James F. Flaherty III, a former partner of Colony Capital. We were not affiliated with Griffin Capital, Digital Bridge or Mr. Flaherty; however, we were affiliated with our former advisor, AHI and AHI Group Holdings. Please see the “Merger of Griffin-American Healthcare REIT III, Inc. and Griffin-American Healthcare REIT IV, Inc.” and “AHI Acquisition” sections above for a further discussion of our operations effective October 1, 2021. As a result of the Merger and the AHI Acquisition on October 1, 2021, we, through our direct and indirect subsidiaries, own approximately 94.9% of our operating partnership and the

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
remaining 5.1% is owned by the NewCo Sellers. See Note 13, Redeemable Noncontrolling Interests, and Note 14, Equity – Noncontrolling Interests in Total Equity, for a further discussion.
Public Offering
Prior to the Merger, we raised $1,842,618,000 through a best efforts initial public offering that commenced on February 26, 2014, or the GAHR III initial offering, and issued 184,930,598 shares of our common stock. In addition, during the GAHR III initial offering, we issued 1,948,563 shares of our common stock pursuant to our initial distribution reinvestment plan, or the Initial DRIP, for a total of $18,511,000 in distributions reinvested. Following the deregistration of the GAHR III initial offering on April 22, 2015, we continued issuing shares of our common stock pursuant to the Initial DRIP through a subsequent offering, or the 2015 GAHR III DRIP Offering. Effective October 5, 2016, we amended and restated the Initial DRIP, or the Amended and Restated DRIP, to amend the price at which shares of our common stock were issued pursuant to the 2015 GAHR III DRIP Offering. A total of $245,396,000 in distributions were reinvested that resulted in 26,386,545 shares of common stock being issued pursuant to the 2015 GAHR III DRIP Offering.
On January 30, 2019, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $200,000,000 of additional shares of our common stock to be issued pursuant to the Amended and Restated DRIP, or the 2019 GAHR III DRIP Offering, which commenced on April 1, 2019, following the deregistration of the 2015 GAHR III DRIP Offering. On May 29, 2020, in consideration of the impact the coronavirus, or COVID-19, pandemic had on the United States, globally and on our business operations, our board authorized the suspension of the 2019 GAHR III DRIP Offering. Such suspension was effective upon the completion of all shares issued with respect to distributions payable to stockholders of record on or prior to the close of business on May 31, 2020. A total of $63,105,000 in distributions were reinvested that resulted in 6,724,348 shares of common stock being issued pursuant to the 2019 GAHR III DRIP Offering.
As a result of the Merger, we deregistered the 2019 GAHR III DRIP Offering. Further, on October 4, 2021, our board authorized the reinstatement of our distribution reinvestment plan, as amended, or the DRIP. We continue to offer up to $100,000,000 of shares of our common stock to be issued pursuant to the DRIP under an existing Registration Statement on Form S-3 under the Securities Act filed by GAHR IV, or the AHR DRIP Offering. We collectively refer to the Initial DRIP portion of the GAHR III initial offering, the 2015 GAHR III DRIP Offering, the 2019 GAHR III DRIP Offering and the AHR DRIP Offering as our DRIP Offerings. See Note 14, Equity — Distribution Reinvestment Plan, for a further discussion. As of December 31, 2021, a total of $54,637,000 in distributions were reinvested that resulted in 5,755,013 shares of common stock being issued pursuant to the AHR DRIP Offering.
Our Real Estate Investments Portfolio
We currently operate through six reportable business segments: medical office buildings, integrated senior health campuses, skilled nursing facilities, SHOP, senior housing and hospitals. As of December 31, 2021, we owned and/or operated 182 properties, comprising 191 buildings, and 122 integrated senior health campuses including completed development projects, or approximately 19,178,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $4,292,371,000, including the fair value of the properties acquired in the Merger. In addition, as of December 31, 2021, we also owned a real estate-related debt investment purchased for $60,429,000.
COVID-19
Due to the COVID-19 pandemic in the United States and globally, since March 2020, our residents, tenants, operating partners and managers have been materially impacted. The rise of the Delta and Omicron variants of COVID-19, and government and public health agencies’ responses to potential future resurgences in the virus, further contributes to the prolonged economic impact and uncertainties caused by the COVID-19 pandemic. There is also uncertainty regarding the acceptance of available vaccines and boosters and the public’s receptiveness to those measures. As the COVID-19 pandemic is still impacting the healthcare system, it continues to present challenges for us as an owner and operator of healthcare facilities, making it difficult to ascertain the long-term impact the COVID-19 pandemic will have on real estate markets in which we own and/or operate properties and our portfolio of investments.
We have evaluated the impacts of the COVID-19 pandemic on our business thus far and incorporated information concerning such impacts into our assessments of liquidity, impairment and collectability from tenants and residents as of December 31, 2021. We will continue to monitor such impacts and will adjust our estimates and assumptions based on the best available information.

AMERICAN HEALTHCARE REIT, INC.
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
Basis of Presentation
Our accompanying consolidated financial statements include our accounts and those of our operating partnership, the wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries in which we have control, as well as any VIEs, in which we are the primary beneficiary. The portion of equity in any subsidiary that is not wholly owned by us is presented in our accompanying consolidated financial statements as a noncontrolling interest. We evaluate our ability to control an entity, and whether the entity is a VIE and we are the primary beneficiary, by considering substantive terms of the arrangement and identifying which enterprise has the power to direct the activities of the entity that most significantly impacts the entity’s economic performance.
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries of which we have control, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership and as of December 31, 2021, we owned an approximately 94.9% general partnership interest therein and the remaining 5.1% was owned by the NewCo Sellers. Prior to the Merger on October 1, 2021 and as of December 31, 2020, we owned greater than a 99.99% general partnership interest in our operating partnership. Our former advisor was a limited partner and owned less than a 0.01% noncontrolling limited partnership interest in our operating partnership. On October 1, 2021, in connection with the Merger, we repurchased our former advisor’s limited partnership interest in our operating partnership.
The accounts of our operating partnership are consolidated in our accompanying consolidated financial statements because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership). All intercompany accounts and transactions are eliminated in consolidation.
Use of Estimates
The preparation of our accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities, at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, the initial and recurring valuation of certain assets acquired and liabilities assumed through property acquisitions including through business combinations, goodwill and its impairment, revenues and grant income, allowance for credit losses, impairment of long-lived and intangible assets and contingencies. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased. Restricted cash primarily comprises lender required accounts for property taxes, tenant improvements, capital improvements and insurance, which are restricted as to use or withdrawal.
Leases
Lessee: We determine if a contract is a lease upon inception of the lease and maintain a distinction between finance and operating leases. Pursuant to FASB ASC Topic 842, Leases, or ASC Topic 842, lessees are required to recognize the following for all leases with terms greater than 12 months at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The lease liability is calculated by using either the implicit rate of the

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
lease or the incremental borrowing rate. The accretion of lease liabilities and amortization expense on right-of-use assets for our operating leases are included in rental expenses and property operating expenses in our accompanying consolidated statements of operations and comprehensive income (loss). Operating lease liabilities are calculated using our incremental borrowing rate based on the information available as of the lease commencement date.
For our finance leases, the accretion of lease liabilities are included in interest expense and the amortization expense on right-of-use assets are included in depreciation and amortization in our accompanying consolidated statements of operations and comprehensive income (loss). Further, finance lease assets are included within real estate investments, net and finance lease liabilities are included within financing obligations in our accompanying consolidated balance sheets.
Lessor: Pursuant to ASC Topic 842, lessors bifurcate lease revenues into lease components and non-lease components and separately recognize and disclose non-lease components that are executory in nature. Lease components continue to be recognized on a straight-line basis over the lease term and certain non-lease components may be accounted for under the revenue recognition guidance in ASC Topic 606, Revenue from Contracts with Customers, or ASC Topic 606. See the “Revenue Recognition” section below. ASC Topic 842 also provides for a practical expedient package that permits lessors to not separate non-lease components from the associated lease component if certain conditions are met. In addition, such practical expedient causes an entity to assess whether a contract is predominately lease or service based, and recognize the revenue from the entire contract under the relevant accounting guidance. We recognize revenue for our medical office buildings, senior housing, skilled nursing facilities and hospitals segments as real estate revenue. Minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between real estate revenue recognized and cash amounts contractually due from tenants under the lease agreements are recorded to deferred rent receivable, which is included in other assets, net in our accompanying consolidated balance sheets. Tenant reimbursement revenue, which comprises additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, are considered non-lease components and variable lease payments. We qualified for and elected the practical expedient as outlined above to combine the non-lease component with the lease component, which is the predominant component, and therefore the non-lease component is recognized as part of real estate revenue. In addition, as lessors, we exclude certain lessor costs (i.e., property taxes and insurance) paid directly by a lessee to third parties on our behalf from our measurement of variable lease revenue and associated expense (i.e., no gross up of revenue and expense for these costs); and include lessor costs that we paid and are reimbursed by the lessee in our measurement of variable lease revenue and associated expense (i.e., gross up revenue and expense for these costs).
At our RIDEA facilities, we offer residents room and board (lease component), standard meals and healthcare services (non-lease component) and certain ancillary services that are not contemplated in the lease with each resident (i.e., laundry, guest meals, etc.). For our RIDEA facilities, we recognize revenue under ASC Topic 606 as resident fees and services, based on our predominance assessment from electing the practical expedient outlined above. See the “Revenue Recognition” section below.
See Note 18, Leases, for a further discussion.
Revenue Recognition
Real Estate Revenue
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
Performance obligations are determined based on the nature of the services provided by us. Revenue for performance obligations satisfied over time is recognized based on actual charges incurred in relation to total expected (or actual) charges. This method provides a depiction of the transfer of services over the term of the performance obligation based on the inputs needed to satisfy the obligation. Generally, performance obligations satisfied over time relate to patients receiving long-term

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
healthcare services, including rehabilitation services. We measure the performance obligation from admission into the facility to the point when we are no longer required to provide services to that patient. Revenue for performance obligations satisfied at a point in time is recognized when goods or services are provided and we do not believe we are required to provide additional goods or services to the patient. Generally, performance obligations satisfied at a point in time relate to sales of our pharmaceuticals business or to sales of ancillary supplies.
Because all of our performance obligations relate to contracts with a duration of less than one year, we have elected to apply the optional exemption provided in ASC Topic 606 and, therefore, are not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. The performance obligations for these contracts are generally completed within months of the end of the reporting period.
We determine the transaction price based on standard charges for goods and services provided, reduced, where applicable, by contractual adjustments provided to third-party payors, implicit price concessions provided to uninsured patients, and estimates of goods to be returned. We also determine the estimates of contractual adjustments based on Medicare and Medicaid pricing tables and historical experience. We determine the estimate of implicit price concessions based on the historical collection experience with each class of payor.
Agreements with third-party payors typically provide for payments at amounts less than established charges. A summary of the payment arrangements with major third-party payors follows:
•Medicare: Certain healthcare services are paid at prospectively determined rates based on cost-reimbursement methodologies subject to certain limits.
•Medicaid: Reimbursements for Medicaid services are generally paid at prospectively determined rates. In the state of Indiana, we participate in an Upper Payment Limit program, or IGT, with various county hospital partners, which provides supplemental Medicaid payments to skilled nursing facilities that are licensed to non-state, government-owned entities such as county hospital districts. We have operational responsibility through management agreements for facilities retained by the county hospital districts including this IGT.
•Other: Payment agreements with certain commercial insurance carriers, health maintenance organizations and preferred provider organizations provide for payment using prospectively determined rates per discharge, discounts from established charges and prospectively determined periodic rates.
Laws and regulations concerning government programs, including Medicare and Medicaid, are complex and subject to varying interpretation. As a result of investigations by governmental agencies, various healthcare organizations have received requests for information and notices regarding alleged noncompliance with those laws and regulations, which, in some instances, have resulted in organizations entering into significant settlement agreements. Compliance with such laws and regulations may also be subject to future government review and interpretation as well as significant regulatory action, including fines, penalties and potential exclusion from the related programs. There can be no assurance that regulatory authorities will not challenge our compliance with these laws and regulations, and it is not possible to determine the impact (if any) such claims or penalties would have upon us.
Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews and investigations. Adjustments arising from a change in the transaction price were not significant for the years ended December 31, 2021, 2020 and 2019.
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables disaggregate our resident fees and services revenue by line of business, according to whether such revenue is recognized at a point in time or over time, for the years then ended:

	Integrated Senior Health Campuses	SHOP(1)	Total
2021:
Over time	$824,991,000	$96,000,000	$920,991,000
Point in time	200,708,000	2,236,000	202,944,000
Total resident fees and services	$1,025,699,000	$98,236,000	$1,123,935,000

2020:
Over time	$787,116,000	$83,043,000	$870,159,000
Point in time	196,053,000	2,861,000	198,914,000
Total resident fees and services	$983,169,000	$85,904,000	$1,069,073,000

2019:
Over time	$816,284,000	$65,200,000	$881,484,000
Point in time	214,650,000	2,944,000	217,594,000
Total resident fees and services	$1,030,934,000	$68,144,000	$1,099,078,000
The following tables disaggregate our resident fees and services revenue by payor class for the years then ended:

	Integrated Senior Health Campuses	SHOP(1)	Total
2021:
Private and other payors	$462,828,000	$94,673,000	$557,501,000
Medicare	349,876,000	—	349,876,000
Medicaid	212,995,000	3,563,000	216,558,000
Total resident fees and services	$1,025,699,000	$98,236,000	$1,123,935,000

2020:
Private and other payors	$437,133,000	$84,308,000	$521,441,000
Medicare	356,350,000	—	356,350,000
Medicaid	189,686,000	1,596,000	191,282,000
Total resident fees and services	$983,169,000	$85,904,000	$1,069,073,000

2019:
Private and other payors	$499,693,000	$67,930,000	$567,623,000
Medicare	338,466,000	—	338,466,000
Medicaid	192,775,000	214,000	192,989,000
Total resident fees and services	$1,030,934,000	$68,144,000	$1,099,078,000
___________
(1)Includes fees for basic housing and assisted living care. We record revenue when services are rendered at amounts billable to individual residents. Residency agreements are generally for a term of 30 days, with resident fees billed monthly in advance. For patients under reimbursement arrangements with Medicaid, revenue is recorded based on contractually agreed-upon amounts or rates on a per resident, daily basis or as services are rendered.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accounts Receivable, Net — Resident Fees and Services Revenue
The beginning and ending balances of accounts receivable, net — resident fees and services are as follows:

	Private and Other Payors	Medicare	Medicaid	Total
Beginning balance — January 1, 2021	$36,125,000	$36,479,000	$14,473,000	$87,077,000
Ending balance — December 31, 2021	42,056,000	35,953,000	16,922,000	94,931,000
Increase/(decrease)	$5,931,000	$(526,000)	$2,449,000	$7,854,000
Deferred Revenue — Resident Fees and Services Revenue
The beginning and ending balances of deferred revenue — resident fees and services, almost all of which relates to private and other payors, are as follows:

Total
Beginning balance — January 1, 2021	$10,597,000
Ending balance — December 31, 2021	14,673,000
Increase	$4,076,000
In addition to the deferred revenue above, during the second quarter of 2020 we received approximately $52,322,000 of Medicare advance payments through an expanded program of the Centers for Medicare & Medicaid Services, or CMS. These payments are required to be applied to claims beginning one year after their receipt through Medicare claims submitted over a future period. Any amounts of unutilized Medicare advance payments, which reflect funds received that are not applied to actual billings for Medicare services performed, will be repaid to CMS by the end of 2022. Our recoupment period commenced in the second quarter of 2021 and continues through 2022, and as such, for the year ended December 31, 2021, we recognized $38,677,000 of resident fees and services pertaining to such Medicare advance payments. The remaining balance in Medicare advance payments will be applied to future Medicare claims. Such amounts are deferred and included in security deposits, prepaid rent and other liabilities in our accompanying consolidated balance sheets.
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
Contract Costs
We have applied the practical expedient provided by FASB ASC Topic 340, Other Assets and Deferred Costs, and, therefore, all incremental customer contract acquisition costs are expensed as they are incurred since the amortization period of the asset that we otherwise would have recognized is one year or less in duration.
Government Grants
We have been granted stimulus funds through various federal and state government programs, such as through the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, passed by the federal government on March 27, 2020, which were established for eligible healthcare providers to preserve liquidity in response to lost revenues and/or increased healthcare expenses (as such terms are defined in the applicable regulatory guidance) associated with the COVID-19 pandemic. Such grants are not loans and, as such, are not required to be repaid, subject to certain conditions. We recognize government grants as grant income or as a reduction of property operating expenses, as applicable, in our accompanying consolidated statements of operations and comprehensive income (loss) when there is reasonable assurance that the grants will be received and all conditions to retain the funds will be met. We adjust our estimates and assumptions based on the applicable guidance provided by the government and the best available information that we have. Any stimulus or other relief funds received that are not expected to be used in accordance with such terms and conditions will be returned to the government, and any related deferred income will not be recognized.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended December 31, 2021 and 2020, we recognized government grants of $16,951,000 and $55,181,000, respectively, as grant income and $134,000 and $519,000, respectively, as a reduction of property operating expenses. As of December 31, 2021 and 2020, we deferred approximately $443,000 and $2,635,000, respectively, of grant income until such time as it is earned. Such deferred amounts are included in security deposits, prepaid rent and other liabilities in our accompanying consolidated balance sheets. As of and for the year ended December 31, 2019, we did not recognize any government grants.
Tenant and Resident Receivables and Allowances
On January 1, 2020, we adopted ASC Topic 326, Financial Instruments Credit Losses, or ASC Topic 326. We adopted ASC Topic 326 using the modified retrospective approach whereby the cumulative effect of adoption was recognized on the adoption date and prior periods were not restated. There was no net cumulative effect adjustment to retained earnings as of January 1, 2020. Resident receivables are carried net of an allowance for credit losses. An allowance is maintained for estimated losses resulting from the inability of residents and payors to meet the contractual obligations under their lease or service agreements. Substantially all of such allowances are recorded as direct reductions of resident fees and services revenue as contractual adjustments provided to third-party payors or implicit price concessions in our accompanying consolidated statements of operations and comprehensive income (loss). Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the residents’ financial condition, security deposits, cash collection patterns by payor and by state, current economic conditions, future expectations in estimating credit losses and other relevant factors. Prior to our adoption of ASC Topic 326 on January 1, 2020, resident receivables were carried net of an allowance for uncollectible amounts. Tenant receivables and unbilled deferred rent receivables are reduced for uncollectible amounts, which are recognized as direct reductions of real estate revenue in our accompanying consolidated statements of operations and comprehensive income (loss).
As of December 31, 2021 and 2020, we had $12,378,000 and $9,466,000, respectively, in allowances, which were determined necessary to reduce receivables by our expected future credit losses. For the years ended December 31, 2021, 2020 and 2019, we increased allowances by $10,779,000, $12,494,000 and $13,087,000, respectively, and reduced allowances for collections or adjustments by $5,624,000, $7,697,000 and $6,094,000, respectively. For the years ended December 31, 2021, 2020 and 2019, $4,353,000, $6,766,000 and $6,774,000, respectively, of our receivables were written off against the related allowances. For the year ended December 31, 2021, the allowance also included an increase of $2,110,000 as a result of the Merger.
Real Estate Investments Purchase Price Allocation
Upon the acquisition of real estate properties or other entities owning real estate properties, we determine whether the transaction is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the assets acquired and liabilities assumed are not a business, we account for the transaction as an asset acquisition. Under both methods, we recognize the identifiable assets acquired and liabilities assumed; however, for a transaction accounted for as an asset acquisition, we capitalize transaction costs and allocate the purchase price using a relative fair value method allocating all accumulated costs, whereas for a transaction accounted for as a business combination, we immediately expense transaction costs incurred associated with the business combination and allocate the purchase price based on the estimated fair value of each separately identifiable asset and liability. For the years ended December 31, 2021, 2020 and 2019, all of our investment transactions were accounted for as asset acquisitions with the exception of the Merger and the AHI Acquisition which took place in 2021 and were accounted for as business combinations. See Note 3, Business Combinations — Merger and the AHI Acquisition, and Note 4, Real Estate Investments, Net — Acquisition of Real Estate Investments, for a further discussion.
We, with assistance from independent valuation specialists, measure the fair value of tangible and identified intangible assets and liabilities, as applicable, based on their respective fair values for acquired properties. Our method for allocating the purchase price to acquired investments in real estate requires us to make subjective assessments for determining fair value of the assets acquired and liabilities assumed. This includes determining the value of the buildings, land, leasehold interests, furniture, fixtures and equipment, above- or below-market rent, in-place leases, master leases, tenant improvements, above- or below-market debt assumed, derivative financial instruments assumed, and noncontrolling interest in the acquiree, if any. These estimates require significant judgment and in some cases involve complex calculations. These allocation assessments directly impact our results of operations, as amounts allocated to certain assets and liabilities have different depreciation or amortization lives. In addition, we amortize the value assigned to above- or below-market rent as a component of revenue, unlike in-place leases and other intangibles, which we include in depreciation and amortization in our accompanying consolidated statements of operations and comprehensive income (loss).

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The value of the above- or below-market component of the acquired in-place leases is determined based upon the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between: (i) the level payment equivalent of the contract rent paid pursuant to the lease; and (ii) our estimate of market rent payments taking into account the expected market rent growth. In the case of leases with options, a case-by-case analysis is performed based on all facts and circumstances of the specific lease to determine whether the option will be assumed to be exercised. The amounts related to above-market leases are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized against real estate revenue over the remaining non-cancelable lease term of the acquired leases with each property. The amounts related to below-market leases are included in identified intangible liabilities, net in our accompanying consolidated balance sheets and are amortized to real estate revenue over the remaining non-cancelable lease term plus any below-market renewal options of the acquired leases with each property.
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
The values of contingent consideration assets and liabilities are analyzed at the time of acquisition. For contingent purchase options, the fair market value of the acquired asset is compared to the specified option price at the exercise date. If the option price is below market, it is assumed to be exercised and the difference between the fair market value and the option price is discounted to the present value at the time of acquisition.
The values of the redeemable and nonredeemable noncontrolling interests are estimated by applying the income approach based on a discounted cash flow analysis. The fair value measurement may apply significant inputs that are not observable in the market. See Note 3, Business Combinations — Merger and the AHI Acquisition — Fair Value of Noncontrolling Interests, for a further discussion of our fair value measurement approach and the significant inputs used in the values of redeemable and nonredeemable noncontrolling interests in GAHR IV.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Real Estate Investments, Net
We carry our operating properties at our historical cost less accumulated depreciation. The cost of operating properties includes the cost of land and completed buildings and related improvements, including those related to financing obligations. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of buildings and capital improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and capital improvements, up to 39 years, and the cost for tenant improvements is depreciated over the shorter of the lease term or useful life, up to 34 years. The cost of furniture, fixtures and equipment is depreciated over the estimated useful life, up to 28 years. When depreciable property is retired, replaced or disposed of, the related cost and accumulated depreciation is removed from the accounts and any gain or loss is reflected in earnings.
As part of the leasing process, we may provide the lessee with an allowance for the construction of leasehold improvements. These leasehold improvements are capitalized and recorded as tenant improvements and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements, the allowance is considered to be a lease inducement and is included in other assets, net in our accompanying consolidated balance sheets. Lease inducement is recognized over the lease term as a reduction of real estate revenue on a straight-line basis. Factors considered during this evaluation include, among other things, who holds legal title to the improvements as well as other controlling rights provided by the lease agreement and provisions for substantiation of such costs (e.g., unilateral control of the tenant space during the build-out process). Determination of the appropriate accounting for the payment of a tenant allowance is made on a lease-by-lease basis, considering the facts and circumstances of the individual tenant lease. Recognition of lease revenue commences when the lessee is given possession of the leased space upon completion of tenant improvements when we are the owner of the leasehold improvements. However, when the leasehold improvements are owned by the tenant, the lease inception date (and the date on which recognition of lease revenue commences) is the date the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements.
Goodwill
Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of a business acquired in a business combination. Our goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We compare the fair value of a reporting segment with its carrying amount. We recognize an impairment loss to the extent the carrying value of goodwill exceeds the implied value in the current period. We take a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting segment in step one of the impairment test. We perform our annual assessment of goodwill on October 1. Please see Note 3, Business Combinations, for a further discussion of goodwill recognized on October 1, 2021 in connection with the AHI acquisition, and Note 19, Segment Reporting, for a further discussion of goodwill as of December 31, 2021. For the years ended December 31, 2021, 2020 and 2019, we did not incur any impairment losses with respect to goodwill.
Impairment of Long-Lived Assets and Intangible Assets
We periodically evaluate our long-lived assets, primarily consisting of investments in real estate that we carry at our historical cost less accumulated depreciation, for impairment when events or changes in circumstances indicate that its carrying value may not be recoverable. We consider the following indicators, among others, in our evaluation of impairment:
•significant negative industry or economic trends;
•a significant underperformance relative to historical or projected future operating results; and
•a significant change in the extent or manner in which the asset is used or significant physical change in the asset.
If indicators of impairment of our long-lived assets are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, we consider market conditions and our current intentions with respect to holding or disposing of the asset. We adjust the net book value of properties we lease to others and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than carrying value. We recognize an impairment loss at the time we make any such determination.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We test indefinite-lived intangible assets, other than goodwill, for impairment at least annually, and more frequently if indicators arise. We first assess qualitative factors to determine the likelihood that the fair value of the reporting group is less than its carrying value. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values of other indefinite-lived intangible assets are usually determined based on discounted cash flows or appraised values, as appropriate.
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
See Note 4, Real Estate Investments, Net, for a further discussion of impairment of long-lived assets. For the years ended December 31, 2021, 2020 and 2019, we did not incur any impairment losses with respect to intangible assets.
Properties Held for Sale
A property or a group of properties is reported in discontinued operations in our consolidated statements of operations and comprehensive income (loss) for current and prior periods if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when either: (i) the component has been disposed of or (ii) is classified as held for sale. At such time as a property is held for sale, such property is carried at the lower of: (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. We classify operating properties as property held for sale in the period in which all of the following criteria are met:
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
Our properties held for sale are included in other assets, net in our accompanying consolidated balance sheets. We did not recognize impairment charges on properties held for sale for the years ended December 31, 2021 and 2019. For the year ended December 31, 2020, we determined that the fair values of two integrated senior health campuses that were held for sale were lower than their carrying amounts, and as such, we recognized an aggregate impairment charge of $2,719,000, which reduced the total aggregate carrying value of such assets to $807,000. The fair values of such properties were determined by the sales prices from executed purchase and sales agreements with third-party buyers, and adjusted for anticipated selling costs, which were considered Level 2 measurements within the fair value hierarchy. For the year ended December 31, 2021, we disposed of two integrated senior health campuses included in properties held for sale for an aggregate contract sales price of $500,000 and recognized an aggregate net loss on sale of $114,000. For the year ended December 31, 2020, we disposed of two integrated senior health campuses included in properties held for sale for an aggregate contract sales price of $10,457,000 and recognized an aggregate net gain on sale of $1,380,000. For the year ended December 31, 2019, we did not dispose of any held for sale properties.
Debt Security Investment, Net
We classify our marketable debt security investment as held-to-maturity because we have the positive intent and ability to hold the security to maturity, and we have not recorded any unrealized holding gains or losses on such investment. Our held-to-maturity security is recorded at amortized cost and adjusted for the amortization of premiums or discounts through maturity. Prior to the adoption of ASC Topic 326 on January 1, 2020, a loss was recognized in earnings when we determined declines in the fair value of marketable securities were other-than-temporary. For the year ended December 31, 2019, we did not incur any

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
such loss. Effective January 1, 2020, we evaluated our debt security investment for expected future credit loss in accordance with ASC Topic 326. There was no net cumulative effect adjustment to retained earnings as of January 1, 2020.
See Note 5, Debt Security Investment, Net, for a further discussion.
Derivative Financial Instruments
We are exposed to the effect of interest rate changes in the normal course of business. We seek to mitigate these risks by following established risk management policies and procedures, which include the occasional use of derivatives. Our primary strategy in entering into derivative contracts, such as fixed rate interest rate swaps and interest rate caps, is to add stability to interest expense and to manage our exposure to interest rate movements by effectively converting a portion of our variable-rate debt to fixed-rate debt. We do not enter into derivative instruments for speculative purposes.
Derivatives are recognized as either other assets or other liabilities in our accompanying consolidated balance sheets and are measured at fair value. We do not designate our derivative instruments as hedge instruments as defined by guidance under ASC Topic 815, Derivatives and Hedges, or ASC Topic 815, which allows for gains and losses on derivatives designated as hedges to be offset by the change in value of the hedged items or to be deferred in other comprehensive income (loss). Changes in the fair value of our derivative financial instruments are recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying consolidated statements of operations and comprehensive income (loss).
See Note 10, Derivative Financial Instruments, and Note 16, Fair Value Measurements, for a further discussion of our derivative financial instruments.
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
See Note 16, Fair Value Measurements, for a further discussion.
Other Assets, Net
Other assets, net primarily consists of inventory, prepaid expenses and deposits, deferred financing costs related to our lines of credit and term loans, deferred rent receivables, deferred tax assets, investments in unconsolidated entities, lease inducements and lease commissions. Inventory consists primarily of pharmaceutical and medical supplies and is stated at the lower of cost (first-in, first-out) or market. Deferred financing costs related to our lines of credit and term loans include amounts paid to lenders and others to obtain such financing. Such costs are amortized using the straight-line method over the term of the related loan, which approximates the effective interest rate method. Amortization of deferred financing costs related to our lines of credit and term loans is included in interest expense in our accompanying consolidated statements of operations and

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
comprehensive income (loss). Lease commissions are amortized using the straight-line method over the term of the related lease. Prepaid expenses are amortized over the related contract periods.
We report investments in unconsolidated entities using the equity method of accounting when we have the ability to exercise significant influence over the operating and financial policies. Under the equity method, our share of the investee’s earnings or losses is included in our accompanying consolidated statements of operations and comprehensive income (loss). We generally do not recognize equity method losses when such losses exceed our net equity method investment balance unless we have committed to provide such investee additional financial support or guaranteed its obligations. To the extent that our cost basis is different from the basis reflected at the entity level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of equity in earnings of the entity. The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the entity interest or the estimated fair value of the assets prior to the sale of interests in the entity. We have elected to follow the cumulative earnings approach when classifying distributions received from equity method investments in our consolidated statements of cash flows, whereby any distributions received up to the amount of cumulative equity earnings will be considered a return on investment and classified in operating activities and any excess distributions would be considered a return of investment and classified in investing activities. We evaluate our equity method investments for impairment based upon a comparison of the estimated fair value of the equity method investment to its carrying value. When we determine a decline in the estimated fair value of such an investment below its carrying value is other-than-temporary, an impairment is recorded. For the years ended December 31, 2021, 2020 and 2019, we did not incur any impairment losses from unconsolidated entities.
See Note 7, Other Assets, Net, for a further discussion.
Accounts Payable and Accrued Liabilities
As of December 31, 2021 and 2020, accounts payable and accrued liabilities primarily include reimbursement of payroll-related costs to the managers of our SHOP and integrated senior health campuses of $31,101,000 and $46,540,000, respectively, insurance reserves of $36,440,000 and $36,251,000, respectively, accrued developments and capital expenditures to unaffiliated third parties of $22,852,000 and $21,508,000, respectively, accrued property taxes of $22,102,000 and $14,521,000, respectively, and accrued investor distributions of $8,768,000 and $0, respectively.
Stock Based Compensation
We follow ASC Topic 718, Compensation — Stock Compensation, or ASC Topic 718, to account for our stock compensation pursuant to the 2015 Incentive Plan, or our incentive plan, using the fair value method, which requires an estimate of fair value of the award at the time of grant and recognition of compensation expense on a straight-line basis over the requisite service period of the awards. The compensation expense is adjusted for actual forfeitures upon occurrence. Awards granted under our incentive plan consist of restricted stock or units issued to our executive officers and key employees, in addition to restricted stock issued to our independent directors. See Note 14, Equity — 2015 Incentive Plan, for a further discussion of awards granted under our incentive plan.
On January 1, 2019, we adopted Accounting Standards Update, or ASU, 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. It expands the scope of ASC Topic 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in the entity’s own operations and supersedes the guidance of ASC Topic 505-50, Equity-Based Payments to Nonemployees. We applied this guidance using a modified retrospective approach for all equity-classified nonemployee awards for which a measurement date has not been established as of the adoption date. See Note 14, Equity — Noncontrolling Interests in Total Equity, for a further discussion of grants to nonemployees.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Foreign Currency
We have real estate investments in the United Kingdom, or UK, and Isle of Man for which the functional currency is the UK Pound Sterling, or GBP. We translate the results of operations of our foreign real estate investments into United States Dollars, or USD, using the average currency rates of exchange in effect during the period, and we translate assets and liabilities using the currency exchange rate in effect at the end of the period. The resulting foreign currency translation adjustments are included in accumulated other comprehensive loss, a component of stockholders’ equity, in our accompanying consolidated balance sheets. Certain balance sheet items, primarily equity and capital-related accounts, are reflected at the historical currency exchange rates. We also have intercompany notes and payables denominated in GBP with our UK subsidiaries. Gains or losses resulting from remeasuring such intercompany notes and payables into USD at the end of each reporting period are reflected in our accompanying consolidated statements of operations and comprehensive income (loss). When such intercompany notes and payables are deemed to be of a long-term investment nature, they will be reflected in accumulated other comprehensive loss in our accompanying consolidated balance sheets.
Gains or losses resulting from foreign currency transactions are remeasured into USD at the rates of exchange prevailing on the date of the transactions. The effects of transaction gains or losses are included in our accompanying consolidated statements of operations and comprehensive income (loss).
Income Taxes
We qualified, and elected to be taxed, as a REIT under the Code, and we intend to continue to qualify to be taxed as a REIT. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute to our stockholders a minimum of 90.0% of our annual taxable income, excluding net capital gains. We generally will not be subject to federal income taxes if we distribute 100% of our taxable income each year to our stockholders.
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
We may be subject to certain state and local income taxes on our income, property or net worth in some jurisdictions, and in certain circumstances we may also be subject to federal excise taxes on undistributed income. In addition, certain activities that we undertake are conducted by subsidiaries, which we elected to be treated as taxable REIT subsidiaries, or TRS, to allow us to provide services that would otherwise be considered impermissible for REITs. Also, we have real estate investments in the UK and Isle of Man, which do not accord REIT status to United States REITs under their tax laws. Accordingly, we recognize an income tax benefit or expense for the federal, state and local income taxes incurred by our TRS and foreign income taxes on our real estate investments in the UK and Isle of Man.
We account for deferred income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, we determine deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets reflect the impact of the future deductibility of operating loss carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes us to change our judgment about the realizability of the related deferred tax asset, is included in income tax benefit or expense in our accompanying consolidated statements of operations and comprehensive income (loss) when such changes occur. Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes us to change our judgment about expected future tax consequences of events, is recorded in income tax benefit or expense in our accompanying consolidated statements of operations and comprehensive income (loss).
Net deferred tax assets are included in other assets, or net deferred tax liabilities are included in security deposits, prepaid rent and other liabilities, in our accompanying consolidated balance sheets.
See Note 17, Income Taxes, for a further discussion.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Segment Disclosure
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first medical office building in June 2014; senior housing facility in September 2014; hospital in December 2014; SHOP in May 2015; skilled nursing facility in October 2015; and integrated senior health campus in December 2015, we established a new reportable segment at such time. As of December 31, 2021, we operated through six reportable business segments, with activities related to investing in medical office buildings, integrated senior health campuses, skilled nursing facilities, SHOP, senior housing and hospitals.
See Note 19, Segment Reporting, for a further discussion.
GLA and Other Measures
GLA and other measures used to describe real estate investments included in our accompanying consolidated financial statements are presented on an unaudited basis.
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform of Financial Reporting, or ASU 2020-04, which provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria. ASU 2020-04 applies to the aforementioned transactions that reference the London Inter-bank Offered Rate, or LIBOR, or another reference rate expected to be discontinued because of the reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), or ASU 2021-01, which clarifies that certain optional expedients and exceptions for contract modification and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of the discontinuation of the use of LIBOR as a benchmark interest rate due to reference rate reform. ASU 2020-04 and ASU 2021-01 are effective for fiscal years and interim periods beginning after March 12, 2020 and through December 31, 2022. We are currently evaluating the impact this guidance has on our variable rate debt, derivatives and lease contracts to determine the impact on our disclosures.
In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842): Lessors — Certain Leases with Variable Lease Payments, or ASU 2021-05, which amends the lease classification requirements for lessors to align them with practice under the previous lease accounting standard, ASC Topic 840, Leases. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease, if both of the following criteria are met: (1) the lease would have been classified as a sales-type lease or a direct financing lease; and (2) the lessor would have otherwise recognized a day-one loss. ASU 2021-05 is effective for fiscal years beginning after December 15, 2021. Early adoption is permitted. We are currently evaluating this guidance to determine the impact to our consolidated financial statements and disclosures.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, or ASU 2021-08, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquiror on the acquisition date in accordance with ASC Topic 606 as if it had originated the contracts. Under the current business combination guidance, such assets and liabilities were recognized by the acquiror as fair value on the acquisition date. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022. Early adoption is permitted. We are currently evaluating this guidance to determine the impact to our consolidated financial statements and disclosures.
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), or ASU 2021-10, which requires annual disclosures that increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. ASU 2021-10 is effective for annual periods beginning after December 15, 2021. We adopted such accounting pronouncements on January 1, 2022, which did not have a material impact to our financial statement disclosures.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Business Combinations
Merger and the AHI Acquisition
As discussed in Note 1, Organization and Description of Business, on October 1, 2021, pursuant to the Merger Agreement, we completed the REIT Merger and Partnership Merger. At the effective time of the REIT Merger, each issued and outstanding share of GAHR III’s common stock, $0.01 par value per share, converted into the right to receive 0.9266 shares of GAHR IV’s Class I common stock, $0.01 par value per share. At the effective time of the Partnership Merger, (i) each unit of limited partnership interest in our operating partnership outstanding as of immediately prior to the effective time of the Partnership Merger was converted automatically into the right to receive 0.9266 of a Partnership Class I Unit, as defined in the agreement of limited partnership, as amended, of the surviving partnership and (ii) each unit of limited partnership interest in GAHR IV Operating Partnership outstanding as of immediately prior to the effective time of the Partnership Merger was converted automatically into the right to receive one unit of limited partnership interest of the surviving partnership of like class.
Additionally, on October 1, 2021, the AHI Acquisition closed immediately prior to the consummation of the Merger, and pursuant to the Contribution Agreement, AHI contributed substantially all of its business and operations to the surviving partnership, including its interest in GAHR III Advisor and GAHR IV Advisor, and Griffin Capital contributed its ownership interest in GAHR III Advisor and GAHR IV Advisor to the surviving partnership. In exchange for their contributions, the surviving partnership issued surviving partnership OP units to the NewCo Sellers.
Purchase Consideration
REIT Merger
The fair value of the purchase consideration transferred was calculated as follows:

Deemed equity consideration (1)	$768,075,000
Consideration for acquisition of noncontrolling interest (2)	(53,300,000)
Repurchase of GAHR IV Class T common stock	192,000
Total purchase consideration	$714,967,000
________________
(1)Represents the fair value of GAHR III common stock that is deemed to be issued for accounting purposes only. The fair value of the purchase consideration is calculated based on 88,183,065 shares of common stock deemed to be issued by GAHR III at the fair value per share of $8.71.
(2)Represents the fair value of additional interest acquired in GAHR III’s subsidiary, Trilogy REIT Holdings, LLC, or Trilogy. The acquisition of additional interest in Trilogy is accounted for separately from the REIT Merger in accordance with ASC Topic 810, Consolidation, or ASC Topic 810. See Note 14, Equity — Noncontrolling Interests in Total Equity, for a discussion of the Trilogy Transaction.
AHI Acquisition
The fair value of the purchase consideration transferred was calculated as follows:

Equity consideration (1)	$131,674,000
Post-closing cash payment to NewCo Sellers related to net working capital adjustments	73,000
Contingent consideration (2)	—
Total purchase consideration	$131,747,000
________________
(1)Represents the estimated fair value of the 15,117,529 surviving partnership OP units issued as consideration, with a reference value for purposes thereof of $8.71 per unit. The issuance of surviving partnership OP units was accounted for separately from the AHI Acquisition.
(2)Represents the estimated fair value of contingent consideration based on the performance of a possible private investment fund under consideration by AHI. As of the acquisition date, we have no definitive plans to establish the investment fund and therefore the fair value of contingent consideration was estimated to be $0.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Purchase Price Allocation
REIT Merger
The following table sets forth the allocation of the purchase consideration to the fair values of identifiable tangible and intangible assets acquired and liabilities assumed recognized at the acquisition date of GAHR IV, as well as the fair value at the acquisition date of the noncontrolling interests in GAHR IV:

Real estate investments	$1,126,641,000
Cash and cash equivalents	16,163,000
Accounts and other receivables, net	2,086,000
Restricted cash	986,000
Identified intangible assets	115,824,000
Operating lease right-of-use assets	11,939,000
Other assets	3,938,000
Total assets	1,277,577,000

Mortgage loans payable, net	(18,602,000)
Lines of credit and term loans	(488,900,000)
Accounts payable and accrued liabilities	(21,882,000)
Accounts payable due to affiliates	(324,000)
Identified intangible liabilities	(12,927,000)
Operating lease liabilities	(7,568,000)
Security deposits, prepaid rent and other liabilities	(8,354,000)
Total liabilities	(558,557,000)

Total net identifiable assets acquired	719,020,000

Redeemable noncontrolling interests	(2,525,000)

Noncontrolling interest in total equity	(1,528,000)

Total purchase consideration	$714,967,000
AHI Acquisition
The following table sets forth the allocation of the purchase consideration to the fair values of identifiable tangible and intangible assets acquired and liabilities assumed recognized at the acquisition date:

Cash and cash equivalents	$706,000
Operating lease right-of-use assets	3,526,000
Other assets	362,000
Total assets	4,594,000

Accounts payable and accrued liabilities	(3,910,000)
Operating lease liabilities	(3,526,000)
Total liabilities	(7,436,000)

Net identifiable liabilities assumed	(2,842,000)
Goodwill	134,589,000
Total purchase consideration	$131,747,000

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Acquisition-related Costs
The Merger and the AHI Acquisition were accounted for as business combinations and as a result, acquisition-related costs incurred in connection with these transactions of $12,873,000 were expensed and included in business acquisition expenses in our accompanying consolidated statement of operations and comprehensive income (loss). Acquisition-related costs of $6,753,000 were incurred by GAHR IV in the period before the consummation of the Merger on October 1, 2021 and are therefore not reflected in our accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2021 as GAHR III was the accounting acquiror in the Merger under ASC Topic 805, as further explained above.
Fair Value of Noncontrolling Interests
The fair value of the redeemable and nonredeemable noncontrolling interest in GAHR IV was estimated by applying the income approach based on a discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market. The key assumptions applied in the income approach include the estimates of stabilized occupancy, market rents, capitalization rates, and discount rates.
AHI Acquisition — Goodwill
In connection with the AHI Acquisition, we recorded goodwill of $134,589,000 as a result of the consideration exceeding the fair value of the net assets acquired and liabilities assumed. Goodwill represents the estimated future benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill recognized in this transaction is not deductible for tax purposes. There has been no change to the carrying values of goodwill since the acquisition date through December 31, 2021.
The table below represents the allocation of goodwill in connection with the AHI Acquisition to our reporting segments:

Medical office buildings	$47,812,000
Integrated senior health campuses	44,547,000
SHOP	23,277,000
Skilled nursing facilities	8,640,000
Senior housing	5,924,000
Hospitals	4,389,000
Total	$134,589,000
REIT Merger — Real Estate Investments, Intangible Assets and Intangible Liabilities
Real estate investments consist of land, building improvements, site improvements, unamortized tenant improvement allowances and unamortized capital improvements. Intangibles assets consist of in-place leases, above-market leases and certificates of need. We amortize purchased real estate investments and intangible assets on a straight-line basis over their respective useful lives. The following tables present the approximate fair value and the weighted-average depreciation and amortization periods of each major type of asset and liability.

Real Estate Investments	Approximate Fair Value	Estimated Useful Lives (in years)
Land	$114,525,000	N/A
Building improvements	930,700,000	39
Site improvements	33,644,000	7
Unamortized tenant improvement allowances	42,407,000	6
Unamortized capital improvements	5,365,000	11
Total real estate investments	$1,126,641,000

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets	Approximate Fair Value	Estimated Useful Lives (in years)
In-place leases	$79,887,000	6
Above-market leases	35,606,000	10
Certificates of need	331,000	N/A
Total identified intangible assets	$115,824,000

Intangible Liabilities	Approximate Fair Value	Estimated Useful Life (in years)
Below-market leases	$12,927,000	10
The fair values of the assets acquired and liabilities assumed, as well as the fair value of the noncontrolling interests, on October 1, 2021 were preliminary estimates determined using the cost approach and direct capitalization method under the income approach, and in limited circumstances, the market approach. Any necessary adjustments will be finalized within one year from the date of acquisition.
Pro Forma Financial Information (Unaudited)
The following unaudited pro forma operating information is presented as if the Merger and the AHI Acquisition occurred on January 1, 2020. Such unaudited pro forma information includes a nonrecurring adjustment to present acquisition related expenses incurred in the year ended December 31, 2021 in the 2020 pro forma results. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the Merger and the AHI Acquisition occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results. Unaudited pro forma revenue, net loss and net loss attributable to controlling interest would have been as follows:

	Years Ended December 31,
	2021	2020
Revenue	$1,392,884,000	$1,397,261,000
Net loss	$(45,253,000)	$(17,116,000)
Net loss attributable to controlling interest	$(35,140,000)	$(20,642,000)
4. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Building, improvements and construction in process	$3,505,786,000	$2,379,337,000
Land and improvements	334,562,000	200,319,000
Furniture, fixtures and equipment	198,224,000	174,994,000
	4,038,572,000	2,754,650,000
Less: accumulated depreciation	(523,886,000)	(424,650,000)
	$3,514,686,000	$2,330,000,000
Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $109,036,000, $90,997,000 and $90,914,000, respectively. In addition to the acquisitions and dispositions discussed below, for the years ended December 31, 2021, 2020 and 2019, we incurred capital expenditures of $62,596,000, $111,286,000 and $93,485,000, respectively, for our integrated senior health campuses, $21,605,000, $17,854,000 and $16,571,000, respectively, for our medical office buildings, $3,539,000, $1,232,000 and $2,015,000, respectively, for our SHOP, $31,000, $0 and $1,954,000, respectively, for our skilled nursing facilities and $0, $47,000 and $53,000, respectively, for our hospitals. We did not incur any capital expenditures for our senior housing facilities for the years ended December 31, 2021, 2020 and 2019.
Included in the capital expenditure amounts above are costs for the development and expansion of our integrated senior health campuses. For the year ended December 31, 2021, we completed the development of three properties for $50,435,000 and incurred $22,720,000 to expand two of our existing integrated senior health campuses. We also exercised our right to

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
purchase a leased property that cost $11,004,000. For the year ended December 31, 2020, we completed the development of six integrated senior health campuses for $64,409,000 and incurred $2,573,000 to expand two of our existing integrated senior health campuses. For the year ended December 31, 2019, we completed the development of two integrated senior health campuses for $25,087,000.
For the year ended December 31, 2021, we determined that one medical office building was impaired and recognized an impairment charge of $3,335,000, which reduced the carrying value of such asset to $2,880,000. The fair value of such property was determined by the sales price from an executed purchase and sale agreement with third-party buyer, and adjusted for anticipated selling costs, which was considered a Level 2 measurement within the fair value hierarchy. We disposed of such impaired medical office building in July 2021 for a contract sales price of $3,000,000 and recognized a net gain on sale of $346,000.
For the year ended December 31, 2020, we determined that one skilled nursing facility and one medical office building were impaired and recognized an aggregate impairment charge of $8,350,000, which reduced the total carrying value of such assets to $4,256,000. The fair values of such properties were determined by the sales price from executed purchase and sales agreements with third-party buyers, and adjusted for anticipated selling costs, which were considered Level 2 measurements within the fair value hierarchy. We disposed of such impaired medical office building in July 2020 for a contract sales price of $3,500,000 and recognized a net gain on sale of $15,000. As of December 31, 2020, the remaining $1,056,000 carrying value of such skilled nursing facility was classified in properties held for sale, and we subsequently disposed of such property in February 2021 for a contract sales price of $1,300,000 and recognized a net loss on sale of $332,000. No impairment charges were recognized on our properties for the year ended December 31, 2019. For the year ended December 31, 2019, we did not dispose of any long-lived assets.
Acquisitions of Real Estate Investments
For the years ended December 31, 2021, 2020 and 2019, with the exception of the Merger and the AHI Acquisition, all of our acquisitions of real estate investments were determined to be asset acquisitions. Below is a summary of such property acquisitions by year, including our acquisition of previously leased real estate investments. On October 1, 2021, we completed the Merger and the AHI Acquisition and accounted for such transactions as business combinations under ASC Topic 805. See Note 3, Business Combinations — Merger and the AHI Acquisition, for a further discussion.
2021 Acquisitions of Real Estate Investments
For the year ended December 31, 2021, we, through a majority-owned subsidiary of Trilogy, of which we owned 67.6% at the time of acquisition, acquired a portfolio of six previously leased real estate investments located in Indiana and Ohio. The following is a summary of such property acquisitions, which are included in our integrated senior health campuses segment:

Location	Date Acquired	Contract Purchase Price	Mortgage Loan Payable(1)	Acquisition Fee(2)
Kendallville, IN; and Delphos, Lima, Springfield, Sylvania and Union Township, OH	01/19/21	$76,549,000	$78,587,000	$1,164,000
___________
(1)Represents the principal balance of the mortgage loan payable placed on the properties at the time of acquisition.
(2)Our former advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.25% of the portion of the contract purchase price of the properties attributed to our ownership interest in the Trilogy subsidiary that acquired the properties.
Prior to the Merger on October 1, 2021, we, through a majority-owned subsidiary of Trilogy, acquired land in Indiana and Ohio for an aggregate contract purchase price of $1,459,000 plus closing costs and paid to our former advisor an acquisition fee of 2.25% of the portion of the contract purchase price of each land parcel attributed to our ownership interest. On October 15, 2021, we, through a majority-owned subsidiary of Trilogy, acquired a land parcel in Ohio for a contract purchase price of $249,000 plus closing costs.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the year ended December 31, 2021, we incurred and capitalized acquisition fees and direct acquisition related expenses of $1,855,000 for the property acquisitions described above. The following table summarizes the purchase price of such assets acquired at the time of acquisition, adjusted for $57,647,000 operating lease right-of-use assets and $54,564,000 operating lease liabilities, and based on their relative fair values:

2021 Acquisitions
Building and improvements	$66,167,000
Land	17,612,000
Total assets acquired	$83,779,000
In July 2021, we, through a majority-owned subsidiary of Trilogy, sold an integrated senior health campus, or the Sold Property, to an unaffiliated third party, or the Buyer, and leased it back, while retaining control of the Sold Property. This transaction did not meet the criteria for a sale and leaseback under GAAP. The lease agreement includes a finance obligation with a present value of $15,504,000 representing our obligation to purchase the Sold Property between 2028 and 2029. Simultaneously, we, through a majority-owned subsidiary of Trilogy, purchased a previously leased integrated senior health campus, or the Purchased Property, from the Buyer which was in exchange for the Sold Property. No cash consideration was exchanged as part of the transactions explained above. As of December 31, 2021, the carrying value of the Purchased Property of $14,807,000 was recorded to real estate investments, net, in our accompanying consolidated balance sheet and the carrying value of the finance obligation of $15,504,000 was recorded to financing obligations in our accompanying consolidated balance sheet.
2020 Acquisitions of Real Estate Investments
For the year ended December 31, 2020, we, through a majority-owned subsidiary of Trilogy, of which we owned 67.6% at the time of property acquisition, acquired two previously leased real estate investments located in Indiana and Kentucky. The following is a summary of such property acquisitions, which are included in our integrated senior health campuses segment:

Location	Date Acquired	Contract Purchase Price	Line of Credit(1)	Acquisition Fee(2)
Monticello, IN	07/30/20	$10,600,000	$13,200,000	$161,000
Louisville, KY	07/30/20	16,719,000	15,055,000	254,000
Total		$27,319,000	$28,255,000	$415,000
___________
(1)Represents borrowings under the 2019 Trilogy Credit Facility, as defined in Note 9, Lines of Credit and Term Loans, at the time of acquisition.
(2)Our former advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.25% of the portion of the contract purchase price of the properties attributed to our ownership interest at the time of acquisition in the Trilogy subsidiary that acquired the properties.
In addition to the property acquisitions discussed above, for the year ended December 31, 2020, we, through a majority-owned subsidiary of Trilogy, acquired land in Ohio for an aggregate contract purchase price of $2,833,000 plus closing costs and paid to our former advisor an acquisition fee of 2.25% of the portion of the contract purchase price of such land parcel attributed to our ownership interest.
For the year ended December 31, 2020, we incurred and capitalized closing costs and direct acquisition related expenses of $709,000 for the property acquisitions described above. The following table summarizes the purchase price of the assets acquired at the time of acquisition, adjusted for $14,281,000 of operating lease right-of-use assets and $15,530,000 of operating lease liabilities, and based on their relative fair values:

2020 Acquisitions
Building and improvements	$26,311,000
Land	4,563,000
Total assets acquired	$30,874,000

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2019 Acquisitions of Real Estate Investments
For the year ended December 31, 2019, using cash on hand and debt financing, we completed the acquisition of two buildings from unaffiliated third parties. The following is a summary of such property acquisitions:

Acquisition	Location	Type	Date Acquired	Contract Purchase Price	Line of Credit	Acquisition Fee
North Carolina ALF Portfolio(1)	Garner, NC	SHOP	03/27/19	$15,000,000	$15,000,000	$338,000
The Cloister at Silvercrest(2)	New Albany, IN	Integrated Senior Health Campus	10/01/19	750,000	—	11,000
				$15,750,000	$15,000,000	$349,000
___________
(1)We own 100% of our property acquired, which we added to our existing North Carolina ALF Portfolio. The other six buildings in North Carolina ALF Portfolio were acquired between January 2015 and August 2018. We borrowed under the 2019 Credit Facility, as defined in Note 9, Lines of Credit and Term Loans, at the time of acquisition. Our former advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our property, and acquisition fee of 2.25% of the contract purchase price of such property.
(2)We, through a majority-owned subsidiary of Trilogy, of which we owned 67.7% at the time of such property acquisition, acquired such property using using cash on hand. Our former advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our property, an acquisition fee of 2.25% of the portion of the contract purchase price of the property attributed to our ownership interest in the Trilogy subsidiary that acquired the property.
In addition to the property acquisitions discussed above, for the year ended December 31, 2019, we, through a majority-owned subsidiary of Trilogy, acquired land in Ohio and Michigan for an aggregate contract purchase price of $4,806,000 plus closing costs and paid to our former advisor an acquisition fee of 2.25% of the portion of the contract purchase price of each land parcel attributed to our ownership interest at the time of acquisition.
2019 Acquisition of Previously Leased Real Estate Investments
For the year ended December 31, 2019, we, through a majority-owned subsidiary of Trilogy, of which we owned 67.6% at the time of property acquisition, acquired one previously leased real estate investment located in Indiana. The following is a summary of such property acquisition, which is included in our integrated senior health campuses segment:

Locations	Date Acquired	Contract Purchase Price	Line of Credit(1)	Acquisition Fee(2)
Corydon, IN	09/05/19	$14,082,000	$14,114,000	$215,000
___________
(1)Represents a borrowing under the 2019 Trilogy Credit Facility, at the time of acquisition.
(2)Our former advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our property, an acquisition fee of 2.25% of the portion of the contract purchase price of the property attributed to our ownership interest at the time of acquisition in the Trilogy subsidiary that acquired the property.
For the year ended December 31, 2019, we incurred and capitalized closing costs and direct acquisition related expenses of $836,000 for the property acquisition described above. The following table summarizes the purchase price of the assets acquired at the time of acquisition, adjusted for $13,052,000 of operating lease right-of-use assets and $12,599,000 of operating lease liabilities, and based on their relative fair values:

2019 Acquisitions
Building and improvements	$23,834,000
Land	8,496,000
In-place leases	3,596,000
Total assets acquired	$35,926,000

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Debt Security Investment, Net
On October 15, 2015, we acquired a commercial mortgage-backed debt security, or debt security, from an unaffiliated third party. The debt security bears an interest rate on the stated principal amount thereof equal to 4.24% per annum, the terms of which security provide for monthly interest-only payments. The debt security matures on August 25, 2025 at a stated amount of $93,433,000, resulting in an anticipated yield-to-maturity of 10.0% per annum. The debt security was issued by an unaffiliated mortgage trust and represents a 10.0% beneficial ownership interest in such mortgage trust. The debt security is subordinate to all other interests in the mortgage trust and is not guaranteed by a government-sponsored entity.
As of December 31, 2021 and 2020, the carrying amount of the debt security investment was $79,315,000 and $75,851,000, respectively, net of unamortized closing costs of $1,004,000 and $1,205,000, respectively. Accretion on the debt security for the years ended December 31, 2021, 2020 and 2019 was $3,665,000, $3,304,000 and $2,987,000, respectively, which is recorded as an increase to real estate revenue in our accompanying consolidated statements of operations and comprehensive income (loss). Amortization expense of closing costs for the years ended December 31, 2021, 2020 and 2019 was $201,000, $170,000 and $143,000, respectively, which is recorded as a decrease to real estate revenue in our accompanying consolidated statements of operations and comprehensive income (loss). We evaluated credit quality indicators such as the agency ratings and the underlying collateral of such investment in order to determine expected future credit loss. No credit loss was recorded for the years ended December 31, 2021 and 2020.
6. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Amortized intangible assets:
In-place leases, net of accumulated amortization of $28,120,000 and $22,019,000 as of December 31, 2021 and 2020, respectively (with a weighted average remaining life of 8.2 years and 9.4 years as of December 31, 2021 and 2020, respectively)	$81,538,000	$23,760,000
Above-market leases, net of accumulated amortization of $2,082,000 and $1,975,000 as of December 31, 2021 and 2020, respectively (with a weighted average remaining life of 9.7 years and 4.6 years as of December 31, 2021 and 2020, respectively)	35,106,000	1,032,000
Customer relationships, net of accumulated amortization of $635,000 and $486,000 as of December 31, 2021 and 2020, respectively (with a weighted average remaining life of 14.7 years and 15.7 years as of December 31, 2021 and 2020, respectively)	2,205,000	2,354,000
Internally developed technology and software, net of accumulated amortization of $399,000 and $305,000 as of December 31, 2021 and 2020, respectively (with a weighted average remaining life of 0.7 years and 1.7 years as of December 31, 2021 and 2020, respectively)	70,000	165,000
Unamortized intangible assets:
Certificates of need	99,165,000	96,589,000
Trade names	30,787,000	30,787,000
	$248,871,000	$154,687,000
Amortization expense for the years ended December 31, 2021, 2020 and 2019 was $22,460,000, $6,678,000 and $19,973,000, respectively, which included $1,349,000, $420,000 and $607,000, respectively, of amortization recorded as a decrease to real estate revenue for above-market leases in our accompanying consolidated statements of operations and comprehensive income (loss).

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The aggregate weighted average remaining life of the identified intangible assets was 8.8 years and 9.7 years as of December 31, 2021 and 2020, respectively. As of December 31, 2021, estimated amortization expense on the identified intangible assets for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2022	$22,460,000
2023	16,662,000
2024	13,724,000
2025	11,085,000
2026	9,886,000
Thereafter	45,102,000
$118,919,000
7. Other Assets, Net
Other assets, net consisted of the following as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Deferred rent receivables	$41,061,000	$38,918,000
Prepaid expenses, deposits, other assets and deferred tax assets, net	22,484,000	16,618,000
Inventory	18,929,000	24,669,000
Lease commissions, net of accumulated amortization of $4,911,000 and $3,413,000 as of December 31, 2021 and 2020, respectively	16,120,000	11,309,000
Investments in unconsolidated entities	15,615,000	16,469,000
Deferred financing costs, net of accumulated amortization of $8,469,000 and $5,700,000 as of December 31, 2021 and 2020, respectively(1)	3,781,000	6,864,000
Lease inducement, net of accumulated amortization of $1,842,000 and $1,491,000 as of December 31, 2021 and 2020, respectively (with a weighted average remaining life of 8.9 years and 9.9 years as of December 31, 2021 and 2020, respectively)	3,158,000	3,509,000
	$121,148,000	$118,356,000
___________
(1)Deferred financing costs only include costs related to our lines of credit and term loans. See Note 9, Lines of Credit and Term Loans.
Amortization expense on deferred financing costs of our lines of credit and term loans for the years ended December 31, 2021, 2020 and 2019 was $4,261,000, $3,559,000 and $3,664,000, respectively, and is recorded to interest expense in our accompanying consolidated statements of operations and comprehensive income (loss). For the year ended December 31, 2021, such amount included the $230,000 write-off of unamortized deferred financing fees in connection with the termination of the 2019 Credit Facility term loan as discussed in Note 9, Lines of Credit and Term Loans. Amortization expense on lease inducement for the years ended December 31, 2021, 2020 and 2019 was $351,000, $351,000 and $351,000, respectively, and is recorded against real estate revenue in our accompanying consolidated statements of operations and comprehensive income (loss).

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Mortgage Loans Payable, Net
As of December 31, 2021 and 2020, mortgage loans payable were $1,116,216,000 ($1,095,594,000, net of discount/premium and deferred financing costs) and $834,026,000 ($810,478,000, net of discount/premium and deferred financing costs), respectively. As of December 31, 2021, we had 66 fixed-rate mortgage loans payable and 12 variable-rate mortgage loans payable with effective interest rates ranging from 2.21% to 5.25% per annum based on interest rates in effect as of December 31, 2021 and a weighted average effective interest rate of 3.21%. As of December 31, 2020, we had 62 fixed-rate mortgage loans payable and 10 variable-rate mortgage loans payable with effective interest rates ranging from 2.21% to 5.23% per annum based on interest rates in effect as of December 31, 2020 and a weighted average effective interest rate of 3.58%. We are required by the terms of certain loan documents to meet certain reporting requirements and covenants, such as net worth ratios, fixed charge coverage ratios and leverage ratios.
Mortgage loans payable, net consisted of the following as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Total fixed-rate debt	$845,504,000	$742,686,000
Total variable-rate debt	270,712,000	91,340,000
Total fixed- and variable-rate debt	1,116,216,000	834,026,000
Less: deferred financing costs, net	(8,680,000)	(10,389,000)
Add: premium	397,000	204,000
Less: discount	(12,339,000)	(13,363,000)
Mortgage loans payable, net	$1,095,594,000	$810,478,000
The following table reflects the changes in the carrying amount of mortgage loans payable, net for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Beginning balance	$810,478,000	$792,870,000
Additions:
Assumed mortgage loans in the Merger(1)	18,602,000	—
Borrowings under mortgage loans payable	407,939,000	92,399,000
Amortization of deferred financing costs	4,077,000	796,000
Amortization of discount/premium on mortgage loans payable	773,000	826,000
Deductions:
Scheduled principal payments on mortgage loans payable	(34,616,000)	(71,990,000)
Early payoff of mortgage loans payable	(109,424,000)	(2,601,000)
Deferred financing costs	(2,235,000)	(1,822,000)
Ending balance	$1,095,594,000	$810,478,000
___________
(1)On October 1, 2021, as a result of the Merger, we recognized the aggregate fair value of three fixed-rate mortgage loans of $18,602,000, which consisted of the assumed aggregate principal balance of $18,291,000 and a total premium of $311,000. The assumed mortgage loans carry interest rates ranging from 3.67% to 5.25% per annum, maturity dates ranging from April 1, 2025 to February 1, 2051 and a weighted average effective interest rate of 3.91%.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the year ended December 31, 2021, we incurred an aggregate loss on the extinguishment of mortgage loans payable of $2,425,000, which is recorded to interest expense in our accompanying consolidated statements of operations and comprehensive income (loss). Such loss was primarily related to the write-off of unamortized deferred financing costs of 10 mortgage loans payable that we refinanced on January 29, 2021 and one mortgage loan payable that we refinanced on December 1, 2021 that were due to mature in 2053 and 2049, respectively. For the year ended December 31, 2020, we did not incur any gain or loss on the extinguishment of mortgage loans payable. For the year ended December 31, 2019, we incurred an aggregate loss on the extinguishment of mortgage loans payable of $2,182,000, which is recorded to interest expense in our accompanying consolidated statements of operations and comprehensive income (loss). Such losses were primarily related to the write-off of unamortized debt discounts and prepayment penalties on two mortgage loans payable that were due to mature in November 2047 and April 2049.
As of December 31, 2021, the principal payments due on our mortgage loans payable for each of the next five years ending December 31 and thereafter were as follows:

Year	Amount
2022	$125,686,000
2023	119,356,000
2024	164,542,000
2025	40,553,000
2026	154,600,000
Thereafter	511,479,000
$1,116,216,000
Some of our mortgage loan agreements include a standard loan term requiring lender approval for a change of control event, which was triggered upon the closing of the Merger. All of our mortgage lenders and loan servicers approved such event, except for the servicers of two of our mortgage loans with an aggregate principal balance of $14,229,000. We have been closely working with such servicers to address their requirements to receive final approval; however, we have not received notice from such servicers to accelerate our debt obligations.
9. Lines of Credit and Term Loans
2018 Credit Facility
In order to accommodate the Merger, we amended GAHR IV and its operating partnership's credit agreement, as amended, or the 2018 Credit Agreement, with Bank of America, N.A., or Bank of America; KeyBank, National Association, or KeyBank; Citizens Bank, National Association, or Citizens Bank; Merrill Lynch, Pierce, Fenner & Smith Incorporated; KeyBanc Capital Markets, Inc., or KeyBanc Capital Markets; and the lenders named therein, for a credit facility with an aggregate maximum principal amount of $530,000,000, or the 2018 Credit Facility. The 2018 Credit Facility consisted of a senior unsecured revolving credit facility in the amount of $235,000,000 and senior unsecured term loan facilities in the aggregate amount of $295,000,000. The maximum principal amount of the 2018 Credit Facility may have been increased by up to $120,000,000, for a total principal amount of $650,000,000, subject to certain conditions. At our option, the 2018 Credit Facility bore interest at per annum rates equal to (a)(i) the Eurodollar Rate, as defined in the 2018 Credit Agreement, plus (ii) a margin ranging from 1.70% to 2.20% based on our Consolidated Leverage Ratio, as defined in the 2018 Credit Agreement, or (b)(i) the greater of: (1) the prime rate publicly announced by Bank of America (2) the Federal Funds Rate, as defined in the 2018 Credit Agreement, plus 0.50%, (3) the one-month Eurodollar Rate plus 1.00%, and (4) 0.00%, plus (ii) a margin ranging from 0.70% to 1.20% based on our Consolidated Leverage Ratio.
On October 1, 2021, we also entered into a Second Amendment to the 2018 Credit Agreement, or the Amendment, which provided for, among other things, the following: (i) revisions to financial covenant calculations to exclude the assets, liabilities and operating performance of Trilogy or any subsidiary thereof; (ii) our operating partnership pledging the equity interests in each direct and indirect subsidiary that owns an unencumbered asset; (iii) updates regarding restrictions and limitations on certain investments during the remainder of the term of the 2018 Credit Facility; and (iv) updates to certain financial covenants to reflect the Combined Company subsequent to the Merger. There were no changes to the contractual interest rates as a result of the Amendment. The 2018 Credit Facility was due to mature on November 19, 2021; however, pursuant to the terms of the 2018 Credit Agreement, at such time we extended the maturity date for an additional 12 months and

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
paid an extension fee of $795,000.
As of December 31, 2021, our aggregate borrowing capacity under the 2018 Credit Facility was $530,000,000. As of December 31, 2021, borrowings outstanding totaled $441,900,000 and the weighted average interest rate on such borrowings outstanding was 2.27% per annum.
On January 19, 2022, we terminated the 2018 Credit Agreement and entered into the 2022 Credit Agreement, as defined and discussed in Note 22, Subsequent Events — 2022 Credit Facility.
2019 Credit Facility
On October 1, 2021, upon consummation of the Merger, we, through the surviving partnership, are subject to GAHR III’s credit agreement, as amended, or the 2019 Corporate Credit Agreement, with Bank of America; KeyBank; Citizens Bank; and a syndicate of other banks, as lenders, for a credit facility with an aggregate maximum principal amount of $630,000,000, or the 2019 Credit Facility. The 2019 Credit Facility consisted of a senior unsecured revolving credit facility in an aggregate amount of $150,000,000 and a senior unsecured term loan facility in an aggregate amount of $480,000,000.
The maximum principal amount of the 2019 Credit Facility may have been increased by up to $370,000,000, for a total principal amount of $1,000,000,000, subject to certain conditions. On October 1, 2021, upon consummation of the Merger, the previously available $150,000,000 senior unsecured revolving credit facility was cancelled and a ratable amendment to certain financial covenants was made to account for the Combined Company. As a result, the maximum total principal amount of the 2019 Credit Facility available for increase was reduced to $850,000,000, subject to certain conditions.
At our option, the 2019 Credit Facility bore interest at per annum rates equal to (a) (i) the Eurodollar Rate, as defined in the 2019 Corporate Credit Agreement, plus (ii) a margin ranging from 1.85% to 2.80% based on our Consolidated Leverage Ratio, as defined in the 2019 Corporate Credit Agreement, or (b) (i) the greater of: (1) the prime rate publicly announced by Bank of America, (2) the Federal Funds Rate, as defined in the 2019 Corporate Credit Agreement, plus 0.50%, (3) the one-month Eurodollar Rate plus 1.00%, and (4) 0.00%, plus (ii) a margin ranging from 0.85% to 1.80% based on our Consolidated Leverage Ratio. Accrued interest on the 2019 Credit Facility was payable monthly. The loans may have been repaid in whole or in part without prepayment premium or penalty, subject to certain conditions.
As of December 31, 2021 and 2020, our aggregate borrowing capacity under the 2019 Credit Facility was $480,000,000 and $630,000,000, respectively. As of December 31, 2021 and 2020, borrowings outstanding under the 2019 Credit Facility totaled $480,000,000 and $556,500,000, respectively, and the weighted average interest rate on such borrowings outstanding was 2.60% and 2.70% per annum, respectively.
The 2019 Corporate Credit Agreement was due to mature on January 25, 2022. On January 19, 2022, we, through our operating partnership, entered into an agreement that amends and restates the 2019 Corporate Credit Agreement in its entirety, or the 2022 Credit Agreement. See Note 22, Subsequent Events — 2022 Credit Facility, for a further discussion.
Trilogy PropCo and OpCo Line of Credit
In connection with our acquisition of Trilogy on December 1, 2015, we, through Trilogy PropCo Finance, LLC, a Delaware limited liability company and an indirect subsidiary of Trilogy, or Trilogy PropCo Parent, and certain of its subsidiaries, or the Trilogy PropCo Co-Borrowers, entered into a loan agreement, or the Trilogy PropCo Credit Agreement, with KeyBank, as administrative agent; Regions Bank, as syndication agent; and a syndicate of other banks, as lenders, to obtain a line of credit with an aggregate maximum principal amount of $300,000,000, or the Trilogy PropCo Line of Credit. On October 27, 2017, we amended the Trilogy PropCo Credit Agreement, which included a reduction of the total commitment under the Trilogy PropCo Line of Credit from $300,000,000 to $250,000,000.
On March 21, 2016, we, through Trilogy Healthcare Holdings, Inc., a direct subsidiary of Trilogy, and certain of its subsidiaries, or the Trilogy OpCo Borrowers, entered into a credit agreement, or the Trilogy OpCo Credit Agreement, with Wells Fargo Bank, National Association, as administrative agent and lender; and a syndicate of other banks, as lenders, to obtain a $42,000,000 secured revolving credit facility, or the Trilogy OpCo Line of Credit, as amended on April 2016. In April 2018, we further amended the Trilogy OpCo Credit Agreement to reduce the aggregate maximum principal amount to $25,000,000.
On September 5, 2019, we paid off and terminated the Trilogy OpCo Line of Credit and further amended and restated the Trilogy PropCo Credit Agreement to replace both agreements with the 2019 Trilogy Credit Facility, as described below. As a result of the termination of the Trilogy OpCo Credit Agreement, we incurred a loss on extinguishment of $786,000 for the year

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ended December 31, 2019, which is recorded to interest expense in our accompanying consolidated statements of operations and comprehensive income (loss) and was primarily related to the write-off of unamortized deferred financing fees. The source of funds for the payoff was from the 2019 Trilogy Credit Facility. We currently do not have any obligations under the Trilogy OpCo Credit Agreement, as amended.
2019 Trilogy Credit Facility
On October 1, 2021, upon consummation of the Merger, through Trilogy RER, LLC, we are subject to an amended and restated loan agreement, or the 2019 Trilogy Credit Agreement, among certain subsidiaries of Trilogy OpCo, LLC, Trilogy RER, LLC, and Trilogy Pro Services, LLC; KeyBank; CIT Bank, N.A.; Regions Bank; KeyBanc Capital Markets, Inc.; Regions Capital Markets; Bank of America; The Huntington National Bank; and a syndicate of other banks, as lenders named therein, with respect to a senior secured revolving credit facility with an aggregate maximum principal amount of $360,000,000, consisting of: (i) a $325,000,000 secured revolver supported by real estate assets and ancillary business cash flow and (ii) a $35,000,000 accounts receivable revolving credit facility supported by eligible accounts receivable, or the 2019 Trilogy Credit Facility. The proceeds of the 2019 Trilogy Credit Facility may be used for acquisitions, debt repayment and general corporate purposes. The maximum principal amount of the 2019 Trilogy Credit Facility may be increased by up to $140,000,000, for a total principal amount of $500,000,000, subject to certain conditions. The 2019 Trilogy Credit Facility matures on September 5, 2023 and may be extended for one 12-month period during the term of the 2019 Trilogy Credit Agreement, subject to the satisfaction of certain conditions, including payment of an extension fee.
At our option, the 2019 Trilogy Credit Facility bears interest at per annum rates equal to (a) LIBOR, plus 2.75% for LIBOR Rate Loans, as defined in the 2019 Trilogy Credit Agreement, and (b) for Base Rate Loans, as defined in the 2019 Trilogy Credit Agreement, 1.75% plus the greater of: (i) the fluctuating annual rate of interest announced from time to time by KeyBank as its prime rate, (ii) 0.50% above the Federal Funds Effective Rate, as defined in the 2019 Trilogy Credit Agreement, and (iii) 1.00% above the one-month LIBOR.
As of both December 31, 2021 and 2020, our aggregate borrowing capacity under the 2019 Trilogy Credit Facility was $360,000,000. As of December 31, 2021 and 2020, borrowings outstanding under the 2019 Trilogy Credit Facility totaled $304,734,000 and $287,134,000, respectively, and the weighted average interest rate on such borrowings outstanding was 2.85% and 2.94% per annum, respectively.
10. Derivative Financial Instruments
We use derivative financial instruments to manage interest rate risk associated with variable-rate debt. We record such derivative financial instruments in our accompanying consolidated balance sheets as either an asset or a liability measured at fair value. The following table lists the derivative financial instruments held by us as of December 31, 2021 and 2020, which are included in security deposits, prepaid rent and other liabilities in our accompanying consolidated balance sheets:

					Fair Value
					December 31,
Instrument	Notional Amount	Index	Interest Rate	Maturity Date	2021	2020
Cap	$20,000,000	one month LIBOR	3.00%	09/23/21	$—	$—
Swap	$250,000,000	one month LIBOR	2.10%	01/25/22	(332,000)	(5,245,000)
Swap	$130,000,000	one month LIBOR	1.98%	01/25/22	(162,000)	(2,561,000)
Swap	$100,000,000	one month LIBOR	0.20%	01/25/22	(6,000)	(71,000)
					$(500,000)	$(7,877,000)
As of December 31, 2021 and 2020, none of our derivative financial instruments were designated as hedges as defined by guidance under ASC Topic 815. Derivative financial instruments not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements. For the years ended December 31, 2021, 2020 and 2019, we recorded a gain (loss) in the fair value of derivative financial instruments of $8,200,000, $(3,906,000) and $(4,541,000), respectively, which is included as a decrease/(increase) to interest expense in our accompanying consolidated statements of operations and comprehensive income (loss). Included in the gain in the fair value of derivative instruments recognized for the year ended December 31, 2021 is $823,000 related to the fair value of an interest rate swap entered into by GAHR IV, which matured on November 19, 2021.
See Note 16, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Identified Intangible Liabilities, Net
As of December 31, 2021 and 2020, identified intangible liabilities, net consisted of below-market leases of $12,715,000 and $367,000, respectively, net of accumulated amortization of $1,047,000 and $834,000, respectively. Amortization expense on below-market leases for the years ended December 31, 2021, 2020 and 2019 was $396,000, $296,000 and $388,000, respectively, which is recorded as an increase to real estate revenue in our accompanying consolidated statements of operations and comprehensive income (loss).
The weighted average remaining life of below-market leases was 9.1 years and 2.6 years as of December 31, 2021 and 2020, respectively. As of December 31, 2021, estimated amortization expense on below-market leases for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2022	$1,685,000
2023	1,623,000
2024	1,502,000
2025	1,374,000
2026	1,225,000
Thereafter	5,306,000
$12,715,000
12. Commitments and Contingencies
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
13. Redeemable Noncontrolling Interests
Prior to the Merger on October 1, 2021 and as of December 31, 2020, our former advisor owned all 222 limited partnership units outstanding in our operating partnership. As of December 31, 2020, we owned greater than a 99.99% general partnership interest in our operating partnership, and our former advisor owned less than a 0.01% limited partnership interest in our operating partnership. Our former advisor was entitled to special redemption rights of its limited partnership units. The noncontrolling interest of our former advisor in our operating partnership that had redemption features outside of our control was accounted for as a redeemable noncontrolling interest and was presented outside of permanent equity in our accompanying consolidated balance sheets. In connection with the AHI Acquisition, on October 1, 2021, we redeemed all 222 limited partnership units in our operating partnership owned by our former advisor for approximately $2,000.
As discussed in Note 1, Organization and Description of Business, as a result of the Merger and the AHI Acquisition on October 1, 2021 and as of December 31, 2021, we, through our direct and indirect subsidiaries, own an approximately 94.9% general partnership interest in our operating partnership and the remaining approximate 5.1% limited partnership interest in our

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operating partnership is owned by the NewCo Sellers. Some of the limited partnership units outstanding, which account for approximately 1.0% of our total operating partnership units outstanding, have redemption features outside of our control and are accounted for as redeemable noncontrolling interests presented outside of permanent equity in our accompanying consolidated balance sheets. The issuance of our surviving operating partnership units was accounted for separately from the business combination as an equity transaction under ASC Topic 810. The transaction resulted in an increase in redeemable noncontrolling interests of $19,392,000 offset to additional paid-in capital. The adjustment to accumulated other comprehensive income was nominal.
As of December 31, 2021 and 2020, we, through Trilogy REIT Holdings, in which we indirectly hold a 76.0% and 70.0%, respectively, ownership interest, owned 95.9% and 96.6%, respectively, of the outstanding equity interests of Trilogy. As of December 31, 2021 and 2020, certain members of Trilogy’s management and certain members of an advisory committee to Trilogy’s board of directors owned approximately 4.1% and 3.4%, respectively, of the outstanding equity interests of Trilogy. The noncontrolling interests held by such members have redemption features outside of our control and are accounted for as redeemable noncontrolling interests in our accompanying consolidated balance sheets.
On October 1, 2021, upon consummation of the Merger and through our operating partnership, we acquired approximately 98.0% of the joint ventures with an affiliate of Meridian Senior Living, LLC, or Meridian, that own Central Florida Senior Housing Portfolio, Pinnacle Beaumont ALF and Pinnacle Warrenton ALF. Also on October 1, 2021, in connection with the Merger, we acquired approximately 90.0% of the joint venture with Avalon Health Care, Inc., or Avalon, that owns Catalina West Haven ALF and Catalina Madera ALF. The noncontrolling interests held by Meridian and Avalon have redemption features outside of our control and are accounted for as redeemable noncontrolling interests in our accompanying consolidated balance sheets.
We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
Beginning balance	$40,340,000	$44,105,000
Additional redeemable noncontrolling interests	30,236,000	—
Reclassification from equity	5,923,000	715,000
Distributions	(1,579,000)	(1,271,000)
Repurchase of redeemable noncontrolling interests	(8,431,000)	(150,000)
Adjustment to redemption value	7,380,000	(3,714,000)
Net (loss) income attributable to redeemable noncontrolling interests	(1,144,000)	655,000
Ending balance	$72,725,000	$40,340,000
14. Equity
Any stock transactions described below that occurred prior to the Merger are presented at their historical amounts. Subsequent to the Merger, such stock transactions would be converted using the conversion ratio of 0.9266 shares of GAHR IV Class I common stock for each share of GAHR III common stock, as determined in the Merger.
Preferred Stock
Pursuant to our charter, we are authorized to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of both December 31, 2021 and 2020, no shares of preferred stock were issued and outstanding.
Common Stock
Prior to the Merger on October 1, 2021 and as of December 31, 2020, our charter authorized us to issue 1,000,000,000 shares of our common stock, par value $0.01 per share and our former advisor owned 22,222 shares of our common stock. In connection with the AHI Acquisition, on October 1, 2021, all 22,222 shares of our common stock owned by our former advisor were redeemed by our operating partnership for $190,000. In addition and in connection with the AHI Acquisition, on October 1, 2021, our operating partnership also redeemed all 20,833 shares of our Class T common stock owned by GAHR IV Advisor in GAHR IV for approximately $192,000.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
At the effective time of the REIT Merger, on October 1, 2021, each issued and outstanding share of GAHR III’s common stock, $0.01 par value per share, was converted into the right to receive 0.9266 shares of GAHR IV’s Class I common stock, $0.01 par value per share, resulting in the issuance of 179,637,776 shares of Class I common stock to GAHR III’s stockholders. Also, on October 1, 2021, we filed the Fourth Articles of Amendment and Restatement to our charter, or the Charter Amendment, which among other things, amended the common stock we are authorized to issue. As of December 31, 2021, the Charter Amendment authorized us to issue 1,000,000,000 shares of our common stock, par value $0.01 per share, whereby 200,000,000 shares were classified as Class T common stock and 800,000,000 shares were classified as Class I common stock.
On March 12, 2015, we terminated the primary portion of our initial public offering. We continued to offer shares of our common stock in the GAHR III initial offering pursuant to the Initial DRIP, until the termination of the DRIP portion of the GAHR III initial offering and deregistration of the GAHR III initial offering on April 22, 2015. On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act to register a maximum of $250,000,000 of additional shares of our common stock pursuant to the 2015 GAHR III DRIP Offering and we commenced offering shares following the deregistration of the GAHR III initial offering until its termination and deregistration of the 2015 GAHR III DRIP Offering on March 29, 2019.
On January 30, 2019, we filed a Registration Statement on Form S-3 under the Securities Act to register a maximum of $200,000,000 of additional shares of our common stock to be issued pursuant to the 2019 GAHR III DRIP Offering, which we commenced offering on April 1, 2019, following the deregistration of the 2015 GAHR III DRIP Offering. On May 29, 2020, our board authorized the suspension of the 2019 GAHR III DRIP Offering, and consequently, ceased issuing shares pursuant to such offering following the distributions paid in June 2020 to stockholders of record on or prior to the close of business on May 31, 2020. As a result of the Merger, we deregistered the 2019 GAHR III DRIP Offering on October 4, 2021. Further, on October 4, 2021, our board authorized the reinstatement of the AHR DRIP Offering. We continue to offer up to $100,000,000 of shares of our common stock to be issued pursuant to the DRIP under the AHR DRIP Offering. See Note 1, Organization and Description of Business — Public Offering and “Distribution Reinvestment Plan” section below for a further discussion.
Through September 30, 2021, GAHR III had issued 184,930,598 shares of its common stock in connection with the primary portion of its initial public offering and 35,059,456 shares of its common stock pursuant to our DRIP Offerings. GAHR III also repurchased 26,257,404 shares of its common stock under its share repurchase plan and granted an aggregate of 135,000 shares of its restricted common stock to our independent directors through September 30, 2021. Upon consummation of the Merger on October 1, 2021, we, as a Combined Company, issued 179,637,776 shares of Class I common stock to GAHR III’s stockholders, pursuant to the terms of the REIT Merger.
Noncontrolling Interests in Total Equity
As of December 31, 2021 and 2020, Trilogy REIT Holdings owned approximately 95.9% and 96.6%, respectively, of Trilogy. Prior to October 1, 2021, we were the indirect owner of a 70.0% interest in Trilogy REIT Holdings pursuant to an amended joint venture agreement with an indirect, wholly owned subsidiary of NorthStar Healthcare Income, Inc., or NHI, and a wholly owned subsidiary of GAHR IV Operating Partnership. Both we and GAHR IV were co-sponsored by AHI and Griffin Capital. We serve as the managing member of Trilogy REIT Holdings. As part of the Merger on October 1, 2021, the wholly owned subsidiary of GAHR IV Operating Partnership sold its 6.0% interest in Trilogy REIT Holdings to GAHR III, thereby increasing our indirect ownership in Trilogy REIT Holdings to 76.0%. As of December 31, 2021, NHI indirectly owned a 24.0% membership interest in Trilogy REIT Holdings. As of December 31, 2020, NHI and GAHR IV indirectly owned a 24.0% and 6.0% membership interest in Trilogy REIT Holdings, respectively. Through September 30, 2021, 30.0% of the net earnings of Trilogy REIT Holdings were allocated to noncontrolling interests, and for the period October 1, 2021 through December 31, 2021, 24.0% of the net earnings of Trilogy REIT Holdings were allocated to a noncontrolling interest. The acquisition of additional interest in Trilogy REIT Holdings as a result of the REIT Merger was accounted for separately from the business combination as an equity transaction under ASC Topic 810. The transaction resulted in a decrease to noncontrolling interest of $44,730,000 with an offset to additional paid-in capital.
In connection with our acquisition and operation of Trilogy, profit interest units in Trilogy, or the Profit Interests, were issued to Trilogy Management Services, LLC and an independent director of Trilogy, both unaffiliated third parties that manage or direct the day-to-day operations of Trilogy. The Profit Interests consist of time-based or performance-based commitments. The time-based Profit Interests were measured at their grant date fair value and vest in increments of 20.0% on each anniversary of the respective grant date over a five year period. We amortized the time-based Profit Interests on a straight-line basis over the vesting periods, which are recorded to general and administrative in our accompanying consolidated statements of operations and comprehensive income (loss). The performance-based Profit Interests are subject to a performance commitment and vest upon liquidity events as defined in the Profit Interests agreements. The performance-based Profit Interests were measured at

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
their fair value on the adoption date of ASU 2018-07 using a modified retrospective approach. The nonvested awards are presented as noncontrolling interests in total equity in our accompanying consolidated balance sheets, and are re-classified to redeemable noncontrolling interests upon vesting as they have redemption features outside of our control similar to the common stock units held by Trilogy’s management. See Note 13, Redeemable Noncontrolling Interests, for a further discussion.
In December 2021, we redeemed a part of the time-based Profit Interests, and all of the performance-based Profit Interests that were included in noncontrolling interests in total equity. We redeemed such Profit Interests for $16,517,000, which was paid $8,650,000 in cash and $7,867,000 through the issuance of additional equity interests in Trilogy that are classified as redeemable noncontrolling interests in our consolidated balance sheets. There were no canceled, expired or exercised Profit Interests during the years ended December 31, 2020 and 2019. For the years ended December 31, 2021, 2020 and 2019, we recognized stock compensation expense related to the Profit Interests of $8,801,000, $(1,342,000) and $2,744,000, respectively.
One of our consolidated subsidiaries issued non-voting preferred shares of beneficial interests to qualified investors for total proceeds of $125,000. These preferred shares of beneficial interests are entitled to receive cumulative preferential cash dividends at the rate of 12.5% per annum. We classify the value of the subsidiary’s preferred shares of beneficial interests as noncontrolling interests in our accompanying consolidated balance sheets and the dividends of the preferred shares of beneficial interests in net income or loss attributable to noncontrolling interests in our accompanying consolidated statements of operations and comprehensive income (loss).
As of both December 31, 2021 and 2020, we owned an 86.0% interest in a consolidated limited liability company that owns Lakeview IN Medical Plaza, which we acquired on January 21, 2016. As such, 14.0% of the net earnings of Lakeview IN Medical Plaza were allocated to noncontrolling interests for the years ended December 31, 2021, 2020 and 2019.
On April 7, 2020, we sold a 9.4% membership interest in a consolidated limited liability company that owns Southlake TX Hospital to an unaffiliated third party for a contract purchase price of $11,000,000 and therefore as of both December 31, 2021 and 2020, we owned a 90.6% membership interest in such consolidated limited liability company. For the year ended December 31, 2020, our former advisor agreed to waive the $220,000 disposition fee that may have otherwise been due to our former advisor pursuant to the Advisory Agreement. For the year ended December 31, 2021 and for the period from April 7, 2020 through December 31, 2020, 9.4% of the net earnings of Southlake TX Hospital were allocated to noncontrolling interests in our accompanying consolidated statements of operations and comprehensive income (loss).
On October 1, 2021, upon consummation of the Merger, through our operating partnership, we acquired an approximate 90.0% interest in a joint venture that owns the Louisiana Senior Housing Portfolio. As such, 10.0% of the net earnings of the joint venture were allocated to noncontrolling interests in our accompanying consolidated statements of operations from October 1, 2021 through December 31, 2021.
As discussed in Note 1, Organization and Description of Business, as a result of the Merger and the AHI Acquisition on October 1, 2021 and as of December 31, 2021, we, through our direct and indirect subsidiaries, own an approximately 94.9% general partnership interest in our operating partnership and the remaining approximate 5.1% limited partnership interest in our operating partnership is owned by the NewCo Sellers. Approximately 4.1% of our total operating partnership units outstanding is presented in total equity in our accompanying consolidated balance sheet as of December 31, 2021. The issuance of our surviving operating partnership units was accounted for separately from the business combination as an equity transaction under ASC Topic 810. The transaction resulted in an increase to noncontrolling interest of $75,727,000 with an offset to additional paid-in capital. See Note 13, Redeemable Noncontrolling Interests, for a further discussion.
Distribution Reinvestment Plan
We had registered and reserved $35,000,000 in shares of our common stock for sale pursuant to the Initial DRIP in the GAHR III initial offering, which we deregistered on April 22, 2015. We continued to offer shares of our common stock pursuant to the 2015 GAHR III DRIP Offering, which commenced following the deregistration of the GAHR III initial offering, until the deregistration of the 2015 GAHR III DRIP Offering on March 29, 2019. We continued to offer up to $200,000,000 of additional shares of our common stock pursuant to the 2019 GAHR III DRIP Offering, which commenced on April 1, 2019, following the deregistration of the 2015 GAHR III DRIP Offering.
Effective October 5, 2016, we amended and restated the Initial DRIP to amend the price at which shares of our common stock were issued pursuant to such distribution reinvestment plan. Pursuant to the Amended and Restated DRIP, shares are issued at a price equal to the most recently estimated net asset value, or NAV, of one share of our common stock, as approved and established by our board. The Amended and Restated DRIP became effective with the distribution payments to

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stockholders paid in the month of November 2016. In all other material respects, the terms of the 2015 GAHR III DRIP Offering remained unchanged by the Amended and Restated DRIP.
On May 29, 2020, in consideration of the impact the COVID-19 pandemic had on the United States, globally and on our business operations, our board authorized the temporary suspension of all stockholder distributions upon the completion of the payment of distributions payable to stockholders of record on or prior to the close of business on May 31, 2020. As a result, our board also approved the suspension of the 2019 GAHR III DRIP Offering. Such suspension was effective upon the completion of all shares issued with respect to distributions payable to stockholders of record on or prior to the close of business on May 31, 2020. As a result of the Merger, we deregistered the 2019 GAHR III DRIP Offering on October 4, 2021. Further, on October 4, 2021, our board reinstated distributions and authorized the reinstatement of the AHR DRIP Offering. We continue to offer up to $100,000,000 of shares of our common stock to be issued pursuant to the DRIP under the AHR DRIP Offering. As a result, beginning with the October 2021 distribution, which was paid in November 2021, stockholders who previously enrolled as participants in the DRIP received or will receive distributions in shares of our common stock pursuant to the terms of the DRIP, instead of cash distributions.
Since October 5, 2016, our board had approved and established an estimated per share NAV annually. Commencing with the distribution payment to stockholders paid in the month following such board approval, shares of our common stock issued pursuant to our distribution reinvestment plan are issued at the current estimated per share NAV until such time as our board determined an updated estimated per share NAV. The following is a summary of the historical estimated per share NAV for GAHR III and the Combined Company, as applicable:

Approval Date by our Board	Estimated Per Share NAV (Unaudited)
10/03/18	$9.37
10/03/19	$9.40
03/18/21	$8.55
03/24/22	$9.29
For the years ended December 31, 2021, 2020 and 2019, $7,666,000, $21,861,000 and $55,440,000, respectively, in distributions were reinvested and 831,463, 2,325,762 and 5,913,684 shares of our common stock, respectively, were issued pursuant to our DRIP Offerings.
Share Repurchase Plan
In response to the effects of the COVID-19 pandemic and to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects, on March 31, 2020, our board partially suspended our share repurchase plan with respect to all repurchase requests other than repurchases resulting from the death or qualifying disability of stockholders, beginning with share repurchase requests submitted for repurchase during the second quarter of 2020. Repurchase requests that resulted from the death or qualifying disability of stockholders were not suspended, but remained subject to all terms and conditions of our share repurchase plan, including our board’s discretion to determine whether we had sufficient funds available to repurchase any shares. Subsequently, on May 29, 2020, our board suspended our share repurchase plan with respect to all share repurchase requests received after May 31, 2020, including repurchases resulting from the death or qualifying disability of stockholders. On July 1, 2020, we repurchased the shares submitted pursuant to the final share repurchase requests honored prior to the suspension of our share repurchase plan.
Our share repurchase plan allows for repurchases of shares of our common stock by us when certain criteria are met. Share repurchases are made at the sole discretion of our board. Subject to the availability of the funds for share repurchases and other certain conditions, we generally limit the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided however, that shares subject to a repurchase requested upon the death or “qualifying disability,” as defined in our share repurchase plan, of a stockholder are not subject to this cap. Funds for the repurchase of shares of our common stock come from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to our DRIP Offerings. Furthermore, our share repurchase plan provides that if there are insufficient funds to honor all repurchase requests, pending requests may be honored among all requests for repurchase in any given repurchase period as follows: first, repurchases in full as to repurchases that would result in a stockholder owning less than $2,500 of shares; and, next, pro rata as to other repurchase requests.
Pursuant to our share repurchase plan, the repurchase price is equal to the lesser of (i) the amount per share that a stockholder paid for their shares of our common stock, or (ii) the most recent estimated value of one share of our common

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stock, as determined by our board. Prior to October 4, 2021, for requests submitted pursuant to a death or a qualifying disability of a stockholder, the repurchase price was 100% of the amount per share the stockholder paid for their shares of common stock. However, on October 4, 2021, our board authorized our amended and restated share repurchase plan that included the change in the repurchase price with respect to repurchases resulting from the death or qualifying disability (as such term is defined in the share repurchase plan) of stockholders from 100% of the price paid by the stockholder to acquire shares of our Class T common stock or Class I common stock, as applicable, to the most recently published estimated per share NAV. In addition, on October 4, 2021, our board authorized the partial reinstatement of our share repurchase plan with respect to requests to repurchase shares resulting from the death or qualifying disability of stockholders, effective with respect to qualifying repurchases for the fiscal quarter ending December 31, 2021. All share repurchase requests other than those requests resulting from the death or qualifying disability of stockholders were and shall be rejected.
For the year ended December 31, 2021, we repurchased shares of our common stock owned by our former advisor and GAHR IV Advisor as discussed above in the “Common Stock” section. For the years ended December 31, 2020 and 2019, we repurchased 2,410,864 and 9,526,087 shares of our common stock, respectively, for an aggregate of $23,107,000 and $89,888,000, respectively, at an average repurchase price of $9.58 and $9.44 per share, respectively. In January 2022, we repurchased 448,375 shares of our common stock, for an aggregate of $4,134,000, at an average repurchase price of $9.22 per share. All shares were repurchased using the cumulative proceeds we received from the sale of shares of our common stock pursuant to our DRIP Offerings.
2015 Incentive Plan
Prior to the REIT Merger, GAHR III adopted the 2013 Incentive Plan pursuant to which its board, or a committee of its independent directors, could grant options, shares of our common stock, stock purchase rights, stock appreciation rights or other awards to its independent directors, employees and consultants, or the 2013 Incentive Plan. The maximum number of shares of common stock that could have been issued pursuant to the 2013 Incentive Plan was 2,000,000 shares.
Upon consummation of the Merger, we adopted the 2015 Incentive Plan, as amended and restated, or our incentive plan, pursuant to which our board (with respect to options and restricted shares of common stock granted to independent directors), or our compensation committee (with respect to any other award), may make grants of options, restricted shares of common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, officers, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to our incentive plan is 4,000,000 shares.
As a result of the REIT Merger, under our incentive plan, certain executive officers and key employees received initial grants of 477,901 time-based shares of our restricted Class T common stock and 159,301 performance-based restricted units representing the right to receive shares of our Class T common stock upon vesting. The time-based restricted stock vests in three equal annual installments on October 1, 2022, October 1, 2023 and October 1, 2024 (subject to continuous service through each vesting date). The performance-based restricted units will cliff vest in the first quarter of 2025 (subject to continuous service through that vesting date) with the amount vesting depending on meeting certain key performance criteria as further described in our incentive plan. Also in connection with the Merger, on October 4, 2021, certain of our key employees were granted 319,149 shares of our restricted Class T common stock under our incentive plan, which will cliff vest on October 4, 2024 (subject to continuous service through that vesting date).
As of December 31, 2021, we granted an aggregate of 1,082,455 of shares of our restricted common stock under our incentive plan. Such amount includes: (i) 160,314 shares of our restricted Class T common stock, at a weighted average grant date fair value of $9.61 per share, to our independent directors; (ii) 477,901 time-based shares of our restricted Class T common stock, at a grant date fair value of $9.22 per share, to certain executive officers and key employees; and (iii) 319,149 shares of our restricted Class T common stock, at a grant date fair value of $9.22 per share, to certain of our key employees. In addition, as of December 31, 2021, under the 2013 Incentive Plan, GAHR III granted an aggregate of 135,000 shares of its restricted common stock, which is equal to 125,091 shares of restricted Class I common stock, using the conversion ratio of 0.9266 shares of GAHR IV Class I common stock for each share of GAHR III restricted common stock, as determined in the Merger.
For the year ended December 31, 2021, we recognized stock compensation expense related to the restricted stock grants to our independent directors, executive officers and key employees of $857,000. Such stock compensation expense is included in general and administrative in our accompanying consolidated statements of operations and comprehensive income (loss).
For the years ended December 31, 2020 and 2019, under the 2013 Incentive Plan, GAHR III granted an aggregate of 7,500 and 22,500 shares of its restricted common stock, respectively, at a weighted average grant date fair value of $9.40 and $9.37 per share, respectively, to its independent directors in connection with their re-election to its board or in consideration for

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
their past services rendered. Such shares vested as to 20.0% of the shares on the date of grant and on each of the first four anniversaries of the grant date. For the years ended December 31, 2020 and 2019, GAHR III recognized stock compensation expense related to the independent director grants of $155,000 and $215,000, respectively. Such stock compensation expense is included in general and administrative in the Combined Company’s accompanying consolidated statements of operations and comprehensive income (loss).
Stockholder Servicing Fee
On October 1, 2021, in connection with the Merger, we assumed GAHR IV's obligations related to stockholder servicing fees. Such fees are paid quarterly with respect to our Class T shares sold in GAHR IV's initial public offering as additional compensation to participating broker-dealers. No stockholder servicing fee is paid with respect to Class I shares or shares of our common stock sold pursuant to our DRIP Offerings. The stockholder servicing fee accrued daily in an amount equal to 1/365th of 1.0% of the purchase price per share of our Class T shares sold in the primary portion of GAHR IV's public offering. We will cease paying the stockholder servicing fee upon the occurrence of certain defined events, such as our redemption of such Class T shares. By agreement with participating broker-dealers, such stockholder servicing fee may have been reduced or limited.
Following the termination of GAHR IV’s public offering on February 15, 2019, we no longer incur additional stockholder servicing fees. As of December 31, 2021, we accrued $1,583,000 in connection with the stockholder servicing fee payable, which is included in accounts payable and accrued liabilities in our accompanying consolidated balance sheet.
15. Related Party Transactions
Fees and Expenses Paid to Affiliates
Prior to the closing of the AHI Acquisition on October 1, 2021, our former advisor used its best efforts, subject to the oversight and review of our board, to, among other things, provide asset management, property management, acquisition, disposition and other advisory services on our behalf consistent with our investment policies and objectives. Our former advisor performed its duties and responsibilities under the Advisory Agreement as our fiduciary. Until September 30, 2021, all of our executive officers were officers of our former advisor and officers, limited partners and/or members of one of our former co-sponsors and other affiliates of our former advisor.
Set forth below is a description of the transactions with our former advisor or its affiliates that occurred prior to the closing of the Merger and the AHI Acquisition. On December 20, 2021, the Advisory Agreement was assigned to NewCo and as a result, any fees that would have otherwise been payable to our former advisor are now eliminated in consolidation. Following the consummation of the Merger, we became self-managed and as a result, we no longer incur to our former advisor and its affiliates any fees or expense reimbursements arising from the Advisory Agreement. In the aggregate, for the years ended December 31, 2021, 2020 and 2019, we incurred $21,113,000, $25,875,000 and $25,064,000, respectively, in fees and expenses to our former advisor or its affiliates as detailed below.
Acquisition and Development Stage
Acquisition Fee
We paid our former advisor or its affiliates an acquisition fee of up to 2.25% of the contract purchase price, including any contingent or earn-out payments that were paid, for each property we acquired or 2.00% of the origination or acquisition price, including any contingent or earn-out payments that were paid, for any real estate-related investment we originated or acquired. Our former advisor or its affiliates were entitled to receive these acquisition fees for properties and real estate-related investments we acquired with funds raised in the GAHR III initial offering, or funded with net proceeds from the sale of a property or real estate-related investment, subject to certain conditions.
On June 23, 2021, in anticipation of the Merger, we entered into an amendment to the Advisory Agreement, whereby it was agreed that any acquisition fee due to our former advisor would be waived in connection with the REIT Merger. For the years ended December 31, 2021, 2020 and 2019, we incurred $1,363,000, $480,000 and $1,124,000, respectively, in acquisition fees to our former advisor. Acquisition fees in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments were capitalized as part of the associated investments in our accompanying consolidated balance sheets.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Development Fee
In the event our former advisor or its affiliates provided development-related services, our former advisor or its affiliates received a development fee in an amount that was usual and customary for comparable services rendered for similar projects in the geographic market where the services were provided; however, we did not pay a development fee to our former advisor or its affiliates if our former advisor or its affiliates elected to receive an acquisition fee based on the cost of such development.
For the years ended December 31, 2021, 2020 and 2019, we incurred $856,000, $1,073,000 and $346,000, respectively, in development fees to our former advisor or its affiliates, which were capitalized as part of the associated investments in our accompanying consolidated balance sheets.
Operational Stage
Asset Management Fee
We paid our former advisor or its affiliates a monthly fee for services rendered in connection with the management of our assets equal to one-twelfth of 0.75% of average invested assets, subject to our stockholders receiving distributions in an amount equal to 5.0% per annum, cumulative, non-compounded, of invested capital. For such purposes, average invested assets means the average of the aggregate book value of our assets invested in real estate and real estate-related investments, before deducting depreciation, amortization, bad debt and other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period of calculation; and invested capital means, for a specified period, the aggregate issue price of shares of our common stock purchased by our stockholders, reduced by distributions of net sales proceeds by us to our stockholders and by any amounts paid by us to repurchase shares of our common stock pursuant to our share repurchase plan. In an effort to increase our liquidity during the ongoing uncertainty surrounding the COVID-19 pandemic, on May 29, 2020, our former advisor deferred 50.0% of the asset management fees that it would otherwise have been entitled to receive pursuant to the Advisory Agreement for services performed by our former advisor or its affiliates during the period from June 1, 2020 to November 30, 2020. Such deferred asset management fees of $5,207,000 as of December 31, 2020 were included in accounts payable due to affiliates in our accompanying consolidated balance sheets, and were paid in full on January 4, 2021. In addition, on June 23, 2021, in anticipation of the Merger, we entered into a Mutual Consent, pursuant to which, for the period from the date of the Mutual Consent until the earlier to occur of (i) the closing of the Merger, or (ii) the termination of the Merger Agreement, the parties waived the requirement that the asset management fee accrues until our stockholders have received distributions in an amount equal to 5.0% per annum, cumulative, non-compounded, of their invested capital.
For the years ended December 31, 2021, 2020 and 2019, we incurred $16,187,000, $20,693,000 and $20,073,000, respectively, in asset management fees to our former advisor or its affiliates. Asset management fees were included in general and administrative in our accompanying consolidated statements of operations and comprehensive income (loss).
Property Management Fee
Our former advisor or its affiliates directly served as property manager to certain of our properties or sub-contracted their property management duties to any third party and provided oversight of such third-party property manager. We paid our former advisor or its affiliates a monthly management fee equal to a percentage of the gross monthly cash receipts of such property as follows: (i) a property management oversight fee of 1.0% of the gross monthly cash receipts of any stand-alone, single-tenant, net leased property; (ii) a property management oversight fee of 1.5% of the gross monthly cash receipts of any property that was not a stand-alone, single-tenant, net leased property and for which our former advisor or its affiliates provided oversight of a third party that performed the duties of a property manager with respect to such property; or (iii) a fair and reasonable property management fee that was approved by a majority of our directors, including a majority of our independent directors, that was not less favorable to us than terms available from unaffiliated third parties for any property that was not a stand-alone, single-tenant, net leased property and for which our former advisor or its affiliates directly served as the property manager without sub-contracting such duties to a third party.
For the years ended December 31, 2021, 2020 and 2019, we incurred $1,993,000, $2,632,000 and $2,611,000, respectively, in property management fees to our former advisor or its affiliates. Property management fees were included in rental expenses or general and administrative expenses in our accompanying consolidated statements of operations and comprehensive income (loss), as applicable.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Lease Fees
We paid our former advisor or its affiliates a separate fee for any leasing activities in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Such fee generally ranged from 3.0% to 6.0% of the gross revenues generated during the initial term of the lease.
For the years ended December 31, 2021, 2020 and 2019, we incurred $410,000, $579,000 and $379,000, respectively, in lease fees to our former advisor or its affiliates. Lease fees were capitalized as lease commissions and included in other assets, net in our accompanying consolidated balance sheets.
Construction Management Fee
In the event that our former advisor or its affiliates assisted with planning and coordinating the construction of any capital or tenant improvements, our former advisor or its affiliates were paid a construction management fee of up to 5.0% of the cost of such improvements.
For the years ended December 31, 2021, 2020 and 2019, we incurred $144,000, $183,000 and $320,000, respectively, in construction management fees to our former advisor or its affiliates. Construction management fees were capitalized as part of the associated asset and included in real estate investments, net in our accompanying consolidated balance sheets.
Operating Expenses
We reimbursed our former advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations. However, we did not reimburse our former advisor or its affiliates at the end of any fiscal quarter for total operating expenses that, in the four consecutive fiscal quarters then ended, exceeded the greater of: (i) 2.0% of our average invested assets, as defined in the Advisory Agreement; or (ii) 25.0% of our net income, as defined in the Advisory Agreement, unless our independent directors determined that such excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient.
For the 12 months ended December 31, 2021, 2020 and 2019, our operating expenses did not exceed the aforementioned limitations. For the years ended December 31, 2021, 2020 and 2019, our former advisor or its affiliates incurred operating expenses on our behalf of $160,000, $235,000 and $211,000, respectively. Following the Merger and the AHI Acquisition, we no longer reimburse our former advisor for operating expenses incurred. Operating expenses were generally included in general and administrative in our accompanying consolidated statements of operations and comprehensive income (loss).
Liquidity Stage
Disposition Fees
For services relating to the sale of one or more properties, we paid our former advisor or its affiliates a disposition fee of up to the lesser of 2.0% of the contract sales price or 50.0% of a customary competitive real estate commission given the circumstances surrounding the sale, in each case as determined by our board, including a majority of our independent directors, upon the provision of a substantial amount of the services in the sales effort. The amount of disposition fees paid, when added to the real estate commissions paid to unaffiliated third parties, did not exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price.
For the years ended December 31, 2021 and 2020, our former advisor agreed to waive $93,000 and $431,000, respectively, of disposition fees that may otherwise have been due to our former advisor pursuant to the Advisory Agreement. See Note 2, Summary of Significant Accounting Policies — Properties Held for Sale, and Note 4, Real Estate Investments, Net, for discussions of our property dispositions, as well as Note 14, Equity — Noncontrolling Interests in Total Equity, for a discussion of the disposition of membership interests in a consolidated limited liability company. Our former advisor did not receive any additional securities, shares of stock or any other form of consideration or any repayment as a result of the waiver of such disposition fees. For the year ended December 31, 2019, we did not incur any disposition fees to our former advisor or its affiliates.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Registration Rights Agreement
On October 1, 2021, at the consummation of the AHI Acquisition, GAHR III and the surviving partnership entered into a registration rights agreement, or the Registration Rights Agreement, with Griffin-American Strategic Holdings, LLC, or HoldCo, pursuant to which, subject to certain limitations therein, as promptly as practicable following the later of the expiration of (i) the period commencing on the closing of the AHI Acquisition and ending upon the earliest to occur of (a) the second anniversary date of the issuance of the surviving partnership OP units issued in connection with the AHI Acquisition, (b) a change of control of Merger Sub, and (c) the listing of shares of our common stock on a national securities exchange, or the Lock-Up Period; and (ii) the date on which we are eligible to file a registration statement (but in any event no later than 180 days after such date), we, as the indirect parent company of the surviving partnership, are required to file a shelf registration statement with the SEC under the Securities Act covering the resale of the shares of our Class I common stock issued or issuable in redemption of the surviving partnership OP units that the surviving partnership issued as consideration in the AHI Acquisition. The Registration Rights Agreement also grants HoldCo (or any successor holder of such shares) demand rights to request additional registration statement filings as well as “piggyback” registration rights, in each case on or after the expiration of the Lock-Up Period. In connection with the Merger, we assumed from GAHR III the Registration Rights Agreement and GAHR III’s obligations thereunder in their entirety.
Accounts Payable Due to Affiliates
The following amounts were outstanding to our affiliates as of December 31, 2021 and 2020:

	December 31,
Fee	2021	2020
Lease commissions	$245,000	$27,000
Development fees	229,000	743,000
Construction management fees	152,000	91,000
Operating expenses	100,000	10,000
Asset and property management fees	83,000	7,155,000
Acquisition fees	57,000	—
	$866,000	$8,026,000
16. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2021, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivative financial instruments	$—	$500,000	$—	$500,000
Warrants	—	—	786,000	786,000
Total liabilities at fair value	$—	$500,000	$786,000	$1,286,000

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instrument	$—	$—	$—	$—
Total assets at fair value	$—	$—	$—	$—
Liabilities:
Derivative financial instruments	$—	$7,877,000	$—	$7,877,000
Warrants	—	—	1,025,000	1,025,000
Total liabilities at fair value	$—	$7,877,000	$1,025,000	$8,902,000
There were no transfers into and out of fair value measurement levels during the years ended December 31, 2021 and 2020.
Derivative Financial Instruments
We use interest rate swaps or interest rate caps to manage interest rate risk associated with variable-rate debt. The valuation of these instruments is determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, as well as option volatility. The fair values of interest rate swaps are determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate curves.
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
Although we have determined that the majority of the inputs used to value our derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of December 31, 2021, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Warrants
As of December 31, 2021 and 2020, we have recorded $786,000 and $1,025,000, respectively, related to warrants in Trilogy common units held by certain members of Trilogy’s management, which is included in security deposits, prepaid rent and other liabilities in our accompanying consolidated balance sheets. Once exercised, these warrants have redemption features similar to the common units held by members of Trilogy’s management. See Note 13, Redeemable Noncontrolling Interests, for a further discussion. As of December 31, 2021 and 2020, the carrying value is a reasonable estimate of fair value.
Financial Instruments Disclosed at Fair Value
Our accompanying consolidated balance sheets include the following financial instruments: debt security investment, cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and accrued liabilities, accounts payable due to affiliates, mortgage loans payable and borrowings under our lines of credit and term loans.
We consider the carrying values of cash and cash equivalents, restricted cash, accounts and other receivables and accounts payable and accrued liabilities to approximate the fair value for these financial instruments based upon an evaluation of the underlying characteristics, market data and because of the short period of time between origination of the instruments and

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
their expected realization. The fair value of accounts payable due to affiliates is not determinable due to the related party nature of the accounts payable. The fair values of the other financial instruments are classified in Level 2 of the fair value hierarchy.
The fair value of our debt security investment is estimated using a discounted cash flow analysis using interest rates available to us for investments with similar terms and maturities. The fair values of our mortgage loans payable and our lines of credit and term loans are estimated using discounted cash flow analyses using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that the valuations of our debt security investment, mortgage loans payable and lines of credit and term loans are classified in Level 2 within the fair value hierarchy. The carrying amounts and estimated fair values of such financial instruments as of December 31, 2021 and 2020 were as follows:

	December 31,
	2021		2020
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Financial Assets:
Debt security investment	$79,315,000	$93,920,000	$75,851,000	$94,033,000
Financial Liabilities:
Mortgage loans payable	$1,095,594,000	$1,075,729,000	$810,478,000	$830,049,000
Lines of credit and term loans	$1,222,853,000	$1,226,636,000	$836,770,000	$847,048,000
___________
(1)Carrying amount is net of any discount/premium and unamortized costs.
17. Income Taxes
As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. We have elected to treat certain of our consolidated subsidiaries as TRS pursuant to the Code. TRS may participate in services that would otherwise be considered impermissible for REITs and are subject to federal and state income tax at regular corporate tax rates.
The components of income or loss before taxes for the years ended December 31, 2021, 2020 and 2019, were as follows:

	December 31,
	2021	2020	2019
Domestic	$(52,001,000)	$6,171,000	$1,193,000
Foreign	(312,000)	(386,000)	(521,000)
(Loss) income before income taxes	$(52,313,000)	$5,785,000	$672,000
The components of income tax benefit or expense for the years ended December 31, 2021, 2020 and 2019 were as follows:

	December 31,
	2021	2020	2019
Federal deferred	$(12,033,000)	$(4,818,000)	$(3,672,000)
State deferred	(2,908,000)	(932,000)	(737,000)
Federal current	—	(361,000)	(29,000)
State current	329,000	—	(16,000)
Foreign current	627,000	612,000	605,000
Valuation allowances	14,941,000	2,421,000	5,373,000
Total income tax expense (benefit)	$956,000	$(3,078,000)	$1,524,000
Current Income Tax
Federal and state income taxes are generally a function of the level of income recognized by our TRS. Foreign income taxes are generally a function of our income on our real estate located in the UK and Isle of Man.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Deferred Taxes
Deferred income tax is generally a function of the period’s temporary differences (primarily basis differences between tax and financial reporting for real estate assets and equity investments) and generation of tax NOL that may be realized in future periods depending on sufficient taxable income.
We recognize the financial statement effects of an uncertain tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of both December 31, 2021 and 2020, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying consolidated financial statements.
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of December 31, 2021 and 2020, our valuation allowance fully reserves and substantially reserves, respectively, the net deferred tax assets due to historical losses and inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.
Any increases or decreases to the deferred income tax assets or liabilities are reflected in income tax (expense) benefit in our accompanying consolidated statements of operations and comprehensive income (loss). The components of deferred tax assets and liabilities as of December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
Deferred income tax assets:
Fixed assets and intangibles	$9,870,000	$5,619,000
Expense accruals and other	17,804,000	13,968,000
Net operating loss and other carry forwards	41,164,000	21,168,000
Reserves and accruals	7,375,000	6,541,000
Allowances for accounts receivable	1,951,000	1,932,000
Investments in unconsolidated entities	2,611,000	2,357,000
Total deferred income tax assets	$80,775,000	$51,585,000
Deferred income tax liabilities:
Fixed assets and intangibles	$(18,689,000)	$(16,840,000)
Other — temporary differences	(2,467,000)	(2,868,000)
Total deferred income tax liabilities	$(21,156,000)	$(19,708,000)

Net deferred income tax assets before valuation allowance	$59,619,000	$31,877,000
Valuation allowances	(59,619,000)	(31,877,000)
Net deferred income tax assets (liabilities)	$—	$—
At December 31, 2021 and 2020, we had a NOL carryforward of $165,321,000 and $87,347,000, respectively, related to our TRS. These amounts can be used to offset future taxable income, if any. The NOL carryforwards incurred before January 1, 2018 will begin to expire starting 2035, and NOL carryforwards incurred after December 31, 2017 will be carried forward indefinitely.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Tax Treatment of Distributions (Unaudited)
For federal income tax purposes, distributions to stockholders are characterized as ordinary income, capital gain distributions or nontaxable distributions. Nontaxable distributions will reduce United States stockholders’ basis (but not below zero) in their shares. The income tax treatment for distributions reportable for the years ended December 31, 2021, 2020 and 2019 was as follows:

	Years Ended December 31,
	2021		2020		2019
Ordinary income	$7,989,000	26.3%	$—	—%	$35,294,000	29.9%
Capital gain	—	—	—	—	—	—
Return of capital	22,406,000	73.7	48,842,000	100	82,731,000	70.1
	$30,395,000	100%	$48,842,000	100%	$118,025,000	100%
Amounts listed above do not include distributions paid on nonvested shares of our restricted common stock which have been separately reported.
18. Leases
Lessor
We have operating leases with tenants that expire at various dates through 2050. For the years ended December 31, 2021 and 2020, we recognized $136,294,000 and $114,770,000, respectively, of revenues related to operating lease payments, of which $23,340,000 and $18,452,000, respectively, was for variable lease payments. As of December 31, 2021, the following table sets forth the undiscounted cash flows for future minimum base rents due under operating leases for each of the next five years ending December 31 and thereafter for properties that we wholly own:

Year	Amount
2022	$151,659,000
2023	143,130,000
2024	132,101,000
2025	118,323,000
2026	107,322,000
Thereafter	611,713,000
Total	$1,264,248,000
Lessee
We lease certain land, buildings, furniture, fixtures, campus equipment, office equipment and automobiles. We have lease agreements with lease and non-lease components, which are generally accounted for separately. Most leases include one or more options to renew, with renewal terms that generally can extend at various dates through 2107, excluding extension options. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. As of December 31, 2021, we had future lease payments of $27,229,000 for an operating lease that had not yet commenced. Such operating lease will commence in fiscal year 2022 with a lease term of 15 years.
The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Certain of our lease agreements include rental payments that are adjusted periodically based on the United States Bureau of Labor Statistics’ Consumer Price Index, and may also include other variable lease costs (i.e., common area maintenance, property taxes and insurance). Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of lease costs were as follows:

		Years Ended December 31,
Lease Cost	Classification	2021	2020	2019
Operating lease cost(1)	Property operating expenses, rental expenses or general and administrative expenses	$23,774,000	$32,441,000	$29,974,000
Finance lease cost
Amortization of leased assets	Depreciation and amortization	1,447,000	1,891,000	2,001,000
Interest on lease liabilities	Interest expense	384,000	609,000	391,000
Sublease income	Resident fees and services revenue or other income	(210,000)	—	—
Total lease cost		$25,395,000	$34,941,000	$32,366,000
___________
(1)Includes short-term leases and variable lease costs, which are immaterial.
Additional information related to our leases for the periods presented below was as follows:

	December 31,
Lease Term and Discount Rate	2021	2020	2019
Weighted average remaining lease term (in years)
Operating leases	16.9	13.3	13.5
Finance leases	3.6	1.3	1.3
Weighted average discount rate
Operating leases	5.52%	5.77%	5.94%
Finance leases	7.68%	5.62%	7.33%

	Years Ended December 31,
Supplemental Disclosure of Cash Flows Information	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows related to operating leases	$16,793,000	$23,790,000	$22,114,000
Operating cash outflows related to finance leases	$384,000	$609,000	$390,000
Financing cash outflows related to finance leases	$170,000	$1,235,000	$3,076,000
Leased assets obtained in exchange for finance lease liabilities	$1,409,000	$66,000	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$29,523,000	$14,302,000	$31,958,000

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Operating Leases
As of December 31, 2021, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for each of the next five years ending December 31 and thereafter, as well as the reconciliation of those cash flows to operating lease liabilities on our accompanying consolidated balance sheet:

Year	Amount
2022	$19,188,000
2023	19,203,000
2024	18,257,000
2025	17,292,000
2026	16,956,000
Thereafter	163,816,000
Total operating lease payments	254,712,000
Less: interest	109,227,000
Present value of operating lease liabilities	$145,485,000
Finance Leases
As of December 31, 2021, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for each of the next five years ending December 31 and thereafter, as well as a reconciliation of those cash flows to finance lease liabilities:

Year	Amount
2022	$55,000
2023	49,000
2024	34,000
2025	31,000
2026	—
Thereafter	—
Total finance lease payments	169,000
Less: interest	21,000
Present value of finance lease liabilities	$148,000
19. Segment Reporting
As of December 31, 2021, we evaluated our business and made resource allocations based on six reportable business segments: medical office buildings, integrated senior health campuses, skilled nursing facilities, SHOP, senior housing and hospitals. Our medical office buildings are typically leased to multiple tenants under separate leases, thus requiring active management and responsibility for many of the associated operating expenses (much of which are, or can effectively be, passed through to the tenants). In addition, our medical office buildings segment included our real estate notes receivable that were settled in full in June 2019. Our hospital investments are primarily single-tenant properties for which we lease the facilities to unaffiliated tenants under triple-net and generally master leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Our skilled nursing and senior housing facilities are similarly structured to our hospital investments. In addition, our senior housing segment includes our debt security investment. Our SHOP include senior housing facilities that are owned and operated utilizing a RIDEA structure. Our integrated senior health campuses include a range of assisted living, memory care, independent living, skilled nursing services and certain ancillary businesses that are owned and operated utilizing a RIDEA structure.
While we believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement, we evaluate our segments’ performance based upon segment net operating income, or NOI. We define segment NOI as total revenues and grant income, less property operating expenses and rental expenses, which excludes depreciation and amortization, general and administrative expenses, business acquisition expenses, interest expense, gain or loss on dispositions

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of real estate investments, impairment of real estate investments, income or loss from unconsolidated entities, foreign currency gain or loss, other income and income tax benefit or expense for each segment. We believe that segment NOI serves as an appropriate supplemental performance measure to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis.
Interest expense, depreciation and amortization and other expenses not attributable to individual properties are not allocated to individual segments for purposes of assessing segment performance. Non-segment assets primarily consist of corporate assets including cash and cash equivalents, other receivables, deferred financing costs and other assets not attributable to individual properties.
On October 1, 2021, as part of the Merger, we acquired 87 properties, comprising 92 buildings, or approximately 4,799,000 square feet of GLA, which expanded our portfolio of real estate properties and SHOP within the segments as outlined above.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Summary information for the reportable segments during the years ended December 31, 2021, 2020 and 2019 was as follows:

	Integrated Senior Health Campuses	SHOP	Medical Office Buildings	Senior Housing	Skilled Nursing Facilities	Hospitals	Year Ended December 31, 2021
Revenues and grant income:
Resident fees and services	$1,025,699,000	$98,236,000	$—	$—	$—	$—	$1,123,935,000
Real estate revenue	—	—	97,297,000	16,530,000	17,309,000	10,232,000	141,368,000
Grant income	13,911,000	3,040,000	—	—	—	—	16,951,000
Total revenues and grant income	1,039,610,000	101,276,000	97,297,000	16,530,000	17,309,000	10,232,000	1,282,254,000
Expenses:
Property operating expenses	943,743,000	86,450,000	—	—	—	—	1,030,193,000
Rental expenses	—	—	36,375,000	366,000	1,507,000	477,000	38,725,000
Segment net operating income	$95,867,000	$14,826,000	$60,922,000	$16,164,000	$15,802,000	$9,755,000	$213,336,000
Expenses:
General and administrative							$43,199,000
Business acquisition expenses							13,022,000
Depreciation and amortization							133,191,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishments)							(80,937,000)
Gain in fair value of derivative financial instruments							8,200,000
Loss on dispositions of real estate investments							(100,000)
Impairment of real estate investments							(3,335,000)
Loss from unconsolidated entities							(1,355,000)
Foreign currency loss							(564,000)
Other income							1,854,000
Total net other expense							(76,237,000)
Loss before income taxes							(52,313,000)
Income tax expense							(956,000)
Net loss							$(53,269,000)

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Integrated Senior Health Campuses	SHOP	Medical Office Buildings	Senior Housing	Skilled Nursing Facilities	Hospitals	Year Ended December 31, 2020
Revenues and grant income:
Resident fees and services	$983,169,000	$85,904,000	$—	$—	$—	$—	$1,069,073,000
Real estate revenue	—	—	78,424,000	14,524,000	16,107,000	10,992,000	120,047,000
Grant income	53,855,000	1,326,000	—	—	—	—	55,181,000
Total revenues and grant income	1,037,024,000	87,230,000	78,424,000	14,524,000	16,107,000	10,992,000	1,244,301,000
Expenses:
Property operating expenses	929,897,000	63,830,000	—	—	—	—	993,727,000
Rental expenses	—	—	30,216,000	64,000	1,572,000	446,000	32,298,000
Segment net operating income	$107,127,000	$23,400,000	$48,208,000	$14,460,000	$14,535,000	$10,546,000	$218,276,000
Expenses:
General and administrative							$27,007,000
Business acquisition expenses							290,000
Depreciation and amortization							98,858,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(71,278,000)
Loss in fair value of derivative financial instruments							(3,906,000)
Gain on dispositions of real estate investments							1,395,000
Impairment of real estate investment							(11,069,000)
Loss from unconsolidated entities							(4,517,000)
Foreign currency gain							1,469,000
Other income							1,570,000
Total net other expense							(86,336,000)
Income before income taxes							5,785,000
Income tax benefit							3,078,000
Net income							$8,863,000

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Integrated Senior Health Campuses	SHOP	Medical Office Buildings	Senior Housing	Skilled Nursing Facilities	Hospitals	Year Ended December 31, 2019
Revenues:
Resident fees and services	$1,030,934,000	$68,144,000	$—	$—	$—	$—	$1,099,078,000
Real estate revenue	—	—	80,805,000	18,407,000	13,345,000	11,481,000	124,038,000
Total revenues	1,030,934,000	68,144,000	80,805,000	18,407,000	13,345,000	11,481,000	1,223,116,000
Expenses:
Property operating expenses	919,793,000	48,067,000	—	—	—	—	967,860,000
Rental expenses	—	—	30,870,000	1,001,000	1,456,000	532,000	33,859,000
Segment net operating income	$111,141,000	$20,077,000	$49,935,000	$17,406,000	$11,889,000	$10,949,000	$221,397,000
Expenses:
General and administrative							$29,749,000
Business acquisition expenses							(161,000)
Depreciation and amortization							111,412,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishment)							(78,553,000)
Loss in fair value of derivative financial instruments							(4,541,000)
Loss from unconsolidated entities							(2,097,000)
Foreign currency gain							1,730,000
Other income							3,736,000
Total net other expense							(79,725,000)
Income before income taxes							672,000
Income tax expense							(1,524,000)
Net loss							$(852,000)
Total assets by reportable segment as of December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
Integrated senior health campuses	$1,896,608,000	$1,886,878,000
Medical office buildings	1,412,247,000	610,653,000
SHOP	625,164,000	348,987,000
Senior housing	255,555,000	152,406,000
Skilled nursing facilities	252,869,000	115,941,000
Hospitals	109,834,000	109,663,000
Other	28,062,000	10,409,000
Total assets	$4,580,339,000	$3,234,937,000
As discussed in Note 3, Business Combinations, in connection with the AHI Acquisition, we recorded goodwill of $134,589,000, which was allocated across our reporting segments. As of December 31, 2021, goodwill of $47,812,000, $8,640,000, $4,389,000, $23,277,000, $5,924,000 and $119,856,000 was allocated to our medical office buildings, skilled nursing facilities, hospitals, SHOP, senior housing facilities and integrated senior health campuses, respectively. As of December 31, 2020, goodwill of $75,309,000 was allocated to integrated senior health campuses, and no other segments had goodwill.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Our portfolio of properties and other investments are located in the United States, the UK and Isle of Man. Revenues and grant income and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for our operations for the periods presented:

	Years Ended December 31,
	2021	2020	2019
Revenues and grant income:
United States	$1,277,095,000	$1,239,509,000	$1,218,337,000
International	5,159,000	4,792,000	4,779,000
	$1,282,254,000	$1,244,301,000	$1,223,116,000
The following is a summary of real estate investments, net by geographic regions as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Real estate investments, net:
United States	$3,466,019,000	$2,279,257,000
International	48,667,000	50,743,000
	$3,514,686,000	$2,330,000,000
20. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily our debt security investment, cash and cash equivalents, restricted cash and accounts and other receivables. We are exposed to credit risk with respect to our debt security investment, but we believe collection of the outstanding amount is probable. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of December 31, 2021 and 2020, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of December 31, 2021, properties in one state in the United States accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized NOI. Properties located in Indiana accounted for 31.0% of our total property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
Based on leases in effect as of December 31, 2021, our six reportable business segments, medical office buildings, integrated senior health campuses, skilled nursing facilities, SHOP, senior housing and hospitals accounted for 41.1%, 36.5%, 8.8%, 5.7%, 4.6% and 3.3%, respectively, of our total property portfolio’s annualized base rent or annualized NOI. As of December 31, 2021, none of our tenants at our properties accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized NOI, which is based on contractual base rent from leases in effect for our non-RIDEA properties and annualized NOI for our SHOP and integrated senior health campuses operations as of December 31, 2021.
21. Per Share Data
Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $1,440,000, $9,000 and $28,000, respectively, for the years ended December 31, 2021, 2020 and 2019. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock.
As of December 31, 2021 and 2020, there were 891,543 and 33,000 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of December 31, 2021 and 2020, there were 14,007,903 and 222 limited

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
partnership units, respectively, of our operating partnership outstanding, but such units were also excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.
22. Subsequent Events
Distributions Declared
On January 20, 2022, our board authorized a distribution to our Class T and Class I stockholders of record as of the close of business on each of January 28, 2022, February 25, 2022 and March 29, 2022. The distribution for the months of January 2022, February 2022 and March 2022, is equal to $0.033333333 per share of our common stock, which is equal to an annualized distribution rate of $0.40 per share. The distributions will be paid in cash or shares of our common stock pursuant to our DRIP. The distribution for the months of January 2022 and February 2022 were paid on or about February 1, 2022 and March 1, 2022, respectively. The distribution for the month of March 2022 will be paid on or about April 1, 2022, only from legally available funds.
2022 Credit Facility
On January 19, 2022, we, through our operating partnership, as borrower, and certain of our subsidiaries, or the subsidiary guarantors, collectively as guarantors, entered into the 2022 Credit Agreement that amends, restates, supersedes and replaces the 2019 Corporate Credit Agreement with Bank of America; KeyBank; Citizens Bank; and a syndicate of other banks, as lenders, to obtain a credit facility with an aggregate maximum principal amount up to $1,050,000,000, or the 2022 Credit Facility. The 2022 Credit Facility consists of a senior unsecured revolving credit facility in the initial aggregate amount of $500,000,000 and a senior unsecured term loan facility in the initial aggregate amount of $550,000,000. The proceeds of loans made under the 2022 Credit Facility may be used for refinancing existing indebtedness and for general corporate purposes including for working capital, capital expenditures and other corporate purposes not inconsistent with obligations under the 2022 Credit Agreement. We may also obtain up to $25,000,000 in the form of standby letters of credit pursuant to the 2022 Credit Facility.
Under the terms of the 2022 Credit Agreement, the revolving loans mature on January 19, 2026, and may be extended for one 12-month period, subject to the satisfaction of certain conditions, including payment of an extension fee. The term loan matures on January 19, 2027, and may not be extended. The maximum principal amount of the 2022 Credit Facility may be increased by an aggregate incremental amount of $700,000,000, subject to: (i) the terms of the 2022 Credit Agreement; and (ii) at least five business days’ prior written notice to Bank of America. Unless otherwise defined herein, all capitalized terms in this Note 22, Subsequent Events — 2022 Credit Facility, are as defined and set forth in the 2022 Credit Agreement.
The 2022 Credit Facility bears interest at varying rates based upon, at our option, (i) the Daily Simple Secured Overnight Financing Rate, or Daily SOFR, plus the Applicable Rate for Daily SOFR Rate Loans or (ii) the Term Secured Overnight Financing Rate, or the Term SOFR, plus the Applicable Rate for Term SOFR Rate Loans. If, under the terms of the 2022 Credit Agreement, there is an inability to determine the Daily SOFR or the Term SOFR then the 2022 Credit Facility will bear interest at a rate per annum equal to the Base Rate plus the Applicable Rate for Base Rate Loans. The loans may be repaid in whole or in part without prepayment premium or penalty, subject to certain conditions.
We are required to pay a fee on the unused portion of the lenders’ commitments under the 2022 Credit Agreement computed at (a) 0.25% per annum if the actual daily Commitment Utilization Percentage for such quarter is less than or equal to 50% and (b) 0.20% per annum if the actual daily Commitment Utilization Percentage for such quarter is greater than 50%, which fee shall be computed on the actual daily amount of the Available Commitments during the period for which payment is made and payable in arrears on a quarterly basis.
At any time that the Applicable Rate is determined based on the Debt Ratings Based Pricing Grid, we are required to pay a facility fee as determined in the Debt Ratings Based Pricing Grid multiplied by the actual daily amount of the Aggregate Revolving Commitments, or, if the Aggregate Revolving Commitments have terminated, the Outstanding Amount of all Revolving Loans and L/C Obligations, regardless of usage.
The 2022 Credit Agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt by our operating partnership and its subsidiaries and limitations on secured recourse indebtedness. The 2022 Credit Agreement also imposes certain financial covenants based on certain criteria described in the 2022 Credit Agreement.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The 2022 Credit Agreement requires us to add additional subsidiaries as guarantors in the event the value of the assets owned by the subsidiary guarantors falls below a certain threshold as set forth in the 2022 Credit Agreement. In the event of default, Bank of America has the right to terminate the commitment of each Lender to make Loans and any obligation of the L/C Issuer to make L/C Credit Extensions under the 2022 Credit Agreement, and to accelerate the payment on any unpaid principal amount of all outstanding loans and interest thereon. The 2022 Credit Facility replaces the 2018 Credit Facility and the 2019 Credit Facility.

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION
December 31, 2021

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
DeKalb Professional Center (Medical Office)	Lithonia, GA	$—	$479,000	$2,871,000	$199,000	$479,000	$3,070,000	$3,549,000	$(792,000)	2008	06/06/14
Country Club MOB (Medical Office)	Stockbridge, GA	—	240,000	2,306,000	382,000	240,000	2,688,000	2,928,000	(703,000)	2002	06/26/14
Acworth Medical Complex (Medical Office)	Acworth, GA	—	216,000	3,135,000	241,000	216,000	3,376,000	3,592,000	(775,000)	1976/2009	07/02/14
	Acworth, GA	—	250,000	2,214,000	326,000	250,000	2,540,000	2,790,000	(607,000)	1976/2009	07/02/14
	Acworth, GA	—	104,000	774,000	10,000	104,000	784,000	888,000	(223,000)	1976/2009	07/02/14
Wichita KS MOB (Medical Office)	Wichita, KS	—	943,000	6,288,000	753,000	943,000	7,041,000	7,984,000	(1,867,000)	1980/1996	09/04/14
Delta Valley ALF Portfolio (SHOP)	Batesville, MS	—	331,000	5,103,000	(573,000)	331,000	4,530,000	4,861,000	(990,000)	1999/2005	09/11/14
	Cleveland, MS	—	348,000	6,369,000	(1,017,000)	348,000	5,352,000	5,700,000	(1,179,000)	2004	09/11/14
	Springdale, AR	—	891,000	6,538,000	(1,067,000)	891,000	5,471,000	6,362,000	(1,187,000)	1998/2005	01/08/15
Lee’s Summit MO MOB (Medical Office)	Lee’s Summit, MO	—	1,045,000	5,068,000	646,000	1,045,000	5,714,000	6,759,000	(1,835,000)	2006	09/18/14
Carolina Commons MOB (Medical Office)	Indian Land, SC	6,022,000	1,028,000	9,430,000	4,252,000	1,028,000	13,682,000	14,710,000	(2,813,000)	2009	10/15/14
Mount Olympia MOB Portfolio (Medical Office)	Mount Dora, FL	—	393,000	5,633,000	—	393,000	5,633,000	6,026,000	(1,229,000)	2009	12/04/14
	Olympia Fields, IL	—	298,000	2,726,000	33,000	298,000	2,759,000	3,057,000	(693,000)	2005	12/04/14
Southlake TX Hospital (Hospital)	Southlake, TX	95,000,000	5,089,000	108,517,000	—	5,089,000	108,517,000	113,606,000	(20,606,000)	2013	12/04/14
East Texas MOB Portfolio (Medical Office)	Longview, TX	—	—	19,942,000	111,000	—	20,053,000	20,053,000	(4,727,000)	2008	12/12/14
	Longview, TX	—	228,000	965,000	—	228,000	965,000	1,193,000	(362,000)	1979/1997	12/12/14
	Longview, TX	—	759,000	1,696,000	—	759,000	1,696,000	2,455,000	(706,000)	1998	12/12/14
	Longview, TX	—	—	8,027,000	—	—	8,027,000	8,027,000	(1,941,000)	2004	12/12/14
	Longview, TX	—	—	696,000	29,000	—	725,000	725,000	(270,000)	1956	12/12/14
	Longview, TX	—	—	27,601,000	4,243,000	—	31,844,000	31,844,000	(7,853,000)	1985/1993/ 2004	12/12/14
	Marshall, TX	—	368,000	1,711,000	99,000	368,000	1,810,000	2,178,000	(703,000)	1970	12/12/14

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2021

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Premier MOB (Medical Office)	Novi, MI	$—	$644,000	$10,420,000	$1,367,000	$644,000	$11,787,000	$12,431,000	$(2,833,000)	2006	12/19/14
Independence MOB Portfolio (Medical Office)	Southgate, KY	—	411,000	11,005,000	2,301,000	411,000	13,306,000	13,717,000	(3,024,000)	1988	01/13/15
	Somerville, MA	29,735,000	1,509,000	46,775,000	5,471,000	1,509,000	52,246,000	53,755,000	(9,436,000)	1985	01/13/15
	Morristown, NJ	27,797,000	3,763,000	26,957,000	4,574,000	3,764,000	31,530,000	35,294,000	(7,870,000)	1980	01/13/15
	Verona, NJ	—	1,683,000	9,405,000	1,386,000	1,683,000	10,791,000	12,474,000	(2,410,000)	1970	01/13/15
	Bronx, NY	—	—	19,593,000	3,078,000	—	22,671,000	22,671,000	(4,544,000)	1987/1988	01/26/15
King of Prussia PA MOB (Medical Office)	King of Prussia, PA	8,567,000	3,427,000	13,849,000	5,976,000	3,427,000	19,825,000	23,252,000	(5,172,000)	1946/2000	01/21/15
North Carolina ALF Portfolio (SHOP)	Clemmons, NC	—	596,000	13,237,000	(691,000)	596,000	12,546,000	13,142,000	(2,477,000)	2014	06/29/15
	Garner, NC	—	1,723,000	11,517,000	51,000	1,723,000	11,568,000	13,291,000	(1,138,000)	2014	03/27/19
	Huntersville, NC	—	2,033,000	11,494,000	(102,000)	2,033,000	11,392,000	13,425,000	(1,794,000)	2015	01/18/17
	Matthews, NC	—	949,000	12,537,000	(144,000)	949,000	12,393,000	13,342,000	(1,390,000)	2017	08/30/18
	Mooresville, NC	—	835,000	15,894,000	(716,000)	835,000	15,178,000	16,013,000	(3,019,000)	2012	01/28/15
	Raleigh, NC	—	1,069,000	21,235,000	(720,000)	1,069,000	20,515,000	21,584,000	(3,861,000)	2013	01/28/15
	Wake Forest, NC	—	772,000	13,596,000	(828,000)	772,000	12,768,000	13,540,000	(2,373,000)	2014	06/29/15
Orange Star Medical Portfolio (Medical Office and Hospital)	Durango, CO	—	623,000	14,166,000	295,000	623,000	14,461,000	15,084,000	(2,824,000)	2004	02/26/15
	Durango, CO	—	788,000	10,467,000	666,000	788,000	11,133,000	11,921,000	(2,252,000)	2004	02/26/15
	Friendswood, TX	—	500,000	7,664,000	522,000	500,000	8,186,000	8,686,000	(1,747,000)	2008	02/26/15
	Keller, TX	—	1,604,000	7,912,000	521,000	1,604,000	8,433,000	10,037,000	(1,881,000)	2011	02/26/15
	Wharton, TX	—	259,000	10,590,000	325,000	259,000	10,915,000	11,174,000	(2,317,000)	1987	02/26/15
Kingwood MOB Portfolio (Medical Office)	Kingwood, TX	—	820,000	8,589,000	290,000	820,000	8,879,000	9,699,000	(1,913,000)	2005	03/11/15
	Kingwood, TX	—	781,000	3,943,000	95,000	781,000	4,038,000	4,819,000	(916,000)	2008	03/11/15
Mt Juliet TN MOB (Medical Office)	Mount Juliet, TN	—	1,188,000	10,720,000	187,000	1,188,000	10,907,000	12,095,000	(2,353,000)	2012	03/17/15
Homewood AL MOB (Medical Office)	Homewood, AL	—	405,000	6,590,000	(60,000)	405,000	6,530,000	6,935,000	(1,488,000)	2010	03/27/15

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2021

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Paoli PA Medical Plaza (Medical Office)	Paoli, PA	$12,077,000	$2,313,000	$12,447,000	$8,068,000	$2,313,000	$20,515,000	$22,828,000	$(3,944,000)	1951	04/10/15
	Paoli, PA	—	1,668,000	7,357,000	1,332,000	1,668,000	8,689,000	10,357,000	(2,324,000)	1975	04/10/15
Glen Burnie MD MOB (Medical Office)	Glen Burnie, MD	—	2,692,000	14,095,000	3,072,000	2,692,000	17,167,000	19,859,000	(4,269,000)	1981	05/06/15
Marietta GA MOB (Medical Office)	Marietta, GA	—	1,347,000	10,947,000	468,000	1,347,000	11,415,000	12,762,000	(2,281,000)	2002	05/07/15
Mountain Crest Senior Housing Portfolio (SHOP)	Elkhart, IN	—	793,000	6,009,000	427,000	793,000	6,436,000	7,229,000	(1,559,000)	1997	05/14/15
	Elkhart, IN	—	782,000	6,760,000	607,000	782,000	7,367,000	8,149,000	(1,890,000)	2000	05/14/15
	Hobart, IN	—	604,000	11,529,000	158,000	604,000	11,687,000	12,291,000	(2,446,000)	2008	05/14/15
	LaPorte, IN	—	392,000	14,894,000	413,000	392,000	15,307,000	15,699,000	(3,141,000)	2008	05/14/15
	Mishawaka, IN	8,872,000	3,670,000	14,416,000	834,000	3,670,000	15,250,000	18,920,000	(3,423,000)	1978	07/14/15
	Niles, MI	—	404,000	5,050,000	421,000	404,000	5,471,000	5,875,000	(1,356,000)	2000	06/11/15 and 11/20/15
Nebraska Senior Housing Portfolio (SHOP)	Bennington, NE	—	981,000	20,427,000	749,000	981,000	21,176,000	22,157,000	(4,150,000)	2009	05/29/15
	Omaha, NE	—	1,274,000	38,619,000	972,000	1,274,000	39,591,000	40,865,000	(7,303,000)	2000	05/29/15
Pennsylvania Senior Housing Portfolio (SHOP)	Bethlehem, PA	—	1,542,000	22,249,000	679,000	1,542,000	22,928,000	24,470,000	(4,924,000)	2005	06/30/15
	Boyertown, PA	22,932,000	480,000	25,544,000	521,000	480,000	26,065,000	26,545,000	(5,026,000)	2000	06/30/15
	York, PA	12,432,000	972,000	29,860,000	438,000	972,000	30,298,000	31,270,000	(5,765,000)	1986	06/30/15
Southern Illinois MOB Portfolio (Medical Office)	Waterloo, IL	—	94,000	1,977,000	—	94,000	1,977,000	2,071,000	(455,000)	2015	07/01/15
	Waterloo, IL	—	738,000	6,332,000	509,000	738,000	6,841,000	7,579,000	(1,559,000)	1995	07/01/15, 12/19/17 and 04/17/18
	Waterloo, IL	—	200,000	2,648,000	76,000	200,000	2,724,000	2,924,000	(670,000)	2011	07/01/15
Napa Medical Center (Medical Office)	Napa, CA	—	1,176,000	13,328,000	1,732,000	1,176,000	15,060,000	16,236,000	(3,584,000)	1980	07/02/15
Chesterfield Corporate Plaza (Medical Office)	Chesterfield, MO	—	8,030,000	24,533,000	3,120,000	8,030,000	27,653,000	35,683,000	(6,941,000)	1989	08/14/15

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2021

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Richmond VA ALF (SHOP)	North Chesterfield, VA	$32,476,000	$2,146,000	$56,671,000	$563,000	$2,146,000	$57,234,000	$59,380,000	$(9,757,000)	2009	09/11/15
Crown Senior Care Portfolio (Senior Housing)	Peel, Isle of Man	—	1,236,000	7,378,000	—	1,236,000	7,378,000	8,614,000	(1,397,000)	2015	09/15/15
	St. Albans, UK	—	1,246,000	13,100,000	723,000	1,246,000	13,823,000	15,069,000	(2,544,000)	2015	10/08/15
	Salisbury, UK	—	1,324,000	12,720,000	42,000	1,324,000	12,762,000	14,086,000	(2,360,000)	2015	12/08/15
	Aberdeen, UK	—	2,149,000	6,407,000	—	2,149,000	6,407,000	8,556,000	(949,000)	1986	11/15/16
	Felixstowe, UK	—	747,000	6,155,000	546,000	747,000	6,701,000	7,448,000	(983,000)	2010/2011	11/15/16
	Felixstowe, UK	—	564,000	2,698,000	363,000	564,000	3,061,000	3,625,000	(499,000)	2010/2011	11/15/16
Washington DC SNF (Skilled Nursing)	Washington, DC	60,100,000	1,194,000	34,200,000	—	1,194,000	34,200,000	35,394,000	(6,995,000)	1983	10/29/15
Stockbridge GA MOB II (Medical Office)	Stockbridge, GA	—	499,000	8,353,000	1,049,000	499,000	9,402,000	9,901,000	(1,745,000)	2006	12/03/15
Marietta GA MOB II (Medical Office)	Marietta, GA	—	661,000	4,783,000	313,000	661,000	5,096,000	5,757,000	(1,067,000)	2007	12/09/15
Naperville MOB (Medical Office)	Naperville, IL	—	392,000	3,765,000	206,000	392,000	3,971,000	4,363,000	(894,000)	1999	01/12/16
	Naperville, IL	—	548,000	11,815,000	887,000	548,000	12,702,000	13,250,000	(2,554,000)	1989	01/12/16
Lakeview IN Medical Plaza (Medical Office)	Indianapolis, IN	20,155,000	2,375,000	15,911,000	8,001,000	2,375,000	23,912,000	26,287,000	(5,393,000)	1987	01/21/16
Pennsylvania Senior Housing Portfolio II (SHOP)	Palmyra, PA	19,114,000	835,000	24,424,000	355,000	835,000	24,779,000	25,614,000	(5,172,000)	2007	02/01/16
Snellville GA MOB (Medical Office)	Snellville, GA	—	332,000	7,781,000	1,112,000	332,000	8,893,000	9,225,000	(1,574,000)	2005	02/05/16
Lakebrook Medical Center (Medical Office)	Westbrook, CT	—	653,000	4,855,000	817,000	653,000	5,672,000	6,325,000	(1,118,000)	2007	02/19/16
Stockbridge GA MOB III (Medical Office)	Stockbridge, GA	—	606,000	7,924,000	1,440,000	606,000	9,364,000	9,970,000	(1,622,000)	2007	03/29/16
Joplin MO MOB (Medical Office)	Joplin, MO	—	1,245,000	9,860,000	70,000	1,245,000	9,930,000	11,175,000	(2,590,000)	2000	05/10/16
Austell GA MOB (Medical Office)	Austell, GA	—	663,000	10,547,000	125,000	663,000	10,672,000	11,335,000	(1,800,000)	2008	05/25/16
Middletown OH MOB (Medical Office)	Middletown, OH	—	—	17,389,000	853,000	—	18,242,000	18,242,000	(3,044,000)	2007	06/16/16

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2021

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Fox Grape SNF Portfolio (Skilled Nursing)	Braintree, MA	$—	$1,844,000	$10,847,000	$31,000	$1,844,000	$10,878,000	$12,722,000	$(1,706,000)	2015	07/01/16
	Brighton, MA	—	779,000	2,661,000	334,000	779,000	2,995,000	3,774,000	(522,000)	1982	07/01/16
	Duxbury, MA	—	2,921,000	11,244,000	1,933,000	2,921,000	13,177,000	16,098,000	(2,194,000)	1983	07/01/16
	Hingham, MA	—	2,316,000	17,390,000	(166,000)	2,316,000	17,224,000	19,540,000	(2,692,000)	1990	07/01/16
	Quincy, MA	14,141,000	3,537,000	13,697,000	333,000	3,537,000	14,030,000	17,567,000	(2,093,000)	1995	11/01/16
Voorhees NJ MOB (Medical Office)	Voorhees, NJ	—	1,727,000	8,451,000	1,327,000	1,727,000	9,778,000	11,505,000	(1,974,000)	2008	07/08/16
Norwich CT MOB Portfolio (Medical Office)	Norwich, CT	—	403,000	1,601,000	1,228,000	403,000	2,829,000	3,232,000	(627,000)	2014	12/16/16
	Norwich, CT	—	804,000	12,094,000	566,000	804,000	12,660,000	13,464,000	(1,980,000)	1999	12/16/16
New London CT MOB (Medical Office)	New London, CT	—	669,000	3,479,000	600,000	670,000	4,078,000	4,748,000	(874,000)	1987	05/03/17
Middletown OH MOB II (Medical Office)	Middletown, OH	—	—	3,949,000	549,000	—	4,498,000	4,498,000	(584,000)	2007	12/20/17
Owen Valley Health Campus	Spencer, IN	8,760,000	307,000	9,111,000	245,000	307,000	9,356,000	9,663,000	(1,520,000)	1999	12/01/15
Homewood Health Campus	Lebanon, IN	8,792,000	973,000	9,702,000	640,000	1,040,000	10,275,000	11,315,000	(1,696,000)	2000	12/01/15
Ashford Place Health Campus	Shelbyville, IN	6,003,000	664,000	12,662,000	1,019,000	849,000	13,496,000	14,345,000	(2,226,000)	2004	12/01/15
Mill Pond Health Campus	Greencastle, IN	7,104,000	1,576,000	8,124,000	535,000	1,629,000	8,606,000	10,235,000	(1,395,000)	2005	12/01/15
St. Andrews Health Campus	Batesville, IN	4,482,000	552,000	8,213,000	508,000	625,000	8,648,000	9,273,000	(1,416,000)	2005	12/01/15
Hampton Oaks Health Campus	Scottsburg, IN	6,310,000	720,000	8,145,000	671,000	845,000	8,691,000	9,536,000	(1,478,000)	2006	12/01/15
Forest Park Health Campus	Richmond, IN	6,890,000	535,000	9,399,000	472,000	639,000	9,767,000	10,406,000	(1,670,000)	2007	12/01/15
The Maples at Waterford Crossing	Goshen, IN	5,823,000	344,000	8,027,000	52,000	351,000	8,072,000	8,423,000	(1,304,000)	2006	12/01/15
Morrison Woods Health Campus	Muncie, IN	(c)	1,903,000	21,806,000	359,000	1,903,000	22,165,000	24,068,000	(2,661,000)	2008	12/01/15, 09/14/16 and 03/03/21
Woodbridge Health Campus	Logansport, IN	8,326,000	228,000	11,812,000	322,000	257,000	12,105,000	12,362,000	(1,990,000)	2003	12/01/15

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2021

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Bridgepointe Health Campus	Vincennes, IN	$7,128,000	$747,000	$7,469,000	$1,312,000	$854,000	$8,674,000	$9,528,000	$(1,325,000)	2002	12/01/15
Greenleaf Living Center	Elkhart, IN	11,406,000	492,000	12,157,000	801,000	517,000	12,933,000	13,450,000	(2,041,000)	2000	12/01/15
Forest Glen Health Campus	Springfield, OH	9,992,000	846,000	12,754,000	519,000	881,000	13,238,000	14,119,000	(2,204,000)	2007	12/01/15
The Meadows of Kalida Health Campus	Kalida, OH	7,883,000	298,000	7,628,000	183,000	303,000	7,806,000	8,109,000	(1,270,000)	2007	12/01/15
The Heritage	Findlay, OH	13,077,000	1,312,000	13,475,000	433,000	1,402,000	13,818,000	15,220,000	(2,298,000)	1975	12/01/15
Genoa Retirement Village	Genoa, OH	8,269,000	881,000	8,113,000	667,000	909,000	8,752,000	9,661,000	(1,468,000)	1985	12/01/15
Waterford Crossing	Goshen, IN	8,116,000	344,000	4,381,000	898,000	349,000	5,274,000	5,623,000	(881,000)	2004	12/01/15
St. Elizabeth Healthcare	Delphi, IN	8,926,000	522,000	5,463,000	5,382,000	634,000	10,733,000	11,367,000	(1,554,000)	1986	12/01/15
Cumberland Pointe	West Lafayette, IN	9,465,000	1,645,000	13,696,000	652,000	1,901,000	14,092,000	15,993,000	(2,552,000)	1980	12/01/15
Franciscan Healthcare Center	Louisville, KY	10,614,000	808,000	8,439,000	1,750,000	910,000	10,087,000	10,997,000	(1,738,000)	1975	12/01/15
Blair Ridge Health Campus	Peru, IN	7,691,000	734,000	11,648,000	591,000	773,000	12,200,000	12,973,000	(2,294,000)	2001	12/01/15
Glen Oaks Health Campus	New Castle, IN	5,146,000	384,000	8,189,000	199,000	413,000	8,359,000	8,772,000	(1,316,000)	2011	12/01/15
Covered Bridge Health Campus	Seymour, IN	(c)	386,000	9,699,000	552,000	28,000	10,609,000	10,637,000	(1,722,000)	2002	12/01/15
Stonebridge Health Campus	Bedford, IN	9,815,000	1,087,000	7,965,000	421,000	1,144,000	8,329,000	9,473,000	(1,426,000)	2004	12/01/15
RiverOaks Health Campus	Princeton, IN	14,632,000	440,000	8,953,000	509,000	472,000	9,430,000	9,902,000	(1,559,000)	2004	12/01/15
Park Terrace Health Campus	Louisville, KY	(c)	2,177,000	7,626,000	1,228,000	2,177,000	8,854,000	11,031,000	(1,564,000)	1977	12/01/15
Cobblestone Crossing	Terre Haute, IN	(c)	1,462,000	13,860,000	5,702,000	1,505,000	19,519,000	21,024,000	(3,079,000)	2008	12/01/15
Creasy Springs Health Campus	Lafayette, IN	16,200,000	2,111,000	14,337,000	5,914,000	2,393,000	19,969,000	22,362,000	(3,167,000)	2010	12/01/15
Avalon Springs Health Campus	Valparaiso, IN	17,622,000	1,542,000	14,107,000	156,000	1,575,000	14,230,000	15,805,000	(2,308,000)	2012	12/01/15
Prairie Lakes Health Campus	Noblesville, IN	8,901,000	2,204,000	13,227,000	737,000	2,342,000	13,826,000	16,168,000	(2,223,000)	2010	12/01/15
RidgeWood Health Campus	Lawrenceburg, IN	13,804,000	1,240,000	16,118,000	200,000	1,261,000	16,297,000	17,558,000	(2,581,000)	2009	12/01/15

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2021

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Westport Place Health Campus	Louisville, KY	(c)	$1,245,000	$9,946,000	$113,000	$1,262,000	$10,042,000	$11,304,000	$(1,588,000)	2011	12/01/15
Paddock Springs	Warsaw, IN	$8,762,000	488,000	—	10,602,000	654,000	10,436,000	11,090,000	(848,000)	2019	02/14/19
Amber Manor Care Center	Petersburg, IN	5,623,000	446,000	6,063,000	354,000	515,000	6,348,000	6,863,000	(1,100,000)	1990	12/01/15
The Meadows of Leipsic Health Campus	Leipsic, OH	(c)	1,242,000	6,988,000	689,000	1,317,000	7,602,000	8,919,000	(1,295,000)	1986	12/01/15
Springview Manor	Lima, OH	(c)	260,000	3,968,000	333,000	278,000	4,283,000	4,561,000	(688,000)	1978	12/01/15
Willows at Bellevue	Bellevue, OH	16,507,000	587,000	15,575,000	1,176,000	788,000	16,550,000	17,338,000	(2,684,000)	2008	12/01/15
Briar Hill Health Campus	North Baltimore, OH	(c)	673,000	2,688,000	452,000	700,000	3,113,000	3,813,000	(566,000)	1977	12/01/15
Cypress Pointe Health Campus	Englewood, OH	(c)	921,000	10,291,000	10,263,000	1,624,000	19,851,000	21,475,000	(2,079,000)	2010	12/01/15
The Oaks at NorthPointe Woods	Battle Creek, MI	(c)	567,000	12,716,000	161,000	567,000	12,877,000	13,444,000	(2,049,000)	2008	12/01/15
Westlake Health Campus	Commerce, MI	14,406,000	815,000	13,502,000	(192,000)	541,000	13,584,000	14,125,000	(2,177,000)	2011	12/01/15
Springhurst Health Campus	Greenfield, IN	20,011,000	931,000	14,114,000	3,110,000	2,241,000	15,914,000	18,155,000	(3,010,000)	2007	12/01/15 and 05/16/17
Glen Ridge Health Campus	Louisville, KY	(c)	1,208,000	9,771,000	1,622,000	1,333,000	11,268,000	12,601,000	(1,932,000)	2006	12/01/15
St. Mary Healthcare	Lafayette, IN	5,281,000	348,000	2,710,000	222,000	393,000	2,887,000	3,280,000	(483,000)	1969	12/01/15
The Oaks at Woodfield	Grand Blanc, MI	(c)	897,000	12,270,000	256,000	1,080,000	12,343,000	13,423,000	(2,043,000)	2012	12/01/15
Stonegate Health Campus	Lapeer, MI	(c)	538,000	13,159,000	169,000	567,000	13,299,000	13,866,000	(2,174,000)	2012	12/01/15
Senior Living at Forest Ridge	New Castle, IN	(c)	204,000	5,470,000	140,000	238,000	5,576,000	5,814,000	(915,000)	2005	12/01/15
Highland Oaks Health Center	McConnelsville, OH	(c)	880,000	1,803,000	1,149,000	1,316,000	2,516,000	3,832,000	(543,000)	1978	12/01/15
River Terrace Health Campus	Madison, IN	(c)	—	13,378,000	4,185,000	76,000	17,487,000	17,563,000	(2,789,000)	2016	03/28/16
St. Charles Health Campus	Jasper, IN	11,531,000	467,000	14,532,000	1,564,000	558,000	16,005,000	16,563,000	(2,551,000)	2000	06/24/16 and 06/30/16
Bethany Pointe Health Campus	Anderson, IN	19,757,000	2,337,000	26,524,000	2,429,000	2,499,000	28,791,000	31,290,000	(4,639,000)	1999	06/30/16
River Pointe Health Campus	Evansville, IN	14,195,000	1,118,000	14,736,000	1,402,000	1,126,000	16,130,000	17,256,000	(2,732,000)	1999	06/30/16

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2021

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Waterford Place Health Campus	Kokomo, IN	$15,027,000	$1,219,000	$18,557,000	$1,493,000	$1,448,000	$19,821,000	$21,269,000	$(3,324,000)	2000	06/30/16
Autumn Woods Health Campus	New Albany, IN	(c)	1,016,000	13,414,000	1,794,000	1,048,000	15,176,000	16,224,000	(2,698,000)	2000	06/30/16
Oakwood Health Campus	Tell City, IN	9,225,000	783,000	11,880,000	1,136,000	874,000	12,925,000	13,799,000	(2,330,000)	2000	06/30/16
Cedar Ridge Health Campus	Cynthiana, KY	(c)	102,000	8,435,000	3,598,000	205,000	11,930,000	12,135,000	(2,299,000)	2005	06/30/16
Aspen Place Health Campus	Greensburg, IN	9,540,000	980,000	10,970,000	885,000	1,212,000	11,623,000	12,835,000	(1,890,000)	2012	08/16/16
The Willows at East Lansing	East Lansing, MI	16,484,000	1,449,000	15,161,000	1,486,000	1,496,000	16,600,000	18,096,000	(2,844,000)	2014	08/16/16
The Willows at Howell	Howell, MI	(c)	1,051,000	12,099,000	6,643,000	1,123,000	18,670,000	19,793,000	(2,340,000)	2015	08/16/16
The Willows at Okemos	Okemos, MI	7,555,000	1,171,000	12,326,000	791,000	1,210,000	13,078,000	14,288,000	(2,319,000)	2014	08/16/16
Shelby Crossing Health Campus	Macomb, MI	17,324,000	2,533,000	18,440,000	2,011,000	2,612,000	20,372,000	22,984,000	(3,728,000)	2013	08/16/16
Village Green Healthcare Center	Greenville, OH	7,021,000	355,000	9,696,000	612,000	373,000	10,290,000	10,663,000	(1,632,000)	2014	08/16/16
The Oaks at Northpointe	Zanesville, OH	(c)	624,000	11,665,000	989,000	650,000	12,628,000	13,278,000	(2,155,000)	2013	08/16/16
The Oaks at Bethesda	Zanesville, OH	4,585,000	714,000	10,791,000	679,000	743,000	11,441,000	12,184,000	(1,893,000)	2013	08/16/16
White Oak Health Campus	Monticello, IN	(c)	1,005,000	13,207,000	14,000	1,005,000	13,221,000	14,226,000	(1,255,000)	2010	09/23/16 and 07/30/20
Woodmont Health Campus	Boonville, IN	7,873,000	790,000	9,633,000	1,001,000	1,010,000	10,414,000	11,424,000	(1,852,000)	2000	02/01/17
Silver Oaks Health Campus	Columbus, IN	(c)	1,776,000	21,420,000	1,434,000	1,000	24,629,000	24,630,000	(4,062,000)	2001	02/01/17
Thornton Terrace Health Campus	Hanover, IN	5,580,000	764,000	9,209,000	879,000	826,000	10,026,000	10,852,000	(1,707,000)	2003	02/01/17
The Willows at Hamburg	Lexington, KY	11,618,000	1,740,000	13,422,000	574,000	1,775,000	13,961,000	15,736,000	(2,015,000)	2012	02/01/17
The Lakes at Monclova	Monclova, OH	19,591,000	2,869,000	12,855,000	10,232,000	3,186,000	22,770,000	25,956,000	(2,443,000)	2013	12/01/17
The Willows at Willard	Willard, OH	(c)	610,000	12,256,000	9,568,000	213,000	22,221,000	22,434,000	(2,811,000)	2012	02/01/17

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2021

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Westlake Health Campus — Commerce Villa	Commerce, MI	(c)	$261,000	$6,610,000	$1,228,000	$553,000	$7,546,000	$8,099,000	(965,000)	2017	11/17/17
Orchard Grove Health Campus	Romeo, MI	$25,737,000	2,065,000	11,510,000	17,998,000	3,441,000	28,132,000	31,573,000	(2,100,000)	2016	07/20/18 and 11/30/17
The Meadows of Ottawa	Ottawa, OH	(c)	695,000	7,752,000	666,000	728,000	8,385,000	9,113,000	(1,133,000)	2014	12/15/17
Valley View Healthcare Center	Fremont, OH	10,666,000	930,000	7,635,000	1,496,000	1,089,000	8,972,000	10,061,000	(850,000)	2017	07/20/18
Novi Lakes Health Campus	Novi, MI	12,628,000	1,654,000	7,494,000	2,649,000	1,663,000	10,134,000	11,797,000	(1,639,000)	2016	07/20/18
The Willows at Fritz Farm	Lexington, KY	9,280,000	1,538,000	8,637,000	425,000	1,563,000	9,037,000	10,600,000	(823,000)	2017	07/20/18
Trilogy Real Estate Gahanna, LLC	Gahanna, OH	14,325,000	1,146,000	—	16,741,000	1,202,000	16,685,000	17,887,000	(502,000)	2020	11/13/20
Oaks at Byron Center	Byron Center, MI	14,343,000	2,000,000	—	15,834,000	2,193,000	15,641,000	17,834,000	(644,000)	2020	07/08/20
Harrison Springs Health Campus	Corydon, IN	(c)	2,017,000	11,487,000	1,099,000	2,025,000	12,578,000	14,603,000	(852,000)	2016	09/05/19
The Cloister at Silvercrest	New Albany, IN	—	139,000	634,000	—	139,000	634,000	773,000	(37,000)	1940	10/01/19
Trilogy Healthcare of Ferdinand II, LLC	Ferdinand, IN	11,222,000	—	—	14,599,000	—	14,599,000	14,599,000	(784,000)	2019	11/19/19
Trilogy Healthcare of Hilliard, LLC	Hilliard, OH	12,239,000	1,702,000	17,976,000	—	1,833,000	17,845,000	19,678,000	(37,000)	2021	12/08/21
Forest Springs Health Campus	Louisville, KY	(c)	964,000	16,691,000	47,000	975,000	16,727,000	17,702,000	(672,000)	2015	07/30/20
Gateway Springs Health Campus	Hamilton, OH	11,505,000	1,277,000	10,923,000	1,592,000	1,417,000	12,375,000	13,792,000	(336,000)	2020	12/28/20
The Meadows of Delphos	Kendallville, IN	—	1,806,000	9,243,000	—	1,806,000	9,243,000	11,049,000	(311,000)	2016	01/19/21
	Delphos, OH	78,587,000	2,345,000	8,150,000	—	2,345,000	8,150,000	10,495,000	(353,000)	2018	01/19/21
	Lima, OH	—	2,397,000	9,638,000	—	2,397,000	9,638,000	12,035,000	(381,000)	2018	01/19/21
	Springfield, OH	—	2,803,000	11,928,000	—	2,803,000	11,928,000	14,731,000	(451,000)	2018	01/19/21
	Sylvania, OH	—	2,548,000	15,059,000	—	2,548,000	15,059,000	17,607,000	(585,000)	2017	01/19/21
	Union Township, OH	—	2,789,000	12,343,000	—	2,789,000	12,343,000	15,132,000	(449,000)	2018	01/19/21

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2021

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Harrison Trial Health Campus	Harrison, OH	$14,935,000	$1,750,000	$17,114,000	$—	$2,045,000	$16,819,000	$18,864,000	$(310,000)	2021	04/28/21
The Oaks of Belmont	Grand Rapids, MI	14,512,000	767,000	17,043,000	—	1,058,000	16,752,000	17,810,000	(392,000)	2021	03/13/21
Cedar Creek Health Campus	Lowell, IN	—	2,326,000	12,650,000	—	2,326,000	12,650,000	14,976,000	(160,000)	2014	07/07/21
Auburn MOB (Medical Office)	Auburn, CA	—	567,000	6,472,000	192,000	567,000	6,664,000	7,231,000	(66,000)	1997	10/01/21
Pottsville MOB (Medical Office)	Pottsville, PA	—	1,478,000	8,854,000	—	1,478,000	8,854,000	10,332,000	(85,000)	2004	10/01/21
Charlottesville MOB (Medical Office)	Charlottesville, VA	—	4,902,000	19,741,000	13,000	4,902,000	19,754,000	24,656,000	(222,000)	2001	10/01/21
Rochester Hills MOB (Medical Office)	Rochester Hills, MI	2,492,000	2,218,000	8,380,000	261,000	2,218,000	8,641,000	10,859,000	(96,000)	1990	10/01/21
Cullman MOB III (Medical Office)	Cullman, AL	—	—	19,224,000	226,000	—	19,450,000	19,450,000	(160,000)	2010	10/01/21
Iron MOB Portfolio (Medical Office)	Cullman, AL	—	—	14,799,000	544,000	—	15,343,000	15,343,000	(135,000)	1994	10/01/21
	Cullman, AL	—	—	12,287,000	721,000	—	13,008,000	13,008,000	(118,000)	1998	10/01/21
	Sylacauga, AL	—	—	11,273,000	—	—	11,273,000	11,273,000	(108,000)	1997	10/01/21
Mint Hill MOB (Medical Office)	Mint Hill, NC	—	—	24,110,000	—	—	24,110,000	24,110,000	(237,000)	2007	10/01/21
Lafayette Assisted Living Portfolio (SHOP)	Lafayette, LA	—	1,206,000	9,076,000	4,000	1,206,000	9,080,000	10,286,000	(60,000)	1996	10/01/21
	Lafayette, LA	—	1,039,000	4,684,000	25,000	1,039,000	4,709,000	5,748,000	(32,000)	2014	10/01/21
Evendale MOB (Medical Office)	Evendale, OH	—	1,776,000	11,695,000	171,000	1,776,000	11,866,000	13,642,000	(156,000)	1988	10/01/21
Battle Creek MOB (Medical Office)	Battle Creek, MI	—	1,156,000	7,910,000	28,000	1,156,000	7,938,000	9,094,000	(98,000)	1996	10/01/21
Reno MOB (Medical Office)	Reno, NV	—	—	82,515,000	402,000	—	82,917,000	82,917,000	(684,000)	2005	10/01/21
Athens MOB Portfolio (Medical Office)	Athens, GA	—	860,000	7,989,000	—	860,000	7,989,000	8,849,000	(88,000)	2006	10/01/21
	Athens, GA	—	1,106,000	11,531,000	500,000	1,106,000	12,031,000	13,137,000	(102,000)	2006	10/01/21
SW Illinois Senior Housing Portfolio (Senior Housing)	Columbia, IL	—	1,117,000	9,700,000	—	1,117,000	9,700,000	10,817,000	(71,000)	2007	10/01/21
	Columbia, IL	—	147,000	2,106,000	—	147,000	2,106,000	2,253,000	(15,000)	1999	10/01/21
	Millstadt, IL	—	259,000	3,980,000	—	259,000	3,980,000	4,239,000	(28,000)	2004	10/01/21

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2021

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
	Red Bud, IL	$—	$690,000	$5,175,000	$—	$690,000	$5,175,000	$5,865,000	$(37,000)	2006	10/01/21
	Waterloo, IL	—	934,000	8,932,000	—	934,000	8,932,000	9,866,000	(64,000)	2012	10/01/21
Lawrenceville MOB (Medical Office)	Lawrenceville, GA	—	1,663,000	12,019,000	—	1,663,000	12,019,000	13,682,000	(124,000)	2005	10/01/21
Northern California Senior Housing Portfolio (SHOP)	Belmont, CA	—	10,491,000	9,650,000	14,000	10,491,000	9,664,000	20,155,000	(66,000)	1958/2000	10/01/21
	Menlo Park, CA	—	3,730,000	3,018,000	(1,000)	3,730,000	3,017,000	6,747,000	(20,000)	1945	10/01/21
Roseburg MOB (Medical Office)	Roseburg, OR	—	—	28,140,000	—	—	28,140,000	28,140,000	(241,000)	2003	10/01/21
Fairfield County MOB Portfolio (Medical Office)	Stratford, CT	—	1,209,000	4,272,000	53,000	1,209,000	4,325,000	5,534,000	(58,000)	1963	10/01/21
	Trumbull, CT	—	2,797,000	10,400,000	40,000	2,797,000	10,440,000	13,237,000	(133,000)	1987	10/01/21
Central Florida Senior Housing Portfolio (SHOP)	Bradenton, FL	—	1,325,000	7,871,000	37,000	1,325,000	7,908,000	9,233,000	(54,000)	1973/1983	10/01/21
	Brooksville, FL	—	1,545,000	11,107,000	6,000	1,545,000	11,113,000	12,658,000	(83,000)	1960/2007	10/01/21
	Brooksville, FL	—	756,000	6,939,000	81,000	756,000	7,020,000	7,776,000	(51,000)	2008	10/01/21
	Lake Placid, FL	—	590,000	2,847,000	38,000	590,000	2,885,000	3,475,000	(20,000)	2008	10/01/21
	Lakeland, FL	—	383,000	15,622,000	55,000	383,000	15,677,000	16,060,000	(102,000)	1985	10/01/21
	Pinellas Park, FL	—	1,065,000	7,610,000	38,000	1,065,000	7,648,000	8,713,000	(53,000)	2016	10/01/21
	Sanford, FL	—	1,803,000	9,504,000	90,000	1,803,000	9,594,000	11,397,000	(66,000)	1984	10/01/21
	Spring Hill, FL	—	2,623,000	12,200,000	19,000	2,623,000	12,219,000	14,842,000	(90,000)	1988	10/01/21
	Winter Haven, FL	—	2,654,000	19,811,000	803,000	2,654,000	20,614,000	23,268,000	(140,000)	1984	10/01/21
Central Wisconsin Senior Care Portfolio (Skilled Nursing)	Sun Prairie, WI	—	543,000	2,587,000	—	543,000	2,587,000	3,130,000	(22,000)	1960/2006	10/01/21
	Waunakee, WI	—	2,171,000	10,198,000	30,000	2,171,000	10,228,000	12,399,000	(87,000)	1974/2005	10/01/21
Sauk Prairie MOB (Medical Office)	Prairie du Sac, WI	—	2,044,000	19,669,000	333,000	2,044,000	20,002,000	22,046,000	(173,000)	2014	10/01/21
Surprise MOB (Medical Office)	Surprise, AZ	—	1,827,000	10,968,000	353,000	1,827,000	11,321,000	13,148,000	(116,000)	2012	10/01/21
Southfield MOB (Medical Office)	Southfield, MI	5,662,000	1,634,000	16,550,000	182,000	1,634,000	16,732,000	18,366,000	(198,000)	1975/2014	10/01/21
Pinnacle Beaumont ALF (SHOP)	Beaumont, TX	—	1,775,000	17,541,000	(2,000)	1,775,000	17,539,000	19,314,000	(118,000)	2012	10/01/21
Grand Junction MOB (Medical Office)	Grand Junction, CO	—	2,460,000	34,188,000	—	2,460,000	34,188,000	36,648,000	(305,000)	2013	10/01/21

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2021

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Edmonds MOB (Medical Office)	Edmonds, WA	$—	$4,523,000	$22,414,000	$269,000	$4,523,000	$22,683,000	$27,206,000	$(203,000)	1991/2008	10/01/21
Pinnacle Warrenton ALF (SHOP)	Warrenton, MO	—	514,000	7,059,000	11,000	514,000	7,070,000	7,584,000	(49,000)	1986	10/01/21
Glendale MOB (Medical Office)	Glendale, WI	—	665,000	6,782,000	141,000	665,000	6,923,000	7,588,000	(75,000)	2004	10/01/21
Missouri SNF Portfolio (Skilled Nursing)	Florissant, MO	—	800,000	10,363,000	—	800,000	10,363,000	11,163,000	(77,000)	1987	10/01/21
	Kansas City, MO	—	2,090,000	10,527,000	—	2,090,000	10,527,000	12,617,000	(91,000)	1974	10/01/21
	Milan, MO	—	493,000	7,057,000	—	493,000	7,057,000	7,550,000	(52,000)	1980	10/01/21
	Missouri, MO	—	729,000	10,187,000	—	729,000	10,187,000	10,916,000	(73,000)	1963	10/01/21
	Salisbury, MO	—	515,000	8,852,000	—	515,000	8,852,000	9,367,000	(65,000)	1970	10/01/21
	Sedalia, MO	—	631,000	24,172,000	—	631,000	24,172,000	24,803,000	(163,000)	1975	10/01/21
	St. Elizabeth, MO	—	437,000	4,561,000	—	437,000	4,561,000	4,998,000	(34,000)	1981	10/01/21
	Trenton, MO	—	310,000	4,875,000	—	310,000	4,875,000	5,185,000	(35,000)	1967	10/01/21
Flemington MOB Portfolio (Medical Office)	Flemington, NJ	—	1,419,000	11,110,000	368,000	1,419,000	11,478,000	12,897,000	(116,000)	2002	10/01/21
	Flemington, NJ	—	578,000	3,340,000	92,000	578,000	3,432,000	4,010,000	(43,000)	1993	10/01/21
Lawrenceville MOB II (Medical Office)	Lawrenceville, GA	—	1,058,000	9,709,000	197,000	1,058,000	9,906,000	10,964,000	(116,000)	1990	10/01/21
Mill Creek MOB (Medical Office)	Mill Creek, WA	—	1,344,000	7,516,000	28,000	1,344,000	7,544,000	8,888,000	(69,000)	1991	10/01/21
Modesto MOB (Medical Office)	Modesto, CA	—	—	16,065,000	8,000	—	16,073,000	16,073,000	(141,000)	1991/2016	10/01/21
Michigan ALF Portfolio (Senior Housing)	Grand Rapids, MI	—	1,196,000	8,955,000	—	1,196,000	8,955,000	10,151,000	(69,000)	1953/2016	10/01/21
	Grand Rapids, MI	9,990,000	1,291,000	11,308,000	—	1,291,000	11,308,000	12,599,000	(87,000)	1989	10/01/21
	Holland, MI	—	716,000	6,534,000	—	716,000	6,534,000	7,250,000	(58,000)	2007/2017	10/01/21
	Howell, MI	—	836,000	4,202,000	—	836,000	4,202,000	5,038,000	(32,000)	2003	10/01/21
	Lansing, MI	—	1,300,000	11,629,000	—	1,300,000	11,629,000	12,929,000	(85,000)	1988/2015	10/01/21
	Wyoming, MI	—	1,343,000	13,347,000	—	1,343,000	13,347,000	14,690,000	(98,000)	1964/2016	10/01/21
Lithonia MOB (Medical Office)	Lithonia, GA	—	1,676,000	10,871,000	263,000	1,676,000	11,134,000	12,810,000	(108,000)	2015	10/01/21

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2021

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
West Des Moines SNF (Skilled Nursing)	West Des Moines, IA	$—	$509,000	$3,813,000	$—	$509,000	$3,813,000	$4,322,000	$(29,000)	2004	10/01/21
Great Nord MOB Portfolio (Medical Office)	Tinley Park, IL	—	—	15,423,000	237,000	—	15,660,000	15,660,000	(154,000)	2002	10/01/21
	Chesterton, IN	—	743,000	9,070,000	25,000	743,000	9,095,000	9,838,000	(98,000)	2007	10/01/21
	Crown Point, IN	—	265,000	5,467,000	—	265,000	5,467,000	5,732,000	(50,000)	2005	10/01/21
	Plymouth, MN	—	1,491,000	12,994,000	—	1,491,000	12,994,000	14,485,000	(122,000)	2014	10/01/21
Overland Park MOB (Medical Office)	Overland Park, KS	—	2,803,000	23,639,000	436,000	2,803,000	24,075,000	26,878,000	(207,000)	2017	10/01/21
Blue Badger MOB (Medical Office)	Marysville, OH	—	1,518,000	12,543,000	—	1,518,000	12,543,000	14,061,000	(105,000)	2014	10/01/21
Bloomington MOB (Medical Office)	Bloomington, IL	—	2,114,000	17,363,000	—	2,114,000	17,363,000	19,477,000	(122,000)	1990	10/01/21
Memphis MOB (Medical Office)	Memphis, TN	—	1,215,000	7,075,000	—	1,215,000	7,075,000	8,290,000	(62,000)	1984	10/01/21
Haverhill MOB (Medical Office)	Haverhill, MA	—	1,393,000	15,477,000	—	1,393,000	15,477,000	16,870,000	(166,000)	1987	10/01/21
Fresno MOB (Medical Office)	Fresno, CA	—	1,536,000	8,964,000	—	1,536,000	8,964,000	10,500,000	(97,000)	2007	10/01/21
Colorado Foothills MOB Portfolio (Medical Office)	Arvada, CO	—	695,000	6,369,000	2,000	695,000	6,371,000	7,066,000	(94,000)	1979	10/01/21
	Centennial, CO	—	873,000	11,233,000	12,000	873,000	11,245,000	12,118,000	(122,000)	1979	10/01/21
	Colorado Springs, CO	—	2,225,000	12,520,000	587,000	2,225,000	13,107,000	15,332,000	(121,000)	1999	10/01/21
Catalina West Haven ALF (SHOP)	West Haven, UT	—	1,936,000	10,415,000	32,000	1,936,000	10,447,000	12,383,000	(73,000)	2012	10/01/21
Louisiana Senior Housing Portfolio (SHOP)	Gonzales, LA	—	1,123,000	5,668,000	28,000	1,123,000	5,696,000	6,819,000	(43,000)	1996	10/01/21
	Monroe, LA	—	834,000	4,037,000	57,000	834,000	4,094,000	4,928,000	(30,000)	1994	10/01/21
	New Iberia, LA	—	952,000	5,257,000	4,000	952,000	5,261,000	6,213,000	(39,000)	1996	10/01/21
	Shreveport, LA	—	1,177,000	6,810,000	3,000	1,177,000	6,813,000	7,990,000	(48,000)	1996	10/01/21
	Slidell, LA	—	801,000	4,348,000	84,000	801,000	4,432,000	5,233,000	(33,000)	1996	10/01/21
Catalina Madera ALF (SHOP)	Madera, CA	—	1,312,000	15,299,000	16,000	1,312,000	15,315,000	16,627,000	(108,000)	2005	10/01/21
		$1,116,216,000	$321,587,000	$3,197,760,000	$283,484,000	$329,292,000	$3,473,539,000	$3,802,831,000	$(423,424,000)

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2021

		Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Leased properties(d)	$—	$1,886,000	$81,382,000	$141,667,000	$2,320,000	$222,615,000	$224,935,000	$(100,090,000)
Construction in progress	—	2,329,000	—	8,477,000	2,950,000	7,856,000	10,806,000	(372,000)
	$1,116,216,000	$325,802,000	$3,279,142,000	$433,628,000	$334,562,000	$3,704,010,000	$4,038,572,000	$(523,886,000)
___________
(a)We own 100% of our properties as of December 31, 2021, with the exception of Trilogy, Lakeview IN Medical Plaza, Southlake TX Hospital, Central Florida Senior Housing Portfolio, Pinnacle Beaumont ALF, Pinnacle Warrenton ALF, Catalina West Haven ALF, Louisiana Senior Housing Portfolio and Catalina Madera ALF.
(b)The cost capitalized subsequent to acquisition is shown net of dispositions and impairments.
(c)These properties are used as collateral for the secured revolver portion of the 2019 Trilogy Credit Facility, which had an outstanding balance of $304,734,000 as of December 31, 2021. See Note 9, Lines of Credit and Term Loans — 2019 Trilogy Credit Facility, for a further discussion.
(d)Represents furniture, fixtures, equipment, land and improvements associated with properties under operating leases.

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2021
(e)     The changes in total real estate for the years ended December 31, 2021, 2020 and 2019 are as follows:

Amount
Balance — December 31, 2018	$2,477,375,000
Acquisitions	32,330,000
Additions	114,078,000
Dispositions	(8,050,000)
Foreign currency translation adjustment	2,875,000
Balance — December 31, 2019	$2,618,608,000
Acquisitions	$31,157,000
Additions	129,254,000
Dispositions and impairments	(18,718,000)
Foreign currency translation adjustment	1,971,000
Balance — December 31, 2020	$2,762,272,000
Acquisitions	$1,225,626,000
Additions	87,909,000
Dispositions and impairments	(36,645,000)
Foreign currency translation adjustment	(590,000)
Balance — December 31, 2021	$4,038,572,000
(f)     As of December 31, 2021, the unaudited aggregate cost of our properties was $3,933,364,000 for federal income tax purposes.
(g)     The changes in accumulated depreciation for the years ended December 31, 2021, 2020 and 2019 are as follows:

Amount
Balance — December 31, 2018	$254,694,000
Additions	90,914,000
Dispositions	(7,614,000)
Foreign currency translation adjustment	(96,000)
Balance — December 31, 2019	$337,898,000
Additions	$91,617,000
Dispositions and impairments	(4,530,000)
Foreign currency translation adjustment	287,000
Balance — December 31, 2020	$425,272,000
Additions	$109,036,000
Dispositions and impairments	(10,320,000)
Foreign currency translation adjustment	(102,000)
Balance — December 31, 2021	$523,886,000
(h)     The cost of buildings and capital improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and capital improvements, up to 39 years, and the cost of tenant improvements is depreciated over the shorter of the lease term or useful life, up to 34 years. The cost of furniture, fixtures and equipment is depreciated over the estimated useful life, up to 28 years.

AMERICAN HEALTHCARE REIT, INC.
EXHIBITS LIST
December 31, 2021

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the period ended December 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.2*	Description of Registrant’s Securities

10.1*†	American Healthcare REIT, Inc. Amended and Restated 2015 Incentive Plan, effective as of November 18, 2021

10.2
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

10.3
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

10.4†	Form of Indemnification Agreement (included as Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55775) filed October 1, 2021 and incorporated herein by reference)

10.5
Second Amended and Restated Agreement of Limited Partnership of American Healthcare REIT Holdings, LP, dated October 1, 2021 (included as Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55775) filed October 5, 2021 and incorporated by reference)

10.6	Amended and Restated Share Repurchase Plan (included as Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-55775) filed October 5, 2021 and incorporated herein by reference)

10.7
Registration Rights Agreement, dated October 1, 2021, by and between Griffin-American Healthcare REIT III, Inc. and Griffin-American Healthcare REIT III Holdings, LP (included as Exhibit 10.1 to Griffin-American Healthcare REIT III, Inc’s Current Report on Form 8-K (File No. 000-55434) filed October 1, 2021 and incorporated herein by reference)

10.8†
Offer Letter, dated October 1, 2021, between Griffin-American Healthcare REIT III, Inc. and Jeffrey T. Hanson (included as Exhibit 10.2 to Griffin-American Healthcare REIT III, Inc.’s Current Report on Form 8-K (File No. 000-55434) filed October 1, 2021 and incorporated herein by reference)

10.9†
Offer Letter, dated October 1, 2021, between Griffin-American Healthcare REIT III, Inc. and Danny Prosky (included as Exhibit 10.3 to Griffin-American Healthcare REIT III, Inc.’s Current Report on Form 8-K (File No. 000-55434) filed October 1, 2021 and incorporated herein by reference)

10.10†
Offer Letter, dated October 1, 2021, between Griffin-American Healthcare REIT III, Inc. and Mathieu B. Streiff (included as Exhibit 10.4 to Griffin-American Healthcare REIT III, Inc.’s Current Report on Form 8-K (File No. 000-55434) filed October 1, 2021 and incorporated herein by reference)

AMERICAN HEALTHCARE REIT, INC.
EXHIBITS LIST — (Continued)
December 31, 2021

10.11†
Offer Letter, dated October 1, 2021, between Griffin-American Healthcare REIT III, Inc. and Brian S. Peay (included as Exhibit 10.5 to Griffin-American Healthcare REIT III, Inc.’s Current Report on Form 8-K (File No. 000-55434) filed October 1, 2021 and incorporated herein by reference)

10.12*†	American Healthcare Opps Holdings, LLC Executive Severance and Change in Control Plan, effective as of November 18, 2021

10.13*
Eighth Amended and Restated Limited Liability Company Agreement of Trilogy REIT Holdings, LLC dated as of December 31, 2021, entered into by and among Trilogy Real Estate Investment Trust, Trilogy Management Services, LLC and Members, effective as of December 31, 2021

10.14
Amended and Restated Credit Agreement by and among American Healthcare REIT Holdings, L.P., American Healthcare REIT, Inc. and certain subsidiaries, Bank of America, N.A., KeyBank, National Association, Citizens Bank, National Association, Bank of the West, Fifth Third Bank, National Association, Truist Bank, Regions Bank, KeyBanc Capital Markets and BofA Securities, Inc. dated January 19, 2022 (included as Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-055775) filed January 25, 2022 and incorporated herein by reference)

10.15*†	Transition Services Agreement by and among American Healthcare REIT, Inc., American Healthcare Opps Holdings, LLC and Jeffrey T. Hanson, dated March 24, 2022

21.1*	Subsidiaries of American Healthcare REIT, Inc.

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_________

*	Filed herewith.
**	Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
†	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Healthcare REIT, Inc. (Registrant)

By	/s/ DANNY PROSKY	Chief Executive Officer and President
Danny Prosky

Date: March 25, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ DANNY PROSKY	Chief Executive Officer, President and Director
	Danny Prosky	(Principal Executive Officer)

Date: March 25, 2022

By	/s/ BRIAN S. PEAY	Chief Financial Officer
	Brian S. Peay	(Principal Financial Officer and Principal Accounting Officer)

Date: March 25, 2022

By	/s/ JEFFREY T. HANSON	Executive Chairman of the Board of Directors
Jeffrey T. Hanson

Date: March 25, 2022

By	/s/ MATHIEU B. STREIFF	Chief Operating Officer and Director
Mathieu B. Streiff

Date: March 25, 2022

By	/s/ BRIAN J. FLORNES	Independent Director
Brian J. Flornes

Date: March 25, 2022

By	/s/ HAROLD H. GREENE	Independent Director
Harold H. Greene

Date: March 25, 2022

By	/s/ DIANNE HURLEY	Independent Director
Dianne Hurley

Date: March 25, 2022

By	/s/ GERALD W. ROBINSON	Independent Director
Gerald W. Robinson

Date: March 25, 2022

By	/s/ J. GRAYSON SANDERS	Independent Director
J. Grayson Sanders

Date: March 25, 2022

By	/s/ WILBUR H. SMITH III	Independent Director
Wilbur H. Smith III

Date: March 25, 2022