Form 10-Q
period 2022-03-31
American Healthcare REIT, Inc.
filed 2022-05-16
CIK 1632970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of May 13, 2022, there were 77,678,544 shares of Class T common stock and 186,233,584 shares of Class I common stock of American Healthcare REIT, Inc. outstanding.

AMERICAN HEALTHCARE REIT, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2022 and December 31, 2021
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Real estate investments, net	$3,475,635,000	$3,514,686,000
Debt security investment, net	80,239,000	79,315,000
Cash and cash equivalents	75,115,000	81,597,000
Restricted cash	44,055,000	43,889,000
Accounts and other receivables, net	130,872,000	122,778,000
Identified intangible assets, net	241,140,000	248,871,000
Goodwill	211,724,000	209,898,000
Operating lease right-of-use assets, net	154,619,000	158,157,000
Other assets, net	142,786,000	121,148,000
Total assets	$4,556,185,000	$4,580,339,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$1,103,006,000	$1,095,594,000
Lines of credit and term loans, net(1)	1,238,147,000	1,226,634,000
Accounts payable and accrued liabilities(1)	170,757,000	187,254,000
Accounts payable due to affiliates(1)	—	866,000
Identified intangible liabilities, net	12,077,000	12,715,000
Financing obligations(1)	32,921,000	33,653,000
Operating lease liabilities(1)	142,615,000	145,485,000
Security deposits, prepaid rent and other liabilities(1)	50,574,000	48,567,000
Total liabilities	2,750,097,000	2,750,768,000

Commitments and contingencies (Note 12)

Redeemable noncontrolling interests (Note 13)	75,267,000	72,725,000

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Class T common stock, $0.01 par value per share; 200,000,000 shares authorized; 77,504,480 and 77,176,406 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	766,000	763,000
Class I common stock, $0.01 par value per share; 800,000,000 shares authorized; 186,305,249 and 185,855,625 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1,863,000	1,859,000
Additional paid-in capital	2,536,811,000	2,531,940,000
Accumulated deficit	(980,613,000)	(951,303,000)
Accumulated other comprehensive loss	(2,160,000)	(1,966,000)
Total stockholders’ equity	1,556,667,000	1,581,293,000
Noncontrolling interests (Note 14)	174,154,000	175,553,000
Total equity	1,730,821,000	1,756,846,000
Total liabilities, redeemable noncontrolling interests and equity	$4,556,185,000	$4,580,339,000

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
As of March 31, 2022 and December 31, 2021
(Unaudited)
___________
(1)Such liabilities of American Healthcare REIT, Inc. represented liabilities of American Healthcare REIT Holdings, LP or its consolidated subsidiaries as of March 31, 2022 and December 31, 2021. American Healthcare REIT Holdings, LP is a variable interest entity, or VIE, and a consolidated subsidiary of American Healthcare REIT, Inc. The creditors of American Healthcare REIT Holdings, LP or its consolidated subsidiaries do not have recourse against American Healthcare REIT, Inc., except for the 2022 Credit Facility, as defined in Note 9, held by American Healthcare REIT Holdings, LP in the amount of $934,400,000 as of March 31, 2022 and the 2018 Credit Facility and 2019 Credit Facility, each as defined in Note 9, held by American Healthcare REIT Holdings, LP in the amount of $441,900,000 and $480,000,000, respectively, as of December 31, 2021, which were guaranteed by American Healthcare REIT, Inc.
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues and grant income:
Resident fees and services	$318,974,000	$253,026,000
Real estate revenue	51,943,000	30,023,000
Grant income	5,214,000	8,229,000
Total revenues and grant income	376,131,000	291,278,000
Expenses:
Property operating expenses	287,160,000	245,142,000
Rental expenses	15,287,000	8,055,000
General and administrative	11,119,000	7,257,000
Business acquisition expenses	173,000	1,248,000
Depreciation and amortization	42,311,000	25,723,000
Total expenses	356,050,000	287,425,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishments)	(23,325,000)	(20,365,000)
Gain in fair value of derivative financial instruments	500,000	1,821,000
Gain (loss) on dispositions of real estate investments	756,000	(335,000)
Income (loss) from unconsolidated entities	1,386,000	(1,771,000)
Foreign currency (loss) gain	(1,387,000)	415,000
Other income	1,260,000	272,000
Total net other expense	(20,810,000)	(19,963,000)
Loss before income taxes	(729,000)	(16,110,000)
Income tax expense	(168,000)	(163,000)
Net loss	(897,000)	(16,273,000)
Net (income) loss attributable to noncontrolling interests	(2,059,000)	4,426,000
Net loss attributable to controlling interest	$(2,956,000)	$(11,847,000)
Net loss per Class T and Class I common share attributable to controlling interest — basic and diluted	$(0.01)	$(0.07)
Weighted average number of Class T and Class I common shares outstanding — basic and diluted	262,516,815	179,627,778

Net loss	$(897,000)	$(16,273,000)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(194,000)	69,000
Total other comprehensive (loss) income	(194,000)	69,000
Comprehensive loss	(1,091,000)	(16,204,000)
Comprehensive (income) loss attributable to noncontrolling interests	(2,059,000)	4,426,000
Comprehensive loss attributable to controlling interest	$(3,150,000)	$(11,778,000)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2021	263,032,031	$2,622,000	$2,531,940,000	$(951,303,000)	$(1,966,000)	$1,581,293,000	$175,553,000	$1,756,846,000
Offering costs — common stock	—	—	(3,000)	—	—	(3,000)	—	(3,000)
Issuance of common stock under the DRIP	1,226,073	12,000	11,292,000	—	—	11,304,000	—	11,304,000
Amortization of nonvested common stock compensation	—	—	811,000	—	—	811,000	—	811,000
Stock based compensation	—	—	—	—	—	—	21,000	21,000
Repurchase of common stock	(448,375)	(5,000)	(4,129,000)	—	—	(4,134,000)	—	(4,134,000)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,515,000)	(3,515,000)
Adjustment to noncontrolling interest in connection with the Merger	—	—	(1,173,000)	—	—	(1,173,000)	1,173,000	—
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(21,000)	(21,000)
Adjustment to value of redeemable noncontrolling interests	—	—	(1,927,000)	—	—	(1,927,000)	(929,000)	(2,856,000)
Distributions declared ($0.10 per share)	—	—	—	(26,354,000)	—	(26,354,000)	—	(26,354,000)
Net (loss) income	—	—	—	(2,956,000)	—	(2,956,000)	1,872,000	(1,084,000)	(1)
Other comprehensive loss	—	—	—	—	(194,000)	(194,000)	—	(194,000)
BALANCE — March 31, 2022	263,809,729	$2,629,000	$2,536,811,000	$(980,613,000)	$(2,160,000)	$1,556,667,000	$174,154,000	$1,730,821,000

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2020	179,658,367	$1,798,000	$1,730,589,000	$(864,271,000)	$(2,008,000)	$866,108,000	$168,375,000	$1,034,483,000
Offering costs — common stock	—	—	(1,000)	—	—	(1,000)	—	(1,000)
Amortization of nonvested common stock compensation	—	—	27,000	—	—	27,000	—	27,000
Stock based compensation	—	—	—	—	—	—	(14,000)	(14,000)
Distributions to noncontrolling interests	—	—	—	—	—	—	(176,000)	(176,000)
Adjustment to value of redeemable noncontrolling interests	—	—	(378,000)	—	—	(378,000)	(148,000)	(526,000)
Net loss	—	—	—	(11,847,000)	—	(11,847,000)	(3,942,000)	(15,789,000)	(1)
Other comprehensive income	—	—	—	—	69,000	69,000	—	69,000
BALANCE — March 31, 2021	179,658,367	$1,798,000	$1,730,237,000	$(876,118,000)	$(1,939,000)	$853,978,000	$164,095,000	$1,018,073,000
___________
(1)For the three months ended March 31, 2022 and 2021, amounts exclude $187,000 and $(484,000), respectively, of net income (loss) attributable to redeemable noncontrolling interests. See Note 13, Redeemable Noncontrolling Interests, for a further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(897,000)	$(16,273,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	42,311,000	25,723,000
Other amortization	6,166,000	5,955,000
Deferred rent	(1,695,000)	(1,023,000)
Stock based compensation	(32,000)	(14,000)
Stock based compensation — nonvested restricted common stock	811,000	27,000
(Gain) loss from unconsolidated entities	(1,386,000)	1,771,000
(Gain) loss on dispositions of real estate investments	(756,000)	335,000
Foreign currency loss (gain)	1,335,000	(416,000)
Loss on extinguishments of debt	4,591,000	2,288,000
Change in fair value of derivative financial instruments	(500,000)	(1,821,000)
Changes in operating assets and liabilities:
Accounts and other receivables	(8,300,000)	3,203,000
Other assets	(1,432,000)	(4,440,000)
Accounts payable and accrued liabilities	(7,878,000)	(10,891,000)
Accounts payable due to affiliates	(184,000)	(5,160,000)
Operating lease liabilities	(4,602,000)	(4,358,000)
Security deposits, prepaid rent and other liabilities	(5,192,000)	(161,000)
Net cash provided by (used in) operating activities	22,360,000	(5,255,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Developments and capital expenditures	(20,856,000)	(29,196,000)
Acquisitions of real estate investments	(19,878,000)	(78,542,000)
Proceeds from dispositions of real estate investments	14,074,000	1,248,000
Investments in unconsolidated entities	(200,000)	(325,000)
Real estate and other deposits	(507,000)	(26,000)
Net cash used in investing activities	(27,367,000)	(106,841,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgage loans payable	22,489,000	104,092,000
Payments on mortgage loans payable	(4,538,000)	(3,480,000)
Borrowings under the lines of credit and term loan	941,400,000	16,600,000
Payments on the lines of credit and term loan	(928,900,000)	(18,000,000)
Deferred financing costs	(4,796,000)	(799,000)
Debt extinguishment costs	(2,790,000)	(125,000)
Payments on financing obligations	(787,000)	(8,481,000)
Distributions paid to common stockholders	(15,010,000)	—
Repurchase of common stock	(4,134,000)	—
Distributions to noncontrolling interests in total equity	(3,511,000)	(172,000)
Contribution from redeemable noncontrolling interest	173,000	—
Distributions to redeemable noncontrolling interests	(695,000)	—
Security deposits and other	(208,000)	(30,000)
Net cash (used in) provided by financing activities	(1,307,000)	89,605,000

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

	Three Months Ended March 31,
	2022	2021
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(6,314,000)	$(22,491,000)
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,000)	7,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	125,486,000	152,190,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$119,170,000	$129,706,000

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period:
Cash and cash equivalents	$81,597,000	$113,212,000
Restricted cash	43,889,000	38,978,000
Cash, cash equivalents and restricted cash	$125,486,000	$152,190,000

End of period:
Cash and cash equivalents	$75,115,000	$89,995,000
Restricted cash	44,055,000	39,711,000
Cash, cash equivalents and restricted cash	$119,170,000	$129,706,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$18,916,000	$16,079,000
Income taxes	$191,000	$169,000
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued developments and capital expenditures	$14,750,000	$16,020,000
Tenant improvement overage	$223,000	$41,000
Issuance of common stock under the DRIP	$11,304,000	$—
Distributions declared but not paid — common stockholders	$8,794,000	$—
Distributions declared but not paid — limited partnership units	$467,000	$—
Capital expenditures from financing obligations	$—	$136,000
The following represents the net (decrease) increase in certain assets and liabilities in connection with our acquisitions and dispositions of real estate investments:
Accounts and other receivables	$(173,000)	$4,000
Other assets, net	$5,023,000	$(190,000)
Mortgage loan payable, net	$(12,059,000)	$—
Accounts payable and accrued liabilities	$(21,000)	$—
Financing obligations	$56,000	$—
Security deposits	$7,746,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended March 31, 2022 and 2021

The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc., or GAHR III, and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, for periods prior to the Merger, as defined below, and American Healthcare REIT, Inc. (formerly known as Griffin-American Healthcare REIT IV, Inc., or GAHR IV) and its subsidiaries, including American Healthcare REIT Holdings, LP (formerly known as Griffin-American Healthcare REIT III Holdings, LP), for periods following the Merger, except where otherwise noted. Certain historical information of GAHR IV is included for background purposes.
1. Organization and Description of Business
Overview and Background
American Healthcare REIT, Inc., a Maryland corporation, owns a diversified portfolio of clinical healthcare real estate properties, focusing primarily on medical office buildings, skilled nursing facilities, senior housing, hospitals and other healthcare-related facilities. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). Our healthcare facilities operated under a RIDEA structure include our senior housing operating properties, or SHOP (formerly known as senior housing — RIDEA), and our integrated senior health campuses. We have originated and acquired secured loans and may also originate and acquire other real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income; however, we have selectively developed, and may continue to selectively develop, healthcare real estate properties. We qualified to be taxed as a real estate investment trust, or REIT, under the Code for federal income tax purposes, and we intend to continue to qualify to be taxed as a REIT.
Merger of Griffin-American Healthcare REIT III, Inc. and Griffin-American Healthcare REIT IV, Inc.
On October 1, 2021, pursuant to an Agreement and Plan of Merger dated June 23, 2021, or the Merger Agreement, GAHR III merged with and into Continental Merger Sub, LLC, a Maryland limited liability company and newly formed wholly owned subsidiary of GAHR IV, or Merger Sub, with Merger Sub being the surviving company, or the REIT Merger. On October 1, 2021, also pursuant to the Merger Agreement, Griffin-American Healthcare REIT IV Holdings, LP, a Delaware limited partnership and subsidiary and operating partnership of GAHR IV, or GAHR IV Operating Partnership, merged with and into Griffin-American Healthcare REIT III Holdings, LP, a Delaware limited partnership, or our operating partnership, with our operating partnership being the surviving entity, or the Partnership Merger. We collectively refer to the REIT Merger and the Partnership Merger as the Merger. Following the Merger on October 1, 2021, our company, or the Combined Company, was renamed American Healthcare REIT, Inc. and our operating partnership, also referred to as the surviving partnership, was renamed American Healthcare REIT Holdings, LP. The REIT Merger qualified as a reorganization under, and within the meaning of, Section 368(a) of the Code. As a result of and at the effective time of the Merger, the separate corporate existence of GAHR III and GAHR IV Operating Partnership ceased.
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
AHI Acquisition
Also on October 1, 2021, immediately prior to the consummation of the Merger, GAHR III acquired a newly formed entity, American Healthcare Opps Holdings, LLC, or NewCo, which we refer to as the AHI Acquisition, pursuant to a contribution and exchange agreement dated June 23, 2021, or the Contribution Agreement, between GAHR III; our operating partnership; American Healthcare Investors, LLC, or AHI; Griffin Capital Company, LLC, or Griffin Capital; Platform Healthcare Investor T-II, LLC; Flaherty Trust; and Jeffrey T. Hanson, our former Chief Executive Officer and current Executive Chairman of the Board of Directors, Danny Prosky, our former Chief Operating Officer and current Chief Executive Officer and President, and Mathieu B. Streiff, our former Executive Vice President, General Counsel and current Chief

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Operating Officer, or collectively, the AHI Principals. NewCo owned substantially all of the business and operations of AHI, as well as all of the equity interests in (i) Griffin-American Healthcare REIT IV Advisor, LLC, or GAHR IV Advisor, a subsidiary of AHI that served as the external advisor of GAHR IV, and (ii) Griffin-American Healthcare REIT III Advisor, LLC, or GAHR III Advisor, also referred to as our former advisor, a subsidiary of AHI that served as the external advisor of GAHR III. See “Operating Partnership and Former Advisor” below for a further discussion.
Pursuant to the Contribution Agreement, AHI contributed substantially all of its business and operations to the surviving partnership, including its interest in GAHR III Advisor and GAHR IV Advisor, and Griffin Capital contributed its then-current ownership interest in GAHR III Advisor and GAHR IV Advisor to the surviving partnership. In exchange for these contributions, the surviving partnership issued limited partnership units, or surviving partnership OP units. Subject to working capital and other customary adjustments, the total approximate value of these surviving partnership OP units at the time of consummation of the transactions contemplated by the Contribution Agreement was approximately $131,674,000, with a reference value for purposes thereof of $8.71 per unit, such that the surviving partnership issued 15,117,529 surviving partnership OP units as consideration, or the Closing Date Consideration. Following the consummation of the Merger and the AHI Acquisition, the Combined Company became self-managed. As of March 31, 2022 and December 31, 2021, such surviving partnership OP units are owned by AHI Group Holdings, LLC, or AHI Group Holdings, which is owned and controlled by the AHI Principals, Platform Healthcare Investor T-II, LLC, Flaherty Trust and a wholly owned subsidiary of Griffin Capital, or collectively, the NewCo Sellers.
The AHI Acquisition was treated as a business combination for accounting purposes, with GAHR III as both the legal and accounting acquiror of NewCo. While GAHR IV was the legal acquiror of GAHR III in the REIT Merger, GAHR III was determined to be the accounting acquiror in the REIT Merger in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 805, Business Combinations, after considering the relative share ownership and the composition of the governing body of the Combined Company. Thus, the financial information set forth herein subsequent to the consummation of the Merger and the AHI Acquisition reflects results of the Combined Company, and the financial information set forth herein prior to the Merger and the AHI Acquisition reflects GAHR III’s results. For this reason, period to period comparisons may not be meaningful.
Operating Partnership and Former Advisor
We conduct substantially all of our operations through our operating partnership. Through September 30, 2021, we were externally advised by our former advisor pursuant to an advisory agreement, as amended, or the Advisory Agreement, between us and our former advisor. Our former advisor used its best efforts, subject to the oversight and review of our board of directors, or our board, to, among other things, provide asset management, property management, acquisition, disposition and other advisory services on our behalf consistent with our investment policies and objectives. Following the Merger and the AHI Acquisition, we became self-managed and are no longer externally advised. As a result, any fees that would have otherwise been payable to our former advisor are no longer being paid. Also, on October 1, 2021 and in connection with the AHI Acquisition, our operating partnership redeemed all 22,222 shares of our common stock owned by our former advisor and the 20,833 shares of our Class T common stock owned by GAHR IV Advisor in GAHR IV.
Prior to the Merger and the AHI Acquisition, our former advisor was 75.0% owned and managed by wholly owned subsidiaries of AHI, and 25.0% owned by a wholly owned subsidiary of Griffin Capital, or collectively, our former co-sponsors. Prior to the AHI Acquisition, AHI was 47.1% owned by AHI Group Holdings, 45.1% indirectly owned by Digital Bridge Group, Inc. (NYSE: DBRG), or Digital Bridge, and 7.8% owned by James F. Flaherty III. We were not affiliated with Griffin Capital, Digital Bridge or Mr. Flaherty; however, we were affiliated with our former advisor, AHI and AHI Group Holdings. Please see the “Merger of Griffin-American Healthcare REIT III, Inc. and Griffin-American Healthcare REIT IV, Inc.” and “AHI Acquisition” sections above for a further discussion of our operations effective October 1, 2021. See Note 13, Redeemable Noncontrolling Interests, and Note 14, Equity — Noncontrolling Interests in Total Equity, for a further discussion of the ownership in our operating partnership.
Public Offering
Prior to the Merger, we raised $1,842,618,000 through a best efforts initial public offering that commenced on February 26, 2014, or the GAHR III initial offering, and issued 184,930,598 shares of our common stock. In addition, during the GAHR III initial offering, we issued 1,948,563 shares of our common stock pursuant to our initial distribution reinvestment plan, or the Initial DRIP, for a total of $18,511,000 in distributions reinvested. Following the deregistration of the GAHR III initial offering on April 22, 2015, we continued issuing shares of our common stock pursuant to subsequent distribution reinvestment plan offerings.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
See Note 14, Equity — Common Stock, and Note 14, Equity — Distribution Reinvestment Plan, for a further discussion of our public offerings.
Our Real Estate Investments Portfolio
We currently operate through six reportable business segments: medical office buildings, integrated senior health campuses, skilled nursing facilities, SHOP, senior housing and hospitals. As of March 31, 2022, we owned and/or operated 182 properties, comprising 191 buildings, and 122 integrated senior health campuses including completed development projects, or approximately 19,461,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $4,299,872,000, including the fair value of the properties acquired in the Merger. In addition, as of March 31, 2022, we also owned a real estate-related debt investment purchased for $60,429,000.
COVID-19
Our residents, tenants, operating partners and managers, our industry and the U.S. economy continue to be disrupted by the COVID-19 pandemic and related supply chain disruptions and labor shortages. The timing and extent of the economic recovery from the COVID-19 pandemic is dependent upon many factors, including the rate of vaccination, the emergence and severity of COVID-19 variants, the continued effectiveness of the vaccines against those variants, the frequency of booster vaccinations and the duration and implications of continued restrictions and safety measures. As the COVID-19 pandemic is still impacting the healthcare system to a certain extent, it continues to present challenges for us as an owner and operator of healthcare facilities, making it difficult to ascertain the long-term impact the COVID-19 pandemic will have on real estate markets in which we own and/or operate properties and our portfolio of investments.
We have evaluated the impacts of the COVID-19 pandemic on our business thus far and incorporated information concerning such impacts into our assessments of liquidity, impairment and collectability from tenants and residents as of March 31, 2022. We will continue to monitor such impacts and will adjust our estimates and assumptions based on the best available information.
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
Basis of Presentation
Our accompanying condensed consolidated financial statements include our accounts and those of our operating partnership, the wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries in which we have control, as well as any VIEs, in which we are the primary beneficiary. The portion of equity in any subsidiary that is not wholly owned by us is presented in our accompanying condensed consolidated financial statements as a noncontrolling interest. We evaluate our ability to control an entity, and whether the entity is a VIE and we are the primary beneficiary, by considering substantive terms of the arrangement and identifying which enterprise has the power to direct the activities of the entity that most significantly impacts the entity’s economic performance.
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries of which we have control, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership and as of March 31, 2022 and December 31, 2021, we owned an approximately 95.0% and 94.9% general partnership interest therein, respectively, and the remaining 5.0% and 5.1%, respectively, was owned by the NewCo Sellers. Prior to the Merger on October 1, 2021, we owned greater than a 99.99% general partnership interest in our operating partnership and our former advisor was a limited partner that owned less than a 0.01% noncontrolling limited partnership interest in our operating partnership. On October 1, 2021, in connection with the AHI Acquisition, we repurchased our former advisor’s 222 limited partnership units in our operating partnership.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The accounts of our operating partnership are consolidated in our accompanying condensed consolidated financial statements because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership). All intercompany accounts and transactions are eliminated in consolidation.
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
In preparing our accompanying condensed consolidated financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2021 Annual Report on Form 10-K, as filed with the SEC on March 25, 2022.
Use of Estimates
The preparation of our accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities, at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, the initial and recurring valuation of certain assets acquired and liabilities assumed through property acquisitions, including through business combinations, goodwill and its impairment, revenues and grant income, allowance for credit losses, impairment of long-lived and intangible assets and contingencies. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.
Revenue Recognition — Resident Fees and Services Revenue
Disaggregation of Resident Fees and Services Revenue
The following tables disaggregate our resident fees and services revenue by line of business, according to whether such revenue is recognized at a point in time or over time:

	Three Months Ended March 31,
	2022			2021
	Integrated Senior Health Campuses	SHOP(1)	Total	Integrated Senior Health Campuses	SHOP(1)	Total
Over time	$230,534,000	$37,216,000	$267,750,000	$188,258,000	$19,459,000	$207,717,000
Point in time	50,478,000	746,000	51,224,000	44,968,000	341,000	45,309,000
Total resident fees and services	$281,012,000	$37,962,000	$318,974,000	$233,226,000	$19,800,000	$253,026,000

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The following tables disaggregate our resident fees and services revenue by payor class:

	Three Months Ended March 31,
	2022			2021
	Integrated Senior Health Campuses	SHOP(1)	Total	Integrated Senior Health Campuses	SHOP(1)	Total
Private and other payors	$131,803,000	$35,037,000	$166,840,000	$106,110,000	$19,419,000	$125,529,000
Medicare	94,517,000	—	94,517,000	84,283,000	—	84,283,000
Medicaid	54,692,000	2,925,000	57,617,000	42,833,000	381,000	43,214,000
Total resident fees and services	$281,012,000	$37,962,000	$318,974,000	$233,226,000	$19,800,000	$253,026,000
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
Accounts Receivable, Net — Resident Fees and Services Revenue
The beginning and ending balances of accounts receivable, net — resident fees and services are as follows:

	Private and Other Payors	Medicare	Medicaid	Total
Beginning balance — January 1, 2022	$42,056,000	$35,953,000	$16,922,000	$94,931,000
Ending balance — March 31, 2022	44,032,000	39,469,000	18,448,000	101,949,000
Increase	$1,976,000	$3,516,000	$1,526,000	$7,018,000
Deferred Revenue — Resident Fees and Services Revenue
The beginning and ending balances of deferred revenue — resident fees and services, almost all of which relates to private and other payors, are as follows:

Total
Beginning balance — January 1, 2022	$14,673,000
Ending balance — March 31, 2022	16,087,000
Increase	$1,414,000
In addition to the deferred revenue above, as of March 31, 2022, we had approximately $2,069,000 remaining in Medicare advance payments that were received during 2020 through an expanded program of the Centers for Medicare & Medicaid Services. Such amounts were deferred and included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets, and are applied to future Medicare claims. Our recoupment period commenced in the second quarter of 2021, and for the three months ended March 31, 2022, we recognized $10,899,000 of resident fees and services revenue pertaining to such Medicare advance payments.
Tenant and Resident Receivables and Allowances
Resident receivables, which are related to resident fees and services, are carried net of an allowance for credit losses. An allowance is maintained for estimated losses resulting from the inability of residents and payors to meet the contractual obligations under their lease or service agreements. Substantially all of such allowances are recorded as direct reductions of resident fees and services revenue as contractual adjustments provided to third-party payors or implicit price concessions in our accompanying condensed consolidated statements of operations and comprehensive loss. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the residents’ financial condition, security deposits, cash collection patterns by payor and by state, current economic conditions, future expectations in estimating credit losses and other relevant factors. Tenant receivables, which are related to real estate revenue, and unbilled deferred rent receivables are reduced for uncollectible amounts, which are recognized as direct reductions of real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of March 31, 2022 and December 31, 2021, we had $13,872,000 and $12,378,000, respectively, in allowances, which were determined necessary to reduce receivables by our expected future credit losses. For the three months ended March 31, 2022 and 2021, we increased allowances by $5,223,000 and $2,478,000, respectively, and reduced allowances for collections or adjustments by $2,099,000 and $1,505,000, respectively. For the three months ended March 31, 2022 and 2021, $1,630,000 and $1,606,000, respectively, of our receivables were written off against the related allowances.
Accounts Payable and Accrued Liabilities
As of March 31, 2022 and December 31, 2021, accounts payable and accrued liabilities primarily include reimbursement of payroll-related costs to the managers of our SHOP and integrated senior health campuses of $28,456,000 and $31,101,000, respectively, insurance reserves of $35,294,000 and $36,440,000, respectively, accrued property taxes of $21,654,000 and $22,102,000, respectively, accrued developments and capital expenditures to unaffiliated third parties of $14,750,000 and $22,852,000, respectively, and accrued distributions to common stockholders of $8,794,000 and $8,768,000, respectively.
Statement of Cash Flows
For the three months ended March 31, 2021, amounts totaling $101,734,000 have been removed from borrowings under mortgage loans payable and early payoff of mortgage loans payable to properly reflect only actual cash flows resulting from borrowings and payments of mortgage loans compared to amounts previously presented. There was no net change in previously disclosed net cash provided by financing activities.
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Building, improvements and construction in process	$3,495,979,000	$3,505,786,000
Land and improvements	332,486,000	334,562,000
Furniture, fixtures and equipment	202,965,000	198,224,000
	4,031,430,000	4,038,572,000
Less: accumulated depreciation	(555,795,000)	(523,886,000)
	$3,475,635,000	$3,514,686,000
Depreciation expense for the three months ended March 31, 2022 and 2021 was $34,422,000 and $24,190,000, respectively. For the three months ended March 31, 2022, we incurred capital expenditures of $8,248,000 for our integrated senior health campuses, $2,434,000 for our medical office buildings and $1,454,000 for our SHOP. We did not incur any capital expenditures for our skilled nursing facilities, senior housing facilities or hospitals for the three months ended March 31, 2022.
Acquisition of Real Estate Investment
For the three months ended March 31, 2022, we, through a majority-owned subsidiary of Trilogy Investors, LLC, or Trilogy, of which we owned 72.9% at the time of acquisition, acquired an integrated senior health campus located in Kentucky. See Note 4, Business Combination, for a further discussion. The following is a summary of such property acquisition for the three months ended March 31, 2022:

Location	Date Acquired	Contract Purchase Price	Mortgage Loan Payable(1)
Louisville, KY	01/03/22	$27,790,000	$20,800,000
___________
(1)Represents the principal balance of the mortgage loan payable placed on the campus at the time of acquisition.
Sale of Controlling Interests in Real Estate Investments
On February 8, 2022, we sold approximately 77.0% ownership interests in several real estate assets for development within our integrated senior health campuses segment for an aggregate sales price of $19,622,000 and a gain on sale of $756,000. We retained approximately 23.0% ownership interests in such real estate development assets, which interests are

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
accounted for as investments in unconsolidated entities within other assets, net in our accompanying condensed consolidated balance sheet as of March 31, 2022. From February 8, 2022 through March 31, 2022, 23.0% interest in the net earnings or losses of such unconsolidated entities were included in net loss from unconsolidated entities in our accompanying condensed consolidated statements of operations and comprehensive loss.
4. Business Combination
For the three months ended March 31, 2022, using cash on hand and debt financing, we completed the acquisition of an integrated senior healthcare campus, which was accounted for as a business combination. The contract purchase price for such property acquisition was $27,790,000 plus immaterial transaction costs. See Note 3, Real Estate Investments, Net, for a further discussion. Based on quantitative and qualitative considerations, such business combination was not material to us and, therefore, pro forma financial information is not provided. We did not complete any property acquisitions accounted for as business combinations for the three months ended March 31, 2021.
The fair values of the assets acquired and liabilities assumed during 2022 were preliminary estimates. Any necessary adjustments will be finalized within one year from the date of acquisition. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed of our 2022 property acquisition.

2022 Acquisition
Building and improvements	$17,235,000
Land	3,060,000
In-place leases	3,420,000
Goodwill	1,827,000
Furniture, fixtures and equipment	1,558,000
Certificates of need	690,000
Cash	588,000
Total assets acquired	28,378,000
Security deposits	(7,747,000)
Accounts payable and accrued liabilities	(109,000)
Financing obligations	(56,000)
Total liabilities assumed	(7,912,000)
Net assets acquired	$20,466,000
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
As of March 31, 2022 and December 31, 2021, the carrying amount of the debt security investment was $80,239,000 and $79,315,000, respectively, net of unamortized closing costs of $948,000 and $1,004,000, respectively. Accretion on the debt security for the three months ended March 31, 2022 and 2021 was $980,000 and $881,000, respectively, which is recorded as an increase to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss. Amortization expense of closing costs for the three months ended March 31, 2022 and 2021 was $56,000 and $47,000, respectively, which is recorded as a decrease to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss. We evaluated credit quality indicators such as the agency ratings and the underlying collateral of such investment in order to determine expected future credit loss. No credit loss was recorded for the three months ended March 31, 2022 and 2021.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
6. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Intangible assets subject to amortization:
In-place leases, net of accumulated amortization of $28,703,000 and $28,120,000 as of March 31, 2022 and December 31, 2021, respectively (with a weighted average remaining life of 8.1 years and 8.2 years as of March 31, 2022 and December 31, 2021, respectively)	$77,597,000	$81,538,000
Above-market leases, net of accumulated amortization of $3,193,000 and $2,082,000 as of March 31, 2022 and December 31, 2021, respectively (with a weighted average remaining life of 9.6 years and 9.7 years as of March 31, 2022 and December 31, 2021, respectively)	33,962,000	35,106,000
Customer relationships, net of accumulated amortization of $673,000 and $635,000 as of March 31, 2022 and December 31, 2021, respectively (with a weighted average remaining life of 14.4 years and 14.7 years as of March 31, 2022 and December 31, 2021, respectively)	2,167,000	2,205,000
Internally developed technology and software, net of accumulated amortization of $423,000 and $399,000 as of March 31, 2022 and December 31, 2021, respectively (with a weighted average remaining life of 0.4 years and 0.7 years as of March 31, 2022 and December 31, 2021, respectively)	47,000	70,000
Intangible assets not subject to amortization:
Certificates of need	96,580,000	99,165,000
Trade names	30,787,000	30,787,000
	$241,140,000	$248,871,000
Amortization expense on identified intangible assets for the three months ended March 31, 2022 and 2021 was $8,239,000 and $1,196,000, respectively, which included $1,114,000 and $83,000, respectively, of amortization recorded as a decrease to real estate revenue for above-market leases in our accompanying condensed consolidated statements of operations and comprehensive loss.
The aggregate weighted average remaining life of the identified intangible assets was 8.7 years and 8.8 years as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, estimated amortization expense on the identified intangible assets for the nine months ending December 31, 2022 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2022	$16,985,000
2023	17,202,000
2024	13,673,000
2025	11,034,000
2026	9,864,000
Thereafter	45,015,000
$113,773,000

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
7. Other Assets, Net
Other assets, net consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Deferred rent receivables	$42,672,000	$41,061,000
Prepaid expenses, deposits, other assets and deferred tax assets, net	33,818,000	22,484,000
Investments in unconsolidated entities	22,726,000	15,615,000
Inventory	18,087,000	18,929,000
Lease commissions, net of accumulated amortization of $5,100,000 and $4,911,000 as of March 31, 2022 and December 31, 2021, respectively	16,283,000	16,120,000
Deferred financing costs, net of accumulated amortization of $3,668,000 and $8,469,000 as of March 31, 2022 and December 31, 2021, respectively	6,130,000	3,781,000
Lease inducement, net of accumulated amortization of $1,930,000 and $1,842,000 as of March 31, 2022 and December 31, 2021, respectively (with a weighted average remaining life of 8.7 years and 8.9 years as of March 31, 2022 and December 31, 2021, respectively)	3,070,000	3,158,000
	$142,786,000	$121,148,000
Deferred financing costs included in other assets were related to the 2019 Trilogy Credit Facility and the senior unsecured revolving credit facility portion of the 2022 Credit Facility, each as defined at Note 9, Lines of Credit and Term Loans. Amortization expense on lease inducement for both the three months ended March 31, 2022 and 2021 was $88,000, and is recorded as a decrease to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss.
8. Mortgage Loans Payable, Net
As of March 31, 2022 and December 31, 2021, mortgage loans payable were $1,121,901,000 ($1,103,006,000, net of discount/premium and deferred financing costs) and $1,116,216,000 ($1,095,594,000, net of discount/premium and deferred financing costs), respectively. As of March 31, 2022, we had 67 fixed-rate mortgage loans payable and 11 variable-rate mortgage loans payable with effective interest rates ranging from 2.21% to 5.25% per annum based on interest rates in effect as of March 31, 2022 and a weighted average effective interest rate of 3.16%. As of December 31, 2021, we had 66 fixed-rate mortgage loans payable and 12 variable-rate mortgage loans payable with effective interest rates ranging from 2.21% to 5.25% per annum based on interest rates in effect as of December 31, 2021 and a weighted average effective interest rate of 3.21%. We are required by the terms of certain loan documents to meet certain reporting requirements and covenants, such as net worth ratios, fixed charge coverage ratios and leverage ratios.
Mortgage loans payable, net consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Total fixed-rate debt	$862,480,000	$845,504,000
Total variable-rate debt	259,421,000	270,712,000
Total fixed- and variable-rate debt	1,121,901,000	1,116,216,000
Less: deferred financing costs, net	(8,314,000)	(8,680,000)
Add: premium	356,000	397,000
Less: discount	(10,937,000)	(12,339,000)
Mortgage loans payable, net	$1,103,006,000	$1,095,594,000

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The following table reflects the changes in the carrying amount of mortgage loans payable, net for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Beginning balance	$1,095,594,000	$810,478,000
Additions:
Borrowings under mortgage loans payable	88,659,000	205,826,000
Amortization of deferred financing costs	2,078,000	2,627,000
Deductions:
Scheduled principal payments on mortgage loans payable	(4,538,000)	(3,480,000)
Early payoff of mortgage loans payable	(78,437,000)	(101,734,000)
Deferred financing costs	(333,000)	(1,037,000)
Amortization of discount/premium on mortgage loans payable, net	(17,000)	203,000
Ending balance	$1,103,006,000	$912,883,000
For the three months ended March 31, 2022, we incurred an aggregate loss on the extinguishment of mortgage loans payable of $1,430,000, which is recorded as an increase to interest expense in our accompanying condensed consolidated statements of operations and comprehensive loss. Such loss was primarily related to the write-off of unamortized loan discount related to eight mortgage loans payable that we refinanced on January 1, 2022 that were due to mature in 2044 through 2052.
For the three months ended March 31, 2021, we incurred an aggregate loss on the extinguishment of mortgage loans payable of $2,288,000, which is recorded as an increase to interest expense in our accompanying condensed consolidated statements of operations and comprehensive loss. Such loss was primarily related to the write-off of unamortized deferred financing costs of 10 mortgage loans payable that we refinanced on January 29, 2021 that were due to mature in 2053.
As of March 31, 2022, the principal payments due on our mortgage loans payable for the nine months ending December 31, 2022 and for each of the next four years ending December 31 and thereafter were as follows:

Year	Amount
2022	$121,952,000
2023	121,130,000
2024	163,974,000
2025	29,571,000
2026	155,402,000
Thereafter	529,872,000
$1,121,901,000
Some of our mortgage loan agreements include a standard loan term requiring lender approval for a change of control event, which was triggered upon the closing of the Merger. All of our mortgage lenders and loan servicers approved such event as of March 31, 2022, except for the servicers of two of our mortgage loans with an aggregate principal balance of $14,137,000, for which approvals were received in April 2022.
9. Lines of Credit and Term Loans
2018 Credit Facility
In order to accommodate the Merger, we amended GAHR IV and its operating partnership's credit agreement, as amended, or the 2018 Credit Agreement, with Bank of America, N.A., or Bank of America; KeyBank, National Association, or KeyBank; Citizens Bank, National Association, or Citizens Bank; Merrill Lynch, Pierce, Fenner & Smith Incorporated; KeyBanc Capital Markets, Inc., or KeyBanc Capital Markets; and the lenders named therein, for a credit facility with an aggregate maximum principal amount of $530,000,000, or the 2018 Credit Facility. The 2018 Credit Facility, which was further amended on October 1, 2021 to provide for updates regarding the Combined Company subsequent to the Merger, consisted of a senior unsecured revolving credit facility in the amount of $235,000,000 and senior unsecured term loan facilities in the aggregate amount of $295,000,000. At our option, the 2018 Credit Facility bore interest at per annum rates equal to (a)(i) the

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Eurodollar Rate, as defined in the 2018 Credit Agreement, plus (ii) a margin ranging from 1.70% to 2.20% based on our Consolidated Leverage Ratio, as defined in the 2018 Credit Agreement, or (b)(i) the greater of: (1) the prime rate publicly announced by Bank of America, (2) the Federal Funds Rate, as defined in the 2018 Credit Agreement, plus 0.50%, (3) the one-month Eurodollar Rate plus 1.00%, and (4) 0.00%, plus (ii) a margin ranging from 0.70% to 1.20% based on our Consolidated Leverage Ratio.
The 2018 Credit Facility was due to mature on November 19, 2021; however, pursuant to the terms of the 2018 Credit Agreement, at such time we extended the maturity date for an additional 12 months and paid an extension fee of $795,000. As of December 31, 2021, borrowings outstanding totaled $441,900,000 and the weighted average interest rate on such borrowings outstanding was 2.27% per annum. On January 19, 2022, we terminated the 2018 Credit Agreement and entered into the 2022 Credit Agreement, as defined and discussed below under “2022 Credit Facility.”
2019 Credit Facility
On October 1, 2021, upon consummation of the Merger, we, through the surviving partnership, were subject to GAHR III’s credit agreement, as amended, or the 2019 Corporate Credit Agreement, with Bank of America; KeyBank; Citizens Bank; and a syndicate of other banks, as lenders, for a credit facility with an aggregate maximum principal amount of $630,000,000, or the 2019 Credit Facility. The 2019 Credit Facility consisted of a senior unsecured revolving credit facility in an aggregate amount of $150,000,000 and a senior unsecured term loan facility in an aggregate amount of $480,000,000. On October 1, 2021, upon consummation of the Merger, the previously available $150,000,000 senior unsecured revolving credit facility was cancelled and a ratable amendment to certain financial covenants was made to account for the Combined Company.
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
As of December 31, 2021, borrowings outstanding under the 2019 Credit Facility totaled $480,000,000 and the weighted average interest rate on such borrowings outstanding was 2.60% per annum. The 2019 Corporate Credit Agreement was due to mature on January 25, 2022. On January 19, 2022, we, through our operating partnership, entered into an agreement that amended and restated the 2019 Corporate Credit Agreement in its entirety, or the 2022 Credit Agreement. See below for a further discussion.
2022 Credit Facility
On January 19, 2022, we, through our operating partnership, as borrower, and certain of our subsidiaries, or the subsidiary guarantors, collectively as guarantors, entered into the 2022 Credit Agreement that amended, restated, superseded and replaced the 2019 Corporate Credit Agreement and the 2018 Credit Agreement for a credit facility with an aggregate maximum principal amount up to $1,050,000,000, or the 2022 Credit Facility. The 2022 Credit Facility consists of a senior unsecured revolving credit facility in the initial aggregate amount of $500,000,000 and a senior unsecured term loan facility in the initial aggregate amount of $550,000,000. The proceeds of loans made under the 2022 Credit Facility may be used for refinancing existing indebtedness and for general corporate purposes including for working capital, capital expenditures and other corporate purposes not inconsistent with obligations under the 2022 Credit Agreement. We may also obtain up to $25,000,000 in the form of standby letters of credit pursuant to the 2022 Credit Facility. Unless defined herein, all capitalized terms under this “2022 Credit Facility” subsection are defined in the 2022 Credit Agreement.
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
As of March 31, 2022, our aggregate borrowing capacity under the 2022 Credit Facility was $1,050,000,000, excluding the $25,000,000 in standby letters of credit described above. As of March 31, 2022, borrowings outstanding under the 2022 Credit Facility totaled $934,400,000 ($933,413,000, net of deferred financing costs related to the senior unsecured term loan facility portion of the 2022 Credit Facility) and the weighted average interest rate on such borrowings outstanding was 2.04% per annum.
For the three months ended March 31, 2022, in connection with the 2022 Credit Agreement, we incurred an aggregate $3,161,000 loss on the extinguishment of a portion of senior unsecured term loans which formed part of the 2018 Credit Facility and the 2019 Credit Facility. Such loss on extinguishment of debt is recorded as an increase to interest expense in our accompanying condensed consolidated statements of operations and comprehensive loss, and primarily consisted of lender fees we paid to obtain the 2022 Credit Facility.
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
At our option, the 2019 Trilogy Credit Facility bears interest at per annum rates equal to (a) the London Inter-bank Offered Rate, or LIBOR, plus 2.75% for LIBOR Rate Loans, as defined in the 2019 Trilogy Credit Agreement, and (b) for Base Rate Loans, as defined in the 2019 Trilogy Credit Agreement, 1.75% plus the greater of: (i) the fluctuating annual rate of interest announced from time to time by KeyBank as its prime rate, (ii) 0.50% above the Federal Funds Effective Rate, as defined in the 2019 Trilogy Credit Agreement, and (iii) 1.00% above the one-month LIBOR.
As of both March 31, 2022 and December 31, 2021, our aggregate borrowing capacity under the 2019 Trilogy Credit Facility was $360,000,000. As of both March 31, 2022 and December 31, 2021, borrowings outstanding under the 2019 Trilogy Credit Facility totaled $304,734,000, and the weighted average interest rate on such borrowings outstanding was 3.20% and 2.85% per annum, respectively.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
10. Derivative Financial Instruments
We have used derivative financial instruments to manage interest rate risk associated with variable-rate debt. We recorded such derivative financial instruments in our accompanying condensed consolidated balance sheets as either an asset or a liability measured at fair value. We did not have any derivative financial instruments as of March 31, 2022. The following table lists the derivative financial instruments held by us as of December 31, 2021, which were included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets:

Instrument	Notional Amount	Index	Interest Rate	Maturity Date	Fair Value December 31, 2021
Swap	$250,000,000	one month LIBOR	2.10%	01/25/22	$332,000
Swap	$130,000,000	one month LIBOR	1.98%	01/25/22	162,000
Swap	$100,000,000	one month LIBOR	0.20%	01/25/22	6,000
					$500,000
As of December 31, 2021, none of our derivative financial instruments were designated as hedges. Derivative financial instruments not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements. For the three months ended March 31, 2022 and 2021, we recorded $500,000 and $1,821,000, respectively, as a decrease to interest expense in our accompanying condensed consolidated statements of operations and comprehensive loss related to the change in the fair value of our derivative financial instruments.
See Note 16, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments.
11. Identified Intangible Liabilities, Net
As of March 31, 2022 and December 31, 2021, identified intangible liabilities, net consisted of below-market leases of $12,077,000 and $12,715,000, respectively, net of accumulated amortization of $1,335,000 and $1,047,000, respectively. Amortization expense on below-market leases for the three months ended March 31, 2022 and 2021 was $609,000 and $47,000, respectively, which is recorded as an increase to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss.
The weighted average remaining life of below-market leases was 9.0 years and 9.1 years as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, estimated amortization expense on below-market leases for the nine months ending December 31, 2022 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2022	$1,239,000
2023	1,596,000
2024	1,475,000
2025	1,347,000
2026	1,198,000
Thereafter	5,222,000
$12,077,000
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
13. Redeemable Noncontrolling Interests
As a result of the Merger and the AHI Acquisition, as of March 31, 2022 and December 31, 2021, we, through our direct and indirect subsidiaries, own an approximately 95.0% and 94.9% general partnership interest, respectively, in our operating partnership and the remaining approximate 5.0% and 5.1% limited partnership interest, respectively, in our operating partnership is owned by the NewCo Sellers. Some of the limited partnership units outstanding, which account for approximately 1.0% of our total operating partnership units outstanding, have redemption features outside of our control and are accounted for as redeemable noncontrolling interests presented outside of permanent equity in our accompanying condensed consolidated balance sheets.
As of both March 31, 2022 and December 31, 2021, we, through Trilogy REIT Holdings LLC, or Trilogy REIT Holdings, in which we indirectly hold a 76.0% ownership interest, owned 95.9% of the outstanding equity interests of Trilogy. As of both March 31, 2022 and December 31, 2021, certain members of Trilogy’s management and certain members of an advisory committee to Trilogy’s board of directors owned approximately 4.1% of the outstanding equity interests of Trilogy. The noncontrolling interests held by such members have redemption features outside of our control and are accounted for as redeemable noncontrolling interests in our accompanying condensed consolidated balance sheets.
As a result of the Merger and through our operating partnership, as of March 31, 2022 and December 31, 2021, we own approximately 98.0% of the joint ventures with an affiliate of Meridian Senior Living, LLC, or Meridian, that own Central Florida Senior Housing Portfolio, Pinnacle Beaumont ALF and Pinnacle Warrenton ALF. Also as a result of the Merger, as of March 31, 2022 and December 31, 2021, we also own approximately 90.0% of the joint venture with Avalon Health Care, Inc., or Avalon, that owns Catalina West Haven ALF and Catalina Madera ALF. The noncontrolling interests held by Meridian and Avalon have redemption features outside of our control and are accounted for as redeemable noncontrolling interests in our accompanying condensed consolidated balance sheets. Both of our joint ventures with an affiliate of Meridian and with Avalon described above were acquired on October 1, 2021, upon consummation of the Merger.
We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the years ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Beginning balance	$72,725,000	$40,340,000
Additional redeemable noncontrolling interest	173,000	—
Reclassification from equity	21,000	—
Distributions	(695,000)	—
Adjustment to redemption value	2,856,000	526,000
Net income (loss) attributable to redeemable noncontrolling interests	187,000	(484,000)
Ending balance	$75,267,000	$40,382,000

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
14. Equity
Preferred Stock
Pursuant to our charter, we are authorized to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of both March 31, 2022 and December 31, 2021, no shares of preferred stock were issued and outstanding.
Common Stock
On March 12, 2015, we terminated the primary portion of our initial public offering. We continued to offer shares of our common stock in the GAHR III initial offering pursuant to the Initial DRIP, until the termination of the distribution reinvestment plan portion of the GAHR III initial offering and deregistration of the GAHR III initial offering on April 22, 2015. On March 25, 2015, we filed a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, to register a maximum of $250,000,000 of additional shares of our common stock pursuant to the Initial DRIP through a subsequent offering, or the 2015 GAHR III DRIP Offering, and we commenced offering shares following the deregistration of the GAHR III initial offering until the termination and deregistration of the 2015 GAHR III DRIP Offering on March 29, 2019. Effective October 5, 2016, we amended and restated the Initial DRIP, or the GAHR III Amended and Restated DRIP, to amend the price at which shares of our common stock were issued pursuant to the 2015 GAHR III DRIP Offering.
On January 30, 2019, we filed a Registration Statement on Form S-3 under the Securities Act to register a maximum of $200,000,000 of additional shares of our common stock to be issued pursuant to the GAHR III Amended and Restated DRIP, or the 2019 GAHR III DRIP Offering, which we commenced offering on April 1, 2019, following the deregistration of the 2015 GAHR III DRIP Offering. On May 29, 2020, our board authorized the suspension of the 2019 GAHR III DRIP Offering, and consequently, ceased issuing shares pursuant to such offering following the distributions paid in June 2020 to stockholders of record on or prior to the close of business on May 31, 2020. As a result of the Merger, we deregistered the 2019 GAHR III DRIP Offering on October 4, 2021. Further, on October 4, 2021, our board authorized the reinstatement of our distribution reinvestment plan, as amended, or the AHR DRIP. We continue to offer up to $100,000,000 of shares of our common stock to be issued pursuant to the AHR DRIP under an existing Registration Statement on Form S-3 under the Securities Act filed by GAHR IV, or the AHR DRIP Offering. We collectively refer to the Initial DRIP portion of the GAHR III initial offering, the 2015 GAHR III DRIP Offering, the 2019 GAHR III DRIP Offering and the AHR DRIP Offering as our DRIP Offerings. See Note 1, Organization and Description of Business — Public Offering and the “Distribution Reinvestment Plan” section below for a further discussion.
At the effective time of the REIT Merger, on October 1, 2021, each issued and outstanding share of GAHR III’s common stock, $0.01 par value per share, was converted into the right to receive 0.9266 shares of GAHR IV’s Class I common stock, $0.01 par value per share, resulting in the issuance of 179,637,776 shares of Class I common stock to GAHR III’s stockholders. Also, on October 1, 2021, we filed the Fourth Articles of Amendment and Restatement to our charter, or the Charter Amendment, which among other things, amended the common stock we are authorized to issue. The Charter Amendment authorized us to issue 1,000,000,000 shares of our common stock, par value $0.01 per share, whereby 200,000,000 shares are classified as Class T common stock and 800,000,000 shares are classified as Class I common stock.
Distribution Reinvestment Plan
Following the deregistration of the Initial DRIP on April 22, 2015, we continued to offer shares of our common stock pursuant to the 2015 GAHR III DRIP Offering and 2019 GAHR III DRIP Offering which resulted in a total of $308,501,000 in distributions being reinvested that resulted in 33,110,893 shares of common stock being issued.
As a result of the Merger, we deregistered the 2019 GAHR III DRIP Offering on October 4, 2021. Further, on October 4, 2021, our board reinstated distributions and authorized the reinstatement of the AHR DRIP Offering. We continue to offer up to $100,000,000 of shares of our common stock to be issued pursuant to the AHR DRIP under the AHR DRIP Offering. As a result, beginning with the October 2021 distribution, which was paid in November 2021, stockholders who previously enrolled as participants in the AHR DRIP received or will receive distributions in shares of our common stock pursuant to the terms of the AHR DRIP, instead of cash distributions. As of March 31, 2022, a total of $65,941,000 in distributions were reinvested that resulted in 6,981,086 shares of common stock being issued pursuant to the AHR DRIP Offering.
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The following is a summary of the historical estimated per share NAV for GAHR III and the Combined Company, as applicable:

Approval Date by our Board	Estimated Per Share NAV (Unaudited)
10/03/19	$9.40
03/18/21	$8.55
03/24/22	$9.29
For the three months ended March 31, 2022, and 2021, $11,304,000 and $0, respectively, in distributions were reinvested and 1,226,073 and 0 shares of our common stock, respectively, were issued pursuant to our DRIP Offerings.
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
Pursuant to our share repurchase plan, the repurchase price is equal to the lesser of (i) the amount per share that a stockholder paid for their shares of our common stock, or (ii) the most recent estimated value of one share of our common stock, as determined by our board, except that the repurchase price with respect to repurchases resulting from the death or qualifying disability of stockholders is equal to the most recently published estimated per share NAV. On October 4, 2021, as a result of the Merger, our board authorized the partial reinstatement of our share repurchase plan with respect to requests to repurchase shares resulting from the death or qualifying disability of stockholders, effective with respect to qualifying repurchases for the fiscal quarter ending December 31, 2021. All share repurchase requests other than those requests resulting from the death or qualifying disability of stockholders were and shall be rejected.
For the three months ended March 31, 2022, we repurchased 448,375 shares of our common stock, for an aggregate of $4,134,000, at a repurchase price of $9.22 per share. For the three months ended March 31, 2021, we did not repurchase any shares of common stock. In April 2022, we repurchased 699,460 shares of our common stock, for an aggregate of $6,449,000, at a repurchase price of $9.22 per share. All shares were repurchased using the cumulative proceeds we received from the sale of shares of our common stock pursuant to our DRIP Offerings.
Noncontrolling Interests in Total Equity
As of both March 31, 2022 and December 31, 2021, Trilogy REIT Holdings owned approximately 95.9% of Trilogy. Prior to October 1, 2021, we were the indirect owner of a 70.0% interest in Trilogy REIT Holdings pursuant to an amended joint venture agreement with an indirect, wholly owned subsidiary of NorthStar Healthcare Income, Inc., or NHI, and a wholly owned subsidiary of GAHR IV Operating Partnership. We serve as the managing member of Trilogy REIT Holdings. As part of the Merger on October 1, 2021, the wholly owned subsidiary of GAHR IV Operating Partnership sold its 6.0% interest in Trilogy REIT Holdings to GAHR III, thereby increasing our indirect ownership in Trilogy REIT Holdings to 76.0%. Through September 30, 2021, 30.0% of the net earnings of Trilogy REIT Holdings were allocated to noncontrolling interests, and since October 1, 2021, 24.0% of the net earnings of Trilogy REIT Holdings were allocated to a noncontrolling interest.
In connection with our acquisition and operation of Trilogy, profit interest units in Trilogy, or the Profit Interests, were issued to Trilogy Management Services, LLC and an independent director of Trilogy, both unaffiliated third parties that manage or direct the day-to-day operations of Trilogy. The Profit Interests consisted of time-based or performance-based commitments. The time-based Profit Interests were measured at their grant date fair value and vest in increments of 20.0% on each anniversary of the respective grant date over a five year period. We amortized the time-based Profit Interests on a straight-line basis over the vesting periods, which are recorded to general and administrative in our accompanying condensed consolidated statements of operations and comprehensive loss. The performance-based Profit Interests were subject to a performance commitment and would have vested upon liquidity events as defined in the Profit Interests agreements. The performance-based Profit Interests were measured at their fair value on the adoption date of Accounting Standards Update 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, using a modified retrospective approach. The nonvested awards were presented as noncontrolling interests in total equity in our accompanying condensed consolidated balance sheets, and were re-classified to

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
redeemable noncontrolling interests upon vesting as they had redemption features outside of our control similar to the common stock units held by Trilogy’s management. See Note 13, Redeemable Noncontrolling Interests, for a further discussion.
In December 2021, we redeemed a part of the time-based Profit Interests, and all of the performance-based Profit Interests that were included in noncontrolling interests in total equity. We redeemed such Profit Interests in cash and through the issuance of additional equity interests in Trilogy that are classified as redeemable noncontrolling interests in our consolidated balance sheets. There were no canceled, expired or exercised Profit Interests during the three months ended March 31, 2022 and 2021. For the three months ended March 31, 2022 and 2021, we recognized stock compensation expense related to the Profit Interests of $21,000 and $(14,000), respectively.
One of our consolidated subsidiaries issued non-voting preferred shares of beneficial interests to qualified investors for total proceeds of $125,000. These preferred shares of beneficial interests are entitled to receive cumulative preferential cash dividends at the rate of 12.5% per annum. We classify the value of the subsidiary’s preferred shares of beneficial interests as noncontrolling interests in our accompanying condensed consolidated balance sheets and the dividends of the preferred shares of beneficial interests in net income or loss attributable to noncontrolling interests in our accompanying condensed consolidated statements of operations and comprehensive loss.
As of both March 31, 2022 and December 31, 2021, we owned an 86.0% interest in a consolidated limited liability company that owns Lakeview IN Medical Plaza, which we acquired on January 21, 2016. As such, 14.0% of the net earnings of Lakeview IN Medical Plaza were allocated to noncontrolling interests for the three months ended March 31, 2022 and 2021.
On April 7, 2020, we sold a 9.4% membership interest in a consolidated limited liability company that owns Southlake TX Hospital to an unaffiliated third party for a contract purchase price of $11,000,000 and therefore as of both March 31, 2022 and December 31, 2021, we owned a 90.6% membership interest in such consolidated limited liability company. For the three months ended March 31, 2022 and 2021, 9.4% of the net earnings of Southlake TX Hospital were allocated to noncontrolling interests in our accompanying condensed consolidated statements of operations and comprehensive loss.
On October 1, 2021, upon consummation of the Merger, through our operating partnership, we acquired an approximate 90.0% interest in a joint venture that owns the Louisiana Senior Housing Portfolio. As such, 10.0% of the net earnings of the joint venture were allocated to noncontrolling interests in our accompanying condensed consolidated statements of operations and comprehensive loss during the three months ended March 31, 2022.
As discussed in Note 1, Organization and Description of Business, as a result of the Merger and the AHI Acquisition, as of March 31, 2022 and December 31, 2021, we, through our direct and indirect subsidiaries, own an approximately 95.0% and 94.9% general partnership interest, respectively, in our operating partnership and the remaining approximately 5.0% and 5.1% limited partnership interest, respectively, in our operating partnership is owned by the NewCo Sellers. As of March 31, 2022 and December 31, 2021, approximately 4.0% and 4.1% of our total operating partnership units outstanding, respectively, is presented in total equity in our accompanying condensed consolidated balance sheet. See Note 13, Redeemable Noncontrolling Interests, for a further discussion.
2015 Incentive Plan
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
Through March 31, 2022, we granted an aggregate of 1,082,455 shares of our restricted common stock under our incentive plan. Such amount includes: (i) 160,314 shares of our restricted Class T common stock, at a weighted average grant date fair value of $9.61 per share, to our independent directors; (ii) 477,901 time-based shares of our restricted Class T common stock, at a grant date fair value of $9.22 per share, to certain executive officers and key employees; and (iii) 319,149 shares of our restricted Class T common stock, at a grant date fair value of $9.22 per share, to certain of our key employees. Also, through March 31, 2022, we granted 159,301 performance-based restricted units under our incentive plan to certain executive officers representing the right to receive shares of our Class T common stock upon vesting. Prior to the Merger, GAHR III granted an aggregate of 135,000 shares of its restricted common stock, which is equal to 125,091 shares of our restricted Class I common stock, using the conversion ratio of 0.9266 shares of GAHR IV Class I common stock for each share of GAHR III restricted common stock, as determined in the Merger.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
On April 1, 2022, we granted 76,800 time-based restricted units under our incentive plan to certain employees representing the right to receive shares of our Class T common stock upon vesting. Such time-based restricted units vest in three equal annual installments on April 1, 2023, April 1, 2024 and April 1, 2025.
For the three months ended March 31, 2022 and 2021, we recognized stock compensation expense related to the restricted stock grants to our independent directors, executive officers and key employees of $811,000 and $27,000, respectively. Such stock compensation expense is included in general and administrative in our accompanying consolidated statements of operations and comprehensive loss.
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
Fees and expenses incurred to our former advisor or its affiliates for the three months ended March 31, 2021 were as follows:

Three Months Ended March 31, 2021
Asset management fees(1)	$5,362,000
Acquisition fees(2)	1,334,000
Property management fees(3)	654,000
Development fees(4)	283,000
Lease fees(5)	265,000
Operating expenses(6)	63,000
Construction management fees(7)	12,000
$7,973,000
___________
(1)Asset management fees were included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive loss.
(2)Acquisition fees in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments were capitalized as part of the associated investments in our accompanying condensed consolidated balance sheets.
(3)Property management fees were included in rental expenses or general and administrative expenses in our accompanying condensed consolidated statements of operations and comprehensive loss, depending on the property type from which the fee was incurred.
(4)Development fees were capitalized as part of the associated investments in our accompanying condensed consolidated balance sheets.
(5)Lease fees were capitalized as costs of entering into new leases and included in other assets, net in our accompanying condensed consolidated balance sheets.
(6)We reimbursed our former advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations. For the 12 months ended March 31, 2021, our operating expenses did not exceed such limitations.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Operating expenses were generally included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive loss.
(7)Construction management fees were capitalized as part of the associated asset and included in real estate investments, net in our accompanying condensed consolidated balance sheets.
Accounts Payable Due to Affiliates
We did not have any amounts outstanding to our affiliates as of March 31, 2022. The following amounts were outstanding to our affiliates as of December 31, 2021:

Fee	December 31, 2021
Lease commissions	$245,000
Development fees	229,000
Construction management fees	152,000
Operating expenses	100,000
Asset and property management fees	83,000
Acquisition fees	57,000
$866,000
16. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2022, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Warrants	$—	$—	$733,000	$733,000
Total liabilities at fair value	$—	$—	$733,000	$733,000
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
There were no transfers into and out of fair value measurement levels during the three months ended March 31, 2022 and 2021.
Warrants
As of March 31, 2022 and December 31, 2021, we have recorded $733,000 and $786,000, respectively, related to warrants in Trilogy common units held by certain members of Trilogy’s management, which is included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets. Once exercised, these warrants have redemption features similar to the common units held by members of Trilogy’s management. See Note 13, Redeemable

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Noncontrolling Interests, for a further discussion. As of March 31, 2022 and December 31, 2021, the carrying value is a reasonable estimate of fair value.
Derivative Financial Instruments
We used interest rate swaps and interest rate caps to manage interest rate risk associated with variable-rate debt. The valuation of these instruments was determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, as well as option volatility. The fair values of interest rate swaps were determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts were based on an expectation of future interest rates derived from observable market interest rate curves.
We incorporated credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.
Although we determined that the majority of the inputs used to value our derivative financial instruments fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of December 31, 2021, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy. As of March 31, 2022, we did not have any derivative financial instruments.
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
The fair value of our debt security investment is estimated using a discounted cash flow analysis using interest rates available to us for investments with similar terms and maturities. The fair values of our mortgage loans payable and our lines of credit and term loans are estimated using discounted cash flow analyses using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that the valuations of our debt security investment, mortgage loans payable and lines of credit and term loans are classified in Level 2 within the fair value hierarchy. The carrying amounts and estimated fair values of such financial instruments as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022		December 31, 2021
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Financial Assets:
Debt security investment	$80,239,000	$93,859,000	$79,315,000	$93,920,000
Financial Liabilities:
Mortgage loans payable	$1,103,006,000	$1,039,112,000	$1,095,594,000	$1,075,729,000
Lines of credit and term loans	$1,232,017,000	$1,243,616,000	$1,222,853,000	$1,226,636,000
___________
(1)Carrying amount is net of any discount/premium and unamortized costs.

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
Current Income Tax
Federal and state income taxes are generally a function of the level of income recognized by our TRS. Foreign income taxes are generally a function of our income on our real estate located in the United Kingdom, or UK, and Isle of Man.
Deferred Taxes
Deferred income tax is generally a function of the period’s temporary differences (primarily basis differences between tax and financial reporting for real estate assets and equity investments) and generation of tax net operating loss that may be realized in future periods depending on sufficient taxable income.
We recognize the financial statement effects of an uncertain tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of both March 31, 2022 and December 31, 2021, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of March 31, 2022 and December 31, 2021, our valuation allowance fully reserves the net deferred tax assets due to historical losses and inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.
18. Leases
Lessor
We have operating leases with tenants that expire at various dates through 2050. For the three months ended March 31, 2022 and 2021, we recognized $50,731,000 and $28,667,000, respectively, of revenues related to operating lease payments, of which $10,413,000 and $4,350,000, respectively, was for variable lease payments. As of March 31, 2022, the following table sets forth the undiscounted cash flows for future minimum base rents due under operating leases for the nine months ending December 31, 2022 and for each of the next four years ending December 31 and thereafter for properties that we wholly own:

Year	Amount
2022	$111,923,000
2023	143,369,000
2024	132,178,000
2025	119,475,000
2026	109,477,000
Thereafter	612,203,000
Total	$1,228,625,000
Lessee
We lease certain land, buildings, furniture, fixtures, campus equipment, office equipment and automobiles. We have lease agreements with lease and non-lease components, which are generally accounted for separately. Most leases include one or more options to renew, with renewal terms that generally can extend at various dates through 2107, excluding extension options. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
leased property. As of March 31, 2022, we had future lease payments of $27,229,000 for an operating lease that had not yet commenced. Such operating lease will commence in fiscal year 2022 with a lease term of 15 years.
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
The components of lease costs were as follows:

		Three Months Ended March 31,
Lease Cost	Classification	2022	2021
Operating lease cost(1)	Property operating expenses, rental expenses or general and administrative expenses	$6,356,000	$6,337,000
Finance lease cost
Amortization of leased assets	Depreciation and amortization	312,000	412,000
Interest on lease liabilities	Interest expense	74,000	118,000
Sublease income	Resident fees and services revenue or other income	(147,000)	—
Total lease cost		$6,595,000	$6,867,000
___________
(1)Includes short-term leases and variable lease costs, which are immaterial.
Additional information related to our leases for the periods presented below was as follows:

Lease Term and Discount Rate	March 31, 2022	December 31, 2021
Weighted average remaining lease term (in years)
Operating leases	16.9	16.9
Finance leases	4.4	3.6
Weighted average discount rate
Operating leases	5.53%	5.52%
Finance leases	7.57%	7.68%

	Three Months Ended March 31,
Supplemental Disclosure of Cash Flows Information	2022	2021
Operating cash outflows related to finance leases	$74,000	$118,000
Financing cash outflows related to finance leases	$13,000	$60,000
Leased assets obtained in exchange for finance lease liabilities	$56,000	$138,000

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Operating Leases
As of March 31, 2022, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the nine months ending December 31, 2022 and for each of the next four years ending December 31 and thereafter, as well as the reconciliation of those cash flows to operating lease liabilities on our accompanying condensed consolidated balance sheet:

Year	Amount
2022	$14,522,000
2023	19,275,000
2024	18,245,000
2025	17,190,000
2026	16,851,000
Thereafter	163,815,000
Total undiscounted operating lease payments	249,898,000
Less: interest	107,283,000
Present value of operating lease liabilities	$142,615,000
Finance Leases
As of March 31, 2022, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the nine months ending December 31, 2022 and for each of the next four years ending December 31 and thereafter, as well as a reconciliation of those cash flows to finance lease liabilities:

Year	Amount
2022	$51,000
2023	61,000
2024	75,000
2025	31,000
2026	—
Thereafter	—
Total undiscounted finance lease payments	218,000
Less: interest	27,000
Present value of finance lease liabilities	$191,000
19. Segment Reporting
As of March 31, 2022, we evaluated our business and made resource allocations based on six reportable business segments: medical office buildings, integrated senior health campuses, skilled nursing facilities, SHOP, senior housing and hospitals. Our medical office buildings are typically leased to multiple tenants under separate leases, thus requiring active management and responsibility for many of the associated operating expenses (much of which are, or can effectively be, passed through to the tenants). Our integrated senior health campuses include a range of assisted living, memory care, independent living, skilled nursing services and certain ancillary businesses that are owned and operated utilizing a RIDEA structure. Our skilled nursing and senior housing facilities are primarily single-tenant properties for which we lease the facilities to unaffiliated tenants under triple-net and generally master leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. In addition, our senior housing segment includes our debt security investment. Our SHOP include senior housing facilities that are owned and operated utilizing a RIDEA structure. Our hospital investments are similarly structured to our skilled nursing and senior housing facilities.
While we believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement, we evaluate our segments’ performance based upon segment net operating income, or NOI. We define segment NOI as total revenues and grant income, less property operating expenses and rental expenses, which excludes depreciation and amortization, general and administrative expenses, business acquisition expenses, interest expense, gain or loss on dispositions of real estate investments, impairment of real estate investments, income or loss from unconsolidated entities, foreign currency

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
gain or loss, other income and income tax benefit or expense for each segment. We believe that segment NOI serves as an appropriate supplemental performance measure to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis.
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Summary information for the reportable segments during the three months ended March 31, 2022 and 2021 was as follows:

	Integrated Senior Health Campuses	SHOP	Medical Office Buildings	Senior Housing	Skilled Nursing Facilities	Hospitals	Three Months Ended March 31, 2022
Revenues and grant income:
Resident fees and services	$281,012,000	$37,962,000	$—	$—	$—	$—	$318,974,000
Real estate revenue	—	—	37,837,000	5,298,000	6,393,000	2,415,000	51,943,000
Grant income	5,096,000	118,000	—	—	—	—	5,214,000
Total revenues and grant income	286,108,000	38,080,000	37,837,000	5,298,000	6,393,000	2,415,000	376,131,000
Expenses:
Property operating expenses	253,150,000	34,010,000	—	—	—	—	287,160,000
Rental expenses	—	—	14,313,000	179,000	686,000	109,000	15,287,000
Segment net operating income	$32,958,000	$4,070,000	$23,524,000	$5,119,000	$5,707,000	$2,306,000	$73,684,000
Expenses:
General and administrative							$11,119,000
Business acquisition expenses							173,000
Depreciation and amortization							42,311,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishments)							(23,325,000)
Gain in fair value of derivative financial instruments							500,000
Gain on dispositions of real estate investments							756,000
Income from unconsolidated entities							1,386,000
Foreign currency loss							(1,387,000)
Other income							1,260,000
Total net other expense							(20,810,000)
Loss before income taxes							(729,000)
Income tax expense							(168,000)
Net loss							$(897,000)

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Integrated Senior Health Campuses	SHOP	Medical Office Buildings	Senior Housing	Skilled Nursing Facilities	Hospitals	Three Months Ended March 31, 2021
Revenues and grant income:
Resident fees and services	$233,226,000	$19,800,000	$—	$—	$—	$—	$253,026,000
Real estate revenue	—	—	20,023,000	3,570,000	3,667,000	2,763,000	30,023,000
Grant income	8,229,000	—	—	—	—	—	8,229,000
Total revenues and grant income	241,455,000	19,800,000	20,023,000	3,570,000	3,667,000	2,763,000	291,278,000
Expenses:
Property operating expenses	228,639,000	16,503,000	—	—	—	—	245,142,000
Rental expenses	—	—	7,537,000	15,000	369,000	134,000	8,055,000
Segment net operating income	$12,816,000	$3,297,000	$12,486,000	$3,555,000	$3,298,000	$2,629,000	$38,081,000
Expenses:
General and administrative							$7,257,000
Business acquisition expenses							1,248,000
Depreciation and amortization							25,723,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishment)							(20,365,000)
Gain in fair value of derivative financial instruments							1,821,000
Loss on disposition of real estate investment							(335,000)
Loss from unconsolidated entities							(1,771,000)
Foreign currency gain							415,000
Other income							272,000
Total net other expense							(19,963,000)
Loss before income taxes							(16,110,000)
Income tax expense							(163,000)
Net loss							$(16,273,000)
Total assets by reportable segment as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Integrated senior health campuses	$1,898,886,000	$1,896,608,000
Medical office buildings	1,396,556,000	1,412,247,000
SHOP	621,835,000	625,164,000
Senior housing	253,850,000	255,555,000
Skilled nursing facilities	251,058,000	252,869,000
Hospitals	108,602,000	109,834,000
Other	25,398,000	28,062,000
Total assets	$4,556,185,000	$4,580,339,000
In connection with the AHI Acquisition, we recorded goodwill of $134,589,000, which was allocated across our reporting segments. As discussed in Note 4, Business Combination, in connection with the acquisition of Springhurst, we recorded goodwill of $1,827,000, which was allocated to our integrated senior health campuses segment. As of March 31, 2022, goodwill of $47,812,000, $8,640,000, $4,389,000, $23,277,000, $5,924,000 and $121,684,000 was allocated to our medical office buildings, skilled nursing facilities, hospitals, SHOP, senior housing facilities and integrated senior health campuses,

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
respectively. As of December 31, 2021, goodwill of $47,812,000, $8,640,000, $4,389,000, $23,277,000, $5,924,000 and $119,856,000 was allocated to our medical office buildings, skilled nursing facilities, hospitals, SHOP, senior housing facilities and integrated senior health campuses, respectively.
Our portfolio of properties and other investments are located in the United States, the UK and Isle of Man. Revenues and grant income and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for our operations for the periods presented:

	Three Months Ended March 31,
	2022	2021
Revenues and grant income:
United States	$374,879,000	$289,986,000
International	1,252,000	1,292,000
	$376,131,000	$291,278,000
The following is a summary of real estate investments, net by geographic regions as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Real estate investments, net:
United States	$3,428,705,000	$3,466,019,000
International	46,930,000	48,667,000
	$3,475,635,000	$3,514,686,000
20. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily our debt security investment, cash and cash equivalents, restricted cash and accounts and other receivables. We are exposed to credit risk with respect to our debt security investment, but we believe collection of the outstanding amount is probable. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of March 31, 2022, properties in one state in the United States accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized NOI. Properties located in Indiana accounted for 31.4% of our total property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
Based on leases in effect as of March 31, 2022, our six reportable business segments, medical office buildings, integrated senior health campuses, skilled nursing facilities, SHOP, senior housing and hospitals accounted for 39.3%, 39.1%, 8.4%, 5.7%, 4.3% and 3.2%, respectively, of our total property portfolio’s annualized base rent or annualized NOI. As of March 31, 2022, none of our tenants at our properties accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized NOI, which is based on contractual base rent from leases in effect for our non-RIDEA properties and annualized NOI for our SHOP and integrated senior health campuses operations as of March 31, 2022.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
21. Per Share Data
Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $1,490,000 and $0, respectively, for the three months ended March 31, 2022 and 2021. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Nonvested shares of our restricted common stock and limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock.
As of March 31, 2022 and 2021, there were 891,543 and 33,000 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of March 31, 2022 and 2021, there were 14,007,903 and 222 limited partnership units, respectively, of our operating partnership outstanding, but such units were also excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to Griffin-American Healthcare REIT III, Inc., or GAHR III, and its subsidiaries, including Griffin-American Healthcare REIT III Holdings, LP, for periods prior to the Merger, as defined below, and American Healthcare REIT, Inc. (formerly known as Griffin-American Healthcare REIT IV, Inc., or GAHR IV) and its subsidiaries, including American Healthcare REIT Holdings, LP (formerly known as Griffin-American Healthcare REIT III Holdings, LP), for periods following the Merger, except where otherwise noted. Certain historical information of GAHR IV is included for background purposes.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to promote understanding of our results of operations and financial condition. The following discussion is provided as a supplement to, and should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2021 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or SEC, on March 25, 2022. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of March 31, 2022 and December 31, 2021, together with our results of operations and cash flows for the three months ended March 31, 2022 and 2021.
In connection with the Merger as discussed and defined below, GAHR IV was the legal acquiror of GAHR III, whereas GAHR III was the accounting acquiror of GAHR IV in accordance with accounting principles generally accepted in the United States of America, or GAAP, and as discussed in Note 1, Organization and Description of Business, to our accompanying condensed consolidated financial statements. Thus, the financial information set forth herein subsequent to the Merger reflects results of the Combined Company (as defined below), and the financial information set forth herein prior to the Merger reflects GAHR III’s results. For this reason, period to period comparisons may not be meaningful.
Forward-Looking Statements
Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking. Actual results may differ materially from those included in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “expect,” “project,” “may,” “will,” “should,” “could,” “would,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “opinion,” “predict,” “potential,” “seek” and any other comparable and derivative terms or the negatives thereof. Our ability to predict results or the actual effect of future plans and strategies is inherently uncertain. Factors which could have a material adverse effect on our operations on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; the company’s ability to recover from the continuing adverse effects of the coronavirus, or COVID-19, pandemic, including its effects on the healthcare industry, senior housing and skilled nursing facilities and the economy in general; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; changes in interest rates and foreign currency risk; uncertainty from the discontinuance of the London Inter-bank Offered Rate, or LIBOR, and the transition to the Secured Overnight Financing Rate, or SOFR; competition in the real estate industry; changes in GAAP policies and guidelines applicable to REITs; the success of our investment strategy; the availability of financing; our ability to retain our executives and key employees; and unexpected labor costs and inflationary pressures. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date on which such statements are made, and undue reliance should not be placed on such statements. We undertake no obligation to update any such statements that may become untrue because of subsequent events. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview and Background
American Healthcare REIT, Inc., a Maryland corporation, owns a diversified portfolio of clinical healthcare real estate properties, focusing primarily on medical office buildings, skilled nursing facilities, senior housing, hospitals and other healthcare-related facilities. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). Our healthcare facilities operated under a RIDEA structure include our senior housing operating properties, or SHOP (formerly known as senior housing — RIDEA), and our integrated senior health campuses. We have originated and acquired secured loans and may also originate and acquire other real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income; however, we have selectively developed, and may continue to selectively develop, healthcare real estate properties. We qualified to be taxed as a real estate investment trust, or REIT, under the Code for federal income tax purposes, and we intend to continue to qualify to be taxed as a REIT.
Merger of Griffin-American Healthcare REIT III, Inc. and Griffin-American Healthcare REIT IV, Inc.
On October 1, 2021, pursuant to an Agreement and Plan of Merger dated June 23, 2021, or the Merger Agreement, GAHR III merged with and into Continental Merger Sub, LLC, a Maryland limited liability company and newly formed wholly owned subsidiary of GAHR IV, or Merger Sub, with Merger Sub being the surviving company, or the REIT Merger. On October 1, 2021, also pursuant to the Merger Agreement, Griffin-American Healthcare REIT IV Holdings, LP, a Delaware limited partnership and subsidiary and operating partnership of GAHR IV, or GAHR IV Operating Partnership, merged with and into Griffin-American Healthcare REIT III Holdings, LP, a Delaware limited partnership, or our operating partnership, with our operating partnership being the surviving entity, or the Partnership Merger. We collectively refer to the REIT Merger and the Partnership Merger as the Merger. Following the Merger on October 1, 2021, our company, or the Combined Company, was renamed American Healthcare REIT, Inc. and our operating partnership, also referred to as the surviving partnership, was renamed American Healthcare REIT Holdings, LP. The REIT Merger qualified as a reorganization under, and within the meaning of, Section 368(a) of the Code. As a result of and at the effective time of the Merger, the separate corporate existence of GAHR III and GAHR IV Operating Partnership ceased.
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
AHI Acquisition
Also on October 1, 2021, immediately prior to the consummation of the Merger, GAHR III acquired a newly formed entity, American Healthcare Opps Holdings, LLC, or NewCo, which we refer to as the AHI Acquisition, pursuant to a contribution and exchange agreement dated June 23, 2021, or the Contribution Agreement, between GAHR III; our operating partnership; American Healthcare Investors, LLC, or AHI; Griffin Capital Company, LLC, or Griffin Capital; Platform Healthcare Investor T-II, LLC; Flaherty Trust; and Jeffrey T. Hanson, our former Chief Executive Officer and current Executive Chairman of the Board of Directors, Danny Prosky, our former Chief Operating Officer and current Chief Executive Officer and President, and Mathieu B. Streiff, our former Executive Vice President, General Counsel and current Chief Operating Officer, or collectively, the AHI Principals. NewCo owned substantially all of the business and operations of AHI, as well as all of the equity interests in (i) Griffin-American Healthcare REIT IV Advisor, LLC, or GAHR IV Advisor, a subsidiary of AHI that served as the external advisor of GAHR IV, and (ii) Griffin-American Healthcare REIT III Advisor, LLC, or GAHR III Advisor, also referred to as our former advisor, a subsidiary of AHI that served as the external advisor of GAHR III. See “Operating Partnership and Former Advisor” below for a further discussion.
Pursuant to the Contribution Agreement, AHI contributed substantially all of its business and operations to the surviving partnership, including its interest in GAHR III Advisor and GAHR IV Advisor, and Griffin Capital contributed its then-current ownership interest in GAHR III Advisor and GAHR IV Advisor to the surviving partnership. In exchange for these contributions, the surviving partnership issued limited partnership units, or surviving partnership OP units. Subject to working capital and other customary adjustments, the total approximate value of these surviving partnership OP units at the time of consummation of the transactions contemplated by the Contribution Agreement was approximately $131,674,000, with a reference value for purposes thereof of $8.71 per unit, such that the surviving partnership issued 15,117,529 surviving partnership OP units as consideration, or the Closing Date Consideration. Following the consummation of the Merger and the AHI Acquisition, the Combined Company became self-managed. As of March 31, 2022 and December 31, 2021, such surviving partnership OP units are owned by AHI Group Holdings, LLC, or AHI Group Holdings, which is owned and controlled by the AHI Principals, Platform Healthcare Investor T-II, LLC, Flaherty Trust and a wholly owned subsidiary of Griffin Capital, or collectively, the NewCo Sellers.
The AHI Acquisition was treated as a business combination for accounting purposes, with GAHR III as both the legal and accounting acquiror of NewCo. While GAHR IV was the legal acquiror of GAHR III in the REIT Merger, GAHR III was determined to be the accounting acquiror in the REIT Merger in accordance with Financial Accounting Standards Board, Accounting Standards Codification, Topic 805, Business Combinations, after considering the relative share ownership and the composition of the governing body of the Combined Company. Thus, the financial information set forth herein subsequent to the consummation of the Merger and the AHI Acquisition reflects results of the Combined Company, and the financial information set forth herein prior to the Merger and the AHI Acquisition reflects GAHR III’s results. For this reason, period to period comparisons may not be meaningful.
Operating Partnership and Former Advisor
We conduct substantially all of our operations through our operating partnership. Through September 30, 2021, we were externally advised by our former advisor pursuant to an advisory agreement, as amended, or the Advisory Agreement, between us and our former advisor. Our former advisor used its best efforts, subject to the oversight and review of our board of directors, or our board, to, among other things, provide asset management, property management, acquisition, disposition and other advisory services on our behalf consistent with our investment policies and objectives. Following the Merger and the AHI Acquisition, we became self-managed and are no longer externally advised. As a result, any fees that would have otherwise been payable to our former advisor are no longer being paid. Also, on October 1, 2021 and in connection with the AHI Acquisition, our operating partnership redeemed all 22,222 shares of our common stock owned by our former advisor and the 20,833 shares of our Class T common stock owned by GAHR IV Advisor in GAHR IV.
Prior to the Merger and the AHI Acquisition, our former advisor was 75.0% owned and managed by wholly owned subsidiaries of AHI, and 25.0% owned by a wholly owned subsidiary of Griffin Capital, or collectively, our former co-sponsors. Prior to the AHI Acquisition, AHI was 47.1% owned by AHI Group Holdings, 45.1% indirectly owned by Digital Bridge Group, Inc. (NYSE: DBRG), or Digital Bridge, and 7.8% owned by James F. Flaherty III. We were not affiliated with Griffin Capital, Digital Bridge or Mr. Flaherty; however, we were affiliated with our former advisor, AHI and AHI Group Holdings. Please see the “Merger of Griffin-American Healthcare REIT III, Inc. and Griffin-American Healthcare REIT IV, Inc.” and “AHI Acquisition” sections above for a further discussion of our operations effective October 1, 2021. See Note 13, Redeemable Noncontrolling Interests, and Note 14, Equity — Noncontrolling Interests in Total Equity, to our accompanying condensed consolidated financial statements for a further discussion of the ownership in our operating partnership.
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
On October 4, 2021, our board authorized the reinstatement of the DRIP, as amended, or the AHR DRIP. We continue to offer up to $100,000,000 of shares of our common stock to be issued pursuant to the AHR DRIP under an existing Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, previously filed by GAHR IV. As of March 31, 2022, a total of $65,941,000 in distributions were reinvested that resulted in 6,981,086 shares of common stock being issued pursuant to the AHR DRIP. See Note 14, Equity — Distribution Reinvestment Plan, to our accompanying condensed consolidated financial statements for a further discussion.
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
Our Real Estate Investments Portfolio
We currently operate through six reportable business segments: medical office buildings, integrated senior health campuses, skilled nursing facilities, SHOP, senior housing and hospitals. As of March 31, 2022, we owned and/or operated 182 properties, comprising 191 buildings, and 122 integrated senior health campuses including completed development projects, or approximately 19,461,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $4,299,872,000, including the fair value of the properties acquired in the Merger. In addition, as of March 31, 2022, we also owned a real estate-related debt investment purchased for $60,429,000.
Critical Accounting Estimates
The complete listing of our Critical Accounting Estimates was previously disclosed in our 2021 Annual Report on Form 10-K, as filed with the SEC on March 25, 2022, and there have been no material changes to our Critical Accounting Estimates as disclosed therein, except as noted below or included within Note 2, Summary of Significant Accounting Policies, to our accompanying condensed consolidated financial statements.
Interim Unaudited Financial Data
For a discussion of interim unaudited financial data, see Note 2, Summary of Significant Accounting Policies — Interim Unaudited Financial Data, to our accompanying condensed consolidated financial statements. Our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2021 Annual Report on Form 10-K, as filed with the SEC on March 25, 2022.
Acquisition and Dispositions in 2022
For a discussion of our acquisition and dispositions of investments in 2022, see Note 3, Real Estate Investments, Net, and Note 4, Business Combination, to our accompanying condensed consolidated financial statements.
Factors Which May Influence Results of Operations
In connection with the Merger, GAHR IV was the legal acquiror and GAHR III was the accounting acquiror for financial reporting purposes, as discussed in Note 1, Organization and Description of Business, to our accompanying condensed consolidated financial statements. Thus, the financial information set forth herein subsequent to the Merger reflects results of the Combined Company, and the financial information set forth herein prior to the Merger reflects GAHR III’s results. Furthermore, as a result of the closing of the AHI Acquisition on October 1, 2021, and following the Merger, our company is now self-managed and employs all the employees necessary to operate as a self-managed company. The impact of being a self-managed company on our results of operations is predominantly an increase in general and administrative costs related to employing the workforce necessary to operate as a self-managed company and cost savings associated with no longer paying advisory fees to our former advisor. For these reasons, period to period comparisons may not be meaningful.
Other than the effects of the Merger and the AHI Acquisition discussed above, and the COVID-19 pandemic discussed below, as well as other national economic conditions affecting real estate generally, we are not aware of any material trends or uncertainties that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, disposition, management and operation of our properties. For a further discussion of these and other factors that could impact our future results or performance, see Part I, Item 1A, Risk Factors, previously disclosed in our 2021 Annual Report on Form 10-K, as filed with the SEC on March 25, 2022.
COVID-19
Our residents, tenants, operating partners and managers, our industry and the U.S. economy continue to be disrupted by the COVID-19 pandemic and related supply chain disruptions and labor shortages. The timing and extent of the economic recovery from the COVID-19 pandemic is dependent upon many factors, including the rate of vaccination, the emergence and severity of COVID-19 variants, the continued effectiveness of the vaccines against those variants, the frequency of booster vaccinations and the duration and implications of continued restrictions and safety measures. As the COVID-19 pandemic is still impacting the healthcare system to a certain extent, it continues to present challenges for us as an owner and operator of healthcare facilities, making it difficult to ascertain the long-term impact the COVID-19 pandemic will have on real estate markets in which we own and/or operate properties and our portfolio of investments. COVID-19 is particularly dangerous among the senior population and results in heightened risk to our senior housing and skilled nursing facilities, and we continue to work diligently to maintain aggressive protocols at such facilities as well as actively collaborate with our tenants, operating partners and managers to respond and take action to mitigate the impact of the COVID-19 pandemic.
We have evaluated the impacts of the COVID-19 pandemic on our business thus far and incorporated information concerning such impacts into our assessments of liquidity, impairment and collectability from tenants and residents as of March 31, 2022. We will continue to monitor such impacts and will adjust our estimates and assumptions based on the best available information.
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
The COVID-19 pandemic has resulted in a significant decline in resident occupancies at our senior housing facilities, SHOP, integrated senior health campuses and skilled nursing facilities, and an increase in COVID-19 related operating expenses with more costly short-term hires due to the shortage of healthcare personnel. Therefore, our focus at such properties continues to be on resident occupancy recovery and operating expense management. While resident occupancies at our integrated senior health campuses and skilled nursing facilities have gradually improved to near pre-pandemic levels, our SHOP have been slower to recover. Based on information available to management as of April 29, 2022, resident occupancy at our SHOP has declined by approximately 11.5% since February 2020, prior to COVID-19 shutdowns.
To date, the impacts of the COVID-19 pandemic have been significant, rapidly evolving and may continue into the future. The information in this Quarterly Report on Form 10-Q is based on data currently available to us and will likely change as the COVID-19 pandemic progresses. Future actions that may be taken by state and local governments to mitigate the impact of COVID-19 variants that may emerge could disrupt our business, activities and operations, the extent to which are highly uncertain. We continue to closely monitor COVID-19 developments and are continuously assessing the implications to our business, residents, tenants, operating partners, managers and our portfolio of investments. We cannot predict with reasonable certainty when demand for healthcare services at our senior housing and skilled nursing facility segments will return to pre-COVID-19 pandemic levels.
The lasting effect of the COVID-19 pandemic over the next 12 months could be significant and will largely depend on future developments, including COVID-19 vaccination and booster rates; the long term efficacy of COVID-19 vaccinations and boosters; and the potential emergence of new, more transmissible or severe variants, which cannot be predicted with confidence at this time. See the “Results of Operations” and “Liquidity and Capital Resources” sections below, for a further discussion.
Scheduled Lease Expirations
Excluding our SHOP and integrated senior health campuses, as of March 31, 2022, our properties were 92.7% leased and during the remainder of 2022, 6.5% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next twelve months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. As of March 31, 2022, our remaining weighted average lease term was 7.1 years, excluding our SHOP and integrated senior health campuses.
Our combined SHOP and integrated senior health campuses were 77.8% leased as of March 31, 2022. Substantially all of our leases with residents at such properties are for a term of one year or less.

Results of Operations
Comparison of Three Months Ended March 31, 2022 and 2021
Our operating results are primarily comprised of income derived from our portfolio of properties and expenses in connection with the acquisition and operation of such properties. Our primary sources of revenue include rent generated by our leased, non-RIDEA properties, and resident fees and services revenue from our RIDEA properties. Our primary expenses include property operating expenses and rental expenses. In addition, beginning in the fourth quarter of 2021, following the AHI Acquisition that resulted in our company being self managed, general and administrative expenses include payroll and other corporate operating expenses but no longer include advisory fees to our former advisor. In general, and under a normal operating environment without the disruption of the COVID-19 pandemic, we expect amounts related to our portfolio of operating properties to increase in the future due to fixed annual rent escalations on our portfolio of properties. The ability to compare one period to another is also impacted by the closing of the AHI Acquisition and the increase in size of our real estate portfolio as a result of the Merger. See Note 1, Organization and Description of Business, to our accompanying condensed consolidated financial statements for a further discussion.
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. As of March 31, 2022, we operated through six reportable business segments: medical office buildings, integrated senior health campuses, skilled nursing facilities, SHOP, senior housing and hospitals.
Except where otherwise noted, the changes in our consolidated results of operations for 2022 as compared to 2021 are primarily due to the acquisition of GAHR IV’s portfolio of 87 properties, comprising 92 buildings, or approximately 4,799,000 square feet of GLA, as a result of the Merger on October 1, 2021, the disruption to our normal operations as a result of the COVID-19 pandemic and grant income received. As of March 31, 2022 and 2021, we owned and/or operated the following types of properties:

	March 31,
	2022			2021
	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %
Integrated senior health campuses	122	$1,795,199,000	(1)	120	$1,732,058,000	(1)
Medical office buildings	105	1,249,658,000	89.7%	63	657,885,000	89.1%
SHOP	47	708,050,000	(2)	20	433,891,000	(2)
Senior housing	20	169,885,000	100%	9	89,535,000	100%
Skilled nursing facilities	17	237,300,000	100%	6	119,500,000	100%
Hospitals	2	139,780,000	100%	2	139,780,000	100%
Total/weighted average(3)	313	$4,299,872,000	92.7%	220	$3,172,649,000	91.7%
___________
(1)The leased percentage for the resident units of our integrated senior health campuses was 80.0% and 70.7% as of March 31, 2022 and 2021, respectively.
(2)The leased percentage for the resident units of our SHOP was 71.9% and 70.3% as of March 31, 2022 and 2021, respectively.
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

	Three Months Ended March 31,
	2022	2021
Resident Fees and Services Revenue
Integrated senior health campuses	$281,012,000	$233,226,000
SHOP	37,962,000	19,800,000
Total resident fees and services revenue	318,974,000	253,026,000
Real Estate Revenue
Medical office buildings	37,837,000	20,023,000
Skilled nursing facilities	6,393,000	3,667,000
Senior housing	5,298,000	3,570,000
Hospitals	2,415,000	2,763,000
Total real estate revenue	51,943,000	30,023,000
Grant Income
Integrated senior health campuses	5,096,000	8,229,000
SHOP	118,000	—
Total grant income	5,214,000	8,229,000
Total revenues and grant income	$376,131,000	$291,278,000
For the three months ended March 31, 2022 and 2021, resident fees and services revenue primarily consisted of rental fees related to resident leases, extended health care fees and other ancillary services, and real estate revenue primarily consisted of base rent and expense recoveries. For the three months ended March 31, 2022, $14,113,000 in resident fees and services revenue for our SHOP was due to the increase in the size of our portfolio as a result of the Merger. The remaining increase in resident fees and services revenue was primarily attributable to improved occupancy and higher reimbursement rates from both Medicare and Medicaid programs for our integrated senior health campuses and SHOP. In addition, for the three months ended March 31, 2022, $22,332,000 of real estate revenue was primarily due to the increase in the size of our portfolio as a result of the Merger.
For the three months ended March 31, 2022 and 2021, we recognized $5,214,000 and $8,229,000, respectively, of grant income at our integrated senior health campuses and SHOP related to government grants received through the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, economic stimulus programs.

Property Operating Expenses and Rental Expenses
Property operating expenses and property operating expenses as a percentage of resident fees and services revenue and grant income, as well as rental expenses and rental expenses as a percentage of real estate revenue, by reportable segment consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2022		2021
Property Operating Expenses
Integrated senior health campuses	$253,150,000	88.5%	$228,639,000	94.7%
SHOP	34,010,000	89.3%	16,503,000	83.3%
Total property operating expenses	$287,160,000	88.6%	$245,142,000	93.8%

Rental Expenses
Medical office buildings	$14,313,000	37.8%	$7,537,000	37.6%
Skilled nursing facilities	686,000	10.7%	369,000	10.1%
Hospitals	109,000	4.5%	134,000	4.8%
Senior housing	179,000	3.4%	15,000	0.4%
Total rental expenses	$15,287,000	29.4%	$8,055,000	26.8%
Integrated senior health campuses and SHOP typically have a higher percentage of direct operating expenses to revenue than medical office buildings, hospitals, and leased senior housing and skilled nursing facilities due to the nature of RIDEA — type facilities where we conduct day-to-day operations. For the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, rental expenses increased by $6,542,000 and property operating expenses increased by $14,460,000 for our SHOP due to the increase in the size of our portfolio as a result of the Merger. Further, the remaining increase in total property operating expenses was due to an increase in labor costs at our SHOP and integrated senior health campuses.
General and Administrative
For the three months ended March 31, 2022, general and administrative expenses were $11,119,000 compared to $7,257,000 for the three months ended March 31, 2021. The increase in general and administrative expenses of $3,862,000 was primarily the result of an increase of: (i) $6,468,000 in payroll and compensation costs for the acquired employees as a result of the AHI Acquisition; (ii) $1,319,000 in professional and legal fees; and (iii) $958,000 in corporate operating expenses. Such increases were partially offset by a decrease in our asset management and property management oversight fees of $5,678,000 as a result of the AHI Acquisition.
Business Acquisition Expenses
For the three months ended March 31, 2022 and 2021, we recorded business acquisition expense of $173,000 and $1,248,000, respectively. The decrease in such expenses primarily related to a $1,195,000 decrease in third-party advisory costs and fees to our special committee related to the Merger and the AHI Acquisition.
Depreciation and Amortization
For the three months ended March 31, 2022 and 2021, depreciation and amortization was $42,311,000 and $25,723,000, respectively, which primarily consisted of depreciation on our operating properties of $34,422,000 and $24,190,000, respectively, and amortization of our identified intangible assets of $7,125,000 and $1,113,000, respectively. The increase in depreciation and amortization of $16,588,000 was primarily the result of the increase in depreciable assets in our portfolio as a result of the Merger resulting in depreciation and amortization expense of $14,954,000.

Interest Expense
Interest expense, including gain or loss in fair value of derivative financial instruments, consisted of the following for the periods presented:

	Three Months Ended March 31,
	2022	2021
Interest expense:
Lines of credit and term loans and derivative financial instruments	$7,549,000	$7,594,000
Mortgage loans payable	9,544,000	8,585,000
Amortization of deferred financing costs:
Lines of credit and term loans	809,000	1,075,000
Mortgage loans payable	441,000	339,000
Amortization of debt discount/premium, net	(17,000)	203,000
Gain in fair value of derivative financial instruments	(500,000)	(1,821,000)
Loss on extinguishments of debt	4,591,000	2,288,000
Interest on finance lease liabilities	74,000	118,000
Interest expense on financing obligations and other liabilities	334,000	163,000
Total	$22,825,000	$18,544,000
For the three months ended March 31, 2022, interest expense was $22,825,000 compared to $18,544,000 for the three months ended March 31, 2021. The increase in interest expense was primarily related to a decrease in the gain in fair value recognized on our derivative financial instruments of $1,321,000 and an increase in loss on debt extinguishment of $2,303,000. See Note 8, Mortgage Loans Payable, Net, and Note 9, Lines of Credit and Term Loans, to our accompanying condensed consolidated financial statements for a further discussion on debt extinguishments.
Liquidity and Capital Resources
In the normal course of business, our material cash requirements consist of payment of operating expenses, capital improvement expenditures, interest on our indebtedness, distributions to our stockholders and repurchases of our common stock. Our sources of funds primarily consist of operating cash flows and borrowings.
Absent our requirements to make distributions to maintain our REIT qualification, we do not have any material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.
Material Cash Requirements
Capital Improvement Expenditures
A capital plan for each investment is established upon acquisition that contemplates the estimated capital needs of that investment, including costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include operating cash generated by the investment, capital reserves, a line of credit or other loan established with respect to the investment, other borrowings or additional equity investments from us and joint venture partners. The capital plan for each investment is adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of March 31, 2022, we had $16,673,000 of restricted cash in loan impounds and reserve accounts to fund a portion of such capital expenditures. Based on the budget for the properties we own as of March 31, 2022, we estimate that our discretionary expenditures for capital and tenant improvements could require up to $96,038,000 for the remaining nine months of 2022.

Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our lines of credit and term loans; (ii) interest payments on our mortgage loans payable, lines of credit and term loans; (iii) ground and other lease obligations; and (iv) financing obligations as of March 31, 2022:

	Payments Due by Period
	2022	2023-2024	2025-2026	Thereafter	Total
Principal payments — fixed-rate debt	$61,521,000	$106,157,000	$184,034,000	$510,768,000	$862,480,000
Interest payments — fixed-rate debt	19,960,000	46,823,000	38,564,000	202,140,000	307,487,000
Principal payments — variable-rate debt	60,431,000	483,681,000	385,339,000	569,104,000	1,498,555,000
Interest payments — variable-rate debt (based on rates in effect as of March 31, 2022)	27,483,000	50,914,000	32,030,000	2,561,000	112,988,000
Ground and other lease obligations	14,522,000	37,520,000	34,041,000	163,815,000	249,898,000
Financing obligations	13,837,000	5,366,000	3,048,000	16,241,000	38,492,000
Total	$197,754,000	$730,461,000	$677,056,000	$1,464,629,000	$3,069,900,000
Distributions and Share Repurchases
For information on distributions, see the “Distributions” section below. For information on our share repurchase plan, see Note 14, Equity — Share Repurchase Plan, to our accompanying condensed consolidated financial statements.
Credit Facilities
On January 19, 2022, we terminated our credit agreement, as amended, for our line of credit and term loans with an aggregate maximum principal amount of $530,000,000, or the 2018 Credit Facility, and, through our operating partnership, entered into an agreement that superseded and replaced our amended credit facility with a maximum principal amount of $480,000,000, or the 2019 Credit Facility, with a credit facility with an aggregate maximum principal amount of up to $1,050,000,000, or the 2022 Credit Facility. See Note 9, Lines of Credit and Term Loans, to our accompanying condensed consolidated financial statements for a further discussion. In addition, we are subject to an amended and restated loan agreement regarding a senior secured revolving credit facility with an aggregate maximum principal amount of $360,000,000, or the 2019 Trilogy Credit Facility. Our total capacity to pay operating expenses, capital improvement expenditures, interest, distributions and repurchases is a function of our current cash position, our borrowing capacity on our lines of credit and term loans, as well as any future indebtedness that we may incur.
As of March 31, 2022, our aggregate borrowing capacity under the 2022 Credit Facility and the 2019 Trilogy Credit Facility was $1,410,000,000. As of March 31, 2022, our aggregate borrowings outstanding under our credit facilities was $1,239,134,000 and we had an aggregate of $170,866,000 available on such facilities. We believe that the resources described above will be sufficient to satisfy our cash requirements for the foreseeable future.
Cash Flows
The following table sets forth changes in cash flows:

	Three Months Ended March 31,
	2022	2021
Cash, cash equivalents and restricted cash — beginning of period	$125,486,000	$152,190,000
Net cash provided by (used in) operating activities	22,360,000	(5,255,000)
Net cash used in investing activities	(27,367,000)	(106,841,000)
Net cash (used in) provided by financing activities	(1,307,000)	89,605,000
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(2,000)	7,000
Cash, cash equivalents and restricted cash — end of period	$119,170,000	$129,706,000
The following summary discussion of our changes in our cash flows is based on our accompanying condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Operating Activities
The change from net cash used in operating activities to net cash provided by operating activities of $27,615,000 was primarily due to the increase in the size of our portfolio as a result of the Merger on October 1, 2021, thereby increasing our net operating income during the three months ended March 31, 2022, as compared to the prior year period. In general, cash flows from operating activities is affected by the timing of cash receipts and payments. See the “Results of Operations” section above for a further discussion.
Investing Activities
The decrease in net cash used in investing activities of $79,474,000 was primarily due to a $58,664,000 decrease in property acquisitions, a $12,826,000 increase in proceeds from dispositions of real estate and an $8,340,000 decrease in developments and capital expenditures during the three months ended March 31, 2022 as compared to the prior year period.
Financing Activities
The change from net cash provided by financing activities to net cash used in financing activities of $90,912,000 was primarily due to a decrease in net borrowings under our mortgage loans payable of $82,661,000 during the three months ended March 31, 2022 as compared to the prior year period, as well as the $15,010,000 payment of distributions to our common stockholders and $4,134,000 payment to repurchase our common stock for the three months ended March 31, 2022. Such amounts were partially offset by a decrease in net borrowings under our lines of credit and term loans of $13,900,000 during the three months ended March 31, 2022 as compared to the prior year period. The change in distributions paid to common stockholders was due to the suspension of all stockholder distributions on May 29, 2020 in response to the impact of the COVID-19 pandemic, which the board of directors of GAHR III subsequently reinstated in June 2021. The change in share repurchases was due to the suspension of the GAHR III share repurchase plan from May 31, 2020 through October 4, 2021, when the partial reinstatement of our share repurchase plan was approved by our board.
Distributions
The following information represents distributions of GAHR IV for the period before the consummation of the Merger between GAHR III and GAHR IV on October 1, 2021. Since October 1, 2021, the information included below represents the distributions of the Combined Company.
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
The GAHR IV board of directors also authorized distributions to our Class T and Class I stockholders of record as of the close of business on September 17, 2021, equal to $0.0328767 per share of our common stock, which was equal to an annualized distribution of $0.40 per share. Further, our board authorized record date distributions to our Class T and Class I stockholders of record as of each monthly record date from October 2021 through June 2022, equal to $0.033333333 per share of our common stock, which is equal to an annualized distribution rate of $0.40 per share. The distributions were or will be paid in cash or shares of our common stock pursuant to the DRIP. Beginning with the third quarter of 2022, distributions, if any, shall be authorized by our board on a quarterly basis, in such amounts as our board shall determine, and each quarterly record date for purposes of such distributions shall be determined and declared by our board in the last month of each calendar quarter until such time as our board changes such policy. Stockholders who have elected to participate in our DRIP will continue to have their distributions reinvested to purchase additional shares of our common stock, but on a quarterly basis beginning with any third quarter 2022 distribution declared.

On March 18, 2021, in connection with the GAHR IV special committee's strategic alternative review process, the GAHR IV board of directors authorized the suspension of the DRIP, effective as of April 1, 2021. As a result, beginning with the April 2021 distributions, which were paid in May 2021, there were no further issuances of shares pursuant to the DRIP, and stockholders who were participants in the DRIP received cash distributions instead. On October 4, 2021, our board authorized the reinstatement of the DRIP and as a result, beginning with the October 2021 distribution, which was paid in November 2021, stockholders who previously enrolled as participants in the DRIP (including former GAHR III stockholders who participated in the GAHR III distribution reinvestment plan) received distributions in shares of our common stock pursuant to the terms of the DRIP, instead of cash distributions.
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
GAHR III did not pay any distributions for the three months ended March 31, 2021. The distributions paid for the three months ended March 31, 2022, along with the amount of distributions reinvested pursuant to the AHR DRIP, and the sources of our distributions as compared to cash flows from operations were as follows:

	Three Months Ended March 31, 2022
Distributions paid in cash	$15,010,000
Distributions reinvested	11,304,000
	$26,314,000
Sources of distributions:
Cash flows from operations	$22,360,000	85.0%
Proceeds from borrowings	3,954,000	15.0
	$26,314,000	100%
As of March 31, 2022, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and all or any portion of a distribution to our stockholders may have been paid from borrowings.
GAHR III did not pay any distributions for the three months ended March 31, 2021. The distributions paid for the three months ended March 31, 2022, along with the amount of distributions reinvested pursuant to the AHR DRIP, and the sources of our distributions as compared to funds from operations attributable to controlling interest, or FFO, a non-GAAP financial measure, were as follows:

	Three Months Ended March 31, 2022
Distributions paid in cash	$15,010,000
Distributions reinvested	11,304,000
	$26,314,000
Sources of distributions:
FFO attributable to controlling interest	$26,314,000	100%
Proceeds from borrowings	—	—
	$26,314,000	100%
For a further discussion of FFO, including a reconciliation of our GAAP net loss to FFO, see “Funds from Operations and Modified Funds from Operations” below.
Financing
We anticipate that our overall leverage will not exceed 50.0% of the combined fair market value of all of our properties, and other real estate-related investments, as determined at the end of each calendar year. For these purposes, the market value of each asset will be equal to the contract purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of March 31, 2022, our aggregate borrowings were 46.9% of the combined market value of all of our real estate and real estate-related investments.
Mortgage Loans Payable, Net
For a discussion of our mortgage loans payable, see Note 8, Mortgage Loans Payable, Net, to our accompanying condensed consolidated financial statements.
Lines of Credit and Term Loans
For a discussion of our lines of credit and term loans, see Note 9, Lines of Credit and Term Loans, to our accompanying condensed consolidated financial statements.
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
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 12, Commitments and Contingencies, to our accompanying condensed consolidated financial statements.
Debt Service Requirements
A significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of March 31, 2022, we had $1,121,901,000 of fixed-rate and variable-rate mortgage loans payable outstanding secured by our properties. As of March 31, 2022, we had $1,239,134,000 outstanding and $170,866,000 remained available under our lines of credit. The weighted average effective interest rate on our outstanding debt was 2.72% per annum as of March 31, 2022. See Note 8, Mortgage Loans Payable, Net and Note 9, Lines of Credit and Term Loans, to our accompanying condensed consolidated financial statements.
We are required by the terms of certain loan documents to meet various financial and non-financial covenants, such as leverage ratios, net worth ratios, debt service coverage ratios and fixed charge coverage ratios. Except as explained below, as of March 31, 2022, we were in compliance with all such covenants and requirements on our mortgage loans payable and our lines of credit and term loans. While the extent and severity of the COVID-19 pandemic on our business is subsiding, any potential future deterioration of operations in excess of management's projections as a result of COVID-19 could impact future compliance with these covenants. If any future covenants are violated, we anticipate seeking a waiver or amending the debt covenants with the lenders when and if such event should occur. However, there can be no assurances that management will be able to effectively achieve such plans. Some of our mortgage loan agreements include a standard loan term requiring lender approval for a change of control event, which was triggered upon the closing of the Merger. All of our mortgage lenders and loan servicers approved such event, except for the servicers of two of our mortgage loans with an aggregate principal balance of $14,137,000, for which approvals were received in April 2022.
Inflation
During the three months ended March 31, 2022 and 2021, inflation has not significantly affected our operations; however, the annual rate of inflation in the United States reached 8.3% in April 2022, the highest rate in more than four decades, as measured by the Consumer Price Index, and while we believe inflation has not significantly impacted our operations, we have experienced, and continue to experience, increases in the cost of labor, services and personal protective equipment and therefore continued inflationary pressures could impact our profitability in future periods. There are provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions include negotiated rental increases, reimbursement billings for operating expense pass-through charges and real estate tax and insurance reimbursements. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not reset frequently enough to cover inflation.

Related Party Transactions
For a summary of related party transactions, see Note 15, Related Party Transactions, to our accompanying condensed consolidated financial statements, and Note 15, Related Party Transactions, to the consolidated financial statements that are a part of our 2021 Annual Report on Form 10-K, as filed with the SEC on March 25, 2022.
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
We define MFFO, a non-GAAP measure, consistent with the Practice Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines modified funds from operations as funds from operations further adjusted for the following items included in the determination of GAAP net income (loss): expensed acquisition fees and costs; amounts relating to deferred rent and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income (loss); gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan; unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting; and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect modified funds from operations on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline described above.
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
For the three months ended March 31, 2022 and 2021, we recognized government grants as grant income or as a reduction of property operating expenses, as applicable, and within loss from unconsolidated entities. Such amounts were granted through federal and state government programs, such as through the CARES Act, and which were established for eligible healthcare providers to preserve liquidity in response to the COVID-19 pandemic. See the “Results of Operations” section above for a further discussion. The government grants helped mitigate some of the negative impact that the COVID-19 pandemic had on our financial condition and results of operations. Without such relief funds, the COVID-19 pandemic would have had a material adverse impact to our FFO and MFFO. For the three months ended March 31, 2022 and 2021, FFO would have been approximately $28,244,000 and $4,458,000, respectively, excluding government grants recognized. For the three months ended March 31, 2022 and 2021, MFFO would have been approximately $32,722,000 and $4,707,000, respectively, excluding government grants recognized.

The following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the periods presented below:

	Three Months Ended March 31,
	2022	2021
Net loss	$(897,000)	$(16,273,000)
Add:
Depreciation and amortization related to real estate — consolidated properties	42,311,000	25,723,000
Depreciation and amortization related to real estate — unconsolidated entities	426,000	806,000
Less:
(Gain) loss on dispositions of real estate investments — consolidated properties	(756,000)	335,000
Net (income) loss attributable to noncontrolling interests	(2,059,000)	4,426,000
Depreciation, amortization and gain/loss on dispositions — noncontrolling interests	(6,409,000)	(4,765,000)
FFO attributable to controlling interest	$32,616,000	$10,252,000

Business acquisition expenses(1)	$173,000	$1,248,000
Amortization of above- and below-market leases(2)	505,000	36,000
Amortization of closing costs(3)	56,000	47,000
Change in deferred rent(4)	(1,026,000)	(334,000)
Loss on debt extinguishments(5)	4,591,000	2,288,000
Gain in fair value of derivative financial instruments(6)	(500,000)	(1,821,000)
Foreign currency loss (gain)(7)	1,387,000	(415,000)
Adjustments for unconsolidated entities(8)	105,000	171,000
Adjustments for noncontrolling interests(8)	(813,000)	(971,000)
MFFO attributable to controlling interest	$37,094,000	$10,501,000
Weighted average common shares outstanding — basic and diluted	262,516,815	179,627,778
Net loss per common share — basic and diluted	$—	$(0.09)
FFO attributable to controlling interest per common share — basic and diluted	$0.12	$0.06
MFFO attributable to controlling interest per common share — basic and diluted	$0.14	$0.06
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
(5)The loss associated with the early extinguishment of debt primarily relates to the write-off of unamortized deferred financing fees, write-off of unamortized debt discount or premium, penalties, or other fees incurred. We believe that adjusting for such non-recurring losses provides useful supplemental information because such charges (or losses) may not be reflective of on-going business transactions and operations and is consistent with management’s analysis of our operating performance.
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
For the three months ended March 31, 2022 and 2021, we recognized government grants as grant income or as a reduction of property operating expenses, as applicable. The government grants helped mitigate some of the negative impact that the COVID-19 pandemic had on our financial condition and results of operations. Without such relief funds, the COVID-19 pandemic would have had a material adverse impact to our NOI. For the three months ended March 31, 2022 and 2021, NOI would have been approximately $68,470,000 and $29,852,000, respectively, excluding government grants recognized.

To facilitate understanding of this financial measure, the following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to NOI for the periods presented below:

	Three Months Ended March 31,
	2022	2021
Net loss	$(897,000)	$(16,273,000)
General and administrative	11,119,000	7,257,000
Business acquisition expenses	173,000	1,248,000
Depreciation and amortization	42,311,000	25,723,000
Interest expense	22,825,000	18,544,000
(Gain) loss on dispositions of real estate investments	(756,000)	335,000
(Income) loss from unconsolidated entities	(1,386,000)	1,771,000
Foreign currency loss (gain)	1,387,000	(415,000)
Other income	(1,260,000)	(272,000)
Income tax expense	168,000	163,000
Net operating income	$73,684,000	$38,081,000
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk. There were no material changes in our market risk exposures, or in the methods we use to manage market risk, from those that were provided for in our 2021 Annual Report on Form 10-K, as filed with the SEC on March 25, 2022.
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
We entered into, and may continue to enter into, derivative financial instruments such as interest rate swaps and interest rate caps in order to mitigate our interest rate risk on a related financial instrument, and for which we have not and may not elect hedge accounting treatment. We did not elect to apply hedge accounting treatment to these derivatives; therefore, changes in the fair value of interest rate derivative financial instruments were recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2022, we did not have any derivative financial instruments. We do not enter into derivative transactions for speculative purposes.
In July 2017, the Financial Conduct Authority, or FCA, that regulates LIBOR announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified SOFR as its preferred alternative to United States dollar LIBOR in derivatives and other financial contracts. The FCA ceased publishing one-week and two-month LIBOR after December 31, 2021 and intends to cease publishing all remaining LIBOR after June 30, 2023. On January 19, 2022, we entered into the 2022 Credit Agreement that bears interest at varying rates based upon SOFR. Please see Note 9, Lines of Credit and Term Loans — 2022 Credit Facility, to our accompanying condensed consolidated financial statements for a further discussion.

We have variable rate debt outstanding and maturing on various dates from 2022 to 2031 that are indexed to LIBOR. As such, we are monitoring and evaluating the related risks of the discontinuation of LIBOR, which include possible changes to the interest on loans or amounts received and paid on derivative instruments we may enter into in the future. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments tied to LIBOR could also be impacted by the discontinuation of LIBOR. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty. If a contract is not transitioned to an alternative rate, upon LIBOR’s discontinuation the impact on our contracts is likely to vary. Currently we cannot estimate the overall impact of the phase-out of LIBOR on our current debt agreements, although it is possible that an alternative variable rate could raise our borrowing costs. It is not possible to predict whether LIBOR will continue to be viewed as an acceptable market “benchmark” prior to June 30, 2023, and it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.
As of March 31, 2022, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Assets
Debt security held-to-maturity	$—	$—	$—	$93,433,000	$—	$—	$93,433,000	$93,859,000
Weighted average interest rate on maturing fixed-rate debt security	—%	—%	—%	4.24%	—%	—%	4.24%	—
Liabilities
Fixed-rate debt — principal payments	$61,521,000	$34,521,000	$71,636,000	$29,107,000	$154,927,000	$510,768,000	$862,480,000	$777,535,000
Weighted average interest rate on maturing fixed-rate debt	4.05%	3.78%	3.53%	3.35%	2.98%	3.01%	3.16%	—
Variable-rate debt — principal payments	$60,431,000	$391,343,000	$92,338,000	$464,000	$384,875,000	$569,104,000	$1,498,555,000	$1,505,193,000
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of March 31, 2022)	2.33%	3.20%	3.76%	2.33%	2.07%	2.03%	2.46%	—
Debt Security Investment, Net
As of March 31, 2022, the net carrying value of our debt security investment was $80,239,000. As we expect to hold our debt security investment to maturity and the amounts due under such debt security investment would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our debt security investment, would have a significant impact on our operations. See Note 16, Fair Value Measurements, to our accompanying condensed consolidated financial statements, for a discussion of the fair value of our investment in a held-to-maturity debt security. The effective interest rate on our debt security investment was 4.24% per annum as of March 31, 2022.
Mortgage Loans Payable, Net and Lines of Credit and Term Loans
Mortgage loans payable were $1,121,901,000 as of March 31, 2022. As of March 31, 2022, we had 67 fixed-rate mortgage loans payable and 11 variable-rate mortgage loans payable with effective interest rates ranging from 2.21% to 5.25% per annum and a weighted average effective interest rate of 3.16%. In addition, as of March 31, 2022, we had $1,239,134,000 outstanding under our lines of credit and term loans, at a weighted average interest rate of 2.32% per annum.
As of March 31, 2022, the weighted average effective interest rate on our outstanding debt was 2.72% per annum. An increase in the variable interest rate on our variable-rate mortgage loans payable and lines of credit and term loans constitutes a market risk. As of March 31, 2022, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on all of our other variable-rate mortgage loans payable and lines of credit and term loans by $7,597,000, or 11.7% of total annualized interest expense on our mortgage loans payable and lines of credit and term loans. See Note 8, Mortgage Loans Payable, Net and Note 9, Lines of Credit and Term Loans, to our accompanying condensed consolidated financial statements.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2022 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2022, were effective at the reasonable assurance level.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
For a discussion of our legal proceedings, see Note 12, Commitments and Contingencies — Litigation, to our accompanying condensed consolidated financial statements.
Item 1A. Risk Factors.
There were no material changes from the risk factors previously disclosed in our 2021 Annual Report on Form 10-K, as filed with the SEC on March 25, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
None.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
Our share repurchase plan allows for repurchases of shares of our common stock by us when certain criteria are met. Share repurchases will be made at the sole discretion of our board. Funds for the repurchase of shares of our common stock will come exclusively from the cumulative proceeds we receive from the sale of shares of our common stock pursuant to the AHR DRIP.
On October 4, 2021, our board approved our amended and restated share repurchase plan that included a change in the repurchase price with respect to repurchases resulting from the death or qualifying disability (as such term is defined in our share repurchase plan) of stockholders, to the most recently published estimated per share NAV. In addition, on October 4, 2021, our board authorized the partial reinstatement of our share repurchase plan with respect to requests to repurchase shares resulting from the death or qualifying disability of stockholders, effective with respect to qualifying repurchases for the fiscal quarter ending December 31, 2021. All share repurchase requests other than those requests resulting from the death or qualifying disability of stockholders were and shall be rejected.
During the three months ended March 31, 2022, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 to January 31, 2022	448,375	$9.22	448,375	(1)
February 1, 2022 to February 28, 2022	—	$—	—	(1)
March 1, 2022 to March 31, 2022	—	$—	—	(1)
Total	448,375	$9.22	448,375
___________
(1)A description of the maximum number of shares that may be purchased under our share repurchase plan is included in Note 14, Equity — Share Repurchase Plan, to our accompanying condensed consolidated financial statements.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1
Amended and Restated Distribution Reinvestment Plan of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.6 to our Registration Statement on Form S-3 (File No. 333-229301) filed January 18, 2019 and incorporated herein by reference)

10.1
Amended and Restated Credit Agreement by and among American Healthcare REIT Holdings, L.P., American Healthcare REIT, Inc. and certain subsidiaries, Bank of America, N.A., KeyBank, National Association, Citizens Bank, National Association, Bank of the West, Fifth Third Bank, National Association, Truist Bank, Regions Bank, KeyBanc Capital Markets and BofA Securities, Inc. dated January 19, 2022 (included as Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-055775) filed January 25, 2022 and incorporated herein by reference)

10.2
Transition Services Agreement by and among American Healthcare REIT, Inc., American Healthcare Opps Holdings, LLC and Jeffrey T. Hanson, dated March 24, 2022 (included as Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 25, 2022 and incorporated herein by reference)

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

American Healthcare REIT, Inc. (Registrant)

May 16, 2022	By:	/s/ DANNY PROSKY
Date		Danny Prosky
Chief Executive Officer, President and Director
(Principal Executive Officer)

May 16, 2022	By:	/s/ BRIAN S. PEAY
Date		Brian S. Peay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)