Form 10-Q
period 2022-06-30
American Healthcare REIT, Inc.
filed 2022-08-15
CIK 1632970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of August 12, 2022, there were 77,888,698 shares of Class T common stock and 186,275,536 shares of Class I common stock of American Healthcare REIT, Inc. outstanding.

AMERICAN HEALTHCARE REIT, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2022 and December 31, 2021
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Real estate investments, net	$3,491,845,000	$3,514,686,000
Debt security investment, net	81,167,000	79,315,000
Cash and cash equivalents	59,101,000	81,597,000
Restricted cash	45,075,000	43,889,000
Accounts and other receivables, net	136,843,000	122,778,000
Identified intangible assets, net	234,914,000	248,871,000
Goodwill	212,714,000	209,898,000
Operating lease right-of-use assets, net	114,489,000	158,157,000
Other assets, net	147,752,000	121,148,000
Total assets	$4,523,900,000	$4,580,339,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$1,134,059,000	$1,095,594,000
Lines of credit and term loans, net(1)	1,266,691,000	1,226,634,000
Accounts payable and accrued liabilities(1)	174,179,000	187,254,000
Accounts payable due to affiliates(1)	—	866,000
Identified intangible liabilities, net	11,663,000	12,715,000
Financing obligations(1)	21,568,000	33,653,000
Operating lease liabilities(1)	104,193,000	145,485,000
Security deposits, prepaid rent and other liabilities(1)	46,450,000	48,567,000
Total liabilities	2,758,803,000	2,750,768,000

Commitments and contingencies (Note 12)

Redeemable noncontrolling interests (Note 13)	75,337,000	72,725,000

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Class T common stock, $0.01 par value per share; 200,000,000 shares authorized; 77,864,724 and 77,176,406 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	770,000	763,000
Class I common stock, $0.01 par value per share; 800,000,000 shares authorized; 186,499,872 and 185,855,625 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1,865,000	1,859,000
Additional paid-in capital	2,541,504,000	2,531,940,000
Accumulated deficit	(1,024,328,000)	(951,303,000)
Accumulated other comprehensive loss	(2,653,000)	(1,966,000)
Total stockholders’ equity	1,517,158,000	1,581,293,000
Noncontrolling interests (Note 14)	172,602,000	175,553,000
Total equity	1,689,760,000	1,756,846,000
Total liabilities, redeemable noncontrolling interests and equity	$4,523,900,000	$4,580,339,000

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
As of June 30, 2022 and December 31, 2021
(Unaudited)
___________
(1)Such liabilities of American Healthcare REIT, Inc. represented liabilities of American Healthcare REIT Holdings, LP or its consolidated subsidiaries as of June 30, 2022 and December 31, 2021. American Healthcare REIT Holdings, LP is a variable interest entity, or VIE, and a consolidated subsidiary of American Healthcare REIT, Inc. The creditors of American Healthcare REIT Holdings, LP or its consolidated subsidiaries do not have recourse against American Healthcare REIT, Inc., except for the 2022 Credit Facility, as defined in Note 9, held by American Healthcare REIT Holdings, LP in the amount of $962,900,000 as of June 30, 2022 and the 2018 Credit Facility and 2019 Credit Facility, each as defined in Note 9, held by American Healthcare REIT Holdings, LP in the amount of $441,900,000 and $480,000,000, respectively, as of December 31, 2021, which were guaranteed by American Healthcare REIT, Inc.
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three and Six Months Ended June 30, 2022 and 2021
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues and grant income:
Resident fees and services	$326,225,000	$276,352,000	$645,199,000	$529,378,000
Real estate revenue	51,105,000	30,642,000	103,048,000	60,665,000
Grant income	10,969,000	1,099,000	16,183,000	9,328,000
Total revenues and grant income	388,299,000	308,093,000	764,430,000	599,371,000
Expenses:
Property operating expenses	296,059,000	250,426,000	583,219,000	495,568,000
Rental expenses	14,663,000	8,119,000	29,950,000	16,174,000
General and administrative	10,928,000	7,343,000	22,047,000	14,600,000
Business acquisition expenses	1,757,000	2,750,000	1,930,000	3,998,000
Depreciation and amortization	39,971,000	26,357,000	82,282,000	52,080,000
Total expenses	363,378,000	294,995,000	719,428,000	582,420,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and gain/loss on debt extinguishments)	(20,345,000)	(18,490,000)	(43,670,000)	(38,855,000)
Gain in fair value of derivative financial instruments	—	1,775,000	500,000	3,596,000
(Loss) gain on dispositions of real estate investments	(73,000)	(42,000)	683,000	(377,000)
Impairment of real estate investments	(17,340,000)	(3,335,000)	(17,340,000)	(3,335,000)
Income (loss) from unconsolidated entities	638,000	(901,000)	2,024,000	(2,672,000)
Foreign currency (loss) gain	(3,607,000)	238,000	(4,994,000)	653,000
Other income	469,000	191,000	1,729,000	463,000
Total net other expense	(40,258,000)	(20,564,000)	(61,068,000)	(40,527,000)
Loss before income taxes	(15,337,000)	(7,466,000)	(16,066,000)	(23,576,000)
Income tax expense	(205,000)	(495,000)	(373,000)	(658,000)
Net loss	(15,542,000)	(7,961,000)	(16,439,000)	(24,234,000)
Net (income) loss attributable to noncontrolling interests	(1,768,000)	283,000	(3,827,000)	4,709,000
Net loss attributable to controlling interest	$(17,310,000)	$(7,678,000)	$(20,266,000)	$(19,525,000)
Net loss per Class T and Class I common share attributable to controlling interest — basic and diluted	$(0.07)	$(0.04)	$(0.08)	$(0.11)
Weighted average number of Class T and Class I common shares outstanding — basic and diluted	263,017,692	179,628,847	262,768,637	179,628,315

Net loss	$(15,542,000)	$(7,961,000)	$(16,439,000)	$(24,234,000)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(493,000)	42,000	(687,000)	111,000
Total other comprehensive (loss) income	(493,000)	42,000	(687,000)	111,000
Comprehensive loss	(16,035,000)	(7,919,000)	(17,126,000)	(24,123,000)
Comprehensive (income) loss attributable to noncontrolling interests	(1,768,000)	283,000	(3,827,000)	4,709,000
Comprehensive loss attributable to controlling interest	$(17,803,000)	$(7,636,000)	$(20,953,000)	$(19,414,000)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Six Months Ended June 30, 2022 and 2021
(Unaudited)

	Three Months Ended June 30, 2022
	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — March 31, 2022	263,809,729	$2,629,000	$2,536,811,000	$(980,613,000)	$(2,160,000)	$1,556,667,000	$174,154,000	$1,730,821,000
Offering costs — common stock	—	—	1,000	—	—	1,000	—	1,000
Issuance of common stock under the DRIP	1,199,427	12,000	11,131,000	—	—	11,143,000	—	11,143,000
Issuance of nonvested restricted common stock	54,900	1,000	(1,000)	—	—	—	—	—
Amortization of nonvested restricted common stock and stock units	—	—	980,000	—	—	980,000	—	980,000
Stock based compensation	—	—	—	—	—	—	21,000	21,000
Repurchase of common stock	(699,460)	(7,000)	(6,442,000)	—	—	(6,449,000)	—	(6,449,000)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,537,000)	(3,537,000)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(21,000)	(21,000)
Adjustment to value of redeemable noncontrolling interests	—	—	(976,000)	—	—	(976,000)	(1,000)	(977,000)
Distributions declared ($0.10 per share)	—	—	—	(26,405,000)	—	(26,405,000)	—	(26,405,000)
Net (loss) income	—	—	—	(17,310,000)	—	(17,310,000)	1,986,000	(15,324,000)	(1)
Other comprehensive loss	—	—	—	—	(493,000)	(493,000)	—	(493,000)
BALANCE — June 30, 2022	264,364,596	$2,635,000	$2,541,504,000	$(1,024,328,000)	$(2,653,000)	$1,517,158,000	$172,602,000	$1,689,760,000

	Three Months Ended June 30, 2021
	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — March 31, 2021	179,658,367	$1,798,000	$1,730,237,000	$(876,118,000)	$(1,939,000)	$853,978,000	$164,095,000	$1,018,073,000
Amortization of nonvested restricted common stock	—	—	26,000	—	—	26,000	—	26,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(179,000)	(179,000)
Adjustment to value of redeemable noncontrolling interests	—	—	(261,000)	—	—	(261,000)	(112,000)	(373,000)
Distributions declared ($0.02 per share)	—	—	—	(3,187,000)	—	(3,187,000)	—	(3,187,000)
Net loss	—	—	—	(7,678,000)	—	(7,678,000)	(253,000)	(7,931,000)	(1)
Other comprehensive income	—	—	—	—	42,000	42,000	—	42,000
BALANCE — June 30, 2021	179,658,367	$1,798,000	$1,730,002,000	$(886,983,000)	$(1,897,000)	$842,920,000	$163,551,000	$1,006,471,000

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Three and Six Months Ended June 30, 2022 and 2021
(Unaudited)

	Six Months Ended June 30, 2022
	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2021	263,032,031	$2,622,000	$2,531,940,000	$(951,303,000)	$(1,966,000)	$1,581,293,000	$175,553,000	$1,756,846,000
Offering costs — common stock	—	—	(2,000)	—	—	(2,000)	—	(2,000)
Issuance of common stock under the DRIP	2,425,500	24,000	22,423,000	—	—	22,447,000	—	22,447,000
Issuance of nonvested restricted common stock	54,900	1,000	(1,000)	—	—	—	—	—
Amortization of nonvested restricted common stock and stock units	—	—	1,791,000	—	—	1,791,000	—	1,791,000
Stock based compensation	—	—	—	—	—	—	42,000	42,000
Repurchase of common stock	(1,147,835)	(12,000)	(10,571,000)	—	—	(10,583,000)	—	(10,583,000)
Distributions to noncontrolling interests	—	—	—	—	—	—	(7,052,000)	(7,052,000)
Adjustment to noncontrolling interest in connection with the Merger	—	—	(1,173,000)	—	—	(1,173,000)	1,173,000	—
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(42,000)	(42,000)
Adjustment to value of redeemable noncontrolling interests	—	—	(2,903,000)	—	—	(2,903,000)	(930,000)	(3,833,000)
Distributions declared ($0.20 per share)	—	—	—	(52,759,000)	—	(52,759,000)	—	(52,759,000)
Net (loss) income	—	—	—	(20,266,000)	—	(20,266,000)	3,858,000	(16,408,000)	(1)
Other comprehensive loss	—	—	—	—	(687,000)	(687,000)	—	(687,000)
BALANCE — June 30, 2022	264,364,596	$2,635,000	$2,541,504,000	$(1,024,328,000)	$(2,653,000)	$1,517,158,000	$172,602,000	$1,689,760,000

	Six Months Ended June 30, 2021
	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2020	179,658,367	$1,798,000	$1,730,589,000	$(864,271,000)	$(2,008,000)	$866,108,000	$168,375,000	$1,034,483,000
Offering costs — common stock	—	—	(1,000)	—	—	(1,000)	—	(1,000)
Amortization of nonvested restricted common stock	—	—	53,000	—	—	53,000	—	53,000
Stock based compensation	—	—	—	—	—	—	(14,000)	(14,000)
Distributions to noncontrolling interests	—	—	—	—	—	—	(355,000)	(355,000)
Adjustment to value of redeemable noncontrolling interests	—	—	(639,000)	—	—	(639,000)	(260,000)	(899,000)
Distributions declared ($0.02 per share)	—	—	—	(3,187,000)	—	(3,187,000)	—	(3,187,000)
Net loss	—	—	—	(19,525,000)	—	(19,525,000)	(4,195,000)	(23,720,000)	(1)
Other comprehensive income	—	—	—	—	111,000	111,000	—	111,000
BALANCE — June 30, 2021	179,658,367	$1,798,000	$1,730,002,000	$(886,983,000)	$(1,897,000)	$842,920,000	$163,551,000	$1,006,471,000

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Three and Six Months Ended June 30, 2022 and 2021
(Unaudited)

___________
(1)For the three months ended June 30, 2022 and 2021, amounts exclude $(218,000) and $(30,000), respectively, of net loss attributable to redeemable noncontrolling interests. For the six months ended June 30, 2022 and 2021, amounts exclude $(31,000) and $(514,000), respectively, of net loss attributable to redeemable noncontrolling interests. See Note 13, Redeemable Noncontrolling Interests, for a further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2022 and 2021
(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,439,000)	$(24,234,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	82,293,000	52,080,000
Other amortization	12,178,000	11,622,000
Deferred rent	(3,542,000)	(1,771,000)
Stock based compensation	1,779,000	39,000
(Income) loss from unconsolidated entities	(2,024,000)	2,672,000
Impairment of real estate investments	17,340,000	3,335,000
(Gain) loss on dispositions of real estate investments	(683,000)	377,000
Foreign currency loss (gain)	4,848,000	(622,000)
Loss on extinguishments of debt	4,410,000	2,293,000
Change in fair value of derivative financial instruments	(500,000)	(3,596,000)
Other adjustments	—	850,000
Changes in operating assets and liabilities:
Accounts and other receivables	(14,474,000)	(2,835,000)
Other assets	(5,277,000)	(1,869,000)
Accounts payable and accrued liabilities	(5,231,000)	(8,679,000)
Accounts payable due to affiliates	(184,000)	(5,158,000)
Operating lease liabilities	(8,617,000)	(8,326,000)
Security deposits, prepaid rent and other liabilities	(9,739,000)	(12,599,000)
Net cash provided by operating activities	56,138,000	3,579,000
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate investments	(75,125,000)	(78,546,000)
Developments and capital expenditures	(35,508,000)	(46,177,000)
Proceeds from dispositions of real estate investments	14,002,000	1,400,000
Investments in unconsolidated entities	(200,000)	(650,000)
Real estate and other deposits	(533,000)	(192,000)
Net cash used in investing activities	(97,364,000)	(124,165,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgage loans payable	89,712,000	111,442,000
Payments on mortgage loans payable	(40,662,000)	(7,215,000)
Borrowings under the lines of credit and term loan	1,009,900,000	16,600,000
Payments on the lines of credit and term loan	(968,900,000)	(23,000,000)
Deferred financing costs	(5,617,000)	(833,000)
Debt extinguishment costs	(2,790,000)	(125,000)
Payments on financing obligations	(12,141,000)	(9,609,000)
Distributions paid to common stockholders	(30,247,000)	—
Repurchase of common stock	(10,583,000)	—
Distributions to noncontrolling interests in total equity	(7,052,000)	(355,000)
Contribution from redeemable noncontrolling interest	173,000	—
Distributions to redeemable noncontrolling interests	(1,405,000)	(551,000)

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Three Months Ended June 30, 2022 and 2021
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Security deposits and other	$(464,000)	$117,000
Net cash provided by financing activities	19,924,000	86,471,000
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(21,302,000)	$(34,115,000)
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(8,000)	(27,000)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	125,486,000	152,190,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$104,176,000	$118,048,000

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period:
Cash and cash equivalents	$81,597,000	$113,212,000
Restricted cash	43,889,000	38,978,000
Cash, cash equivalents and restricted cash	$125,486,000	$152,190,000

End of period:
Cash and cash equivalents	$59,101,000	$76,659,000
Restricted cash	45,075,000	41,389,000
Cash, cash equivalents and restricted cash	$104,176,000	$118,048,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$36,348,000	$32,984,000
Income taxes	$382,000	$861,000
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued developments and capital expenditures	$14,055,000	$18,074,000
Tenant improvement overage	$568,000	$177,000
Issuance of common stock under the DRIP	$22,447,000	$—
Distributions declared but not paid — common stockholders	$8,812,000	$3,187,000
Distributions declared but not paid — limited partnership units	$467,000	$—
Distributions declared but not paid — restricted stock units	$37,000	$—
Capital expenditures from financing obligations	$—	$136,000
The following represents the net (decrease) increase in certain assets and liabilities in connection with our acquisitions and dispositions of investments:
Accounts and other receivables	$(262,000)	$4,000
Other assets, net	$5,480,000	$(748,000)
Mortgage loan payable, net	$(12,059,000)	$—
Accounts payable and accrued liabilities	$1,672,000	$(22,000)
Financing obligations	$56,000	$—
Security deposits	$8,129,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended June 30, 2022 and 2021

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
AHI Acquisition
Also on October 1, 2021, immediately prior to the consummation of the Merger, GAHR III acquired a newly formed entity, American Healthcare Opps Holdings, LLC, or NewCo, which we refer to as the AHI Acquisition, pursuant to a contribution and exchange agreement dated June 23, 2021, or the Contribution Agreement, between GAHR III; our operating partnership; American Healthcare Investors, LLC, or AHI; Griffin Capital Company, LLC, or Griffin Capital; Platform Healthcare Investor T-II, LLC; Flaherty Trust; and Jeffrey T. Hanson, our former Chief Executive Officer and current Chairman of the Board of Directors, Danny Prosky, our former Chief Operating Officer and current Chief Executive Officer and President, and Mathieu B. Streiff, our former Executive Vice President, General Counsel and Chief Operating Officer and

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
current Executive Vice President, or collectively, the AHI Principals. NewCo owned substantially all of the business and operations of AHI, as well as all of the equity interests in (i) Griffin-American Healthcare REIT IV Advisor, LLC, or GAHR IV Advisor, a subsidiary of AHI that served as the external advisor of GAHR IV, and (ii) Griffin-American Healthcare REIT III Advisor, LLC, or GAHR III Advisor, also referred to as our former advisor, a subsidiary of AHI that served as the external advisor of GAHR III. See “Operating Partnership and Former Advisor” below for a further discussion.
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
The AHI Acquisition was treated as a business combination for accounting purposes, with GAHR III as both the legal and accounting acquiror of NewCo. While GAHR IV was the legal acquiror of GAHR III in the REIT Merger, GAHR III was determined to be the accounting acquiror in the REIT Merger in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 805, Business Combinations, after considering the relative share ownership and the composition of the governing body of the Combined Company. Thus, the financial information set forth herein subsequent to the consummation of the Merger and the AHI Acquisition reflects results of the Combined Company, and the financial information set forth herein prior to the Merger and the AHI Acquisition reflects GAHR III’s results. For this reason, period to period comparisons may not be meaningful.
Operating Partnership and Former Advisor
We conduct substantially all of our operations through our operating partnership. Through September 30, 2021, we were externally advised by our former advisor pursuant to an advisory agreement, as amended, or the Advisory Agreement, between us and our former advisor. Our former advisor used its best efforts, subject to the oversight and review of our board of directors, or our board, to, among other things, provide asset management, property management, acquisition, disposition and other advisory services on our behalf consistent with our investment policies and objectives. Following the Merger and the AHI Acquisition, we became self-managed and are no longer externally advised. As a result, any fees that would have otherwise been payable to our former advisor are no longer being paid. Also, on October 1, 2021 and in connection with the AHI Acquisition, we redeemed all 22,222 shares of our common stock owned by our former advisor and the 20,833 shares of our Class T common stock owned by GAHR IV Advisor in GAHR IV.
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
See Note 14, Equity — Common Stock, and Note 14, Equity — Distribution Reinvestment Plan, for a further discussion of our public offerings.
Our Real Estate Investments Portfolio
We currently operate through six reportable business segments: integrated senior health campuses, medical office buildings, skilled nursing facilities, SHOP, senior housing — leased and hospitals. As of June 30, 2022, we owned and/or operated 313 buildings and integrated senior health campuses, or approximately 19,461,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $4,370,459,000, including the fair value of the properties acquired in the Merger. In addition, as of June 30, 2022, we also owned a real estate-related debt investment purchased for $60,429,000.
COVID-19
Our residents, tenants, operating partners and managers, our industry and the U.S. economy continue to be adversely affected by the COVID-19 pandemic and related supply chain disruptions and labor shortages. The timing and extent of the economic recovery from the COVID-19 pandemic is dependent upon many factors, including the emergence and severity of COVID-19 variants, the continued effectiveness and frequency of booster vaccinations and the duration and implications of continued restrictions and safety measures. As the COVID-19 pandemic is still impacting the healthcare system to a certain extent, it continues to present challenges for us as an owner and operator of healthcare facilities, making it difficult to ascertain the long-term impact the COVID-19 pandemic will have on real estate markets in which we own and/or operate properties and our portfolio of investments.
We have evaluated the impacts of the COVID-19 pandemic on our business thus far and incorporated information concerning such impacts into our assessments of liquidity, impairment and collectability from tenants and residents as of June 30, 2022. We will continue to monitor such impacts and will adjust our estimates and assumptions based on the best available information.
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
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries of which we have control, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership and as of June 30, 2022 and December 31, 2021, we owned an approximately 95.0% and 94.9% general partnership interest therein, respectively, and the remaining 5.0% and 5.1%, respectively, was owned by the NewCo Sellers. Prior to the Merger on October 1, 2021, we owned greater than a 99.99% general partnership interest in our operating partnership and our former advisor was a limited partner that owned less than a 0.01% noncontrolling limited partnership interest in our operating partnership. On October 1, 2021, in connection with the AHI Acquisition, our operating partnership redeemed our former advisor’s 222 limited partnership units in our operating partnership and the 208 limited partnership units owned by GAHR IV Advisor in GAHR IV Operating Partnership.

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

	Three Months Ended June 30,
	2022			2021
	Integrated Senior Health Campuses	SHOP(1)	Total	Integrated Senior Health Campuses	SHOP(1)	Total
Over time	$232,839,000	$37,891,000	$270,730,000	$204,729,000	$20,039,000	$224,768,000
Point in time	54,743,000	752,000	55,495,000	51,086,000	498,000	51,584,000
Total resident fees and services	$287,582,000	$38,643,000	$326,225,000	$255,815,000	$20,537,000	$276,352,000

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Six Months Ended June 30,
	2022			2021
	Integrated Senior Health Campuses	SHOP(1)	Total	Integrated Senior Health Campuses	SHOP(1)	Total
Over time	$463,373,000	$75,107,000	$538,480,000	$392,987,000	$39,498,000	$432,485,000
Point in time	105,221,000	1,498,000	106,719,000	96,054,000	839,000	96,893,000
Total resident fees and services	$568,594,000	$76,605,000	$645,199,000	$489,041,000	$40,337,000	$529,378,000
The following tables disaggregate our resident fees and services revenue by payor class:

	Three Months Ended June 30,
	2022			2021
	Integrated Senior Health Campuses	SHOP(1)	Total	Integrated Senior Health Campuses	SHOP(1)	Total
Private and other payors	$137,419,000	$35,632,000	$173,051,000	$112,747,000	$20,257,000	$133,004,000
Medicare	93,680,000	—	93,680,000	87,885,000	—	87,885,000
Medicaid	56,483,000	3,011,000	59,494,000	55,183,000	280,000	55,463,000
Total resident fees and services	$287,582,000	$38,643,000	$326,225,000	$255,815,000	$20,537,000	$276,352,000

	Six Months Ended June 30,
	2022			2021
	Integrated Senior Health Campuses	SHOP(1)	Total	Integrated Senior Health Campuses	SHOP(1)	Total
Private and other payors	$269,222,000	$70,669,000	$339,891,000	$218,857,000	$39,676,000	$258,533,000
Medicare	188,197,000	—	188,197,000	172,168,000	—	172,168,000
Medicaid	111,175,000	5,936,000	117,111,000	98,016,000	661,000	98,677,000
Total resident fees and services	$568,594,000	$76,605,000	$645,199,000	$489,041,000	$40,337,000	$529,378,000
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
Accounts Receivable, Net — Resident Fees and Services Revenue
The beginning and ending balances of accounts receivable, net — resident fees and services are as follows:

	Private and Other Payors	Medicare	Medicaid	Total
Beginning balance — January 1, 2022	$42,056,000	$35,953,000	$16,922,000	$94,931,000
Ending balance — June 30, 2022	45,514,000	35,844,000	19,678,000	101,036,000
Increase/(decrease)	$3,458,000	$(109,000)	$2,756,000	$6,105,000

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Deferred Revenue — Resident Fees and Services Revenue
The beginning and ending balances of deferred revenue — resident fees and services, almost all of which relates to private and other payors, are as follows:

Total
Beginning balance — January 1, 2022	$14,673,000
Ending balance — June 30, 2022	16,405,000
Increase	$1,732,000
In addition to the deferred revenue above, as of December 31, 2021, we had approximately $12,969,000 remaining in Medicare advance payments that were received during 2020 through an expanded program of the Centers for Medicare & Medicaid Services. Such amounts were included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheet as of December 31, 2021, and were fully applied to Medicare claims and recognized as resident fees and services revenue for the six months ended June 30, 2022.
Tenant and Resident Receivables and Allowances
Resident receivables, which are related to resident fees and services revenue, are carried net of an allowance for credit losses. An allowance is maintained for estimated losses resulting from the inability of residents and payors to meet the contractual obligations under their lease or service agreements. Substantially all of such allowances are recorded as direct reductions of resident fees and services revenue as contractual adjustments provided to third-party payors or implicit price concessions in our accompanying condensed consolidated statements of operations and comprehensive loss. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the residents’ financial condition, security deposits, cash collection patterns by payor and by state, current economic conditions, future expectations in estimating credit losses and other relevant factors. Tenant receivables, which are related to real estate revenue, and unbilled deferred rent receivables are reduced for uncollectible amounts, which are recognized as direct reductions of real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss.
As of June 30, 2022 and December 31, 2021, we had $14,798,000 and $12,378,000, respectively, in allowances, which were determined necessary to reduce receivables by our expected future credit losses. For the six months ended June 30, 2022 and 2021, we increased allowances by $9,581,000 and $5,121,000, respectively, and reduced allowances for collections or adjustments by $3,643,000 and $2,960,000, respectively. For the six months ended June 30, 2022 and 2021, $3,518,000 and $3,740,000, respectively, of our receivables were written off against the related allowances.
Accounts Payable and Accrued Liabilities
As of June 30, 2022 and December 31, 2021, accounts payable and accrued liabilities primarily include insurance reserves of $35,606,000 and $36,440,000, respectively, reimbursement of payroll-related costs to the managers of our SHOP and integrated senior health campuses of $30,622,000 and $31,101,000, respectively, accrued property taxes of $21,979,000 and $22,102,000, respectively, accrued developments and capital expenditures to unaffiliated third parties of $14,055,000 and $22,852,000, respectively, and accrued distributions to common stockholders of $8,812,000 and $8,768,000, respectively.
Statement of Cash Flows
For the six months ended June 30, 2021, amounts totaling $101,734,000 have been removed from borrowings under mortgage loans payable and early payoff of mortgage loans payable to properly reflect only actual cash flows resulting from borrowings and payments of mortgage loans compared to amounts previously presented. There was no net change in previously disclosed net cash provided by financing activities.
Recently Issued Accounting Pronouncements
In July 2021, the FASB issued Accounting Standard Update, or ASU, 2021-05, Leases (Topic 842): Lessors — Certain Leases with Variable Lease Payments, or ASU 2021-05, which amends the lease classification requirements for lessors to align them with practice under the previous lease accounting standard, ASC Topic 840, Leases. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if both of the following criteria are met: (1) the lease would have been classified as a sales-type lease or a direct financing lease; and (2) the lessor would have otherwise recognized a day-one loss. ASU 2021-05 was effective for fiscal years beginning after December 15, 2021. Early adoption was permitted. We adopted such accounting pronouncement on January 1, 2022, which did not have a

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
material impact to our consolidated financial statements and disclosures as we have no material sales-type or direct financing leases.
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Building, improvements and construction in process	$3,536,965,000	$3,505,786,000
Land and improvements	335,330,000	334,562,000
Furniture, fixtures and equipment	208,194,000	198,224,000
	4,080,489,000	4,038,572,000
Less: accumulated depreciation	(588,644,000)	(523,886,000)
	$3,491,845,000	$3,514,686,000
Depreciation expense for the three months ended June 30, 2022 and 2021 was $34,328,000 and $24,663,000, respectively, and for the six months ended June 30, 2022 and 2021 was $68,750,000 and $48,853,000, respectively. For the three months ended June 30, 2022, we incurred capital expenditures of $8,530,000 for our integrated senior health campuses, $4,144,000 for our medical office buildings and $1,597,000 for our SHOP. We did not incur any capital expenditures for our properties within our skilled nursing facilities, senior housing — leased or hospitals segments for the three months ended June 30, 2022. For the six months ended June 30, 2022, we incurred capital expenditures of $16,778,000 for our integrated senior health campuses, $6,578,000 for our medical office buildings and $3,051,000 for our SHOP. We did not incur any capital expenditures for our properties within our skilled nursing facilities, senior housing — leased or hospitals segments for the six months ended June 30, 2022.
During both the three and six months ended June 30, 2022, we determined that four of our SHOP were impaired and recognized an aggregate impairment charge of $17,340,000, which reduced the total carrying value of such assets to $19,325,000. The fair value of one SHOP was determined by the sales price from an executed purchase and sale agreement with a third-party buyer, which was considered a Level 2 measurement within the fair value hierarchy. The fair value of the remaining three SHOP were based on their projected sales prices, which were considered Level 2 measurements within the fair value hierarchy.
During both the three and six months ended June 30, 2021, we determined that one medical office building was impaired and recognized an impairment charge of $3,335,000, which reduced the carrying value of such asset to $2,880,000. The fair value of such property was determined by the sales price from an executed purchase and sale agreement with a third-party buyer, and adjusted for anticipated selling costs, which was considered a Level 2 measurement within the fair value hierarchy. We disposed of such impaired medical office building in July 2021 for a contract sales price of $3,000,000 and recognized a net gain on sale of $346,000.
Included in the capital expenditure amounts above are costs for the development and expansion of our integrated senior health campuses. For the six months ended June 30, 2022, we exercised our right to purchase a leased property that cost $15,462,000 to develop. During the six months ended June 30, 2022, we, through a majority-owned subsidiary of Trilogy Investors, LLC, or Trilogy, acquired a land parcel in Indiana for a contract purchase price of $320,000, plus closing costs.
In April and May 2022, we, through a majority-owned subsidiary of Trilogy, of which we owned 72.9% at the time of acquisition, exercised the purchase options to acquire four previously leased real estate investments located in Indiana and Kentucky for an aggregate contract purchase price of $54,805,000, which investments are included in our integrated senior health campuses segment. We financed such acquisitions with cash on hand and a mortgage loan payable with a principal balance of $52,725,000.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
We accounted for our acquisitions of land and previously leased real estate investments completed during the six months ended June 30, 2022 as asset acquisitions. We incurred and capitalized direct acquisition related expenses of $292,000. The following table summarizes the purchase price of such assets acquired, adjusted for $37,464,000 operating lease right-of-use assets and $36,326,000 operating lease liabilities, and based on their relative fair values:

2022 Acquisitions
Building and improvements	$49,645,000
Land and improvements	8,173,000
Total assets acquired	$57,818,000
Sale of Controlling Interests in Real Estate Investments
On February 8, 2022, we sold approximately 77.0% ownership interests in several real estate assets for development within our integrated senior health campuses segment for an aggregate sales price of $19,622,000 and we recognized an aggregate gain on sale of $683,000 for the six months ended June 30, 2022. We retained approximately 23.0% ownership interests in such real estate development assets, which interests are accounted for as investments in unconsolidated entities within other assets, net in our accompanying condensed consolidated balance sheet as of June 30, 2022. From February 8, 2022 through June 30, 2022, approximately 23.0% interest in the net earnings or losses of such unconsolidated entities were included in income (loss) from unconsolidated entities in our accompanying condensed consolidated statements of operations and comprehensive loss.
4. Business Combinations
On January 3, 2022, we, through a majority-owned subsidiary of Trilogy, acquired an integrated senior health campus in Kentucky from an unaffiliated third party. The contract purchase price for such property acquisition was $27,790,000 plus immaterial closing costs. We acquired such property using cash on hand and placed a mortgage loan payable of $20,800,000 on the property at the time of acquisition. Further, on April 1, 2022, we, through a majority-owned subsidiary of Trilogy, acquired a 50.0% interest in a pharmaceutical business in Florida from an unaffiliated third party and incurred transaction costs of $938,000. Prior to such pharmaceutical business acquisition, we, through a majority-owned subsidiary of Trilogy, owned the other 50.0% interest in such business, which investment was included in investments in unconsolidated entities within other assets, net in our accompanying condensed consolidated balance sheet as of December 31, 2021. Therefore, through March 31, 2022, our 50.0% interest in the net earnings or losses of such unconsolidated entity was included in income (loss) from unconsolidated entities in our accompanying condensed consolidated statements of operations and comprehensive loss.
We accounted for the two acquisitions for the six months ended June 30, 2022 above as business combinations, which are included within our integrated senior health campuses segment. Based on quantitative and qualitative considerations, such business combinations were not material to us individually or in the aggregate and, therefore, pro forma financial information is not provided. We did not complete any acquisitions accounted for as business combinations for the six months ended June 30, 2021.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The table below summarizes the acquisition date fair values of the assets acquired and liabilities assumed of our 2022 property acquisitions accounted for as business combinations. The fair values of the assets acquired and liabilities assumed during 2022 were preliminary estimates. Any necessary adjustments will be finalized within one year from the date of acquisition.

2022 Acquisitions
Building and improvements	$17,273,000
Land	3,060,000
In-place leases	3,420,000
Goodwill	2,816,000
Furniture, fixtures and equipment	1,936,000
Cash	971,000
Certificates of need	690,000
Operating lease right-of-use assets	646,000
Other assets	457,000
Accounts receivable	427,000
Total assets acquired	31,696,000
Security deposits	(8,129,000)
Accounts payable and accrued liabilities	(1,802,000)
Operating lease liabilities	(646,000)
Financing obligations	(56,000)
Total liabilities assumed	(10,633,000)
Net assets acquired	$21,063,000
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
As of June 30, 2022 and December 31, 2021, the carrying amount of the debt security investment was $81,167,000 and $79,315,000, respectively, net of unamortized closing costs of $890,000 and $1,004,000, respectively. Accretion on the debt security for the three months ended June 30, 2022 and 2021 was $986,000 and $907,000, respectively, and for the six months ended June 30, 2022 and 2021 was $1,966,000 and $1,788,000, respectively, which is recorded as an increase to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss. Amortization expense of closing costs for the three months ended June 30, 2022 and 2021 was $58,000 and $49,000, respectively, and for the six months ended June 30, 2022 and 2021 was $114,000 and $96,000, respectively, which is recorded as a decrease to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss. We evaluated credit quality indicators such as the agency ratings and the underlying collateral of such investment in order to determine expected future credit loss. No credit loss was recorded for the three and six months ended June 30, 2022 and 2021.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
6. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Intangible assets subject to amortization:
In-place leases, net of accumulated amortization of $31,132,000 and $28,120,000 as of June 30, 2022 and December 31, 2021, respectively (with a weighted average remaining life of 8.1 years and 8.2 years as of June 30, 2022 and December 31, 2021, respectively)	$72,431,000	$81,538,000
Above-market leases, net of accumulated amortization of $4,306,000 and $2,082,000 as of June 30, 2022 and December 31, 2021, respectively (with a weighted average remaining life of 9.4 years and 9.7 years as of June 30, 2022 and December 31, 2021, respectively)	32,849,000	35,106,000
Customer relationships, net of accumulated amortization of $710,000 and $635,000 as of June 30, 2022 and December 31, 2021, respectively (with a weighted average remaining life of 14.2 years and 14.7 years as of June 30, 2022 and December 31, 2021, respectively)	2,130,000	2,205,000
Internally developed technology and software, net of accumulated amortization of $446,000 and $399,000 as of June 30, 2022 and December 31, 2021, respectively (with a weighted average remaining life of 0.2 years and 0.7 years as of June 30, 2022 and December 31, 2021, respectively)	24,000	70,000
Intangible assets not subject to amortization:
Certificates of need	96,693,000	99,165,000
Trade names	30,787,000	30,787,000
	$234,914,000	$248,871,000
Amortization expense on identified intangible assets for the three months ended June 30, 2022 and 2021 was $6,121,000 and $1,501,000, respectively, which included $1,113,000 and $257,000, respectively, of amortization recorded as a decrease to real estate revenue for above-market leases in our accompanying condensed consolidated statements of operations and comprehensive loss. Amortization expense on identified intangible assets for the six months ended June 30, 2022 and 2021 was $14,360,000 and $2,697,000, respectively, which included $2,227,000 and $340,000, respectively, of amortization recorded as a decrease to real estate revenue for above-market leases in our accompanying condensed consolidated statements of operations and comprehensive loss.
The aggregate weighted average remaining life of the identified intangible assets was 8.6 years and 8.8 years as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, estimated amortization expense on the identified intangible assets for the six months ending December 31, 2022 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2022	$10,892,000
2023	17,148,000
2024	13,657,000
2025	11,018,000
2026	9,848,000
Thereafter	44,871,000
$107,434,000

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
7. Other Assets, Net
Other assets, net consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Deferred rent receivables	$44,290,000	$41,061,000
Prepaid expenses, deposits, other assets and deferred tax assets, net	36,281,000	22,484,000
Investments in unconsolidated entities	23,326,000	15,615,000
Inventory	18,649,000	18,929,000
Lease commissions, net of accumulated amortization of $5,460,000 and $4,911,000 as of June 30, 2022 and December 31, 2021, respectively	16,758,000	16,120,000
Deferred financing costs, net of accumulated amortization of $4,340,000 and $8,469,000 as of June 30, 2022 and December 31, 2021, respectively	5,466,000	3,781,000
Lease inducement, net of accumulated amortization of $2,018,000 and $1,842,000 as of June 30, 2022 and December 31, 2021, respectively (with a weighted average remaining life of 8.4 years and 8.9 years as of June 30, 2022 and December 31, 2021, respectively)	2,982,000	3,158,000
	$147,752,000	$121,148,000
Deferred financing costs included in other assets were related to the 2018 Credit Facility, 2019 Credit Facility, 2019 Trilogy Credit Facility and the senior unsecured revolving credit facility portion of the 2022 Credit Facility. See Note 9, Lines of Credit and Term Loans, for a further discussion. Amortization expense on lease inducement for both the three and six months ended June 30, 2022 and 2021 was $88,000 and $176,000, respectively, and is recorded as a decrease to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss.
8. Mortgage Loans Payable, Net
As of June 30, 2022 and December 31, 2021, mortgage loans payable were $1,152,998,000 ($1,134,059,000, net of discount/premium and deferred financing costs) and $1,116,216,000 ($1,095,594,000, net of discount/premium and deferred financing costs), respectively. As of June 30, 2022, we had 66 fixed-rate mortgage loans payable and 12 variable-rate mortgage loans payable with effective interest rates ranging from 2.21% to 5.25% per annum based on interest rates in effect as of June 30, 2022 and a weighted average effective interest rate of 3.35%. As of December 31, 2021, we had 66 fixed-rate mortgage loans payable and 12 variable-rate mortgage loans payable with effective interest rates ranging from 2.21% to 5.25% per annum based on interest rates in effect as of December 31, 2021 and a weighted average effective interest rate of 3.21%. We are required by the terms of certain loan documents to meet certain reporting requirements and covenants, such as net worth ratios, fixed charge coverage ratios and leverage ratios.
Mortgage loans payable, net consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Total fixed-rate debt	$826,465,000	$845,504,000
Total variable-rate debt	326,533,000	270,712,000
Total fixed- and variable-rate debt	1,152,998,000	1,116,216,000
Less: deferred financing costs, net	(8,525,000)	(8,680,000)
Add: premium	314,000	397,000
Less: discount	(10,728,000)	(12,339,000)
Mortgage loans payable, net	$1,134,059,000	$1,095,594,000

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The following table reflects the changes in the carrying amount of mortgage loans payable, net for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Beginning balance	$1,095,594,000	$810,478,000
Additions:
Borrowings under mortgage loans payable	155,882,000	213,176,000
Amortization of deferred financing costs	1,191,000	3,012,000
Amortization of discount/premium on mortgage loans payable, net	1,528,000	405,000
Deductions:
Scheduled principal payments on mortgage loans payable	(40,662,000)	(7,215,000)
Early payoff of mortgage loans payable	(78,437,000)	(101,734,000)
Deferred financing costs	(1,037,000)	(1,001,000)
Ending balance	$1,134,059,000	$917,121,000
For the three and six months ended June 30, 2022, we incurred an aggregate gain (loss) on the extinguishment of mortgage loans payable of $181,000 and $(1,249,000), respectively, which is recorded as a decrease (increase), respectively, to interest expense in our accompanying condensed consolidated statements of operations and comprehensive loss. Such aggregate net loss on debt extinguishment was primarily related to the write-off of unamortized loan discount related to eight mortgage loans payable that we refinanced on January 1, 2022 that were due to mature in 2044 through 2052.
For the three and six months ended June 30, 2021, we incurred an aggregate loss on the extinguishment of mortgage loans payable of $5,000 and $2,293,000, respectively, which is recorded as an increase to interest expense in our accompanying condensed consolidated statements of operations and comprehensive loss. Such loss was primarily related to the write-off of unamortized deferred financing costs of 10 mortgage loans payable that we refinanced on January 29, 2021 that were due to mature in 2053.
As of June 30, 2022, the principal payments due on our mortgage loans payable for the six months ending December 31, 2022 and for each of the next four years ending December 31 and thereafter were as follows:

Year	Amount
2022	$25,728,000
2023	182,678,000
2024	229,721,000
2025	29,463,000
2026	155,297,000
Thereafter	530,111,000
$1,152,998,000
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
The 2018 Credit Facility was due to mature on November 19, 2021; however, pursuant to the terms of the 2018 Credit Agreement, at such time we extended the maturity date for an additional 12 months and paid an extension fee of $795,000. As of December 31, 2021, borrowings outstanding totaled $441,900,000 and the weighted average interest rate on such borrowings outstanding was 2.27% per annum. On January 19, 2022, we terminated the 2018 Credit Agreement and entered into the 2022 Credit Agreement, as defined and discussed below.
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
As of June 30, 2022, our aggregate borrowing capacity under the 2022 Credit Facility was $1,050,000,000, excluding the $25,000,000 in standby letters of credit described above. As of June 30, 2022, borrowings outstanding under the 2022 Credit Facility totaled $962,900,000 ($961,957,000, net of deferred financing costs related to the senior unsecured term loan facility portion of the 2022 Credit Facility) and the weighted average interest rate on such borrowings outstanding was 3.22% per annum.
In January 2022, in connection with the 2022 Credit Agreement, we incurred an aggregate $3,161,000 loss on the extinguishment of a portion of senior unsecured term loans which formed part of the 2018 Credit Facility and the 2019 Credit Facility. Such loss on extinguishment of debt is recorded as an increase to interest expense in our accompanying condensed consolidated statements of operations and comprehensive loss, and primarily consisted of lender fees we paid to obtain the 2022 Credit Facility.
2019 Trilogy Credit Facility
On October 1, 2021, upon consummation of the Merger, through Trilogy RER, LLC, we became subject to an amended and restated loan agreement, or the 2019 Trilogy Credit Agreement, among certain subsidiaries of Trilogy OpCo, LLC, Trilogy RER, LLC, and Trilogy Pro Services, LLC; KeyBank; CIT Bank, N.A.; Regions Bank; KeyBanc Capital Markets, Inc.; Regions Capital Markets; Bank of America; The Huntington National Bank; and a syndicate of other banks, as lenders named therein, with respect to a senior secured revolving credit facility with an aggregate maximum principal amount of $360,000,000, consisting of: (i) a $325,000,000 secured revolver supported by real estate assets and ancillary business cash flow and (ii) a $35,000,000 accounts receivable revolving credit facility supported by eligible accounts receivable, or the 2019 Trilogy Credit Facility. The proceeds of the 2019 Trilogy Credit Facility may be used for acquisitions, debt repayment and general corporate purposes. The maximum principal amount of the 2019 Trilogy Credit Facility may be increased by up to $140,000,000, for a total principal amount of $500,000,000, subject to certain conditions. The 2019 Trilogy Credit Facility matures on September 5, 2023 and may be extended for one 12-month period during the term of the 2019 Trilogy Credit Agreement, subject to the satisfaction of certain conditions, including payment of an extension fee.
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
As of both June 30, 2022 and December 31, 2021, our aggregate borrowing capacity under the 2019 Trilogy Credit Facility was $360,000,000. As of both June 30, 2022 and December 31, 2021, borrowings outstanding under the 2019 Trilogy Credit Facility totaled $304,734,000, and the weighted average interest rate on such borrowings outstanding was 4.39% and 2.85% per annum, respectively.
10. Derivative Financial Instruments
We have used derivative financial instruments to manage interest rate risk associated with variable-rate debt. We recorded such derivative financial instruments in our accompanying condensed consolidated balance sheets as either an asset or a liability measured at fair value. We did not have any derivative financial instruments as of June 30, 2022. The following table lists the derivative financial instruments held by us as of December 31, 2021, which were included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets:

Instrument	Notional Amount	Index	Interest Rate	Maturity Date	Fair Value December 31, 2021
Swap	$250,000,000	one month LIBOR	2.10%	01/25/22	$332,000
Swap	$130,000,000	one month LIBOR	1.98%	01/25/22	162,000
Swap	$100,000,000	one month LIBOR	0.20%	01/25/22	6,000
					$500,000

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of December 31, 2021, none of our derivative financial instruments were designated as hedges. Derivative financial instruments not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements. On January 25, 2022, our interest rate swap contracts matured. For the three months ended June 30, 2022 and 2021, we recorded $0 and $1,775,000, respectively, and for the six months ended June 30, 2022 and 2021, we recorded $500,000 and $3,596,000, respectively, as a decrease to interest expense in our accompanying condensed consolidated statements of operations and comprehensive loss related to the change in the fair value of our derivative financial instruments.
See Note 16, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments.
11. Identified Intangible Liabilities, Net
As of June 30, 2022 and December 31, 2021, identified intangible liabilities, net consisted of below-market leases of $11,663,000 and $12,715,000, respectively, net of accumulated amortization of $1,699,000 and $1,047,000, respectively. Amortization expense on below-market leases for the three months ended June 30, 2022 and 2021 was $414,000 and $45,000, respectively, and for the six months ended June 30, 2022 and 2021 was $1,023,000 and $92,000, respectively, which is recorded as an increase to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss.
The weighted average remaining life of below-market leases was 8.8 years and 9.1 years as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, estimated amortization expense on below-market leases for the six months ending December 31, 2022 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2022	$825,000
2023	1,596,000
2024	1,475,000
2025	1,347,000
2026	1,198,000
Thereafter	5,222,000
$11,663,000
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
13. Redeemable Noncontrolling Interests
As a result of the Merger and the AHI Acquisition, as of June 30, 2022 and December 31, 2021, we, through our direct and indirect subsidiaries, own an approximately 95.0% and 94.9% general partnership interest, respectively, in our operating

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
partnership and the remaining approximate 5.0% and 5.1% limited partnership interest, respectively, in our operating partnership is owned by the NewCo Sellers. Some of the limited partnership units outstanding, which account for approximately 1.0% of our total operating partnership units outstanding, have redemption features outside of our control and are accounted for as redeemable noncontrolling interests presented outside of permanent equity in our accompanying condensed consolidated balance sheets.
As of both June 30, 2022 and December 31, 2021, we, through Trilogy REIT Holdings LLC, or Trilogy REIT Holdings, in which we indirectly hold a 76.0% ownership interest, owned 95.9% of the outstanding equity interests of Trilogy. As of both June 30, 2022 and December 31, 2021, certain members of Trilogy’s management and certain members of an advisory committee to Trilogy’s board of directors owned approximately 4.1% of the outstanding equity interests of Trilogy. The noncontrolling interests held by such members have redemption features outside of our control and are accounted for as redeemable noncontrolling interests in our accompanying condensed consolidated balance sheets.
As a result of the Merger and through our operating partnership, as of June 30, 2022 and December 31, 2021, we own approximately 98.0% of the joint ventures with an affiliate of Meridian Senior Living, LLC, or Meridian, that own Central Florida Senior Housing Portfolio, Pinnacle Beaumont ALF and Pinnacle Warrenton ALF. Also as a result of the Merger, as of June 30, 2022 and December 31, 2021, we also own approximately 90.0% of the joint venture with Avalon Health Care, Inc., or Avalon, that owns Catalina West Haven ALF and Catalina Madera ALF. The noncontrolling interests held by Meridian and Avalon have redemption features outside of our control and are accounted for as redeemable noncontrolling interests in our accompanying condensed consolidated balance sheets. Both of our joint ventures with an affiliate of Meridian and with Avalon described above were acquired on October 1, 2021, upon consummation of the Merger.
We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Beginning balance	$72,725,000	$40,340,000
Additional redeemable noncontrolling interest	173,000	—
Reclassification from equity	42,000	—
Distributions	(1,405,000)	(551,000)
Adjustment to redemption value	3,833,000	899,000
Net loss attributable to redeemable noncontrolling interests	(31,000)	(514,000)
Ending balance	$75,337,000	$40,174,000
14. Equity
Preferred Stock
Pursuant to our charter, we are authorized to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of both June 30, 2022 and December 31, 2021, no shares of preferred stock were issued and outstanding.
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
As a result of the Merger, we deregistered the 2019 GAHR III DRIP Offering on October 4, 2021. Further, on October 4, 2021, our board reinstated distributions and authorized the reinstatement of the AHR DRIP Offering. We continue to offer up to $100,000,000 of shares of our common stock to be issued pursuant to the AHR DRIP under the AHR DRIP Offering. As a result, beginning with the October 2021 distribution, which was paid in November 2021, stockholders who previously enrolled as participants in the AHR DRIP received or will receive distributions in shares of our common stock pursuant to the terms of the AHR DRIP, instead of cash distributions. As of June 30, 2022, a total of $77,083,000 in distributions were reinvested that resulted in 8,180,513 shares of common stock being issued pursuant to the AHR DRIP Offering.
Since October 5, 2016, our board had approved and established an estimated per share net asset value, or NAV, annually. Commencing with the distribution payment to stockholders paid in the month following such board approval, shares of our common stock issued pursuant to our distribution reinvestment plan are issued at the current estimated per share NAV until such time as our board determined an updated estimated per share NAV.
The following is a summary of the historical estimated per share NAV for GAHR III and the Combined Company, as applicable:

Approval Date by our Board	Estimated Per Share NAV (Unaudited)
10/03/19	$9.40
03/18/21	$8.55
03/24/22	$9.29
For the three and six months ended June 30, 2022, $11,143,000 and $22,447,000, respectively, in distributions were reinvested and 1,199,427 and 2,425,500 shares of our common stock, respectively, were issued pursuant to our DRIP Offerings. For both the three and six months ended June 30, 2021, there were no distributions reinvested pursuant to our DRIP Offerings.

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
During the three and six months ended June 30, 2022, we repurchased 699,460 and 1,147,835 shares of our common stock, respectively, for an aggregate of $6,449,000 and $10,583,000, respectively, at a repurchase price of $9.22 per share. During the three and six months ended June 30, 2021, we did not repurchase any shares of common stock. In July 2022, we repurchased 608,138 shares of our common stock, for an aggregate of $5,650,000, at a repurchase price of $9.29 per share. All shares were repurchased using the cumulative proceeds we received from the sale of shares of our common stock pursuant to our DRIP Offerings.
Noncontrolling Interests in Total Equity
As of both June 30, 2022 and December 31, 2021, Trilogy REIT Holdings owned approximately 95.9% of Trilogy. Prior to October 1, 2021, we were the indirect owner of a 70.0% interest in Trilogy REIT Holdings pursuant to an amended joint venture agreement with an indirect, wholly owned subsidiary of NorthStar Healthcare Income, Inc., or NHI, and a wholly owned subsidiary of GAHR IV Operating Partnership. We serve as the managing member of Trilogy REIT Holdings. As part of the Merger on October 1, 2021, the wholly owned subsidiary of GAHR IV Operating Partnership sold its 6.0% interest in Trilogy REIT Holdings to GAHR III, thereby increasing our indirect ownership in Trilogy REIT Holdings to 76.0%. Through September 30, 2021, 30.0% of the net earnings of Trilogy REIT Holdings were allocated to noncontrolling interests, and since October 1, 2021, 24.0% of the net earnings of Trilogy REIT Holdings were allocated to a noncontrolling interest.
In connection with our acquisition and operation of Trilogy, profit interest units in Trilogy, or the Profit Interests, were issued to Trilogy Management Services, LLC and an independent director of Trilogy, both unaffiliated third parties that manage or direct the day-to-day operations of Trilogy. The Profit Interests consisted of time-based or performance-based commitments. The time-based Profit Interests were measured at their grant date fair value and vest in increments of 20.0% on each anniversary of the respective grant date over a five year period. We amortized the time-based Profit Interests on a straight-line basis over the vesting periods, which are recorded to general and administrative in our accompanying condensed consolidated statements of operations and comprehensive loss. The performance-based Profit Interests were subject to a performance commitment and would have vested upon liquidity events as defined in the Profit Interests agreements. The performance-based Profit Interests were measured at their fair value on the adoption date of ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, using a modified retrospective approach. The nonvested awards were presented as noncontrolling interests in total equity in our accompanying condensed consolidated balance sheets, and were re-classified to redeemable noncontrolling interests upon vesting as they had redemption features outside of our control similar to the common stock units held by Trilogy’s management. See Note 13, Redeemable Noncontrolling Interests, for a further discussion.
In December 2021, we redeemed a part of the time-based Profit Interests, and all of the performance-based Profit Interests that were included in noncontrolling interests in total equity. We redeemed such Profit Interests in cash and through the issuance of additional equity interests in Trilogy that are classified as redeemable noncontrolling interests in our accompanying condensed consolidated balance sheets. There were no canceled, expired or exercised Profit Interests during the three and six months ended June 30, 2022 and 2021. For the three months ended June 30, 2022 and 2021, we recognized stock compensation expense related to the Profit Interests of $21,000 and $0, respectively, and for the six months ended June 30, 2022 and 2021, we recognized stock compensation expense related to the Profit Interests of $42,000 and $(14,000), respectively.

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
As of both June 30, 2022 and December 31, 2021, we owned an 86.0% interest in a consolidated limited liability company that owns Lakeview IN Medical Plaza. As such, 14.0% of the net earnings of Lakeview IN Medical Plaza were allocated to noncontrolling interests for the three and six months ended June 30, 2022 and 2021.
As of both June 30, 2022 and December 31, 2021, we owned a 90.6% membership interest in a consolidated limited liability company that owns Southlake TX Hospital. As such, 9.4% of the net earnings of Southlake TX Hospital were allocated to noncontrolling interests for the three and six months ended June 30, 2022 and 2021.
On October 1, 2021, upon consummation of the Merger, through our operating partnership, we acquired an approximate 90.0% interest in a joint venture that owns the Louisiana Senior Housing Portfolio. As such, 10.0% of the net earnings of the joint venture were allocated to noncontrolling interests in our accompanying condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2022.
As discussed in Note 1, Organization and Description of Business, as a result of the Merger and the AHI Acquisition, as of June 30, 2022 and December 31, 2021, we, through our direct and indirect subsidiaries, own an approximately 95.0% and 94.9% general partnership interest, respectively, in our operating partnership and the remaining approximately 5.0% and 5.1% limited partnership interest, respectively, in our operating partnership is owned by the NewCo Sellers. As of June 30, 2022 and December 31, 2021, approximately 4.0% and 4.1% of our total operating partnership units outstanding, respectively, is presented in total equity in our accompanying condensed consolidated balance sheets. See Note 13, Redeemable Noncontrolling Interests, for a further discussion.
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
Through June 30, 2022, we granted an aggregate of 1,137,355 shares of our restricted common stock under our incentive plan. Such amount includes: (i) 215,214 shares of our restricted Class T common stock, at a weighted average grant date fair value of $9.53 per share, to our independent directors; (ii) 477,901 time-based shares of our restricted Class T common stock, at a grant date fair value of $9.22 per share, to certain executive officers and key employees; (iii) 319,149 shares of our restricted Class T common stock, at a grant date fair value of $9.22 per share, to certain of our key employees; and (iv) 125,091 shares of our restricted Class I common stock issued upon the conversion of restricted common stock that GAHR III granted prior to the Merger. Also, through June 30, 2022, we granted 113,205 performance-based restricted stock units pursuant to our incentive plan to certain executive officers representing the right to receive shares of our Class T common stock upon vesting, at a grant date fair value of $9.29 per unit, net of 46,096 performance-based restricted stock units that were forfeited during the six months ended June 30, 2022. Further, for the six months ended June 30, 2022, we granted 76,800 time-based restricted stock units under our incentive plan, at a grant date fair value of $9.29 per share, to certain employees representing the right to receive shares of our Class T common stock upon vesting.
For the three months ended June 30, 2022 and 2021, we recognized stock based compensation expense related to awards granted pursuant to our incentive plan of $980,000 and $26,000, respectively. For the six months ended June 30, 2022 and 2021, we recognized stock based compensation expense related to awards granted pursuant to our incentive plan of $1,791,000 and $53,000, respectively. Such stock based compensation expense was included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive loss.

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
Fees and expenses incurred to our former advisor or its affiliates for the three and six months ended June 30, 2021 were as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Asset management fees(1)	$5,401,000	$10,763,000
Property management fees(2)	681,000	1,335,000
Development fees(3)	357,000	640,000
Lease fees(4)	120,000	385,000
Construction management fees(5)	68,000	80,000
Operating expenses(6)	53,000	116,000
Acquisition fees(7)	10,000	1,344,000
	$6,690,000	$14,663,000
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
(3)Development fees were capitalized as part of the associated investments in our accompanying condensed consolidated balance sheets.
(4)Lease fees were capitalized as costs of entering into new leases and included in other assets, net in our accompanying condensed consolidated balance sheets.
(5)Construction management fees were capitalized as part of the associated asset and included in real estate investments, net in our accompanying condensed consolidated balance sheets.
(6)We reimbursed our former advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations. For the 12 months ended June 30, 2021, our operating expenses did not exceed such limitations. Operating expenses were generally included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive loss.
(7)Acquisition fees in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments were capitalized as part of the associated investments in our accompanying condensed consolidated balance sheets.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Accounts Payable Due to Affiliates
We did not have any amounts outstanding to our affiliates as of June 30, 2022. The following amounts were outstanding to our affiliates as of December 31, 2021:

Fee	December 31, 2021
Lease commissions	$245,000
Development fees	229,000
Construction management fees	152,000
Operating expenses	100,000
Asset and property management fees	83,000
Acquisition fees	57,000
$866,000
16. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2022, aggregated by the level in the fair value hierarchy within which those measurements fall:

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
There were no transfers into and out of fair value measurement levels during the six months ended June 30, 2022 and 2021.
Warrants
As of June 30, 2022 and December 31, 2021, we have recorded $733,000 and $786,000, respectively, related to warrants in Trilogy common units held by certain members of Trilogy’s management, which is included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets. Once exercised, these warrants have redemption features similar to the common units held by members of Trilogy’s management. See Note 13, Redeemable Noncontrolling Interests, for a further discussion. As of June 30, 2022 and December 31, 2021, the carrying value is a reasonable estimate of fair value.

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
Although we determined that the majority of the inputs used to value our derivative financial instruments fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of December 31, 2021, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy. As of June 30, 2022, we did not have any derivative financial instruments.
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
The fair value of our debt security investment is estimated using a discounted cash flow analysis using interest rates available to us for investments with similar terms and maturities. The fair values of our mortgage loans payable and our lines of credit and term loans are estimated using discounted cash flow analyses using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that the valuations of our debt security investment, mortgage loans payable and lines of credit and term loans are classified in Level 2 within the fair value hierarchy. The carrying amounts and estimated fair values of such financial instruments as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022		December 31, 2021
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Financial Assets:
Debt security investment	$81,167,000	$93,470,000	$79,315,000	$93,920,000
Financial Liabilities:
Mortgage loans payable	$1,134,059,000	$1,020,652,000	$1,095,594,000	$1,075,729,000
Lines of credit and term loans	$1,261,225,000	$1,270,330,000	$1,222,853,000	$1,226,636,000
___________
(1)Carrying amount is net of any discount/premium and unamortized deferred financing costs.
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
We recognize the financial statement effects of an uncertain tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of both June 30, 2022 and December 31, 2021, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of June 30, 2022 and December 31, 2021, our valuation allowance fully reserves the net deferred tax assets due to historical losses and inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.
18. Leases
Lessor
We have operating leases with tenants that expire at various dates through 2050. For the three months ended June 30, 2022 and 2021, we recognized $50,060,000 and $29,271,000, respectively, of revenues related to operating lease payments, of which $9,663,000 and $5,304,000, respectively, was for variable lease payments. For the six months ended June 30, 2022 and 2021, we recognized $100,790,000 and $57,938,000, respectively, of revenues related to operating lease payments, of which $20,076,000 and $9,654,000, respectively, was for variable lease payments. As of June 30, 2022, the following table sets forth the undiscounted cash flows for future minimum base rents due under operating leases for the six months ending December 31, 2022 and for each of the next four years ending December 31 and thereafter for properties that we wholly own:

Year	Amount
2022	$77,361,000
2023	150,031,000
2024	139,441,000
2025	125,062,000
2026	114,401,000
Thereafter	624,329,000
Total	$1,230,625,000
Lessee
We lease certain land, buildings, furniture, fixtures, campus equipment, office equipment and automobiles. We have lease agreements with lease and non-lease components, which are generally accounted for separately. Most leases include one or more options to renew, with renewal terms that generally can extend at various dates through 2107, excluding extension options. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. As of June 30, 2022, we had future lease payments of $27,229,000 for an operating lease that had not yet commenced. Such operating lease will commence in fiscal year 2022 with a lease term of 15 years.

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
The components of lease costs were as follows:

		Three Months Ended June 30,
Lease Cost	Classification	2022	2021
Operating lease cost(1)	Property operating expenses, rental expenses or general and administrative expenses	$5,408,000	$5,498,000
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	316,000	381,000
Interest on lease liabilities	Interest expense	66,000	74,000
Sublease income	Resident fees and services revenue or other income	(234,000)	(6,000)
Total lease cost		$5,556,000	$5,947,000

		Six Months Ended June 30,
Lease Cost	Classification	2022	2021
Operating lease cost(1)	Property operating expenses, rental expenses or general and administrative expenses	$11,764,000	$11,835,000
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	629,000	793,000
Interest on lease liabilities	Interest expense	140,000	192,000
Sublease income	Resident fees and services revenue or other income	(382,000)	(6,000)
Total lease cost		$12,151,000	$12,814,000
___________
(1)Includes short-term leases and variable lease costs, which are immaterial.
Additional information related to our leases for the periods presented below was as follows:

Lease Term and Discount Rate	June 30, 2022	December 31, 2021
Weighted average remaining lease term (in years):
Operating leases	19.9	16.9
Finance leases	2.9	3.6
Weighted average discount rate:
Operating leases	5.53%	5.52%
Finance leases	7.59%	7.68%

	Six Months Ended June 30,
Supplemental Disclosure of Cash Flows Information	2022	2021
Operating cash outflows related to finance leases	$140,000	$192,000
Financing cash outflows related to finance leases	$26,000	$117,000
Leased assets obtained in exchange for finance lease liabilities	$56,000	$136,000
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$105,000

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Operating Leases
As of June 30, 2022, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the six months ending December 31, 2022 and for each of the next four years ending December 31 and thereafter, as well as the reconciliation of those cash flows to operating lease liabilities on our accompanying condensed consolidated balance sheet:

Year	Amount
2022	$7,116,000
2023	14,022,000
2024	12,836,000
2025	11,627,000
2026	11,045,000
Thereafter	144,289,000
Total undiscounted operating lease payments	200,935,000
Less: interest	96,742,000
Present value of operating lease liabilities	$104,193,000
Finance Leases
As of June 30, 2022, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the six months ending December 31, 2022 and for each of the next four years ending December 31 and thereafter, as well as a reconciliation of those cash flows to finance lease liabilities:

Year	Amount
2022	$34,000
2023	61,000
2024	75,000
2025	31,000
2026	—
Thereafter	—
Total undiscounted finance lease payments	201,000
Less: interest	23,000
Present value of finance lease liabilities	$178,000
19. Segment Reporting
As of June 30, 2022, we evaluated our business and made resource allocations based on six reportable business segments: integrated senior health campuses, medical office buildings, skilled nursing facilities, SHOP, senior housing — leased and hospitals. Our medical office buildings are typically leased to multiple tenants under separate leases, thus requiring active management and responsibility for many of the associated operating expenses (much of which are, or can effectively be, passed through to the tenants). Our integrated senior health campuses include a range of assisted living, memory care, independent living, skilled nursing services and certain ancillary businesses that are owned and operated utilizing a RIDEA structure. Our skilled nursing and senior housing facilities are single-tenant properties for which we lease the facilities to unaffiliated tenants under triple-net and generally master leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. In addition, our senior housing —leased segment includes our debt security investment. Our hospital investments are similarly structured to our leased skilled nursing and senior housing facilities. Our SHOP segment includes senior housing facilities that are owned and operated utilizing a RIDEA structure.
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
On October 1, 2021, as part of the Merger, we acquired 92 buildings, or approximately 4,799,000 square feet of GLA, which expanded our portfolio of real estate properties and SHOP within the segments as outlined above.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Summary information for the reportable segments during the three and six months ended June 30, 2022 and 2021 was as follows:

	Integrated Senior Health Campuses	SHOP	Medical Office Buildings	Senior Housing — Leased	Skilled Nursing Facilities	Hospitals	Three Months Ended June 30, 2022
Revenues and grant income:
Resident fees and services	$287,582,000	$38,643,000	$—	$—	$—	$—	$326,225,000
Real estate revenue	—	—	36,833,000	5,262,000	6,599,000	2,411,000	51,105,000
Grant income	10,969,000	—	—	—	—	—	10,969,000
Total revenues and grant income	298,551,000	38,643,000	36,833,000	5,262,000	6,599,000	2,411,000	388,299,000
Expenses:
Property operating expenses	258,934,000	37,125,000	—	—	—	—	296,059,000
Rental expenses	—	—	13,791,000	212,000	521,000	139,000	14,663,000
Segment net operating income	$39,617,000	$1,518,000	$23,042,000	$5,050,000	$6,078,000	$2,272,000	$77,577,000
Expenses:
General and administrative							$10,928,000
Business acquisition expenses							1,757,000
Depreciation and amortization							39,971,000
Other income (expense):
Interest expense (including amortization of deferred financing costs, debt discount/premium and gain on debt extinguishments)							(20,345,000)
Loss on dispositions of real estate investments							(73,000)
Impairment of real estate investments							(17,340,000)
Income from unconsolidated entities							638,000
Foreign currency loss							(3,607,000)
Other income							469,000
Total net other expense							(40,258,000)
Loss before income taxes							(15,337,000)
Income tax expense							(205,000)
Net loss							$(15,542,000)

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Integrated Senior Health Campuses	SHOP	Medical Office Buildings	Senior Housing — Leased	Skilled Nursing Facilities	Hospitals	Three Months Ended June 30, 2021
Revenues and grant income:
Resident fees and services	$255,815,000	$20,537,000	$—	$—	$—	$—	$276,352,000
Real estate revenue	—	—	20,635,000	3,606,000	3,661,000	2,740,000	30,642,000
Grant income	898,000	201,000	—	—	—	—	1,099,000
Total revenues and grant income	256,713,000	20,738,000	20,635,000	3,606,000	3,661,000	2,740,000	308,093,000
Expenses:
Property operating expenses	232,991,000	17,435,000	—	—	—	—	250,426,000
Rental expenses	—	—	7,588,000	30,000	375,000	126,000	8,119,000
Segment net operating income	$23,722,000	$3,303,000	$13,047,000	$3,576,000	$3,286,000	$2,614,000	$49,548,000
Expenses:
General and administrative							$7,343,000
Business acquisition expenses							2,750,000
Depreciation and amortization							26,357,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishment)							(18,490,000)
Gain in fair value of derivative financial instruments							1,775,000
Loss on disposition of real estate investment							(42,000)
Impairment of real estate investment							(3,335,000)
Loss from unconsolidated entities							(901,000)
Foreign currency gain							238,000
Other income							191,000
Total net other expense							(20,564,000)
Loss before income taxes							(7,466,000)
Income tax expense							(495,000)
Net loss							$(7,961,000)

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Integrated Senior Health Campuses	SHOP	Medical Office Buildings	Senior Housing — Leased	Skilled Nursing Facilities	Hospitals	Six Months Ended June 30, 2022
Revenues and grant income:
Resident fees and services	$568,594,000	$76,605,000	$—	$—	$—	$—	$645,199,000
Real estate revenue	—	—	74,670,000	10,560,000	12,992,000	4,826,000	103,048,000
Grant income	16,065,000	118,000	—	—	—	—	16,183,000
Total revenues and grant income	584,659,000	76,723,000	74,670,000	10,560,000	12,992,000	4,826,000	764,430,000
Expenses:
Property operating expenses	512,084,000	71,135,000	—	—	—	—	583,219,000
Rental expenses	—	—	28,104,000	391,000	1,207,000	248,000	29,950,000
Segment net operating income	$72,575,000	$5,588,000	$46,566,000	$10,169,000	$11,785,000	$4,578,000	$151,261,000
Expenses:
General and administrative							$22,047,000
Business acquisition expenses							1,930,000
Depreciation and amortization							82,282,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishments)							(43,670,000)
Gain in fair value of derivative financial instruments							500,000
Gain on dispositions of real estate investments							683,000
Impairment of real estate investments							(17,340,000)
Income from unconsolidated entities							2,024,000
Foreign currency loss							(4,994,000)
Other income							1,729,000
Total net other expense							(61,068,000)
Loss before income taxes							(16,066,000)
Income tax expense							(373,000)
Net loss							$(16,439,000)

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Integrated Senior Health Campuses	SHOP	Medical Office Buildings	Senior Housing — Leased	Skilled Nursing Facilities	Hospitals	Six Months Ended June 30, 2021
Revenues and grant income:
Resident fees and services	$489,041,000	$40,337,000	$—	$—	$—	$—	$529,378,000
Real estate revenue	—	—	40,658,000	7,176,000	7,328,000	5,503,000	60,665,000
Grant income	9,127,000	201,000	—	—	—	—	9,328,000
Total revenues and grant income	498,168,000	40,538,000	40,658,000	7,176,000	7,328,000	5,503,000	599,371,000
Expenses:
Property operating expenses	461,630,000	33,938,000	—	—	—	—	495,568,000
Rental expenses	—	—	15,125,000	45,000	744,000	260,000	16,174,000
Segment net operating income	$36,538,000	$6,600,000	$25,533,000	$7,131,000	$6,584,000	$5,243,000	$87,629,000
Expenses:
General and administrative							$14,600,000
Business acquisition expenses							3,998,000
Depreciation and amortization							52,080,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishment)							(38,855,000)
Gain in fair value of derivative financial instruments							3,596,000
Loss on dispositions of real estate investment							(377,000)
Impairment of real estate investments							(3,335,000)
Loss from unconsolidated entities							(2,672,000)
Foreign currency gain							653,000
Other income							463,000
Total net other expense							(40,527,000)
Loss before income taxes							(23,576,000)
Income tax expense							(658,000)
Net loss							$(24,234,000)
Total assets by reportable segment as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
Integrated senior health campuses	$1,911,026,000	$1,896,608,000
Medical office buildings	1,385,279,000	1,412,247,000
SHOP	599,528,000	625,164,000
Skilled nursing facilities	250,019,000	252,869,000
Senior housing — leased	249,499,000	255,555,000
Hospitals	107,488,000	109,834,000
Other	21,061,000	28,062,000
Total assets	$4,523,900,000	$4,580,339,000

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
In connection with the AHI Acquisition, we recorded goodwill of $134,589,000, which was allocated across our reporting segments. As discussed in Note 4, Business Combinations, in connection with the acquisitions we completed during the six months ended June 30, 2022 that were accounted for as business combinations, we recorded an aggregate goodwill of $2,816,000, which was allocated to our integrated senior health campuses segment. As of June 30, 2022, goodwill of $122,672,000, $47,812,000, $23,277,000, $8,640,000, $5,924,000 and $4,389,000 was allocated to our integrated senior health campuses, medical office buildings, SHOP, skilled nursing facilities, senior housing — leased and hospitals segments, respectively. As of December 31, 2021, goodwill of $119,856,000, $47,812,000, $23,277,000, $8,640,000, $5,924,000 and $4,389,000 was allocated to our integrated senior health campuses, medical office buildings, SHOP, skilled nursing facilities, senior housing — leased and hospitals segments, respectively.
Our portfolio of properties and other investments are located in the United States, the UK and Isle of Man. Revenues and grant income and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for our operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues and grant income:
United States	$387,120,000	$306,786,000	$761,999,000	$596,772,000
International	1,179,000	1,307,000	2,431,000	2,599,000
	$388,299,000	$308,093,000	$764,430,000	$599,371,000
The following is a summary of real estate investments, net by geographic regions as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Real estate investments, net:
United States	$3,448,793,000	$3,466,019,000
International	43,052,000	48,667,000
	$3,491,845,000	$3,514,686,000
20. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily our debt security investment, cash and cash equivalents, restricted cash and accounts and other receivables. We are exposed to credit risk with respect to our debt security investment, but we believe collection of the outstanding amount is probable. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of June 30, 2022, properties in one state in the United States accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized NOI. Properties located in Indiana accounted for 32.8% of our total property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
Based on leases in effect as of June 30, 2022, our six reportable business segments, integrated senior health campuses, medical office buildings, skilled nursing facilities, SHOP, senior housing — leased and hospitals accounted for 41.6%, 38.3%, 8.0%, 5.0%, 4.0% and 3.1%, respectively, of our total property portfolio’s annualized base rent or annualized NOI. As of June 30, 2022, none of our tenants at our properties accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized NOI, which is based on contractual base rent from leases in effect for our non-RIDEA properties and annualized NOI for our SHOP and integrated senior health campuses operations as of June 30, 2022.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
21. Per Share Data
Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $1,498,000 and $1,000, respectively, for the three months ended June 30, 2022 and 2021, and $2,988,000 and $1,000, respectively, for the six months ended June 30, 2022 and 2021. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Time-based restricted stock units, nonvested shares of our restricted common stock and limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock.
As of June 30, 2022 and 2021, there were 886,959 and 27,000 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings (loss) per share because such shares were anti-dilutive during these periods. As of June 30, 2022 and 2021, there were 14,007,903 and 222 limited partnership units, respectively, of our operating partnership outstanding, but such units were also excluded from the computation of diluted earnings (loss) per share because such units were anti-dilutive during these periods. As of June 30, 2022, there were 76,800 nonvested time-based restricted stock units outstanding, which were granted on April 1, 2022, but such units were excluded from the computation of diluted earnings (loss) per share because such restricted stock units were anti-dilutive during the period.
As of June 30, 2022, there were 113,205 nonvested performance-based restricted stock units outstanding, which were awarded in October 2021, with a grant date in April 2022, and treated as contingently issuable shares pursuant to ASC Topic 718, Compensation — Stock Compensation. Such contingently issuable shares were excluded from the computation of diluted earnings (loss) per share because they were anti-dilutive during the period.

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
The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to promote understanding of our results of operations and financial condition. The following discussion is provided as a supplement to, and should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2021 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or SEC, on March 25, 2022. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of June 30, 2022 and December 31, 2021, together with our results of operations and cash flows for the three and six months ended June 30, 2022 and 2021.
In connection with the Merger (as discussed and defined below), GAHR IV was the legal acquiror of GAHR III, whereas GAHR III was the accounting acquiror of GAHR IV in accordance with accounting principles generally accepted in the United States of America, or GAAP, and as discussed in Note 1, Organization and Description of Business, to our accompanying condensed consolidated financial statements. Thus, the financial information set forth herein subsequent to the Merger reflects results of the Combined Company (as defined below), and the financial information set forth herein prior to the Merger reflects GAHR III’s results. For this reason, period to period comparisons may not be meaningful.
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
AHI Acquisition
Also on October 1, 2021, immediately prior to the consummation of the Merger, GAHR III acquired a newly formed entity, American Healthcare Opps Holdings, LLC, or NewCo, which we refer to as the AHI Acquisition, pursuant to a contribution and exchange agreement dated June 23, 2021, or the Contribution Agreement, between GAHR III; our operating partnership; American Healthcare Investors, LLC, or AHI; Griffin Capital Company, LLC, or Griffin Capital; Platform Healthcare Investor T-II, LLC; Flaherty Trust; and Jeffrey T. Hanson, our former Chief Executive Officer and current Chairman of the Board of Directors, Danny Prosky, our former Chief Operating Officer and current Chief Executive Officer and President, and Mathieu B. Streiff, our former Executive Vice President, General Counsel and Chief Operating Officer, and current Executive Vice President, or collectively, the AHI Principals. NewCo owned substantially all of the business and operations of AHI, as well as all of the equity interests in (i) Griffin-American Healthcare REIT IV Advisor, LLC, or GAHR IV Advisor, a subsidiary of AHI that served as the external advisor of GAHR IV, and (ii) Griffin-American Healthcare REIT III Advisor, LLC, or GAHR III Advisor, also referred to as our former advisor, a subsidiary of AHI that served as the external advisor of GAHR III. See “Operating Partnership and Former Advisor” below for a further discussion.
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
The AHI Acquisition was treated as a business combination for accounting purposes, with GAHR III as both the legal and accounting acquiror of NewCo. While GAHR IV was the legal acquiror of GAHR III in the REIT Merger, GAHR III was determined to be the accounting acquiror in the REIT Merger in accordance with Financial Accounting Standards Board Accounting Standards Codification, Topic 805, Business Combinations, after considering the relative share ownership and the composition of the governing body of the Combined Company. Thus, the financial information set forth herein subsequent to the consummation of the Merger and the AHI Acquisition reflects results of the Combined Company, and the financial information set forth herein prior to the Merger and the AHI Acquisition reflects GAHR III’s results. For this reason, period to period comparisons may not be meaningful.
Operating Partnership and Former Advisor
We conduct substantially all of our operations through our operating partnership. Through September 30, 2021, we were externally advised by our former advisor pursuant to an advisory agreement, as amended, or the Advisory Agreement, between us and our former advisor. Our former advisor used its best efforts, subject to the oversight and review of our board of directors, or our board, to, among other things, provide asset management, property management, acquisition, disposition and other advisory services on our behalf consistent with our investment policies and objectives. Following the Merger and the AHI Acquisition, we became self-managed and are no longer externally advised. As a result, any fees that would have otherwise been payable to our former advisor are no longer being paid. Also, on October 1, 2021 and in connection with the AHI Acquisition, we redeemed all 22,222 shares of our common stock owned by our former advisor and the 20,833 shares of our Class T common stock owned by GAHR IV Advisor in GAHR IV.
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
On October 4, 2021, our board authorized the reinstatement of the DRIP, as amended, or the AHR DRIP. We continue to offer up to $100,000,000 of shares of our common stock to be issued pursuant to the AHR DRIP under an existing Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, previously filed by GAHR IV. As of June 30, 2022, a total of $77,083,000 in distributions were reinvested that resulted in 8,180,513 shares of common stock being issued pursuant to the AHR DRIP. See Note 14, Equity — Distribution Reinvestment Plan, to our accompanying condensed consolidated financial statements for a further discussion.
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
Our Real Estate Investments Portfolio
We currently operate through six reportable business segments: integrated senior health campuses, medical office buildings, skilled nursing facilities, SHOP, senior housing — leased and hospitals. As of June 30, 2022, we owned and/or operated 313 buildings and integrated senior health campuses, or approximately 19,461,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $4,370,459,000, including the fair value of the properties acquired in the Merger. In addition, as of June 30, 2022, we also owned a real estate-related debt investment purchased for $60,429,000.
Critical Accounting Estimates
Our accompanying condensed consolidated financial statements are prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying footnotes. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions. The complete listing of our Critical Accounting Estimates was previously disclosed in our 2021 Annual Report on Form 10-K, as filed with the SEC on March 25, 2022, and there have been no material changes to our Critical Accounting Estimates as disclosed therein, except as noted below or included within Note 2, Summary of Significant Accounting Policies, to our accompanying condensed consolidated financial statements.
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
Acquisitions and Dispositions in 2022
For a discussion of our acquisitions and dispositions of investments in 2022, see Note 3, Real Estate Investments, Net, and Note 4, Business Combinations, to our accompanying condensed consolidated financial statements.
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
COVID-19
Our residents, tenants, operating partners and managers, our industry and the U.S. economy continue to be adversely affected by the COVID-19 pandemic and related supply chain disruptions and labor shortages. The timing and extent of the economic recovery from the COVID-19 pandemic is dependent upon many factors, including the emergence and severity of COVID-19 variants, the continued effectiveness and frequency of booster vaccinations and the duration and implications of continued restrictions and safety measures. As the COVID-19 pandemic is still impacting the healthcare system to a certain extent, it continues to present challenges for us as an owner and operator of healthcare facilities, making it difficult to ascertain the long-term impact the COVID-19 pandemic will have on real estate markets in which we own and/or operate properties and our portfolio of investments. COVID-19 is particularly dangerous among the senior population and results in heightened risk to our senior housing and skilled nursing facilities, and we continue to work diligently to maintain aggressive protocols at such facilities as well as actively collaborate with our tenants, operating partners and managers to respond and take action to mitigate the impact of the COVID-19 pandemic.
We have evaluated the impacts of the COVID-19 pandemic on our business thus far and incorporated information concerning such impacts into our assessments of liquidity, impairment and collectability from tenants and residents as of June 30, 2022. We will continue to monitor such impacts and will adjust our estimates and assumptions based on the best available information.
The COVID-19 pandemic resulted in a significant decline in resident occupancies at our leased senior housing facilities and skilled nursing facilities, SHOP and integrated senior health campuses and an increase in COVID-19 related operating expenses with more costly short-term hires due to the shortage of healthcare personnel. Therefore, our focus at such properties continues to be on resident occupancy recovery and operating expense management. While resident occupancies at our integrated senior health campuses and leased senior housing and skilled nursing facilities have gradually improved to near pre-pandemic levels, our SHOP have been slower to recover.
To date, the impacts of the COVID-19 pandemic have been significant, rapidly evolving and may continue into the future. The information in this Quarterly Report on Form 10-Q is based on data currently available to us and will likely change as the COVID-19 pandemic progresses. Future actions that may be taken by state and local governments to mitigate the impact of COVID-19 variants that may emerge could disrupt our business, activities and operations, the extent to which are highly uncertain. We continue to closely monitor COVID-19 developments and are continuously assessing the implications to our business, residents, tenants, operating partners, managers and our portfolio of investments. We cannot predict with reasonable certainty when demand for healthcare services at our senior housing and skilled nursing facilities will return to pre-COVID-19 pandemic levels.
The lasting effect of the COVID-19 pandemic over the next 12 months could be significant and will largely depend on future developments, including COVID-19 booster rates; the long term efficacy of COVID-19 vaccinations and boosters; and the potential emergence of new, more transmissible or severe variants, which cannot be predicted with confidence at this time. See the “Results of Operations” and “Liquidity and Capital Resources” sections below, for a further discussion.
Scheduled Lease Expirations
Excluding our SHOP and integrated senior health campuses, as of June 30, 2022, our properties were 93.1% leased and during the remainder of 2022, 4.8% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next twelve months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. As of June 30, 2022, our remaining weighted average lease term was 7.1 years, excluding our SHOP and integrated senior health campuses.
Our combined SHOP and integrated senior health campuses were 79.5% leased as of June 30, 2022. Substantially all of our leases with residents at such properties are for a term of one year or less.

Results of Operations
Comparison of Three and Six Months Ended June 30, 2022 and 2021
Our operating results are primarily comprised of income derived from our portfolio of properties and expenses in connection with the acquisition and operation of such properties. Our primary sources of revenue include rent generated by our leased, non-RIDEA properties, and resident fees and services revenue from our RIDEA properties. Our primary expenses include property operating expenses and rental expenses. In addition, beginning in the fourth quarter of 2021, following the AHI Acquisition that resulted in our company being self managed, general and administrative expenses include payroll and other corporate operating expenses but no longer include advisory fees to our former advisor. In general, and under a normal operating environment without the disruption of the COVID-19 pandemic, we expect amounts related to our portfolio of operating properties to increase in the future due to fixed annual rent escalations on our portfolio of properties. The ability to compare one period to another is also impacted by the closing of the AHI Acquisition and the increase in size of our real estate portfolio as a result of the Merger. See Note 1, Organization and Description of Business, to our accompanying condensed consolidated financial statements for a further discussion.
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. As of June 30, 2022, we operated through six reportable business segments: integrated senior health campuses, medical office buildings, skilled nursing facilities, SHOP, senior housing — leased and hospitals.
Except where otherwise noted, the changes in our consolidated results of operations for 2022 as compared to 2021 are primarily due to the acquisition of GAHR IV’s portfolio of 92 buildings, or approximately 4,799,000 square feet of GLA, as a result of the Merger on October 1, 2021, the disruption to our normal operations as a result of the COVID-19 pandemic and grant income received. As of June 30, 2022 and 2021, we owned and/or operated the following types of properties:

	June 30,
	2022			2021
	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %
Integrated senior health campuses	122	$1,865,786,000	(1)	120	$1,754,233,000	(1)
Medical office buildings	105	1,249,658,000	90.3%	63	657,885,000	89.3%
SHOP	47	708,050,000	(2)	20	433,891,000	(2)
Senior housing — leased	20	169,885,000	100%	9	89,535,000	100%
Skilled nursing facilities	17	237,300,000	100%	6	119,500,000	100%
Hospitals	2	139,780,000	100%	2	139,780,000	100%
Total/weighted average(3)	313	$4,370,459,000	93.1%	220	$3,194,824,000	92.0%
___________
(1)The leased percentage for the resident units of our integrated senior health campuses was 81.7% and 77.4% as of June 30, 2022 and 2021, respectively.
(2)The leased percentage for the resident units of our SHOP was 73.7% and 73.9% as of June 30, 2022 and 2021, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Resident Fees and Services Revenue
Integrated senior health campuses	$287,582,000	$255,815,000	$568,594,000	$489,041,000
SHOP	38,643,000	20,537,000	76,605,000	40,337,000
Total resident fees and services revenue	326,225,000	276,352,000	645,199,000	529,378,000
Real Estate Revenue
Medical office buildings	36,833,000	20,635,000	74,670,000	40,658,000
Skilled nursing facilities	6,599,000	3,661,000	12,992,000	7,328,000
Senior housing — leased	5,262,000	3,606,000	10,560,000	7,176,000
Hospitals	2,411,000	2,740,000	4,826,000	5,503,000
Total real estate revenue	51,105,000	30,642,000	103,048,000	60,665,000
Grant Income
Integrated senior health campuses	10,969,000	898,000	16,065,000	9,127,000
SHOP	—	201,000	118,000	201,000
Total grant income	10,969,000	1,099,000	16,183,000	9,328,000
Total revenues and grant income	$388,299,000	$308,093,000	$764,430,000	$599,371,000
For the three and six months ended June 30, 2022 and 2021, resident fees and services revenue primarily consisted of rental fees related to resident leases, extended health care fees and other ancillary services, and real estate revenue primarily consisted of base rent and expense recoveries. For the three and six months ended June 30, 2022, $14,429,000 and $28,542,000, respectively, in resident fees and services revenue for our SHOP was due to the increase in the size of our portfolio as a result of the Merger. The remaining increase in resident fees and services revenue was primarily attributable to improved occupancy for our integrated senior health campuses, as well as increases in occupancy and Medicaid reimbursement rates at our SHOP. In addition, for the three and six months ended June 30, 2022, $22,297,000 and $44,629,000, respectively, of real estate revenue was primarily due to the increase in the size of our portfolio as a result of the Merger. Such amounts were partially offset by a decrease in rental revenue for our medical office buildings segment of $1,029,000 and $910,000 for the three and six months ended June 30, 2022, respectively, primarily due to a one-time lease termination fee recognized in June 2021 for one of our medical office buildings.
For the three months ended June 30, 2022 and 2021, we recognized $10,969,000 and $1,099,000, respectively, of grant income at our integrated senior health campuses and SHOP related to government grants received through the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, economic stimulus programs. For the six months ended June 30, 2022 and 2021, we recognized $16,183,000 and $9,328,000, respectively, of grant income at our integrated senior health campuses and SHOP related to government grants received through the CARES Act economic stimulus programs.

Property Operating Expenses and Rental Expenses
Property operating expenses and property operating expenses as a percentage of resident fees and services revenue and grant income, as well as rental expenses and rental expenses as a percentage of real estate revenue, by reportable segment consisted of the following for the periods then ended:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Property Operating Expenses
Integrated senior health campuses	$258,934,000	86.7%	$232,991,000	90.8%	$512,084,000	87.6%	$461,630,000	92.7%
SHOP	37,125,000	96.1%	17,435,000	84.1%	71,135,000	92.7%	33,938,000	83.7%
Total property operating expenses	$296,059,000	87.8%	$250,426,000	90.3%	$583,219,000	88.2%	$495,568,000	92.0%

Rental Expenses
Medical office buildings	$13,791,000	37.4%	$7,588,000	36.8%	$28,104,000	37.6%	$15,125,000	37.2%
Skilled nursing facilities	521,000	7.9%	375,000	10.2%	1,207,000	9.3%	744,000	10.2%
Hospitals	139,000	5.8%	126,000	4.6%	248,000	5.1%	260,000	4.7%
Senior housing — leased	212,000	4.0%	30,000	0.8%	391,000	3.7%	45,000	0.6%
Total rental expenses	$14,663,000	28.7%	$8,119,000	26.5%	$29,950,000	29.1%	$16,174,000	26.7%
Integrated senior health campuses and SHOP typically have a higher percentage of direct operating expenses to revenue than medical office buildings, hospitals, and leased senior housing and skilled nursing facilities due to the nature of RIDEA — type facilities where we conduct day-to-day operations. For the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, rental expenses increased by $6,379,000 and $12,921,000, respectively, and property operating expenses increased by $16,212,000 and $30,671,000, respectively, for our SHOP due to the increase in the size of our portfolio as a result of the Merger. Further, the remaining increase in total property operating expenses was due to an increase in labor costs at our SHOP and integrated senior health campuses, such as a significant increase in employee wages, agency fees and temporary labor expenses.
General and Administrative
For the three months ended June 30, 2022, general and administrative expenses were $10,928,000 compared to $7,343,000 for the three months ended June 30, 2021. The increase in general and administrative expenses of $3,585,000 was primarily the result of an increase of: (i) $5,398,000 in payroll and compensation costs for the personnel hired as a result of the AHI Acquisition; (ii) $1,814,000 in professional and legal fees; (iii) $1,173,000 in corporate operating expenses; and (iv) $1,001,000 in stock compensation expenses. Such increases were partially offset by a decrease in our asset management and property management oversight fees of $5,723,000 as a result of the AHI Acquisition.
For the six months ended June 30, 2022, general and administrative expenses were $22,047,000 compared to $14,600,000 for the six months ended June 30, 2021. The increase in general and administrative expenses; of $7,447,000 was primarily the result of an increase of: (i) $11,272,000 in payroll and compensation costs for the personnel hired as a result of the AHI Acquisition; (ii) $3,133,000 in professional and legal fees; (iii) $2,131,000 in corporate operating expenses; and (iv) $1,226,000 in stock compensation expenses. Such increases were partially offset by a decrease in our asset management and property management oversight fees of $11,401,000 as a result of the AHI Acquisition.
Business Acquisition Expenses
For the three months ended June 30, 2022 and 2021, we recorded business acquisition expenses of $1,757,000 and $2,750,000, respectively, and for the six months ended June 30, 2022 and 2021, we recorded business acquisition expenses of $1,930,000 and $3,998,000, respectively. For the three and six months ended June 30, 2022, the decrease in such expenses primarily related to a decrease of $2,487,000 and $3,682,000, respectively, in third-party legal costs and professional services incurred related to the Merger and the AHI Acquisition, partially offset by $938,000 in transaction costs related to the acquisition of a pharmaceutical business in April 2022 and $556,000 and $676,000, respectively, in dead-deal costs incurred in the pursuit of real estate investments that did not close. See Note 4, Business Combinations, to our accompanying condensed consolidated financial statements for a further discussion of our acquisition of a pharmaceutical business.

Depreciation and Amortization
For the three months ended June 30, 2022 and 2021, depreciation and amortization was $39,971,000 and $26,357,000, respectively, which primarily consisted of depreciation on our operating properties of $34,328,000 and $24,663,000, respectively, and amortization of our identified intangible assets of $5,008,000 and $1,244,000, respectively. For the six months ended June 30, 2022 and 2021, depreciation and amortization was $82,282,000 and $52,080,000, respectively, which primarily consisted of depreciation on our operating properties of $68,750,000 and $48,853,000, respectively, and amortization of our identified intangible assets of $12,133,000 and $2,357,000, respectively. For the three and six months ended June 30, 2022, the increase in depreciation and amortization of $13,614,000 and $30,202,000, respectively, was primarily the result of the increase in depreciable assets in our portfolio as a result of the Merger resulting in depreciation and amortization expense of $12,432,000 and $27,386,000, respectively.
Interest Expense
Interest expense, including gain or loss in fair value of derivative financial instruments, consisted of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest expense:
Lines of credit and term loans and derivative financial instruments	$9,027,000	$7,880,000	$16,576,000	$15,474,000
Mortgage loans payable	9,608,000	8,715,000	19,152,000	17,300,000
Amortization of deferred financing costs:
Lines of credit and term loans	724,000	1,075,000	1,533,000	2,150,000
Mortgage loans payable	492,000	380,000	933,000	719,000
Amortization of debt discount/premium, net	347,000	202,000	330,000	405,000
Gain in fair value of derivative financial instruments	—	(1,775,000)	(500,000)	(3,596,000)
(Gain) loss on extinguishments of debt	(181,000)	5,000	4,410,000	2,293,000
Interest on finance lease liabilities	66,000	74,000	140,000	192,000
Interest expense on financing obligations and other liabilities	262,000	159,000	596,000	322,000
Total	$20,345,000	$16,715,000	$43,170,000	$35,259,000
For the three months ended June 30, 2022, interest expense was $20,345,000 compared to $16,715,000 for the three months ended June 30, 2021. The increase in total interest expense was primarily related to an increase in interest expense incurred on our lines of credit and term loans and mortgage loans payable due to a larger debt portfolio as a result of the Merger, as well as a $1,775,000 decrease in the gain in fair value recognized on our interest rate swap contracts that matured on January 25, 2022. For the six months ended June 30, 2022, interest expense was $43,170,000 compared to $35,259,000 for the six months ended June 30, 2021. The increase in total interest expense was primarily related to an increase in interest expense incurred on our lines of credit and term loans and mortgage loans payable due to a larger debt portfolio as a result of the Merger, as well as a decrease in the gain in fair value recognized on our derivative financial instruments of $3,096,000 and an increase in loss on debt extinguishment of $2,117,000. See Note 8, Mortgage Loans Payable, Net, and Note 9, Lines of Credit and Term Loans, to our accompanying condensed consolidated financial statements for a further discussion on debt extinguishments.
Impairment of Real Estate Investments
For the three and six months ended June 30, 2022, we recognized an impairment charge of $17,340,000 on four of our SHOP within the Central Florida Senior Housing Portfolio. For the three and six months ended June 30, 2021, we recognized an impairment charge of $3,335,000 on a medical office building, Mount Dora Medical Center. See Note 3, Real Estate Investments, Net, to our accompanying condensed consolidated financial statements for a further discussion.
Liquidity and Capital Resources
In the normal course of business, our material cash requirements consist of payment of operating expenses, capital improvement expenditures, interest on our indebtedness, distributions to our stockholders (including distributions necessary to maintain our qualification as a REIT), and repurchases of our common stock. Our sources of funds primarily consist of operating cash flows and borrowings. We do not have any material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

Material Cash Requirements
Capital Improvement Expenditures
A capital plan for each investment is established upon acquisition that contemplates the estimated capital needs of that investment, including costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include operating cash generated by the investment, capital reserves, a line of credit or other loan established with respect to the investment, other borrowings or additional equity investments from us and joint venture partners. The capital plan for each investment is adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of June 30, 2022, we had $17,736,000 of restricted cash in loan impounds and reserve accounts to fund a portion of such capital expenditures. Based on the budget for the properties we owned as of June 30, 2022, we estimated that unspent discretionary expenditures for capital and tenant improvements as of such date are equal to $82,920,000 for the remaining six months of 2022, although actual expenditures are dependent on many factors which are not presently known.
Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our lines of credit and term loans; (ii) interest payments on our mortgage loans payable and lines of credit and term loans; (iii) ground and other lease obligations; and (iv) financing obligations as of June 30, 2022:

	Payments Due by Period
	2022	2023-2024	2025-2026	Thereafter	Total
Principal payments — fixed-rate debt	$25,507,000	$106,157,000	$184,034,000	$510,768,000	$826,466,000
Interest payments — fixed-rate debt	12,890,000	46,823,000	38,564,000	202,140,000	300,417,000
Principal payments — variable-rate debt	221,000	610,976,000	413,626,000	569,345,000	1,594,168,000
Interest payments — variable-rate debt (based on rates in effect as of June 30, 2022)	29,239,000	83,219,000	51,603,000	4,235,000	168,296,000
Ground and other lease obligations	7,116,000	26,858,000	22,672,000	144,289,000	200,935,000
Financing obligations	2,702,000	5,366,000	3,048,000	16,241,000	27,357,000
Total	$77,675,000	$879,399,000	$713,547,000	$1,447,018,000	$3,117,639,000
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
As of June 30, 2022, our aggregate borrowing capacity under the 2022 Credit Facility and the 2019 Trilogy Credit Facility was $1,410,000,000. As of June 30, 2022, our aggregate borrowings outstanding under our credit facilities was $1,267,634,000 and we had an aggregate of $142,366,000 available on such facilities. We believe that the resources described above will be sufficient to satisfy our cash requirements for the foreseeable future.

Cash Flows
The following table sets forth changes in cash flows:

	Six Months Ended June 30,
	2022	2021
Cash, cash equivalents and restricted cash — beginning of period	$125,486,000	$152,190,000
Net cash provided by operating activities	56,138,000	3,579,000
Net cash used in investing activities	(97,364,000)	(124,165,000)
Net cash provided by financing activities	19,924,000	86,471,000
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(8,000)	(27,000)
Cash, cash equivalents and restricted cash — end of period	$104,176,000	$118,048,000
The following summary discussion of our changes in our cash flows is based on our accompanying condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
The increase in net cash provided by operating activities of $52,559,000 was primarily due to the increase in the size of our portfolio as a result of the Merger on October 1, 2021, thereby increasing our net operating income during the six months ended June 30, 2022, as compared to the prior year period. In general, cash flows from operating activities are affected by the timing of cash receipts and payments. See the “Results of Operations” section above for a further discussion.
Investing Activities
The decrease in net cash used in investing activities of $26,801,000 was primarily due to a $12,602,000 increase in proceeds from dispositions of real estate, a $10,669,000 decrease in developments and capital expenditures and a $3,421,000 decrease in property acquisitions during the six months ended June 30, 2022 as compared to the prior year period.
Financing Activities
The decrease in net cash provided by financing activities of $66,547,000 was primarily due to a decrease in net borrowings under our mortgage loans payable of $55,177,000 and a $6,697,000 increase in distributions to noncontrolling interests during the six months ended June 30, 2022 as compared to the prior year period, as well as the $30,247,000 payment of distributions to our common stockholders and a $10,583,000 payment to repurchase our common stock for the six months ended June 30, 2022. Such amounts were partially offset by an increase in net borrowings under our lines of credit and term loans of $47,400,000 during the six months ended June 30, 2022 as compared to the prior year period. The change in distributions paid to common stockholders was due to the suspension of all stockholder distributions on May 29, 2020 in response to the impact of the COVID-19 pandemic, which the board of directors of GAHR III subsequently reinstated in June 2021. The change in share repurchases was due to the suspension of the GAHR III share repurchase plan from May 31, 2020 through October 4, 2021, when the partial reinstatement of our share repurchase plan was approved by our board.
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
The GAHR IV board of directors also authorized distributions to our Class T and Class I stockholders of record as of the close of business on September 17, 2021, equal to $0.0328767 per share of our common stock, which was equal to an annualized distribution of $0.40 per share. Further, our board authorized record date distributions to our Class T and Class I stockholders of record as of each monthly record date from October 2021 through June 2022, equal to $0.033333333 per share of our common stock, which was equal to an annualized distribution rate of $0.40 per share. The distributions were paid in cash or shares of our common stock pursuant to the DRIP. Beginning with the third quarter of 2022, distributions, if any, shall be authorized by our board on a quarterly basis, in such amounts as our board shall determine, and each quarterly record date for purposes of such distributions shall be determined and declared by our board in the last month of each calendar quarter until such time as our board changes such policy. Stockholders who have elected to participate in our DRIP will continue to have their distributions reinvested to purchase additional shares of our common stock, but on a quarterly basis beginning with any third quarter 2022 distribution declared.
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
GAHR III did not pay any distributions for the six months ended June 30, 2021. The following tables reflect distributions paid for the six months ended June 30, 2022, along with the amount of distributions reinvested pursuant to the AHR DRIP, and the sources of our distributions as compared to cash flows from operations or funds from operations attributable to controlling interest, or FFO, a non-GAAP financial measure:

	Six Months Ended June 30, 2022
Distributions paid in cash	$30,247,000
Distributions reinvested	22,447,000
	$52,694,000
Sources of distributions:
Cash flows from operations	$52,694,000	100%
Proceeds from borrowings	—	—
	$52,694,000	100%

	Six Months Ended June 30, 2022
Distributions paid in cash	$30,247,000
Distributions reinvested	22,447,000
	$52,694,000
Sources of distributions:
FFO attributable to controlling interest	$52,694,000	100%
Proceeds from borrowings	—	—
	$52,694,000	100%

As of June 30, 2022, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and some portion of a distribution to our stockholders may have been paid from borrowings. For a further discussion of FFO, including a reconciliation of our GAAP net loss to FFO, see “Funds from Operations and Modified Funds from Operations,” below.
Financing
We anticipate that our overall leverage will not exceed 50.0% of the combined fair market value of all of our properties, and other real estate-related investments, as determined at the end of each calendar year. For these purposes, the market value of each asset will be equal to the contract purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of June 30, 2022, our aggregate borrowings were 47.4% of the combined market value of all of our real estate and real estate-related investments.
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
Debt Service Requirements
A significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of June 30, 2022, we had $1,152,998,000 of fixed-rate and variable-rate mortgage loans payable outstanding secured by our properties. As of June 30, 2022, we had $1,267,634,000 outstanding and $142,366,000 remained available under our lines of credit. The weighted average effective interest rate on our outstanding debt was 3.43% per annum as of June 30, 2022. See Note 8, Mortgage Loans Payable, Net and Note 9, Lines of Credit and Term Loans, to our accompanying condensed consolidated financial statements.
We are required by the terms of certain loan documents to meet various financial and non-financial covenants, such as leverage ratios, net worth ratios, debt service coverage ratios and fixed charge coverage ratios. As of June 30, 2022, we were in compliance with all such covenants and requirements on our mortgage loans payable and our lines of credit and term loans. While the extent and severity of the COVID-19 pandemic on our business has been subsiding, any potential future deterioration of operations in excess of management's projections as a result of COVID-19 could impact future compliance with these covenants. If any future covenants are violated, we anticipate seeking a waiver or amending the debt covenants with the lenders when and if such event should occur. However, there can be no assurances that management will be able to effectively achieve such plans.

Inflation
During the six months ended June 30, 2022 and 2021, inflation has not significantly affected our operations; however, the annual rate of inflation in the United States reached 8.5% in July 2022, as measured by the Consumer Price Index, and while we believe inflation has not significantly impacted our operations, we have experienced, and continue to experience, increases in the cost of labor, services and personal protective equipment and therefore continued inflationary pressures could impact our profitability in future periods. There are provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions include negotiated rental increases, reimbursement billings for operating expense pass-through charges and real estate tax and insurance reimbursements. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not reset frequently enough to cover inflation.
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
For the three and six months ended June 30, 2022 and 2021, we recognized government grants as grant income or as a reduction of property operating expenses, as applicable, and within loss from unconsolidated entities. Such amounts were granted through federal and state government programs, such as through the CARES Act, and which were established for eligible healthcare providers to preserve liquidity in response to the COVID-19 pandemic. See the “Results of Operations” section above for a further discussion. The government grants helped mitigate some of the negative impact that the COVID-19 pandemic had on our financial condition and results of operations. Without such relief funds, the COVID-19 pandemic would have had a material adverse impact to our FFO and MFFO. For the three months ended June 30, 2022 and 2021, FFO would have been approximately $24,638,000 and $17,168,000, respectively, excluding government grants recognized. For the six months ended June 30, 2022 and 2021, FFO would have been approximately $52,882,000 and $21,626,000, respectively, excluding government grants recognized. For the three months ended June 30, 2022 and 2021, MFFO would have been approximately $28,752,000 and $17,974,000, respectively, excluding government grants recognized. For the six months ended June 30, 2022 and 2021, MFFO would have been approximately $61,474,000 and $22,681,000, respectively, excluding government grants recognized.

The following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(15,542,000)	$(7,961,000)	$(16,439,000)	$(24,234,000)
Add:
Depreciation and amortization related to real estate — consolidated properties	39,939,000	26,357,000	82,250,000	52,080,000
Depreciation and amortization related to real estate — unconsolidated entities	420,000	762,000	846,000	1,568,000
Impairment of real estate investments — consolidated properties	17,340,000	3,335,000	17,340,000	3,335,000
Loss (gain) on dispositions of real estate investments — consolidated properties	73,000	42,000	(683,000)	377,000
Less:
Net (income) loss attributable to noncontrolling interests	(1,768,000)	283,000	(3,827,000)	4,709,000
Depreciation, amortization, impairments and gain/loss on dispositions — noncontrolling interests	(7,744,000)	(4,891,000)	(14,153,000)	(9,656,000)
FFO attributable to controlling interest	$32,718,000	$17,927,000	$65,334,000	$28,179,000

Business acquisition expenses(1)	$1,757,000	$2,750,000	$1,930,000	$3,998,000
Amortization of above- and below-market leases(2)	699,000	212,000	1,204,000	248,000
Amortization of closing costs(3)	58,000	49,000	114,000	96,000
Change in deferred rent(4)	(1,278,000)	(148,000)	(2,304,000)	(482,000)
(Gain) loss on debt extinguishments(5)	(181,000)	5,000	4,410,000	2,293,000
Gain in fair value of derivative financial instruments(6)	—	(1,775,000)	(500,000)	(3,596,000)
Foreign currency loss (gain)(7)	3,607,000	(238,000)	4,994,000	(653,000)
Adjustments for unconsolidated entities(8)	85,000	148,000	190,000	319,000
Adjustments for noncontrolling interests(8)	(633,000)	(197,000)	(1,446,000)	(1,168,000)
MFFO attributable to controlling interest	$36,832,000	$18,733,000	$73,926,000	$29,234,000
Weighted average Class T and Class I common shares outstanding — basic and diluted	263,017,692	179,628,847	262,768,637	179,628,315
Net loss per Class T and Class I common share — basic and diluted	$(0.06)	$(0.04)	$(0.06)	$(0.13)
FFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$0.12	$0.10	$0.25	$0.16
MFFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$0.14	$0.10	$0.28	$0.16
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
For the three and six months ended June 30, 2022 and 2021, we recognized government grants as grant income or as a reduction of property operating expenses, as applicable. The government grants helped mitigate some of the negative impact that the COVID-19 pandemic had on our financial condition and results of operations. Without such relief funds, the COVID-19 pandemic would have had a material adverse impact to our NOI. For the three months ended June 30, 2022 and 2021, NOI would have been approximately $66,608,000 and $48,449,000, respectively, excluding government grants recognized. For the six months ended June 30, 2022 and 2021, NOI would have been approximately $135,078,000 and $78,301,000, respectively, excluding government grants recognized.

To facilitate understanding of this financial measure, the following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to NOI for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(15,542,000)	$(7,961,000)	$(16,439,000)	$(24,234,000)
General and administrative	10,928,000	7,343,000	22,047,000	14,600,000
Business acquisition expenses	1,757,000	2,750,000	1,930,000	3,998,000
Depreciation and amortization	39,971,000	26,357,000	82,282,000	52,080,000
Interest expense	20,345,000	16,715,000	43,170,000	35,259,000
Loss (gain) on dispositions of real estate investments	73,000	42,000	(683,000)	377,000
Impairment of real estate investments	17,340,000	3,335,000	17,340,000	3,335,000
(Income) loss from unconsolidated entities	(638,000)	901,000	(2,024,000)	2,672,000
Foreign currency loss (gain)	3,607,000	(238,000)	4,994,000	(653,000)
Other income	(469,000)	(191,000)	(1,729,000)	(463,000)
Income tax expense	205,000	495,000	373,000	658,000
Net operating income	$77,577,000	$49,548,000	$151,261,000	$87,629,000
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
We entered into, and may continue to enter into, derivative financial instruments such as interest rate swaps and interest rate caps in order to mitigate our interest rate risk on a related financial instrument, and for which we have not and may not elect hedge accounting treatment. We did not elect to apply hedge accounting treatment to these derivatives; therefore, changes in the fair value of interest rate derivative financial instruments were recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations and comprehensive loss. As of June 30, 2022, we did not have any derivative financial instruments. We do not enter into derivative transactions for speculative purposes.
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

We have variable rate debt outstanding and maturing on various dates from 2023 to 2031 that are indexed to LIBOR. As such, we are monitoring and evaluating the related risks of the discontinuation of LIBOR, which include possible changes to the interest on loans or amounts received and paid on derivative instruments we may enter into in the future. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments tied to LIBOR could also be impacted by the discontinuation of LIBOR. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty. If a contract is not transitioned to an alternative rate, upon LIBOR’s discontinuation the impact on our contracts is likely to vary. Currently we cannot estimate the overall impact of the phase-out of LIBOR on our current debt agreements, although it is possible that an alternative variable rate could raise our borrowing costs. It is not possible to predict whether LIBOR will continue to be viewed as an acceptable market “benchmark” prior to June 30, 2023, and it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.
As of June 30, 2022, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Assets
Debt security held-to-maturity	$—	$—	$—	$93,433,000	$—	$—	$93,433,000	$93,470,000
Weighted average interest rate on maturing fixed-rate debt security	—%	—%	—%	4.24%	—%	—%	4.24%	—
Liabilities
Fixed-rate debt — principal payments	$25,507,000	$34,521,000	$71,636,000	$29,107,000	$154,927,000	$510,768,000	$826,466,000	$690,787,000
Weighted average interest rate on maturing fixed-rate debt	3.92%	3.78%	3.53%	3.35%	2.98%	3.01%	3.12%	—
Variable-rate debt — principal payments	$221,000	$452,891,000	$158,085,000	$356,000	$413,270,000	$569,345,000	$1,594,168,000	$1,600,195,000
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of June 30, 2022)	5.00%	4.17%	3.82%	3.81%	3.25%	3.22%	3.59%	—
Debt Security Investment, Net
As of June 30, 2022, the net carrying value of our debt security investment was $81,167,000. As we expect to hold our debt security investment to maturity and the amounts due under such debt security investment would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our debt security investment, would have a significant impact on our operations. See Note 16, Fair Value Measurements, to our accompanying condensed consolidated financial statements, for a discussion of the fair value of our investment in a held-to-maturity debt security. The effective interest rate on our debt security investment was 4.24% per annum as of June 30, 2022.
Mortgage Loans Payable, Net and Lines of Credit and Term Loans
Mortgage loans payable were $1,152,998,000 as of June 30, 2022. As of June 30, 2022, we had 66 fixed-rate mortgage loans payable and 12 variable-rate mortgage loans payable with effective interest rates ranging from 2.21% to 5.25% per annum and a weighted average effective interest rate of 3.35%. In addition, as of June 30, 2022, we had $1,267,634,000 outstanding under our lines of credit and term loans, at a weighted average interest rate of 3.50% per annum.
As of June 30, 2022, the weighted average effective interest rate on our outstanding debt was 3.43% per annum. An increase in the variable interest rate on our variable-rate mortgage loans payable and lines of credit and term loans constitutes a market risk. As of June 30, 2022, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on all of our other variable-rate mortgage loans payable and lines of credit and term loans by $8,082,000, or 11.6% of total annualized interest expense on our mortgage loans payable and lines of credit and term loans. See Note 8, Mortgage Loans Payable, Net and Note 9, Lines of Credit and Term Loans, to our accompanying condensed consolidated financial statements.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2022 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2022, were effective at the reasonable assurance level.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
On April 1, 2022, we granted an aggregate of 76,800 time-based restricted stock units to one of our executive officers and certain of our key employees pursuant to our 2015 Incentive Plan, representing the right to receive shares of our Class T common stock upon vesting. Such restricted stock units were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act and vest in three equal annual installments beginning on the first anniversary following the date of grant and ending on the third anniversary of the date of grant.
On June 15, 2022, we granted an aggregate of 54,900 shares of our restricted Class T common stock to our independent directors pursuant to our 2015 Incentive Plan as compensation for services in connection with their re-election as independent directors to our board at our annual meeting of stockholders. Such shares of restricted stock were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act and vest on June 15, 2023.
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
During the three months ended June 30, 2022, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 to April 30, 2022	699,460	$9.22	699,460	(1)
May 1, 2022 to May 31, 2022	—	$—	—	(1)
June 1, 2022 to June 30, 2022	—	$—	—	(1)
Total	699,460	$9.22	699,460
___________
(1)A description of the maximum number of shares that may be purchased under our share repurchase plan is included in Note 14, Equity — Share Repurchase Plan, to our accompanying condensed consolidated financial statements.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

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

American Healthcare REIT, Inc. (Registrant)

August 15, 2022	By:	/s/ DANNY PROSKY
Date		Danny Prosky
Chief Executive Officer, President and Director
(Principal Executive Officer)

August 15, 2022	By:	/s/ BRIAN S. PEAY
Date		Brian S. Peay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)