Form 10-Q
period 2022-09-30
American Healthcare REIT, Inc.
filed 2022-11-14
CIK 1632970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of November 11, 2022, there were 78,140,362 shares of Class T common stock and 186,704,088 shares of Class I common stock of American Healthcare REIT, Inc. outstanding.

AMERICAN HEALTHCARE REIT, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2022 and December 31, 2021
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Real estate investments, net	$3,526,591,000	$3,514,686,000
Debt security investment, net	82,067,000	79,315,000
Cash and cash equivalents	79,421,000	81,597,000
Restricted cash	44,877,000	43,889,000
Accounts and other receivables, net	136,028,000	122,778,000
Identified intangible assets, net	237,969,000	248,871,000
Goodwill	254,888,000	209,898,000
Operating lease right-of-use assets, net	262,489,000	158,157,000
Other assets, net	134,316,000	121,148,000
Total assets	$4,758,646,000	$4,580,339,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$1,159,159,000	$1,095,594,000
Lines of credit and term loans, net(1)	1,292,043,000	1,226,634,000
Accounts payable and accrued liabilities(1)	235,515,000	187,254,000
Accounts payable due to affiliates(1)	—	866,000
Identified intangible liabilities, net	11,249,000	12,715,000
Financing obligations(1)	20,827,000	33,653,000
Operating lease liabilities(1)	260,380,000	145,485,000
Security deposits, prepaid rent and other liabilities(1)	54,098,000	48,567,000
Total liabilities	3,033,271,000	2,750,768,000

Commitments and contingencies (Note 12)

Redeemable noncontrolling interests (Note 13)	85,869,000	72,725,000

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Class T common stock, $0.01 par value per share; 200,000,000 shares authorized; 77,895,942 and 77,176,406 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	770,000	763,000
Class I common stock, $0.01 par value per share; 800,000,000 shares authorized; 186,275,548 and 185,855,625 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1,863,000	1,859,000
Additional paid-in capital	2,532,047,000	2,531,940,000
Accumulated deficit	(1,064,270,000)	(951,303,000)
Accumulated other comprehensive loss	(3,130,000)	(1,966,000)
Total stockholders’ equity	1,467,280,000	1,581,293,000
Noncontrolling interests (Note 14)	172,226,000	175,553,000
Total equity	1,639,506,000	1,756,846,000
Total liabilities, redeemable noncontrolling interests and equity	$4,758,646,000	$4,580,339,000

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
As of September 30, 2022 and December 31, 2021
(Unaudited)
___________
(1)Such liabilities of American Healthcare REIT, Inc. represented liabilities of American Healthcare REIT Holdings, LP or its consolidated subsidiaries as of September 30, 2022 and December 31, 2021. American Healthcare REIT Holdings, LP is a variable interest entity, or VIE, and a consolidated subsidiary of American Healthcare REIT, Inc. The creditors of American Healthcare REIT Holdings, LP or its consolidated subsidiaries do not have recourse against American Healthcare REIT, Inc., except for the 2022 Credit Facility, as defined in Note 9, held by American Healthcare REIT Holdings, LP in the amount of $963,900,000 as of September 30, 2022 and the 2018 Credit Facility and 2019 Credit Facility, each as defined in Note 9, held by American Healthcare REIT Holdings, LP in the amount of $441,900,000 and $480,000,000, respectively, as of December 31, 2021, which were guaranteed by American Healthcare REIT, Inc.
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three and Nine Months Ended September 30, 2022 and 2021
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues and grant income:
Resident fees and services	$368,306,000	$286,882,000	$1,013,505,000	$816,260,000
Real estate revenue	51,323,000	29,668,000	154,371,000	90,333,000
Grant income	6,533,000	936,000	22,716,000	10,264,000
Total revenues and grant income	426,162,000	317,486,000	1,190,592,000	916,857,000
Expenses:
Property operating expenses	337,487,000	256,821,000	920,706,000	752,389,000
Rental expenses	14,850,000	8,188,000	44,800,000	24,362,000
General and administrative	9,626,000	9,008,000	31,673,000	23,608,000
Business acquisition expenses	231,000	3,633,000	2,161,000	7,631,000
Depreciation and amortization	40,422,000	26,334,000	122,704,000	78,414,000
Total expenses	402,616,000	303,984,000	1,122,044,000	886,404,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishments)	(27,524,000)	(18,885,000)	(71,194,000)	(57,740,000)
Gain in fair value of derivative financial instruments	—	1,860,000	500,000	5,456,000
Gain (loss) on dispositions of real estate investments	2,113,000	276,000	2,796,000	(101,000)
Impairment of real estate investments	(21,851,000)	—	(39,191,000)	(3,335,000)
(Loss) income from unconsolidated entities	(344,000)	384,000	1,680,000	(2,288,000)
Gain on re-measurement of previously held equity interest	19,567,000	—	19,567,000	—
Foreign currency loss	(3,695,000)	(1,394,000)	(8,689,000)	(741,000)
Other income	670,000	348,000	2,399,000	811,000
Total net other expense	(31,064,000)	(17,411,000)	(92,132,000)	(57,938,000)
Loss before income taxes	(7,518,000)	(3,909,000)	(23,584,000)	(27,485,000)
Income tax expense	(126,000)	(127,000)	(499,000)	(785,000)
Net loss	(7,644,000)	(4,036,000)	(24,083,000)	(28,270,000)
Net (income) loss attributable to noncontrolling interests	(5,861,000)	(1,201,000)	(9,688,000)	3,508,000
Net loss attributable to controlling interest	$(13,505,000)	$(5,237,000)	$(33,771,000)	$(24,762,000)
Net loss per Class T and Class I common share attributable to controlling interest — basic and diluted	$(0.05)	$(0.03)	$(0.13)	$(0.14)
Weighted average number of Class T and Class I common shares outstanding — basic and diluted	263,279,232	179,641,677	262,940,706	179,632,818

Net loss	$(7,644,000)	$(4,036,000)	$(24,083,000)	$(28,270,000)
Other comprehensive loss:
Foreign currency translation adjustments	(477,000)	(207,000)	(1,164,000)	(96,000)
Total other comprehensive loss	(477,000)	(207,000)	(1,164,000)	(96,000)
Comprehensive loss	(8,121,000)	(4,243,000)	(25,247,000)	(28,366,000)
Comprehensive (income) loss attributable to noncontrolling interests	(5,861,000)	(1,201,000)	(9,688,000)	3,508,000
Comprehensive loss attributable to controlling interest	$(13,982,000)	$(5,444,000)	$(34,935,000)	$(24,858,000)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Nine Months Ended September 30, 2022 and 2021
(Unaudited)

	Three Months Ended September 30, 2022
	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — June 30, 2022	264,364,596	$2,635,000	$2,541,504,000	$(1,024,328,000)	$(2,653,000)	$1,517,158,000	$172,602,000	$1,689,760,000
Issuance of common stock under the DRIP	395,174	4,000	3,667,000	—	—	3,671,000	—	3,671,000
Issuance of nonvested restricted common stock	19,858	—	—	—	—	—	—	—
Amortization of nonvested restricted common stock and stock units	—	—	914,000	—	—	914,000	—	914,000
Stock based compensation	—	—	—	—	—	—	20,000	20,000
Repurchase of common stock	(608,138)	(6,000)	(5,644,000)	—	—	(5,650,000)	—	(5,650,000)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,516,000)	(3,516,000)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(20,000)	(20,000)
Adjustment to value of redeemable noncontrolling interests	—	—	(8,394,000)	—	—	(8,394,000)	(2,367,000)	(10,761,000)
Distributions declared ($0.10 per share)	—	—	—	(26,437,000)	—	(26,437,000)	—	(26,437,000)
Net (loss) income	—	—	—	(13,505,000)	—	(13,505,000)	5,507,000	(7,998,000)	(1)
Other comprehensive loss	—	—	—	—	(477,000)	(477,000)	—	(477,000)
BALANCE — September 30, 2022	264,171,490	$2,633,000	$2,532,047,000	$(1,064,270,000)	$(3,130,000)	$1,467,280,000	$172,226,000	$1,639,506,000

	Three Months Ended September 30, 2021
	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — June 30, 2021	179,658,367	$1,798,000	$1,730,002,000	$(886,983,000)	$(1,897,000)	$842,920,000	$163,551,000	$1,006,471,000
Amortization of nonvested restricted common stock	—	—	13,000	—	—	13,000	—	13,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(9,005,000)	(9,005,000)
Adjustment to value of redeemable noncontrolling interests	—	—	62,000	—	—	62,000	27,000	89,000
Distributions declared ($0.05 per share)	—	—	—	(9,774,000)	—	(9,774,000)	—	(9,774,000)
Net (loss) income	—	—	—	(5,237,000)	—	(5,237,000)	1,084,000	(4,153,000)	(1)
Other comprehensive loss	—	—	—	—	(207,000)	(207,000)	—	(207,000)
BALANCE — September 30, 2021	179,658,367	$1,798,000	$1,730,077,000	$(901,994,000)	$(2,104,000)	$827,777,000	$155,657,000	$983,434,000

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Three and Nine Months Ended September 30, 2022 and 2021
(Unaudited)

	Nine Months Ended September 30, 2022
	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2021	263,032,031	$2,622,000	$2,531,940,000	$(951,303,000)	$(1,966,000)	$1,581,293,000	$175,553,000	$1,756,846,000
Offering costs — common stock	—	—	(2,000)	—	—	(2,000)	—	(2,000)
Issuance of common stock under the DRIP	2,820,674	28,000	26,090,000	—	—	26,118,000	—	26,118,000
Issuance of nonvested restricted common stock	74,758	1,000	(1,000)	—	—	—	—	—
Amortization of nonvested restricted common stock and stock units	—	—	2,705,000	—	—	2,705,000	—	2,705,000
Stock based compensation	—	—	—	—	—	—	62,000	62,000
Repurchase of common stock	(1,755,973)	(18,000)	(16,215,000)	—	—	(16,233,000)	—	(16,233,000)
Distributions to noncontrolling interests	—	—	—	—	—	—	(10,568,000)	(10,568,000)
Adjustment to noncontrolling interest in connection with the Merger	—	—	(1,173,000)	—	—	(1,173,000)	1,173,000	—
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(62,000)	(62,000)
Adjustment to value of redeemable noncontrolling interests	—	—	(11,297,000)	—	—	(11,297,000)	(3,297,000)	(14,594,000)
Distributions declared ($0.30 per share)	—	—	—	(79,196,000)	—	(79,196,000)	—	(79,196,000)
Net (loss) income	—	—	—	(33,771,000)	—	(33,771,000)	9,365,000	(24,406,000)	(1)
Other comprehensive loss	—	—	—	—	(1,164,000)	(1,164,000)	—	(1,164,000)
BALANCE — September 30, 2022	264,171,490	$2,633,000	$2,532,047,000	$(1,064,270,000)	$(3,130,000)	$1,467,280,000	$172,226,000	$1,639,506,000

	Nine Months Ended September 30, 2021
	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2020	179,658,367	$1,798,000	$1,730,589,000	$(864,271,000)	$(2,008,000)	$866,108,000	$168,375,000	$1,034,483,000
Offering costs — common stock	—	—	(1,000)	—	—	(1,000)	—	(1,000)
Amortization of nonvested restricted common stock	—	—	66,000	—	—	66,000	—	66,000
Stock based compensation	—	—	—	—	—	—	(14,000)	(14,000)
Distributions to noncontrolling interests	—	—	—	—	—	—	(9,360,000)	(9,360,000)
Adjustment to value of redeemable noncontrolling interests	—	—	(577,000)	—	—	(577,000)	(233,000)	(810,000)
Distributions declared ($0.07 per share)	—	—	—	(12,961,000)	—	(12,961,000)	—	(12,961,000)
Net loss	—	—	—	(24,762,000)	—	(24,762,000)	(3,111,000)	(27,873,000)	(1)
Other comprehensive loss	—	—	—	—	(96,000)	(96,000)	—	(96,000)
BALANCE — September 30, 2021	179,658,367	$1,798,000	$1,730,077,000	$(901,994,000)	$(2,104,000)	$827,777,000	$155,657,000	$983,434,000

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Three and Nine Months Ended September 30, 2022 and 2021
(Unaudited)

___________
(1)For the three months ended September 30, 2022 and 2021, amounts exclude $354,000 and $117,000, respectively, of net income attributable to redeemable noncontrolling interests. For the nine months ended September 30, 2022 and 2021, amounts exclude $323,000 and $(397,000), respectively, of net income (loss) attributable to redeemable noncontrolling interests. See Note 13, Redeemable Noncontrolling Interests, for a further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2022 and 2021
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,083,000)	$(28,270,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	122,716,000	78,414,000
Other amortization	21,316,000	17,312,000
Deferred rent	(5,414,000)	(1,013,000)
Stock based compensation	2,658,000	52,000
Impairment of real estate investments	39,191,000	3,335,000
(Gain) loss on dispositions of real estate investments	(2,796,000)	101,000
(Income) loss from unconsolidated entities	(1,680,000)	2,288,000
Gain on re-measurement of previously held equity interest	(19,567,000)	—
Foreign currency loss	8,427,000	783,000
Loss on extinguishments of debt	5,038,000	2,293,000
Change in fair value of derivative financial instruments	(500,000)	(5,456,000)
Other adjustments	—	850,000
Changes in operating assets and liabilities:
Accounts and other receivables	(8,051,000)	5,529,000
Other assets	(7,688,000)	(4,843,000)
Accounts payable and accrued liabilities	9,410,000	(27,287,000)
Accounts payable due to affiliates	(184,000)	(7,075,000)
Operating lease liabilities	(15,638,000)	(12,130,000)
Security deposits, prepaid rent and other liabilities	(9,714,000)	(26,376,000)
Net cash provided by (used in) operating activities	113,441,000	(1,493,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate investments	(75,125,000)	(79,854,000)
Developments and capital expenditures	(51,358,000)	(61,318,000)
Acquisition of previously held equity interest	(13,713,000)	—
Proceeds from dispositions of real estate investments	25,622,000	4,499,000
Investments in unconsolidated entities	(4,437,000)	(650,000)
Issuance of note receivable	(3,000,000)	—
Real estate and other deposits	(528,000)	(257,000)
Net cash used in investing activities	(122,539,000)	(137,580,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgage loans payable	89,950,000	292,083,000
Payments on mortgage loans payable	(61,954,000)	(30,688,000)
Borrowings under the lines of credit and term loan	1,068,400,000	16,600,000
Payments on the lines of credit and term loan	(1,002,100,000)	(103,500,000)
Deferred financing costs	(5,829,000)	(2,455,000)
Debt extinguishment costs	(3,222,000)	(125,000)
Payments on financing obligations	(12,892,000)	(10,710,000)
Distributions paid to common stockholders	(35,391,000)	(12,961,000)
Repurchase of common stock	(16,233,000)	—

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Nine Months Ended September 30, 2022 and 2021
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Distributions to noncontrolling interests in total equity	$(9,821,000)	$(9,356,000)
Contributions from redeemable noncontrolling interests	273,000	—
Distributions to redeemable noncontrolling interests	(1,918,000)	(550,000)
Repurchase of redeemable noncontrolling interests and stock warrants	—	(88,000)
Payment of offering costs	(666,000)	—
Security deposits	(628,000)	21,000
Net cash provided by financing activities	7,969,000	138,271,000
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(1,129,000)	$(802,000)
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(59,000)	(96,000)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	125,486,000	152,190,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$124,298,000	$151,292,000

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period:
Cash and cash equivalents	$81,597,000	$113,212,000
Restricted cash	43,889,000	38,978,000
Cash, cash equivalents and restricted cash	$125,486,000	$152,190,000

End of period:
Cash and cash equivalents	$79,421,000	$109,650,000
Restricted cash	44,877,000	41,642,000
Cash, cash equivalents and restricted cash	$124,298,000	$151,292,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$60,328,000	$49,895,000
Income taxes	$653,000	$1,037,000
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued developments and capital expenditures	$25,096,000	$17,262,000
Capital expenditures from financing obligations	$—	$1,409,000
Tenant improvement overage	$605,000	$568,000
Acquisition of real estate investment with financing obligation	$—	$15,504,000

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Nine Months Ended September 30, 2022 and 2021
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Issuance of common stock under the DRIP	$26,118,000	$—
Distributions declared but not paid — common stockholders	$26,417,000	$—
Distributions declared but not paid — limited partnership units	$1,400,000	$—
Distributions declared but not paid — restricted stock units	$54,000	$—
Accrued offering costs	$1,796,000	$—
Issuance of redeemable noncontrolling interests	$—	$132,000
The following represents the net increase (decrease) in certain assets and liabilities in connection with our acquisitions and dispositions of investments:
Accounts and other receivables	$2,410,000	$(153,000)
Other assets	$(10,967,000)	$(4,036,000)
Mortgage loan payable	$33,241,000	$—
Accounts payable and accrued liabilities	$14,828,000	$(160,000)
Due to affiliates	$—	$6,000
Financing obligations	$65,000	$—
Security deposits and other liabilities	$15,994,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended September 30, 2022 and 2021

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
AHI Acquisition
Also on October 1, 2021, immediately prior to the consummation of the Merger, GAHR III acquired a newly formed entity, American Healthcare Opps Holdings, LLC, or NewCo, which we refer to as the AHI Acquisition, pursuant to a contribution and exchange agreement dated June 23, 2021, or the Contribution Agreement, between GAHR III; our operating partnership; American Healthcare Investors, LLC, or AHI; Griffin Capital Company, LLC, or Griffin Capital; Platform Healthcare Investor T-II, LLC; Flaherty Trust; and Jeffrey T. Hanson, our former Chief Executive Officer and current non-executive Chairman of the Board of Directors, Danny Prosky, our former Chief Operating Officer and current Chief Executive Officer and President, and Mathieu B. Streiff, our former Executive Vice President, General Counsel and Chief Operating

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Officer and current Executive Vice President, or collectively, the AHI Principals. NewCo owned substantially all of the business and operations of AHI, as well as all of the equity interests in (i) Griffin-American Healthcare REIT IV Advisor, LLC, or GAHR IV Advisor, a subsidiary of AHI that served as the external advisor of GAHR IV, and (ii) Griffin-American Healthcare REIT III Advisor, LLC, or GAHR III Advisor, also referred to as our former advisor, a subsidiary of AHI that served as the external advisor of GAHR III. See “Operating Partnership and Former Advisor” below for a further discussion.
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
Operating Partnership and Former Advisor
We conduct substantially all of our operations through our operating partnership. Through September 30, 2021, we were externally advised by our former advisor pursuant to an advisory agreement, as amended, or the Advisory Agreement, between us and our former advisor. Our former advisor, subject to the oversight and review of our board of directors, or our board, provided asset management, property management, acquisition, disposition and other advisory services on our behalf consistent with our investment policies and objectives. Following the Merger and the AHI Acquisition, we became self-managed and are no longer externally advised. As a result, any fees that would have otherwise been payable to our former advisor are no longer being paid. Also, on October 1, 2021 and in connection with the AHI Acquisition, our operating partnership redeemed all 22,222 shares of our common stock owned by our former advisor and the 20,833 shares of our Class T common stock owned by GAHR IV Advisor in GAHR IV.
Prior to the Merger and the AHI Acquisition, our former advisor was 75.0% owned and managed by wholly owned subsidiaries of AHI, and 25.0% owned by a wholly owned subsidiary of Griffin Capital, or collectively, our former co-sponsors. Prior to the AHI Acquisition, AHI was 47.1% owned by AHI Group Holdings, 45.1% indirectly owned by DigitalBridge Group, Inc. (NYSE: DBRG), or DigitalBridge, and 7.8% owned by James F. Flaherty III. We were not affiliated with Griffin Capital, DigitalBridge or Mr. Flaherty; however, we were affiliated with our former advisor, AHI and AHI Group Holdings. Please see the “Merger of Griffin-American Healthcare REIT III, Inc. and Griffin-American Healthcare REIT IV, Inc.” and “AHI Acquisition” sections above for a further discussion of our operations effective October 1, 2021. See Note 13, Redeemable Noncontrolling Interests, and Note 14, Equity — Noncontrolling Interests in Total Equity, for a further discussion of the ownership in our operating partnership.
Public Offerings
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
On September 16, 2022, we filed with the United States Securities and Exchange Commission, or the SEC, a Registration Statement on Form S-11 (File No. 333-267464), with respect to a proposed primary public offering of our shares of common stock in conjunction with a contemplated listing of our common stock on the New York Stock Exchange. Such registration statement and contemplated listing are not yet effective. The potential public offering is subject to market conditions, and there can be no assurance as to whether, or when, any such offering may be completed, or as to the size, public offering price or other terms of such offering.
See Note 14, Equity — Common Stock, and Note 14, Equity — Distribution Reinvestment Plan, for a further discussion of our public offerings.
Our Real Estate Investments Portfolio
We currently operate through six reportable business segments: integrated senior health campuses, medical office buildings, skilled nursing facilities, senior housing — leased, hospitals and SHOP. As of September 30, 2022, we owned and/or operated 312 buildings and integrated senior health campuses, or approximately 19,432,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $4,548,366,000, including the fair value of the properties acquired in the Merger. In addition, as of September 30, 2022, we also owned a real estate-related debt investment purchased for $60,429,000.
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
We have evaluated the impacts of the COVID-19 pandemic on our business thus far and incorporated information concerning such impacts into our assessments of liquidity, impairment and collectability from tenants and residents as of September 30, 2022. We will continue to monitor such impacts and will adjust our estimates and assumptions based on the best available information.
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries of which we have control, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership and as of September 30, 2022 and December 31, 2021, we owned an approximately 95.0% and 94.9% general partnership interest therein, respectively, and the remaining 5.0% and 5.1%, respectively, was owned by the NewCo Sellers. Prior to the Merger on October 1, 2021, we owned greater than a 99.99% general partnership interest in our operating partnership and our former advisor was a limited partner that owned less than a 0.01% noncontrolling limited partnership interest in our operating partnership. On October 1, 2021, in connection with the AHI Acquisition, our operating partnership redeemed our former advisor’s 222 limited partnership units in our operating partnership and the 208 limited partnership units owned by GAHR IV Advisor in GAHR IV Operating Partnership.
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

	Three Months Ended September 30,
	2022			2021
	Integrated Senior Health Campuses	SHOP(1)	Total	Integrated Senior Health Campuses	SHOP(1)	Total
Over time	$265,705,000	$38,740,000	$304,445,000	$213,823,000	$20,975,000	$234,798,000
Point in time	63,046,000	815,000	63,861,000	51,520,000	564,000	52,084,000
Total resident fees and services	$328,751,000	$39,555,000	$368,306,000	$265,343,000	$21,539,000	$286,882,000

	Nine Months Ended September 30,
	2022			2021
	Integrated Senior Health Campuses	SHOP(1)	Total	Integrated Senior Health Campuses	SHOP(1)	Total
Over time	$729,079,000	$113,848,000	$842,927,000	$606,811,000	$60,473,000	$667,284,000
Point in time	168,266,000	2,312,000	170,578,000	147,573,000	1,403,000	148,976,000
Total resident fees and services	$897,345,000	$116,160,000	$1,013,505,000	$754,384,000	$61,876,000	$816,260,000
The following tables disaggregate our resident fees and services revenue by payor class:

	Three Months Ended September 30,
	2022			2021
	Integrated Senior Health Campuses	SHOP(1)	Total	Integrated Senior Health Campuses	SHOP(1)	Total
Private and other payors	$151,296,000	$36,228,000	$187,524,000	$122,467,000	$21,258,000	$143,725,000
Medicare	112,547,000	—	112,547,000	84,616,000	—	84,616,000
Medicaid	64,908,000	3,327,000	68,235,000	58,260,000	281,000	58,541,000
Total resident fees and services	$328,751,000	$39,555,000	$368,306,000	$265,343,000	$21,539,000	$286,882,000

	Nine Months Ended September 30,
	2022			2021
	Integrated Senior Health Campuses	SHOP(1)	Total	Integrated Senior Health Campuses	SHOP(1)	Total
Private and other payors	$420,518,000	$106,897,000	$527,415,000	$341,323,000	$60,934,000	$402,257,000
Medicare	300,744,000	—	300,744,000	256,784,000	—	256,784,000
Medicaid	176,083,000	9,263,000	185,346,000	156,277,000	942,000	157,219,000
Total resident fees and services	$897,345,000	$116,160,000	$1,013,505,000	$754,384,000	$61,876,000	$816,260,000
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Accounts Receivable, Net — Resident Fees and Services Revenue
The beginning and ending balances of accounts receivable, net — resident fees and services are as follows:

	Private and Other Payors	Medicare	Medicaid	Total
Beginning balance — January 1, 2022	$42,056,000	$35,953,000	$16,922,000	$94,931,000
Ending balance — September 30, 2022	51,209,000	45,609,000	23,578,000	120,396,000
Increase	$9,153,000	$9,656,000	$6,656,000	$25,465,000
Deferred Revenue — Resident Fees and Services Revenue
The beginning and ending balances of deferred revenue — resident fees and services, almost all of which relates to private and other payors, are as follows:

Total
Beginning balance — January 1, 2022	$14,673,000
Ending balance — September 30, 2022	19,001,000
Increase	$4,328,000
In addition to the deferred revenue above, as of December 31, 2021, we had approximately $12,969,000 remaining in Medicare advance payments that were received during 2020 through an expanded program of the Centers for Medicare & Medicaid Services. Such amounts were included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheet as of December 31, 2021, and were fully applied to Medicare claims and recognized as resident fees and services revenue for the nine months ended September 30, 2022.
Resident and Tenant Receivables and Allowances
Resident receivables, which are related to resident fees and services revenue, are carried net of an allowance for credit losses. An allowance is maintained for estimated losses resulting from the inability of residents and payors to meet the contractual obligations under their lease or service agreements. Substantially all of such allowances are recorded as direct reductions of resident fees and services revenue as contractual adjustments provided to third-party payors or implicit price concessions in our accompanying condensed consolidated statements of operations and comprehensive loss. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the residents’ financial condition, security deposits, cash collection patterns by payor and by state, current economic conditions, future expectations in estimating credit losses and other relevant factors. Tenant receivables, which are related to real estate revenue, and unbilled deferred rent receivables are reduced for uncollectible amounts, which are recognized as direct reductions of real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss.
As of September 30, 2022 and December 31, 2021, we had $14,283,000 and $12,378,000, respectively, in allowances, which were determined necessary to reduce receivables by our expected future credit losses. For the nine months ended September 30, 2022 and 2021, we increased allowances by $16,476,000 and $9,098,000, respectively, and reduced allowances for collections or adjustments by $5,451,000 and $5,828,000, respectively. For the nine months ended September 30, 2022 and 2021, $9,120,000 and $3,105,000, respectively, of our receivables were written off against the related allowances.
Accounts Payable and Accrued Liabilities
As of September 30, 2022 and December 31, 2021, accounts payable and accrued liabilities primarily include insurance reserves of $40,474,000 and $36,440,000, respectively, reimbursement of payroll-related costs to the managers of our SHOP and integrated senior health campuses of $34,859,000 and $31,101,000, respectively, accrued property taxes of $29,043,000 and $22,102,000, respectively, accrued developments and capital expenditures to unaffiliated third parties of $25,096,000 and $22,852,000, respectively, and accrued distributions to common stockholders of $26,417,000 and $8,768,000, respectively.
Recently Issued Accounting Pronouncements
In July 2021, the FASB issued Accounting Standard Update, or ASU, 2021-05, Leases (Topic 842): Lessors — Certain Leases with Variable Lease Payments, or ASU 2021-05, which amends the lease classification requirements for lessors to align them with practice under the previous lease accounting standard, ASC Topic 840, Leases. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if both of the

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
following criteria are met: (1) the lease would have been classified as a sales-type lease or a direct financing lease; and (2) the lessor would have otherwise recognized a day-one loss. ASU 2021-05 was effective for fiscal years beginning after December 15, 2021. Early adoption was permitted. We adopted such accounting pronouncement on January 1, 2022, which did not have a material impact to our consolidated financial statements and disclosures as we have no material sales-type or direct financing leases.
In March 2022, the FASB issued ASU 2022-02, Financial Instruments — Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures, or ASU 2022-02, which eliminates certain previously issued accounting guidance for troubled debt restructurings, or TDRs, and enhances disclosure requirements surrounding refinancings, restructurings, and write-offs. Current GAAP provides an exception to general recognition and measurement guidance for loan restructurings if they meet specific criteria to be considered TDRs. If a modification is a TDR, incremental expected losses are recorded in the allowance for credit losses upon modification and specific disclosures are required. The new amendment eliminates the TDR recognition and measurement guidance and requires the reporting entity to evaluate whether the modification represents a new loan or a continuation of an existing loan, consistent with accounting for other loan modifications. The amendment also requires public business entities to disclose current-period gross write-offs by year of origination for certain financing receivables and net investments in leases. For entities that have adopted the previously issued guidance amended by this update, ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which we adopted during the year ended December 31, 2020, this update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for entities that have adopted the previously issued guidance amended by this update. We are currently evaluating this guidance to determine the impact to our condensed consolidated financial statements and disclosures.
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Building, improvements and construction in process	$3,595,437,000	$3,505,786,000
Land and improvements	334,496,000	334,562,000
Furniture, fixtures and equipment	218,052,000	198,224,000
	4,147,985,000	4,038,572,000
Less: accumulated depreciation	(621,394,000)	(523,886,000)
	$3,526,591,000	$3,514,686,000
Depreciation expense for the three months ended September 30, 2022 and 2021 was $35,327,000 and $24,769,000, respectively, and for the nine months ended September 30, 2022 and 2021 was $104,077,000 and $73,622,000, respectively. For the three months ended September 30, 2022, we incurred capital expenditures of $14,578,000 for our medical office buildings, $9,154,000 for our integrated senior health campuses, $1,867,000 for our SHOP and $93,500 for our hospitals. We did not incur any capital expenditures for our properties within our skilled nursing facilities and senior housing — leased segments for the three months ended September 30, 2022. For the nine months ended September 30, 2022, we incurred capital expenditures of $25,932,000 for our integrated senior health campuses, $21,156,000 for our medical office buildings, $4,918,000 for our SHOP and $93,500 for our hospitals. We did not incur any capital expenditures for our properties within our skilled nursing facilities and senior housing — leased segments for the nine months ended September 30, 2022.
For the three and nine months ended September 30, 2022, we determined that five and eight of our SHOP, respectively, were impaired and recognized an aggregate impairment charge of $21,851,000 and $39,191,000, respectively, which reduced the total carrying value of such eight SHOP to $63,154,000 as of September 30, 2022. The fair value of one of our SHOP was determined by the sales price from an executed purchase and sale agreement with a third-party buyer, which was considered a Level 2 measurement within the fair value hierarchy. The fair value of our remaining seven SHOP were based on their projected sales prices, which were considered Level 2 measurements within the fair value hierarchy.
We did not recognize impairment charges on real estate investments for the three months ended September 30, 2021. For the nine months ended September 30, 2021, we determined that one medical office building was impaired and recognized an impairment charge of $3,335,000, which reduced the carrying value of such asset to $2,880,000. The fair value of such property was determined based on the contract sales price of an executed purchase and sale agreement with a third-party buyer, and adjusted for anticipated selling costs, which was considered a Level 2 measurement within the fair value hierarchy. We

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
disposed of such impaired medical office building in July 2021 for a contract sales price of $3,000,000 and recognized a net gain on sale of $346,000.
Acquisitions and Development of Real Estate Investments
Included in the capital expenditure amounts above are costs for the development and expansion of our integrated senior health campuses. For the nine months ended September 30, 2022, we exercised our right to purchase a leased property that cost $15,462,000 to develop and incurred $1,204,000 to expand one of our existing integrated senior health campuses. In addition, for the nine months ended September 30, 2022, we, through a majority-owned subsidiary of Trilogy Investors, LLC, or Trilogy, acquired a land parcel in Indiana for a contract purchase price of $320,000, plus closing costs.
In April and May 2022, we, through a majority-owned subsidiary of Trilogy, of which we own 72.9%, exercised the purchase options to acquire four previously leased real estate investments located in Indiana and Kentucky for an aggregate contract purchase price of $54,805,000, which investments are included in our integrated senior health campuses segment. We financed such acquisitions with cash on hand and a mortgage loan payable with a principal balance of $52,725,000.
We accounted for our acquisitions of land and previously leased real estate investments completed during the nine months ended September 30, 2022 as asset acquisitions. We incurred and capitalized direct acquisition related expenses of $292,000. The following table summarizes the purchase price of such assets acquired, adjusted for $37,464,000 operating lease right-of-use assets and $36,326,000 operating lease liabilities, and based on their relative fair values:

2022 Acquisitions
Building and improvements	$49,645,000
Land and improvements	8,173,000
Total assets acquired	$57,818,000
Disposition of Real Estate Investment
During the nine months ended September 30, 2022, we disposed of one integrated senior health campus in Indiana for a contract sales price of $12,000,000 and recognized a gain on sale of $2,092,000.
Sale of Controlling Interests in Real Estate Investments
On February 8, 2022, we sold approximately 74.0% of our ownership interests in several real estate development assets within our integrated senior health campuses segment for an aggregate sales price of $19,622,000 and we recognized an aggregate gain on sale of $683,000 for the nine months ended September 30, 2022. At the time of sale, we retained approximately 26.0% ownership interests in such real estate development assets. As of September 30, 2022, we own approximately 31.6% ownership interests in such real estate development assets, which interests are accounted for as investments in unconsolidated entities within other assets, net in our accompanying condensed consolidated balance sheet as of September 30, 2022. From February 8, 2022 through September 30, 2022, our interests in the net earnings or losses of such unconsolidated entities were included in income or loss from unconsolidated entities in our accompanying condensed consolidated statements of operations and comprehensive loss.
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
On April 1, 2022, we, through a majority-owned subsidiary of Trilogy, acquired a 50.0% interest in a pharmaceutical business in Florida from an unaffiliated third party and incurred transaction costs of $938,000. Prior to such pharmaceutical business acquisition, we, through a majority-owned subsidiary of Trilogy, owned the other 50.0% interest in such business, which investment was included in investments in unconsolidated entities within other assets, net in our accompanying condensed consolidated balance sheet as of December 31, 2021. Therefore, through March 31, 2022, our 50.0% interest in the net earnings or losses of such unconsolidated entity was included in income or loss from unconsolidated entities in our accompanying condensed consolidated statements of operations and comprehensive loss.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
On August 1, 2022, we, through a majority-owned subsidiary of Trilogy, acquired the 50.0% controlling interest in a privately held company, RHS Partners, LLC, or RHS, that owns and/or operates 16 integrated senior health campuses located in Indiana, from an unaffiliated third party. The contract purchase price for the acquisition of RHS was $36,661,000 plus immaterial closing costs, which was primarily acquired using cash on hand. Prior to such acquisition, we owned 50.0% interest in RHS, which was accounted for as an equity method investment and was included in investments in unconsolidated entities within other assets, net in our accompanying condensed consolidated balance sheet as of December 31, 2021. Therefore, through July 31, 2022, our 50.0% equity interest in the net earnings or losses of RHS was included in income or loss from unconsolidated entities in our accompanying condensed consolidated statements of operations and comprehensive loss. In connection with the acquisition of RHS, we re-measured the fair value of our previously held equity interest in RHS and recognized a gain on re-measurement of $19,567,000 in our accompanying condensed consolidated statements of operations and comprehensive loss.
We accounted for the three acquisitions for the nine months ended September 30, 2022 above as business combinations, which are included within our integrated senior health campuses segment. Based on quantitative and qualitative considerations, such business combinations were not material to us individually or in the aggregate and, therefore, pro forma financial information is not provided. We did not complete any acquisitions accounted for as business combinations for the nine months ended September 30, 2021.
The table below summarizes the acquisition date fair values of the assets acquired and liabilities assumed of our 2022 acquisitions accounted for as business combinations. The fair values of the assets acquired and liabilities assumed during 2022 were preliminary estimates. Any necessary adjustments will be finalized within one year from the date of acquisition.

2022 Acquisitions
Operating lease right-of-use assets	$153,777,000
Building and improvements	80,533,000
Goodwill	44,990,000
Accounts receivable, net	19,472,000
In-place leases	10,330,000
Land	8,755,000
Cash and restricted cash	9,723,000
Certificates of need	3,567,000
Furniture, fixtures and equipment	1,936,000
Other assets	1,787,000
Total assets acquired	334,870,000
Operating lease liabilities	(161,121,000)
Mortgage loan payable	(45,300,000)
Security deposits and other liabilities	(15,994,000)
Accounts payable and accrued liabilities	(15,060,000)
Financing obligations	(65,000)
Total liabilities assumed	(237,540,000)
Net assets acquired	$97,330,000
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
As of September 30, 2022 and December 31, 2021, the carrying amount of the debt security investment was $82,067,000 and $79,315,000, respectively, net of unamortized closing costs of $830,000 and $1,004,000, respectively. Accretion on the

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
debt security for the three months ended September 30, 2022 and 2021 was $960,000 and $922,000, respectively, and for the nine months ended September 30, 2022 and 2021 was $2,926,000 and $2,710,000, respectively, which is recorded as an increase to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss. Amortization expense of closing costs for the three months ended September 30, 2022 and 2021 was $60,000 and $52,000, respectively, and for the nine months ended September 30, 2022 and 2021 was $174,000 and $148,000, respectively, which is recorded as a decrease to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss. We evaluated credit quality indicators such as the agency ratings and the underlying collateral of such investment in order to determine expected future credit loss. No credit loss was recorded for the three and nine months ended September 30, 2022 and 2021.
6. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Intangible assets subject to amortization:
In-place leases, net of accumulated amortization of $34,036,000 and $28,120,000 as of September 30, 2022 and December 31, 2021, respectively (with a weighted average remaining life of 7.4 years and 8.2 years as of September 30, 2022 and December 31, 2021, respectively)	$74,761,000	$81,538,000
Above-market leases, net of accumulated amortization of $5,419,000 and $2,082,000 as of September 30, 2022 and December 31, 2021, respectively (with a weighted average remaining life of 9.2 years and 9.7 years as of September 30, 2022 and December 31, 2021, respectively)	31,736,000	35,106,000
Customer relationships, net of accumulated amortization of $747,000 and $635,000 as of September 30, 2022 and December 31, 2021, respectively (with a weighted average remaining life of 13.9 years and 14.7 years as of September 30, 2022 and December 31, 2021, respectively)	2,093,000	2,205,000
Internally developed technology and software, net of accumulated amortization of $399,000 as of December 31, 2021 (with a weighted average remaining life of 0.7 years as of December 31, 2021)	—	70,000
Intangible assets not subject to amortization:
Certificates of need	98,592,000	99,165,000
Trade names	30,787,000	30,787,000
	$237,969,000	$248,871,000
Amortization expense on identified intangible assets for the three months ended September 30, 2022 and 2021 was $5,534,000 and $784,000, respectively, which included $1,113,000 and $67,000, respectively, of amortization recorded as a decrease to real estate revenue for above-market leases in our accompanying condensed consolidated statements of operations and comprehensive loss. Amortization expense on identified intangible assets for the nine months ended September 30, 2022 and 2021 was $19,894,000 and $3,481,000, respectively, which included $3,340,000 and $407,000, respectively, of amortization recorded as a decrease to real estate revenue for above-market leases in our accompanying condensed consolidated statements of operations and comprehensive loss.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The aggregate weighted average remaining life of the identified intangible assets was 8.1 years and 8.8 years as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, estimated amortization expense on the identified intangible assets for the three months ending December 31, 2022 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2022	$8,233,000
2023	21,162,000
2024	13,640,000
2025	11,001,000
2026	9,831,000
Thereafter	44,723,000
$108,590,000
7. Other Assets, Net
Other assets, net consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Deferred rent receivables	$45,921,000	$41,061,000
Prepaid expenses, deposits, other assets and deferred tax assets, net	33,367,000	22,484,000
Lease commissions, net of accumulated amortization of $5,938,000 and $4,911,000 as of September 30, 2022 and December 31, 2021, respectively	19,032,000	16,120,000
Inventory	18,875,000	18,929,000
Investments in unconsolidated entities	9,431,000	15,615,000
Deferred financing costs, net of accumulated amortization of $5,011,000 and $8,469,000 as of September 30, 2022 and December 31, 2021, respectively	4,795,000	3,781,000
Lease inducement, net of accumulated amortization of $2,105,000 and $1,842,000 as of September 30, 2022 and December 31, 2021, respectively (with a weighted average remaining life of 8.2 years and 8.9 years as of September 30, 2022 and December 31, 2021, respectively)	2,895,000	3,158,000
	$134,316,000	$121,148,000
Deferred financing costs included in other assets were related to the 2018 Credit Facility, 2019 Credit Facility, 2019 Trilogy Credit Facility and the senior unsecured revolving credit facility portion of the 2022 Credit Facility. See Note 9, Lines of Credit and Term Loans, for a further discussion. Amortization expense on lease inducement for both the three months ended September 30, 2022 and 2021 was $87,000, and amortization expense on lease inducement for both the nine months ended September 30, 2022 and 2021 was $263,000, which is recorded as a decrease to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss.
8. Mortgage Loans Payable, Net
As of September 30, 2022 and December 31, 2021, mortgage loans payable were $1,177,244,000 ($1,159,159,000, net of discount/premium and deferred financing costs) and $1,116,216,000 ($1,095,594,000, net of discount/premium and deferred financing costs), respectively. As of September 30, 2022, we had 64 fixed-rate mortgage loans payable and 13 variable-rate mortgage loans payable with effective interest rates ranging from 2.21% to 6.52% per annum based on interest rates in effect as of September 30, 2022 and a weighted average effective interest rate of 3.85%. As of December 31, 2021, we had 66 fixed-rate mortgage loans payable and 12 variable-rate mortgage loans payable with effective interest rates ranging from 2.21% to 5.25% per annum based on interest rates in effect as of December 31, 2021 and a weighted average effective interest rate of 3.21%. We are required by the terms of certain loan documents to meet certain reporting requirements and covenants, such as net worth ratios, fixed charge coverage ratios and leverage ratios.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Mortgage loans payable, net consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Total fixed-rate debt	$805,284,000	$845,504,000
Total variable-rate debt	371,960,000	270,712,000
Total fixed- and variable-rate debt	1,177,244,000	1,116,216,000
Less: deferred financing costs, net	(8,001,000)	(8,680,000)
Add: premium	267,000	397,000
Less: discount	(10,351,000)	(12,339,000)
Mortgage loans payable, net	$1,159,159,000	$1,095,594,000
The following table reflects the changes in the carrying amount of mortgage loans payable, net for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Beginning balance	$1,095,594,000	$810,478,000
Additions:
Borrowings under mortgage loans payable	156,120,000	393,817,000
Assumption of mortgage loans payable	45,300,000	—
Amortization of deferred financing costs	1,701,000	3,436,000
Amortization of discount/premium on mortgage loans payable, net	1,879,000	606,000
Deductions:
Scheduled principal payments on mortgage loans payable	(53,317,000)	(30,688,000)
Early payoff of mortgage loans payable	(78,437,000)	(101,734,000)
Payoff of a mortgage loan payable due to disposition of real estate investment	(8,637,000)	—
Deferred financing costs	(1,044,000)	(2,210,000)
Ending balance	$1,159,159,000	$1,073,705,000
For the three and nine months ended September 30, 2022, we incurred an aggregate loss on the extinguishment of mortgage loans payable of $628,000 and $1,877,000, respectively, which is recorded as an increase to interest expense in our accompanying condensed consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2022, such aggregate loss on debt extinguishment was primarily related to the payoff of a mortgage loan payable due to the disposition of a real estate investment and the write-off of unamortized loan discount related to eight mortgage loans payable that we refinanced on January 1, 2022 that were due to mature in 2044 through 2052.
For the three and nine months ended September 30, 2021, we incurred an aggregate loss on the extinguishment of mortgage loans payable of $0 and $2,293,000, respectively, which is recorded as an increase to interest expense in our accompanying condensed consolidated statements of operations and comprehensive loss. Such loss was primarily related to the write-off of unamortized deferred financing costs of 10 mortgage loans payable that we refinanced on January 29, 2021 that were due to mature in 2053.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of September 30, 2022, the principal payments due on our mortgage loans payable for the three months ending December 31, 2022 and for each of the next four years ending December 31 and thereafter were as follows:

Year	Amount
2022	$12,791,000
2023	228,016,000
2024	229,487,000
2025	29,169,000
2026	155,249,000
Thereafter	522,532,000
$1,177,244,000
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
As of September 30, 2022, our aggregate borrowing capacity under the 2022 Credit Facility was $1,050,000,000, excluding the $25,000,000 in standby letters of credit described above. As of September 30, 2022, borrowings outstanding under the 2022 Credit Facility totaled $963,900,000 ($963,008,000, net of deferred financing costs related to the senior unsecured term loan facility portion of the 2022 Credit Facility) and the weighted average interest rate on such borrowings outstanding was 4.76% per annum.
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
As of both September 30, 2022 and December 31, 2021, our aggregate borrowing capacity under the 2019 Trilogy Credit Facility was $360,000,000. As of September 30, 2022 and December 31, 2021, borrowings outstanding under the 2019 Trilogy Credit Facility totaled $329,035,000 and $304,734,000, respectively, and the weighted average interest rate on such borrowings outstanding was 5.84% and 2.85% per annum, respectively.
10. Derivative Financial Instruments
We have used derivative financial instruments to manage interest rate risk associated with variable-rate debt. We recorded such derivative financial instruments in our accompanying condensed consolidated balance sheets as either an asset or a liability measured at fair value. We did not have any derivative financial instruments as of September 30, 2022. The following table lists the derivative financial instruments held by us as of December 31, 2021, which were included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets:

Instrument	Notional Amount	Index	Interest Rate	Maturity Date	Fair Value December 31, 2021
Swap	$250,000,000	one month LIBOR	2.10%	01/25/22	$332,000
Swap	$130,000,000	one month LIBOR	1.98%	01/25/22	162,000
Swap	$100,000,000	one month LIBOR	0.20%	01/25/22	6,000
					$500,000
As of December 31, 2021, none of our derivative financial instruments were designated as hedges. Derivative financial instruments not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements. On January 25, 2022, our interest rate swap contracts matured. For the three months ended September 30, 2022 and 2021, we recorded $0 and $1,860,000, respectively, and for the nine months ended September 30, 2022 and 2021, we recorded $500,000 and $5,456,000, respectively, as a decrease to interest expense in our accompanying condensed consolidated statements of operations and comprehensive loss related to the change in the fair value of our derivative financial instruments.
See Note 16, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments.
11. Identified Intangible Liabilities, Net
As of September 30, 2022 and December 31, 2021, identified intangible liabilities, net consisted of below-market leases of $11,249,000 and $12,715,000, respectively, net of accumulated amortization of $2,113,000 and $1,047,000, respectively. Amortization expense on below-market leases for the three months ended September 30, 2022 and 2021 was $413,000 and $45,000, respectively, and for the nine months ended September 30, 2022 and 2021 was $1,436,000 and $137,000, respectively, which is recorded as an increase to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The weighted average remaining life of below-market leases was 8.6 years and 9.1 years as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, estimated amortization expense on below-market leases for the three months ending December 31, 2022 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2022	$411,000
2023	1,596,000
2024	1,475,000
2025	1,347,000
2026	1,198,000
Thereafter	5,222,000
$11,249,000
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
13. Redeemable Noncontrolling Interests
As a result of the Merger and the AHI Acquisition, as of September 30, 2022 and December 31, 2021, we, through our direct and indirect subsidiaries, own an approximately 95.0% and 94.9% general partnership interest, respectively, in our operating partnership and the remaining approximate 5.0% and 5.1% limited partnership interest, respectively, in our operating partnership is owned by the NewCo Sellers. Some of the limited partnership units outstanding, which account for approximately 1.0% of our total operating partnership units outstanding, have redemption features outside of our control and are accounted for as redeemable noncontrolling interests presented outside of permanent equity in our accompanying condensed consolidated balance sheets.
As of both September 30, 2022 and December 31, 2021, we, through Trilogy REIT Holdings LLC, or Trilogy REIT Holdings, in which we indirectly hold a 76.0% ownership interest, owned 95.9% of the outstanding equity interests of Trilogy. As of both September 30, 2022 and December 31, 2021, certain members of Trilogy’s management and certain members of an advisory committee to Trilogy’s board of directors owned approximately 4.1% of the outstanding equity interests of Trilogy. The noncontrolling interests held by such members have redemption features outside of our control and are accounted for as redeemable noncontrolling interests in our accompanying condensed consolidated balance sheets.
As a result of the Merger and through our operating partnership, as of September 30, 2022 and December 31, 2021, we own approximately 98.0% of the joint ventures with an affiliate of Meridian Senior Living, LLC, or Meridian, that own Central Florida Senior Housing Portfolio, Pinnacle Beaumont ALF and Pinnacle Warrenton ALF. Also as a result of the Merger, as of September 30, 2022 and December 31, 2021, we also own approximately 90.0% of the joint venture with Avalon Health Care, Inc., or Avalon, that owns Catalina West Haven ALF and Catalina Madera ALF. The noncontrolling interests held by Meridian

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
and Avalon have redemption features outside of our control and are accounted for as redeemable noncontrolling interests in our accompanying condensed consolidated balance sheets. Both of our joint ventures with an affiliate of Meridian and with Avalon described above were acquired on October 1, 2021, upon consummation of the Merger.
We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Beginning balance	$72,725,000	$40,340,000
Additional redeemable noncontrolling interest	273,000	132,000
Reclassification from equity	62,000	—
Distributions	(2,108,000)	(550,000)
Repurchase of redeemable noncontrolling interests	—	(166,000)
Adjustment to redemption value	14,594,000	810,000
Net income (loss) attributable to redeemable noncontrolling interests	323,000	(397,000)
Ending balance	$85,869,000	$40,169,000
14. Equity
Preferred Stock
Pursuant to our charter, we are authorized to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of both September 30, 2022 and December 31, 2021, no shares of preferred stock were issued and outstanding.
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
On January 30, 2019, we filed a Registration Statement on Form S-3 under the Securities Act to register a maximum of $200,000,000 of additional shares of our common stock to be issued pursuant to the GAHR III Amended and Restated DRIP, or the 2019 GAHR III DRIP Offering, which we commenced offering on April 1, 2019, following the deregistration of the 2015 GAHR III DRIP Offering. On May 29, 2020, our board authorized the suspension of the 2019 GAHR III DRIP Offering, and consequently, ceased issuing shares pursuant to such offering following the distributions paid in June 2020 to stockholders of record on or prior to the close of business on May 31, 2020. As a result of the Merger, we deregistered the 2019 GAHR III DRIP Offering on October 4, 2021. Further, on October 4, 2021, our board authorized the reinstatement of our distribution reinvestment plan, as amended, or the AHR DRIP, to offer up to $100,000,000 of shares of our common stock pursuant to a Registration Statement on Form S-3 under the Securities Act filed by GAHR IV, or the AHR DRIP Offering. On November 14, 2022, our board suspended the AHR DRIP Offering beginning with the distributions declared, if any, for the quarter ending December 31, 2022. See Note 22, Subsequent Events. We collectively refer to the Initial DRIP portion of the GAHR III initial offering, the 2015 GAHR III DRIP Offering, the 2019 GAHR III DRIP Offering and the AHR DRIP Offering as our DRIP Offerings. See Note 1, Organization and Description of Business — Public Offering and the “Distribution Reinvestment Plan” section below for a further discussion.
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
As a result of the Merger, we deregistered the 2019 GAHR III DRIP Offering on October 4, 2021. Further, on October 4, 2021, our board reinstated distributions and authorized the reinstatement of the AHR DRIP Offering. As a result, beginning with the October 2021 distribution, which was paid in November 2021, stockholders who previously enrolled as participants in the AHR DRIP received distributions in shares of our common stock pursuant to the terms of the AHR DRIP, instead of cash distributions. As of September 30, 2022, a total of $80,754,000 in distributions were reinvested that resulted in 8,575,687 shares of common stock being issued pursuant to the AHR DRIP Offering. On November 14, 2022, our board suspended the AHR DRIP Offering beginning with the distributions declared, if any, for the quarter ending December 31, 2022. See Note 22, Subsequent Events.
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
For the three and nine months ended September 30, 2022, $3,671,000 and $26,118,000, respectively, in distributions were reinvested and 395,174 and 2,820,674 shares of our common stock, respectively, were issued pursuant to our DRIP Offerings. For both the three and nine months ended September 30, 2021, there were no distributions reinvested pursuant to our DRIP Offerings.
Share Repurchase Plan
Our share repurchase plan allowed for repurchases of shares of our common stock by us when certain criteria are met. Share repurchases were made at the sole discretion of our board. Subject to the availability of the funds for share repurchases and other certain conditions, we generally limited the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided however, that shares subject to a repurchase requested upon the death or “qualifying disability,” as defined in our share repurchase plan, of a stockholder were not subject to this cap. Funds for the repurchase of shares of our common stock come from the cumulative proceeds we received from the sale of shares of our common stock pursuant to our DRIP Offerings.
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
During the three and nine months ended September 30, 2022, we repurchased 608,138 and 1,755,973 shares of our common stock, respectively, for an aggregate of $5,650,000 and $16,233,000, respectively, at an average repurchase price of $9.29 and $9.24 per share, respectively. During the three and nine months ended September 30, 2021, we did not repurchase any shares of common stock. In October 2022, we repurchased 478,136 shares of our common stock, for an aggregate of $4,442,000, at a repurchase price of $9.29 per share. All shares were repurchased using the cumulative proceeds we received from the sale of shares of our common stock pursuant to our DRIP Offerings. On November 14, 2022, our board suspended the share repurchase plan for all repurchases, including repurchases resulting from the death or qualifying disability of stockholders, beginning with share repurchase requests for the quarter ending December 31, 2022. See Note 22, Subsequent Events.
Noncontrolling Interests in Total Equity
As of both September 30, 2022 and December 31, 2021, Trilogy REIT Holdings owned approximately 95.9% of Trilogy. Prior to October 1, 2021, we were the indirect owner of a 70.0% interest in Trilogy REIT Holdings pursuant to an amended joint venture agreement with an indirect, wholly owned subsidiary of NorthStar Healthcare Income, Inc., or NHI, and a wholly owned subsidiary of GAHR IV Operating Partnership. We serve as the managing member of Trilogy REIT Holdings. As part of the Merger on October 1, 2021, the wholly owned subsidiary of GAHR IV Operating Partnership sold its 6.0% interest in Trilogy REIT Holdings to GAHR III, thereby increasing our indirect ownership in Trilogy REIT Holdings to 76.0%. Through September 30, 2021, 30.0% of the net earnings of Trilogy REIT Holdings were allocated to noncontrolling interests, and since October 1, 2021, 24.0% of the net earnings of Trilogy REIT Holdings were allocated to a noncontrolling interest.
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
In December 2021, we redeemed a part of the time-based Profit Interests, and all of the performance-based Profit Interests that were included in noncontrolling interests in total equity. We redeemed such Profit Interests in cash and through the issuance of additional equity interests in Trilogy that are classified as redeemable noncontrolling interests in our accompanying condensed consolidated balance sheets. There were no canceled, expired or exercised Profit Interests during the three and nine months ended September 30, 2022 and 2021. For the three months ended September 30, 2022 and 2021, we recognized stock compensation expense related to the Profit Interests of $20,000 and $0, respectively, and for the nine months ended September 30, 2022 and 2021, we recognized stock compensation expense related to the Profit Interests of $62,000 and $(14,000), respectively.
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
As of both September 30, 2022 and December 31, 2021, we owned an 86.0% interest in a consolidated limited liability company that owns Lakeview IN Medical Plaza. As such, 14.0% of the net earnings of Lakeview IN Medical Plaza were allocated to noncontrolling interests for the three and nine months ended September 30, 2022 and 2021.
As of both September 30, 2022 and December 31, 2021, we owned a 90.6% membership interest in a consolidated limited liability company that owns Southlake TX Hospital. As such, 9.4% of the net earnings of Southlake TX Hospital were allocated to noncontrolling interests for the three and nine months ended September 30, 2022 and 2021.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
On October 1, 2021, upon consummation of the Merger, through our operating partnership, we acquired an approximate 90.0% interest in a joint venture that owns the Louisiana Senior Housing Portfolio. As such, 10.0% of the net earnings of the joint venture were allocated to noncontrolling interests in our accompanying condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2022.
As discussed in Note 1, Organization and Description of Business, as a result of the Merger and the AHI Acquisition, as of September 30, 2022 and December 31, 2021, we, through our direct and indirect subsidiaries, own an approximately 95.0% and 94.9% general partnership interest, respectively, in our operating partnership and the remaining approximately 5.0% and 5.1% limited partnership interest, respectively, in our operating partnership is owned by the NewCo Sellers. As of September 30, 2022 and December 31, 2021, approximately 4.0% and 4.1% of our total operating partnership units outstanding, respectively, is presented in total equity in our accompanying condensed consolidated balance sheets. See Note 13, Redeemable Noncontrolling Interests, for a further discussion.
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
Through September 30, 2022, we granted an aggregate of 1,157,213 shares of our restricted common stock under our incentive plan. Such amount includes: (i) 222,458 shares of our restricted Class T common stock, at a weighted average grant date fair value of $9.52 per share, to our independent directors; (ii) 490,515 time-based shares of our restricted Class T common stock, at a grant date fair value of $9.22 per share or $9.29 per share, as applicable, to certain executive officers and key employees; (iii) 319,149 shares of our restricted Class T common stock, at a grant date fair value of $9.22 per share, to certain of our key employees; and (iv) 125,091 shares of our restricted Class I common stock issued upon the conversion of restricted common stock that GAHR III granted prior to the Merger. Also, through September 30, 2022, we granted 117,410 performance-based restricted stock units pursuant to our incentive plan to certain executive officers representing the right to receive shares of our Class T common stock upon vesting, at a grant date fair value of $9.29 per unit, net of 46,096 performance-based restricted stock units that were forfeited during the nine months ended September 30, 2022. Further, for the nine months ended September 30, 2022, we granted 76,800 time-based restricted stock units under our incentive plan, at a grant date fair value of $9.29 per share, to certain employees representing the right to receive shares of our Class T common stock upon vesting.
For the three months ended September 30, 2022 and 2021, we recognized stock based compensation expense related to awards granted pursuant to our incentive plan of $914,000 and $13,000, respectively. For the nine months ended September 30, 2022 and 2021, we recognized stock based compensation expense related to awards granted pursuant to our incentive plan of $2,705,000 and $66,000, respectively. Such stock based compensation expense was included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive loss.
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Fees and expenses incurred to our former advisor or its affiliates for the three and nine months ended September 30, 2021 were as follows:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Asset management fees(1)	$5,424,000	$16,187,000
Property management fees(2)	674,000	2,009,000
Development fees(3)	214,000	854,000
Operating expenses(4)	44,000	160,000
Construction management fees(5)	38,000	118,000
Lease fees(6)	25,000	410,000
Acquisition fees(7)	19,000	1,363,000
	$6,438,000	$21,101,000
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
(4)We reimbursed our former advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations. For the 12 months ended September 30, 2021, our operating expenses did not exceed such limitations. Operating expenses were generally included in general and administrative in our accompanying condensed consolidated statements of operations and comprehensive loss.
(5)Construction management fees were capitalized as part of the associated asset and included in real estate investments, net in our accompanying condensed consolidated balance sheets.
(6)Lease fees were capitalized as costs of entering into new leases and included in other assets, net in our accompanying condensed consolidated balance sheets.
(7)Acquisition fees in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments were capitalized as part of the associated investments in our accompanying condensed consolidated balance sheets.
Accounts Payable Due to Affiliates
We did not have any amounts outstanding to our affiliates as of September 30, 2022. The following amounts were outstanding to our affiliates as of December 31, 2021:

Fee	December 31, 2021
Lease commissions	$245,000
Development fees	229,000
Construction management fees	152,000
Operating expenses	100,000
Asset and property management fees	83,000
Acquisition fees	57,000
$866,000

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
16. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2022, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Warrants	$—	$—	$678,000	$678,000
Total liabilities at fair value	$—	$—	$678,000	$678,000
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
There were no transfers into and out of fair value measurement levels during the nine months ended September 30, 2022 and 2021.
Warrants
As of September 30, 2022 and December 31, 2021, we have recorded $678,000 and $786,000, respectively, related to warrants in Trilogy common units held by certain members of Trilogy’s management, which is included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets. Once exercised, these warrants have redemption features similar to the common units held by members of Trilogy’s management. See Note 13, Redeemable Noncontrolling Interests, for a further discussion. As of September 30, 2022 and December 31, 2021, the carrying value is a reasonable estimate of fair value.
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
Although we determined that the majority of the inputs used to value our derivative financial instruments fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of December 31, 2021, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy. As of September 30, 2022, we did not have any derivative financial instruments.
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
The fair value of our debt security investment is estimated using a discounted cash flow analysis using interest rates available to us for investments with similar terms and maturities. The fair values of our mortgage loans payable and our lines of credit and term loans are estimated using discounted cash flow analyses using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that the valuations of our debt security investment, mortgage loans payable and lines of credit and term loans are classified in Level 2 within the fair value hierarchy. The carrying amounts and estimated fair values of such financial instruments as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022		December 31, 2021
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Financial Assets:
Debt security investment	$82,067,000	$92,831,000	$79,315,000	$93,920,000
Financial Liabilities:
Mortgage loans payable	$1,159,159,000	$1,022,541,000	$1,095,594,000	$1,075,729,000
Lines of credit and term loans	$1,287,248,000	$1,294,231,000	$1,222,853,000	$1,226,636,000
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
We recognize the financial statement effects of an uncertain tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of both September 30, 2022 and December 31, 2021,

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of September 30, 2022 and December 31, 2021, our valuation allowance fully reserves the net deferred tax assets due to historical losses and inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.
18. Leases
Lessor
We have operating leases with tenants that expire at various dates through 2050. For the three months ended September 30, 2022 and 2021, we recognized $50,041,000 and $28,320,000, respectively, of revenues related to operating lease payments, of which $9,522,000 and $4,181,000, respectively, was for variable lease payments. For the nine months ended September 30, 2022 and 2021, we recognized $150,860,000 and $86,258,000, respectively, of revenues related to operating lease payments, of which $29,598,000 and $13,835,000, respectively, was for variable lease payments. As of September 30, 2022, the following table sets forth the undiscounted cash flows for future minimum base rents due under operating leases for the three months ending December 31, 2022 and for each of the next four years ending December 31 and thereafter for properties that we wholly own:

Year	Amount
2022	$38,476,000
2023	150,888,000
2024	141,860,000
2025	128,746,000
2026	118,101,000
Thereafter	693,229,000
Total	$1,271,300,000
Lessee
We lease certain land, buildings, furniture, fixtures, campus equipment, office equipment and automobiles. We have lease agreements with lease and non-lease components, which are generally accounted for separately. Most leases include one or more options to renew, with renewal terms that generally can extend at various dates through 2107, excluding extension options. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. As of September 30, 2022, we had future lease payments of $28,747,000 for an operating lease that had not yet commenced. Such operating lease will commence in fiscal year 2022 with a lease term of 15 years.
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The components of lease costs were as follows:

		Three Months Ended September 30,
Lease Cost	Classification	2022	2021
Operating lease cost(1)	Property operating expenses, rental expenses or general and administrative expenses	$9,322,000	$5,530,000
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	310,000	332,000
Interest on lease liabilities	Interest expense	43,000	81,000
Sublease income	Resident fees and services revenue or other income	(156,000)	(57,000)
Total lease cost		$9,519,000	$5,886,000

		Nine Months Ended September 30,
Lease Cost	Classification	2022	2021
Operating lease cost(1)	Property operating expenses, rental expenses or general and administrative expenses	$21,086,000	$17,365,000
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	939,000	1,125,000
Interest on lease liabilities	Interest expense	183,000	273,000
Sublease income	Resident fees and services revenue or other income	(538,000)	(63,000)
Total lease cost		$21,670,000	$18,700,000
___________
(1)Includes short-term leases and variable lease costs, which are immaterial.
Additional information related to our leases for the periods presented below was as follows:

Lease Term and Discount Rate	September 30, 2022	December 31, 2021
Weighted average remaining lease term (in years):
Operating leases	12.8	16.9
Finance leases	2.5	3.6
Weighted average discount rate:
Operating leases	5.60%	5.52%
Finance leases	7.62%	7.68%

	Nine Months Ended September 30,
Supplemental Disclosure of Cash Flows Information	2022	2021
Operating cash outflows related to finance leases	$183,000	$273,000
Financing cash outflows related to finance leases	$40,000	$159,000
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$125,000

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Operating Leases
As of September 30, 2022, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the three months ending December 31, 2022 and for each of the next four years ending December 31 and thereafter, as well as the reconciliation of those cash flows to operating lease liabilities on our accompanying condensed consolidated balance sheet:

Year	Amount
2022	$9,137,000
2023	36,444,000
2024	35,781,000
2025	35,109,000
2026	35,092,000
Thereafter	244,392,000
Total undiscounted operating lease payments	395,955,000
Less: interest	135,575,000
Present value of operating lease liabilities	$260,380,000
Finance Leases
As of September 30, 2022, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the three months ending December 31, 2022 and for each of the next four years ending December 31 and thereafter, as well as a reconciliation of those cash flows to finance lease liabilities:

Year	Amount
2022	$17,000
2023	61,000
2024	75,000
2025	31,000
2026	—
Thereafter	—
Total undiscounted finance lease payments	184,000
Less: interest	20,000
Present value of finance lease liabilities	$164,000
19. Segment Reporting
As of September 30, 2022, we evaluated our business and made resource allocations based on six reportable business segments: integrated senior health campuses, medical office buildings, skilled nursing facilities, senior housing — leased, hospitals and SHOP. Our medical office buildings are typically leased to multiple tenants under separate leases, thus requiring active management and responsibility for many of the associated operating expenses (much of which are, or can effectively be, passed through to the tenants). Our integrated senior health campuses include a range of assisted living, memory care, independent living, skilled nursing services and certain ancillary businesses that are owned and operated utilizing a RIDEA structure. Our skilled nursing and senior housing facilities are single-tenant properties for which we lease the facilities to unaffiliated tenants under triple-net and generally master leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. In addition, our senior housing —leased segment includes our debt security investment. Our hospital investments are similarly structured to our leased skilled nursing and senior housing facilities. Our SHOP segment includes senior housing facilities that are owned and operated utilizing a RIDEA structure.
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Summary information for the reportable segments during the three and nine months ended September 30, 2022 and 2021 was as follows:

	Integrated Senior Health Campuses	SHOP	Medical Office Buildings	Senior Housing — Leased	Skilled Nursing Facilities	Hospitals	Three Months Ended September 30, 2022
Revenues and grant income:
Resident fees and services	$328,751,000	$39,555,000	$—	$—	$—	$—	$368,306,000
Real estate revenue	—	—	37,128,000	5,143,000	6,633,000	2,419,000	51,323,000
Grant income	5,796,000	737,000	—	—	—	—	6,533,000
Total revenues and grant income	334,547,000	40,292,000	37,128,000	5,143,000	6,633,000	2,419,000	426,162,000
Expenses:
Property operating expenses	299,197,000	38,290,000	—	—	—	—	337,487,000
Rental expenses	—	—	14,155,000	160,000	437,000	98,000	14,850,000
Segment net operating income	$35,350,000	$2,002,000	$22,973,000	$4,983,000	$6,196,000	$2,321,000	$73,825,000
Expenses:
General and administrative							$9,626,000
Business acquisition expenses							231,000
Depreciation and amortization							40,422,000
Other income (expense):
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishments)							(27,524,000)
Gain on dispositions of real estate investments							2,113,000
Impairment of real estate investments							(21,851,000)
Loss from unconsolidated entities							(344,000)
Gain on re-measurement of previously held equity interest							19,567,000
Foreign currency loss							(3,695,000)
Other income							670,000
Total net other expense							(31,064,000)
Loss before income taxes							(7,518,000)
Income tax expense							(126,000)
Net loss							$(7,644,000)

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Integrated Senior Health Campuses	SHOP	Medical Office Buildings	Senior Housing — Leased	Skilled Nursing Facilities	Hospitals	Three Months Ended September 30, 2021
Revenues and grant income:
Resident fees and services	$265,343,000	$21,539,000	$—	$—	$—	$—	$286,882,000
Real estate revenue	—	—	19,677,000	3,622,000	3,665,000	2,704,000	29,668,000
Grant income	936,000	—	—	—	—	—	936,000
Total revenues and grant income	266,279,000	21,539,000	19,677,000	3,622,000	3,665,000	2,704,000	317,486,000
Expenses:
Property operating expenses	239,151,000	17,670,000	—	—	—	—	256,821,000
Rental expenses	—	—	7,629,000	71,000	364,000	124,000	8,188,000
Segment net operating income	$27,128,000	$3,869,000	$12,048,000	$3,551,000	$3,301,000	$2,580,000	$52,477,000
Expenses:
General and administrative							$9,008,000
Business acquisition expenses							3,633,000
Depreciation and amortization							26,334,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(18,885,000)
Gain in fair value of derivative financial instruments							1,860,000
Gain on dispositions of real estate investments							276,000
Income from unconsolidated entities							384,000
Foreign currency loss							(1,394,000)
Other income							348,000
Total net other expense							(17,411,000)
Loss before income taxes							(3,909,000)
Income tax expense							(127,000)
Net loss							$(4,036,000)

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Integrated Senior Health Campuses	SHOP	Medical Office Buildings	Senior Housing — Leased	Skilled Nursing Facilities	Hospitals	Nine Months Ended September 30, 2022
Revenues and grant income:
Resident fees and services	$897,345,000	$116,160,000	$—	$—	$—	$—	$1,013,505,000
Real estate revenue	—	—	111,798,000	15,703,000	19,625,000	7,245,000	154,371,000
Grant income	21,861,000	855,000	—	—	—	—	22,716,000
Total revenues and grant income	919,206,000	117,015,000	111,798,000	15,703,000	19,625,000	7,245,000	1,190,592,000
Expenses:
Property operating expenses	811,281,000	109,425,000	—	—	—	—	920,706,000
Rental expenses	—	—	42,259,000	551,000	1,644,000	346,000	44,800,000
Segment net operating income	$107,925,000	$7,590,000	$69,539,000	$15,152,000	$17,981,000	$6,899,000	$225,086,000
Expenses:
General and administrative							$31,673,000
Business acquisition expenses							2,161,000
Depreciation and amortization							122,704,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishments)							(71,194,000)
Gain in fair value of derivative financial instruments							500,000
Gain on dispositions of real estate investments							2,796,000
Impairment of real estate investments							(39,191,000)
Income from unconsolidated entities							1,680,000
Gain on re-measurement of previously held equity interest							19,567,000
Foreign currency loss							(8,689,000)
Other income							2,399,000
Total net other expense							(92,132,000)
Loss before income taxes							(23,584,000)
Income tax expense							(499,000)
Net loss							$(24,083,000)

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Integrated Senior Health Campuses	SHOP	Medical Office Buildings	Senior Housing — Leased	Skilled Nursing Facilities	Hospitals	Nine Months Ended September 30, 2021
Revenues and grant income:
Resident fees and services	$754,384,000	$61,876,000	$—	$—	$—	$—	$816,260,000
Real estate revenue	—	—	60,335,000	10,798,000	10,993,000	8,207,000	90,333,000
Grant income	10,063,000	201,000	—	—	—	—	10,264,000
Total revenues and grant income	764,447,000	62,077,000	60,335,000	10,798,000	10,993,000	8,207,000	916,857,000
Expenses:
Property operating expenses	700,781,000	51,608,000	—	—	—	—	752,389,000
Rental expenses	—	—	22,754,000	116,000	1,108,000	384,000	24,362,000
Segment net operating income	$63,666,000	$10,469,000	$37,581,000	$10,682,000	$9,885,000	$7,823,000	$140,106,000
Expenses:
General and administrative							$23,608,000
Business acquisition expenses							7,631,000
Depreciation and amortization							78,414,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishment)							(57,740,000)
Gain in fair value of derivative financial instruments							5,456,000
Loss on dispositions of real estate investments							(101,000)
Impairment of real estate investments							(3,335,000)
Loss from unconsolidated entities							(2,288,000)
Foreign currency loss							(741,000)
Other income							811,000
Total net other expense							(57,938,000)
Loss before income taxes							(27,485,000)
Income tax expense							(785,000)
Net loss							$(28,270,000)
Total assets by reportable segment as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Integrated senior health campuses	$2,167,850,000	$1,896,608,000
Medical office buildings	1,392,302,000	1,412,247,000
SHOP	576,181,000	625,164,000
Skilled nursing facilities	248,141,000	252,869,000
Senior housing — leased	245,429,000	255,555,000
Hospitals	106,859,000	109,834,000
Other	21,884,000	28,062,000
Total assets	$4,758,646,000	$4,580,339,000

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
In connection with the AHI Acquisition, we recorded goodwill of $134,589,000, which was allocated across our reporting segments. As discussed in Note 4, Business Combinations, in connection with the acquisitions we completed during the nine months ended September 30, 2022 that were accounted for as business combinations, we recorded an aggregate goodwill of $44,990,000, which was allocated to our integrated senior health campuses segment. As of September 30, 2022, goodwill of $164,846,000, $47,812,000, $23,277,000, $8,640,000, $5,924,000 and $4,389,000 was allocated to our integrated senior health campuses, medical office buildings, SHOP, skilled nursing facilities, senior housing — leased and hospitals segments, respectively. As of December 31, 2021, goodwill of $119,856,000, $47,812,000, $23,277,000, $8,640,000, $5,924,000 and $4,389,000 was allocated to our integrated senior health campuses, medical office buildings, SHOP, skilled nursing facilities, senior housing — leased and hospitals segments, respectively.
Our portfolio of properties and other investments are located in the United States, the UK and Isle of Man. Revenues and grant income and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for our operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues and grant income:
United States	$425,070,000	$316,192,000	$1,187,069,000	$912,964,000
International	1,092,000	1,294,000	3,523,000	3,893,000
	$426,162,000	$317,486,000	$1,190,592,000	$916,857,000
The following is a summary of real estate investments, net by geographic regions as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Real estate investments, net:
United States	$3,487,451,000	$3,466,019,000
International	39,140,000	48,667,000
	$3,526,591,000	$3,514,686,000
20. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily our debt security investment, cash and cash equivalents, restricted cash and accounts and other receivables. We are exposed to credit risk with respect to our debt security investment, but we believe collection of the outstanding amount is probable. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases in effect as of September 30, 2022, properties in one state in the United States accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized NOI, which is based on contractual base rent from leases in effect for our non-RIDEA properties and annualized NOI for our SHOP and integrated senior health campuses as of September 30, 2022. Properties located in Indiana accounted for 42.3% of our total property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
Based on leases in effect as of September 30, 2022, our six reportable business segments, integrated senior health campuses, medical office buildings, skilled nursing facilities, senior housing — leased, hospitals and SHOP accounted for 45.3%, 37.9%, 7.8%, 3.8%, 3.0% and 2.2%, respectively, of our total property portfolio’s annualized base rent or annualized NOI. As of September 30, 2022, none of our tenants at our properties accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized NOI.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
21. Per Share Data
Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $1,497,000 and $1,000, respectively, for the three months ended September 30, 2022 and 2021, and $4,485,000 and $2,000, respectively, for the nine months ended September 30, 2022 and 2021. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. Time-based restricted stock units, nonvested shares of our restricted common stock and limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock.
As of September 30, 2022 and 2021, there were 892,258 and 16,679 nonvested shares, respectively, of our restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings (loss) per share because such shares were anti-dilutive during these periods. As of September 30, 2022 and 2021, there were 14,007,903 and 206 limited partnership units, respectively, of our operating partnership outstanding, but such units were also excluded from the computation of diluted earnings (loss) per share because such units were anti-dilutive during these periods. As of September 30, 2022, there were 76,800 nonvested time-based restricted stock units outstanding, which were granted on April 1, 2022, but such units were excluded from the computation of diluted earnings (loss) per share because such restricted stock units were anti-dilutive during the period.
As of September 30, 2022, there were 117,410 nonvested performance-based restricted stock units outstanding, of which 113,205 were awarded in October 2021 and 4,205 were awarded in August 2022, with a grant date in April 2022 and August 2022, respectively, which were treated as contingently issuable shares pursuant to ASC Topic 718, Compensation — Stock Compensation. Such contingently issuable shares were excluded from the computation of diluted earnings (loss) per share because they were anti-dilutive during the period.
22. Subsequent Events
In connection with the filing of the Registration Statement on Form S-11 for a proposed public offering of our shares of common stock in conjunction with a contemplated listing of our common stock on the New York Stock Exchange, as discussed in Note 1, Organization and Description of Business — Public Offerings, our board approved the following:
Reverse Stock Split
On November 10, 2022, our board approved the following charter amendments to effect on November 15, 2022: (i) a one-for-four reverse stock split of each issued and outstanding share of Class T common stock, par value $0.01 per share, and Class I common stock, par value $0.01 per share, which resulted in a par value of $0.04 per share for each class of shares of our common stock; and (ii) a decrease to the par value per share of each share of our common stock outstanding as a result of the reverse stock split from $0.04 to $0.01.
Suspension of DRIP
On November 14, 2022, our board approved the suspension of the AHR DRIP Offering beginning with the distributions declared, if any, for the quarter ending December 31, 2022. As a result of the suspension of the AHR DRIP, there will be no further issuances of shares of our Class T or Class I common stock pursuant to the AHR DRIP unless and until our board reinstates the AHR DRIP Offering, and stockholders who are current participants in the AHR DRIP will receive cash distributions instead.
Suspension of Share Repurchase Plan
On November 14, 2022, our board approved the suspension of our share repurchase plan beginning with share repurchase requests for the quarter ending December 31, 2022. All share repurchase requests outstanding as of the quarter ending December 31, 2022, including requests resulting from the death or qualifying disability of stockholders, shall not be processed, shall be considered canceled in full and shall not be considered outstanding repurchase requests.

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
The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to promote understanding of our results of operations and financial condition. The following discussion is provided as a supplement to, and should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2021 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or SEC, on March 25, 2022. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of September 30, 2022 and December 31, 2021, together with our results of operations and cash flows for the three and nine months ended September 30, 2022 and 2021. Our results of operations and financial condition, as reflected in the accompanying condensed consolidated financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors that could affect the ongoing viability of our tenants and residents.
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
Forward-Looking Statements
Certain statements contained in this report, other than historical facts, may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995 (collectively, the “Acts”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in the Acts. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “can,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “possible,” “initiatives,” “focus,” “seek,” “objective,” “goal,” “strategy,” “plan,” “potential,” “potentially,” “preparing,” “projected,” “future,” “long-term,” “once,” “should,” “could,” “would,” “might,” “uncertainty,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the SEC. Any such forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate, and beliefs of, and assumptions made by, our management and involve uncertainties that could significantly affect our financial results. Such statements include, but are not limited to: (1) statements about our plans, strategies, initiatives and prospects; (2) statements about the impact of the Merger; (3) statements about the coronavirus, or COVID-19, pandemic, including its duration and potential or expected impact on our business and our view on forward trends; and (4) statements about our future results of operations, capital expenditures and liquidity. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation: changes in economic conditions generally and the real estate market specifically; the continuing adverse effects of the COVID-19 pandemic, including its effects on the healthcare industry, senior housing and skilled nursing facilities and the economy in general; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due; our ability to maintain our qualification as a REIT for U.S. federal income tax purposes; changes in interest rates and foreign currency risk; uncertainty from the discontinuance of the London Inter-bank Offered Rate, or LIBOR, and the transition to the Secured Overnight Financing Rate, or SOFR; competition in the real estate industry; changes in GAAP policies and guidelines applicable to REITs; the success of our investment strategy; information technology security breaches; our ability to retain our executives and key employees; and unexpected labor costs and inflationary pressures. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date on which such statements are made, and undue reliance should not be placed on such statements. We undertake no obligation to update any such statements that may become untrue because of subsequent events. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview and Background
American Healthcare REIT, Inc., a Maryland corporation, is a leading internally-managed real estate investment trust, or REIT, that owns a diversified portfolio of clinical healthcare real estate properties, focusing primarily on medical office buildings, skilled nursing facilities, senior housing, hospitals and other healthcare-related facilities. We have built a fully-integrated management platform, with approximately 113 employees, that operates clinical healthcare properties throughout the United States, the United Kingdom, and the Isle of Man. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). Our healthcare facilities operated under a RIDEA structure include our senior housing operating properties, or SHOP (formerly known as senior housing — RIDEA), and our integrated senior health campuses. We have originated and acquired secured loans and may also originate and acquire other real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income; however, we have selectively developed, and may continue to selectively develop, healthcare real estate properties. We qualified to be taxed as a REIT under the Code for federal income tax purposes, and we intend to continue to qualify to be taxed as a REIT.
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
AHI Acquisition
Also on October 1, 2021, immediately prior to the consummation of the Merger, GAHR III acquired a newly formed entity, American Healthcare Opps Holdings, LLC, or NewCo, which we refer to as the AHI Acquisition, pursuant to a contribution and exchange agreement dated June 23, 2021, or the Contribution Agreement, between GAHR III; our operating partnership; American Healthcare Investors, LLC, or AHI; Griffin Capital Company, LLC, or Griffin Capital; Platform Healthcare Investor T-II, LLC; Flaherty Trust; and Jeffrey T. Hanson, our former Chief Executive Officer and current non-executive Chairman of the Board of Directors, Danny Prosky, our former Chief Operating Officer and current Chief Executive Officer and President, and Mathieu B. Streiff, our former Executive Vice President, General Counsel and Chief Operating Officer and current Executive Vice President, or collectively, the AHI Principals. NewCo owned substantially all of the business and operations of AHI, as well as all of the equity interests in (i) Griffin-American Healthcare REIT IV Advisor, LLC, or GAHR IV Advisor, a subsidiary of AHI that served as the external advisor of GAHR IV, and (ii) Griffin-American Healthcare REIT III Advisor, LLC, or GAHR III Advisor, also referred to as our former advisor, a subsidiary of AHI that served as the external advisor of GAHR III. See “Operating Partnership and Former Advisor” below for a further discussion.
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
Operating Partnership and Former Advisor
We conduct substantially all of our operations through our operating partnership. Through September 30, 2021, we were externally advised by our former advisor pursuant to an advisory agreement, as amended, or the Advisory Agreement, between us and our former advisor. Our former advisor, subject to the oversight and review of our board of directors, or our board, provided asset management, property management, acquisition, disposition and other advisory services on our behalf consistent with our investment policies and objectives. Following the Merger and the AHI Acquisition, we became self-managed and are no longer externally advised. As a result, any fees that would have otherwise been payable to our former advisor are no longer being paid. Also, on October 1, 2021 and in connection with the AHI Acquisition, our operating partnership redeemed all 22,222 shares of our common stock owned by our former advisor and the 20,833 shares of our Class T common stock owned by GAHR IV Advisor in GAHR IV.
Prior to the Merger and the AHI Acquisition, our former advisor was 75.0% owned and managed by wholly owned subsidiaries of AHI, and 25.0% owned by a wholly owned subsidiary of Griffin Capital, or collectively, our former co-sponsors. Prior to the AHI Acquisition, AHI was 47.1% owned by AHI Group Holdings, 45.1% indirectly owned by DigitalBridge Group, Inc. (NYSE: DBRG), or DigitalBridge, and 7.8% owned by James F. Flaherty III. We were not affiliated with Griffin Capital, DigitalBridge or Mr. Flaherty; however, we were affiliated with our former advisor, AHI and AHI Group Holdings. Please see the “Merger of Griffin-American Healthcare REIT III, Inc. and Griffin-American Healthcare REIT IV, Inc.” and “AHI Acquisition” sections above for a further discussion of our operations effective October 1, 2021. See Note 13, Redeemable Noncontrolling Interests, and Note 14, Equity — Noncontrolling Interests in Total Equity, to our accompanying condensed consolidated financial statements for a further discussion of the ownership in our operating partnership.
Public Offerings
GAHR IV raised $754,118,000 through a best efforts initial public offering, or the initial offering, and issued 75,639,681 aggregate shares of its Class T and Class I common stock. In addition, during the initial offering, GAHR IV issued 3,253,535 aggregate shares of its Class T and Class I common stock pursuant to GAHR IV’s distribution reinvestment plan, as amended, or the DRIP, for a total of $31,021,000 in reinvested distributions. Following the deregistration of the initial offering, GAHR IV continued issuing shares of its common stock up to $100,000,000 pursuant to the DRIP through a subsequent offering, or the 2019 GAHR IV DRIP Offering, pursuant to a Registration Statement on Form S-3 under the Securities Act. GAHR IV commenced offering shares pursuant to the 2019 GAHR IV DRIP Offering on March 1, 2019, following the termination of the initial offering on February 15, 2019. On March 18, 2021, the GAHR IV board of directors authorized the suspension of the DRIP, effective as of April 1, 2021.
On October 4, 2021, our board authorized the reinstatement of the DRIP, as amended, or the AHR DRIP, to offer up to $100,000,000 of shares of our common stock pursuant to a Registration Statement on Form S-3 under the Securities Act previously filed by GAHR IV, or the AHR DRIP Offering. On November 14, 2022, our board suspended the AHR DRIP Offering beginning with the distributions declared, if any, for the quarter ending December 31, 2022. See Note 22, Subsequent Events, to our accompanying condensed consolidated financial statements. As of September 30, 2022, a total of $80,754,000 in distributions were reinvested that resulted in 8,575,687 shares of common stock being issued pursuant to the AHR DRIP. See Note 14, Equity — Distribution Reinvestment Plan, to our accompanying condensed consolidated financial statements for a further discussion.

On September 16, 2022, we filed with the SEC a Registration Statement on Form S-11 (File No. 333-267464) with respect to a proposed primary public offering of our shares of common stock in conjunction with a contemplated listing of our common stock on the New York Stock Exchange. Such registration statement and contemplated listing are not yet effective. The potential public offering is subject to market conditions, and there can be no assurance as to whether, or when, any such offering may be completed, or as to the size, public offering price or other terms of such offering.
On March 24, 2022, our board, at the recommendation of the audit committee of our board, which is comprised solely of independent directors, unanimously approved and established an updated estimated per share net asset value, or NAV, of our common stock of $9.29 as of December 31, 2021. We provide this updated estimated per share NAV annually to assist broker-dealers in connection with their obligations under Financial Industry Regulatory Authority, or FINRA, Rule 2231 with respect to customer account statements. The updated estimated per share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of December 31, 2021. The valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives, or the IPA, in April 2013, in addition to guidance from the SEC. See our Current Report on Form 8-K filed with the SEC on March 25, 2022 for more information on the methodologies and assumptions used to determine, and the limitations and risks of, our updated estimated per share NAV.
Our Real Estate Investments Portfolio
We currently operate through six reportable business segments: integrated senior health campuses, medical office buildings, skilled nursing facilities, senior housing — leased, hospitals and SHOP. As of September 30, 2022, we owned and/or operated 312 buildings and integrated senior health campuses, or approximately 19,432,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $4,548,366,000, including the fair value of the properties acquired in the Merger. In addition, as of September 30, 2022, we also owned a real estate-related debt investment purchased for $60,429,000.
Critical Accounting Estimates
Our accompanying condensed consolidated financial statements are prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying footnotes. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions. The complete listing of our Critical Accounting Estimates was previously disclosed in our 2021 Annual Report on Form 10-K, as filed with the SEC on March 25, 2022, and there have been no material changes to our Critical Accounting Estimates as disclosed therein, except as included within Note 2, Summary of Significant Accounting Policies, to our accompanying condensed consolidated financial statements.
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

Factors Which May Influence Results of Operations
In connection with the Merger, GAHR IV was the legal acquiror and GAHR III was the accounting acquiror for financial reporting purposes, as discussed in Note 1, Organization and Description of Business, to our accompanying condensed consolidated financial statements. Thus, the financial information set forth herein subsequent to the Merger reflects results of the Combined Company, and the financial information set forth herein prior to the Merger reflects GAHR III’s results. Furthermore, as a result of the AHI Acquisition and the Merger on October 1, 2021, we employed a workforce necessary to operate as a self-managed company. The impact on our results of operations from operating as a self-managed company is predominantly an increase in general and administrative costs related to employing the necessary workforce and cost savings associated with no longer paying advisory fees to our former advisor. For these reasons, period to period comparisons may not be meaningful.
Other than the effects of the Merger and the AHI Acquisition discussed above, and the COVID-19 pandemic discussed below, as well as other national economic conditions affecting real estate generally, we are not aware of any material trends or uncertainties that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, disposition, management and operation of our properties. For a further discussion of these and other factors that could impact our future results or performance, see Part II, Item 1A, Risk Factors of this Quarterly Report on Form 10-Q and Part I, Item 1A, Risk Factors, previously disclosed in our 2021 Annual Report on Form 10-K, as filed with the SEC on March 25, 2022.
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
We have evaluated the impacts of the COVID-19 pandemic on our business thus far and incorporated information concerning such impacts into our assessments of liquidity, impairment and collectability from tenants and residents as of September 30, 2022. We will continue to monitor such impacts and will adjust our estimates and assumptions based on the best available information.
The COVID-19 pandemic resulted in a significant decline in resident occupancies at our leased senior housing facilities and skilled nursing facilities, SHOP and integrated senior health campuses and an increase in COVID-19 related operating expenses with more costly short-term hires due to the shortage of healthcare personnel. Therefore, our focus at such properties continues to be on resident occupancy recovery and operating expense management. While resident occupancies at our integrated senior health campuses and leased senior housing and skilled nursing facilities have gradually improved to near pre-pandemic levels, our SHOP have been slower to recover. We believe the operational recovery of our SHOP and integrated senior health campuses from the impact of the COVID-19 pandemic will generally continue and that such recovery over time towards pre-pandemic levels will drive our overall portfolio performance.
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
The lasting effect of the COVID-19 pandemic over the next 12 months will largely depend on future developments, including COVID-19 booster rates; the long term efficacy of COVID-19 vaccinations and boosters; and the potential emergence of new, more transmissible or severe variants, which cannot be predicted with confidence at this time. See the “Results of Operations” and “Liquidity and Capital Resources” sections below, for a further discussion.

Inflation
During the nine months ended September 30, 2022 and 2021, inflation has affected our operations. The annual rate of inflation in the United States was 7.7% in October 2022, as measured by the Consumer Price Index. We believe inflation has impacted our operations such that, we have experienced, and continue to experience, increases in the cost of labor, services and supplies, and therefore continued inflationary pressures on our integrated senior health campuses and SHOP could continue to impact our profitability in future periods. For properties that are not operated under a RIDEA structure, there are provisions in the majority of our tenant leases that help us mitigate the impact of inflation. These provisions include negotiated rental increases, which historically range from 2% to 3% per year, reimbursement billings for operating expense pass-through charges and real estate tax and insurance reimbursements. However, due to the long-term nature of existing leases, among other factors, the leases may not reset frequently enough to cover inflation. A period of inflation could also cause an increase in the cost of our variable rate debt. See Item 3. Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk section below, for a further discussion.
Scheduled Lease Expirations
Excluding our SHOP and integrated senior health campuses, as of September 30, 2022, our properties were 92.6% leased and during the remainder of 2022, 3.0% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next twelve months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. As of September 30, 2022, our remaining weighted average lease term was 7.4 years, excluding our SHOP and integrated senior health campuses.
Our combined SHOP and integrated senior health campuses were 81.8% leased as of September 30, 2022. Substantially all of our leases with residents at such properties are for a term of one year or less.
Results of Operations
Comparison of Three and Nine Months Ended September 30, 2022 and 2021
Our operating results are primarily comprised of income derived from our portfolio of properties and expenses in connection with the acquisition and operation of such properties. Our primary sources of revenue include rent generated by our leased, non-RIDEA properties, and resident fees and services revenue from our RIDEA properties. Our primary expenses include property operating expenses and rental expenses. In addition, beginning in the fourth quarter of 2021, following the AHI Acquisition that resulted in our company being self managed, general and administrative expenses include payroll and other corporate operating expenses but no longer include advisory fees to our former advisor. In general, and under a normal operating environment without the disruption of the COVID-19 pandemic, we expect amounts related to our portfolio of leased, non-RIDEA properties to increase in the future due to fixed annual rent escalations and amounts related to our portfolio of RIDEA properties to increase in the future due to an overall increase in market rents and an increase in the pricing of care services provided. The ability to compare one period to another is also impacted by the closing of the AHI Acquisition and the increase in size of our real estate portfolio as a result of the Merger. See Note 1, Organization and Description of Business, to our accompanying condensed consolidated financial statements for a further discussion.

We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. As of September 30, 2022, we operated through six reportable business segments: integrated senior health campuses, medical office buildings, skilled nursing facilities, senior housing — leased, hospitals and SHOP.
Except where otherwise noted, the changes in our consolidated results of operations for 2022 as compared to 2021 are primarily due to the acquisition of GAHR IV’s portfolio of 92 buildings, or approximately 4,799,000 square feet of GLA, as a result of the Merger on October 1, 2021, the disruption to our normal operations as a result of the COVID-19 pandemic and grant income received. As of September 30, 2022 and 2021, we owned and/or operated the following types of properties:

	September 30,
	2022			2021
	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %
Integrated senior health campuses	121	$1,894,235,000	(1)	120	$1,769,757,000	(1)
Medical office buildings	105	1,378,995,000	89.6%	62	641,585,000	90.3%
SHOP	47	706,871,000	(2)	20	433,891,000	(2)
Senior housing — leased	20	179,285,000	100%	9	89,535,000	100%
Skilled nursing facilities	17	249,200,000	100%	6	119,500,000	100%
Hospitals	2	139,780,000	100%	2	139,780,000	100%
Total/weighted average(3)	312	$4,548,366,000	92.6%	219	$3,194,048,000	92.7%
___________
(1)The leased percentage for the resident units of our integrated senior health campuses was 84.0% and 77.8% as of September 30, 2022 and 2021, respectively.
(2)The leased percentage for the resident units of our SHOP was 75.3% and 76.2% as of September 30, 2022 and 2021, respectively.
(3)Leased percentage includes all third-party leased space at our non-RIDEA properties (including master leases), and excludes our SHOP and integrated senior health campuses where leased percentage represents resident occupancy on the available units/beds therein.

Revenues and Grant Income
Our primary sources of revenue include rent generated by our leased, non-RIDEA properties, and resident fees and services revenue from our RIDEA properties. For the three and nine months ended September 30, 2022 and 2021, resident fees and services revenue primarily consisted of rental fees related to resident leases, extended health care fees and other ancillary services, and real estate revenue primarily consisted of base rent and expense recoveries. The amount of revenues generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease available space at the then existing rental rates. We also receive grant income. Revenues and grant income by reportable segment consisted of the following for the periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Resident Fees and Services Revenue
Integrated senior health campuses	$328,751,000	$265,343,000	$897,345,000	$754,384,000
SHOP	39,555,000	21,539,000	116,160,000	61,876,000
Total resident fees and services revenue	368,306,000	286,882,000	1,013,505,000	816,260,000
Real Estate Revenue
Medical office buildings	37,128,000	19,677,000	111,798,000	60,335,000
Skilled nursing facilities	6,633,000	3,665,000	19,625,000	10,993,000
Senior housing — leased	5,143,000	3,622,000	15,703,000	10,798,000
Hospitals	2,419,000	2,704,000	7,245,000	8,207,000
Total real estate revenue	51,323,000	29,668,000	154,371,000	90,333,000
Grant Income
Integrated senior health campuses	5,796,000	936,000	21,861,000	10,063,000
SHOP	737,000	—	855,000	201,000
Total grant income	6,533,000	936,000	22,716,000	10,264,000
Total revenues and grant income	$426,162,000	$317,486,000	$1,190,592,000	$916,857,000
Resident Fees and Services Revenue
For the three and nine months ended September 30, 2022, $14,601,000 and $43,144,000 respectively, in resident fees and services revenue for our SHOP segment was due to the increase in the size of our portfolio as a result of the Merger. The remaining increase in resident fees and services revenue was primarily attributable to improved resident occupancy and higher move-in fees, in addition to an increase of $1,610,000 and $4,561,000 for the three and nine months ended September 30, 2022, respectively, due to transitioning the leased senior housing facilities within Delta Valley ALF portfolio to a RIDEA structure and including such facilities within SHOP on December 1, 2021.
For our integrated senior health campuses segment, we experienced an increase of $27,311,000 for both the three and nine months ended September 30, 2022 in resident fees and services revenue due to our acquisition of the 50.0% controlling interest in a privately held company, RHS Partners, LLC, or RHS. We previously held a 50.0% equity interest in RHS, which owns and/or operates 16 integrated senior health campuses located in Indiana. For the three and nine months ended September 30, 2022, we also experienced an increase in resident fees and services revenue of $2,995,000 and $8,432,000, respectively, due to our acquisition of an integrated senior health campus in Kentucky on January 3, 2022. See Note 4, Business Combinations, to our accompanying condensed consolidated financial statements for a further discussion. The remaining increase in resident fees and services revenue was primarily attributable to improved resident occupancy.
Real Estate Revenue
For the three and nine months ended September 30, 2022, $22,214,000 and $66,842,000, respectively, of real estate revenue was primarily due to the increase in the size of our portfolio as a result of the Merger. Such amounts were partially offset by a decrease in rental revenue for our senior housing — leased segment of $628,000 and $1,576,000 for the three and nine months ended September 30, 2022, respectively, primarily due to transitioning the leased senior housing facilities within Delta Valley ALF portfolio to a RIDEA structure and including such facilities within SHOP on December 1, 2021. In addition, for the nine months ended September 30, 2022, we experienced a decrease in rental revenue for our medical office buildings segment of $552,000, primarily due to a one-time lease termination fee recognized in June 2021 for one of our medical office buildings.

Grant Income
For the three months ended September 30, 2022 and 2021, we recognized $6,533,000 and $936,000, respectively, of grant income at our integrated senior health campuses and SHOP primarily related to government grants received through the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, economic stimulus programs. For the nine months ended September 30, 2022 and 2021, we recognized $22,716,000 and $10,264,000, respectively, of grant income at our integrated senior health campuses and SHOP primarily related to government grants received through the CARES Act economic stimulus programs.
Property Operating Expenses and Rental Expenses
Property operating expenses and property operating expenses as a percentage of resident fees and services revenue and grant income, as well as rental expenses and rental expenses as a percentage of real estate revenue, by reportable segment consisted of the following for the periods then ended:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Property Operating Expenses
Integrated senior health campuses	$299,197,000	89.4%	$239,151,000	89.8%	$811,281,000	88.3%	$700,781,000	91.7%
SHOP	38,290,000	95.0%	17,670,000	82.0%	109,425,000	93.5%	51,608,000	83.1%
Total property operating expenses	$337,487,000	90.0%	$256,821,000	89.2%	$920,706,000	88.9%	$752,389,000	91.0%

Rental Expenses
Medical office buildings	$14,155,000	38.1%	$7,629,000	38.8%	$42,259,000	37.8%	$22,754,000	37.7%
Skilled nursing facilities	437,000	6.6%	364,000	9.9%	1,644,000	8.4%	1,108,000	10.1%
Senior housing — leased	160,000	3.1%	71,000	2.0%	551,000	3.5%	116,000	1.1%
Hospitals	98,000	4.1%	124,000	4.6%	346,000	4.8%	384,000	4.7%
Total rental expenses	$14,850,000	28.9%	$8,188,000	27.6%	$44,800,000	29.0%	$24,362,000	27.0%
Integrated senior health campuses and SHOP typically have a higher percentage of direct operating expenses to revenue than medical office buildings, hospitals, and leased senior housing and skilled nursing facilities due to the nature of RIDEA-type facilities where we conduct day-to-day operations. For the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, rental expenses increased by $6,330,000 and $19,251,000, respectively, and property operating expenses increased by $16,602,000 and $47,273,000, respectively, for our SHOP due to the increase in the size of our portfolio as a result of the Merger. The remaining increase in total property operating expenses for our SHOP segment was due to an increase in labor costs, such as a significant increase in employee wages, agency fees and temporary labor expenses in addition to an increase of $1,302,000 and $3,795,000 for the three and nine months ended September 30, 2022, respectively, due to transitioning the leased senior housing facilities within Delta Valley ALF portfolio to a RIDEA structure and including such facilities within SHOP on December 1, 2021. The increase in total property operating expenses for our integrated senior health campuses segment was predominately due to higher operating expenses as a result of increased occupancy as well as due to our acquisition of the 50.0% controlling interest in RHS on August 1, 2022 and our acquisition of an integrated senior health campus on January 3, 2022. See Note 4, Business Combinations, to our accompanying condensed consolidated financial statements for a further discussion of our acquisition of RHS.
General and Administrative
For the three months ended September 30, 2022, general and administrative expenses were $9,626,000 compared to $9,008,000 for the three months ended September 30, 2021. The increase in general and administrative expenses of $618,000 was primarily the result of an increase of: (i) $5,386,000 in payroll and compensation costs for the personnel hired as a result of the AHI Acquisition; (ii) $1,246,000 in professional and legal fees; (iii) $911,000 in corporate operating expenses; and (iv) $867,000 in stock compensation expenses. Such increases were partially offset by a decrease in our asset management and property management oversight fees of $5,747,000 as a result of the AHI Acquisition.

For the nine months ended September 30, 2022, general and administrative expenses were $31,673,000 compared to $23,608,000 for the nine months ended September 30, 2021. The increase in general and administrative expenses of $8,065,000 was primarily the result of an increase of: (i) $16,658,000 in payroll and compensation costs for the personnel hired as a result of the AHI Acquisition; (ii) $4,379,000 in professional fees, legal fees and marketing expenses; (iii) $3,004,000 in corporate operating expenses; and (iv) $1,739,000 in stock compensation expenses. Such increases were partially offset by a decrease in our asset management and property management oversight fees of $17,148,000 as a result of the AHI Acquisition.
Business Acquisition Expenses
For the three months ended September 30, 2022 and 2021, we recorded business acquisition expenses of $231,000 and $3,633,000, respectively, and for the nine months ended September 30, 2022 and 2021, we recorded business acquisition expenses of $2,161,000 and $7,631,000, respectively. For the three and nine months ended September 30, 2022, the decrease in such expenses primarily related to a decrease of $3,614,000 and $7,296,000, respectively, in third-party legal costs and professional services incurred related to the Merger and the AHI Acquisition, partially offset by $170,000 and $1,105,000, respectively, in transaction costs related to our business combinations and $42,000 and $721,000, respectively, in dead-deal costs incurred in the pursuit of real estate investments that did not close. See Note 4, Business Combinations, to our accompanying condensed consolidated financial statements for a further discussion.
Depreciation and Amortization
For the three months ended September 30, 2022 and 2021, depreciation and amortization was $40,422,000 and $26,334,000, respectively, which primarily consisted of depreciation on our operating properties of $35,327,000 and $24,968,000, respectively, and amortization of our identified intangible assets of $4,421,000 and $901,000, respectively. For the nine months ended September 30, 2022 and 2021, depreciation and amortization was $122,704,000 and $78,414,000, respectively, which primarily consisted of depreciation on our operating properties of $104,077,000 and $73,821,000, respectively, and amortization of our identified intangible assets of $16,554,000 and $3,258,000, respectively. For the three and nine months ended September 30, 2022, the increase in depreciation and amortization of $14,088,000 and $44,290,000, respectively, was primarily the result of the increase in depreciable assets in our portfolio as a result of the Merger resulting in depreciation and amortization expense of $12,386,000 and $39,772,000, respectively.
Interest Expense
Interest expense, including gain or loss in fair value of derivative financial instruments, consisted of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense:
Lines of credit and term loans and derivative financial instruments	$14,806,000	$7,729,000	$31,382,000	$23,203,000
Mortgage loans payable	10,485,000	9,028,000	29,637,000	26,328,000
Amortization of deferred financing costs:
Lines of credit and term loans	722,000	1,087,000	2,255,000	3,237,000
Mortgage loans payable	530,000	424,000	1,463,000	1,143,000
Amortization of debt discount/premium, net	134,000	201,000	464,000	606,000
Gain in fair value of derivative financial instruments	—	(1,860,000)	(500,000)	(5,456,000)
Loss on extinguishments of debt	628,000	—	5,038,000	2,293,000
Interest on finance lease liabilities	43,000	81,000	183,000	273,000
Interest expense on financing obligations and other liabilities	176,000	335,000	772,000	657,000
Total	$27,524,000	$17,025,000	$70,694,000	$52,284,000
For the three months ended September 30, 2022, interest expense was $27,524,000 compared to $17,025,000 for the three months ended September 30, 2021. The increase in total interest expense was primarily related to an increase in interest expense incurred on our lines of credit and term loans and mortgage loans payable due to a larger debt portfolio as a result of the Merger, as well as an increase in variable interest rates and a $1,860,000 decrease in the gain in fair value recognized on our interest rate swap contracts that matured on January 25, 2022. For the nine months ended September 30, 2022, interest expense was $70,694,000 compared to $52,284,000 for the nine months ended September 30, 2021. The increase in total interest expense was primarily related to an increase in interest expense incurred on our lines of credit and term loans and mortgage loans payable due to a larger debt portfolio as a result of the Merger, as well as an increase in variable interest rates and a decrease in the gain in fair value recognized on our derivative financial instruments of $4,956,000 and an increase in loss on debt extinguishment of $2,745,000. See Note 8, Mortgage Loans Payable, Net, and Note 9, Lines of Credit and Term Loans, to our accompanying condensed consolidated financial statements for a further discussion on debt extinguishments.
Impairment of Real Estate Investments
For the three and nine months ended September 30, 2022, we recognized an impairment charge of $21,851,000 and $39,191,000 on our SHOP within the Central Florida Senior Housing Portfolio, respectively. For the nine months ended September 30, 2021, we recognized an impairment charge of $3,335,000 on a medical office building, Mount Dora Medical Center. See Note 3, Real Estate Investments, Net, to our accompanying condensed consolidated financial statements for a further discussion.
Gain on Re-measurement of Previously Held Equity Interest
For both the three and nine months ended September 30, 2022, we recognized a $19,567,000 gain on re-measurement of the fair value of our previously held equity interest in RHS. For the nine months ended September 30, 2021, we did not recognize a gain on re-measurement of previously held equity interest. See Note 4, Business Combinations, to our accompanying condensed consolidated financial statements for a further discussion.
Liquidity and Capital Resources
In the normal course of business, our material cash requirements consist of payment of operating expenses, capital improvement expenditures, interest on our indebtedness, distributions to our stockholders (including distributions necessary to maintain our qualification as a REIT) and general and administrative expenses. Our sources of funds primarily consist of operating cash flows and borrowings. We do not have any material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.
Material Cash Requirements
Capital Improvement Expenditures
A capital plan for each investment is established upon acquisition that contemplates the estimated capital needs of that investment, including costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include operating cash generated by the investment, capital reserves, a line of credit or other loan established with respect to the investment, other borrowings or additional equity investments from us and joint venture partners. The capital plan for each investment is adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of September 30, 2022, we had $17,434,000 of restricted cash in loan impounds and reserve accounts to fund a portion of such capital expenditures. Based on the budget for the properties we owned as of September 30, 2022, we estimated that unspent discretionary expenditures for capital and tenant improvements as of such date are equal to $53,226,000 for the remaining three months of 2022, although actual expenditures are dependent on many factors which are not presently known.
Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our lines of credit and term loans; (ii) interest payments on our mortgage loans payable and lines of credit and term loans; (iii) ground and other lease obligations; and (iv) financing obligations as of September 30, 2022:

	Payments Due by Period
	2022	2023-2024	2025-2026	Thereafter	Total
Principal payments — fixed-rate debt	$12,679,000	$105,743,000	$183,849,000	$503,013,000	$805,284,000
Interest payments — fixed-rate debt	6,183,000	46,192,000	37,958,000	198,377,000	288,710,000
Principal payments — variable-rate debt	111,000	680,794,000	414,469,000	569,521,000	1,664,895,000
Interest payments — variable-rate debt (based on rates in effect as of September 30, 2022)	21,838,000	122,717,000	76,107,000	5,847,000	226,509,000
Ground and other lease obligations	9,137,000	72,225,000	70,201,000	244,392,000	395,955,000
Financing obligations	984,000	5,366,000	3,048,000	16,243,000	25,641,000
Total	$50,932,000	$1,033,037,000	$785,632,000	$1,537,393,000	$3,406,994,000

Distributions and Share Repurchases
For information on distributions, see the “Distributions” section below. For information on our share repurchase plan, see Note 14, Equity — Share Repurchase Plan, to our accompanying condensed consolidated financial statements.
Credit Facilities
On January 19, 2022, we terminated our credit agreement, as amended, for our line of credit and term loans with an aggregate maximum principal amount of $530,000,000, or the 2018 Credit Facility, and, through our operating partnership, entered into an agreement that superseded and replaced our amended credit facility with a maximum principal amount of $480,000,000, or the 2019 Credit Facility, with a credit facility with an aggregate maximum principal amount of up to $1,050,000,000, or the 2022 Credit Facility. See Note 9, Lines of Credit and Term Loans, to our accompanying condensed consolidated financial statements for a further discussion. In addition, we are subject to an amended and restated loan agreement regarding a senior secured revolving credit facility with an aggregate maximum principal amount of $360,000,000, or the 2019 Trilogy Credit Facility. Our total capacity to pay operating expenses, capital improvement expenditures, interest, distributions and general and administrative expenses is a function of our current cash position, our borrowing capacity on our lines of credit and term loans, as well as any future indebtedness that we may incur.
As of September 30, 2022, our aggregate borrowing capacity under the 2022 Credit Facility and the 2019 Trilogy Credit Facility was $1,410,000,000. As of September 30, 2022, our aggregate borrowings outstanding under our credit facilities was $1,292,935,000 and we had an aggregate of $117,065,000 available on such facilities. We believe that the resources described above will be sufficient to satisfy our cash requirements for the foreseeable future.
Cash Flows
The following table sets forth changes in cash flows:

	Nine Months Ended September 30,
	2022	2021
Cash, cash equivalents and restricted cash — beginning of period	$125,486,000	$152,190,000
Net cash provided by (used in) operating activities	113,441,000	(1,493,000)
Net cash used in investing activities	(122,539,000)	(137,580,000)
Net cash provided by financing activities	7,969,000	138,271,000
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(59,000)	(96,000)
Cash, cash equivalents and restricted cash — end of period	$124,298,000	$151,292,000
The following summary discussion of our changes in our cash flows is based on our accompanying condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
The increase in net cash provided by operating activities of $114,934,000 was primarily due to the increase in the size of our portfolio as a result of the Merger on October 1, 2021, thereby increasing our net operating income during the nine months ended September 30, 2022, as compared to the prior year period. In general, cash flows from operating activities are affected by the timing of cash receipts and payments. See the “Results of Operations” section above for a further discussion.
Investing Activities
The decrease in net cash used in investing activities of $15,041,000 was primarily due to a $21,123,000 increase in proceeds from dispositions of real estate and a $9,960,000 decrease in developments and capital expenditures. Such amounts were partially offset by a $13,713,000 payment to acquire the 50.0% controlling interest in RHS in August 2022 and the issuance of a $3,000,000 note receivable in September 2022. See Note 4, Business Combinations, to our accompanying condensed consolidated financial statements for a further discussion of our acquisition of RHS.

Financing Activities
The decrease in net cash provided by financing activities of $130,302,000 was primarily due to a decrease in net borrowings under our mortgage loans payable of $233,399,000 and a $22,430,000 increase in distributions paid to our common stockholders during the nine months ended September 30, 2022 as compared to the prior year period, as well as a $16,233,000 payment to repurchase our common stock for the nine months ended September 30, 2022. During the nine months ended September 30, 2022, we also paid $657,000 in offering costs in connection with the filing of our Registration Statement on Form S-11 for a proposed primary public offering of our shares of common stock in conjunction with a contemplated listing of our common stock on the New York Stock Exchange, as discussed in the “Overview and Background — Public Offerings” section above. No such costs were paid during the nine months ended September 30, 2021. Such amounts were partially offset by an increase in net borrowings under our lines of credit and term loans of $153,200,000 during the nine months ended September 30, 2022 as compared to the prior year period. The change in distributions paid to common stockholders was due to the suspension of all stockholder distributions on May 29, 2020 in response to the impact of the COVID-19 pandemic, which the board of directors of GAHR III subsequently reinstated in June 2021. The change in share repurchases was due to the suspension of the GAHR III share repurchase plan from May 31, 2020 through October 4, 2021, when the partial reinstatement of our share repurchase plan was approved by our board.
Distributions
The following information represents distributions of GAHR IV and GAHR III, as applicable, for the period before the consummation of the Merger between GAHR III and GAHR IV on October 1, 2021. Since October 1, 2021, the information included below represents the distributions of the Combined Company.
GAHR IV and Combined Company Distributions
Prior to March 31, 2020, the GAHR IV board authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on May 1, 2016 and ending on March 31, 2020. The daily distributions were calculated based on 365 days in the calendar year and were equal to $0.001643836 per share of our Class T common stock and Class I common stock, which was equal to an annualized distribution rate of $0.60 per share. These distributions were aggregated and paid in cash or shares of our common stock pursuant to the DRIP on a monthly basis, in arrears, only from legally available funds.
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
The GAHR IV board of directors also authorized distributions to our Class T and Class I stockholders of record as of the close of business on September 17, 2021, equal to $0.0328767 per share of our common stock, which was equal to an annualized distribution rate of $0.40 per share. Further, our board authorized record date distributions to our Class T common stockholders and Class I common stockholders of record as of each monthly record date from October 2021 through June 2022, equal to $0.033333333 per share of our common stock, which was equal to an annualized distribution rate of $0.40 per share. The distributions were paid in cash or shares of our common stock pursuant to the AHR DRIP.
Effective beginning with the third quarter of 2022, distributions, if any, were or shall be authorized by our board on a quarterly basis, in such amounts as our board determined or shall determine, and each quarterly record date for the purposes of such distributions was or shall be determined and authorized by our board in the last month of each calendar quarter until such time as our board changes our distribution policy. On September 28, 2022, our board authorized a distribution to our Class T and Class I common stockholders of record as of the close of business on September 29, 2022, for the quarter commencing on July 1, 2022 and ending on September 30, 2022. The quarterly distribution was equal to $0.10 per share of our common stock, which is equal to an annualized distribution rate of $0.40 per share. The third quarter distribution was paid in October 2022 in cash or shares of our common stock pursuant to the AHR DRIP, only from legally available funds.
On March 18, 2021, in connection with the GAHR IV special committee's strategic alternative review process, the GAHR IV board of directors authorized the suspension of the DRIP, effective as of April 1, 2021. As a result, beginning with the April 2021 distributions, which were paid in May 2021, there were no further issuances of shares pursuant to the DRIP, and stockholders who were participants in the AHR DRIP received cash distributions instead. On October 4, 2021, our board authorized the reinstatement of the DRIP and as a result, beginning with the October 2021 distribution, which was paid in

November 2021, stockholders who previously enrolled as participants in the DRIP (including former GAHR III stockholders who participated in the GAHR III distribution reinvestment plan) received distributions in shares of our common stock pursuant to the terms of the AHR DRIP, instead of cash distributions. On November 14, 2022, our board suspended the AHR DRIP Offering beginning with the distributions declared, if any, for the quarter ending December 31, 2022. Please see Note 22, Subsequent Events, to our accompanying condensed consolidated financial statements for a further discussion.
The amount of the distributions paid to our common stockholders was determined quarterly or monthly, as applicable, by our board and was dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our qualification as a REIT under the Code. We have not established any limit on the amount of borrowings that may be used to fund distributions, except that, in accordance with Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences.
GAHR III Distributions
On May 29, 2020 in response to the impact of the COVID-19 pandemic, the board of directors of GAHR III authorized the suspension of all stockholder distributions upon the completion of the payment of distributions payable to stockholders of record on or prior to the close of business on May 31, 2020. The board of directors of GAHR III subsequently reinstated stockholder distributions in June 2021 through September 2021 at an annualized distribution rate of $0.20 per share.
The following tables reflect distributions we paid for the nine months ended September 30, 2022 and distributions paid by GAHR III for the nine months ended September 30, 2021, along with the amount of distributions reinvested pursuant to the AHR DRIP or GAHR III distribution reinvestment plan, as applicable, and the sources of distributions as compared to cash flows from operations or funds from operations attributable to controlling interest, or FFO, a non-GAAP financial measure:

	AHR		GAHR III
	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
Distributions paid in cash	$35,391,000		$12,961,000
Distributions reinvested	26,118,000		—
	$61,509,000		$12,961,000
Sources of distributions:
Cash flows from operations	$61,509,000	100%	$—	—%
Proceeds from borrowings	—	—	12,961,000	100
	$61,509,000	100%	$12,961,000	100%

	AHR		GAHR III
	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
Distributions paid in cash	$35,391,000		$12,961,000
Distributions reinvested	26,118,000		—
	$61,509,000		$12,961,000
Sources of distributions:
FFO attributable to controlling interest	$61,509,000	100%	$12,961,000	100%
Proceeds from borrowings	—	—	—	—
	$61,509,000	100%	$12,961,000	100%
As of September 30, 2022, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and some portion of a distribution to our stockholders may have been paid from borrowings. For a further discussion of FFO, including a reconciliation of our GAAP net loss to FFO, see “Funds from Operations and Modified Funds from Operations,” below.
Financing
We anticipate that our overall leverage will not exceed 50.0% of the combined fair market value of all of our properties, and other real estate-related investments, as determined at the end of each calendar year. For these purposes, the market value of each asset will be equal to the contract purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of September 30, 2022, our aggregate borrowings were 48.0% of the combined market value of all of our real estate and real estate-related investments.
Mortgage Loans Payable, Net
For a discussion of our mortgage loans payable, see Note 8, Mortgage Loans Payable, Net, to our accompanying condensed consolidated financial statements.
Lines of Credit and Term Loans
For a discussion of our lines of credit and term loans, see Note 9, Lines of Credit and Term Loans, to our accompanying condensed consolidated financial statements.
REIT Requirements
In order to maintain our qualification as a REIT for U.S. federal income tax purposes, we are required to distribute to our stockholders a minimum of 90.0% of our REIT taxable income. Existing Internal Revenue Service, or IRS, guidance includes a safe harbor pursuant to which publicly offered REITs can satisfy the distribution requirement by distributing a combination of cash and stock to stockholders. In general, to qualify under the safe harbor, each stockholder must elect to receive either cash or stock, and the aggregate cash component of the distribution to stockholders must represent at least 20.0% of the total distribution. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collection of receivables, we may seek to obtain capital to make distributions by means of secured and unsecured debt financing through one or more unaffiliated third parties. We may also make distributions with cash from capital transactions including, without limitation, the sale of one or more of our properties.
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 12, Commitments and Contingencies, to our accompanying condensed consolidated financial statements.
Debt Service Requirements
A significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of September 30, 2022, we had $1,177,244,000 of fixed-rate and variable-rate mortgage loans payable outstanding secured by our properties. As of September 30, 2022, we had $1,292,935,000 outstanding and $117,065,000 remained available under our lines of credit. The weighted average effective interest rate on our outstanding debt was 4.47% per annum as of September 30, 2022. See Note 8, Mortgage Loans Payable, Net and Note 9, Lines of Credit and Term Loans, to our accompanying condensed consolidated financial statements.
We are required by the terms of certain loan documents to meet various financial and non-financial covenants, such as leverage ratios, net worth ratios, debt service coverage ratios and fixed charge coverage ratios. As of September 30, 2022, we were in compliance with all such covenants and requirements on our mortgage loans payable and our lines of credit and term loans. While the extent and severity of the COVID-19 pandemic on our business has been subsiding, any potential future deterioration of operations in excess of management's projections as a result of COVID-19 could impact future compliance with these covenants. If any future covenants are violated, we anticipate seeking a waiver or amending the debt covenants with the lenders when and if such event should occur. However, there can be no assurances that management will be able to effectively achieve such plans.
Related Party Transactions
For a summary of related party transactions, see Note 15, Related Party Transactions, to our accompanying condensed consolidated financial statements, and Note 15, Related Party Transactions, to the consolidated financial statements that are a part of our 2021 Annual Report on Form 10-K, as filed with the SEC on March 25, 2022.
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as funds from operations, a non-GAAP financial measure, which we believe to be an appropriate supplemental performance measure to reflect the operating performance of a REIT. The use of funds from operations is recommended by the REIT industry as a supplemental performance measure, and our management uses FFO to evaluate our performance over time. FFO is not equivalent to our net income (loss) as determined under GAAP.

We define FFO, a non-GAAP financial measure, consistent with the standards established by the White Paper on funds from operations approved by the Board of Governors of NAREIT, or the White Paper. The White Paper defines funds from operations as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of certain real estate assets, gains or losses upon consolidation of a previously held equity interest, and impairment writedowns of certain real estate assets and investments, plus depreciation and amortization related to real estate, and after adjustments for unconsolidated partnerships and joint ventures. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that impairments are based on estimated future undiscounted cash flows. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations. Our FFO calculation complies with NAREIT’s policy described above.
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
The IPA, an industry trade group, has standardized a measure known as modified funds from operations, which the IPA has recommended as a supplemental performance measure and which we believe to be another appropriate supplemental performance measure to reflect operating performance. MFFO is not equivalent to our net income (loss) as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes expensed acquisition fees and expenses that affect our operations only in periods in which properties are acquired and that we consider more reflective of investing activities, as well as other non-operating items included in FFO, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after the initial offering stage has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after the initial offering stage has been completed and properties have been acquired, as it excludes expensed acquisition fees and expenses that have a negative effect on our initial operating performance during the periods in which properties are acquired.
We define MFFO, a non-GAAP financial measure, consistent with the Practice Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines modified funds from operations as funds from operations further adjusted for the following items included in the determination of GAAP net income (loss): expensed acquisition fees and costs; amounts relating to deferred rent and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income (loss); gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan; and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect modified funds from operations on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline described above.

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
None of the SEC, NAREIT, or any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT, or another regulatory body may decide to standardize the allowable adjustments across the REIT industry and we would have to adjust our calculation and characterization of FFO.
For the three and nine months ended September 30, 2022 and 2021, we recognized government grants as grant income or as a reduction of property operating expenses, as applicable, and within loss from unconsolidated entities. Such amounts were granted through federal and state government programs, such as through the CARES Act, and which were established for eligible healthcare providers to preserve liquidity in response to the COVID-19 pandemic. See the “Results of Operations” section above for a further discussion. The government grants helped mitigate some of the negative impact that the COVID-19 pandemic had on our financial condition and results of operations. Without such relief funds, the COVID-19 pandemic would have had a material adverse impact to our FFO and MFFO. For the three months ended September 30, 2022 and 2021, FFO would have been approximately $21,574,000 and $15,996,000, respectively, excluding government grants recognized. For the nine months ended September 30, 2022 and 2021, FFO would have been approximately $74,456,000 and $37,622,000, respectively, excluding government grants recognized. For the three months ended September 30, 2022 and 2021, MFFO would have been approximately $25,326,000 and $20,619,000, respectively, excluding government grants recognized. For the nine months ended September 30, 2022 and 2021, MFFO would have been approximately $86,800,000 and $43,300,000, respectively, excluding government grants recognized.

The following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(7,644,000)	$(4,036,000)	$(24,083,000)	$(28,270,000)
Depreciation and amortization related to real estate — consolidated properties	40,390,000	26,334,000	122,640,000	78,414,000
Depreciation and amortization related to real estate — unconsolidated entities	197,000	768,000	1,043,000	2,336,000
Impairment of real estate investments — consolidated properties	21,851,000	—	39,191,000	3,335,000
(Gain) loss on dispositions of real estate investments — consolidated properties	(2,113,000)	(276,000)	(2,796,000)	101,000
Gain on re-measurement of previously held equity interest(1)	(19,567,000)	—	(19,567,000)	—
Net (income) loss attributable to noncontrolling interests	(5,861,000)	(1,201,000)	(9,688,000)	3,508,000
Depreciation, amortization, impairments, gain/loss on dispositions and gain on re-measurement — noncontrolling interests	(757,000)	(4,960,000)	(14,910,000)	(14,616,000)
FFO attributable to controlling interest	$26,496,000	$16,629,000	$91,830,000	$44,808,000

Business acquisition expenses(2)	$231,000	$3,633,000	$2,161,000	$7,631,000
Amortization of above- and below-market leases(3)	700,000	22,000	1,904,000	270,000
Amortization of closing costs(4)	60,000	52,000	174,000	148,000
Change in deferred rent(5)	(1,029,000)	1,493,000	(3,333,000)	1,011,000
Loss on debt extinguishments(6)	628,000	—	5,038,000	2,293,000
Gain in fair value of derivative financial instruments(7)	—	(1,860,000)	(500,000)	(5,456,000)
Foreign currency loss(8)	3,695,000	1,394,000	8,689,000	741,000
Adjustments for unconsolidated entities(9)	33,000	133,000	223,000	452,000
Adjustments for noncontrolling interests(9)	(566,000)	(244,000)	(2,012,000)	(1,412,000)
MFFO attributable to controlling interest	$30,248,000	$21,252,000	$104,174,000	$50,486,000
Weighted average Class T and Class I common shares outstanding — basic and diluted	263,279,232	179,641,677	262,940,706	179,632,818
Net loss per Class T and Class I common share — basic and diluted	$(0.03)	$(0.02)	$(0.09)	$(0.16)
FFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$0.10	$0.09	$0.35	$0.25
MFFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$0.11	$0.12	$0.40	$0.28
___________

(1)We recognized a gain upon the acquisition of the 50.0% controlling interest in RHS. Such acquisition resulted in the consolidation of RHS, which was previously accounted for as an equity method investment. We believe that adjusting for such non-recurring gains provides useful supplemental information because such gains may not be reflective of on-going business transactions and operations and is consistent with management’s analysis of our operating performance.
(2)In evaluating investments in real estate, we differentiate the costs to acquire the investment from the operations derived from the investment. By excluding business acquisition expenses that have been deducted as expenses in the determination of GAAP net income or loss, we believe MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Business acquisition expenses include payments to our former advisor or its affiliates and third parties.
(3)Under GAAP, above- and below-market leases are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, we believe that by excluding charges relating to the amortization of above- and below-market leases, MFFO may provide useful supplemental information on the performance of the real estate.
(4)Under GAAP, closing costs are amortized over the term of our debt security investment as an adjustment to the yield on our debt security investment. This may result in income recognition that is different than the contractual cash flows under our debt security investment. By adjusting for the amortization of the closing costs, MFFO may provide useful supplemental information on the realized economic impact of our debt security investment, providing insight on the expected contractual cash flows of such investment, and aligns results with management’s analysis of operating performance.
(5)Under GAAP, as a lessor, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays). As a lessee, we record amortization of right-of-use assets and accretion of lease liabilities for our operating leases. This may result in income or expense recognition that is significantly different than the underlying contract terms. By adjusting such amounts, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns results with management’s analysis of operating performance.
(6)The loss associated with the early extinguishment of debt primarily relates to the write-off of unamortized deferred financing fees, write-off of unamortized debt discount or premium, penalties, or other fees incurred. We believe that adjusting for such non-recurring losses provides useful supplemental information because such charges (or losses) may not be reflective of on-going business transactions and operations and is consistent with management’s analysis of our operating performance.
(7)Under GAAP, we are required to include changes in fair value of our derivative financial instruments in the determination of net income or loss. We believe that adjusting for the change in fair value of our derivative financial instruments to arrive at MFFO is appropriate because such adjustments may not be reflective of on-going operations and reflect unrealized impacts on value based only on then current market conditions, although they may be based upon general market conditions. The need to reflect the change in fair value of our derivative financial instruments is a continuous process and is analyzed on a quarterly basis in accordance with GAAP.
(8)We believe that adjusting for the change in foreign currency exchange rates provides useful information because such adjustments may not be reflective of on-going operations.
(9)Includes all adjustments to eliminate the unconsolidated entities’ share or noncontrolling interests’ share, as applicable, of the adjustments described in notes (2) – (8) above to convert our FFO to MFFO.
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
For the three and nine months ended September 30, 2022 and 2021, we recognized government grants as grant income or as a reduction of property operating expenses, as applicable. The government grants helped mitigate some of the negative impact that the COVID-19 pandemic had on our financial condition and results of operations. Without such relief funds, the COVID-19 pandemic would have had a material adverse impact to our NOI. For the three months ended September 30, 2022 and 2021, NOI would have been approximately $67,292,000 and $51,541,000, respectively, excluding government grants recognized. For the nine months ended September 30, 2022 and 2021, NOI would have been approximately $202,370,000 and $129,842,000, respectively, excluding government grants recognized.
To facilitate understanding of this financial measure, the following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to NOI for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(7,644,000)	$(4,036,000)	$(24,083,000)	$(28,270,000)
General and administrative	9,626,000	9,008,000	31,673,000	23,608,000
Business acquisition expenses	231,000	3,633,000	2,161,000	7,631,000
Depreciation and amortization	40,422,000	26,334,000	122,704,000	78,414,000
Interest expense	27,524,000	17,025,000	70,694,000	52,284,000
(Gain) loss on dispositions of real estate investments	(2,113,000)	(276,000)	(2,796,000)	101,000
Impairment of real estate investments	21,851,000	—	39,191,000	3,335,000
Loss (income) from unconsolidated entities	344,000	(384,000)	(1,680,000)	2,288,000
Gain on re-measurement of previously held equity interest	(19,567,000)	—	(19,567,000)	—
Foreign currency loss	3,695,000	1,394,000	8,689,000	741,000
Other income	(670,000)	(348,000)	(2,399,000)	(811,000)
Income tax expense	126,000	127,000	499,000	785,000
Net operating income	$73,825,000	$52,477,000	$225,086,000	$140,106,000
Subsequent Events
For a discussion of subsequent events, see Note 22, Subsequent Events, to our accompanying condensed consolidated financial statements.
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
Interest Rate Risk
We are exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire and develop properties and other investments. Our interest rate risk is monitored using a variety of techniques. Our interest rate risk management objectives are to limit the impact of interest rate increases on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow or lend at fixed or variable rates.
We entered into, and may continue to enter into, derivative financial instruments such as interest rate swaps and interest rate caps in order to mitigate our interest rate risk on a related financial instrument, and for which we have not and may not elect hedge accounting treatment. We did not elect to apply hedge accounting treatment to these derivatives; therefore, changes in the fair value of interest rate derivative financial instruments were recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations and comprehensive loss. As of September 30, 2022, we did not have any derivative financial instruments. We do not enter into derivative transactions for speculative purposes.
The Financial Conduct Authority, or FCA, ceased publishing one-week and two-month LIBOR after December 31, 2021 and intends to cease publishing all remaining LIBOR after June 30, 2023. On January 19, 2022, we, through our operating partnership, entered into the 2022 Credit Facility that bears interest at varying rates based upon, at our option, (1) the Daily SOFR, plus the applicable rate for Daily SOFR Rate Loans; or (2) the Term SOFR plus the applicable rate for Term SOFR Rate Loans, as such terms are defined in the 2022 Credit Facility. Please see Note 9, Lines of Credit and Term Loans — 2022 Credit Facility, to our accompanying condensed consolidated financial statements for a further discussion.

We have variable rate debt outstanding and maturing on various dates from 2023 to 2031 that are indexed to LIBOR. As such, we are monitoring and evaluating the related risks of the discontinuation of LIBOR, which include possible changes to the interest on loans or amounts received and paid on derivative instruments we may enter into in the future. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments tied to LIBOR could also be impacted when LIBOR is discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty. If a contract is not transitioned to an alternative rate when LIBOR is discontinued, the impact on our contracts is likely to vary. When LIBOR is discontinued, interest rates on our current or future indebtedness may be adversely affected. Currently we cannot estimate the overall impact of the phase-out of LIBOR on our current debt agreements, although it is possible that an alternative variable rate could raise our borrowing costs. It is not possible to predict whether LIBOR will continue to be viewed as an acceptable market “benchmark” prior to June 30, 2023, and it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.
As of September 30, 2022, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Assets
Debt security held-to-maturity	$—	$—	$—	$93,433,000	$—	$—	$93,433,000	$92,831,000
Weighted average interest rate on maturing fixed-rate debt security	—%	—%	—%	4.24%	—%	—%	4.24%	—
Liabilities
Fixed-rate debt — principal payments	$12,679,000	$34,321,000	$71,422,000	$28,892,000	$154,957,000	$503,013,000	$805,284,000	$644,045,000
Weighted average interest rate on maturing fixed-rate debt	4.03%	3.78%	3.52%	3.34%	2.98%	3.00%	3.10%	—
Variable-rate debt — principal payments	$111,000	$522,729,000	$158,065,000	$277,000	$414,192,000	$569,521,000	$1,664,895,000	$1,672,727,000
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of September 30, 2022)	6.52%	5.68%	5.60%	5.07%	4.79%	4.75%	5.13%	—
Debt Security Investment, Net
As of September 30, 2022, the net carrying value of our debt security investment was $82,067,000. As we expect to hold our debt security investment to maturity and the amounts due under such debt security investment would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our debt security investment, would have a significant impact on our operations. See Note 16, Fair Value Measurements, to our accompanying condensed consolidated financial statements, for a discussion of the fair value of our investment in a held-to-maturity debt security. The effective interest rate on our debt security investment was 4.24% per annum as of September 30, 2022.
Mortgage Loans Payable, Net and Lines of Credit and Term Loans
Mortgage loans payable were $1,177,244,000 as of September 30, 2022. As of September 30, 2022, we had 64 fixed-rate mortgage loans payable and 13 variable-rate mortgage loans payable with effective interest rates ranging from 2.21% to 6.52% per annum and a weighted average effective interest rate of 3.85%. In addition, as of September 30, 2022, we had $1,292,935,000 outstanding under our lines of credit and term loans, at a weighted average interest rate of 5.04% per annum.
As of September 30, 2022, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps (if any), was 4.47% per annum. An increase in the variable interest rate on our variable-rate mortgage loans payable and lines of credit and term loans constitutes a market risk. As of September 30, 2022, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on all of our other variable-rate mortgage loans payable and lines of credit and term loans by $8,440,000, or 10.7% of total annualized interest expense on our mortgage loans payable and lines of credit and term loans. See Note 8, Mortgage Loans Payable, Net and Note 9, Lines of Credit and Term Loans, to our accompanying condensed consolidated financial statements.

Other Market Risk
In addition to changes in interest rates and foreign currency exchange rates, the value of our future investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.
Item 4. Controls and Procedures.
(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily are required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2022 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2022, were effective at the reasonable assurance level.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
For a discussion of our legal proceedings, see Note 12, Commitments and Contingencies — Litigation, to our accompanying condensed consolidated financial statements.
Item 1A. Risk Factors.
There were no material changes from the risk factors previously disclosed in our 2021 Annual Report on Form 10-K, as filed with the SEC on March 25, 2022 except as noted below.
No assurance can be given that we will complete the contemplated underwritten primary offering of our common stock or that we will be successful in listing our common stock on the New York Stock Exchange. Similarly, there can be no assurance that the public offering price per share of common stock in any offering that we may complete or that the subsequent trading price per share of our common stock on the New York Stock Exchange, if we are successful in listing our common stock thereon, will exceed our current NAV per share.
In September 2022, we filed a registration statement with the SEC relating to a proposed primary public offering of shares of our common stock in conjunction with the contemplated listing of our common stock on the New York Stock Exchange, or NYSE. Completing a public offering will require the SEC to declare the registration statement effective, and listing on the NYSE will require approval by the NYSE. Moreover, in addition to required regulatory actions, a decision to proceed with an offering and listing depends on our evaluation of market conditions and other factors, many of which are beyond our control. Accordingly, there can be no assurance as to when, or even if, we will be able to complete the public offering or successfully list our common stock on the NYSE.
We do not know the terms, including the public offering price per share, on which the contemplated underwritten primary public offering of common stock may be completed. The initial public offering price of the common stock sold in any such offering will be discussed between us and the representatives of the underwriters of such offering. Among the factors that we expect to consider in determining the initial public offering price, in addition to prevailing market conditions, will be our historical performance, estimates of our business potential and earnings prospects, an assessment of our management and the consideration of the above factors in relation to market valuation of companies in related businesses. Thereafter, the market price of shares of our common stock on the NYSE will depend on numerous factors and may be volatile, and an active trading market may not develop or be maintained. There can be no assurance that the public offering price per share of common stock will equal or exceed our NAV per share, which our Board determined on March 24, 2022 to be $9.29 as of December 31, 2021, and the subsequent trading price may be below the public offering price per share.
Prior to suspension of the AHR DRIP in November 2022, the purchase price per share of common stock sold under the AHR DRIP was the most recently published estimated NAV per share. No assurance can be given that the public offering price per share of common stock sold in any underwritten primary offering or that the trading price per share of our common stock on the NYSE will equal or exceed the price at which shares of common stock were sold under the AHR DRIP. The public offering price per share of common stock sold in any underwritten primary offering or the subsequent trading price per share of our common stock on the NYSE could be below our NAV per share and the price per share that investors purchased shares in the AHR DRIP.
Shares of Class T common stock and Class I common stock held by current stockholders will not initially be listed on the NYSE.
It is contemplated that we will list our common stock sold in the potential underwritten public offering on the NYSE in conjunction with any such offering. Currently, our stockholders own either Class T common stock or Class I common stock, and we do not intend to list our Class T common stock or Class I common stock on the NYSE. However, on the six-month anniversary of any listing of our common stock on the NYSE, outstanding shares of Class T common stock and Class I common stock will automatically be converted into shares of our NYSE-listed common stock. Accordingly, current stockholders will not be able to sell their Class T common stock or Class I common stock on the NYSE until such conversion occurs, and such shares will be less liquid than our listed common stock until such time as the automatic conversion occurs.
Our investments in, and acquisitions of, medical office buildings, senior housing, skilled nursing facilities, hospitals and other healthcare-related facilities may be unsuccessful or fail to meet our expectations.
Some of our acquisitions may not prove to be successful. We could encounter unanticipated difficulties and expenditures relating to any acquired properties, including contingent liabilities, and acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. Such expenditures may negatively affect our results of operations. Investments in and acquisitions of medical office buildings, senior housing, skilled nursing facilities, hospitals and other healthcare-related facilities entail risks associated with real estate investments generally, including risks that the investment will not achieve expected returns, that the cost estimates for necessary property improvements will prove inaccurate or that the tenant or operator will fail to meet performance expectations. Furthermore, there can be no assurance that our anticipated acquisitions and investments, the completion of which is subject to various conditions, will be consummated in accordance with anticipated timing, on anticipated terms, or at all. In addition, we may not be able to identify off-market investment opportunities or investment opportunities that are strategically marketed to a limited number of investors at the rate that we anticipate or at all. We may be unable to obtain or assume financing for acquisitions on favorable terms or at all. Healthcare properties are often highly customizable and the development or redevelopment of such properties may require costly tenant-specific improvements. We may experience delays and disruptions to property redevelopment as a result of supply chain issues and construction material and labor shortages. We also may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and this could have a material adverse effect on us. Acquired properties may be located in new markets, either within or outside the United States, where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area, costs associated with opening a new regional office, and unfamiliarity with local governmental and permitting procedures. As a result, we cannot provide assurances that we will achieve the economic benefit we expect from acquisitions, investment, development and redevelopment opportunities, which may lead to impairment of such assets.
Inaccuracies in our underwriting assumptions and/or delays in the selection, acquisition, expansion or development of real properties may materially and adversely affect us.
Inaccuracies in our underwriting assumptions and/or delays we encounter in the selection, acquisition, expansion and development of real properties could materially and adversely affect us. In deciding whether to acquire, expand or develop a particular property, we make assumptions regarding the expected future performance of that property. In particular, we estimate the return on our investment based on expected construction costs, lease up velocity, occupancy, rental rates, operating expenses, capital costs and future competition. If our financial projections with respect to a new property are inaccurate, the property may fail to perform as we expected in analyzing our investment. Our development/expansion and construction projects are vulnerable to the impact of material shortages and inflation. For example, shortages and fluctuations in the price of lumber or in other important raw materials could result in delays in the start or completion of, or increase the cost of, developing one or more of our projects. Pricing for labor and raw materials can be affected by various national, regional, local, economic and political factors, including changes to immigration laws that impact the availability of labor or tariffs on imported construction materials.
In connection with our development, expansion and related construction activities, we may be unable to obtain, or suffer delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, or satisfactory tax rates, incentives or abatements. Operators of new facilities we construct may need to obtain Medicare and Medicaid certification and enter into Medicare and Medicaid provider agreements and/or third-party payor contracts. In the event that the operator is unable to obtain the necessary licensure, certification, provider agreements or contracts after the completion of construction, there is a risk that we will not be able to earn any revenues on the facility until either the initial operator obtains a license or certification to operate the new facility and the necessary provider agreements or contracts or we find and contract with a new operator that is able to obtain a license to operate the facility for its intended use and the necessary provider agreements or contracts.
One of our growth strategies is to develop new and expand existing clinical healthcare real estate; we may do this directly or indirectly through joint ventures, including through Trilogy Investors, LLC, or Trilogy. In particular, Trilogy is currently engaged in six new developments, with a total estimated cost of approximately $137 million, and 14 expansions, with a total estimated cost of approximately $11 million. Expanding and, in particular, developing properties exposes us to increased risks beyond those associated with investing in stabilized, cash flowing real estate. For example, actual costs could significantly exceed estimates (particularly during periods of rapid inflation), construction and stabilization (i.e., substantial lease-up) could take longer than expected, and occupancy and/or rental rates could prove to be lower than expected or property operating expenses could be higher. Any of these events could materially reduce any returns we achieve, or result in losses, on expansion or development projects. For the developments we have completed to date, the time to stabilization has varied, in some cases significantly, and certain developments have not yet stabilized. There can be no assurance that our current or any future development or expansion projects will be completed in accordance with our budgeted expectations, that they will achieve our underwritten returns or result in yields on cost similar to those achieved on past investments, that they will be stabilized in accordance with our expectations or at all or that, if stabilization is achieved, such stabilization will be maintained. In addition, development and expansion projects undertaken indirectly through Trilogy are primarily overseen by Trilogy Management Services, LLC, or the Trilogy Manager, and we do not have the same level of day-to-day involvement or control over such projects that we do in a project we undertake directly. Accordingly, with respect to projects undertaken through Trilogy, we rely on the development expertise of the Trilogy Manager.

Where properties are acquired prior to the start of construction or during the early stages of construction or when an existing property is expanded, it will typically take several months to complete construction and lease available space. Development and other construction projects, subject us to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups and our builder’s ability to build in conformity with plans, specifications, budgeted costs and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks if we make periodic progress payments or other advances to builders prior to completion of construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer or result in a loss.
Bridge loans involve a greater risk of loss than traditional investment-grade mortgage loans with fully insured borrowers.
We have in the past, and may in the future, acquire bridge loans secured by first lien mortgages on a property to borrowers who are typically seeking short-term capital to be used in an acquisition, construction or rehabilitation of a property, or other short-term liquidity needs. The typical borrower under a bridge loan has usually identified an undervalued asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan, and we bear the risk that we may not recover some or all of our initial expenditure.
In addition, borrowers usually use the proceeds of a conventional mortgage to repay a bridge loan. A bridge loan therefore is subject to the risk of a borrower’s inability to obtain permanent financing to repay the bridge loan. Bridge loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses, and special hazard losses that are not covered by standard hazard insurance. In the event of any default under bridge loans held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the bridge loan. To the extent we suffer such losses with respect to our bridge loans, we may be materially and adversely affected.
We have substantial indebtedness and may incur additional indebtedness in the future, which could materially and adversely affect us.
We have substantial indebtedness and may incur additional indebtedness in the future, which could materially and adversely affect us. Though we anticipate that our overall leverage will not exceed 50.0% of the combined fair market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year, our organizational documents do not place a limitation on the amount of leverage that we may incur, and we could incur leverage substantially in excess of this amount. We expect to fund a portion of our cash needs, including funding investment activity, with additional indebtedness. Our ability to access additional debt capital and the cost of other terms thereof will be significantly influenced by our creditworthiness and any rating potentially assigned by a rating agency, as well as by general economic and market conditions. Significant secured and unsecured indebtedness adversely affects our creditworthiness and could prevent us from achieving an investment grade credit rating, if pursued, or cause a rating agency to lower a rating or to place a rating on a “watchlist” for possible downgrade. Deterioration in our creditworthiness or in any ratings that we may achieve, or the perception that any such deterioration may occur, would adversely affect our ability to access additional debt capital and increase the cost of any debt capital that is available to us and may require us to accept restrictive covenants. A reduction in our access to debt capital, an increase in the cost thereof or our acceptance of restrictive covenants could limit our ability to achieve our business objectives and pursue our growth strategies.
We may also incur mortgage debt and other property-level debt on properties that we already own in order to obtain funds to acquire additional properties or make other capital investments. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90.0% of our annual REIT taxable income to our stockholders. However, we cannot guarantee that we will be able to obtain any such borrowings on favorable terms or at all.
If we mortgage a property and there is a shortfall between the cash flows from that property and the cash flows needed to service mortgage debt on that property, our financial results would be negatively affected and the amount of cash available for distributions to stockholders would be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. In addition, lenders may have recourse to assets other than those specifically securing the repayment of indebtedness. For tax purposes, a foreclosure on any of our properties will be treated as a disposition of the property, which could cause us to recognize taxable income on foreclosure, without receiving corresponding cash proceeds. We may give full or partial guarantees to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity.
A significant amount of debt subjects us to many risks that, if realized, would materially and adversely affect us, including the risk that:
• our cash flow from operating activities could become insufficient to make required payments of principal and interest on our debt, which would likely result in (1) acceleration of the debt (and any other debt containing a cross-default or cross-acceleration provision), increasing the likelihood of further distress if refinancing is not available on favorable terms or at all, (2) our inability to borrow undrawn amounts under other existing financing arrangements, even if we have timely made all required payments under such arrangements, further compromising our liquidity and/or (3) the loss of some or all of our assets that are pledged as collateral in connection with our financing arrangements;
•our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that such debt will increase our investment returns in an amount sufficient to offset the associated risks relating to leverage;
• we may be required to dedicate a substantial portion of our cash flow from operating activities to payments on our debt, thereby reducing funds available for operations, future business opportunities, stockholder distributions and/or other purposes; and
• to the extent the maturity of certain debt occurs prior to the maturity of a related asset pledged or transferred as collateral for such debt, we may not be able to refinance that debt on favorable terms or at all, which may reduce available liquidity and/or cause significant losses to us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
On August 8, 2022, we granted 12,614 shares of our restricted Class T common stock, or the RSAs, and 4,205 performance-based restricted stock units, or PSUs, to one of our executive officers pursuant to our 2015 Incentive Plan. Such RSAs and PSUs were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act. The RSAs vest in three equal annual installments beginning on January 1, 2023 and ending on January 1, 2025 (subject to continuous employment through each vesting date) and the PSUs will cliff vest in the first quarter of 2025 (subject to continuous employment through that vesting date), with the amount of vesting depending on meeting certain key performance criteria as further described in the 2015 Incentive Plan.
On August 30, 2022, we granted 7,244 shares of our restricted Class T common stock to one of our independent directors pursuant to our 2015 Incentive Plan in connection with his appointment to our board. Such shares of restricted stock were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act and vest on June 15, 2023.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
Our share repurchase plan allowed for repurchases of shares of our common stock by us when certain criteria were met. Share repurchases were made at the sole discretion of our board. Funds for the repurchase of shares of our common stock originated exclusively from the cumulative proceeds we received from the sale of shares of our common stock pursuant to our DRIP Offerings.
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
On November 14, 2022, our board suspended our share repurchase plan with respect to all repurchase requests, including repurchases resulting from the death or qualifying disability of stockholders, beginning with share repurchases for the quarter ending December 31, 2022. See Note 22, Subsequent Events, to our accompanying condensed consolidated financial statements.
During the three months ended September 30, 2022, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2022 to July 31, 2022	608,138	$9.29	608,138	(1)
August 1, 2022 to August 31, 2022	—	$—	—	(1)
September 1, 2022 to September 30, 2022	—	$—	—	(1)
Total	608,138	$9.29	608,138
___________
(1)A description of the maximum number of shares that may be purchased under our share repurchase plan is included in Note 14, Equity — Share Repurchase Plan, to our accompanying condensed consolidated financial statements.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
In connection with the filing of a Registration Statement on Form S-11 for a proposed public offering of our shares of common stock in conjunction with a contemplated listing of our common stock on the New York Stock Exchange, as discussed in Note 1, Organization and Description of Business — Public Offerings, to our accompanying condensed consolidated financial statements, our board approved the following:
Reverse Stock Split
On November 10, 2022, our board approved the following charter amendments to effect on November 15, 2022: (i) a one-for-four reverse stock split of each issued and outstanding share of Class T common stock, par value $0.01 per share, and Class I common stock, par value $0.01 per share, which resulted in a par value of $0.04 per share for each class of shares of our common stock; and (ii) a decrease to the par value per share of each share of our common stock outstanding as a result of the reverse stock split from $0.04 to $0.01.
Suspension of DRIP
On November 14, 2022, our board approved the suspension of the AHR DRIP Offering beginning with the distributions declared, if any, for the quarter ending December 31, 2022. As a result of the suspension of the AHR DRIP, there will be no further issuances of shares of our Class T or Class I common stock pursuant to the AHR DRIP unless and until our board reinstates the AHR DRIP Offering, and stockholders who are current participants in the AHR DRIP will receive cash distributions instead.
Suspension of Share Repurchase Plan
Additionally on November 14, 2022, our board approved the suspension of our SRP beginning with share repurchase requests for the quarter ending December 31, 2022. All share repurchase requests outstanding as of the quarter ending December 31, 2022, including requests resulting from the death or qualifying disability of stockholders, shall not be processed, shall be considered canceled in full and shall not be considered outstanding repurchase requests.

Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1
Amended and Restated Distribution Reinvestment Plan of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.6 to our Registration Statement on Form S-3 (File No. 333-229301) filed January 18, 2019 and incorporated herein by reference)

10.1
Transition Services Agreement by and among American Healthcare REIT, Inc., American Healthcare Opps Holdings, LLC and Mathieu B. Streiff, dated July 14, 2022 (included as Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55775) filed July 18, 2022 and incorporated herein by reference)

10.2
Offer Letter, dated July 14, 2022, between American Healthcare REIT, Inc. and Gabriel M. Willhite (included as Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-55775) filed July 18, 2022 and incorporated herein by reference)

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

American Healthcare REIT, Inc. (Registrant)

November 14, 2022	By:	/s/ DANNY PROSKY
Date		Danny Prosky
Chief Executive Officer, President and Director
(Principal Executive Officer)

November 14, 2022	By:	/s/ BRIAN S. PEAY
Date		Brian S. Peay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)