Form 10-K
period 2022-12-31
American Healthcare REIT, Inc.
filed 2023-03-17
CIK 1632970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
There is no established market for the registrant’s common stock. On March 24, 2022, the registrant’s board of directors established an updated estimated per share net asset value, or NAV, of the registrant’s common stock of $37.16 as of December 31, 2021. As of the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 19,174,079 shares of Class T common stock and 46,354,260 shares of Class I common stock held by non-affiliates, for an aggregate market value of $712,509,000 and $1,722,524,000, respectively, assuming a market value as of that date of $37.16 per share.
As of March 10, 2023, there were 19,536,622 shares of Class T common stock and 46,675,367 shares of Class I common stock of American Healthcare REIT, Inc. outstanding.
______________________________________
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference portions of the American Healthcare REIT, Inc. definitive proxy statement for the 2023 annual meeting of stockholders (into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K).

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
Company
American Healthcare REIT, Inc., a Maryland corporation, is a leading internally-managed real estate investment trust, or REIT, that owns a diversified portfolio of clinical healthcare real estate properties, focusing primarily on medical office buildings, or MOBs, senior housing, skilled nursing facilities, or SNFs, hospitals and other healthcare-related facilities. We have built a fully-integrated management platform, with approximately 113 employees, that operates clinical healthcare properties throughout the United States, the United Kingdom, and the Isle of Man. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). Our healthcare facilities operated under a RIDEA structure include our senior housing operating properties, or SHOP, and our integrated senior health campuses. We have originated and acquired secured loans and may also originate and acquire other real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income; however, we have selectively developed, and may continue to selectively develop, healthcare real estate properties. We have elected to be taxed as a REIT for U.S. federal income tax purposes. We believe that we have been organized and operated, and we intend to continue to operate, in conformity with the requirements for qualification and taxation as a REIT under the Code.
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
At the effective time of the REIT Merger and prior to the reverse stock split, each issued and outstanding share of GAHR III’s common stock, $0.01 par value per share, converted into the right to receive 0.9266 shares of GAHR IV’s Class I common stock, $0.01 par value per share. Further, at the effective time of the Partnership Merger and prior to the reverse stock split, (i) each unit of limited partnership interest in the surviving partnership outstanding immediately prior to the effective time of the Partnership Merger was converted automatically into the right to receive 0.9266 of a Partnership Class I Unit, as defined in the agreement of limited partnership, as amended, of the surviving partnership and (ii) each unit of limited partnership interest in GAHR IV Operating Partnership immediately prior to the effective time of the Partnership Merger was converted automatically into the right to receive one unit of limited partnership interest of the surviving partnership of like class.
AHI Acquisition
Also on October 1, 2021, immediately prior to the consummation of the Merger, GAHR III acquired a newly formed entity, American Healthcare Opps Holdings, LLC, or NewCo, which we refer to as the AHI Acquisition, pursuant to a contribution and exchange agreement dated June 23, 2021, or the Contribution Agreement, between GAHR III; our operating partnership; American Healthcare Investors, LLC, or AHI; Griffin Capital Company, LLC, or Griffin Capital; Platform Healthcare Investor T-II, LLC; Flaherty Trust; and Jeffrey T. Hanson, the non-executive Chairman of our board of directors, or our board, Danny Prosky, our Chief Executive Officer and President, and Mathieu B. Streiff, one of our directors, or collectively, the AHI Principals. NewCo owned substantially all of the business and operations of AHI, as well as all of the equity interests in (i) Griffin-American Healthcare REIT IV Advisor, LLC, or GAHR IV Advisor, a subsidiary of AHI that served as the external advisor of GAHR IV, and (ii) Griffin-American Healthcare REIT III Advisor, LLC, or GAHR III Advisor, also referred to as our former advisor, a subsidiary of AHI that served as the external advisor of GAHR III.
Pursuant to the Contribution Agreement, AHI contributed substantially all of its business and operations to the surviving partnership, including its interest in GAHR III Advisor and GAHR IV Advisor, and Griffin Capital contributed its then-current ownership interest in GAHR III Advisor and GAHR IV Advisor to the surviving partnership. In exchange for these contributions, the surviving partnership issued limited partnership units, or OP units. Subject to working capital and other customary adjustments, the total approximate value of these OP units at the time of consummation of the transactions contemplated by the Contribution Agreement, and prior to the reverse stock split, was approximately $131,674,000, with a reference value for purposes thereof of $8.71 per OP unit, such that the surviving partnership issued 15,117,529 OP units as consideration, or the Closing Date Consideration. Following the consummation of the Merger and the AHI Acquisition, the Combined Company became self-managed. See “Operating Partnership and Former Advisor” below for a further discussion. Such OP units were owned by AHI Group Holdings, LLC, or AHI Group Holdings, which is owned and controlled by the AHI Principals, Platform Healthcare Investor TII, LLC, Flaherty Trust and a wholly owned subsidiary of Griffin Capital, or collectively, the NewCo Sellers.
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
See Note 4, Business Combinations — 2021 Business Combinations, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of the Merger and the AHI Acquisition.
Operating Partnership and Former Advisor
We conduct substantially all of our operations through our operating partnership and we are the sole general partner of our operating partnership. As of December 31, 2022 and 2021, we owned an approximately 95.0% and 94.9% general partnership interest therein, respectively, and the remaining 5.0% and 5.1%, respectively, was owned by the NewCo Sellers.
Through September 30, 2021, we were externally advised by our former advisor pursuant to an advisory agreement, as amended, or the Advisory Agreement, between us and our former advisor. Our former advisor, subject to the oversight and review of our board, provided asset management, property management, acquisition, disposition and other advisory services on our behalf consistent with our investment policies and objectives. Following the Merger and the AHI Acquisition, we became self-managed and are no longer externally advised. As a result, any fees that would have otherwise been payable to our former advisor are no longer being paid to a third party. Upon consummation of the AHI Acquisition, we redeemed all 51 limited partnership units that our former advisor held in our operating partnership, as well as all 52 limited partnership units held by GAHR IV Advisor in GAHR IV Operating Partnership. Also, on October 1, 2021 and in connection with the AHI Acquisition, our operating partnership redeemed all 5,148 shares of our common stock owned by our former advisor and all 5,208 shares of our Class T common stock owned by GAHR IV Advisor in GAHR IV.
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
See the “Merger of Griffin-American Healthcare REIT III, Inc. and Griffin-American Healthcare REIT IV, Inc.” and “AHI Acquisition” sections above for a further discussion. See Note 13, Redeemable Noncontrolling Interests, and Note 14, Equity – Noncontrolling Interests in Total Equity, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of the ownership in our operating partnership.
Public Offerings
GAHR IV raised $754,118,000 through a best efforts initial public offering, or the initial offering, and issued 18,909,920 aggregate shares of its Class T common stock and Class I common stock. In addition, during the initial offering, GAHR IV issued 813,384 aggregate shares of its Class T common stock and Class I common stock pursuant to GAHR IV’s distribution reinvestment plan, as amended, or the DRIP, for a total of $31,021,000 in reinvested distributions. Following the deregistration of the initial offering, GAHR IV continued issuing shares of its common stock up to $100,000,000 pursuant to the DRIP through a subsequent offering, or the 2019 GAHR IV DRIP Offering, pursuant to a Registration Statement on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act. GAHR IV commenced offering shares pursuant to the 2019 GAHR IV DRIP Offering on March 1, 2019, following the termination of the initial offering on February 15, 2019. On March 18, 2021, the GAHR IV board of directors authorized the suspension of the DRIP, effective as of April 1, 2021.
On October 4, 2021, our board authorized the reinstatement of the DRIP, as amended, or the AHR DRIP, to offer up to $100,000,000 of shares of our common stock pursuant to a Registration Statement on Form S-3 under the Securities Act previously filed by GAHR IV, or the AHR DRIP Offering. On November 14, 2022, our board suspended the AHR DRIP Offering beginning with distributions declared, if any, for the quarter ending December 31, 2022. As a result of the suspension of the AHR DRIP Offering, unless and until our board reinstates the AHR DRIP Offering, stockholders who are current participants in the AHR DRIP were and will be paid distributions in cash. As of December 31, 2022, a total of $91,448,000 in distributions were reinvested that resulted in 2,431,695 shares of common stock being issued pursuant to the AHR DRIP.
On September 16, 2022, we filed with the U.S. Securities and Exchange Commission, or SEC, a Registration Statement on Form S-11 (File No. 333-267464) with respect to a proposed public offering by us of our shares of common stock in conjunction with a contemplated listing of our common stock on the New York Stock Exchange, or NYSE. Such registration statement and contemplated listing are not yet effective.
On November 10, 2022, our board approved charter amendments to effect, on November 15, 2022, a one-for-four reverse stock split of our common stock and a corresponding reverse split of the OP units, or the Reverse Splits. All numbers of common shares and per share data, as well as the OP units, in this Annual Report on Form 10-K have been retroactively adjusted for all periods presented to give effect to the Reverse Splits. See Note 14, Equity, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of our public offerings.
On March 15, 2023, our board, at the recommendation of the audit committee of our board, which is comprised solely of independent directors, unanimously approved and established an updated estimated per share net asset value, or NAV, of our common stock of $31.40. We provide this updated estimated per share NAV annually to assist broker-dealers in connection with their obligations under Financial Industry Regulatory Authority, or FINRA, Rule 2231 with respect to customer account statements. The updated estimated per share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of December 31, 2022. The valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives, or the IPA, in April 2013, in addition to guidance from the SEC. See our Current Report on Form 8-K filed with the SEC on March 17, 2023 for more information on the methodologies and assumptions used to determine, and the limitations and risks of, our updated estimated per share NAV.
COVID-19
Our residents, tenants, operating partners and managers, our industry and the U.S. economy continue to be adversely affected by the COVID-19 pandemic and related supply chain disruptions and labor shortages. While the COVID 19 pandemic is subsiding, the timing and extent of the economic recovery from the COVID-19 pandemic is dependent upon many factors, including the emergence and severity of COVID-19 variants, the effectiveness and frequency of booster vaccinations and the duration and implications of restrictions and safety measures. As the lasting effect of the COVID-19 pandemic is still impacting the healthcare system to a certain extent, it continues to present challenges for us as an owner and operator of healthcare facilities, making it difficult to ascertain the long-term impact the COVID-19 pandemic will have on real estate markets in which we own and/or operate properties and our portfolio of investments.
We have evaluated the impacts of the COVID-19 pandemic on our business thus far and incorporated information concerning such impacts into our assessments of liquidity, impairment and collectability from tenants and residents as of December 31, 2022. We will continue to monitor such impacts and will adjust our estimates and assumptions based on the best available information. For a further discussion of the impact of the COVID-19 pandemic to our business, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Key Developments
•On January 19, 2022, we, through our operating partnership, entered into a credit agreement for a credit facility with an aggregate maximum principal amount up to $1,050,000,000. See Note 9, Lines of Credit and Term Loans, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
•On September 16, 2022, we filed with the SEC a Registration Statement on Form S-11 (File No. 333-267464), with respect to a proposed public offering of our shares of common stock in conjunction with a contemplated listing of our common stock on the NYSE, or the Proposed Listing. Such registration statement and contemplated listing are not yet effective. The potential public offering is subject to market conditions and other factors, and there can be no assurance as to whether, or when, any such offering may be completed, or as to the size, public offering price or other terms of such offering.
•On November 10, 2022, our board approved charter amendments to effect a one-for-four reverse stock split of our common stock and a corresponding reverse split of the OP units on November 15, 2022.
•In connection with the Proposed Listing, on November 14, 2022, our board suspended the AHR DRIP Offering beginning with the distributions declared, if any, for the quarter ending December 31, 2022. As a result of the suspension of the AHR DRIP Offering, unless and until our board reinstates the AHR DRIP Offering, stockholders who are current participants in the AHR DRIP will be paid future distributions in cash. On November 14, 2022, our board also suspended our share repurchase plan beginning with share repurchase requests for the quarter ending December 31, 2022. All share repurchase requests, including requests resulting from the death or qualifying disability of stockholders, commencing with the quarter ended December 31, 2022, will not be processed, will be considered canceled in full and will not be considered outstanding repurchase requests. See Note 14, Equity — Common Stock, and Note 14, Equity— Share Repurchase Plan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
•On December 20, 2022, we, through our majority-owned subsidiary, Trilogy Investors, LLC, or Trilogy, entered into an amendment to the 2019 Trilogy Credit Agreement to increase the aggregate maximum principal amount from $360,000,000 to $400,000,000. See Note 9, Lines of Credit and Term Loans, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
•We appointed three new independent directors, Scott A. Estes in August 2022 and Marvin R. O'Quinn and Valerie Richardson in January 2023, as part of our board's commitment to diversity when considering director candidates with a mix of experience, knowledge, age, gender and backgrounds.
•In 2022, we launched our Environmental, Social and Governance, or ESG, program and began conducting a materiality assessment to assist us in prioritizing our efforts and maximizing the efficacy of our ESG program.
•To further assist us in establishing a work environment that promotes Diversity, Equity, and Inclusion, or DE&I, for our employees, in 2022, we developed a DE&I action plan and provided DE&I education for all employees and executive leadership.
•During 2022, we expanded our integrated senior health campuses and SHOP segments by $253,908,000 primarily through the acquisition of buildings and campuses and completed development projects. See Note 3, Real Estate Investments, Net, and Note 4, Business Combinations, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
•We improved our corporate governance structure and procedures in 2022 by amending our Code of Business Conduct and Ethics and our Whistleblower Policy and adopting Corporate Governance Guidelines, an Insider Trading Policy, a Regulation FD and Disclosure Policy and a Related Party Transactions Policy.
•We entered into an interest rate swap transaction, or the Swap, with Fifth Third Financial Risk Solutions, a division of Fifth Third Bank, with an effective date of February 1, 2023. We entered into the Swap to mitigate the potential interest rate risk associated with $275,000,000 of our floating rate term loan under our existing credit facility, effectively fixing the interest rate associated with that portion of our term loan and limiting our exposure to interest rate movements. See Note 22, Subsequent Events — Interest Rate Swap, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.

•In response to interest rates that have increased significantly since the beginning of 2022, from a Federal Funds Rate of 0.08% as of January 2022 to 4.57% as of February 2023, and greater uncertainty surrounding further interest rate movements, our board elected to reduce our quarterly distribution to $0.25 per share in order to preserve our liquidity, better align distributions with available cash flows and position our company for its long-term strategic goals. On March 15, 2023, our board authorized a reduced quarterly distribution from $0.40 per share to $0.25 per share to our Class T common stockholders and Class I common stockholders of record as of the close of business on April 4, 2023. The distribution for the quarter commencing January 1, 2023 to March 31, 2023, which will be paid on or about April 18, 2023, represents an annualized distribution rate of $1.00 per share. See our Current Report on Form 8-K filed with the SEC on March 17, 2023 for more information.
•On March 15, 2023, our board, at the recommendation of the audit committee of our board, comprised solely of independent directors, unanimously approved and established an updated estimated per share NAV of our common stock of $31.40 as of December 31, 2022. For further discussion, see Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•As of March 17, 2023, we owned and/or operated 314 buildings and integrated senior health campuses, or approximately 19,957,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $4,626,119,000. In addition, as of March 17, 2023, we also owned a real estate-related debt investment purchased for $60,429,000.
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
Business Objectives and Growth Strategies
Our business objectives are to grow our cash flows, maintain financial flexibility, increase the value of our portfolio, make regular cash distributions to our stockholders, and generate risk-adjusted returns through the following growth strategies:
•capture embedded growth from COVID-19 recovery through leasing and expense controls at our senior housing facilities, integrated senior health campuses and SNFs;
•external growth through disciplined and targeted acquisitions to expand our diversified portfolio;
•continue to develop integrated senior health campuses through experienced development partner (i.e., Trilogy); and
•provide sustained stability through consistent MOB performance with opportunity for revenue growth driven by occupancy gains and improving mark-to-market lease spreads.
Investment Strategy
We have acquired, and may continue to acquire, properties either directly or jointly with third parties. We have disposed, and may continue to dispose, non-core properties from time to time to improve the quality of our portfolio. We also have originated and acquired, and may continue to originate or acquire, secured loans and other real estate-related investments on an infrequent and opportunistic basis.
We generally seek investments that produce current income; however, we have selectively developed, are currently developing (through Trilogy), and may continue to selectively develop, real estate properties. Our portfolio may include properties in various stages of development other than those producing current income. These stages include unimproved land both with and without entitlements and permits, property to be redeveloped and repositioned, newly constructed properties and properties in lease-up or other stabilization stages, all of which have limited or no relevant operating histories and current income. We make such investment determinations based upon a variety of factors, including the anticipated risk-adjusted returns for such properties when compared with other available properties, the appropriate diversification of the portfolio and our objectives of realizing both current income and capital appreciation.

We seek to grow our cash flows, maintain financial flexibility, increase the value of our portfolio, make regular cash distributions, and generate risk-adjusted returns for our stockholders through the business objectives and growth strategies discussed above. In order to achieve these objectives, we may invest using a number of investment structures, which may include direct acquisitions, joint ventures, leveraged investments, issuing securities for property and direct and indirect investments in real estate. In order to maintain our exemption from regulation as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act, we may be required to limit our investments in certain types of real estate-related investments. See “Investment Company Act Considerations” below for a further discussion.
For each of our investments, regardless of property type, we seek to invest in properties with the following attributes:
•Strong Local Health Systems and Operating Partners. We seek to invest in properties associated with strong health systems and operators, that provide exceptional care, have dominant market share and/or are critical to the healthcare delivery system in the communities that they serve.
•Quality. We seek to acquire properties that are suitable for their intended use with a quality of construction that is capable of sustaining the property’s investment potential for the long-term, assuming funding of budgeted maintenance, repairs and capital improvements.
•Location. We seek to acquire properties that are located in established or otherwise appropriate markets, with access and visibility suitable to meet the needs of its occupants. In addition to United States properties, we may also seek to acquire international properties that meet our investment criteria.
•Market; Supply and Demand. We focus on local or regional markets that have potential for stable and growing property level cash flows over the long-term. These determinations are based in part on an evaluation of local and regional economic, demographic and regulatory factors affecting the property. For instance, we favor markets that indicate a growing population and employment base and markets that exhibit potential limitations on additions to supply, such as barriers to new construction. Barriers to new construction include lack of available land, stringent zoning restrictions and states where certificates of need are required. Conversely, we generally seek to limit our investments in areas that have limited potential for growth.
•Predictable Capital Needs. We seek to acquire properties where the future expected capital needs can be reasonably projected in a manner that would enable us to meet our objectives.
•Cash Flows. We seek to acquire properties where the current and projected cash flows, including the potential for appreciation in value, would enable us to maximize long-term stockholder value. We evaluate cash flows as well as expected growth and the potential for appreciation.
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
Real Estate Investments
We generally seek investments that produce current income. We expect our real estate investments to include:
•MOBs;
•integrated senior health campuses;
•senior housing facilities;
•SNFs; and
•healthcare-related facilities operated utilizing a RIDEA structure.
Our real estate investments may also include:
•hospitals;
•long-term acute care facilities;
•surgery centers;
•memory care facilities;
•specialty medical and diagnostic service facilities;

•laboratories and research facilities;
•pharmaceutical and medical supply manufacturing facilities; and
•offices leased to tenants in healthcare-related industries, including life sciences.
We generally seek to acquire real estate of the types described above that will best enable us to meet our investment objectives, taking into account, among other things, the diversification of our portfolio at the time, relevant real estate and financial factors, the location, the income-producing capacity and the prospects for long-range appreciation of a particular property. As a result, we may acquire properties other than the types described above. In addition, we may acquire properties that vary from the parameters described above for a particular property type.
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
We have exercised, and may continue to exercise, our purchase options to acquire properties that we currently lease. In addition, we have participated in sale-leaseback transactions, in which we purchase real estate investments and lease them back to the sellers of such properties. We seek to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” and so that we will be treated as the owner of the property for U.S. federal income tax purposes.
Our obligation to close a transaction involving the purchase of real estate is generally conditioned upon the delivery and verification of certain documents, including, where appropriate: (i) plans and specifications; (ii) environmental reports (generally a minimum of a Phase I investigation); (iii) building condition reports; (iv) surveys; (v) evidence of marketable title subject to such liens and encumbrances; (vi) audited financial statements covering recent operations of real properties having operating histories unless such statements are not required to be filed with the SEC and delivered to stockholders; (vii) title insurance policies; and (viii) the availability of property and liability insurance policies.
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
We have acquired, and we intend to continue to acquire, leased properties with long-term leases and we generally do not intend to operate any healthcare-related facilities directly. As a REIT, we are prohibited from operating healthcare-related facilities directly; however, we have leased, and may continue to lease, healthcare-related facilities that we acquire to wholly owned taxable REIT subsidiaries, or TRS, utilizing a RIDEA structure permitted by the Code. In such an event, our TRS will engage a third party in the business of operating healthcare-related facilities to manage the property. Through our TRS, we bear all operational risks and liabilities associated with the operation of such healthcare-related facilities unlike our triple-net leased properties. Such operational risks and liabilities might include, but are not limited to, resident quality of care claims and governmental reimbursement matters.
Development and Construction Activities
On an opportunistic basis, we have selectively developed, are currently developing (through Trilogy), and may continue to selectively develop, real estate assets within our integrated senior health campuses segment and other segments of our portfolio when market conditions warrant, which may be funded through capital that we, and in certain circumstances, our joint venture partners, provide. In doing so, we may be able to reduce overall purchase costs by developing property versus purchasing an existing property. We retain and will continue to retain independent contractors to perform the actual construction work on tenant improvements, as well as property development.
Terms of Leases
The terms and conditions of any lease we enter into with our tenants may vary substantially. However, we expect that a majority of our tenant leases will require the tenant to pay or reimburse us for some or all of the operating expenses of the building based on the tenant’s proportionate share of rentable space within the building. Operating expenses typically include, but are not limited to, real estate and other taxes, utilities, insurance and building repairs, and other building operation and management costs. For our multi-tenanted properties, we generally expect to be responsible for the replacement of certain capital improvements affecting a property, including structural components of a property such as the roof of a building, and other capital improvements such as parking facilities. We expect that many of our tenant leases will have terms of five or more years, some of which may have renewal options.
Substantially all of our leases with residents at our SHOP and integrated senior health campuses are for a term of one year or less, which creates the opportunity for operators to adjust rents to reflect current market conditions.
Joint Ventures
We have entered into, and we may continue to enter into, joint ventures, general partnerships, and other arrangements with one or more institutions or individuals, including real estate developers, operators, owners, investors and others, for the purpose of acquiring real estate. Our investment in Trilogy is an example of a joint venture into which we have entered. Such joint ventures may be leveraged with debt financing or unleveraged. We have entered into, and may continue to enter into, joint ventures to further diversify our investments or to access investments which meet our investment criteria that would otherwise be unavailable to us. In determining whether to invest in a particular joint venture, we will evaluate the real estate that such joint venture owns or is being formed to own under the same criteria described elsewhere in this Annual Report on Form 10-K for the selection of our other properties. However, we will not participate in tenant in common syndications or transactions.
Joint ventures with unaffiliated third parties may be structured such that the investment made by us and the other joint venture party are on substantially different terms and conditions. This type of investment structure may result in the other joint venture party receiving more of the cash flows, including appreciation, of an investment than we would receive, or may result in certain conflict of interest. See Item 1A, Risk Factors — Risks Related to Joint Ventures, for a further discussion.
Real Estate-Related Investments
In addition to our acquisition of properties, we have invested on an infrequent and opportunistic basis and may continue to invest, in real estate-related investments, including loans and securities investments.
Investment in Real Estate Mortgages
We have invested, and we may continue to invest, in first and second mortgage loans, mezzanine loans and bridge loans. However, we will not make or invest in any loans that are subordinate to any mortgage or equity interest of any of our directors, or any of our affiliates. We also may invest in participations in mortgage loans. Second mortgage loans are secured by second deeds of trust on real property that is already subject to prior mortgage indebtedness. A mezzanine loan is a loan made in respect of certain real property but is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. A bridge loan is short term financing, for an individual or business, until permanent or the next stage of financing can be obtained. Mortgage participation investments are investments in partial interests of mortgages of the type described above that are made and administered by third-party mortgage lenders. We may also make seller financing loans in connection with the disposition of our properties. In evaluating prospective loan investments, we consider factors, including, but not limited to: (i) the ratio of the investment amount to the underlying property’s value; (ii) current and projected cash flows of the property; (iii) the degree of liquidity of the investment; (iv) the quality, experience and creditworthiness of the borrower; and (v) in the case of mezzanine loans, the ability to acquire the underlying real property.
Our criteria for making or investing in loans are substantially the same as those involved in our investment in properties. We do not intend to make loans to other persons, to underwrite securities of other issuers or to engage in the purchase and sale of any types of investments other than those relating to real estate. We generally will not make or invest in mortgage loans on any one property if the aggregate amount of all mortgage loans outstanding on the property, including our loan, would exceed an amount equal to 85.0% of the appraised value of the property, as determined by an appraiser, unless we find substantial justification due to other underwriting criteria; however, our policy generally will be that the aggregate amount of all mortgage loans outstanding on the property, including our loan, would not exceed 75.0% of the appraised value of the property. We may find such justification in connection with the purchase of loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and in which the cost of the loan investment does not exceed the fair market value of the underlying property. We will not invest in or make loans unless an appraisal has been obtained concerning the underlying property, except for those loans insured or guaranteed by a government or government agency or in connection with seller financing loans. In the event the transaction is with any of our directors or their respective affiliates, the appraisal will be obtained from a certified independent appraiser to support its determination of fair market value. In addition, we will seek to obtain a customary lender’s title insurance policy or commitment as to the priority of the mortgage or condition of the title. Because the factors considered, including the specific weight we place on each factor, will vary for each prospective loan investment, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.

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
Investment in Other Securities
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
Financing Policies
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
We anticipate that our overall leverage will not exceed 50.0% of the combined fair market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year. For these purposes, the market value of each asset will be equal to the contract purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2022, our aggregate borrowings were 48.5% of the combined market value of all of our real estate and real estate-related investments.
We seek to obtain financing on the most favorable terms available to us and refinance assets during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing loan, when an existing loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include increased cash flows resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, and an increase in diversification and assets owned if all or a portion of the refinancing proceeds are reinvested.
If we incur mortgage indebtedness, we will endeavor to obtain level payment financing, meaning that the amount of debt service payable would be substantially the same each year, although some mortgages are likely to provide for one large payment and we may incur floating or adjustable rate financing when our board determines it to be in our best interest.

Dispositions
We have disposed, and may continue to dispose, of assets. We will determine whether a particular property or real estate-related investment should be sold or otherwise disposed of after consideration of the relevant factors, including prevailing economic conditions, with a view toward maximizing our investment objectives. We intend to hold each property or real estate-related investment we acquire for an extended period. However, circumstances might arise which could result in a shortened holding period for certain investments. A property or real estate-related investment may be sold before the end of the expected holding period if: (i) diversification benefits exist associated with disposing of the investment and rebalancing our investment portfolio; (ii) an opportunity arises to pursue a more attractive investment; (iii) the value of the investment might decline; (iv) with respect to properties, a major tenant involuntarily liquidates or is in default under its lease; (v) the investment was acquired as part of a portfolio acquisition and does not meet our general acquisition criteria; (vi) an opportunity exists to enhance overall investment returns by raising capital through sale of the investment; (vii) the sale of the investment is in the best interest of our stockholders; or (viii) in connection with the strategic goals of one of our joint ventures.
The determination of whether a particular property or real estate-related investment should be sold or otherwise disposed of will be made after consideration of the relevant factors, including prevailing economic conditions, with a view toward maximizing our investment objectives.
Tax Status and Distribution Policy
We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016. We believe that we have been organized and operated, and we intend to continue to operate, in conformity with the requirements for qualification and taxation as a REIT under the Code. Our qualification as a REIT, and maintenance of such qualification, will depend on our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our stock.
As a REIT, we generally are not subject to U.S. federal income tax on the REIT taxable income that we currently distribute to our stockholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute annually at least 90.0% of their REIT taxable income to their stockholders. If we fail to qualify as a REIT in any calendar year and do not qualify for certain statutory relief provisions, our REIT taxable income would be subject to U.S. federal income tax at the regular corporate rate, and we would likely be precluded from qualifying for treatment as a REIT until the fifth calendar year following the year in which we fail to qualify. Accordingly, our failure to qualify as a REIT could have a material adverse effect on us. Even if we qualify as a REIT, we may still be subject to certain U.S. federal, state and local taxes on our income and assets and to U.S. federal income and excise taxes on our undistributed REIT taxable income. In addition, subject to maintaining our qualification as a REIT, a portion of our business has been, and is likely to continue to be, conducted through, and a portion of our income may be earned in, one or more TRSs that are themselves subject to regular corporate income taxation.
We cannot predict if we will generate sufficient cash flows to continue to pay cash distributions to our stockholders on an ongoing basis or at all. The amount of any cash distributions is determined by our board and depends on the amount of distributable funds, current and projected cash requirements, tax considerations, any limitations imposed by the terms of indebtedness we may incur as well as other factors. If our investments produce sufficient cash flows, we expect to continue paying distributions to our stockholders as determined at the discretion of our board of directors. Because our cash available for distribution in any year may be less than 90.0% of our annual taxable income, excluding net capital gains, for the year, we may be required to borrow money, use proceeds from the issuance of securities (in subsequent offerings, if any) or sell assets to pay out enough of our taxable income to satisfy the distribution requirement. These methods of obtaining funds could affect future distributions by increasing operating costs. We did not establish any limit on the amount of net proceeds from the initial offering or borrowings that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences.
To the extent that any distributions to our stockholders are paid out of our current or accumulated earnings and profits, such distributions are taxable as ordinary income. To the extent that any of our distributions exceed our current and accumulated earnings and profits, such amounts constitute a return of capital to our stockholders for U.S. federal income tax purposes, to the extent of their basis in their stock and thereafter will constitute capital gain. Any portion of distributions to our stockholders paid from net offering proceeds or borrowings constitutes a return of capital to our stockholders.
Since September 2021, our board authorized distributions to our stockholders of record as of a designated record date each month and paid such distributions monthly in arrears. Beginning with distributions made after July 2022, our board elected to pay distributions quarterly to reduce administrative costs. The amount of distributions we pay to our stockholders is determined by our board and is dependent on a number of factors, including funds available for the payment of distributions, our financial condition, capital expenditure requirements, annual distribution requirements needed to maintain our status as a REIT under the Code and restrictions imposed by our organizational documents and Maryland Law.
See Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions, for a further discussion of distributions approved by our board.
Competition
We compete with many other entities engaged in real estate investment activities for acquisitions and dispositions of MOBs, hospitals, SNFs, senior housing and other healthcare-related facilities. Our ability to successfully compete is impacted by economic trends, availability of acceptable investment opportunities, our ability to negotiate beneficial investment terms, availability and cost of capital, construction and development costs, and applicable laws and regulations.
Income from our investments is dependent on the ability of our tenants and operators to compete with other healthcare operators. These operators compete on a local and regional basis for patients and residents and the operators’ ability to successfully attract and retain patients and residents depends on key factors such as the number of properties in the local market, the quality of the affiliated health system, proximity to hospital campuses, the price and range of services available, the scope and quality of care, reputation, age and appearance of each property, demographic trends and the cost of care in each locality. Additionally, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients or that are permitted to participate in a payor program. As a result, we may have to provide rent concessions, incur charges for tenant improvements, or offer other inducements, or we may be unable to timely lease vacant space in our properties, all of which may have an adverse impact on our results of operations. Private, federal and state payment programs and the effect of other laws and regulations may also have a significant impact on the ability of our tenants and operators to compete successfully for patients and residents at the properties. For additional information on the risks associated with our business, please see Item 1A, Risk Factors.
Government Regulations
Our properties are subject to various federal, state and local regulatory requirements, and changes in these laws and regulations, or their interpretation by agencies, occur frequently. Further, our tenants and our healthcare facility operators, including our TRS entities that own and operate our properties under a RIDEA structure, are typically subject to extensive and complex federal, state and local healthcare laws and regulations relating to quality of care, government reimbursement, fraud and abuse practices, and similar laws governing the operation of healthcare facilities, and we expect the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of healthcare management, fraud and provision of services, among others. If we fail to comply with these various requirements, we may incur governmental fines or private damage awards. While we believe that our properties are and will be in substantial compliance with all of these regulatory requirements, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated capital expenditures that will adversely affect our ability to make distributions to our stockholders. We believe, based in part on third-party due diligence reports which are generally obtained at the time we acquire the properties, that all of our properties comply in all material respects with current regulations or are currently being remediated pursuant to a government approved plan. However, if we were required to make significant expenditures under applicable regulations, we could be materially and adversely affected.
Privacy and Security Laws and Regulations
There are various federal and state privacy laws and regulations that provide for consumer protection of personal health information, particularly electronic security and privacy. Compliance with such laws and regulations may require us, among other things, to conduct additional risk analysis, modify our risk management plan, implement new policies and procedures and conduct additional training. We are generally dependent on our tenants and management companies to fulfill our compliance obligations, and we have in certain circumstances developed a program to periodically monitor compliance with such obligations. However, there can be no assurance we would not be required to alter one or more of our systems and data security procedures to be in compliance with these laws. If we fail to adequately protect health information, we could be subject to civil or criminal liability and adverse publicity, which could harm our business and impact our ability to attract new tenants and residents. We may be required to notify individuals, as well as government agencies and the media, if we experience a data breach.
Healthcare Licensure and Certification
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
Compliance with the Americans with Disabilities Act
Under the Americans with Disabilities Act of 1990, as amended, or the ADA, all public accommodations must meet federal requirements for access and use by disabled persons. Additional federal, state and local laws also may require modifications to our properties or restrict our ability to renovate our properties. We cannot predict the cost of compliance with the ADA or other legislation. We may incur substantial costs to comply with the ADA or any other legislation.
Government Environmental Regulation and Private Litigation
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
Geographic Concentration
For a discussion of our geographic information, see Item 2, Properties — Geographic Diversification/Concentration Table, as well as Note 19, Segment Reporting, and Note 20, Concentration of Credit Risk, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Corporate Responsibility — Environmental, Social and Governance (ESG)
We are committed to conducting our business in a manner that benefits all of our stakeholders and ensures a lasting and positive impact from our operations. As a result, we measure our success not only by our ability to generate profits but also our ability to reduce our impact on the environment, affect positive social change in our community and conduct our operations in accordance with the highest ethical standards. To achieve this, we are developing a comprehensive ESG strategy and related ESG policy.
Environmental
In 2022, we launched our ESG program and began conducting a materiality assessment to assist us in prioritizing our efforts and maximizing the efficacy of our program. We strive to consciously manage our operations in a way that minimizes our impact on the environment and promotes sustainability. At our headquarters, we leverage the latest technology to minimize our energy use, such as efficient and automated lighting systems, moderation, and monitoring of heating and air conditioning, and recycling paper, plastics, metals, and electronics. In addition, we encourage all of our employees to adopt sustainable best practices. For example, we promote the use of electronic communication over printing whenever possible and have implemented electronic approval systems. Our corporate office in California is located in Leadership in Energy and Environmental Design (known as LEED) certified buildings. Within our portfolio, we work with tenants and operators to implement energy efficiency wherever possible, including light-emitting diode (known as LED) retrofitting and water conservation efforts.
We follow a policy of monitoring our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist at our properties, we are not currently aware of any environmental liability with respect to our properties that would have a material adverse effect on us. Further, we are not aware of any material environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

Social
Human Capital Resources
As of December 31, 2022, we had approximately 113 employees.
We believe our employees are our greatest asset, and we pride ourselves on the diversity they bring to our company. Because of this, we have implemented a number of programs to foster not only their professional growth, but also their growth as global citizens. All of our employees are provided with a comprehensive benefits and wellness package, which may include high-quality medical, dental, and vision insurance, life insurance, 401(k) matching, long-term incentive plans, educational grants, fitness programs, and other benefits. We provide our employees, consultants and executive officers with competitive compensation and, where applicable, opportunities for equity ownership through our Amended and Restated 2015 Incentive Plan, or the AHR Incentive Plan. See Note 14, Equity — AHR 2015 Incentive Plan, to the Consolidated Financial Statements that are part of this Annual Report on Form 10-K, for a further discussion.
We also believe that one of the keys to our success is our ability to benefit from a wide range of opinions and experiences. We believe the best way to accomplish this is through promoting racial, gender, and generational diversity across all layers of our organization. As of December 31, 2022, 69.0% of our employees were minorities and 63.7% were females. Generationally, our organization was composed of 4.4% Generation Z, 48.7% Millennials, 39.8% Generation X and 7.1% Baby Boomers. In addition, we have implemented a DE&I action plan to create a workplace environment that is both meaningful and rewarding to all employees and where there are no barriers to success for our employees. Through DE&I, we create stronger teamwork and relationships that allows us to create a performance driven culture of success for one another and our stakeholders.
Health and Safety
We are committed to providing a safe and healthy workplace. We continuously strive to meet or exceed compliance with all laws, regulations and accepted practices pertaining to workplace safety. All employees and contractors are required to comply with established safety policies, standards and procedures. Throughout the COVID-19 pandemic, our focus has remained on promoting employee health and safety and ensuring business continuity. Beginning in March 2020, our employees were instructed to work from home. As certain offices have reopened due to the lifting of local government restrictions, we have maintained a voluntary work-from-home policy, providing our people with valued flexibility. We have also substantially reduced employee travel to only essential business needs in favor of ongoing video-based meetings.
For our healthcare-related facilities operated pursuant to a RIDEA structure, which include our SHOP and integrated senior health campuses, we rely on each management company to attract and retain skilled personnel to provide services at our healthcare-related facilities. As a result of the COVID-19 pandemic, such management companies have put into place a number of health and safety measures to enable their employees to continue to work in our healthcare-related facilities, including the procurement and distribution of personal protective equipment, and the implementation of daily employee and resident health screenings, vaccination clinics for employees and residents as well as aggressive safety protocols in accordance with the Centers for Disease Control and Prevention and Centers for Medicare and Medicaid Services, or CMS, and local health agency guidelines to limit the exposure and spread of COVID-19. While the health and safety measures instituted by each management company have allowed facilities to operate during the pandemic, these facilities may face challenges created by workforce shortages and absenteeism due to COVID-19.
Governance
We believe maintaining a rigorous corporate governance framework is essential to the success of our organization, and we seek to adhere to policies and procedures that ensure transparency, accountability, oversight, and risk minimization. This includes committees of our board, comprised solely of independent directors, which oversee a wide range of matters such as financial reporting, executive compensation, ESG policies and conflict of interest related matters.
We have structured our corporate governance in a manner we believe closely aligns our interests with those of our stockholders. Notable features of our corporate governance structure include the following:
•our board is not classified and each of our directors is subject to election annually;
•we have fully independent audit, compensation and nominating and corporate governance committees;
•at least one of our directors qualifies as an “audit committee financial expert” under applicable SEC regulations and all members of the Audit Committee are financially literate in accordance with the NYSE listing rules and requirements;

•our board has opted out of the business combination statute in the MGCL (provided that such business combination is first approved by our board) and, pursuant to our bylaws, we have opted out of the control share acquisition statute in the MGCL;
•we do not have a stockholder rights plan, and do not intend to adopt a stockholder rights plan in the future without (i) the approval of our stockholders or (ii) seeking ratification from our stockholders within 12 months of adoption of the plan if our board determines, in the exercise of the directors’ duties under applicable law, that it is in our best interests to adopt a rights plan without the delay of seeking prior stockholder approval; and
•our Corporate Governance Guidelines adopted by our board require our directors and officers to own certain minimum amounts of our common stock.
We also adhere to what we believe to be industry leading policies to ensure our management and employees are acting in a manner which protects the best interest of our stakeholders. This includes our Code of Business Conduct and Ethics, Whistleblower Policy, Insider Trading Policy, Corporate Governance Guidelines, Regulation FD and Disclosure Policy and Related Party Transactions Policy.
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
Information About Industry Segments
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. As of December 31, 2022, we operated through six reportable business segments — integrated senior health campuses, MOBs, SNFs, SHOP, senior housing — leased and hospitals.
Integrated Senior Health Campuses
As of December 31, 2022, we owned and/or operated 120 integrated senior health campuses. These facilities allow residents to “age-in-place” by providing independent living, assisted living, memory care, skilled nursing and certain ancillary services, all within a single campus setting. Integrated senior health campuses predominantly focus on needs-driven segments of senior care (i.e., assisted living, memory care and skilled nursing) and charge market rents in lieu of entry fees, as is commonly the case with continuing care retirement communities. Nearly all of our integrated senior health campuses are operated utilizing a RIDEA structure, allowing us to participate in the upside from any improved operational performance and bear the risk of any decline in operating performance. Integrated senior health campuses are a valuable component of our portfolio because of their ability to provide a continuum of care as residents require increasing levels of care.
MOBs
As of December 31, 2022, we owned 104 MOBs that we lease to third parties. These properties are similar to commercial office buildings, but typically require specialized infrastructure to accommodate a medical use (e.g., physicians’ offices and examination rooms, as well as some ancillary uses, including pharmacies, hospital ancillary service space and outpatient services, such as diagnostic centers, rehabilitation clinics and outpatient-surgery operating rooms). Our MOBs are typically multi-tenant properties leased to healthcare providers (hospitals and physician practices) under leases that generally provide for recovery of certain operating expenses and certain capital expenditures and have initial terms of five to 10 years with fixed annual rent escalations. We value the stable and reliable cash flows our MOBs provide our company, which we believe are particularly valuable during market disruptions and recessionary periods.
SNFs
As of December 31, 2022, we owned 17 SNFs that we lease to third parties. SNF residents are generally higher acuity and need assistance with eating, bathing, dressing and/or medication management and also require available 24-hour nursing care. SNFs offer restorative, rehabilitative and custodial nursing care for people who cannot live independently but do not require the more extensive and sophisticated treatment available at hospitals. Skilled nursing services provided by our tenants in SNFs are paid for either by private sources or through the Medicare and Medicaid programs. Our SNFs are leased to a single tenant under a triple-net lease, typically with 12 to 15 year initial terms, fixed annual rent escalations and require minimum lease coverage ratios. We commonly structure SNFs under a master lease with multiple facilities in order to diversify our master tenant’s sources of rent and mitigate risk. We typically focus on SNF investments in states that require a CON in order to develop new SNFs, which we believe reduces the risk of over-supply.
SHOP
As of December 31, 2022, we owned and operated 51 senior housing facilities in our SHOP segment. Senior housing facilities cater to different segments of the elderly population based upon their personal needs and include independent living, assisted living and memory care facilities. Residents of assisted living facilities typically require limited medical care but need assistance with eating, bathing, dressing and/or medication management. Services provided by operators at these facilities are primarily paid for by the residents directly or through private insurance and are therefore less reliant on government reimbursement programs, such as Medicaid and Medicare. The facilities in our SHOP segment are operated utilizing RIDEA structures, allowing us to participate in the upside from any improved operational performance but requiring us to bear the risk of any decline in operating performance. Our SHOP segment has the potential for embedded growth through the ongoing recovery from the COVID-19 pandemic and demand growth from an aging U.S. population.
Senior Housing — Leased
As of December 31, 2022, we owned 20 senior housing facilities that we lease to third parties within our senior housing — leased segment. The facilities are leased to a single tenant under a triple-net lease structure with approximately 12 to 15 year initial terms and fixed annual rent escalations and require minimum lease coverage ratios. We commonly structure senior housing — leased assets under a single master lease covering multiple facilities in order to diversify our master tenant’s sources of rent and mitigate risk.
Hospitals
As of December 31, 2022, we have one wholly-owned hospital and one hospital in which we own an approximately 90.6% interest. Services provided by operators and tenants in our hospitals are paid for by private sources, third-party payors (e.g., insurance and health maintenance organizations) or through the Medicare and Medicaid programs. Our hospital properties include acute care, long-term acute care, specialty and rehabilitation services and are leased to single tenants or operators under triple-net lease structures.
For a further discussion of our segment reporting for the years ended December 31, 2022, 2021 and 2020, see Item 2, Properties, Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 19, Segment Reporting, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Item 1A. Risk Factors
Investing in our common stock involves risks. Our stockholders should carefully consider the risk factors below, together with all of the other information included in this Annual Report on Form 10-K, including our Consolidated Financial Statements and the notes thereto included herein. If any of these risks were to occur, our business, financial condition, liquidity, results of operations and prospects and our ability to service our debt and make distributions to our stockholders at a particular rate, or at all, could be materially and adversely affected (which we refer to collectively as “materially and adversely affecting us” or having “a material adverse effect on us” and comparable phrases).
Risk Factor Summary
Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary should be read in conjunction with the full risk factors contained below.
Investment Risks
•There is no public market for the shares of our common stock. Therefore, it will be difficult for our stockholders to sell their shares of our common stock and, if our stockholders are able to sell their shares of our common stock, they will likely sell them at a substantial discount.
•We have paid, and may continue to pay, a portion of distributions from the net proceeds of the initial offering and borrowings or from other sources. Any such distributions may reduce the amount of capital we ultimately invest in assets and may negatively impact the value of our stockholders’ investment.
•The estimated per share NAV of our common stock may not be an accurate reflection of fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated, dissolved or completed a merger or other sale of our company.
•We may not effect a liquidity event within any targeted time frame, or at all. If we do not effect a liquidity event, our stockholders may have to hold their investment in shares of our common stock indefinitely.
•We may not complete the contemplated underwritten offering of our common stock or be successful in listing our common stock on the NYSE. Similarly, there can be no assurance that any public offering price per share of common stock in any offering or subsequent trading price per share of our common stock on the NYSE, if we are successful in listing our common stock thereon, will exceed our current NAV per share.
Risks Related to Our Business and Financial Results
•The COVID-19 pandemic has adversely impacted, and could continue to adversely impact, our business and financial results.
•We have experienced net losses in the past and we may experience additional losses in the future.
•Our prior performance may not be an accurate predictor of our ability to achieve our business objectives or of our future results.
•Our success is dependent on the performance and continued contributions of certain of our key personnel and, in the event they are no longer employed by us, we could be materially and adversely affected.
•All of our integrated senior health campuses are managed by Trilogy Management Services, LLC, or the Trilogy Manager, and account for a significant portion of our revenues and operating income. Adverse developments in the Trilogy Manager’s business or financial strength could have a material adverse effect on us.
Risks Related to Investments in Real Estate
•Uncertain market conditions could lead our real estate investments to decrease in value or may cause us to sell our properties at a loss in the future.
•Most of our costs, such as operating and general and administrative expenses, interest expense and real estate acquisition and construction costs, are subject to inflation and may not be recoverable.
•Our high concentrations of properties in particular geographic areas magnify the effects of negative conditions affecting those geographic areas.
•Our real estate investments may be concentrated in MOBs, senior housing, SNFs, hospitals or other healthcare-related facilities, making us more vulnerable to negative factors affecting these classes than if our investments were diversified beyond the healthcare industry.

•Our business, tenants, residents and operators may face litigation and experience rising liability and insurance costs, which may materially and adversely affect us.
Risks Related to Real Estate-Related Investments
•Unfavorable real estate market conditions and delays in liquidating defaulted mortgage loan investments may negatively impact mortgage loans in which we have invested and may invest, which could result in losses to us.
•We expect a portion of our real estate-related investments to be illiquid and we may not be able to adjust our portfolio in a timely manner in response to changes in economic and other conditions.
Risks Related to the Healthcare Industry
•The healthcare industry is heavily regulated and new laws or regulations, changes to existing laws or regulations, loss of licensure, or failure to obtain licensure could result in the inability of our tenants to make rent payments to us or adversely affect our operators’ ability to operate facilities held in RIDEA structures.
•Reductions in reimbursement from third-party payors could adversely affect our tenants’ operations and ability to make rental payments to us or our operators’ ability to operate facilities held in RIDEA structures.
•If seniors delay moving to senior housing facilities until they require greater care or forgo moving to senior housing facilities altogether, such action could have a material adverse effect on us.
•We, our tenants and our operators for our senior housing facilities and SNFs may be subject to various government reviews, audits and investigations that could materially and adversely affect us, including an obligation to refund amounts previously paid to us.
Risks Related to Joint Ventures
•Property ownership through joint ventures could limit our control of those investments or our decisions with respect to other investments, restrict our ability to operate and finance properties on our terms, and reduce their expected return.
Risks Related to Debt Financing
•We have substantial indebtedness and may incur additional indebtedness in the future, which could materially and adversely affect us.
•To the extent we borrow funds at floating interest rates, we will be adversely affected by rising interest rates unless fully hedged. Rising interest rates will also increase our interest expense on future fixed-rate debt.
•Lenders may require us to enter into restrictive covenants relating to our business.
Risks Related to Our Corporate Structure and Organization
•Future offerings of debt securities, which would be senior to our common stock, or equity securities, which would dilute our existing stockholders and may be senior to our common stock, may adversely affect our stockholders.
Risks Related to Taxes and Our REIT Status
•Failure to maintain our qualification as a REIT for U.S. federal income tax purposes would subject us to U.S. federal income tax on our REIT taxable income at the regular corporate rate, which would substantially reduce our ability to make distributions to our stockholders.
•We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability or reduce our operating flexibility.
•If the REIT Merger does not qualify as a tax-free reorganization, there may be adverse tax consequences.
Risks Related to Tax Exempt Investors
•If a stockholder that is a benefit plan or IRA fails to meet the fiduciary and other standards under ERISA or the Code as a result of an investment in shares of our common stock, such stockholder could be subject to civil and, if the failure is willful, criminal penalties.

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
We have used the net proceeds from the initial offering, borrowings and certain fees payable to our former advisor which have been waived, and in the future, may use borrowed funds or other sources, to pay cash distributions to our stockholders, which may reduce the amount of proceeds available for investment and operations, cause us to incur additional interest expense as a result of borrowed funds or cause subsequent investors to experience dilution. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits, the excess amount will be deemed a return of capital. Therefore, distributions payable to our stockholders may partially include a return of capital, rather than a return on capital, and we have paid a portion of our distributions from the net proceeds of the initial offering. We have not established any limit on the amount of net proceeds from the initial offering or borrowings that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences. The actual amount and timing of distributions is determined by our board, in its sole discretion, and typically depends on the amount of funds available for distribution, which depend on items such as our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to maintain our qualification as a REIT. As a result, our distribution rate and payment frequency have varied, and may continue to vary, from time to time.
Prior to March 31, 2020, the GAHR IV board of directors authorized, on a quarterly basis, a daily distribution to its stockholders of record as of the close of business on each day of the period commencing on May 1, 2016 and ending on March 31, 2020. The daily distributions were calculated based on 365 days in the calendar year and were equal to $0.001643836 per share of GAHR IV’s Class T common stock and Class I common stock, which is equal to an annualized distribution rate of $0.60 per share. These distributions were aggregated and paid monthly in arrears in cash or shares of common stock pursuant to the DRIP offerings, only from legally available funds.
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
In connection with a proposed public offering by us of our shares of common stock in conjunction with a contemplated listing of our common stock on the NYSE, on November 14, 2022, our board approved the suspension of the AHR DRIP Offering beginning with the distributions declared for the quarter ending December 31, 2022. Consequently, until such time as our board approves the reinstatement of the AHR DRIP Offering, if at all, any future distributions to be paid to stockholders will be payable 100% in cash. See our Current Report on Form 8-K filed with the SEC on November 16, 2022.
The estimated per share NAV of our common stock may not be an accurate reflection of fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated, dissolved or completed a merger or other sale of our company.
On March 15, 2023, our board, at the recommendation of the audit committee of our board, which is comprised solely of independent directors, unanimously approved and established an updated estimated per share NAV of our Class T common stock and Class I common stock of $31.40 as of December 31, 2022. We provide this updated estimated per share NAV to assist broker-dealers in connection with their obligations under FINRA Rule 2231, with respect to customer account statements. The valuation was performed in accordance with the methodology provided in the Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the IPA in April 2013, in addition to guidance from the SEC. In the event we list on a national securities exchange in the future, we would not plan to continue publishing these valuations.
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
The updated estimated per share NAV was not audited or reviewed by our independent registered public accounting firm and did not represent the fair value of our assets or liabilities according to accounting principles generally accepted in the United States, or GAAP. In addition, the updated estimated per share NAV was an estimate as of a given point in time and the value of shares of our common stock will fluctuate over time as a result of, among other things, the number of shares of our common stock outstanding, developments related to individual assets and changes in the real estate and capital markets. Accordingly, with respect to the updated estimated per share NAV, we can give no assurance that:
•a stockholder would be able to resell his, her or its shares at our updated estimated per share NAV;
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
Further, our board has ultimately been responsible for determining the estimated per share NAV. Our independent valuation firm calculates estimates of the value of our assets, and our board then determines the net value of assets and liabilities taking into consideration such estimate provided by the independent valuation firm. After any particular valuation, there are likely to be changes in the value of our assets that would not be reflected in the published estimated per share NAV. As a result, the published estimated per share NAV may not fully reflect changes in value that may have occurred since the prior valuation. Furthermore, we will monitor our portfolio, but it has been, and may continue to be, difficult to reflect changing market conditions or material events, such as the COVID-19 pandemic, inflation, prevailing interest rates and movements in capitalization rates that may impact the value of our portfolio between valuations, or to obtain timely or complete information regarding any such events. Therefore, the estimated per share NAV published before and during the announcement of an extraordinary event may differ significantly from our actual per share NAV until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment is made to our estimated per share NAV, as determined by our board.
For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the updated estimated per share NAV, see our Current Report on Form 8-K filed with the SEC on March 17, 2023.

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
In the event that we complete a liquidity event, such as a listing of our shares on a national securities exchange, a merger in which our stockholders receive securities that are listed on a national securities exchange, or a sale for cash, the market value of our shares upon consummation of such liquidity event may be significantly lower than the current estimated per share NAV of our common stock that may be reflected on the account statements of our stockholders. For example, if our shares are listed on a national securities exchange, the trading price of the shares may be significantly lower than the most recent estimated per share NAV of our common stock of $31.40 as of December 31, 2022.
No assurance can be given that we will complete the contemplated underwritten offering by us of our common stock or that we will be successful in listing our common stock on the NYSE. Similarly, there can be no assurance that the public offering price per share of common stock in any offering that we may complete or that the subsequent trading price per share of our common stock on the NYSE, if we are successful in listing our common stock thereon, will exceed our current NAV per share.
In September 2022, we filed a registration statement with the SEC relating to a proposed public offering by us of shares of our common stock in conjunction with the contemplated listing of our common stock on the NYSE. Completing a public offering will require the SEC to declare the registration statement effective, and listing on the NYSE will require approval by the NYSE. Moreover, in addition to required regulatory actions, a decision to proceed with an offering and listing depends on our evaluation of market conditions and other factors, many of which are beyond our control. Accordingly, there can be no assurance as to when, or even if, we will be able to complete the public offering or successfully list our common stock on the NYSE.
We do not know the terms, including the public offering price per share, on which the contemplated underwritten public offering of common stock may be completed. The initial public offering price of the common stock sold in any such offering will be discussed between us and the representatives of the underwriters of such offering. Among the factors that we expect to consider in determining the initial public offering price, in addition to prevailing market conditions, will be our historical performance, estimates of our business potential and earnings prospects, an assessment of our management and the consideration of the above factors in relation to market valuation of companies in related businesses. Thereafter, the market price of shares of our common stock on the NYSE will depend on numerous factors and may be volatile, and an active trading market may not develop or be maintained. There can be no assurance that the public offering price per share of common stock will equal or exceed our NAV per share, which our Board determined on March 15, 2023 to be $31.40 as of December 31, 2022, and the subsequent trading price may be below the public offering price per share.
Prior to suspension of the AHR DRIP Offering in November 2022, the purchase price per share of common stock sold under the AHR DRIP was the most recently published estimated NAV per share. No assurance can be given that the public offering price per share of common stock sold in any underwritten offering or that the trading price per share of our common stock on the NYSE will equal or exceed the price at which shares of common stock were sold under the AHR DRIP. The public offering price per share of common stock sold in any underwritten offering or the subsequent trading price per share of our common stock on the NYSE could be below our NAV per share and the price per share that investors purchased shares in the AHR DRIP Offering.
If we do complete the contemplated underwritten offering by us, shares of Class T common stock and Class I common stock held by current stockholders might not be listed initially on the NYSE.
It is contemplated that we will list our common stock sold in the potential underwritten public offering on the NYSE in conjunction with any such offering. Currently, our stockholders own either Class T common stock or Class I common stock, and we do not intend to list our Class T common stock or Class I common stock on the NYSE. However, it is contemplated that on the six-month anniversary of any listing of our common stock on the NYSE, outstanding shares of Class T common stock and Class I common stock will automatically be converted into shares of our NYSE-listed common stock. Accordingly, if we do complete the contemplated underwritten offering by us, current stockholders are not expected to be able to sell their Class T common stock or Class I common stock on the NYSE until such conversion occurs, and such shares would be less liquid than our listed common stock until such time as the automatic conversion occurs.

Risks Related to Our Business and Financial Results
The COVID-19 pandemic has adversely impacted, and could continue to adversely impact, our business and financial results, and the ultimate impact will depend on future developments including the extent of changes in policies and funding resulting from the expiration of the COVID-19 public health emergency declaration, which are highly uncertain and cannot be predicted.
Our residents, tenants, operating partners and managers, our industry and the U.S. economy continue to be adversely affected by the COVID-19 pandemic and related supply chain disruptions and labor shortages. While the COVID 19 pandemic is subsiding, the timing and extent of the economic recovery from the COVID-19 pandemic is dependent upon many factors, including the emergence and severity of COVID-19 variants, the effectiveness and frequency of booster vaccinations and the duration and implications of restrictions and safety measures. As the lasting effect of the COVID-19 pandemic is still impacting the healthcare system to a certain extent, it continues to present challenges for us as an owner and operator of healthcare facilities, making it difficult to ascertain the long-term impact the COVID-19 pandemic will have on real estate markets in which we own and/or operate properties and our portfolio of investments.
The COVID-19 pandemic resulted in a significant decline in resident occupancies at our leased senior housing facilities and SNFs, SHOP and integrated senior health campuses and an increase in COVID-19 related operating expenses with more costly short-term hires due to the shortage of healthcare personnel. Therefore, our focus at such properties continues to be on resident occupancy recovery and operating expense management. Resident occupancies at our senior housing and SNFs have been gradually improving. We believe the operational recovery of such classes from the impact of the COVID-19 pandemic will generally continue and that such recovery over time towards pre-pandemic levels will drive our overall portfolio performance.
As a result of the federal government's COVID-19 public health emergency declaration in January 2020, certain federal and state pandemic-related relief measures, such as funding, procedural waivers and/or reimbursement increases, became available to some of our tenants and operators. On January 30, 2023, the Biden Administration announced that the COVID-19 public health emergency declaration will expire on May 11, 2023, creating uncertainty as to how widespread these measures will continue to be and to what extent they may be distributed to and benefit our tenants and operators.
The lasting effect of the COVID-19 pandemic and pace of recovery will largely depend on future developments, which cannot be predicted with confidence at this time.
We have experienced net losses in the past and we may experience additional losses in the future.
Historically, we have experienced net losses (calculated in accordance with GAAP) and we may not be profitable or realize growth in the value of our investments. Many of our losses can be attributed to start-up costs, general and administrative expenses, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. For a further discussion of our operational history and the factors affecting our net losses, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the notes thereto that are a part of this Annual Report on Form 10-K.
Our prior performance may not be an accurate predictor of our ability to achieve our business objectives or of our future results.
Our stockholders should not rely on our past performance to predict our future results. Our stockholders should review our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that have a limited operating history, many of which may be beyond our control. For example, due to challenging economic conditions in the past, distributions to stockholders were reduced. Therefore, to be successful in this market, we must, among other things:
•identify and acquire investments that further our business objectives and growth strategies;
•attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;
•respond to competition both for investment opportunities and potential investors’ investment in us; and
•build and expand our operational structure to support our business.
We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could materially and adversely affect us and our stockholders could lose all or a portion of their investment.
Our success is dependent on the performance and continued contributions of certain of our key personnel and, in the event they are no longer employed by us, we could be materially and adversely affected.
Our success depends, to a significant degree, upon the continued contributions of our executives and key officers. In particular, Danny Prosky would be difficult to replace. Mr. Prosky currently serves as our Chief Executive Officer and one of our directors. In the event that Mr. Prosky or one of our other executives or key executive officers are no longer employed by us, for any reason, it could have a material adverse effect on us and we may not be able to attract and hire equally capable individuals to replace them. If we were to lose the benefit of the experience, efforts and abilities of one or more of our executives or other key officers, we could be materially and adversely affected.
Our financial results, our ability to make distributions to our stockholders and our ability to dispose of our investments are subject to international, national and local market conditions we cannot control or predict.
We are subject to the risks of an international or national economic slowdown or downturn and other changes in international, national and local market conditions. The following factors may have affected, and may continue to affect, income from our properties, our ability to acquire and dispose of properties, and our overall financial results and ability to make distributions to our stockholders:
•poor economic times may result in defaults by tenants of our properties due to bankruptcy, lack of liquidity or operational failures. We may provide rent concessions, tenant improvement expenditures or reduced rental rates to maintain or increase occupancy levels;
•fluctuations as a result of supply and demand imbalances and reduced occupancies and rental rates may cause the properties that we own to decrease in value. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge or record a loss on sale in our financial results;
•reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain or maintain debt financing secured by our properties and may reduce the availability of unsecured loans;
•constricted access to credit may result in tenant defaults or non-renewals under leases;
•layoffs may lead to a lower demand for medical services and cause vacancies to increase and a lack of future population and job growth may make it difficult to maintain or increase occupancy levels;
•disruptions in the financial markets, deterioration in economic conditions or a public health crisis, such as the COVID-19 pandemic, have resulted, and may continue to result, in lower occupancy in our facilities, increased vacancy rates for commercial real estate due to generally lower demand for rentable space, as well as an oversupply of rentable space;
•governmental actions and initiatives, including risks associated with the impact of a prolonged government shutdown or budgetary reductions or impasses; and
•increased insurance premiums, real estate taxes or utilities or other expenses, such as inflation costs, will decrease our financial results and may reduce funds available for distribution to our stockholders or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Also, any such increased expenses may not coincide with our ability to increase rents to tenants on turnover, which would adversely impact our financial results.
The length and severity of any economic slowdown or downturn cannot be predicted with confidence at this time. We have been, and we expect may continue to be, negatively impacted to the extent an economic slowdown or downturn is prolonged or becomes more severe.
We face significant competition for the acquisition and disposition of MOBs, senior housing, SNFs, hospitals and other healthcare-related facilities, which may impede our ability to take, and increase the cost of, such actions, which may materially and adversely affect us.
We face significant competition from other entities engaged in real estate investment activities for acquisitions and dispositions of MOBs, senior housing, SNFs, hospitals and other healthcare-related facilities, some of whom may have greater resources, lower costs of capital and higher risk tolerances than we do. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our business objectives and could improve the bargaining power of our counterparties, thereby impeding our investment, acquisition and disposition activities. If we pay higher prices per property or receive lower prices for dispositions of our MOBs, senior housing, SNFs, hospitals or other healthcare-related facilities as a result of such competition, we may be materially and adversely affected.
Our investments in, and acquisitions of, MOBs, senior housing, SNFs, hospitals and other healthcare-related facilities may be unsuccessful or fail to meet our expectations.
Some of our acquisitions may not prove to be successful. We could encounter unanticipated difficulties and expenditures relating to any acquired properties, including contingent liabilities, and acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. Such expenditures may negatively affect our results of operations. Investments in and acquisitions of MOBs, senior housing, SNFs, hospitals and other healthcare-

related facilities entail risks associated with real estate investments generally, including risks that the investment will not achieve expected returns, that the cost estimates for necessary property improvements will prove inaccurate or that the tenant or operator will fail to meet performance expectations. Furthermore, there can be no assurance that our anticipated acquisitions and investments, the completion of which is subject to various conditions, will be consummated in accordance with anticipated timing, on anticipated terms, or at all. In addition, we may not be able to identify off-market investment opportunities or investment opportunities that are strategically marketed to a limited number of investors at the rate that we anticipate or at all. We may be unable to obtain or assume financing for acquisitions on favorable terms or at all. Healthcare properties are often highly customizable and the development or redevelopment of such properties may require costly tenant-specific improvements. We may experience delays and disruptions to property redevelopment as a result of supply chain issues and construction material and labor shortages. We also may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and this could have a material adverse effect on us. Acquired properties may be located in new markets, either within or outside the United States, where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area, costs associated with opening a new regional office, and unfamiliarity with local governmental and permitting procedures. As a result, we cannot assure our stockholders that we will achieve the economic benefit we expect from acquisitions, investment, development and redevelopment opportunities and may lead to impairment of such assets.
We are uncertain of all of our sources of debt or equity for funding our capital needs. If we cannot obtain funding on favorable terms, our ability to acquire, and make necessary capital improvements to, properties may be impaired or delayed, which could have a material adverse effect on us.
We have not identified all of our sources of debt or equity for funding, and such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding on favorable terms in the future, we may not be able to acquire, and make necessary capital improvements to, properties, pay other expenses, or expand our business when desired, or at all, which could have a material adverse effect on us.
We are dependent on tenants for our revenue, and lease terminations could reduce our ability to make distributions to our stockholders.
The successful performance of our real estate investments is materially dependent on the financial stability of our tenants. Lease payment defaults by tenants would cause us to lose the revenue associated with such leases and could reduce our ability to make distributions to our stockholders. If a property is subject to a mortgage, a default by a significant tenant on its lease payments to us may result in a foreclosure on the property if we are unable to find an alternative source of revenue to meet our mortgage payments. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. Further, we cannot assure our stockholders that we will be able to re-lease the property for the rent previously received, if at all, or that lease terminations will not cause us to sell the property at a loss.
All of our integrated senior health campuses are managed by the Trilogy Manager and account for a significant portion of our revenues and operating income. Adverse developments in the Trilogy Manager’s business or financial strength could have a material adverse effect on us.
As of March 17, 2023, the Trilogy Manager managed all of the day-to-day operations for all of our integrated senior health campuses pursuant to a long-term management agreement. These integrated senior health campuses accounted for approximately 41.1% of our portfolio (based on aggregate contract purchase price) as of December 31, 2022 and contributed approximately 46.8% of our annualized base rent/annualized NOI as of such date. Although we have various rights as the joint venture owner of these integrated senior health campuses under our management agreement, we rely on the Trilogy Manager’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our integrated senior health campuses operations efficiently and effectively, and to identify and manage development opportunities for new integrated senior health campuses. We also rely on the Trilogy Manager to provide accurate campus-level financial results for our integrated senior health campuses in a timely manner and to otherwise operate our integrated senior health campuses in compliance with the terms of our management agreement and all applicable laws and regulations. We depend on the Trilogy Manager’s ability to attract and retain skilled personnel to provide these services. A shortage of nurses or other trained personnel or general inflationary pressures may force the Trilogy Manager to enhance its pay and benefits package to compete effectively for such personnel, the cost of which we would bear in proportion to our joint venture interest, but it may not be able to offset these added costs by increasing the rates charged to residents. As such, any adverse developments in the Trilogy Manager’s business or financial strength, including its ability to retain key personnel, could impair its ability to manage our integrated senior health campuses efficiently and effectively and could have a material adverse effect on us. In addition, if the Trilogy Manager experiences any significant financial, legal, accounting or regulatory difficulties due to a weak economy, industry downturn or otherwise, such difficulties could result in, among other adverse events, acceleration of its indebtedness, impairment of its continued access to capital, the enforcement of default remedies by its counterparties, or the commencement of insolvency proceedings by or against it under the U.S. Bankruptcy Code. Any one or a combination of these risks could have a material adverse effect on us.
In the event that our management agreement with the Trilogy Manager is terminated or not renewed, we may be unable to replace the Trilogy Manager with another suitable operator, or, if we were successful in locating such an operator, we cannot guarantee that it would manage the integrated senior health campuses efficiently and effectively or that any such transition would be completed timely, which may have a material adverse effect on us.
In the event we were to contemplate pursuing any existing or future contractual rights or remedies under our management agreement with the Trilogy Manager, including termination rights, we would consider numerous factors, including legal, contractual, regulatory, business and other relevant considerations. In the event that we exercise our rights to terminate the management agreement with the Trilogy Manager for any reason or such agreements are not renewed upon expiration of their terms, we would attempt to reposition the affected integrated senior health campuses with another operator. Although we believe that other qualified national and regional operators would be interested in managing our integrated senior health campuses, we cannot provide any assurance that we would be able to locate another suitable operator or, if we were successful in locating such an operator, that it would manage the integrated senior health campuses efficiently and effectively or that any such transition would be completed timely or would not require substantial capital expenditures. Any such transition would likely result in disruption of the operation of such facilities, including matters relating to staffing and reporting. Moreover, the transition to a replacement operator may require approval by the applicable regulatory authorities and, in most cases, one or more of our lenders, including the mortgage lenders for certain of the integrated senior health campuses, and we cannot provide any assurance that such approvals would be granted on a timely basis, if at all. Any inability to replace, or delay in replacing the Trilogy Manager as the operator of integrated senior health campuses with a highly qualified successor on favorable terms could have a material adverse effect on us.
The financial deterioration, insolvency or bankruptcy of one or more of our major tenants, operators, borrowers or other obligors could have a material adverse effect on us.
A downturn in any of our tenants’, operators’, borrowers’ or other obligors’ businesses could ultimately lead to voluntary or involuntary bankruptcy or similar insolvency proceedings, including but not limited to assignment for the benefit of creditors, reorganization, liquidation or winding-up. Bankruptcy and insolvency laws afford certain rights to a defaulting tenant, operator or borrower that has filed for bankruptcy or reorganization that may render certain of our remedies unenforceable or, at the least, delay our ability to pursue such remedies and realize any related recoveries. A debtor has the right to assume, or to assume and assign to a third party, or to reject its executory contracts and unexpired leases in a bankruptcy proceeding. If a debtor were to reject its leases with us, obligations under such rejected leases would cease. The claim against the rejecting debtor would be an unsecured claim, which would be limited by the statutory cap set forth in the U.S. Bankruptcy Code, and there may be insufficient assets to satisfy all unsecured claims, even ones limited by the statutory cap. This statutory cap may be substantially less than the remaining rent actually owed under the lease. In addition, a debtor may also assert in bankruptcy proceedings that leases should be re-characterized as financing agreements, which could result in our being deemed a lender instead of a landlord. A lender’s rights and remedies, as compared to a landlord’s, generally are materially less favorable, and our rights as a lender may be subordinated to other creditors’ rights.
Furthermore, the automatic stay provisions of the U.S. Bankruptcy Code would preclude us from enforcing our remedies unless we first obtain relief from the court having jurisdiction over the bankruptcy case. This would effectively limit or delay our ability to collect unpaid rent or interest payments, and we may ultimately not receive any payment at all. In addition, we would likely be required to fund certain expenses and obligations to preserve the value of our properties, avoid the imposition of liens on our properties or transition our properties to a new tenant or operator. Additionally, we lease many of our properties to healthcare providers who provide long-term custodial care to the elderly. Evicting operators for failure to pay rent while the property is occupied typically involves specific procedural or regulatory requirements and may not be successful. Even if eviction is possible, we may determine not to do so due to reputational or other risks. Bankruptcy or insolvency proceedings typically also result in increased costs to the operator, significant management distraction and performance declines. If we are unable to transition affected properties, they would likely experience prolonged operational disruption, leading to lower occupancy rates and further depressed revenues. Publicity about the operator’s financial troubles and bankruptcy or insolvency proceedings may also negatively impact their and our reputations, decreasing customer demand and revenues. Any or all of these risks could have a material adverse effect on us.
We may incur additional costs in re-leasing properties with specialized uses, which could materially and adversely affect us.
Some of the properties we have acquired and will seek to acquire are healthcare properties designed or built primarily for a particular tenant of a specific type of use known as a single-user facility. If we or our tenants terminate the leases for these properties or our tenants default on their lease obligations or lose their regulatory authority to operate such properties, we may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the properties to other uses or incur other significant re-leasing costs. Any loss of revenues or additional capital expenditures required as a result may have a material adverse effect on us.
We may be unable to secure funds for future tenant or other capital improvements, which could limit our ability to attract, replace or retain tenants, pay our expenses and make distributions to our stockholders.
When tenants do not renew their leases or otherwise vacate their space, in order to attract replacement tenants, we have expended, and may be required to expend in the future, substantial funds for tenant improvements and leasing commissions related to the vacated space. Such tenant improvements have required, and may continue to require, us to incur substantial capital expenditures. If we have not established capital reserves for such tenant or other capital improvements, we will have to obtain financing from other sources and we have not identified any sources for such financing. We may also have future financing needs for other capital improvements to refurbish or renovate our properties. If we need to secure financing sources for tenant or other capital improvements in the future, but are unable to secure such financing or are unable to secure financing on terms we feel are acceptable, we may be unable to make tenant and other capital improvements or we may be required to defer such improvements. If this happens, it may cause one or more of our properties to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flows as a result of fewer potential tenants being attracted to the property or our existing tenants not renewing their leases. If we do not have access to sufficient funding in the future, we may also not be able to pay our expenses or make distributions to our stockholders.
A breach of information technology systems on which we rely could materially and adversely impact us.
We and our tenants and operators rely on information technology systems, including the internet and networks and systems maintained and controlled by third-party vendors and other third parties, to process, transmit and store information and to manage or support our business processes. Third-party vendors collect and hold personally identifiable information and other confidential information of our tenants, operators, patients, stockholders and employees. We also maintain confidential financial and business information regarding us and persons and entities with which we do business on our information technology systems. While we and our tenants and operators take steps to protect the security of the information maintained in our information technology systems, including the use of commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing of the information, it is possible that such security measures will not be able to prevent human error or the systems’ improper functioning, or the loss, misappropriation, disclosure or corruption of personally identifiable information or other confidential or sensitive information, including information about our tenants and employees. Cybersecurity breaches, including physical or electronic break-ins, computer viruses, phishing scams, attacks by hackers, breaches due to employee error or misconduct and similar breaches, can create, and in some instances in the past have resulted in, system disruptions, shutdowns or unauthorized access to information maintained on our information technology systems or the information technology systems of our third-party vendors or other third parties or otherwise cause disruption or negative impacts to occur to our business and materially and adversely affect us. While we and, we believe, most of our tenants and operators maintain cyber risk insurance to provide some coverage for certain risks arising out of cybersecurity breaches, there is no assurance that such insurance would cover all or a significant portion of the costs or consequences associated with a cybersecurity breach. As our reliance on technology increases, so will the risks posed to our information systems, both internal and those we outsource. In addition, as the techniques used to obtain unauthorized access to information technology systems become more varied and sophisticated and the occurrence of such breaches becomes more frequent, we and our third-party vendors and other third parties may be unable to adequately anticipate these techniques or breaches and implement appropriate preventative measures. There is no guarantee that any processes, procedures and internal controls we have implemented or will implement will prevent cyber intrusions. Any failure to prevent cybersecurity breaches and maintain the proper function, security and availability of our or our third-party vendors’ and other third parties’ information technology systems could interrupt our operations, damage our reputation and brand, damage our competitive position, make it difficult for us to attract and retain tenants, and subject us to liability claims or regulatory penalties, which could materially and adversely affect us. Additionally, as increased regulatory compliance for cybersecurity protocols and disclosures are required by state or federal authorities, the increased amount of resources, both time and expense, could also materially and adversely affect us.

Risks Related to Investments in Real Estate
Uncertain market conditions could lead our real estate investments to decrease in value or may cause us to sell our properties at a loss in the future.
Our management, subject to the oversight of our board, may exercise its discretion as to whether and when to sell a property, and we have no obligation to sell properties at any particular time or at all. We cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. As such, we may be purchasing our properties at a time when capitalization rates are at historically low levels and purchase prices are high. In addition, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We may not have adequate funds available to correct such defects or to make such improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. The value of our properties may not increase over time, which may restrict our ability to sell our properties, or in the event we are able to sell such properties, may lead to sale prices less than the prices that we paid to purchase the properties or the price at which we value the property. Additionally, we may incur prepayment penalties in the event we sell a property subject to a mortgage earlier than we otherwise had planned. Accordingly, our ability to realize potential appreciation on our real estate investments and make distributions to our stockholders will, among other things, be dependent upon uncertain market conditions.
Most of our costs, such as operating and general and administrative expenses, interest expense, and real estate acquisition and construction costs, are subject to inflation and may not be recoverable.
A significant portion of our operating expenses is sensitive to inflation. These include expenses for property-related costs such as insurance, utilities and repairs and maintenance. We also have ground lease expenses in certain of our properties. Ground lease costs are contractual, but in some cases, lease payments reset every few years based on changes on consumer price indexes.
Operating expenses on our non-RIDEA properties, with the exception of ground lease rental expenses, are typically recoverable through our lease arrangements, which allow us to pass through substantially all expenses associated with property taxes, insurance, utilities, repairs and maintenance, and other operating expenses (including increases thereto) to our tenants. As of December 31, 2022, the majority of our existing leases were either triple-net leases or leases that allow us to recover certain operating expenses and certain capital expenditures. Our remaining leases are generally modified gross, or base year, leases, which only provide for recoveries of operating expenses above the operating expenses from the initial year within each lease. During inflationary periods, we expect to recover increases in operating expenses from our triple-net leases and our modified gross, or base year, leases. As a result, we do not believe that inflation would result in a significant adverse effect on our net operating income, results of operations, and operating cash flows at the property level. For our RIDEA properties, increases in operating expenses, including labor, that are caused by inflationary pressures will generally be passed through to us and may materially and adversely affect us.
Our general and administrative expenses consist primarily of compensation costs, as well as professional and legal fees. Annually, our employee compensation is adjusted to reflect merit increases; however, to maintain our ability to successfully compete for the best talent, rising inflation rates has required and may continue to require us to provide compensation increases beyond historical annual merit increases, which may significantly increase our compensation costs. Similarly, professional and legal fees are also subject to the impact of inflation and expected to increase proportionately with increasing market prices for such services. Consequently, inflation is expected to increase our general and administrative expenses over time and may materially and adversely affect us.
Also, during inflationary periods, interest rates have historically increased, which would have a direct effect on the interest expense of our borrowings. Our exposure to increases in interest rates is limited to our variable-rate borrowings, which consist of borrowings under our credit facilities and variable-rate mortgage loans payable. As of December 31, 2022, our outstanding variable-rate borrowings aggregated to $1,651,221,000, all of which was unhedged. In January 2023, we entered into an interest rate swap contract to hedge $275,000,000 of our floating rate term loan under our existing credit facility. Rising interest rates will also increase our interest expense on future fixed-rate borrowings. Therefore, a significant increase in inflation rates would have a material adverse impact on our financing costs and interest expense.
We have long term lease agreements with our tenants that contain effective annual rent escalations that were either fixed or indexed based on a consumer price index or other index. We believe our annual lease expirations allow us to reset these leases to market rents upon renewal or re-leasing and that annual rent escalations within our long-term leases are generally sufficient to offset the effect of inflation on non-recoverable costs, such as general and administrative expenses and interest expense. However, it is possible that during higher inflationary periods like the one existing in 2021 and 2022, the impact of inflation will not be adequately offset by the resetting of rents from our renewal and re-leasing activities and our annual rent escalations. As a result, during periods when the impact of inflation exceeds the annual rent escalation percentages in our current leases and the percentage increase in rents in new leases, our financial results will be impaired, potentially significantly.
Additionally, inflationary pricing may have a negative effect on the real estate acquisitions and construction costs necessary to complete our development and redevelopment projects, including, but not limited to, costs of construction materials, labor, and services from third-party contractors and suppliers. Higher acquisition and construction costs could adversely impact our net investments in real estate and expected yields in our development and redevelopment projects, which may make otherwise lucrative investment opportunities less profitable to us. Any of these matters may materially and adversely affect us over time.
Our real estate assets may decline in value and be subject to significant impairment losses, which may reduce our net income.
We periodically evaluate long-lived assets, primarily consisting of investments in real estate that are carried at historical cost less accumulated depreciation, for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. In our evaluation of impairment, we consider indicators such as significant negative industry or economic trends, significant underperformance relative to historical or projected future operating results and a significant change in the extent or manner in which the asset is used or significant physical change in the asset. If indicators of impairment of long-lived assets are present, we evaluate the carrying value of the related real estate investment in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, we consider market conditions and our current intentions with respect to holding or disposing of the asset. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net book value of the property, which could have a material adverse effect on us in the period in which the impairment charge is recorded. We have recorded impairment charges related to certain properties in the year ended December 31, 2022, and may record future impairments based on actual results and changes in circumstances. Negative developments in the real estate market may cause management to reevaluate the business and macro-economic assumptions used in its impairment analysis. Changes in management’s assumptions based on actual results may have a material impact on our Consolidated Financial Statements and the notes thereto that are a part of this Annual Report on Form 10-K.
Our high concentrations of properties in particular geographic areas magnify the effects of negative conditions affecting those geographic areas.
We have a concentration of properties in particular geographic areas; therefore, any adverse situation that disproportionately effects one of those areas would have a magnified adverse effect on our portfolio. As of March 17, 2023, properties located in Indiana, Ohio and Michigan accounted for approximately 37.8%, 11.9% and 10.7%, respectively, of our total property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in each such state’s economy, real estate and other market conditions.
Our real estate investments may be concentrated in MOBs, senior housing, SNFs, hospitals or other healthcare-related facilities, making us more vulnerable to negative factors affecting these classes than if our investments were diversified beyond the healthcare industry.
As a REIT, we invest primarily in real estate. Within the real estate industry, we have acquired, and may continue to acquire, or selectively develop and own MOBs, senior housing, SNFs, hospitals and other healthcare-related facilities. We are subject to risks inherent in concentrating investments in real estate. These risks resulting from a lack of diversification become even greater as a result of our business objectives and growth strategies, which involve investing substantially all of our assets in clinical healthcare real estate.
A downturn in the commercial real estate industry generally could significantly adversely affect the value of our properties. A downturn in the healthcare industry could negatively affect our lessees’ ability to make lease payments to us and our operators’ ability to manage our properties efficiently and effectively. These matters could materially and adversely affect us and could be more pronounced than if we diversified our investments outside of real estate or if our portfolio did not include a substantial concentration in MOBs, senior housing, SNFs, hospitals or healthcare-related facilities.
Terrorist attacks, acts of violence or war, political protests and unrest or public health crises have affected and may affect the markets in which we operate and have a material adverse effect on us.
Terrorist attacks, acts of violence or war, political protests and unrest or public health crises (including the COVID-19 pandemic) have negatively affected, and may continue to negatively affect, our operations and our stockholders’ investments. We have acquired, and may continue to acquire, real estate assets located in areas that are susceptible to terrorist attacks, acts of violence or war, political protests or public health crises. These events may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs. In addition, other than any reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure our stockholders that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for uninsured losses, our cash flows could be impaired in a manner that would result in little or no cash being distributed to our stockholders. More generally, any terrorist attack, other act of violence or war, political protest and unrest or public health crisis could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy, all of which could adversely affect our tenants’ ability to pay rent on their leases with us, our operators’ ability to manage our properties efficiently and effectively and our ability to borrow money or issue capital stock on favorable terms, which could have a material adverse effect on us.
Our business, tenants, residents and operators may face litigation and experience rising liability and insurance costs, which may materially and adversely affect us.
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
With respect to our SHOP and integrated senior health campuses, we are ultimately responsible for operational risks and other liabilities of the facility, other than those arising out of certain actions by our operator, such as gross negligence or willful misconduct. As such, operational risks include, and our resulting revenues therefore depend on, the availability and cost of general and professional liability insurance coverage or increases in insurance policy deductibles. Furthermore, because we bear such operational risks and liabilities related to our SHOP and integrated senior health campuses, we may be directly adversely impacted by potential litigation or investigations related to the COVID-19 pandemic that have occurred or may occur at those facilities, and our insurance coverage may not cover or may not be sufficient to cover any potential losses.
Additionally, as a result of the COVID-19 pandemic, the cost of insurance for our tenants, operators and residents is expected to increase as well, and such insurance may not cover certain claims related to COVID-19, which could impair their ability to pay rent to us. Our exposure to COVID-19 related litigation or investigation risk may be further increased if our operators or residents of such facilities are subject to bankruptcy or insolvency.
Any of these matters could materially and adversely affect us.
If we contract with a development company for newly developed property, our earnest money deposit made to the development company may not be fully refunded.
We may acquire one or more properties under development. We anticipate that if we do acquire properties that are under development, we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties, and that we will be required to close the purchase of the property upon completion of the development of the property. We may enter into such a contract with the development company even if at the time we enter into the contract, we have not yet secured sufficient financing to enable us to close the purchase of such property. However, we may not be required to close a purchase from the development company, and may be entitled to a refund of our earnest money, generally in any of the following circumstances depending on the contract:
•the development company fails to complete the development of the property according to contractual requirements;
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
We may not retain any profits resulting from the sale of our properties, or receive such profits in a timely manner, because we may provide financing to the purchaser of such property.
When we decide to sell one of our properties, we may provide financing to the purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default on its obligations under the financing, which could negatively impact cash flows from operations. Even in the absence of a purchaser default, the distribution of sale proceeds or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. Additionally, if any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to make distributions to our stockholders.
Representations and warranties made by us in connection with sales of our properties may subject us to liability that could materially and adversely affect us.
When we sell a property, we have been required, and may continue to be required, to make representations and warranties regarding the property and other customary items. In the event of a breach of such representations or warranties, the purchaser of the property may have claims for damages against us, rights to indemnification from us or otherwise have remedies against us. In any such case, we may incur liabilities that could materially and adversely affect us.
We face possible liability for environmental cleanup costs and damages for contamination related to properties we acquire, which could materially and adversely affect us.
Because we own and operate real estate, we are subject to various international, U.S. federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Under such laws, a current owner or operator of property can be held liable for contamination on the property caused by the former owner or operator. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including the release of asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real estate for personal injury or property damage associated with exposure to released hazardous substances. In addition, new or more stringent laws or stricter interpretations of existing laws could change the cost of compliance or liabilities and restrictions arising out of such laws. The cost of defending against these claims, complying with environmental regulatory requirements, conducting remediation of any contaminated property, or of paying personal injury claims could be substantial and could materially and adversely affect us. In addition, the presence of hazardous substances on a property or the failure to meet environmental regulatory requirements may materially impair our ability to use, lease or sell a property, or to use the property as collateral for borrowing.
Our current and future properties and our tenants may be unable to compete successfully, which could result in lower rent payments and could materially and adversely affect us.
Our current and future properties often will face competition from nearby properties that provide comparable services. Some of those competing properties are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to our properties. Operators of competing properties may provide superior services than those provided by our operators, which could reduce the competitiveness of our properties, which could have a material adverse effect on us.
Similarly, our MOB and senior housing—leased tenants face competition from other medical practices in nearby hospitals and other medical facilities and their failure to compete successfully with these other practices could adversely affect their ability to make rental payments to us, which could materially and adversely affect us. Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients or that are permitted to participate in the payor program. This could also adversely affect our tenants’ ability to make rental payments to us, which could materially and adversely affect us.
Ownership of property outside the United States may subject us to different or greater risks than those associated with our domestic operations.
As of December 31, 2022, we had $68,085,000 invested in the United Kingdom, or UK, and the Isle of Man, or 1.4% of our portfolio, based on our aggregate purchase price of real estate investments. International development, ownership, and operating activities involve risks that are different from those we face with respect to our domestic development, ownership, and operating activities. For example, we have limited investing experience in international markets. If we are unable to successfully manage the risks associated with international expansion and operations, we may be materially and adversely affected.
Additionally, our ownership of properties in the UK and the Isle of Man currently subjects us to fluctuations in the exchange rates between U.S. dollars and the UK Pound Sterling, which may, from time to time, impact our financial condition, cash flows and results of operations. Revenues generated from any properties or other real estate-related investments we acquire or ventures we enter into relating to transactions involving assets located in markets outside the United States likely will be denominated in the local currency. Therefore, any investments we make outside the United States will subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar, and there can be no assurance that any attempt to mitigate foreign currency risk through hedging transactions or otherwise will be successful. As a result, changes in exchange rates of any such foreign currency to U.S. dollars may materially and adversely affect us and the book value of our assets. In addition, changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our status as a REIT. Further, bank accounts in a foreign currency which are not considered cash or cash equivalents may adversely affect our status as a REIT.
Acquired properties may expose us to unknown liability.
We may acquire properties or invest in joint ventures that own properties subject to liabilities and without any recourse, or with only limited recourse, against the prior owners or other third parties with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it, which could adversely affect our results of operations and cash flow. Unknown liabilities with respect to acquired properties might include liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons against the former owners of the properties, liabilities incurred in the ordinary course of business, and claims for indemnification by general partners, directors and others indemnified by the former owners of the properties.
Severe weather events, natural disasters and the effects of climate change and regulatory and societal responses thereto could materially and adversely affect us.
Natural disasters and severe weather events, including earthquakes, fires, storms, tornados, floods, hurricanes, snow and freezing temperatures could cause significant damage to our properties and the surrounding environment or area. Climate change is causing such events to become more frequent and increasingly severe in their effects, which could increase the costs to and impact on us and our operators over time. The effects of such events on our properties may include increased operational costs, including energy costs, delays and cost increases in our construction projects, damage to our facilities and periods when impacted facilities may be partially or wholly unoccupied, power outages and reputational damage.
Additionally, international, governmental, and societal responses to climate change may materially and adversely affect us or our operators’, including through shifts in fuel sources leading to short or long-term increases in energy costs and new and more stringent building codes pertaining to energy efficiency, reduced emissions, or weather resistance that may be more costly to comply with, any of which could increase our building costs and our and our operators’ capital expenditures, maintenance, and operating costs. These and other changes in federal, state, or local regulation or in societal expectations could materially and adversely affect us directly or indirectly through the impact on our operators.
Risks Related to Real Estate-Related Investments
Unfavorable real estate market conditions and delays in liquidating defaulted mortgage loan investments may negatively impact mortgage loans in which we have invested and may invest, which could result in losses to us.
The investment in mortgage loans or mortgage-backed securities we have made, and may continue to make, involve special risks relating to the particular borrower or issuer of the mortgage-backed securities and we will be at risk of loss on those investments, including losses as a result of defaults on our mortgage loan investments. These losses may be caused by many conditions beyond our control, including economic conditions affecting real estate values, tenant defaults and lease expirations, interest rate levels, and the other economic and liability risks associated with real estate. If we acquire property by foreclosure following defaults under our mortgage loan investments, we will have the economic and liability risks as the owner described above. We do not know whether the values of the property securing any of our mortgage loan investments will remain at the levels existing on the dates we initially make the related investment. If the values of the underlying properties drop, our risk will increase and the values of our interests may decrease. Furthermore, if there are defaults under our mortgage loan investments, we may not be able to foreclose on or obtain a suitable remedy with respect to such investments. Specifically, we may not be able to repossess and sell the underlying properties quickly, which could reduce the value of our investment. For example, an action to foreclose on a property securing a mortgage loan is regulated by state statutes and rules and is subject to many of the delays and expenses of lawsuits if the defendant raises defenses or counterclaims. Additionally, in the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.

The commercial mortgage-backed securities in which we have invested, and may continue to invest, are subject to several types of risks.
Commercial mortgage-backed securities are securities which evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the commercial mortgage-backed securities in which we have invested, and may continue to invest, are subject to all the risks of the underlying mortgage loans.
In a rising interest rate environment, the value of commercial mortgage-backed securities may be adversely affected when payments on underlying mortgages loan(s) do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of commercial mortgage-backed securities may also change due to shifts in the market’s perception of securitization sponsors and borrower sponsors and regulatory or tax changes adversely affecting the mortgage securities markets as a whole. In addition, commercial mortgage-backed securities are subject to the credit risk associated with the performance of the underlying mortgage properties.
Commercial mortgage-backed securities are also subject to several risks created through the securitization structuring process. Subordinate commercial mortgage-backed securities are paid to the extent that there are funds available to make payments. To the extent the collateral pool includes a large percentage of delinquent loans, there is a risk that payments on subordinate commercial mortgage-backed securities will not be fully paid. In addition, commercial mortgage-backed securities are also subject to greater credit risk than those commercial mortgage-backed securities of the same series that are more highly rated.
The mezzanine loans in which we have invested in the past, and may continue to invest, involve greater risks of loss than senior loans secured by income-producing real estate.
We have in the past, and may in the future, invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real estate or loans secured by a pledge of the ownership interests of either the entity owning the real estate or the entity that owns the interest in the entity owning the real estate. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real estate because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real estate and increasing the risk of loss of principal.
We expect a portion of our real estate-related investments to be illiquid and we may not be able to adjust our portfolio in a timely manner in response to changes in economic and other conditions.
We may acquire real estate-related investments in connection with privately negotiated transactions which are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise not subject to, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization, and the greater difficulty of recoupment in the event of a borrower’s default.
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

If we sell real estate-related investments prior to their maturity, we may be forced to sell those investments on unfavorable terms or at a loss.
Our board may choose to sell certain of our assets from time to time, including our real estate-related investments. If we plan to sell those investments prior to their maturity, we may be forced to do so at undesirable times and on unfavorable terms, which may result in losses. For instance, if we sell mortgage loans at a time when prevailing interest rates are higher than the interest rates of such mortgage loans, we would likely sell such loans at a discount to their stated principal values.
Risks Related to the Healthcare Industry
The healthcare industry is heavily regulated and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of our tenants to make rent payments to us or adversely affect our operators’ ability to operate facilities held in RIDEA structures.
The healthcare industry is heavily regulated by federal, state and local governmental bodies. The tenants and operators of our healthcare facilities generally will be subject to laws and regulations covering, among other things, licensure, certification for participation in government programs and relationships with physicians and other referral sources. Changes in these laws and regulations, or a tenant’s or operator’s failure to comply with these laws and regulations, could adversely affect us. For example, such non-compliance could materially and adversely affect a tenant’s ability to make rent payments to us. Similarly, were an operator of a facility held in a RIDEA structure (where we are entitled to participate in any positive operating performance of the facility) to fail to comply with a regulatory obligation, it could adversely affect the operating performance of the facility and our participation therein.
Many of our healthcare facilities and their tenants and operators require a license or CON. Failure to obtain a license or CON, or the loss of a required license or CON, would prevent a facility from operating in the manner intended by the tenant or operator. These events could materially and adversely affect a tenant’s ability to make rent payments to us or for an operator to operate a facility held in a RIDEA structure efficiently, either of which could have a material adverse effect on us. Similarly, state and local laws also may regulate expansion, including the addition of new beds or services or the acquisition of medical equipment at a facility, and the construction of healthcare-related facilities, by requiring a CON or other similar approval. State CON laws and other similar laws are not uniform throughout the United States and are subject to change. Restrictions on the expansion of our facilities could materially and adversely affect a tenant’s ability to make rent payments to us or for an operator to operate a facility held in a RIDEA structure efficiently, either of which could have a material adverse effect on us. We cannot predict the impact of state CON laws or similar laws on our development or expansion of facilities or the operations of our tenants or operators.
In addition, in certain areas state CON laws materially limit the ability of competitors to enter into the markets served by our facilities, thereby limiting competition. The repeal of CON laws could allow competitors to freely operate in previously closed markets. Any such increased competition could materially and adversely affect a tenant’s ability to make rent payments to us or for an operator to operate a facility held in a RIDEA structure efficiently, either of which could have a material adverse effect on us. These CON laws could also restrict our ability to expand in new markets.
In certain circumstances, loss of state licensure or certification or closure of a facility could ultimately result in loss of authority to operate the facility or provide services at the facility and require new CON authorization licensure and/or authorization or potential authorization from CMS to re-institute operations. As a result, the value of the facility may be reduced, which could materially and adversely affect us.
Reductions in reimbursement from third-party payors, including Medicare and Medicaid, could adversely affect the operations of our tenants and their ability to make rental payments to us or our operators’ ability to operate facilities held in RIDEA structures, either of which could materially and adversely affect us.
Sources of revenue for our tenants and operators may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants and operators, which could have a material adverse effect on us. In addition, the healthcare billing rules and regulations are complex, and the failure of any of our tenants or operators to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid, and other government sponsored payment programs. Moreover, the state and federal governmental healthcare payment programs are subject to reductions by state and federal legislative actions, and changes in reimbursement models may reduce our tenants’ and operators’ revenues and adversely affect our tenants’ ability to make rent payments to us or our operators’ ability to operate facilities held in RIDEA structures efficiently, either of which could have a material adverse effect on us.

The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. It is possible that our tenants and operators will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to reimbursement based upon value-based principles and quality driven managed care programs, and general industry trends that include pressures to control healthcare costs. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement based upon a fee for service payment to payment based upon quality outcomes have increased the uncertainty of payments.
In addition, the Patient Protection and Affordable Care Act of 2010, or the Healthcare Reform Act, was passed with an intent to reduce the number of individuals in the United States without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. Included within the legislation is a limitation on physician-owned hospitals from expanding facility capacity, unless the facility satisfies very narrow federal exceptions to this limitation. Therefore, if our tenants are physicians that own and refer to a hospital, the hospital may be limited in its operations and expansion potential, which may limit the hospital’s services and resulting revenues and may impact the owner’s ability to make rental payments.
Furthermore, the Healthcare Reform Act included new payment models with new shared savings programs and demonstration programs that include bundled payment models and payments contingent upon reporting on satisfaction of quality benchmarks. The new payment models will likely change how physicians are paid for services. These changes could negatively affect some of our tenants and operators, which could have a material adverse effect on us.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law and repealed the individual mandate financial penalty portion of the Healthcare Reform Act beginning in 2019. With the elimination of the individual mandate enforcement mechanism, several states brought suit seeking to invalidate the entire Healthcare Reform Act. On June 17, 2021, the U.S. Supreme Court dismissed this lawsuit without specifically ruling on the constitutionality of the law. However, challenges to the Healthcare Reform Act may continue. If all or a portion of the Healthcare Reform Act, including the individual mandate, is eventually ruled unconstitutional, our tenants and operators may have more patients and residents who do not have insurance coverage, which may adversely impact the tenants’ and operators’ collections and revenues. Additionally, in October 2022, the Biden Administration announced new actions by CMS to strengthen accountability for nursing homes participating in the Special Focus Facilities, or SFF, an oversight program designed to monitor poor-performing nursing homes. These reforms include strengthened penalties for SFF nursing homes that fail to improve, increases in safety standards that SFF nursing homes must implement and increased communication between CMS and SFF nursing homes. The announcement further noted that the administration will continue to take administrative action to improve oversight of nursing homes moving forward. The financial impact on our tenants and operators could adversely affect a tenant’s ability to make rent payments to us or an operator’s ability to operate facilities held in RIDEA structures efficiently, either of which could have a material adverse effect on us.
We cannot predict the ultimate content, timing or effect of any further healthcare reform legislation or the impact of potential legislation on us. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare services, which may adversely impact our tenants’ ability to make rental payments to us or our operators’ ability to operate facilities held in RIDEA structures efficiently, either of, which could have a material adverse effect on us.
If seniors delay moving to senior housing facilities until they require greater care or forgo moving to senior housing facilities altogether, such action could have a material adverse effect on us.
Seniors have been increasingly delaying their moves to senior housing facilities, including to our senior housing—leased facilities and SHOP, until they require greater care and are increasingly forgoing moving to senior housing facilities altogether. Further, rehabilitation therapy and other services are increasingly being provided to seniors on an outpatient basis or in seniors’ personal residences in response to market demand and government regulation, which may increase the trend for seniors to delay moving to senior housing facilities. Such delays may cause decreases in occupancy rates and increases in resident turnover rates at our senior housing facilities. Moreover, seniors may have greater care needs and require higher acuity services, which may increase our tenants’ and operators’ cost of business, expose our tenants and operators to additional liability, or result in lost business and shorter stays at our leased and managed senior housing facilities if our tenants and operators are not able to provide the requisite care services or fail to adequately provide those services. These trends may negatively impact the occupancy rates and revenues at our leased and managed senior housing, which could have a material adverse effect on us. Further, if any of our tenants or operators are unable to offset lost revenues from these trends by providing and growing other revenue sources, such as new or increased service offerings to seniors, our senior housing facilities may be unprofitable, we may receive lower returns and rent, and the value of our senior housing facilities may decline.

Events that adversely affect the ability of seniors and their families to afford resident fees at our senior housing facilities could cause our occupancy rates and revenues to decline, which could have a material adverse effect on us.
Costs to seniors associated with independent and assisted living services are generally not reimbursable under Medicare, and the scope of services that may be covered by Medicaid varies by state. In many cases, only seniors with income or assets meeting or exceeding the comparable median in the regions where our facilities are located typically will be able to afford to pay the entrance fees and monthly resident fees, and a weak economy, depressed housing market or changes in demographics could adversely affect their continued ability to do so. If our tenants and operators are unable to retain and attract seniors with sufficient income, assets or other resources required to pay the fees associated with independent and assisted living services and other services provided by our tenants and operators at our healthcare facilities, our occupancy rates and revenues could decline, which could, in turn, materially and adversely affect us.
Some tenants and operators of our facilities will be subject to fraud and abuse laws, the violation of which could materially and adversely affect a tenant’s ability to make rent payments to us or an operator’s ability to operate a facility held in a RIDEA structure efficiently, either of which could have a material adverse effect on us.
There are various federal, foreign and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from, or are in a position to make referrals in connection with government-sponsored healthcare programs, including Medicare and Medicaid. Our contractual arrangements with tenants and operators may also be subject to these fraud and abuse laws, including federal laws such as the Anti-Kickback Statute and the Stark Law. Moreover, our agreements with tenants and operators may be required to satisfy individual state law requirements that vary from state to state, which impacts the terms and conditions that may be negotiated in such agreements.
These federal and foreign laws include:
•the Federal Anti-Kickback Statute, a criminal law which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in return for, or to induce, the referral of an individual for, or the purchase, order or recommendation of, any item or service for which payment may be made under a federal healthcare program such as Medicare and Medicaid;
•the Federal Physician Self-Referral Prohibition, which, subject to specific exceptions, restricts physicians from making referrals for specifically designated health services for which payment may be made under federal healthcare programs to an entity with which the physician, or an immediate family member, has a financial relationship;
•the False Claims Act, which prohibits any person from knowingly presenting, or causing to be presented, false or fraudulent claims for payment or approval that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government, including claims paid by the Medicare and Medicaid programs;
•the Civil Monetary Penalties Law, which authorizes the U.S. Department of Health & Human Services to impose monetary penalties or exclusion from participating in state or federal healthcare programs for certain fraudulent acts;
•the Health Insurance Portability and Accountability Act of 1996, as amended, which makes it a federal crime to defraud any health benefit plan, including private payors;
•the Exclusions Law, which authorizes the U.S. Department of Health & Human Services to exclude persons or entities from participating in state or federal healthcare programs for certain fraudulent acts; and
•the UK Bribery Act 2010, a criminal law which relates to any function of a public nature, connected with a business, performed in the course of a person’s employment or performed on behalf of a company or another body of persons, covering bribery both in the public and private sectors.
Each of these laws includes criminal and/or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. Monetary penalties associated with violations of these laws have been increased in recent years. Certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Additionally, states in which the facilities are located may have similar fraud and abuse laws. Investigation by a federal or state governmental body for violation of fraud and abuse laws or imposition of any of these penalties upon one of our tenants or operators could materially and adversely affect a tenant’s ability to make rent payments to us or an operator’s ability to operate a facility held in a RIDEA structure efficiently, either of which could have a material adverse effect on us.

Efforts to ensure compliance with applicable healthcare laws and regulations may cause our tenants and operators to incur substantial costs that could materially and adversely affect a tenant’s ability to make rent payments to us or an operator’s ability to operate a facility held in a RIDEA structure efficiently, either of which could have a material adverse effect on us.
Adverse trends in healthcare provider operations may materially and adversely affect us.
The healthcare industry is currently experiencing:
•changes in the demand for and methods of delivering healthcare services;
•changes in third-party reimbursement policies;
•significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas;
•increased expenses for uninsured patients;
•increased competition among healthcare providers;
•increased liability insurance expenses;
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
Additionally, in connection with the COVID-19 pandemic, many governmental entities relaxed certain licensure and other regulatory requirements relating to telemedicine, allowing more patients to virtually access care without having to visit a healthcare facility. If governmental and regulatory authorities continue to allow for increased virtual healthcare, this may affect the demand for some of our properties, such as MOBs.
These factors may negatively affect the economic performance of some or all of our tenants and operators, which could have a material adverse effect on us.
Our tenants and operators may be affected by the financial deterioration, insolvency and/or bankruptcy of other companies in the healthcare industry.
Certain companies in the healthcare industry, including some key senior housing operators, are experiencing considerable financial, legal and/or regulatory difficulties which have resulted or may result in financial deterioration and, in some cases, insolvency and/or bankruptcy. The adverse effects on these companies could have a significant impact on the industry as a whole, including but not limited to negative public perception by investors, lenders, patients and residents. As a result, our tenants and properties managed by our operators could experience the damaging financial effects of a weakened industry sector driven by negative headlines, and we could be materially and adversely affected.
Our tenants and operators may be subject to significant legal and regulatory actions that could subject them to increased operating costs and substantial uninsured liabilities, which could have a material adverse effect on us.
Our tenants and operators may become subject to claims that their services have resulted in patient injury or other adverse effects. Healthcare providers have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by our tenants and operators may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to our tenants and operators due to state law prohibitions or limitations of availability. As a result, tenants and operators of our MOBs, senior housing, SNFs, hospitals and other healthcare-related facilities operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. We also believe that there has been, and will continue to be, an increase in regulatory or other governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance may not always be available to cover such losses. Any adverse determination in a legal proceeding or regulatory or other governmental investigation, whether currently asserted or arising in the future, could negatively affect a tenant’s or operator’s business and financial strength. If a tenant or operator is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if uninsured punitive damages are required to be paid, or if an uninsurable government enforcement action is brought, the tenant or operator could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent to us or the operator’s ability to manage our properties efficiently and effectively, which could have a material adverse effect on us.
We, our tenants and our operators for our senior housing facilities and SNFs may be subject to various government reviews, audits and investigations that could materially and adversely affect us, including an obligation to refund amounts previously paid to us, potential criminal charges, the imposition of fines and/or the loss of the right to participate in Medicare and Medicaid programs.
We, our tenants and our operators for our senior housing facilities and SNFs are subject to various governmental reviews, audits and investigations to verify compliance with the Medicaid and Medicare programs and applicable laws and regulations. We, our tenants and our operators for our senior housing facilities and SNFs are also subject to audits under various government programs, including Recovery Audit Contractors, Unified Program Integrity Contractors, and other third party audit programs, in which third-party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare and Medicaid programs. Private pay sources also reserve the right to conduct audits. An adverse review, audit or investigation could result in:
•an obligation to refund amounts previously paid to us, our tenants or our operators pursuant to the Medicare or Medicaid programs or from private payors, in amounts that could be material to us;
•state or federal agencies imposing fines, penalties and other sanctions on us, our tenants or our operators;
•loss of our right, our tenants’ right or our operators’ right to participate in the Medicare or Medicaid programs or one or more private payor networks;
•an increase in private litigation against us, our tenants or our operators; and
•damage to our reputation in various markets.
While we, our tenants and our operators for our senior housing facilities and SNFs have always been subject to post-payment audits and reviews, more intensive “probe reviews” appear to be a permanent procedure with our fiscal intermediaries. If the government or a court were to conclude that such errors, deficiencies or disagreements constituted criminal violations or were to conclude that such errors, deficiencies or disagreements resulted in the submission of false claims to federal healthcare programs, or if the government were to discover other problems in addition to the ones identified by the probe reviews that rose to actionable levels, our tenants and operators might face potential criminal charges and/or civil claims, administrative sanctions and penalties for amounts that could be material to us. In addition, other key personnel and our tenants and operators and their other key personnel could be temporarily or permanently excluded from future participation in state and federal healthcare reimbursement programs such as Medicaid and Medicare. In any event, it is likely that a governmental investigation alone, regardless of its outcome, would divert material time, resources and attention from our management team and our staff or those of our tenants and our operators and could materially and adversely affect us during and after any such investigation or proceedings.
In cases where claim and documentation review by any CMS contractor results in repeated poor performance, a facility can be subjected to protracted oversight. This oversight may include repeat education and re-probe, extended pre-payment review, referral to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement outside of specifically reviewed claims. Sustained failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare and Medicaid decertification, which materially and adversely affects us. Adverse actions by CMS may also cause third party payor or licensure authorities to audit our tenants or operators. These additional audits could result in termination of third-party payor agreements or licensure of the facility, which could have a material adverse effect on us.
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
The Healthcare Reform Act and similar foreign laws impose additional requirements regarding compliance and disclosure.
The Healthcare Reform Act requires SNFs to have a compliance and ethics program that is effective in preventing and detecting criminal, civil and administrative violations and in promoting quality of care. The U.S. Department of Health and

Human Services included in the final rule published on October 4, 2016 the requirement for operators to implement a compliance and ethics program as a condition of participation in Medicare and Medicaid. Long-term care facilities, including SNFs, had until November 28, 2019 to comply. If our operators fall short in their compliance and ethics programs and quality assurance and performance improvement programs, if and when required, their reputations and ability to attract patients and residents could be adversely affected, which could have a material adverse effect on us.
Similar requirements also apply to healthcare properties in the UK under national law and guidance. The Health & Care Professions Council, the regulator of health, psychological and care professionals in the UK, requires a qualification to demonstrate standards of proficiency and also set standards, hold a register, quality assure education and investigate complaints. They have set out an ethical framework with standards of conduct, performance and ethics including restrictions on confidentiality and the use of social media. If any of our operators in the UK fall short in their obligations, their reputations and ability to attract patients and residents may be adversely affect which might have a material adverse effect on their business and by extension us.
Risks Related to Joint Ventures
Property ownership through joint ventures could limit our control of those investments or our decisions with respect to other investments, restrict our ability to operate and finance properties on our terms, and reduce their expected return.
In connection with the purchase of real estate, we have entered, and may continue to enter, into joint ventures with third parties. We may also purchase or develop properties in co-ownership arrangements with the property sellers, developers or other parties. We may own properties through both consolidated and unconsolidated joint ventures. These structures involve participation in the investment by other parties whose interests and rights may not be the same as ours. Our joint ventures, and joint ventures we may enter into in the future, may involve risks not present with respect to our wholly owned properties, including the following:
•we may share with, or even delegate decision-making authority to, our joint venture partners regarding certain major decisions affecting the ownership or operation of the joint venture and the joint venture property, such as, but not limited to, (1) additional capital contribution requirements, (2) obtaining, refinancing or paying off debt and (3) obtaining consent prior to the sale or transfer of our interest in the joint venture to a third party, which may prevent us from taking actions that are opposed by our joint venture partners;
•our joint venture partners may have business interests or goals with respect to the joint venture property that conflict with our business interests and goals, which could increase the likelihood of disputes regarding the ownership, management or disposition of the property;
•in some instances, we may enter into arrangements with our joint venture partners that may (1) require an acquisition opportunity to be allocated to the joint venture when we otherwise may have acquired the asset ourselves or (2) cause the joint venture to sell an asset at a time when we otherwise may not have initiated such a transaction;
•disputes may develop with our joint venture partners over decisions affecting the joint venture property or the joint venture, which may result in litigation or arbitration that would increase our expenses and distract our officers from focusing their time and effort on our business, disrupt the day-to-day operations of the property, such as by delaying the implementation of important decisions until the conflict is resolved, have an adverse impact on the operations and profitability of the joint venture and possibly force a sale of the property if the dispute cannot be resolved;
•our joint venture partners may be unable to or refuse to make capital contributions when due, or otherwise fail to meet their obligations, which could require us to fund the shortfall or forego our equity in the joint venture; and
•the activities of a joint venture could adversely affect our ability to maintain our qualification as a REIT.
As of December 31, 2022, we indirectly own a 73.1% interest in Trilogy, a consolidated joint venture representing approximately 41.1% of our portfolio (based on aggregate contract purchase price) and contributing approximately 46.8% of our Annualized Base Rent / Annualized NOI as of such date. Approximately 23.1% of Trilogy is indirectly owned by NorthStar Healthcare Income, Inc., or NorthStar, with the remaining 3.8% primarily owned by affiliates of the Trilogy Manager, an eligible independent contractor, or EIK, that manages the day-to-day operations of the joint venture. In addition to relying on the Trilogy Manager to manage the joint venture effectively, our investment in Trilogy exposes us to many of the risks described above with respect to joint venture investments generally. For example, other parties with interests in Trilogy have certain rights that could affect our investment in Trilogy. There are certain decisions that are deemed “major decisions” with respect to Trilogy’s business (such as terminating the management agreement with the Trilogy Manager, taking certain actions under the management agreement, making certain sales of the Trilogy properties, and taking certain other actions with respect to the Trilogy portfolio) that require the approval of NorthStar. It is possible that NorthStar will have interests that differ from ours, and our ability to pursue our interests we may be limited by their rights under the joint venture arrangements. Additionally, if we seek to transfer our indirect ownership interests in Trilogy, we are required to first offer such interests to NorthStar, which could delay our ability to sell such interests or adversely affect the price we receive in connection with a sale. In addition, in certain circumstances, we and NorthStar have the right to force the sale of all of Trilogy’s assets, provided that, if this right is triggered by a party, the non-triggering party has a right to elect to purchase the Trilogy assets. This could cause us to increase our investment in Trilogy or result in the sale of Trilogy at a time when we would not to choose to effect a sale.
If we serve as a managing member, general partner or controlling party with respect to investments or joint ventures, we may be subject to risks and liabilities that we would not otherwise face.
In certain circumstances, we may serve as managing member, general partner or controlling party with respect to investments and joint ventures. In such instances, we may face additional risks including, among others, the following:
•we may have increased duties to the other investors or partners in the investment or venture;
•in the event of certain events or conflicts, our partners may have recourse against us, including the right to monetary penalties, the ability to force a sale or exit the investment or venture;
•our partners may have the right to remove us as the general partner or managing member in certain cases involving cause; and
•our subsidiaries that would be the general partner or managing member of the investment or venture could be generally liable, under applicable law or the governing agreement of a venture, for the debts and obligations of the investment or venture, subject to certain exculpation and indemnification rights pursuant to the terms of the governing agreement.
We may structure our joint venture relationships in a manner which limits the amount we participate in the cash flows or appreciation of an investment.
We have entered, and may continue to enter, into joint venture agreements, the economic terms of which may provide for the distribution of income to us otherwise than in direct proportion to our ownership interest in the joint venture. For example, while we and another joint venture party may invest an equal amount of capital in an investment, the investment may be structured such that one joint venture partner has a right to priority distributions of cash flows up to a certain target return while another joint venture partner may receive a disproportionately greater share of cash flows once such target return has been achieved. This type of investment structure may result in our joint venture partner receiving more of the cash flows, including any from appreciation, of an investment than we receive. If we do not accurately judge the appreciation prospects of a particular investment or structure the venture appropriately, we may incur losses on joint venture investments or have limited participation in the profits of a joint venture investment, either of which could reduce our ability to make distributions to our stockholders.
Risks Related to Debt Financing
We have substantial indebtedness and may incur additional indebtedness in the future, which could materially and adversely affect us.
We have substantial indebtedness and may incur additional indebtedness in the future, which could materially and adversely affect us. As of December 31, 2022, we had indebtedness of $2,537,113,000, which comprises $1,282,634,000 in unsecured debt (lines of credit and term loans) and $1,254,479,000 in mortgage loans payable. Though we anticipate that our overall leverage will not exceed 50.0% of the combined fair market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year, our organizational documents do not place a limitation on the amount of leverage that we may incur, and we could incur leverage substantially in excess of this amount. We expect to fund a portion of our cash needs, including funding investment activity, with additional indebtedness. Our ability to access additional debt capital and the cost of other terms thereof will be significantly influenced by our creditworthiness and any rating assigned by a rating agency, as well as by general economic and market conditions. Significant secured and unsecured indebtedness adversely affects our creditworthiness and could prevent us from achieving an investment grade credit rating or cause a rating agency to lower a rating or to place a rating on a “watchlist” for possible downgrade. Deteriorations in our creditworthiness or in any ratings that we may achieve, or the perception that any such deterioration may occur, would adversely affect our ability to access additional debt capital and increase the cost of any debt capital that is available to us and may require us to accept restrictive covenants. A reduction in our access to debt capital, an increase in the cost thereof or our acceptance of restrictive covenants could limit our ability to achieve our business objectives and pursue our growth strategies.
Additionally, interest rates have significantly increased, and may continue to significantly increase, our interest costs. Expensive debt could reduce or limit our available cash flow to fund working capital, capital expenditures, acquisitions and development projects, hinder our ability to meet certain debt service ratios under our credit agreements or impose restrictions on our ability to incur additional debt for so long as certain debt service ratios are not met.
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
A significant amount of debt subjects us to many risks that, if realized, would materially and adversely affect us, including the risk that:
•our cash flow from operating activities could become insufficient to make required payments of principal and interest on our debt, which would likely result in (i) acceleration of the debt (and any other debt containing a cross-default or cross-acceleration provision), increasing the likelihood of further distress if refinancing is not available on favorable terms or at all, (ii) our inability to borrow undrawn amounts under other existing financing arrangements, even if we have timely made all required payments under such arrangements, further compromising our liquidity and/or (iii) the loss of some or all of our assets that are pledged as collateral in connection with our financing arrangements;
•our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that such debt will increase our investment returns in an amount sufficient to offset the associated risks relating to leverage;
•we may be required to dedicate a substantial portion of our cash flow from operating activities to payments on our debt, thereby reducing funds available for operations, future business opportunities, stockholder distributions and/or other purposes; and
•to the extent the maturity of certain debt occurs prior to the maturity of a related asset pledged or transferred as collateral for such debt, we may not be able to refinance that debt on favorable terms or at all, which may reduce available liquidity and/or cause significant losses to us.
To the extent we borrow funds at floating interest rates, we will be adversely affected by rising interest rates unless fully hedged. Rising interest rates will also increase our interest expense on future fixed-rate debt.
Interest we pay on our debt obligations reduces our financial results and cash available for distributions to our stockholders. Whenever we incur variable-rate debt, increases in interest rates would increase our interest expense unless fully hedged. As of December 31, 2022, our outstanding debt aggregated $2,537,113,000, of which 65.1% was unhedged variable-rate debt. In January 2023, we entered into an interest rate swap contract to hedge $275,000,000 of our floating rate term loan under our existing credit facility. Rising interest rates will also increase our interest expense on future fixed-rate debt. If we need to repay existing debt during periods of rising interest rates, which is currently the case, we could be required to sell one or more of our properties at times which may not permit realization of the maximum return on such investments, which could result in losses.

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
We have used, and may continue to use, derivative financial instruments to hedge our exposure to changes in exchange rates and interest rates. If we use derivative financial instruments to hedge against exchange rate or interest rate fluctuations, we will be exposed to credit risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. These derivative instruments are speculative in nature and there is no guarantee that they will be effective. If we are unable to manage these risks effectively, we could be materially and adversely affected.
Lenders may require us to enter into restrictive covenants relating to our business.
When providing financing, a lender may impose restrictions on us that affect our ability to incur additional debt, make distributions to our stockholders and operate our business. We have entered into, and may continue to enter into, loan documents that contain covenants that limit our ability to further mortgage the property or discontinue insurance coverage. These or other limitations may adversely affect our flexibility and our ability to achieve our business objectives.
Interest-only indebtedness may increase our risk of default, adversely affect our ability to refinance or sell properties and ultimately may reduce our funds available for distribution to our stockholders.
We may finance or refinance our properties using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. At the time such a balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. Furthermore, these required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments would likely increase at a time of rising interest rates, depending upon the adjustment terms. In addition, payments of principal and interest made to service our debt, including balloon payments, may leave us with insufficient cash to pay the distributions to our stockholders, including those that we are required to pay to maintain our qualification as a REIT. Any of these results could have a material adverse effect on us.
If we are required to make payments under any “bad boy” carve-out guaranties that we may provide in connection with certain mortgages and related loans, we could be materially and adversely affected.
In obtaining certain nonrecourse loans, we have provided, and may continue to provide, standard carve-out guaranties. These guaranties are only applicable if and when the borrower directly, or indirectly through agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper (commonly referred to as “bad boy” guaranties). Although we believe that “bad boy” carve-out guaranties are not guaranties of payment in the event of foreclosure or other actions of the foreclosing lender that are beyond the borrower’s control, some lenders in the real estate industry have recently sought to make claims for payment under such guaranties. In the event such a claim was made against us under a “bad boy” carve-out guaranty following foreclosure on mortgages or related loans, and such claim was successful, we could be materially and adversely affected.

We may be adversely affected by the transition away from LIBOR and the use of SOFR or other alternative benchmark rates.
London Interbank Offered Rate, or LIBOR, the Secured Overnight Financing Rate, or SOFR, and other indices which are deemed “benchmarks” are the subject of recent national, international and other regulatory guidance and proposals for reform. The Financial Conduct Authority ceased publishing one-week and two-month LIBOR after December 31, 2021 and intends to cease publishing all remaining LIBOR index maturities after June 30, 2023. It currently appears that U.S. dollar LIBOR will likely be replaced by SOFR, though it is not certain whether or when SOFR or other alternative reference rates will attain market traction as replacements for LIBOR.
SOFR and SOFR-based rates have a limited history, and there is no assurance that SOFR, or rates derived from SOFR, will perform in the same or a similar way as LIBOR would have performed at any time, and there is no assurance that SOFR-based rates will ultimately prove to be a suitable substitute for LIBOR. SOFR-based reference rates cannot be predicted based on SOFR’s history, and future levels of SOFR may bear little or no relation to historical levels of SOFR, LIBOR or other rates. Additionally, SOFR has been more volatile than other benchmark or market rates, such as three-month LIBOR. Accordingly, there can be no assurance that our transition to term SOFR in connection with our floating rate or future fixed-rate borrowings will not result in increased volatility in our cost of borrowing or increased interest expense compared to our historical experience. Additionally, the inability or any inefficiency in market participants’ ability to hedge SOFR-based transactions or the illiquidity or relative illiquidity in the market for SOFR-based instruments may increase the costs associated with SOFR-based debt instruments or our ability to hedge our exposure to floating interest rates. Any of these changes could have a material adverse effect on the value of financial assets and liabilities based on or linked to SOFR or another benchmark, including our own.
Risks Related to Our Corporate Structure and Organization
Future offerings of debt securities, which would be senior to our common stock, or equity securities, which would dilute our existing stockholders and may be senior to our common stock, may adversely affect our stockholders.
We may in the future attempt to increase our capital resources by offering debt or equity securities, including notes and classes of preferred or common stock. Debt securities or shares of preferred stock will generally be entitled to receive interest payments or distributions, both current and in connection with any liquidation or sale, prior to the holders of our common stock. We are not required to offer any such additional debt or preferred stock to existing common stockholders on a preemptive basis. Therefore, issuances of common stock or other equity securities will generally dilute the holdings of our existing stockholders. Because we may generally issue any such debt or preferred stock in the future without obtaining the approval of our stockholders, you will bear the risk of our future issuances reducing the market price of our common stock and diluting your proportionate ownership. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the form amount, timing or nature of our future issuances.
In addition, subject to any limitations set forth under Maryland law, our board may amend our charter to increase or decrease the number of authorized shares of stock, or the number of shares of any class or series of stock designated, or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All such shares may be issued in the sole discretion of our board. In addition, we have granted, and expect to grant in the future, equity awards under our incentive plan to our independent directors and certain of our employees, including our executive officers, which to date have consisted of our restricted stock and restricted share units, which are exchangeable into shares of our common stock subject to satisfaction of certain conditions. Finally, we have OP units outstanding which are redeemable for cash or, at our election, exchangeable into shares of our common stock.
Therefore, existing stockholders will experience dilution of their equity investment in us as we (1) sell additional shares of our common stock in the future, (2) sell securities that are convertible into or exchangeable for shares of our common stock, including OP units, (3) issue restricted shares of our common stock, restricted stock units or other equity-based securities under the AHR Incentive Plan or (4) issue shares of our common stock in a merger or to sellers of properties acquired by us in connection with an exchange of OP units.
Because the OP units may, at our election, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their equity investment in us.

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
We may be unable to raise additional capital needed to grow our business.
We may not be able to increase our capital resources by engaging in additional debt or equity financings. Even if we complete such financings, they may not be on favorable terms. These circumstances could materially and adversely affect our financial results and impair our ability to achieve our business objectives. Additionally, we may be required to accept terms that restrict our ability to incur additional indebtedness or take other actions (including terms that require us to maintain specified liquidity or other ratios) that would otherwise be in the best interests of our stockholders.
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
Our board determines our major strategies, including our strategies regarding investments, financing, growth, capitalization, REIT qualification and distributions. Our board may amend or revise these and other strategies without a vote of the stockholders. Under our charter and Maryland law, our stockholders have a right to vote only on the following matters:
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
All other matters are subject to the sole discretion of our board.
Conflicts of interest could arise as a result of our officers’ other positions and/or interests outside of our company.
We rely on our management for implementation of our policies and our day-to-day operations. Although a majority of their business time is spent working for our company, they may engage in other investment and business activities in which we have no economic interest. Their responsibilities to these other entities could result in action or inaction that is detrimental to our business, which could harm the implementation of our growth strategies and achievement of our business strategies. They may face conflicts of interest in allocating time among us and their other business ventures and in meeting obligations to us and those other entities.
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
Pursuant to the MGCL, our bylaws exempt us from the control share acquisition statute, which eliminates voting rights for certain levels of shares that could exercise control over us, and our board has adopted a resolution providing that any business combination between us and any other person is exempted from the business combination statute, provided that such business combination is first approved by our board. However, if the bylaws provision exempting us from the control share acquisition statute or our board resolution opting out of the business combination statute were repealed in whole or in part at any time, these provisions of the MGCL could delay or prevent offers to acquire us and increase the difficulty of consummating any such offers, even if such a transaction would be in our stockholders’ best interest.
The MGCL and our organizational documents limit our stockholders’ right to bring claims against our officers and directors.
The MGCL provides that a director has no liability in such capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter requires us, to the maximum extent permitted by Maryland law, to indemnify and advance expenses to our directors and officers and our subsidiaries’ directors and officers. Additionally, our charter limits, to the maximum extent permitted by Maryland law, the liability of our directors and officers to us and our stockholders for monetary damages. Moreover, we have entered into separate indemnification agreements with each of our directors and executive officers and intend to enter into indemnification agreements with each of our future directors and executive officers. Although our charter does not limit the liability of our directors and officers or allow us to indemnify our directors and officers to a greater extent than permitted under Maryland law, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors and officers in some cases, which would decrease the cash otherwise available for distribution to our stockholders.
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

To maintain compliance with our Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. Similarly, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. Accordingly, our board may not be able to change our investment policies as our board may deem appropriate if such change would cause us to meet the definition of an “investment company.” In addition, a change in the value of any of our assets could negatively affect our ability to avoid being required to register as an investment company. If we were required to register as an investment company under the Investment Company Act, but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business, which would result in our stockholders’ losing all of their investment in us.
Our structure may result in potential conflicts of interest with limited partners in our operating partnership whose interests may not be aligned with those of our stockholders.
Our directors and officers have duties to us and our stockholders under Maryland law and our charter in connection with their management of us. At the same time, the general partner of our operating partnership, of which we are the sole owner, has fiduciary duties under Delaware law to our operating partnership and to the limited partners in connection with the management of our operating partnership. The duties of the general partner to our operating partnership and its partners may come into conflict with the duties of our directors and officers to us and our stockholders. Under Delaware law, a general partner of a Delaware limited partnership owes its limited partners the duties of good faith and fair dealing. Other duties, including fiduciary duties, may be modified or eliminated in the partnership agreement. If there is a conflict in the fiduciary duties owed by us (as the sole member of the general partner) to our stockholders on one hand and by the general partner to any limited partners on the other, we shall be entitled to resolve such conflict in favor of our stockholders.
Additionally, the partnership agreement expressly limits our liability by providing that we and our officers, directors, stockholders, trustees, representatives, agents and employees will not be liable or accountable to our operating partnership for (i) any act or omission performed or failed to be performed, or for any losses, claims, costs, damages, or liabilities arising from any such act or omission, (ii) any tax liability imposed on our operating partnership or (iii) any losses due to the misconduct, negligence (gross or ordinary), dishonesty or bad faith of any agents of our operating partnership, if we or any such person acted consistent with the obligation of good faith and fair dealing and with applicable duties of care and loyalty. In addition, our operating partnership is required to indemnify us and our officers, directors, employees and designees to the extent permitted by applicable law from and against any and all claims arising from operations of our operating partnership, unless it is established that: (i) the act or omission was material to the matter giving rise to the proceeding and either was committed in bad faith or was the result of active and deliberate dishonesty; (ii) the indemnified party received an improper personal benefit, in money, property or services; or (iii) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. The provisions of Delaware law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been tested in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties.
Risks Related to Taxes and Our REIT Status
Failure to maintain our qualification as a REIT for U.S. federal income tax purposes would subject us to U.S. federal income tax on our REIT taxable income at the regular corporate rate, which would substantially reduce our ability to make distributions to our stockholders.
We have elected to be taxed as a REIT under the Code commencing with our taxable year ended December 31, 2016. We believe that we have been, and, through the time of the REIT Merger, GAHR III was, organized and operated, and we intend to continue to operate in conformity with the requirements for qualification and taxation as a REIT under the Code. To continue to maintain our qualification as a REIT, we must meet various requirements set forth in the Code concerning, among other things, the ownership of our outstanding common stock, the nature of our assets, the sources of our income, and the amount of our distributions to stockholders. In addition, if it is determined that GAHR III lost, in any year prior to the REIT Merger, its qualification as a REIT without being entitled to any relief under the statutory provisions to preserve REIT status, we, as a “successor” to GAHR III under the REIT rules, will not be able to qualify as a REIT to the extent we are unable to avail ourselves of any relief under the statutory provisions to preserve REIT status. The REIT qualification requirements are extremely complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. In addition, the determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a REIT. Accordingly, we cannot be certain that we will be successful in operating in compliance with the REIT rules in such manner as to allow us to maintain our qualification as a REIT. At any time, new laws, interpretations or court decisions may change the U.S. federal tax laws relating to, or the U.S. federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our board to determine that it is not in our best interest to maintain our qualification as a REIT, and to revoke our REIT election, which it may do without stockholder approval.
If we fail to maintain our qualification as a REIT for any taxable year, we will be subject to U.S. federal income tax on our REIT taxable income at the corporate rate and could also be subject to increased state and local taxes. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status unless the Internal Revenue Services, or IRS, grants us relief under certain statutory provisions. Losing our REIT status would reduce our net earnings available for investment and amounts available for distribution to our stockholders because of the additional tax liability. In addition, distributions would no longer qualify for the distributions paid deduction, and we would no longer be required to make distributions to our stockholders. If this occurs, we might be required to raise debt or equity capital or sell some investments in order to pay the applicable tax.
As a result of all these factors, our failure to maintain our qualification as a REIT could impair our ability to expand our business and raise capital, could materially and adversely affect the trading price of our common stock and would substantially reduce our ability to make distributions to our stockholders.
TRSs are subject to corporate-level taxes and our dealings with TRSs may be subject to a 100% excise tax.
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries, or TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35.0% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20.0% (25.0% for taxable years beginning prior to January 1, 2018) of the gross value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. We lease our properties that are “qualified health care properties” to one or more TRSs which, in turn, contract with independent third-party management companies to operate those “qualified health care properties” on behalf of those TRSs. In addition, we may use one or more TRSs generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A TRS is subject to applicable U.S. federal, state, local and foreign income tax on its taxable income, as well as limitations on the deductibility of its interest expenses. In addition, the Code imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
If our “qualified health care properties” are not properly leased to a TRS or the operators of those “qualified health care properties” do not qualify as EIKs, we could fail to qualify as a REIT.
In general, under the REIT rules, we cannot directly operate any properties that are “qualified health care properties” and can only indirectly participate in the operation of “qualified health care properties” on an after-tax basis by leasing those properties to independent health care facility operators or to TRSs. A “qualified health care property” is any real property (and any personal property incident to that real property) which is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility or other licensed facility which extends medical or nursing or ancillary services to patients and is operated by a provider of those services that is eligible for participation in the Medicare program with respect to that facility. Furthermore, rent paid by a lessee of a “qualified health care property” that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. However, a TRS that leases “qualified health care properties” from us will not be treated as a “related party tenant” with respect to our “qualified health care properties” that are managed by an EIK. If we incorrectly classified a property as a “qualified health care property” and leased it to a TRS, any rental income therefrom would likely not be qualifying income for purposes of the two gross income tests applicable to REITs.
An EIK is an independent contractor that, at the time such contractor enters into a management or other agreement with a TRS to operate a “qualified health care property,” is actively engaged in the trade or business of operating “qualified health care properties” for any person not related to us or the TRS. Among other requirements to qualify as an independent contractor, an operator must not own, directly or indirectly (or applying attribution provisions of the Code), more than 35.0% of the shares of our outstanding stock (by value), and no person or group of persons can own more than 35.0% of the shares of our outstanding stock and 35.0% of the ownership interests of the operator (taking into account only owners of more than 5.0% of our shares and, with respect to ownership interest in such operators that are publicly traded, only holders of more than 5.0% of such ownership interests). The ownership attribution rules that apply for purposes of the 35.0% thresholds are complex. There can be no assurance that the amount of our shares beneficially owned by our operators and their owners will not exceed the above thresholds. If a healthcare facility operator at one of our properties that uses the RIDEA structure was determined to not be an EIK, any rental income we receive from the TRS with respect to such property would likely not be qualifying income for purposes of the two gross income tests applicable to REITs.

If our leases with TRSs are not respected as true leases for U.S. federal income tax purposes, we likely would fail to qualify as a REIT.
To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” Rent paid by TRSs pursuant to the lease of our “qualified health care properties” will constitute a substantial portion of our gross income. For that rent to qualify as “rents from real property” for purposes of the REIT gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U. S. federal income tax purposes, we may fail to qualify as a REIT.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability or reduce our operating flexibility.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal and state income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect our taxation and our ability to continue to qualify as a REIT or the taxation of a stockholder. Any such changes could have a material adverse effect on an investment in shares of our common stock or on the market price thereof or the resale potential of our assets. Our stockholders are urged to consult with their tax advisor with respect to the impact of recent legislation on their investment in our stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.
Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal and state income tax purposes as a regular corporation. As a result, our charter provides our board with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interests of our stockholders.
In certain circumstances, we may be subject to U.S. federal, state and foreign income taxes even if we maintain our qualification as a REIT, which would reduce our cash available for distribution to our stockholders.
Even if we maintain our qualification as a REIT, we may be subject to U.S. federal income taxes, state income taxes or foreign income taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain capital gains we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, our stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes or foreign taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. Any U.S. federal, state or foreign taxes we pay will reduce our cash available for distribution to our stockholders.
Dividends payable by REITs generally do not qualify for the reduced tax rates on dividend income as compared to regular corporations, which could adversely affect the value of our shares.
The maximum U.S. federal income tax rate for certain qualified dividends payable to domestic stockholders that are individuals, trusts and estates generally is 20.0%. Dividends payable by REITs, however, are generally not eligible for these reduced rates for qualified dividends except to the extent the REIT dividends are attributable to “qualified dividends” received by the REIT itself. For taxable years beginning after December 31, 2017 and before January 1, 2026, U.S. individuals, trusts and estates are permitted a deduction for certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT stockholder that are not designated as capital gain dividends or qualified dividend income), allowing them to deduct up to 20.0% of such amounts, subject to certain limitations. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to qualified dividends from C corporations could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay qualified dividends, which could adversely affect the market price of the shares of common stock of REITs, including our shares of common stock.

Dividends on, and gains recognized on the sale of, shares by a tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income.
If (1) we are a “pension-held REIT,” (2) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold our shares or (3) a holder of our shares is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, shares by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.
Characterization of our sale-leaseback transactions may be challenged, which could jeopardize our REIT status or require us to make an unexpected distribution.
We have participated, and may continue to participate, in sale-leaseback transactions in which we purchase real estate investments and lease them back to the sellers of such properties. We believe we have structured and intend to structure any of our sale-leaseback transactions such that the lease will be characterized as a “true lease” and so that we will be treated as the owner of the property for U.S. federal income tax purposes. However, we cannot assure our stockholders that the IRS will not take the position that specific sale-leaseback transactions that we treated as leases be re-characterized as financing arrangements or loans for U.S. federal income tax purposes. In the event that any such sale-leaseback transaction is re-characterized as a financing transaction for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such real estate investment would be disallowed or significantly reduced. If a sale-leaseback transaction is so re-characterized, we might fail to satisfy the REIT asset tests, income tests or distribution requirements and, consequently, lose our REIT status or be required to elect to distribute an additional distribution of the increased taxable income to avoid the loss of REIT status. This distribution would be paid to all stockholders at the time of declaration rather than the stockholders existing in the taxable year affected by the re-characterization.
Complying with the REIT requirements may cause us to forego otherwise attractive opportunities.
To maintain our qualification as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to make distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution, or we may be required to raise debt or equity capital or forego otherwise attractive investments in order to comply with the REIT tests. We may need to borrow funds to meet the REIT distribution requirements even if market conditions are not favorable for these borrowings. We cannot assure our stockholders that we will have access to such capital on favorable terms at the desired times, or at all. Thus, compliance with the REIT requirements could materially and adversely affect us and may hinder our ability to operate solely on the basis of maximizing our financial results.
If the Operating Partnership fails to maintain its status as a partnership and were to be treated as a corporation for U.S. federal income tax purposes, its income may be subject to taxation, which would reduce the cash available for distribution to stockholders and likely result in a loss of our REIT status.
We intend to maintain the status of our operating partnership as a partnership for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of our operating partnership as a partnership for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our operating partnership could make to us. This would also likely result in us losing REIT status, and, if so, becoming subject to a corporate level tax on our own income. This would substantially reduce any cash available to pay distributions. In addition, if any of the partnerships or limited liability companies through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, such partnership or limited liability company would be subject to taxation as a corporation, thereby reducing distributions to our operating partnership. Such a recharacterization of an underlying partnership or limited liability company could also threaten our ability to maintain our status as a REIT.
Foreign purchasers of shares of our common stock may be subject to FIRPTA tax upon the sale of their shares of our common stock or upon the payment of a capital gains dividend.
A foreign person disposing of a U.S. real property interest, including shares of stock of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to withholding pursuant to the Foreign Investment in Real Property Tax Act of 1980, as amended, or FIRPTA, on the amount received from the disposition. However, foreign pension plans and certain foreign publicly traded entities are exempt from FIRPTA withholding. Further, such FIRPTA tax does not apply to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50.0% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure our stockholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, amounts received by foreign investors on a sale of shares of our common stock would be subject to FIRPTA tax, unless the shares of our common stock are regularly traded on an established securities market and the foreign investor did not at any time during a specified period directly or indirectly own more than 10.0% of the value of our outstanding common stock.

Additionally, a foreign stockholder will likely be subject to FIRPTA upon the payment of any distribution by us that is attributable to gain from sales or exchanges of U.S. real property interests, unless the shares of our common stock are regularly traded on a U.S. established securities market and the foreign investor did not own at any time during the 1-year period ending on the date of such distribution more than 10.0% of such class of common stock.
If the REIT Merger does not qualify as a tax-free reorganization, there may be adverse tax consequences.
The REIT Merger was intended to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. The closing of the REIT Merger was conditioned on the receipt by us and GAHR III of an opinion of counsel to the effect that the REIT Merger will qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. However, these legal opinions will not be binding on the IRS or on the courts. If, for any reason, the REIT Merger were to fail to qualify as a tax-free reorganization, then there would be adverse tax implications to us and our stockholders, which could materially and adversely affect us.
Employee Benefit Plan, IRA, and Other Tax-Exempt Investor Risks
If a stockholder that is a benefit plan or IRA fails to meet the fiduciary and other standards under ERISA or the Code as a result of an investment in shares of our common stock, such stockholder could be subject to civil and, if the failure is willful, criminal penalties.
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
ERISA and Section 4975 of the Code prohibit certain transactions that involve (i) benefit plans or IRAs, and (ii) any person who is a “party-in-interest” or “disqualified person” with respect to such a benefit plan or IRA. Consequently, the fiduciary or owner of a benefit plan or an IRA contemplating an investment in our common stock should consider whether we, any other person associated with the issuance of the common stock, or any of our or their affiliates is or might become a “party-in-interest” or “disqualified person” with respect to the benefit plan or IRA and, if so, whether an exemption from such prohibited transaction rules is applicable. In addition, the U.S. Department of Labor plan asset regulations provide that, subject to certain exceptions, the assets of an entity in which a plan holds an equity interest may be treated as assets of the investing plan, in which event investment made by and certain other transactions entered into by such entity would be subject to the prohibited transaction rules. To avoid our assets from being considered “plan assets,” our charter prohibits “benefit plan investors” from owning 25% or more of the shares of our common stock prior to the time that the common stock qualifies as a class of publicly-offered securities, within the meaning of the plan assets regulation. However, we cannot assure our stockholders that those provisions in our charter will be effective in limiting benefit plan investors’ ownership to less than the 25% limit. Due to the complexity of these rules and the potential penalties that may be imposed, it is important that stockholders that are benefit plans and IRAs consult with their own advisors regarding the potential applicability of ERISA, the Code and any similar applicable law.
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
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
As of December 31, 2022, our principal executive offices are located at 18191 Von Karman Avenue, Suite 300, Irvine, California 92612. As of December 31, 2022, we also leased office and building space in Arizona. We believe our existing leased facilities are in good condition and suitable for the conduct of our business.
Real Estate Investments
As of December 31, 2022, we operated through six reportable business segments: integrated senior health campuses, MOBs, SNFs, SHOP, senior housing — leased and hospitals. We own and/or operate 100% of our properties as of December 31, 2022, with the exception of our investments through Trilogy, or Trilogy Portfolio, Lakeview IN Medical Plaza, Southlake TX Hospital, Central Florida Senior Housing Portfolio, Pinnacle Beaumont ALF, Pinnacle Warrenton ALF and Louisiana Senior Housing Portfolio. See Note 13, Redeemable Noncontrolling Interests, and Note 14, Equity — Noncontrolling Interests in Total Equity, to the Consolidated Financial Statements that are part of this Annual Report on Form 10-K, for a further discussion of our noncontrolling interests. The following table presents certain additional information about our real estate investments as of December 31, 2022:

Reportable Segment	Number of Buildings/ Campuses	GLA (Sq Ft)	% of GLA	Aggregate Contract Purchase Price	Annualized Base Rent/NOI(1)	% of Annualized Base Rent/NOI	Leased Percentage(2)
Integrated senior health campuses	120	9,089,000	45.7%	$1,898,591,000	$152,652,000	46.8%	84.5%
MOBs	104	4,964,000	24.9	1,369,596,000	108,862,000	33.4	89.0%
SHOP	51	3,856,000	19.4	787,797,000	19,535,000	6.0	77.0%
Senior housing — leased	20	673,000	3.4	179,285,000	12,149,000	3.7	100%
SNFs	17	1,142,000	5.7	249,200,000	24,009,000	7.3	100%
Hospitals	2	173,000	0.9	139,780,000	9,181,000	2.8	100%
Total/weighted average(3)	314	19,897,000	100%	$4,624,249,000	$326,388,000	100%	92.2%
___________
(1)With the exception of our SHOP and integrated senior health campuses, amount is based on annualized contractual base rent from leases as of December 31, 2022. For our SHOP and integrated senior health campuses, amount is based on annualized NOI, a non-GAAP financial measure, due to the characteristics of the RIDEA structure. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Operating Income, for a further discussion of NOI.
(2)Leased percentage includes all third-party leased space at our non-RIDEA properties (including master leases), and excludes our SHOP and integrated senior health campuses where leased percentage represents resident occupancy on the available units/beds therein.
(3)Total portfolio weighted average leased percentage excludes our SHOP and integrated senior health campuses.
We own fee simple interests in all of our land, buildings and campuses except for 17 MOBs and seven integrated senior health campuses, for which we own fee simple interests in the buildings and other improvements on such properties subject to the respective ground leases and for 21 integrated senior health campuses that were leased to Trilogy Portfolio by third parties.

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
Lease Expirations
Substantially all of our leases with residents at our SHOP and integrated senior health campuses are for a term of one year or less. The following table presents the sensitivity of our annual base rent due to lease expirations for the next 10 years and thereafter at our properties as of December 31, 2022, excluding our SHOP and integrated senior health campuses:

Year	Number of Expiring Leases	Total Square Feet of Expiring Leases	% of GLA Represented by Expiring Leases	Annual Base Rent of Expiring Leases(1)	% of Total Annual Base Rent Represented by Expiring Leases
2023	134	497,000	7.7%	$12,098,000	6.8%
2024	93	526,000	8.2	12,301,000	6.9
2025	93	677,000	10.5	17,963,000	10.0
2026	58	263,000	4.1	6,084,000	3.4
2027	67	424,000	6.6	11,408,000	6.4
2028	44	523,000	8.1	15,483,000	8.7
2029	39	385,000	6.0	11,001,000	6.1
2030	33	417,000	6.5	14,106,000	7.9
2031	15	281,000	4.4	6,958,000	3.9
2032	28	649,000	10.1	18,774,000	10.5
Thereafter	48	1,787,000	27.8	52,504,000	29.4
Total	652	6,429,000	100%	$178,680,000	100%
___________
(1)Amount is based on the total annual contractual base rent expiring in the applicable year, based on leases as of December 31, 2022.

Geographic Diversification/Concentration Table
The following table lists our property locations and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2022:

State	Number of Buildings/ Campuses	GLA (Sq Ft)	% of GLA	Annualized Base Rent/NOI(1)	% of Annualized Base Rent/NOI
Alabama	5	290,000	1.5%	$4,948,000	1.5%
Arizona	1	34,000	0.2	848,000	0.3
Arkansas	1	51,000	0.3	448,000	0.1
California	9	333,000	1.7	3,595,000	1.1
Colorado	6	287,000	1.4	6,673,000	2.0
Connecticut	6	187,000	0.9	3,892,000	1.2
District of Columbia	1	134,000	0.7	4,861,000	1.5
Florida	8	715,000	3.5	907,000	0.3
Georgia	16	494,000	2.5	10,323,000	3.2
Iowa	1	38,000	0.2	584,000	0.2
Illinois	13	411,000	2.1	7,201,000	2.2
Indiana	74	5,208,000	26.2	118,131,000	36.2
Kansas	2	116,000	0.5	3,044,000	0.9
Kentucky	14	1,377,000	6.9	(2,686,000)	(0.8)
Louisiana	7	257,000	1.3	1,625,000	0.5
Maryland	1	77,000	0.4	1,687,000	0.5
Massachusetts	7	513,000	2.5	12,999,000	4.0
Michigan	27	1,588,000	8.0	27,995,000	8.6
Minnesota	1	46,000	0.2	1,075,000	0.3
Mississippi	2	76,000	0.4	626,000	0.2
Missouri	12	769,000	3.9	15,710,000	4.8
Nebraska	2	282,000	1.4	1,882,000	0.6
Nevada	1	191,000	1.0	4,819,000	1.6
New Jersey	5	327,000	1.6	8,278,000	2.5
New York	1	91,000	0.5	2,970,000	0.9
North Carolina	8	330,000	1.7	5,279,000	1.6
Ohio	33	2,534,000	12.7	25,045,000	7.7
Oregon	1	62,000	0.3	1,709,000	0.5
Pennsylvania	9	592,000	3.0	13,797,000	4.2
South Carolina	1	59,000	0.3	1,671,000	0.5
Tennessee	1	46,000	0.2	605,000	0.2
Texas	23	1,466,000	7.4	22,323,000	6.8
Utah	1	66,000	0.3	(1,682,000)	(0.6)
Virginia	2	284,000	1.4	4,684,000	1.4
Washington	2	77,000	0.4	2,158,000	0.7
Wisconsin	4	334,000	1.7	3,897,000	1.2
Total Domestic	308	19,742,000	99.2	321,921,000	98.6
Isle of Man and UK	6	155,000	0.8	4,467,000	1.4
Total	314	19,897,000	100%	$326,388,000	100%

___________
(1)Amount is based on contractual base rent from leases as of December 31, 2022, with the exception of our SHOP and integrated senior health campuses, which amount is based on annualized NOI due to the characteristics of the RIDEA structure. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Operating Income, for a further discussion of NOI.
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
To assist the members of FINRA and their associated persons, pursuant to FINRA Rule 2231, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, we prepare annual statements of the estimated per share value to assist fiduciaries of benefit plans and IRAs subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in shares of our common stock. For these purposes, our updated estimated per share NAV is $31.40 calculated as of December 31, 2022, and represents a decrease from our previously determined estimated per share NAV of $37.16, which management believes generally reflects changes in property specific factors, such as the age of a property, demand for space and the financial stability of major tenants, and to an even greater degree, broader market factors such as the continued impact on operations from COVID-19, inflation, prevailing interest rates and movements in capitalization rates that also significantly impact values. The updated estimated per share NAV of $31.40 was approved and established by our board on March 15, 2023 based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of December 31, 2022. Please see our Current Report on Form 8-K, filed with the SEC on March 17, 2023, for additional information regarding the methodology used to determine the updated estimated per share NAV, the information and valuation materials considered by our board in determining the updated estimated per share NAV and our independent third-party valuation firm. However, there is no established public trading market for the shares of our common stock at this time, and there can be no assurance that stockholders could receive $31.40 per share if such a market did exist and they sold their shares of our common stock or that they would be able to receive such amount for their shares of our common stock in the future.
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
Stockholders
As of March 10, 2023, we had approximately 47,938 stockholders of record.
Distributions
The following information represents distributions of GAHR IV for the nine months ended September 30, 2021 and the year ended December 31, 2020. Following the consummation of the Merger between GAHR III and GAHR IV on October 1, 2021, the information included below represents the distributions of the Combined Company.
Prior to March 31, 2020, the GAHR IV board authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on May 1, 2016 and ending on March 31, 2020. The daily distributions were calculated based on 365 days in the calendar year and were equal to $0.006575344 per share of our Class T common stock and Class I common stock, which was equal to an annualized distribution rate of $2.40 per share. These distributions were aggregated and paid in cash or shares of our common stock pursuant to the DRIP on a monthly basis, in arrears, only from legally available funds.

In response to the COVID-19 pandemic and its effects to our business and operations, at the end of the first quarter of 2020, the GAHR IV board decided to take steps to protect our capital and maximize our liquidity in an effort to strengthen our long-term financial prospects by reducing our distribution payments to stockholders. Consequently, the GAHR IV board authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on April 1, 2020 and ending on August 31, 2021, which was calculated based on 365 days in the calendar year and was equal to $0.004383560 per share of our Class T common stock and Class I common stock. Such daily distribution was equal to an annualized distribution rate of $1.60 per share. The distributions were aggregated and paid in cash or shares of our common stock pursuant to the DRIP on a monthly basis, in arrears, only from legally available funds.
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
The GAHR IV board of directors also authorized distributions to our Class T common stockholders and Class I common stockholders of record as of the close of business on September 17, 2021, equal to $0.131506800 per share of our common stock, which was equal to an annualized distribution rate of $1.60 per share. Further, our board authorized record date distributions to our Class T common stockholders and Class I common stockholders of record as of each monthly record date from October 2021 through June 2022, equal to $0.133333332 per share of our common stock, which was equal to an annualized distribution rate of $1.60 per share. The distributions were paid in cash or shares of our common stock pursuant to the AHR DRIP.
Effective beginning with the third quarter of 2022, distributions, if any, were or shall be authorized by our board on a quarterly basis, in such amounts as our board determined or shall determine, and each quarterly record date for the purposes of such distributions was or shall be determined and authorized by our board in the last month of each calendar quarter until such time as our board changes our distribution policy. On September 28, 2022, our board authorized a distribution to our Class T common stockholders and Class I common stockholders of record as of the close of business on September 29, 2022, for the quarter commencing on July 1, 2022 and ending on September 30, 2022. The quarterly distribution was equal to $0.40 per share of our common stock, which was equal to an annualized distribution rate of $1.60 per share. The third quarter distribution was paid in October 2022 in cash or shares of our common stock pursuant to the AHR DRIP, only from legally available funds.
On November 14, 2022, our board suspended the AHR DRIP Offering beginning with distributions declared, if any, for the quarter ending December 31, 2022. As a result of the suspension of the AHR DRIP, unless and until our board reinstates the AHR DRIP Offering, stockholders who are current participants in the AHR DRIP were or will be paid distributions in cash. On December 12, 2022, our board authorized a distribution to our Class T common stockholders and Class I common stockholders of record as of the close of business on December 29, 2022, for the quarter commencing on October 1, 2022 and ending on December 31, 2022. The quarterly distribution was equal to $0.40 per share of our common stock, which was equal to an annualized distribution rate of $1.60 per share and paid in cash, only from legally available funds.
In response to interest rates that have increased drastically since the beginning of 2022, from a Federal Funds Rate of 0.08% as of January 2022 to 4.57% as of February 2023, and greater uncertainty surrounding further interest rate movements, our board elected to reduce our quarterly distribution to $0.25 per share in order to preserve our liquidity, better align distributions with available cash flows and position our company for its long-term strategic goals. On March 15, 2023, our board authorized a reduced quarterly distribution from $0.40 per share to $0.25 per share to our Class T common stockholders and Class I common stockholders of record as of the close of business on April 4, 2023. The distribution for the quarter commencing January 1, 2023 to March 31, 2023, which will be paid on or about April 18, 2023, represents an annualized distribution rate of $1.00 per share. See our Current Report on Form 8-K filed with the SEC on March 17, 2023 for more information.
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
On October 4, 2021, our board approved our amended and restated share repurchase plan that included a change in the repurchase price with respect to repurchases resulting from the death or qualifying disability (as such term is defined in our share repurchase plan) of stockholders, to the most recently published estimated per share NAV. In addition, on October 4, 2021, our board authorized the partial reinstatement of our share repurchase plan with respect to requests to repurchase shares resulting from the death or qualifying disability of stockholders, effective with respect to qualifying repurchases for the fiscal quarter ending December 31, 2021. All share repurchase requests other than those requests resulting from the death or qualifying disability of stockholders were rejected.
On November 14, 2022, our board suspended our share repurchase plan with respect to all repurchase requests, including repurchases resulting from the death or qualifying disability of stockholders, beginning with share repurchases for the quarter ending December 31, 2022. See Note 14, Equity — Share Repurchase Plan, to the Consolidated Financial Statements that are part of this Annual Report on Form 10-K, for a further discussion.
During the three months ended December 31, 2022, we repurchased shares of our common stock pursuant to our share repurchase plan, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 to October 31, 2022	119,389	$37.16	119,389	(1)
November 1, 2022 to November 30, 2022	145	$37.16	145	(1)
December 1, 2022 to December 31, 2022	668	$37.16	668	(1)
Total	120,202	$37.16	120,202
___________
(1)A description of the maximum number of shares that may be purchased under our share repurchase plan is included in Note 14, Equity — Share Repurchase Plan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
AHR Incentive Plan
In October 2022, we repurchased 11,679 shares of our common stock, for an aggregate of $434,000, at a repurchase price of $37.16 per share in order to satisfy minimum statutory withholding tax obligations associated with the vesting of restricted stock awards issued pursuant to the AHR Incentive Plan.
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
The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to promote understanding of our results of operations and financial condition. The following discussion is provided as a supplement to, and should be read in conjunction with our accompanying consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2022 and 2021, together with our results of operations and cash flows for the years ended December 31, 2022, 2021 and 2020. This section discusses the results of operations and cash flows for fiscal year 2022 compared to fiscal year 2021. We have omitted the discussion related to the results of operations and changes in financial condition for fiscal year 2021 compared to fiscal year 2020 from this Annual Report on Form 10-K, but such discussion may be found in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our fiscal year 2021 Annual Report Form 10-K, which was filed with the U.S. Securities and Exchange Commission, or the SEC, on March 25, 2022.
In connection with the Merger as discussed and defined below, GAHR IV was the legal acquiror of GAHR III, whereas GAHR III was the accounting acquiror of GAHR IV in accordance with accounting principles generally accepted in the United States of America, or GAAP, and as discussed in Note 1, Organization and Description of Business, and Note 4, Business Combinations, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K. Thus, the financial information set forth herein subsequent to the Merger reflects results of the Combined Company (as defined below), and the financial information set forth herein prior to the Merger reflects GAHR III’s results. For this reason, period to period comparisons may not be meaningful.
Forward-Looking Statements
Certain statements contained in this report, other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995 (collectively with the Securities Act and Exchange Act, or the Acts). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in the Acts. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “can,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “possible,” “initiatives,” “focus,” “seek,” “objective,” “goal,” “strategy,” “plan,” “potential,” “potentially,” “preparing,” “projected,” “future,” “long-term,” “once,” “should,” “could,” “would,” “might,” “uncertainty,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the SEC.
Any such forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate, and beliefs of, and assumptions made by, our management and involve uncertainties that could significantly affect our financial results. Such statements include, but are not limited to: (i) statements about our plans, strategies, initiatives and prospects, including our proposed listing and future capital-raising initiatives; (ii) statements about the impact of the Merger; (iii) statements about the coronavirus, or COVID-19, pandemic, including its duration and potential or expected impact on our business and our view on forward trends; and (iv) statements about our future results of operations, capital expenditures and liquidity. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation: changes in economic conditions generally and the real estate market specifically; the continuing adverse effects of the COVID-19 pandemic, including its effects on the healthcare industry, senior housing and skilled nursing facilities, or SNFs, and the economy in general; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due; our ability to maintain our qualification as a REIT for U.S. federal income tax purposes; changes in interest rates and foreign currency risk; uncertainty from the discontinuance of the London Interbank Offered Rate, or LIBOR, and the transition to the Secured Overnight Financing Rate, or SOFR; competition in the real estate industry; changes in GAAP policies and guidelines applicable to REITs; the success of our investment strategy; information technology security breaches; our ability to retain our executives and key employees; and unexpected labor costs and inflationary pressures. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements in this Annual Report on Form 10-K speak only as of the date on which such statements are made, and undue reliance should not be placed on such statements. We undertake no obligation to update any such statements that may become untrue because of subsequent events. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.
Overview and Background
American Healthcare REIT, Inc., a Maryland corporation, is a leading internally-managed REIT that owns a diversified portfolio of clinical healthcare real estate properties, focusing primarily on medical office buildings, or MOBs, senior housing, SNFs, hospitals and other healthcare-related facilities. We have built a fully-integrated management platform, with approximately 113 employees, that operates clinical healthcare properties throughout the United States, the United Kingdom, and the Isle of Man. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). Our healthcare facilities operated under a RIDEA structure include our senior housing operating properties, or SHOP, and our integrated senior health campuses. We have originated and acquired secured loans and may also originate and acquire other real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income; however, we have selectively developed, and may continue to selectively develop, healthcare real estate properties. We have elected to be taxed as a REIT for U.S. federal income tax purposes. We believe that we have been organized and operated, and we intend to continue to operate, in conformity with the requirements for qualification and taxation as a REIT under the Code.
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
At the effective time of the REIT Merger and prior to the reverse stock split, each issued and outstanding share of GAHR III’s common stock, $0.01 par value per share, converted into the right to receive 0.9266 shares of GAHR IV’s Class I common stock, $0.01 par value per share. Further, at the effective time of the Partnership Merger and prior to the reverse stock split, (i) each unit of limited partnership interest in the surviving partnership outstanding immediately prior to the effective time of the Partnership Merger was converted automatically into the right to receive 0.9266 of a Partnership Class I Unit, as defined in the agreement of limited partnership, as amended, of the surviving partnership, and (ii) each unit of limited partnership interest in GAHR IV Operating Partnership immediately prior to the effective time of the Partnership Merger was converted automatically into the right to receive one unit of limited partnership interest of the surviving partnership of like class.
AHI Acquisition
Also on October 1, 2021, immediately prior to the consummation of the Merger, GAHR III acquired a newly formed entity, American Healthcare Opps Holdings, LLC, or NewCo, which we refer to as the AHI Acquisition, pursuant to a contribution and exchange agreement dated June 23, 2021, or the Contribution Agreement, between GAHR III; our operating partnership; American Healthcare Investors, LLC, or AHI; Griffin Capital Company, LLC, or Griffin Capital; Platform Healthcare Investor T-II, LLC; Flaherty Trust; and Jeffrey T. Hanson, the non-executive Chairman of our board of directors, or our board, Danny Prosky, our Chief Executive Officer and President, and Mathieu B. Streiff, one of our directors, or collectively, the AHI Principals. NewCo owned substantially all of the business and operations of AHI, as well as all of the equity interests in (i) Griffin-American Healthcare REIT IV Advisor, LLC, or GAHR IV Advisor, a subsidiary of AHI that served as the external advisor of GAHR IV, and (ii) Griffin-American Healthcare REIT III Advisor, LLC, or GAHR III Advisor, also referred to as our former advisor, a subsidiary of AHI that served as the external advisor of GAHR III.

Pursuant to the Contribution Agreement, AHI contributed substantially all of its business and operations to the surviving partnership, including its interest in GAHR III Advisor and GAHR IV Advisor, and Griffin Capital contributed its then-current ownership interest in GAHR III Advisor and GAHR IV Advisor to the surviving partnership. In exchange for these contributions, the surviving partnership issued limited partnership units, OP units. Subject to working capital and other customary adjustments, the total approximate value of these OP units at the time of consummation of the transactions contemplated by the Contribution Agreement, and prior to the reverse stock split, was approximately $131,674,000, with a reference value for purposes thereof of $8.71 per OP unit, such that the surviving partnership issued 15,117,529 OP units as consideration, or the Closing Date Consideration. Following the consummation of the Merger and the AHI Acquisition, the Combined Company became self-managed. See “Operating Partnership and Former Advisor” below for a further discussion. Such OP units were owned by AHI Group Holdings, LLC, or AHI Group Holdings, which is owned and controlled by the AHI Principals, Platform Healthcare Investor TII, LLC, Flaherty Trust and a wholly owned subsidiary of Griffin Capital, or collectively, the NewCo Sellers.
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
See Note 4, Business Combinations — 2021 Business Combinations, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of the Merger and the AHI Acquisition.
Operating Partnership and Former Advisor
We conduct substantially all of our operations through our operating partnership and we are the sole general partner of our operating partnership. As of December 31, 2022 and 2021, we owned an approximately 95.0% and 94.9% general partnership interest therein, respectively, and the remaining 5.0% and 5.1%, respectively, was owned by the NewCo Sellers.
Through September 30, 2021, we were externally advised by our former advisor pursuant to an advisory agreement, as amended, or the Advisory Agreement, between us and our former advisor. Our former advisor, subject to the oversight and review of our board provided asset management, property management, acquisition, disposition and other advisory services on our behalf consistent with our investment policies and objectives. Following the Merger and the AHI Acquisition, we became self-managed and are no longer externally advised. As a result, any fees that would have otherwise been payable to our former advisor are no longer being paid to a third party. Upon consummation of the AHI Acquisition, we redeemed all 51 limited partnership units that our former advisor held in our operating partnership, as well as all 52 limited partnership units held by GAHR IV Advisor in GAHR IV Operating Partnership. Also, on October 1, 2021 and in connection with the AHI Acquisition, our operating partnership redeemed all 5,148 shares of our common stock owned by our former advisor and all 5,208 shares of our Class T common stock owned by GAHR IV Advisor in GAHR IV.
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
See the “Merger of Griffin-American Healthcare REIT III, Inc. and Griffin-American Healthcare REIT IV, Inc.” and “AHI Acquisition” sections above for a further discussion. See Note 13, Redeemable Noncontrolling Interests, and Note 14, Equity — Noncontrolling Interests in Total Equity, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of the ownership in our operating partnership.
Public Offerings
GAHR IV raised $754,118,000 through a best efforts initial public offering, or the initial offering, and issued 18,909,921 aggregate shares of its Class T common stock and Class I common stock. In addition, during the initial offering, GAHR IV issued 813,384 aggregate shares of its Class T common stock and Class I common stock pursuant to GAHR IV’s distribution reinvestment plan, as amended, or the DRIP, for a total of $31,021,000 in reinvested distributions. Following the deregistration of the initial offering, GAHR IV continued issuing shares of its common stock up to $100,000,000 pursuant to the DRIP through a subsequent offering, or the 2019 GAHR IV DRIP Offering, pursuant to a Registration Statement on Form S-3 under the Securities Act. GAHR IV commenced offering shares pursuant to the 2019 GAHR IV DRIP Offering on March 1, 2019, following the termination of the initial offering on February 15, 2019. On March 18, 2021, the GAHR IV board of directors authorized the suspension of the DRIP, effective as of April 1, 2021.
On October 4, 2021, our board authorized the reinstatement of the DRIP, as amended, or the AHR DRIP, to offer up to $100,000,000 of shares of our common stock pursuant to a Registration Statement on Form S-3 under the Securities Act previously filed by GAHR IV, or the AHR DRIP Offering. On November 14, 2022, our board suspended the AHR DRIP Offering beginning with distributions declared, if any, for the quarter ending December 31, 2022. As a result of the suspension of the AHR DRIP Offering, unless and until our board reinstates the AHR DRIP Offering, stockholders who are current participants in the AHR DRIP will be paid future distributions in cash. As of December 31, 2022, a total of $91,448,000 in distributions were reinvested that resulted in 2,431,695 shares of common stock being issued pursuant to the AHR DRIP.
On September 16, 2022, we filed with the SEC a Registration Statement on Form S-11 (File No. 333-267464) with respect to a proposed public offering by us of our shares of common stock in conjunction with a contemplated listing of our common stock on the New York Stock Exchange, or the NYSE. Such registration statement and contemplated listing are not yet effective.
On November 10, 2022, our board approved charter amendments to effect, on November 15, 2022 a one-for-four reverse stock split of our common stock and a corresponding reverse split of the OP units, or the Reverse Splits. All numbers of common shares and per share data, as well as the OP units in this Annual Report on Form 10-K have been retroactively adjusted for all periods presented to give effect to the Reverse Splits. See Note 14, Equity, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of our public offerings.
On March 15, 2023, our board, at the recommendation of the audit committee of our board, which is comprised solely of independent directors, unanimously approved and established an updated estimated per share net asset value, or NAV, of our common stock of $31.40. We provide this updated estimated per share NAV annually to assist broker-dealers in connection with their obligations under Financial Industry Regulatory Authority, or FINRA, Rule 2231 with respect to customer account statements. The updated estimated per share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of December 31, 2022. The valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives, or the IPA, in April 2013, in addition to guidance from the SEC. See our Current Report on Form 8-K filed with the SEC on March 17, 2023 for more information on the methodologies and assumptions used to determine, and the limitations and risks of, our updated estimated per share NAV.
Our Real Estate Investments Portfolio
We currently operate through six reportable business segments: integrated senior health campuses, MOBs, SNFs, SHOP, senior housing — leased and hospitals. As of December 31, 2022, we owned and/or operated 314 buildings and integrated senior health campuses including completed development and expansion projects, or approximately 19,897,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $4,624,249,000. In addition, as of December 31, 2022, we also owned a real estate-related debt investment purchased for $60,429,000.
Critical Accounting Estimates
Our critical accounting policies are those that will have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and estimates are consistently applied and produce financial information that fairly present our financial condition and results of operations. Our most critical accounting policies that involve judgments and estimates include (1) real estate investments purchase price allocation, (2) impairment of long-lived assets, (3) goodwill, (4) revenue recognition and grant income, (5) resident receivable allowances and (6) income taxes.
These critical accounting policies involve estimates that may require complex judgment in their application and are evaluated on an on-going basis using information that is available as well as various other assumptions believed to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. A discussion of our significant accounting policies is included within Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K. There have been no significant changes to our critical accounting policies during 2022. Below is a summary of the key judgments and estimates used in our critical accounting policies.

Real Estate Investments Purchase Price Allocation
Upon the acquisition of real estate properties or entities owning real estate properties, we determine whether the transaction is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the assets acquired and liabilities assumed are not a business, we account for the transaction as an asset acquisition. Under both methods, we recognize the identifiable assets acquired and liabilities assumed; however, for a transaction accounted for as an asset acquisition, we capitalize transaction costs and allocate the purchase price using a relative fair value method allocating all accumulated costs, whereas, for a transaction accounted for as a business combination, we immediately expense transaction costs incurred associated with the business combination and allocate the purchase price based on the estimated fair value of each separately identifiable asset and liability.
In accounting for asset acquisitions and business combinations, we, with assistance from independent valuation specialists, measure the fair value of tangible and intangible identified assets and liabilities, as applicable, based on their respective fair values for acquired properties, which is then allocated to acquired investments in real estate. The fair value measurement and its allocation require significant judgment and in some cases involve complex calculations. These allocation assessments directly impact our financial statements.
Impairment of Long-Lived Assets
We also periodically perform analysis that requires us to judge whether indicators of impairment exist and to estimate likely future cash flows. Projections of expected future operating cash flows require that we estimate future revenue amounts, future property operating expenses and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, where applicable, could result in an incorrect assessment of the real estate fair value and could result in the misstatement of the carrying value of our real estate assets and net income (loss).
Goodwill
Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of a business acquired. This allocation is based upon our determination of the value of the acquired assets and assumed liabilities, which requires judgment and some of the estimates involve complex calculations. These allocation assessments have a direct impact on our financial statements. Our goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Such evaluation could involve estimated future cash flows, which is highly subjective, and is based in part on assumptions regarding future events. We compare the fair value of a reporting segment with its carrying amount. We recognize an impairment loss to the extent the carrying value of goodwill exceeds the implied value in the current period. We take a qualitative approach, as applicable, to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting segment in step one of the impairment test.
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
We recognize amounts granted through federal and state government programs (such as through the CARES Act) that were established for eligible healthcare providers to preserve liquidity in response to the COVID-19 pandemic as grant income or as a reduction of property operating expenses, as applicable, when there is reasonable assurance that the grants will be received and all conditions to retain the funds will be met. We adjust our estimates and assumptions of such grants based on the applicable guidance provided by the government and the best available information that we have.
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
Income Taxes
We have elected to be taxed as a REIT under the Code for U.S. federal income tax purposes commencing with our taxable year ended December 1, 2016. We believe that we have been organized and operated, and we intend to continue to operate, in conformity with the requirements for qualification and taxation as a REIT under the Code. Our qualification as a REIT, and maintenance of such qualification, will depend on our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our stock. As a REIT, we generally will not be subject to U.S. federal income tax on REIT taxable income that we currently distribute to our stockholders.
If we fail to qualify as a REIT in any calendar year and do not qualify for certain statutory relief provisions, our income would be subject to U.S. federal income tax at the corporate rate, and we would likely be precluded from qualifying for treatment as a REIT until the fifth calendar year following the year in which we fail to qualify. Accordingly, our failure to qualify as a REIT could have a material adverse effect on our results of operations and amounts available for distribution to our stockholders. Even if we qualify as a REIT, we may still be subject to certain U.S. federal, state and local taxes on our income and assets and to U.S. federal income and excise taxes on our undistributed income. In addition, subject to maintaining our qualification as a REIT, a portion of our business may be conducted through, and a portion of our income may be earned in, one or more TRSs that are themselves subject to regular corporate income taxation.
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Acquisitions and Dispositions in 2022, 2021 and 2020
For a discussion of our acquisitions and dispositions of investments in 2022, 2021 and 2020, see Note 2, Summary of Significant Accounting Policies — Properties Held for Sale, Note 3, Real Estate Investments, Net, and Note 4, Business Combinations, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Factors Which May Influence Results of Operations
In connection with the Merger, GAHR IV was the legal acquiror and GAHR III was the accounting acquiror for financial reporting purposes, as discussed in Note 1, Organization and Description of Business, and Note 4, Business Combinations, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K. Thus, the financial information set forth herein subsequent to the Merger reflects results of the Combined Company, and the financial information set forth herein prior to the Merger reflects GAHR III’s results. Furthermore, as a result of the AHI Acquisition and the Merger on October 1, 2021, we employed a workforce necessary to operate as a self-managed company. The impact on our results of operations from operating as a self-managed company is predominantly an increase in general and administrative costs related to employing the necessary workforce and cost savings associated with no longer paying advisory fees to our former advisor. For these reasons, period to period comparisons may not be meaningful.
Other than the effects of the Merger and the AHI Acquisition discussed above, and the impacts of the COVID-19 pandemic and inflation discussed below, as well as other national economic conditions affecting real estate generally, or as otherwise disclosed in our risk factors, we are not aware of any material trends or uncertainties that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, disposition, management and operation of our properties. For a further discussion of these and other factors that could impact our future results or performance, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.
COVID-19
Our residents, tenants, operating partners and managers, our industry and the U.S. economy may continue to be adversely affected by the COVID-19 pandemic and related supply chain disruptions and labor shortages. While the COVID 19 pandemic is subsiding, the timing and extent of the economic recovery from the COVID-19 pandemic is dependent upon many factors, including the emergence and severity of COVID-19 variants, the effectiveness and frequency of booster vaccinations and the duration and implications of restrictions and safety measures. As the lasting effect of the COVID-19 pandemic is still impacting the healthcare system to a certain extent, it continues to present challenges for us as an owner and operator of healthcare facilities, making it difficult to ascertain the long-term impact the COVID-19 pandemic will have on real estate markets in which we own and/or operate properties and our portfolio of investments. COVID-19 is particularly dangerous among the senior population and results in heightened risk to our senior housing and SNFs, and we continue to work diligently to maintain aggressive protocols at such facilities as well as actively collaborate with our tenants, operating partners and managers to respond and take action to mitigate the impact of the COVID-19 pandemic.
We have evaluated the impacts of the COVID-19 pandemic on our business thus far and incorporated information concerning such impacts into our assessments of liquidity, impairment and collectability from tenants and residents as of December 31, 2022. We will continue to monitor such impacts and will adjust our estimates and assumptions based on the best available information.
The COVID-19 pandemic resulted in a significant decline in resident occupancies at our leased senior housing facilities and SNFs, SHOP and integrated senior health campuses and an increase in COVID-19 related operating expenses with more costly short-term hires due to the shortage of healthcare personnel. Therefore, our focus at such properties continues to be on resident occupancy recovery and operating expense management. Resident occupancies at our senior housing and SNFs have gradually improved to near pre-pandemic levels. We believe the operational recovery of such classes from the impact of the COVID-19 pandemic will generally continue and that such recovery over time towards pre-pandemic levels will drive our overall portfolio performance.
As a result of the federal government's COVID-19 public health emergency declaration in January 2020, certain federal and state pandemic-related relief measures, such as funding, procedural waivers and/or reimbursement increases, became available to some of our tenants and operators. On January 30, 2023, the Biden Administration announced that the COVID-19 public health emergency declaration will expire on May 11, 2023, creating uncertainty as to how widespread these measures will continue to be and to what extent they may be distributed to and benefit our tenants and operators.
The lasting effect of the COVID-19 pandemic over the next 12 months will largely depend on future developments, which cannot be predicted with confidence at this time. See the “Results of Operations” and “Liquidity and Capital Resources” sections below, as well as Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K, for a further discussion.
Inflation
For the years ended December 31, 2022 and 2021, inflation has affected our operations. The annual rate of inflation in the United States was 6.0% in February 2023, as measured by the Consumer Price Index. We believe inflation has impacted our operations such that, we have experienced, and continue to experience, increases in the cost of labor, services, energy and supplies, and therefore continued inflationary pressures on our integrated senior health campuses and SHOP could continue to impact our profitability in future periods. For properties that are not operated under a RIDEA structure, there are provisions in the majority of our tenant leases that help us mitigate the impact of inflation. These provisions include negotiated rental increases, which historically range from 2% to 3% per year, reimbursement billings for operating expense pass-through charges and real estate tax and insurance reimbursements. However, due to the long-term nature of existing leases, among other factors, the leases may not reset frequently enough to cover inflation. A period of inflation could also cause an increase in the cost of our variable-rate debt due to rising interest rates. See Item 7A, Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk, for a further discussion.
Scheduled Lease Expirations
Excluding our SHOP and integrated senior health campuses, as of December 31, 2022, our properties were 92.2% leased and during 2023, 7.7% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next twelve months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. As of December 31, 2022, our remaining weighted average lease term was 7.2 years, excluding our SHOP and integrated senior health campuses.
Our combined SHOP and integrated senior health campuses were 82.5% leased as of December 31, 2022. Substantially all of our leases with residents at such properties are for a term of one year or less.

Results of Operations
Comparison of the Years Ended December 31, 2022 and 2021
Our operating results are primarily comprised of income derived from our portfolio of properties and expenses in connection with the acquisition and operation of such properties. Our primary sources of revenue include rent generated by our leased, non-RIDEA properties, and resident fees and services revenue from our RIDEA properties. Our primary expenses include property operating expenses and rental expenses. In addition, beginning in the fourth quarter of 2021, following the AHI Acquisition that resulted in our company being self managed, general and administrative expenses include payroll and other corporate operating expenses but no longer include advisory fees to our former advisor. In general, and under a normal operating environment without the adverse effect of the COVID-19 pandemic and challenging economic conditions resulting from inflation, we expect amounts related to our portfolio of leased, non-RIDEA properties to increase in the future due to fixed annual rent escalations and amounts related to our portfolio of RIDEA properties to increase in the future due to an overall increase in occupancies and market rents as well as an increase in the pricing of care services provided. The ability to compare one period to another is also impacted by the closing of the AHI Acquisition and the increase in size of our real estate portfolio as a result of the Merger. See Note 1, Organization and Description of Business and Note 4, Business Combinations, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. As of both December 31, 2022 and 2021, we operated through six reportable business segments: integrated senior health campuses, MOBs, SNFs, SHOP, senior housing — leased and hospitals.
Except where otherwise noted, the changes in our consolidated results of operations for 2022 as compared to 2021 are primarily due to the acquisition of GAHR IV’s portfolio of 92 buildings, or approximately 4,799,000 square feet of GLA, as a result of the Merger on October 1, 2021, the disruption to our normal operations as a result of the COVID-19 pandemic and grant income received, as well as the adverse effect of inflation. As of December 31, 2022 and 2021, we owned and/or operated the following types of properties:

	December 31,
	2022			2021
	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %
Integrated senior health campuses	120	$1,898,591,000	(1)	122	$1,787,686,000	(1)
MOBs	104	1,369,596,000	89.0%	105	1,378,995,000	92.0%
SHOP	51	787,797,000	(2)	47	706,871,000	(2)
Senior housing — leased	20	179,285,000	100%	20	179,285,000	100%
SNFs	17	249,200,000	100%	17	249,200,000	100%
Hospitals	2	139,780,000	100%	2	139,780,000	100%
Total/weighted average(3)	314	$4,624,249,000	92.2%	313	$4,441,817,000	94.3%
___________
(1)The leased percentage for the resident units of our integrated senior health campuses was 84.5% and 77.0% as of December 31, 2022 and 2021, respectively.
(2)The leased percentage for the resident units of our SHOP was 77.0% and 72.5% as of December 31, 2022 and 2021, respectively.
(3)Leased percentage includes all third-party leased space at our non-RIDEA properties (including master leases), and excludes our SHOP and integrated senior health campuses where leased percentage represents resident occupancy on the available units/beds therein.

Revenues and Grant Income
Our primary sources of revenue include rent generated by our leased, non-RIDEA properties, and resident fees and services revenue from our RIDEA properties. For the years ended December 31, 2022 and 2021, resident fees and services revenue primarily consisted of rental fees related to resident leases, extended health care fees and other ancillary services, and real estate revenue primarily consisted of base rent and expense recoveries. The amount of revenues generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease available space at the then existing rental rates. We also receive grant income. Revenues and grant income by reportable segment consisted of the following for the periods then ended:

	Years Ended December 31,
	2022	2021
Resident Fees and Services Revenue
Integrated senior health campuses	$1,254,665,000	$1,025,699,000
SHOP	157,491,000	98,236,000
Total resident fees and services revenue	1,412,156,000	1,123,935,000
Real Estate Revenue
MOBs	148,717,000	97,297,000
SNFs	26,159,000	17,309,000
Senior housing — leased	20,802,000	16,530,000
Hospitals	9,666,000	10,232,000
Total real estate revenue	205,344,000	141,368,000
Grant Income
Integrated senior health campuses	24,820,000	13,911,000
SHOP	855,000	3,040,000
Total grant income	25,675,000	16,951,000
Total revenues and grant income	$1,643,175,000	$1,282,254,000
Resident Fees and Services Revenue
For the year ended December 31, 2022, $43,582,000 in resident fees and services revenue for our SHOP segment was due to the increase in the size of our portfolio as a result of the Merger. The remaining increase in resident fees and services revenue for our SHOP segment for the year ended December 31, 2022, as compared to the prior year period, was primarily attributable to: (i) increased resident occupancy; (ii) higher move-in fees; (iii) an increase of $5,661,000 due to transitioning the leased senior housing facilities within Delta Valley ALF portfolio to a RIDEA structure and including such facilities within SHOP on December 1, 2021; and (iv) an increase of $1,995,000 due to the acquisition of a portfolio of seven senior housing facilities in Texas that are now included within our SHOP segment.
For our integrated senior health campuses segment, we experienced an increase in resident fees and services revenue of $69,992,000 for the year ended December 31, 2022 due to our acquisition of the 50.0% controlling interest in a privately held company, RHS Partners, LLC, or RHS. We previously held a 50.0% equity interest in RHS, which owns and/or operates 16 integrated senior health campuses located in Indiana. For the year ended December 31, 2022, we also experienced an increase in resident fees and services revenue of $11,480,000 due to our acquisition of an integrated senior health campus in Kentucky on January 3, 2022. See Note 4, Business Combinations, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of such acquisitions. The remaining increase in resident fees and services revenue for our integrated senior health campuses segment was primarily attributable to increased resident occupancy.
Real Estate Revenue
For the year ended December 31, 2022, $67,234,000 of real estate revenue was primarily due to the increase in the size of our portfolio as a result of the Merger. Such amounts were partially offset by a decrease in rental revenue for our senior housing — leased segment of $2,200,000 for the year ended December 31, 2022, primarily due to transitioning the leased senior housing facilities within Delta Valley ALF portfolio to a RIDEA structure and including such facilities within SHOP on December 1, 2021. In addition, for the year ended December 31, 2022, we experienced a decrease in rental revenue for our MOBs segment of $782,000, primarily due to a one-time lease termination fee recognized in June 2021 for one of our MOBs.

Grant Income
For the years ended December 31, 2022 and 2021, we recognized $25,675,000 and $16,951,000, respectively, of grant income at our integrated senior health campuses and SHOP primarily related to government grants received through the CARES Act economic stimulus programs.
Property Operating Expenses and Rental Expenses
Property operating expenses and property operating expenses as a percentage of resident fees and services revenue and grant income, as well as rental expenses and rental expenses as a percentage of real estate revenues, by reportable segment consisted of the following for the periods then ended:

	Years Ended December 31,
	2022		2021
Property Operating Expenses
Integrated senior health campuses	$1,133,480,000	88.6%	$943,743,000	90.8%
SHOP	148,046,000	93.5%	86,450,000	85.4%
Total property operating expenses	$1,281,526,000	89.1%	$1,030,193,000	90.3%

Rental Expenses
MOBs	$56,390,000	37.9%	$36,375,000	37.4%
SNFs	2,179,000	8.3%	1,507,000	8.7%
Hospitals	433,000	4.5%	477,000	4.7%
Senior housing — leased	682,000	3.3%	366,000	2.2%
Total rental expenses	$59,684,000	29.1%	$38,725,000	27.4%
Integrated senior health campuses and SHOP typically have a higher percentage of direct operating expenses to revenue than MOBs, hospitals, and leased senior housing and SNFs due to the nature of RIDEA-type facilities where we conduct day-to-day operations. For the year ended December 31, 2022, as compared to the year ended December 31, 2021, rental expenses increased by $19,760,000 and property operating expenses increased by $46,897,000 for our SHOP due to the increase in the size of our portfolio as a result of the Merger. The remaining increase in total property operating expenses for our SHOP segment was due to: (i) higher operating expenses as a result of increased occupancy; (ii) an increase in labor costs, such as a significant increase in employee wages, agency fees and temporary labor expenses; (iii) an increase of $4,743,000 due to transitioning the leased senior housing facilities within Delta Valley ALF portfolio to a RIDEA structure and including such facilities within SHOP on December 1, 2021; and (iv) an increase of $1,961,000 due to the acquisition of a portfolio of seven senior housing facilities in Texas within our SHOP segment on December 5, 2022. The increase in total property operating expenses for our integrated senior health campuses segment was predominately due to higher operating expenses as a result of increased occupancy, as well as $77,097,000 due to our acquisition of the 50.0% controlling interest in RHS on August 1, 2022 and our acquisition of an integrated senior health campus on January 3, 2022. See Note 4, Business Combinations, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of such acquisitions.
General and Administrative
For the year ended December 31, 2022, general and administrative expenses were $43,418,000 compared to $43,199,000 for the year ended December 31, 2021. The increase in general and administrative expenses of $219,000 was primarily the result of an increase of $17,638,000 in payroll and compensation costs for the personnel hired as a result of the AHI Acquisition, partially offset by a decrease in our asset management and property management oversight fees of $17,141,000 as a result of the AHI Acquisition.
Business Acquisition Expenses
For the years ended December 31, 2022 and 2021, we recorded business acquisition expenses of $4,388,000 and $13,022,000, respectively. For the year ended December 31, 2022, the decrease in such expenses primarily related to a decrease of $12,599,000 in third-party legal costs and professional services incurred related to the Merger and the AHI Acquisition, partially offset by an increase of $3,158,000 in transaction costs related to our business combinations and an increase of $807,000 in dead-deal costs incurred in the pursuit of real estate investments that did not close. See Note 4, Business Combinations, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of our acquisitions accounted for as business combinations.

Depreciation and Amortization
For the years ended December 31, 2022 and 2021, depreciation and amortization was $167,957,000 and $133,191,000, respectively, which primarily consisted of depreciation on our operating properties of $141,257,000 and $109,036,000, respectively, and amortization of our identified intangible assets of $23,934,000 and $21,111,000, respectively. For the year ended December 31, 2022, the increase in depreciation and amortization of $34,766,000 was primarily the result of the increase in depreciable assets in our portfolio as a result of the Merger resulting in depreciation and amortization expense of $27,280,000 as well as an increase in depreciable assets in our portfolio as a result of acquisitions at our integrated senior health campuses segment of $9,368,000. Such amounts were partially offset by a decrease of $1,979,000 in depreciable assets in our portfolio as a result of a real estate disposition within our MOB segment during the year ended December 31, 2022.
Interest Expense
Interest expense, including gain or loss in fair value of derivative financial instruments, consisted of the following for the periods then ended:

	Years Ended December 31,
	2022	2021
Interest expense:
Lines of credit and term loans and derivative financial instruments	$52,351,000	$33,966,000
Mortgage loans payable	41,417,000	36,253,000
Amortization of deferred financing costs:
Lines of credit and term loans	3,000,000	4,261,000
Mortgage loans payable	1,988,000	1,652,000
Amortization of debt discount/premium, net	827,000	773,000
Gain in fair value of derivative financial instruments	(500,000)	(8,200,000)
Loss on extinguishment of debt	5,166,000	2,655,000
Interest on finance lease liabilities	261,000	—
Interest expense on financing obligations and other liabilities	946,000	1,377,000
Total	$105,456,000	$72,737,000
The increase in total interest expense was primarily related to an increase in interest expense incurred on our lines of credit and term loans and mortgage loans payable due to: (i) a larger debt portfolio as a result of the Merger; (ii) an increase in variable interest rates; (iii) a decrease in the gain in fair value recognized on our derivative financial instruments of $7,700,000; and (iv) an increase in loss on debt extinguishment of $2,511,000. Such increase in total interest expense was partially offset by a decrease in amortization of deferred financing costs on our lines of credit and term loans of $1,261,000. See Note 8, Mortgage Loans Payable, Net, and Note 9, Lines of Credit and Term Loans, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion on debt extinguishments.
Gain or loss on dispositions of real estate investments
For the year ended December 31, 2022, we recognized an aggregate gain on dispositions of our real estate investments of $5,481,000 primarily related to the sale of one MOB, three senior housing facilities within our Central Florida Senior Housing Portfolio and two integrated senior health campuses. For the year ended December 31, 2021, we recognized an aggregate net loss on dispositions of our real estate investments of $100,000 related to the sale of one MOB, one SNF and two integrated senior health campuses. See Note 2, Summary of Significant Accounting Policies, and Note 3, Real Estate Investments, Net, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Impairments
For the year ended December 31, 2022, we recognized aggregate impairment charges on our real estate investments of $54,579,000 related to our SHOP within the Central Florida Senior Housing Portfolio, Pinnacle Warrenton ALF and Mountain Crest Senior Housing Portfolio. For the year ended December 31, 2021, we recognized an impairment charge of $3,335,000 on a MOB, Mount Dora Medical Center. See Note 3, Real Estate Investments, Net, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of such real estate investments.
As a result of our annual assessment of goodwill, we determined that goodwill pertaining to our SHOP reporting segment was fully impaired as of December 31, 2022 and recognized an impairment loss of $23,277,000 in our accompanying consolidated statements of operations and comprehensive income (loss). See Note 19, Segment Reporting, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of such goodwill impairment.

Gain on Re-measurement of Previously Held Equity Interest
For the year ended December 31, 2022, we recognized a $19,567,000 gain on re-measurement of the fair value of our previously held equity interest in RHS. For the year ended December 31, 2021, we did not recognize a gain on re-measurement of previously held equity interest. See Note 4, Business Combinations, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
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
Material Cash Requirements
Capital Improvement Expenditures
A capital plan for each investment is established upon acquisition that contemplates the estimated capital needs of that investment, including costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include operating cash generated by the investment, capital reserves, a line of credit or other loan established with respect to the investment, other borrowings or additional equity investments from us and joint venture partners. The capital plan for each investment is adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of December 31, 2022, we had $17,776,000 of restricted cash in loan impounds and reserve accounts to fund a portion of such capital expenditures. Based on the budget for the properties we own as of December 31, 2022, we estimated discretionary expenditures for capital and tenant improvements of $68,821,000 for 2023, although actual expenditures are dependent on many factors which are not presently known.
Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our lines of credit and term loans; (ii) interest payments on our mortgage loans payable and our lines of credit and term loans; (iii) ground and other lease obligations; and (iv) financing obligations as of December 31, 2022:

	Payments Due by Period
	2023	2024-2025	2026-2027	Thereafter	Total
Principal payments — fixed-rate debt	$19,022,000	$208,901,000	$189,154,000	$468,815,000	$885,892,000
Interest payments — fixed-rate debt	28,549,000	48,187,000	31,944,000	184,138,000	292,818,000
Principal payments — variable-rate debt	490,803,000	174,605,000	966,337,000	19,476,000	1,651,221,000
Interest payments — variable-rate debt (based on rates in effect as of December 31, 2022)	91,980,000	127,070,000	39,417,000	4,699,000	263,166,000
Ground and other lease obligations	38,163,000	74,625,000	74,717,000	228,550,000	416,055,000
Financing obligations	29,399,000	5,227,000	3,732,000	14,964,000	53,322,000
Total	$697,916,000	$638,615,000	$1,305,301,000	$920,642,000	$3,562,474,000
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

Credit Facilities
On January 19, 2022, we terminated our credit agreement, as amended, for our line of credit and term loans with an aggregate maximum principal amount of $530,000,000, or the 2018 Credit Facility, and, through our operating partnership, entered into an agreement that superseded and replaced our amended credit facility with a maximum principal amount of $480,000,000, or the 2019 Credit Facility, with a credit facility with an aggregate maximum principal amount of up to $1,050,000,000, or the 2022 Credit Facility. In addition, we are subject to an amended and restated loan agreement regarding a senior secured revolving credit facility with an aggregate maximum principal amount of $360,000,000, or the 2019 Trilogy Credit Facility, which was further amended on December 20, 2022 to increase the aggregate maximum principal amount to $400,000,000. See Note 9, Lines of Credit and Term Loans, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion. Our total capacity to pay operating expenses, capital improvement expenditures, interest, distributions and general and administrative expenses is a function of our current cash position, our borrowing capacity on our lines of credit and term loans, as well as any future indebtedness that we may incur.
As of December 31, 2022, our aggregate borrowing capacity under the 2022 Credit Facility and the 2019 Trilogy Credit Facility, as amended, was $1,450,000,000. As of December 31, 2022, our aggregate borrowings outstanding under our credit facilities was $1,282,634,000 and we had an aggregate of $167,366,000 available on such facilities. We believe that the resources described above will be sufficient to satisfy our cash requirements for the next 12 months and the longer term thereafter.
Cash Flows
The following table sets forth changes in cash flows:

	Years Ended December 31,
	2022	2021
Cash, cash equivalents and restricted cash — beginning of period	$125,486,000	$152,190,000
Net cash provided by operating activities	147,768,000	17,913,000
Net cash used in investing activities	(118,578,000)	(138,652,000)
Net cash (used in) provided by financing activities	(42,924,000)	94,109,000
Effect of foreign currency translation on cash, cash equivalents and restricted cash	154,000	(74,000)
Cash, cash equivalents and restricted cash — end of period	$111,906,000	$125,486,000
The following summary discussion of our changes in our cash flows is based on our accompanying consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
The increase in net cash provided by operating activities during the year ended December 31, 2022 as compared to the prior year period of $129,855,000 was due to the increase in the size of our portfolio as a result of the Merger on October 1, 2021, thereby increasing our net operating income. Additionally, our net operating income increased substantially for our integrated senior health campuses segment, which experienced improved margins primarily due to improved resident occupancy and expense management. In general, cash flows from operating activities are affected by the timing of cash receipts and payments. See the “Results of Operations” section above for a further discussion.
Investing Activities
The decrease in net cash used in investing activities during the year ended December 31, 2022 as compared to the prior year period of $20,074,000 was primarily due to a $43,798,000 increase in proceeds from dispositions of real estate, a $17,852,000 decrease in cash, cash equivalents and restricted cash acquired in connection with the Merger on October 1, 2021 and a $8,175,000 decrease in developments and capital expenditures. Such amounts were partially offset by a $13,714,000 payment to acquire the 50.0% controlling interest in RHS in August 2022. See Note 4, Business Combinations, to our accompanying condensed consolidated financial statements for a further discussion of our acquisition of RHS.

Financing Activities
The decrease in net cash provided by financing activities during the year ended December 31, 2022 as compared to the prior year period of $137,033,000 was primarily due to a decrease in net borrowings under our mortgage loans payable of $269,296,000, a $28,334,000 increase in distributions paid to our common stockholders and a $20,317,000 payment to repurchase our common stock. During the year ended December 31, 2022, we also paid $2,075,000 in offering costs in connection with the filing of our Registration Statement on Form S-11 for a proposed public offering by us of our shares of common stock in conjunction with a contemplated listing of our common stock on the New York Stock Exchange, as discussed in the “Overview and Background — Public Offerings” section above. No such costs were paid during the year ended December 31, 2021. Such amounts were partially offset by an increase in net borrowings under our lines of credit and term loans of $161,900,000 and borrowings under a financing obligation of $25,900,000. The change in distributions paid to common stockholders was due to the suspension of all stockholder distributions on May 29, 2020 in response to the impact of the COVID-19 pandemic, which the board of directors of GAHR III subsequently reinstated in June 2021. The change in share repurchases was due to the suspension of the GAHR III share repurchase plan from May 31, 2020 through October 4, 2021, when the partial reinstatement of our share repurchase plan was approved by our board.
Distributions
The income tax treatment for distributions reportable for the years ended December 31, 2022 and 2021 was as follows:

	Years Ended December 31,
	2022		2021
Ordinary income	$40,745,000	46.5%	$7,989,000	26.3%
Capital gain	—	—	—	—
Return of capital	46,890,000	53.5	22,406,000	73.7
	$87,635,000	100%	$30,395,000	100%
Amounts listed above do not include distributions paid on nonvested shares of our restricted common stock which have been separately reported.
The following tables reflect distributions we paid for the year ended December 31, 2022 compared to distributions we paid for the year ended December 31, 2021, along with the amount of distributions reinvested pursuant to the AHR DRIP or GAHR III distribution reinvestment plan, as applicable, and the sources of distributions as compared to cash flows from operations or funds from operations attributable to controlling interest, or FFO, a non-GAAP financial measure:

	Years Ended December 31,
	2022		2021
Distributions paid in cash	$51,122,000		$22,788,000
Distributions reinvested	36,812,000		7,666,000
	$87,934,000		$30,454,000
Sources of distributions:
Cash flows from operations	$87,934,000	100%	$17,913,000	58.8%
Proceeds from borrowings	—	—	12,541,000	41.2
	$87,934,000	100%	$30,454,000	100%

	Years Ended December 31,
	2022		2021
Distributions paid in cash	$51,122,000		$22,788,000
Distributions reinvested	36,812,000		7,666,000
	$87,934,000		$30,454,000
Sources of distributions:
FFO attributable to controlling interest	$87,934,000	100%	$30,454,000	100%
Proceeds from borrowings	—	—	—	—
	$87,934,000	100%	$30,454,000	100%

As of December 31, 2022, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and some portion of a distribution to our stockholders may have been paid from borrowings. For a further discussion of FFO, including a reconciliation of our GAAP net loss to FFO, see “Funds from Operations and Modified Funds from Operations” below.
For information on future distributions of the Combined Company, see Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions.
Financing
We anticipate that our overall leverage will not exceed 50.0% of the combined fair market value of all of our properties, and other real estate-related investments, as determined at the end of each calendar year. For these purposes, the market value of each asset will be equal to the contract purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2022, our aggregate borrowings were 48.5% of the combined market value of all of our real estate and real estate-related investments.
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
Debt Service Requirements
A significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of December 31, 2022, we had $1,254,479,000 of fixed-rate and variable-rate mortgage loans payable outstanding secured by our properties. As of December 31, 2022, we had $1,282,634,000 outstanding and $167,366,000 remained available under our lines of credit. The weighted average effective interest rate on our outstanding debt was 5.82% per annum. See Note 8, Mortgage Loans Payable, Net, and Note 9, Lines of Credit and Term Loans, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
We are required by the terms of certain loan documents to meet various financial and non-financial covenants, such as leverage ratios, net worth ratios, debt service coverage ratios and fixed charge coverage ratios. As of December 31, 2022, we were in compliance with all such covenants and requirements on our mortgage loans payable and our lines of credit and term loans. See Note 22, Subsequent Events — 2022 Credit Agreement Amendment, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion. While the extent and severity of the COVID-19 pandemic on our business has been subsiding, any potential future deterioration of operations in excess of management's projections as a result of COVID-19 could impact future compliance with these covenants. If any future covenants are violated, we anticipate seeking a waiver or amending the debt covenants with the lenders when and if such event should occur. However, there can be no assurances that management will be able to effectively achieve such plans.

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
The Institute for Portfolio Alternatives, or the IPA, an industry trade group, has standardized a measure known as modified funds from operations, which the IPA has recommended as a supplemental performance measure and which we believe to be another appropriate supplemental performance measure to reflect operating performance. Modified funds from operations is not equivalent to our net income (loss) as determined under GAAP, and modified funds from operations may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because modified funds from operations excludes expensed acquisition fees and expenses that affect our operations only in periods in which properties are acquired and that we consider more reflective of investing activities, as well as other non-operating items included in FFO, modified funds from operations can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. Investors are cautioned that modified funds from operations should only be used to assess the sustainability of our operating performance after properties have been acquired, as it excludes expensed acquisition fees and expenses that have a negative effect on our initial operating performance during the periods in which properties are acquired.
The IPA issued the Practice Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, which defines modified funds from operations as funds from operations further adjusted for the following items included in the determination of GAAP net income (loss): expensed acquisition fees and costs; amounts relating to deferred rent and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income (loss); gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan; and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect modified funds from operations on the same basis. In order to arrive at our reported modified funds from operations attributable to controlling interest, or MFFO, we further adjust the IPA’s definition of modified funds from operations for the impairment of goodwill.

However, FFO and MFFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.
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
For the years ended December 31, 2022 and 2021, we recognized government grants as grant income or as a reduction of property operating expenses, as applicable, and within loss from unconsolidated entities. Such amounts were granted through federal and state government programs, such as through the CARES Act, and which were established for eligible healthcare providers to preserve liquidity in response to the COVID-19 pandemic. See the “Results of Operations” section above for a further discussion. The government grants helped mitigate some of the negative impact that the COVID-19 pandemic had on our financial condition and results of operations. Without such relief funds, the COVID-19 pandemic would have had a material adverse impact to our FFO and MFFO. For the years ended December 31, 2022 and 2021, FFO would have been approximately $74,994,000 and $54,516,000, respectively, excluding government grants recognized. For the years ended December 31, 2022 and 2021, MFFO would have been approximately $108,812,000 and $62,480,000, respectively, excluding government grants recognized.

The following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the periods presented below:

	Years Ended December 31,
	2022	2021
Net loss	$(73,383,000)	$(53,269,000)
Depreciation and amortization related to real estate — consolidated properties	167,860,000	133,191,000
Depreciation and amortization related to real estate — unconsolidated entities	1,102,000	3,116,000
Impairment of real estate investments — consolidated properties	54,579,000	3,335,000
(Gain) loss on dispositions of real estate investments — consolidated properties	(5,481,000)	100,000
Gain on re-measurement of previously held equity interest(1)	(19,567,000)	—
Net (income) loss attributable to noncontrolling interests	(7,919,000)	5,475,000
Depreciation, amortization, impairments, gain/loss on dispositions and gain on re-measurement — noncontrolling interests	(22,614,000)	(22,270,000)
FFO attributable to controlling interest	$94,577,000	$69,678,000

Business acquisition expenses(2)	$4,388,000	$13,022,000
Amortization of above- and below-market leases(3)	2,596,000	953,000
Amortization of closing costs(4)	237,000	201,000
Change in deferred rent(5)	(3,355,000)	(20,000)
Loss on debt extinguishments(6)	5,166,000	2,655,000
Gain in fair value of derivative financial instruments(7)	(500,000)	(8,200,000)
Foreign currency loss(8)	5,206,000	564,000
Impairment of goodwill(9)	23,277,000	—
Adjustments for unconsolidated entities(10)	222,000	573,000
Adjustments for noncontrolling interests(10)	(3,419,000)	(1,784,000)
MFFO attributable to controlling interest	$128,395,000	$77,642,000
Weighted average Class T and Class I common shares outstanding — basic and diluted	65,807,868	50,081,140
Net loss per Class T and Class I common share — basic and diluted	$(1.12)	$(1.06)
FFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$1.44	$1.39
MFFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$1.95	$1.55
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
(9)We recognized an impairment loss of our goodwill pertaining to our SHOP reporting segment as a result of our annual assessment of goodwill. We believe that adjusting for such non-recurring impairment loss provides useful supplemental information because such losses may not be reflective of on-going business transactions and operations and is consistent with management’s analysis of our operating performance.
(10)Includes all adjustments to eliminate the unconsolidated entities’ share or noncontrolling interests’ share, as applicable, of the adjustments described in notes (2) – (9) above to convert our FFO to MFFO.
Net Operating Income
Net operating income, or NOI, is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, business acquisition expenses, depreciation and amortization, interest expense, gain or loss on dispositions, impairment of real estate investments, impairment of goodwill, income or loss from unconsolidated entities, gain on re-measurement of previously held equity interest, foreign currency gain or loss, other income and income tax benefit or expense.
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
For the years ended December 31, 2022 and 2021, we recognized government grants as grant income or as a reduction of property operating expenses, as applicable. The government grants helped mitigate some of the negative impact that the COVID-19 pandemic had on our financial condition and results of operations. Without such relief funds, the COVID-19 pandemic would have had a material adverse impact to our NOI. For the years ended December 31, 2022 and 2021, NOI would have been approximately $276,290,000 and $196,385,000, respectively, excluding government grants recognized.

To facilitate understanding of this financial measure, the following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to NOI for the periods presented below:

	Years Ended December 31,
	2022	2021
Net loss	$(73,383,000)	$(53,269,000)
General and administrative	43,418,000	43,199,000
Business acquisition expenses	4,388,000	13,022,000
Depreciation and amortization	167,957,000	133,191,000
Interest expense	105,456,000	72,737,000
(Gain) loss on dispositions of real estate investments	(5,481,000)	100,000
Impairment of real estate investments	54,579,000	3,335,000
Impairment of goodwill	23,277,000	—
(Income) loss from unconsolidated entities	(1,407,000)	1,355,000
Gain on re-measurement of previously held equity interest	(19,567,000)	—
Foreign currency loss	5,206,000	564,000
Other income	(3,064,000)	(1,854,000)
Income tax expense	586,000	956,000
Net operating income	$301,965,000	$213,336,000
Subsequent Events
For a discussion of subsequent events, see Note 22, Subsequent Events, to our accompanying consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk. There were no material changes in our market risk exposures, or in the methods we use to manage market risk, between the years ended December 31, 2022 and 2021.
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
We have entered into, and may continue to enter into, derivative financial instruments such as interest rate swaps and interest rate caps in order to mitigate our interest rate risk on a related financial instrument, and for which we have not and may not elect hedge accounting treatment. We did not elect to apply hedge accounting treatment to these derivatives; therefore, changes in the fair value of interest rate derivative financial instruments were recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying consolidated statements of operations and comprehensive income (loss). As of December 31, 2022, we did not have any derivative financial instruments. We do not enter into derivative transactions for speculative purposes. See Note 22, Subsequent Events — Interest Rate Swap, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
The Financial Conduct Authority, or FCA, ceased publishing one-week and two-month LIBOR after December 31, 2021 and intends to cease publishing all remaining LIBOR after June 30, 2023. On January 19, 2022, we through our operating partnership, entered into the 2022 Credit Facility that bears interest at varying SOFR rates, at our option. On December 20, 2022, we entered into an amendment to the 2019 Trilogy Credit Facility, that among other things, replaced all references of LIBOR to SOFR. See Note 9, Lines of Credit and Term Loans — 2022 Credit Facility, and 2019 Trilogy Credit Facility, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of the interest rate terms applicable to such facilities.

We have variable-rate debt outstanding and maturing on various dates from 2023 to 2031 that are indexed to LIBOR. As such, we are monitoring and evaluating the related risks of the discontinuation of LIBOR, which include possible changes to the interest on loans or amounts received and paid on derivative instruments we may enter into in the future. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments tied to LIBOR could also be impacted when LIBOR is discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty. If a contract is not transitioned to an alternative rate when LIBOR is discontinued, the impact on our contracts is likely to vary. When LIBOR is discontinued, interest rates on our current or future indebtedness may be adversely affected. Currently we cannot estimate the overall impact of the phase-out of LIBOR on our current debt agreements, although it is possible that an alternative variable rate could raise our borrowing costs. It is not possible to predict whether LIBOR will continue to be viewed as an acceptable market “benchmark” prior to June 30, 2023, and it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.
As of December 31, 2022, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Assets
Debt security held-to-maturity	$—	$—	$93,433,000	$—	$—	$—	$93,433,000	$93,230,000
Weighted average interest rate on maturing fixed-rate debt security	—%	—%	4.24%	—%	—%	—%	4.24%	—
Liabilities
Fixed-rate debt — principal payments	$19,022,000	$73,545,000	$135,356,000	$154,957,000	$34,197,000	$468,815,000	$885,892,000	$717,458,000
Weighted average interest rate on maturing fixed-rate debt	3.17%	3.55%	4.28%	2.98%	3.29%	2.97%	3.24%	—
Variable-rate debt — principal payments	$490,803,000	$144,407,000	$30,198,000	$416,111,000	$550,226,000	$19,476,000	$1,651,221,000	$1,659,414,000
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of December 31, 2022)	7.03%	6.97%	6.31%	6.10%	6.05%	6.58%	6.44%	—
Debt Security Investment, Net
As of December 31, 2022, the net carrying value of our debt security investment was $83,000,000. As we expect to hold our debt security investment to maturity and the amounts due under such debt security investment would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our debt security investment, would have a significant impact on our operations. See Note 16, Fair Value Measurements, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a discussion of the fair value of our investment in a held-to-maturity debt security. The effective interest rate on our debt security investment was 4.24% per annum as of December 31, 2022.
Mortgage Loans Payable, Net and Lines of Credit and Term Loans
Mortgage loans payable were $1,254,479,000 ($1,229,847,000, net of discount/premium and deferred financing costs) as of December 31, 2022. As of December 31, 2022, we had 68 fixed-rate mortgage loans payable and 11 variable-rate mortgage loans payable with effective interest rates ranging from 2.21% to 7.26% per annum and a weighted average effective interest rate of 5.29%. In addition, as of December 31, 2022, we had $1,282,634,000 ($1,281,794,000, net of deferred financing fees) outstanding under our lines of credit and term loans, at a weighted-average interest rate of 6.34% per annum.
As of December 31, 2022, the weighted average effective interest rate on our outstanding debt was 5.82% per annum. An increase in the variable interest rate on our variable-rate mortgage loans payable and lines of credit and term loans constitutes a market risk. As of December 31, 2022, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on all of our other variable-rate mortgage loans payable and lines of credit and term loans by $8,371,000, or 7.76% of total annualized interest expense on our mortgage loans payable and lines of credit and term loans. See Note 8, Mortgage Loans Payable, Net, and Note 9, Lines of Credit and Term Loans, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2022 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2022, were effective at the reasonable assurance level.
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
Based on our evaluation under the Internal Control-Integrated Framework issued in 2013, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
(c) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after the end of fiscal year 2022 with respect to our 2023 annual meeting of stockholders.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after the end of fiscal year 2022 with respect to our 2023 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after the end of fiscal year 2022 with respect to our 2023 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after the end of fiscal year 2022 with respect to our 2023 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after the end of fiscal year 2022 with respect to our 2023 annual meeting of stockholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements:

(a)(2) Financial Statement Schedule:
The following financial statement schedule for the year ended December 31, 2022 is submitted herewith:

Page
Real Estate and Accumulated Depreciation (Schedule III)	142
All schedules other than the one listed above have been omitted as the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.
(a)(3) Exhibits:

Page
The exhibits listed in this section are included, or incorporated by reference, in this annual report.	157
(b) Exhibits:
See Item 15(a)(3) above.
(c) Financial Statement Schedule:
See Item 15(a)(2) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of American Healthcare REIT, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American Healthcare REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
Impairment of Long-Lived Assets relating to real estate investments — Refer to Note 2 to the financial statements
Critical Audit Matter Description
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of real estate investments for possible indications of impairment included the following, among others:
•Obtained independent market data to determine if there were indicators of impairment not identified by management.
•Determined whether there are adverse qualitative or quantitative asset-specific conditions, which may indicate that an other than temporary impairment exists.
/s/ Deloitte & Touche LLP
Costa Mesa, California
March 17, 2023
We have served as the Company’s auditor since 2013.

AMERICAN HEALTHCARE REIT, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2022 and 2021

	December 31,
	2022	2021
ASSETS
Real estate investments, net	$3,581,609,000	$3,514,686,000
Debt security investment, net	83,000,000	79,315,000
Cash and cash equivalents	65,052,000	81,597,000
Restricted cash	46,854,000	43,889,000
Accounts and other receivables, net	137,501,000	122,778,000
Identified intangible assets, net	236,283,000	248,871,000
Goodwill	231,611,000	209,898,000
Operating lease right-of-use assets, net	276,342,000	158,157,000
Other assets, net	128,446,000	121,148,000
Total assets	$4,786,698,000	$4,580,339,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$1,229,847,000	$1,095,594,000
Lines of credit and term loans(1)	1,281,794,000	1,226,634,000
Accounts payable and accrued liabilities(1)	243,831,000	187,254,000
Accounts payable due to affiliates(1)	—	866,000
Identified intangible liabilities, net	10,837,000	12,715,000
Financing obligations(1)	48,406,000	33,653,000
Operating lease liabilities(1)	273,075,000	145,485,000
Security deposits, prepaid rent and other liabilities(1)	49,545,000	48,567,000
Total liabilities	3,137,335,000	2,750,768,000

Commitments and contingencies (Note 12)

Redeemable noncontrolling interests (Note 13)	81,598,000	72,725,000

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Class T common stock, $0.01 par value per share; 200,000,000 shares authorized; 19,535,095 and 19,294,102 shares issued and outstanding as of December 31, 2022 and 2021, respectively	194,000	193,000
Class I common stock, $0.01 par value per share; 800,000,000 shares authorized; 46,675,367 and 46,463,902 shares issued and outstanding as of December 31, 2022 and 2021, respectively	467,000	465,000
Additional paid-in capital	2,540,424,000	2,533,904,000
Accumulated deficit	(1,138,304,000)	(951,303,000)
Accumulated other comprehensive loss	(2,690,000)	(1,966,000)
Total stockholders’ equity	1,400,091,000	1,581,293,000
Noncontrolling interests (Note 14)	167,674,000	175,553,000
Total equity	1,567,765,000	1,756,846,000
Total liabilities, redeemable noncontrolling interests and equity	$4,786,698,000	$4,580,339,000

AMERICAN HEALTHCARE REIT, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
As of December 31, 2022 and 2021

___________
(1)Such liabilities of American Healthcare REIT, Inc., represented liabilities of American Healthcare REIT Holdings, LP or its consolidated subsidiaries as of December 31, 2022 and 2021. American Healthcare REIT Holdings, LP is a variable interest entity, or VIE, and a consolidated subsidiary of American Healthcare REIT, Inc. The creditors of American Healthcare REIT Holdings, LP or its consolidated subsidiaries do not have recourse against American Healthcare REIT, Inc., except for the 2022 Credit Facility, as defined in Note 9, held by American Healthcare REIT Holdings, LP in the amount of $965,900,000 as of December 31, 2022 and the 2018 Credit Facility and 2019 Credit Facility, each as defined in Note 9, held by American Healthcare REIT Holdings, LP in the amount of $441,900,000 and $480,000,000, respectively, as of December 31, 2021, which were guaranteed by American Healthcare REIT, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2022, 2021 and 2020

	Years Ended December 31,
	2022	2021	2020
Revenues and grant income:
Resident fees and services	$1,412,156,000	$1,123,935,000	$1,069,073,000
Real estate revenue	205,344,000	141,368,000	120,047,000
Grant income	25,675,000	16,951,000	55,181,000
Total revenues and grant income	1,643,175,000	1,282,254,000	1,244,301,000
Expenses:
Property operating expenses	1,281,526,000	1,030,193,000	993,727,000
Rental expenses	59,684,000	38,725,000	32,298,000
General and administrative	43,418,000	43,199,000	27,007,000
Business acquisition expenses	4,388,000	13,022,000	290,000
Depreciation and amortization	167,957,000	133,191,000	98,858,000
Total expenses	1,556,973,000	1,258,330,000	1,152,180,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishments)	(105,956,000)	(80,937,000)	(71,278,000)
Gain (loss) in fair value of derivative financial instruments	500,000	8,200,000	(3,906,000)
Gain (loss) on dispositions of real estate investments	5,481,000	(100,000)	1,395,000
Impairment of real estate investments	(54,579,000)	(3,335,000)	(11,069,000)
Impairment of goodwill	(23,277,000)	—	—
Income (loss) from unconsolidated entities	1,407,000	(1,355,000)	(4,517,000)
Gain on re-measurement of previously held equity interest	19,567,000	—	—
Foreign currency (loss) gain	(5,206,000)	(564,000)	1,469,000
Other income	3,064,000	1,854,000	1,570,000
Total net other expense	(158,999,000)	(76,237,000)	(86,336,000)
(Loss) income before income taxes	(72,797,000)	(52,313,000)	5,785,000
Income tax (expense) benefit	(586,000)	(956,000)	3,078,000
Net (loss) income	(73,383,000)	(53,269,000)	8,863,000
Net (income) loss attributable to noncontrolling interests	(7,919,000)	5,475,000	(6,700,000)
Net (loss) income attributable to controlling interest	$(81,302,000)	$(47,794,000)	$2,163,000
Net (loss) income per Class T and Class I common share attributable to controlling interest — basic and diluted	$(1.24)	$(0.95)	$0.05
Weighted average number of Class T and Class I common shares outstanding — basic and diluted	65,807,868	50,081,140	44,979,210

Net (loss) income	$(73,383,000)	$(53,269,000)	$8,863,000
Other comprehensive (loss) income:
Foreign currency translation adjustments	(724,000)	(65,000)	247,000
Total other comprehensive (loss) income	(724,000)	(65,000)	247,000
Comprehensive (loss) income	(74,107,000)	(53,334,000)	9,110,000
Comprehensive (income) loss attributable to noncontrolling interests	(7,919,000)	5,582,000	(6,700,000)
Comprehensive (loss) income attributable to controlling interest	$(82,026,000)	$(47,752,000)	$2,410,000
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2022, 2021 and 2020

	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2019	44,932,564	$449,000	$1,729,911,000	$(827,550,000)	$(2,255,000)	$900,555,000	$158,108,000	$1,058,663,000
Offering costs — common stock	—	—	(9,000)	—	—	(9,000)	—	(9,000)
Issuance of common stock under the DRIP	538,763	5,000	21,857,000	—	—	21,862,000	—	21,862,000
Issuance of vested and nonvested restricted common stock	1,737	—	14,000	—	—	14,000	—	14,000
Amortization of nonvested common stock compensation	—	—	141,000	—	—	141,000	—	141,000
Stock based compensation	—	—	—	—	—	—	(1,188,000)	(1,188,000)
Repurchase of common stock	(558,476)	(5,000)	(23,102,000)	—	—	(23,107,000)	—	(23,107,000)
Issuance of noncontrolling interest	—	—	515,000	—	—	515,000	10,485,000	11,000,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(5,463,000)	(5,463,000)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(715,000)	(715,000)
Adjustment to value of redeemable noncontrolling interests	—	—	2,611,000	—	—	2,611,000	1,103,000	3,714,000
Distributions declared ($0.86 per share)	—	—	—	(38,884,000)	—	(38,884,000)	—	(38,884,000)
Net income	—	—	—	2,163,000	—	2,163,000	6,045,000	8,208,000	(1)
Other comprehensive income	—	—	—	—	247,000	247,000	—	247,000
BALANCE — December 31, 2020	44,914,588	$449,000	$1,731,938,000	$(864,271,000)	$(2,008,000)	$866,108,000	$168,375,000	$1,034,483,000
Offering costs — common stock	—	—	(14,000)	—	—	(14,000)	—	(14,000)
Issuance of common stock and purchase of noncontrolling interest in connection with the Merger	20,432,815	204,000	764,944,000	—	—	765,148,000	(43,203,000)	721,945,000	(2)
Issuance of operating partnership units to acquire AHI	—	—	36,449,000	—	107,000	36,556,000	75,727,000	112,283,000
Issuance of common stock under the DRIP	207,866	2,000	7,664,000	—	—	7,666,000	—	7,666,000
Issuance of vested and nonvested restricted common stock	213,091	3,000	38,000	—	—	41,000	—	41,000
Amortization of nonvested common stock compensation	—	—	816,000	—	—	816,000	—	816,000
Stock based compensation	—	—	—	—	—	—	(14,000)	(14,000)
Repurchase of common stock	(10,356)	—	(382,000)	—	—	(382,000)	—	(382,000)	(3)
Distributions to noncontrolling interests	—	—	—	—	—	—	(15,247,000)	(15,247,000)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(5,923,000)	(5,923,000)
Adjustment to value of redeemable noncontrolling interests	—	—	(7,549,000)	—	—	(7,549,000)	169,000	(7,380,000)
Distributions declared ($0.69 per share)	—	—	—	(39,238,000)	—	(39,238,000)	—	(39,238,000)
Net loss	—	—	—	(47,794,000)	—	(47,794,000)	(4,331,000)	(52,125,000)	(1)
Other comprehensive loss	—	—	—	—	(65,000)	(65,000)	—	(65,000)
BALANCE — December 31, 2021	65,758,004	$658,000	$2,533,904,000	$(951,303,000)	$(1,966,000)	$1,581,293,000	$175,553,000	$1,756,846,000

AMERICAN HEALTHCARE REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Years Ended December 31, 2022, 2021 and 2020

	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Offering costs — common stock	—	$—	$(2,000)	$—	$—	$(2,000)	$—	$(2,000)
Issuance of common stock under the DRIP	992,964	8,000	36,804,000	—	—	36,812,000	—	36,812,000
Issuance of nonvested restricted common stock	18,689	1,000	(1,000)	—	—	—	—	—
Amortization of nonvested restricted common stock and stock units	—	—	3,935,000	—	—	3,935,000	—	3,935,000
Stock based compensation	—	—	—	—	—	—	83,000	83,000
Repurchase of common stock	(559,195)	(6,000)	(20,693,000)	—	—	(20,699,000)	—	(20,699,000)
Distributions to noncontrolling interests	—	—	—	—	—	—	(13,985,000)	(13,985,000)
Adjustment to noncontrolling interest in connection with the Merger	—	—	(1,173,000)	—	—	(1,173,000)	1,173,000	—	(2)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(83,000)	(83,000)
Adjustment to value of redeemable noncontrolling interests	—	—	(13,353,000)	—	—	(13,353,000)	(3,391,000)	(16,744,000)
Purchase of redeemable noncontrolling interest	—	—	1,003,000	—	—	1,003,000	—	1,003,000
Distributions declared ($1.60 per share)	—	—	—	(105,699,000)	—	(105,699,000)	—	(105,699,000)
Net (loss) income	—	—	—	(81,302,000)	—	(81,302,000)	8,324,000	(72,978,000)	(1)
Other comprehensive loss	—	—	—	—	(724,000)	(724,000)	—	(724,000)
BALANCE — December 31, 2022	66,210,462	$661,000	$2,540,424,000	$(1,138,304,000)	$(2,690,000)	$1,400,091,000	$167,674,000	$1,567,765,000
___________
(1)For the years ended December 31, 2022, 2021 and 2020, amounts exclude $(405,000), $(1,144,000) and $655,000, respectively, of net (loss) income attributable to redeemable noncontrolling interests. See Note 13, Redeemable Noncontrolling Interests, for a further discussion.
(2)In connection with the Merger, as defined in Note 1, on October 1, 2021, a wholly owned subsidiary of Griffin-American Healthcare REIT IV Holdings, LP sold its 6.0% interest in Trilogy REIT Holdings, LLC to GAHR III, as defined in Note 1. See Note 14, Equity — Noncontrolling Interests in Total Equity, for a further discussion.
(3)Prior to the Merger, but upon the closing of the AHI Acquisition, as defined in Note 1, GAHR III redeemed all 5,148 shares of its common stock held by GAHR III’s former advisor as well as all 5,208 shares of GAHR IV Class T common stock held by the former advisor of GAHR IV, as defined in Note 1.

AMERICAN HEALTHCARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2022, 2021 and 2020

	Years Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(73,383,000)	$(53,269,000)	$8,863,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	167,957,000	133,191,000	98,858,000
Other amortization	32,643,000	24,189,000	30,789,000
Deferred rent	(6,520,000)	(2,673,000)	(5,606,000)
Stock based compensation	3,909,000	9,658,000	(1,187,000)
(Gain) loss on dispositions of real estate investments	(5,481,000)	100,000	(1,395,000)
Impairment of real estate investments	54,579,000	3,335,000	11,069,000
Impairment of goodwill	23,277,000	—	—
(Income) loss from unconsolidated entities	(1,407,000)	1,355,000	4,517,000
Gain on re-measurement of previously held equity interest	(19,567,000)	—	—
Foreign currency loss (gain)	4,893,000	573,000	(1,522,000)
Loss on extinguishments of debt	5,166,000	2,655,000	—
Change in fair value of derivative financial instruments	(500,000)	(8,200,000)	3,906,000
Deferred income taxes	—	—	(3,329,000)
Other adjustments	—	466,000	—
Changes in operating assets and liabilities:
Accounts and other receivables	(4,457,000)	3,691,000	20,318,000
Other assets	(8,303,000)	(2,775,000)	(7,357,000)
Accounts payable and accrued liabilities	14,062,000	(32,571,000)	30,290,000
Accounts payable due to affiliates	(184,000)	(7,140,000)	5,162,000
Operating lease liabilities	(24,699,000)	(16,793,000)	(23,790,000)
Security deposits, prepaid rent and other liabilities	(14,217,000)	(37,879,000)	49,570,000
Net cash provided by operating activities	147,768,000	17,913,000	219,156,000
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate investments	(73,229,000)	(80,109,000)	(30,552,000)
Developments and capital expenditures	(71,520,000)	(79,695,000)	(128,302,000)
Acquisition of previously held equity interest	(13,714,000)	—	—
Cash, cash equivalents and restricted cash acquired in connection with the Merger and the AHI Acquisition	—	17,852,000	—
Proceeds from dispositions of real estate investments	48,297,000	4,499,000	12,525,000
Investments in unconsolidated entities	(4,858,000)	(650,000)	(960,000)
Issuance of note receivable	(3,000,000)	—	—
Real estate and other deposits	(554,000)	(549,000)	(656,000)
Net cash used in investing activities	(118,578,000)	(138,652,000)	(147,945,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgage loans payable	120,057,000	298,515,000	92,399,000
Payments on mortgage loans payable	(125,454,000)	(34,616,000)	(71,990,000)
Early payoff of mortgage loans payable	—	—	(2,601,000)
Borrowings under the lines of credit and term loans	1,160,400,000	51,100,000	121,755,000
Payments on the lines of credit and term loans	(1,104,400,000)	(157,000,000)	(94,000,000)
Borrowings under financing obligations	25,900,000	—	1,907,000
Payments on financing obligations	(13,677,000)	(11,685,000)	(5,453,000)

AMERICAN HEALTHCARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Years Ended December 31, 2022, 2021 and 2020

	Years Ended December 31,
	2022	2021	2020
Deferred financing costs	$(7,550,000)	$(3,854,000)	$(4,890,000)
Debt extinguishment costs	(3,243,000)	(127,000)	—
Distributions paid to common stockholders	(51,122,000)	(22,788,000)	(26,997,000)
Repurchase of common stock	(20,699,000)	(382,000)	(23,107,000)
Issuance of noncontrolling interest	—	—	11,000,000
Distributions to noncontrolling interests in total equity	(13,242,000)	(14,875,000)	(5,463,000)
Contributions from redeemable noncontrolling interests	273,000	152,000	—
Distributions to redeemable noncontrolling interests	(2,627,000)	(1,483,000)	(1,271,000)
Repurchase of redeemable noncontrolling interests and stock warrants	(4,679,000)	(8,933,000)	(150,000)
Payment of offering costs	(2,084,000)	(10,000)	(10,000)
Security deposits	(777,000)	95,000	60,000
Net cash (used in) provided by financing activities	(42,924,000)	94,109,000	(8,811,000)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(13,734,000)	$(26,630,000)	$62,400,000
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	154,000	(74,000)	(90,000)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	125,486,000	152,190,000	89,880,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$111,906,000	$125,486,000	$152,190,000

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period:
Cash and cash equivalents	$81,597,000	$113,212,000	$53,149,000
Restricted cash	43,889,000	38,978,000	36,731,000
Cash, cash equivalents and restricted cash	$125,486,000	$152,190,000	$89,880,000

End of period:
Cash and cash equivalents	$65,052,000	$81,597,000	$113,212,000
Restricted cash	46,854,000	43,889,000	38,978,000
Cash, cash equivalents and restricted cash	$111,906,000	$125,486,000	$152,190,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$88,682,000	$70,212,000	$65,771,000
Income taxes	$1,131,000	$1,239,000	$753,000
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued developments and capital expenditures	$30,211,000	$19,546,000	$22,342,000
Capital expenditures from financing obligations	$2,465,000	$1,409,000	$1,053,000
Tenant improvement overage	$1,408,000	$1,598,000	$4,482,000
Acquisition of real estate investments with assumed mortgage loans payable, net	$104,561,000	$—	$—
Acquisition of real estate investment with financing obligation	$—	$15,504,000	$—
Accrued offering costs	$1,256,000	$—	$—
Issuance of common stock under the DRIP	$36,812,000	$7,666,000	$21,861,000
Distributions declared but not paid — common stockholders	$26,484,000	$8,768,000	$—
Distributions declared but not paid — limited partnership units	$1,401,000	$467,000	$—
Distributions declared but not paid — restricted stock units	$65,000	$—	$—
Reclassification of noncontrolling interests to mezzanine equity	$83,000	$5,923,000	$715,000
Issuance of redeemable noncontrolling interests	$—	$7,999,000	$—

AMERICAN HEALTHCARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Years Ended December 31, 2022, 2021 and 2020

	Years Ended December 31,
	2022	2021	2020
The following represents the net increase (decrease) in certain assets and liabilities in connection with our acquisitions and dispositions of investments:
Accounts and other receivables	$2,410,000	$(153,000)	$(11,000)
Issuance of note receivable	$5,000,000	$—	$—
Other assets	$(12,337,000)	$(4,036,000)	$(253,000)
Mortgage loans payable, net	$33,241,000	$—	$—
Due to affiliates	$—	$6,000	$—
Financing obligations	$65,000	$—	$—
Accounts payable and accrued liabilities	$15,674,000	$(161,000)	$(110,000)
Security deposits and other liabilities	$15,919,000	$—	$(459,000)
Merger and AHI Acquisition (Note 1):
Issuance of limited partnership units in the AHI Acquisition	$—	$131,674,000	$—
Implied issuance of GAHR III common stock in exchange for net assets acquired and purchase of noncontrolling interests in connection with the Merger	$—	$722,169,000	$—
Fair value of mortgage loans payable and lines of credit and term loans assumed in the Merger	$—	$507,503,000	$—
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2022, 2021 and 2020
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
American Healthcare REIT, Inc., a Maryland corporation, is a self-managed real estate investment trust, or REIT, that owns a diversified portfolio of clinical healthcare real estate properties, focusing primarily on medical office buildings, or MOBs, senior housing, skilled nursing facilities, or SNFs, hospitals and other healthcare-related facilities. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). Our healthcare facilities operated under a RIDEA structure include our senior housing operating properties, or SHOP, and our integrated senior health campuses. We have originated and acquired secured loans and may also originate and acquire other real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income; however, we have selectively developed, and may continue to selectively develop, healthcare real estate properties. We have elected to be taxed as a REIT for U.S. federal income tax purposes. We believe that we have been organized and operated, and we intend to continue to operate, in conformity with the requirements for qualification and taxation as a REIT under the Code.
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
AHI Acquisition
Also on October 1, 2021, immediately prior to the consummation of the Merger, GAHR III acquired a newly formed entity, American Healthcare Opps Holdings, LLC, or NewCo, which we refer to as the AHI Acquisition, pursuant to a contribution and exchange agreement dated June 23, 2021, or the Contribution Agreement, between GAHR III; our operating partnership; American Healthcare Investors, LLC, or AHI; Griffin Capital Company, LLC, or Griffin Capital; Platform Healthcare Investor T-II, LLC; Flaherty Trust; and Jeffrey T. Hanson, the non-executive Chairman of our board of directors, or our board, Danny Prosky, our Chief Executive Officer and President, and Mathieu B. Streiff, one of our directors, or collectively, the AHI Principals. NewCo owned substantially all of the business and operations of AHI, as well as all of the equity interests in (i) Griffin-American Healthcare REIT IV Advisor, LLC, or GAHR IV Advisor, a subsidiary of AHI that served as the external advisor of GAHR IV, and (ii) Griffin-American Healthcare REIT III Advisor, LLC, or GAHR III Advisor, also referred to as our former advisor, a subsidiary of AHI that served as the external advisor of GAHR III.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Pursuant to the Contribution Agreement, AHI contributed substantially all of its business and operations to the surviving partnership, including its interest in GAHR III Advisor and GAHR IV Advisor, and Griffin Capital contributed its then-current ownership interest in GAHR III Advisor and GAHR IV Advisor to the surviving partnership. In exchange for these contributions, the surviving partnership issued limited partnership units, or OP units. Subject to working capital and other customary adjustments, the total approximate value of these OP units at the time of consummation of the transactions contemplated by the Contribution Agreement, and prior to the reverse stock split, was approximately $131,674,000, with a reference value for purposes thereof of $8.71 per OP unit, such that the surviving partnership issued 15,117,529 OP units as consideration, or the Closing Date Consideration. Following the consummation of the Merger and the AHI Acquisition, the Combined Company became self-managed. See “Operating Partnership and Former Advisor” below for a further discussion. Such OP units were owned by AHI Group Holdings, LLC, or AHI Group Holdings, which is owned and controlled by the AHI Principals, Platform Healthcare Investor TII, LLC, Flaherty Trust and a wholly owned subsidiary of Griffin Capital, or collectively, the NewCo Sellers.
The AHI Acquisition was treated as a business combination for accounting purposes, with GAHR III as both the legal and accounting acquiror of NewCo. While GAHR IV was the legal acquiror of GAHR III in the REIT Merger, GAHR III was determined to be the accounting acquiror in the REIT Merger in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 805, Business Combinations, or ASC Topic 805 after considering the relative share ownership and the composition of the governing body of the Combined Company. Thus, the financial information set forth herein subsequent to the consummation of the Merger and the AHI Acquisition reflects results of the Combined Company, and the financial information set forth herein prior to the Merger and the AHI Acquisition reflects GAHR III’s results. For this reason, period to period comparisons may not be meaningful.
See Note 4, Business Combinations — 2021 Business Combinations, for a further discussion of the Merger and the AHI Acquisition.
Operating Partnership and Former Advisor
We conduct substantially all of our operations through our operating partnership and we are the sole general partner of our operating partnership. As of December 31, 2022 and 2021, we owned an approximately 95.0% and 94.9% general partnership interest therein, respectively, and the remaining 5.0% and 5.1%, respectively, was owned by the NewCo Sellers.
Through September 30, 2021, we were externally advised by our former advisor pursuant to an advisory agreement, as amended, or the Advisory Agreement, between us and our former advisor. Our former advisor, subject to the oversight and review of our board, provided asset management, property management, acquisition, disposition and other advisory services on our behalf consistent with our investment policies and objectives. Following the Merger and the AHI Acquisition, we became self-managed and are no longer externally advised. As a result, any fees that would have otherwise been payable to our former advisor are no longer being paid to a third party. Upon consummation of the AHI Acquisition, we redeemed all 51 limited partnership units that our former advisor held in our operating partnership, as well as all 52 limited partnership units held by GAHR IV Advisor in GAHR IV Operating Partnership. Also, on October 1, 2021 and in connection with the AHI Acquisition, our operating partnership redeemed all 5,148 shares of our common stock owned by our former advisor and all 5,208 shares of our Class T common stock owned by GAHR IV Advisor in GAHR IV.
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
See the “Merger of Griffin-American Healthcare REIT III, Inc. and Griffin-American Healthcare REIT IV, Inc.” and “AHI Acquisition” sections above for a further discussion. See Note 13, Redeemable Noncontrolling Interests, and Note 14, Equity — Noncontrolling Interests in Total Equity, for a further discussion of the ownership in our operating partnership.
Public Offerings
Prior to the Merger, we raised $1,842,618,000 through a best efforts initial public offering that commenced on February 26, 2014, or the GAHR III initial offering, and issued 42,839,173 shares of our common stock. In addition, during the GAHR III initial offering, we issued 451,385 shares of our common stock pursuant to our initial distribution reinvestment plan, or the Initial DRIP, for a total of $18,511,000 in distributions reinvested. Following the deregistration of the GAHR III initial offering

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
on April 22, 2015, we continued issuing shares of our common stock pursuant to subsequent distribution reinvestment plan offerings.
On September 16, 2022, we filed with the United States Securities and Exchange Commission, or the SEC, a Registration Statement on Form S-11 (File No. 333-267464), with respect to a proposed public offering by us, or the Proposed Listing, of our shares of common stock in conjunction with a contemplated listing of our common stock on the New York Stock Exchange. Such registration statement and contemplated listing are not yet effective.
On November 10, 2022, our board approved charter amendments to effect on November 15, 2022 a one-for-four reverse stock split of our common stock and a corresponding reverse split of the partnership units in our operating partnership, or the Reverse Splits. All numbers of common shares and per share data, as well as the partnership units in our operating partnership, in our accompanying consolidated financial statements and related notes have been retroactively adjusted for all periods presented to give effect to the Reverse Splits.
See Note 14, Equity — Common Stock, and Note 14, Equity — Distribution Reinvestment Plan, for a further discussion of our public offerings.
Our Real Estate Investments Portfolio
We currently operate through six reportable business segments: integrated senior health campuses, MOBs, SNFs, SHOP, senior housing — leased and hospitals. As of December 31, 2022, we owned and/or operated 314 buildings and integrated senior health campuses including completed development and expansion projects, or approximately 19,897,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $4,624,249,000. In addition, as of December 31, 2022, we also owned a real estate-related debt investment purchased for $60,429,000.
COVID-19
Our residents, tenants, operating partners and managers, our industry and the U.S. economy continue to be adversely affected by the COVID-19 pandemic and related supply chain disruptions and labor shortages. While the COVID 19 pandemic is subsiding, the timing and extent of the economic recovery from the COVID-19 pandemic is dependent upon many factors, including the emergence and severity of COVID-19 variants, the effectiveness and frequency of booster vaccinations and the duration and implications of restrictions and safety measures. As the lasting effects of the COVID-19 pandemic is still impacting the healthcare system to a certain extent, it continues to present challenges for us as an owner and operator of healthcare facilities, making it difficult to ascertain the long-term impact the COVID-19 pandemic will have on real estate markets in which we own and/or operate properties and our portfolio of investments.
We have evaluated the impacts of the COVID-19 pandemic on our business thus far and incorporated information concerning such impacts into our assessments of liquidity, impairment and collectability from tenants and residents as of December 31, 2022. We will continue to monitor such impacts and will adjust our estimates and assumptions based on the best available information.
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries of which we have control, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership and as of December 31, 2022 and 2021, we owned an approximately 95.0% and 94.9% general partnership interest therein, respectively, and the remaining 5.0% and 5.1%, respectively, was owned by the NewCo Sellers. Prior to the Merger, we owned greater than a 99.99% general partnership interest in our operating partnership and our former advisor was a limited partner that owned less than a 0.01% noncontrolling limited partnership interest in our operating partnership.
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
Leases
Lessee: We determine if a contract is a lease upon inception of the lease and maintain a distinction between finance and operating leases. Pursuant to ASC Topic 842, Leases, or ASC Topic 842, lessees are required to recognize the following for all leases with terms greater than 12 months at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The lease liability is calculated by using either the implicit rate of the lease or the incremental borrowing rate. The accretion of lease liabilities and amortization expense on right-of-use assets for our operating leases are included in rental expenses, property operating expenses or general and administrative expenses in our accompanying consolidated statements of operations and comprehensive income (loss). Operating lease liabilities are calculated using our incremental borrowing rate based on the information available as of the lease commencement date.
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
Lessor: Pursuant to ASC Topic 842, lessors bifurcate lease revenues into lease components and non-lease components and separately recognize and disclose non-lease components that are executory in nature. Lease components continue to be recognized on a straight-line basis over the lease term and certain non-lease components may be accounted for under the revenue recognition guidance in ASC Topic 606, Revenue from Contracts with Customers, or ASC Topic 606. See the “Revenue Recognition” section below. ASC Topic 842 also provides for a practical expedient package that permits lessors to not separate non-lease components from the associated lease component if certain conditions are met. In addition, such practical expedient causes an entity to assess whether a contract is predominately lease or service based, and recognize the revenue from the entire contract under the relevant accounting guidance. We recognize revenue for our MOBs, senior housing, SNFs and hospitals segments as real estate revenue. Minimum annual rental revenue is recognized on a straight-line basis over the term of

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the related lease (including rent holidays). Differences between real estate revenue recognized and cash amounts contractually due from tenants under the lease agreements are recorded to deferred rent receivable, which is included in other assets, net in our accompanying consolidated balance sheets. Tenant reimbursement revenue, which comprises additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, are considered non-lease components and variable lease payments. We qualified for and elected the practical expedient as outlined above to combine the non-lease component with the lease component, which is the predominant component, and therefore the non-lease component is recognized as part of real estate revenue. In addition, as lessors, we exclude certain lessor costs (i.e., property taxes and insurance) paid directly by a lessee to third parties on our behalf from our measurement of variable lease revenue and associated expense (i.e., no gross up of revenue and expense for these costs); and include lessor costs that we paid and are reimbursed by the lessee in our measurement of variable lease revenue and associated expense (i.e., gross up revenue and expense for these costs).
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
Resident Fees and Services Revenue
We recognize resident fees and services revenue in accordance with ASC Topic 606. A significant portion of resident fees and services revenue represents healthcare service revenue that is reported at the amount that we expect to be entitled to in exchange for providing patient care. These amounts are due from patients, third-party payors (including health insurers and government programs), other healthcare facilities, and others and includes variable consideration for retroactive revenue adjustments due to settlement of audits, reviews, and investigations. Generally, we bill the patients, third-party payors and other healthcare facilities several days after the services are performed. Revenue is recognized as performance obligations are satisfied. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. Any differences between recorded revenues and subsequent adjustments are reflected in operations in the year finalized.
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Agreements with third-party payors typically provide for payments at amounts less than established charges. The following is a summary of the payment arrangements with major third-party payors:
•Medicare: Certain healthcare services are paid at prospectively determined rates based on cost-reimbursement methodologies subject to certain limits.
•Medicaid: Reimbursements for Medicaid services are generally paid at prospectively determined rates. In the state of Indiana, we participate in an Upper Payment Limit program, or IGT, with various county hospital partners, which provides supplemental Medicaid payments to SNFs that are licensed to non-state, government-owned entities such as county hospital districts. We have operational responsibility through management agreements for facilities retained by the county hospital districts including this IGT. The licenses and management agreements between the nursing center division and hospital districts are terminable by either party to restore the previous licensed status.
•Other: Payment agreements with certain commercial insurance carriers, health maintenance organizations and preferred provider organizations provide for payment using prospectively determined rates per discharge, discounts from established charges and prospectively determined periodic rates.
Laws and regulations concerning government programs, including Medicare and Medicaid, are complex and subject to varying interpretation. As a result of investigations by governmental agencies, various healthcare organizations have received requests for information and notices regarding alleged noncompliance with those laws and regulations, which, in some instances, have resulted in organizations entering into significant settlement agreements. Compliance with such laws and regulations may also be subject to future government review and interpretation as well as significant regulatory action, including fines, penalties and potential exclusion from the related programs. There can be no assurance that regulatory authorities will not challenge our compliance with these laws and regulations, and it is not possible to determine the impact such claims or penalties would have upon us, if any.
Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews and investigations. Adjustments arising from a change in the transaction price were not significant for the years ended December 31, 2022, 2021 and 2020.
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables disaggregate our resident fees and services revenue by line of business, according to whether such revenue is recognized at a point in time or over time, for the years then ended:

	Integrated Senior Health Campuses	SHOP(1)	Total
2022:
Over time	$1,019,198,000	$154,268,000	$1,173,466,000
Point in time	235,467,000	3,223,000	238,690,000
Total resident fees and services	$1,254,665,000	$157,491,000	$1,412,156,000

2021:
Over time	$824,991,000	$96,000,000	$920,991,000
Point in time	200,708,000	2,236,000	202,944,000
Total resident fees and services	$1,025,699,000	$98,236,000	$1,123,935,000

2020:
Over time	$787,116,000	$83,043,000	$870,159,000
Point in time	196,053,000	2,861,000	198,914,000
Total resident fees and services	$983,169,000	$85,904,000	$1,069,073,000
The following tables disaggregate our resident fees and services revenue by payor class for the years then ended:

	Integrated Senior Health Campuses	SHOP(1)	Total
2022:
Private and other payors	$582,448,000	$144,771,000	$727,219,000
Medicare	429,129,000	—	429,129,000
Medicaid	243,088,000	12,720,000	255,808,000
Total resident fees and services	$1,254,665,000	$157,491,000	$1,412,156,000

2021:
Private and other payors	$462,828,000	$94,673,000	$557,501,000
Medicare	349,876,000	—	349,876,000
Medicaid	212,995,000	3,563,000	216,558,000
Total resident fees and services	$1,025,699,000	$98,236,000	$1,123,935,000

2020:
Private and other payors	$437,133,000	$84,308,000	$521,441,000
Medicare	356,350,000	—	356,350,000
Medicaid	189,686,000	1,596,000	191,282,000
Total resident fees and services	$983,169,000	$85,904,000	$1,069,073,000
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accounts Receivable, Net — Resident Fees and Services Revenue
The beginning and ending balances of accounts receivable, net — resident fees and services are as follows:

	Private and Other Payors	Medicare	Medicaid	Total
Beginning balance — January 1, 2022	$42,056,000	$35,953,000	$16,922,000	$94,931,000
Ending balance — December 31, 2022	55,484,000	45,669,000	20,832,000	121,985,000
Increase	$13,428,000	$9,716,000	$3,910,000	$27,054,000
Deferred Revenue — Resident Fees and Services Revenue
The beginning and ending balances of deferred revenue — resident fees and services, almost all of which relates to private and other payors, are as follows:

Total
Beginning balance — January 1, 2022	$14,673,000
Ending balance — December 31, 2022	17,901,000
Increase	$3,228,000
In addition to the deferred revenue above, as of December 31, 2021, we had approximately $12,969,000 remaining in Medicare advance payments that were received during 2020 through an expanded program of the Centers for Medicare & Medicaid Services. Such amounts were included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheet as of December 31, 2021, and were fully applied to Medicare claims and recognized as resident fees and services revenue for the year ended December 31, 2022.
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
As of December 31, 2022 and 2021, we had $14,071,000 and $12,378,000, respectively, in allowances, which were determined necessary to reduce receivables by our expected future credit losses. For the years ended December 31, 2022, 2021 and 2020, we increased allowances by $21,538,000, $10,779,000 and $12,494,000, respectively, and reduced allowances for collections or adjustments by $9,161,000, $5,624,000 and $7,697,000, respectively. For the years ended December 31, 2022, 2021 and 2020, $10,684,000, $4,353,000 and $6,766,000, respectively, of our receivables were written off against the related allowances. For the year ended December 31, 2021, the allowance also included an increase of $2,110,000 as a result of the Merger.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Real Estate Investments Purchase Price Allocation
Upon the acquisition of real estate properties or entities owning real estate properties, we determine whether the transaction is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the assets acquired and liabilities assumed are not a business, we account for the transaction as an asset acquisition. Under both methods, we recognize the identifiable assets acquired and liabilities assumed; however, for a transaction accounted for as an asset acquisition, we capitalize transaction costs and allocate the purchase price using a relative fair value method allocating all accumulated costs, whereas for a transaction accounted for as a business combination, we immediately expense transaction costs incurred associated with the business combination and allocate the purchase price based on the estimated fair value of each separately identifiable asset and liability. For the years ended December 31, 2022 and 2021, our investment transactions were accounted for as asset acquisitions or as business combinations, as applicable. For the year ended December 31, 2020, all of our investment transactions were accounted for as asset acquisitions. See Note 3, Real Estate Investments, Net — Acquisition of Real Estate Investments, and Note 4, Business Combinations, for a further discussion.
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
The value of the above- or below-market component of the acquired in-place leases is determined based upon the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between: (i) the level payment equivalent of the contract rent paid pursuant to the lease; and (ii) our estimate of market rent payments taking into account the expected market rent growth. In the case of leases with options, a case-by-case analysis is performed based on all facts and circumstances of the specific lease to determine whether the option will be assumed to be exercised. The amounts related to above-market leases are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized as a decrease to real estate revenue over the remaining non-cancelable lease term of the acquired leases with each property. The amounts related to below-market leases are included in identified intangible liabilities, net in our accompanying consolidated balance sheets and are amortized as an increase to real estate revenue over the remaining non-cancelable lease term plus any below-market renewal options of the acquired leases with each property.
The value of in-place lease costs are based on management’s evaluation of the specific characteristics of the tenant’s lease and our overall relationship with the tenants. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The in-place lease intangible represents the value related to the economic benefit for acquiring a property with in-place leases as opposed to a vacant property, which is evaluated based on a review of comparable leases for a similar property, terms and conditions for marketing and executing new leases, and implied in the difference between the value of the whole property “as is” and “as vacant.” The net amounts related to in-place lease costs are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized as an increase to depreciation and amortization expense over the average downtime of the acquired leases with each property. The net amounts related to the value of tenant relationships, if any, are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized as an increase to depreciation and amortization expense over

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the average remaining non-cancelable lease term of the acquired leases plus the market renewal lease term. The value of a master lease, if any, in which a previous owner or a tenant is relieved of specific rental obligations as additional space is leased, is determined by discounting the expected real estate revenue associated with the master lease space over the assumed lease-up period.
The value of above- or below-market debt is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage at the time of assumption. The net value of above- or below-market debt is included in mortgage loans payable, net in our accompanying consolidated balance sheets and is amortized as an increase or decrease to interest expense, as applicable, over the remaining term of the assumed mortgage.
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
The values of the redeemable and nonredeemable noncontrolling interests are estimated by applying the income approach based on a discounted cash flow analysis. The fair value measurement may apply significant inputs that are not observable in the market. See Note 4, Business Combinations — 2021 Business Combinations — Fair Value of Noncontrolling Interests, for a further discussion of our fair value measurement approach and the significant inputs used in the values of redeemable and nonredeemable noncontrolling interests in GAHR IV.
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
As part of the leasing process, we may provide the lessee with an allowance for the construction of leasehold improvements. These leasehold improvements are capitalized and recorded as tenant improvements and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements, the allowance is considered to be a lease inducement and is included in other assets, net in our accompanying consolidated balance sheets. Lease inducement is amortized over the lease term as a reduction of real estate revenue on a straight-line basis. Factors considered during this evaluation include, among other things, who holds legal title to the improvements as well as other controlling rights provided by the lease agreement and provisions for substantiation of such costs (e.g., unilateral control of the tenant space during the build-out process). Determination of the appropriate accounting for the payment of a tenant allowance is made on a lease-by-lease basis, considering the facts and circumstances of the individual tenant lease. Recognition of lease revenue commences when the lessee is given possession of the leased space upon completion of tenant improvements when we are the owner of the leasehold improvements. However, when the leasehold improvements are owned by the tenant, the lease inception date (and the date on which recognition of lease revenue commences) is the date the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements.
Goodwill
Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of a business acquired in a business combination. Our goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We compare the fair value of a reporting unit with its carrying amount. We recognize an impairment loss to the extent the carrying value of goodwill exceeds the implied value in the current period. We take a qualitative approach, as applicable, to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
See Note 4, Business Combinations, for a further discussion of goodwill recognized in connection with our business combinations, and Note 19, Segment Reporting, for a further discussion of goodwill allocation by segment and impairment of goodwill.
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
See Note 3, Real Estate Investments, Net, for a further discussion of impairment of long-lived assets. See Note 6, Identified Intangible Assets, Net, for a further discussion.
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Our properties held for sale are included in other assets, net in our accompanying consolidated balance sheets. We did not recognize impairment charges on properties held for sale for the years ended December 31, 2022 and 2021. For the year ended December 31, 2020, we determined that the fair values of two integrated senior health campuses that were held for sale were lower than their carrying amounts, and as such, we recognized an aggregate impairment charge of $2,719,000, which reduced the total aggregate carrying value of such assets to $807,000. The fair values of such properties were determined by the sales prices from executed purchase and sales agreements with third-party buyers, and adjusted for anticipated selling costs, which were considered Level 2 measurements within the fair value hierarchy.
For the year ended December 31, 2022, we disposed of two integrated senior health campuses included in properties held for sale for an aggregate contract sales price of $18,700,000 and recognized an aggregated net gain on sale of $3,421,000. For the year ended December 31, 2021, we disposed of two integrated senior health campuses included in properties held for sale for an aggregate contract sales price of $500,000 and recognized an aggregate net loss on sale of $114,000. For the year ended December 31, 2020, we disposed of two integrated senior health campuses included in properties held for sale for an aggregate contract sales price of $10,457,000 and recognized an aggregate net gain on sale of $1,380,000.
For the years ended December 31, 2021 and 2020, our former advisor agreed to waive $93,000 and $431,000, respectively, of disposition fees that may otherwise have been due to our former advisor pursuant to the Advisory Agreement. Our former advisor did not receive any additional securities, shares of stock or any other form of consideration or any repayment as a result of the waiver of such disposition fees. See Note 3, Real Estate Investments, Net, for a further discussion of our property dispositions, as well as Note 14, Equity — Noncontrolling Interests in Total Equity, for a discussion of the disposition of membership interests in a consolidated limited liability company.
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
See Note 5, Debt Security Investment, Net, for a further discussion.
Derivative Financial Instruments
We are exposed to the effect of interest rate changes in the normal course of business. We seek to mitigate these risks by following established risk management policies and procedures, which include the occasional use of derivatives. Our primary strategy in entering into derivative contracts, such as fixed-rate interest rate swaps and interest rate caps, is to add stability to interest expense and to manage our exposure to interest rate movements by effectively converting a portion of our variable-rate debt to fixed-rate debt. We do not enter into derivative instruments for speculative purposes.
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
See Note 16, Fair Value Measurements, for a further discussion.
Other Assets, Net
Other assets, net primarily consists of inventory, prepaid expenses and deposits, certain deferred financing costs related to our lines of credit and term loans, deferred rent receivables, deferred tax assets, investments in unconsolidated entities, lease inducements and lease commissions. Inventory consists primarily of pharmaceutical and medical supplies and is stated at the lower of cost (first-in, first-out) or market. Deferred financing costs related to our lines of credit and term loans include amounts paid to lenders and others to obtain such financing. Such costs are amortized using the straight-line method over the term of the related loan, which approximates the effective interest rate method. Amortization of deferred financing costs related to our lines of credit and term loans is included in interest expense in our accompanying consolidated statements of operations and comprehensive income (loss). Lease commissions are amortized using the straight-line method over the term of the related lease. Prepaid expenses are amortized over the related contract periods.
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
See Note 7, Other Assets, Net, for a further discussion.
Accounts Payable and Accrued Liabilities
As of December 31, 2022 and 2021, accounts payable and accrued liabilities primarily include insurance reserves of $39,893,000 and $36,440,000, respectively, reimbursement of payroll-related costs to the managers of our SHOP and integrated senior health campuses of $38,624,000 and $31,101,000, respectively, accrued property taxes of $24,926,000 and $22,102,000, respectively, accrued developments and capital expenditures to unaffiliated third parties of $30,211,000 and $22,852,000, respectively, and accrued distributions to common stockholders of $26,484,000 and $8,768,000, respectively.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock Based Compensation
We follow ASC Topic 718, Compensation — Stock Compensation, or ASC Topic 718, to account for our stock compensation pursuant to the 2015 Incentive Plan, or the AHR Incentive Plan, using the fair value method, which requires an estimate of fair value of the award at the time of grant and recognition of compensation expense on a straight-line basis over the requisite service period of the awards. The compensation expense is adjusted for actual forfeitures upon occurrence. Awards granted under the AHR Incentive Plan consist of restricted stock or units issued to our executive officers and employees, in addition to restricted stock issued to our directors. See Note 14, Equity — AHR 2015 Incentive Plan, for a further discussion of awards granted under the AHR Incentive Plan.
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
Income Taxes
We qualified, and elected to be taxed, as a REIT under the Code, and we intend to continue to qualify to be taxed as a REIT. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute to our stockholders a minimum of 90.0% of our annual taxable income, excluding net capital gains. We generally will not be subject to U.S. federal income taxes if we distribute 100% of our taxable income each year to our stockholders.
If we fail to maintain our qualification as a REIT in any taxable year, we will then be subject to U.S. federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our net income and net cash available for distribution to our stockholders.
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
See Note 17, Income Taxes, for a further discussion.
Segment Disclosure
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. Accordingly, when we acquired our first MOB in June 2014; SNF in September 2014; hospital in December 2014; SHOP in May 2015; skilled nursing facility in October 2015; and integrated senior health campus in December 2015, we established a new reportable segment at such time. As of December 31, 2022, we operated through six reportable business segments, with activities related to investing in integrated senior health campuses, MOBs, SNFs, SHOP, senior housing — leased and hospitals.
See Note 19, Segment Reporting, for a further discussion.
GLA and Other Measures
GLA and other measures used to describe real estate investments included in our accompanying consolidated financial statements are presented on an unaudited basis.
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update, or ASU, 2020-04, Facilitation of the Effects of Reference Rate Reform of Financial Reporting, or ASU 2020-04, which provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria. ASU 2020-04 applies to the aforementioned transactions that reference the London Inter-bank Offered Rate, or LIBOR, or another reference rate expected to be discontinued because of the reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), or ASU 2021-01, which clarifies that certain optional expedients and exceptions for contract modification and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of the discontinuation of the use of LIBOR as a benchmark interest rate due to reference rate reform. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, or ASU 2022-06, which extends the period of time entities can utilize the reference rate reform relief guidance under ASU 2020-04 from December 31, 2022 to December 31, 2024. ASU 2020-04, ASU 2021-01 and ASU 2022-06 are effective for fiscal years and interim periods beginning after March 12, 2020 and through the effective date December 31, 2024, as extended by ASU 2022-06. We are currently evaluating the impact this guidance has on our variable-rate debt and lease contracts to determine the impact on our disclosures.
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
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, or ASU 2021-08, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquiror on the acquisition date in accordance with ASC Topic 606 as if it had originated the contracts. Under the current business combination guidance, such assets and liabilities were recognized by the acquiror as fair value on the acquisition date. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022. Early adoption is permitted. We adopted such accounting pronouncements on January 1, 2023, which did not have a material impact to our consolidated financial statements and disclosures.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In March 2022, the FASB issued ASU 2022-02, Financial Instruments — Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures, or ASU 2022-02, which eliminates certain previously issued accounting guidance for troubled debt restructurings, or TDRs, and enhances disclosure requirements surrounding refinancing, restructurings, and write-offs. Current GAAP provides an exception to general recognition and measurement guidance for loan restructurings if they meet specific criteria to be considered TDRs. If a modification is a TDR, incremental expected losses are recorded in the allowance for credit losses upon modification and specific disclosures are required. The new amendment eliminates the TDR recognition and measurement guidance and requires the reporting entity to evaluate whether the modification represents a new loan or a continuation of an existing loan, consistent with accounting for other loan modifications. The amendment also requires public business entities to disclose current-period gross write-offs by year of origination for certain financing receivables and net investments in leases. For entities that have adopted the previously issued guidance amended by this update, ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which we adopted during the year ended December 31, 2020, this update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for entities that have adopted the previously issued guidance amended by this update. We adopted such accounting pronouncements on January 1, 2023, which did not have a material impact to our consolidated financial statements and disclosures.
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Building, improvements and construction in process	$3,670,361,000	$3,505,786,000
Land and improvements	344,359,000	334,562,000
Furniture, fixtures and equipment	221,727,000	198,224,000
	4,236,447,000	4,038,572,000
Less: accumulated depreciation	(654,838,000)	(523,886,000)
	$3,581,609,000	$3,514,686,000
Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $141,257,000, $109,036,000 and $90,997,000, respectively. In addition to the acquisitions and dispositions discussed below, for the years ended December 31, 2022, 2021 and 2020, we incurred capital expenditures of $32,373,000, $21,605,000 and $17,854,000, respectively, for our MOBs, $30,926,000, $62,596,000 and $111,286,000, respectively, for our integrated senior health campuses, $9,280,000, $3,539,000 and $1,232,000, respectively, for our SHOP, $4,000, $0 and $47,000, respectively, for our hospitals and $0, $31,000 and $0, respectively, for our SNFs. We did not incur any capital expenditures for our senior housing — leased segment for the years ended December 31, 2022, 2021 and 2020.
Included in the capital expenditure amounts above are costs for the development and expansion of our integrated senior health campuses. For the year ended December 31, 2022, we exercised our right to purchase a leased property that cost $15,462,000 to develop and incurred $7,543,000 to expand three of our existing integrated senior health campuses. For the year ended December 31, 2021, we completed the development of three integrated senior health campuses for $50,435,000 and incurred $22,720,000 to expand two of our existing integrated senior health campuses. We also exercised our right to purchase a leased property that cost $11,004,000. For the year ended December 31, 2020, we completed the development of six integrated senior health campuses for $64,409,000 and incurred $2,573,000 to expand two of our existing integrated senior health campuses.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Acquisitions of Real Estate Investments
2022 Acquisitions of Real Estate Investments
For the year ended December 31, 2022, we, through a majority-owned subsidiary of Trilogy Investors, LLC, or Trilogy, of which we own 73.1%, exercised purchase options to acquire four previously leased real estate investments located in Indiana and Kentucky for an aggregate contract purchase price of $54,805,000, which investments are included in our integrated senior health campus segment. We financed such acquisitions with cash on hand and a mortgage loan payable with a principal balance of $52,725,000. In addition, for the year ended December 31, 2022, we, through a majority-owned subsidiary of Trilogy, acquired land parcels in Indiana and Kentucky for the future development and expansion of our integrated senior health campuses for an aggregate contract purchase price of $1,020,000, plus closing costs.
We accounted for our acquisitions of land and previously leased real estate investments completed during the year ended December 31, 2022 described above as asset acquisitions. For the year ended December 31, 2022, we incurred and capitalized closing costs and direct acquisition related expenses of $303,000. The following table summarizes the purchase price of such assets acquired, adjusted for $37,464,000 operating lease right-of-use assets and $36,326,000 operating lease liabilities, and based on their relative fair values:

2022 Acquisitions
Building and improvements	$49,645,000
Land and improvements	8,885,000
Total assets acquired	$58,530,000
2021 Acquisitions of Real Estate Investments
For the year ended December 31, 2021, we, through a majority-owned subsidiary of Trilogy, acquired a portfolio of six previously leased real estate investments located in Indiana and Ohio. The following is a summary of such property acquisitions, which are included in our integrated senior health campuses segment:

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
For the year ended December 31, 2021, and prior to the Merger, we, through a majority-owned subsidiary of Trilogy, acquired land parcels in Indiana and Ohio for the future development and expansion of our integrated senior health campuses for an aggregate contract purchase price of $1,459,000 plus closing costs. We paid to our former advisor an acquisition fee of 2.25% of the portion of the contract purchase price of each land parcel attributed to our ownership interest. On October 15, 2021, we, through a majority-owned subsidiary of Trilogy, acquired a land parcel in Ohio for a contract purchase price of $249,000, plus closing costs.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We accounted for our acquisitions of land and previously leased real estate investments completed during the year ended December 31, 2021 described above as asset acquisitions. For the year ended December 31, 2021, we incurred and capitalized closing costs and direct acquisition related expenses of $1,855,000. The following table summarizes the purchase price of such assets acquired at the time of acquisition, adjusted for $57,647,000 operating lease right-of-use assets and $54,564,000 operating lease liabilities, and based on their relative fair values:

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
We accounted for our acquisitions of land and previously leased real estate investments completed during the year ended December 31, 2020 described above as asset acquisitions. For the year ended December 31, 2020, we incurred and capitalized closing costs and direct acquisition related expenses of $709,000. The following table summarizes the purchase price of the assets acquired at the time of acquisition, adjusted for $14,281,000 of operating lease right-of-use assets and $15,530,000 of operating lease liabilities, and based on their relative fair values:

2020 Acquisitions
Building and improvements	$26,311,000
Land	4,563,000
Total assets acquired	$30,874,000

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dispositions of Real Estate Investments
Below is a summary of dispositions of real estate investments for the years ended December 31, 2022 and 2021. We did not dispose of any real estate investments for the year ended December 31, 2020.
2022 Dispositions of Real Estate Investments
For the year ended December 31, 2022, we disposed of one MOB in Tennessee and three facilities in Florida within our Central Florida Senior Housing Portfolio. We recognized a total aggregate gain on such dispositions of $1,370,000. The following is a summary of such dispositions, which were included in our MOBs and SHOP segments, as applicable:

Location	Date Disposed	Contract Sales Price
Brooksville, FL(1)	11/15/22	$2,640,000
Sanford, FL(1)	12/15/22	3,750,000
Memphis, TN	12/20/22	9,600,000
Bradenton FL(1)	12/30/22	7,215,000
Total		$23,205,000
___________
(1)See Note 13, Redeemable Noncontrolling Interests, for information about the ownership of the Central Florida Senior Housing Portfolio.
2021 Disposition of Real Estate Investments
In July 2021, we, through a majority-owned subsidiary of Trilogy, sold an integrated senior health campus, or the Sold Property, to an unaffiliated third party, or the Buyer, and leased it back, while retaining control of the Sold Property. This transaction did not meet the criteria for a sale and leaseback under GAAP. The lease agreement includes a finance obligation with a present value of $15,504,000 representing our obligation to purchase the Sold Property between 2028 and 2029. Simultaneously, we, through a majority-owned subsidiary of Trilogy, purchased a previously leased integrated senior health campus, or the Purchased Property, from the Buyer which was in exchange for the Sold Property. No cash consideration was exchanged as part of the transactions explained above. As of the transaction date, the carrying value of the Purchased Property of $14,807,000 was recorded to real estate investments, net, in our accompanying consolidated balance sheet and the carrying value of the finance obligation of $15,504,000 was recorded to financing obligations in our accompanying consolidated balance sheet.
Sale of Controlling Interests in Developments
On February 8, 2022, we sold approximately 74.0% of our ownership interests in several real estate development assets within our integrated senior health campuses segment for an aggregate sales price of $19,622,000 and we recognized an aggregate gain on sale of $683,000 for the year ended December 31, 2022. At the time of sale, we retained approximately 26.0% ownership interests in such real estate development assets. As of December 31, 2022, we own approximately 31.6% ownership interests in such real estate development assets, which interests are accounted for as investments in unconsolidated entities within other assets, net in our accompanying consolidated balance sheet as of December 31, 2022. From February 8, 2022 through December 31, 2022, our interests in the net earnings or losses of such unconsolidated entities were included in income or loss from unconsolidated entities in our accompanying consolidated statements of operations and comprehensive income (loss).
See Note 4, Business Combinations, for a discussion of real estate investment acquisitions accounted for business combinations for the years ended December 31, 2022 and 2021. We did not have any business combinations for the year ended December 31, 2020.
Impairment of Real Estate Investments
For the year ended December 31, 2022, we determined that 12 facilities within our SHOP segment were impaired and recognized an aggregate impairment charge of $54,579,000, which reduced the total aggregate carrying value of such facilities to $81,149,000. We disposed of three of such impaired facilities during the fourth quarter of 2022, as discussed in the “Dispositions of Real Estate Investments” section above. The fair value of one of our impaired facilities was determined by the

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
sales price from an executed purchase and sale agreement with a third-party buyer, which was considered a Level 2 measurement within the fair value hierarchy. The fair value of our remaining 11 impaired facilities were based on their projected sales prices, which were considered Level 2 measurements within the fair value hierarchy.
For the year ended December 31, 2021, we determined that one MOB was impaired and recognized an impairment charge of $3,335,000, which reduced the carrying value of such asset to $2,880,000. The fair value of such property was determined by the sales price from an executed purchase and sale agreement with third-party buyer, and adjusted for anticipated selling costs, which was considered a Level 2 measurement within the fair value hierarchy. We disposed of such impaired MOB in July 2021 for a contract sales price of $3,000,000 and recognized a net gain on sale of $346,000.
For the year ended December 31, 2020, we determined that one SNF and one MOB were impaired and recognized an aggregate impairment charge of $8,350,000, which reduced the total carrying value of such assets to $4,256,000. The fair values of such properties were determined by the sales price from executed purchase and sales agreements with third-party buyers, and adjusted for anticipated selling costs, which were considered Level 2 measurements within the fair value hierarchy. We disposed of such impaired MOB in July 2020 for a contract sales price of $3,500,000 and recognized a net gain on sale of $15,000. As of December 31, 2020, the remaining $1,056,000 carrying value of such SNF was classified in properties held for sale, and we subsequently disposed of such property in February 2021 for a contract sales price of $1,300,000 and recognized a net loss on sale of $332,000.
4. Business Combinations
2022 Business Combinations
For the year ended December 31, 2022, we accounted for four acquisitions as business combinations, as discussed below, the first three of which are included within our integrated senior health campuses segment. Based on quantitative and qualitative considerations, such four business combinations were not material to us individually or in the aggregate and, therefore, pro forma financial information is not provided.
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
On April 1, 2022, we, through a majority-owned subsidiary of Trilogy, acquired a 50.0% interest in a pharmaceutical business in Florida from an unaffiliated third party and incurred transaction costs of $938,000. Prior to such pharmaceutical business acquisition, we, through a majority-owned subsidiary of Trilogy, owned the other 50.0% interest in such business, which investment was included in investments in unconsolidated entities within other assets, net in our accompanying consolidated balance sheet as of December 31, 2021. Therefore, through March 31, 2022, our 50.0% interest in the net earnings or losses of such unconsolidated entity was included in income or loss from unconsolidated entities in our accompanying consolidated statements of operations and comprehensive income (loss).
On August 1, 2022, we, through a majority-owned subsidiary of Trilogy, acquired the 50.0% controlling interest in a privately held company, RHS Partners, LLC, or RHS, that owns and/or operates 16 integrated senior health campuses located in Indiana, from an unaffiliated third party. The contract purchase price for the acquisition of RHS was $36,661,000 plus immaterial closing costs, which was primarily acquired using cash on hand. Prior to such acquisition, we owned a 50.0% interest in RHS, which was accounted for as an equity method investment and was included in investments in unconsolidated entities within other assets, net in our accompanying consolidated balance sheet as of December 31, 2021. Therefore, through July 31, 2022, our 50.0% equity interest in the net earnings or losses of RHS was included in income or loss from unconsolidated entities in our accompanying consolidated statements of operations and comprehensive income (loss). In connection with the acquisition of RHS, we re-measured the fair value of our previously held equity interest in RHS and recognized a gain on re-measurement of $19,567,000 in our accompanying consolidated statements of operations and comprehensive income (loss).

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On December 5, 2022, we acquired a portfolio of seven senior housing facilities in Texas from an unaffiliated third party, which facilities are included in our SHOP segment. These facilities are part of the underlying collateral pool of real estate assets securing our debt security investment, as defined and described at Note 5, Debt Security Investment, Net. We acquired the seven facilities by assuming the outstanding principal balance of each related mortgage loan payable from one of the borrowers as such borrower was in default on the required debt payments. The aggregated principal balance of such assumed mortgage loans payable was $110,627,000 at the time of acquisition. No cash consideration was exchanged as part of the transactions; however, we incurred transaction costs of $1,895,000 related to the acquisition of such facilities. See Note 5, Debt Security Investment, Net, for a further discussion.
The table below summarizes the acquisition date fair values of the assets acquired and liabilities assumed of our 2022 acquisitions accounted for as business combinations. The fair values of the assets acquired and liabilities assumed during 2022 were preliminary estimates. Any necessary adjustments will be finalized within one year from the date of acquisition.

2022 Acquisitions
Operating lease right-of-use assets	$153,777,000
Building and improvements	163,166,000
Goodwill	44,990,000
Accounts receivable, net	19,472,000
In-place leases	18,834,000
Land	20,514,000
Cash and restricted cash	12,331,000
Certificates of need	3,567,000
Furniture, fixtures and equipment	1,936,000
Other assets	1,798,000
Total assets acquired	440,385,000
Operating lease liabilities	(161,121,000)
Mortgage loans payable (including debt discount of $6,066,000)	(149,861,000)
Security deposits and other liabilities	(15,994,000)
Accounts payable and accrued liabilities	(16,012,000)
Financing obligations	(65,000)
Total liabilities assumed	(343,053,000)
Net assets acquired	$97,332,000
2021 Business Combinations — Merger and the AHI Acquisition
As discussed in Note 1, Organization and Description of Business, on October 1, 2021, pursuant to the Merger Agreement, we completed the REIT Merger and Partnership Merger. At the effective time of the REIT Merger and prior to the reverse stock split, each issued and outstanding share of GAHR III’s common stock, $0.01 par value per share, converted into the right to receive 0.9266 shares of GAHR IV’s Class I common stock, $0.01 par value per share. At the effective time of the Partnership Merger and prior to the reverse stock split, (i) each unit of limited partnership interest in our operating partnership outstanding as of immediately prior to the effective time of the Partnership Merger was converted automatically into the right to receive 0.9266 of a Partnership Class I Unit, as defined in the agreement of limited partnership, as amended, of the surviving partnership and (ii) each unit of limited partnership interest in GAHR IV Operating Partnership outstanding as of immediately prior to the effective time of the Partnership Merger was converted automatically into the right to receive one unit of limited partnership interest of the surviving partnership of like class.
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Purchase Consideration
REIT Merger
The fair value of the purchase consideration transferred was calculated as follows:

Deemed equity consideration (1)	$768,075,000
Consideration for acquisition of noncontrolling interest (2)	(53,300,000)
Repurchase of GAHR IV Class T common stock	192,000
Total purchase consideration	$714,967,000
________________
(1)Represents the fair value of GAHR III common stock that is deemed to be issued for accounting purposes only. Taking into consideration the impact of the reverse stock split, the fair value of the purchase consideration is calculated based on 22,045,766 shares of common stock deemed to be issued by GAHR III at the fair value per share of $34.84.
(2)Represents the fair value of additional interest acquired in GAHR III’s subsidiary, Trilogy REIT Holdings, LLC, or Trilogy REIT Holdings. The acquisition of additional interest in Trilogy is accounted for separately from the REIT Merger in accordance with ASC Topic 810, Consolidation, or ASC Topic 810. See Note 14, Equity — Noncontrolling Interests in Total Equity, for a discussion of the Trilogy transaction.
AHI Acquisition
The fair value of the purchase consideration transferred was calculated as follows:

Equity consideration (1)	$131,674,000
Post-closing cash payment to NewCo Sellers related to net working capital adjustments	73,000
Contingent consideration (2)	—
Total purchase consideration	$131,747,000
________________
(1)Taking into consideration the impact of the reverse stock split, the amount represents the estimated fair value of the 3,779,382 surviving partnership OP units issued as consideration, with a reference value for purposes thereof of $34.84 per unit. The issuance of surviving partnership OP units was accounted for separately from the AHI Acquisition.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Purchase Price Allocation
REIT Merger
The following table sets forth the allocation of the purchase consideration to the fair values of identifiable tangible and intangible assets acquired and liabilities assumed recognized at the acquisition date of GAHR IV, as well as the fair value at the acquisition date of the noncontrolling interests in GAHR IV:

Real estate investments	$1,126,641,000
Cash and cash equivalents	16,163,000
Accounts and other receivables, net	2,086,000
Restricted cash	986,000
Identified intangible assets	115,824,000
Operating lease right-of-use assets	11,939,000
Other assets	3,938,000
Total assets	1,277,577,000

Mortgage loans payable (including debt premium of $311,000)	(18,602,000)
Lines of credit and term loans	(488,900,000)
Accounts payable and accrued liabilities	(21,882,000)
Accounts payable due to affiliates	(324,000)
Identified intangible liabilities	(12,927,000)
Operating lease liabilities	(7,568,000)
Security deposits, prepaid rent and other liabilities	(8,354,000)
Total liabilities	(558,557,000)

Net identifiable assets acquired	719,020,000

Redeemable noncontrolling interests	(2,525,000)

Noncontrolling interest in total equity	(1,528,000)

Total purchase consideration	$714,967,000

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Acquisition-related Costs
The Merger and the AHI Acquisition were accounted for as business combinations and as a result, acquisition-related costs incurred in connection with these transactions of $13,987,000 were expensed and included in business acquisition expenses in our accompanying consolidated statement of operations and comprehensive income (loss). Acquisition-related costs of $6,753,000 were incurred by GAHR IV in the period before the consummation of the Merger and are therefore not reflected in our accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2021 as GAHR III was the accounting acquiror in the Merger under ASC Topic 805, as further explained above.
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
AHI Acquisition — Goodwill
In connection with the AHI Acquisition, we recorded goodwill of $134,589,000 as a result of the consideration exceeding the fair value of the net assets acquired and liabilities assumed. Goodwill represents the estimated future benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill recognized in this transaction is not deductible for tax purposes. See Note 19, Segment Reporting, for a further discussion.
The table below represents the allocation of goodwill in connection with the AHI Acquisition to our reporting segments:

MOBs	$47,812,000
Integrated senior health campuses	44,547,000
SHOP	23,277,000
SNFs	8,640,000
Senior housing	5,924,000
Hospitals	4,389,000
Total	$134,589,000

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The fair values of the assets acquired and liabilities assumed, as well as the fair value of the noncontrolling interests, on October 1, 2021 were estimates determined using the cost approach and direct capitalization method under the income approach, and in limited circumstances, the market approach. Any necessary adjustments were finalized within one year from the date of acquisition.
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of $93,433,000, resulting in an anticipated yield-to-maturity of 10.0% per annum. The debt security was issued by an unaffiliated mortgage trust and represents a 10.0% beneficial ownership interest in such mortgage trust. The debt security is subordinate to all other interests in the mortgage trust and is not guaranteed by a government-sponsored entity.
On December 5, 2022, we acquired a portfolio of seven senior housing facilities in Texas from an unaffiliated third party, which facilities are included in the underlying collateral pool securing our debt security investment. We acquired the seven facilities by assuming the outstanding principal balance of each related mortgage loan payable from one of the borrowers as such borrower was in default on the required debt payments. We did not grant any concessions to such borrowers and the carrying value of our debt security investment at the time of acquisition did not exceed the fair value of such facilities. See Note 4, Business Combinations — 2022 Business Combinations, for a further discussion of such acquisitions.
As of December 31, 2022 and 2021, the carrying amount of the debt security investment was $83,000,000 and $79,315,000, respectively, net of unamortized closing costs of $767,000 and $1,004,000, respectively. Accretion on the debt security for the years ended December 31, 2022, 2021 and 2020 was $3,922,000, $3,665,000 and $3,304,000, respectively, which is recorded as an increase to real estate revenue in our accompanying consolidated statements of operations and comprehensive income (loss). Amortization expense of closing costs for the years ended December 31, 2022, 2021 and 2020 was $237,000, $201,000 and $170,000, respectively, which is recorded as a decrease to real estate revenue in our accompanying consolidated statements of operations and comprehensive income (loss). We evaluated credit quality indicators such as the agency ratings and the underlying collateral of such investment in order to determine expected future credit loss. No credit loss was recorded for the years ended December 31, 2022, 2021 and 2020.
6. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Amortized intangible assets:
In-place leases, net of accumulated amortization of $38,930,000 and $28,120,000 as of December 31, 2022 and 2021, respectively (with a weighted average remaining life of 7.0 years and 8.2 years as of December 31, 2022 and 2021, respectively)	$75,580,000	$81,538,000
Above-market leases, net of accumulated amortization of $6,360,000 and $2,082,000 as of December 31, 2022 and 2021, respectively (with a weighted average remaining life of 9.0 years and 9.7 years as of December 31, 2022 and 2021, respectively)	30,194,000	35,106,000
Customer relationships, net of accumulated amortization of $785,000 and $635,000 as of December 31, 2022 and 2021, respectively (with a weighted average remaining life of 13.7 years and 14.7 years as of December 31, 2022 and 2021, respectively)	2,055,000	2,205,000
Internally developed technology and software, net of accumulated amortization of $399,000 as of December 31, 2021 (with a weighted average remaining life of 0.7 years as of December 31, 2021)	—	70,000
Unamortized intangible assets:
Certificates of need	97,667,000	99,165,000
Trade names	30,787,000	30,787,000
	$236,283,000	$248,871,000
Amortization expense on identified intangible assets for the years ended December 31, 2022, 2021 and 2020 was $28,378,000, $22,460,000 and $6,678,000, respectively, which included $4,444,000, $1,349,000 and $420,000, respectively, of amortization recorded as a decrease to real estate revenue for above-market leases in our accompanying consolidated statements of operations and comprehensive income (loss). For the years ended December 31, 2022, 2021 and 2020, we did not incur any impairment losses with respect to intangible assets.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The aggregate weighted average remaining life of the identified intangible assets was 7.7 years and 8.8 years as of December 31, 2022 and 2021, respectively. As of December 31, 2022, estimated amortization expense on the identified intangible assets for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2023	$29,132,000
2024	13,735,000
2025	10,910,000
2026	9,740,000
2027	9,104,000
Thereafter	35,208,000
$107,829,000
7. Other Assets, Net
Other assets, net consisted of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Deferred rent receivables	$46,867,000	$41,061,000
Prepaid expenses, deposits, other assets and deferred tax assets, net	25,866,000	22,484,000
Inventory	19,775,000	18,929,000
Lease commissions, net of accumulated amortization of $6,260,000 and $4,911,000 as of December 31, 2022 and 2021, respectively	19,217,000	16,120,000
Investments in unconsolidated entities	9,580,000	15,615,000
Deferred financing costs, net of accumulated amortization of $5,704,000 and $8,469,000 as of December 31, 2022 and 2021, respectively	4,334,000	3,781,000
Lease inducement, net of accumulated amortization of $2,193,000 and $1,842,000 as of December 31, 2022 and 2021, respectively (with a weighted average remaining life of 7.9 years and 8.9 years as of December 31, 2022 and 2021, respectively)	2,807,000	3,158,000
	$128,446,000	$121,148,000
Deferred financing costs included in other assets, net were related to the 2018 Credit Facility, 2019 Credit Facility, 2019 Trilogy Credit Facility and the senior unsecured revolving credit facility portion of the 2022 Credit Facility. See Note 9, Lines of Credit and Term Loans, for a further discussion. Amortization expense on lease inducement for the years ended December 31, 2022, 2021 and 2020 was $351,000, and is recorded as a decrease to real estate revenue in our accompanying consolidated statements of operations and comprehensive income (loss). For the years ended December 31, 2022, 2021 and 2020, we did not incur any impairment losses with respect to our investments in unconsolidated entities.
8. Mortgage Loans Payable, Net
As of December 31, 2022 and 2021, mortgage loans payable were $1,254,479,000 ($1,229,847,000, net of discount/premium and deferred financing costs) and $1,116,216,000 ($1,095,594,000, net of discount/premium and deferred financing costs), respectively. As of December 31, 2022, we had 68 fixed-rate mortgage loans payable and 11 variable-rate mortgage loans payable with effective interest rates ranging from 2.21% to 7.26% per annum based on interest rates in effect as of December 31, 2022 and a weighted average effective interest rate of 5.29%. As of December 31, 2021, we had 66 fixed-rate mortgage loans payable and 12 variable-rate mortgage loans payable with effective interest rates ranging from 2.21% to 5.25% per annum based on interest rates in effect as of December 31, 2021 and a weighted average effective interest rate of 3.21%. We are required by the terms of certain loan documents to meet certain reporting requirements and covenants, such as net worth ratios, fixed charge coverage ratios and leverage ratios.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Mortgage loans payable, net consisted of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Total fixed-rate debt	$885,892,000	$845,504,000
Total variable-rate debt	368,587,000	270,712,000
Total fixed- and variable-rate debt	1,254,479,000	1,116,216,000
Less: deferred financing costs, net	(8,845,000)	(8,680,000)
Add: premium	237,000	397,000
Less: discount	(16,024,000)	(12,339,000)
Mortgage loans payable, net	$1,229,847,000	$1,095,594,000

The following table reflects the changes in the carrying amount of mortgage loans payable, net for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
Beginning balance	$1,095,594,000	$810,478,000
Additions:
Borrowings under mortgage loans payable	186,227,000	407,939,000
Assumption of mortgage loans payable due to acquisitions of real estate investments, net	149,861,000	18,602,000
Amortization of deferred financing costs	2,332,000	4,077,000
Amortization of discount/premium on mortgage loans payable	2,242,000	773,000
Deductions:
Scheduled principal payments on mortgage loans payable	(104,384,000)	(34,616,000)
Early payoff of mortgage loans payable	(90,871,000)	(109,424,000)
Payoff of a mortgage loan payable due to disposition of real estate investment	(8,637,000)	—
Deferred financing costs	(2,517,000)	(2,235,000)
Ending balance	$1,229,847,000	$1,095,594,000
For the year ended December 31, 2022, we incurred an aggregate loss on the extinguishment of mortgage loans payable of $2,005,000, which is recorded as an increase to interest expense in our accompanying consolidated statements of operations and comprehensive income (loss). For the year ended December 31, 2022, such aggregate loss on debt extinguishments was primarily related to the payoff of a mortgage loan payable due to the disposition of a real estate investment, the payoff of a construction loan and the write-off of unamortized loan discount related to eight mortgage loans payable that we refinanced on January 1, 2022 that were due to mature in 2044 through 2052.
For the year ended December 31, 2021, we incurred an aggregate loss on the extinguishment of mortgage loans payable of $2,425,000, which is recorded as an increase to interest expense in our accompanying consolidated statements of operations and comprehensive income (loss). Such loss was primarily related to the write-off of unamortized deferred financing costs of 10 mortgage loans payable that we refinanced on January 29, 2021 and one mortgage loan payable that we refinanced on December 1, 2021 that were due to mature in 2053 and 2049, respectively. For the year ended December 31, 2020, we did not incur any gain or loss on the extinguishment of mortgage loans payable.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2022, the principal payments due on our mortgage loans payable for each of the next five years ending December 31 and thereafter were as follows:

Year	Amount
2023	$193,089,000
2024	217,952,000
2025	165,554,000
2026	155,168,000
2027	34,423,000
Thereafter	488,293,000
$1,254,479,000
9. Lines of Credit and Term Loans
2018 Credit Facility
In order to accommodate the Merger, we amended GAHR IV and its operating partnership's credit agreement, as amended, or the 2018 Credit Agreement, with Bank of America, N.A., or Bank of America; KeyBank, National Association, or KeyBank; Citizens Bank, National Association, or Citizens Bank; Merrill Lynch, Pierce, Fenner & Smith Incorporated; KeyBanc Capital Markets, Inc., or KeyBanc Capital Markets; and the lenders named therein, for a credit facility with an aggregate maximum principal amount of $530,000,000, or the 2018 Credit Facility. The 2018 Credit Facility, which was further amended on October 1, 2021 to provide for updates regarding the Combined Company subsequent to the Merger, consisted of a senior unsecured revolving credit facility in the amount of $235,000,000 and senior unsecured term loan facilities in the aggregate amount of $295,000,000. Unless defined herein, all capitalized terms under this “2018 Credit Facility” subsection are as defined in the 2018 Credit Agreement.
At our option, the 2018 Credit Facility bore interest at per annum rates equal to (a)(i) the Eurodollar Rate, plus (ii) a margin ranging from 1.70% to 2.20% based on our Consolidated Leverage Ratio, or (b)(i) the greater of: (1) the prime rate publicly announced by Bank of America (2) the Federal Funds Rate, plus 0.50%, (3) the one-month Eurodollar Rate plus 1.00%, and (4) 0.00%, plus (ii) a margin ranging from 0.70% to 1.20% based on our Consolidated Leverage Ratio.
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
2019 Credit Facility
Upon consummation of the Merger, we, through the surviving partnership, were subject to GAHR III’s credit agreement, as amended, or the 2019 Credit Agreement, with Bank of America; KeyBank; Citizens Bank; and a syndicate of other banks, as lenders, for a credit facility with an aggregate maximum principal amount of $630,000,000, or the 2019 Credit Facility. The 2019 Credit Facility consisted of a senior unsecured revolving credit facility in an aggregate amount of $150,000,000 and a senior unsecured term loan facility in an aggregate amount of $480,000,000. Further, upon consummation of the Merger, the previously available $150,000,000 senior unsecured revolving credit facility was cancelled and a ratable amendment to certain financial covenants was made to account for the Combined Company. Unless defined herein, all capitalized terms under this “2019 Credit Facility” subsection are as defined in the 2019 Credit Agreement.
At our option, the 2019 Credit Facility bore interest at per annum rates equal to (a) (i) the Eurodollar Rate, plus (ii) a margin ranging from 1.85% to 2.80% based on our Consolidated Leverage Ratio, or (b) (i) the greater of: (1) the prime rate publicly announced by Bank of America, (2) the Federal Funds Rate, plus 0.50%, (3) the one-month Eurodollar Rate plus 1.00%, and (4) 0.00%, plus (ii) a margin ranging from 0.85% to 1.80% based on our Consolidated Leverage Ratio.
As of December 31, 2021, borrowings outstanding under the 2019 Credit Facility totaled $480,000,000 and the weighted average interest rate on such borrowings outstanding was 2.60% per annum. The 2019 Credit Agreement was due to mature on January 25, 2022. On January 19, 2022, we, through our operating partnership, entered into an agreement that amended and restated the 2019 Credit Agreement in its entirety, or the 2022 Credit Agreement. See below for a further discussion.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2022 Credit Facility
On January 19, 2022, we, through our operating partnership, as borrower, and certain of our subsidiaries, or the subsidiary guarantors, collectively as guarantors, entered into the 2022 Credit Agreement that amended, restated, superseded and replaced the 2019 Credit Agreement and the 2018 Credit Agreement for a credit facility with an aggregate maximum principal amount up to $1,050,000,000, or the 2022 Credit Facility. The 2022 Credit Facility consists of a senior unsecured revolving credit facility in the initial aggregate amount of $500,000,000 and a senior unsecured term loan facility in the initial aggregate amount of $550,000,000. The proceeds of loans made under the 2022 Credit Facility may be used for refinancing existing indebtedness and for general corporate purposes including for working capital, capital expenditures and other corporate purposes not inconsistent with obligations under the 2022 Credit Agreement. We may also obtain up to $25,000,000 in the form of standby letters of credit pursuant to the 2022 Credit Facility. Unless defined herein, all capitalized terms under this “2022 Credit Facility” subsection are as defined in the 2022 Credit Agreement.
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
The 2022 Credit Facility bears interest at varying rates based upon, at our option, (i) Daily SOFR, plus the Applicable Rate for Daily SOFR Rate Loans or (ii) the Term SOFR, plus the Applicable Rate for Term SOFR Rate Loans. If, under the terms of the 2022 Credit Agreement, there is an inability to determine the Daily SOFR or the Term SOFR then the 2022 Credit Facility will bear interest at a rate per annum equal to the Base Rate plus the Applicable Rate for Base Rate Loans. The loans may be repaid in whole or in part without prepayment premium or penalty, subject to certain conditions.
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
As of December 31, 2022, our aggregate borrowing capacity under the 2022 Credit Facility was $1,050,000,000, excluding the $25,000,000 in standby letters of credit described above. As of December 31, 2022, borrowings outstanding under the 2022 Credit Facility totaled $965,900,000 ($965,060,000, net of deferred financing costs related to the senior unsecured term loan facility portion of the 2022 Credit Facility) and the weighted average interest rate on such borrowings outstanding was 6.07% per annum.
In January 2022, in connection with the 2022 Credit Agreement, we incurred an aggregate $3,161,000 loss on the extinguishment of a portion of senior unsecured term loans which formed part of the 2018 Credit Facility and the 2019 Credit Facility. Such loss on extinguishment of debt is recorded as an increase to interest expense in our accompanying consolidated statements of operations and comprehensive income (loss), and primarily consisted of lender fees we paid to obtain the 2022 Credit Facility.
2019 Trilogy Credit Facility
Upon consummation of the Merger, through Trilogy RER, LLC, we became subject to an amended and restated loan agreement, or the 2019 Trilogy Credit Agreement, among certain subsidiaries of Trilogy OpCo, LLC, Trilogy RER, LLC, and Trilogy Pro Services, LLC; KeyBank; CIT Bank, N.A.; Regions Bank; KeyBanc Capital Markets, Inc.; Regions Capital Markets; Bank of America; The Huntington National Bank; and a syndicate of other banks, as lenders named therein, with respect to a senior secured revolving credit facility that had an aggregate maximum principal amount of $360,000,000, consisting of: (i) a $325,000,000 secured revolver supported by real estate assets and ancillary business cash flow and (ii) a $35,000,000 accounts receivable revolving credit facility supported by eligible accounts receivable, or the 2019 Trilogy Credit Facility. The proceeds of the 2019 Trilogy Credit Facility may be used for acquisitions, debt repayment and general corporate purposes. The maximum principal amount of the 2019 Trilogy Credit Facility may have been increased by up to $140,000,000, for a total principal amount of $500,000,000, subject to certain conditions.
On December 20, 2022, we entered into an amendment to the 2019 Trilogy Credit Agreement, or the 2019 Trilogy Credit Amendment. The material terms of the 2019 Trilogy Credit Amendment provided for an increase to the secured revolver amount from $325,000,000 to $365,000,000, thereby increasing our aggregate maximum principal amount from $360,000,000

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to $400,000,000. As a result, the maximum principal amount of the 2019 Trilogy Credit Facility may be increased by up to $100,000,000. In addition, all references to the London Inter-bank Offered Rate, or LIBOR, were replaced with the Secured Overnight Financing Rate, or SOFR. Unless defined herein, all capitalized terms under this “2019 Trilogy Credit Facility” subsection are defined in the 2019 Trilogy Credit Amendment.
The 2019 Trilogy Credit Facility matures on September 5, 2023 and may be extended for one 12-month period during the term of the 2019 Trilogy Credit Amendment, subject to the satisfaction of certain conditions, including payment of an extension fee. At our option, the 2019 Trilogy Credit Facility bears interest at per annum rates equal to (a) SOFR, plus 2.75% for SOFR Rate Loans, as defined in the 2019 Trilogy Credit Amendment, and (b) for Base Rate Loans, as defined in the 2019 Trilogy Credit Amendment, 1.75% plus the highest of: (i) the fluctuating rate per annum of interest in effect for such day as established from time to time by KeyBank as its prime rate, (ii) 0.50% above the Federal Funds Effective Rate, as defined in the 2019 Trilogy Credit Amendment, and (iii) 1.00% above one-month Adjusted Term SOFR.
As of December 31, 2022 and 2021, our aggregate borrowing capacity under the 2019 Trilogy Credit Facility was $400,000,000 and $360,000,000, respectively. As of December 31, 2022 and 2021, borrowings outstanding under the 2019 Trilogy Credit Facility totaled $316,734,000 and $304,734,000, respectively, and the weighted average interest rate on such borrowings outstanding was 7.17% and 2.85% per annum, respectively.
10. Derivative Financial Instruments
We have used derivative financial instruments to manage interest rate risk associated with variable-rate debt. We recorded such derivative financial instruments in our accompanying consolidated balance sheets as either an asset or a liability measured at fair value. We did not have any derivative financial instruments as of December 31, 2022. The following table lists the derivative financial instruments held by us as of December 31, 2021, which were included in security deposits, prepaid rent and other liabilities in our accompanying consolidated balance sheets:

Instrument	Notional Amount	Index	Interest Rate	Maturity Date	Fair Value December 31, 2021
Swap	$250,000,000	one month LIBOR	2.10%	01/25/22	$332,000
Swap	$130,000,000	one month LIBOR	1.98%	01/25/22	162,000
Swap	$100,000,000	one month LIBOR	0.20%	01/25/22	6,000
					$500,000
As of December 31, 2021, none of our derivative financial instruments were designated as hedges. Derivative financial instruments not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements. On January 25, 2022, our interest rate swap contracts matured. For the years ended December 31, 2022, 2021 and 2020, we recorded a gain (loss) in the fair value of derivative financial instruments of $500,000, $8,200,000 and $(3,906,000), respectively, which is included as a decrease/(increase) to interest expense in our accompanying consolidated statements of operations and comprehensive income (loss). Included in the gain in the fair value of derivative instruments recognized for the year ended December 31, 2021 is $823,000 related to the fair value of an interest rate swap entered into by GAHR IV, which matured on November 19, 2021.
See Note 16, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments, and Note 22, Subsequent Events — Interest Rate Swap, regarding a derivative instrument contract we entered into in January 2023.
11. Identified Intangible Liabilities, Net
As of December 31, 2022 and 2021, identified intangible liabilities, net consisted of below-market leases of $10,837,000 and $12,715,000, respectively, net of accumulated amortization of $2,508,000 and $1,047,000, respectively. Amortization expense on below-market leases for the years ended December 31, 2022, 2021 and 2020 was $1,848,000, $396,000 and $296,000, respectively, which is recorded as an increase to real estate revenue in our accompanying consolidated statements of operations and comprehensive income (loss).

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The weighted average remaining life of below-market leases was 8.4 years and 9.1 years as of December 31, 2022 and 2021, respectively. As of December 31, 2022, estimated amortization expense on below-market leases for each of the next five years ending December 31 and thereafter was as follows:

Year	Amount
2023	$1,596,000
2024	1,475,000
2025	1,347,000
2026	1,198,000
2027	1,162,000
Thereafter	4,059,000
$10,837,000
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
13. Redeemable Noncontrolling Interests
As a result of the Merger and the AHI Acquisition, as of December 31, 2022 and 2021, we, through our direct and indirect subsidiaries, owned an approximately 95.0% and 94.9% general partnership interest, respectively, in our operating partnership and the remaining approximate 5.0% and 5.1% limited partnership interest, respectively, in our operating partnership is owned by the NewCo Sellers. Some of the limited partnership units outstanding, which account for approximately 1.0% of our total operating partnership units outstanding, have redemption features outside of our control and are accounted for as redeemable noncontrolling interests presented outside of permanent equity in our accompanying consolidated balance sheets. The issuance of our surviving operating partnership units in connection with the AHI acquisition was accounted for separately from the business combination as an equity transaction under ASC Topic 810. The transaction resulted in an increase in redeemable noncontrolling interests of $19,392,000 offset to additional paid-in capital for the year ended December 31, 2021. The adjustment to accumulated other comprehensive income was nominal.
Prior to the Merger, our former advisor owned all 51 limited partnership units outstanding in our operating partnership, and, therefore, we owned greater than a 99.99% general partnership interest in our operating partnership, and our former advisor owned less than a 0.01% limited partnership interest in our operating partnership. Our former advisor was entitled to special redemption rights of its limited partnership units. The noncontrolling interest of our former advisor in our operating partnership that had redemption features outside of our control was accounted for as a redeemable noncontrolling interest and was presented outside of permanent equity in our accompanying consolidated balance sheets. In connection with the AHI Acquisition, on October 1, 2021, we redeemed all 51 limited partnership units in our operating partnership owned by our former advisor for approximately $2,000.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of both December 31, 2022 and 2021, we, through Trilogy REIT Holdings, in which we indirectly hold a 76.0% ownership interest, owned 96.2% and 95.9%, respectively, of the outstanding equity interests of Trilogy. As of December 31, 2022 and 2021, certain members of Trilogy’s management and certain members of an advisory committee to Trilogy’s board of directors owned approximately 3.8% and 4.1%, respectively, of the outstanding equity interests of Trilogy. The noncontrolling interests held by such members have redemption features outside of our control and are accounted for as redeemable noncontrolling interests in our accompanying consolidated balance sheets. In October 2022, we redeemed a portion of the equity interests owned by certain previous or current members of Trilogy’s management and advisory committee for cash of $3,707,000.
As a result of the Merger and through our operating partnership, as of December 31, 2022 and 2021, we own approximately 98.0% of the joint ventures with an affiliate of Meridian, that own Central Florida Senior Housing Portfolio, Pinnacle Beaumont ALF and Pinnacle Warrenton ALF. The noncontrolling interests held by Meridian have redemption features outside of our control and are accounted for as redeemable noncontrolling interests in our accompanying consolidated balance sheets. See Note 3, Real Estate Investments, Net — Disposition of Real Estate, for dispositions within our Central Florida Senior Housing Portfolio.
Also as a result of the Merger, we acquired approximately 90.0% of the joint venture with Avalon Health Care, Inc., or Avalon, that owned Catalina West Haven ALF and Catalina Madera ALF. The noncontrolling interests held by Avalon had redemption features outside of our control and were accounted for as redeemable noncontrolling interests in our accompanying consolidated balance sheets. As of December 31, 2021, we owned 90.0% of the joint venture with Avalon. On December 1, 2022, we exercised our right to purchase the remaining 10.0% of the joint venture with Avalon for a contract purchase price of $295,000. As such, 10.0% of the net earnings of such joint venture were allocated to redeemable noncontrolling interests in our accompanying consolidated statements of operations and comprehensive income (loss) following the Merger and through November 30, 2022.
We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021
Beginning balance	$72,725,000	$40,340,000
Additional redeemable noncontrolling interests	273,000	30,236,000
Reclassification from equity	83,000	5,923,000
Distributions	(2,817,000)	(1,579,000)
Repurchase of redeemable noncontrolling interests	(4,034,000)	(8,431,000)
Adjustment to redemption value	15,773,000	7,380,000
Net loss attributable to redeemable noncontrolling interests	(405,000)	(1,144,000)
Ending balance	$81,598,000	$72,725,000
14. Equity
Preferred Stock
Pursuant to our charter, we are authorized to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of both December 31, 2022 and 2021, no shares of preferred stock were issued and outstanding.
Common Stock
Pursuant to our charter, as amended, we are authorized to issue 1,000,000,000 shares of our common stock, par value $0.01 per share, whereby 200,000,000 shares are classified as Class T common stock and 800,000,000 shares are classified as Class I common stock. Prior to the Merger, GAHR III issued 42,839,173 shares of its common stock in connection with the GAHR III initial offering and our former advisor owned 5,148 shares of our common stock. In connection with the AHI Acquisition, on October 1, 2021, all 5,148 shares of our common stock owned by our former advisor were redeemed by our operating partnership for $190,000. In addition, on October 1, 2021 and in connection with the AHI Acquisition, our operating partnership also redeemed all 5,208 shares of our Class T common stock owned by GAHR IV Advisor in GAHR IV for

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approximately $192,000. At the effective time of the REIT Merger and prior to the reverse stock split, each issued and outstanding share of GAHR III’s common stock, $0.01 par value per share, was converted into the right to receive 0.9266 shares of GAHR IV’s Class I common stock, $0.01 par value per share, resulting in the issuance of 44,909,444 shares, after the effect of the reverse stock split, of Class I common stock to GAHR III’s stockholders.
On March 12, 2015, we terminated the primary portion of our initial public offering. We continued to offer shares of our common stock in the GAHR III initial offering pursuant to the Initial DRIP, until the termination of the distribution reinvestment plan portion of the GAHR III initial offering and deregistration of the GAHR III initial offering on April 22, 2015. We continued to issue shares of our common stock pursuant to subsequent distribution reinvestment plan offerings effective on each of March 25, 2015, or the 2015 GAHR III DRIP Offering, and on January 30, 2019, or the 2019 GAHR III DRIP Offering, pursuant to Registration Statements on Form S-3 under the Securities Act of 1933, as amended, or the Securities Act, filed with the SEC. The 2015 GAHR III DRIP Offering was terminated and deregistered on March 29, 2019.
On May 29, 2020, our board authorized the suspension of the 2019 GAHR III DRIP Offering, and consequently, ceased issuing shares pursuant to such offering following the distributions paid in June 2020 to stockholders of record on or prior to the close of business on May 31, 2020. As a result of the Merger, we deregistered the 2019 GAHR III DRIP Offering on October 4, 2021. Further, on October 4, 2021, our board authorized the reinstatement of our distribution reinvestment plan, as amended, or the AHR DRIP, to offer up to $100,000,000 of shares of our common stock pursuant to a Registration Statement on Form S-3 under the Securities Act filed by GAHR IV, or the AHR DRIP Offering. On November 14, 2022, our board suspended the AHR DRIP Offering beginning with the distributions declared, if any, for the quarter ending December 31, 2022. As a result of the suspension of the AHR DRIP, unless and until our board reinstates the AHR DRIP Offering, stockholders who are current participants in the AHR DRIP will be paid future distributions in cash.
We collectively refer to the Initial DRIP portion of the GAHR III initial offering, the 2015 GAHR III DRIP Offering, the 2019 GAHR III DRIP Offering and the AHR DRIP Offering as our DRIP Offerings. See Note 1, Organization and Description of Business — Public Offering, and the “Distribution Reinvestment Plan” section below for a further discussion.
We effected a one-for-four reverse split of our common stock on November 15, 2022 and a corresponding reverse split of the partnership units in our operating partnership. As a result of the Reverse Splits, every four shares of our common stock or four partnership units in our operating partnership were automatically combined and converted into one issued and outstanding share of our common stock of like class, or one partnership unit of like class, as applicable, rounded to the nearest 1/100th share or unit. The Reverse Splits impacted all classes of common stock and partnership units proportionately and had no impact on any stockholder’s or partner’s ownership percentage. Neither the number of authorized shares nor the par value of the Class T common stock and Class I common stock were ultimately impacted. All numbers of common shares and per share data, as well as partnership units in our operating partnership, in our accompanying consolidated financial statements and related notes have been retroactively adjusted for all periods presented to give effect to the Reverse Splits.
Distribution Reinvestment Plan
Prior to the Merger, GAHR III issued 451,385 shares of our common stock pursuant to the Initial DRIP. Following the deregistration of the Initial DRIP on April 22, 2015 as discussed above, we continued to offer shares of our common stock pursuant to the 2015 GAHR III DRIP Offering and 2019 GAHR III DRIP Offering which resulted in a total of $308,501,000 in distributions being reinvested and 7,670,138 shares of common stock being issued. As of December 31, 2022, a total of $91,448,000 in distributions were reinvested that resulted in 2,431,695 shares of common stock being issued pursuant to the AHR DRIP Offering.
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
per share NAV for GAHR III and the Combined Company, as applicable:

Approval Date by our Board	Estimated Per Share NAV (Unaudited)
10/03/19	$37.60
03/18/21	$34.20
03/24/22	$37.16
03/15/23	$31.40
For the years ended December 31, 2022, 2021 and 2020, $36,812,000, $7,666,000 and $21,861,000, respectively, in distributions were reinvested and 992,964, 207,866 and 538,763 shares of our common stock, respectively, were issued pursuant to our DRIP Offerings.
Share Repurchase Plan
Our share repurchase plan allowed for repurchases of shares of our common stock by us when certain criteria are met. Share repurchases were made at the sole discretion of our board. Subject to the availability of the funds for share repurchases and other certain conditions, we generally limited the number of shares of our common stock repurchased during any calendar year to 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year; provided however, that shares subject to a repurchase requested upon the death or “qualifying disability,” as defined in our share repurchase plan, of a stockholder were not subject to this cap. Funds for the repurchase of shares of our common stock came from the cumulative proceeds we received from the sale of shares of our common stock pursuant to our DRIP Offerings.
Pursuant to our share repurchase plan, the repurchase price is equal to the lesser of (i) the amount per share that a stockholder paid for their shares of our common stock, or (ii) the most recent estimated value of one share of our common stock, as determined by our board, except that the repurchase price with respect to repurchases resulting from the death or qualifying disability of stockholders was equal to the most recently published estimated per share NAV. On October 4, 2021, as a result of the Merger, our board authorized the partial reinstatement of our share repurchase plan with respect to requests to repurchase shares resulting from the death or qualifying disability of stockholders, effective with respect to qualifying repurchases for the fiscal quarter ending December 31, 2021. All share repurchase requests other than those requests resulting from the death or qualifying disability of stockholders were rejected. On November 14, 2022, our board suspended our share repurchase plan beginning with share repurchase requests for the quarter ending December 31, 2022. All share repurchase requests, including requests resulting from the death or qualifying disability of stockholders, commencing with the quarter ended December 31, 2022, will not be processed, will be considered canceled in full and will not be considered outstanding repurchase requests.
For the years ended December 31, 2022, 2021 and 2020, we repurchased 559,195, 10,356 and 558,476 shares of our common stock, respectively, for an aggregate of $20,699,000, $382,000 and $23,107,000, respectively, at an average repurchase price of $37.02, $36.88 and $38.32 per share, respectively, pursuant to our share repurchase plan. All shares were repurchased using the cumulative proceeds we received from the sale of shares of our common stock pursuant to our DRIP Offerings.
Noncontrolling Interests in Total Equity
As of December 31, 2022 and 2021, Trilogy REIT Holdings owned approximately 96.2% and 95.9%, respectively, of Trilogy. Prior to October 1, 2021, we were the indirect owner of a 70.0% interest in Trilogy REIT Holdings pursuant to an amended joint venture agreement with an indirect, wholly owned subsidiary of NorthStar Healthcare Income, Inc., or NHI, and a wholly owned subsidiary of GAHR IV Operating Partnership. We serve as the managing member of Trilogy REIT Holdings. As part of the Merger, the wholly owned subsidiary of GAHR IV Operating Partnership sold its 6.0% interest in Trilogy REIT Holdings to GAHR III, thereby increasing our indirect ownership in Trilogy REIT Holdings to 76.0%. Through September 30, 2021, 30.0% of the net earnings of Trilogy REIT Holdings were allocated to noncontrolling interests, and since October 1, 2021, 24.0% of the net earnings of Trilogy REIT Holdings were allocated to a noncontrolling interest.
In connection with our acquisition and operation of Trilogy, profit interest units in Trilogy, or the Profit Interests, were issued to Trilogy Management Services, LLC and an independent director of Trilogy, both unaffiliated third parties that manage or direct the day-to-day operations of Trilogy. The Profit Interests consisted of time-based or performance-based commitments. The time-based Profit Interests were measured at their grant date fair value and vest in increments of 20.0% on each anniversary of the respective grant date over a five year period. We amortized the time-based Profit Interests on a straight-line basis over the

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
vesting periods, which are recorded to general and administrative in our accompanying consolidated statements of operations and comprehensive income (loss). The performance-based Profit Interests were subject to a performance commitment and would have vested upon liquidity events as defined in the Profit Interests agreements. The performance-based Profit Interests were measured at their fair value on the adoption date of ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, using a modified retrospective approach. The nonvested awards are presented as noncontrolling interests in total equity in our accompanying consolidated balance sheets, and are re-classified to redeemable noncontrolling interests upon vesting as they had redemption features outside of our control similar to the common stock units held by Trilogy’s management. See Note 13, Redeemable Noncontrolling Interests, for a further discussion.
In December 2021, we redeemed a part of the time-based Profit Interests, and all of the performance-based Profit Interests that were included in noncontrolling interests in total equity. We redeemed such Profit Interests for $16,517,000, which was paid $8,650,000 in cash and $7,867,000 through the issuance of additional equity interests in Trilogy that are classified as redeemable noncontrolling interests in our consolidated balance sheets. There were no canceled, expired or exercised Profit Interests during the years ended December 31, 2022 and 2020. For the years ended December 31, 2022, 2021 and 2020, we recognized stock compensation expense related to the Profit Interests of $83,000, $8,801,000 and $(1,342,000), respectively.
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
As of both December 31, 2022 and 2021, we owned an 86.0% interest in a consolidated limited liability company that owns Lakeview IN Medical Plaza. As such, 14.0% of the net earnings of Lakeview IN Medical Plaza were allocated to noncontrolling interests in our accompanying consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020.
As of both December 31, 2022 and 2021, we owned a 90.6% membership interest in a consolidated limited liability company that owns Southlake TX Hospital. On April 7, 2020, we sold a 9.4% membership interest in a consolidated limited liability company that owns Southlake TX Hospital to an unaffiliated third party for a contract purchase price of $11,000,000. For the year ended December 31, 2020, our former advisor agreed to waive the $220,000 disposition fee that may have otherwise been due to our former advisor pursuant to the Advisory Agreement. As such, 9.4% of the net earnings of Southlake TX Hospital were allocated to noncontrolling interests in our accompanying consolidated statements of operations and comprehensive income (loss) since April 7, 2020.
Upon consummation of the Merger, through our operating partnership, we acquired an approximate 90.0% interest in a joint venture that owns the Louisiana Senior Housing Portfolio. As such, 10.0% of the net earnings of the joint venture were allocated to noncontrolling interests in our accompanying consolidated statements of operations and comprehensive income (loss) since October 1, 2021.
As discussed in Note 1, Organization and Description of Business, as a result of the Merger and the AHI Acquisition, as of December 31, 2022 and 2021, we, through our direct and indirect subsidiaries, own an approximately 95.0% and 94.9% general partnership interest, respectively, in our operating partnership and the remaining approximate 5.0% and 5.1% limited partnership interests, respectively, in our operating partnership are owned by the NewCo Sellers. As of December 31, 2022 and 2021, approximately 4.0% and 4.1% of our total operating partnership units outstanding, respectively, is presented in total equity in our accompanying consolidated balance sheets. See Note 13, Redeemable Noncontrolling Interests, for a further discussion.
Equity Compensation Plans
GAHR III 2013 Incentive Plan
Prior to the REIT Merger, GAHR III adopted the Griffin-American Healthcare REIT III, Inc. Incentive Plan, or the 2013 Incentive Plan, pursuant to which its board, or a committee of its independent directors, could grant options, shares of our common stock, stock purchase rights, stock appreciation rights or other awards to its independent directors, employees and consultants. The maximum number of shares of common stock that could have been issued pursuant to the 2013 Incentive Plan was 463,300 shares.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Under the 2013 Incentive Plan, GAHR III granted an aggregate of 33,750 shares of its restricted common stock, or I RSAs as defined below, which is equal to 31,273 shares of restricted Class I common stock, using the conversion ratio of 0.9266 shares of GAHR IV Class I common stock for each share of GAHR III restricted common stock, as determined in the Merger. Such restricted shares vest as to 20.0% of the shares on the date of grant and on each anniversary thereafter over four years from the date of grant, and are subject to continuous service through the vesting dates. For the year ended December 31, 2020, under the 2013 Incentive Plan, GAHR III granted an aggregate of 1,737 I RSAs at a weighted average grant date fair value of $40.58 per share to its independent directors in connection with their re-election to its board. As of the Merger date, 4,170 shares such I RSAs remained unvested with a weighted average grant date fair value of $40.38. For the year ended December 31, 2020, GAHR III recognized stock compensation expense related to its independent director grants of $155,000.
AHR 2015 Incentive Plan
Upon consummation of the Merger, we adopted the Amended and Restated 2015 Incentive Plan, or the AHR Incentive Plan, pursuant to which our board (with respect to options and restricted shares of common stock granted to independent directors), or our compensation committee (with respect to any other award), may make grants of options, restricted shares of common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, officers, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to the AHR Incentive Plan is 1,000,000 shares.
Restricted common stock
Pursuant to the AHR Incentive Plan, through December 31, 2022, we granted an aggregate of 289,303 shares of our restricted common stock, or RSAs. Shares of our restricted common stock include restricted Class T common stock, or T RSAs, and restricted Class I common stock, or I RSAs. RSAs were granted to our independent directors in connection with their initial election or re-election to our board or in consideration of their past services rendered. In addition, certain executive officers and key employees received grants of T RSAs, as defined in the AHR Incentive Plan. RSAs generally have a vesting period ranging from one to four years and are subject to continuous service through the vesting dates.
Restricted stock units
Pursuant to the AHR Incentive Plan, through December 31, 2022, we granted to our executive officers an aggregate 29,352 of performance-based restricted stock units, or PBUs, representing the right to receive shares of our Class T common stock upon vesting. We also granted to certain employees 19,200 time-based restricted stock units, or TBUs, representing the right to receive shares of our Class T common stock upon vesting. PBUs and TBUs are collectively referred to as RSUs. RSUs granted to executive officers and employees, generally have a vesting period of up to three years and are subject to continuous service through the vesting dates, and any performance conditions, as applicable.
A summary of the status of our nonvested RSAs and RSUs as of December 31, 2022 and 2021 and the changes for the year ended December 31, 2022 is presented below:

	Number of Nonvested RSAs	Weighted Average Grant Date Fair Value	Number of Nonvested RSUs	Weighted Average Grant Date Fair Value
Balance — December 31, 2021	222,886	$36.99	—	$—
Granted	18,689	37.16	60,077	37.16
Vested	(58,335)	37.14	—	—
Forfeited	—	—	(11,524)	37.16
Balance — December 31, 2022	183,240	$36.97	48,553	$37.16
For the years ended December 31, 2022 and 2021, pursuant to the AHR Incentive Plan, we granted 18,689 and 213,091 shares of our restricted common stock, respectively, at a weighted average grant date fair value of $37.16 and $36.88 per share, respectively, to our executives and to our independent directors in connection with their election or re-election to our board. For the years ended December 31, 2022 and 2021, we recognized stock compensation expense related to awards granted pursuant to the AHR Incentive Plan of $3,935,000 and $816,000, respectively, based on the grant date fair value, which is equal to the most recently published estimated per share NAV. As of December 31, 2022 and 2021, there was $6,888,000 and $7,233,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested RSAs and RSUs.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2022, this expense is expected to be recognized over a remaining weighted average period of 1.9 years. In addition, in October 2022, we repurchased 11,679 shares of our common stock, for an aggregate of $434,000, at a repurchase price of $37.16 per share in order to satisfy minimum statutory withholding tax obligations associated with the vesting of restricted stock awards issued pursuant to the AHR Incentive Plan.
Stockholder Servicing Fee
Upon consummation of the Merger, we assumed GAHR IV's obligations related to stockholder servicing fees. Such fees are paid quarterly with respect to our Class T shares sold in GAHR IV's initial public offering as additional compensation to participating broker-dealers. No stockholder servicing fee is paid with respect to Class I shares or shares of our common stock sold pursuant to our DRIP Offerings. The stockholder servicing fee accrued daily in an amount equal to 1/365th of 1.0% of the purchase price per share of our Class T shares sold in the primary portion of GAHR IV's public offering. We will cease paying the stockholder servicing fee upon the occurrence of certain defined events, such as our redemption of such Class T shares. By agreement with participating broker-dealers, such stockholder servicing fee may have been reduced or limited.
Following the termination of GAHR IV’s public offering on February 15, 2019, we no longer incur additional stockholder servicing fees. As of December 31, 2022 and 2021, we accrued $339,000 and $1,583,000, respectively, in connection with the stockholder servicing fee payable, which is included in accounts payable and accrued liabilities in our accompanying consolidated balance sheet.
15. Related Party Transactions
Fees and Expenses Paid to Affiliates
Prior to the closing of the AHI Acquisition, our former advisor used its best efforts, subject to the oversight and review of our board, to, among other things, provide asset management, property management, acquisition, disposition and other advisory services on our behalf consistent with our investment policies and objectives. Our former advisor performed its duties and responsibilities under the Advisory Agreement as our fiduciary. Until September 30, 2021, all of our executive officers were officers of our former advisor and officers, limited partners and/or members of one of our former co-sponsors and other affiliates of our former advisor.
On December 20, 2021, the Advisory Agreement was assigned to NewCo and as a result, any fees that would have otherwise been payable to our former advisor are no longer being paid to a third party. Following the consummation of the Merger in October 2021, we became self-managed and as a result we no longer incur any fees or expense reimbursements to our former advisor and its affiliates arising from the Advisory Agreement.
We did not incur any fees and expenses to our third-party affiliates for the year ended December 31, 2022. Fees and expenses incurred to our former advisor or its affiliates for the years ended December 31, 2021 and 2020 were as follows:

	Years Ended December 31,
	2021	2020
Asset management fees(1)	$16,187,000	$20,693,000
Property management fees(2)	1,993,000	2,632,000
Acquisition fees(3)	1,363,000	480,000
Development fees(4)	856,000	1,073,000
Lease fees(5)	410,000	579,000
Operating expenses(6)	160,000	235,000
Construction management fees(7)	144,000	183,000
	$21,113,000	$25,875,000
___________
(1)Asset management fees were included in general and administrative in our accompanying consolidated statements of operations and comprehensive income (loss).
(2)Property management fees were included in rental expenses or general and administrative expenses in our accompanying consolidated statements of operations and comprehensive income (loss), depending on the property type from which the fee was incurred.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(3)Acquisition fees in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments were capitalized as part of the associated investments in our accompanying consolidated balance sheets.
(4)Development fees were capitalized as part of the associated investments in our accompanying consolidated balance sheets.
(5)Lease fees were capitalized as costs of entering into new leases and included in other assets, net in our accompanying consolidated balance sheets.
(6)We reimbursed our former advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations. For the 12 months ended December 31, 2021 and 2020, our operating expenses did not exceed such limitations. Operating expenses were generally included in general and administrative in our accompanying consolidated statements of operations and comprehensive income (loss).
(7)Construction management fees were capitalized as part of the associated asset and included in real estate investments, net in our accompanying consolidated balance sheets.
Registration Rights Agreement
Upon consummation of the AHI Acquisition, GAHR III and the surviving partnership entered into a registration rights agreement, or the Registration Rights Agreement, with Griffin-American Strategic Holdings, LLC, or HoldCo, pursuant to which, subject to certain limitations therein, as promptly as practicable following the later of the expiration of (i) the period commencing on the closing of the AHI Acquisition and ending upon the earliest to occur of (a) the second anniversary date of the issuance of the surviving partnership OP units issued in connection with the AHI Acquisition, (b) a change of control of Merger Sub, and (c) the listing of shares of our common stock on a national securities exchange, or the Lock-Up Period; and (ii) the date on which we are eligible to file a registration statement (but in any event no later than 180 days after such date), we, as the indirect parent company of the surviving partnership, are required to file a shelf registration statement with the SEC under the Securities Act covering the resale of the shares of our Class I common stock issued or issuable in redemption of the surviving partnership OP units that the surviving partnership issued as consideration in the AHI Acquisition. The Registration Rights Agreement also grants HoldCo (or any successor holder of such shares) demand rights to request additional registration statement filings as well as “piggyback” registration rights, in each case on or after the expiration of the Lock-Up Period. In connection with the Merger, we assumed from GAHR III the Registration Rights Agreement and GAHR III’s obligations thereunder in their entirety.
Accounts Payable Due to Affiliates
We did not have any amounts outstanding to our third-party affiliates as of December 31, 2022. The following amounts were outstanding to our affiliates as of December 31, 2021:

Fee	Amount
Lease commissions	$245,000
Development fees	229,000
Construction management fees	152,000
Operating expenses	100,000
Asset and property management fees	83,000
Acquisition fees	57,000
$866,000

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
We did not have any assets and liabilities measured at fair value on a recurring basis as of December 31, 2022. The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2021, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivative financial instruments	$—	$500,000	$—	$500,000
Warrants	—	—	786,000	786,000
Total liabilities at fair value	$—	$500,000	$786,000	$1,286,000
There were no transfers into and out of fair value measurement levels during the years ended December 31, 2022 and 2021.
Warrants
During the fourth quarter of 2022, we redeemed all the warrants in common units held by certain members of Trilogy’s management for $678,000 in cash and as a result, we did not have any warrants outstanding as of December 31, 2022. As of December 31, 2021, we recorded $786,000 related to warrants in Trilogy common units held by certain members of Trilogy’s management, which was included in security deposits, prepaid rent and other liabilities in our accompanying consolidated balance sheets. Such warrants had redemption features similar to the common units held by members of Trilogy’s management. See Note 13, Redeemable Noncontrolling Interests, for a further discussion. As of December 31, 2021, the carrying value was a reasonable estimate of fair value.
Derivative Financial Instruments
On January 25, 2022, our interest rate swap contracts matured and as of December 31, 2022, we did not have any derivative financial instruments. We used interest rate swaps or interest rate caps to manage interest rate risk associated with variable-rate debt. The valuation of these instruments was determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, as well as option volatility. The fair values of interest rate swaps were determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts were based on an expectation of future interest rates derived from observable market interest rate curves.
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The fair value of our debt security investment is estimated using a discounted cash flow analysis using interest rates available to us for investments with similar terms and maturities. The fair values of our mortgage loans payable and our lines of credit and term loans are estimated using discounted cash flow analyses using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that the valuations of our debt security investment, mortgage loans payable and lines of credit and term loans are classified in Level 2 within the fair value hierarchy. The carrying amounts and estimated fair values of such financial instruments as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022		2021
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Financial Assets:
Debt security investment	$83,000,000	$93,230,000	$79,315,000	$93,920,000
Financial Liabilities:
Mortgage loans payable	$1,229,847,000	$1,091,667,000	$1,095,594,000	$1,075,729,000
Lines of credit and term loans	$1,277,460,000	$1,285,205,000	$1,222,853,000	$1,226,636,000
___________
(1)Carrying amount is net of any discount/premium and unamortized deferred financing costs.
17. Income Taxes
As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. We have elected to treat certain of our consolidated subsidiaries as TRS pursuant to the Code. TRS may participate in services that would otherwise be considered impermissible for REITs and are subject to federal and state income tax at regular corporate tax rates.
The components of income or loss before taxes for the years ended December 31, 2022, 2021 and 2020, were as follows:

	December 31,
	2022	2021	2020
Domestic	$(72,510,000)	$(52,001,000)	$6,171,000
Foreign	(287,000)	(312,000)	(386,000)
(Loss) income before income taxes	$(72,797,000)	$(52,313,000)	$5,785,000
The components of income tax benefit or expense for the years ended December 31, 2022, 2021 and 2020 were as follows:

	December 31,
	2022	2021	2020
Federal deferred	$(8,176,000)	$(12,033,000)	$(4,818,000)
State deferred	(2,099,000)	(2,908,000)	(932,000)
Federal current	—	—	(361,000)
State current	—	329,000	—
Foreign current	586,000	627,000	612,000
Valuation allowances	10,275,000	14,941,000	2,421,000
Total income tax expense (benefit)	$586,000	$956,000	$(3,078,000)

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
We recognize the financial statement effects of an uncertain tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of both December 31, 2022 and 2021, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying consolidated financial statements.
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of both December 31, 2022 and 2021, our valuation allowance fully reserves the net deferred tax assets due to historical losses and inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.
Any increases or decreases to the deferred income tax assets or liabilities are reflected in income tax (expense) benefit in our accompanying consolidated statements of operations and comprehensive income (loss). The components of deferred tax assets and liabilities as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
Deferred income tax assets:
Fixed assets and intangibles	$8,271,000	$9,870,000
Expense accruals and other	18,189,000	17,804,000
Net operating loss and other carry forwards	50,101,000	41,164,000
Reserves and accruals	7,487,000	7,375,000
Allowances for accounts receivable	2,224,000	1,951,000
Investments in unconsolidated entities	—	2,611,000
Total deferred income tax assets	$86,272,000	$80,775,000
Deferred income tax liabilities:
Fixed assets and intangibles	$(13,626,000)	$(18,689,000)
Other — temporary differences	(2,676,000)	(2,467,000)
Total deferred income tax liabilities	$(16,302,000)	$(21,156,000)

Net deferred income tax assets before valuation allowance	$69,970,000	$59,619,000
Valuation allowances	(69,970,000)	(59,619,000)
Net deferred income tax assets (liabilities)	$—	$—
At December 31, 2022 and 2021, we had a NOL carryforward of $196,779,000 and $165,321,000, respectively, related to our TRS. These amounts can be used to offset future taxable income, if any. The NOL carryforwards incurred before January 1, 2018 will begin to expire starting 2035, and NOL carryforwards incurred after December 31, 2017 will be carried forward indefinitely.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Tax Treatment of Distributions (Unaudited)
For U.S. federal income tax purposes, distributions to stockholders are characterized as ordinary income, capital gain distributions or nontaxable distributions. Nontaxable distributions will reduce United States stockholders’ basis (but not below zero) in their shares. The income tax treatment for distributions reportable for the years ended December 31, 2022, 2021 and 2020 was as follows:

	Years Ended December 31,
	2022		2021		2020
Ordinary income	$40,745,000	46.5%	$7,989,000	26.3%	$—	—%
Capital gain	—	—	—	—	—	—
Return of capital	46,890,000	53.5	22,406,000	73.7	48,842,000	100
	$87,635,000	100%	$30,395,000	100%	$48,842,000	100%
Amounts listed above do not include distributions paid on nonvested shares of our restricted common stock which have been separately reported.
18. Leases
Lessor
We have operating leases with tenants that expire at various dates through 2050. For the years ended December 31, 2022, 2021 and 2020, we recognized $200,526,000, $136,294,000 and $114,770,000, respectively, of revenues related to operating lease payments, of which $39,278,000 and $23,340,000, $18,452,000, respectively, was for variable lease payments. As of December 31, 2022, the following table sets forth the undiscounted cash flows for future minimum base rents due under operating leases for each of the next five years ending December 31 and thereafter for properties that we wholly own:

Year	Amount
2023	$152,100,000
2024	143,219,000
2025	130,134,000
2026	119,280,000
2027	113,207,000
Thereafter	577,498,000
Total	$1,235,438,000
Lessee
We lease certain land, buildings, furniture, fixtures, campus equipment, office equipment and automobiles. We have lease agreements with lease and non-lease components, which are generally accounted for separately. Most leases include one or more options to renew, with renewal terms that generally can extend at various dates through 2107, excluding extension options. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. As of December 31, 2022, we had future lease payments of $144,000 for an operating lease that had not yet commenced. Such operating lease will commence in fiscal year 2023 with a lease term of 8 years.
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of lease costs were as follows:

		Years Ended December 31,
Lease Cost	Classification	2022	2021	2020
Operating lease cost(1)	Property operating expenses, rental expenses or general and administrative expenses	$30,566,000	$23,774,000	$32,441,000
Finance lease cost
Amortization of leased assets	Depreciation and amortization	1,249,000	1,447,000	1,891,000
Interest on lease liabilities	Interest expense	261,000	384,000	609,000
Sublease income	Resident fees and services revenue or other income	(693,000)	(210,000)	—
Total lease cost		$31,383,000	$25,395,000	$34,941,000
___________
(1)Includes short-term leases and variable lease costs, which are immaterial.
Additional information related to our leases for the periods presented below was as follows:

	December 31,
Lease Term and Discount Rate	2022	2021	2020
Weighted average remaining lease term (in years)
Operating leases	12.8	16.9	13.3
Finance leases	2.3	3.6	1.3
Weighted average discount rate
Operating leases	5.69%	5.52%	5.77%
Finance leases	7.66%	7.68%	5.62%

	Years Ended December 31,
Supplemental Disclosure of Cash Flows Information	2022	2021	2020
Operating cash outflows related to finance leases	$262,000	$384,000	$609,000
Financing cash outflows related to finance leases	$54,000	$170,000	$1,235,000
Right-of-use assets obtained in exchange for operating lease liabilities	$173,832,000	$29,523,000	$14,302,000
Operating Leases
As of December 31, 2022, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for each of the next five years ending December 31 and thereafter, as well as the reconciliation of those cash flows to operating lease liabilities on our accompanying consolidated balance sheet:

Year	Amount
2023	$38,163,000
2024	37,621,000
2025	37,004,000
2026	37,044,000
2027	37,673,000
Thereafter	228,550,000
Total undiscounted operating lease payments	416,055,000
Less: interest	142,980,000
Present value of operating lease liabilities	$273,075,000

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Finance Leases
As of December 31, 2022, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for each of the next five years ending December 31 and thereafter, as well as a reconciliation of those cash flows to finance lease liabilities:

Year	Amount
2023	$61,000
2024	75,000
2025	31,000
2026	—
2027	—
Thereafter	—
Total undiscounted finance lease payments	167,000
Less: interest	17,000
Present value of finance lease liabilities	$150,000
19. Segment Reporting
As of December 31, 2022, we evaluated our business and made resource allocations based on six reportable business segments: integrated senior health campuses, MOBs, SNFs, SHOP, senior housing — leased and hospitals. Our MOBs are typically leased to multiple tenants under separate leases, thus requiring active management and responsibility for many of the associated operating expenses (much of which are, or can effectively be, passed through to the tenants). Our integrated senior health campuses include a range of independent living, assisted living, memory care, skilled nursing services and certain ancillary businesses that are owned and operated utilizing a RIDEA structure. Our skilled nursing and senior housing facilities are single-tenant properties for which we lease the facilities to unaffiliated tenants under triple-net and generally master leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. In addition, our senior housing — leased segment includes our debt security investment. Our hospital investments are similarly structured to our leased skilled nursing and senior housing facilities. Our SHOP segment includes senior housing facilities that are owned and operated utilizing a RIDEA structure.
While we believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement, we evaluate our segments’ performance based upon segment net operating income, or NOI. We define segment NOI as total revenues and grant income, less property operating expenses and rental expenses, which excludes depreciation and amortization, general and administrative expenses, business acquisition expenses, interest expense, gain or loss on dispositions of real estate investments, impairment of real estate investments, impairment of goodwill, income or loss from unconsolidated entities, gain on re-measurement of previously held equity interest, foreign currency gain or loss, other income and income tax benefit or expense for each segment. We believe that segment NOI serves as an appropriate supplemental performance measure to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis.
Interest expense, depreciation and amortization and other expenses not attributable to individual properties are not allocated to individual segments for purposes of assessing segment performance. Non-segment assets primarily consist of corporate assets including cash and cash equivalents, other receivables, deferred financing costs and other assets not attributable to individual properties.
Effective upon the Merger, we acquired 92 buildings, or approximately 4,799,000 square feet of GLA, which expanded our portfolio of real estate properties and SHOP within the segments as outlined above.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Summary information for the reportable segments during the years ended December 31, 2022, 2021 and 2020 was as follows:

	Integrated Senior Health Campuses	SHOP	MOBs	Senior Housing — Leased	SNFs	Hospitals	Year Ended December 31, 2022
Revenues and grant income:
Resident fees and services	$1,254,665,000	$157,491,000	$—	$—	$—	$—	$1,412,156,000
Real estate revenue	—	—	148,717,000	20,802,000	26,159,000	9,666,000	205,344,000
Grant income	24,820,000	855,000	—	—	—	—	25,675,000
Total revenues and grant income	1,279,485,000	158,346,000	148,717,000	20,802,000	26,159,000	9,666,000	1,643,175,000
Expenses:
Property operating expenses	1,133,480,000	148,046,000	—	—	—	—	1,281,526,000
Rental expenses	—	—	56,390,000	682,000	2,179,000	433,000	59,684,000
Segment net operating income	$146,005,000	$10,300,000	$92,327,000	$20,120,000	$23,980,000	$9,233,000	$301,965,000
Expenses:
General and administrative							$43,418,000
Business acquisition expenses							4,388,000
Depreciation and amortization							167,957,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishments)							(105,956,000)
Gain in fair value of derivative financial instruments							500,000
Gain on dispositions of real estate investments							5,481,000
Impairment of real estate investments							(54,579,000)
Impairment of goodwill							(23,277,000)
Income from unconsolidated entities							1,407,000
Gain on re-measurement of previously held equity interest							19,567,000
Foreign currency loss							(5,206,000)
Other income							3,064,000
Total net other expense							(158,999,000)
Loss before income taxes							(72,797,000)
Income tax expense							(586,000)
Net loss							$(73,383,000)

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Integrated Senior Health Campuses	SHOP	MOBs	Senior Housing — Leased	SNFs	Hospitals	Year Ended December 31, 2021
Revenues and grant income:
Resident fees and services	$1,025,699,000	$98,236,000	$—	$—	$—	$—	$1,123,935,000
Real estate revenue	—	—	97,297,000	16,530,000	17,309,000	10,232,000	141,368,000
Grant income	13,911,000	3,040,000	—	—	—	—	16,951,000
Total revenues and grant income	1,039,610,000	101,276,000	97,297,000	16,530,000	17,309,000	10,232,000	1,282,254,000
Expenses:
Property operating expenses	943,743,000	86,450,000	—	—	—	—	1,030,193,000
Rental expenses	—	—	36,375,000	366,000	1,507,000	477,000	38,725,000
Segment net operating income	$95,867,000	$14,826,000	$60,922,000	$16,164,000	$15,802,000	$9,755,000	$213,336,000
Expenses:
General and administrative							$43,199,000
Business acquisition expenses							13,022,000
Depreciation and amortization							133,191,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishments)							(80,937,000)
Gain in fair value of derivative financial instruments							8,200,000
Loss on dispositions of real estate investments							(100,000)
Impairment of real estate investments							(3,335,000)
Loss from unconsolidated entities							(1,355,000)
Foreign currency loss							(564,000)
Other income							1,854,000
Total net other expense							(76,237,000)
Loss before income taxes							(52,313,000)
Income tax expense							(956,000)
Net loss							$(53,269,000)

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Integrated Senior Health Campuses	SHOP	MOBs	Senior Housing — Leased	SNFs	Hospitals	Year Ended December 31, 2020
Revenues and grant income:
Resident fees and services	$983,169,000	$85,904,000	$—	$—	$—	$—	$1,069,073,000
Real estate revenue	—	—	78,424,000	14,524,000	16,107,000	10,992,000	120,047,000
Grant income	53,855,000	1,326,000					55,181,000
Total revenues and grant income	1,037,024,000	87,230,000	78,424,000	14,524,000	16,107,000	10,992,000	1,244,301,000
Expenses:
Property operating expenses	929,897,000	63,830,000	—	—	—	—	993,727,000
Rental expenses	—	—	30,216,000	64,000	1,572,000	446,000	32,298,000
Segment net operating income	$107,127,000	$23,400,000	$48,208,000	$14,460,000	$14,535,000	$10,546,000	$218,276,000
Expenses:
General and administrative							$27,007,000
Business acquisition expenses							290,000
Depreciation and amortization							98,858,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(71,278,000)
Loss in fair value of derivative financial instruments							(3,906,000)
Gain on dispositions of real estate investments							1,395,000
Impairment of real estate investment							(11,069,000)
Loss from unconsolidated entities							(4,517,000)
Foreign currency gain							1,469,000
Other income							1,570,000
Total net other expense							(86,336,000)
Income before income taxes							5,785,000
Income tax benefit							3,078,000
Net income							$8,863,000
Total assets by reportable segment as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
Integrated senior health campuses	$2,157,748,000	$1,896,608,000
MOBs	1,379,502,000	1,412,247,000
SHOP	635,190,000	625,164,000
Senior housing — leased	249,576,000	255,555,000
SNFs	245,717,000	252,869,000
Hospitals	106,067,000	109,834,000
Other	12,898,000	28,062,000
Total assets	$4,786,698,000	$4,580,339,000

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of and for the years ended December 31, 2022 and 2021, goodwill by reportable segment was as follows:

	Integrated Senior Health Campuses	MOBs	SHOP	SNFs	Senior Housing — Leased	Hospitals	Total
Balance — December 31, 2020	$75,309,000	$—	$—	$—	$—	$—	$75,309,000
Goodwill acquired	44,547,000	47,812,000	23,277,000	8,640,000	5,924,000	4,389,000	134,589,000
Balance — December 31, 2021	$119,856,000	$47,812,000	$23,277,000	$8,640,000	$5,924,000	$4,389,000	$209,898,000
Goodwill acquired	44,990,000	—	—	—	—	—	44,990,000
Impairment loss	—	—	(23,277,000)	—	—	—	(23,277,000)
Balance — December 31, 2022	$164,846,000	$47,812,000	$—	$8,640,000	$5,924,000	$4,389,000	$231,611,000
See Note 4, Business Combinations, for a further discussion of goodwill recognized in connection with our business combinations. In connection with our annual assessments of goodwill, we performed the quantitative step one test of the goodwill impairment guidance for each of our reporting units. The fair value of each reporting unit was determined based on various methodologies, including the income approach and the market approach models. We determined that the fair value of the reporting unit under the SHOP reporting segment compared to its carrying value, including goodwill, was lower than its carrying value. As a result, goodwill pertaining to our SHOP reporting segment was fully impaired and we recognized an impairment loss of $23,277,000 in our accompanying consolidated statements of operations and comprehensive income (loss). Therefore, as of December 31, 2022, we did not have any remaining goodwill associated with our SHOP reporting segment.
Our portfolio of properties and other investments are located in the United States, the UK and Isle of Man. Revenues and grant income and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for our operations for the periods presented:

	Years Ended December 31,
	2022	2021	2020
Revenues and grant income:
United States	$1,638,557,000	$1,277,095,000	$1,239,509,000
International	4,618,000	5,159,000	4,792,000
	$1,643,175,000	$1,282,254,000	$1,244,301,000
The following is a summary of real estate investments, net by geographic regions as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Real estate investments, net:
United States	$3,539,453,000	$3,466,019,000
International	42,156,000	48,667,000
	$3,581,609,000	$3,514,686,000
20. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily our debt security investment, cash and cash equivalents, restricted cash and accounts and other receivables. We are exposed to credit risk with respect to our debt security investment, but we believe collection of the outstanding amount is probable. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of December 31, 2022 and 2021, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants and residents is limited. We perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Based on leases as of December 31, 2022, properties in one state in the United States accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized NOI, which is based on contractual base rent from leases in effect for our non-RIDEA properties and annualized NOI for our SHOP and integrated senior health campuses as of December 31, 2022. Properties located in Indiana accounted for 36.2% of our total property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
Based on leases as of December 31, 2022, our six reportable business segments, integrated senior health campuses, MOBs, SNFs, SHOP, senior housing — leased and hospitals accounted for 46.8%, 33.4%, 7.3%, 6.0%, 3.7% and 2.8%, respectively, of our total property portfolio’s annualized base rent or annualized NOI. As of December 31, 2022, none of our tenants at our properties accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized NOI.
21. Per Share Data
Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $5,967,000, $1,440,000 and $9,000, respectively, for the years ended December 31, 2022, 2021 and 2020. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. TBUs, nonvested shares of our RSAs and limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock.
As of December 31, 2022 and 2021, there were 183,240 and 891,543 nonvested shares, respectively, of our RSAs outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods. As of both December 31, 2022 and 2021, there were 3,501,976 limited partnership units of our operating partnership outstanding, but such units were also excluded from the computation of diluted earnings per share because such units were anti-dilutive during these periods. As of December 31, 2022, there were 19,200 nonvested TBUs outstanding, which were granted on April 1, 2022, but such units were excluded from the computation of diluted earnings (loss) per share because such restricted stock units were anti-dilutive during the period.
As of December 31, 2022, there were 29,352 nonvested PBUs outstanding, of which 28,301 were awarded in October 2021 and 1,051 were awarded in August 2022, with a grant date in April 2022 and August 2022, respectively, which were treated as contingently issuable shares pursuant to ASC Topic 718, Compensation — Stock Compensation. Such contingently issuable shares were excluded from the computation of diluted earnings (loss) per share because they were anti-dilutive during the period.
22. Subsequent Events
Interest Rate Swap
We, through our operating partnership, entered into an interest rate swap transaction, or the Swap, with Fifth Third Financial Risk Solutions, a division of Fifth Third Bank, an Ohio banking corporation, or Fifth Third, with an effective date of February 1, 2023 and a maturity date of January 19, 2026. We entered into the Swap to mitigate the risk associated with $275,000,000 of our floating rate term loan (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed-rate indebtedness) under our existing 2022 Credit Facility. Beginning on March 1, 2023, we are required to make monthly fixed-rate payments at a rate of 3.74% while the counterparty is obligated to make monthly floating rate payments based on Term SOFR, as defined in the swap agreement.
2022 Credit Agreement Amendment
On March 1, 2023, we entered into an amendment to the 2022 Credit Agreement, or the Credit Amendment. The material terms of the Credit Amendment provided for revisions to certain financial covenants for a limited period of time. Except as modified by the terms of the Credit Amendment, the material terms of the 2022 Credit Agreement remain in full force and effect.
Distributions Declared
On March 15, 2023, our board authorized a reduced quarterly distribution from $0.40 per share to $0.25 per share to our Class T common stockholders and Class I common stockholders of record as of the close of business on April 4, 2023. The distribution for the quarter commencing January 1, 2023 to March 31, 2023, which will be paid on or about April 18, 2023, represents an annualized distribution rate of $1.00 per share.

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION
December 31, 2022

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
DeKalb Professional Center (Medical Office)	Lithonia, GA	$—	$479,000	$2,871,000	$355,000	$479,000	$3,226,000	$3,705,000	$(921,000)	2008	06/06/14
Country Club MOB (Medical Office)	Stockbridge, GA	—	240,000	2,306,000	542,000	240,000	2,848,000	3,088,000	(842,000)	2002	06/26/14
Acworth Medical Complex (Medical Office)	Acworth, GA	—	216,000	3,135,000	211,000	216,000	3,346,000	3,562,000	(843,000)	1976/2009	07/02/14
	Acworth, GA	—	250,000	2,214,000	187,000	250,000	2,401,000	2,651,000	(613,000)	1976/2009	07/02/14
	Acworth, GA	—	104,000	774,000	54,000	104,000	828,000	932,000	(251,000)	1976/2009	07/02/14
Wichita KS MOB (Medical Office)	Wichita, KS	—	943,000	6,288,000	662,000	943,000	6,950,000	7,893,000	(2,055,000)	1980/1996	09/04/14
Delta Valley ALF Portfolio (SHOP)	Batesville, MS	—	331,000	5,103,000	(489,000)	331,000	4,614,000	4,945,000	(1,132,000)	1999/2005	09/11/14
	Cleveland, MS	—	348,000	6,369,000	(953,000)	348,000	5,416,000	5,764,000	(1,316,000)	2004	09/11/14
	Springdale, AR	—	891,000	6,538,000	(769,000)	891,000	5,769,000	6,660,000	(1,337,000)	1998/2005	01/08/15
Lee’s Summit MO MOB (Medical Office)	Lee’s Summit, MO	—	1,045,000	5,068,000	962,000	1,045,000	6,030,000	7,075,000	(1,998,000)	2006	09/18/14
Carolina Commons MOB (Medical Office)	Indian Land, SC	—	1,028,000	9,430,000	4,379,000	1,028,000	13,809,000	14,837,000	(3,594,000)	2009	10/15/14
Mount Olympia MOB Portfolio (Medical Office)	Mount Dora, FL	—	393,000	5,633,000	—	393,000	5,633,000	6,026,000	(1,403,000)	2009	12/04/14
	Olympia Fields, IL	—	298,000	2,726,000	92,000	298,000	2,818,000	3,116,000	(778,000)	2005	12/04/14
Southlake TX Hospital (Hospital)	Southlake, TX	94,328,000	5,089,000	108,517,000	—	5,089,000	108,517,000	113,606,000	(23,515,000)	2013	12/04/14
East Texas MOB Portfolio (Medical Office)	Longview, TX	—	—	19,942,000	9,079,000	—	29,021,000	29,021,000	(5,405,000)	2008	12/12/14
	Longview, TX	—	228,000	965,000	187,000	228,000	1,152,000	1,380,000	(404,000)	1979/1997	12/12/14
	Longview, TX	—	759,000	1,696,000	98,000	759,000	1,794,000	2,553,000	(806,000)	1998	12/12/14
	Longview, TX	—	—	8,027,000	—	—	8,027,000	8,027,000	(2,215,000)	2004	12/12/14
	Longview, TX	—	—	696,000	40,000	—	736,000	736,000	(302,000)	1956	12/12/14
	Longview, TX	—	—	27,601,000	5,373,000	—	32,974,000	32,974,000	(9,081,000)	1985/1993/ 2004	12/12/14
	Marshall, TX	—	368,000	1,711,000	110,000	368,000	1,821,000	2,189,000	(780,000)	1970	12/12/14
Premier MOB (Medical Office)	Novi, MI	—	644,000	10,420,000	1,446,000	644,000	11,866,000	12,510,000	(3,367,000)	2006	12/19/14

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2022

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Independence MOB Portfolio (Medical Office)	Southgate, KY	$—	$411,000	$11,005,000	$2,436,000	$411,000	$13,441,000	$13,852,000	$(3,561,000)	1988	01/13/15
	Somerville, MA	29,116,000	1,509,000	46,775,000	6,328,000	1,509,000	53,103,000	54,612,000	(11,202,000)	1985	01/13/15
	Morristown, NJ	27,209,000	3,763,000	26,957,000	5,158,000	3,764,000	32,114,000	35,878,000	(8,864,000)	1980	01/13/15
	Verona, NJ	—	1,683,000	9,405,000	1,969,000	1,683,000	11,374,000	13,057,000	(2,741,000)	1970	01/13/15
	Bronx, NY	—	—	19,593,000	3,253,000	—	22,846,000	22,846,000	(5,262,000)	1987/1988	01/26/15
King of Prussia PA MOB (Medical Office)	King of Prussia, PA	—	3,427,000	13,849,000	6,550,000	3,427,000	20,399,000	23,826,000	(6,167,000)	1946/2000	01/21/15
North Carolina ALF Portfolio (SHOP)	Clemmons, NC	—	596,000	13,237,000	(513,000)	596,000	12,724,000	13,320,000	(2,880,000)	2014	06/29/15
	Garner, NC	—	1,723,000	11,517,000	89,000	1,723,000	11,606,000	13,329,000	(1,558,000)	2014	03/27/19
	Huntersville, NC	—	2,033,000	11,494,000	(45,000)	2,033,000	11,449,000	13,482,000	(2,177,000)	2015	01/18/17
	Matthews, NC	—	949,000	12,537,000	(108,000)	949,000	12,429,000	13,378,000	(1,815,000)	2017	08/30/18
	Mooresville, NC	—	835,000	15,894,000	(571,000)	835,000	15,323,000	16,158,000	(3,469,000)	2012	01/28/15
	Raleigh, NC	—	1,069,000	21,235,000	(580,000)	1,069,000	20,655,000	21,724,000	(4,439,000)	2013	01/28/15
	Wake Forest, NC	—	772,000	13,596,000	(688,000)	772,000	12,908,000	13,680,000	(2,747,000)	2014	06/29/15
Orange Star Medical Portfolio (Medical Office and Hospital)	Durango, CO	—	623,000	14,166,000	433,000	623,000	14,599,000	15,222,000	(3,245,000)	2004	02/26/15
	Durango, CO	—	788,000	10,467,000	1,063,000	788,000	11,530,000	12,318,000	(2,653,000)	2004	02/26/15
	Friendswood, TX	—	500,000	7,664,000	944,000	500,000	8,608,000	9,108,000	(2,027,000)	2008	02/26/15
	Keller, TX	—	1,604,000	7,912,000	609,000	1,604,000	8,521,000	10,125,000	(2,114,000)	2011	02/26/15
	Wharton, TX	—	259,000	10,590,000	1,366,000	259,000	11,956,000	12,215,000	(2,532,000)	1987	02/26/15
Kingwood MOB Portfolio (Medical Office)	Kingwood, TX	—	820,000	8,589,000	463,000	820,000	9,052,000	9,872,000	(2,192,000)	2005	03/11/15
	Kingwood, TX	—	781,000	3,943,000	64,000	781,000	4,007,000	4,788,000	(1,025,000)	2008	03/11/15
Mt Juliet TN MOB (Medical Office)	Mount Juliet, TN	—	1,188,000	10,720,000	547,000	1,188,000	11,267,000	12,455,000	(2,630,000)	2012	03/17/15
Homewood AL MOB (Medical Office)	Homewood, AL	—	405,000	6,590,000	34,000	405,000	6,624,000	7,029,000	(1,738,000)	2010	03/27/15
Paoli PA Medical Plaza (Medical Office)	Paoli, PA	—	2,313,000	12,447,000	8,469,000	2,313,000	20,916,000	23,229,000	(5,034,000)	1951	04/10/15
	Paoli, PA	—	1,668,000	7,357,000	1,883,000	1,668,000	9,240,000	10,908,000	(2,712,000)	1975	04/10/15

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2022

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Glen Burnie MD MOB (Medical Office)	Glen Burnie, MD	$—	$2,692,000	$14,095,000	$3,829,000	$2,692,000	$17,924,000	$20,616,000	$(4,831,000)	1981	05/06/15
Marietta GA MOB (Medical Office)	Marietta, GA	—	1,347,000	10,947,000	620,000	1,347,000	11,567,000	12,914,000	(2,635,000)	2002	05/07/15
Mountain Crest Senior Housing Portfolio (SHOP)	Elkhart, IN	—	793,000	6,009,000	529,000	793,000	6,538,000	7,331,000	(1,756,000)	1997	05/14/15
	Elkhart, IN	—	782,000	6,760,000	708,000	782,000	7,468,000	8,250,000	(2,114,000)	2000	05/14/15
	Hobart, IN	—	604,000	11,529,000	(826,000)	—	11,307,000	11,307,000	(2,807,000)	2008	05/14/15
	LaPorte, IN	—	392,000	14,894,000	(6,187,000)	—	9,099,000	9,099,000	(3,589,000)	2008	05/14/15
	Mishawaka, IN	—	3,670,000	14,416,000	1,052,000	3,670,000	15,468,000	19,138,000	(3,888,000)	1978	07/14/15
	Niles, MI	—	404,000	5,050,000	759,000	404,000	5,809,000	6,213,000	(1,557,000)	2000	06/11/15 and 11/20/15
Nebraska Senior Housing Portfolio (SHOP)	Bennington, NE	—	981,000	20,427,000	915,000	981,000	21,342,000	22,323,000	(4,784,000)	2009	05/29/15
	Omaha, NE	—	1,274,000	38,619,000	1,505,000	1,274,000	40,124,000	41,398,000	(8,473,000)	2000	05/29/15
Pennsylvania Senior Housing Portfolio (SHOP)	Bethlehem, PA	—	1,542,000	22,249,000	786,000	1,542,000	23,035,000	24,577,000	(5,697,000)	2005	06/30/15
	Boyertown, PA	22,932,000	480,000	25,544,000	763,000	480,000	26,307,000	26,787,000	(5,766,000)	2000	06/30/15
	York, PA	12,432,000	972,000	29,860,000	517,000	972,000	30,377,000	31,349,000	(6,589,000)	1986	06/30/15
Southern Illinois MOB Portfolio (Medical Office)	Waterloo, IL	—	94,000	1,977,000	—	94,000	1,977,000	2,071,000	(525,000)	2015	07/01/15
	Waterloo, IL	—	738,000	6,332,000	583,000	738,000	6,915,000	7,653,000	(1,787,000)	1995	07/01/15, 12/19/17 and 04/17/18
	Waterloo, IL	—	200,000	2,648,000	(69,000)	200,000	2,579,000	2,779,000	(621,000)	2011	07/01/15
Napa Medical Center (Medical Office)	Napa, CA	—	1,176,000	13,328,000	2,014,000	1,176,000	15,342,000	16,518,000	(4,113,000)	1980	07/02/15
Chesterfield Corporate Plaza (Medical Office)	Chesterfield, MO	—	8,030,000	24,533,000	3,466,000	8,030,000	27,999,000	36,029,000	(8,002,000)	1989	08/14/15
Richmond VA ALF (SHOP)	North Chesterfield, VA	—	2,146,000	56,671,000	826,000	2,146,000	57,497,000	59,643,000	(11,349,000)	2009	09/11/15
Crown Senior Care Portfolio (Senior Housing)	Peel, Isle of Man	—	1,106,000	6,602,000	—	1,106,000	6,602,000	7,708,000	(1,448,000)	2015	09/15/15

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2022

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
	St. Albans, UK	$—	$1,115,000	$11,723,000	$647,000	$1,115,000	$12,370,000	$13,485,000	$(2,669,000)	2015	10/08/15
	Salisbury, UK	—	1,185,000	11,383,000	37,000	1,185,000	11,420,000	12,605,000	(2,461,000)	2015	12/08/15
	Aberdeen, UK	—	1,923,000	5,734,000	—	1,923,000	5,734,000	7,657,000	(1,014,000)	1986	11/15/16
	Felixstowe, UK	—	668,000	5,508,000	488,000	668,000	5,996,000	6,664,000	(1,070,000)	2010/2011	11/15/16
	Felixstowe, UK	—	504,000	2,414,000	326,000	504,000	2,740,000	3,244,000	(546,000)	2010/2011	11/15/16
Washington DC SNF (Skilled Nursing)	Washington, DC	60,100,000	1,194,000	34,200,000	—	1,194,000	34,200,000	35,394,000	(8,025,000)	1983	10/29/15
Stockbridge GA MOB II (Medical Office)	Stockbridge, GA	—	499,000	8,353,000	1,540,000	485,000	9,907,000	10,392,000	(2,084,000)	2006	12/03/15
Marietta GA MOB II (Medical Office)	Marietta, GA	—	661,000	4,783,000	249,000	661,000	5,032,000	5,693,000	(1,160,000)	2007	12/09/15
Naperville MOB (Medical Office)	Naperville, IL	—	392,000	3,765,000	792,000	392,000	4,557,000	4,949,000	(1,031,000)	1999	01/12/16
	Naperville, IL	—	548,000	11,815,000	1,536,000	548,000	13,351,000	13,899,000	(2,971,000)	1989	01/12/16
Lakeview IN Medical Plaza (Medical Office)	Indianapolis, IN	20,155,000	2,375,000	15,911,000	9,018,000	2,375,000	24,929,000	27,304,000	(6,369,000)	1987	01/21/16
Pennsylvania Senior Housing Portfolio II (SHOP)	Palmyra, PA	19,114,000	835,000	24,424,000	526,000	835,000	24,950,000	25,785,000	(5,870,000)	2007	02/01/16
Snellville GA MOB (Medical Office)	Snellville, GA	—	332,000	7,781,000	1,251,000	332,000	9,032,000	9,364,000	(1,783,000)	2005	02/05/16
Lakebrook Medical Center (Medical Office)	Westbrook, CT	—	653,000	4,855,000	818,000	653,000	5,673,000	6,326,000	(1,299,000)	2007	02/19/16
Stockbridge GA MOB III (Medical Office)	Stockbridge, GA	—	606,000	7,924,000	1,863,000	606,000	9,787,000	10,393,000	(2,015,000)	2007	03/29/16
Joplin MO MOB (Medical Office)	Joplin, MO	—	1,245,000	9,860,000	54,000	1,245,000	9,914,000	11,159,000	(2,409,000)	2000	05/10/16
Austell GA MOB (Medical Office)	Austell, GA	—	663,000	10,547,000	167,000	663,000	10,714,000	11,377,000	(2,135,000)	2008	05/25/16
Middletown OH MOB (Medical Office)	Middletown, OH	—	—	17,389,000	898,000	—	18,287,000	18,287,000	(3,659,000)	2007	06/16/16
Fox Grape SNF Portfolio (Skilled Nursing)	Braintree, MA	—	1,844,000	10,847,000	31,000	1,844,000	10,878,000	12,722,000	(2,017,000)	2015	07/01/16
	Brighton, MA	—	779,000	2,661,000	334,000	779,000	2,995,000	3,774,000	(612,000)	1982	07/01/16
	Duxbury, MA	—	2,921,000	11,244,000	1,933,000	2,921,000	13,177,000	16,098,000	(2,675,000)	1983	07/01/16
	Hingham, MA	—	2,316,000	17,390,000	(166,000)	2,316,000	17,224,000	19,540,000	(3,181,000)	1990	07/01/16

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2022

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
	Quincy, MA	$13,758,000	$3,537,000	$13,697,000	$365,000	$3,537,000	$14,062,000	$17,599,000	$(2,507,000)	1995	11/01/16
Voorhees NJ MOB (Medical Office)	Voorhees, NJ	—	1,727,000	8,451,000	1,695,000	1,727,000	10,146,000	11,873,000	(2,358,000)	2008	07/08/16
Norwich CT MOB Portfolio (Medical Office)	Norwich, CT	—	403,000	1,601,000	1,234,000	403,000	2,835,000	3,238,000	(838,000)	2014	12/16/16
	Norwich, CT	—	804,000	12,094,000	834,000	804,000	12,928,000	13,732,000	(2,411,000)	1999	12/16/16
New London CT MOB (Medical Office)	New London, CT	—	669,000	3,479,000	647,000	670,000	4,125,000	4,795,000	(1,052,000)	1987	05/03/17
Middletown OH MOB II (Medical Office)	Middletown, OH	—	—	3,949,000	592,000	—	4,541,000	4,541,000	(763,000)	2007	12/20/17
Homewood Health Campus	Lebanon, IN	8,577,000	973,000	9,702,000	1,094,000	1,044,000	10,725,000	11,769,000	(2,002,000)	2000	12/01/15
Ashford Place Health Campus	Shelbyville, IN	5,835,000	664,000	12,662,000	1,297,000	854,000	13,769,000	14,623,000	(2,656,000)	2004	12/01/15
Mill Pond Health Campus	Greencastle, IN	6,905,000	1,576,000	8,124,000	580,000	1,629,000	8,651,000	10,280,000	(1,651,000)	2005	12/01/15
St. Andrews Health Campus	Batesville, IN	4,356,000	552,000	8,213,000	669,000	758,000	8,676,000	9,434,000	(1,680,000)	2005	12/01/15
Hampton Oaks Health Campus	Scottsburg, IN	6,133,000	720,000	8,145,000	753,000	845,000	8,773,000	9,618,000	(1,751,000)	2006	12/01/15
Forest Park Health Campus	Richmond, IN	6,697,000	535,000	9,399,000	607,000	639,000	9,902,000	10,541,000	(1,964,000)	2007	12/01/15
The Maples at Waterford Crossing	Goshen, IN	5,681,000	344,000	8,027,000	689,000	350,000	8,710,000	9,060,000	(1,521,000)	2006	12/01/15
Morrison Woods Health Campus	Muncie, IN	(c)	1,903,000	21,806,000	1,279,000	1,922,000	23,066,000	24,988,000	(3,311,000)	2008/2022	12/01/15, 09/14/16 and 03/03/21
Woodbridge Health Campus	Logansport, IN	8,122,000	228,000	11,812,000	385,000	262,000	12,163,000	12,425,000	(2,333,000)	2003	12/01/15
Bridgepointe Health Campus	Vincennes, IN	6,955,000	747,000	7,469,000	1,968,000	901,000	9,283,000	10,184,000	(1,594,000)	2002/2022	12/01/15
Greenleaf Living Center	Elkhart, IN	11,134,000	492,000	12,157,000	1,022,000	521,000	13,150,000	13,671,000	(2,432,000)	2000	12/01/15
Forest Glen Health Campus	Springfield, OH	9,712,000	846,000	12,754,000	928,000	921,000	13,607,000	14,528,000	(2,618,000)	2007	12/01/15
The Meadows of Kalida Health Campus	Kalida, OH	7,691,000	298,000	7,628,000	291,000	308,000	7,909,000	8,217,000	(1,493,000)	2007	12/01/15
The Heritage	Findlay, OH	12,701,000	1,312,000	13,475,000	539,000	1,440,000	13,886,000	15,326,000	(2,695,000)	1975	12/01/15

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2022

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Genoa Retirement Village	Genoa, OH	$8,093,000	$881,000	$8,113,000	$760,000	$926,000	$8,828,000	$9,754,000	$(1,736,000)	1985	12/01/15
Waterford Crossing	Goshen, IN	7,852,000	344,000	4,381,000	959,000	349,000	5,335,000	5,684,000	(1,037,000)	2004	12/01/15
St. Elizabeth Healthcare	Delphi, IN	8,644,000	522,000	5,463,000	5,413,000	643,000	10,755,000	11,398,000	(1,901,000)	1986	12/01/15
Cumberland Pointe	West Lafayette, IN	9,160,000	1,645,000	13,696,000	726,000	1,905,000	14,162,000	16,067,000	(3,013,000)	1980	12/01/15
Franciscan Healthcare Center	Louisville, KY	10,273,000	808,000	8,439,000	1,855,000	910,000	10,192,000	11,102,000	(2,117,000)	1975	12/01/15
Blair Ridge Health Campus	Peru, IN	7,503,000	734,000	11,648,000	738,000	773,000	12,347,000	13,120,000	(2,696,000)	2001	12/01/15
Glen Oaks Health Campus	New Castle, IN	5,002,000	384,000	8,189,000	247,000	413,000	8,407,000	8,820,000	(1,547,000)	2011	12/01/15
Covered Bridge Health Campus	Seymour, IN	(c)	386,000	9,699,000	831,000	45,000	10,871,000	10,916,000	(2,055,000)	2002	12/01/15
Stonebridge Health Campus	Bedford, IN	9,615,000	1,087,000	7,965,000	679,000	1,144,000	8,587,000	9,731,000	(1,684,000)	2004	12/01/15
RiverOaks Health Campus	Princeton, IN	14,330,000	440,000	8,953,000	1,450,000	472,000	10,371,000	10,843,000	(1,835,000)	2004	12/01/15
Park Terrace Health Campus	Louisville, KY	(c)	2,177,000	7,626,000	1,298,000	2,177,000	8,924,000	11,101,000	(1,850,000)	1977	12/01/15
Cobblestone Crossing	Terre Haute, IN	(c)	1,462,000	13,860,000	5,722,000	1,510,000	19,534,000	21,044,000	(3,615,000)	2008	12/01/15
Creasy Springs Health Campus	Lafayette, IN	15,871,000	2,111,000	14,337,000	6,073,000	2,431,000	20,090,000	22,521,000	(3,724,000)	2010	12/01/15
Avalon Springs Health Campus	Valparaiso, IN	17,263,000	1,542,000	14,107,000	180,000	1,575,000	14,254,000	15,829,000	(2,696,000)	2012	12/01/15
Prairie Lakes Health Campus	Noblesville, IN	8,716,000	2,204,000	13,227,000	492,000	2,342,000	13,581,000	15,923,000	(2,612,000)	2010	12/01/15
RidgeWood Health Campus	Lawrenceburg, IN	13,545,000	1,240,000	16,118,000	353,000	1,261,000	16,450,000	17,711,000	(3,023,000)	2009	12/01/15
Westport Place Health Campus	Louisville, KY	(c)	1,245,000	9,946,000	445,000	1,262,000	10,374,000	11,636,000	(1,867,000)	2011	12/01/15
Paddock Springs	Warsaw, IN	13,195,000	488,000	—	10,602,000	654,000	10,436,000	11,090,000	(1,140,000)	2019	02/14/19
Amber Manor Care Center	Petersburg, IN	5,508,000	446,000	6,063,000	516,000	515,000	6,510,000	7,025,000	(1,300,000)	1990	12/01/15
The Meadows of Leipsic Health Campus	Leipsic, OH	(c)	1,242,000	6,988,000	779,000	1,317,000	7,692,000	9,009,000	(1,541,000)	1986	12/01/15
Springview Manor	Lima, OH	(c)	260,000	3,968,000	502,000	300,000	4,430,000	4,730,000	(831,000)	1978	12/01/15
Willows at Bellevue	Bellevue, OH	16,169,000	587,000	15,575,000	1,214,000	790,000	16,586,000	17,376,000	(3,197,000)	2008	12/01/15

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2022

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Briar Hill Health Campus	North Baltimore, OH	(c)	$673,000	$2,688,000	$484,000	$752,000	$3,093,000	$3,845,000	$(676,000)	1977	12/01/15
Cypress Pointe Health Campus	Englewood, OH	(c)	921,000	10,291,000	10,372,000	1,690,000	19,894,000	21,584,000	(2,657,000)	2010	12/01/15
The Oaks at NorthPointe Woods	Battle Creek, MI	(c)	567,000	12,716,000	164,000	567,000	12,880,000	13,447,000	(2,393,000)	2008	12/01/15
Westlake Health Campus	Commerce, MI	14,113,000	815,000	13,502,000	(9,000)	547,000	13,761,000	14,308,000	(2,543,000)	2011	12/01/15
Springhurst Health Campus	Greenfield, IN	19,614,000	931,000	14,114,000	3,464,000	2,299,000	16,210,000	18,509,000	(3,665,000)	2007	12/01/15 and 05/16/17
Glen Ridge Health Campus	Louisville, KY	(c)	1,208,000	9,771,000	2,469,000	1,333,000	12,115,000	13,448,000	(2,325,000)	2006	12/01/15
St. Mary Healthcare	Lafayette, IN	5,171,000	348,000	2,710,000	283,000	393,000	2,948,000	3,341,000	(586,000)	1969	12/01/15
The Oaks at Woodfield	Grand Blanc, MI	(c)	897,000	12,270,000	379,000	1,128,000	12,418,000	13,546,000	(2,407,000)	2012	12/01/15
Stonegate Health Campus	Lapeer, MI	(c)	538,000	13,159,000	308,000	702,000	13,303,000	14,005,000	(2,544,000)	2012	12/01/15
Senior Living at Forest Ridge	New Castle, IN	(c)	204,000	5,470,000	278,000	325,000	5,627,000	5,952,000	(1,079,000)	2005	12/01/15
River Terrace Health Campus	Madison, IN	(c)	—	13,378,000	4,272,000	76,000	17,574,000	17,650,000	(3,382,000)	2016	03/28/16
St. Charles Health Campus	Jasper, IN	11,295,000	467,000	14,532,000	2,215,000	558,000	16,656,000	17,214,000	(3,102,000)	2000	06/24/16 and 06/30/16
Bethany Pointe Health Campus	Anderson, IN	19,357,000	2,337,000	26,524,000	2,717,000	2,539,000	29,039,000	31,578,000	(5,579,000)	1999	06/30/16
River Pointe Health Campus	Evansville, IN	13,905,000	1,118,000	14,736,000	1,485,000	1,131,000	16,208,000	17,339,000	(3,247,000)	1999	06/30/16
Waterford Place Health Campus	Kokomo, IN	14,720,000	1,219,000	18,557,000	2,277,000	1,772,000	20,281,000	22,053,000	(3,968,000)	2000/2022	06/30/16
Autumn Woods Health Campus	New Albany, IN	(c)	1,016,000	13,414,000	1,862,000	1,048,000	15,244,000	16,292,000	(3,219,000)	2000	06/30/16
Oakwood Health Campus	Tell City, IN	9,036,000	783,000	11,880,000	1,187,000	874,000	12,976,000	13,850,000	(2,768,000)	2000	06/30/16
Cedar Ridge Health Campus	Cynthiana, KY	(c)	102,000	8,435,000	3,608,000	205,000	11,940,000	12,145,000	(2,794,000)	2005	06/30/16
Aspen Place Health Campus	Greensburg, IN	9,367,000	980,000	10,970,000	896,000	1,212,000	11,634,000	12,846,000	(2,278,000)	2012	08/16/16
The Willows at East Lansing	East Lansing, MI	16,186,000	1,449,000	15,161,000	1,495,000	1,496,000	16,609,000	18,105,000	(3,386,000)	2014	08/16/16
The Willows at Howell	Howell, MI	(c)	1,051,000	12,099,000	6,677,000	1,158,000	18,669,000	19,827,000	(2,881,000)	2015	08/16/16

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2022

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
The Willows at Okemos	Okemos, MI	$7,419,000	$1,171,000	$12,326,000	$799,000	$1,210,000	$13,086,000	$14,296,000	$(2,722,000)	2014	08/16/16
Shelby Crossing Health Campus	Macomb, MI	17,010,000	2,533,000	18,440,000	2,224,000	2,614,000	20,583,000	23,197,000	(4,428,000)	2013	08/16/16
Village Green Healthcare Center	Greenville, OH	6,894,000	355,000	9,696,000	770,000	405,000	10,416,000	10,821,000	(1,956,000)	2014	08/16/16
The Oaks at Northpointe	Zanesville, OH	(c)	624,000	11,665,000	1,079,000	722,000	12,646,000	13,368,000	(2,559,000)	2013	08/16/16
The Oaks at Bethesda	Zanesville, OH	4,502,000	714,000	10,791,000	834,000	812,000	11,527,000	12,339,000	(2,252,000)	2013	08/16/16
White Oak Health Campus	Monticello, IN	(c)	1,005,000	13,207,000	24,000	1,005,000	13,231,000	14,236,000	(1,711,000)	2010	09/23/16 and 07/30/20
Woodmont Health Campus	Boonville, IN	7,731,000	790,000	9,633,000	1,096,000	1,010,000	10,509,000	11,519,000	(2,194,000)	2000	02/01/17
Silver Oaks Health Campus	Columbus, IN	(c)	1,776,000	21,420,000	1,457,000	1,000	24,652,000	24,653,000	(4,795,000)	2001	02/01/17
Thornton Terrace Health Campus	Hanover, IN	5,479,000	764,000	9,209,000	1,149,000	845,000	10,277,000	11,122,000	(2,025,000)	2003	02/01/17
The Willows at Hamburg	Lexington, KY	11,409,000	1,740,000	13,422,000	715,000	1,775,000	14,102,000	15,877,000	(2,437,000)	2012	02/01/17
The Lakes at Monclova	Monclova, OH	19,442,000	2,869,000	12,855,000	10,250,000	3,186,000	22,788,000	25,974,000	(3,163,000)	2013	12/01/17
The Willows at Willard	Willard, OH	(c)	610,000	12,256,000	9,734,000	213,000	22,387,000	22,600,000	(3,537,000)	2012	02/01/17
Westlake Health Campus — Commerce Villa	Commerce, MI	(c)	261,000	6,610,000	1,230,000	553,000	7,548,000	8,101,000	(1,209,000)	2017	11/17/17
Orchard Grove Health Campus	Romeo, MI	27,814,000	2,065,000	11,510,000	17,997,000	3,454,000	28,118,000	31,572,000	(2,997,000)	2016	07/20/18 and 11/30/17
The Meadows of Ottawa	Ottawa, OH	—	695,000	7,752,000	984,000	728,000	8,703,000	9,431,000	(1,421,000)	2014	12/15/17
Valley View Healthcare Center	Fremont, OH	10,453,000	930,000	7,635,000	1,508,000	1,089,000	8,984,000	10,073,000	(1,100,000)	2017	07/20/18
Novi Lakes Health Campus	Novi, MI	12,395,000	1,654,000	7,494,000	2,704,000	1,702,000	10,150,000	11,852,000	(2,026,000)	2016	07/20/18
The Willows at Fritz Farm	Lexington, KY	9,101,000	1,538,000	8,637,000	434,000	1,563,000	9,046,000	10,609,000	(1,069,000)	2017	07/20/18
Trilogy Real Estate Gahanna	Gahanna, OH	(c)	1,146,000	—	16,757,000	1,202,000	16,701,000	17,903,000	(932,000)	2020	11/13/20

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2022

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Oaks at Byron Center	Byron Center, MI	$14,343,000	$2,000,000	$—	$15,854,000	$2,193,000	$15,661,000	$17,854,000	$(1,079,000)	2020	07/08/20
Harrison Springs Health Campus	Corydon, IN	(c)	2,017,000	11,487,000	5,789,000	2,301,000	16,992,000	19,293,000	(1,236,000)	2016/2022	09/05/19
The Cloister at Silvercrest	New Albany, IN	(c)	139,000	634,000	1,000	139,000	635,000	774,000	(53,000)	1940	10/01/19
Trilogy Healthcare of Ferdinand II	Ferdinand, IN	16,805,000	—	—	14,602,000	—	14,602,000	14,602,000	(1,161,000)	2019	11/19/19
Forest Springs Health Campus	Louisville, KY	(c)	964,000	16,691,000	308,000	997,000	16,966,000	17,963,000	(1,154,000)	2015	07/30/20
Gateway Springs Health Campus	Hamilton, OH	11,505,000	1,277,000	10,923,000	1,596,000	1,417,000	12,379,000	13,796,000	(675,000)	2020	12/28/20
Orchard Pointe Health Campus	Kendallville, IN	10,884,000	1,806,000	9,243,000	6,000	1,806,000	9,249,000	11,055,000	(657,000)	2016	01/19/21
The Meadows of Delphos	Delphos, OH	9,184,000	2,345,000	8,150,000	49,000	2,345,000	8,199,000	10,544,000	(740,000)	2018	01/19/21
The Springs of Lima	Lima, OH	10,598,000	2,397,000	9,638,000	18,000	2,397,000	9,656,000	12,053,000	(798,000)	2018	01/19/21
Wooded Glen	Springfield, OH	14,224,000	2,803,000	11,928,000	9,000	2,803,000	11,937,000	14,740,000	(944,000)	2018	01/19/21
The Lakes of Sylvania	Sylvania, OH	19,190,000	2,548,000	15,059,000	47,000	2,566,000	15,088,000	17,654,000	(1,223,000)	2017	01/19/21
The Glen	Union Township, OH	14,512,000	2,789,000	12,343,000	21,000	2,789,000	12,364,000	15,153,000	(940,000)	2018	01/19/21
Harrison Trial Health Campus	Harrison, OH	15,632,000	1,750,000	17,114,000	76,000	2,048,000	16,892,000	18,940,000	(787,000)	2021	04/28/21
The Oaks of Belmont	Grand Rapids, MI	14,795,000	767,000	17,043,000	55,000	1,058,000	16,807,000	17,865,000	(866,000)	2021	03/13/21
Cedar Creek Health Campus	Lowell, IN	(c)	2,326,000	12,650,000	94,000	2,331,000	12,739,000	15,070,000	(486,000)	2014	07/07/21
Auburn MOB (Medical Office)	Auburn, CA	—	567,000	6,472,000	486,000	567,000	6,958,000	7,525,000	(357,000)	1997	10/01/21
Pottsville MOB (Medical Office)	Pottsville, PA	—	1,478,000	8,854,000	55,000	1,478,000	8,909,000	10,387,000	(422,000)	2004	10/01/21
Charlottesville MOB (Medical Office)	Charlottesville, VA	—	4,902,000	19,741,000	741,000	4,902,000	20,482,000	25,384,000	(989,000)	2001	10/01/21
Rochester Hills MOB (Medical Office)	Rochester Hills, MI	2,162,000	2,218,000	8,380,000	685,000	2,218,000	9,065,000	11,283,000	(503,000)	1990	10/01/21
Cullman MOB III (Medical Office)	Cullman, AL	—	—	19,224,000	201,000	—	19,425,000	19,425,000	(765,000)	2010	10/01/21
Iron MOB Portfolio (Medical Office)	Cullman, AL	—	—	14,799,000	1,252,000	—	16,051,000	16,051,000	(781,000)	1994	10/01/21

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2022

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
	Cullman, AL	$—	$—	$12,287,000	$330,000	$—	$12,617,000	$12,617,000	$(588,000)	1998	10/01/21
	Sylacauga, AL	—	—	11,273,000	55,000	—	11,328,000	11,328,000	(542,000)	1997	10/01/21
Mint Hill MOB (Medical Office)	Mint Hill, NC	—	—	24,110,000	64,000	—	24,174,000	24,174,000	(1,189,000)	2007	10/01/21
Lafayette Assisted Living Portfolio (SHOP)	Lafayette, LA	—	1,206,000	9,076,000	98,000	1,206,000	9,174,000	10,380,000	(303,000)	1996	10/01/21
	Lafayette, LA	—	1,039,000	4,684,000	68,000	1,039,000	4,752,000	5,791,000	(170,000)	2014	10/01/21
Evendale MOB (Medical Office)	Evendale, OH	—	1,776,000	11,695,000	212,000	1,776,000	11,907,000	13,683,000	(741,000)	1988	10/01/21
Battle Creek MOB (Medical Office)	Battle Creek, MI	—	1,156,000	7,910,000	(46,000)	1,156,000	7,864,000	9,020,000	(478,000)	1996	10/01/21
Reno MOB (Medical Office)	Reno, NV	—	—	82,515,000	446,000	—	82,961,000	82,961,000	(3,428,000)	2005	10/01/21
Athens MOB Portfolio (Medical Office)	Athens, GA	—	860,000	7,989,000	(14,000)	860,000	7,975,000	8,835,000	(412,000)	2006	10/01/21
	Athens, GA	—	1,106,000	11,531,000	500,000	1,106,000	12,031,000	13,137,000	(508,000)	2006	10/01/21
SW Illinois Senior Housing Portfolio (Senior Housing)	Columbia, IL	—	1,117,000	9,700,000	—	1,117,000	9,700,000	10,817,000	(356,000)	2007	10/01/21
	Columbia, IL	—	147,000	2,106,000	—	147,000	2,106,000	2,253,000	(75,000)	1999	10/01/21
	Millstadt, IL	—	259,000	3,980,000	—	259,000	3,980,000	4,239,000	(142,000)	2004	10/01/21
	Red Bud, IL	—	690,000	5,175,000	—	690,000	5,175,000	5,865,000	(184,000)	2006	10/01/21
	Waterloo, IL	—	934,000	8,932,000	—	934,000	8,932,000	9,866,000	(320,000)	2012	10/01/21
Lawrenceville MOB (Medical Office)	Lawrenceville, GA	—	1,663,000	12,019,000	250,000	1,663,000	12,269,000	13,932,000	(618,000)	2005	10/01/21
Northern California Senior Housing Portfolio (SHOP)	Belmont, CA	—	10,491,000	9,650,000	601,000	10,491,000	10,251,000	20,742,000	(335,000)	1958/2000	10/01/21
	Menlo Park, CA	—	3,730,000	3,018,000	106,000	3,730,000	3,124,000	6,854,000	(103,000)	1945	10/01/21
Roseburg MOB (Medical Office)	Roseburg, OR	—	—	28,140,000	98,000	—	28,238,000	28,238,000	(1,211,000)	2003	10/01/21
Fairfield County MOB Portfolio (Medical Office)	Stratford, CT	—	1,209,000	4,272,000	348,000	1,209,000	4,620,000	5,829,000	(276,000)	1963	10/01/21
	Trumbull, CT	—	2,797,000	10,400,000	52,000	2,797,000	10,452,000	13,249,000	(644,000)	1987	10/01/21
Central Florida Senior Housing Portfolio (SHOP)	Brooksville, FL	—	1,545,000	11,107,000	(4,421,000)	—	8,231,000	8,231,000	(432,000)	1960/2007	10/01/21
	Lake Placid, FL	—	590,000	2,847,000	(106,000)	279,000	3,052,000	3,331,000	(99,000)	2008	10/01/21
	Lakeland, FL	—	383,000	15,622,000	(7,986,000)	—	8,019,000	8,019,000	(518,000)	1985	10/01/21

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2022

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
	Pinellas Park, FL	$—	$1,065,000	$7,610,000	$(1,387,000)	$—	$7,288,000	$7,288,000	$(278,000)	2016	10/01/21
	Spring Hill, FL	—	2,623,000	12,200,000	(7,639,000)	—	7,184,000	7,184,000	(450,000)	1988	10/01/21
	Winter Haven, FL	—	2,654,000	19,811,000	(2,749,000)	—	19,716,000	19,716,000	(727,000)	1984	10/01/21
Central Wisconsin Senior Care Portfolio (Skilled Nursing)	Sun Prairie, WI	—	543,000	2,587,000	—	543,000	2,587,000	3,130,000	(111,000)	1960/2006	10/01/21
	Waunakee, WI	—	2,171,000	10,198,000	30,000	2,171,000	10,228,000	12,399,000	(434,000)	1974/2005	10/01/21
Sauk Prairie MOB (Medical Office)	Prairie du Sac, WI	—	2,044,000	19,669,000	366,000	2,044,000	20,035,000	22,079,000	(866,000)	2014	10/01/21
Surprise MOB (Medical Office)	Surprise, AZ	—	1,827,000	10,968,000	494,000	1,827,000	11,462,000	13,289,000	(533,000)	2012	10/01/21
Southfield MOB (Medical Office)	Southfield, MI	5,538,000	1,634,000	16,550,000	877,000	1,634,000	17,427,000	19,061,000	(989,000)	1975/2014	10/01/21
Pinnacle Beaumont ALF (SHOP)	Beaumont, TX	—	1,775,000	17,541,000	19,000	1,775,000	17,560,000	19,335,000	(589,000)	2012	10/01/21
Grand Junction MOB (Medical Office)	Grand Junction, CO	—	2,460,000	34,188,000	22,000	2,460,000	34,210,000	36,670,000	(1,527,000)	2013	10/01/21
Edmonds MOB (Medical Office)	Edmonds, WA	—	4,523,000	22,414,000	301,000	4,523,000	22,715,000	27,238,000	(1,015,000)	1991/2008	10/01/21
Pinnacle Warrenton ALF (SHOP)	Warrenton, MO	—	514,000	7,059,000	(2,405,000)	—	5,168,000	5,168,000	(249,000)	1986	10/01/21
Glendale MOB (Medical Office)	Glendale, WI	—	665,000	6,782,000	281,000	665,000	7,063,000	7,728,000	(382,000)	2004	10/01/21
Missouri SNF Portfolio (Skilled Nursing)	Florissant, MO	—	800,000	10,363,000	—	800,000	10,363,000	11,163,000	(384,000)	1987	10/01/21
	Kansas City, MO	—	2,090,000	10,527,000	—	2,090,000	10,527,000	12,617,000	(456,000)	1974	10/01/21
	Milan, MO	—	493,000	7,057,000	—	493,000	7,057,000	7,550,000	(258,000)	1980	10/01/21
	Missouri, MO	—	729,000	10,187,000	—	729,000	10,187,000	10,916,000	(365,000)	1963	10/01/21
	Salisbury, MO	—	515,000	8,852,000	—	515,000	8,852,000	9,367,000	(324,000)	1970	10/01/21
	Sedalia, MO	—	631,000	24,172,000	—	631,000	24,172,000	24,803,000	(814,000)	1975	10/01/21
	St. Elizabeth, MO	—	437,000	4,561,000	—	437,000	4,561,000	4,998,000	(171,000)	1981	10/01/21
	Trenton, MO	—	310,000	4,875,000	—	310,000	4,875,000	5,185,000	(176,000)	1967	10/01/21
Flemington MOB Portfolio (Medical Office)	Flemington, NJ	—	1,419,000	11,110,000	518,000	1,419,000	11,628,000	13,047,000	(612,000)	2002	10/01/21
	Flemington, NJ	—	578,000	3,340,000	209,000	578,000	3,549,000	4,127,000	(195,000)	1993	10/01/21

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2022

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Lawrenceville MOB II (Medical Office)	Lawrenceville, GA	$—	$1,058,000	$9,709,000	$278,000	$1,058,000	$9,987,000	$11,045,000	$(567,000)	1990	10/01/21
Mill Creek MOB (Medical Office)	Mill Creek, WA	—	1,344,000	7,516,000	462,000	1,344,000	7,978,000	9,322,000	(327,000)	1991	10/01/21
Modesto MOB (Medical Office)	Modesto, CA	—	—	16,065,000	270,000	—	16,335,000	16,335,000	(713,000)	1991/2016	10/01/21
Michigan ALF Portfolio (Senior Housing)	Grand Rapids, MI	—	1,196,000	8,955,000	—	1,196,000	8,955,000	10,151,000	(344,000)	1953/2016	10/01/21
	Grand Rapids, MI	9,810,000	1,291,000	11,308,000	—	1,291,000	11,308,000	12,599,000	(433,000)	1989	10/01/21
	Holland, MI	—	716,000	6,534,000	—	716,000	6,534,000	7,250,000	(288,000)	2007/2017	10/01/21
	Howell, MI	—	836,000	4,202,000	—	836,000	4,202,000	5,038,000	(161,000)	2003	10/01/21
	Lansing, MI	—	1,300,000	11,629,000	—	1,300,000	11,629,000	12,929,000	(426,000)	1988/2015	10/01/21
	Wyoming, MI	—	1,343,000	13,347,000	—	1,343,000	13,347,000	14,690,000	(490,000)	1964/2016	10/01/21
Lithonia MOB (Medical Office)	Lithonia, GA	—	1,676,000	10,871,000	329,000	1,676,000	11,200,000	12,876,000	(556,000)	2015	10/01/21
West Des Moines SNF (Skilled Nursing)	West Des Moines, IA	—	509,000	3,813,000	—	509,000	3,813,000	4,322,000	(144,000)	2004	10/01/21
Great Nord MOB Portfolio (Medical Office)	Tinley Park, IL	—	—	15,423,000	761,000	—	16,184,000	16,184,000	(790,000)	2002	10/01/21
	Chesterton, IN	—	743,000	9,070,000	266,000	743,000	9,336,000	10,079,000	(499,000)	2007	10/01/21
	Crown Point, IN	—	265,000	5,467,000	—	265,000	5,467,000	5,732,000	(251,000)	2005	10/01/21
	Plymouth, MN	—	1,491,000	12,994,000	18,000	1,491,000	13,012,000	14,503,000	(612,000)	2014	10/01/21
Overland Park MOB (Medical Office)	Overland Park, KS	—	2,803,000	23,639,000	548,000	2,803,000	24,187,000	26,990,000	(1,079,000)	2017	10/01/21
Blue Badger MOB (Medical Office)	Marysville, OH	—	1,518,000	12,543,000	9,000	1,518,000	12,552,000	14,070,000	(525,000)	2014	10/01/21
Bloomington MOB (Medical Office)	Bloomington, IL	—	2,114,000	17,363,000	—	2,114,000	17,363,000	19,477,000	(612,000)	1990	10/01/21
Haverhill MOB (Medical Office)	Haverhill, MA	—	1,393,000	15,477,000	51,000	1,393,000	15,528,000	16,921,000	(832,000)	1987	10/01/21
Fresno MOB (Medical Office)	Fresno, CA	—	1,536,000	8,964,000	5,000	1,536,000	8,969,000	10,505,000	(466,000)	2007	10/01/21
Colorado Foothills MOB Portfolio (Medical Office)	Arvada, CO	—	695,000	6,369,000	146,000	695,000	6,515,000	7,210,000	(467,000)	1979	10/01/21
	Centennial, CO	—	873,000	11,233,000	196,000	873,000	11,429,000	12,302,000	(577,000)	1979	10/01/21
	Colorado Springs, CO	—	2,225,000	12,520,000	804,000	2,225,000	13,324,000	15,549,000	(601,000)	1999	10/01/21

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2022

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Catalina West Haven ALF (SHOP)	West Haven, UT	$—	$1,936,000	$10,415,000	$142,000	$1,936,000	$10,557,000	$12,493,000	$(379,000)	2012	10/01/21
Louisiana Senior Housing Portfolio (SHOP)	Gonzales, LA	—	1,123,000	5,668,000	87,000	1,123,000	5,755,000	6,878,000	(220,000)	1996	10/01/21
	Monroe, LA	—	834,000	4,037,000	85,000	834,000	4,122,000	4,956,000	(157,000)	1994	10/01/21
	New Iberia, LA	—	952,000	5,257,000	34,000	952,000	5,291,000	6,243,000	(196,000)	1996	10/01/21
	Shreveport, LA	—	1,177,000	6,810,000	15,000	1,177,000	6,825,000	8,002,000	(241,000)	1996	10/01/21
	Slidell, LA	—	801,000	4,348,000	115,000	801,000	4,463,000	5,264,000	(172,000)	1996	10/01/21
Catalina Madera ALF (SHOP)	Madera, CA	—	1,312,000	15,299,000	208,000	1,312,000	15,507,000	16,819,000	(546,000)	2005	10/01/21
The Willows at Springhurst	Louisville, KY	20,800,000	1,876,000	12,595,000	(649,000)	1,946,000	11,876,000	13,822,000	(335,000)	1979	01/03/22
	Louisville, KY	(c)	1,184,000	6,483,000	(190,000)	1,184,000	6,293,000	7,477,000	(181,000)	1979	01/03/22
The Willows at Harrodsburg	Harrodsburg, KY	7,125,000	918,000	10,181,000	956,000	1,571,000	10,484,000	12,055,000	(220,000)	2018	04/29/22
North River Health Campus	Evansville, IN	17,100,000	2,614,000	15,031,000	56,000	2,614,000	15,087,000	17,701,000	(321,000)	2017	05/20/22
Trilogy Healthcare of Jefferson II	Louisville, KY	14,175,000	2,265,000	14,077,000	44,000	2,265,000	14,121,000	16,386,000	(265,000)	2018	05/20/22
Pickerington Health Campus	Pickerington, OH	13,050,000	860,000	15,575,000	—	860,000	15,575,000	16,435,000	(1,296,000)	2019	05/20/22
Mt. Washington Development Project	Mt. Washington	14,325,000	2,054,000	10,225,000	14,000	2,054,000	10,239,000	12,293,000	(213,000)	2020	05/20/22
Silvercrest Health Center	New Albany, IN	21,626,000	1,920,000	24,965,000	127,000	1,920,000	25,092,000	27,012,000	(292,000)	2013	08/01/22
The Springs of Mooresville	Mooresville, IN	9,813,000	1,460,000	12,617,000	15,000	1,460,000	12,632,000	14,092,000	(148,000)	2016	08/01/22
Hearthstone Health Campus	Bloomington, IN	13,861,000	2,140,000	16,928,000	144,000	2,140,000	17,072,000	19,212,000	(211,000)	2014	08/01/22
AHR Texas ALF Portfolio (SHOP)	Bell County, TX	14,835,000	1,819,000	11,090,000	12,000	1,819,000	11,102,000	12,921,000	(31,000)	1998	12/05/22
	Cedar Park, TX	5,852,000	1,347,000	5,250,000	3,000	1,347,000	5,253,000	6,600,000	(15,000)	1998	12/05/22
	Corpus Christi, TX	14,440,000	1,229,000	12,663,000	1,000	1,229,000	12,664,000	13,893,000	(35,000)	1997	12/05/22
	League City, TX	15,829,000	1,435,000	15,475,000	1,000	1,435,000	15,476,000	16,911,000	(38,000)	1999	12/05/22
	Round Rock, TX	21,520,000	2,124,000	14,895,000	7,000	2,124,000	14,902,000	17,026,000	(38,000)	1997	12/05/22
	Sugarland, TX	28,302,000	2,674,000	12,751,000	2,000	2,674,000	12,753,000	15,427,000	(34,000)	1999	12/05/22

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2022

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
	Tyler, TX	$9,849,000	$1,131,000	$10,510,000	$1,000	$1,131,000	$10,511,000	$11,642,000	$(30,000)	1998	12/05/22
		$1,254,479,000	$341,884,000	$3,353,698,000	$299,691,000	$341,479,000	$3,653,794,000	$3,995,273,000	$(535,354,000)
Leased properties(d)		$—	$1,130,000	$84,944,000	$148,149,000	$2,304,000	$231,920,000	$234,224,000	$(118,842,000)
Construction in progress		—	—	—	6,950,000	576,000	6,374,000	6,950,000	(642,000)
		$1,254,479,000	$343,014,000	$3,438,642,000	$454,790,000	$344,359,000	$3,892,088,000	$4,236,447,000	$(654,838,000)
___________
(a)We own 100% of our properties as of December 31, 2022, with the exception of Trilogy, Lakeview IN Medical Plaza, Southlake TX Hospital, Central Florida Senior Housing Portfolio, Pinnacle Beaumont ALF, Pinnacle Warrenton ALF and Louisiana Senior Housing Portfolio.
(b)The cost capitalized subsequent to acquisition is shown net of dispositions and impairments.
(c)These properties are used as collateral for the secured revolver portion of the 2019 Trilogy Credit Facility, which had an outstanding balance of $316,734,000 as of December 31, 2022. See Note 9, Lines of Credit and Term Loans — 2019 Trilogy Credit Facility, for a further discussion.
(d)Represents furniture, fixtures, equipment, land and improvements associated with properties under operating leases.

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2022
(e)     The changes in total real estate for the years ended December 31, 2022, 2021 and 2020 are as follows:

Amount
Balance — December 31, 2019	$2,618,608,000
Acquisitions	31,157,000
Additions	129,254,000
Dispositions and impairments	(18,718,000)
Foreign currency translation adjustment	1,971,000
Balance — December 31, 2020	$2,762,272,000
Acquisitions	$1,225,626,000
Additions	87,909,000
Dispositions and impairments	(36,645,000)
Foreign currency translation adjustment	(590,000)
Balance — December 31, 2021	$4,038,572,000
Acquisitions	$254,947,000
Additions	72,802,000
Dispositions and impairments	(123,841,000)
Foreign currency translation adjustment	(6,033,000)
Balance — December 31, 2022	$4,236,447,000
(f)     As of December 31, 2022, the unaudited aggregate cost of our properties was $4,085,863,000 for U.S. federal income tax purposes.
(g)     The changes in accumulated depreciation for the years ended December 31, 2022, 2021 and 2020 are as follows:

Amount
Balance — December 31, 2019	$337,898,000
Additions	91,617,000
Dispositions and impairments	(4,530,000)
Foreign currency translation adjustment	287,000
Balance — December 31, 2020	$425,272,000
Additions	$109,036,000
Dispositions and impairments	(10,320,000)
Foreign currency translation adjustment	(102,000)
Balance — December 31, 2021	$523,886,000
Additions	$141,257,000
Dispositions and impairments	(9,355,000)
Foreign currency translation adjustment	(950,000)
Balance — December 31, 2022	$654,838,000
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

AMERICAN HEALTHCARE REIT, INC.
EXHIBITS LIST
December 31, 2022

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the period ended December 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.1*	Fourth Articles of Amendment and Restatement of Griffin-American Healthcare REIT IV, Inc., dated October 1, 2021

3.2
Articles of Amendment (Reverse Stock Split) of American Healthcare REIT, Inc., dated November 15 2022 (included as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55775) filed November 16. 2022 and incorporated herein by reference)

3.3
Articles of Amendment (Par Value Decrease) of American Healthcare REIT, Inc., dated November 15 2022 (included as Exhibit 3.2 to our Current Report on Form 8-K (File No. 000-55775) filed November 16. 2022 and incorporated herein by reference)

3.4
Amended and Restated Bylaws of American Healthcare REIT, Inc. (included as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55775) filed February 17, 2023 and incorporated herein by reference)

4.1
Amended and Restated Distribution Reinvestment Plan of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.6 to our Registration Statement on Form S-3 (File No. 333-229301) filed January 18, 2019 and incorporated herein by reference)

4.2*	Description of Registrant’s Securities

10.1†
American Healthcare REIT, Inc. Amended and Restated 2015 Incentive Plan, effective as of November 18, 2021 (included as Exhibit 10.13 to our Annual Report on Form 10-K (File No. 000-55775) filed March 25, 2022 and incorporated herein by reference)

10.2
First Amended and Restated Senior Secured Credit Agreement dated as of September 5, 2019, among Trilogy RER, LLC, and certain subsidiaries of Trilogy RER, LLC, Trilogy OpCo, LLC and Trilogy Pro Services, LLC, KeyBank National Association and the other lenders which are parties thereto from time to time, CIT Bank, N.A., Regions Bank, KeyBanc Capital Markets, Inc., Regions Capital Markets, Bank of America, N.A. and The Huntington National Bank (included as Exhibit 10.1 to Griffin-American Healthcare REIT III, Inc.’s Current Report on Form 8-K (File No. 000-55434) filed September 11, 2019 and incorporated herein by reference)

10.3
Unconditional Guaranty of Payment dated as of September 5, 2019, by Trilogy Investors, LLC, Trilogy Healthcare Holdings, Inc., Trilogy Pro Services, LLC and Trilogy OpCo, LLC for the benefit of KeyBank National Association and the other lenders which are parties thereto from time to time, CIT Bank, N.A., Regions Bank, KeyBanc Capital Markets, Inc., Regions Capital Markets, Bank of America, N.A. and The Huntington National Bank (included as Exhibit 10.2 to Griffin-American Healthcare REIT III, Inc.’s Current Report on Form 8-K (File No. 000-55434) filed September 11, 2019 and incorporated herein by reference)

10.4*
First Amendment to the First Amended and Restated Senior Secured Credit Agreement and dated as of April 30, 2021, among Trilogy RER, LLC, and certain subsidiaries of Trilogy RER, LLC, Trilogy OpCo, LLC and Trilogy Pro Services, LLC, KeyBank National Association and the other lenders which are parties thereto from time to time, CIT Bank, N.A., Regions Bank, KeyBanc Capital Markets, Inc., Regions Capital Markets, Bank of America, N.A. and The Huntington National Bank

10.5*
Second Amendment to the First Amended and Restated Senior Secured Credit Agreement and dated as of September 29, 2021, among Trilogy RER, LLC, and certain subsidiaries of Trilogy RER, LLC, Trilogy OpCo, LLC and Trilogy Pro Services, LLC, KeyBank National Association and the other lenders which are parties thereto from time to time, CIT Bank, N.A., Regions Bank, KeyBanc Capital Markets, Inc., Regions Capital Markets, Bank of America, N.A. and The Huntington National Bank

AMERICAN HEALTHCARE REIT, INC.
EXHIBITS LIST — (Continued)
December 31, 2022

10.6*
Third Amendment to the First Amended and Restated Senior Secured Credit Agreement and Amendment to Unconditional Guaranty of Payment and Performance dated as of December 20, 2022, among Trilogy RER, LLC, and certain subsidiaries of Trilogy RER, LLC, Trilogy OpCo, LLC and Trilogy Pro Services, LLC, KeyBank National Association and the other lenders which are parties thereto from time to time, CIT Bank, N.A., Regions Bank, KeyBanc Capital Markets, Inc., Regions Capital Markets, Bank of America, N.A. and The Huntington National Bank

10.7†	Form of Indemnification Agreement (included as Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55775) filed October 1, 2021 and incorporated herein by reference)

10.8
Second Amended and Restated Agreement of Limited Partnership of American Healthcare REIT Holdings, LP, dated October 1, 2021 (included as Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55775) filed October 5, 2021 and incorporated by reference)

10.9	Amended and Restated Share Repurchase Plan (included as Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-55775) filed October 5, 2021 and incorporated herein by reference)

10.10
Registration Rights Agreement, dated October 1, 2021, by and between Griffin-American Healthcare REIT III, Inc. and Griffin-American Healthcare REIT III Holdings, LP (included as Exhibit 10.1 to Griffin-American Healthcare REIT III, Inc’s Current Report on Form 8-K (File No. 000-55434) filed October 1, 2021 and incorporated herein by reference)

10.11†
American Healthcare Opps Holdings, LLC Executive Severance and Change in Control Plan, effective as of November 18, 2021 (included as Exhibit 10.12 to our Annual Report on Form 10-K (File No. 000-55775) filed March 25, 2022 and incorporated herein by reference)

10.12
Eighth Amended and Restated Limited Liability Company Agreement of Trilogy REIT Holdings, LLC dated as of December 31, 2021, entered into by and among Trilogy Real Estate Investment Trust, Trilogy Management Services, LLC and Members, effective as of December 31, 2021 (included as Exhibit 10.13 to our Annual Report on Form 10-K (File No. 000-55775) filed March 25, 2022 and incorporated herein by reference)

10.13
Amended and Restated Credit Agreement by and among American Healthcare REIT Holdings, L.P., American Healthcare REIT, Inc. and certain subsidiaries, Bank of America, N.A., KeyBank, National Association, Citizens Bank, National Association, Bank of the West, Fifth Third Bank, National Association, Truist Bank, Regions Bank, KeyBanc Capital Markets and BofA Securities, Inc. dated January 19, 2022 (included as Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-055775) filed January 25, 2022 and incorporated herein by reference)

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

AMERICAN HEALTHCARE REIT, INC.
EXHIBITS LIST — (Continued)
December 31, 2022

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

Date: March 17, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ DANNY PROSKY	Chief Executive Officer, President and Director
	Danny Prosky	(Principal Executive Officer)

Date: March 17, 2023

By	/s/ BRIAN S. PEAY	Chief Financial Officer
	Brian S. Peay	(Principal Financial Officer and Principal Accounting Officer)

Date: March 17, 2023

By	/s/ JEFFREY T. HANSON	Non-Executive Chairman of the Board of Directors
Jeffrey T. Hanson

Date: March 17, 2023

By	/s/ MATHIEU B. STREIFF	Director
Mathieu B. Streiff

Date: March 17, 2023

By	/s/ SCOTT ESTES	Independent Director
Scott Estes

Date: March 17, 2023

By	/s/ BRIAN J. FLORNES	Independent Director
Brian J. Flornes

Date: March 17, 2023

By	/s/ HAROLD H. GREENE	Independent Director
Harold H. Greene

Date: March 17, 2023

By	/s/ DIANNE HURLEY	Independent Director
Dianne Hurley

Date: March 17, 2023

By	/s/ MARVIN R. O’QUINN	Independent Director
Marvin R. O’Quinn

Date: March 17, 2023

By	/s/ VALERIE RICHARDSON	Independent Director
Valerie Richardson

Date: March 17, 2023

By	/s/ GERALD W. ROBINSON	Independent Director
Gerald W. Robinson

Date: March 17, 2023

By	/s/ J. GRAYSON SANDERS	Independent Director
J. Grayson Sanders

Date: March 17, 2023

By	/s/ WILBUR H. SMITH III	Independent Director
Wilbur H. Smith III

Date: March 17, 2023