Form 10-Q
period 2023-03-31
American Healthcare REIT, Inc.
filed 2023-05-15
CIK 1632970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of May 12, 2023, there were 19,540,742 shares of Class T common stock and 46,673,686 shares of Class I common stock of American Healthcare REIT, Inc. outstanding.

AMERICAN HEALTHCARE REIT, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2023 and December 31, 2022
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Real estate investments, net	$3,568,117,000	$3,581,609,000
Debt security investment, net	83,955,000	83,000,000
Cash and cash equivalents	41,346,000	65,052,000
Restricted cash	46,883,000	46,854,000
Accounts and other receivables, net	143,740,000	137,501,000
Identified intangible assets, net	219,279,000	236,283,000
Goodwill	234,942,000	231,611,000
Operating lease right-of-use assets, net	270,939,000	276,342,000
Other assets, net	138,480,000	128,446,000
Total assets	$4,747,681,000	$4,786,698,000

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$1,233,745,000	$1,229,847,000
Lines of credit and term loan, net(1)	1,313,222,000	1,281,794,000
Accounts payable and accrued liabilities(1)	231,469,000	243,831,000
Identified intangible liabilities, net	10,429,000	10,837,000
Financing obligations(1)	47,684,000	48,406,000
Operating lease liabilities(1)	268,587,000	273,075,000
Security deposits, prepaid rent and other liabilities(1)	55,672,000	49,545,000
Total liabilities	3,160,808,000	3,137,335,000

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 12)	59,884,000	81,598,000

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Class T common stock, $0.01 par value per share; 200,000,000 shares authorized; 19,536,622 and 19,535,095 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	194,000	194,000
Class I common stock, $0.01 par value per share; 800,000,000 shares authorized; 46,673,686 and 46,675,367 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	467,000	467,000
Additional paid-in capital	2,546,299,000	2,540,424,000
Accumulated deficit	(1,180,741,000)	(1,138,304,000)
Accumulated other comprehensive loss	(2,568,000)	(2,690,000)
Total stockholders’ equity	1,363,651,000	1,400,091,000
Noncontrolling interests (Note 13)	163,338,000	167,674,000
Total equity	1,526,989,000	1,567,765,000
Total liabilities, redeemable noncontrolling interests and equity	$4,747,681,000	$4,786,698,000

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
As of March 31, 2023 and December 31, 2022
(Unaudited)
___________
(1)Such liabilities of American Healthcare REIT, Inc. represented liabilities of American Healthcare REIT Holdings, LP or its consolidated subsidiaries as of March 31, 2023 and December 31, 2022. American Healthcare REIT Holdings, LP is a variable interest entity, or VIE, and a consolidated subsidiary of American Healthcare REIT, Inc. The creditors of American Healthcare REIT Holdings, LP or its consolidated subsidiaries do not have recourse against American Healthcare REIT, Inc., except for the 2022 Credit Facility, as defined in Note 8, held by American Healthcare REIT Holdings, LP in the amount of $977,900,000 and $965,900,000 as of March 31, 2023 and December 31, 2022, respectively, which was guaranteed by American Healthcare REIT, Inc.
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues and grant income:
Resident fees and services	$408,630,000	$318,974,000
Real estate revenue	43,596,000	51,943,000
Grant income	—	5,214,000
Total revenues and grant income	452,226,000	376,131,000
Expenses:
Property operating expenses	370,146,000	287,160,000
Rental expenses	15,195,000	15,287,000
General and administrative	13,053,000	11,119,000
Business acquisition expenses	332,000	173,000
Depreciation and amortization	44,670,000	42,311,000
Total expenses	443,396,000	356,050,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishments)	(39,011,000)	(23,325,000)
(Loss) gain in fair value of derivative financial instruments	(195,000)	500,000
(Loss) gain on dispositions of real estate investments	(132,000)	756,000
(Loss) income from unconsolidated entities	(306,000)	1,386,000
Gain on re-measurement of previously held equity interest	726,000	—
Foreign currency gain (loss)	1,008,000	(1,387,000)
Other income	1,608,000	1,260,000
Total net other expense	(36,302,000)	(20,810,000)
Loss before income taxes	(27,472,000)	(729,000)
Income tax expense	(143,000)	(168,000)
Net loss	(27,615,000)	(897,000)
Net loss (income) attributable to noncontrolling interests	1,743,000	(2,059,000)
Net loss attributable to controlling interest	$(25,872,000)	$(2,956,000)
Net loss per Class T and Class I common share attributable to controlling interest — basic and diluted	$(0.39)	$(0.05)
Weighted average number of Class T and Class I common shares outstanding — basic and diluted	66,026,173	65,629,204

Net loss	$(27,615,000)	$(897,000)
Other comprehensive income (loss):
Foreign currency translation adjustments	122,000	(194,000)
Total other comprehensive income (loss)	122,000	(194,000)
Comprehensive loss	(27,493,000)	(1,091,000)
Comprehensive loss (income) attributable to noncontrolling interests	1,743,000	(2,059,000)
Comprehensive loss attributable to controlling interest	$(25,750,000)	$(3,150,000)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	Three Months Ended March 31, 2023
	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2022	66,210,462	$661,000	$2,540,424,000	$(1,138,304,000)	$(2,690,000)	$1,400,091,000	$167,674,000	$1,567,765,000
Issuance of nonvested restricted common stock	1,956	—	—	—	—	—	—	—
Amortization of nonvested restricted common stock and stock units	—	—	1,051,000	—	—	1,051,000	—	1,051,000
Stock based compensation	—	—	—	—	—	—	21,000	21,000
Repurchase of common stock	(2,110)	—	(78,000)	—	—	(78,000)	—	(78,000)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,102,000)	(3,102,000)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(21,000)	(21,000)
Adjustment to value of redeemable noncontrolling interests	—	—	4,902,000	—	—	4,902,000	141,000	5,043,000
Distributions declared ($0.25 per share)	—	—	—	(16,565,000)	—	(16,565,000)	—	(16,565,000)
Net loss	—	—	—	(25,872,000)	—	(25,872,000)	(1,375,000)	(27,247,000)	(1)
Other comprehensive income	—	—	—	—	122,000	122,000	—	122,000
BALANCE — March 31, 2023	66,210,308	$661,000	$2,546,299,000	$(1,180,741,000)	$(2,568,000)	$1,363,651,000	$163,338,000	$1,526,989,000

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	Three Months Ended March 31, 2022
	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2021	65,758,004	$658,000	$2,533,904,000	$(951,303,000)	$(1,966,000)	1,581,293,000	$175,553,000	$1,756,846,000
Offering costs — common stock	—	—	(3,000)	—	—	(3,000)	—	(3,000)
Issuance of common stock under the DRIP	306,518	3,000	11,301,000	—	—	11,304,000	—	11,304,000
Amortization of nonvested restricted common stock	—	—	811,000	—	—	811,000	—	811,000
Stock based compensation	—	—	—	—	—	—	21,000	21,000
Repurchase of common stock	(112,094)	(1,000)	(4,133,000)	—	—	(4,134,000)	—	(4,134,000)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,515,000)	(3,515,000)
Adjustment to noncontrolling interest in connection with the Merger	—	—	(1,173,000)	—	—	(1,173,000)	1,173,000	—
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(21,000)	(21,000)
Adjustment to value of redeemable noncontrolling interests	—	—	(1,927,000)	—	—	(1,927,000)	(929,000)	(2,856,000)
Distributions declared ($0.40 per share)	—	—	—	(26,354,000)	—	(26,354,000)	—	(26,354,000)
Net (loss) income	—	—	—	(2,956,000)	—	(2,956,000)	1,872,000	(1,084,000)	(1)
Other comprehensive loss	—	—	—	—	(194,000)	(194,000)	—	(194,000)
BALANCE — March 31, 2022	65,952,428	$660,000	$2,538,780,000	$(980,613,000)	$(2,160,000)	$1,556,667,000	$174,154,000	$1,730,821,000
___________
(1)For the three months ended March 31, 2023 and 2022, amounts exclude $(368,000) and $187,000, respectively, of net (loss) income attributable to redeemable noncontrolling interests. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,615,000)	$(897,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	44,670,000	42,311,000
Other amortization	20,370,000	6,166,000
Deferred rent	(1,090,000)	(1,695,000)
Stock based compensation	1,072,000	779,000
Loss (gain) on dispositions of real estate investments	132,000	(756,000)
Loss (income) from unconsolidated entities	306,000	(1,386,000)
Gain on re-measurement of previously held equity interest	(726,000)	—
Foreign currency (gain) loss	(1,063,000)	1,335,000
Loss on extinguishments of debt	—	4,591,000
Change in fair value of derivative financial instruments	195,000	(500,000)
Changes in operating assets and liabilities:
Accounts and other receivables	(7,119,000)	(8,300,000)
Other assets	(3,489,000)	(1,432,000)
Accounts payable and accrued liabilities	1,790,000	(7,878,000)
Accounts payable due to affiliates	—	(184,000)
Operating lease liabilities	(9,328,000)	(4,602,000)
Security deposits, prepaid rent and other liabilities	5,757,000	(5,192,000)
Net cash provided by operating activities	23,862,000	22,360,000
CASH FLOWS FROM INVESTING ACTIVITIES
Developments and capital expenditures	(21,500,000)	(20,856,000)
Acquisitions of real estate investments	(11,680,000)	(19,878,000)
Acquisition of previously held equity interest	(335,000)	—
Proceeds from dispositions of real estate investments	6,901,000	14,074,000
Investments in unconsolidated entities	(6,000,000)	(200,000)
Real estate and other deposits	(705,000)	(507,000)
Net cash used in investing activities	(33,319,000)	(27,367,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgage loans payable	7,700,000	22,489,000
Payments on mortgage loans payable	(5,122,000)	(4,538,000)
Borrowings under the lines of credit and term loan	113,600,000	941,400,000
Payments on the lines of credit and term loan	(82,100,000)	(928,900,000)
Deferred financing costs	(1,048,000)	(4,796,000)
Debt extinguishment costs	—	(2,790,000)
Payments on financing obligations	(733,000)	(787,000)
Distributions paid to common stockholders	(26,492,000)	(15,010,000)
Repurchase of common stock	(78,000)	(4,134,000)
Distributions to noncontrolling interests in total equity	(3,516,000)	(3,511,000)

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Contribution from redeemable noncontrolling interest	$—	$173,000
Distributions to redeemable noncontrolling interests	(560,000)	(695,000)
Repurchase of redeemable noncontrolling interest	(15,803,000)	—
Payment of offering costs	(3,000)	(9,000)
Security deposits	(145,000)	(199,000)
Net cash used in financing activities	(14,300,000)	(1,307,000)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(23,757,000)	$(6,314,000)
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	80,000	(2,000)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	111,906,000	125,486,000
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$88,229,000	$119,170,000

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period:
Cash and cash equivalents	$65,052,000	$81,597,000
Restricted cash	46,854,000	43,889,000
Cash, cash equivalents and restricted cash	$111,906,000	$125,486,000

End of period:
Cash and cash equivalents	$41,346,000	$75,115,000
Restricted cash	46,883,000	44,055,000
Cash, cash equivalents and restricted cash	$88,229,000	$119,170,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$37,424,000	$18,916,000
Income taxes	$383,000	$191,000
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued developments and capital expenditures	$26,102,000	$14,750,000
Tenant improvement overage	$—	$223,000
Issuance of common stock under the DRIP	$—	$11,304,000
Distributions declared but not paid — common stockholders	$16,554,000	$8,794,000
Distributions declared but not paid — limited partnership units	$875,000	$467,000
Distributions declared but not paid — restricted stock units	$68,000	$—
Accrued offering costs	$1,255,000	$—
The following represents the net increase (decrease) in certain assets and liabilities in connection with our acquisitions and dispositions of investments:
Accounts and other receivables	$(952,000)	$(173,000)
Other assets	$162,000	$5,023,000
Mortgage loan payable, net	$—	$(12,059,000)
Accounts payable and accrued liabilities	$548,000	$(21,000)
Financing obligations	$12,000	$56,000
Security deposits and other liabilities	$312,000	$7,746,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended March 31, 2023 and 2022
The use of the words “we,” “us” or “our” refers to American Healthcare REIT, Inc. and its subsidiaries, including American Healthcare REIT Holdings, LP, except where otherwise noted.
1. Organization and Description of Business
Overview and Background
American Healthcare REIT, Inc., a Maryland corporation, is a self-managed real estate investment trust, or REIT, that owns a diversified portfolio of clinical healthcare real estate properties, focusing primarily on medical office buildings, or MOBs, senior housing facilities, skilled nursing facilities, or SNFs, hospitals and other healthcare-related facilities. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). Our healthcare facilities operated under a RIDEA structure include our senior housing operating properties, or SHOP, and our integrated senior health campuses. We have originated and acquired secured loans and may also originate and acquire other real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income; however, we have selectively developed, and may continue to selectively develop, healthcare real estate properties. We have elected to be taxed as a REIT for U.S. federal income tax purposes. We believe that we have been organized and operated, and we intend to continue to operate, in conformity with the requirements for qualification and taxation as a REIT under the Code.
On October 1, 2021, Griffin-American Healthcare REIT III, Inc., or GAHR III, merged with and into a wholly owned subsidiary, or Merger Sub, of Griffin-American Healthcare REIT IV, Inc., or GAHR IV, with Merger Sub being the surviving company, which we refer to as the REIT Merger, and our operating partnership, Griffin-American Healthcare REIT IV Holdings, LP, merged with and into Griffin-American Healthcare REIT III Holdings, LP, or the Surviving Partnership, with the Surviving Partnership being the surviving entity, which we refer to as the Partnership Merger and, together with the REIT Merger, the Merger. Following the Merger on October 1, 2021, our company, or the Combined Company, was renamed American Healthcare REIT, Inc. and the Surviving Partnership was renamed American Healthcare REIT Holdings, LP, or our operating partnership.
Also on October 1, 2021, immediately prior to the consummation of the Merger, and pursuant to a contribution and exchange agreement dated June 23, 2021, GAHR III acquired a newly formed entity, American Healthcare Opps Holdings, LLC, or NewCo, which we refer to as the AHI Acquisition. Following the Merger and the AHI Acquisition, our company became self-managed.
Operating Partnership
We conduct substantially all of our operations through our operating partnership and we are the sole general partner of our operating partnership. As of both March 31, 2023 and December 31, 2022, we owned 95.0% of the partnership units, or OP units, in our operating partnership, and the remaining 5.0% limited OP units, were owned by AHI Group Holdings, LLC, which is owned and controlled by Jeffrey T. Hanson, the non-executive Chairman of our board of directors, or our board, Danny Prosky, our Chief Executive Officer and President, and Mathieu B. Streiff, one of our directors, or collectively, the AHI Principals; Platform Healthcare Investor TII, LLC; Flaherty Trust; and a wholly owned subsidiary of Griffin Capital Company, LLC, or collectively, the NewCo Sellers. See Note 12, Redeemable Noncontrolling Interests, and Note 13, Equity — Noncontrolling Interests in Total Equity, for a further discussion of the ownership in our operating partnership.
Public Offerings
As of March 31, 2023, after taking into consideration the impact of the Merger and the reverse stock split as discussed in Note 2, Summary of Significant Accounting Policies, we had issued 65,445,557 shares for a total of $2,737,716,000 of common stock since February 26, 2014 in our initial public offerings and our distribution reinvestment plan, or DRIP, offerings (includes historical offering amounts sold by GAHR III and GAHR IV prior to the Merger).
On September 16, 2022, we filed with the United States Securities and Exchange Commission, or the SEC, a Registration Statement on Form S-11 (File No. 333-267464), with respect to a proposed public offering by us of our shares of common stock in conjunction with a contemplated listing of our common stock on the New York Stock Exchange, or the Proposed Listing. Such registration statement and contemplated listing are not yet effective.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
See Note 13, Equity — Common Stock, and Note 13, Equity — Distribution Reinvestment Plan, for a further discussion of our public offerings.
Our Real Estate Investments Portfolio
We currently operate through six reportable business segments: integrated senior health campuses, MOBs, SHOP, SNFs, senior housing — leased and hospitals. As of March 31, 2023, we owned and/or operated 314 buildings and integrated senior health campuses, including completed development and expansion projects, or approximately 19,956,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $4,626,119,000. In addition, as of March 31, 2023, we also owned a real estate-related debt investment purchased for $60,429,000.
COVID-19
Our residents, tenants, operating partners and managers, our industry and the U.S. economy have been adversely affected by the impact of the COVID-19 pandemic. While the COVID-19 pandemic has subsided from its peaks, the timing and extent of the economic recovery from the COVID-19 pandemic is dependent upon many factors, including the emergence and severity of new COVID-19 variants, the effectiveness of vaccines, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, the overall pace of recovery, among others. As the lasting economic effects of the responses to the COVID-19 pandemic, such as inflation and labor market challenges, are still impacting the healthcare system to a certain extent, such effects continue to present challenges for us as an owner and operator of healthcare facilities, making it difficult to ascertain the long-term impact the COVID-19 pandemic will have on real estate markets in which we own and/or operate properties and our portfolio of investments.
We have evaluated such economic impacts of the COVID-19 pandemic on our business thus far and incorporated information concerning such impacts into our assessments of liquidity, impairment and collectability from tenants and residents as of March 31, 2023. We will continue to monitor such impacts and will adjust our estimates and assumptions based on the best available information.
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
On November 15, 2022 we effected a one-for-four reverse stock split of our common stock and a corresponding reverse split of the OP units, or the Reverse Splits. All numbers of common shares and per share data, as well as the OP units, in our accompanying condensed consolidated financial statements and related notes have been retroactively adjusted for all periods presented to give effect to the Reverse Splits.
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries of which we have control, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership and as of both March 31, 2023 and December 31, 2022, we owned a 95.0% general partnership interest therein, and the remaining 5.0% was owned by the NewCo Sellers.

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
In preparing our accompanying condensed consolidated financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2022 Annual Report on Form 10-K, as filed with the SEC on March 17, 2023.
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

	Three Months Ended March 31,
	2023			2022
	Integrated Senior Health Campuses	SHOP(1)	Total	Integrated Senior Health Campuses	SHOP(1)	Total
Over time	$298,850,000	$45,613,000	$344,463,000	$230,534,000	$37,216,000	$267,750,000
Point in time	62,920,000	1,247,000	64,167,000	50,478,000	746,000	51,224,000
Total resident fees and services	$361,770,000	$46,860,000	$408,630,000	$281,012,000	$37,962,000	$318,974,000

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The following tables disaggregate our resident fees and services revenue by payor class:

	Three Months Ended March 31,
	2023			2022
	Integrated Senior Health Campuses	SHOP(1)	Total	Integrated Senior Health Campuses	SHOP(1)	Total
Private and other payors	$169,678,000	$43,850,000	$213,528,000	$131,803,000	$35,037,000	$166,840,000
Medicare	126,466,000	311,000	126,777,000	94,517,000	—	94,517,000
Medicaid	65,626,000	2,699,000	68,325,000	54,692,000	2,925,000	57,617,000
Total resident fees and services	$361,770,000	$46,860,000	$408,630,000	$281,012,000	$37,962,000	$318,974,000
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
Accounts Receivable, Net — Resident Fees and Services Revenue
The beginning and ending balances of accounts receivable, net — resident fees and services are as follows:

	Private and Other Payors	Medicare	Medicaid	Total
Beginning balance — January 1, 2023	$55,484,000	$45,669,000	$20,832,000	$121,985,000
Ending balance — March 31, 2023	60,233,000	43,155,000	18,824,000	122,212,000
Increase (decrease)	$4,749,000	$(2,514,000)	$(2,008,000)	$227,000
Deferred Revenue — Resident Fees and Services Revenue
Deferred revenue is included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets. The beginning and ending balances of deferred revenue — resident fees and services, almost all of which relates to private and other payors, are as follows:

Total
Beginning balance — January 1, 2023	$17,901,000
Ending balance — March 31, 2023	22,214,000
Increase	$4,313,000
Resident and Tenant Receivables and Allowances
Resident receivables, which are related to resident fees and services revenue, are carried net of an allowance for credit losses. An allowance is maintained for estimated losses resulting from the inability of residents and payors to meet the contractual obligations under their lease or service agreements. Substantially all of such allowances are recorded as direct reductions of resident fees and services revenue as contractual adjustments provided to third-party payors or implicit price concessions in our accompanying condensed consolidated statements of operations and comprehensive loss. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the residents’ financial condition, security deposits, cash collection patterns by payor and by state, current economic conditions, future expectations in estimating credit losses and other relevant factors. Tenant receivables, which are related to real estate revenue, and unbilled deferred rent receivables are reduced for amounts where collectability is not probable, which are recognized as direct reductions of real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss.
As of March 31, 2023 and December 31, 2022, we had $14,391,000 and $14,071,000, respectively, in allowances, which were determined necessary to reduce receivables by our expected future credit losses. For the three months ended March 31, 2023 and 2022, we increased allowances by $4,037,000 and $5,223,000, respectively, and reduced allowances for collections or adjustments by $1,827,000 and $2,099,000, respectively. For the three months ended March 31, 2023 and 2022, $1,890,000 and $1,630,000, respectively, of our receivables were written off against the related allowances.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Accounts Payable and Accrued Liabilities
As of March 31, 2023 and December 31, 2022, accounts payable and accrued liabilities primarily include insurance reserves of $41,602,000 and $39,893,000, respectively, reimbursement of payroll-related costs to the managers of our SHOP and integrated senior health campuses of $39,718,000 and $38,624,000, respectively, accrued property taxes of $26,168,000 and $24,926,000, respectively, accrued developments and capital expenditures to unaffiliated third parties of $26,102,000 and $30,211,000, respectively, and accrued distributions to common stockholders of $16,554,000 and $26,484,000, respectively.
3. Real Estate Investments, Net and Business Combinations
Our real estate investments, net consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Building, improvements and construction in process	$3,682,324,000	$3,670,361,000
Land and improvements	346,005,000	344,359,000
Furniture, fixtures and equipment	229,477,000	221,727,000
	4,257,806,000	4,236,447,000
Less: accumulated depreciation	(689,689,000)	(654,838,000)
	$3,568,117,000	$3,581,609,000
Depreciation expense for the three months ended March 31, 2023 and 2022 was $35,899,000 and $34,422,000, respectively. For the three months ended March 31, 2023, we incurred capital expenditures of $10,201,000 for our integrated senior health campuses, $3,574,000 for our MOBs and $1,750,000 for our SHOP. We did not incur any capital expenditures for our properties within our hospitals, SNFs and senior housing — leased segments for the three months ended March 31, 2023.
Acquisition of Real Estate Investment
On February 15, 2023, we, through a majority-owned subsidiary of Trilogy Investors, LLC, or Trilogy, acquired an integrated senior health campus located in Kentucky for a contract purchase price of $11,000,000, plus immaterial closing costs. We financed such acquisition with cash on hand and a mortgage loan payable placed on the property at the time of acquisition with a principal balance of $7,700,000.
We accounted for our acquisition of a real estate investment completed during the three months ended March 31, 2023 as an asset acquisition. The following table summarizes the purchase price of such acquisition based on relative fair values:

2023 Acquisition
Building and improvements	$10,139,000
Land and improvements	912,000
Total assets acquired	$11,051,000
Disposition of Real Estate Investment
On February 1, 2023, we disposed of one facility within our Central Florida Senior Housing Portfolio within our SHOP segment, for a contract sales price of $7,730,000 and recognized a gain on sale of $11,000.
Business Combinations
On February 15, 2023, we, through a majority-owned subsidiary of Trilogy, acquired from an unaffiliated third party, a 60.0% controlling interest in a privately held company, Memory Care Partners, LLC, or MCP, that operated integrated senior health campuses located in Kentucky. The contract purchase price for the acquisition of MCP was $900,000, which was acquired using cash on hand. Prior to such acquisition, we owned a 40.0% interest in MCP, which was accounted for as an equity method investment and was included in investments in unconsolidated entities within other assets, net in our accompanying condensed consolidated balance sheet as of December 31, 2022. In connection with the acquisition of the remaining interest in MCP, we now own a 100% controlling interest in MCP. As a result, we re-measured the fair value of our previously held equity interest in MCP and recognized a gain on re-measurement of $726,000 in our accompanying condensed consolidated statements of operations and comprehensive loss.

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
The table below summarizes the acquisition date fair values of the assets acquired and liabilities assumed of our business combinations during the three months ended March 31, 2023 and 2022. Based on quantitative and qualitative considerations, such business combinations were not material to us individually or in the aggregate and therefore, pro forma financial information is not provided. Any necessary adjustments are finalized within one year from the date of acquisition.

	2023 Acquisition	2022 Acquisition
Building and improvements	$—	$17,235,000
Goodwill	3,331,000	1,827,000
In-place leases	—	3,420,000
Land	—	3,060,000
Cash and restricted cash	565,000	588,000
Certificates of need	—	690,000
Furniture, fixtures and equipment	39,000	1,558,000
Other assets	66,000	—
Total assets acquired	4,001,000	28,378,000
Security deposits and other liabilities	(812,000)	(7,747,000)
Accounts payable and accrued liabilities	(1,676,000)	(109,000)
Financing obligations	(12,000)	(56,000)
Total liabilities assumed	(2,500,000)	(7,912,000)
Net assets acquired	$1,501,000	$20,466,000
4. Debt Security Investment, Net
Our investment in a commercial mortgage-backed debt security, or debt security, bears an interest rate on the stated principal amount thereof equal to 4.24% per annum, the terms of which security provide for monthly interest-only payments. The debt security matures on August 25, 2025 at a stated amount of $93,433,000, resulting in an anticipated yield-to-maturity of 10.0% per annum. The debt security was issued by an unaffiliated mortgage trust and represents a 10.0% beneficial ownership interest in such mortgage trust. The debt security is subordinate to all other interests in the mortgage trust and is not guaranteed by a government-sponsored entity.
As of March 31, 2023 and December 31, 2022, the carrying amount of the debt security investment was $83,955,000 and $83,000,000, respectively, net of unamortized closing costs of $701,000 and $767,000, respectively. Accretion on the debt security for the three months ended March 31, 2023 and 2022 was $1,020,000 and $980,000, respectively, which is recorded as an increase to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss. Amortization expense of closing costs for the three months ended March 31, 2023 and 2022 was $65,000 and $56,000, respectively, which is recorded as a decrease to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss. We evaluated credit quality indicators such as the agency ratings and the underlying collateral of such investment in order to determine expected future credit loss. We did not record a credit loss for the three months ended March 31, 2023 and 2022.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
5. Identified Intangible Assets, Net
Identified intangible assets, net consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Amortized intangible assets:
In-place leases, net of accumulated amortization of $43,513,000 and $38,930,000 as of March 31, 2023 and December 31, 2022, respectively (with a weighted average remaining life of 7.1 years and 7.0 years as of March 31, 2023 and December 31, 2022, respectively)	$67,684,000	$75,580,000
Above-market leases, net of accumulated amortization of $6,094,000 and $6,360,000 as of March 31, 2023 and December 31, 2022, respectively (with a weighted average remaining life of 8.3 years and 9.0 years as of March 31, 2023 and December 31, 2022, respectively)	21,111,000	30,194,000
Customer relationships, net of accumulated amortization of $822,000 and $785,000 as of March 31, 2023 and December 31, 2022, respectively (with a weighted average remaining life of 13.4 years and 13.7 years as of March 31, 2023 and December 31, 2022, respectively)	2,018,000	2,055,000
Unamortized intangible assets:
Certificates of need	97,679,000	97,667,000
Trade names	30,787,000	30,787,000
	$219,279,000	$236,283,000
Amortization expense on identified intangible assets for the three months ended March 31, 2023 and 2022 was $17,071,000 and $8,239,000, respectively, which included $9,083,000 and $1,114,000, respectively, of amortization recorded as a decrease to real estate revenue for above-market leases in our accompanying condensed consolidated statements of operations and comprehensive loss. On March 1, 2023, we transitioned our SNFs within Central Wisconsin Senior Care Portfolio to a RIDEA structure, which resulted in a full amortization of $8,073,000 of above-market leases and $885,000 of in-place leases.
The aggregate weighted average remaining life of the identified intangible assets was 7.5 years and 7.7 years as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, estimated amortization expense on the identified intangible assets for the nine months ending December 31, 2023 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2023	$20,289,000
2024	12,861,000
2025	10,037,000
2026	8,867,000
2027	8,230,000
Thereafter	30,529,000
Total	$90,813,000

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
6. Other Assets, Net
Other assets, net consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Deferred rent receivables	$47,911,000	$46,867,000
Prepaid expenses, deposits, other assets and deferred tax assets, net	31,219,000	25,866,000
Inventory	19,053,000	19,775,000
Lease commissions, net of accumulated amortization of $6,636,000 and $6,260,000 as of March 31, 2023 and December 31, 2022, respectively	18,384,000	19,217,000
Investments in unconsolidated entities	15,399,000	9,580,000
Deferred financing costs, net of accumulated amortization of $6,503,000 and $5,704,000 as of March 31, 2023 and December 31, 2022, respectively	3,795,000	4,334,000
Lease inducement, net of accumulated amortization of $2,281,000 and $2,193,000 as of March 31, 2023 and December 31, 2022, respectively (with a weighted average remaining life of 7.7 years and 7.9 years as of March 31, 2023 and December 31, 2022, respectively)	2,719,000	2,807,000
	$138,480,000	$128,446,000
Deferred financing costs included in other assets, net were related to the 2019 Trilogy Credit Facility and the senior unsecured revolving credit facility portion of the 2022 Credit Facility. See Note 8, Lines of Credit and Term Loan, for a further discussion. Amortization expense on lease inducement for both the three months ended March 31, 2023 and 2022 was $88,000, which is recorded as a decrease to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss.
7. Mortgage Loans Payable, Net
As of March 31, 2023 and December 31, 2022, mortgage loans payable were $1,257,057,000 ($1,233,745,000, net of discount/premium and deferred financing costs) and $1,254,479,000 ($1,229,847,000, net of discount/premium and deferred financing costs), respectively. As of March 31, 2023, we had 68 fixed-rate mortgage loans payable and 12 variable-rate mortgage loans payable with effective interest rates ranging from 2.21% to 7.76% per annum based on interest rates in effect as of March 31, 2023 and a weighted average effective interest rate of 4.46%. As of December 31, 2022, we had 68 fixed-rate mortgage loans payable and 11 variable-rate mortgage loans payable with effective interest rates ranging from 2.21% to 7.26% per annum based on interest rates in effect as of December 31, 2022 and a weighted average effective interest rate of 4.29%. We are required by the terms of certain loan documents to meet certain reporting requirements and covenants, such as net worth ratios, fixed charge coverage ratios and leverage ratios.
Mortgage loans payable, net consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Total fixed-rate debt	$880,770,000	$885,892,000
Total variable-rate debt	376,287,000	368,587,000
Total fixed- and variable-rate debt	1,257,057,000	1,254,479,000
Less: deferred financing costs, net	(8,410,000)	(8,845,000)
Add: premium	215,000	237,000
Less: discount	(15,117,000)	(16,024,000)
Mortgage loans payable, net	$1,233,745,000	$1,229,847,000

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The following table reflects the changes in the carrying amount of mortgage loans payable, net for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Beginning balance	$1,229,847,000	$1,095,594,000
Additions:
Borrowings under mortgage loans payable	7,700,000	88,659,000
Amortization of deferred financing costs	577,000	2,078,000
Amortization of discount/premium on mortgage loans payable, net	885,000	(17,000)
Deductions:
Scheduled principal payments on mortgage loans payable	(5,122,000)	(4,538,000)
Early payoff of mortgage loans payable	—	(78,437,000)
Deferred financing costs	(142,000)	(333,000)
Ending balance	$1,233,745,000	$1,103,006,000
For the three months ended March 31, 2023, we did not incur any gain or loss on the extinguishment of mortgage loans payable. For the three months ended March 31, 2022, we incurred an aggregate loss on the extinguishment of mortgage loans payable of $1,430,000, which is recorded as an increase to interest expense in our accompanying condensed consolidated statements of operations and comprehensive loss. Such loss was primarily related to the write-off of unamortized loan discount related to eight mortgage loans payable that we refinanced on January 1, 2022 that were due to mature in 2044 through 2052.
As of March 31, 2023, the principal payments due on our mortgage loans payable for the nine months ending December 31, 2023 and for each of the next four years ending December 31 and thereafter were as follows:

Year	Amount
2023	$128,240,000
2024	278,056,000
2025	165,544,000
2026	155,159,000
2027	34,413,000
Thereafter	495,645,000
Total	$1,257,057,000
8. Lines of Credit and Term Loan
2022 Credit Facility
On January 19, 2022, we, through our operating partnership, as borrower, and certain of our subsidiaries, or the subsidiary guarantors, collectively as guarantors, entered into an agreement, or the 2022 Credit Agreement, to amend and restate the credit agreement for our existing credit facility with Bank of America, N.A., or Bank of America, KeyBank National Association, Citizens Bank, National Association, and the lenders named therein. The 2022 Credit Agreement provides for a credit facility with an aggregate maximum principal amount up to $1,050,000,000, or the 2022 Credit Facility, which consists of a senior unsecured revolving credit facility in the initial aggregate amount of $500,000,000 and a senior unsecured term loan facility in the initial aggregate amount of $550,000,000. The proceeds of loans made under the 2022 Credit Facility may be used for refinancing existing indebtedness and for general corporate purposes including for working capital, capital expenditures and other corporate purposes not inconsistent with obligations under the 2022 Credit Agreement. We may also obtain up to $25,000,000 in the form of standby letters of credit pursuant to the 2022 Credit Facility. Unless defined herein, all capitalized terms under this “2022 Credit Facility” subsection are defined in the 2022 Credit Agreement.
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
The 2022 Credit Facility bears interest at varying rates based upon, at our option, (i) Daily SOFR, plus the Applicable Rate for Daily SOFR Rate Loans or (ii) the Term SOFR, plus the Applicable Rate for Term SOFR Rate Loans. If, under the terms of the 2022 Credit Agreement, there is an inability to determine the Daily SOFR or the Term SOFR then the 2022 Credit Facility will bear interest at a rate per annum equal to the Base Rate plus the Applicable Rate for Base Rate Loans. The loans may be repaid in whole or in part without prepayment premium or penalty, subject to certain conditions.
The 2022 Credit Agreement requires us to add additional subsidiaries as guarantors in the event the value of the assets owned by the subsidiary guarantors falls below a certain threshold as set forth in the 2022 Credit Agreement. In the event of default, Bank of America has the right to terminate the commitment of each Lender to make Loans and any obligation of the L/C Issuer to make L/C Credit Extensions under the 2022 Credit Agreement, and to accelerate the payment on any unpaid principal amount of all outstanding loans and interest thereon. On March 1, 2023, we entered into an amendment to the 2022 Credit Agreement, or the First Amendment. The material terms of the First Amendment provided for revisions to certain financial covenants for a limited period of time. Except as modified by the terms of the First Amendment, the material terms of the 2022 Credit Agreement remain in full force and effect.
As of both March 31, 2023 and December 31, 2022, our aggregate borrowing capacity under the 2022 Credit Facility was $1,050,000,000, excluding the $25,000,000 in standby letters of credit described above. As of March 31, 2023 and December 31, 2022, borrowings outstanding under the 2022 Credit Facility totaled $977,900,000 ($976,988,000, net of deferred financing costs related to the senior unsecured term loan facility portion of the 2022 Credit Facility) and $965,900,000 ($965,060,000, net of deferred financing costs related to the senior unsecured term loan facility portion of the 2022 Credit Facility), respectively, and the weighted average interest rate on such borrowings outstanding was 6.57% and 6.07% per annum, respectively.
In January 2022, in connection with the 2022 Credit Agreement, we incurred an aggregate $3,161,000 loss on the extinguishment of a portion of senior unsecured term loan related to former credit facilities. Such loss on extinguishment of debt is recorded as an increase to interest expense in our accompanying condensed consolidated statements of operations and comprehensive loss, and primarily consisted of lender fees we paid to obtain the 2022 Credit Facility.
2019 Trilogy Credit Facility
We, through Trilogy RER, LLC, are party to an amended and restated loan agreement, or the 2019 Trilogy Credit Agreement, among certain subsidiaries of Trilogy OpCo, LLC, Trilogy RER, LLC, and Trilogy Pro Services, LLC; KeyBank; CIT Bank, N.A.; Regions Bank; KeyBanc Capital Markets, Inc.; Regions Capital Markets; Bank of America; The Huntington National Bank; and a syndicate of other banks, as lenders named therein, with respect to a senior secured revolving credit facility that had an aggregate maximum principal amount of $360,000,000, consisting of: (i) a $325,000,000 secured revolver supported by real estate assets and ancillary business cash flow and (ii) a $35,000,000 accounts receivable revolving credit facility supported by eligible accounts receivable, or the 2019 Trilogy Credit Facility. The proceeds of the 2019 Trilogy Credit Facility may be used for acquisitions, debt repayment and general corporate purposes. The maximum principal amount of the 2019 Trilogy Credit Facility could have been increased by up to $140,000,000, for a total principal amount of $500,000,000, subject to certain conditions.
On December 20, 2022, we entered into an amendment to the 2019 Trilogy Credit Agreement, or the 2019 Trilogy Credit Amendment. The material terms of the 2019 Trilogy Credit Amendment provided for an increase to the secured revolver amount from $325,000,000 to $365,000,000, thereby increasing our aggregate maximum principal amount under the credit facility from $360,000,000 to $400,000,000. In addition, all references to the London Inter-bank Offered Rate, or LIBOR, were replaced with the Secured Overnight Financing Rate, or SOFR. On March 30, 2023, we further amended the 2019 Trilogy Credit Agreement to update the definition of Implied Debt Service, which is used to calculate the Real Estate Borrowing Base Availability, for interest rate changes and to add an annual interest-only payment calculation option. Except as modified by the terms of the amendments, the material terms of the 2019 Trilogy Credit Agreement remain in full force and effect. Unless defined herein, all capitalized terms under this “2019 Trilogy Credit Facility” subsection are defined in the 2019 Trilogy Credit Amendment.
The 2019 Trilogy Credit Facility matures on September 5, 2023 and may be extended for one 12-month period during the term of the 2019 Trilogy Credit Amendment, subject to the satisfaction of certain conditions, including payment of an extension fee. At our option, the 2019 Trilogy Credit Facility bears interest at per annum rates equal to (a) SOFR, plus 2.75%

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
for SOFR Rate Loans, as defined in the 2019 Trilogy Credit Amendment, and (b) for Base Rate Loans, as defined in the 2019 Trilogy Credit Amendment, 1.75% plus the highest of: (i) the fluctuating rate per annum of interest in effect for such day as established from time to time by KeyBank as its prime rate, (ii) 0.50% above the Federal Funds Effective Rate, as defined in the 2019 Trilogy Credit Amendment, and (iii) 1.00% above one-month Adjusted Term SOFR.
As of both March 31, 2023 and December 31, 2022, our aggregate borrowing capacity under the 2019 Trilogy Credit Facility was $400,000,000. As of March 31, 2023 and December 31, 2022, borrowings outstanding under the 2019 Trilogy Credit Facility totaled $336,234,000 and $316,734,000, respectively, and the weighted average interest rate on such borrowings outstanding was 7.61% and 7.17% per annum, respectively.
9. Derivative Financial Instrument
We use a derivative financial instrument to manage interest rate risk associated with our variable-rate term loan pursuant to our 2022 Credit Facility and we record such derivative financial instrument in our accompanying condensed consolidated balance sheets as either an asset or a liability measured at fair value. We did not have any derivative financial instruments as of December 31, 2022. The following table lists the derivative financial instrument held by us as of March 31, 2023, which was included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheet:

Instrument	Notional Amount	Index	Interest Rate	Maturity Date	Fair Value March 31, 2023
Swap	$275,000,000	one month Term SOFR	3.74%	01/19/26	$(195,000)
As of March 31, 2023, our derivative financial instrument was not designated as a hedge. The derivative financial instrument not designated as a hedge is not speculative and is used to manage our exposure to interest rate movements, but does not meet the strict hedge accounting requirements. For the three months ended March 31, 2023 and 2022, we recorded $195,000 and ($500,000), respectively, as an increase (decrease) to interest expense in our accompanying condensed consolidated statements of operations and comprehensive loss related to the change in the fair value of our derivative financial instrument.
See Note 14, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments.
10. Identified Intangible Liabilities, Net
As of March 31, 2023 and December 31, 2022, identified intangible liabilities, net consisted of below-market leases of $10,429,000 and $10,837,000, respectively, net of accumulated amortization of $2,898,000 and $2,508,000, respectively. Amortization expense on below-market leases for the three months ended March 31, 2023 and 2022 was $408,000 and $609,000, respectively, which is recorded as an increase to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss.
The weighted average remaining life of below-market leases was 8.2 years and 8.4 years as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, estimated amortization expense on below-market leases for the nine months ending December 31, 2023 and for each of the next four years ending December 31 and thereafter was as follows:

Year	Amount
2023	$1,188,000
2024	1,475,000
2025	1,347,000
2026	1,198,000
2027	1,162,000
Thereafter	4,059,000
Total	$10,429,000

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
11. Commitments and Contingencies
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
12. Redeemable Noncontrolling Interests
As of both March 31, 2023 and December 31, 2022, we, through our direct and indirect subsidiaries, owned a 95.0% general partnership interest in our operating partnership and the remaining 5.0% limited partnership interest in our operating partnership was owned by the NewCo Sellers. Some of the limited partnership units outstanding, which account for approximately 1.0% of our total operating partnership units outstanding, have redemption features outside of our control and are accounted for as redeemable noncontrolling interests presented outside of permanent equity in our accompanying condensed consolidated balance sheets.
As of both March 31, 2023 and December 31, 2022, we, through Trilogy REIT Holdings LLC, or Trilogy REIT Holdings, in which we indirectly hold a 76.0% ownership interest, owned 97.4% and 96.2%, respectively, of the outstanding equity interests of Trilogy. As of March 31, 2023 and December 31, 2022, certain members of Trilogy’s management and certain members of an advisory committee to Trilogy’s board of directors owned approximately 2.6% and 3.8%, respectively, of the outstanding equity interests of Trilogy. The noncontrolling interests held by such members have redemption features outside of our control and are accounted for as redeemable noncontrolling interests in our accompanying condensed consolidated balance sheets. For the three months ended March 31, 2023, we redeemed a portion of the equity interests owned by current members of Trilogy’s management for an aggregate of $15,870,000. For the three months ended March 31, 2022, we did not redeem any equity interests of Trilogy.
As of March 31, 2023 and December 31, 2022, we own, through our operating partnership, approximately 98.0% of the joint ventures with an affiliate of Meridian Senior Living, LLC, or Meridian, that own Central Florida Senior Housing Portfolio, Pinnacle Beaumont ALF and Pinnacle Warrenton ALF. The noncontrolling interests held by Meridian have redemption features outside of our control and are accounted for as redeemable noncontrolling interests in our accompanying condensed consolidated balance sheets. See Note 3, Real Estate Investments, Net and Business Combinations — Disposition of Real Estate Investment, for a disposition within our Central Florida Senior Housing Portfolio.
We previously owned 90.0% of the joint venture with Avalon Health Care, Inc., or Avalon, that owned Catalina West Haven ALF and Catalina Madera ALF. The noncontrolling interests held by Avalon had redemption features outside of our control and were accounted for as redeemable noncontrolling interests until December 1, 2022, when we exercised our right to purchase the remaining 10.0% of the joint venture with Avalon for a contract purchase price of $295,000. As such, 10.0% of the net earnings of such joint venture were allocated to redeemable noncontrolling interests in our accompanying consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Beginning balance	$81,598,000	$72,725,000
Additional redeemable noncontrolling interest	—	173,000
Reclassification from equity	21,000	21,000
Distributions	(454,000)	(695,000)
Repurchase of redeemable noncontrolling interests	(15,870,000)	—
Adjustment to redemption value	(5,043,000)	2,856,000
Net (loss) income attributable to redeemable noncontrolling interests	(368,000)	187,000
Ending balance	$59,884,000	$75,267,000
13. Equity
Preferred Stock
Pursuant to our charter, we are authorized to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of both March 31, 2023 and December 31, 2022, no shares of preferred stock were issued and outstanding.
Common Stock
Pursuant to our charter, as amended, we are authorized to issue 1,000,000,000 shares of our common stock, par value $0.01 per share, whereby 200,000,000 shares are classified as Class T common stock and 800,000,000 shares are classified as Class I common stock. As of March 31, 2023, after taking into consideration the Merger and the impact of the reverse stock split as discussed below, we had issued 65,445,557 shares for a total of $2,737,716,000 of common stock since February 26, 2014 in our initial public offerings and DRIP offerings (includes historical offering amounts sold by GAHR III and GAHR IV prior to the Merger). See “Distribution Reinvestment Plan” section below for a further discussion.
On November 15, 2022 we effected a one-for-four reverse split of our common stock and a corresponding reverse split of the partnership units in our operating partnership. As a result of the Reverse Splits, every four shares of our common stock, or four partnership units in our operating partnership, were automatically combined and converted into one issued and outstanding share of our common stock of like class, or one partnership unit of like class, as applicable, rounded to the nearest 1/100th share or unit. The Reverse Splits impacted all classes of common stock and partnership units proportionately and had no impact on any stockholder’s or partner’s ownership percentage. Neither the number of authorized shares nor the par value of the Class T common stock and Class I common stock were ultimately impacted. All numbers of common shares and per share data, as well as partnership units in our operating partnership, in our accompanying condensed consolidated financial statements and related notes have been retroactively adjusted for all periods presented to give effect to the Reverse Splits.
Distribution Reinvestment Plan
Our DRIP allowed our stockholders to elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of our common stock in lieu of receiving cash distributions. However, in connection with the Proposed Listing, on November 14, 2022, our board suspended the DRIP offering beginning with the distributions declared, if any, for the quarter ended December 31, 2022. As a result of the suspension of the DRIP, unless and until our board reinstates the DRIP offering, stockholders who are current participants in the DRIP were or will be paid distributions in cash.
Our board has been establishing an estimated per share net asset value, or NAV, annually. Shares of our common stock issued pursuant to our DRIP are issued at the current estimated per share NAV until such time as our board determined an updated estimated per share NAV.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The following is a summary of the historical estimated per share NAV:

Approval Date by our Board	Estimated Per Share NAV
03/24/22	$37.16
03/15/23	$31.40
For the three months ended March 31, 2023 and 2022, $0 and $11,304,000, respectively, in distributions were reinvested and 0 and 306,518 shares of our common stock, respectively, were issued pursuant to our DRIP offerings.
Share Repurchase Plan
Our share repurchase plan allowed for repurchases of shares of our common stock by us when certain criteria were met. Share repurchases were made at the sole discretion of our board. On October 4, 2021, as a result of the Merger, our board authorized the partial reinstatement of our share repurchase plan with respect to requests to repurchase shares resulting from the death or qualifying disability of stockholders, effective with respect to qualifying repurchases for the fiscal quarter ending December 31, 2021. All share repurchase requests other than those requests resulting from the death or qualifying disability of stockholders were rejected. On November 14, 2022, our board suspended our share repurchase plan beginning with share repurchase requests for the quarter ending December 31, 2022. All share repurchase requests, including requests resulting from the death or qualifying disability of stockholders, received commencing with the quarter ended December 31, 2022, will not be processed, will be considered canceled in full and will not be considered outstanding repurchase requests.
Funds for the repurchase of shares of our common stock came from the cumulative proceeds we received from the sale of shares of our common stock pursuant to our DRIP offerings. Pursuant to our share repurchase plan, the repurchase price with respect to repurchases resulting from the death or qualifying disability of stockholders was equal to the most recently published estimated per share NAV.
For the three months ended March 31, 2023 and 2022, we repurchased 1,681 and 112,094 shares of common stock, respectively, for an aggregate of $62,000 and $4,134,000, respectively, at a repurchase price of $37.16 and $36.88 per share, respectively, pursuant to our share repurchase plan. Such repurchase requests were submitted prior to the suspension of our share repurchase plan.
Noncontrolling Interests in Total Equity
As of March 31, 2023 and December 31, 2022, Trilogy REIT Holdings owned approximately 97.4% and 96.2%, respectively, of Trilogy. We are the indirect owner of a 76.0% interest of Trilogy REIT Holdings pursuant to an amended joint venture agreement with an indirect, wholly owned subsidiary of NorthStar Healthcare Income, Inc., or NHI. We serve as the managing member of Trilogy REIT Holdings. As of both March 31, 2023 and December 31, 2022, NHI indirectly owned a 24.0% membership interest in Trilogy REIT Holdings and as such, for the three months ended March 31, 2023 and 2022, 24.0% of the net earnings of Trilogy REIT Holdings were allocated to noncontrolling interests.
In connection with our operation of Trilogy, time-based profit interest units in Trilogy, or the Profit Interests, were issued to Trilogy Management Services, LLC and two independent directors of Trilogy, both unaffiliated third parties that manage or direct the day-to-day operations of Trilogy. The Profit Interests are measured at their grant date fair value and vest in increments of 20.0% on each anniversary of the respective grant date over a five year period. We amortize the Profit Interests on a straight-line basis over the vesting periods, which are recorded to general and administrative in our accompanying condensed consolidated statements of operations and comprehensive loss. The nonvested Profit Interests are presented as noncontrolling interests in total equity in our accompanying condensed consolidated balance sheets, and are re-classified to redeemable noncontrolling interests upon vesting as they had redemption features outside of our control, similar to the common stock units held by Trilogy’s management. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.
There were no canceled, expired or exercised Profit Interests during the three months ended March 31, 2023 and 2022. For both three months ended March 31, 2023 and 2022, we recognized stock compensation expense related to the time-based Profit Interests of $21,000.
One of our consolidated subsidiaries issued non-voting preferred shares of beneficial interests to qualified investors for total proceeds of $125,000. These preferred shares of beneficial interests are entitled to receive cumulative preferential cash dividends at the rate of 12.5% per annum. We classify the value of our subsidiary’s preferred shares of beneficial interests as noncontrolling interests in our accompanying condensed consolidated balance sheets and the dividends of the preferred shares

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
of beneficial interests in net income or loss attributable to noncontrolling interests in our accompanying condensed consolidated statements of operations and comprehensive loss.
As of both March 31, 2023 and December 31, 2022, we owned an 86.0% interest in a consolidated limited liability company that owns Lakeview IN Medical Plaza. As such, 14.0% of the net earnings of Lakeview IN Medical Plaza were allocated to noncontrolling interests in our accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022.
As of both March 31, 2023 and December 31, 2022, we owned a 90.6% membership interest in a consolidated limited liability company that owns Southlake TX Hospital. As such, 9.4% of the net earnings of Southlake TX Hospital were allocated to noncontrolling interests in our accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022.
As of both March 31, 2023 and December 31, 2022, we owned a 90.0% interest in a joint venture that owns the Louisiana Senior Housing Portfolio. As such, 10.0% of the net earnings of the joint venture were allocated to noncontrolling interests in our accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022.
As discussed in Note 1, Organization and Description of Business, as of both March 31, 2023 and December 31, 2022, we, through our direct and indirect subsidiaries, own a 95.0% general partnership interest in our operating partnership and the remaining 5.0% limited partnership interest in our operating partnership is owned by the NewCo Sellers. As of both March 31, 2023 and December 31, 2022, 4.0% of our total operating partnership units outstanding is presented in total equity in our accompanying condensed consolidated balance sheets. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.
AHR 2015 Incentive Plan
Pursuant to the Amended and Restated 2015 Incentive Plan, or the AHR Incentive Plan, which our board (with respect to options and restricted shares of common stock granted to independent directors), or our compensation committee (with respect to any other award), may make grants of options, restricted shares of common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, officers, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to the AHR Incentive plan is 1,000,000 shares.
Restricted common stock
Pursuant to the AHR Incentive Plan, through March 31, 2023, we granted an aggregate of 291,259 shares of our restricted common stock, or RSAs, which include restricted Class T common stock and restricted Class I common stock. RSAs were granted to our independent directors in connection with their initial election or re-election to our board or in consideration of their past services rendered. In addition, certain executive officers and key employees received grants of restricted Class T common stock, as defined in the AHR Incentive Plan. RSAs generally have a vesting period ranging from one to four years and are subject to continuous service through the vesting dates.
Restricted stock units
Pursuant to the AHR Incentive Plan, through March 31, 2023, we granted to our executive officers and certain employees an aggregate 29,352 of performance-based restricted stock units, or PBUs, representing the right to receive shares of our Class T common stock upon vesting. We also granted to certain employees 19,200 time-based restricted stock units, or TBUs, representing the right to receive shares of our Class T common stock upon vesting. PBUs and TBUs are collectively referred to as RSUs. RSUs granted to executive officers and employees generally have a vesting period of up to three years and are subject to continuous service through the vesting dates, and any performance conditions, as applicable.
For the three months ended March 31, 2023 and 2022, we recognized stock compensation expense related to awards granted pursuant to the AHR Incentive Plan of $1,051,000 and $811,000, respectively, based on the grant date fair value for time based awards and for performance based awards that are probable of vesting, which are equal to the most recently published estimated per share NAV. Such stock compensation expense is included in general and administration in our accompanying condensed consolidated statements of operations and comprehensive loss.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
14. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2023, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivative financial instrument	$—	$195,000	$—	$195,000
Total liabilities at fair value	$—	$195,000	$—	$195,000
There were no transfers into and out of fair value measurement levels during the three months ended March 31, 2023 and 2022. We did not have any assets and liabilities measured at fair value on a recurring basis as of December 31, 2022.
Derivative Financial Instruments
We entered into an interest rate swap to manage interest rate risk associated with variable-rate debt. We also previously used interest rate swaps or interest rate caps to manage such interest rate risk. The valuation of these instruments was determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows of each derivative. Such valuation reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, as well as option volatility. The fair value of our interest rate swap was determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts were based on an expectation of future interest rates derived from observable market interest rate curves.
We incorporated credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurement. In adjusting the fair value of our derivative contract for the effect of nonperformance risk, we considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.
Although we determined that the majority of the inputs used to value our derivative financial instrument fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this instrument utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of March 31, 2023, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and determined that the credit valuation adjustments were not significant to the overall valuation of our derivative. As a result, we determined that our derivative valuation in its entirety was classified in Level 2 of the fair value hierarchy. On January 25, 2022, our prior interest rate swap contracts matured and as of December 31, 2022, we did not have any derivative financial instruments.
Financial Instruments Disclosed at Fair Value
Our accompanying condensed consolidated balance sheets include the following financial instruments: debt security investment, cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and accrued liabilities, accounts payable due to affiliates, mortgage loans payable and borrowings under our lines of credit and term loan.
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The fair value of our debt security investment is estimated using a discounted cash flow analysis using interest rates available to us for investments with similar terms and maturities. The fair values of our mortgage loans payable and our lines of credit and term loan are estimated using discounted cash flow analyses using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that the valuations of our debt security investment, mortgage loans payable and lines of credit and term loan are classified in Level 2 within the fair value hierarchy. The carrying amounts and estimated fair values of such financial instruments as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023		December 31, 2022
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Financial Assets:
Debt security investment	$83,955,000	$93,248,000	$83,000,000	$93,230,000
Financial Liabilities:
Mortgage loans payable	$1,233,745,000	$1,097,904,000	$1,229,847,000	$1,091,667,000
Lines of credit and term loan	$1,309,427,000	$1,315,836,000	$1,277,460,000	$1,285,205,000
___________
(1)Carrying amount is net of any discount/premium and unamortized deferred financing costs.
15. Income Taxes
As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. We have elected to treat certain of our consolidated subsidiaries as taxable REIT subsidiaries, or TRS, pursuant to the Code. TRS may participate in services that would otherwise be considered impermissible for REITs and are subject to federal and state income tax at regular corporate tax rates.
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
We recognize the financial statement effects of an uncertain tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of both March 31, 2023 and December 31, 2022, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of both March 31, 2023 and December 31, 2022, our valuation allowance fully reserves the net deferred tax assets due to historical losses and inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
16. Leases
Lessor
We have operating leases with tenants that expire at various dates through 2050. For the three months ended March 31, 2023 and 2022, we recognized $42,303,000 and $50,731,000, respectively, of revenues related to operating lease payments, of which $10,040,000 and $10,413,000, respectively, was for variable lease payments. As of March 31, 2023, the following table sets forth the undiscounted cash flows for future minimum base rents due under operating leases for the nine months ending December 31, 2023 and for each of the next four years ending December 31 and thereafter for properties that we wholly own:

Year	Amount
2023	$115,063,000
2024	146,081,000
2025	132,908,000
2026	121,949,000
2027	115,863,000
Thereafter	580,286,000
Total	$1,212,150,000
Lessee
We lease certain land, buildings, furniture, fixtures, campus and office equipment and automobiles . We have lease agreements with lease and non-lease components, which are generally accounted for separately. Most leases include one or more options to renew, with renewal terms that generally can extend at various dates through 2107, excluding extension options. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property.
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
The components of lease costs were as follows:

		Three Months Ended March 31,
Lease Cost	Classification	2023	2022
Operating lease cost(1)	Property operating expenses, rental expenses or general and administrative expenses	$11,923,000	$6,356,000
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	303,000	312,000
Interest on lease liabilities	Interest expense	91,000	74,000
Sublease income	Resident fees and services revenue or other income	(156,000)	(147,000)
Total lease cost		$12,161,000	$6,595,000
___________
(1)Includes short-term leases and variable lease costs, which are immaterial.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Additional information related to our leases for the periods presented below was as follows:

Lease Term and Discount Rate	March 31, 2023	December 31, 2022
Weighted average remaining lease term (in years):
Operating leases	12.6	12.8
Finance leases	2.0	2.3
Weighted average discount rate:
Operating leases	5.70%	5.69%
Finance leases	7.61%	7.66%

	Three Months Ended March 31,
Supplemental Disclosure of Cash Flows Information	2023	2022
Operating cash outflows related to finance leases	$91,000	$74,000
Financing cash outflows related to finance leases	$16,000	$13,000
Right-of-use assets obtained in exchange for operating lease liabilities	$1,155,000	$—
Operating Leases
As of March 31, 2023, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the nine months ending December 31, 2023 and for each of the next four years ending December 31 and thereafter, as well as the reconciliation of those cash flows to operating lease liabilities on our accompanying condensed consolidated balance sheet:

Year	Amount
2023	$29,017,000
2024	37,779,000
2025	37,197,000
2026	37,255,000
2027	37,890,000
Thereafter	229,083,000
Total undiscounted operating lease payments	408,221,000
Less: interest	139,634,000
Present value of operating lease liabilities	$268,587,000
Finance Leases
As of March 31, 2023, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the nine months ending December 31, 2023 and for each of the next four years ending December 31 and thereafter, as well as a reconciliation of those cash flows to finance lease liabilities:

Year	Amount
2023	$53,000
2024	76,000
2025	31,000
2026	—
2027	—
Thereafter	—
Total undiscounted finance lease payments	160,000
Less: interest	14,000
Present value of finance lease liabilities	$146,000

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
17. Segment Reporting
As of March 31, 2023, we evaluated our business and made resource allocations based on six reportable business segments: integrated senior health campuses, MOBs, SHOP, SNFs, senior housing — leased and hospitals. Our MOBs are typically leased to multiple tenants under separate leases, thus requiring active management and responsibility for many of the associated operating expenses (much of which are, or can effectively be, passed through to the tenants). Our integrated senior health campuses each provide a range of independent living, assisted living, memory care, skilled nursing services and certain ancillary businesses that are owned and operated utilizing a RIDEA structure. Our senior housing — leased and skilled nursing facilities are single-tenant properties for which we lease the facilities to unaffiliated tenants under triple-net and generally master leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. In addition, our senior housing —leased segment includes our debt security investment. Our hospital investments are similarly structured to our leased skilled nursing and senior housing facilities. Our SHOP segment includes senior housing facilities, which may provide assisted living care, independent living, memory care or skilled nursing services, that are owned and operated utilizing a RIDEA structure.
While we believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement, we evaluate our segments’ performance based upon segment net operating income or loss, or NOI. We define segment NOI as total revenues and grant income, less property operating expenses and rental expenses, which excludes depreciation and amortization, general and administrative expenses, business acquisition expenses, interest expense, gain or loss on dispositions of real estate investments, impairment of real estate investments, income or loss from unconsolidated entities, impairment of goodwill, foreign currency gain or loss, gain on re-measurement of previously held equity interest, other income and income tax benefit or expense for each segment. We believe that segment NOI serves as an appropriate supplemental performance measure to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis.
Interest expense, depreciation and amortization and other expenses not attributable to individual properties are not allocated to individual segments for purposes of assessing segment performance. Non-segment assets primarily consist of corporate assets including cash and cash equivalents, other receivables, deferred financing costs and other assets not attributable to individual properties.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Summary information for the reportable segments during the three months ended March 31, 2023 and 2022 was as follows:

	Integrated Senior Health Campuses	SHOP	MOBs	Senior Housing — Leased	SNFs	Hospitals	Three Months Ended March 31, 2023
Revenues:
Resident fees and services	$361,770,000	$46,860,000	$—	$—	$—	$—	$408,630,000
Real estate revenue	—	—	37,483,000	5,276,000	(1,632,000)	2,469,000	43,596,000
Total revenues	361,770,000	46,860,000	37,483,000	5,276,000	(1,632,000)	2,469,000	452,226,000
Expenses:
Property operating expenses	328,361,000	41,785,000	—	—	—	—	370,146,000
Rental expenses	—	—	14,408,000	199,000	469,000	119,000	15,195,000
Segment net operating income (loss)	$33,409,000	$5,075,000	$23,075,000	$5,077,000	$(2,101,000)	$2,350,000	$66,885,000
Expenses:
General and administrative							$13,053,000
Business acquisition expenses							332,000
Depreciation and amortization							44,670,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(39,011,000)
Loss in fair value of derivative financial instruments							(195,000)
Loss on disposition of real estate investment							(132,000)
Loss from unconsolidated entities							(306,000)
Gain on re-measurement of previously held equity interest							726,000
Foreign currency gain							1,008,000
Other income							1,608,000
Total net other expense							(36,302,000)
Loss before income taxes							(27,472,000)
Income tax expense							(143,000)
Net loss							$(27,615,000)

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Integrated Senior Health Campuses	SHOP	MOBs	Senior Housing — Leased	SNFs	Hospitals	Three Months Ended March 31, 2022
Revenues and grant income:
Resident fees and services	$281,012,000	$37,962,000	$—	$—	$—	$—	$318,974,000
Real estate revenue	—	—	37,837,000	5,298,000	6,393,000	2,415,000	51,943,000
Grant income	5,096,000	118,000	—	—	—	—	5,214,000
Total revenues and grant income	286,108,000	38,080,000	37,837,000	5,298,000	6,393,000	2,415,000	376,131,000
Expenses:
Property operating expenses	253,150,000	34,010,000	—	—	—	—	287,160,000
Rental expenses	—	—	14,313,000	179,000	686,000	109,000	15,287,000
Segment net operating income	$32,958,000	$4,070,000	$23,524,000	$5,119,000	$5,707,000	$2,306,000	$73,684,000
Expenses:
General and administrative							$11,119,000
Business acquisition expenses							173,000
Depreciation and amortization							42,311,000
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishment)							(23,325,000)
Gain in fair value of derivative financial instruments							500,000
Gain on dispositions of real estate investments							756,000
Income from unconsolidated entities							1,386,000
Foreign currency loss							(1,387,000)
Other income							1,260,000
Total net other expense							(20,810,000)
Loss before income taxes							(729,000)
Income tax expense							(168,000)
Net loss							$(897,000)
Total assets by reportable segment as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Integrated senior health campuses	$2,159,537,000	$2,157,748,000
MOBs	1,360,364,000	1,379,502,000
SHOP	640,159,000	635,190,000
Senior housing — leased	250,468,000	249,576,000
SNFs	219,382,000	245,717,000
Hospitals	106,345,000	106,067,000
Other	11,426,000	12,898,000
Total assets	$4,747,681,000	$4,786,698,000

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of and for the three months ended March 31, 2023 and 2022, goodwill by reportable segment was as follows:

	Integrated Senior Health Campuses	SHOP	MOBs	Senior Housing — Leased	SNFs	Hospitals	Total
Balance — December 31, 2022	$164,846,000	$—	$47,812,000	$5,924,000	$8,640,000	$4,389,000	$231,611,000
Goodwill acquired	3,331,000	—	—	—	—	—	3,331,000
Balance — March 31, 2023	$168,177,000	$—	$47,812,000	$5,924,000	$8,640,000	$4,389,000	$234,942,000

	Integrated Senior Health Campuses	SHOP	MOBs	Senior Housing — Leased	SNFs	Hospitals	Total
Balance — December 31, 2021	$119,856,000	$23,277,000	$47,812,000	$5,924,000	$8,640,000	$4,389,000	$209,898,000
Goodwill acquired	1,827,000	—	—	—	—	—	1,827,000
Balance — March 31, 2022	$121,683,000	$23,277,000	$47,812,000	$5,924,000	$8,640,000	$4,389,000	$211,725,000
See Note 3, Real Estate Investments, Net and Business Combinations, for a further discussion of goodwill recognized in connection with our business combinations.
Our portfolio of properties and other investments are located in the United States, the UK and Isle of Man. Revenues and grant income and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for our operations for the periods presented:

	Three Months Ended March 31,
	2023	2022
Revenues and grant income:
United States	$451,092,000	$374,879,000
International	1,134,000	1,252,000
	$452,226,000	$376,131,000
The following is a summary of real estate investments, net by geographic regions as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Real estate investments, net:
United States	$3,525,352,000	$3,539,453,000
International	42,765,000	42,156,000
	$3,568,117,000	$3,581,609,000
18. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily our debt security investment, cash and cash equivalents, restricted cash and accounts and other receivables. We are exposed to credit risk with respect to our debt security investment, but we believe collection of the outstanding amount is probable. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants and residents is limited. We perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases as of March 31, 2023, properties in one state in the United States accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized NOI, which is based on contractual base rent from leases in effect for our non-RIDEA properties and annualized NOI for our SHOP and integrated senior health campuses as of March 31, 2023.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Properties located in Indiana accounted for 32.4% of our total property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in such state’s economy.
Based on leases in effect as of March 31, 2023, our six reportable business segments, integrated senior health campuses, MOBs, SHOP, SNFs, senior housing — leased and hospitals accounted for 42.6%, 33.7%, 10.3%, 6.8%, 3.8% and 2.8%, respectively, of our total property portfolio’s annualized base rent or annualized NOI. As of March 31, 2023, none of our tenants at our properties accounted for 10.0% or more of our total property portfolio’s annualized base rent or annualized NOI.
19. Per Share Data
Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $926,000 and $1,490,000 for the three months ended March 31, 2023 and 2022, respectively. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. TBUs, nonvested shares of our RSAs and limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock.
As of March 31, 2023 and 2022, there were 184,145 and 222,886 nonvested shares, respectively, of our RSAs outstanding, but such shares were excluded from the computation of diluted earnings (loss) per share because such shares were anti-dilutive during these periods. As of both March 31, 2023 and 2022, there were 3,501,976 limited partnership units of our operating partnership outstanding, but such units were also excluded from the computation of diluted earnings (loss) per share because such units were anti-dilutive during these periods. As of March 31, 2023, there were 19,200 nonvested time-based restricted stock units outstanding, which were granted on April 1, 2022, but such units were excluded from the computation of diluted earnings (loss) per share because such restricted stock units were anti-dilutive during the period.
As of March 31, 2023, there were 29,352 nonvested performance-based restricted stock units outstanding, which were treated as contingently issuable shares pursuant to ASC Topic 718, Compensation — Stock Compensation. Such contingently issuable shares were excluded from the computation of diluted earnings (loss) per share because they were anti-dilutive during the period.
20. Subsequent Event
Issuance of Restricted Stock Units
On April 3, 2023, pursuant to the AHR Incentive Plan, we granted our executive officers and certain employees 148,311 TBUs, which vest in three equal annual installments on April 3, 2024, April 3, 2025 and April 3, 2026 (subject to continuous employment through each vesting date) and represent the right to receive shares of our Class T common stock upon vesting. In addition, our executive officers and certain employees received 41,399 PBUs representing the right to receive shares of our Class T common stock upon vesting. The PBUs will cliff vest in the first quarter of 2026 (subject to continuous employment through that vesting date) with the amount vesting depending on meeting certain key performance criteria as further described in the AHR Incentive Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to American Healthcare REIT, Inc. and its subsidiaries, including American Healthcare REIT Holdings, LP, except where otherwise noted.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to promote understanding of our results of operations and financial condition. Such discussion is provided as a supplement to, and should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2022 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or SEC, on March 17, 2023. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of March 31, 2023 and December 31, 2022, together with our results of operations and cash flows for the three months ended March 31, 2023 and 2022. Our results of operations and financial condition, as reflected in the accompanying condensed consolidated financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors that could affect the ongoing viability of our tenants and residents.
Forward-Looking Statements
Certain statements contained in this report, other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995 (collectively with the “Securities Act and Exchange Act, or the Acts”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in the Acts. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “can,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “possible,” “initiatives,” “focus,” “seek,” “objective,” “goal,” “strategy,” “plan,” “potential,” “potentially,” “preparing,” “projected,” “future,” “long-term,” “once,” “should,” “could,” “would,” “might,” “uncertainty,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the SEC.
Any such forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate, and beliefs of, and assumptions made by, our management and involve uncertainties that could significantly affect our financial results. Such statements include, but are not limited to: (i) statements about our plans, strategies, initiatives and prospects; including our proposed listing and future capital-raising initiatives; (ii) statements about the coronavirus, or COVID-19, pandemic, including its duration and potential or expected impact on our business and our view on forward trends; and (iii) statements about our future results of operations, capital expenditures and liquidity. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation: changes in economic conditions generally and the real estate market specifically; the continuing adverse effects of the COVID-19 pandemic, including its effects on the healthcare industry, senior housing and skilled nursing facilities, or SNFs, and the economy in general; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due; our ability to maintain our qualification as a REIT for U.S. federal income tax purposes; changes in interest rates and foreign currency risk; uncertainty from the discontinuance of the London Inter-bank Offered Rate, or LIBOR, and the transition to the Secured Overnight Financing Rate, or SOFR; competition in the real estate industry; changes in GAAP policies and guidelines applicable to REITs; the success of our investment strategy; information technology security breaches; our ability to retain our executive officers and key employees; and unexpected labor costs and inflationary pressures. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date on which such statements are made, and undue reliance should not be placed on such statements. We undertake no obligation to update any such statements that may become untrue because of subsequent events. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview and Background
American Healthcare REIT, Inc., a Maryland corporation, is a self-managed real estate investment trust, or REIT, that owns a diversified portfolio of clinical healthcare real estate properties, focusing primarily on medical office buildings, or MOBs, senior housing facilities, SNFs, hospitals and other healthcare-related facilities. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). Our healthcare facilities operated under a RIDEA structure include our senior housing operating properties, or SHOP, and our integrated senior health campuses. We have originated and acquired secured loans and may also originate and acquire other real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income; however, we have selectively developed, and may continue to selectively develop, healthcare real estate properties. We have elected to be taxed as a REIT for U.S. federal income tax purposes. We believe that we have been organized and operated, and we intend to continue to operate, in conformity with the requirements for qualification and taxation as a REIT under the Code.
On October 1, 2021, Griffin-American Healthcare REIT III, Inc., or GAHR III, merged with and into a wholly owned subsidiary, or Merger Sub, of Griffin-American Healthcare REIT IV, Inc., or GAHR IV, with Merger Sub being the surviving company, which we refer to as the REIT Merger, and our operating partnership, Griffin-American Healthcare REIT IV Holdings, LP, merged with and into Griffin-American Healthcare REIT III Holdings, LP, or the Surviving Partnership, with the Surviving Partnership being the surviving entity, which we refer to as the Partnership Merger and, together with the REIT Merger, the Merger. Following the Merger on October 1, 2021, our company, or the Combined Company, was renamed American Healthcare REIT, Inc. and the Surviving Partnership was renamed American Healthcare REIT Holdings, LP, or our operating partnership.
Also on October 1, 2021, immediately prior to the consummation of the Merger, and pursuant to a contribution and exchange agreement dated June 23, 2021, GAHR III acquired a newly formed entity, American Healthcare Opps Holdings, LLC, or NewCo, which we refer to as the AHI Acquisition. Following the Merger and the AHI Acquisition, our company became self-managed.
Operating Partnership
We conduct substantially all of our operations through our operating partnership and we are the sole general partner of our operating partnership. As of both March 31, 2023 and December 31, 2022, we owned 95.0% of the partnership units, or OP units, in our operating partnership, and the remaining 5.0% limited OP units, were owned by AHI Group Holdings, LLC, which is owned and controlled by Jeffrey T. Hanson, the non-executive Chairman of our board of directors, or our board, Danny Prosky, our Chief Executive Officer and President, and Mathieu B. Streiff, one of our directors, or collectively, the AHI Principals; Platform Healthcare Investor TII, LLC; Flaherty Trust; and a wholly owned subsidiary of Griffin Capital Company, LLC, or collectively, the NewCo Sellers. See Note 12, Redeemable Noncontrolling Interests, and Note 13, Equity — Noncontrolling Interests in Total Equity, for a further discussion of the ownership in our operating partnership.
Public Offerings
As of March 31, 2023, after taking into consideration the Merger and the impact of the reverse stock split as discussed below, we had issued 65,445,557 shares for a total of $2,737,716,000 of common stock since February 26, 2014 in our initial public offerings and our distribution reinvestment plan, or DRIP, offerings (includes historical offering amounts sold by GAHR III and GAHR IV prior to the Merger).
On September 16, 2022, we filed with the SEC a Registration Statement on Form S-11 (File No. 333-267464) with respect to a proposed public offering by us of our shares of common stock in conjunction with a contemplated listing of our common stock on the New York Stock Exchange, or the Proposed Listing. Such registration statement and contemplated listing are not yet effective.

On November 15, 2022 we effected a one-for-four reverse stock split of our common stock and a corresponding reverse split of the OP units, or the Reverse Splits. All numbers of common shares and per share data, as well as the OP units, in our accompanying condensed consolidated financial statements and related notes have been retroactively adjusted for all periods presented to give effect to the Reverse Splits. See Note 13, Equity, to our accompanying condensed consolidated financial statements, for a further discussion of our public offerings.
On March 15, 2023, our board, at the recommendation of the audit committee of our board, which is comprised solely of independent directors, unanimously approved and established an updated estimated per share net asset value, or NAV, of our common stock of $31.40. We provide this updated estimated per share NAV annually to assist broker-dealers in connection with their obligations under Financial Industry Regulatory Authority, or FINRA, Rule 2231 with respect to customer account statements. The updated estimated per share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of December 31, 2022. The valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives, or the IPA, in April 2013, in addition to guidance from the SEC. See our Current Report on Form 8-K filed with the SEC on March 17, 2023 for more information on the methodologies and assumptions used to determine, and the limitations and risks of, our updated estimated per share NAV.
Our Real Estate Investments Portfolio
We currently operate through six reportable business segments: integrated senior health campuses, MOBs, SHOP, SNFs, senior housing — leased and hospitals. As of March 31, 2023, we owned and/or operated 314 buildings and integrated senior health campuses, including completed development and expansion projects, or approximately 19,956,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $4,626,119,000. In addition, as of March 31, 2023, we also owned a real estate-related debt investment purchased for $60,429,000.
Critical Accounting Estimates
Our accompanying condensed consolidated financial statements are prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying footnotes. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions. The complete listing of our Critical Accounting Estimates was previously disclosed in our 2022 Annual Report on Form 10-K, as filed with the SEC on March 17, 2023, and there have been no material changes to our Critical Accounting Estimates as disclosed therein, except as included within Note 2, Summary of Significant Accounting Policies, to our accompanying condensed consolidated financial statements.
Interim Unaudited Financial Data
For a discussion of interim unaudited financial data, see Note 2, Summary of Significant Accounting Policies — Interim Unaudited Financial Data, to our accompanying condensed consolidated financial statements. Our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2022 Annual Report on Form 10-K, as filed with the SEC on March 17, 2023.
Acquisitions and Dispositions in 2023
For a discussion of our acquisitions and dispositions of investments in 2023, see Note 3, Real Estate Investments, Net and Business Combinations, to our accompanying condensed consolidated financial statements.
Factors Which May Influence Results of Operations
Other than the effects of inflation and the lasting effects of the COVID-19 pandemic discussed below, as well as other national economic conditions affecting real estate generally, or as otherwise disclosed in our risk factors, we are not aware of any material trends or uncertainties that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, disposition, management and operation of our properties. For a further discussion of these and other factors that could impact our future results or performance, see “Forward-Looking Statements” above and Part I, Item 1A, Risk Factors, previously disclosed in our 2022 Annual Report on Form 10-K, as filed with the SEC on March 17, 2023.
COVID-19
Our residents, tenants, operating partners and managers, our industry and the U.S. economy have been adversely affected by the impact of the COVID-19 pandemic. While the COVID-19 pandemic has subsided from its peaks, the timing and extent of the economic recovery from the COVID-19 pandemic is dependent upon many factors, including the emergence and severity of new COVID-19 variants, the effectiveness of vaccines, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. As the lasting economic effects of the responses to the COVID-19 pandemic, such as inflation and labor market challenges, are still impacting the healthcare system to a certain extent, such effects continue to present challenges for us as an owner and operator of healthcare facilities, making it difficult to ascertain the long-term impact the COVID-19 pandemic will have on real estate markets in which we own and/or operate properties and our portfolio of investments. COVID-19 is particularly dangerous among the senior population and results in heightened risk to our senior housing and SNFs, and we continue to work diligently to maintain aggressive protocols at such facilities as well as actively collaborate with our tenants, operating partners and managers to respond and take action to mitigate the impact of the COVID-19 pandemic.
We have evaluated such economic impacts of the COVID-19 pandemic on our business thus far and incorporated information concerning such impacts into our assessments of liquidity, impairment and collectability from tenants and residents as of March 31, 2023. We will continue to monitor such impacts and will adjust our estimates and assumptions based on the best available information.
The COVID-19 pandemic resulted in a significant decline in resident occupancies at our senior housing facilities and SNF’s. We have also incurred increased operational costs as a result of public health measures and other regulations affecting our properties, as well as additional health and safety measures adopted by us and our operators related to the COVID-19 pandemic, including increases in labor, personal protective equipment and sanitation. We expect total property operating expenses to remain elevated as many of these additional health and safety measures have become standard practice. Therefore, our focus at such facilities continues to be on resident occupancy recovery and operating expense management. As of March 31, 2023, resident occupancies at our senior housing facilities and SNFs have almost returned to pre-pandemic levels. We believe the operational recovery of such facilities from the impact of the COVID-19 pandemic will generally continue and that such recovery over time towards pre-pandemic levels will drive our overall portfolio performance.
As a result of the federal government's COVID-19 public health emergency declaration in January 2020, certain federal and state pandemic-related relief measures, such as funding, procedural waivers and/or reimbursement increases, became available to some of our tenants and operators that mitigated some of the financial impact of the COVID-19 pandemic. On May 11, 2023, the Biden Administration ended such COVID-19 public health emergency declaration, creating uncertainty as to how widespread these measures will continue to be and to what extent they may be distributed to and benefit our tenants and operators.
See the “Results of Operations” and “Liquidity and Capital Resources” sections below, for a further discussion.
Inflation
During the three months ended March 31, 2023 and 2022, inflation has affected our operations. The annual rate of inflation in the United States was 4.9% in April 2023, as measured by the Consumer Price Index. We believe inflation has impacted our operations such that we have experienced, and continue to experience, increases in the cost of labor, services, energy and supplies, and therefore continued inflationary pressures on our integrated senior health campuses and SHOP could continue to impact our profitability in future periods. For properties that are not operated under a RIDEA structure, there are provisions in the majority of our tenant leases that help us mitigate the impact of inflation. These provisions include negotiated rental increases, which historically range from 2% to 3% per year, reimbursement billings for operating expense pass-through charges and real estate tax and insurance reimbursements. However, due to the long-term nature of existing leases, among other factors, the leases may not reset frequently enough to cover inflation. A period of inflation could also cause an increase in the cost of our variable-rate debt due to rising interest rates. See Item 3. Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk section below, for a further discussion.
Scheduled Lease Expirations
Excluding our SHOP and integrated senior health campuses, as of March 31, 2023, our properties were 91.7% leased, and during the remainder of 2023, 6.2% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next twelve months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. As of March 31, 2023, our remaining weighted average lease term was 6.9 years, excluding our SHOP and integrated senior health campuses.
Our combined SHOP and integrated senior health campuses were 82.4% leased as of March 31, 2023. Substantially all of our leases with residents at such properties are for a term of one year or less.

Results of Operations
Comparison of Three Months Ended March 31, 2023 and 2022
Our operating results are primarily comprised of income derived from our portfolio of properties and expenses in connection with the acquisition and operation of such properties. Our primary sources of revenue include rent generated by our leased, non-RIDEA properties, and resident fees and services revenue from our RIDEA properties. Our primary expenses include property operating expenses and rental expenses. In general, and under a normal operating environment without the adverse effect of the COVID-19 pandemic and challenging economic conditions resulting from inflation, we expect revenues and expenses related to our portfolio of leased, non-RIDEA properties to increase in the future primarily due to fixed annual rent escalations and revenues and expenses related to our portfolio of RIDEA properties to increase in the future primarily due to an overall increase in occupancies and market rents as well as an increase in the pricing of care services provided.
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. As of March 31, 2023, we operated through six reportable business segments: integrated senior health campuses, MOBs, SHOP, SNFs, senior housing — leased and hospitals.
Except where otherwise noted, the changes in our consolidated results of operations for 2023 as compared to 2022 are primarily due to the adverse effect of inflation, which resulted in increases in the cost of labor, services, energy and supplies for the three months ended March 31, 2023 compared to the same period last year. There were also changes in our results of operations by reporting segment due to the transition of the operations of skilled nursing facilities within Central Wisconsin Senior Care Portfolio on March 1, 2023 to a RIDEA structure, which facilities are included within our SHOP segment as of March 31, 2023. As of March 31, 2023 and 2022, we owned and/or operated the following types of properties:

	March 31,
	2023			2022
	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %
Integrated senior health campuses	122	$1,909,591,000	(1)	122	$1,795,199,000	(1)
MOBs	104	1,369,596,000	88.7%	105	1,378,996,000	89.7%
SHOP	51	804,367,000	(2)	47	706,871,000	(2)
Senior housing — leased	20	179,285,000	100%	20	179,285,000	100%
SNFs	15	223,500,000	100%	17	249,200,000	100%
Hospitals	2	139,780,000	100%	2	139,780,000	100%
Total/weighted average(3)	314	$4,626,119,000	91.7%	313	$4,449,331,000	92.7%
___________
(1)The leased percentage for the resident units of our integrated senior health campuses was 84.6% and 80.0% as of March 31, 2023 and 2022, respectively.
(2)The leased percentage for the resident units of our SHOP was 76.4% and 71.9% as of March 31, 2023 and 2022, respectively.
(3)Leased percentage includes all third-party leased space at our non-RIDEA properties (including master leases), and excludes our SHOP and integrated senior health campuses where leased percentage represents resident occupancy on the available units/beds therein.

Revenues and Grant Income
Our primary sources of revenue include resident fees and services revenue generated by our RIDEA properties and rent from our leased, non-RIDEA properties. For three months ended March 31, 2023 and 2022, resident fees and services revenue primarily consisted of rental fees related to resident leases, extended health care fees and other ancillary services, and real estate revenue primarily consisted of base rent and expense recoveries. The amount of revenues generated by our RIDEA properties depends principally on our ability to maintain resident occupancy rates at our RIDEA properties. The amount of revenues generated by our non-RIDEA properties is dependent on our ability to maintain tenant occupancy rates of currently leased space and to lease available space at the then existing rental rates. We also receive grant income. Revenues and grant income by reportable segment consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2023	2022
Resident Fees and Services Revenue
Integrated senior health campuses	$361,770,000	$281,012,000
SHOP	46,860,000	37,962,000
Total resident fees and services revenue	408,630,000	318,974,000
Real Estate Revenue
MOBs	37,483,000	37,837,000
SNFs	(1,632,000)	6,393,000
Senior housing — leased	5,276,000	5,298,000
Hospitals	2,469,000	2,415,000
Total real estate revenue	43,596,000	51,943,000
Grant Income
Integrated senior health campuses	—	5,096,000
SHOP	—	118,000
Total grant income	—	5,214,000
Total revenues and grant income	$452,226,000	$376,131,000
Resident Fees and Services Revenue
For our integrated senior health campuses segment, we experienced an increase in resident fees and services revenue of $43,080,000 for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, due to our acquisition of the 50.0% controlling interest in a privately held company, RHS Partners, LLC, or RHS, on August 1, 2022, which owns and/or operates 16 integrated senior health campuses located in Indiana. The remaining increase in resident fees and services revenue for our integrated senior health campuses segment was primarily attributable to improved resident occupancy and higher resident fees as a result of an increase in billing rates. Such amounts were partially offset by a decrease in total resident fees and services revenue of $4,127,000 due to dispositions within our integrated senior health campuses segment during the third and fourth quarter of 2022.
For our SHOP segment, we experienced an increase in resident fees and services revenue of $6,836,000 for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, due to our acquisition of a portfolio of seven senior housing facilities in Texas within our SHOP segment on December 5, 2022, as well as an increase of $1,388,000 due to transitioning the SNFs within the Central Wisconsin Senior Care Portfolio to a RIDEA structure in March 2023. The remaining increase in resident fees and services revenue for our SHOP segment was primarily attributable to improved resident occupancy and higher resident fees as a result of an increase in billing rates. Such amounts were partially offset by a decrease of $1,312,000 due to real estate dispositions within our SHOP segment during the fourth quarter of 2022.
Real Estate Revenue
For the three months ended March 31, 2023, we experienced a decrease in rental revenue for our SNFs segment of $7,789,000 due to transitioning the SNFs within the Central Wisconsin Senior Care Portfolio to a RIDEA structure in March 2023, which amount predominantly included the full amortization of $8,073,000 of above-market leases. We also experienced a modest decrease in rental revenue for our MOBs segment primarily due to a disposition of a medical office building in Tennessee in December 2022.
Grant Income
For the three months ended March 31, 2023 and 2022, we recognized $0 and $5,214,000, respectively, of grant income at our integrated senior health campuses and SHOP primarily related to government grants received through the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, economic stimulus programs.
Property Operating Expenses and Rental Expenses
Property operating expenses and property operating expenses as a percentage of resident fees and services revenue and grant income, as well as rental expenses and rental expenses as a percentage of real estate revenue, by reportable segment consisted of the following for the periods then ended:

	Three Months Ended March 31,
	2023		2022
Property Operating Expenses
Integrated senior health campuses	$328,361,000	90.8%	$253,150,000	88.5%
SHOP	41,785,000	89.2%	34,010,000	89.3%
Total property operating expenses	$370,146,000	90.6%	$287,160,000	88.6%

Rental Expenses
MOBs	$14,408,000	38.4%	$14,313,000	37.8%
SNFs	469,000	(28.7)%	686,000	10.7%
Senior housing — leased	199,000	3.8%	179,000	3.4%
Hospitals	119,000	4.8%	109,000	4.5%
Total rental expenses	$15,195,000	34.9%	$15,287,000	29.4%
Integrated senior health campuses and SHOP typically have a higher percentage of direct operating expenses to revenue than MOBs, hospitals, and leased senior housing and SNFs due to the nature of RIDEA-type facilities where we conduct day-to-day operations. The increase in total property operating expenses for our integrated senior health campuses segment was predominately due to an increase of $41,946,000 in property operating expenses attributable to our acquisition of the 50.0% controlling interest in RHS, as well as higher operating expenses as a result of increased occupancy. Such amounts were partially offset by a decrease in total property operating expenses of $3,599,000 due to dispositions within our integrated senior health campuses segment during the third and fourth quarters of 2022.
For the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, total property operating expenses for our SHOP segment primarily increased due to: (i) an increase of $5,182,000 due to the acquisition of a portfolio of seven senior housing facilities within our SHOP segment in Texas on December 5, 2022; (ii) an increase of $1,211,000 due to transitioning the SNFs within the Central Wisconsin Senior Care Portfolio to a RIDEA structure in March 2023; (iii) higher operating expenses as a result of increased occupancy; and (iv) higher labor costs due to an increase in employee wages. Such amounts were partially offset by a decrease in total property operating expenses of $1,374,000 due to real estate dispositions within our SHOP segment during the fourth quarter of 2022.
General and Administrative
For the three months ended March 31, 2023, general and administrative expenses were $13,053,000 compared to $11,119,000 for the three months ended March 31, 2022. The increase in general and administrative expenses of $1,928,000 was primarily the result of an increase of: (i) $1,043,000 in professional fees and legal fees; (ii) $514,000 in transition related expenses related to the transition of SNFs within the Central Wisconsin Senior Care Portfolio to a RIDEA structure; and (iii) $295,000 in stock compensation expenses.
Depreciation and Amortization
For the three months ended March 31, 2023 and 2022, depreciation and amortization was $44,670,000 and $42,311,000, respectively, which primarily consisted of depreciation on our operating properties of $35,899,000 and $34,422,000, respectively, and amortization of our identified intangible assets of $7,988,000 and $7,125,000, respectively.
For the three months ended March 31, 2023, the increase in depreciation and amortization of $2,359,000 was primarily due to an increase in depreciation and amortization within our SHOP segment and our integrated senior health campuses segment of $2,668,000 and $2,348,000, respectively, as a result of acquisitions that occurred subsequent to March 31, 2022, as well as the full amortization of $885,000 of in-place leases related to transition of SNFs within the Central Wisconsin Senior Care Portfolio to a RIDEA structure. Such amounts were partially offset by a decrease of $3,581,000 in depreciation and amortization primarily due to a decrease in depreciable assets in our portfolio as a result of real estate dispositions within our SHOP segment and our MOBs segment subsequent to March 31, 2022.

Interest Expense
Interest expense, including gain or loss in fair value of derivative financial instruments, consisted of the following for the periods presented:

	Three Months Ended March 31,
	2023	2022
Interest expense:
Lines of credit and term loan and derivative financial instruments	$23,269,000	$7,549,000
Mortgage loans payable	13,160,000	9,544,000
Amortization of deferred financing costs:
Lines of credit and term loan	856,000	809,000
Mortgage loans payable	577,000	441,000
Amortization of debt discount/premium, net	885,000	(17,000)
Gain (loss) in fair value of derivative financial instruments	195,000	(500,000)
Loss on extinguishments of debt	—	4,591,000
Interest on finance lease liabilities	91,000	74,000
Interest expense on financing obligations and other liabilities	173,000	334,000
Total	$39,206,000	$22,825,000
The increase in total interest expense for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily related to an increase in variable interest rates on our outstanding variable rate debt and a decrease in the fair value recognized on our derivative financial instruments of $695,000, partially offset by a decrease in loss on debt extinguishment of $4,591,000. See Note 7, Mortgage Loans Payable, Net, and Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements for a further discussion on debt extinguishments.
Gain on Re-measurement of Previously Held Equity Interest
For the three months ended March 31, 2023, we recognized a $726,000 gain on re-measurement of the fair value of our previously held equity interest in Memory Care Partners, LLC, or MCP. For the three months ended March 31, 2022, we did not recognize a gain on re-measurement of previously held equity interest. See Note 3, Real Estate Investments, Net and Business Combinations, to our accompanying condensed consolidated financial statements for a further discussion.
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
Material Cash Requirements
Capital Improvement Expenditures
A capital plan for each investment is established upon acquisition that contemplates the estimated capital needs of that investment, including costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include operating cash generated by the investment, capital reserves, a line of credit or other loan established with respect to the investment, other borrowings or additional equity investments from us and joint venture partners. The capital plan for each investment is adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of March 31, 2023, we had $17,202,000 of restricted cash in loan impounds and reserve accounts to fund a portion of such capital expenditures. Based on the budget for the properties we owned as of March 31, 2023, we estimated that unspent discretionary expenditures for capital and tenant improvements as of such date are equal to $57,115,000 for the remaining nine months of 2023, although actual expenditures are dependent on many factors which are not presently known.

Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our lines of credit and term loan; (ii) interest payments on our mortgage loans payable and lines of credit and term loan, excluding the effect of our interest rate swap (for information on our interest rate swap, see Note 9, Derivative Financial Instruments, to our accompanying condensed consolidated financial statements); (iii) ground and other lease obligations; and (iv) financing obligations as of March 31, 2023:

	Payments Due by Period
	2023	2024-2025	2026-2027	Thereafter	Total
Principal payments — fixed-rate debt	$14,270,000	$208,919,000	$189,173,000	$468,408,000	$880,770,000
Interest payments — fixed-rate debt	21,319,000	48,168,000	31,924,000	183,891,000	285,302,000
Principal payments — variable-rate debt	450,203,000	234,681,000	978,298,000	27,239,000	1,690,421,000
Interest payments — variable-rate debt (based on rates in effect as of March 31, 2023)	76,739,000	141,235,000	43,580,000	6,125,000	267,679,000
Ground and other lease obligations	29,017,000	74,975,000	75,146,000	229,083,000	408,221,000
Financing obligations	28,422,000	5,228,000	3,732,000	14,963,000	52,345,000
Total	$619,970,000	$713,206,000	$1,321,853,000	$929,709,000	$3,584,738,000
Distributions and Share Repurchases
For information on distributions, see the “Distributions” section below. For information on our share repurchase plan, see Note 13, Equity — Share Repurchase Plan, to our accompanying condensed consolidated financial statements.
Credit Facilities
We are party to a credit agreement, as amended, with an aggregate maximum principal amount up to $1,050,000,000, or the 2022 Credit Facility. In addition, we are party to an agreement, as amended, regarding a senior secured revolving credit facility with an aggregate maximum principal amount of $400,000,000, or the 2019 Trilogy Credit Facility, which is scheduled to mature on September 5, 2023. See Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements for a further discussion. We intend to satisfy the certain conditions pursuant to the 2019 Trilogy Credit Facility and pay the required extension fee in order to exercise our option to extend the maturity date for one 12-month period.
As of March 31, 2023, our aggregate borrowing capacity under the 2022 Credit Facility and the 2019 Trilogy Credit Facility was $1,450,000,000. As of March 31, 2023, our aggregate borrowings outstanding under our credit facilities was $1,314,134,000 and we had an aggregate of $135,866,000 available on such facilities. We believe that the resources described above will be sufficient to satisfy our cash requirements for the next 12 months and the longer term thereafter.
Cash Flows
The following table sets forth changes in cash flows:

	Three Months Ended March 31,
	2023	2022
Cash, cash equivalents and restricted cash — beginning of period	$111,906,000	$125,486,000
Net cash provided by operating activities	23,862,000	22,360,000
Net cash used in investing activities	(33,319,000)	(27,367,000)
Net cash used in financing activities	(14,300,000)	(1,307,000)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	80,000	(2,000)
Cash, cash equivalents and restricted cash — end of period	$88,229,000	$119,170,000
The following summary discussion of our changes in our cash flows is based on our accompanying condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Operating Activities
For the three months ended March 31, 2023 and 2022, cash flows provided by operating activities were primarily related to the cash flows provided by our property operations, offset by payments of general and administrative expenses and interest payments on our outstanding indebtedness. In general, cash flows from operating activities are affected by the timing of cash receipts and payments. See the “Results of Operations” section above for a further discussion.
Investing Activities
The increase in net cash used in investing activities of $5,952,000 was primarily due to a $7,173,000 decrease in proceeds from dispositions of real estate, a $5,800,000 increase in investments in unconsolidated entities and a $644,000 increase in developments and capital expenditures. Such amounts were partially offset by an $8,198,000 decrease in cash paid to acquire real estate investments. See Note 3, Real Estate Investments, Net and Business Combinations, to our accompanying condensed consolidated financial statements for a further discussion of our acquisitions.
Financing Activities
The increase in net cash used in financing activities of $12,993,000 was primarily due to a $15,803,000 payment to redeem a portion of the equity interests owned by a current member of Trilogy Investors, LLC management and a decrease in borrowings under our mortgage loans payable of $14,789,000 during the three months ended March 31, 2023 as compared to the prior year period. Such amounts were partially offset by an increase in net borrowings under our lines of credit and term loans of $19,000,000.
Distributions
Our board authorized record date distributions to our Class T common stockholders and Class I common stockholders of record as of each monthly record date from January 2022 through June 2022, equal to $0.133333332 per share of our common stock, which was equal to an annualized distribution rate of $1.60 per share. The distributions were paid in cash or shares of our common stock pursuant to the DRIP offering. Effective beginning with the third quarter of 2022, distributions, if any, were or shall be authorized by our board on a quarterly basis, in such amounts as our board determined or shall determine, and each quarterly record date for the purposes of such distributions was or shall be determined and authorized by our board in the last month of each calendar quarter until such time as our board changes our distribution policy. Our board authorized a quarterly distribution to our Class T common stockholders and Class I common stockholders of record as of the close of business on September 29, 2022. Such quarterly distribution was equal to $0.40 per share of our common stock, which was equal to an annualized distribution rate of $1.60 per share and paid in cash or shares of our common stock pursuant to the DRIP offering, only from legally available funds.
On November 14, 2022, our board suspended the DRIP offering beginning with distributions declared, if any, for the quarter ending December 31, 2022. As a result of the suspension of the DRIP offering, unless and until our board reinstates the DRIP offering, stockholders who are current participants in the DRIP will be paid distributions in cash. Our board authorized a quarterly distribution to our Class T common stockholders and Class I common stockholders of record as of the close of business on December 29, 2022. Such quarterly distribution was equal to $0.40 per share of our common stock, which was equal to an annualized distribution rate of $1.60 per share and paid in cash, only from legally available funds.
In response to interest rates that have increased drastically since the beginning of 2022, and greater uncertainty surrounding further interest rate movements, our board elected to reduce our quarterly distribution to $0.25 per share in order to preserve our liquidity, better align distributions with available cash flows and position our company for its long-term strategic goals. Our board authorized a reduced quarterly distribution from $0.40 per share to $0.25 per share to our Class T common stockholders and Class I common stockholders of record as of the close of business on April 4, 2023. Such quarterly distribution was equal to an annualized distribution rate of $1.00 per share and paid in cash, only from legally available funds. See our Current Report on Form 8-K filed with the SEC on March 17, 2023 for more information.

The following tables reflect distributions we paid for the three months ended March 31, 2023 and 2022, along with the amount of distributions reinvested pursuant to the DRIP and the sources of distributions as compared to cash flows from operations or funds from operations attributable to controlling interest, or FFO, a non-GAAP financial measure:

	Three Months Ended March 31,
	2023		2022
Distributions paid in cash	$26,492,000		$15,010,000
Distributions reinvested	—		11,304,000
	$26,492,000		$26,314,000
Sources of distributions:
Cash flows from operations	$23,862,000	90.1%	$22,360,000	85.0%
Proceeds from borrowings	2,630,000	9.9	3,954,000	15.0
	$26,492,000	100%	$26,314,000	100%

	Three Months Ended March 31,
	2023		2022
Distributions paid in cash	$26,492,000		$15,010,000
Distributions reinvested	—		11,304,000
	$26,492,000		$26,314,000
Sources of distributions:
FFO attributable to controlling interest	$11,691,000	44.1%	$26,314,000	100%
Proceeds from borrowings	14,801,000	55.9	—	—
	$26,492,000	100%	$26,314,000	100%
As of March 31, 2023, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and some portion of a distribution to our stockholders may have been paid from borrowings. For a further discussion of FFO, including a reconciliation of our GAAP net loss to FFO, see “Funds from Operations and Normalized Funds from Operations,” below.
Financing
We anticipate that our overall leverage will approximate 50.0% of the combined fair market value of all of our properties, and other real estate-related investments, as determined at the end of each calendar year. For these purposes, the market value of each asset will be equal to the contract purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of March 31, 2023, our aggregate borrowings were 53.4% of the combined market value of all of our real estate and real estate-related investments.
Mortgage Loans Payable, Net
For a discussion of our mortgage loans payable, see Note 7, Mortgage Loans Payable, Net, to our accompanying condensed consolidated financial statements.
Lines of Credit and Term Loan
For a discussion of our lines of credit and term loan, see Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements.

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
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 11, Commitments and Contingencies, to our accompanying condensed consolidated financial statements.
Debt Service Requirements
A significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of March 31, 2023, we had $1,257,057,000 of fixed-rate and variable-rate mortgage loans payable outstanding secured by our properties. As of March 31, 2023, we had $1,314,134,000 outstanding and $135,866,000 remained available under our lines of credit. The weighted average effective interest rate on our outstanding debt, factoring in our interest rate swap, was 5.56% per annum as of March 31, 2023. See Note 7, Mortgage Loans Payable, Net and Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements.
We are required by the terms of certain loan documents to meet various financial and non-financial covenants, such as leverage ratios, net worth ratios, debt service coverage ratios and fixed charge coverage ratios. As of March 31, 2023, we were in compliance with all such covenants and requirements on our mortgage loans payable and our lines of credit and term loan. If any future covenants are violated, we anticipate seeking a waiver or amending the debt covenants with the lenders when and if such event should occur. However, there can be no assurances that management will be able to effectively achieve such plans.
Funds from Operations and Normalized Funds from Operations
Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as funds from operations, a non-GAAP financial measure, which we believe to be an appropriate supplemental performance measure to reflect the operating performance of a REIT. The use of funds from operations is recommended by the REIT industry as a supplemental performance measure, and our management uses FFO to evaluate our performance over time. FFO is not equivalent to our net income (loss) as determined under GAAP.
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
Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization and impairments, provides a further understanding of our operating performance to investors, industry analysts and to our management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs, which may not be immediately apparent from net income (loss).
We define normalized FFO attributable to controlling interest, or NFFO, as FFO further adjusted for the following items included in the determination of GAAP net income (loss): expensed acquisition fees and costs, which we refer to as business acquisition expenses; amounts relating to changes in deferred rent and amortization of above- and below-market leases (which are adjusted in order to reflect such payments from a GAAP accrual basis); the non-cash impact of changes to our equity instruments; non-cash or non-recurring income or expense; the non-cash effect of income tax benefits or expenses; capitalized interest; impairment of goodwill; amortization of closing costs on debt investments; mark-to-market adjustments included in net income (loss); gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan; and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect NFFO on the same basis.
However, FFO and NFFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) as an indicator of our operating performance or GAAP cash flows from operations as an indicator of our liquidity. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and NFFO measures and the adjustments to GAAP in calculating FFO and NFFO. Presentation of this information is intended to provide useful information to management, investors and industry analysts as they compare the operating performance used by the REIT industry, although it should be noted that not all REITs calculate funds from operations and normalized funds from operations the same way, so comparisons with other REITs may not be meaningful. None of the SEC, NAREIT, or any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or NFFO. In the future, the SEC, NAREIT, or another regulatory body may decide to standardize the allowable adjustments across the REIT industry and we would have to adjust our calculation and characterization of FFO.
For the three months ended March 31, 2023 and 2022, we recognized government grants as grant income or as a reduction of property operating expenses, as applicable, and within income or loss from unconsolidated entities. Such amounts were granted through federal and state government programs, such as through the CARES Act, and which were established for eligible healthcare providers to preserve liquidity in response to the COVID-19 pandemic. See the “Results of Operations” section above for a further discussion. The government grants helped mitigate some of the negative impact that the COVID-19 pandemic had on our financial condition and results of operations. Without such relief funds, the COVID-19 pandemic would have had a material adverse impact to our FFO and NFFO. For the three months ended March 31, 2023 and 2022, FFO would have been approximately $11,548,000 and $28,244,000, respectively, excluding government grants recognized. For the three months ended March 31, 2023 and 2022, NFFO would have been approximately $20,086,000 and $33,419,000, respectively, excluding government grants recognized.

The following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to FFO and NFFO for the periods presented below:

	Three Months Ended March 31,
	2023	2022
Net loss	$(27,615,000)	$(897,000)
Depreciation and amortization related to real estate — consolidated properties	44,632,000	42,311,000
Depreciation and amortization related to real estate — unconsolidated entities	63,000	426,000
Loss (gain) on dispositions of real estate investments — consolidated properties	132,000	(756,000)
Net loss (income) attributable to noncontrolling interests	1,743,000	(2,059,000)
Gain on re-measurement of previously held equity interest	(726,000)	—
Depreciation, amortization, gain/loss on dispositions and gain on re-measurement — noncontrolling interests	(6,538,000)	(6,409,000)
FFO attributable to controlling interest	$11,691,000	$32,616,000

Business acquisition expenses	$332,000	$173,000
Amortization of above- and below-market leases	8,675,000	505,000
Amortization of closing costs	65,000	56,000
Change in deferred rent	(60,000)	(1,026,000)
Non-cash impact of changes to equity instruments	1,072,000	778,000
Capitalized interest	(26,000)	(64,000)
Loss on debt extinguishments	—	4,591,000
Loss (gain) in fair value of derivative financial instruments	195,000	(500,000)
Foreign currency (gain) loss	(1,008,000)	1,387,000
Adjustments for unconsolidated entities	(74,000)	98,000
Adjustments for noncontrolling interests	(633,000)	(823,000)
NFFO attributable to controlling interest	$20,229,000	$37,791,000
Weighted average Class T and Class I common shares outstanding — basic and diluted	66,026,173	65,629,204
Net loss per Class T and Class I common share — basic and diluted	$(0.42)	$(0.01)
FFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$0.18	$0.50
NFFO attributable to controlling interest per Class T and Class I common share — basic and diluted	$0.31	$0.58
Net Operating Income
Net operating income, or NOI, is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, business acquisition expenses, depreciation and amortization, interest expense, gain or loss on dispositions, income or loss from unconsolidated entities, gain on re-measurement of previously held equity interest, foreign currency gain or loss, other income and income tax benefit or expense.
NOI is not equivalent to our net income (loss) as determined under GAAP and may not be a useful measure in measuring operational income or cash flows. Furthermore, NOI should not be considered as an alternative to net income (loss) as an indication of our operating performance or as an alternative to cash flows from operations as an indication of our liquidity. NOI should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) or in its applicability in evaluating our operating performance. Investors are also cautioned that NOI should only be used to assess our operational performance in periods in which we have not incurred or accrued any business acquisition expenses.
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

For the three months ended March 31, 2023 and 2022, we recognized government grants as grant income or as a reduction of property operating expenses, as applicable. The government grants helped mitigate some of the negative impact that the COVID-19 pandemic had on our financial condition and results of operations. Without such relief funds, the COVID-19 pandemic would have had a material adverse impact to our NOI. For the three months ended March 31, 2023 and 2022, NOI would have been approximately $66,742,000 and $68,470,000, respectively, excluding government grants recognized.
To facilitate understanding of this financial measure, the following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to NOI for the periods presented below:

	Three Months Ended March 31,
	2023	2022
Net loss	$(27,615,000)	$(897,000)
General and administrative	13,053,000	11,119,000
Business acquisition expenses	332,000	173,000
Depreciation and amortization	44,670,000	42,311,000
Interest expense	39,206,000	22,825,000
Loss (gain) on dispositions of real estate investments	132,000	(756,000)
Loss (income) from unconsolidated entities	306,000	(1,386,000)
Gain on re-measurement of previously held equity interest	(726,000)	—
Foreign currency (gain) loss	(1,008,000)	1,387,000
Other income	(1,608,000)	(1,260,000)
Income tax expense	143,000	168,000
Net operating income	$66,885,000	$73,684,000
Subsequent Event
For a discussion of a subsequent event, see Note 20, Subsequent Event, to our accompanying condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk. There were no material changes in our market risk exposures, or in the methods we use to manage market risk, from those that were provided for in our 2022 Annual Report on Form 10-K, as filed with the SEC on March 17, 2023.
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
We have entered into, and may continue to enter into, derivative financial instruments such as interest rate swaps and interest rate caps in order to mitigate our interest rate risk on a related financial instrument, and for which we have not and may not elect hedge accounting treatment. We did not elect to apply hedge accounting treatment to these derivatives; therefore, changes in the fair value of interest rate derivative financial instruments were recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations and comprehensive loss. As of March 31, 2023, our interest rate swap is recorded in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheet at its fair value of $195,000. We do not enter into derivative transactions for speculative purposes.
The Financial Conduct Authority, or FCA, ceased publishing one-week and two-month LIBOR after December 31, 2021 and intends to cease publishing all remaining LIBOR after June 30, 2023. We have two variable rate mortgage loans outstanding for an aggregate principal balance of $98,743,000, which are maturing in 2024 and 2031 and are indexed to LIBOR. As such, we are monitoring and evaluating the related risks of the discontinuation of LIBOR. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of mortgage loans payable tied to LIBOR could also be impacted when LIBOR is discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty. If a contract is not transitioned to an alternative rate when LIBOR is discontinued, the impact on our contracts is likely to vary. When LIBOR is discontinued, interest rates on our current indebtedness may be adversely affected. We estimate the overall impact of the phase-out of LIBOR on our current debt agreements to be minimal, but it is possible that an alternative variable rate could raise our borrowing costs.
As of March 31, 2023, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes, excluding the effect of our interest rate swap. For information on our interest rate swap, see Note 9, Derivative Financial Instruments, to our accompanying condensed consolidated financial statements.

	Expected Maturity Date
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Assets
Debt security held-to-maturity	$—	$—	$93,433,000	$—	$—	$—	$93,433,000	$93,248,000
Weighted average interest rate on maturing fixed-rate debt security	—%	—%	4.24%	—%	—%	—%	4.24%	—
Liabilities
Fixed-rate debt — principal payments	$14,270,000	$73,554,000	$135,365,000	$154,966,000	$34,207,000	$468,408,000	$880,770,000	$716,622,000
Weighted average interest rate on maturing fixed-rate debt	3.18%	3.55%	4.28%	2.98%	3.29%	2.97%	3.24%	—
Variable-rate debt — principal payments	$450,203,000	$204,502,000	$30,179,000	$428,092,000	$550,206,000	$27,239,000	$1,690,421,000	$1,697,118,000
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of March 31, 2023)	7.60%	7.24%	7.06%	6.60%	6.55%	6.90%	6.94%	—
Debt Security Investment, Net
As of March 31, 2023, the net carrying value of our debt security investment was $83,955,000. As we expect to hold our debt security investment to maturity and the amounts due under such debt security investment would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our debt security investment, would have a significant impact on our operations. See Note 14, Fair Value Measurements, to our accompanying condensed consolidated financial statements, for a discussion of the fair value of our investment in a held-to-maturity debt security. The effective interest rate on our debt security investment was 4.24% per annum as of March 31, 2023.
Mortgage Loans Payable, Net and Lines of Credit and Term Loan
Mortgage loans payable were $1,257,057,000 ($1,233,745,000, net of discount/premium and deferred financing costs) as of March 31, 2023. As of March 31, 2023, we had 68 fixed-rate mortgage loans payable and 12 variable-rate mortgage loans payable with effective interest rates ranging from 2.21% to 7.76% per annum and a weighted average effective interest rate of 4.46%. In addition, as of March 31, 2023, we had $1,314,134,000 ($1,313,222,000, net of deferred financing fees) outstanding under our lines of credit and term loan, at a weighted average interest rate of 6.84% per annum.
As of March 31, 2023, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swap, was 5.56% per annum. An increase in the variable interest rate on our variable-rate mortgage loans payable and lines of credit and term loan constitutes a market risk. As of March 31, 2023, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on all of our other variable-rate mortgage loans payable and lines of credit and unhedged term loan by $7,176,000, or 5.0% of total annualized interest expense on our mortgage loans payable and lines of credit and term loan. See Note 7, Mortgage Loans Payable, Net and Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2023 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2023, were effective at the reasonable assurance level.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
For a discussion of our legal proceedings, see Note 11, Commitments and Contingencies — Litigation, to our accompanying condensed consolidated financial statements.
Item 1A. Risk Factors.
There were no material changes from the risk factors previously disclosed in our 2022 Annual Report on Form 10-K, as filed with the SEC on March 17, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
On January 10, 2023, we granted an aggregate of 1,956 shares of our restricted Class T common stock to two of our independent directors pursuant to the AHR Incentive Plan in connection with their initial election as independent directors to our board. Such shares of restricted stock were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act and vest on June 15, 2023.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
Share Repurchase Plan
Our share repurchase plan allowed for repurchases of shares of our common stock by us when certain criteria were met. Share repurchases were made at the sole discretion of our board. Funds for the repurchase of shares of our common stock originated exclusively from the cumulative proceeds we received from the sale of shares of our common stock pursuant to our DRIP offerings. On November 14, 2022, our board suspended our share repurchase plan with respect to all repurchase requests, including repurchases resulting from the death or qualifying disability of stockholders, beginning with share repurchases for the quarter ending December 31, 2022. See Note 13, Equity — Share Repurchase Plan, to our accompanying condensed consolidated financial statements.
During the three months ended March 31, 2023, we repurchased shares of our common stock pursuant to our share repurchase plan, as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 to January 31, 2023	—	$—	—	(1)
February 1, 2023 to February 28, 2023	—	$—	—	(1)
March 1, 2023 to March 31, 2023(2)	1,681	$37.16	1,681	(1)
Total	1,681	$37.16	1,681
___________
(1)A description of the maximum number of shares that may be purchased under our share repurchase plan is included in Note 13, Equity — Share Repurchase Plan, to our accompanying condensed consolidated financial statements.
(2)Due to an administrative delay, certain repurchase requests that were submitted in good order prior to the suspension of our share repurchase plan were processed after the suspension of our share repurchase plan.
AHR Incentive Plan
In January 2023, we repurchased 429 shares of our common stock, for $16,000, at a repurchase price of $37.16 per share in order to satisfy minimum statutory withholding tax obligations associated with the vesting of restricted stock awards issued pursuant to the AHR Incentive Plan.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Fourth Articles of Amendment and Restatement of Griffin-American Healthcare REIT IV, Inc., dated October 1, 2021 (included as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55775) filed October 1, 2021 and incorporated herein by reference)

3.2
Amended and Restated Bylaws of American Healthcare REIT, Inc. (included as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55775) filed February 17, 2023 and incorporated herein by reference)

10.1
First Amendment to Amended and Restated Credit Agreement dated as of March 1, 2023, among American Healthcare REIT Holdings, L.P., American Healthcare REIT, Inc. and certain subsidiaries and Bank of America, N.A., KeyBank, National Association, Citizens Bank, National Association and certain lenders named therein (included as Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55775) filed March 7, 2023 and incorporated herein by reference)

10.2*
Fourth Amendment to the First Amended and Restated Senior Secured Credit Agreement, dated as of March 30, 2023, among Trilogy RER, LLC and certain subsidiaries of Trilogy RER, LLC, Trilogy Investors, LLC, Trilogy Healthcare Holdings, Inc., Trilogy OpCo, LLC and Trilogy Pro Services, LLC, KeyBank National Association and the other lenders which are parties thereto from time to time

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

American Healthcare REIT, Inc. (Registrant)

May 15, 2023	By:	/s/ DANNY PROSKY
Date		Danny Prosky
Chief Executive Officer, President and Director
(Principal Executive Officer)

May 15, 2023	By:	/s/ BRIAN S. PEAY
Date		Brian S. Peay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)