Form 10-Q
period 2023-06-30
American Healthcare REIT, Inc.
filed 2023-08-14
CIK 1632970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of August 11, 2023, there were 19,562,539 shares of Class T common stock and 46,673,320 shares of Class I common stock of American Healthcare REIT, Inc. outstanding.

AMERICAN HEALTHCARE REIT, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2023 and December 31, 2022
(In thousands, except share and per share amounts) (Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Real estate investments, net	$3,482,804	$3,581,609
Debt security investment, net	84,933	83,000
Cash and cash equivalents	48,407	65,052
Restricted cash	45,343	46,854
Accounts and other receivables, net	145,663	137,501
Identified intangible assets, net	210,636	236,283
Goodwill	234,942	231,611
Operating lease right-of-use assets, net	264,293	276,342
Other assets, net	149,363	128,446
Total assets	$4,666,384	$4,786,698

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$1,237,565	$1,229,847
Lines of credit and term loan, net(1)	1,281,683	1,281,794
Accounts payable and accrued liabilities(1)	223,561	243,831
Identified intangible liabilities, net	9,995	10,837
Financing obligations(1)	47,013	48,406
Operating lease liabilities(1)	262,718	273,075
Security deposits, prepaid rent and other liabilities(1)	47,574	49,545
Total liabilities	3,110,109	3,137,335

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests (Note 11)	59,873	81,598

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Class T common stock, $0.01 par value per share; 200,000,000 shares authorized; 19,562,539 and 19,535,095 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	194	194
Class I common stock, $0.01 par value per share; 800,000,000 shares authorized; 46,673,320 and 46,675,367 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	467	467
Additional paid-in capital	2,547,135	2,540,424
Accumulated deficit	(1,209,578)	(1,138,304)
Accumulated other comprehensive loss	(2,444)	(2,690)
Total stockholders’ equity	1,335,774	1,400,091
Noncontrolling interests (Note 12)	160,628	167,674
Total equity	1,496,402	1,567,765
Total liabilities, redeemable noncontrolling interests and equity	$4,666,384	$4,786,698

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
As of June 30, 2023 and December 31, 2022
(In thousands) (Unaudited)
___________
(1)Such liabilities of American Healthcare REIT, Inc. represented liabilities of American Healthcare REIT Holdings, LP or its consolidated subsidiaries as of June 30, 2023 and December 31, 2022. American Healthcare REIT Holdings, LP is a variable interest entity, or VIE, and a consolidated subsidiary of American Healthcare REIT, Inc. The creditors of American Healthcare REIT Holdings, LP or its consolidated subsidiaries do not have recourse against American Healthcare REIT, Inc., except for the 2022 Credit Facility, as defined in Note 8, held by American Healthcare REIT Holdings, LP in the amount of $926,400 and $965,900 as of June 30, 2023 and December 31, 2022, respectively, which was guaranteed by American Healthcare REIT, Inc.
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three and Six Months Ended June 30, 2023 and 2022
(In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues and grant income:
Resident fees and services	$410,622	$326,225	$819,252	$645,199
Real estate revenue	50,568	51,105	94,164	103,048
Grant income	6,381	10,969	6,381	16,183
Total revenues and grant income	467,571	388,299	919,797	764,430
Expenses:
Property operating expenses	372,549	296,059	742,695	583,219
Rental expenses	14,653	14,663	29,848	29,950
General and administrative	11,774	10,928	24,827	22,047
Business acquisition expenses	888	1,757	1,220	1,930
Depreciation and amortization	44,701	39,971	89,371	82,282
Total expenses	444,565	363,378	887,961	719,428
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and gain/loss on debt extinguishments)	(40,990)	(20,345)	(80,001)	(43,670)
Gain in fair value of derivative financial instruments	4,993	—	4,798	500
(Loss) gain on dispositions of real estate investments	(2,072)	(73)	(2,204)	683
Impairment of real estate investments	—	(17,340)	—	(17,340)
(Loss) income from unconsolidated entities	(113)	638	(419)	2,024
Gain on re-measurement of previously held equity interest	—	—	726	—
Foreign currency gain (loss)	1,068	(3,607)	2,076	(4,994)
Other income	2,589	469	4,197	1,729
Total net other expense	(34,525)	(40,258)	(70,827)	(61,068)
Loss before income taxes	(11,519)	(15,337)	(38,991)	(16,066)
Income tax expense	(348)	(205)	(491)	(373)
Net loss	(11,867)	(15,542)	(39,482)	(16,439)
Net (income) loss attributable to noncontrolling interests	(316)	(1,768)	1,427	(3,827)
Net loss attributable to controlling interest	$(12,183)	$(17,310)	$(38,055)	$(20,266)
Net loss per Class T and Class I common share attributable to controlling interest — basic and diluted	$(0.19)	$(0.26)	$(0.58)	$(0.31)
Weighted average number of Class T and Class I common shares outstanding — basic and diluted	66,033,345	65,754,423	66,029,779	65,692,159

Net loss	$(11,867)	$(15,542)	$(39,482)	$(16,439)
Other comprehensive income (loss):
Foreign currency translation adjustments	124	(493)	246	(687)
Total other comprehensive income (loss)	124	(493)	246	(687)
Comprehensive loss	(11,743)	(16,035)	(39,236)	(17,126)
Comprehensive (income) loss attributable to noncontrolling interests	(316)	(1,768)	1,427	(3,827)
Comprehensive loss attributable to controlling interest	$(12,059)	$(17,803)	$(37,809)	$(20,953)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Six Months Ended June 30, 2023 and 2022
(In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended June 30, 2023
	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — March 31, 2023	66,210,308	$661	$2,546,299	$(1,180,741)	$(2,568)	$1,363,651	$163,338	$1,526,989
Issuance of nonvested restricted common stock	24,200	—	—	—	—	—	—	—
Vested restricted stock units(1)	4,120	—	(72)	—	—	(72)	—	(72)
Amortization of nonvested restricted common stock and stock units	—	—	1,564	—	—	1,564	—	1,564
Stock based compensation	—	—	—	—	—	—	20	20
Repurchase of common stock	(2,769)	—	(87)	—	—	(87)	—	(87)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,092)	(3,092)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(20)	(20)
Adjustment to value of redeemable noncontrolling interests	—	—	(569)	—	—	(569)	(52)	(621)
Distributions declared ($0.25 per share)	—	—	—	(16,654)	—	(16,654)	—	(16,654)
Net (loss) income	—	—	—	(12,183)	—	(12,183)	434	(11,749)	(2)
Other comprehensive income	—	—	—	—	124	124	—	124
BALANCE — June 30, 2023	66,235,859	$661	$2,547,135	$(1,209,578)	$(2,444)	$1,335,774	$160,628	$1,496,402

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Three and Six Months Ended June 30, 2023 and 2022
(In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended June 30, 2022
	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — March 31, 2022	65,952,428	$660	$2,538,780	$(980,613)	$(2,160)	$1,556,667	$174,154	$1,730,821
Offering costs — common stock	—	—	1	—	—	1	—	1
Issuance of common stock under the DRIP	299,857	3	11,140	—	—	11,143	—	11,143
Issuance of nonvested restricted common stock	13,725	—	—	—	—	—	—	—
Amortization of nonvested restricted common stock and stock units	—	—	980	—	—	980	—	980
Stock based compensation	—	—	—	—	—	—	21	21
Repurchase of common stock	(174,865)	(2)	(6,447)	—	—	(6,449)	—	(6,449)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,537)	(3,537)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(21)	(21)
Adjustment to value of redeemable noncontrolling interests	—	—	(976)	—	—	(976)	(1)	(977)
Distributions declared ($0.40 per share)	—	—	—	(26,405)	—	(26,405)	—	(26,405)
Net (loss) income	—	—	—	(17,310)	—	(17,310)	1,986	(15,324)	(2)
Other comprehensive loss	—	—	—	—	(493)	(493)	—	(493)
BALANCE — June 30, 2022	66,091,145	$661	$2,543,478	$(1,024,328)	$(2,653)	$1,517,158	$172,602	$1,689,760

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Three and Six Months Ended June 30, 2023 and 2022
(In thousands, except share and per share amounts) (Unaudited)

	Six Months Ended June 30, 2023
	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2022	66,210,462	$661	$2,540,424	$(1,138,304)	$(2,690)	$1,400,091	$167,674	$1,567,765
Issuance of nonvested restricted common stock	26,156	—	—	—	—	—	—	—
Vested restricted stock units(1)	4,120	—	(72)	—	—	(72)	—	(72)
Amortization of nonvested restricted common stock and stock units	—	—	2,615	—	—	2,615	—	2,615
Stock based compensation	—	—	—	—	—	—	41	41
Repurchase of common stock	(4,879)	—	(165)	—	—	(165)	—	(165)
Distributions to noncontrolling interests	—	—	—	—	—	—	(6,194)	(6,194)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(41)	(41)
Adjustment to value of redeemable noncontrolling interests	—	—	4,333	—	—	4,333	89	4,422
Distributions declared ($0.50 per share)	—	—	—	(33,219)	—	(33,219)	—	(33,219)
Net loss	—	—	—	(38,055)	—	(38,055)	(941)	(38,996)	(2)
Other comprehensive income	—	—	—	—	246	246	—	246
BALANCE — June 30, 2023	66,235,859	$661	$2,547,135	$(1,209,578)	$(2,444)	$1,335,774	$160,628	$1,496,402

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Three and Six Months Ended June 30, 2023 and 2022
(In thousands, except share and per share amounts) (Unaudited)

	Six Months Ended June 30, 2022
	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2021	65,758,004	$658	$2,533,904	$(951,303)	$(1,966)	$1,581,293	$175,553	$1,756,846
Offering costs — common stock	—	—	(2)	—	—	(2)	—	(2)
Issuance of common stock under the DRIP	606,375	6	22,441	—	—	22,447	—	22,447
Issuance of nonvested restricted common stock	13,725	—	—	—	—	—	—	—
Amortization of nonvested restricted common stock and stock units	—	—	1,791	—	—	1,791	—	1,791
Stock based compensation	—	—	—	—	—	—	42	42
Repurchase of common stock	(286,959)	(3)	(10,580)	—	—	(10,583)	—	(10,583)
Distributions to noncontrolling interests	—	—	—	—	—	—	(7,052)	(7,052)
Adjustment to noncontrolling interest in connection with the Merger	—	—	(1,173)	—	—	(1,173)	1,173	—
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(42)	(42)
Adjustment to value of redeemable noncontrolling interests	—	—	(2,903)	—	—	(2,903)	(930)	(3,833)
Distributions declared ($0.80 per share)	—	—	—	(52,759)	—	(52,759)	—	(52,759)
Net (loss) income	—	—	—	(20,266)	—	(20,266)	3,858	(16,408)	(2)
Other comprehensive loss	—	—	—	—	(687)	(687)	—	(687)
BALANCE — June 30, 2022	66,091,145	$661	$2,543,478	$(1,024,328)	$(2,653)	$1,517,158	$172,602	$1,689,760
___________
(1)The amounts are shown net of common stock withheld from issuance to satisfy employee minimum tax withholding requirements in connection with the vesting of restricted stock units. See Note 12, Equity — AHR 2015 Incentive Plan, for further discussion.
(2)For the three months ended June 30, 2023 and 2022, amounts exclude $(118) and $(218), respectively, of net loss attributable to redeemable noncontrolling interests. For the six months ended June 30, 2023 and 2022, amounts exclude $(486) and $(31), respectively, of net loss attributable to redeemable noncontrolling interests. See Note 11, Redeemable Noncontrolling Interests, for further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2023 and 2022
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,482)	$(16,439)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	89,371	82,293
Other amortization	32,647	12,178
Deferred rent	(2,083)	(3,542)
Stock based compensation	2,656	1,779
Impairment of real estate investments	—	17,340
Loss (gain) on dispositions of real estate investments	2,204	(683)
Loss (income) from unconsolidated entities	419	(2,024)
Gain on re-measurement of previously held equity interest	(726)	—
Foreign currency (gain) loss	(2,125)	4,848
Loss on extinguishments of debt	—	4,410
Change in fair value of derivative financial instruments	(4,798)	(500)
Changes in operating assets and liabilities:
Accounts and other receivables	(9,827)	(14,474)
Other assets	(4,449)	(5,277)
Accounts payable and accrued liabilities	(4,662)	(5,231)
Accounts payable due to affiliates	—	(184)
Operating lease liabilities	(18,866)	(8,617)
Security deposits, prepaid rent and other liabilities	3,363	(9,739)
Net cash provided by operating activities	43,642	56,138
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from dispositions of real estate investments	87,446	14,002
Developments and capital expenditures	(52,074)	(35,508)
Acquisitions of real estate investments	(12,333)	(75,125)
Acquisition of previously held equity interest	(335)	—
Investments in unconsolidated entities	(12,000)	(200)
Real estate and other deposits	(1,017)	(533)
Net cash provided by (used in) investing activities	9,687	(97,364)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgage loans payable	61,077	89,712
Payments on mortgage loans payable	(55,127)	(40,662)
Borrowings under the lines of credit and term loan	199,300	1,009,900
Payments on the lines of credit and term loan	(199,400)	(968,900)
Deferred financing costs	(1,903)	(5,617)
Debt extinguishment costs	—	(2,790)
Payments on financing and other obligations	(7,779)	(12,141)
Distributions paid to common stockholders	(43,086)	(30,247)
Repurchase of common stock	(165)	(10,583)
Payments to taxing authorities in connection with common stock directly withheld from employees	(72)	—
Distributions to noncontrolling interests in total equity	(6,612)	(7,052)

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Six Months Ended June 30, 2023 and 2022
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2023	2022
Contribution from redeemable noncontrolling interest	$—	$173
Distributions to redeemable noncontrolling interests	(1,012)	(1,405)
Repurchase of redeemable noncontrolling interests	(15,954)	—
Payment of offering costs	(781)	(9)
Security deposits	(61)	(455)
Net cash (used in) provided by financing activities	(71,575)	19,924
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(18,246)	$(21,302)
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	90	(8)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	111,906	125,486
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$93,750	$104,176

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period:
Cash and cash equivalents	$65,052	$81,597
Restricted cash	46,854	43,889
Cash, cash equivalents and restricted cash	$111,906	$125,486

End of period:
Cash and cash equivalents	$48,407	$59,101
Restricted cash	45,343	45,075
Cash, cash equivalents and restricted cash	$93,750	$104,176

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$76,013	$36,348
Income taxes	$797	$382
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued developments and capital expenditures	$25,664	$14,055
Tenant improvement overage	$1,047	$568
Issuance of common stock under the DRIP	$—	$22,447
Distributions declared but not paid — common stockholders	$16,559	$8,812
Distributions declared but not paid — limited partnership units	$875	$467
Distributions declared but not paid — restricted stock units	$123	$37
Accrued offering costs	$1,023	$—
The following represents the net increase (decrease) in certain assets and liabilities in connection with our acquisitions and dispositions of investments:
Accounts and other receivables	$(1,733)	$(262)
Other assets, net	$(920)	$5,480
Mortgage loan payable, net	$—	$(12,059)
Accounts payable and accrued liabilities	$(461)	$1,672
Financing obligations	$12	$56
Security deposits, prepaid rent and other liabilities	$28	$8,129
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended June 30, 2023 and 2022
The use of the words “we,” “us” or “our” refers to American Healthcare REIT, Inc. and its subsidiaries, including American Healthcare REIT Holdings, LP, except where otherwise noted.
1. Organization and Description of Business
Overview and Background
American Healthcare REIT, Inc., a Maryland corporation, is a self-managed real estate investment trust, or REIT, that owns a diversified portfolio of clinical healthcare real estate properties, focusing primarily on medical office buildings, or MOBs, senior housing, skilled nursing facilities, or SNFs, hospitals and other healthcare-related facilities. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). Our healthcare facilities operated under a RIDEA structure include our senior housing operating properties, or SHOP, and our integrated senior health campuses. We have originated and acquired secured loans and may also originate and acquire other real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income; however, we have selectively developed, and may continue to selectively develop, healthcare real estate properties. We have elected to be taxed as a REIT for U.S. federal income tax purposes. We believe that we have been organized and operated, and we intend to continue to operate, in conformity with the requirements for qualification and taxation as a REIT under the Code.
On October 1, 2021, Griffin-American Healthcare REIT III, Inc., or GAHR III, merged with and into a wholly owned subsidiary, or Merger Sub, of Griffin-American Healthcare REIT IV, Inc., or GAHR IV, with Merger Sub being the surviving company, which we refer to as the REIT Merger, and our operating partnership, Griffin-American Healthcare REIT IV Holdings, LP, merged with and into Griffin-American Healthcare REIT III Holdings, LP, or the Surviving Partnership, with the Surviving Partnership being the surviving entity, which we refer to as the Partnership Merger and, together with the REIT Merger, the Merger. Following the Merger on October 1, 2021, our company was renamed American Healthcare REIT, Inc. and the Surviving Partnership was renamed American Healthcare REIT Holdings, LP, or our operating partnership.
Also on October 1, 2021, immediately prior to the consummation of the Merger, and pursuant to a contribution and exchange agreement dated June 23, 2021, GAHR III acquired a newly formed entity, American Healthcare Opps Holdings, LLC, or NewCo, which we refer to as the AHI Acquisition. Following the Merger and the AHI Acquisition, our company became self-managed.
Operating Partnership
We conduct substantially all of our operations through our operating partnership and we are the sole general partner of our operating partnership. As of both June 30, 2023 and December 31, 2022, we owned 95.0% of the partnership units, or OP units, in our operating partnership, and the remaining 5.0% limited OP units, were owned by AHI Group Holdings, LLC, which is owned and controlled by Jeffrey T. Hanson, the non-executive Chairman of our board of directors, or our board, Danny Prosky, our Chief Executive Officer and President, and Mathieu B. Streiff, one of our directors; Platform Healthcare Investor TII, LLC; Flaherty Trust; and a wholly owned subsidiary of Griffin Capital Company, LLC, or collectively, the NewCo Sellers. See Note 11, Redeemable Noncontrolling Interests, and Note 12, Equity — Noncontrolling Interests in Total Equity, for a further discussion of the ownership in our operating partnership.
Public Offerings
As of June 30, 2023, after taking into consideration the impact of the Merger and the reverse stock split as discussed in Note 2, Summary of Significant Accounting Policies, we had issued 65,445,557 shares for a total of $2,737,716,000 of common stock since February 26, 2014 in our initial public offerings and our distribution reinvestment plan, or DRIP, offerings (includes historical offering amounts sold by GAHR III and GAHR IV prior to the Merger).
On September 16, 2022, we filed with the United States Securities and Exchange Commission, or the SEC, a Registration Statement on Form S-11 (File No. 333-267464), and on July 14, 2023, we filed with the SEC Amendment No. 1 to Registration Statement on Form S-11, with respect to a proposed public offering by us of our shares of common stock in conjunction with a contemplated listing of our common stock on the New York Stock Exchange, or the Proposed Listing. Such registration statement and contemplated listing are not yet effective.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
See Note 12, Equity — Common Stock, and Note 12, Equity — Distribution Reinvestment Plan, for a further discussion of our public offerings.
Our Real Estate Investments Portfolio
We currently operate through six reportable business segments: integrated senior health campuses, MOBs, SNFs, SHOP, senior housing — leased and hospitals. As of June 30, 2023, we owned and/or operated 300 buildings and integrated senior health campuses, including completed development and expansion projects, representing approximately 19,142,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $4,517,298,000. In addition, as of June 30, 2023, we also owned a real estate-related debt investment purchased for $60,429,000.
COVID-19
Our residents, tenants, operating partners and managers, our industry and the U.S. economy have been adversely affected by the impact of the COVID-19 pandemic and the economic impact of the pandemic. While the immediate effects of the COVID-19 pandemic have subsided, the timing and extent of the economic recovery towards pre-pandemic norms is dependent upon many factors, including the emergence and severity of future COVID-19 variants, the effectiveness and frequency of booster vaccinations, the duration and implications of ongoing or future restrictions and safety measures, the availability of ongoing government financial support to our tenants, operating partners and managers and the overall pace of economic recovery, among others. As an owner and operator of healthcare facilities, we expect to continue to be adversely affected by the long-term effects of the COVID-19 pandemic for some period of time; however, it is not possible to predict the full extent of its future impact on us, the operations of our properties or the markets in which they are located, or the overall healthcare industry.
We have evaluated such economic impacts of the COVID-19 pandemic on our business thus far and incorporated information concerning such impacts into our assessments of liquidity, impairment and collectability from tenants and residents as of June 30, 2023. We will continue to monitor such impacts and will adjust our estimates and assumptions based on the best available information.
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
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries of which we have control, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership and as of both June 30, 2023 and December 31, 2022, we owned a 95.0% general partnership interest therein, and the remaining 5.0% limited partnership interest was owned by the NewCo Sellers.

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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Revenue Recognition — Resident Fees and Services Revenue
Disaggregation of Resident Fees and Services Revenue
The following tables disaggregate our resident fees and services revenue by line of business, according to whether such revenue is recognized at a point in time or over time (in thousands):

	Three Months Ended June 30,
	2023			2022
	Integrated Senior Health Campuses	SHOP(1)	Total	Integrated Senior Health Campuses	SHOP(1)	Total
Over time	$298,628	$46,600	$345,228	$232,839	$37,891	$270,730
Point in time	64,228	1,166	65,394	54,743	752	55,495
Total resident fees and services	$362,856	$47,766	$410,622	$287,582	$38,643	$326,225

	Six Months Ended June 30,
	2023			2022
	Integrated Senior Health Campuses	SHOP(1)	Total	Integrated Senior Health Campuses	SHOP(1)	Total
Over time	$597,479	$92,212	$689,691	$463,373	$75,107	$538,480
Point in time	127,147	2,414	129,561	105,221	1,498	106,719
Total resident fees and services	$724,626	$94,626	$819,252	$568,594	$76,605	$645,199

The following tables disaggregate our resident fees and services revenue by payor class (in thousands):

	Three Months Ended June 30,
	2023			2022
	Integrated Senior Health Campuses	SHOP(1)	Total	Integrated Senior Health Campuses	SHOP(1)	Total
Private and other payors	$165,154	$44,996	$210,150	$137,419	$35,632	$173,051
Medicare	117,999	—	117,999	93,680	—	93,680
Medicaid	79,703	2,770	82,473	56,483	3,011	59,494
Total resident fees and services	$362,856	$47,766	$410,622	$287,582	$38,643	$326,225

	Six Months Ended June 30,
	2023			2022
	Integrated Senior Health Campuses	SHOP(1)	Total	Integrated Senior Health Campuses	SHOP(1)	Total
Private and other payors	$334,831	$88,846	$423,677	$269,222	$70,669	$339,891
Medicare	244,466	311	244,777	188,197	—	188,197
Medicaid	145,329	5,469	150,798	111,175	5,936	117,111
Total resident fees and services	$724,626	$94,626	$819,252	$568,594	$76,605	$645,199

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
___________
(1)Includes fees for basic housing, as well as fees for assisted living or skilled nursing care. We record revenue when services are rendered at amounts billable to individual residents. Residency agreements are generally for a term of 30 days, with resident fees billed monthly in advance. For patients under reimbursement arrangements with Medicaid, revenue is recorded based on contractually agreed-upon amounts or rates on a per resident, daily basis or as services are rendered.
Accounts Receivable, Net — Resident Fees and Services Revenue
The beginning and ending balances of accounts receivable, net — resident fees and services are as follows (in thousands):

	Private and Other Payors	Medicare	Medicaid	Total
Beginning balance — January 1, 2023	$55,484	$45,669	$20,832	$121,985
Ending balance — June 30, 2023	58,199	45,477	18,708	122,384
Increase (decrease)	$2,715	$(192)	$(2,124)	$399
Deferred Revenue — Resident Fees and Services Revenue
Deferred revenue is included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets. The beginning and ending balances of deferred revenue — resident fees and services, almost all of which relates to private and other payors, are as follows (in thousands):

Total
Beginning balance — January 1, 2023	$17,901
Ending balance — June 30, 2023	22,232
Increase	$4,331
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
As of June 30, 2023 and December 31, 2022, we had $15,046,000 and $14,071,000, respectively, in allowances, which were determined necessary to reduce receivables by our expected future credit losses. For the six months ended June 30, 2023 and 2022, we increased allowances by $9,090,000 and $9,581,000, respectively, and reduced allowances for collections or adjustments by $3,596,000 and $3,643,000, respectively. For the six months ended June 30, 2023 and 2022, $4,519,000 and $3,518,000, respectively, of our receivables were written off against the related allowances.
Accounts Payable and Accrued Liabilities
As of June 30, 2023 and December 31, 2022, accounts payable and accrued liabilities primarily include insurance reserves of $42,307,000 and $39,893,000, respectively, reimbursement of payroll-related costs to the managers of our SHOP and integrated senior health campuses of $39,408,000 and $38,624,000, respectively, accrued developments and capital expenditures to unaffiliated third parties of $25,664,000 and $30,211,000, respectively, accrued property taxes of $25,415,000 and $24,926,000, respectively, and accrued distributions to common stockholders of $16,559,000 and $26,484,000, respectively.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Recently Issued Accounting Pronouncement
In July 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, 2023-03, Presentation of Financial Statements (Topic 205), Income Statement-Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation-Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280-General Revision of Regulation S-X: Income or Loss Applicable to Common Stock, or ASU 2023-03. ASU 2023-03 amends the Accounting Standards Codification, or ASC, for SEC updates pursuant to SEC Staff Accounting Bulletin No. 120; SEC Staff Announcement at the March 24, 2022 Emerging Issues Task Force Meeting; and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. These updates were immediately effective and did not have a material impact on our consolidated financial statements and disclosures.
3. Real Estate Investments, Net and Business Combinations
Our real estate investments, net consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Building, improvements and construction in process	$3,618,097	$3,670,361
Land and improvements	341,262	344,359
Furniture, fixtures and equipment	235,159	221,727
	4,194,518	4,236,447
Less: accumulated depreciation	(711,714)	(654,838)
	$3,482,804	$3,581,609
Depreciation expense for the three months ended June 30, 2023 and 2022 was $37,139,000 and $34,328,000, respectively, and for the six months ended June 30, 2023 and 2022 was $73,038,000 and $68,750,000, respectively. For the three months ended June 30, 2023, we incurred capital expenditures of $18,858,000 for our integrated senior health campuses, $7,268,000 for our MOBs, $2,179,000 for our SHOP and $245,000 for our senior housing — leased. We did not incur any capital expenditures for our properties within our hospitals and SNFs segments for the three months ended June 30, 2023. For the six months ended June 30, 2023, we incurred capital expenditures of $29,059,000 for our integrated senior health campuses, $10,842,000 for our MOBs, $3,929,000 for our SHOP and $245,000 for our senior housing — leased. We did not incur any capital expenditures for our properties within our hospitals and SNFs segments for the six months ended June 30, 2023.
For both the three and six months ended June 30, 2023, we did not recognize impairment charges on real estate investments. During both the three and six months ended June 30, 2022, we determined that four of our SHOP were impaired and recognized an aggregate impairment charge of $17,340,000, which reduced the total carrying value of such assets to $19,325,000. The fair value of one SHOP was determined by the sales price from an executed purchase and sale agreement with a third-party buyer, which was considered a Level 2 measurement within the fair value hierarchy. The fair value of the remaining three SHOP were based on their projected sales prices, which were considered Level 2 measurements within the fair value hierarchy. We disposed of three of such impaired facilities during the fourth quarter of 2022 and one of such impaired facilities during the first quarter of 2023. See the “Dispositions of Real Estate Investments” section below.
Acquisitions of Real Estate Investments
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
On June 30, 2023, we, through a majority-owned subsidiary of Trilogy, acquired a land parcel in Ohio for a contract purchase price of $660,000, plus closing costs, for the future expansion of an existing integrated senior health campus.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
We accounted for our acquisition of land and real estate investment completed during the six months ended June 30, 2023 as asset acquisitions. The following table summarizes the purchase price of such acquisitions based on their relative fair values (in thousands):

2023 Acquisitions
Building and improvements	$10,139
Land and improvements	1,575
Total assets acquired	$11,714
Dispositions of Real Estate Investments
For the six months ended June 30, 2023, we disposed of five SHOP and 11 MOBs. We recognized a total aggregate net loss on such dispositions of $1,975,000. The following is a summary of such dispositions (dollars in thousands):

Location	Number of Buildings	Type	Date Disposed	Contract Sales Price
Pinellas Park, FL(1)	1	SHOP	02/01/23	$7,730
Olympia Fields, IL	1	MOB	04/10/23	3,750
Auburn, CA	1	MOB	04/26/23	7,050
Pottsville, PA	1	MOB	04/26/23	6,000
New London, CT	1	MOB	05/24/23	4,200
Stratford, CT	1	MOB	05/24/23	4,800
Westbrook, CT	1	MOB	05/24/23	7,250
Lakeland, FL(1)	1	SHOP	06/01/23	7,080
Winter Haven, FL(1)	1	SHOP	06/01/23	17,500
Acworth, GA	3	MOB	06/14/23	8,775
Lithonia, GA	1	MOB	06/14/23	3,445
Stockbridge, GA	1	MOB	06/14/23	2,430
Lake Placid, FL(1)	1	SHOP	06/30/23	5,620
Brooksville, FL(1)	1	SHOP	06/30/23	7,800
Total	16			$93,430
___________
(1)See Note 11, Redeemable Noncontrolling Interests, for information about the ownership of the Central Florida Senior Housing Portfolio.
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
On January 3, 2022, we, through a majority-owned subsidiary of Trilogy, acquired an integrated senior health campus in Kentucky from an unaffiliated third party. The contract purchase price for such property acquisition was $27,790,000 plus immaterial transaction costs. We acquired such property using cash on hand and placed a mortgage loan payable of $20,800,000 on the property at the time of acquisition. Further, on April 1, 2022, we, through a majority-owned subsidiary of Trilogy, acquired a 50.0% interest in a pharmaceutical business in Florida from an unaffiliated third party and incurred

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
transaction costs of $938,000. Prior to such pharmaceutical business acquisition, we owned the other 50.0% interest in such business, which was accounted for as an equity method investment. Therefore, through March 31, 2022, our 50.0% interest in the net earnings or losses of such unconsolidated entity was included in income (loss) from unconsolidated entities in our accompanying condensed consolidated statements of operations and comprehensive loss.
Based on quantitative and qualitative considerations, such business combinations were not material to us individually or in the aggregate and therefore, pro forma financial information is not provided. Any necessary adjustments are finalized within one year from the date of acquisition. The table below summarizes the acquisition date fair values of the assets acquired and liabilities assumed of our business combinations during the six months ended June 30, 2023 and 2022 (in thousands):

	2023 Acquisition	2022 Acquisitions
Building and improvements	$—	$17,273
Land	—	3,060
In-place leases	—	3,420
Goodwill	3,331	2,816
Furniture, fixtures and equipment	39	1,936
Cash and restricted cash	565	971
Certificates of need	—	690
Operating lease right-of-use assets	—	646
Other assets	66	457
Accounts receivable, net	—	427
Total assets acquired	4,001	31,696
Security deposits and other liabilities	(812)	(8,129)
Accounts payable and accrued liabilities	(1,676)	(1,802)
Operating lease liabilities	—	(646)
Financing obligations	(12)	(56)
Total liabilities assumed	(2,500)	(10,633)
Net assets acquired	$1,501	$21,063
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
As of June 30, 2023 and December 31, 2022, the carrying amount of the debt security investment was $84,933,000 and $83,000,000, respectively, net of unamortized closing costs of $633,000 and $767,000, respectively. Accretion on the debt security for the three months ended June 30, 2023 and 2022 was $1,046,000 and $986,000, respectively, and for the six months ended June 30, 2023 and 2022 was $2,066,000 and $1,966,000, respectively, which is recorded as an increase to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss. Amortization expense of closing costs for the three months ended June 30, 2023 and 2022 was $68,000 and $58,000, respectively, and for the six months ended June 30, 2023 and 2022 was $133,000 and $114,000, respectively, which is recorded as a decrease to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss. We evaluated credit quality indicators such as the agency ratings and the underlying collateral of such investment in order to determine expected future credit loss. We did not record a credit loss for the three and six months ended June 30, 2023 and 2022.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
5. Intangibles
Identified intangible assets, net and identified intangible liabilities, net consisted of the following as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023	December 31, 2022
Amortized intangible assets:
In-place leases, net of accumulated amortization of $46,451 and $38,930 as of June 30, 2023 and December 31, 2022, respectively (with a weighted average remaining life of 7.4 years and 7.0 years as of June 30, 2023 and December 31, 2022, respectively)	$59,937	$75,580
Above-market leases, net of accumulated amortization of $6,503 and $6,360 as of June 30, 2023 and December 31, 2022, respectively (with a weighted average remaining life of 8.2 years and 9.0 years as of June 30, 2023 and December 31, 2022, respectively)	20,238	30,194
Customer relationships, net of accumulated amortization of $859 and $785 as of June 30, 2023 and December 31, 2022, respectively (with a weighted average remaining life of 13.2 years and 13.7 years as of June 30, 2023 and December 31, 2022, respectively)	1,981	2,055
Unamortized intangible assets:
Certificates of need	97,693	97,667
Trade names	30,787	30,787
Total identified intangible assets, net	$210,636	$236,283

Amortized intangible liabilities:
Below-market leases, net of accumulated amortization of $3,169 and $2,508 as of June 30, 2023 and December 31, 2022, respectively (with a weighted average remaining life of 8.1 years and 8.4 years as of June 30, 2023 and December 31, 2022, respectively)	$9,995	$10,837
Total identified intangible liabilities, net	$9,995	$10,837
Amortization expense on identified intangible assets for the three months ended June 30, 2023 and 2022 was $7,711,000 and $6,121,000, respectively, which included $859,000 and $1,113,000, respectively, of amortization recorded as a decrease to real estate revenue for above-market leases in our accompanying condensed consolidated statements of operations and comprehensive loss. Amortization expense on identified intangible assets for the six months ended June 30, 2023 and 2022 was $24,782,000 and $14,360,000, respectively, which included $9,942,000 and $2,227,000, respectively, of amortization recorded as a decrease to real estate revenue for above-market leases in our accompanying condensed consolidated statements of operations and comprehensive loss. On March 1, 2023, we transitioned our SNFs within Central Wisconsin Senior Care Portfolio to a RIDEA structure, which resulted in a full amortization of $8,073,000 of above-market leases and $885,000 of in-place leases.
Amortization expense on below-market leases for the three months ended June 30, 2023 and 2022 was $404,000 and $414,000, respectively, and for the six months ended June 30, 2023 and 2022 was $812,000 and $1,023,000, respectively, which is recorded as an increase to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The aggregate weighted average remaining life of the identified intangible assets was 7.8 years and 7.7 years as of June 30, 2023 and December 31, 2022, respectively. The aggregate weighted average remaining life of the identified intangible liabilities was 8.1 years and 8.4 years as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, estimated amortization expense on the identified intangible assets and liabilities for the six months ending December 31, 2023 and for each of the next four years ending December 31 and thereafter was as follows (in thousands):

	Amortization Expense
Year	Intangible Assets	Intangible Liabilities
2023	$12,461	$777
2024	12,638	1,470
2025	9,838	1,343
2026	8,683	1,193
2027	8,110	1,158
Thereafter	30,426	4,054
Total	$82,156	$9,995
6. Other Assets, Net
Other assets, net consisted of the following as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023	December 31, 2022
Deferred rent receivables	$48,508	$46,867
Prepaid expenses, deposits, other assets and deferred tax assets, net	31,121	25,866
Investments in unconsolidated entities	21,306	9,580
Inventory — finished goods	19,289	19,775
Lease commissions, net of accumulated amortization of $6,646 and $6,260 as of June 30, 2023 and December 31, 2022, respectively	18,723	19,217
Derivative financial instrument	4,798	—
Deferred financing costs, net of accumulated amortization of $7,391 and $5,704 as of June 30, 2023 and December 31, 2022, respectively	2,986	4,334
Lease inducement, net of accumulated amortization of $2,368 and $2,193 as of June 30, 2023 and December 31, 2022, respectively (with a weighted average remaining life of 7.4 years and 7.9 years as of June 30, 2023 and December 31, 2022, respectively)	2,632	2,807
Total	$149,363	$128,446
Deferred financing costs included in other assets, net were related to the 2019 Trilogy Credit Facility and the senior unsecured revolving credit facility portion of the 2022 Credit Facility. See Note 8, Lines of Credit and Term Loan, for further discussion. Amortization expense on lease inducement for both the three and six months ended June 30, 2023 and 2022 was $88,000 and $176,000, respectively, which is recorded as a decrease to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss.
7. Mortgage Loans Payable, Net
As of June 30, 2023 and December 31, 2022, mortgage loans payable were $1,260,429,000 ($1,237,565,000, net of discount/premium and deferred financing costs) and $1,254,479,000 ($1,229,847,000, net of discount/premium and deferred financing costs), respectively. As of June 30, 2023, we had 71 fixed-rate mortgage loans payable and 12 variable-rate mortgage loans payable with effective interest rates ranging from 2.21% to 8.01% per annum based on interest rates in effect as of June 30, 2023 and a weighted average effective interest rate of 4.51%. As of December 31, 2022, we had 68 fixed-rate mortgage loans payable and 11 variable-rate mortgage loans payable with effective interest rates ranging from 2.21% to 7.26% per annum based on interest rates in effect as of December 31, 2022 and a weighted average effective interest rate of 4.29%. We are required by the terms of certain loan documents to meet certain reporting requirements and covenants, such as net worth ratios, fixed charge coverage ratios and leverage ratios.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Mortgage loans payable, net consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Total fixed-rate debt	$929,442	$885,892
Total variable-rate debt	330,987	368,587
Total fixed- and variable-rate debt	1,260,429	1,254,479
Less: deferred financing costs, net	(8,851)	(8,845)
Add: premium	199	237
Less: discount	(14,212)	(16,024)
Mortgage loans payable, net	$1,237,565	$1,229,847
The following table reflects the changes in the carrying amount of mortgage loans payable, net for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Beginning balance	$1,229,847	$1,095,594
Additions:
Borrowings under mortgage loans payable	61,077	155,882
Amortization of deferred financing costs	1,136	1,191
Amortization of discount/premium on mortgage loans payable, net	632	1,528
Deductions:
Scheduled principal payments on mortgage loans payable	(55,127)	(40,662)
Early payoff of mortgage loans payable	—	(78,437)
Deferred financing costs	—	(1,037)
Ending balance	$1,237,565	$1,134,059
For the three and six months ended June 30, 2023, we did not incur any gain or loss on the early extinguishment of mortgage loans payable. For the three and six months ended June 30, 2022, we incurred an aggregate gain (loss) on the early extinguishment of mortgage loans payable of $181,000 and $(1,249,000), respectively, which is recorded as an decrease (increase) to interest expense in our accompanying condensed consolidated statements of operations and comprehensive loss. Such aggregate net loss was primarily related to the write-off of unamortized loan discount related to eight mortgage loans payable that we refinanced on January 1, 2022 that were due to mature in 2044 through 2052.
As of June 30, 2023, the principal payments due on our mortgage loans payable for the six months ending December 31, 2023 and for each of the next four years ending December 31 and thereafter were as follows (in thousands):

Year	Amount
2023	$24,165
2024	332,910
2025	166,091
2026	155,736
2027	35,023
Thereafter	546,504
Total	$1,260,429
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
As of both June 30, 2023 and December 31, 2022, our aggregate borrowing capacity under the 2022 Credit Facility was $1,050,000,000, excluding the $25,000,000 in standby letters of credit described above. As of June 30, 2023 and December 31, 2022, borrowings outstanding under the 2022 Credit Facility totaled $926,400,000 ($925,549,000, net of deferred financing costs related to the senior unsecured term loan facility portion of the 2022 Credit Facility) and $965,900,000 ($965,060,000, net of deferred financing costs related to the senior unsecured term loan facility portion of the 2022 Credit Facility), respectively, and the weighted average interest rate on such borrowings outstanding was 6.82% and 6.07% per annum, respectively.
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
The 2019 Trilogy Credit Facility matures on September 5, 2023 and may be extended for one 12-month period during the term of the 2019 Trilogy Credit Amendment, subject to the satisfaction of certain conditions, including payment of an extension fee. We intend to satisfy the conditions pursuant to the 2019 Trilogy Credit Facility and pay the required extension fee in order to exercise our option to extend the maturity date for one 12-month period. At our option, the 2019 Trilogy Credit Facility bears interest at per annum rates equal to (a) SOFR, plus 2.75% for SOFR Rate Loans and (b) for Base Rate Loans, 1.75% plus the highest of: (i) the fluctuating rate per annum of interest in effect for such day as established from time to time by KeyBank as its prime rate, (ii) 0.50% above the Federal Funds Effective Rate and (iii) 1.00% above one-month Adjusted Term SOFR.
As of both June 30, 2023 and December 31, 2022, our aggregate borrowing capacity under the 2019 Trilogy Credit Facility was $400,000,000. As of June 30, 2023 and December 31, 2022, borrowings outstanding under the 2019 Trilogy Credit Facility totaled $356,134,000 and $316,734,000, respectively, and the weighted average interest rate on such borrowings outstanding was 7.94% and 7.17% per annum, respectively.
9. Derivative Financial Instrument
We use a derivative financial instrument to manage interest rate risk associated with our variable-rate term loan pursuant to our 2022 Credit Facility and we record such derivative financial instrument in our accompanying condensed consolidated balance sheets as either an asset or a liability measured at fair value. We did not have any derivative financial instruments as of December 31, 2022. The following table provides information with respect to the derivative financial instrument held by us as of June 30, 2023, which was included in other assets, net in our accompanying condensed consolidated balance sheet (dollars in thousands):

Instrument	Notional Amount	Index	Interest Rate	Maturity Date	Fair Value June 30, 2023
Swap	$275,000	one month Term SOFR	3.74%	01/19/26	$4,798
As of June 30, 2023, our derivative financial instrument was not designated as a hedge. The derivative financial instrument not designated as a hedge is not speculative and is used to manage our exposure to interest rate movements, but does not meet the strict hedge accounting requirements. For the three months ended June 30, 2023 and 2022, we recorded $4,993,000 and $0, respectively, and for the six months ended June 30, 2023 and 2022, we recorded $4,798,000 and $500,000, respectively, as a decrease to interest expense in our accompanying condensed consolidated statements of operations and comprehensive loss related to the change in the fair value of our derivative financial instrument.
See Note 13, Fair Value Measurements, and Note 19, Subsequent Event, for a further discussion of our derivative financial instruments.
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
11. Redeemable Noncontrolling Interests
As of both June 30, 2023 and December 31, 2022, we, through our direct and indirect subsidiaries, owned a 95.0% general partnership interest in our operating partnership and the remaining 5.0% limited partnership interest in our operating partnership was owned by the NewCo Sellers. Some of the limited partnership units outstanding, which account for approximately 1.0% of our total operating partnership units outstanding, have redemption features outside of our control and are accounted for as redeemable noncontrolling interests presented outside of permanent equity in our accompanying condensed consolidated balance sheets.
As of both June 30, 2023 and December 31, 2022, we, through Trilogy REIT Holdings LLC, or Trilogy REIT Holdings, in which we indirectly hold a 76.0% ownership interest, owned 97.4% and 96.2%, respectively, of the outstanding equity interests of Trilogy. As of June 30, 2023 and December 31, 2022, certain members of Trilogy’s management and certain members of an advisory committee to Trilogy’s board of directors owned approximately 2.6% and 3.8%, respectively, of the outstanding equity interests of Trilogy. We account for such equity interests as redeemable noncontrolling interests in our accompanying condensed consolidated balance sheets in accordance with FASB Accounting Standards Codification Topic 480-10-S99-3A given certain features associated with such equity interests. For the three and six months ended June 30, 2023, we redeemed a portion of the equity interests owned by current members of Trilogy’s management for an aggregate of $84,000 and $15,954,000, respectively. For the six months ended June 30, 2022, we did not redeem any equity interests of Trilogy.
As of June 30, 2023 and December 31, 2022, we own, through our operating partnership, approximately 98.0% of the joint ventures with an affiliate of Meridian Senior Living, LLC, or Meridian, that own Central Florida Senior Housing Portfolio, Pinnacle Beaumont ALF and Pinnacle Warrenton ALF. The noncontrolling interests held by Meridian have redemption features outside of our control and are accounted for as redeemable noncontrolling interests in our accompanying condensed consolidated balance sheets. See Note 3, Real Estate Investments, Net and Business Combinations — Dispositions of Real Estate Investments, for dispositions within our Central Florida Senior Housing Portfolio.
We previously owned 90.0% of the joint venture with Avalon Health Care, Inc., or Avalon, that owned Catalina West Haven ALF and Catalina Madera ALF. The noncontrolling interests held by Avalon had redemption features outside of our control and were accounted for as redeemable noncontrolling interests until December 1, 2022, when we exercised our right to purchase the remaining 10.0% of the joint venture with Avalon for a contract purchase price of $295,000. As such, 10.0% of the net earnings of such joint venture were allocated to redeemable noncontrolling interests in our accompanying consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Beginning balance	$81,598	$72,725
Additional redeemable noncontrolling interest	—	173
Reclassification from equity	41	42
Distributions	(904)	(1,405)
Repurchase of redeemable noncontrolling interests	(15,954)	—
Adjustment to redemption value	(4,422)	3,833
Net loss attributable to redeemable noncontrolling interests	(486)	(31)
Ending balance	$59,873	$75,337
12. Equity
Preferred Stock
Pursuant to our charter, we are authorized to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of both June 30, 2023 and December 31, 2022, no shares of preferred stock were issued and outstanding.
Common Stock
Pursuant to our charter, as amended, we are authorized to issue 1,000,000,000 shares of our common stock, par value $0.01 per share, whereby 200,000,000 shares are classified as Class T common stock and 800,000,000 shares are classified as Class I common stock. As of June 30, 2023, after taking into consideration the Merger and the impact of the reverse stock split as discussed below, we had issued 65,445,557 shares for a total of $2,737,716,000 of common stock since February 26, 2014 in our initial public offerings and DRIP offerings (includes historical offering amounts sold by GAHR III and GAHR IV prior to the Merger). See “Distribution Reinvestment Plan” section below for further discussion.
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
Distribution Reinvestment Plan
Our DRIP allowed our stockholders to elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of our common stock in lieu of receiving cash distributions. However, in connection with the Proposed Listing, on November 14, 2022, our board suspended the DRIP offering beginning with the distributions declared for the quarter ended December 31, 2022. As a result of the suspension of the DRIP offering, unless and until our board reinstates the DRIP offering, stockholders who are current participants in the DRIP were or will be paid distributions in cash.
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
For both the three and six months ended June 30, 2023, there were no distributions reinvested and no shares of our common stock were issued pursuant to our DRIP offerings. For the three and six months ended June 30, 2022, $11,143,000 and $22,447,000, respectively, in distributions were reinvested and 299,857 and 606,375 shares of our common stock, respectively, were issued pursuant to our DRIP offerings.
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
Funds for the repurchase of shares of our common stock were derived from the cumulative proceeds we received from the sale of shares of our common stock pursuant to our DRIP offerings. Pursuant to our share repurchase plan, the repurchase price with respect to repurchases resulting from the death or qualifying disability of stockholders was equal to the most recently published estimated per share NAV.
We did not repurchase any shares of our common stock pursuant to our share repurchase plan for the three months ended June 30, 2023. For the six months ended June 30, 2023, pursuant to our share repurchase plan, we repurchased 1,681 shares of common stock for $62,000, at a repurchase price of $37.16 per share. For the three and six months ended June 30, 2022, pursuant to our share repurchase plan, we repurchased 174,865 and 286,959 shares of common stock, respectively, for an aggregate of $6,449,000 and $10,583,000, respectively, at a repurchase price of $36.88 per share. Such repurchase requests were submitted prior to the suspension of our share repurchase plan.
Noncontrolling Interests in Total Equity
As of June 30, 2023 and December 31, 2022, Trilogy REIT Holdings owned approximately 97.4% and 96.2%, respectively, of Trilogy. We are the indirect owner of a 76.0% interest in Trilogy REIT Holdings pursuant to an amended joint venture agreement with an indirect, wholly owned subsidiary of NorthStar Healthcare Income, Inc., or NHI. We serve as the managing member of Trilogy REIT Holdings. As of both June 30, 2023 and December 31, 2022, NHI indirectly owned a 24.0% membership interest in Trilogy REIT Holdings and as such, for the three and six months ended June 30, 2023 and 2022, 24.0%of the net earnings of Trilogy REIT Holdings were allocated to noncontrolling interests.
In connection with our operation of Trilogy, time-based profit interest units in Trilogy, or the Profit Interests, were issued to Trilogy Management Services, LLC and two independent directors of Trilogy, both unaffiliated third parties that manage or direct the day-to-day operations of Trilogy. The Profit Interests are measured at their grant date fair value and vest in increments of 20.0% on each anniversary of the respective grant date over a five-year period. We amortize the Profit Interests on a straight-line basis over the vesting periods, which are recorded to general and administrative expenses in our accompanying condensed consolidated statements of operations and comprehensive loss. The nonvested Profit Interests are presented as noncontrolling interests in total equity in our accompanying condensed consolidated balance sheets, and are re-classified to redeemable noncontrolling interests upon vesting as they had redemption features outside of our control, similar to the common stock units held by Trilogy’s management. See Note 11, Redeemable Noncontrolling Interests, for further discussion.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
There were no canceled, expired or exercised Profit Interests during the three and six months ended June 30, 2023 and 2022. For the three months ended June 30, 2023 and 2022, we recognized stock compensation expense related to the time-based Profit Interests of $20,000 and $21,000, respectively. For the six months ended June 30, 2023 and 2022, we recognized stock compensation expense related to the time-based Profit Interests of $41,000 and $42,000, respectively.
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
As of both June 30, 2023 and December 31, 2022, we owned an 86.0% interest in a consolidated limited liability company that owns Lakeview IN Medical Plaza. As such, 14.0% of the net earnings of Lakeview IN Medical Plaza were allocated to noncontrolling interests in our accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022.
As of both June 30, 2023 and December 31, 2022, we owned a 90.6% membership interest in a consolidated limited liability company that owns Southlake TX Hospital. As such, 9.4% of the net earnings of Southlake TX Hospital were allocated to noncontrolling interests in our accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022.
As of both June 30, 2023 and December 31, 2022, we owned a 90.0% interest in a joint venture that owns the Louisiana Senior Housing Portfolio. As such, 10.0% of the net earnings of the joint venture were allocated to noncontrolling interests in our accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022.
As discussed in Note 1, Organization and Description of Business, as of both June 30, 2023 and December 31, 2022, we, through our direct and indirect subsidiaries, own a 95.0% general partnership interest in our operating partnership and the remaining 5.0% limited partnership interest in our operating partnership is owned by the NewCo Sellers. As of both June 30, 2023 and December 31, 2022, 4.0% of our total operating partnership units outstanding is presented in total equity in our accompanying condensed consolidated balance sheets. See Note 11, Redeemable Noncontrolling Interests, for further discussion.
AHR 2015 Incentive Plan
Pursuant to the Amended and Restated 2015 Incentive Plan, our board (with respect to options and restricted shares of common stock granted to independent directors), or our compensation committee (with respect to any other award), may grant options, restricted shares of common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, officers, employees and consultants. On June 15, 2023, we adopted the Second Amended and Restated 2015 Incentive Plan, or the AHR Incentive Plan, which, among other things, increased the maximum number of shares of our common stock that may be issued pursuant to such plan from 1,000,000 to 4,000,000 shares, extended the term of such plan to June 15, 2033 and made certain administrative changes to the Amended and Restated 2015 Incentive Plan.
Restricted common stock
Pursuant to the AHR Incentive Plan, through June 30, 2023, we granted an aggregate of 315,459 shares of our restricted common stock, or RSAs, which include restricted Class T common stock and restricted Class I common stock, as defined in the AHR Incentive Plan. RSAs were granted to our independent directors in connection with their initial election or re-election to our board or in consideration of their past services rendered. In addition, certain executive officers and key employees received grants of restricted Class T common stock. RSAs generally have a vesting period ranging from one to four years and are subject to continuous service through the vesting dates.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Restricted stock units
Pursuant to the AHR Incentive Plan, through June 30, 2023, we granted our executive officers an aggregate 70,751 of performance-based restricted stock units, or PBUs, representing the right to receive shares of our Class T common stock upon vesting. We also granted to our executive officers and certain employees 169,529 time-based restricted stock units, or TBUs, representing the right to receive shares of our Class T common stock upon vesting. PBUs and TBUs are collectively referred to as RSUs. RSUs granted to executive officers and employees generally have a vesting period of up to three years and are subject to continuous service through the vesting dates, and any performance conditions, as applicable.
A summary of the status of our nonvested RSAs and RSUs as of June 30, 2023 and December 31, 2022 and the changes for the six months ended June 30, 2023 is presented below:

	Number of Nonvested RSAs	Weighted Average Grant Date Fair Value - RSAs	Number of Nonvested RSUs		Weighted Average Grant Date Fair Value - RSUs
Balance — December 31, 2022	183,240	$36.97	48,553		$37.16
Granted	26,156	31.83	191,728		31.40
Vested	(21,030)	37.47	(6,400)	(1)	37.16
Forfeited	—	—	—		—
Balance — June 30, 2023	188,366	$36.20	233,881		$32.44
___________
(1)Amount includes 2,280 shares of common stock that were withheld from issuance to satisfy employee minimum tax withholding requirements associated with the vesting of RSUs during the six months ended June 30, 2023.
For the three months ended June 30, 2023 and 2022, we recognized $1,564,000 and $980,000, respectively, and for the six months ended June 30, 2023 and 2022, we recognized $2,615,000 and $1,791,000, respectively, in stock compensation expense related to awards granted pursuant to the AHR Incentive Plan based on the grant date fair value for time based awards and for performance-based awards that are probable of vesting, which grant date fair value is equal to the most recently published estimated per share NAV. Such stock compensation expense is included in general and administrative expenses in our accompanying condensed consolidated statements of operations and comprehensive loss.
13. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2023, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instrument	$—	$4,798	$—	$4,798
Total assets at fair value	$—	$4,798	$—	$4,798
There were no transfers into and out of fair value measurement levels during the six months ended June 30, 2023 and 2022. We did not have any assets and liabilities measured at fair value on a recurring basis as of December 31, 2022.
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
Although we determined that the majority of the inputs used to value our derivative financial instrument fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this instrument utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of June 30, 2023, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative position and determined that the credit valuation adjustments were not significant to the overall valuation of our derivative. As a result, we determined that our derivative valuation in its entirety was classified in Level 2 of the fair value hierarchy. On January 25, 2022, our prior interest rate swap contracts matured and as of December 31, 2022, we did not have any derivative financial instruments.
Financial Instruments Disclosed at Fair Value
Our accompanying condensed consolidated balance sheets include the following financial instruments: debt security investment, cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and accrued liabilities, mortgage loans payable and borrowings under our lines of credit and term loan.
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
The fair value of our debt security investment is estimated using a discounted cash flow analysis using interest rates available to us for investments with similar terms and maturities. The fair values of our mortgage loans payable and our lines of credit and term loan are estimated using discounted cash flow analyses using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that the valuations of our debt security investment, mortgage loans payable and lines of credit and term loan are classified in Level 2 within the fair value hierarchy. The carrying amounts and estimated fair values of such financial instruments as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Financial Assets:
Debt security investment	$84,933	$92,998	$83,000	$93,230
Financial Liabilities:
Mortgage loans payable	$1,237,565	$1,096,898	$1,229,847	$1,091,667
Lines of credit and term loan	$1,278,697	$1,283,619	$1,277,460	$1,285,205
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
We recognize the financial statement effects of an uncertain tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of both June 30, 2023 and December 31, 2022, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of both June 30, 2023 and December 31, 2022, our valuation allowance fully reserves the net deferred tax assets due to historical losses and inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.
15. Leases
Lessor
We have operating leases with tenants that expire at various dates through 2050. For the three months ended June 30, 2023 and 2022, we recognized $49,216,000 and $50,060,000, respectively, of revenues related to operating lease payments, of which $9,711,000 and $9,663,000, respectively, was for variable lease payments. For the six months ended June 30, 2023 and 2022, we recognized $91,519,000 and $100,790,000, respectively, of revenues related to operating lease payments, of which $19,750,000 and $20,076,000, respectively, was for variable lease payments. As of June 30, 2023, the following table sets forth the undiscounted cash flows for future minimum base rents due under operating leases for the six months ending December 31, 2023 and for each of the next four years ending December 31 and thereafter for properties that we wholly own (in thousands):

Year	Amount
2023	$75,245
2024	143,777
2025	131,148
2026	120,394
2027	114,746
Thereafter	581,532
Total	$1,166,842
Lessee
We lease certain land, buildings, furniture, fixtures, campus and office equipment and automobiles. We have lease agreements with lease and non-lease components, which are generally accounted for separately. Most leases include one or more options to renew, with renewal terms that generally can extend at various dates through 2107, excluding extension options. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. As of June 30, 2023, we had future lease payments of $6,054,000 for an operating lease that had not yet commenced. Such operating lease will commence in fiscal year 2023 with a lease term of five years.

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
The components of lease costs were as follows (in thousands):

		Three Months Ended June 30,
Lease Cost	Classification	2023	2022
Operating lease cost(1)	Property operating expenses, rental expenses or general and administrative expenses	$11,473	$5,408
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	297	316
Interest on lease liabilities	Interest expense	66	66
Sublease income	Resident fees and services revenue or other income	(172)	(234)
Total lease cost		$11,664	$5,556

		Six Months Ended June 30,
Lease Cost	Classification	2023	2022
Operating lease cost(1)	Property operating expenses, rental expenses or general and administrative expenses	$23,396	$11,764
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	600	629
Interest on lease liabilities	Interest expense	157	140
Sublease income	Resident fees and services revenue or other income	(328)	(382)
Total lease cost		$23,825	$12,151
___________
(1)Includes short-term leases and variable lease costs, which are immaterial.
Additional information related to our leases for the periods presented below was as follows (dollars in thousands):

Lease Term and Discount Rate	June 30, 2023	December 31, 2022
Weighted average remaining lease term (in years):
Operating leases	12.5	12.8
Finance leases	1.9	2.3
Weighted average discount rate:
Operating leases	5.71%	5.69%
Finance leases	7.74%	7.66%

	Six Months Ended June 30,
Supplemental Disclosure of Cash Flows Information	2023	2022
Operating cash outflows related to finance leases	$157	$140
Financing cash outflows related to finance leases	$38	$26
Right-of-use assets obtained in exchange for operating lease liabilities	$1,155	$646

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Operating Leases
As of June 30, 2023, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the six months ending December 31, 2023 and for each of the next four years ending December 31 and thereafter, as well as the reconciliation of those cash flows to operating lease liabilities on our accompanying condensed consolidated balance sheet (in thousands):

Year	Amount
2023	$19,240
2024	37,822
2025	37,210
2026	37,256
2027	37,890
Thereafter	229,084
Total undiscounted operating lease payments	398,502
Less: interest	135,784
Present value of operating lease liabilities	$262,718
Finance Leases
As of June 30, 2023, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the six months ending December 31, 2023 and for each of the next four years ending December 31 and thereafter, as well as a reconciliation of those cash flows to finance lease liabilities (in thousands):

Year	Amount
2023	$29
2024	76
2025	31
2026	—
2027	—
Thereafter	—
Total undiscounted finance lease payments	136
Less: interest	11
Present value of finance lease liabilities	$125
16. Segment Reporting
As of June 30, 2023, we evaluated our business and made resource allocations based on six reportable business segments: integrated senior health campuses, MOBs, SNFs, SHOP, senior housing — leased and hospitals. Our MOBs are typically leased to multiple tenants under separate leases, thus requiring active management and responsibility for many of the associated operating expenses (much of which are, or can effectively be, passed through to the tenants). Our integrated senior health campuses each provide a range of independent living, assisted living, memory care, skilled nursing services and certain ancillary businesses that are owned and operated utilizing a RIDEA structure. Our senior housing — leased and skilled nursing facilities are single-tenant properties for which we lease the facilities to unaffiliated tenants under triple-net and generally master leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. In addition, our senior housing — leased segment includes our debt security investment. Our hospital investments are similarly structured to our leased skilled nursing and senior housing facilities. Our SHOP segment includes senior housing facilities, which may provide assisted living care, independent living, memory care or skilled nursing services, that are owned and operated utilizing a RIDEA structure.
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
Summary information for the reportable segments during the three and six months ended June 30, 2023 and 2022 was as follows (in thousands):

	Integrated Senior Health Campuses	SHOP	MOBs	Senior Housing — Leased	SNFs	Hospitals	Three Months Ended June 30, 2023
Revenues and grant income:
Resident fees and services	$362,856	$47,766	$—	$—	$—	$—	$410,622
Real estate revenue	—	—	36,640	5,392	6,090	2,446	50,568
Grant income	6,381	—	—	—	—	—	6,381
Total revenues and grant income	369,237	47,766	36,640	5,392	6,090	2,446	467,571
Expenses:
Property operating expenses	328,696	43,853	—	—	—	—	372,549
Rental expenses	—	—	13,927	229	378	119	14,653
Segment net operating income	$40,541	$3,913	$22,713	$5,163	$5,712	$2,327	$80,369
Expenses:
General and administrative							$11,774
Business acquisition expenses							888
Depreciation and amortization							44,701
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(40,990)
Gain in fair value of derivative financial instruments							4,993
Loss on dispositions of real estate investments							(2,072)
Loss from unconsolidated entities							(113)
Foreign currency gain							1,068
Other income							2,589
Total net other expense							(34,525)
Loss before income taxes							(11,519)
Income tax expense							(348)
Net loss							$(11,867)

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Integrated Senior Health Campuses	SHOP	MOBs	Senior Housing — Leased	SNFs	Hospitals	Three Months Ended June 30, 2022
Revenues and grant income:
Resident fees and services	$287,582	$38,643	$—	$—	$—	$—	$326,225
Real estate revenue	—	—	36,833	5,262	6,599	2,411	51,105
Grant income	10,969	—	—	—	—	—	10,969
Total revenues and grant income	298,551	38,643	36,833	5,262	6,599	2,411	388,299
Expenses:
Property operating expenses	258,934	37,125	—	—	—	—	296,059
Rental expenses	—	—	13,791	212	521	139	14,663
Segment net operating income	$39,617	$1,518	$23,042	$5,050	$6,078	$2,272	$77,577
Expenses:
General and administrative							$10,928
Business acquisition expenses							1,757
Depreciation and amortization							39,971
Other income (expense):
Interest expense (including amortization of deferred financing costs, debt discount/premium and gain on debt extinguishments)							(20,345)
Loss on dispositions of real estate investments							(73)
Impairment of real estate investments							(17,340)
Income from unconsolidated entities							638
Foreign currency loss							(3,607)
Other income							469
Total net other expense							(40,258)
Loss before income taxes							(15,337)
Income tax expense							(205)
Net loss							$(15,542)

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Integrated Senior Health Campuses	SHOP	MOBs	Senior Housing — Leased	SNFs	Hospitals	Six Months Ended June 30, 2023
Revenues and grant income:
Resident fees and services	$724,626	$94,626	$—	$—	$—	$—	$819,252
Real estate revenue	—	—	74,123	10,668	4,458	4,915	94,164
Grant income	6,381	—	—	—	—	—	6,381
Total revenues and grant income	731,007	94,626	74,123	10,668	4,458	4,915	919,797
Expenses:
Property operating expenses	657,057	85,638	—	—	—	—	742,695
Rental expenses	—	—	28,335	428	847	238	29,848
Segment net operating income	$73,950	$8,988	$45,788	$10,240	$3,611	$4,677	$147,254
Expenses:
General and administrative							$24,827
Business acquisition expenses							1,220
Depreciation and amortization							89,371
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)							(80,001)
Gain in fair value of derivative financial instruments							4,798
Loss on dispositions of real estate investments							(2,204)
Loss from unconsolidated entities							(419)
Gain on re-measurement of previously held equity interest							726
Foreign currency gain							2,076
Other income							4,197
Total net other expense							(70,827)
Loss before income taxes							(38,991)
Income tax expense							(491)
Net loss							$(39,482)

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Integrated Senior Health Campuses	SHOP	MOBs	Senior Housing — Leased	SNFs	Hospitals	Six Months Ended June 30, 2022
Revenues and grant income:
Resident fees and services	$568,594	$76,605	$—	$—	$—	$—	$645,199
Real estate revenue	—	—	74,670	10,560	12,992	4,826	103,048
Grant income	16,065	118	—	—	—	—	16,183
Total revenues and grant income	584,659	76,723	74,670	10,560	12,992	4,826	764,430
Expenses:
Property operating expenses	512,084	71,135	—	—	—	—	583,219
Rental expenses	—	—	28,104	391	1,207	248	29,950
Segment net operating income	$72,575	$5,588	$46,566	$10,169	$11,785	$4,578	$151,261
Expenses:
General and administrative							$22,047
Business acquisition expenses							1,930
Depreciation and amortization							82,282
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishments)							(43,670)
Gain in fair value of derivative financial instruments							500
Gain on dispositions of real estate investments							683
Impairment of real estate investments							(17,340)
Income from unconsolidated entities							2,024
Foreign currency loss							(4,994)
Other income							1,729
Total net other expense							(61,068)
Loss before income taxes							(16,066)
Income tax expense							(373)
Net loss							$(16,439)
Total assets by reportable segment as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023	December 31, 2022
Integrated senior health campuses	$2,159,186	$2,157,748
MOBs	1,307,564	1,379,502
SHOP	594,980	635,190
Senior housing — leased	252,658	249,576
SNFs	218,278	245,717
Hospitals	106,667	106,067
Other	27,051	12,898
Total assets	$4,666,384	$4,786,698

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of and for the six months ended June 30, 2023 and 2022, goodwill by reportable segment was as follows (in thousands):

	Integrated Senior Health Campuses	SHOP	MOBs	Senior Housing — Leased	SNFs	Hospitals	Total
Balance — December 31, 2022	$164,846	$—	$47,812	$5,924	$8,640	$4,389	$231,611
Goodwill acquired	3,331	—	—	—	—	—	3,331
Balance — June 30, 2023	$168,177	$—	$47,812	$5,924	$8,640	$4,389	$234,942

	Integrated Senior Health Campuses	SHOP	MOBs	Senior Housing — Leased	SNFs	Hospitals	Total
Balance — December 31, 2021	$119,856	$23,277	$47,812	$5,924	$8,640	$4,389	$209,898
Goodwill acquired	2,816	—	—	—	—	—	2,816
Balance — June 30, 2022	$122,672	$23,277	$47,812	$5,924	$8,640	$4,389	$212,714
See Note 3, Real Estate Investments, Net and Business Combinations, for a further discussion of goodwill recognized in connection with our business combinations.
Our portfolio of properties and other investments are located in the United States, the UK and Isle of Man. Revenues and grant income and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for our operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues and grant income:
United States	$466,397	$387,120	$917,489	$761,999
International	1,174	1,179	2,308	2,431
	$467,571	$388,299	$919,797	$764,430
The following is a summary of real estate investments, net by geographic regions as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Real estate investments, net:
United States	$3,439,139	$3,539,453
International	43,665	42,156
	$3,482,804	$3,581,609
17. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily our debt security investment, cash and cash equivalents, restricted cash and accounts and other receivables. We are exposed to credit risk with respect to our debt security investment, but we believe collection of the outstanding amount is probable. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of June 30, 2023 and December 31, 2022, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants and residents is limited. We perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Based on leases as of June 30, 2023, properties in two states in the United States accounted for 10.0% or more of our total consolidated property portfolio’s annualized base rent or annualized NOI, which is based on contractual base rent from leases in effect for our non-RIDEA properties and annualized NOI for our SHOP and integrated senior health campuses as of June 30, 2023. Properties located in Indiana and Michigan accounted for 34.6% and 10.9%, respectively, of our total consolidated property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
Based on leases in effect as of June 30, 2023, our six reportable business segments, integrated senior health campuses, MOBs, SNFs, SHOP, senior housing — leased and hospitals accounted for 44.4%, 35.0%, 7.3%, 6.1%, 4.1% and 3.1%, respectively, of our total consolidated property portfolio’s annualized base rent or annualized NOI. As of June 30, 2023, none of our tenants at our properties accounted for 10.0% or more of our total consolidated property portfolio’s annualized base rent or annualized NOI.
18. Per Share Data
Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $962,000 and $1,498,000 for the three months ended June 30, 2023 and 2022, respectively, and $1,888,000 and $2,988,000 for the six months ended June 30, 2023 and 2022, respectively. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. TBUs, nonvested shares of our RSAs and limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock.
As of June 30, 2023 and 2022, there were 188,368 and 221,740 nonvested shares, respectively, of our RSAs outstanding, but such shares were excluded from the computation of diluted earnings (loss) per share because such shares were anti-dilutive during these periods. As of both June 30, 2023 and 2022, there were 3,501,976 limited partnership units of our operating partnership outstanding, but such units were also excluded from the computation of diluted earnings (loss) per share because such units were anti-dilutive during these periods. As of June 30, 2023 and 2022, there were 163,133 and 19,200 nonvested time-based restricted stock units outstanding, respectively, but such units were excluded from the computation of diluted earnings (loss) per share because such restricted stock units were anti-dilutive during the period.
As of June 30, 2023, there were 70,751 nonvested performance-based restricted stock units outstanding, which were treated as contingently issuable shares pursuant to ASC Topic 718, Compensation — Stock Compensation. Such contingently issuable shares were excluded from the computation of diluted earnings (loss) per share because they were anti-dilutive during the period.
19. Subsequent Event
Interest Rate Swap
We, through our operating partnership, entered into an interest rate swap transaction, or the Swap, with Regions Bank with an effective date of August 8, 2023 and a maturity date of January 19, 2026. We entered into the Swap to mitigate the risk associated with the remaining $275,000,000 of our floating-rate term loan that was unhedged (without incurring substantial prepayment penalties or defeasance costs typically associated with fixed-rate indebtedness) under our existing 2022 Credit Facility. Beginning on September 1, 2023, we are required to make monthly fixed-rate payments at a rate of 4.41% while the counterparty is obligated to make monthly floating-rate payments based on Term SOFR, which was 5.30% as of August 8, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to American Healthcare REIT, Inc. and its subsidiaries, including American Healthcare REIT Holdings, LP, except where otherwise noted.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to promote understanding of our results of operations and financial condition. Such discussion is provided as a supplement to, and should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2022 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or SEC, on March 17, 2023. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of June 30, 2023 and December 31, 2022, together with our results of operations and cash flows for the three and six months ended June 30, 2023 and 2022. Our results of operations and financial condition, as reflected in the accompanying condensed consolidated financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors that could affect the ongoing viability of our tenants and residents.
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
Any such forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate, and beliefs of, and assumptions made by, our management and involve uncertainties that could significantly affect our financial results. Such statements include, but are not limited to: (i) statements about our plans, strategies, initiatives and prospects, including our proposed listing and future capital-raising initiatives and planned or future acquisitions or dispositions of properties and other assets; (ii) statements about the coronavirus, or COVID-19, pandemic, including its duration and potential or expected impact on our business and our view on forward trends as well as the termination of the federally declared public health emergency; and (iii) statements about our future results of operations, capital expenditures and liquidity. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation: changes in economic conditions generally and the real estate market specifically; the continuing adverse effects of the COVID-19 pandemic, including its effects on the healthcare industry, senior housing and skilled nursing facilities, or SNFs, and the economy in general; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due; our ability to maintain our qualification as a REIT for U.S. federal income tax purposes; changes in interest rates, including uncertainties about whether and when interest rates will continue to increase, and foreign currency risk; competition in the real estate industry; changes in GAAP policies and guidelines applicable to REITs; the success of our investment strategy; information technology security breaches; our ability to retain our executive officers and key employees; and unexpected labor costs and inflationary pressures. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date on which such statements are made, and undue reliance should not be placed on such statements. We undertake no obligation to update any such statements that may become untrue because of subsequent events. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview and Background
American Healthcare REIT, Inc., a Maryland corporation, is a self-managed REIT that owns a diversified portfolio of clinical healthcare real estate properties, focusing primarily on medical office buildings, or MOBs, senior housing, SNFs, hospitals and other healthcare-related facilities. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). Our healthcare facilities operated under a RIDEA structure include our senior housing operating properties, or SHOP, and our integrated senior health campuses. We have originated and acquired secured loans and may also originate and acquire other real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income; however, we have selectively developed, and may continue to selectively develop, healthcare real estate properties. We have elected to be taxed as a REIT for U.S. federal income tax purposes. We believe that we have been organized and operated, and we intend to continue to operate, in conformity with the requirements for qualification and taxation as a REIT under the Code.
On October 1, 2021, Griffin-American Healthcare REIT III, Inc., or GAHR III, merged with and into a wholly owned subsidiary, or Merger Sub, of Griffin-American Healthcare REIT IV, Inc., or GAHR IV, with Merger Sub being the surviving company, which we refer to as the REIT Merger, and our operating partnership, Griffin-American Healthcare REIT IV Holdings, LP, merged with and into Griffin-American Healthcare REIT III Holdings, LP, or the Surviving Partnership, with the Surviving Partnership being the surviving entity, which we refer to as the Partnership Merger and, together with the REIT Merger, the Merger. Following the Merger on October 1, 2021, our company was renamed American Healthcare REIT, Inc. and the Surviving Partnership was renamed American Healthcare REIT Holdings, LP, or our operating partnership.
Also on October 1, 2021, immediately prior to the consummation of the Merger, and pursuant to a contribution and exchange agreement dated June 23, 2021, GAHR III acquired a newly formed entity, American Healthcare Opps Holdings, LLC, or NewCo, which we refer to as the AHI Acquisition. Following the Merger and the AHI Acquisition, our company became self-managed.
Operating Partnership
We conduct substantially all of our operations through our operating partnership, and we are the sole general partner of our operating partnership. As of both June 30, 2023 and December 31, 2022, we owned 95.0% of the partnership units, or OP units, in our operating partnership, and the remaining 5.0% limited OP units, were owned by AHI Group Holdings, LLC, which is owned and controlled by Jeffrey T. Hanson, the non-executive Chairman of our board of directors, or our board, Danny Prosky, our Chief Executive Officer and President, and Mathieu B. Streiff, one of our directors; Platform Healthcare Investor TII, LLC; Flaherty Trust; and a wholly owned subsidiary of Griffin Capital Company, LLC, or collectively, the NewCo Sellers. See Note 11, Redeemable Noncontrolling Interests, and Note 12, Equity — Noncontrolling Interests in Total Equity, to our accompanying condensed consolidated financial statements for a further discussion of the ownership in our operating partnership.
Public Offerings
As of June 30, 2023, after taking into consideration the Merger and the impact of the reverse stock split as discussed below, we had issued 65,445,557 shares for a total of $2,737,716,000 of common stock since February 26, 2014 in our initial public offerings and our distribution reinvestment plan, or DRIP, offerings (includes historical offering amounts sold by GAHR III and GAHR IV prior to the Merger).
On September 16, 2022, we filed with the SEC a Registration Statement on Form S-11 (File No. 333-267464), and on July 14, 2023, we filed with the SEC Amendment No. 1 to the Registration Statement on Form S-11, with respect to a proposed public offering by us of our shares of common stock in conjunction with a contemplated listing of our common stock on the New York Stock Exchange, or the Proposed Listing. Such registration statement and contemplated listing are not yet effective.

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
Our Real Estate Investments Portfolio
We currently operate through six reportable business segments: integrated senior health campuses, MOBs, SNFs, SHOP, senior housing — leased and hospitals. As of June 30, 2023, we owned and/or operated 300 buildings and integrated senior health campuses, including completed development and expansion projects, representing approximately 19,142,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $4,517,298,000. In addition, as of June 30, 2023, we also owned a real estate-related debt investment purchased for $60,429,000.
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
Factors Which May Influence Results of Operations
Other than the effects of inflation and the lasting effects of the COVID-19 pandemic discussed below, as well as other national economic conditions affecting real estate generally, or as otherwise disclosed in our risk factors, we are not aware of any material trends or uncertainties that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, disposition, management and operation of our properties. For a further discussion of these and other factors that could impact our future results or performance, see “Forward-Looking Statements” above and Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q and those Risk Factors previously disclosed in our 2022 Annual Report on Form 10-K, as filed with the SEC on March 17, 2023.
COVID-19
Our residents, tenants, operating partners and managers, our industry and the U.S. economy have been adversely affected by the impact of the COVID-19 pandemic and the economic impact of the pandemic. While the immediate effects of the

COVID-19 pandemic have subsided, the timing and extent of the economic recovery towards pre-pandemic norms is dependent upon many factors, including the emergence and severity of future COVID-19 variants, the effectiveness and frequency of booster vaccinations, the duration and implications of ongoing or future restrictions and safety measures, the availability of ongoing government financial support to our tenants, operating partners and managers and the overall pace of economic recovery, among others. As an owner and operator of healthcare facilities, we expect to continue to be adversely affected by the long-term effects of the COVID-19 pandemic for some period of time; however, it is not possible to predict the full extent of its future impact on us, the operations of our properties or the markets in which they are located, or the overall healthcare industry. COVID-19 is particularly dangerous among the senior population and results in heightened risk to our senior housing and SNFs, and we continue to work diligently to maintain aggressive protocols at such facilities as well as actively collaborate with our tenants, operating partners and managers to respond and take action to mitigate the impact of the COVID-19 pandemic.
We have evaluated such economic impacts of the COVID-19 pandemic on our business thus far and incorporated information concerning such impacts into our assessments of liquidity, impairment and collectability from tenants and residents as of June 30, 2023. We will continue to monitor such impacts and will adjust our estimates and assumptions based on the best available information.
The COVID-19 pandemic resulted in a significant decline in resident occupancy at our senior housing — leased facilities, SNFs, SHOP and integrated senior health campuses and an increase in COVID-19-related operating expenses. Among other things, due to the shortage of healthcare personnel, the pandemic caused higher labor costs that continue to adversely affect us, including those related to greater reliance on agency staffing and more costly short-term hires. Expenses also increased due to pandemic-related costs (e.g., heightened cleaning and sanitation protocols) and the ongoing inflationary environment. This has, in general, resulted in decreased net operating income, or NOI, and margin at these properties relative to pre-pandemic levels. Therefore, our focus at such properties continues to be on improving occupancy and managing operating expenses. While occupancy has generally been improving, it has not returned to pre-pandemic levels across all asset types, and labor costs remain elevated, as we have had difficulty filling open positions and experienced increased labor costs. The timing and extent of any further improvement in occupancy or relief from these labor pressures remains unclear.
As a result of the federal government's COVID-19 public health emergency declaration in January 2020 and its COVID-19 national emergency declaration in March 2020, certain federal and state pandemic-related relief measures, such as funding, procedural waivers and/or reimbursement increases, became available to us and some of our tenants and operators. These declarations expired on May 11, 2023 and April 10, 2023, respectively, and certain relief measures have been wound down and others are being phased out. It is unclear what pandemic related relief measures, including funding, waiver and reimbursement programs, that we and certain of our tenants and operators benefited from will continue to be available or the extent they will be available. The impact on individual skilled nursing facilities’ operators will vary, and therefore it is not possible to quantify the financial impact it will have on resident occupancies.
See the “Results of Operations” and “Liquidity and Capital Resources” sections below, for further discussion.
Inflation
During the six months ended June 30, 2023 and 2022, inflation has affected our operations. The annual rate of inflation in the United States was 3.2% in July 2023, as measured by the Consumer Price Index. We believe inflation has impacted our operations such that we have experienced, and continue to experience, increases in the cost of labor, services, energy and supplies, and therefore continued inflationary pressures on our integrated senior health campuses and SHOP could continue to impact our profitability in future periods. However, an inflationary environment has also impacted our operations at such properties in that we have the ability to seek increases in rent when relatively short-term resident leases expire (typically one year or less), which will improve our operating performance at such properties, as well as increase rent coverage and the stability of our real estate revenue in our senior housing — leased and SNF segments over time.
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
In addition, inflation also caused an increase in the cost of our variable-rate debt due to rising interest rates. See Item 3. Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk section below, for further discussion.
Scheduled Lease Expirations
Excluding our SHOP and integrated senior health campuses, as of June 30, 2023, our properties were 92.5% leased, and during the remainder of 2023, 4.0% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next twelve months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. As of June 30, 2023, our remaining weighted average lease term was 6.9 years, excluding our SHOP and integrated senior health campuses.
Our combined SHOP and integrated senior health campuses were 82.6% leased as of June 30, 2023. Substantially all of our leases with residents at such properties are for a term of one year or less.
Results of Operations
Comparison of Three and Six Months Ended June 30, 2023 and 2022
Our primary sources of revenue include rent generated by our leased, non-RIDEA properties, and resident fees and services revenue from our RIDEA properties. Our primary expenses include property operating expenses and rental expenses.
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. As of June 30, 2023, we operated through six reportable business segments: integrated senior health campuses, MOBs, SNFs, SHOP, senior housing — leased and hospitals.
Except where otherwise noted, the changes in our consolidated results of operations for 2023 as compared to 2022 are primarily due to the adverse effect of inflation, which resulted in increases in the cost of labor, services, energy and supplies for the three and six months ended June 30, 2023 compared to the same period last year. There were also changes in our results of operations due to our acquisitions and dispositions of investments subsequent to June 30, 2022, as well as the transition of the operations of skilled nursing facilities within our Central Wisconsin Senior Care Portfolio on March 1, 2023 to a RIDEA structure, which facilities are included within our SHOP segment as of June 30, 2023. See Note 3, Real Estate Investments, Net and Business Combinations, to our accompanying condensed consolidated financial statements for a further discussion of our acquisitions and dispositions during 2023. As of June 30, 2023 and 2022, we owned and/or operated the following types of properties (dollars in thousands):

	June 30,
	2023			2022
	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %
Integrated senior health campuses	123	$1,910,251	(1)	122	$1,865,787	(1)
MOBs	93	1,318,915	89.7%	105	1,378,995	90.3%
SHOP	47	745,567	(2)	47	706,871	(2)
Senior housing — leased	20	179,285	100%	20	179,285	100%
SNFs	15	223,500	100%	17	249,200	100%
Hospitals	2	139,780	100%	2	139,780	100%
Total/weighted average(3)	300	$4,517,298	92.5%	313	$4,519,918	93.1%
___________
(1)The leased percentage for the resident units of our integrated senior health campuses was 83.9% and 81.7% as of June 30, 2023 and 2022, respectively.
(2)The leased percentage for the resident units of our SHOP was 78.6% and 73.7% as of June 30, 2023 and 2022, respectively.
(3)Leased percentage includes all third-party leased space at our non-RIDEA properties (including master leases), and excludes our SHOP and integrated senior health campuses where leased percentage represents resident occupancy of the available units/beds therein.

Revenues and Grant Income
Our primary sources of revenue include resident fees and services revenue generated by our RIDEA properties and rent from our leased, non-RIDEA properties. For the three and six months ended June 30, 2023 and 2022, resident fees and services revenue primarily consisted of rental fees related to resident leases, extended health care fees and other ancillary services, and real estate revenue primarily consisted of base rent and expense recoveries. The amount of revenues generated by our RIDEA properties depends principally on our ability to maintain resident occupancy rates. The amount of revenues generated by our non-RIDEA properties is dependent on our ability to maintain tenant occupancy rates of currently leased space and to lease available space at the then existing rental rates. We also receive grant income. Revenues and grant income by reportable segment consisted of the following for the periods then ended (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Resident Fees and Services Revenue
Integrated senior health campuses	$362,856	$287,582	$724,626	$568,594
SHOP	47,766	38,643	94,626	76,605
Total resident fees and services revenue	410,622	326,225	819,252	645,199
Real Estate Revenue
MOBs	36,640	36,833	74,123	74,670
SNFs	6,090	6,599	4,458	12,992
Senior housing — leased	5,392	5,262	10,668	10,560
Hospitals	2,446	2,411	4,915	4,826
Total real estate revenue	50,568	51,105	94,164	103,048
Grant Income
Integrated senior health campuses	6,381	10,969	6,381	16,065
SHOP	—	—	—	118
Total grant income	6,381	10,969	6,381	16,183
Total revenues and grant income	$467,571	$388,299	$919,797	$764,430
Resident Fees and Services Revenue
For our integrated senior health campuses segment, we experienced an increase in resident fees and services revenue of $40,636,000 and $83,754,000, respectively, for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, due to: (i) our acquisition of the remaining 50.0% interest in a privately held company, RHS Partners, LLC, or RHS, on August 1, 2022, which owns and/or operates 16 integrated senior health campuses located in Indiana; (ii) improved resident occupancy and higher resident fees as a result of an increase in billing rates; and (iii) an increase of $12,259,000 and $27,224,000 for the three and six months ended June 30, 2023, respectively, due to the expansion of our customer base, expansion of services offered and an increase in billing rates for such services at an ancillary business unit within Trilogy Investors, LLC, or Trilogy. Such amounts were partially offset by a decrease in total resident fees and services revenue of $4,479,000 and $8,464,000 for the three and six months ended June 30, 2023, respectively, due to dispositions within our integrated senior health campuses segment during the third and fourth quarter of 2022.
For our SHOP segment, we experienced an increase in resident fees and services revenue of $6,721,000 and $13,557,000, respectively, for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, due to our acquisition of a portfolio of seven senior housing facilities in Texas within our SHOP segment on December 5, 2022, as well as an increase of $3,334,000 and $4,722,000, respectively, for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, due to transitioning the SNFs within the Central Wisconsin Senior Care Portfolio to a RIDEA structure in March 2023. The remaining increase in resident fees and services revenue for our SHOP segment was primarily attributable to improved resident occupancy and higher resident fees as a result of an increase in billing rates. Such amounts were partially offset by a decrease of $2,782,000 and $4,094,000, respectively, for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, due to real estate dispositions within our SHOP segment during the three months ended December 31, 2022 and the six months ended June 30, 2023.

Real Estate Revenue
For the three and six months ended June 30, 2023, we experienced a decrease in real estate revenue for our SNFs segment of $444,000 and $8,233,000, respectively, due to transitioning the SNFs within the Central Wisconsin Senior Care Portfolio to a RIDEA structure in March 2023, which amount predominantly included the full amortization of $8,073,000 of above-market leases. We also experienced a net decrease in real estate revenue for our MOBs segment for both the three and six months ended June 30, 2023, primarily due to real estate dispositions of MOBs during the fourth quarter of 2022 and the second quarter of 2023, which was partially offset by fixed rent escalations.
Grant Income
For the three months ended June 30, 2023 and 2022, we recognized $6,381,000 and $10,969,000, respectively, of grant income at our integrated senior health campuses related to government grants received through the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, economic stimulus programs. For the six months ended June 30, 2023 and 2022, we recognized $6,381,000 and $16,183,000, respectively, of grant income at our integrated senior health campuses and SHOP related to government grants received through the CARES Act economic stimulus programs. As of April 2023, the federal government’s COVID-19 public health emergency declaration expired and certain relief measures have been wound down and others are being phased out.
Property Operating Expenses and Rental Expenses
Property operating expenses and property operating expenses as a percentage of resident fees and services revenue and grant income, as well as rental expenses and rental expenses as a percentage of real estate revenue, by reportable segment consisted of the following for the periods then ended (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Property Operating Expenses
Integrated senior health campuses	$328,696	89.0%	$258,934	86.7%	$657,057	89.9%	$512,084	87.6%
SHOP	43,853	91.8%	37,125	96.1%	85,638	90.5%	71,135	92.7%
Total property operating expenses	$372,549	89.3%	$296,059	87.8%	$742,695	90.0%	$583,219	88.2%

Rental Expenses
MOBs	$13,927	38.0%	$13,791	37.4%	$28,335	38.2%	$28,104	37.6%
SNFs	378	6.2%	521	7.9%	847	19.0%	1,207	9.3%
Senior housing — leased	229	4.2%	212	4.0%	428	4.0%	391	3.7%
Hospitals	119	4.9%	139	5.8%	238	4.8%	248	5.1%
Total rental expenses	$14,653	29.0%	$14,663	28.7%	$29,848	31.7%	$29,950	29.1%
Integrated senior health campuses and SHOP typically have a higher percentage of direct operating expenses to revenue than MOBs, hospitals, and leased senior housing and SNFs due to the nature of RIDEA-type facilities where we conduct day-to-day operations. For the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, the increase in total property operating expenses for our integrated senior health campuses segment was predominately due to an increase of $40,253,000 and $81,257,000, respectively, in property operating expenses attributable to our acquisition of the 50.0% interest in RHS on August 1, 2022. Further, we experienced higher operating expenses as a result of increased occupancy and an increase of $11,993,000 and $27,198,000 in operating expenses for the three and six months ended June 30, 2023, respectively, within Trilogy’s ancillary business unit due to higher labor costs associated with the expansion of services offered and inflation impacting the cost of goods sold. Such amounts were partially offset by a decrease in total property operating expenses of $3,239,000 and $6,459,000, respectively, due to dispositions within our integrated senior health campuses segment during the third and fourth quarters of 2022.

For the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, total property operating expenses for our SHOP segment primarily increased due to: (i) an increase of $5,707,000 and $10,889,000, respectively, due to the acquisition of a portfolio of seven senior housing facilities within our SHOP segment in Texas on December 5, 2022; (ii) an increase of $4,049,000 and $5,261,000, respectively, due to transitioning the SNFs within the Central Wisconsin Senior Care Portfolio to a RIDEA structure in March 2023; (iii) higher operating expenses as a result of increased occupancy; and (iv) higher labor costs due to an increase in employee wages. Such amounts were partially offset by a decrease in total property operating expenses for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, of $3,343,000 and $4,717,000, respectively, due to real estate dispositions within our SHOP segment during the three months ended December 31, 2022 and during the six months ended June 30, 2023.
General and Administrative
For the three months ended June 30, 2023, general and administrative expenses were $11,774,000 compared to $10,928,000 for the three months ended June 30, 2022. The increase in general and administrative expenses of $846,000 was primarily the result of an increase of $592,000 in stock compensation expenses.
For the six months ended June 30, 2023, general and administrative expenses were $24,827,000 compared to $22,047,000 for the six months ended June 30, 2022. The increase in general and administrative expenses of $2,780,000 was primarily the result of an increase of: (i) $1,247,000 in professional fees and legal fees; and (ii) $887,000 in stock compensation expenses.
Business Acquisition Expenses
For the three and six months ended June 30, 2023, we recorded business acquisition expenses of $888,000 and $1,220,000, respectively, primarily incurred in pursuit of real estate-related investment opportunities. For the three and six months ended June 30, 2022, we recorded business acquisition expenses of $1,757,000 and $1,930,000, respectively, primarily incurred in connection with $938,000 in transaction costs related to the acquisition of a pharmaceutical business in April 2022 and $596,000 and $719,000, respectively, of costs incurred in the pursuit of real estate investments that did not close. See Note 3, Real Estate Investments, Net and Business Combinations — Business Combinations, to our accompanying condensed consolidated financial statements for a further discussion of our acquisition of a pharmaceutical business.
Depreciation and Amortization
For the three months ended June 30, 2023 and 2022, depreciation and amortization was $44,701,000 and $39,971,000, respectively, which primarily consisted of depreciation on our operating properties of $37,139,000 and $34,328,000, respectively, and amortization of our identified intangible assets of $6,852,000 and $5,008,000, respectively. For the six months ended June 30, 2023 and 2022, depreciation and amortization was $89,371,000 and $82,282,000, respectively, which primarily consisted of depreciation on our operating properties of $73,038,000 and $68,750,000, respectively, and amortization of our identified intangible assets of $14,840,000 and $12,133,000, respectively.
For the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, the increase in depreciation and amortization of $4,730,000 and $7,089,000, respectively, was primarily due to: (i) an increase in depreciation and amortization within our SHOP segment and our integrated senior health campuses segment as a result of acquisitions that occurred subsequent to June 30, 2022, as well as development and capital expenditures since June 30, 2022; (ii) the full amortization of $885,000 of in-place leases related to transition of SNFs within the Central Wisconsin Senior Care Portfolio to a RIDEA structure; and (iii) the full amortization of $529,000 of depreciable assets as a result of storm damage affecting our properties in Texas and Louisiana. Such amounts were partially offset by a decrease in depreciation and amortization as a result of real estate dispositions within our SHOP segment and our MOBs segment subsequent to June 30, 2022.

Interest Expense
Interest expense, including gain or loss in fair value of derivative financial instruments, consisted of the following for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense:
Lines of credit and term loan and derivative financial instruments	$24,420	$9,027	$47,689	$16,576
Mortgage loans payable	13,935	9,608	27,095	19,152
Amortization of deferred financing costs:
Lines of credit and term loan	949	724	1,805	1,533
Mortgage loans payable	559	492	1,136	933
Amortization of debt discount/premium, net	890	347	1,775	330
Gain in fair value of derivative financial instruments	(4,993)	—	(4,798)	(500)
(Gain) loss on extinguishments of debt	—	(181)	—	4,410
Interest on finance lease liabilities	66	66	157	140
Interest expense on financing obligations and other liabilities	171	262	344	596
Total	$35,997	$20,345	$75,203	$43,170
The increase in total interest expense for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, was primarily due to an increase in debt balances since June 30, 2022 and a higher weighted average effective interest rate on our variable debt, which was 7.25% and 3.59% as of June 30, 2023 and 2022, respectively. Such increases in total interest expense for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, were primarily offset by: (i) a $4,298,000 increase in gain in fair value of our derivative financial instrument; (ii) $895,000 of net proceeds from our interest rate swap; and (iii) a $4,410,000 decrease in loss on extinguishments of debt. See Note 7, Mortgage Loans Payable, Net, and Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements for a further discussion on debt extinguishments.
Gain or Loss on Dispositions of Real Estate Investments
For the three months ended June 30, 2023, we recognized an aggregate net loss on dispositions of our real estate investments of $2,072,000 primarily related to the sale of four SHOP within our Central Florida Senior Housing Portfolio and 11 MOBs. For the six months ended June 30, 2023, we recognized an aggregate net loss on dispositions of our real estate investments of $2,204,000 primarily related to the sale of five SHOP within our Central Florida Senior Housing Portfolio and 11 MOBs. See Note 3, Real Estate Investments, Net and Business Combinations, to our accompanying condensed consolidated financial statements for further discussion.
For the six months ended June 30, 2022, we recognized a gain on dispositions of our real estate investments of $683,000 related to the sale of 77.0% ownership interests in several real estate assets for development in February 2022, within our integrated senior health campuses segment.
Impairment of Real Estate Investments
For both the three and six months ended June 30, 2023, we did not recognize impairment charges on real estate investments. For both the three and six months ended June 30, 2022, we recognized an impairment charge of $17,340,000 on four of our SHOP within the Central Florida Senior Housing Portfolio. Such SHOP were subsequently disposed in the fourth quarter of 2022 and first quarter of 2023. See Note 3, Real Estate Investments, Net and Business Combinations, to our accompanying condensed consolidated financial statements for further discussion.
Gain on Re-measurement of Previously Held Equity Interest
For the six months ended June 30, 2023, we recognized a $726,000 gain on re-measurement of the fair value of our previously held equity interest in Memory Care Partners, LLC, or MCP. For the six months ended June 30, 2022, we did not recognize a gain on re-measurement of previously held equity interest. See Note 3, Real Estate Investments, Net and Business Combinations, to our accompanying condensed consolidated financial statements for further discussion.

Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations, borrowings under our lines of credit and proceeds from dispositions of real estate investments. For the next 12 months, our principal liquidity needs are to: (i) fund property operating expenses and general and administrative expenses; (ii) meet our debt service requirements (including principal and interest); (iii) fund development activities and capital expenditures; and (iv) make distributions to our stockholders, as required for us to continue to qualify as a REIT. We believe that the sources of liquidity described above will be sufficient to satisfy our cash requirements for the next 12 months and the longer term thereafter. We do not have any material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.
Material Cash Requirements
Capital Improvement Expenditures
A capital plan for each investment is established upon acquisition that contemplates the estimated capital needs of that investment, including costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include operating cash generated by the investment, capital reserves, a line of credit or other loan established with respect to the investment, other borrowings or additional equity investments from us and joint venture partners. The capital plan for each investment is adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of June 30, 2023, we had $16,556,000 of restricted cash in loan impounds and reserve accounts to fund a portion of such capital expenditures. Based on the budget for the properties we owned as of June 30, 2023, we estimated that unspent discretionary expenditures for capital and tenant improvements as of such date are equal to $69,420,000 for the remaining six months of 2023, although actual expenditures are dependent on many factors which are not presently known.
Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and our lines of credit and term loan; (ii) interest payments on our mortgage loans payable and lines of credit and term loan, excluding the effect of our interest rate swap (for information on our interest rate swap, see Note 9, Derivative Financial Instrument, to our accompanying condensed consolidated financial statements); (iii) ground and other lease obligations; and (iv) financing obligations as of June 30, 2023 (in thousands):

	Payments Due by Period
	2023	2024-2025	2026-2027	Thereafter	Total
Principal payments — fixed-rate debt	$9,821	$210,014	$190,394	$519,212	$929,441
Interest payments — fixed-rate debt	15,615	53,944	37,574	237,868	345,001
Principal payments — variable-rate debt	370,478	288,987	926,765	27,292	1,613,522
Interest payments — variable-rate debt (based on rates in effect as of June 30, 2023)	50,001	140,744	45,148	6,491	242,384
Ground and other lease obligations	19,240	75,032	75,146	229,084	398,502
Financing obligations	27,505	5,228	3,732	14,963	51,428
Total	$492,660	$773,949	$1,278,759	$1,034,910	$3,580,278
Distributions and Share Repurchases
For information on distributions, see the “Distributions” section below. For information on our share repurchase plan, see Note 12, Equity — Share Repurchase Plan, to our accompanying condensed consolidated financial statements.
Credit Facilities
We are party to a credit agreement, as amended, with an aggregate maximum principal amount up to $1,050,000,000, or the 2022 Credit Facility. In addition, we are party to an agreement, as amended, regarding a senior secured revolving credit facility with an aggregate maximum principal amount of $400,000,000, or the 2019 Trilogy Credit Facility, which is scheduled to mature on September 5, 2023. See Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements for further discussion. We intend to satisfy the conditions pursuant to the 2019 Trilogy Credit Facility and pay the required extension fee in order to exercise our option to extend the maturity date for one 12-month period.
As of June 30, 2023, our aggregate borrowing capacity under the 2022 Credit Facility and the 2019 Trilogy Credit Facility was $1,450,000,000. As of June 30, 2023, our aggregate borrowings outstanding under our credit facilities was $1,282,534,000 and we had an aggregate of $167,466,000 available on such facilities.

Cash Flows
The following table sets forth changes in cash flows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash, cash equivalents and restricted cash — beginning of period	$111,906	$125,486
Net cash provided by operating activities	43,642	56,138
Net cash provided by (used in) investing activities	9,687	(97,364)
Net cash (used in) provided by financing activities	(71,575)	19,924
Effect of foreign currency translation on cash, cash equivalents and restricted cash	90	(8)
Cash, cash equivalents and restricted cash — end of period	$93,750	$104,176
The following summary discussion of our changes in our cash flows is based on our accompanying condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
For the six months ended June 30, 2023 and 2022, cash flows provided by operating activities were primarily related to the cash flows provided by our property operations, offset by payments of general and administrative expenses and interest payments on our outstanding indebtedness. In general, cash flows from operating activities are affected by the timing of cash receipts and payments. See the “Results of Operations” section above for further discussion.
Investing Activities
For the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, the change from net cash used in investing activities to net cash provided by investing activities was primarily due to a $73,444,000 increase in proceeds from dispositions of real estate investments and a $62,792,000 decrease in cash paid to acquire real estate investments. Such amounts were partially offset by a $16,566,000 increase in development and capital expenditures and an $11,800,000 increase in investments in unconsolidated entities. See Note 3, Real Estate Investments, Net and Business Combinations, to our accompanying condensed consolidated financial statements for a further discussion of our acquisitions and dispositions.
Financing Activities
For the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, the change from net cash provided by financing activities to net cash used in financing activities was primarily due to a decrease in net borrowings under our mortgage loans payable of $43,100,000 and a decrease in net borrowings under our lines of credit and term loans of $41,100,000 and a $15,954,000 payment to redeem a portion of the equity interests owned by members of Trilogy Investors, LLC management. Such amounts were partially offset by a $10,418,000 decrease in repurchases of our common stock.
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

On November 14, 2022, our board suspended the DRIP offering beginning with distributions declared for the quarter ended December 31, 2022. As a result of the suspension of the DRIP offering, unless and until our board reinstates the DRIP offering, stockholders who are current participants in the DRIP will be paid distributions in cash. Our board authorized a quarterly distribution to our Class T common stockholders and Class I common stockholders of record as of the close of business on December 29, 2022. Such quarterly distribution was equal to $0.40 per share of our common stock, which was equal to an annualized distribution rate of $1.60 per share and paid in cash, only from legally available funds.
In response to interest rates that have increased drastically since the beginning of 2022, and greater uncertainty surrounding further interest rate movements, our board elected to reduce our quarterly distribution to $0.25 per share in order to preserve our liquidity, better align distributions with available cash flows and position our company for its long-term strategic goals. Therefore, our board authorized a quarterly distribution equal to $0.25 per share to our Class T common stockholders and Class I common stockholders of record as of the close of business on each of April 4, 2023 and June 28, 2023, which distributions were paid on April 18, 2023 and July 13, 2023, respectively. Such quarterly distributions were equal to an annualized distribution rate of $1.00 per share and paid in cash, only from legally available funds. See our Current Reports on Form 8-K filed with the SEC on March 17, 2023 and June 16, 2023 for more information.
The following tables reflect distributions we paid for the six months ended June 30, 2023 and 2022, along with the amount of distributions reinvested pursuant to the DRIP and the sources of distributions as compared to cash flows from operations or funds from operations attributable to controlling interest, or FFO, a non-GAAP financial measure (dollars in thousands):

	Six Months Ended June 30,
	2023		2022
Distributions paid in cash	$43,086		$30,247
Distributions reinvested	—		22,447
	$43,086		$52,694
Sources of distributions:
Cash flows from operations	$43,086	100%	$52,694	100%
Proceeds from borrowings	—	—	—	—
	$43,086	100%	$52,694	100%

	Six Months Ended June 30,
	2023		2022
Distributions paid in cash	$43,086		$30,247
Distributions reinvested	—		22,447
	$43,086		$52,694
Sources of distributions:
FFO attributable to controlling interest	$39,265	91.1%	$52,694	100%
Proceeds from borrowings	3,821	8.9	—	—
	$43,086	100%	$52,694	100%
As of June 30, 2023, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and some portion of a distribution to our stockholders may have been paid from borrowings. For a further discussion of FFO, including a reconciliation of our GAAP net loss to FFO, see “Funds from Operations and Normalized Funds from Operations” below.
Financing
We anticipate that our overall leverage will approximate 50.0% of the combined fair market value of all of our properties, and other real estate-related investments, as determined at the end of each calendar year. For these purposes, the market value of each asset will be equal to the contract purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of June 30, 2023, our aggregate borrowings were 53.6% of the combined market value of all of our real estate and real estate-related investments.

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
Debt Service Requirements
A significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of June 30, 2023, we had $1,260,429,000 of fixed-rate and variable-rate mortgage loans payable outstanding secured by our properties. As of June 30, 2023, we had $1,282,534,000 outstanding and $167,466,000 remained available under our lines of credit. The weighted average effective interest rate on our outstanding debt, factoring in our interest rate swap, was 5.69% per annum as of June 30, 2023. See Note 7, Mortgage Loans Payable, Net, and Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements.
We are required by the terms of certain loan documents to meet various financial and non-financial covenants, such as leverage ratios, net worth ratios, debt service coverage ratios and fixed charge coverage ratios. As of June 30, 2023, we were in compliance with all such covenants and requirements on our mortgage loans payable and our lines of credit and term loan. If any future covenants are violated, we anticipate seeking a waiver or amending the debt covenants with the lenders when and if such event should occur. However, there can be no assurances that management will be able to effectively achieve such plans.
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

The following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to FFO and NFFO for the periods presented below (in thousands except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(11,867)	$(15,542)	$(39,482)	$(16,439)
Depreciation and amortization related to real estate — consolidated properties	44,663	39,939	89,295	82,250
Depreciation and amortization related to real estate — unconsolidated entities	95	420	158	846
Impairment of real estate investments — consolidated properties	—	17,340	—	17,340
Loss (gain) on dispositions of real estate investments — consolidated properties	2,072	73	2,204	(683)
Net (income) loss attributable to noncontrolling interests	(316)	(1,768)	1,427	(3,827)
Gain on re-measurement of previously held equity interest	—	—	(726)	—
Depreciation, amortization, impairments, gain/loss on dispositions and gain on re-measurement — noncontrolling interests	(7,073)	(7,744)	(13,611)	(14,153)
FFO attributable to controlling interest	$27,574	$32,718	$39,265	$65,334

Business acquisition expenses	$888	$1,757	$1,220	$1,930
Amortization of above- and below-market leases	455	699	9,130	1,204
Amortization of closing costs	68	58	133	114
Change in deferred rent	(180)	(1,278)	(240)	(2,304)
Non-cash impact of changes to equity instruments	1,593	1,001	2,665	1,779
Capitalized interest	(54)	(14)	(80)	(78)
(Gain) loss on debt extinguishments	—	(181)	—	4,410
Gain in fair value of derivative financial instruments	(4,993)	—	(4,798)	(500)
Foreign currency (gain) loss	(1,068)	3,607	(2,076)	4,994
Adjustments for unconsolidated entities	(179)	70	(253)	168
Adjustments for noncontrolling interests	43	(680)	(590)	(1,503)
NFFO attributable to controlling interest	$24,147	$37,757	$44,376	$75,548
Weighted average Class T and Class I common shares outstanding — basic and diluted	66,033,345	65,754,423	66,029,779	65,692,159
Net loss per Class T and Class I common share attributable to controlling interest — basic and diluted	$(0.19)	$(0.26)	$(0.58)	$(0.31)
FFO per Class T and Class I common share attributable to controlling interest — basic and diluted	$0.42	$0.50	$0.59	$0.99
NFFO per Class T and Class I common share attributable to controlling interest — basic and diluted	$0.37	$0.57	$0.67	$1.15
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
To facilitate understanding of this financial measure, the following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to NOI for the periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(11,867)	$(15,542)	$(39,482)	$(16,439)
General and administrative	11,774	10,928	24,827	22,047
Business acquisition expenses	888	1,757	1,220	1,930
Depreciation and amortization	44,701	39,971	89,371	82,282
Interest expense	35,997	20,345	75,203	43,170
Loss (gain) on dispositions of real estate investments	2,072	73	2,204	(683)
Impairment of real estate investments	—	17,340	—	17,340
Loss (income) from unconsolidated entities	113	(638)	419	(2,024)
Gain on re-measurement of previously held equity interest	—	—	(726)	—
Foreign currency (gain) loss	(1,068)	3,607	(2,076)	4,994
Other income	(2,589)	(469)	(4,197)	(1,729)
Income tax expense	348	205	491	373
Net operating income	$80,369	$77,577	$147,254	$151,261
Subsequent Event
For a discussion of our subsequent event, see Note 19, Subsequent Event, to our accompanying condensed consolidated financial statements.
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
We have entered into, and may continue to enter into, derivative financial instruments such as interest rate swaps and interest rate caps in order to mitigate our interest rate risk on a related financial instrument, and for which we have not and may not elect hedge accounting treatment. We did not elect to apply hedge accounting treatment to these derivatives; therefore, changes in the fair value of interest rate derivative financial instruments were recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations and comprehensive loss. As of June 30, 2023, our interest rate swap is recorded in other assets, net in our accompanying condensed consolidated balance sheet at its fair value of $4,798,000. We do not enter into derivative transactions for speculative purposes. For information on our interest rate swaps, see Note 9, Derivative Financial Instrument, and Note 19, Subsequent Event — Interest Rate Swap, to our accompanying condensed consolidated financial statements.

As of June 30, 2023, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes, excluding the effect of our interest rate swap (dollars in thousands):

	Expected Maturity Date
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Assets
Debt security held-to-maturity	$—	$—	$93,433	$—	$—	$—	$93,433	$92,998
Weighted average interest rate on maturing fixed-rate debt security	—%	—%	4.24%	—%	—%	—%	4.24%	—
Liabilities
Fixed-rate debt — principal payments	$9,821	$74,086	$135,928	$155,560	$34,834	$519,212	$929,441	$760,299
Weighted average interest rate on maturing fixed-rate debt	3.24%	3.57%	4.29%	2.99%	3.33%	3.14%	3.37%	—
Variable-rate debt — principal payments	$370,478	$258,824	$30,163	$376,576	$550,189	$27,292	$1,613,522	$1,620,218
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of June 30, 2023)	7.94%	7.73%	7.57%	6.85%	6.80%	7.30%	7.25%	—
Debt Security Investment, Net
As of June 30, 2023, the net carrying value of our debt security investment was $84,933,000. As we expect to hold our debt security investment to maturity and the amounts due under such debt security investment would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our debt security investment, would have a significant impact on our operations. See Note 13, Fair Value Measurements, to our accompanying condensed consolidated financial statements, for a discussion of the fair value of our investment in a held-to-maturity debt security. The effective interest rate on our debt security investment was 4.24% per annum as of June 30, 2023.
Mortgage Loans Payable, Net and Lines of Credit and Term Loan
Mortgage loans payable were $1,260,429,000 ($1,237,565,000, net of discount/premium and deferred financing costs) as of June 30, 2023. As of June 30, 2023, we had 71 fixed-rate mortgage loans payable and 12 variable-rate mortgage loans payable with effective interest rates ranging from 2.21% to 8.01% per annum and a weighted average effective interest rate of 4.51%. In addition, as of June 30, 2023, we had $1,282,534,000 ($1,281,683,000, net of deferred financing fees) outstanding under our lines of credit and term loan, at a weighted average interest rate of 7.13% per annum.
As of June 30, 2023, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swap, was 5.69% per annum. An increase in the variable interest rate on our variable-rate mortgage loans payable and lines of credit and term loan constitutes a market risk. As of June 30, 2023, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on all of our other variable-rate mortgage loans payable and lines of credit and unhedged term loan by $6,786,000, or 4.6% of total annualized interest expense on our mortgage loans payable and lines of credit and term loan. See Note 7, Mortgage Loans Payable, Net and Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2023 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2023, were effective at the reasonable assurance level.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
For a discussion of our legal proceedings, see Note 10, Commitments and Contingencies — Litigation, to our accompanying condensed consolidated financial statements.
Item 1A. Risk Factors.
There were no material changes from the risk factors previously disclosed in our 2022 Annual Report on Form 10-K, as filed with the SEC on March 17, 2023, except as noted below.
The COVID-19 pandemic and economic impact of the pandemic have adversely impacted, and continue to adversely impact, our business and financial results, and the ultimate long-term impact of the pandemic will depend on future developments, which are highly uncertain and cannot be predicted with accuracy.
Our residents, tenants, operating partners and managers, our industry and the U.S. economy continue to be adversely affected by the COVID-19 pandemic and related supply chain disruptions, inflation and labor shortages. While the immediate effects of the COVID-19 pandemic have subsided, the timing and extent of the recovery towards pre-pandemic norms is dependent upon many factors, including the emergence and severity of future COVID-19 variants, the effectiveness and frequency of booster vaccinations and the duration and implications of ongoing or future restrictions and safety measures. As an owner and operator of healthcare facilities, we expect to continue to be adversely affected by the long-term effects of the COVID-19 pandemic for some period of time; however, it is not possible to predict the full extent of its future impact on us, the operations of our properties or the markets in which they are located, or the overall healthcare industry.
The COVID-19 pandemic resulted in a significant decline in occupancy at our senior housing — leased facilities, SNFs, SHOP and integrated senior health campuses and an increase in COVID-19 related operating expenses. Among other things, due to the shortage of healthcare personnel, the pandemic caused higher labor costs that continue to adversely affect us, including those related to greater reliance on agency staffing and more costly short-term hires. Expenses also increased due to pandemic-related costs (e.g., heightened cleaning and sanitation protocols) and the ongoing inflationary environment. This has, in general, resulted in decreased NOI and margin at these properties relative to pre-pandemic levels. Therefore, our focus at such properties continues to be on improving occupancy and managing operating expenses. While occupancy has generally been improving, it has not returned to pre-pandemic levels across all asset types, and labor costs remain elevated, as we have had difficulty filling open positions and experienced increased labor costs. The timing and extent of any further improvement in occupancy or relief from these labor pressures remains unclear. No assurance can be given that recent improvements in our occupancy, margin or NOI will be maintained or will continue at the same pace or at all, or that our occupancy, margin or NOI will ever return to pre-pandemic levels.
As a result of the federal government’s COVID-19 public health emergency declaration in January 2020 and its COVID-19 national emergency declaration in March 2020, certain federal and state pandemic-related relief measures, such as funding, procedural waivers and/or reimbursement increases, became available to us and some of our tenants and operators. These declarations expired on May 11, 2023 and April 10, 2023, respectively, and certain relief measures have been wound-down and others are being phased out. It is unclear what pandemic-related relief measures, including funding, waiver and reimbursement programs, that we and certain of our tenants and operators benefited from will continue to be available or to what extent.
Certain provisions of Maryland law may make it more difficult for us to be acquired and may limit or delay our stockholders’ ability to dispose of their shares of our common stock.
Certain provisions of the Maryland General Corporation Law, or MGCL, such as the business combination statute and the control share acquisition statute, are designed to prevent, or have the effect of preventing, someone from acquiring control of us. The MGCL prohibits “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder. An “interested stockholder” is defined generally as:
•any person who beneficially owns, directly or indirectly, 10.0% or more of the voting power of the corporation’s outstanding voting stock; or
•an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was an interested stockholder.

These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. Thereafter, any business combination with the interested stockholder or an affiliate of the interested stockholder must be recommended by the corporation’s board and approved by the affirmative vote of at least 80.0% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation and two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in the best interests of our stockholders.
The control share acquisition statute of the MGCL provides that, subject to certain exceptions, holders of “control shares” of a Maryland corporation (defined as voting shares of stock that, if aggregated with all other such shares of stock owned by the acquiror or in respect of which the acquiror can exercise or direct voting power (except solely by virtue of a revocable proxy), would entitle the acquiror to exercise voting power in electing directors within specified ranges of voting power) acquired in a “control share acquisition” (defined as the acquisition of issued and outstanding control shares) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter. Shares of stock owned by the acquiror, by our officers or by our employees who are also our directors are excluded from shares entitled to vote on the matter.
Pursuant to the MGCL, our bylaws contain a provision exempting from the control share acquisition provisions of the MGCL any and all acquisitions by any person of shares of our stock, which eliminates voting rights for certain levels of shares that could exercise control over us, and our Board has adopted a resolution providing that any business combination between us and any other person is exempted from the business combination statute, provided that such business combination is first approved by our Board. However, if the bylaws provision exempting us from the control share acquisition statute or our Board resolution opting out of the business combination statute were repealed in whole or in part at any time, these provisions of the MGCL could delay or prevent offers to acquire us and increase the difficulty of consummating any such offers, even if such a transaction would be in the best interests of our stockholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
On April 3, 2023 and June 19, 2023, we granted an aggregate of 150,329 time-based RSUs to our executive officers and certain of our key employees pursuant to the Second Amended and Restated 2015 Incentive Plan, or the AHR Incentive Plan. Such time-based RSUs vest in three equal installments annually based on the date of grant (subject to continuous employment through each vesting date) and represent the right to receive shares of our Class T common stock upon vesting. The time-based RSUs were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
On April 3, 2023, we granted an aggregate of 41,399 performance-based RSUs representing the right to receive up to 82,798 shares of our Class T common stock upon vesting (such number of shares assumes that we issue shares of our common stock underlying such nonvested performance-based awards at maximum levels for performance and market conditions that have not yet been achieved; to the extent that performance or market conditions do not meet maximum levels, the actual number of shares of our common stock issued under the AHR Incentive Plan would be less than the amount reflected above) to our executive officers pursuant to the AHR Incentive Plan. Such performance-based RSUs will cliff vest in the first quarter of 2026 (subject to continuous employment through that vesting date) with the amount vesting dependent on certain agreed upon performance criteria. The performance-based RSUs were issued in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
On June 15, 2023, we granted an aggregate of 24,200 shares of our restricted Class T common stock to our non-executive and independent directors pursuant to the AHR Incentive Plan as compensation for services in connection with their re-election as independent directors to our board. Such shares of restricted stock vest on June 15, 2024 and were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
In June 2023, we repurchased 366 shares of our Class I common stock and 2,403 shares of our Class T common stock from our independent directors for an aggregate $87,000, at a repurchase price of $31.40 per share of our common stock in order to satisfy tax obligations associated with the accelerated vesting of restricted common stock issued pursuant to the AHR Incentive Plan.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the period covered by this report, none of our directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in item 408 of Regulation S-K under the Securities Exchange Act of 1934 as amended).
Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1*	American Healthcare REIT, Inc. Second Amended and Restated 2015 Incentive Plan

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________

*	Filed herewith.
**	Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Healthcare REIT, Inc. (Registrant)

August 14, 2023	By:	/s/ DANNY PROSKY
Date		Danny Prosky
Chief Executive Officer, President and Director
(Principal Executive Officer)

August 14, 2023	By:	/s/ BRIAN S. PEAY
Date		Brian S. Peay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)