Form 10-Q
period 2023-09-30
American Healthcare REIT, Inc.
filed 2023-11-13
CIK 1632970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of November 10, 2023, there were 19,552,856 shares of Class T common stock and 46,673,320 shares of Class I common stock of American Healthcare REIT, Inc. outstanding.

AMERICAN HEALTHCARE REIT, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2023 and December 31, 2022
(In thousands, except share and per share amounts) (Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Real estate investments, net	$3,430,640	$3,581,609
Debt security investment, net	85,922	83,000
Cash and cash equivalents	35,178	65,052
Restricted cash	46,978	46,854
Accounts and other receivables, net	169,484	137,501
Identified intangible assets, net	196,884	236,283
Goodwill	234,942	231,611
Operating lease right-of-use assets, net	233,955	276,342
Other assets, net	154,934	128,446
Total assets	$4,588,917	$4,786,698

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$1,221,238	$1,229,847
Lines of credit and term loan, net(1)	1,277,076	1,281,794
Accounts payable and accrued liabilities(1)	233,925	243,831
Identified intangible liabilities, net	9,346	10,837
Financing obligations(1)	38,181	48,406
Operating lease liabilities(1)	231,148	273,075
Security deposits, prepaid rent and other liabilities(1)	44,334	49,545
Total liabilities	3,055,248	3,137,335

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests (Note 11)	59,961	81,598

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Class T common stock, $0.01 par value per share; 200,000,000 shares authorized; 19,562,539 and 19,535,095 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	194	194
Class I common stock, $0.01 par value per share; 800,000,000 shares authorized; 46,673,320 and 46,675,367 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	467	467
Additional paid-in capital	2,548,390	2,540,424
Accumulated deficit	(1,232,183)	(1,138,304)
Accumulated other comprehensive loss	(2,624)	(2,690)
Total stockholders’ equity	1,314,244	1,400,091
Noncontrolling interests (Note 12)	159,464	167,674
Total equity	1,473,708	1,567,765
Total liabilities, redeemable noncontrolling interests and equity	$4,588,917	$4,786,698

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
As of September 30, 2023 and December 31, 2022
(In thousands) (Unaudited)
___________
(1)Such liabilities of American Healthcare REIT, Inc. represented liabilities of American Healthcare REIT Holdings, LP or its consolidated subsidiaries as of September 30, 2023 and December 31, 2022. American Healthcare REIT Holdings, LP is a variable interest entity, or VIE, and a consolidated subsidiary of American Healthcare REIT, Inc. The creditors of American Healthcare REIT Holdings, LP or its consolidated subsidiaries do not have recourse against American Healthcare REIT, Inc., except for the 2022 Credit Facility, as defined in Note 8, held by American Healthcare REIT Holdings, LP in the amount of $910,900 and $965,900 as of September 30, 2023 and December 31, 2022, respectively, which was guaranteed by American Healthcare REIT, Inc.
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three and Nine Months Ended September 30, 2023 and 2022
(In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues and grant income:
Resident fees and services	$416,206	$368,306	$1,235,458	$1,013,505
Real estate revenue	46,970	51,323	141,134	154,371
Grant income	1,064	6,533	7,445	22,716
Total revenues and grant income	464,240	426,162	1,384,037	1,190,592
Expenses:
Property operating expenses	374,603	337,487	1,117,298	920,706
Rental expenses	14,574	14,850	44,422	44,800
General and administrative	11,342	9,626	36,169	31,673
Business acquisition expenses	1,024	231	2,244	2,161
Depreciation and amortization	49,273	40,422	138,644	122,704
Total expenses	450,816	402,616	1,338,777	1,122,044
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishments)	(42,005)	(27,524)	(122,006)	(71,194)
Gain in fair value of derivative financial instruments	3,402	—	8,200	500
Gain on dispositions of real estate investments, net	31,981	2,113	29,777	2,796
Impairment of real estate investments	(12,510)	(21,851)	(12,510)	(39,191)
(Loss) income from unconsolidated entities	(505)	(344)	(924)	1,680
Gain on re-measurement of previously held equity interests	—	19,567	726	19,567
Foreign currency (loss) gain	(1,704)	(3,695)	372	(8,689)
Other income	1,755	670	5,952	2,399
Total net other expense	(19,586)	(31,064)	(90,413)	(92,132)
Loss before income taxes	(6,162)	(7,518)	(45,153)	(23,584)
Income tax expense	(284)	(126)	(775)	(499)
Net loss	(6,446)	(7,644)	(45,928)	(24,083)
Net loss (income) attributable to noncontrolling interests	457	(5,861)	1,884	(9,688)
Net loss attributable to controlling interest	$(5,989)	$(13,505)	$(44,044)	$(33,771)
Net loss per Class T and Class I common share attributable to controlling interest — basic and diluted	$(0.09)	$(0.21)	$(0.67)	$(0.51)
Weighted average number of Class T and Class I common shares outstanding — basic and diluted	66,048,991	65,819,808	66,036,253	65,735,176

Net loss	$(6,446)	$(7,644)	$(45,928)	$(24,083)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(180)	(477)	66	(1,164)
Total other comprehensive (loss) income	(180)	(477)	66	(1,164)
Comprehensive loss	(6,626)	(8,121)	(45,862)	(25,247)
Comprehensive loss (income) attributable to noncontrolling interests	457	(5,861)	1,884	(9,688)
Comprehensive loss attributable to controlling interest	$(6,169)	$(13,982)	$(43,978)	$(34,935)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Nine Months Ended September 30, 2023 and 2022
(In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended September 30, 2023
	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — June 30, 2023	66,235,859	$661	$2,547,135	$(1,209,578)	$(2,444)	$1,335,774	$160,628	$1,496,402
Amortization of nonvested restricted common stock and stock units	—	—	1,558	—	—	1,558	—	1,558
Stock based compensation	—	—	—	—	—	—	21	21
Distributions to noncontrolling interests	—	—	—	—	—	—	(764)	(764)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(21)	(21)
Adjustment to value of redeemable noncontrolling interests	—	—	(303)	—	—	(303)	(21)	(324)
Distributions declared ($0.25 per share)	—	—	—	(16,616)	—	(16,616)	—	(16,616)
Net loss	—	—	—	(5,989)	—	(5,989)	(379)	(6,368)	(1)
Other comprehensive loss	—	—	—	—	(180)	(180)	—	(180)
BALANCE — September 30, 2023	66,235,859	$661	$2,548,390	$(1,232,183)	$(2,624)	$1,314,244	$159,464	$1,473,708

	Three Months Ended September 30, 2022
	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — June 30, 2022	66,091,145	$661	$2,543,478	$(1,024,328)	$(2,653)	$1,517,158	$172,602	$1,689,760
Issuance of common stock under the DRIP	98,794	1	3,670	—	—	3,671	—	3,671
Issuance of nonvested restricted common stock	4,965	—	—	—	—	—	—	—
Amortization of nonvested restricted common stock and stock units	—	—	914	—	—	914	—	914
Stock based compensation	—	—	—	—	—	—	20	20
Repurchase of common stock	(152,035)	(2)	(5,648)	—	—	(5,650)	—	(5,650)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,516)	(3,516)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(20)	(20)
Adjustment to value of redeemable noncontrolling interests	—	—	(8,394)	—	—	(8,394)	(2,367)	(10,761)
Distributions declared ($0.40 per share)	—	—	—	(26,437)	—	(26,437)	—	(26,437)
Net (loss) income	—	—	—	(13,505)	—	(13,505)	5,507	(7,998)	(1)
Other comprehensive loss	—	—	—	—	(477)	(477)	—	(477)
BALANCE — September 30, 2022	66,042,869	$660	$2,534,020	$(1,064,270)	$(3,130)	$1,467,280	$172,226	$1,639,506

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Three and Nine Months Ended September 30, 2023 and 2022
(In thousands, except share and per share amounts) (Unaudited)

	Nine Months Ended September 30, 2023
	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2022	66,210,462	$661	$2,540,424	$(1,138,304)	$(2,690)	$1,400,091	$167,674	$1,567,765
Issuance of nonvested restricted common stock	26,156	—	—	—	—	—	—	—
Vested restricted stock units(2)	4,120	—	(72)	—	—	(72)	—	(72)
Amortization of nonvested restricted common stock and stock units	—	—	4,173	—	—	4,173	—	4,173
Stock based compensation	—	—	—	—	—	—	62	62
Repurchase of common stock	(4,879)	—	(165)	—	—	(165)	—	(165)
Distributions to noncontrolling interests	—	—	—	—	—	—	(6,958)	(6,958)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(62)	(62)
Adjustment to value of redeemable noncontrolling interests	—	—	4,030	—	—	4,030	68	4,098
Distributions declared ($0.75 per share)	—	—	—	(49,835)	—	(49,835)	—	(49,835)
Net loss	—	—	—	(44,044)	—	(44,044)	(1,320)	(45,364)	(1)
Other comprehensive income	—	—	—	—	66	66	—	66
BALANCE — September 30, 2023	66,235,859	$661	$2,548,390	$(1,232,183)	$(2,624)	$1,314,244	$159,464	$1,473,708

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Three and Nine Months Ended September 30, 2023 and 2022
(In thousands, except share and per share amounts) (Unaudited)

	Nine Months Ended September 30, 2022
	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2021	65,758,004	$658	$2,533,904	$(951,303)	$(1,966)	$1,581,293	$175,553	$1,756,846
Offering costs — common stock	—	—	(2)	—	—	(2)	—	(2)
Issuance of common stock under the DRIP	705,169	7	26,111	—	—	26,118	—	26,118
Issuance of nonvested restricted common stock	18,690	—	—	—	—	—	—	—
Amortization of nonvested restricted common stock and stock units	—	—	2,705	—	—	2,705	—	2,705
Stock based compensation	—	—	—	—	—	—	62	62
Repurchase of common stock	(438,994)	(5)	(16,228)	—	—	(16,233)	—	(16,233)
Distributions to noncontrolling interests	—	—	—	—	—	—	(10,568)	(10,568)
Adjustment to noncontrolling interest in connection with the Merger	—	—	(1,173)	—	—	(1,173)	1,173	—
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(62)	(62)
Adjustment to value of redeemable noncontrolling interests	—	—	(11,297)	—	—	(11,297)	(3,297)	(14,594)
Distributions declared ($1.20 per share)	—	—	—	(79,196)	—	(79,196)	—	(79,196)
Net (loss) income	—	—	—	(33,771)	—	(33,771)	9,365	(24,406)	(1)
Other comprehensive loss	—	—	—	—	(1,164)	(1,164)	—	(1,164)
BALANCE — September 30, 2022	66,042,869	$660	$2,534,020	$(1,064,270)	$(3,130)	$1,467,280	$172,226	$1,639,506
___________
(1)For the three months ended September 30, 2023 and 2022, amounts exclude $(78) and $354, respectively, of net (loss) income attributable to redeemable noncontrolling interests. For the nine months ended September 30, 2023 and 2022, amounts exclude $(564) and $323, respectively, of net (loss) income attributable to redeemable noncontrolling interests. See Note 11, Redeemable Noncontrolling Interests, for further discussion.
(2)The amounts are shown net of common stock withheld from issuance to satisfy employee minimum tax withholding requirements in connection with the vesting of restricted stock units. See Note 12, Equity — AHR 2015 Incentive Plan, for further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2023 and 2022
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,928)	$(24,083)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	138,644	122,716
Other amortization	46,576	21,316
Deferred rent	(2,896)	(5,414)
Stock based compensation	4,235	2,658
Gain on dispositions of real estate investments, net	(29,777)	(2,796)
Impairment of real estate investments	12,510	39,191
Loss (income) from unconsolidated entities	924	(1,680)
Gain on re-measurement of previously held equity interests	(726)	(19,567)
Foreign currency (gain) loss	(351)	8,427
Loss on extinguishments of debt	345	5,038
Change in fair value of derivative financial instruments	(8,200)	(500)
Changes in operating assets and liabilities:
Accounts and other receivables	(19,997)	(8,051)
Other assets	(6,817)	(7,688)
Accounts payable and accrued liabilities	12,375	9,410
Accounts payable due to affiliates	—	(184)
Operating lease liabilities	(27,708)	(15,638)
Security deposits, prepaid rent and other liabilities	(443)	(9,714)
Net cash provided by operating activities	72,766	113,441
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from dispositions of real estate investments	167,861	25,622
Developments and capital expenditures	(74,386)	(51,358)
Acquisitions of real estate investments	(45,382)	(75,125)
Acquisitions of previously held equity interests	(335)	(13,713)
Investments in unconsolidated entities	(12,000)	(4,437)
Issuance of notes receivable	(13,778)	(3,000)
Real estate and other deposits	(1,279)	(528)
Net cash provided by (used in) investing activities	20,701	(122,539)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgage loans payable	85,477	89,950
Payments on mortgage loans payable	(96,596)	(61,954)
Borrowings under the lines of credit and term loan	301,750	1,068,400
Payments on the lines of credit and term loan	(306,484)	(1,002,100)
Borrowings under financing obligation	16,283	—
Payments on financing and other obligations	(34,292)	(12,892)
Deferred financing costs	(3,418)	(5,829)
Debt extinguishment costs	(269)	(3,222)
Distributions paid to common stockholders	(59,685)	(35,391)
Repurchase of common stock	(165)	(16,233)

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Nine Months Ended September 30, 2023 and 2022
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2023	2022
Payments to taxing authorities in connection with common stock directly withheld from employees	$(72)	$—
Distributions to noncontrolling interests in total equity	(7,371)	(9,821)
Contribution from redeemable noncontrolling interest	—	273
Distributions to redeemable noncontrolling interests	(1,190)	(1,918)
Repurchase of redeemable noncontrolling interests	(15,954)	—
Payment of offering costs	(885)	(666)
Security deposits	(306)	(628)
Net cash (used in) provided by financing activities	(123,177)	7,969
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(29,710)	$(1,129)
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(40)	(59)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	111,906	125,486
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$82,156	$124,298

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period:
Cash and cash equivalents	$65,052	$81,597
Restricted cash	46,854	43,889
Cash, cash equivalents and restricted cash	$111,906	$125,486

End of period:
Cash and cash equivalents	$35,178	$79,421
Restricted cash	46,978	44,877
Cash, cash equivalents and restricted cash	$82,156	$124,298

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$114,002	$60,328
Income taxes	$1,014	$653
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued developments and capital expenditures	$19,329	$25,096
Capital expenditures from financing obligations	$1,301	$—
Tenant improvement overage	$2,359	$605
Issuance of common stock under the DRIP	$—	$26,118
Distributions declared but not paid — common stockholders	$16,559	$26,417
Distributions declared but not paid — limited partnership units	$875	$1,400
Distributions declared but not paid — restricted stock units	$140	$54
Accrued offering costs	$1,685	$1,796

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Nine Months Ended September 30, 2023 and 2022
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2023	2022
The following represents the net increase (decrease) in certain assets and liabilities in connection with our acquisitions and dispositions of investments:
Accounts and other receivables	$(1,784)	$2,410
Other assets, net	$(3,211)	$(10,967)
Mortgage loan payable, net	$—	$33,241
Accounts payable and accrued liabilities	$(1,460)	$14,828
Financing obligations	$12	$65
Security deposits, prepaid rent and other liabilities	$(458)	$15,994
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended September 30, 2023 and 2022
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
Operating Partnership
We conduct substantially all of our operations through our operating partnership and we are the sole general partner of our operating partnership. As of both September 30, 2023 and December 31, 2022, we owned 95.0% of the partnership units, or OP units, in our operating partnership, and the remaining 5.0% limited OP units, were owned by AHI Group Holdings, LLC, which is owned and controlled by Jeffrey T. Hanson, the non-executive Chairman of our board of directors, or our board, Danny Prosky, our Chief Executive Officer and President, and Mathieu B. Streiff, one of our directors; Platform Healthcare Investor TII, LLC; Flaherty Trust; and a wholly owned subsidiary of Griffin Capital Company, LLC, or collectively, the NewCo Sellers. See Note 11, Redeemable Noncontrolling Interests, and Note 12, Equity — Noncontrolling Interests in Total Equity, for a further discussion of the ownership in our operating partnership.
Public Offerings
As of September 30, 2023, after taking into consideration the impact of the Merger and the reverse stock split as discussed in Note 2, Summary of Significant Accounting Policies, we had issued 65,445,557 shares for a total of $2,737,716,000 of common stock since February 26, 2014 in our initial public offerings and our distribution reinvestment plan, or DRIP, offerings (includes historical offering amounts sold by GAHR III and GAHR IV prior to the Merger).
On September 16, 2022, we filed with the United States Securities and Exchange Commission, or the SEC, a Registration Statement on Form S-11 (File No. 333-267464), which was last amended on November 7, 2023 upon filing with the SEC Amendment No. 2 to Registration Statement on Form S-11, with respect to a proposed public offering by us of our shares of common stock in conjunction with a contemplated listing of our common stock on the New York Stock Exchange, or the Proposed Listing. Such registration statement and contemplated listing are not yet effective.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
See Note 12, Equity — Common Stock, and Note 12, Equity — Distribution Reinvestment Plan, for a further discussion of our public offerings.
Our Real Estate Investments Portfolio
We currently operate through six reportable business segments: integrated senior health campuses, MOBs, SHOP, SNFs, senior housing — leased and hospitals. As of September 30, 2023, we owned and/or operated 298 buildings and integrated senior health campuses, including completed development and expansion projects, representing approximately 18,875,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $4,485,940,000. In addition, as of September 30, 2023, we also owned a real estate-related debt investment purchased for $60,429,000.
COVID-19
Our residents, tenants, operating partners and managers, our industry and the U.S. economy have been adversely affected by the impacts of the COVID-19 pandemic, including its economic impact. While the immediate effects of the COVID-19 pandemic have subsided, the timing and extent of the economic recovery towards pre-pandemic norms is dependent upon many factors, including the emergence and severity of future COVID-19 variants, the effectiveness and frequency of booster vaccinations, the duration and implications of ongoing or future restrictions and safety measures, the availability of ongoing government financial support to our tenants, operating partners and managers and the overall pace of economic recovery, among others. As an owner and operator of healthcare facilities, we expect to continue to be adversely affected by the long-term effects of the COVID-19 pandemic for some period of time; however, it is not possible to predict the full extent of its future impact on us, including our residents, tenants, operating partners and managers, the operations of our properties or the markets in which they are located, or the overall healthcare industry.
We have evaluated such economic impacts of the COVID-19 pandemic on our business thus far and have incorporated information concerning such impacts into our assessments of liquidity, impairment and collectability from tenants and residents as of September 30, 2023. We will continue to monitor such impacts and will adjust our estimates and assumptions based on the best available information.
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
Our condensed consolidated financial statements have been and are prepared on the going concern basis of accounting, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2023, the 2019 Trilogy Credit Facility, as defined in Note 8, Lines of Credit and Term Loan, for our consolidated subsidiary of which we indirectly own approximately 74.0%, has an outstanding balance of approximately $367,000,000 and matures in less than 12 months on September 5, 2024. The 2019 Trilogy Credit Facility is secured by 28 of our integrated senior health campuses and is non-recourse to us. We also do not guarantee the 2019 Trilogy Credit Facility for any nonperformance of the principal or interest payments. Management plans to refinance the outstanding balance prior to its maturity. Management also believes that given the current value of these campuses relative to the current outstanding balance of the 2019 Trilogy Credit Facility, it is probable such loan could be refinanced under current lending conditions to extend the maturity date beyond 12 months from the filing date of our accompanying condensed consolidated financial statements.

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
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, or wholly owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries of which we have control, will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership and as of both September 30, 2023 and December 31, 2022, we owned a 95.0% general partnership interest therein, and the remaining 5.0% limited partnership interest was owned by the NewCo Sellers.
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

	Three Months Ended September 30,
	2023			2022
	Integrated Senior Health Campuses	SHOP(1)	Total	Integrated Senior Health Campuses	SHOP(1)	Total
Over time	$305,379	$42,752	$348,131	$265,705	$38,740	$304,445
Point in time	66,912	1,163	68,075	63,046	815	63,861
Total resident fees and services	$372,291	$43,915	$416,206	$328,751	$39,555	$368,306

	Nine Months Ended September 30,
	2023			2022
	Integrated Senior Health Campuses	SHOP(1)	Total	Integrated Senior Health Campuses	SHOP(1)	Total
Over time	$902,836	$134,965	$1,037,801	$729,079	$113,848	$842,927
Point in time	194,081	3,576	197,657	168,266	2,312	170,578
Total resident fees and services	$1,096,917	$138,541	$1,235,458	$897,345	$116,160	$1,013,505

The following tables disaggregate our resident fees and services revenue by payor class (in thousands):

	Three Months Ended September 30,
	2023			2022
	Integrated Senior Health Campuses	SHOP(1)	Total	Integrated Senior Health Campuses	SHOP(1)	Total
Private and other payors	$177,901	$41,296	$219,197	$151,296	$36,228	$187,524
Medicare	112,773	974	113,747	112,547	—	112,547
Medicaid	81,617	1,645	83,262	64,908	3,327	68,235
Total resident fees and services	$372,291	$43,915	$416,206	$328,751	$39,555	$368,306

	Nine Months Ended September 30,
	2023			2022
	Integrated Senior Health Campuses	SHOP(1)	Total	Integrated Senior Health Campuses	SHOP(1)	Total
Private and other payors	$512,733	$129,674	$642,407	$420,518	$106,897	$527,415
Medicare	357,238	1,753	358,991	300,744	—	300,744
Medicaid	226,946	7,114	234,060	176,083	9,263	185,346
Total resident fees and services	$1,096,917	$138,541	$1,235,458	$897,345	$116,160	$1,013,505

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
Accounts Receivable, Net — Resident Fees and Services Revenue
The beginning and ending balances of accounts receivable, net — resident fees and services are as follows (in thousands):

	Private and Other Payors	Medicare	Medicaid	Total
Beginning balance — January 1, 2023	$55,484	$45,669	$20,832	$121,985
Ending balance — September 30, 2023	58,195	46,385	29,975	134,555
Increase	$2,711	$716	$9,143	$12,570
Deferred Revenue — Resident Fees and Services Revenue
Deferred revenue is included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets. The beginning and ending balances of deferred revenue — resident fees and services, almost all of which relates to private and other payors, are as follows (in thousands):

Total
Beginning balance — January 1, 2023	$17,901
Ending balance — September 30, 2023	20,893
Increase	$2,992
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
The following is a summary of our adjustments to allowances for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Beginning balance	$14,071	$12,378
Additional allowances	14,035	16,476
Write-offs	(7,011)	(9,120)
Recoveries collected or adjustments	(6,446)	(5,451)
Ending balance	$14,649	$14,283

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Accounts Payable and Accrued Liabilities
As of September 30, 2023 and December 31, 2022, accounts payable and accrued liabilities primarily include insurance reserves of $43,050,000 and $39,893,000, respectively, reimbursement of payroll-related costs to the managers of our SHOP and integrated senior health campuses of $40,650,000 and $38,624,000, respectively, accrued property taxes of $28,619,000 and $24,926,000, respectively, accrued developments and capital expenditures to unaffiliated third parties of $19,329,000 and $30,211,000, respectively, and accrued distributions to common stockholders of $16,559,000 and $26,484,000, respectively.
Recently Issued Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, 2020-04, Facilitation of the Effects of Reference Rate Reform of Financial Reporting, or ASU 2020-04, which provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria. ASU 2020-04 applies to the aforementioned transactions that reference the London Inter-bank Offered Rate, or LIBOR, or another reference rate expected to be discontinued because of the reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), or ASU 2021-01, which clarifies that certain optional expedients and exceptions for contract modification and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting or contract price alignment that is modified as a result of the discontinuation of the use of LIBOR as a benchmark interest rate due to reference rate reform. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, or ASU 2022-06, which extends the period of time entities can utilize the reference rate reform relief guidance under ASU 2020-04 from December 31, 2022 to December 31, 2024. ASU 2020-04, ASU 2021-01 and ASU 2022-06 are effective for fiscal years and interim periods beginning after March 12, 2020 and through the effective date December 31, 2024, as extended by ASU 2022-06. We adopted such accounting pronouncements on January 1, 2023, which has not had a material impact on our consolidated financial statements and disclosures as of September 30, 2023.
In July 2023, the FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement-Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation-Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280-General Revision of Regulation S-X: Income or Loss Applicable to Common Stock, or ASU 2023-03. ASU 2023-03 amends the Accounting Standards Codification, or ASC, for SEC updates pursuant to SEC Staff Accounting Bulletin No. 120; SEC Staff Announcement at the March 24, 2022 Emerging Issues Task Force Meeting; and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. These updates were immediately effective and did not have a material impact on our consolidated financial statements and disclosures.
In August 2023, the FASB issued ASU 2023-05, Business Combinations — Joint Venture Formations (Subtopic 805- 60): Recognition and Initial Measurement, or ASU 2023-05. ASU 2023-05 applies to the initial formation of a “joint venture” or a “corporate joint venture” as defined in the accounting literature and requires a joint venture to apply a new basis of accounting by initially measuring and recognizing all contributions received upon its formation at fair value. In particular, a joint venture will measure its total assets and liabilities upon formation as the fair value of the joint venture as a whole, which would equal the fair value of all of the joint venture’s outstanding equity interests. The new guidance does not change the definition of a joint venture, the accounting by the investors for their investments in a joint venture (e.g., equity method accounting) or the accounting by a joint venture for contributions received after its formation. ASU 2023-05 will be applied prospectively and is effective for all newly-formed joint venture entities with a formation date on or after January 1, 2025. Early adoption is permitted. We do not expect the adoption of ASU 2023-05 on January 1, 2025 to have a material impact to our consolidated financial statements and disclosures.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
3. Real Estate Investments, Net and Business Combinations
Our real estate investments, net consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Building, improvements and construction in process	$3,588,614	$3,670,361
Land and improvements	335,517	344,359
Furniture, fixtures and equipment	234,311	221,727
	4,158,442	4,236,447
Less: accumulated depreciation	(727,802)	(654,838)
	$3,430,640	$3,581,609
Depreciation expense for the three months ended September 30, 2023 and 2022 was $36,929,000 and $35,327,000, respectively, and for the nine months ended September 30, 2023 and 2022 was $109,967,000 and $104,077,000, respectively.
The following is a summary of our capital expenditures for the three and nine months ended September 30, 2023 (in thousands):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Integrated senior health campuses	$8,806	$37,865
MOBs	5,235	16,077
SHOP	5,006	8,935
Senior housing — leased	172	417
SNFs	—	—
Hospitals	—	—
Total	$19,219	$63,294
Acquisitions of Real Estate Investments and Previously Leased Real Estate Investments
Acquisitions of Real Estate Investments
For the nine months ended September 30, 2023, using cash on hand and debt financing, we, through a majority-owned subsidiary of Trilogy Investors, LLC, or Trilogy, completed the acquisition of one integrated senior health campus. The following is a summary of our property acquisition for the nine months ended September 30, 2023 (dollars in thousands):

Location	Date Acquired	Contract Purchase Price	Mortgage Loan Payable
Louisville, KY	02/15/23	$11,000	$7,700
In addition, on June 30, 2023, we, through a majority-owned subsidiary of Trilogy, acquired a land parcel in Ohio for a contract purchase price of $660,000, plus closing costs, for the future expansion of an existing integrated senior health campus.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Acquisitions of Previously Leased Real Estate Investments
For the nine months ended September 30, 2023, using cash and debt financing, we, through a majority-owned subsidiary of Trilogy, acquired three previously leased real estate investments located in Indiana and Ohio. The following is a summary of such acquisitions, which are included in our integrated senior health campuses segment (dollars in thousands):

Location	Date Acquired	Contract Purchase Price	Mortgage Loan Payable	Financing Obligation
Washington, IN	07/13/23	$14,200	$12,212	$—
Tell City, IN	07/13/23	2,400	1,988	—
New Albany, OH	07/13/23	16,283	—	16,283
Total		$32,883	$14,200	$16,283
We accounted for our acquisitions of land and real estate investments completed during the nine months ended September 30, 2023 as asset acquisitions. The following table summarizes the purchase price of such assets acquired at the time of acquisition based on their relative fair values and adjusted for $28,623,000 operating lease right-of-use assets and $30,498,000 operating lease liabilities (in thousands):

2023 Acquisitions
Building and improvements	$38,517
Land and improvements	4,917
Total assets acquired	$43,434
Dispositions of Real Estate Investments
For the nine months ended September 30, 2023, we disposed of six SHOP and 14 MOBs. We recognized a total aggregate net gain on such dispositions of $30,022,000. The following is a summary of such dispositions (dollars in thousands):

Location	Number of Buildings	Type	Date Disposed	Contract Sales Price
Pinellas Park, FL(1)	1	SHOP	02/01/23	$7,730
Olympia Fields, IL	1	MOB	04/10/23	3,750
Auburn, CA	1	MOB	04/26/23	7,050
Pottsville, PA	1	MOB	04/26/23	6,000
New London, CT	1	MOB	05/24/23	4,200
Stratford, CT	1	MOB	05/24/23	4,800
Westbrook, CT	1	MOB	05/24/23	7,250
Lakeland, FL(1)	1	SHOP	06/01/23	7,080
Winter Haven, FL(1)	1	SHOP	06/01/23	17,500
Acworth, GA	3	MOB	06/14/23	8,775
Lithonia, GA	1	MOB	06/14/23	3,445
Stockbridge, GA	1	MOB	06/14/23	2,430
Lake Placid, FL(1)	1	SHOP	06/30/23	5,620
Brooksville, FL(1)	1	SHOP	06/30/23	7,800
Spring Hill, FL(1)	1	SHOP	08/01/23	7,800
Morristown, NJ	1	MOB	08/09/23	62,210
Evendale, OH	1	MOB	08/29/23	11,900
Longview, TX	1	MOB	09/19/23	1,500
Total	20			$176,840
___________

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(1)As of September 30, 2023, we had disposed of all of the facilities that comprised the Central Florida Senior Housing Portfolio. See Note 11, Redeemable Noncontrolling Interests, for information about the ownership of the Central Florida Senior Housing Portfolio.
Impairment of Real Estate Investments
As we continue to evaluate additional non-strategic properties for sale, we determined that two of our SHOP were impaired and recognized an aggregate impairment charge of $12,510,000 for the three and nine months ended September 30, 2023, which reduced the total aggregate carrying value of such assets to $15,977,000. The remaining $3,477,000 carrying value of one such SHOP was then reclassified to properties held for sale, which is included in other assets, net in our accompanying condensed consolidated balance sheet. The fair value of one SHOP was based on its projected sales price from independent third-party letters of intent, which were considered Level 2 measurements within the fair value hierarchy. The fair value of the other SHOP was determined by a third-party appraiser based on the sales comparison approach with the most significant inputs based on a price per unit and price per square foot analysis within the area for similar types of assets. The ranges of these inputs were $190,000 to $200,000 per unit and $250 to $260 per square foot, which were considered Level 3 measurements within the fair value hierarchy.
In 2022, we commenced an initiative to evaluate non-strategic assets for sale. In doing so, we determined that five and eight of our SHOP, respectively, were impaired and recognized an aggregate impairment charge of $21,851,000 and $39,191,000, for the three and nine months ended September 30, 2022, respectively, which reduced the total carrying value of such eight SHOP to $63,154,000. The fair value of one SHOP was determined by the sales price from an executed purchase and sale agreement with a third-party buyer, which was considered a Level 2 measurement within the fair value hierarchy. The fair values of the remaining seven SHOP were based on their projected sales prices, which were considered Level 2 measurements within the fair value hierarchy. We disposed of three such impaired facilities during the fourth quarter of 2022, and we disposed of the remaining five such impaired facilities during the nine months ended September 30, 2023. See the “Dispositions of Real Estate Investments” section above.
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
On August 1, 2022, we, through a majority-owned subsidiary of Trilogy, acquired a 50.0% controlling interest in a privately held company, RHS Partners, LLC, or RHS, that owns and/or operates 16 integrated senior health campuses located in Indiana, from an unaffiliated third party. The contract purchase price for the acquisition of RHS was $36,661,000 plus immaterial closing costs, which was primarily acquired using cash on hand. Prior to such acquisition, we owned a 50.0% interest in RHS, which was accounted for as an equity method investment and was included in investments in unconsolidated entities within other assets, net in our accompanying condensed consolidated balance sheet as of December 31, 2021. Therefore, through July 31, 2022, our 50.0% equity interest in the net earnings or losses of RHS was included in income or loss from unconsolidated entities in our accompanying condensed consolidated statements of operations and comprehensive loss. In connection with the acquisition of the remaining interest in RHS, we now own a 100% controlling interest in RHS. As a result, we re-measured the fair value of our previously held equity interest in RHS and recognized a gain on re-measurement of $19,567,000 in our accompanying condensed consolidated statements of operations and comprehensive loss.
Based on quantitative and qualitative considerations, such business combinations were not material to us individually or in the aggregate and therefore, pro forma financial information is not provided. The fair values of the assets acquired and liabilities assumed were preliminary estimates at acquisition. Any necessary adjustments are finalized within one year from the date of acquisition. The table below summarizes the acquisition date fair values of the assets acquired and liabilities assumed of our business combinations during the nine months ended September 30, 2023 and 2022 (in thousands):

	2023 Acquisition	2022 Acquisitions
Building and improvements	$—	$80,533
Land	—	8,755
In-place leases	—	10,330
Goodwill	3,331	44,990
Furniture, fixtures and equipment	39	1,936
Cash and restricted cash	565	9,723
Certificates of need	—	3,567
Operating lease right-of-use assets	—	153,777
Other assets	66	1,787
Accounts receivable, net	—	19,472
Total assets acquired	4,001	334,870
Security deposits and other liabilities	(812)	(15,994)
Mortgage loans payable	—	(45,300)
Accounts payable and accrued liabilities	(1,676)	(15,060)
Operating lease liabilities	—	(161,121)
Financing obligations	(12)	(65)
Total liabilities assumed	(2,500)	(237,540)
Net assets acquired	$1,501	$97,330
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of September 30, 2023 and December 31, 2022, the carrying amount of the debt security investment was $85,922,000 and $83,000,000, respectively, net of unamortized closing costs of $563,000 and $767,000, respectively. Accretion on the debt security for the three months ended September 30, 2023 and 2022 was $1,060,000 and $960,000, respectively, and for the nine months ended September 30, 2023 and 2022 was $3,126,000 and $2,926,000, respectively, which is recorded as an increase to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss. Amortization expense of closing costs for the three months ended September 30, 2023 and 2022 was $71,000 and $60,000, respectively, and for the nine months ended September 30, 2023 and 2022 was $204,000 and $174,000, respectively, which is recorded as a decrease to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss. We evaluated credit quality indicators such as the agency ratings and the underlying collateral of such investment in order to determine expected future credit loss. We did not record a credit loss for the three and nine months ended September 30, 2023 and 2022.
5. Intangibles
Identified intangible assets, net and identified intangible liabilities, net consisted of the following as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023	December 31, 2022
Amortized intangible assets:
In-place leases, net of accumulated amortization of $45,275 and $38,930 as of September 30, 2023 and December 31, 2022, respectively (with a weighted average remaining life of 7.5 years and 7.0 years as of September 30, 2023 and December 31, 2022, respectively)	$47,766	$75,580
Above-market leases, net of accumulated amortization of $6,676 and $6,360 as of September 30, 2023 and December 31, 2022, respectively (with a weighted average remaining life of 7.7 years and 9.0 years as of September 30, 2023 and December 31, 2022, respectively)	16,667	30,194
Customer relationships, net of accumulated amortization of $897 and $785 as of September 30, 2023 and December 31, 2022, respectively (with a weighted average remaining life of 12.9 years and 13.7 years as of September 30, 2023 and December 31, 2022, respectively)	1,943	2,055
Unamortized intangible assets:
Certificates of need	99,721	97,667
Trade names	30,787	30,787
Total identified intangible assets, net	$196,884	$236,283

Amortized intangible liabilities:
Below-market leases, net of accumulated amortization of $3,187 and $2,508 as of September 30, 2023 and December 31, 2022, respectively (with a weighted average remaining life of 7.9 years and 8.4 years as of September 30, 2023 and December 31, 2022, respectively)	$9,346	$10,837
Total identified intangible liabilities, net	$9,346	$10,837
Amortization expense on identified intangible assets for the three months ended September 30, 2023 and 2022 was $15,351,000 and $5,534,000, respectively, which included $3,573,000 and $1,113,000, respectively, of amortization recorded as a decrease to real estate revenue for above-market leases in our accompanying condensed consolidated statements of operations and comprehensive loss. Amortization expense on identified intangible assets for the nine months ended September 30, 2023 and 2022 was $40,133,000 and $19,894,000, respectively, which included $13,515,000 and $3,340,000, respectively, of amortization recorded as a decrease to real estate revenue for above-market leases in our accompanying condensed consolidated statements of operations and comprehensive loss. On March 1, 2023, we transitioned our SNFs within Central Wisconsin Senior Care Portfolio to a RIDEA structure, which resulted in a full amortization of $8,073,000 of above-market leases and $885,000 of in-place leases. In addition, we fully amortized $2,756,000 of above-market leases and $5,750,000 of in-place leases during the three months ended September 30, 2023 in connection with the transition of our senior housing — leased facilities within Michigan ALF Portfolio to a RIDEA structure.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Amortization expense on below-market leases for the three months ended September 30, 2023 and 2022 was $470,000 and $413,000, respectively, and for the nine months ended September 30, 2023 and 2022 was $1,282,000 and $1,436,000, respectively, which is recorded as an increase to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss. In connection with the transition of our senior housing — leased facilities within Michigan ALF Portfolio to a RIDEA structure, we fully amortized $112,000 of below-market leases during the three months ended September 30, 2023.
The aggregate weighted average remaining life of the identified intangible assets was 7.7 years as of both September 30, 2023 and December 31, 2022. The aggregate weighted average remaining life of the identified intangible liabilities was 7.9 years and 8.4 years as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, estimated amortization expense on the identified intangible assets and liabilities for the three months ending December 31, 2023 and for each of the next four years ending December 31, and thereafter was as follows (in thousands):

	Amortization Expense
Year	Intangible Assets	Intangible Liabilities
2023	$5,459	$3,252
2024	11,613	1,072
2025	8,862	956
2026	7,794	840
2027	7,270	825
Thereafter	25,378	2,401
Total	$66,376	$9,346
6. Other Assets, Net
Other assets, net consisted of the following as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023	December 31, 2022
Deferred rent receivables	$46,944	$46,867
Prepaid expenses, deposits, other assets and deferred tax assets, net	33,783	25,866
Inventory — finished goods	21,998	19,775
Investments in unconsolidated entities	20,807	9,580
Lease commissions, net of accumulated amortization of $6,794 and $6,260 as of September 30, 2023 and December 31, 2022, respectively	17,538	19,217
Derivative financial instrument	8,200	—
Deferred financing costs, net of accumulated amortization of $8,013 and $5,704 as of September 30, 2023 and December 31, 2022, respectively	3,120	4,334
Lease inducement, net of accumulated amortization of $2,456 and $2,193 as of September 30, 2023 and December 31, 2022, respectively (with a weighted average remaining life of 7.2 years and 7.9 years as of September 30, 2023 and December 31, 2022, respectively)	2,544	2,807
Total	$154,934	$128,446
Deferred financing costs included in other assets, net were related to the 2019 Trilogy Credit Facility and the senior unsecured revolving credit facility portion of the 2022 Credit Facility. See Note 8, Lines of Credit and Term Loan, for further discussion. Amortization expense on lease inducement for both the three and nine months ended September 30, 2023 and 2022 was $87,000 and $263,000, respectively, which is recorded as a decrease to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
7. Mortgage Loans Payable, Net
Mortgage loans payable, net consisted of the following as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023	December 31, 2022
Total fixed-rate debt (71 loans and 68 loans as of September 30, 2023 and December 31, 2022, respectively)	$908,000	$885,892
Total variable-rate debt (13 loans and 11 loans as of September 30, 2023 and December 31, 2022, respectively)	335,358	368,587
Total fixed- and variable-rate debt	1,243,358	1,254,479
Less: deferred financing costs, net	(8,996)	(8,845)
Add: premium	184	237
Less: discount	(13,308)	(16,024)
Mortgage loans payable, net	$1,221,238	$1,229,847
Based on interest rates in effect as of September 30, 2023 and December 31, 2022, effective interest rates ranged from 2.21% to 8.44% per annum and 2.21% to 7.26% per annum, respectively, with a weighted average effective interest rate of 4.64% and 4.29%, respectively. We are required by the terms of certain loan documents to meet certain reporting requirements and covenants, such as net worth ratios, fixed charge coverage ratios and leverage ratios.
The following table reflects the changes in the carrying amount of mortgage loans payable, net for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Beginning balance	$1,229,847	$1,095,594
Additions:
Borrowings under mortgage loans payable	85,477	156,120
Assumption of mortgage loans payable due to acquisition of real estate investments, net	—	45,300
Amortization of deferred financing costs	1,690	1,701
Amortization of discount/premium on mortgage loans payable, net	2,662	1,879
Deductions:
Scheduled principal payments on mortgage loans payable	(59,931)	(53,317)
Early payoff of mortgage loans payable	(9,809)	(78,437)
Payoff of a mortgage loans payable due to disposition of real estate investment	(26,856)	(8,637)
Deferred financing costs	(1,842)	(1,044)
Ending balance	$1,221,238	$1,159,159
For the three and nine months ended September 30, 2023, we incurred a loss on the early extinguishment of mortgage loan payable of $345,000, which is recorded as an increase to interest expense in our accompanying condensed consolidated statements of operations and comprehensive loss. Such loss was related to the payoff of a mortgage loan payable due to the disposition of a real estate investment in August 2023. For the three and nine months ended September 30, 2022, we incurred an aggregate loss on the early extinguishment of mortgage loans payable of $628,000 and $1,877,000, respectively, which is recorded as an increase to interest expense in our accompanying condensed consolidated statements of operations and comprehensive loss. Such aggregate loss was primarily related to the payoff of a mortgage loan payable due to the disposition of a real estate investment in September 2022 and the write-off of unamortized loan discount related to eight mortgage loans payable that we refinanced on January 1, 2022 that were due to mature in 2044 through 2052.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of September 30, 2023, the principal payments due on our mortgage loans payable for the three months ending December 31, 2023 and for each of the next four years ending December 31, and thereafter were as follows (in thousands):

Year	Amount
2023	$4,862
2024	310,860
2025	166,186
2026	170,035
2027	35,128
Thereafter	556,287
Total	$1,243,358
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of both September 30, 2023 and December 31, 2022, our aggregate borrowing capacity under the 2022 Credit Facility was $1,050,000,000, excluding the $25,000,000 in standby letters of credit described above. As of September 30, 2023 and December 31, 2022, borrowings outstanding under the 2022 Credit Facility totaled $910,900,000 ($910,076,000, net of deferred financing costs related to the senior unsecured term loan facility portion of the 2022 Credit Facility) and $965,900,000 ($965,060,000, net of deferred financing costs related to the senior unsecured term loan facility portion of the 2022 Credit Facility), respectively, and the weighted average interest rate on such borrowings outstanding was 7.07% and 6.07% per annum, respectively. As of September 30, 2023, we have entered into interest rate swaps to mitigate the risk associated with the entire $550,000,000 outstanding borrowing amount of our term loan. See Note 9, Derivative Financial Instruments, for a further discussion.
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
On December 20, 2022, we entered into an amendment to the 2019 Trilogy Credit Agreement, or the 2019 Trilogy Credit Amendment. The material terms of the 2019 Trilogy Credit Amendment provided for an increase to the secured revolver amount from $325,000,000 to $365,000,000, thereby increasing our aggregate maximum principal amount under the credit facility from $360,000,000 to $400,000,000. In addition, all references to LIBOR were replaced with the Secured Overnight Financing Rate, or SOFR. On March 30, 2023, we further amended the 2019 Trilogy Credit Agreement to update the definition of Implied Debt Service, which is used to calculate the Real Estate Borrowing Base Availability, for interest rate changes and to add an annual interest-only payment calculation option. Except as modified by the terms of the amendments, the material terms of the 2019 Trilogy Credit Agreement remain in full force and effect. Unless defined herein, all capitalized terms under this “2019 Trilogy Credit Facility” subsection are defined in the 2019 Trilogy Credit Amendment.
The 2019 Trilogy Credit Facility was due to mature on September 5, 2023; however, pursuant to the terms of the 2019 Trilogy Credit Agreement, at such time we extended the maturity date for one 12-month period to mature on September 4, 2024, and paid an extension fee of $600,000. At our option, the 2019 Trilogy Credit Facility bears interest at per annum rates equal to (a) SOFR, plus 2.75% for SOFR Rate Loans and (b) for Base Rate Loans, 1.75% plus the highest of: (i) the fluctuating rate per annum of interest in effect for such day as established from time to time by KeyBank as its prime rate, (ii) 0.50% above the Federal Funds Effective Rate and (iii) 1.00% above one-month Adjusted Term SOFR.
As of both September 30, 2023 and December 31, 2022, our aggregate borrowing capacity under the 2019 Trilogy Credit Facility was $400,000,000. As of September 30, 2023 and December 31, 2022, borrowings outstanding under the 2019 Trilogy Credit Facility totaled $367,000,000 and $316,734,000, respectively, and the weighted average interest rate on such borrowings outstanding was 8.18% and 7.17% per annum, respectively.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
9. Derivative Financial Instruments
We use derivative financial instruments to manage interest rate risk associated with our variable-rate term loan pursuant to our 2022 Credit Facility and we record such derivative financial instruments in our accompanying condensed consolidated balance sheets as either an asset or a liability measured at fair value. We did not have any derivative financial instruments as of December 31, 2022. The following table provides information with respect to the derivative financial instruments held by us as of September 30, 2023, which were included in other assets, net in our accompanying condensed consolidated balance sheet (dollars in thousands):

Instrument	Notional Amount	Index	Interest Rate	Effective Date	Maturity Date	Fair Value September 30, 2023
Swap	$275,000	one month Term SOFR	3.74%	02/01/23	01/19/26	$6,125
Swap	275,000	one month Term SOFR	4.41%	08/08/23	01/19/26	2,075
	$550,000					$8,200
As of September 30, 2023, our derivative financial instruments were not designated as hedges. Derivative financial instruments not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements. For the three months ended September 30, 2023 and 2022, we recorded $3,402,000 and $0, respectively, and for the nine months ended September 30, 2023 and 2022, we recorded $8,200,000 and $500,000, respectively, as a decrease to total interest expense in our accompanying condensed consolidated statements of operations and comprehensive loss related to the change in the fair value of our derivative financial instruments.
See Note 13, Fair Value Measurements, for a further discussion of our derivative financial instruments.
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
11. Redeemable Noncontrolling Interests
As of both September 30, 2023 and December 31, 2022, we, through our direct and indirect subsidiaries, owned a 95.0% general partnership interest in our operating partnership and the remaining 5.0% limited partnership interest in our operating partnership was owned by the NewCo Sellers. Some of the limited partnership units outstanding, which account for approximately 1.0% of our total operating partnership units outstanding, have redemption features outside of our control and are accounted for as redeemable noncontrolling interests presented outside of permanent equity in our accompanying condensed consolidated balance sheets.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of both September 30, 2023 and December 31, 2022, we, through Trilogy REIT Holdings LLC, or Trilogy REIT Holdings, in which we indirectly hold a 76.0% ownership interest, owned approximately 97.4% and 96.2%, respectively, of the outstanding equity interests of Trilogy. As of September 30, 2023 and December 31, 2022, certain members of Trilogy’s management and certain members of an advisory committee to Trilogy’s board of directors owned approximately 2.6% and 3.8%, respectively, of the outstanding equity interests of Trilogy. We account for such equity interests as redeemable noncontrolling interests in our accompanying condensed consolidated balance sheets in accordance with FASB Accounting Standards Codification Topic 480-10-S99-3A given certain features associated with such equity interests. For the nine months ended September 30, 2023, we redeemed a portion of the equity interests owned by current members of Trilogy’s management for an aggregate of $15,954,000. For the nine months ended September 30, 2022, we did not redeem any equity interests of Trilogy.
As of September 30, 2023 and December 31, 2022, we own, through our operating partnership, approximately 98.0% of the joint ventures with an affiliate of Meridian Senior Living, LLC, or Meridian, that own Central Florida Senior Housing Portfolio, Pinnacle Beaumont ALF and Pinnacle Warrenton ALF. The noncontrolling interests held by Meridian have redemption features outside of our control and are accounted for as redeemable noncontrolling interests in our accompanying condensed consolidated balance sheets. See Note 3, Real Estate Investments, Net and Business Combinations — Dispositions of Real Estate Investments, for dispositions within our Central Florida Senior Housing Portfolio in 2023.
We previously owned 90.0% of the joint venture with Avalon Health Care, Inc., or Avalon, that owned Catalina West Haven ALF and Catalina Madera ALF. The noncontrolling interests held by Avalon had redemption features outside of our control and were accounted for as redeemable noncontrolling interests until December 1, 2022, when we exercised our right to purchase the remaining 10.0% of the joint venture with Avalon for a contract purchase price of $295,000. As such, 10.0% of the net earnings of such joint venture were allocated to redeemable noncontrolling interests in our accompanying consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022.
We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Beginning balance	$81,598	$72,725
Additional redeemable noncontrolling interest	—	273
Reclassification from equity	62	62
Distributions	(1,083)	(2,108)
Repurchase of redeemable noncontrolling interests	(15,954)	—
Adjustment to redemption value	(4,098)	14,594
Net (loss) income attributable to redeemable noncontrolling interests	(564)	323
Ending balance	$59,961	$85,869
12. Equity
Preferred Stock
Pursuant to our charter, we are authorized to issue 200,000,000 shares of our preferred stock, par value $0.01 per share. As of both September 30, 2023 and December 31, 2022, no shares of preferred stock were issued and outstanding.
Common Stock
Pursuant to our charter, as amended, we are authorized to issue 1,000,000,000 shares of our common stock, par value $0.01 per share, whereby 200,000,000 shares are classified as Class T common stock and 800,000,000 shares are classified as Class I common stock. As of September 30, 2023, after taking into consideration the Merger and the impact of the reverse stock split as discussed below, we had issued 65,445,557 shares for a total of $2,737,716,000 of common stock since February 26, 2014 in our initial public offerings and DRIP offerings (includes historical offering amounts sold by GAHR III and GAHR IV prior to the Merger). See “Distribution Reinvestment Plan” section below for further discussion.

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
For both the three and nine months ended September 30, 2023, there were no distributions reinvested and no shares of our common stock were issued pursuant to our DRIP offerings. For the three and nine months ended September 30, 2022, $3,671,000 and $26,118,000, respectively, in distributions were reinvested and 98,794 and 705,169 shares of our common stock, respectively, were issued pursuant to our DRIP offerings.
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
We did not repurchase any shares of our common stock pursuant to our share repurchase plan for the three months ended September 30, 2023. For the nine months ended September 30, 2023, pursuant to our share repurchase plan, we repurchased 1,681 shares of common stock for $62,000, at a repurchase price of $37.16 per share. For the three and nine months ended September 30, 2022, pursuant to our share repurchase plan, we repurchased 152,035 and 438,994 shares of common stock, respectively, for an aggregate of $5,650,000 and $16,233,000, respectively, at a repurchase price of $37.16 and $36.98 per share, respectively. Such repurchase requests were submitted prior to the suspension of our share repurchase plan.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Noncontrolling Interests in Total Equity
As of September 30, 2023 and December 31, 2022, Trilogy REIT Holdings owned approximately 97.4% and 96.2%, respectively, of Trilogy. We are the indirect owner of a 76.0% interest in Trilogy REIT Holdings pursuant to an amended joint venture agreement with an indirect, wholly owned subsidiary of NorthStar Healthcare Income, Inc., or NHI. We serve as the managing member of Trilogy REIT Holdings. As of both September 30, 2023 and December 31, 2022, NHI indirectly owned a 24.0% membership interest in Trilogy REIT Holdings and as such, for the three and nine months ended September 30, 2023 and 2022, 24.0% of the net earnings of Trilogy REIT Holdings were allocated to noncontrolling interests. See Note 19, Subsequent Event, for a further discussion of our ownership in Trilogy REIT Holdings.
In connection with our operation of Trilogy, time-based profit interest units in Trilogy, or the Profit Interests, were issued to Trilogy Management Services, LLC and two independent directors of Trilogy, both unaffiliated third parties that manage or direct the day-to-day operations of Trilogy. The Profit Interests are measured at their grant date fair value and vest in increments of 20.0% on each anniversary of the respective grant date over a five-year period. We amortize the Profit Interests on a straight-line basis over the vesting periods, which are recorded to general and administrative expenses in our accompanying condensed consolidated statements of operations and comprehensive loss. The nonvested Profit Interests are presented as noncontrolling interests in total equity in our accompanying condensed consolidated balance sheets, and are re-classified to redeemable noncontrolling interests upon vesting as they have redemption features outside of our control, similar to the common stock units held by Trilogy’s management. See Note 11, Redeemable Noncontrolling Interests, for further discussion.
There were no canceled, expired or exercised Profit Interests during the three and nine months ended September 30, 2023 and 2022. For the three months ended September 30, 2023 and 2022, we recognized stock compensation expense related to the time-based Profit Interests of $21,000 and $20,000, respectively. For both the nine months ended September 30, 2023 and 2022, we recognized stock compensation expense related to the time-based Profit Interests of $62,000.
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
As of both September 30, 2023 and December 31, 2022, we owned an 86.0% interest in a consolidated limited liability company that owns Lakeview IN Medical Plaza. As such, 14.0% of the net earnings of Lakeview IN Medical Plaza were allocated to noncontrolling interests in our accompanying condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022.
As of both September 30, 2023 and December 31, 2022, we owned a 90.6% membership interest in a consolidated limited liability company that owns Southlake TX Hospital. As such, 9.4% of the net earnings of Southlake TX Hospital were allocated to noncontrolling interests in our accompanying condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022.
As of both September 30, 2023 and December 31, 2022, we owned a 90.0% interest in a joint venture that owns the Louisiana Senior Housing Portfolio. As such, 10.0% of the net earnings of the joint venture were allocated to noncontrolling interests in our accompanying condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022.
As discussed in Note 1, Organization and Description of Business, as of both September 30, 2023 and December 31, 2022, we, through our direct and indirect subsidiaries, own a 95.0% general partnership interest in our operating partnership and the remaining 5.0% limited partnership interest in our operating partnership is owned by the NewCo Sellers. As of both September 30, 2023 and December 31, 2022, 4.0% of our total operating partnership units outstanding is presented in total equity in our accompanying condensed consolidated balance sheets. See Note 11, Redeemable Noncontrolling Interests, for further discussion.

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
Restricted common stock
Pursuant to the AHR Incentive Plan, through September 30, 2023, we granted an aggregate of 315,459 shares of our restricted common stock, or RSAs, which include restricted Class T common stock and restricted Class I common stock, as defined in the AHR Incentive Plan. RSAs were granted to our independent directors in connection with their initial election or re-election to our board or in consideration of their past services rendered. In addition, certain executive officers and key employees received grants of restricted Class T common stock. RSAs generally have a vesting period ranging from one to four years and are subject to continuous service through the vesting dates.
Restricted stock units
Pursuant to the AHR Incentive Plan, through September 30, 2023, we granted our executive officers an aggregate 70,751 of performance-based restricted stock units, or PBUs, representing the right to receive shares of our Class T common stock upon vesting. We also granted to our executive officers and certain employees 169,529 time-based restricted stock units, or TBUs, representing the right to receive shares of our Class T common stock upon vesting. PBUs and TBUs are collectively referred to as RSUs. RSUs granted to executive officers and employees generally have a vesting period of up to three years and are subject to continuous service through the vesting dates, and any performance conditions, as applicable.
A summary of the status of our nonvested RSAs and RSUs as of September 30, 2023 and December 31, 2022 and the changes for the nine months ended September 30, 2023 is presented below:

	Number of Nonvested RSAs	Weighted Average Grant Date Fair Value - RSAs	Number of Nonvested RSUs		Weighted Average Grant Date Fair Value - RSUs
Balance — December 31, 2022	183,240	$36.97	48,553		$37.16
Granted	26,156	$31.83	191,728		$31.40
Vested	(22,528)	$37.52	(6,400)	(1)	$37.16
Forfeited	—	$—	(3,452)		$31.40
Balance — September 30, 2023	186,868	$36.18	230,429		$32.45
___________
(1)Amount includes 2,280 shares of common stock that were withheld from issuance to satisfy employee minimum tax withholding requirements associated with the vesting of RSUs during the nine months ended September 30, 2023.
For the three months ended September 30, 2023 and 2022, we recognized $1,558,000 and $914,000, respectively, and for the nine months ended September 30, 2023 and 2022, we recognized $4,173,000 and $2,705,000, respectively, in stock compensation expense related to awards granted pursuant to the AHR Incentive Plan. Such stock compensation expense is based on the grant date fair value for time based awards and for performance-based awards that are probable of vesting, which grant date fair value is equal to the most recently published estimated per share NAV. Stock compensation expense is included in general and administrative expenses in our accompanying condensed consolidated statements of operations and comprehensive loss.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
13. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2023, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—	$8,200	$—	$8,200
Total assets at fair value	$—	$8,200	$—	$8,200
There were no transfers into and out of fair value measurement levels during the nine months ended September 30, 2023 and 2022. We did not have any assets and liabilities measured at fair value on a recurring basis as of December 31, 2022.
Derivative Financial Instruments
We entered into interest rate swaps to manage interest rate risk associated with variable-rate debt. We also previously used interest rate swaps or interest rate caps to manage such interest rate risk. The valuation of these instruments was determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows of each derivative. Such valuation reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, as well as option volatility. The fair values of our interest rate swaps were determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts were based on an expectation of future interest rates derived from observable market interest rate curves.
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
Although we determined that the majority of the inputs used to value our derivative financial instruments fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this instrument utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of September 30, 2023, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy. On January 25, 2022, our prior interest rate swap contracts matured and as of December 31, 2022, we did not have any derivative financial instruments.
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The fair value of our debt security investment is estimated using a discounted cash flow analysis using interest rates available to us for investments with similar terms and maturities. The fair values of our mortgage loans payable and our lines of credit and term loan are estimated using discounted cash flow analyses using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that the valuations of our debt security investment, mortgage loans payable and lines of credit and term loan are classified in Level 2 within the fair value hierarchy. The carrying amounts and estimated fair values of such financial instruments as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Financial Assets:
Debt security investment	$85,922	$93,047	$83,000	$93,230
Financial Liabilities:
Mortgage loans payable	$1,221,238	$1,057,769	$1,229,847	$1,091,667
Lines of credit and term loan	$1,273,956	$1,278,709	$1,277,460	$1,285,205
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
We recognize the financial statement effects of an uncertain tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of both September 30, 2023 and December 31, 2022, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of both September 30, 2023 and December 31, 2022, our valuation allowance fully reserves the net deferred tax assets due to historical losses and inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
15. Leases
Lessor
We have operating leases with tenants that expire at various dates through 2050. For the three months ended September 30, 2023 and 2022, we recognized $45,582,000 and $50,041,000, respectively, of revenues related to operating lease payments, of which $9,800,000 and $9,522,000, respectively, was for variable lease payments. For the nine months ended September 30, 2023 and 2022, we recognized $137,101,000 and $150,860,000, respectively, of revenues related to operating lease payments, of which $29,551,000 and $29,598,000, respectively, was for variable lease payments. As of September 30, 2023, the following table sets forth the undiscounted cash flows for future minimum base rents due under operating leases for the three months ending December 31, 2023 and for each of the next four years ending December 31 and thereafter for properties that we wholly own (in thousands):

Year	Amount
2023	$34,625
2024	132,971
2025	120,998
2026	110,939
2027	105,771
Thereafter	534,266
Total	$1,039,570
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
The components of lease costs were as follows (in thousands):

		Three Months Ended September 30,
Lease Cost	Classification	2023	2022
Operating lease cost(1)	Property operating expenses, rental expenses or general and administrative expenses	$11,049	$9,322
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	334	310
Interest on lease liabilities	Interest expense	82	43
Sublease income	Resident fees and services revenue or other income	(97)	(156)
Total lease cost		$11,368	$9,519

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

		Nine Months Ended September 30,
Lease Cost	Classification	2023	2022
Operating lease cost(1)	Property operating expenses, rental expenses or general and administrative expenses	$34,445	$21,086
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	934	939
Interest on lease liabilities	Interest expense	239	183
Sublease income	Resident fees and services revenue or other income	(425)	(538)
Total lease cost		$35,193	$21,670
___________
(1)Includes short-term leases and variable lease costs, which are immaterial.
Additional information related to our leases for the periods presented below was as follows (dollars in thousands):

Lease Term and Discount Rate	September 30, 2023	December 31, 2022
Weighted average remaining lease term (in years):
Operating leases	12.3	12.8
Finance leases	1.7	2.3
Weighted average discount rate:
Operating leases	5.76%	5.69%
Finance leases	7.76%	7.66%

	Nine Months Ended September 30,
Supplemental Disclosure of Cash Flows Information	2023	2022
Operating cash outflows related to finance leases	$239	$183
Financing cash outflows related to finance leases	$50	$40
Right-of-use assets obtained in exchange for operating lease liabilities	$6,153	$153,777
Operating Leases
As of September 30, 2023, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the three months ending December 31, 2023 and for each of the next four years ending December 31 and thereafter, as well as the reconciliation of those cash flows to operating lease liabilities on our accompanying condensed consolidated balance sheet (in thousands):

Year	Amount
2023	$8,972
2024	35,818
2025	35,119
2026	35,073
2027	35,618
Thereafter	202,020
Total undiscounted operating lease payments	352,620
Less: interest	121,472
Present value of operating lease liabilities	$231,148

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Finance Leases
As of September 30, 2023, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the three months ending December 31, 2023 and for each of the next four years ending December 31 and thereafter, as well as a reconciliation of those cash flows to finance lease liabilities (in thousands):

Year	Amount
2023	$13
2024	76
2025	32
2026	—
2027	—
Thereafter	—
Total undiscounted finance lease payments	121
Less: interest	8
Present value of finance lease liabilities	$113
16. Segment Reporting
As of September 30, 2023, we evaluated our business and made resource allocations based on six reportable business segments: integrated senior health campuses, MOBs, SHOP, SNFs, senior housing — leased and hospitals. Our MOBs are typically leased to multiple tenants under separate leases, thus requiring active management and responsibility for many of the associated operating expenses (much of which are, or can effectively be, passed through to the tenants). Our integrated senior health campuses each provide a range of independent living, assisted living, memory care, skilled nursing services and certain ancillary businesses that are owned and operated utilizing a RIDEA structure. Our senior housing — leased and skilled nursing facilities are single-tenant properties for which we lease the facilities to unaffiliated tenants under triple-net and generally master leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. In addition, our senior housing — leased segment includes our debt security investment. Our hospital investments are similarly structured to our leased skilled nursing and senior housing facilities. Our SHOP segment includes senior housing facilities, which may provide assisted living care, independent living, memory care or skilled nursing services, that are owned and operated utilizing a RIDEA structure.
While we believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement, we evaluate our segments’ performance based upon segment net operating income or loss, or NOI. We define segment NOI as total revenues and grant income, less property operating expenses and rental expenses, which excludes depreciation and amortization, general and administrative expenses, business acquisition expenses, interest expense, gain or loss on dispositions of real estate investments, impairment of real estate investments, income or loss from unconsolidated entities, impairment of goodwill, foreign currency gain or loss, gain on re-measurement of previously held equity interests, other income and income tax benefit or expense for each segment. We believe that segment NOI serves as an appropriate supplemental performance measure to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis.
Interest expense, depreciation and amortization and other expenses not attributable to individual properties are not allocated to individual segments for purposes of assessing segment performance. Non-segment assets primarily consist of corporate assets including cash and cash equivalents, other receivables, deferred financing costs and other assets not attributable to individual properties.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Summary information for the reportable segments during the three and nine months ended September 30, 2023 and 2022 was as follows (in thousands):

	Integrated Senior Health Campuses	SHOP	MOBs	Senior Housing — Leased	SNFs	Hospitals	Three Months Ended September 30, 2023
Revenues and grant income:
Resident fees and services	$372,291	$43,915	$—	$—	$—	$—	$416,206
Real estate revenue	—	—	35,688	2,684	6,175	2,423	46,970
Grant income	1,064	—	—	—	—	—	1,064
Total revenues and grant income	373,355	43,915	35,688	2,684	6,175	2,423	464,240
Expenses:
Property operating expenses	335,563	39,040	—	—	—	—	374,603
Rental expenses	—	—	13,690	446	352	86	14,574
Segment net operating income	$37,792	$4,875	$21,998	$2,238	$5,823	$2,337	$75,063
Expenses:
General and administrative							$11,342
Business acquisition expenses							1,024
Depreciation and amortization							49,273
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium, and loss on debt extinguishments)							(42,005)
Gain in fair value of derivative financial instruments							3,402
Gain on dispositions of real estate investments, net							31,981
Impairment of real estate investments							(12,510)
Loss from unconsolidated entities							(505)
Foreign currency loss							(1,704)
Other income							1,755
Total net other expense							(19,586)
Loss before income taxes							(6,162)
Income tax expense							(284)
Net loss							$(6,446)

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Integrated Senior Health Campuses	SHOP	MOBs	Senior Housing — Leased	SNFs	Hospitals	Three Months Ended September 30, 2022
Revenues and grant income:
Resident fees and services	$328,751	$39,555	$—	$—	$—	$—	$368,306
Real estate revenue	—	—	37,128	5,143	6,633	2,419	51,323
Grant income	5,796	737	—	—	—	—	6,533
Total revenues and grant income	334,547	40,292	37,128	5,143	6,633	2,419	426,162
Expenses:
Property operating expenses	299,197	38,290	—	—	—	—	337,487
Rental expenses	—	—	14,155	160	437	98	14,850
Segment net operating income	$35,350	$2,002	$22,973	$4,983	$6,196	$2,321	$73,825
Expenses:
General and administrative							$9,626
Business acquisition expenses							231
Depreciation and amortization							40,422
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium, and loss on debt extinguishments)							(27,524)
Gain on dispositions of real estate investments							2,113
Impairment of real estate investments							(21,851)
Loss from unconsolidated entities							(344)
Gain on re-measurement of previously held equity interest							19,567
Foreign currency loss							(3,695)
Other income							670
Total net other expense							(31,064)
Loss before income taxes							(7,518)
Income tax expense							(126)
Net loss							$(7,644)

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Integrated Senior Health Campuses	SHOP	MOBs	Senior Housing — Leased	SNFs	Hospitals	Nine Months Ended September 30, 2023
Revenues and grant income:
Resident fees and services	$1,096,917	$138,541	$—	$—	$—	$—	$1,235,458
Real estate revenue	—	—	109,811	13,352	10,633	7,338	141,134
Grant income	7,445	—	—	—	—	—	7,445
Total revenues and grant income	1,104,362	138,541	109,811	13,352	10,633	7,338	1,384,037
Expenses:
Property operating expenses	992,620	124,678	—	—	—	—	1,117,298
Rental expenses	—	—	42,025	874	1,199	324	44,422
Segment net operating income	$111,742	$13,863	$67,786	$12,478	$9,434	$7,014	$222,317
Expenses:
General and administrative							$36,169
Business acquisition expenses							2,244
Depreciation and amortization							138,644
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium, and loss on debt extinguishments)							(122,006)
Gain in fair value of derivative financial instruments							8,200
Gain on dispositions of real estate investments, net							29,777
Impairment of real estate investments							(12,510)
Loss from unconsolidated entities							(924)
Gain on re-measurement of previously held equity interest							726
Foreign currency gain							372
Other income							5,952
Total net other expense							(90,413)
Loss before income taxes							(45,153)
Income tax expense							(775)
Net loss							$(45,928)

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Integrated Senior Health Campuses	SHOP	MOBs	Senior Housing — Leased	SNFs	Hospitals	Nine Months Ended September 30, 2022
Revenues and grant income:
Resident fees and services	$897,345	$116,160	$—	$—	$—	$—	$1,013,505
Real estate revenue	—	—	111,798	15,703	19,625	7,245	154,371
Grant income	21,861	855	—	—	—	—	22,716
Total revenues and grant income	919,206	117,015	111,798	15,703	19,625	7,245	1,190,592
Expenses:
Property operating expenses	811,281	109,425	—	—	—	—	920,706
Rental expenses	—	—	42,259	551	1,644	346	44,800
Segment net operating income	$107,925	$7,590	$69,539	$15,152	$17,981	$6,899	$225,086
Expenses:
General and administrative							$31,673
Business acquisition expenses							2,161
Depreciation and amortization							122,704
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium, and loss on debt extinguishments)							(71,194)
Gain in fair value of derivative financial instruments							500
Gain on dispositions of real estate investments, net							2,796
Impairment of real estate investments							(39,191)
Income from unconsolidated entities							1,680
Gain on re-measurement of previously held equity interest							19,567
Foreign currency loss							(8,689)
Other income							2,399
Total net other expense							(92,132)
Loss before income taxes							(23,584)
Income tax expense							(499)
Net loss							$(24,083)
Total assets by reportable segment as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023	December 31, 2022
Integrated senior health campuses	$2,178,158	$2,157,748
MOBs	1,253,406	1,379,502
SHOP	572,960	635,190
Senior housing — leased	240,123	249,576
SNFs	216,507	245,717
Hospitals	105,045	106,067
Other	22,718	12,898
Total assets	$4,588,917	$4,786,698

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of and for the nine months ended September 30, 2023 and 2022, goodwill by reportable segment was as follows (in thousands):

	Integrated Senior Health Campuses	SHOP	MOBs	Senior Housing — Leased	SNFs	Hospitals	Total
Balance — December 31, 2022	$164,846	$—	$47,812	$5,924	$8,640	$4,389	$231,611
Goodwill acquired	3,331	—	—	—	—	—	3,331
Balance — September 30, 2023	$168,177	$—	$47,812	$5,924	$8,640	$4,389	$234,942

	Integrated Senior Health Campuses	SHOP	MOBs	Senior Housing — Leased	SNFs	Hospitals	Total
Balance — December 31, 2021	$119,856	$23,277	$47,812	$5,924	$8,640	$4,389	$209,898
Goodwill acquired	44,990	—	—	—	—	—	44,990
Balance — September 30, 2022	$164,846	$23,277	$47,812	$5,924	$8,640	$4,389	$254,888
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
Our portfolio of properties and other investments are located in the United States, the UK and Isle of Man. Revenues and grant income and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for our operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues and grant income:
United States	$463,053	$425,070	$1,380,542	$1,187,069
International	1,187	1,092	3,495	3,523
	$464,240	$426,162	$1,384,037	$1,190,592
The following is a summary of real estate investments, net by geographic regions as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Real estate investments, net:
United States	$3,388,749	$3,539,453
International	41,891	42,156
	$3,430,640	$3,581,609
17. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily our debt security investment, cash and cash equivalents, restricted cash and accounts and other receivables. We are exposed to credit risk with respect to our debt security investment, but we believe collection of the outstanding amount is probable. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants and residents is limited. We perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Based on leases as of September 30, 2023, properties in two states in the United States accounted for 10.0% or more of our total consolidated property portfolio’s annualized base rent or annualized NOI, which is based on contractual base rent from leases in effect for our non-RIDEA properties and annualized NOI for our SHOP and integrated senior health campuses as of September 30, 2023. Properties located in Indiana and Ohio accounted for 31.3% and 12.5%, respectively, of our total consolidated property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
Based on leases in effect as of September 30, 2023, our six reportable business segments, integrated senior health campuses, MOBs, SHOP, SNFs, senior housing — leased and hospitals accounted for 47.6%, 31.5%, 7.1%, 7.0%, 3.9% and 2.9%, respectively, of our total consolidated property portfolio’s annualized base rent or annualized NOI. As of September 30, 2023, none of our tenants at our properties accounted for 10.0% or more of our total consolidated property portfolio’s annualized base rent or annualized NOI.
18. Per Share Data
Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $963,000 and $1,497,000 for the three months ended September 30, 2023 and 2022, respectively, and $2,851,000 and $4,485,000 for the nine months ended September 30, 2023 and 2022, respectively. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. TBUs, nonvested shares of our RSAs and limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock.
As of September 30, 2023 and 2022, there were 186,868 and 223,064 nonvested shares, respectively, of our RSAs outstanding, but such shares were excluded from the computation of diluted earnings (loss) per share because such shares were anti-dilutive during these periods. As of both September 30, 2023 and 2022, there were 3,501,976 limited partnership units of our operating partnership outstanding, but such units were also excluded from the computation of diluted earnings (loss) per share because such units were anti-dilutive during these periods. As of September 30, 2023 and 2022, there were 159,678 and 19,200 nonvested time-based restricted stock units outstanding, respectively, but such units were excluded from the computation of diluted earnings (loss) per share because such restricted stock units were anti-dilutive during the period.
As of September 30, 2023, there were 70,751 nonvested performance-based restricted stock units outstanding, which were treated as contingently issuable shares pursuant to ASC Topic 718, Compensation — Stock Compensation. Such contingently issuable shares were excluded from the computation of diluted earnings (loss) per share because they were anti-dilutive during the period.
19. Subsequent Event
Option to Acquire Minority Joint Venture Partner’s Membership Interest in Trilogy REIT Holdings
On November 3, 2023, we entered into a Membership Interest Purchase Agreement, or the MIPA, with subsidiaries of NHI, which provides us with the option to purchase their 24.0% minority membership interest in Trilogy REIT Holdings. If we exercise this purchase option, we will own 100% of Trilogy REIT Holdings, which (assuming that there are no changes in the equity capitalization of Trilogy prior to consummation of the purchase) will in turn cause us to indirectly own approximately 97.4% of Trilogy. Subject to our first satisfying certain closing conditions, the option is exercisable for a closing before September 30, 2025 assuming that we exercise both extension options described below. If we exercise our purchase option, the all cash purchase price would be $240,500,000 if we consummate the purchase on or before March 31, 2024, would increase to $247,000,000 if we consummate the purchase from April 1, 2024 to and including December 31, 2024 and would further increase to $260,000,000 if we consummate the purchase on or after January 1, 2025.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The MIPA also allows us (at our election), instead of paying all cash, to consummate the purchase transaction by using a combination of cash and the issuance of new Series A Cumulative Convertible Preferred Stock, $0.01 par value per share, or our Convertible Preferred Stock, as purchase price consideration. We must pay at least a minimum amount of the purchase price in cash, in which case we would pay the remaining amount in shares of our Convertible Preferred Stock. The minimum cash amount will be $24,050,000 if we consummate the purchase on or before March 31, 2024, $24,700,000 if we consummate the purchase from April 1, 2024 to and including December 31, 2024, or $26,000,000 if we consummate the purchase on or after January 1, 2025, or the Minimum Cash Consideration. If issued, our Convertible Preferred Stock will be perpetual, will have a cumulative cash dividend with an initial annual rate of 4.75% (on the liquidation preference per share of $25.00 of our Convertible Preferred Stock) and will be redeemable by us at any time. The annual dividend rate will increase over time, and the redemption price will vary based on the date of redemption. In addition, holders of shares of our Convertible Preferred Stock will have the right, at any time on or after July 1, 2026 and from time to time, to convert some or all of such shares into shares of our common stock, subject to certain customary exceptions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to American Healthcare REIT, Inc. and its subsidiaries, including American Healthcare REIT Holdings, LP, except where otherwise noted.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to promote understanding of our results of operations and financial condition. Such discussion is provided as a supplement to, and should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2022 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or SEC, on March 17, 2023. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of September 30, 2023 and December 31, 2022, together with our results of operations and cash flows for the three and nine months ended September 30, 2023 and 2022. Our results of operations and financial condition, as reflected in the accompanying condensed consolidated financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors that could affect the ongoing viability of our tenants and residents.
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
Any such forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate, and beliefs of, and assumptions made by, our management and involve uncertainties that could significantly affect our financial results. Such statements include, but are not limited to: (i) statements about our plans, strategies, initiatives and prospects, including our proposed listing and future capital-raising initiatives and planned or future acquisitions or dispositions of properties and other assets, including our option to purchase the minority membership interest in Trilogy REIT Holdings; (ii) statements about the coronavirus, or COVID-19, pandemic, including its duration and potential or expected impact on our business and our view on forward trends as well as the termination of the federally declared public health emergency; and (iii) statements about our future results of operations, capital expenditures and liquidity. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation: changes in economic conditions generally and the real estate market specifically; the continuing adverse effects of the COVID-19 pandemic, including its effects on the healthcare industry, senior housing and skilled nursing facilities, or SNFs, and the economy in general; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due, including our ability to refinance the 2019 Trilogy Credit Facility on acceptable terms, or at all; our ability to maintain our qualification as a REIT for U.S. federal income tax purposes; changes in interest rates, including uncertainties about whether and when interest rates will continue to increase, and foreign currency risk; competition in the real estate industry; changes in GAAP policies and guidelines applicable to REITs; the success of our investment strategy; cybersecurity incidents and information technology failures, including unauthorized access to our computer systems and/or our vendors’ computer systems, and our third-party management companies’ computer systems and/or their vendors’ computer systems; our ability to retain our executive officers and key employees; and unexpected labor costs and inflationary pressures. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date on which such statements are made, and undue reliance should not be placed on such statements. We undertake no obligation to update any such statements that may become untrue because of subsequent events. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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
Operating Partnership
We conduct substantially all of our operations through our operating partnership, and we are the sole general partner of our operating partnership. As of both September 30, 2023 and December 31, 2022, we owned 95.0% of the partnership units, or OP units, in our operating partnership, and the remaining 5.0% limited OP units, were owned by AHI Group Holdings, LLC, which is owned and controlled by Jeffrey T. Hanson, the non-executive Chairman of our board of directors, or our board, Danny Prosky, our Chief Executive Officer and President, and Mathieu B. Streiff, one of our directors; Platform Healthcare Investor TII, LLC; Flaherty Trust; and a wholly owned subsidiary of Griffin Capital Company, LLC, or collectively, the NewCo Sellers. See Note 11, Redeemable Noncontrolling Interests, and Note 12, Equity — Noncontrolling Interests in Total Equity, to our accompanying condensed consolidated financial statements for a further discussion of the ownership in our operating partnership.
Public Offerings
As of September 30, 2023, after taking into consideration the Merger and the impact of the reverse stock split as discussed below, we had issued 65,445,557 shares for a total of $2,737,716,000 of common stock since February 26, 2014 in our initial public offerings and our distribution reinvestment plan, or DRIP, offerings (includes historical offering amounts sold by GAHR III and GAHR IV prior to the Merger).
On September 16, 2022, we filed with the SEC a Registration Statement on Form S-11 (File No. 333-267464), which was last amended on November 7, 2023 upon filing with the SEC Amendment No. 2 to the Registration Statement on Form S-11, with respect to a proposed public offering by us of our shares of common stock in conjunction with a contemplated listing of our common stock on the New York Stock Exchange, or the Proposed Listing. Such registration statement and contemplated listing are not yet effective.

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
On March 15, 2023, our board, at the recommendation of the audit committee of our board, which is comprised solely of independent directors, unanimously approved and established an updated estimated per share net asset value, or NAV, of our common stock of $31.40. We provide this updated estimated per share NAV annually to assist broker-dealers in connection with their obligations under Financial Industry Regulatory Authority Rule 2231 with respect to customer account statements. The updated estimated per share NAV is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of December 31, 2022. The valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives, or the IPA, in April 2013, in addition to guidance from the SEC. See our Current Report on Form 8-K filed with the SEC on March 17, 2023 for more information on the methodologies and assumptions used to determine, and the limitations and risks of, our updated estimated per share NAV.
Our Real Estate Investments Portfolio
We currently operate through six reportable business segments: integrated senior health campuses, MOBs, SHOP, SNFs, senior housing — leased and hospitals. As of September 30, 2023, we owned and/or operated 298 buildings and integrated senior health campuses, including completed development and expansion projects, representing approximately 18,875,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $4,485,940,000. In addition, as of September 30, 2023, we also owned a real estate-related debt investment purchased for $60,429,000.
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

Factors Which May Influence Results of Operations
Other than the effects of inflation and the lasting effects of the COVID-19 pandemic discussed below, as well as other national economic conditions affecting real estate generally, and as otherwise disclosed in our risk factors, we are not aware of any material trends or uncertainties that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, disposition, management and operation of our properties. For a further discussion of these and other factors that could impact our future results or performance, see “Forward-Looking Statements” above and Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q and those Risk Factors previously disclosed in our 2022 Annual Report on Form 10-K, as filed with the SEC on March 17, 2023.
COVID-19
Our residents, tenants, operating partners and managers, our industry and the U.S. economy have been adversely affected by the impacts of the COVID-19 pandemic, including its economic impact. While the immediate effects of the COVID-19 pandemic have subsided, the timing and extent of the economic recovery towards pre-pandemic norms is dependent upon many factors, including the emergence and severity of future COVID-19 variants, the effectiveness and frequency of booster vaccinations, the duration and implications of ongoing or future restrictions and safety measures, the availability of ongoing government financial support to our tenants, operating partners and managers and the overall pace of economic recovery, among others. As an owner and operator of healthcare facilities, we expect to continue to be adversely affected by the long-term effects of the COVID-19 pandemic for some period of time; however, it is not possible to predict the full extent of its future impact on us, our residents, tenants, operating partners and managers, the operations of our properties or the markets in which they are located, or the overall healthcare industry. COVID-19 is particularly dangerous among the senior population and results in heightened risk to our senior housing and SNFs, and we continue to work diligently to maintain aggressive protocols at such facilities as well as actively collaborate with our tenants, operating partners and managers to respond and take action to mitigate the impact of the COVID-19 pandemic.
We have evaluated such economic impacts of the COVID-19 pandemic on our business thus far and have incorporated information concerning such impacts into our assessments of liquidity, impairment and collectability from tenants and residents as of September 30, 2023. We will continue to monitor such impacts and will adjust our estimates and assumptions based on the best available information.
The COVID-19 pandemic resulted in a significant decline in resident occupancy at our senior housing — leased facilities, SNFs, SHOP and integrated senior health campuses and an increase in COVID-19-related operating expenses. Among other things, due to the shortage of healthcare personnel, the pandemic caused higher labor costs that continue to adversely affect us, including those related to greater reliance on agency staffing and more costly short-term hires. Expenses also increased due to pandemic-related costs (e.g., heightened cleaning and sanitation protocols) and the ongoing inflationary environment. This has, in general, resulted in decreased net operating income, or NOI, and margin at these properties relative to pre-pandemic levels. Therefore, our focus continues to be on improving occupancy and managing operating expenses. Resident occupancy for our properties has been improving, but labor costs continue to remain elevated, and we have had difficulty filling open positions and retaining existing staff. The timing and extent of any further improvement in occupancy or relief from these labor pressures remains unclear.
As a result of the federal government's COVID-19 public health emergency declaration in January 2020 and its COVID-19 national emergency declaration in March 2020, certain federal and state pandemic-related relief measures, such as funding, procedural waivers and/or reimbursement increases, became available to us and some of our tenants and operators. These declarations expired on May 11, 2023 and April 10, 2023, respectively, and certain relief measures have been wound down and others are being phased out. It is unclear what pandemic related relief measures, including funding, waiver and reimbursement programs, that we and certain of our tenants and operators benefited from will continue to be available or the extent they will be available. The impact on individual skilled nursing facilities’ operators will vary, and therefore it is not possible to predict or quantify the financial impact it will have on resident occupancies.
See the “Results of Operations” and “Liquidity and Capital Resources” sections below, for further discussion.

Inflation
During the nine months ended September 30, 2023 and 2022, inflation has affected our operations. The annual rate of inflation in the United States was 3.7% in September 2023, as measured by the Consumer Price Index. We believe inflation has impacted our operations such that we have experienced, and continue to experience, increases in the cost of labor, services, energy and supplies, and therefore continued inflationary pressures on our integrated senior health campuses and SHOP could continue to impact our profitability in future periods. However, an inflationary environment has also impacted our operations at such properties in that we have the ability to seek increases in rent when relatively short-term resident leases expire (typically one year or less), which will improve our operating performance at such properties, as well as increase rent coverage and the stability of our real estate revenue in our senior housing — leased and SNF segments over time.
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
In addition, inflation also caused, and may continue to cause, an increase in the cost of our variable-rate debt due to rising interest rates. See Item 3. Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk of this Quarterly Report on Form 10Q for further discussion.
Scheduled Lease Expirations
Excluding our SHOP and integrated senior health campuses, as of September 30, 2023, our properties were 92.6% leased, and during the remainder of 2023, 3.5% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next twelve months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. As of September 30, 2023, our remaining weighted average lease term was 6.2 years, excluding our SHOP and integrated senior health campuses.
Our combined SHOP and integrated senior health campuses were 84.4% leased as of September 30, 2023. Substantially all of our leases with residents at such properties are for a term of one year or less.
Results of Operations
Comparison of Three and Nine Months Ended September 30, 2023 and 2022
Our primary sources of revenue include rent generated by our leased, non-RIDEA properties, and resident fees and services revenue from our RIDEA properties. Our primary expenses include property operating expenses and rental expenses.
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. As of September 30, 2023, we operated through six reportable business segments: integrated senior health campuses, MOBs, SHOP, SNFs, senior housing — leased and hospitals.

The most significant drivers behind changes in our consolidated results of operations for the three and nine months ended September 30, 2023 compared to the corresponding periods in 2022 were the adverse effect of inflation, which resulted in increases in the cost of labor, services, energy and supplies; our acquisitions and dispositions of investments subsequent to September 30, 2022; and the transitions of the operations of certain leased skilled nursing and senior housing facilities to a RIDEA structure. Additional drivers behind the changes in our consolidated results of operations are discussed in more detail below. See Note 3, Real Estate Investments, Net and Business Combinations, to our accompanying condensed consolidated financial statements for a further discussion of our acquisitions and dispositions during 2023. As of September 30, 2023 and 2022, we owned and/or operated the following types of properties (dollars in thousands):

	September 30,
	2023			2022
	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased %
Integrated senior health campuses	125	$1,943,134	(1)	121	$1,894,235	(1)
MOBs	90	1,270,474	89.7%	105	1,378,995	89.6%
SHOP	46	729,767	(2)	47	706,871	(2)
Senior housing — leased	20	179,285	100%	20	179,285	100%
SNFs	15	223,500	100%	17	249,200	100%
Hospitals	2	139,780	100%	2	139,780	100%
Total/weighted average(3)	298	$4,485,940	92.6%	312	$4,548,366	92.6%
___________
(1)The leased percentage for the resident units of our integrated senior health campuses was 85.5% and 84.0% as of September 30, 2023 and 2022, respectively.
(2)The leased percentage for the resident units of our SHOP was 80.7% and 75.3% as of September 30, 2023 and 2022, respectively.
(3)Leased percentage includes all third-party leased space at our non-RIDEA properties (including master leases), and excludes our SHOP and integrated senior health campuses where leased percentage represents resident occupancy of the available units/beds therein.

Revenues and Grant Income
Our primary sources of revenue include resident fees and services revenue generated by our RIDEA properties and rent from our leased, non-RIDEA properties. For the three and nine months ended September 30, 2023 and 2022, resident fees and services revenue primarily consisted of rental fees related to resident leases, extended health care fees and other ancillary services, and real estate revenue primarily consisted of base rent and expense recoveries. The amount of revenues generated by our RIDEA properties depends principally on our ability to maintain resident occupancy rates. The amount of revenues generated by our non-RIDEA properties is dependent on our ability to maintain tenant occupancy rates of currently leased space and to lease available space at the then existing rental rates. We also receive grant income. Revenues and grant income by reportable segment consisted of the following for the periods then ended (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Resident Fees and Services Revenue
Integrated senior health campuses	$372,291	$328,751	$1,096,917	$897,345
SHOP	43,915	39,555	138,541	116,160
Total resident fees and services revenue	416,206	368,306	1,235,458	1,013,505
Real Estate Revenue
MOBs	35,688	37,128	109,811	111,798
SNFs	6,175	6,633	10,633	19,625
Senior housing — leased	2,684	5,143	13,352	15,703
Hospitals	2,423	2,419	7,338	7,245
Total real estate revenue	46,970	51,323	141,134	154,371
Grant Income
Integrated senior health campuses	1,064	5,796	7,445	21,861
SHOP	—	737	—	855
Total grant income	1,064	6,533	7,445	22,716
Total revenues and grant income	$464,240	$426,162	$1,384,037	$1,190,592
Resident Fees and Services Revenue
For our integrated senior health campuses segment, we experienced an increase in resident fees and services revenue of $43,540,000 and $199,572,000, respectively, for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, due to: (i) an increase of $14,053,000 and $97,806,000, respectively, related to our acquisition of the remaining 50.0% interest in a privately held company, RHS Partners, LLC, or RHS, on August 1, 2022, which owns and/or operates 16 integrated senior health campuses located in Indiana; (ii) improved resident occupancy and higher resident fees as a result of an increase in billing rates; and (iii) an increase of $5,897,000 and $33,371,000, respectively, due to the expansion of our customer base, expansion of services offered and an increase in billing rates for such services at an ancillary business unit within Trilogy Investors, LLC, or Trilogy. Such amounts were partially offset by a decrease in total resident fees and services revenue of $3,590,000 and $12,054,000, respectively, due to dispositions within our integrated senior health campuses segment during the third and fourth quarter of 2022.
For our SHOP segment, we experienced an increase in resident fees and services revenue of $4,360,000 and $22,381,000, respectively, for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, primarily due to: (i) our acquisition of a portfolio of seven senior housing facilities in Texas within our SHOP segment on December 5, 2022, which increased revenue by $6,907,000 and $20,464,000 respectively; and (ii) an increase of $3,656,000 and $8,378,000, respectively, due to transitioning the SNFs within the Central Wisconsin Senior Care Portfolio to a RIDEA structure in March 2023. The remaining increase in resident fees and services revenue for our SHOP segment was primarily attributable to improved resident occupancy and higher resident fees as a result of an increase in billing rates. Such increases were partially offset by a decrease of $7,169,000 and $11,398,000, respectively, for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, due to real estate dispositions within our SHOP segment during the three months ended December 31, 2022 and the nine months ended September 30, 2023.

Real Estate Revenue
For the three and nine months ended September 30, 2023, we experienced a decrease in real estate revenue for our SNFs of $458,000 and $8,992,000, respectively, as compared to the three and nine months ended September 30, 2022, due to transitioning the SNFs within the Central Wisconsin Senior Care Portfolio to a RIDEA structure in March 2023, which amount included the full amortization of $8,073,000 of above-market leases. In addition, for the three and nine months ended September 30, 2023, we experienced a decrease in real estate revenue for our senior housing — leased segment of $2,459,000 and $2,351,000, respectively, as compared to the three and nine months ended September 30, 2022, primarily due to transitioning the senior housing — leased facilities within Michigan ALF Portfolio to RIDEA, which amount included the full amortization of $2,756,000 of above-market leases. We also experienced a net decrease in real estate revenue for our MOBs segment for both the three and nine months ended September 30, 2023 of $1,440,000 and $1,987,000, respectively, as compared to the three and nine months ended September 30, 2022, primarily due to real estate dispositions of MOBs during the fourth quarter of 2022 and the nine months ended September 30, 2023, which was partially offset by fixed rent escalations and lease-up activity.
Grant Income
For the three months ended September 30, 2023 and 2022, we recognized $1,064,000 and $6,533,000, respectively, of grant income at our integrated senior health campuses and SHOP primarily related to government grants received through the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, economic stimulus programs. For the nine months ended September 30, 2023 and 2022, we recognized $7,445,000 and $22,716,000, respectively, of grant income at our integrated senior health campuses and SHOP primarily related to government grants received through the CARES Act economic stimulus programs. As of April 2023, the federal government’s COVID-19 public health emergency declaration expired and certain relief measures have been wound down and others are being phased out.
Property Operating Expenses and Rental Expenses
Property operating expenses and property operating expenses as a percentage of resident fees and services revenue and grant income, as well as rental expenses and rental expenses as a percentage of real estate revenue, by reportable segment consisted of the following for the periods then ended (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Property Operating Expenses
Integrated senior health campuses	$335,563	89.9%	$299,197	89.4%	$992,620	89.9%	$811,281	88.3%
SHOP	39,040	88.9%	38,290	95.0%	124,678	90.0%	109,425	93.5%
Total property operating expenses	$374,603	89.8%	$337,487	90.0%	$1,117,298	89.9%	$920,706	88.9%

Rental Expenses
MOBs	$13,690	38.4%	$14,155	38.1%	$42,025	38.3%	$42,259	37.8%
SNFs	352	5.7%	437	6.6%	1,199	11.3%	1,644	8.4%
Senior housing — leased	446	16.6%	160	3.1%	874	6.5%	551	3.5%
Hospitals	86	3.5%	98	4.1%	324	4.4%	346	4.8%
Total rental expenses	$14,574	31.0%	$14,850	28.9%	$44,422	31.5%	$44,800	29.0%
Integrated senior health campuses and SHOP typically have a higher percentage of direct operating expenses to revenue than MOBs, hospitals, leased senior housing and leased SNFs due to the nature of RIDEA-type facilities where we conduct day-to-day operations. For the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, the increase in total property operating expenses for our integrated senior health campuses segment was predominately due to (i) an increase of $14,481,000 and $95,737,000, respectively, attributable to our acquisition of the 50.0% interest in RHS on August 1, 2022; (ii) increased occupancy at the facilities within such segment; and (iii) an increase of $7,438,000 and $34,636,000, respectively, within Trilogy’s ancillary business unit due to higher labor costs associated with the expansion of services offered and inflation impacting the cost of goods sold. Such amounts were partially offset by a decrease in total property operating expenses of $2,851,000 and $9,311,000, respectively, due to real estate dispositions within our integrated senior health campuses segment during the third and fourth quarters of 2022.

For the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, total property operating expenses for our SHOP segment primarily increased due to: (i) an increase of $5,756,000 and $16,645,000, respectively, due to the acquisition of a portfolio of seven senior housing facilities within our SHOP segment in Texas on December 5, 2022; (ii) an increase of $3,962,000 and $9,223,000, respectively, due to transitioning the SNFs within the Central Wisconsin Senior Care Portfolio to a RIDEA structure in March 2023; (iii) higher operating expenses as a result of increased occupancy; and (iv) higher labor costs due to an increase in employee wages. Such amounts were partially offset by a decrease in total property operating expenses for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, of $8,717,000 and $13,445,000, respectively, due to real estate dispositions within our SHOP segment during the three months ended December 31, 2022 and during the nine months ended September 30, 2023.
General and Administrative
For the three months ended September 30, 2023, general and administrative expenses were $11,342,000 compared to $9,626,000 for the three months ended September 30, 2022. The increase in general and administrative expenses of $1,716,000 was primarily the result of an increase of $1,712,000 in bad debt expense.
For the nine months ended September 30, 2023, general and administrative expenses were $36,169,000 compared to $31,673,000 for the nine months ended September 30, 2022. The increase in general and administrative expenses of $4,496,000 was primarily the result of an increase of: (i) $1,910,000 in bad debt expense; (ii) $1,586,000 in stock compensation expense; and (iii) $890,000 in professional fees and legal fees.
Business Acquisition Expenses
For the three and nine months ended September 30, 2023, we recorded business acquisition expenses of $1,024,000 and $2,244,000, respectively, primarily incurred in pursuit of real estate-related investment opportunities. For the three and nine months ended September 30, 2022, we recorded business acquisition expenses of $231,000 and $2,161,000, respectively, primarily incurred in connection with $938,000 in transaction costs related to the acquisition of a pharmaceutical business in April 2022 and $61,000 and $780,000, respectively, of costs incurred in the pursuit of real estate investments that did not close. See Note 3, Real Estate Investments, Net and Business Combinations — Business Combinations, to our accompanying condensed consolidated financial statements for a further discussion of our acquisition of a pharmaceutical business in April 2022.
Depreciation and Amortization
For the three months ended September 30, 2023 and 2022, depreciation and amortization was $49,273,000 and $40,422,000, respectively, which primarily consisted of depreciation on our operating properties of $36,929,000 and $35,327,000, respectively, and amortization of our identified intangible assets of $11,778,000 and $4,421,000, respectively. For the nine months ended September 30, 2023 and 2022, depreciation and amortization was $138,644,000 and $122,704,000, respectively, which primarily consisted of depreciation on our operating properties of $109,967,000 and $104,077,000, respectively, and amortization of our identified intangible assets of $26,618,000 and $16,554,000, respectively.
For the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, the increase in depreciation and amortization of $8,851,000 and $15,940,000, respectively, was primarily due to: (i) an increase in depreciation and amortization within our SHOP segment and our integrated senior health campuses segment as a result of acquisitions that occurred subsequent to September 30, 2022, as well as development and capital expenditures since September 30, 2022; (ii) the full amortization of an aggregate $6,635,000 of in-place leases related to the transition of SNFs within the Central Wisconsin Senior Care Portfolio to a RIDEA structure in March 2023 and the transition of senior housing — leased facilities within the Michigan ALF Portfolio to a RIDEA structure; and (iii) the full amortization of $1,157,000 of depreciable assets as a result of storm damage affecting our properties in Louisiana, Nebraska, North Carolina and Texas. Such amounts were partially offset by a decrease in depreciation and amortization as a result of real estate dispositions within our SHOP segment and our MOBs segment subsequent to September 30, 2022.

Interest Expense
Interest expense, including gain or loss in fair value of derivative financial instruments, consisted of the following for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest expense:
Lines of credit and term loan and derivative financial instruments	$24,966	$14,806	$72,655	$31,382
Mortgage loans payable	14,215	10,485	41,310	29,637
Amortization of deferred financing costs:
Lines of credit and term loan	686	722	2,491	2,255
Mortgage loans payable	554	530	1,690	1,463
Amortization of debt discount/premium, net	887	134	2,662	464
Gain in fair value of derivative financial instruments	(3,402)	—	(8,200)	(500)
Loss on extinguishments of debt	345	628	345	5,038
Interest on finance lease liabilities	82	43	239	183
Interest expense on financing obligations and other liabilities	270	176	614	772
Total	$38,603	$27,524	$113,806	$70,694
The increase in total interest expense for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, was primarily due to an increase in debt balances since September 30, 2022 and a higher weighted average effective interest rate on our variable debt, which was 7.52% and 5.13% as of September 30, 2023 and 2022, respectively. Such increases in total interest expense for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, were primarily offset by: (i) a $7,700,000 increase in gain in fair value of our derivative financial instruments; (ii) $2,039,000 of net proceeds from our interest rate swaps; and (iii) a $4,693,000 decrease in loss on extinguishments of debt. See Note 7, Mortgage Loans Payable, Net, and Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements for a further discussion of debt extinguishments.
Gain or Loss on Dispositions of Real Estate Investments
For the three months ended September 30, 2023, we recognized an aggregate net gain on dispositions of our real estate investments of $31,981,000 primarily related to the sale of one SHOP within our Central Florida Senior Housing Portfolio and three MOBs. For the nine months ended September 30, 2023, we recognized an aggregate net gain on dispositions of our real estate investments of $29,777,000 primarily related to the sale of six SHOP within our Central Florida Senior Housing Portfolio and 14 MOBs. See Note 3, Real Estate Investments, Net and Business Combinations — Dispositions of Real Estate Investments, to our accompanying condensed consolidated financial statements for further discussion.
For the three and nine months ended September 30, 2022, we recognized an aggregate net gain on dispositions of our real estate investments of $2,113,000 and $2,796,000, respectively, primarily related to the disposition of one integrated senior health campus in Indiana.
Impairment of Real Estate Investments
For both the three and nine months ended September 30, 2023, we recognized an aggregate impairment charge of $12,510,000 for two of our SHOP within the Northern CA Senior Housing Portfolio. For the three and nine months ended September 30, 2022, we recognized an aggregate impairment charge of $21,851,000 and $39,191,000 on our SHOP within the Central Florida Senior Housing Portfolio, respectively. See Note 3, Real Estate Investments, Net and Business Combinations — Impairment of Real Estate Investments, to our accompanying condensed consolidated financial statements for further discussion.
Gain on Re-measurement of Previously Held Equity Interests
For the nine months ended September 30, 2023, we recognized a $726,000 gain on re-measurement of the fair value of our previously held equity interest in Memory Care Partners, LLC, or MCP. For both the three and nine months ended September 30, 2022, we recognized a $19,567,000 gain on re-measurement of the fair value of our previously held equity interest in RHS. See Note 3, Real Estate Investments, Net and Business Combinations — Business Combinations, to our accompanying condensed consolidated financial statements for further discussion.

Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations, borrowings under our lines of credit and proceeds from dispositions of real estate investments. For the next 12 months, our principal liquidity needs are to: (i) fund property operating expenses and general and administrative expenses; (ii) meet our debt service requirements (including principal and interest); (iii) fund development activities and capital expenditures; and (iv) make distributions to our stockholders, as required for us to continue to qualify as a REIT. We believe that the sources of liquidity described above, along with the probable refinancing of the 2019 Trilogy Credit Facility, will be sufficient to satisfy our cash requirements for the next 12 months and the longer term thereafter. We do not have any material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.
Material Cash Requirements
Capital Improvement Expenditures
A capital plan for each investment is established upon acquisition that contemplates the estimated capital needs of that investment, including costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include operating cash generated by the investment, capital reserves, a line of credit or other loan established with respect to the investment, other borrowings or additional equity investments from us and joint venture partners. The capital plan for each investment is adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of September 30, 2023, we had $17,866,000 of restricted cash in loan impounds and reserve accounts to fund a portion of such capital expenditures. Based on the budget for the properties we owned as of September 30, 2023, we estimated that unspent discretionary expenditures for capital and tenant improvements as of such date are equal to $52,883,000 for the remaining three months of 2023, although actual expenditures are dependent on many factors which are not presently known.
Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and lines of credit and term loan; (ii) interest payments on our mortgage loans payable and lines of credit and term loan, excluding the effect of our interest rate swaps; (iii) ground and other lease obligations; and (iv) financing obligations as of September 30, 2023 (in thousands):

	Payments Due by Period
	2023	2024-2025	2026-2027	Thereafter	Total
Principal payments — fixed-rate debt	$4,804	$183,615	$190,619	$528,962	$908,000
Interest payments — fixed-rate debt	7,647	54,339	38,683	248,626	349,295
Principal payments — variable-rate debt	57	660,430	925,443	27,328	1,613,258
Interest payments — variable-rate debt (based on rates in effect as of September 30, 2023)	31,009	167,433	46,801	6,746	251,989
Ground and other lease obligations	8,972	70,936	70,690	202,022	352,620
Financing obligations	1,342	9,910	8,646	35,106	55,004
Total	$53,831	$1,146,663	$1,280,882	$1,048,790	$3,530,166
Distributions
For information on distributions, see the “Distributions” section below.
Credit Facilities
We are party to a credit agreement, as amended, with an aggregate maximum principal amount up to $1,050,000,000, or the 2022 Credit Facility. In addition, we are party to an agreement, as amended, regarding a senior secured revolving credit facility with an aggregate maximum principal amount of $400,000,000, or the 2019 Trilogy Credit Facility, and an outstanding balance of $367,000,000 as of September 30, 2023, which is scheduled to mature in less than 12 months on September 5, 2024. See Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements for further discussion. We are currently evaluating our options for refinancing the 2019 Trilogy Credit Facility based on current loan-to-value ratios and lending market conditions and believe it is probable that we could extend the maturity date of this facility or obtain a replacement facility that would extend the maturity date beyond 12 months from the filing date of this Quarterly Report on Form 10-Q.

As of September 30, 2023, our aggregate borrowing capacity under the 2022 Credit Facility and the 2019 Trilogy Credit Facility was $1,450,000,000. As of September 30, 2023, our aggregate borrowings outstanding under our credit facilities was $1,277,900,000 and we had an aggregate of $172,100,000 available on such facilities.
Cash Flows
The following table sets forth changes in cash flows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash, cash equivalents and restricted cash — beginning of period	$111,906	$125,486
Net cash provided by operating activities	72,766	113,441
Net cash provided by (used in) investing activities	20,701	(122,539)
Net cash (used in) provided by financing activities	(123,177)	7,969
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(40)	(59)
Cash, cash equivalents and restricted cash — end of period	$82,156	$124,298
The following summary discussion of our changes in our cash flows is based on our accompanying condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
For the nine months ended September 30, 2023 and 2022, cash flows provided by operating activities were primarily related to the cash flows provided by our property operations, offset by payments of general and administrative expenses and interest payments on our outstanding indebtedness. In general, cash flows from operating activities are affected by the timing of cash receipts and payments. See the “Results of Operations” section above for further discussion.
Investing Activities
For the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, the change from net cash used in investing activities to net cash provided by investing activities was primarily due to a $142,239,000 increase in proceeds from dispositions of real estate investments and a $29,743,000 decrease in cash paid to acquire real estate investments. Such amounts were partially offset by a $23,028,000 increase in development and capital expenditures and an $7,563,000 increase in investments in unconsolidated entities. See Note 3, Real Estate Investments, Net and Business Combinations, to our accompanying condensed consolidated financial statements for a further discussion of our acquisitions and dispositions.
Financing Activities
For the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, the change from net cash provided by financing activities to net cash used in financing activities was primarily due to the change from net borrowings under our lines of credit and mortgage loans payable of $94,296,000 to net payments on our lines of credit and mortgage loans payable of $15,853,000.
Distributions
Our board authorized record date distributions to holders of our Class T common stock and Class I common stock of record as of each monthly record date from January 2022 through June 2022, equal to $0.133333332 per share of our common stock, which was equal to an annualized distribution rate of $1.60 per share. The distributions were paid in cash or shares of our common stock pursuant to the DRIP offering. Effective beginning with the third quarter of 2022, distributions, if any, were or shall be authorized by our board on a quarterly basis, in such amounts as our board determined or shall determine, and each quarterly record date for the purposes of such distributions was or shall be determined and authorized by our board in the last month of each calendar quarter until such time as our board changes our distribution policy. Our board authorized a quarterly distribution to holders of our Class T common stock and Class I common stock of record as of the close of business on September 29, 2022. Such quarterly distribution was equal to $0.40 per share of our common stock, which was equal to an annualized distribution rate of $1.60 per share and paid in cash or shares of our common stock pursuant to the DRIP offering, only from legally available funds.

On November 14, 2022, our board suspended the DRIP offering beginning with distributions declared for the quarter ended December 31, 2022. As a result of the suspension of the DRIP offering, unless and until our board reinstates the DRIP offering, stockholders who are current participants in the DRIP will be paid distributions in cash. Our board authorized a quarterly distribution to holders of our Class T common stock and Class I common stock of record as of the close of business on December 29, 2022. Such quarterly distribution was equal to $0.40 per share of our common stock, which was equal to an annualized distribution rate of $1.60 per share and paid in cash, only from legally available funds.
In response to interest rates that have increased drastically since the beginning of 2022, and greater uncertainty surrounding further interest rate movements, our board elected to reduce our quarterly distribution to $0.25 per share in order to preserve our liquidity, better align distributions with available cash flows and position our company for its long-term strategic goals. Therefore, our board authorized a quarterly distribution equal to $0.25 per share to holders of our Class T common stock and Class I common stock commencing with the first quarter of 2023. Such quarterly distributions were equal to an annualized distribution rate of $1.00 per share and paid in cash, only from legally available funds. See our Current Reports on Form 8-K filed with the SEC on March 17, 2023, June 16, 2023 and September 20, 2023 for more information.
The following tables reflect distributions we paid for the nine months ended September 30, 2023 and 2022, along with the amount of distributions reinvested pursuant to the DRIP and the sources of distributions as compared to cash flows from operations or funds from operations attributable to controlling interest, or FFO, a non-GAAP financial measure (dollars in thousands):

	Nine Months Ended September 30,
	2023		2022
Distributions paid in cash	$59,685		$35,391
Distributions reinvested	—		26,118
	$59,685		$61,509
Sources of distributions:
Cash flows from operations	$59,685	100%	$61,509	100%
Proceeds from borrowings	—	—	—	—
	$59,685	100%	$61,509	100%

	Nine Months Ended September 30,
	2023		2022
Distributions paid in cash	$59,685		$35,391
Distributions reinvested	—		26,118
	$59,685		$61,509
Sources of distributions:
FFO attributable to controlling interest	$57,075	95.6%	$61,509	100%
Proceeds from borrowings	2,610	4.4	—	—
	$59,685	100%	$61,509	100%
As of September 30, 2023, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and some portion of a distribution to our stockholders may have been paid from borrowings. For a further discussion of FFO, including a reconciliation of our GAAP net loss to FFO, see “Funds from Operations and Normalized Funds from Operations” below.
Financing
We anticipate that our overall leverage will approximate 50.0% of the combined fair market value of all of our properties, and other real estate-related investments, as determined at the end of each calendar year. For these purposes, the market value of each asset will be equal to the contract purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of September 30, 2023, our aggregate borrowings were 53.2% of the combined market value of all of our real estate and real estate-related investments.

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
Debt Service Requirements
A significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of September 30, 2023, we had $1,243,358,000 of fixed-rate and variable-rate mortgage loans payable outstanding secured by our properties. As of September 30, 2023, we had $1,277,900,000 outstanding and $172,100,000 remained available under our lines of credit. The weighted average effective interest rate on our outstanding debt, factoring in our interest rate swaps, was 5.77% per annum as of September 30, 2023. See Note 7, Mortgage Loans Payable, Net, and Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements.
We are required by the terms of certain loan documents to meet various financial and non-financial covenants, such as leverage ratios, net worth ratios, debt service coverage ratios and fixed charge coverage ratios. As of September 30, 2023, we were in compliance with all such covenants and requirements on our mortgage loans payable and our lines of credit and term loan. If any future covenants are violated, we anticipate seeking a waiver or amending the debt covenants with the lenders when and if such event should occur. However, there can be no assurances that management will be able to effectively achieve such plans.
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
However, FFO and NFFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) as an indicator of our operating performance, GAAP cash flows from operations as an indicator of our liquidity or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and NFFO measures and the adjustments to GAAP in calculating FFO and NFFO. Presentation of this information is intended to provide useful information to management, investors and industry analysts as they compare the operating performance used by the REIT industry, although it should be noted that not all REITs calculate funds from operations and normalized funds from operations the same way, so comparisons with other REITs may not be meaningful. FFO and NFFO should be reviewed in conjunction with other measurements as an indication of our performance. None of the SEC, NAREIT, or any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or NFFO. In the future, the SEC, NAREIT, or another regulatory body may decide to standardize the allowable adjustments across the REIT industry and we would have to adjust our calculation and characterization of FFO or NFFO.

The following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to FFO and NFFO for the periods presented below (in thousands except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(6,446)	$(7,644)	$(45,928)	$(24,083)
Depreciation and amortization related to real estate — consolidated properties	49,235	40,390	138,530	122,640
Depreciation and amortization related to real estate — unconsolidated entities	96	197	254	1,043
Impairment of real estate investments — consolidated properties	12,510	21,851	12,510	39,191
Gain on dispositions of real estate investments, net — consolidated properties	(31,981)	(2,113)	(29,777)	(2,796)
Net loss (income) attributable to noncontrolling interests	457	(5,861)	1,884	(9,688)
Gain on re-measurement of previously held equity interests	—	(19,567)	(726)	(19,567)
Depreciation, amortization, impairments, net gain on dispositions and gain on re-measurements — noncontrolling interests	(6,061)	(757)	(19,672)	(14,910)
FFO attributable to controlling interest	$17,810	$26,496	$57,075	$91,830

Business acquisition expenses	$1,024	$231	$2,244	$2,161
Amortization of above- and below-market leases	3,103	700	12,233	1,904
Amortization of closing costs	71	60	204	174
Change in deferred rent	1,478	(1,029)	1,238	(3,333)
Non-cash impact of changes to equity instruments	1,579	880	4,244	2,659
Capitalized interest	(47)	(44)	(127)	(122)
Loss on debt extinguishments	345	628	345	5,038
Gain in fair value of derivative financial instruments	(3,402)	—	(8,200)	(500)
Foreign currency loss (gain)	1,704	3,695	(372)	8,689
Adjustments for unconsolidated entities	(106)	(6)	(359)	162
Adjustments for noncontrolling interests	(386)	(575)	(976)	(2,078)
NFFO attributable to controlling interest	$23,173	$31,036	$67,549	$106,584
Weighted average Class T and Class I common shares outstanding — basic and diluted	66,048,991	65,819,808	66,036,253	65,735,176
Net loss per Class T and Class I common share attributable to controlling interest — basic and diluted	$(0.09)	$(0.21)	$(0.67)	$(0.51)
FFO per Class T and Class I common share attributable to controlling interest — basic and diluted	$0.27	$0.40	$0.86	$1.40
NFFO per Class T and Class I common share attributable to controlling interest — basic and diluted	$0.35	$0.47	$1.02	$1.62
Net Operating Income
NOI is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, business acquisition expenses, depreciation and amortization, interest expense, gain or loss on dispositions, income or loss from unconsolidated entities, gain on re-measurement of previously held equity interests, foreign currency gain or loss, other income and income tax benefit or expense.
NOI is not equivalent to our net income (loss) as determined under GAAP and may not be a useful measure in measuring operational income or cash flows. Furthermore, NOI should not be considered as an alternative to net income (loss) as an indication of our operating performance or as an alternative to cash flows from operations as an indication of our liquidity. NOI should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income (loss). NOI should be reviewed in conjunction with other measurements as an indication of our performance. Investors are also cautioned that NOI should only be used to assess our operational performance in periods in which we have not incurred or accrued any business acquisition expenses.

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
To facilitate understanding of this financial measure, the following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to NOI for the periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(6,446)	$(7,644)	$(45,928)	$(24,083)
General and administrative	11,342	9,626	36,169	31,673
Business acquisition expenses	1,024	231	2,244	2,161
Depreciation and amortization	49,273	40,422	138,644	122,704
Interest expense	38,603	27,524	113,806	70,694
Gain on dispositions of real estate investments, net	(31,981)	(2,113)	(29,777)	(2,796)
Impairment of real estate investments	12,510	21,851	12,510	39,191
Loss (income) from unconsolidated entities	505	344	924	(1,680)
Gain on re-measurement of previously held equity interests	—	(19,567)	(726)	(19,567)
Foreign currency loss (gain)	1,704	3,695	(372)	8,689
Other income	(1,755)	(670)	(5,952)	(2,399)
Income tax expense	284	126	775	499
Net operating income	$75,063	$73,825	$222,317	$225,086
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
We have entered into, and may continue to enter into, derivative financial instruments such as interest rate swaps and interest rate caps in order to mitigate our interest rate risk on a related financial instrument, and for which we have not and may not elect hedge accounting treatment. We did not elect to apply hedge accounting treatment to these derivatives; therefore, changes in the fair value of interest rate derivative financial instruments were recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations and comprehensive loss. As of September 30, 2023, our interest rate swaps are recorded in other assets, net in our accompanying condensed consolidated balance sheet at their fair value of $8,200,000. We do not enter into derivative transactions for speculative purposes. For information on our interest rate swaps, see Note 9, Derivative Financial Instruments, and Note 13, Fair Value Measurements, to our accompanying condensed consolidated financial statements.

As of September 30, 2023, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes, excluding the effect of our interest rate swaps (dollars in thousands):

	Expected Maturity Date
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Assets
Debt security held-to-maturity	$—	$—	$93,433	$—	$—	$—	$93,433	$93,047
Weighted average interest rate on maturing fixed-rate debt security	—%	—%	4.24%	—%	—%	—%	4.24%	—
Liabilities
Fixed-rate debt — principal payments	$4,804	$47,582	$136,033	$155,670	$34,949	$528,962	$908,000	$718,803
Weighted average interest rate on maturing fixed-rate debt	3.24%	3.53%	4.29%	2.99%	3.34%	3.27%	3.39%	—
Variable-rate debt — principal payments	$57	$630,277	$30,153	$375,265	$550,178	$27,328	$1,613,258	$1,617,675
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of September 30, 2023)	8.18%	8.14%	7.81%	7.15%	7.05%	7.58%	7.52%	—
Debt Security Investment, Net
As of September 30, 2023, the net carrying value of our debt security investment was $85,922,000. As we expect to hold our debt security investment to maturity and the amounts due under such debt security investment would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our debt security investment, would have a significant impact on our operations. See Note 13, Fair Value Measurements, to our accompanying condensed consolidated financial statements, for a discussion of the fair value of our investment in a held-to-maturity debt security. The effective interest rate on our debt security investment was 4.24% per annum as of September 30, 2023.
Mortgage Loans Payable, Net and Lines of Credit and Term Loan
Mortgage loans payable were $1,243,358,000 ($1,221,238,000, net of discount/premium and deferred financing costs) as of September 30, 2023. As of September 30, 2023, we had 71 fixed-rate mortgage loans payable and 13 variable-rate mortgage loans payable with effective interest rates ranging from 2.21% to 8.44% per annum and a weighted average effective interest rate of 4.64%. In addition, as of September 30, 2023, we had $1,277,900,000 ($1,277,076,000, net of deferred financing fees) outstanding under our lines of credit and term loan, at a weighted average interest rate of 7.39% per annum.
As of September 30, 2023, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps, was 5.77% per annum. An increase in the variable interest rate on our variable-rate mortgage loans payable and lines of credit and term loan constitutes a market risk. As of September 30, 2023, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on all of our other variable-rate mortgage loans payable and lines of credit and unhedged term loan by $5,390,000, or 3.7% of total annualized interest expense on our mortgage loans payable and lines of credit and term loan. See Note 7, Mortgage Loans Payable, Net and Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements.
Other Market Risk
In addition to changes in interest rates and foreign currency exchange rates, the value of our future investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants and residents, which may affect our ability to refinance our debt if necessary.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2023 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2023, were effective at the reasonable assurance level.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our residents, tenants, operating partners and managers, our industry and the U.S. economy continue to be adversely affected by the COVID-19 pandemic and related supply chain disruptions, inflation and labor shortages. While the immediate effects of the COVID-19 pandemic have subsided, the timing and extent of the recovery towards pre-pandemic norms is dependent upon many factors, including the emergence and severity of future COVID-19 variants, the effectiveness and frequency of booster vaccinations, the duration and implications of ongoing or future restrictions and safety measures, the availability of ongoing government financial support to our tenants, operating partners and managers and the overall pace of economic recovery, among others. As an owner and operator of healthcare facilities, we expect to continue to be adversely affected by the long-term effects of the COVID-19 pandemic for some period of time; however, it is not possible to predict the full extent of its future impact on us, our residents, tenants, operating partners and managers, the operations of our properties or the markets in which they are located, or the overall healthcare industry. COVID-19 is particularly dangerous among the senior population and results in heightened risk to our senior housing and SNFs, and we continue to work diligently to maintain aggressive protocols at such facilities as well as actively collaborate with our tenants, operating partners and managers to respond and take action to mitigate the impact of the COVID-19 pandemic.
The COVID-19 pandemic resulted in a significant decline in resident occupancy at our senior housing — leased facilities, SNFs, SHOP and integrated senior health campuses and an increase in COVID-19 related operating expenses. Among other things, due to the shortage of healthcare personnel, the pandemic caused higher labor costs that continue to adversely affect us, including those related to greater reliance on agency staffing and more costly short-term hires. Expenses also increased due to pandemic-related costs (e.g., heightened cleaning and sanitation protocols) and the ongoing inflationary environment. This has, in general, resulted in decreased NOI and margin at these properties relative to pre-pandemic levels. Therefore, our focus continues to be on improving occupancy and managing operating expenses. Resident occupancy for our other properties has been improving, but labor costs continue to remain elevated, and we have had difficulty filling open positions and retaining existing staff. The timing and extent of any further improvement in occupancy or relief from these labor pressures remains unclear. No assurance can be given that recent improvements in our occupancy, margin or NOI will be maintained or will continue at the same pace or at all, or that our occupancy, margin or NOI will ever return to pre-pandemic levels.
As a result of the federal government’s COVID-19 public health emergency declaration in January 2020 and its COVID-19 national emergency declaration in March 2020, certain federal and state pandemic-related relief measures, such as funding, procedural waivers and/or reimbursement increases, became available to us and some of our tenants and operators. These declarations expired on May 11, 2023 and April 10, 2023, respectively, and certain relief measures have been wound-down and others are being phased out. It is unclear what pandemic-related relief measures, including funding, waiver and reimbursement programs, that we and certain of our tenants and operators benefited from will continue to be available or the extent they will be available. The impact on individual skilled nursing facilities’ operators will vary, and therefore it is not possible to predict or quantify the financial impact it will have on resident occupancies.

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

Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Fourth Articles of Amendment and Restatement of Griffin-American Healthcare REIT IV, Inc., dated October 1, 2021 (included as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55775) filed October 1, 2021 and incorporated herein by reference)

3.2
Amended and Restated Bylaws of American Healthcare REIT, Inc. (included as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55775) filed February 17, 2023 and incorporated herein by reference)

10.1
Extension Letter to the First Amended and Restated Senior Secured Credit Agreement, dated as of September 5, 2023, by and among Trilogy RER, LLC, certain subsidiaries of Trilogy RER, LLC, Trilogy Investors, LLC, Trilogy Healthcare Holdings, Inc., Trilogy OpCo, LLC, Trilogy Pro Services, LLC, and KeyBank National Association (included as Exhibit 10.23 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-267464) filed November 7, 2023 and incorporated herein by reference)

10.2
Membership Interest Purchase Agreement by and among GAHC3 Trilogy JV, LLC, American Healthcare REIT, Inc., Trilogy Holdings NT-HCI, LLC and NorthStar Healthcare Income Operating Partnership, LP, dated as of November 3, 2023 (included as Exhibit 10.1 of our Current Report on Form 8-K (File No. 000-55775) filed November 7, 2023 and incorporated herein by reference)

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

American Healthcare REIT, Inc. (Registrant)

November 13, 2023	By:	/s/ DANNY PROSKY
Date		Danny Prosky
Chief Executive Officer, President and Director
(Principal Executive Officer)

November 13, 2023	By:	/s/ BRIAN S. PEAY
Date		Brian S. Peay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)