Form 10-K
period 2023-12-31
American Healthcare REIT, Inc.
filed 2024-03-22
CIK 1632970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-41951
AMERICAN HEALTHCARE REIT, INC.
(Exact name of registrant as specified in its charter)

Maryland	47-2887436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
18191 Von Karman Avenue, Suite 300 Irvine, California	92612
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (949) 270-9200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	AHR	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
Class T and Class I Common Stock, $0.01 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of June 30, 2023, there was no established market for the registrant’s common stock. On March 15, 2023, the registrant’s board of directors established an updated estimated per share net asset value, or NAV, of the registrant’s common stock of $31.40 as of December 31, 2022. As of the last business day of the registrant’s most recently completed second fiscal quarter, there were, approximately 19,263,441 shares of Class T common stock and 46,439,950 shares of Class I common stock held by non-affiliates, for an aggregate market value of $604,872,000 and $1,458,214,000, respectively, assuming a market value as of that date of $31.40 per share.
As of March 15, 2024, there were 65,372,222 shares of common stock, 19,552,425 shares of Class T common stock and 46,673,320 shares of Class I common stock of American Healthcare REIT, Inc. outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

AMERICAN HEALTHCARE REIT, INC.
(A Maryland Corporation)

PART I
Item 1. Business.
The use of the words “we,” “us” or “our” refers to American Healthcare REIT, Inc. and its subsidiaries, including American Healthcare REIT Holdings, LP, except where otherwise noted.
Company
American Healthcare REIT, Inc., a Maryland corporation, is a self-managed real estate investment trust, or REIT, that acquires, owns and operates a diversified portfolio of clinical healthcare real estate properties, focusing primarily on outpatient medical buildings, senior housing, skilled nursing facilities, or SNFs, and other healthcare-related facilities. We have built a fully-integrated management platform, with approximately 110 employees, that operates clinical healthcare properties throughout the United States, the United Kingdom and the Isle of Man. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). Our healthcare facilities operated under a RIDEA structure include our senior housing operating properties, or SHOP, and our integrated senior health campuses. We have originated and acquired secured loans and may also originate and acquire other real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income; however, we have selectively developed, and may continue to selectively develop, healthcare real estate properties. We have elected to be taxed as a REIT for U.S. federal income tax purposes. We believe that we have been organized and operated, and we intend to continue to operate, in conformity with the requirements for qualification and taxation as a REIT under the Code.
On October 1, 2021, Griffin-American Healthcare REIT III, Inc., or GAHR III, merged with and into a wholly-owned subsidiary, or Merger Sub, of Griffin-American Healthcare REIT IV, Inc., or GAHR IV, with Merger Sub being the surviving company, which we refer to as the REIT Merger, and our operating partnership, Griffin-American Healthcare REIT IV Holdings, LP, merged with and into Griffin-American Healthcare REIT III Holdings, LP, or the Surviving Partnership, with the Surviving Partnership being the surviving entity, which we refer to as the Partnership Merger and, together with the REIT Merger, the Merger. Following the Merger on October 1, 2021, our company was renamed American Healthcare REIT, Inc. and the Surviving Partnership was renamed American Healthcare REIT Holdings, LP, or our operating partnership.
Also on October 1, 2021, immediately prior to the consummation of the Merger, GAHR III acquired a newly formed entity, American Healthcare Opps Holdings, LLC, which we refer to as the AHI Acquisition, pursuant to a contribution and exchange agreement dated June 23, 2021. Following the Merger and the AHI Acquisition, our company became self-managed.
See Note 1, Organization and Description of Business, and Note 4, Business Combinations — 2021 Business Combinations, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of the Merger and the AHI Acquisition.
Operating Partnership
We conduct substantially all of our operations through our operating partnership, and we are the sole general partner of our operating partnership. As of both December 31, 2023 and 2022, we owned approximately 95.0% of the operating partnership units, or OP units, in our operating partnership, and the remaining 5.0% limited OP units were owned by AHI Group Holdings, LLC, which is owned and controlled by Jeffrey T. Hanson, the non-executive Chairman of our board of directors, or our board, Danny Prosky, our Chief Executive Officer, President and director, and Mathieu B. Streiff, one of our directors; Platform Healthcare Investor TII, LLC; Flaherty Trust; and a wholly-owned subsidiary of Griffin Capital Company, LLC. See Note 12, Redeemable Noncontrolling Interests, and Note 13, Equity — Noncontrolling Interests in Total Equity, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of the ownership in our operating partnership.
Public Offerings
As of December 31, 2023, after taking into consideration the Merger and the impact of the reverse stock split as discussed below, we had issued 65,445,557 shares of common stock for a total of $2,737,716,000 since February 26, 2014 in our initial public offerings and our distribution reinvestment plan, or DRIP, offerings (including historical offering amounts sold by GAHR III and GAHR IV prior to the Merger).
On November 10, 2022, our board approved charter amendments to effect, on November 15, 2022, a one-for-four reverse stock split of our common stock and a corresponding reverse split of the OP units, or the Reverse Splits. All numbers of common shares and per share data, as well as the OP units, in this Annual Report on Form 10-K have been retroactively adjusted for all periods presented to give effect to the Reverse Splits.

On February 9, 2024, pursuant to a Registration Statement filed with the United States Securities and Exchange Commission, or SEC, on Form S-11 (File No. 333-267464), as amended, we closed our underwritten public offering, or the 2024 Offering, through which we issued 64,400,000 shares of common stock, $0.01 par value per share, for a total of $772,800,000 in gross offering proceeds. Such amounts include the exercise in full of the underwriters’ overallotment option to purchase up to an additional 8,400,000 shares of common stock. These shares are listed on New York Stock Exchange, or NYSE, under the trading symbol “AHR” and began trading on February 7, 2024. See Note 13, Equity, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of our public offerings.
Key Developments
•During 2023, we, through our majority-owned subsidiary, Trilogy Investors, LLC, or Trilogy, entered into further amendments to an amended and restated loan agreement, or the 2019 Trilogy Credit Agreement, to: (i) extend the maturity date of the 2019 Trilogy Credit Agreement to June 5, 2025; and (ii) update the definition of Implied Debt Service (as defined in such agreement), which is used to calculate the Real Estate Borrowing Base Availability (as defined in such agreement), for interest rate changes and to add an annual interest-only payment calculation option.
•During 2023, we entered into interest rate swap agreements to hedge an aggregate of $750,000,000 of our variable-rate debt.
•During 2023, we expanded our integrated senior health campuses segment by $49,531,000 primarily through the acquisition and expansion of campuses.
•During 2023, we disposed of properties within our outpatient medical, or OM, and SHOP segments for an aggregate contract sales price of $194,640,000.
•On November 3, 2023, we entered into a Membership Interest Purchase Agreement with subsidiaries of NorthStar Healthcare Income, Inc., or NHI, which provides us with the option to purchase their 24.0% minority membership interest in Trilogy REIT Holdings, LLC. If we exercise this purchase option, we will own 100% of Trilogy REIT Holdings, LLC, which will in turn cause us to indirectly own approximately 97.5% of Trilogy.
•On February 9, 2024, we completed our underwritten public offering through which we issued 64,400,000 shares of common stock, $0.01 par value per share, for a total of $772,800,000 in gross offering proceeds. These shares are listed on the NYSE under the trading symbol “AHR” and began trading on February 7, 2024.
•On February 14, 2024, we, through our operating partnership, entered into an amendment, or the 2024 Credit Agreement, to our existing credit agreement, to increase the aggregate maximum borrowing capacity to up to $1,150,000,000 and extend the maturity date of the senior unsecured revolving credit facility portion of the 2024 Credit Agreement to February 14, 2028. The 2024 Credit Agreement replaced our existing credit agreement that had an aggregate maximum principal amount of up to $1,050,000,000.
•As of March 22, 2024, we owned and/or operated 318 buildings and integrated senior health campuses, or approximately 19,451,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $4,566,829,000. In addition, as of March 22, 2024, we also owned a real estate-related debt investment purchased for $60,429,000.
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
Business Objectives and Growth Strategies
Our business objectives are to grow our earnings and cash flows, maintain financial flexibility, increase the value of our portfolio, make regular cash distributions to our stockholders and generate attractive risk-adjusted returns through the following growth strategies:
•external growth through disciplined and targeted acquisitions to expand our diversified portfolio;
•continue to develop integrated senior health campuses through experienced development partners (i.e., Trilogy);

•provide sustained stability through consistent outpatient medical building performance with the opportunity for revenue growth driven by occupancy gains and improving lease spreads; and
•actively position our balance sheet for growth.
Investment Strategy
We have acquired, and may continue to acquire, properties either directly or jointly with third parties and may also consider disposing of, non-core properties from time to time outright or in joint ventures. We also have originated and acquired, and may continue to originate or acquire, secured loans and other real estate-related investments on an infrequent and opportunistic basis.
We generally seek investments that produce current income; however, we have selectively developed, are currently developing (through Trilogy), and may continue to selectively develop, real estate properties. Our portfolio may include properties in various stages of development other than those producing current income. These stages include unimproved land both with and without entitlements and permits, property to be redeveloped and repositioned, newly constructed properties and properties in lease-up or other stabilization stages, all of which have limited or no relevant operating histories and current income. We make such investment determinations based upon a variety of factors, including the anticipated risk-adjusted returns for such properties when compared with other available properties, the appropriate diversification of our portfolio and our objectives of realizing both current income and capital appreciation.
We seek to grow our earnings and cash flows, maintain financial flexibility, increase the value of our portfolio, make regular cash distributions and generate attractive risk-adjusted returns for our stockholders through the business objectives and growth strategies discussed above. In order to achieve these objectives, we may invest using a number of investment structures, which may include direct acquisitions, joint ventures, leveraged investments, issuing securities for property and direct and indirect investments in real estate. In order to maintain our exemption from regulation as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act, we may be required to limit our investments in certain types of real estate-related investments. See “Investment Company Act Considerations” below for a further discussion.
For each of our investments, regardless of property type, we seek to invest in properties with the following attributes:
•Strong Local Health Systems and Operating Partners. We seek to invest in properties that are associated with strong health systems and operators, provide exceptional care, have dominant market share and/or are critical to the healthcare delivery system in the communities that they serve.
•Quality. We seek to acquire properties that are suitable for their intended use with a quality of construction that is capable of sustaining the property’s long-term investment potential, assuming funding of budgeted maintenance, repairs and capital improvements.
•Location. We seek to acquire properties that are located in established or otherwise appropriate markets, with access and visibility suitable to meet the needs of their occupants. In addition to United States properties, we also may seek to acquire international properties that meet our investment criteria.
•Market; Supply and Demand. We focus on local or regional markets that have potential for stable and growing property level cash flows in the long term. These determinations are based in part on an evaluation of local and regional economic, demographic and regulatory factors affecting the property. For instance, we favor markets that indicate a growing population and employment base and markets that exhibit potential limitations on additions to supply, such as barriers to new construction. Barriers to new construction include lack of available land, stringent zoning restrictions and states where certificates of need are required. Conversely, we generally seek to limit our investments in areas that have limited potential for growth.
•Predictable Capital Needs. We seek to acquire properties where the future expected capital needs can be reasonably projected in a manner that would enable us to meet our objectives.
•Cash Flows. We seek to acquire properties where the current and projected cash flows, including the potential for appreciation in value, would enable us to maximize long-term stockholder value. We evaluate cash flows as well as expected growth and the potential for appreciation.
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

Real Estate Investments
We generally seek investments that produce current income. We expect our real estate investments to include:
•outpatient medical buildings;
•integrated senior health campuses;
•senior housing;
•SNFs; and
•healthcare-related facilities operated utilizing a RIDEA structure.
Our real estate investments may also include:
•hospitals;
•long-term acute care facilities;
•surgery centers;
•memory care facilities;
•specialty medical and diagnostic service facilities;
•laboratories and research facilities;
•pharmaceutical and medical supply manufacturing facilities; and
•offices leased to tenants in healthcare-related industries, including life sciences.
We generally seek to acquire real estate of the types described above that will best enable us to meet our investment objectives, taking into account, among other things, the diversification of our portfolio at the time, relevant real estate and financial factors, location, income-producing capacity and the prospects for long-term appreciation of a particular property. As a result, we may acquire properties other than the types described above. In addition, we may acquire properties that vary from the parameters described above for a particular property type.
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
We have exercised, and may continue to exercise, our purchase options to acquire properties that we currently lease. In addition, we have participated in sale-leaseback transactions, in which we purchase real estate investments and lease them back to the sellers of such properties. We seek to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” and we will be treated as the owner of the property for U.S. federal income tax purposes.
Our obligation to close a transaction involving the purchase of real estate is generally conditioned upon the delivery and verification of certain documents, including, where appropriate: (i) plans and specifications; (ii) environmental reports (generally a minimum of a Phase I investigation); (iii) building condition reports; (iv) surveys; (v) evidence of marketable title subject to such liens and encumbrances; (vi) audited financial statements covering recent operations of real properties having operating histories unless such statements are not required to be filed with the SEC and delivered to stockholders; (vii) title insurance policies; and (viii) the availability of property and liability insurance policies.
In determining whether to purchase a particular real estate investment, we may obtain an option on such property, including land suitable for development. The amount paid for an option is normally surrendered if the real estate is not purchased and is normally credited against the purchase price if the real estate is purchased. We also may enter into arrangements with the seller or developer of a real estate investment whereby the seller or developer agrees that if, during a stated period, the real estate investment does not generate specified cash flows, the seller or developer will pay us cash in an amount necessary to reach the specified cash flows level, subject in some cases to negotiated dollar limitations.
We have obtained, and we intend to continue to obtain, adequate insurance coverage for all real estate investments in which we invest.
We have acquired, and we intend to continue to acquire, leased properties with long-term leases and we generally do not intend to operate any healthcare-related facilities directly. As a REIT, we are prohibited from operating healthcare-related facilities directly; however, we have leased, and may continue to lease, healthcare-related facilities that we acquire to wholly- owned taxable REIT subsidiaries, or TRS, utilizing a RIDEA structure permitted by the Code. In such an event, our TRS will engage a third party in the business of operating healthcare-related facilities to manage the property. Through our TRS, we bear operational risks and liabilities associated with the operation of such healthcare-related facilities unlike our triple-net leased properties. Such operational risks and liabilities might include, but are not limited to, resident quality of care claims and governmental reimbursement matters.
Development and Construction Activities
On an opportunistic basis, we have selectively developed, are currently developing (through Trilogy), and may continue to selectively develop, real estate assets within our integrated senior health campuses segment and other segments of our portfolio when market conditions warrant, which may be funded through capital that we, and in certain circumstances, our joint venture partners, provide. In doing so, we may be able to reduce overall purchase costs by developing property versus purchasing an existing property. We retain and will continue to retain independent contractors to perform the actual construction work on tenant improvements, as well as property development.
Terms of Leases
The terms and conditions of any lease we enter into with our tenants may vary substantially. However, we expect that a majority of our tenant leases will require the tenant to pay or reimburse us for some or all of the operating expenses of the building based on the tenant’s proportionate share of rentable space within the building. Operating expenses typically include, but are not limited to, real estate and other taxes, utilities, insurance and building repairs, and other building operation and management costs. For our multi-tenanted properties, we generally expect to be responsible for the replacement of certain capital improvements affecting a property, including structural components of a property such as the roof of a building and other capital improvements such as parking facilities. We expect that many of our tenant leases will have terms of five or more years, some of which may have renewal options.
Substantially all of our leases with residents at our SHOP and integrated senior health campuses are for a term of one year or less, which creates the opportunity for operators to adjust rents to reflect current market conditions.
Joint Ventures
We have entered into, and we may continue to enter into, joint ventures, general partnerships and other arrangements with one or more institutions or individuals, including real estate developers, operators, owners, investors and others, for the purpose of acquiring real estate. Our investment in Trilogy is an example of a joint venture into which we have entered. Such joint ventures may be leveraged with debt financing or unleveraged. We have entered into, and may continue to enter into, joint ventures to further diversify our investments or to access investments which meet our investment criteria that would otherwise be unavailable to us. In determining whether to invest in a particular joint venture, we will evaluate the real estate that such joint venture owns or is being formed to own under the same criteria described elsewhere in this Annual Report on Form 10-K for the selection of our other properties. However, we will not participate in tenant-in-common syndications or transactions.
Joint ventures with unaffiliated third parties may be structured such that the investment made by us and the other joint venture party are on substantially different terms and conditions. This type of investment structure may result in the other joint venture party receiving more of the cash flows, including appreciation, of an investment than we would receive, or may result in certain conflict of interest. See Item 1A, Risk Factors — Risks Related to Joint Ventures, for a further discussion.
Real Estate-Related Investments
In addition to our acquisition of properties, we have invested on an infrequent and opportunistic basis, and may continue to invest, in real estate-related investments, including loans and securities investments.
Investments in Real Estate Mortgages
We have invested, and we may continue to invest, in first and second mortgage loans, mezzanine loans and bridge loans. However, we will not make or invest in any loans that are subordinate to any mortgage or equity interest of any of our directors or affiliates. We also may invest in participations in mortgage loans. Second mortgage loans are secured by second deeds of trust on real property that is already subject to prior mortgage indebtedness. A mezzanine loan is a loan made in respect of certain real property but is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. A bridge loan is short-term financing for an individual or business, until the next stage of financing can be obtained. Mortgage participation investments are investments in partial interests of mortgages of the type described above that are made and administered by third-party mortgage lenders. We may also make seller financing loans in connection with the disposition of our properties. In evaluating prospective loan investments, we consider factors, including, but not limited to: (i) the ratio of the investment amount to the underlying property’s value; (ii) current and projected cash flows of the property; (iii) the degree of liquidity of the investment; (iv) the quality, experience and creditworthiness of the borrower; and (v) in the case of mezzanine loans, the ability to acquire the underlying real property.

Our criteria for making or investing in loans are substantially the same as those involved in our investment in properties. We do not intend to make loans to other persons, to underwrite securities of other issuers or to engage in the purchase and sale of any types of investments other than those relating to real estate. We generally will not make or invest in mortgage loans on any one property if the aggregate amount of all mortgage loans outstanding on the property, including our loan, would exceed an amount equal to 85.0% of the appraised value of the property, as determined by an appraiser, unless we find substantial justification due to other underwriting criteria; however, our policy generally will be that the aggregate amount of all mortgage loans outstanding on the property, including our loan, would not exceed 75.0% of the appraised value of the property. We may find such justification in connection with the purchase of loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and in which the cost of the loan investment does not exceed the fair market value of the underlying property. We will not invest in or make loans unless an appraisal has been obtained concerning the underlying property, except for those loans insured or guaranteed by a government or government agency or in connection with seller financing loans. In the event the transaction is with any of our directors or their respective affiliates, the appraisal will be obtained from a certified independent appraiser to support its determination of fair market value. In addition, we will seek to obtain a customary lender’s title insurance policy or commitment as to the priority of the mortgage or condition of the title. Because the factors considered, including the specific weight we place on each factor, will vary for each prospective loan investment, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.
We will evaluate all potential loan investments to determine if the security for the loan and the loan-to-value ratio meets our investment criteria and objectives. Most loans that we will consider for investment would provide for monthly payments of interest, and some may also provide for principal amortization, although many loans of the nature that we will consider provide for payments of interest only and a payment of principal in full at the end of the loan term. We will not originate loans with negative amortization provisions.
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
Investment in Other Securities
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
The specific number and mix of securities in which we invest will depend upon real estate market conditions, other circumstances existing at the time we are investing in securities and the amount of any future indebtedness that we may incur. We will not invest in securities of other issuers for the purpose of exercising control, and the first or second mortgages in which we intend to invest will likely not be insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs or otherwise guaranteed or insured. Real estate-related equity securities are generally unsecured and also may be subordinated to other obligations of the issuer. Our investments in real estate-related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer.
Financing Policies
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
We seek to obtain financing on the most favorable terms available to us and refinance assets during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing loan, when an existing loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of refinancing may include increased cash flows resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing and an increase in diversification and assets owned if all or a portion of the refinancing proceeds are reinvested.
If we incur mortgage indebtedness, we will endeavor to obtain level payment financing, meaning that the amount of debt service payable would be substantially the same each year, although some mortgages are likely to provide for one large payment and we may incur floating or adjustable rate financing when our board determines it to be in our best interest.
Dispositions
We have disposed, and may continue to dispose, of assets. We will determine whether a particular property or real estate-related investment should be sold or otherwise disposed of after consideration of the relevant factors, including prevailing economic conditions, with a view toward maximizing our investment objectives. We intend to hold each property or real estate-related investment we acquire for an extended period. However, circumstances might arise which could result in a shortened holding period for certain investments. A property or real estate-related investment may be sold before the end of the expected holding period if: (i) diversification benefits exist associated with disposing of the investment and rebalancing our investment portfolio; (ii) an opportunity arises to pursue a more attractive investment; (iii) the value of the investment might decline; (iv) with respect to properties, a major tenant involuntarily liquidates or is in default under its lease; (v) the investment was acquired as part of a portfolio acquisition and does not meet our general acquisition criteria; (vi) an opportunity exists to enhance overall investment returns by raising capital through sale of the investment; or (vii) the sale of the investment is in our best interest and the best interests of our stockholders.
The determination of whether a particular property or real estate-related investment should be sold or otherwise disposed of will be made after consideration of the relevant factors, including prevailing economic conditions, with a view toward maximizing our investment objectives.
Tax Status and Distribution Policy
We have elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016. We believe that we have been organized and operated, and we intend to continue to operate, in conformity with the requirements for qualification and taxation as a REIT under the Code. Our qualification as a REIT, and maintenance of such qualification, will depend on our ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the concentration of ownership of our stock.
As a REIT, we generally are not subject to U.S. federal income tax on the REIT taxable income that we currently distribute to our stockholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute annually at least 90.0% of their REIT taxable income to their stockholders. If we fail to qualify as a REIT in any calendar year and do not qualify for certain statutory relief provisions, our REIT taxable income would be subject to U.S. federal income tax at the regular corporate rate, and we would likely be precluded from qualifying for treatment as a REIT until the fifth calendar year following the year in which we fail to qualify. Accordingly, our failure to qualify as a REIT could have a material adverse effect on us. Even if we qualify as a REIT, we may still be subject to certain U.S. federal, state and local taxes on our income and assets and to U.S. federal income and excise taxes on our undistributed REIT taxable income. In addition, subject to maintaining our qualification as a REIT, a portion of our business has been, and is likely to continue to be, conducted through, and a portion of our income may be earned in, one or more TRSs that are themselves subject to regular corporate income taxation.
We cannot predict if we will generate sufficient cash flows to continue to pay cash distributions to our stockholders on an ongoing basis or at all. The amount of any cash distributions is determined by our board and depends on the amount of distributable funds, current and projected cash requirements, tax considerations, any limitations imposed by the terms of indebtedness we may incur, as well as other factors. If our investments produce sufficient cash flows, we expect to continue paying distributions to our stockholders as determined at the discretion of our board. Because our cash available for distribution in any year may be less than 90.0% of our annual taxable income, excluding net capital gains, for the year, we may be required to borrow money, use proceeds from the issuance of securities (in subsequent offerings, if any) or sell assets to pay out enough of our taxable income to satisfy the distribution requirement. These methods of obtaining funds could affect future distributions by increasing operating costs. We did not establish any limit on the amount of net proceeds from the initial offering or borrowings that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences.
To the extent that any distributions to our stockholders are paid out of our current or accumulated earnings and profits, such distributions are taxable as ordinary income. To the extent that any of our distributions exceed our current and accumulated earnings and profits, such amounts constitute a return of capital to our stockholders for U.S. federal income tax purposes and thereafter will constitute capital gain. Any portion of distributions to our stockholders paid from net offering proceeds or borrowings will be treated in the same manner.
Our board shall authorize distributions, if any, on a quarterly basis. The amount of distributions we pay to our stockholders is determined by our board and is dependent on a number of factors, including funds available for the payment of distributions, our financial condition, capital expenditure requirements, annual distribution requirements needed to maintain our status as a REIT under the Code and restrictions imposed by our organizational documents and Maryland Law.
See Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions, for a further discussion of distributions approved by our board.
Competition
We compete with many other entities engaged in real estate investment activities for acquisitions and dispositions of OM buildings, SNFs, senior housing and other healthcare-related facilities. Our ability to successfully compete is impacted by economic trends, availability of acceptable investment opportunities, our ability to negotiate beneficial investment terms, availability and cost of capital, construction and development costs and applicable laws and regulations.
Income from our investments is dependent on the ability of our tenants and operators to compete with other healthcare operators. These operators compete on a local and regional basis for patients and residents, and the operators’ ability to successfully attract and retain patients and residents depends on key factors such as the number of properties in the local market, the quality of the affiliated health system, proximity to hospital campuses, the price and range of services available, the scope and quality of care, reputation, age and appearance of each property, demographic trends and the cost of care in each locality. Additionally, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients or that are permitted to participate in a payor program. As a result, we may have to provide rent concessions, incur charges for tenant improvements or offer other inducements, or we may be unable to timely lease vacant space in our properties, all of which may have an adverse impact on our results of operations. Private, federal and state payment programs and the effect of other laws and regulations may also have a significant impact on the ability of our tenants and operators to compete successfully for patients and residents at our properties. For additional information on the risks associated with our business, please see Item 1A, Risk Factors.
Government Regulations
Our properties are subject to various federal, state and local regulatory requirements, and changes in these laws and regulations, or their interpretation by agencies, occur frequently. Further, our tenants and our healthcare facility operators, including our TRS entities that own and operate our properties under a RIDEA structure, are typically subject to extensive and complex federal, state and local healthcare laws and regulations relating to quality of care, government reimbursement, fraud and abuse practices and similar laws governing the operation of healthcare facilities, and we expect the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of healthcare management, fraud and provision of services, among others. If we fail to comply with these various requirements, we may incur governmental fines or private damage awards. While we believe that our properties are and will be in substantial compliance with all of these regulatory requirements, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated capital expenditures that will adversely affect our ability to make distributions to our stockholders. We believe, based in part on third-party due diligence reports which are generally obtained at the time we acquire the properties, that all of our properties comply in all material respects with current regulations. However, if we were required to make significant expenditures under applicable regulations, we could be materially and adversely affected.
Privacy and Security Laws and Regulations
There are various federal and state privacy laws and regulations that provide for consumer protection of personal health information, particularly electronic security and privacy. Compliance with such laws and regulations may require us to, among other things, conduct additional risk analysis, modify our risk management plan, implement new policies and procedures and conduct additional training. We are generally dependent on our tenants and management companies to fulfill our compliance obligations, and we have in certain circumstances developed a program to periodically monitor compliance with such obligations. However, there can be no assurance we would not be required to alter one or more of our systems and data security procedures to be in compliance with these laws. If we fail to adequately protect health information, we could be subject to civil or criminal liability and adverse publicity, which could harm our business and impact our ability to attract new tenants and residents. We may be required to notify individuals, as well as government agencies and the media, if we experience a data breach. See Item 1C, Cybersecurity, below for a further discussion.
Healthcare Licensure and Certification
Generally, certain properties in our portfolio are subject to licensure, may require a certificate of need, or CON, or other certification through regulatory agencies in order to operate and participate in Medicare and Medicaid programs. Requirements pertaining to such licensure and certification relate to the quality of care provided by the operator, qualifications of the operator’s staff and continuing compliance with applicable laws and regulations. In addition, CON laws and regulations may place restrictions on certain activities such as the addition of beds/units at our facilities and changes in ownership. Failure to obtain a license, CON or other certification, or revocation, suspension or restriction of such required license, CON or other certification, could adversely impact our properties’ operations and their ability to generate revenue from services provided. State CON laws are not uniform throughout the United States and are subject to change. We cannot predict the impact of state CON laws on our facilities or the operations of our tenants.
Compliance with the Americans with Disabilities Act
Under the Americans with Disabilities Act of 1990, as amended, or the ADA, all public accommodations must meet federal requirements for access and use by disabled persons. Additional federal, state and local laws also may require modifications to our properties or restrict our ability to renovate our properties. We cannot predict the cost of compliance with the ADA or other legislation. We may incur substantial costs to comply with the ADA or any other legislation.
Government Environmental Regulation and Private Litigation
Environmental laws and regulations hold us liable for the costs of removal or remediation of certain hazardous or toxic substances which may be on our properties. These laws could impose liability without regard to whether we are responsible for the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs, and the presence of hazardous substances on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability on a person who arranges for the disposal or treatment of hazardous or toxic substances, and such person often must incur the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. As the owner of our properties, we may be deemed to have arranged for the disposal or treatment of hazardous or toxic substances.
Geographic Concentration
For a discussion of our geographic information, see Item 2, Properties — Geographic Diversification/Concentration Table, as well as Note 18, Segment Reporting, and Note 19, Concentration of Credit Risk, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Corporate Responsibility — Environmental, Social and Governance (ESG)
We are committed to conducting our business in a manner that benefits all of our stakeholders and ensures a lasting and positive impact from our operations. As a result, we measure our success not only by our ability to generate profits but also our ability to reduce our impact on the environment, affect positive social change in our community and conduct our operations in accordance with the highest ethical standards. To achieve this, we are developing a comprehensive ESG strategy and related ESG policy, to which we intend to adhere. The Nominating and Corporate Governance Committee has been delegated the authority to provide oversight and guidance to our board regarding ESG trends and best practices. In particular, the Nominating and Corporate Governance Committee shall, as it deems appropriate, recommend changes to our company’s ESG practices as necessary to comply with existing legal requirements or emerging trends and best practices. The Nominating and Corporate Governance Committee also shall periodically receive reports from management regarding our company’s ESG strategy, initiatives and policies. This ESG policy, which we intend to update regularly as applicable, is briefly summarized below and will be posted on our website, www.AmericanHealthcareREIT.com, and will contain more detailed information once available. Information contained on, or accessible through, our website is not incorporated by reference into and does not constitute a part of this Annual Report on Form 10-K.
Environmental Responsibility
Protecting the environment and pursuing strong environmental initiatives are integral to our company’s business. In 2022, we launched our ESG program and began conducting a materiality assessment to assist us in prioritizing our efforts and maximizing the efficacy of our program. We strive to consciously manage our operations in a way that minimizes our impact on the environment and promotes sustainability. At our headquarters, we leverage the latest technology to minimize our energy use, such as efficient and automated lighting systems, moderation, and monitoring of heating and air conditioning, and recycling paper, plastics, metals, and electronics. In addition, we encourage all of our employees to adopt sustainable best practices. For example, we promote the use of electronic communication over printing whenever possible and have implemented electronic approval systems. Our corporate office in California is located in a Leadership in Energy and Environmental Design (known as LEED) certified building. Within our portfolio, we work with tenants and operators to implement energy efficiency wherever possible, including light-emitting diode (known as LED) retrofitting and water conservation efforts.
In addition, we follow a policy of monitoring our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist at our properties, we are not currently aware of any environmental liability with respect to our properties that would have a material adverse effect on us. Further, we are not aware of any material environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.
Social
Our People
As of December 31, 2023, we had approximately 110 employees, including 68 in Accounting and Finance, 15 in Asset Management, eight in Investments, four in Information Technology and three in Legal.
We believe our employees are our greatest asset, and we pride ourselves on the diversity they bring to our company. Because of this, we have implemented a number of programs to foster not only their professional growth, but also their growth as global citizens. All of our employees are provided with a comprehensive benefits and wellness package, which may include high-quality medical, dental, and vision insurance, life insurance, 401(k) matching, long-term incentive plans, educational grants, fitness programs and other benefits. We provide our employees, consultants and executive officers with competitive compensation and, where applicable, opportunities for equity ownership through our Second Amended and Restated 2015 Incentive Plan, or the AHR Incentive Plan. See Note 13, Equity — Equity Compensation Plans — AHR Incentive Plan, to the Consolidated Financial Statements that are part of this Annual Report on Form 10-K, for a further discussion.
We also believe that one of the keys to our success is our ability to benefit from a wide range of opinions and experiences. We believe the best way to accomplish this is through promoting racial, gender and generational diversity across all layers of our organization. As of December 31, 2023, 72.7% of our employees were minorities and 58.2% were female. Generationally, our organization was composed of 10.0% Generation Z, 37.3% Millennials, 48.2% Generation X and 4.5% Baby Boomers. To further assist us in establishing a work environment that promotes diversity, equity and inclusion, or DEI, for our employees, we have completed a DEI assessment of our organization and created a DEI action plan. We provided and will continue to provide DEI education, beginning with a virtual privilege walk for all employees and leadership training for executives. Additionally, as a part of our commitment to DEI, our board and the Nominating and Corporate Governance Committee actively seek out qualified women and individuals from underrepresented communities as director nominees.
Health and Safety
We are committed to providing a safe and healthy workplace. We continuously strive to meet or exceed compliance with all laws, regulations and accepted practices pertaining to workplace safety. All employees and contractors are required to comply with established safety policies, standards and procedures. Our focus is on promoting employee health and safety and ensuring business continuity. As part of such efforts, we have maintained a telecommuting policy, providing our people with valued flexibility.
For our healthcare-related facilities operated pursuant to a RIDEA structure, which include our SHOP and integrated senior health campuses, we rely on each management company to attract and retain skilled personnel to provide services at our healthcare-related facilities.
Governance
We believe maintaining a rigorous corporate governance framework is essential to the success of our organization, and we seek to adhere to policies and procedures that ensure transparency, accountability, oversight and risk minimization across all levels of our company. This includes numerous committees of our board, comprised solely of independent directors, which oversee a wide range of matters such as investment activities, executive compensation, ESG policies and conflict of interest related matters.

We have structured our corporate governance in a manner we believe closely aligns our interests with those of our stockholders. Notable features of our corporate governance structure include the following:
•our board is not classified and each of our directors is subject to election annually. Additionally, our charter provides that we may not elect to be subject to the provision of the MGCL that would permit us to classify our board, unless we receive prior approval from stockholders;
•we have fully independent audit, compensation and nominating and corporate governance committees;
•at least one of our directors qualifies as an “audit committee financial expert” under applicable SEC regulations, and all members of the Audit Committee are financially literate in accordance with the NYSE listing rules and requirements;
•our board has opted out of the business combination statute in the MGCL (provided that such business combination is first approved by our board), and, pursuant to our bylaws, we have opted out of the control share acquisition statute in the MGCL;
•we do not have a stockholder rights plan and do not intend to adopt a stockholder rights plan in the future without (i) the approval of our stockholders or (ii) seeking ratification from our stockholders within 12 months of adoption of the plan if our board determines, in the exercise of the directors’ duties under applicable law, that it is in our best interests to adopt a rights plan without the delay of seeking prior stockholder approval; and
•our Corporate Governance Guidelines adopted by our board require our directors and officers to own certain minimum amounts of our common stock.
Investment Company Act Considerations
We conduct, and intend to continue to conduct, our operations, and the operations of our operating partnership and any other subsidiaries, so that no such entity meets the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act. We primarily engage in the business of investing in real estate assets; however, our portfolio does include, to a much lesser extent, other real estate-related investments. We have also acquired, and may continue to acquire, real estate assets through investments in joint venture entities, including joint venture entities in which we may not own a controlling interest. We anticipate that our assets generally will be held in our wholly and majority-owned subsidiaries, each formed to hold a particular asset. We monitor our operations and our assets on an ongoing basis in order to ensure that neither we, nor any of our subsidiaries, meet the definition of “investment company” under Section 3(a)(1) of the Investment Company Act. Among other things, we monitor the proportion of our portfolio that is placed in investments in securities.
Information About Industry Segments
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. During the quarter ended December 31, 2023, we modified how we evaluate our business and make resource allocations, and therefore determined that we operate through four reportable business segments: integrated senior health campuses, outpatient medical, or OM, (which was formerly known as medical office buildings, or MOBs), triple-net leased properties and SHOP. All segment information included in this Annual Report on Form 10-K has been recast for all periods presented to reflect four reportable business segments and the change in segment name from MOBs to OM.
Integrated Senior Health Campuses
Integrated senior health campuses are a valuable component of our portfolio because of their ability to provide a continuum of care as residents require increasing levels of care. As of December 31, 2023, we owned and/or operated 125 integrated senior health campuses. These facilities allow residents to “age-in-place” by providing independent living, assisted living, memory care, skilled nursing and certain ancillary services, all within a single campus setting. Integrated senior health campuses predominantly focus on need-driven segments of senior care (i.e., assisted living, memory care and skilled nursing) and charge market rents in lieu of entry fees, as is commonly the case with continuing care retirement communities. Predominantly all of our integrated senior health campuses are operated utilizing a RIDEA structure, allowing us to participate in the upside from any improved operational performance while bearing the risk of any decline in operating performance.

Outpatient Medical
We value the stable and reliable cash flows our OM buildings provide our company, which we believe are particularly valuable during market disruptions and recessionary periods. As of December 31, 2023, we owned 88 OM buildings that we lease to third parties. These properties are similar to commercial office buildings, but typically require specialized infrastructure to accommodate physicians’ offices and examination rooms, as well as some ancillary uses, including pharmacies, hospital ancillary service space and outpatient services, such as diagnostic centers, rehabilitation clinics and outpatient-surgery operating rooms. Our OM buildings are typically multi-tenant properties leased to healthcare providers (hospitals and physician practices) under leases that generally provide for recovery of certain operating expenses and certain capital expenditures and have initial terms of five to 10 years with fixed annual rent escalations (historically ranging from 2% to 3% per year).
Senior Housing Operating Properties
Our SHOP segment has the potential for embedded growth through the ongoing recovery from the COVID-19 pandemic and demand growth from an aging U.S. population. As of December 31, 2023, we owned and operated an aggregate 55 senior housing and skilled nursing facilities in our SHOP segment. Such facilities cater to different segments of the elderly population based upon their personal needs and include independent living, assisted living, memory care or skilled nursing services. Residents of assisted living facilities typically require limited medical care but need assistance with eating, bathing, dressing and/or medication management. Services provided by operators at these facilities are primarily paid for by the residents directly or through private insurance and are therefore less reliant on government reimbursement programs, such as Medicaid and Medicare. The facilities in our SHOP segment are operated utilizing RIDEA structures, allowing us to participate in the upside from any improved operational performance while bearing the risk of any decline in operating performance.
Triple-Net Leased Properties
Our triple-net leased properties segment includes senior housing, skilled nursing facilities and hospitals. We lease such properties to tenants under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures.
As of December 31, 2023, we owned 15 SNFs within our triple-net leased properties segment that we lease to third parties. SNF residents are generally higher acuity and need assistance with eating, bathing, dressing and/or medication management and also require available 24-hour nursing care. SNFs offer restorative, rehabilitative and custodial nursing care for people who cannot live independently but do not require the more extensive and sophisticated treatment available at hospitals. Skilled nursing services provided by our tenants in SNFs are paid for either by private sources or through the Medicare and Medicaid programs. Each SNF is leased to a single tenant under a triple-net lease, with an initial term typically ranging from 12 to 15 years, fixed annual rent escalations (historically ranging from 2% to 3% per year) and requiring minimum lease coverage ratios. We commonly structure SNFs under a master lease with multiple facilities in order to diversify our master tenant’s sources of rent and mitigate risk. We typically focus on SNF investments in states that require a CON in order to develop new SNFs, which we believe reduces the risk of over-supply.
As of December 31, 2023, we owned 11 senior housing facilities within our triple-net leased properties segment that we lease to third parties. Each facility is leased to a single tenant under a triple-net lease structure with an initial term typically ranging from approximately 12 to 15 years, fixed annual rent escalations (historically ranging from 2% to 3% per year) and requiring minimum lease coverage ratios. Such assets are commonly leased under a single master lease covering multiple facilities in order to diversify a master tenant’s sources of rent and mitigate risk.
As of December 31, 2023, we have one wholly-owned hospital and one hospital in which we own an approximately 90.6% interest within our triple-net leased properties segment. Services provided by operators and tenants in our hospitals are paid for by private sources, third-party payors (e.g., insurance and health maintenance organizations) or through the Medicare and Medicaid programs. Our hospital properties include acute care, long-term acute care, specialty and rehabilitation services that are leased to single tenants or operators under triple-net lease structures with an initial term ranging from 21 to 29 years and fixed annual rent escalations (historically ranging from 2% to 6% per year).
For a further discussion of our segment reporting for the years ended December 31, 2023, 2022 and 2021, see Item 2, Properties, Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 18, Segment Reporting, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Item 1A. Risk Factors
Investing in our common stock involves risks. Our stockholders should carefully consider the risk factors below, together with all of the other information included in this Annual Report on Form 10-K, including our Consolidated Financial Statements and the notes thereto included herein. If any of these risks were to occur, our business, financial condition, liquidity, results of operations and prospects and our ability to service our debt and make distributions to our stockholders at a particular rate, or at all, could be materially and adversely affected (which we refer to collectively as “materially and adversely affecting us” or having “a material adverse effect on us” and comparable phrases).
Risk Factor Summary
Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary should be read in conjunction with the full risk factors contained below.
Risks Related to Our Business and Financial Results
•We are dependent on tenants for our revenue, and lease terminations could reduce our ability to make distributions to our stockholders.
•The financial deterioration, insolvency or bankruptcy of one or more of our major tenants, operators, borrowers or other obligors could have a material adverse effect on us.
•We have experienced net losses in the past and we may experience additional losses in the future.
•Our prior performance may not be an accurate predictor of our ability to achieve our business objectives or of our future results.
•Our success is dependent on the performance and continued contributions of certain of our key personnel, and, in the event they are no longer employed by us, we could be materially and adversely affected.
•All of our integrated senior health campuses are managed by Trilogy Management Services, LLC, or the Trilogy Manager, and account for a significant portion of our revenues and operating income. Adverse developments in the Trilogy Manager’s business or financial strength could have a material adverse effect on us.
Risks Related to Investments in Real Estate
•Uncertain market conditions could lead our real estate investments to decrease in value or may cause us to sell our properties at a loss in the future.
•Most of our costs, such as operating and general and administrative expenses, interest expense and real estate acquisition and construction costs, are subject to inflation and may not be recoverable.
•Our high concentrations of properties in particular geographic areas magnify the effects of negative conditions affecting those geographic areas.
•Our real estate investments may be concentrated in OM buildings, senior housing, SNFs or other healthcare-related facilities, making us more vulnerable to negative factors affecting these classes than if our investments were diversified beyond the healthcare industry.
•Our business, tenants, residents and operators may face litigation and experience rising liability and insurance costs, which may materially and adversely affect us.
Risks Related to Real Estate-Related Investments
•Unfavorable real estate market conditions and delays in liquidating defaulted mortgage loan investments may negatively impact mortgage loans in which we have invested and may invest, which could result in losses to us.
•We expect a portion of our real estate-related investments to be illiquid, and we may not be able to adjust our portfolio in a timely manner in response to changes in economic and other conditions.
Risks Related to the Healthcare Industry
•The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of our tenants to make rent payments to us or adversely affect our operators’ ability to operate facilities held in RIDEA structures.

•Reimbursement rates from third-party payors, including Medicare and Medicaid, that do not rise as quickly, or at all, compared to the rate of inflation, could adversely affect our tenants’ operations and ability to make rental payments to us or our profitability from operating facilities held in RIDEA structures.
•If seniors delay moving to senior housing facilities until they require greater care or forgo moving to senior housing facilities altogether, such action could have a material adverse effect on us.
•We, our tenants and our operators for our senior housing facilities and SNFs may be subject to various government reviews, audits and investigations that could materially and adversely affect us, including an obligation to refund amounts previously paid to us, potential criminal charges, the imposition of fines and/or the loss of the right to participate in Medicare and Medicaid programs.
Risks Related to Joint Ventures
•Property ownership through joint ventures could limit our control of those investments or our decisions with respect to other investments, restrict our ability to operate and finance properties on our terms, and reduce their expected return.
Risks Related to Debt Financing
•We have substantial indebtedness and may incur additional indebtedness in the future, which could materially and adversely affect us.
•To the extent we borrow funds at floating interest rates, we will be adversely affected by rising interest rates unless fully hedged. Rising interest rates will also increase our interest expense on future fixed-rate debt.
•Lenders may require us to enter into restrictive covenants that could adversely affect our business.
Risks Related to Our Corporate Structure and Organization
•Our charter imposes a limit on the percentage of shares of our common stock or capital stock that any person may own, and such limit may discourage a takeover or business combination that may have benefited our stockholders.
Risks Related to Taxes and Our REIT Status
•Failure to maintain our qualification as a REIT for U.S. federal income tax purposes would subject us to U.S. federal income tax on our REIT taxable income at the regular corporate rate, which would substantially increase our income tax expenses and reduce our distributions to our stockholders.
•We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability or reduce our operating flexibility.
Risks Related to Our Common Stock
•An active trading market for our common stock may not be maintained.
•The market price and trading volume of shares of our common stock may be volatile.
•Because we have a large number of stockholders and shares of our common stock have not been listed on a national securities exchange until recently, there may be significant pent-up demand to sell shares of our common stock (including our Class T common stock and Class I common stock). Significant sales of shares of our common stock, or the perception that significant sales of such shares could occur, may cause the price of shares of our common stock to decline significantly.
•Future offerings of debt securities, which would be senior to our common stock, or equity securities, which would dilute our existing stockholders and may be senior to our common stock, may adversely affect our stockholders.
•We may be unable to raise additional capital on favorable terms, or at all, needed to grow our business.
•Prior to our recent NYSE listing, we had no operating history as a publicly traded company and may not be able to successfully operate as a publicly traded company.

Risks Related to Our Business and Financial Results
We are dependent on tenants for our revenue, and lease terminations could reduce our ability to make distributions to our stockholders.
The successful performance of our real estate investments is materially dependent on the financial stability of our tenants. Lease payment defaults by tenants would cause us to lose the revenue associated with such leases and could reduce our ability to make distributions to our stockholders. If a property is subject to a mortgage, a default by a significant tenant on its lease payments to us may result in a foreclosure on the property if we are unable to find an alternative source of revenue to meet our mortgage payments. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. Further, we cannot assure our stockholders that we will be able to re-lease the property for the rent previously received, if at all, or that lease terminations will not cause us to sell the property at a loss.
The financial deterioration, insolvency or bankruptcy of one or more of our major tenants, operators, borrowers or other obligors could have a material adverse effect on us.
A downturn in any of our tenants’, operators’, borrowers’ or other obligors’ businesses could ultimately lead to voluntary or involuntary bankruptcy or similar insolvency proceedings, including but not limited to assignment for the benefit of creditors, reorganization, liquidation or winding-up. Bankruptcy and insolvency laws afford certain rights to a defaulting tenant, operator or borrower that has filed for bankruptcy or reorganization that may render certain of our remedies unenforceable or, at the least, delay our ability to pursue such remedies and realize any related recoveries. A debtor has the right to assume, or to assume and assign to a third party, or to reject its executory contracts and unexpired leases in a bankruptcy proceeding. If a debtor were to reject its leases with us, obligations under such rejected leases would cease. The claim against the rejecting debtor would be an unsecured claim, which would be limited by the statutory cap set forth in the U.S. Bankruptcy Code, and there may be insufficient assets to satisfy all unsecured claims, even ones limited by the statutory cap. This statutory cap may be substantially less than the remaining rent actually owed under the lease. In addition, a debtor may also assert in bankruptcy proceedings that leases should be re-characterized as financing agreements, which could result in our being deemed a lender instead of a landlord. A lender’s rights and remedies, as compared to a landlord’s, generally are materially less favorable, and our rights as a lender may be subordinated to other creditors’ rights.
Furthermore, the automatic stay provisions of the U.S. Bankruptcy Code would preclude us from enforcing our remedies unless we first obtain relief from the court having jurisdiction over the bankruptcy case. This would effectively limit or delay our ability to collect unpaid rent or interest payments, and we may ultimately not receive any payment at all. In addition, we would likely be required to fund certain expenses and obligations to preserve the value of our properties, avoid the imposition of liens on our properties or transition our properties to a new tenant or operator. Additionally, we lease many of our properties to healthcare providers who provide long-term custodial care to the elderly. Evicting operators for failure to pay rent while the property is occupied typically involves specific procedural or regulatory requirements and may not be successful. Even if eviction is possible, we may determine not to do so due to reputational or other risks. Bankruptcy or insolvency proceedings typically also result in increased costs to the operator, significant management distraction and performance declines. If we are unable to transition affected properties, they would likely experience prolonged operational disruption, leading to lower occupancy rates and further depressed revenues. Publicity about the operator’s financial troubles and bankruptcy or insolvency proceedings may also negatively impact their and our reputations, decreasing customer demand and revenues. Any or all of these risks could have a material adverse effect on us.
We have experienced net losses in the past and we may experience additional losses in the future.
Historically, we have experienced net losses (calculated in accordance with GAAP), and we may not be profitable or realize growth in the value of our investments. Many of our losses can be attributed to general and administrative expenses, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. For a further discussion of our operational history and the factors affecting our net losses, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the notes thereto that are a part of this Annual Report on Form 10-K.

Our prior performance may not be an accurate predictor of our ability to achieve our business objectives or of our future results.
Our stockholders should not rely on our past performance to predict our future results. Our stockholders should review our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that have a limited operating history, many of which may be beyond our control. For example, due to challenging economic conditions in the past, distributions to stockholders were reduced. Therefore, to be successful in this market, we must, among other things:
•successfully manage our assets;
•attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations; and
•respond to competition both for investment opportunities and potential investors’ investment in us.
We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could materially and adversely affect us and the market price of our common stock could be highly volatile and decline significantly and our stockholders could lose all or a portion of their investment.
Our success is dependent on the performance and continued contributions of certain of our key personnel, and, in the event they are no longer employed by us, we could be materially and adversely affected.
Our success depends, to a significant degree, upon the continued contributions of our executives and key officers. In particular, Danny Prosky would be difficult to replace. Mr. Prosky currently serves as our Chief Executive Officer and one of our directors. In the event that Mr. Prosky or one of our other executives or key executive officers are no longer employed by us, for any reason, it could have a material adverse effect on us, and we may not be able to attract and hire equally capable individuals to replace them. If we were to lose the benefit of the experience, efforts and abilities of one or more of our executives or other key officers, we could be materially and adversely affected.
Our financial results and our ability to make distributions to our stockholders are subject to international, national and local market conditions we cannot control or predict.
We are subject to the risks of an international or national economic slowdown or downturn and other changes in international, national and local market conditions. The following factors may have affected, and may continue to affect, income from our properties, our ability to acquire and develop properties, and our overall financial results and ability to make distributions to our stockholders:
•poor economic times may result in defaults by tenants of our properties due to bankruptcy, lack of liquidity or operational failures. We may provide rent concessions, tenant improvement expenditures or reduced rental rates to maintain or increase occupancy levels;
•fluctuations as a result of supply and demand imbalances and reduced occupancies and rental rates may cause the properties that we own to decrease in value. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge or record a loss on sale in our financial results;
•reduced values of our properties may limit our ability to obtain or maintain debt financing secured by our properties and may reduce the availability of unsecured loans;
•constricted access to credit may result in tenant defaults or non-renewals under leases;
•layoffs may lead to a lower demand for medical services and cause vacancies to increase and a lack of future population and job growth may make it difficult to maintain or increase occupancy levels;
•disruptions in the financial markets, deterioration in economic conditions or a public health crisis, such as the COVID-19 pandemic, have resulted in the past, and may result in the future, in lower occupancy in our facilities, increased vacancy rates for commercial real estate due to generally lower demand for rentable space, as well as an oversupply of rentable space;
•governmental actions and initiatives, including risks associated with the impact of a prolonged government shutdown or budgetary reductions or impasses; and

•increased insurance premiums, real estate taxes or utilities or other expenses, such as inflation costs, will decrease our financial results and may reduce funds available for distribution to our stockholders or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Also, any such increased expenses may not coincide with our ability to increase rents to tenants on turnover, which would adversely impact our financial results.
The length and severity of any economic slowdown or downturn cannot be predicted with confidence at this time. We have been, and we expect may continue to be, negatively impacted to the extent an economic slowdown or downturn is prolonged or becomes more severe.
We face significant competition for the acquisition and disposition of OM buildings, senior housing, SNFs and other healthcare-related facilities, which may impede our ability to take, and increase the cost of, such actions, which may materially and adversely affect us.
We face significant competition from other entities engaged in real estate investment activities for acquisitions and dispositions of OM buildings, senior housing, SNFs and other healthcare-related facilities, some of whom may have greater resources, lower costs of capital and higher risk tolerances than we do. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our business objectives and could improve the bargaining power of our counterparties, thereby impeding our investment, acquisition and disposition activities. If we pay higher prices per property or receive lower prices for dispositions of our OM buildings, senior housing, SNFs or other healthcare-related facilities as a result of such competition, we may be materially and adversely affected.
Our investments in, and acquisitions of, OM buildings, senior housing, SNFs and other healthcare-related facilities may be unsuccessful or fail to meet our expectations.
Some of our acquisitions may not prove to be successful. We could encounter unanticipated difficulties and expenditures relating to any acquired properties, including contingent liabilities, and acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. Such expenditures may negatively affect our results of operations. Investments in and acquisitions of OM buildings, senior housing, SNFs and other healthcare-related facilities entail risks associated with real estate investments generally, including risks that the investment will not achieve expected returns, that the cost estimates for necessary property improvements will prove inaccurate or that the tenant or operator will fail to meet performance expectations. In addition, we may not be able to identify off-market or other investment opportunities or investment opportunities that are strategically marketed to a limited number of investors at the rate that we anticipate or at all. We may be unable to obtain or assume financing for acquisitions on favorable terms or at all. Healthcare properties are often highly customizable and the development or redevelopment of such properties may require costly tenant-specific improvements. We may experience delays and disruptions to property redevelopment as a result of supply chain issues and construction material and labor shortages. We also may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and this could have a material adverse effect on us. Acquired properties may be located in new markets, either within or outside the United States, where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area, costs associated with opening a new regional office, and unfamiliarity with local governmental and permitting procedures. As a result, we cannot assure our stockholders that we will achieve the economic benefit we expect from acquisitions, investment, development and redevelopment opportunities and may lead to impairment of such assets.
We are uncertain of all of our sources of debt or equity for funding our capital needs. If we cannot obtain funding on favorable terms, our ability to acquire, and make necessary capital improvements to, properties may be impaired or delayed, which could have a material adverse effect on us.
We have not identified all of our sources of debt or equity for funding, and such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding on favorable terms in the future, we may not be able to acquire new properties, make necessary capital improvements to our existing properties, pay other expenses, exercise our option to purchase the remaining 24.0% minority membership interest held by our joint venture partner in Trilogy REIT Holdings (the purchase price of which must include at least a minimum cash consideration as defined in Note 13, Equity — Noncontrolling Interests in Total Equity — Membership Interest in Trilogy REIT Holdings, or the Minimum Cash Consideration) or expand our business when desired, or at all, which would have a material adverse effect on us.

All of our integrated senior health campuses are managed by the Trilogy Manager and account for a significant portion of our revenues and operating income. Adverse developments in the Trilogy Manager’s business or financial strength could have a material adverse effect on us.
The Trilogy Manager manages all of the day-to-day operations for all of our integrated senior health campuses pursuant to a long-term management agreement. These integrated senior health campuses accounted for approximately 43.6% of our portfolio (based on aggregate contract purchase price) as of December 31, 2023 and contributed approximately 51.0% of our annualized base rent/annualized net operating income, or NOI, as of such date. Although we have various rights as the joint venture owner of these integrated senior health campuses under our management agreement, we rely on the Trilogy Manager’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our integrated senior health campuses operations efficiently and effectively, and to identify and manage development opportunities for new integrated senior health campuses. We also rely on the Trilogy Manager to provide accurate campus-level financial results for our integrated senior health campuses in a timely manner and to otherwise operate our integrated senior health campuses in compliance with the terms of our management agreement and all applicable laws and regulations. We depend on the Trilogy Manager’s ability to attract and retain skilled personnel to provide these services. A shortage of nurses or other trained personnel or general inflationary pressures may force the Trilogy Manager to enhance its pay and benefits package to compete effectively for such personnel, the cost of which we would bear in proportion to our joint venture interest, but it may not be able to offset these added costs by increasing the rates charged to residents. As such, any adverse developments in the Trilogy Manager’s business or financial strength, including its ability to retain key personnel, could impair its ability to manage our integrated senior health campuses efficiently and effectively and could have a material adverse effect on us. In addition, if the Trilogy Manager experiences any significant financial, legal, accounting or regulatory difficulties due to a weak economy, industry downturn or otherwise, such difficulties could result in, among other adverse events, acceleration of its indebtedness, impairment of its continued access to capital, the enforcement of default remedies by its counterparties or the commencement of insolvency proceedings by or against it under the U.S. Bankruptcy Code. Any one or a combination of these risks could have a material adverse effect on us. If we exercise our option to purchase the remaining 24.0% minority membership interest held by our joint venture partner in Trilogy REIT Holdings, our indirect ownership of the assets managed by the Trilogy Manager would increase from 74.1% to 97.5% (in all cases assuming that there are no changes in the equity capitalization of Trilogy prior to consummation of the purchase).
In the event that our management agreement with the Trilogy Manager is terminated or not renewed, we may be unable to replace the Trilogy Manager with another suitable operator, or, if we were successful in locating such an operator, we cannot guarantee that it would manage the integrated senior health campuses efficiently and effectively or that any such transition would be completed timely, which may have a material adverse effect on us.
In the event we were to contemplate pursuing any existing or future contractual rights or remedies under our management agreement with the Trilogy Manager, including termination rights, we would consider numerous factors, including legal, contractual, regulatory, business and other relevant considerations. In the event that we exercise our rights to terminate the management agreement with the Trilogy Manager for any reason or such agreements are not renewed upon expiration of their terms, we would attempt to reposition the affected integrated senior health campuses with another operator. Although we believe that other qualified national and regional operators would be interested in managing our integrated senior health campuses, we cannot provide any assurance that we would be able to locate another suitable operator or, if we were successful in locating such an operator, that it would manage the integrated senior health campuses efficiently and effectively or that any such transition would be completed timely or would not require substantial capital expenditures. Any such transition would likely result in disruption of the operation of such facilities, including matters relating to staffing and reporting. Moreover, the transition to a replacement operator may require approval by the applicable regulatory authorities and, in most cases, one or more of our lenders, including the mortgage lenders for certain of the integrated senior health campuses, and we cannot provide any assurance that such approvals would be granted on a timely basis, if at all. Any inability to replace or delay in replacing the Trilogy Manager as the operator of our integrated senior health campuses with a highly qualified successor on favorable terms could have a material adverse effect on us.
We may incur additional costs in re-leasing properties with specialized uses, which could materially and adversely affect us.
Some of the properties we have acquired and will seek to acquire are healthcare properties designed or built primarily for a particular tenant of a specific type of use known as a single-user facility. If we or our tenants terminate the leases for these properties or our tenants default on their lease obligations or lose their regulatory authority to operate such properties, we may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the properties to other uses or incur other significant re-leasing costs. Any loss of revenues or additional capital expenditures required as a result may have a material adverse effect on us.

We may be unable to secure funds for future tenant or other capital improvements, which could limit our ability to attract, replace or retain tenants, pay our expenses and make distributions to our stockholders.
When tenants do not renew their leases or otherwise vacate their space, in order to attract replacement tenants, we have expended, and may be required to expend in the future, substantial funds for tenant improvements and leasing commissions related to the vacated space. Such tenant improvements have required, and may continue to require, us to incur substantial capital expenditures. If we have not established capital reserves for such tenant or other capital improvements, we will have to obtain financing from other sources. We may also have future financing needs for other capital improvements to refurbish or renovate our properties. If we need to secure financing sources for tenant or other capital improvements in the future, but are unable to secure such financing or are unable to secure financing on terms we feel are acceptable, we may be unable to make tenant and other capital improvements, or we may be required to defer such improvements. If this happens, it may cause one or more of our properties to suffer from a greater risk of obsolescence or a decline in value or a greater risk of decreased cash flows as a result of fewer potential tenants being attracted to the property or our existing tenants not renewing their leases. If we do not have access to sufficient funding in the future, we may also not be able to pay our expenses or make distributions to our stockholders.
A breach of information technology systems on which we rely could materially and adversely impact us.
We and our tenants and operators rely on information technology systems, including the internet and networks and systems maintained and controlled by third-party vendors and other third parties, to process, transmit and store information and to manage or support our business processes. Third-party vendors collect and hold personally identifiable information and other confidential information of our tenants, operators, patients, stockholders and employees. We also maintain confidential financial and business information regarding us and persons and entities with which we do business on our information technology systems. While we have enhanced our information technology systems in response to the general cybersecurity threat environment in recent years, we are not aware of any specific cybersecurity threat, including as a result of any previous cybersecurity or information security incident or breach, that has had a material effect on us, including our business strategy, results of operation or financial condition. However, there can be no assurances that a cybersecurity threat or incident that could have a material impact on us has not occurred or will not occur in the future.
While we and our tenants and operators take steps to protect the security of the information maintained in our information technology systems, including the use of commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing of the information, it is possible that such security measures will not be able to prevent human error or the systems’ improper functioning, or the loss, misappropriation, disclosure or corruption of personally identifiable information or other confidential or sensitive information, including information about our tenants and employees. Cybersecurity breaches, including physical or electronic break-ins, computer viruses, phishing scams, attacks by hackers, breaches due to employee error or misconduct and similar breaches can create and, in some instances in the past, have resulted in, system disruptions, shutdowns or unauthorized access to information maintained on our information technology systems or the information technology systems of our third-party vendors or other third parties or otherwise cause disruption or negative impacts to occur to our business and materially and adversely affect us. While we and, we believe, most of our tenants and operators maintain cyber risk insurance to provide some coverage for certain risks arising out of cybersecurity breaches, there is no assurance that such insurance would cover all or a significant portion of the costs or consequences associated with a cybersecurity breach. As our reliance on technology increases, so will the risks posed to our information systems, both internal and those we outsource. In addition, as the techniques used to obtain unauthorized access to information technology systems become more varied and sophisticated and the occurrence of such breaches becomes more frequent, we and our third-party vendors and other third parties may be unable to adequately anticipate these techniques or breaches and implement appropriate preventative measures. There is no guarantee that any processes, procedures and internal controls we have implemented or will implement will prevent cyber intrusions. Any failure to prevent cybersecurity breaches and maintain the proper function, security and availability of our or our third-party vendors’ and other third parties’ information technology systems could interrupt our operations, damage our reputation and brand, damage our competitive position, make it difficult for us to attract and retain tenants and subject us to liability claims or regulatory penalties, which could materially and adversely affect us. Additionally, as increased regulatory compliance for cybersecurity protocols and disclosures, including rules requiring prompt disclosure of any material cybersecurity breaches or incidents, are required by state or federal authorities, the increased amount of resources, both time and expense, could also materially and adversely affect us, and we may be subject to regulatory action and lawsuits, should we fail to comply with such obligations.

Risks Related to Investments in Real Estate
Uncertain market conditions could lead our real estate investments to decrease in value or may cause us to sell our properties at a loss in the future.
Our management, subject to the oversight of our board, may exercise its discretion as to whether and when to sell a property, and we have no obligation to sell properties at any particular time or at all. We cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. As such, we may be purchasing our properties at a time when capitalization rates are at historically low levels and purchase prices are high. In addition, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We may not have adequate funds available to correct such defects or to make such improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. The value of our properties may not increase over time, which may restrict our ability to sell our properties, or in the event we are able to sell such properties, may lead to sale prices less than the prices that we paid to purchase the properties or the price at which we value the property. Additionally, we may incur prepayment penalties in the event we sell a property subject to a mortgage earlier than we otherwise had planned. Accordingly, our ability to realize potential appreciation on our real estate investments and make distributions to our stockholders will, among other things, be dependent upon uncertain market conditions.
Most of our costs, such as operating and general and administrative expenses, interest expense and real estate acquisition and construction costs, are subject to inflation and may not be recoverable.
A significant portion of our operating expenses is sensitive to inflation. These include expenses for property-related costs such as insurance, utilities and repairs and maintenance. We also have ground lease expenses in certain of our properties. Ground lease costs are contractual, but in some cases, lease payments reset every few years based on changes on consumer price indexes.
Operating expenses on our non-RIDEA properties, with the exception of ground lease rental expenses, are typically recoverable through our lease arrangements, which allow us to pass through substantially all expenses associated with property taxes, insurance, utilities, repairs and maintenance and other operating expenses (including increases thereto) to our tenants. As of December 31, 2023, the majority of our existing leases were either triple-net leases or leases that allow us to recover certain operating expenses and certain capital expenditures. Our remaining leases are generally modified gross, or base year, leases, which only provide for recoveries of operating expenses above the operating expenses from the initial year within each lease. During inflationary periods such as those prevailing in recent years, we have historically been able to and expect to recover increases in operating expenses from our triple-net leases and our gross leases. For our RIDEA properties, increases in operating expenses, including labor, that are caused by inflationary pressures will generally be passed through to us and may materially and adversely affect us.
Our general and administrative expenses consist primarily of compensation costs, as well as professional and legal fees. Annually, our employee compensation is adjusted to reflect merit increases; however, in order for us to maintain our ability to successfully compete for the best talent, rising inflation rates in recent years have required, and may continue to require, us to provide compensation increases beyond historical annual merit increases, which may significantly increase our compensation costs. Similarly, professional and legal fees are also subject to the impact of inflation and expected to increase proportionately with increasing market prices for such services. Consequently, inflation is expected to increase our general and administrative expenses over time and may materially and adversely affect us.
Also, during inflationary periods, interest rates have historically increased, which in recent years have increased the interest expense of our borrowings and could do so again. Our exposure to increases in interest rates is limited to our variable-rate borrowings, which consist of borrowings under our credit facilities and variable-rate mortgage loans payable. During 2023, we entered into interest rate swap contracts to hedge $750,000,000 of our variable-rate credit facilities. As of December 31, 2023, our outstanding debt aggregated to $2,551,036,000, of which 31.8% was unhedged variable-rate debt. The rise in interest rates has also increased our interest expense on future fixed-rate borrowings. Therefore, a significant increase in inflation or interest rates would have a material adverse impact on our financing costs and interest expense.
We have long-term lease agreements with our tenants that contain effective annual rent escalations that were either fixed or indexed based on a consumer price index or other index. We believe our annual lease expirations allow us to reset these leases to market rents upon renewal or re-leasing and that annual rent escalations within our long-term leases are generally sufficient to offset the effect of inflation on non-recoverable costs, such as general and administrative expenses and interest expense. In addition, our leases often obligate the tenants to pay a pro rata share of any increase in operating expenses. However, it is possible that during higher inflationary periods, the impact of inflation will not be adequately offset by the resetting of rents from our renewal and re-leasing activities, our annual rent escalations or the tenants’ pro rata payment of the increase in operating expenses. As a result, during periods when the impact of inflation exceeds the annual rent escalation percentages in our current leases and the percentage increase in rents in new leases, our financial results may be impaired.
Additionally, inflationary pricing may have a negative effect on the acquisition and construction costs necessary to complete our development and redevelopment projects, including, but not limited to, costs of construction materials, labor and services from third-party contractors and suppliers. Higher acquisition and construction costs could adversely impact our net investments in real estate and expected yields in our development and redevelopment projects, which may make otherwise lucrative investment opportunities less profitable to us. Any of these matters may materially and adversely affect us over time.
Our high concentrations of properties in particular geographic areas magnify the effects of negative conditions affecting those geographic areas.
We have a concentration of properties in particular geographic areas; therefore, any adverse situation that disproportionately effects one of those areas would have a magnified adverse effect on our portfolio. As of December 31, 2023, properties located in Indiana and Michigan accounted for approximately 35.3% and 10.4%, respectively, of our total property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in each such state’s economy, real estate and other market conditions.
Our real estate investments may be concentrated in OM buildings, senior housing, SNFs or other healthcare-related facilities, making us more vulnerable to negative factors affecting these classes than if our investments were diversified beyond the healthcare industry.
As a REIT, we invest primarily in real estate. Within the real estate industry, we have acquired, developed and owned, and may continue to acquire, or selectively develop and own, OM buildings, senior housing, SNFs and other healthcare-related facilities. As of December 31, 2023, our three major asset class concentrations (based on aggregate contract purchase price) were senior housing 37.6%, SNFs 29.9% and OM buildings 27.5%. We are subject to risks inherent in concentrating investments in real estate. These risks resulting from a lack of diversification become even greater as a result of our business objectives and growth strategies, which involve investing substantially all of our assets in clinical healthcare real estate.
A downturn in the commercial real estate industry generally could significantly adversely affect the value of our properties. A downturn in the healthcare industry could negatively affect our lessees’ ability to make lease payments to us and our operators’ ability to manage our properties efficiently and effectively. These matters could materially and adversely affect us and could be more pronounced than if we diversified our investments outside of real estate or if our portfolio did not include a substantial concentration in OM buildings, senior housing, SNFs or healthcare-related facilities.
Our buildings that are subject to ground leases could restrict our use of such facilities.
Our buildings that are subject to ground leases could restrict our use of such facilities. As of December 31, 2023, we own fee simple interests in all of our land, buildings and campuses, except for the following properties that are located on land that is subject to ground leases: (a) 19 OM buildings; (b) five integrated senior health campuses; and (c) one SNF, in each case, for which we own fee simple interests in the building and other improvements on such properties. Additionally, we operate 20 integrated senior health campuses that were leased to Trilogy by third parties. These ground leases contain certain restrictions. These restrictions include limits on our use of the facilities and ability to lease, sell or obtain mortgage financing secured by the facilities. There can be no assurance that the ground leases can be extended beyond the stated terms. These restrictions and term limitations could affect our returns on these facilities, which, in turn, could materially and adversely affect us. As a ground lessee, we are also exposed to the risk of reversion of the property upon expiration of the ground lease term or an earlier breach of the ground lease, which could materially and adversely affect us.
Our use of property-level rent coverages to measure our tenant’s ability to make rent payments may not be accurate.
We evaluate a lease’s property-level rent coverage ratio. Our calculations of rent coverage ratios are unaudited and are based on financial information provided to us by our tenants without independent verification on our part, and we must assume the appropriateness of estimates and judgments that were made by the party preparing the financial information. Our review of rent coverages may not adequately assess the risk of an investment, and, if our calculations are not accurate, we may be unaware that we have tenants that may be unable to make payments under their leases. If our assessment is inaccurate, our revenues could be materially and adversely affected.

Terrorist attacks, acts of violence or war, political protests and unrest or public health crises have affected and may affect the markets in which we operate and have a material adverse effect on us.
Terrorist attacks, acts of violence or war, political protests and unrest or public health crises (including the COVID-19 pandemic) have negatively affected, and may continue to negatively affect, our operations and our stockholders’ investments. We have acquired, and may continue to acquire, real estate assets located in areas that are susceptible to terrorist attacks, acts of violence or war, political protests or public health crises. These events may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain insurance to mitigate such risks, we may not be able to obtain sufficient coverage to fund any losses we may incur. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs. In addition, other than any reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure our stockholders that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for uninsured losses, our cash flows could be impaired in a manner that would result in little or no cash being distributed to our stockholders. More generally, any terrorist attack, other act of violence or war, political protest and unrest or public health crisis could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy, all of which could adversely affect our tenants’ ability to pay rent on their leases with us, our operators’ ability to manage our properties efficiently and effectively and our ability to borrow money or issue capital stock on favorable terms, which could have a material adverse effect on us.
Our business, tenants, residents and operators may face litigation and experience rising liability and insurance costs, which may materially and adversely affect us.
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

One of our growth strategies is to develop new and expand existing clinical healthcare real estate; we may do this directly or indirectly through joint ventures, including through Trilogy. Expanding and, in particular, developing properties exposes us to increased risks beyond those associated with investing in stabilized, cash flowing real estate. For example, actual costs could significantly exceed estimates (particularly during periods of rapid inflation), construction and stabilization (i.e., substantial lease-up) could take longer than expected, and occupancy and/or rental rates could prove to be lower than expected or property operating expenses could be higher. Any of these events could materially reduce any returns we achieve, or result in losses, on expansion or development projects. For the developments we have completed to date, the time to stabilization has varied, in some cases significantly, and certain developments have not yet stabilized. There can be no assurance that our current or any future development or expansion projects will be completed in accordance with our budgeted expectations, that they will achieve our underwritten returns or result in yields on cost similar to those achieved on past investments, that they will be stabilized in accordance with our expectations or at all or that, if stabilization is achieved, such stabilization will be maintained. In addition, development and expansion projects undertaken indirectly through Trilogy are primarily overseen by the Trilogy Manager, and we do not have the same level of day-to-day involvement or control over such projects that we do in a project we undertake directly. Accordingly, with respect to projects undertaken through Trilogy, we rely on the development expertise of the Trilogy Manager.

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
We may acquire one or more properties under development. We anticipate that, if we do acquire properties that are under development, we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties, and that we will be required to close the purchase of the property upon completion of the development of the property. We may enter into such a contract with the development company even if, at the time we enter into the contract, we have not yet secured sufficient financing to enable us to close the purchase of such property. However, we may not be required to close a purchase from the development company, and may be entitled to a refund of our earnest money, generally in any of the following circumstances depending on the contract:
•the development company fails to complete the development of the property according to contractual requirements;
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
We may not retain any profits resulting from the sale of our properties or receive such profits in a timely manner, because we may provide financing to the purchaser of such property.
When we decide to sell one of our properties, we may provide financing to the purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default on its obligations under the financing, which could negatively impact cash flows from operations. Even in the absence of a purchaser default, the distribution of sale proceeds or their reinvestment in other assets will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. Additionally, if any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to make distributions to our stockholders.

Representations and warranties made by us in connection with sales of our properties may subject us to liability that could materially and adversely affect us.
When we sell a property, we have been required, and may continue to be required, to make representations and warranties regarding the property and other customary items. In the event of a breach of such representations or warranties, the purchaser of the property may have claims for damages against us, rights to indemnification from us or otherwise have remedies against us. In any such case, we may incur liabilities that could materially and adversely affect us.
We face possible liability for environmental cleanup costs and damages for contamination related to properties we acquire, which could materially and adversely affect us.
Because we own and operate real estate, we are subject to various international, U.S. federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Under such laws, a current owner or operator of property can be held liable for contamination on the property caused by the former owner or operator. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including the release of asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real estate for personal injury or property damage associated with exposure to released hazardous substances. In addition, new or more stringent laws or stricter interpretations of existing laws could change the cost of compliance or liabilities and restrictions arising out of such laws. The cost of defending against these claims, complying with environmental regulatory requirements, conducting remediation of any contaminated property, or of paying personal injury claims could be substantial and could materially and adversely affect us. In addition, the presence of hazardous substances on a property or the failure to meet environmental regulatory requirements may materially impair our ability to use, lease or sell a property, or to use the property as collateral for borrowing.
Our current and future properties and our tenants may be unable to compete successfully, which could result in lower rent payments and could materially and adversely affect us.
Our current and future properties often will face competition from nearby properties that provide comparable services. Some of those competing properties are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to our properties. Operators of competing properties may provide superior services than those provided by our operators, which could reduce the competitiveness of our properties, which could have a material adverse effect on us.
Similarly, our OM building and senior housing — leased tenants face competition from other medical practices in nearby hospitals and other medical facilities, and their failure to compete successfully with these other practices could adversely affect their ability to make rental payments to us, which could materially and adversely affect us. Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients or that are permitted to participate in the payor program. This could also adversely affect our tenants’ ability to make rental payments to us, which could materially and adversely affect us.
Ownership of property outside the United States may subject us to different or greater risks than those associated with our domestic operations.
International development, ownership and operating activities involve risks that are different from those we face with respect to our domestic development, ownership and operating activities. For example, we have limited investing experience in international markets. As of December 31, 2023, we have investments in the United Kingdom, or the UK, and the Isle of Man that represent 1.4% of our portfolio, based on our aggregate purchase price of real estate investments. If we are unable to successfully manage the risks associated with international expansion and operations, we may be adversely affected.
Additionally, our ownership of properties in the UK and the Isle of Man currently subjects us to fluctuations in the exchange rates between U.S. dollars and the UK Pound Sterling, which may, from time to time, impact our financial condition, cash flows and results of operations. Revenues generated from any properties or other real estate-related investments we acquire or ventures we enter into relating to transactions involving assets located in markets outside the United States likely will be denominated in the local currency. Therefore, any investments we make outside the United States will subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar, and there can be no assurance that any attempt to mitigate foreign currency risk through hedging transactions or otherwise will be successful. As a result, changes in exchange rates of any such foreign currency to U.S. dollars may materially and adversely affect us and the book value of our assets. In addition, changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our status as a REIT. Further, bank accounts in a foreign currency which are not considered cash or cash equivalents may adversely affect our status as a REIT.
Acquired properties may expose us to unknown liability.
We may acquire properties or invest in joint ventures that own properties subject to liabilities and without any recourse, or with only limited recourse, against the prior owners or other third parties with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it, which could adversely affect our results of operations and cash flow. Unknown liabilities with respect to acquired properties might include liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons against the former owners of the properties, liabilities incurred in the ordinary course of business, and claims for indemnification by general partners, directors and others indemnified by the former owners of the properties.
Severe weather events, natural disasters and the effects of climate change and regulatory and societal responses thereto could materially and adversely affect us.
Natural disasters and severe weather events, including earthquakes, fires, storms, tornados, floods, hurricanes, snow and freezing temperatures could cause significant damage to our properties and the surrounding environment or area. Climate change is causing such events to become more frequent and increasingly severe in their effects, which could increase the costs to and impact on us and our operators over time. The effects of such events on our properties may include increased operational costs, including energy costs, delays and cost increases in our construction projects, damage to our facilities and periods when impacted facilities may be partially or wholly unoccupied, power outages and reputational damage.
Additionally, we are subject to transition risk from international, governmental and societal responses to climate change that may materially and adversely affect us or our operators, including through shifts in fuel sources leading to short- or long-term increases in energy costs and new and more stringent building codes pertaining to energy efficiency, reduced emissions or weather resistance that may be more costly to comply with, any of which could increase our building costs and our and our operators’ capital expenditures, maintenance and operating costs. Also, we are or may become subject to new laws and market expectations with respect to disclosure requirements, and this may result in additional investments and implementation of new practices and reporting processes, all entailing additional compliance costs and risk. For example, the EU recently adopted the Corporate Sustainability Reporting Directive that will impose disclosure of the risks and opportunities arising from social and environmental issues and of the impact of companies’ activities on people and the environment. Similarly, the State of California recently passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that will impose broad climate-related disclosure obligations on companies doing business in California. The SEC has included in its regulatory agenda potential rulemaking on climate change disclosures that, if adopted, could significantly increase compliance burdens and associated regulatory costs and complexity. These and other changes in international, federal, state, or local regulation or in societal expectations could materially and adversely affect us directly or indirectly through the impact on our operators.
Risks Related to Real Estate-Related Investments
Unfavorable real estate market conditions and delays in liquidating defaulted mortgage loan investments may negatively impact mortgage loans in which we have invested and may invest, which could result in losses to us.
The investment in mortgage loans or mortgage-backed securities we have made, and may continue to make, involve special risks relating to the particular borrower or issuer of the mortgage-backed securities and we will be at risk of loss on those investments, including losses as a result of defaults on our mortgage loan investments. These losses may be caused by many conditions beyond our control, including economic conditions affecting real estate values, tenant defaults and lease expirations, interest rate levels, and the other economic and liability risks associated with real estate. If we acquire property by foreclosure following defaults under our mortgage loan investments, we will have the economic and liability risks as the owner described above. We do not know whether the values of the property securing any of our mortgage loan investments will remain at the levels existing on the dates we initially make the related investment. If the values of the underlying properties drop, our risk will increase and the values of our interests may decrease. Furthermore, if there are defaults under our mortgage loan investments, we may not be able to foreclose on or obtain a suitable remedy with respect to such investments. Specifically, we may not be able to repossess and sell the underlying properties quickly, which could reduce the value of our investment. For example, an action to foreclose on a property securing a mortgage loan is regulated by state statutes and rules and is subject to many of the delays and expenses of lawsuits if the defendant raises defenses or counterclaims. Additionally, in the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.
The commercial mortgage-backed securities in which we have invested, and may continue to invest, are subject to several types of risks.
Commercial mortgage-backed securities are securities which evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the commercial mortgage-backed securities in which we have invested, and may continue to invest, are subject to all the risks of the underlying mortgage loans.
In a rising interest rate environment like the one that has prevailed in recent years, the value of commercial mortgage-backed securities may be adversely affected when payments on underlying mortgages loan(s) do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of commercial mortgage-backed securities may also change due to shifts in the market’s perception of securitization sponsors and borrower sponsors and regulatory or tax changes adversely affecting the mortgage securities markets as a whole. In addition, commercial mortgage-backed securities are subject to the credit risk associated with the performance of the underlying mortgage properties.
Commercial mortgage-backed securities are also subject to several risks created through the securitization structuring process. Subordinate commercial mortgage-backed securities are paid to the extent that there are funds available to make payments. To the extent the collateral pool includes a large percentage of delinquent loans, there is a risk that payments on subordinate commercial mortgage-backed securities will not be fully paid. In addition, commercial mortgage-backed securities are also subject to greater credit risk than those commercial mortgage-backed securities of the same series that are more highly rated.
The mezzanine loans in which we have invested in the past, and may continue to invest, involve greater risks of loss than senior loans secured by income-producing real estate.
We have in the past, and may in the future, invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real estate or loans secured by a pledge of the ownership interests of either the entity owning the real estate or the entity that owns the interest in the entity owning the real estate. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real estate because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real estate and increasing the risk of loss of principal.
We expect a portion of our real estate-related investments to be illiquid, and we may not be able to adjust our portfolio in a timely manner in response to changes in economic and other conditions.
We may acquire real estate-related investments in connection with privately negotiated transactions which are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise not subject to, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default.
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

In addition, borrowers usually use the proceeds of a conventional mortgage to repay a bridge loan. A bridge loan therefore is subject to the risk of a borrower’s inability to obtain permanent financing to repay the bridge loan. Bridge loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under bridge loans held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the bridge loan. To the extent we suffer such losses with respect to our bridge loans, we may be materially and adversely affected.
If we sell real estate-related investments prior to their maturity, we may be forced to sell those investments on unfavorable terms or at a loss.
Our board may choose to sell certain of our assets from time to time, including our real estate-related investments. If we plan to sell those investments prior to their maturity, we may be forced to do so at undesirable times and on unfavorable terms, which may result in losses. For instance, if we sell mortgage loans at a time when prevailing interest rates are higher than the interest rates of such mortgage loans, we would likely sell such loans at a discount to their stated principal values.
Risks Related to the Healthcare Industry
The healthcare industry is heavily regulated and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of our tenants to make rent payments to us or adversely affect our operators’ ability to operate facilities held in RIDEA structures.
The healthcare industry is heavily regulated by federal, state and local governmental bodies. The tenants and operators of our healthcare facilities generally will be subject to laws and regulations covering, among other things, licensure, certification for participation in government programs and relationships with physicians and other referral sources. Changes in these laws and regulations, or a tenant’s or operator’s failure to comply with these laws and regulations, could adversely affect us. For example, such non-compliance could materially and adversely affect a tenant’s ability to make rent payments to us. Similarly, were an operator of a facility held in a RIDEA structure (where we benefit from positive operating performance, if any, at such facilities) to fail to comply with a regulatory obligation, it could adversely affect the operating performance of the facility and our participation therein.
Many of our healthcare facilities and their tenants and operators require a license or CON. Failure to obtain a license or CON, or the loss of a required license or CON, would prevent a facility from operating in the manner intended by the tenant or operator. These events could materially and adversely affect a tenant’s ability to make rent payments to us or for an operator to operate a facility held in a RIDEA structure efficiently, either of which could have a material adverse effect on us. Similarly, state and local laws also may regulate expansion, including the addition of new beds/units or services or the acquisition of medical equipment at a facility, and the construction of healthcare-related facilities, by requiring a CON or other similar approval. State CON laws and other similar laws are not uniform throughout the United States and are subject to change. Restrictions on the expansion of our facilities could materially and adversely affect a tenant’s ability to make rent payments to us or for an operator to operate a facility held in a RIDEA structure efficiently, either of which could have a material adverse effect on us. We cannot predict the impact of state CON laws or similar laws on our development or expansion of facilities or the operations of our tenants or operators.
In addition, in certain areas, state CON laws materially limit the ability of competitors to enter into the markets served by our facilities, thereby limiting competition. The repeal of CON laws could allow competitors to freely operate in previously closed markets. Any such increased competition could materially and adversely affect a tenant’s ability to make rent payments to us or for an operator to operate a facility held in a RIDEA structure efficiently, either of which could have a material adverse effect on us. These CON laws could also restrict our ability to expand in new markets.
In certain circumstances, loss of state licensure or certification or closure of a facility could ultimately result in loss of authority to operate the facility or provide services at the facility and require new CON authorization licensure and/or authorization or potential authorization from CMS to re-institute operations. As a result, the value of the facility may be reduced, which could materially and adversely affect us.

Reimbursement rates from third-party payors, including Medicare and Medicaid, that do not rise as quickly, or at all, compared to the rate of inflation, could adversely affect our tenants’ operations and ability to make rental payments to us or our profitability from operating facilities held in RIDEA structures.
Sources of revenue for our tenants and operators may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in the slower growth in reimbursement rates for certain services provided by some of our tenants and operators, which could have a material adverse effect on us. In addition, the healthcare billing rules and regulations are complex, and the failure of any of our tenants or operators to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid, and other government sponsored payment programs. Moreover, the state and federal governmental healthcare payment programs are subject to state and federal legislative actions, and changes in reimbursement models may reduce our tenants’ and operators’ revenues and adversely affect our tenants’ ability to make rent payments to us or our operators’ ability to operate facilities held in RIDEA structures efficiently, either of which could have a material adverse effect on us.
The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. It is possible that our tenants and operators will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to reimbursement based upon value-based principles and quality driven managed care programs, and general industry trends that include pressures to control healthcare costs. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement based upon a fee for service payment to payment based upon quality outcomes have increased the uncertainty of payments.
In addition, the Patient Protection and Affordable Care Act of 2010, or the Healthcare Reform Act, was passed with an intent to reduce the number of individuals in the United States without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. Included within the legislation is a limitation on physician-owned hospitals from expanding facility capacity, unless the facility satisfies very narrow federal exceptions to this limitation. Therefore, if our tenants are physicians that own and refer to a hospital, the hospital may be limited in its operations and expansion potential, which may limit the hospital’s services and resulting revenues and may impact the owner’s ability to make rental payments.
Furthermore, the Healthcare Reform Act included new payment models with new shared savings programs and demonstration programs that include bundled payment models and payments contingent upon reporting on satisfaction of quality benchmarks. The new payment models will likely change how physicians are paid for services. These changes could negatively affect some of our tenants and operators, which could have a material adverse effect on us.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017, was signed into law and repealed the individual mandate financial penalty portion of the Healthcare Reform Act beginning in 2019. With the elimination of the individual mandate enforcement mechanism, several states brought suit seeking to invalidate the entire Healthcare Reform Act. On June 17, 2021, the U.S. Supreme Court dismissed this lawsuit without specifically ruling on the constitutionality of the law. In addition, President Biden issued an executive order initiating a special enrollment period as a result of the pandemic from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed federal agencies to review and reconsider their existing policies and rules that limit access to healthcare. However, challenges to the Healthcare Reform Act may continue. If all or a portion of the Healthcare Reform Act, including the individual mandate, is eventually ruled unconstitutional, our tenants and operators may have more patients and residents who do not have insurance coverage, which may adversely impact the tenants’ and operators’ collections and revenues. Additionally, in October 2022, the Biden Administration announced new actions by CMS to strengthen accountability for nursing homes participating in the Special Focus Facilities, or SFF, an oversight program designed to monitor poor-performing nursing homes. These reforms include strengthened penalties for SFF nursing homes that fail to improve, increases in safety standards that SFF nursing homes must implement and increased communication between CMS and SFF nursing homes. The announcement further noted that the administration will continue to take administrative action to improve oversight of nursing homes moving forward. The financial impact on our tenants and operators could adversely affect a tenant’s ability to make rent payments to us or an operator’s ability to operate facilities held in RIDEA structures efficiently, either of which could have a material adverse effect on us.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments to the statute, some of which have changed the 2% amount for specific years or suspended the 2% for specific years, will remain in effect through 2032, unless additional Congressional action is taken. The financial impact on our tenants and operators could adversely affect a tenant’s ability to make rent payments to us or an operator’s ability to operate facilities efficiently, either of which could have a material adverse effect on us.

We cannot predict the ultimate content, timing or effect of any further healthcare reform legislation or the impact of potential legislation on us. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare services, which may adversely impact our tenants’ ability to make rental payments to us or our operators’ ability to operate facilities held in RIDEA structures efficiently, either of, which could have a material adverse effect on us.
If seniors delay moving to senior housing facilities until they require greater care or forgo moving to senior housing facilities altogether, such action could have a material adverse effect on us.
Some seniors have been delaying their moves to senior housing facilities, including to our triple-net leased properties and SHOP, until they require greater care and are increasingly forgoing moving to senior housing facilities altogether. Further, rehabilitation therapy and other services that have become available to seniors as alternative options on an outpatient basis or in seniors’ personal residences in response to market demand and government regulation may increase the trend for seniors to delay moving to senior housing facilities. Such delays may cause decreases in occupancy rates and increases in resident turnover rates at our senior housing facilities. Moreover, seniors may have greater care needs and require higher acuity services, which may increase our tenants’ and operators’ cost of business, expose our tenants and operators to additional liability, or result in lost business and shorter stays at our leased and managed senior housing facilities if our tenants and operators are not able to provide the requisite care services or fail to adequately provide those services. These trends may negatively impact the occupancy rates and revenues at our leased and managed senior housing, which could have a material adverse effect on us. Further, if any of our tenants or operators are unable to offset lost revenues from these trends by providing and growing other revenue sources, such as new or increased service offerings to seniors, our senior housing facilities may be unprofitable, we may receive lower returns and rent, and the value of our senior housing facilities may decline.
Events that adversely affect the ability of seniors and their families to afford resident fees at our senior housing facilities could cause our occupancy rates and revenues to decline, which could have a material adverse effect on us.
Costs to seniors associated with independent and assisted living services are generally not reimbursable under Medicare, and the scope of services that may be covered by Medicaid varies by state. In many cases, only seniors with income or assets meeting or exceeding the comparable median in the regions where our facilities are located typically will be able to afford to pay the entrance fees and monthly resident fees, and a weak economy, depressed housing market or changes in demographics could adversely affect their continued ability to do so. If our tenants and operators are unable to retain and attract seniors with sufficient income, assets or other resources required to pay the fees associated with independent and assisted living services and other services provided by our tenants and operators at our healthcare facilities, our occupancy rates and revenues could decline, which could, in turn, materially and adversely affect us.
Some tenants and operators of our facilities will be subject to fraud and abuse laws, the violation of which could materially and adversely affect a tenant’s ability to make rent payments to us or an operator’s ability to operate a facility held in a RIDEA structure efficiently, either of which could have a material adverse effect on us.
There are various federal, foreign and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from, or are in a position to make referrals in connection with government-sponsored healthcare programs, including Medicare and Medicaid. Our contractual arrangements with tenants and operators may also be subject to these fraud and abuse laws, including federal laws such as the Anti-Kickback Statute and the Stark Law. Moreover, our agreements with tenants and operators may be required to satisfy individual state law requirements that vary from state to state, which impacts the terms and conditions that may be negotiated in such agreements.
These federal and foreign laws include:
•the Federal Anti-Kickback Statute, a criminal law which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in return for, or to induce, the referral of an individual for, or the purchase, order or recommendation of, any item or service for which payment may be made under a federal healthcare program such as Medicare and Medicaid;
•the Federal Physician Self-Referral Prohibition, which, subject to specific exceptions, restricts physicians from making referrals for specifically designated health services for which payment may be made under federal healthcare programs to an entity with which the physician, or an immediate family member, has a financial relationship;

•the False Claims Act, which prohibits any person from knowingly presenting, or causing to be presented, false or fraudulent claims for payment or approval that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government, including claims paid by the Medicare and Medicaid programs;
•the Civil Monetary Penalties Law, which authorizes the U.S. Department of Health & Human Services to impose monetary penalties or exclusion from participating in state or federal healthcare programs for certain fraudulent acts;
•the Health Insurance Portability and Accountability Act of 1996, as amended, which makes it a federal crime to defraud any health benefit plan, including private payors;
•the Exclusions Law, which authorizes the U.S. Department of Health & Human Services to exclude persons or entities from participating in state or federal healthcare programs for certain fraudulent acts; and
•the UK Bribery Act 2010, a criminal law which relates to any function of a public nature, connected with a business, performed in the course of a person’s employment or performed on behalf of a company or another body of persons, covering bribery both in the public and private sectors.
Each of these laws includes criminal and/or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. Monetary penalties associated with violations of these laws have been increased in recent years. Certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Additionally, states in which the facilities are located may have similar fraud and abuse laws. Investigation by a federal or state governmental body for violation of fraud and abuse laws or imposition of any of these penalties upon one of our tenants or operators or a settlement relating to such matters could materially and adversely affect a tenant’s ability to make rent payments to us or an operator’s ability to operate a facility held in a RIDEA structure efficiently, either of which could have a material adverse effect on us.
Efforts to ensure compliance with applicable healthcare laws and regulations may cause our tenants and operators to incur substantial costs that could materially and adversely affect a tenant’s ability to make rent payments to us or an operator’s ability to operate a facility held in a RIDEA structure efficiently, either of which could have a material adverse effect on us.
Adverse trends in healthcare provider operations may materially and adversely affect us.
The healthcare industry is currently experiencing:
•changes in the demand for and methods of delivering healthcare services;
•changes in third-party reimbursement policies;
•significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas;
•increased expenses for uninsured patients;
•increased competition among healthcare providers;
•increased liability insurance expenses;
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

Additionally, in connection with the COVID-19 pandemic, many governmental entities relaxed certain licensure and other regulatory requirements relating to telemedicine, allowing more patients to virtually access care without having to visit a healthcare facility. Despite the end of the COVID-19 public health emergency, if governmental and regulatory authorities continue to allow for increased virtual healthcare, this may affect the demand for some of our properties, such as OM buildings.
These factors may negatively affect the economic performance of some or all of our tenants and operators, which could have a material adverse effect on us.
Our tenants and operators may be affected by the financial deterioration, insolvency and/or bankruptcy of other companies in the healthcare industry.
Certain companies in the healthcare industry, including some key senior housing operators, are experiencing considerable financial, legal and/or regulatory difficulties which have resulted or may result in financial deterioration and, in some cases, insolvency and/or bankruptcy. The adverse effects on these companies could have a significant impact on the industry as a whole, including but not limited to negative public perception by investors, lenders, patients and residents. As a result, our tenants and properties managed by our operators could experience the damaging financial effects of a weakened industry sector driven by negative headlines, and we could be materially and adversely affected.
Our tenants and operators may be subject to significant legal and regulatory actions that could subject them to increased operating costs and substantial uninsured liabilities, which could have a material adverse effect on us.
Our tenants and operators may become subject to claims that their services have resulted in patient injury or other adverse effects. Healthcare providers have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by our tenants and operators may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to our tenants and operators due to state law prohibitions or limitations of availability. As a result, tenants and operators of our OM buildings, senior housing, SNFs and other healthcare-related facilities operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. We also believe that there has been, and will continue to be, an increase in regulatory or other governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance may not always be available to cover such losses. Any adverse determination or settlement in a legal proceeding or regulatory or other governmental investigation, whether currently asserted or arising in the future, could negatively affect a tenant’s or operator’s business and financial strength. If a tenant or operator is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if uninsured punitive damages are required to be paid, or if an uninsurable government enforcement action is brought, the tenant or operator could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent to us or the operator’s ability to manage our properties efficiently and effectively, which could have a material adverse effect on us.
We, our tenants and our operators for our senior housing facilities and SNFs may be subject to various government reviews, audits and investigations that could materially and adversely affect us, including an obligation to refund amounts previously paid to us, potential criminal charges, the imposition of fines and/or the loss of the right to participate in Medicare and Medicaid programs.
We, our tenants and our operators for our senior housing facilities and SNFs are subject to various governmental reviews, audits and investigations to verify compliance with the Medicaid and Medicare programs and applicable laws and regulations. We, our tenants and our operators for our senior housing facilities and SNFs are also subject to audits under various government programs, including Recovery Audit Contractors, Unified Program Integrity Contractors, and other third party audit programs, in which third-party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare and Medicaid programs. Private pay sources also reserve the right to conduct audits. An adverse review, audit or investigation could result in:
•an obligation to refund amounts previously paid to us, our tenants or our operators pursuant to the Medicare or Medicaid programs or from private payors, in amounts that could be material to us;
•state or federal agencies imposing fines, penalties and other sanctions on us, our tenants or our operators;
•loss of our right, our tenants’ right or our operators’ right to participate in the Medicare or Medicaid programs or one or more private payor networks;
•an increase in private litigation against us, our tenants or our operators; and
•damage to our reputation in various markets.

While we, our tenants and our operators for our senior housing facilities and SNFs have always been subject to post-payment audits and reviews, more intensive “probe reviews” appear to be a permanent procedure with our fiscal intermediaries. If the government or a court were to conclude that such errors, deficiencies or disagreements constituted criminal violations or were to conclude that such errors, deficiencies or disagreements resulted in the submission of false claims to federal healthcare programs, or if the government were to discover other problems in addition to the ones identified by the probe reviews that rose to actionable levels, we, our officers and our tenants and operators and their officers might face potential criminal charges and/or civil claims, administrative sanctions and penalties for amounts that could be material to us. In addition, we, our officers and other key personnel and our tenants and operators and their officers and other key personnel could be temporarily or permanently excluded from future participation in state and federal healthcare reimbursement programs such as Medicaid and Medicare. In any event, it is likely that a governmental investigation alone, regardless of its outcome, would divert material time, resources and attention from our management team and our staff or those of our tenants and our operators and could materially and adversely affect us during and after any such investigation or proceedings.
In cases where claim and documentation review by any CMS contractor results in repeated poor performance, a facility can be subjected to protracted oversight. This oversight may include repeat education and re-probe, extended pre-payment review, referral to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement outside of specifically reviewed claims. Sustained failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare and Medicaid decertification, which materially and adversely affects us. Adverse actions by CMS may also cause third-party payor or licensure authorities to audit our tenants or operators. These additional audits could result in termination of third-party payor agreements or licensure of the facility, which could have a material adverse effect on us.
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
The Healthcare Reform Act and similar foreign laws impose additional requirements regarding compliance and disclosure.
The Healthcare Reform Act requires SNFs to have a compliance and ethics program that is effective in preventing and detecting criminal, civil and administrative violations and in promoting quality of care as a condition of participation in Medicare and Medicaid. If our operators fall short in their compliance and ethics programs and quality assurance and performance improvement programs, if and when required, their reputations and ability to attract patients and residents could be adversely affected, which could have a material adverse effect on us.
Similar requirements also apply to healthcare properties in the UK under national law and guidance. The Health & Care Professions Council, the regulator of health, psychological and care professionals in the UK, requires a qualification to demonstrate standards of proficiency and also set standards, hold a register, quality assure education and investigate complaints. They have set out an ethical framework with standards of conduct, performance and ethics including restrictions on confidentiality and the use of social media. If any of our operators in the UK fall short in their obligations, their reputations and ability to attract patients and residents may be adversely affect which might have a material adverse effect on their business and by extension us.

Risks Related to Joint Ventures
Property ownership through joint ventures could limit our control of those investments or our decisions with respect to other investments, restrict our ability to operate and finance properties on our terms and reduce their expected return.
In connection with the purchase of real estate, we have entered, and may continue to enter, into joint ventures with third parties. We may also purchase or develop properties in co-ownership arrangements with the property sellers, developers or other parties. We may own properties through both consolidated and unconsolidated joint ventures. These structures involve participation in the investment by other parties whose interests and rights may not be the same as ours. Our joint ventures, and joint ventures we may enter into in the future, may involve risks not present with respect to our wholly-owned properties, including the following:
•we may share with, or even delegate decision-making authority to, our joint venture partners regarding certain major decisions affecting the ownership or operation of the joint venture and the joint venture property, such as, but not limited to, (i) additional capital contribution requirements, (ii) obtaining, refinancing or paying off debt and (iii) obtaining consent prior to the sale or transfer of our interest in the joint venture to a third party, which may prevent us from taking actions that are opposed by our joint venture partners;
•our joint venture partners might become bankrupt and such proceedings could have an adverse impact on the operations of the joint venture;
•our joint venture partners may have business interests or goals with respect to the joint venture property that conflict with our business interests and goals, which could increase the likelihood of disputes regarding the ownership, management or disposition of the property;
•in some instances, we may enter into arrangements with our joint venture partners that may (i) require an acquisition opportunity to be allocated to the joint venture when we otherwise may have acquired the asset ourselves or (ii) cause the joint venture to sell an asset at a time when we otherwise may not have initiated such a transaction;
•disputes may develop with our joint venture partners over decisions affecting the joint venture property or the joint venture, which may result in litigation or arbitration that would increase our expenses and distract our officers from focusing their time and effort on our business, disrupt the day-to-day operations of the property, such as by delaying the implementation of important decisions until the conflict is resolved, have an adverse impact on the operations and profitability of the joint venture and possibly force a sale of the property if the dispute cannot be resolved;
•our joint venture partners may be unable to or refuse to make capital contributions when due, or otherwise fail to meet their obligations, which could require us to fund the shortfall or forego our equity in the joint venture; and
•the activities of a joint venture could adversely affect our ability to maintain our qualification as a REIT.
As of December 31, 2023, we indirectly own a 74.1% interest in Trilogy, a consolidated joint venture representing approximately 43.6% of our portfolio (based on aggregate contract purchase price) and contributing approximately 51.0% of our annualized base rent / annualized NOI as of such date. Approximately 23.4% of Trilogy is indirectly owned by NHI, with the remaining 2.5% primarily owned by affiliates of the Trilogy Manager, an eligible independent contractor, or EIK, that manages the day-to-day operations of the joint venture. In addition to relying on the Trilogy Manager to manage the joint venture effectively, our investment in Trilogy exposes us to many of the risks described above with respect to joint venture investments generally. For example, other parties with interests in Trilogy have certain rights that could affect our investment in Trilogy. There are certain decisions that are deemed “major decisions” with respect to Trilogy’s business (such as terminating the management agreement with the Trilogy Manager, taking certain actions under the management agreement, making certain sales of the Trilogy properties, and taking certain other actions with respect to the Trilogy portfolio) that require the approval of NorthStar. It is possible that NorthStar will have interests that differ from ours, and our ability to pursue our interests may be limited by their rights under the joint venture arrangements. Additionally, if we seek to transfer our indirect ownership interests in Trilogy, we are required to first offer such interests to NorthStar, which could delay our ability to sell such interests or adversely affect the price we receive in connection with a sale. In addition, in certain circumstances, we and NorthStar have the right to force the sale of all of Trilogy’s assets, provided that, if this right is triggered by a party, the non-triggering party has a right to elect to purchase the Trilogy assets. This could cause us to increase our investment in Trilogy or result in the sale of Trilogy at a time when we would not to choose to effect a sale.

We have the option to purchase the remaining 24.0% minority membership interest held by our joint venture partner in Trilogy REIT Holdings. Many factors, such as the historical and projected performance of the assets held by Trilogy REIT Holdings, our expectations for the future performance of the assets held by Trilogy REIT Holdings, our financial condition, results of operations and cash flows, and our access to attractive capital, among other factors, will influence whether or not we elect to exercise this option, the consideration mix we would select in connection with any such exercise and how we would finance the cash portion of the purchase price for any such exercise. Accordingly, no assurance can be given as to when, or if, we will exercise this option, or, if we do exercise this option, that we will consummate the purchase on the terms we expect or at all or that we will achieve the anticipated benefit from acquiring the remaining 24.0% minority membership interest held by our joint venture partner in Trilogy REIT Holdings.
We may structure our joint venture relationships in a manner which limits the amount we participate in the cash flows or appreciation of an investment.
We have entered, and may continue to enter, into joint venture agreements, the economic terms of which may provide for the distribution of income to us otherwise than in direct proportion to our ownership interest in the joint venture. For example, while we and another joint venture party may invest an equal amount of capital in an investment, the investment may be structured such that one joint venture partner has a right to priority distributions of cash flows up to a certain target return while another joint venture partner may receive a disproportionately greater share of cash flows once such target return has been achieved. This type of investment structure may result in our joint venture partner receiving more of the cash flows, including any from appreciation, of an investment than we receive. If we do not accurately judge the appreciation prospects of a particular investment or structure the venture appropriately, we may incur losses on joint venture investments or have limited participation in the profits of a joint venture investment, either of which could reduce our ability to make distributions to our stockholders.
If we serve as a managing member, general partner or controlling party with respect to investments or joint ventures, we may be subject to risks and liabilities that we would not otherwise face.
In certain circumstances, we may serve as managing member, general partner or controlling party with respect to investments and joint ventures. In such instances, we may face additional risks including, among others, the following:
•we may have increased duties to the other investors or partners in the investment or venture;
•in the event of certain events or conflicts, our partners may have recourse against us, including the right to monetary penalties, the ability to force a sale or exit the investment or venture;
•our partners may have the right to remove us as the general partner or managing member in certain cases involving cause; and
•our subsidiaries that would be the general partner or managing member of the investment or venture could be generally liable, under applicable law or the governing agreement of a venture, for the debts and obligations of the investment or venture, subject to certain exculpation and indemnification rights pursuant to the terms of the governing agreement.
Risks Related to Debt Financing
We have substantial indebtedness and may incur additional indebtedness in the future, which could materially and adversely affect us.
We have substantial indebtedness and may incur additional indebtedness in the future, which could materially and adversely affect us. As of December 31, 2023, we had indebtedness of $2,551,036,000, which comprises $914,900,000 in unsecured debt under our 2022 Credit Agreement and $1,636,136,000 in secured mortgage loans payable and under the secured 2019 Trilogy Credit Agreement. As of December 31, 2023, we had $268,722,000 of total liquidity, comprised of $225,277,000 of undrawn capacity under our lines of credit and $43,445,000 of cash and cash equivalents. This represented approximately 5.7% of the combined fair market value of all of our properties and other real estate-related investments as of December 31, 2023.Though we anticipate that our overall leverage will approximate 50.0% of the combined fair market value of all of our properties and other real estate-related investments, as determined at the end of each calendar year, our organizational documents do not place a limitation on the amount of leverage that we may incur, and we could incur leverage substantially in excess of this amount.
We expect to fund a portion of our cash needs, including funding investment activity, with additional indebtedness. If we exercise our option to purchase the remaining 24.0% minority membership interest held by our joint venture partner in Trilogy REIT Holdings, we may consummate the purchase transaction entirely in cash or in a combination of at least the Minimum Cash Consideration and newly issued shares of our convertible preferred stock as defined in Note 13, Equity — Noncontrolling Interests in Total Equity — Membership Interest in Trilogy REIT Holdings, or Convertible Preferred Stock. If we elect to pay for the purchase entirely in cash, the all cash purchase price would be $240,500,000 if we consummate the purchase on or before March 31, 2024, would increase to $247,000,000 if we consummate the purchase from April 1, 2024 to and including December 31, 2024 and would further increase to $260,000,000 if we consummate the purchase on or after January 1, 2025. If, for example, we elect to pay for the purchase using only the Minimum Cash Consideration, we would pay for the remaining portion of the purchase price consideration by issuing to NorthStar 9,360,000 shares of our Convertible Preferred Stock. In all cases, an amount of cash will be required, and we may source our cash need from the proceeds of issuances of additional debt and equity (including preferred stock other than our Convertible Preferred Stock) and/or a hybrid of debt and equity.
Also, if we exercise our option and elect to issue shares of our Convertible Preferred Stock, we would not be permitted to pay cash dividends on junior securities (such as our common stock) unless we were then current on all accumulated dividends owed on our Convertible Preferred Stock for past quarterly dividend periods. This means that we may have additional cash needs so long as our Convertible Preferred Stock is outstanding. We may also have cash needs in order to satisfy the redemption option that a holder of shares of our Convertible Preferred Stock may exercise after a fundamental change transaction (such as a change-in-control transaction involving us), which exercise would require us to repurchase that holder’s shares of our Convertible Preferred Stock or to exercise our option to redeem our Convertible Preferred Stock if financially advantageous to do so. As such, the credit rating agencies and our investors may view our Convertible Preferred Stock as effectively similar to debt or “mezzanine” financing. Our ability to access additional debt capital and the cost of other terms thereof will be significantly influenced by our creditworthiness and any rating assigned by a rating agency, as well as by general economic and market conditions. Significant secured and unsecured indebtedness adversely affects our creditworthiness and could prevent us from achieving an investment grade credit rating or cause a rating agency to lower a rating or to place a rating on a “watchlist” for possible downgrade. Deteriorations in our creditworthiness or in any ratings that we may achieve, or the perception that any such deterioration may occur, would adversely affect our ability to access additional debt capital and increase the cost of any debt capital that is available to us and may require us to accept restrictive covenants. A reduction in our access to debt capital, an increase in the cost thereof or our acceptance of restrictive covenants could limit our ability to achieve our business objectives and pursue our growth strategies.
Additionally, interest rates have significantly increased, and may continue to significantly increase, our interest costs. Expensive debt could reduce or limit our available cash flow to fund working capital, capital expenditures, acquisitions and development projects, reduce cash available for distributions to stockholders, hinder our ability to meet certain debt service ratios under our credit agreements or impose restrictions on our ability to incur additional debt for so long as certain debt service ratios are not met.
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
If we mortgage a property and there is a shortfall between the cash flows from that property and the cash flows needed to service mortgage debt on that property, our financial results would be negatively affected, and the amount of cash available for distributions to stockholders would be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. In addition, lenders may have recourse to assets other than those specifically securing the repayment of indebtedness. For tax purposes, a foreclosure on any of our properties will be treated as a disposition of the property, which could cause us to recognize taxable income on foreclosure, without receiving corresponding cash proceeds. We may give full or partial guarantees to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity.
A significant amount of debt subjects us to many risks that, if realized, would materially and adversely affect us, including the risk that:
•our cash flow from operating activities could become insufficient to make required payments of principal and interest on our debt, which would likely result in (i) acceleration of the debt (and any other debt containing a cross-default or cross-acceleration provision), increasing the likelihood of further distress if refinancing is not available on favorable terms or at all, (ii) our inability to borrow undrawn amounts under other existing financing arrangements, even if we have timely made all required payments under such arrangements, further compromising our liquidity and/or (iii) the loss of some or all of our assets that are pledged as collateral in connection with our financing arrangements;

•our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that such debt will increase our investment returns in an amount sufficient to offset the associated risks relating to leverage;
•we may be required to dedicate a substantial portion of our cash flow from operating activities to payments on our debt, thereby reducing funds available for operations, future business opportunities, stockholder distributions and/or other purposes; and
•to the extent the maturity of certain debt occurs prior to the maturity of a related asset pledged or transferred as collateral for such debt, we may not be able to refinance that debt on favorable terms or at all, which may reduce available liquidity and/or cause significant losses to us.
To the extent we borrow funds at floating interest rates, we will be adversely affected by rising interest rates unless fully hedged. Rising interest rates will also increase our interest expense on future fixed-rate debt.
Interest we pay on our debt obligations reduces our financial results and cash available for distributions to our stockholders. Whenever we incur variable-rate debt, increases in interest rates would increase our interest expense unless fully hedged. During 2023, we entered into interest rate swap contracts to hedge $750,000,000 of our variable-rate credit facilities. As of December 31, 2023, our outstanding debt aggregated $2,551,036,000, of which 31.8% was unhedged variable-rate debt. Rising interest rates will also increase our interest expense on future fixed-rate debt. If we need to repay existing debt during periods of rising interest rates, which has been the case in recent years , we could be required to sell one or more of our properties at times which may not permit realization of the maximum return on such investments, which could result in losses.
To the extent we borrow at fixed rates or enter into fixed interest rate swaps, we will not benefit from reduced interest expense if interest rates decrease.
We are exposed to the effects of interest rate changes primarily as a result of borrowings we have used to maintain liquidity and fund expansion and refinancing of our real estate investment portfolio and operations. To limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk, we have borrowed, and may continue to borrow, at fixed rates or variable rates depending upon prevailing market conditions. We have and may also continue to enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. Therefore, to the extent we borrow at fixed rates or enter into fixed interest rate swaps, we will not benefit from reduced interest expense if interest rates decrease in the future below our borrowing rates.
Hedging activity may expose us to risks.
We have used, and may continue to use, derivative financial instruments to hedge our exposure to changes in exchange rates and interest rates. If we use derivative financial instruments to hedge against exchange rate or interest rate fluctuations, we will be exposed to credit risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. These derivative instruments are speculative in nature and there is no guarantee that they will be effective. If we are unable to manage these risks effectively, we could be materially and adversely affected.
Lenders may require us to enter into restrictive covenants that could adversely affect our business.
When providing financing, a lender may impose restrictions on us that affect our ability to incur additional debt, make distributions to our stockholders and operate our business. We have entered into, and may continue to enter into, loan documents that contain covenants that limit our ability to further mortgage the property or discontinue insurance coverage. These or other limitations may adversely affect our flexibility and our ability to achieve our business objectives.
Interest-only indebtedness may increase our risk of default, adversely affect our ability to refinance or sell properties and ultimately may reduce our funds available for distribution to our stockholders.
We may finance or refinance our properties using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. At the time such a balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. Furthermore, these required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments would likely increase at a time of rising interest rates, depending upon the adjustment terms. In addition, payments of principal and interest made to service our debt, including balloon payments, may leave us with insufficient cash to pay the distributions to our stockholders, including those that we are required to pay to maintain our qualification as a REIT. Any of these results could have a material adverse effect on us.
Risks Related to Our Corporate Structure and Organization
Our charter imposes a limit on the percentage of shares of our common stock or capital stock that any person may own, and such limit may discourage a takeover or business combination that may have benefited our stockholders.
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
Our board determines our major strategies, including our strategies regarding investments, financing, growth, capitalization, REIT qualification and distributions. Our board may amend or revise these and other strategies without a vote of the stockholders. Under our charter and Maryland law, our stockholders have a right to vote only on the following matters:
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
All other matters are subject to the sole discretion of our board.
Conflicts of interest could arise as a result of our officers’ other positions and/or interests outside of our company.
We rely on our management for implementation of our policies and our day-to-day operations. Although a majority of their business time is spent working for our company, they may engage in other investment and business activities in which we have no economic interest. Their responsibilities to these other entities could result in action or inaction that is detrimental to our business, which could harm the implementation of our growth strategies and achievement of our business strategies. They may face conflicts of interest in allocating time among us and their other business ventures and in meeting obligations to us and those other entities.
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
The MGCL provides that a director has no liability in such capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter requires us, to the maximum extent permitted by Maryland law, to indemnify and advance expenses to our directors and officers and our subsidiaries’ directors and officers. Additionally, our charter limits, to the maximum extent permitted by Maryland law, the liability of our directors and officers to us and our stockholders for monetary damages. Moreover, we have entered into separate indemnification agreements with each of our directors and executive officers and intend to enter into indemnification agreements with each of our future directors and executive officers. Although our charter does not limit the liability of our directors and officers or allow us to indemnify our directors and officers to a greater extent than permitted under Maryland law, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors and officers in some cases, which would decrease the cash otherwise available for distribution to our stockholders.
Our structure may result in potential conflicts of interest with limited partners in our operating partnership whose interests may not be aligned with those of our stockholders.
Our directors and officers have duties to us and our stockholders under Maryland law and our charter in connection with their management of us. At the same time, the general partner of our operating partnership, of which we are the sole owner, has fiduciary duties under Delaware law to our operating partnership and to the limited partners in connection with the management of our operating partnership. The duties of the general partner to our operating partnership and its partners may come into conflict with the duties of our directors and officers to us and our stockholders. Under Delaware law, a general partner of a Delaware limited partnership owes its limited partners the duties of good faith and fair dealing. Other duties, including fiduciary duties, may be modified or eliminated in the partnership agreement. If there is a conflict in the fiduciary duties owed by us (as the sole member of the general partner) to our stockholders on one hand and by the general partner to any limited partners on the other, we shall be entitled to resolve such conflict in favor of our stockholders.
Additionally, the partnership agreement expressly limits our liability by providing that we and our officers, directors, stockholders, trustees, representatives, agents and employees will not be liable or accountable to our operating partnership for (i) any act or omission performed or failed to be performed, or for any losses, claims, costs, damages, or liabilities arising from any such act or omission, (ii) any tax liability imposed on our operating partnership or (iii) any losses due to the misconduct, negligence (gross or ordinary), dishonesty or bad faith of any agents of our operating partnership, if we or any such person acted consistent with the obligation of good faith and fair dealing and with applicable duties of care and loyalty. In addition, our operating partnership is required to indemnify us and our officers, directors, employees and designees to the extent permitted by applicable law from and against any and all claims arising from operations of our operating partnership, unless it is established that: (i) the act or omission was material to the matter giving rise to the proceeding and either was committed in bad faith or was the result of active and deliberate dishonesty; (ii) the indemnified party received an improper personal benefit, in money, property or services; or (iii) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. The provisions of Delaware law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been tested in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties.
Risks Related to Taxes and Our REIT Status
Failure to maintain our qualification as a REIT for U.S. federal income tax purposes would subject us to U.S. federal income tax on our REIT taxable income at the regular corporate rate, which would substantially increase our income tax expenses and reduce our distributions to our stockholders.
We have elected to be taxed as a REIT under the Code commencing with our taxable year ended December 31, 2016. We believe that we have been, and, through the time of the REIT Merger, GAHR III was, organized and operated, and we intend to continue to operate in conformity with the requirements for qualification and taxation as a REIT under the Code. To continue to maintain our qualification as a REIT, we, and our subsidiary REIT, Trilogy Real Estate Investment Trust, or Trilogy REIT, must meet various requirements set forth in the Code concerning, among other things, the ownership of our, or Trilogy REIT’s, outstanding common stock, the nature of our, or Trilogy REIT’s, assets, the sources of our, or Trilogy REIT’s, income, and the amount of our, or Trilogy REIT’s, distributions to stockholders. In addition, if it is determined that GAHR III lost, in any year prior to the REIT Merger, its qualification as a REIT without being entitled to any relief under the statutory provisions to preserve REIT status, we, as a “successor” to GAHR III under the REIT rules, will not be able to qualify as a REIT to the extent we are unable to avail ourselves of any relief under the statutory provisions to preserve REIT status. The REIT qualification requirements are extremely complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. In addition, the determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a REIT. Accordingly, we cannot be certain that we, or Trilogy REIT, will be successful in operating in compliance with the REIT rules in such manner as to allow us to maintain our qualification as a REIT. At any time, new laws, interpretations or court decisions may change the U.S. federal tax laws relating to, or the U.S. federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our board to determine that it is not in our best interests to maintain our qualification as a REIT, and to revoke our REIT election, which it may do without stockholder approval.
If we fail to maintain our qualification as a REIT for any taxable year, we will be subject to U.S. federal income tax on our REIT taxable income at the corporate rate and could also be subject to increased state and local taxes. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status unless the Internal Revenue Services, or IRS, grants us relief under certain statutory provisions. Losing our REIT status would reduce our net earnings available for investment and amounts available for distribution to our stockholders because of the additional tax liability. In addition, distributions would no longer qualify for the distributions paid deduction, and we would no longer be required to make distributions to our stockholders. If this occurs, we might be required to raise debt or equity capital or sell some investments in order to pay the applicable tax.
As a result of all these factors, our failure to maintain our qualification as a REIT could impair our ability to expand our business and raise capital, could materially and adversely affect the trading price of our common stock and would substantially reduce our ability to make distributions to our stockholders.
TRSs are subject to corporate-level taxes and our dealings with TRSs may be subject to a 100% excise tax.
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries, or TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35.0% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20.0% (25.0% for taxable years beginning prior to January 1, 2018) of the gross value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. We lease our properties that are “qualified health care properties” to one or more TRSs which, in turn, contract with independent third-party management companies to operate those “qualified health care properties” on behalf of those TRSs. In addition, we may use one or more TRSs generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A TRS is subject to applicable U.S. federal, state, local and foreign income tax on its taxable income, as well as limitations on the deductibility of its interest expenses. In addition, the Code imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

If our “qualified health care properties” are not properly leased to a TRS or the operators of those “qualified health care properties” do not qualify as EIKs, we could fail to qualify as a REIT.
To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” Rent paid by TRSs pursuant to the lease of our “qualified health care properties” will constitute a substantial portion of our gross income. For that rent to qualify as “rents from real property” for purposes of the REIT gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U. S. federal income tax purposes, we may fail to qualify as a REIT.
In general, under the REIT rules, we cannot directly operate any properties that are “qualified health care properties” and can only indirectly participate in the operation of “qualified health care properties” on an after-tax basis by leasing those properties to independent health care facility operators or to TRSs. A “qualified health care property” is any real property (and any personal property incident to that real property) which is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility or other licensed facility which extends medical or nursing or ancillary services to patients and is operated by a provider of those services that is eligible for participation in the Medicare program with respect to that facility. Furthermore, rent paid by a lessee of a “qualified health care property” that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. However, a TRS that leases “qualified health care properties” from us will not be treated as a “related party tenant” with respect to our “qualified health care properties” that are managed by an EIK. If we incorrectly classified a property as a “qualified health care property” and leased it to a TRS, any rental income therefrom would likely not be qualifying income for purposes of the two gross income tests applicable to REITs.
An EIK is an independent contractor that, at the time such contractor enters into a management or other agreement with a TRS to operate a “qualified health care property,” is actively engaged in the trade or business of operating “qualified health care properties” for any person not related to us or the TRS. Among other requirements to qualify as an independent contractor, an operator must not own, directly or indirectly (or applying attribution provisions of the Code), more than 35.0% of the shares of our outstanding stock (by value), and no person or group of persons can own more than 35.0% of the shares of our outstanding stock and 35.0% of the ownership interests of the operator (taking into account only owners of more than 5.0% of our shares and, with respect to ownership interest in such operators that are publicly traded, only holders of more than 5.0% of such ownership interests). The ownership attribution rules that apply for purposes of the 35.0% thresholds are complex. There can be no assurance that the amount of our shares beneficially owned by our operators and their owners will not exceed the above thresholds. If a healthcare facility operator at one of our properties that uses the RIDEA structure was determined to not be an EIK, any rental income we receive from the TRS with respect to such property would likely not be qualifying income for purposes of the two gross income tests applicable to REITs.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability or reduce our operating flexibility.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal and state income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect our taxation and our ability to continue to qualify as a REIT or the taxation of a stockholder. Any such changes could have a material adverse effect on an investment in shares of our common stock or on the market price thereof or the resale potential of our assets. Our stockholders are urged to consult with their tax advisor with respect to the impact of recent legislation on their investment in our stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.
Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal and state income tax purposes as a regular corporation. As a result, our charter provides our board with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interests of our stockholders.
In certain circumstances, we may be subject to U.S. federal, state and foreign income taxes even if we maintain our qualification as a REIT, which would reduce our cash available for distribution to our stockholders.
Even if we maintain our qualification as a REIT, we may be subject to U.S. federal income taxes, state income taxes or foreign income taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain capital gains we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, our stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes or foreign taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. Any U.S. federal, state or foreign taxes we pay will reduce our cash available for distribution to our stockholders.
Dividends payable by REITs generally do not qualify for the reduced tax rates on dividend income as compared to regular corporations, which could adversely affect the value of our shares.
The maximum U.S. federal income tax rate for certain qualified dividends payable to domestic stockholders that are individuals, trusts and estates generally is 20.0%. Dividends payable by REITs, however, are generally not eligible for these reduced rates for qualified dividends except to the extent the REIT dividends are attributable to “qualified dividends” received by the REIT itself. For taxable years beginning after December 31, 2017 and before January 1, 2026, U.S. individuals, trusts and estates are permitted a deduction for certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT stockholder that are not designated as capital gain dividends or qualified dividend income), allowing them to deduct up to 20.0% of such amounts, subject to certain limitations. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to qualified dividends from C corporations could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay qualified dividends, which could adversely affect the market price of the shares of common stock of REITs, including our shares of common stock.
Dividends on, and gains recognized on the sale of, shares by a tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income.
If (i) we are a “pension-held REIT,” (ii) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold our shares or (iii) a holder of our shares is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, shares by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.
Characterization of our sale-leaseback transactions may be challenged, which could jeopardize our REIT status or require us to make an unexpected distribution.
We have participated, and may continue to participate, in sale-leaseback transactions in which we purchase real estate investments and lease them back to the sellers of such properties. We believe we have structured and intend to structure any of our sale-leaseback transactions such that the lease will be characterized as a “true lease” and so that we will be treated as the owner of the property for U.S. federal income tax purposes. However, we cannot assure our stockholders that the IRS will not take the position that specific sale-leaseback transactions that we treated as leases be re-characterized as financing arrangements or loans for U.S. federal income tax purposes. In the event that any such sale-leaseback transaction is re-characterized as a financing transaction for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such real estate investment would be disallowed or significantly reduced. If a sale-leaseback transaction is so re-characterized, we might fail to satisfy the REIT asset tests, income tests or distribution requirements and, consequently, lose our REIT status or be required to elect to distribute an additional distribution of the increased taxable income to avoid the loss of REIT status. This distribution would be paid to all stockholders at the time of declaration rather than the stockholders existing in the taxable year affected by the re-characterization.
Complying with the REIT requirements may cause us to forego otherwise attractive opportunities.
To maintain our qualification as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to make distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution, or we may be required to raise debt or equity capital or forego otherwise attractive investments in order to comply with the REIT tests. We may need to borrow funds to meet the REIT distribution requirements even if market conditions are not favorable for these borrowings. We cannot assure our stockholders that we will have access to such capital on favorable terms at the desired times, or at all. Thus, compliance with the REIT requirements could materially and adversely affect us and may hinder our ability to operate solely on the basis of maximizing our financial results.

If the operating partnership fails to maintain its status as a partnership and were to be treated as a corporation for U.S. federal income tax purposes, its income may be subject to taxation, which would reduce the cash available for distribution to stockholders and likely result in a loss of our REIT status.
We intend to maintain the status of our operating partnership as a partnership for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of our operating partnership as a partnership for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our operating partnership could make to us. This would also likely result in us losing REIT status, and, if so, becoming subject to a corporate level tax on our own income. This would substantially reduce any cash available to pay distributions. In addition, if any of the partnerships or limited liability companies through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, such partnership or limited liability company would be subject to taxation as a corporation, thereby reducing distributions to our operating partnership. Such a recharacterization of an underlying partnership or limited liability company could also threaten our ability to maintain our status as a REIT.
Foreign purchasers of shares of our common stock may be subject to FIRPTA tax upon the sale of their shares of our common stock or upon the payment of a capital gains dividend.
A foreign person disposing of a U.S. real property interest, including shares of stock of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to withholding pursuant to the Foreign Investment in Real Property Tax Act of 1980, as amended, or FIRPTA, on the amount received from the disposition. However, foreign pension plans and certain foreign publicly traded entities are exempt from FIRPTA withholding. Further, such FIRPTA tax does not apply to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50.0% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure our stockholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, amounts received by foreign investors on a sale of shares of our common stock would be subject to FIRPTA tax, unless the shares of our common stock are regularly traded on an established securities market and the foreign investor did not at any time during a specified period directly or indirectly own more than 10.0% of the value of our outstanding common stock. Additionally, a foreign stockholder will likely be subject to FIRPTA upon the payment of any distribution by us that is attributable to gain from sales or exchanges of U.S. real property interests, unless the shares of our common stock are regularly traded on a U.S. established securities market and the foreign investor did not own at any time during the 1-year period ending on the date of such distribution more than 10.0% of such class of common stock.
Risks Related to Our Common Stock
An active trading market for our common stock may not be maintained.
Our common stock only recently began trading on the NYSE, and we cannot assure our stockholders that an active trading market will be sustained. Whether an active public market for shares of our common stock will be maintained depends on a number of actors, including the extent of institutional investor interest in us, the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate-based companies), our financial performance and general stock and bond market conditions. If an active trading market for shares of our common stock does not develop or is maintained, our stockholders may have difficulty selling shares of our common stock, which could adversely affect the price that our stockholders receive for such shares.
The market price and trading volume of shares of our common stock may be volatile.
The U.S. stock markets, including the NYSE, on which our common stock recently began trading, have experienced significant price and volume fluctuations. As a result, the market price of shares of our common stock is likely to be similarly volatile, and investors in shares of our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. We cannot assure our stockholders that the market price of shares of our common stock will not fluctuate or decline significantly in the future.
In addition to the risks listed in this “Risk Factors” section, a number of factors could negatively affect the share price of our common stock or result in fluctuations in the price or trading volume of shares of our common stock, including:
•the annual yield from distributions on shares of our common stock as compared to yields on other financial instruments;
•equity issuances by us, or future sales of substantial amounts of shares of our common stock by our existing or future stockholders or the perception that such issuances or future sales may occur;
•increases in market interest rates or a decrease in our distributions to stockholders that lead purchasers of shares of our common stock to demand a higher yield;

•changes in market valuations of similar companies;
•fluctuations in stock market prices and volumes;
•additions or departures of key management personnel;
•our operating performance and the performance of other similar companies;
•actual or anticipated differences in our quarterly operating results;
•changes in expectations of future financial performance or changes in estimates of securities analysts;
•publication of research reports about us or our industry by securities analysts;
•failure to qualify as a REIT;
•adverse market reaction to any indebtedness we incur in the future;
•strategic decisions by us or our competitors, such as acquisitions, divestments, spin offs, joint ventures, strategic investments or changes in business strategy;
•the passage of legislation or other regulatory developments that adversely affect us or our industry;
•speculation in the press or investment community;
•changes in our earnings;
•failure to satisfy the listing requirements of NYSE;
•failure to comply with the requirements of the Sarbanes-Oxley Act of 2002;
•actions by institutional stockholders;
•changes in accounting principles; and
•general market conditions, including factors unrelated to our performance.
In the past, securities class action litigation has often been instituted against companies following periods of volatility in the price of their common stock. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on our cash flows, our ability to execute our business strategy and our ability to make distributions to our stockholders.
Because we have a large number of stockholders and shares of our common stock have not been listed on a national securities exchange until recently, there may be significant pent-up demand to sell shares of our common stock (including our Class T common stock and Class I common stock). Significant sales of shares of our common stock, or the perception that significant sales of such shares could occur, may cause the price of shares of our common stock to decline significantly.
As of March 15, 2024, we had (i) an aggregate of 131,597,967 shares of our common stock, Class T common stock and Class I common stock issued and outstanding, (ii) 972,222 shares of unvested restricted common stock issued and outstanding, (iii) 145,993 shares of unvested restricted Class T common stock issued and outstanding, (iv) 156,604 shares of Class T common stock underlying unvested time-based restricted stock units, or RSUs, (v) 141,503 shares of Class T common stock underlying unvested performance-based RSUs (such number of shares assumes that we issue shares of our common stock underlying such unvested performance-based awards at maximum levels for performance and market conditions that have not yet been achieved; to the extent that performance or market conditions do not meet maximum levels, the actual number of shares of our common stock issued under our incentive plan would be less than the amount reflected above) and (vi) 3,501,976 shares of our common stock that may be issued for redeeming OP units. In addition, we have the right to issue an additional 2,434,654 shares of our common stock under our incentive plan. Prior to our recent offering, our common stock, Class T common stock and Class I common stock were not listed on any national securities exchange, and the ability of a stockholder to sell his, her or its shares was limited. Although shares of our Class T common stock and Class I common stock were not listed on a national securities exchange at the same time as our common stock, these shares are not subject to transfer restrictions (other than the restrictions on ownership and transfer of stock set forth in our charter); therefore, such stock will be freely tradable, to extent that a market exists for such stock. As a result, it is possible that a market may develop for shares of our Class T common stock and Class I common stock, and sales of such shares, or the perception that such sales could occur, could have a material adverse effect on the per share trading price of shares of our common stock.

Our Class T common stock and Class I common stock will automatically convert into our listed common stock on August 5, 2024. As a result, there may be significant pent-up demand to sell shares of our common stock. Holders of shares of our Class T common stock and Class I common stock seeking to immediately sell his, her or its shares of our common stock could engage in immediate short sales of shares of our common stock prior to the date on which the shares of our Class T common stock and Class I common stock convert into shares of our common stock and use the shares of our common stock that they receive upon conversion of their Class T common stock and Class I common stock to cover these short sales in the future.
Additionally, if we exercise our option to purchase the remaining 24.0% minority membership interest held by our joint venture partner in Trilogy REIT Holdings, we may consummate the purchase transaction entirely in cash or in a combination of cash and newly issued shares of our Convertible Preferred Stock. If we issue shares of our Convertible Preferred Stock as part of the purchase price consideration, a holder thereof, on or after July 1, 2026, may elect to convert those shares of our Convertible Preferred Stock into shares of our common stock. This conversion right may result in our issuing a substantial number of new shares of our common stock. We may also issue shares of our common stock or other equity or hybrid equity securities to fund our cash needs for any exercise of our option to purchase the remaining 24.0% minority membership interest held by our joint venture partner in Trilogy REIT Holdings. Our issuance of common stock upon a holder’s conversion of shares of our Convertible Preferred Stock, or our issuance of our Convertible Preferred Stock itself and/or the issuance of common stock or other equity or hybrid equity securities to fund the cash needs for any exercise of the option, or the mere perception that we may issue such securities, may adversely affect the market price of our common stock.
A large volume of sales of shares of our common stock could decrease the market price of shares of our common stock significantly and could impair our ability to raise additional capital through the sale of equity or hybrid securities in the future. Even if a substantial number of sales of shares of our common stock are not effected, the mere perception of the possibility of these sales could decrease the market price of shares of our common stock significantly and have a negative effect on our ability to raise capital in the future.
Future offerings of debt securities, which would be senior to our common stock, or equity securities, which would dilute our existing stockholders and may be senior to our common stock, may adversely affect our stockholders.
We may in the future attempt to increase our capital resources by offering debt or equity securities, including notes and classes of preferred or common stock. Debt securities or shares of preferred stock will generally be entitled to receive interest payments or distributions, both current and in connection with any liquidation or sale, prior to the holders of our common stock. We are not required to offer any such additional debt or preferred stock to existing common stockholders on a preemptive basis. Therefore, issuances of common stock or other equity securities will generally dilute the holdings of our existing stockholders. Because we may generally issue any such debt or preferred stock in the future without obtaining the approval of our stockholders, our stockholders will bear the risk of our future issuances reducing the market price of our common stock and diluting their proportionate ownership. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the form, amount, timing or nature of our future issuances.
If we exercise our option to purchase the remaining 24.0% minority membership interest held by our joint venture partner in Trilogy REIT Holdings, we may consummate the purchase transaction entirely in cash or in a combination of at least the Minimum Cash Consideration and newly issued shares of our Convertible Preferred Stock. If we elect to pay for the purchase entirely in cash, the all cash purchase price would be $240,500,000 if we consummate the purchase on or before March 31, 2024, would increase to $247,000,000 if we consummate the purchase from April 1, 2024 to and including December 31, 2024 and would further increase to $260,000,000 if we consummate the purchase on or after January 1, 2025. If, for example, we elect to pay for the purchase using only the Minimum Cash Consideration, we would pay for the remaining portion of the purchase price consideration by issuing NorthStar 9,360,000 shares of our Convertible Preferred Stock. We may finance all or any portion of the cash purchase price associated with any exercise of this purchase option with new debt, and, in such case, principal and interest payments on such debt would be senior to the rights of holders of our common stock. Similarly, if we elect to issue shares of our new Convertible Preferred Stock in connection with our exercise of this purchase option, holders of such shares will be entitled to receive dividends as well as liquidation payments prior to holders of our common stock. Specifically, unless we are current on all accumulated dividends owed on shares of our Convertible Preferred Stock for past quarterly dividend periods, we may not pay any dividends on, or repurchase, any shares of our common stock or other junior securities, subject in each case only to limited exceptions. Additionally, we may be required to issue a significant number of shares of our common stock in connection with any future conversion of such Convertible Preferred Stock, and we may issue common stock or other equity or hybrid equity securities to fund all or a portion of the cash purchase price for our option exercise. In both cases, this would result in dilution of our stockholders’ equity investment in us.

In addition, subject to any limitations set forth under Maryland law, our board may amend our charter to increase or decrease the number of authorized shares of stock, the number of shares of any class or series of stock designated or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All such shares may be issued in the sole discretion of our board. In addition, we have granted, and expect to grant in the future, equity awards under our incentive plan to our independent directors and certain of our employees, including our executive officers, which to date have consisted of our restricted stock and RSUs, which are exchangeable into shares of our common stock subject to satisfaction of certain conditions. Finally, we have OP units outstanding which are redeemable for cash or, at our election, exchangeable into shares of our common stock.
Therefore, existing stockholders will experience dilution of their equity investment in us as we (i) sell additional shares of our common stock in the future, (ii) sell securities that are convertible into or exchangeable for shares of our common stock, including OP units, (iii) issue restricted shares of our common stock, RSUs or other equity-based securities under our incentive plan or (iv) issue shares of our common stock in a merger or to sellers of properties acquired by us in connection with an exchange of OP units.
Because the OP units may, at our election, be exchanged for shares of our common stock, any merger, exchange or conversion between the operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their equity investment in us.
We may be unable to raise additional capital on favorable terms, or at all, needed to grow our business.
We may not be able to increase our capital resources by engaging in additional debt or equity financings. Even if we complete such financings, they may not be on favorable terms. These circumstances could materially and adversely affect our financial results and impair our ability to achieve our business objectives. Additionally, we may be required to accept terms that restrict our ability to incur additional indebtedness or take other actions (including terms that require us to maintain specified liquidity or other ratios) that would otherwise be in the best interests of our stockholders.
If we pay distributions from sources other than our cash flows from operations, we may not be able to sustain our distribution rate, we may have fewer funds available for investment in real estate and other assets and our stockholders’ overall returns may be reduced.
Our organizational documents permit us to pay distributions from any source without limit (other than those limits set forth under Maryland law). To the extent we fund distributions from borrowings, we will have fewer funds available for investment in real estate and other real estate-related assets, and our stockholders’ overall returns may be reduced. At times, we may need to borrow funds to pay distributions, which could increase the costs to operate our business. Furthermore, if we cannot cover our distributions with cash flows from operations, we may be unable to sustain our distribution rate.
Our distributions to stockholders may change, which could adversely affect the market price of shares of our common stock.
All distributions will be at the sole discretion of our board and will depend on our actual and projected financial condition, results of operations, cash flows, liquidity, maintenance of our REIT qualification and such other matters as our board may deem relevant from time to time. We intend to evaluate distributions throughout 2024, and it is possible that stockholders may not receive distributions equivalent to those previously paid by us for various reasons, including: (i) we may not have enough cash to pay such distributions due to changes in our cash requirements, indebtedness, capital spending plans, operating cash flows or financial position; (ii) decisions on whether, when and in what amounts to make any future distributions will remain at all times entirely at the discretion of the board, which reserves the right to change our distribution practices at any time and for any reason; (iii) our board may elect to retain cash for investment purposes, working capital reserves or other purposes, or to maintain or improve our credit ratings; and (iv) the amount of distributions that our Subsidiaries may distribute to us may be subject to restrictions imposed by state law, state regulators and/or the terms of any current or future indebtedness that these subsidiaries may incur.
Stockholders have no contractual or other legal right to distributions that have not been authorized by our board and declared by us. We may not be able to make distributions in the future or may need to fund such distributions from external sources, as to which no assurances can be given. In addition, as noted above, we may choose to retain operating cash flow, and those retained funds, although increasing the value of our underlying assets, may not correspondingly increase the market price of shares of our common stock. Our failure to meet the market's expectations with regard to future cash distributions likely would adversely affect the market price of shares of our common stock.
If we fail to maintain an effective system of internal control over financial reporting and disclosure controls, we may not be able to accurately and timely report our financial results.
Effective internal control over financial reporting and disclosure controls are necessary for us to provide reliable financial reports, effectively prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, it could have a material adverse effect on us. We are currently required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, and we will be required to have our independent registered public accounting firm attest to the same, as required by Section 404 of the Sarbanes-Oxley Act of 2002. To date, the audit of our consolidated financial statements by our independent registered public accounting firm has included a consideration of internal control over financial reporting as a basis of designing their audit procedures, but not for the purpose of expressing an opinion (as will be required pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002) on the effectiveness of our internal control over financial reporting. If a material weakness or significant deficiency was to be identified in the effectiveness of our internal control over financial reporting, we may also identify deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we or our independent registered public accounting firm discover control issues, we will make efforts to improve our internal control over financial reporting and disclosure controls. However, there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal control over financial reporting and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect the listing of our common stock on NYSE. Ineffective internal control over financial reporting and disclosure controls could also cause investors to lose confidence in our reported financial information. Any of these matters could cause a significant decline in the market price of our common stock.
Prior to our recent NYSE listing, we had no operating history as a publicly traded company and may not be able to successfully operate as a publicly traded company.
Prior to our recent listing on the NYSE, we had no operating history as a publicly traded company. We cannot assure our stockholders that the past experience of our senior management team will be sufficient for us to successfully operate as a publicly traded company. Upon completion of our recent listing on the NYSE, we were required to comply with the NYSE listing standards, and this transition could place a significant strain on our management systems, infrastructure and other resources. Failure to operate successfully as a publicly traded company would have an adverse effect on our financial condition, results of operations, cash flow, and per share trading price of our common stock.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 1C. Cybersecurity.
Our information technology networks, those of our operators and managers and those of third parties on whom we rely are important enablers to our ability to perform day-to-day operations of our business. Our business operations depend on the secure collection, storage, transmission and other processing of proprietary, confidential or sensitive data.
We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats. Our cybersecurity program includes several safeguards such as access controls, multi-factor authentication, continuous monitoring and alerting systems for internal and external threats and external vulnerability testing. Additionally, we conduct regular evaluation of our cybersecurity program, encompassing internal reviews and third-party assessments to ensure its effectiveness and resilience.
Governance
Our board retains ultimate oversight of cybersecurity risk, which it manages through our enterprise risk management program. Our board has delegated primary responsibility of overseeing cybersecurity risks to the Audit Committee. The Audit Committee's responsibilities include reviewing cybersecurity strategies with management, assessing processes and controls pertaining to the management of our information technology operations and their effectiveness and seeking to confirm that management's response to potential cybersecurity incidents is timely and effective. At least annually, the Audit Committee reviews with the management team our cybersecurity risk exposures and the steps that management has taken to monitor and control such exposures. This review may cover a variety of relevant topics, potentially including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations related to our operators, managers and third parties. The scope and focus of each review are determined based on current priorities and emerging issues in cybersecurity.

Management and Cybersecurity Working Group
Reporting to the Chief Operating Officer, our Vice President of Information Technology, with extensive cybersecurity knowledge and skills from over 15 years of relevant work experience at our company and elsewhere, leads the team responsible for developing and implementing our information security program across our business. This team comprises individuals with relevant educational and technical experience, including a dedicated IT Systems & Security Administrator, with responsibility for various aspects of cybersecurity within our organizations. This team works closely with the Legal department to oversee compliance and regulatory and contractual security requirements. Our Chief Operating Officer also leads our Cybersecurity Incident Management Team, which is comprised of a cross-functional team including Internal Audit, Legal, Information Technology, Risk Management and Accounting leaders. These individuals meet regularly and are informed about and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents. Our Chief Operating Officer is responsible for reporting on cybersecurity and information technology to the Audit Committee.
Information Security Program
Our Vice President of Information Technology and his information security team provide regular reports to the Chief Operating Officer and other relevant teams on various cybersecurity threats, assessments and findings. In addition to our internal cybersecurity capabilities, we also periodically engage assessors, consultants, auditors or other third parties to provide consultation and advice to assist with assessing, identifying and managing cybersecurity risks. Our management team identifies and assesses information security risks using industry practices, including those informed by the National Institute of Standards and Technology.
To ensure that cybersecurity is an organization-wide effort, we provide mandatory cybersecurity training at least annually for all employees with network access, including training designed to simulate and help prevent phishing and other social engineering attacks. We also employ systems and processes designed to oversee, identify and reduce the potential impact of a security incident at a third-party vendor, service provider or otherwise implicating the third-party technology and systems we use. Additionally, we maintain cybersecurity insurance providing coverage for certain costs related to cybersecurity-related incidents that impact our cybersecurity and information technology infrastructure.
Incident Response
The Cybersecurity Incident Management Team maintains and oversees an incident response plan that applies in the event of a cybersecurity threat or incident to provide a standardized framework for responding to cybersecurity incidents. The incident response plan sets out a coordinated approach to investigating, containing, documenting and mitigating incidents, including reporting findings and keeping senior management and other key stakeholders informed and involved as appropriate. The objectives of the incident response plan are to reduce the number of systems and users affected by security incidents, reduce the time a threat actor spends within our network, reduce the damage caused by the breach and reduce the time required to restore normal operations. The incident response plan also specifies the use of third-party experts for legal advice, consulting and cyber incident response.
Material Cybersecurity Risks, Threats and Incidents
While we employ several measures to prevent, detect and mitigate cybersecurity threats, there is no guarantee such efforts will be successful. We also rely on information technology and other third-party vendors to support our business, including securely processing personal, confidential, financial, sensitive or proprietary and other types of information. Despite our efforts to improve our ability, and the ability of relevant third parties', to protect against cyber threats, we may not be able to protect all information, systems, products and services. While we are not aware of any cybersecurity incidents that have materially affected us to date, there can be no guarantee that we will not be the subject of future attacks, threats or incidents that may have a material impact on our business strategy, results of operations or financial condition. Additional information on cybersecurity risks we face can be found in Part I, Item 1A "Risk Factors" of this Annual Report on Form 10-K under the heading "A breach of information technology systems on which we rely could materially and adversely impact us," which should be read in conjunction with the foregoing information.

Item 2. Properties.
As of December 31, 2023, our principal executive offices are located at 18191 Von Karman Avenue, Suite 300, Irvine, California 92612. We believe our existing leased facilities are in good condition and suitable for the conduct of our business.
Real Estate Investments
As of December 31, 2023, we operated through four reportable business segments: integrated senior health campuses, OM, triple-net leased properties and SHOP. We own and/or operate 100% of our properties as of December 31, 2023, with the exception of our investments through Trilogy, or Trilogy Portfolio, Lakeview IN Medical Plaza, Southlake TX Hospital, Pinnacle Beaumont ALF, Pinnacle Warrenton ALF and Louisiana Senior Housing Portfolio. See Note 12, Redeemable Noncontrolling Interests, and Note 13, Equity — Noncontrolling Interests in Total Equity, to the Consolidated Financial Statements that are part of this Annual Report on Form 10-K, for a further discussion of our noncontrolling interests. The following table presents certain additional information about our real estate investments as of December 31, 2023 (square feet and dollars in thousands):

Reportable Segment	Number of Buildings/ Campuses	GLA (Sq Ft)	% of GLA	Aggregate Contract Purchase Price	Annualized Base Rent/NOI(1)	% of Annualized Base Rent/NOI	Leased Percentage(2)
Integrated senior health campuses	125	9,234	49.1%	$1,948,122	$176,314	51.0%	85.5%
OM	88	4,448	23.6	1,253,089	99,206	28.7	89.2%
SHOP	55	3,716	19.7	802,367	30,495	8.8	81.2%
Triple-net leased properties	28	1,424	7.6	469,965	39,526	11.5	100%
Total/weighted average(3)	296	18,822	100%	$4,473,543	$345,541	100%	91.3%
___________
(1)With the exception of our SHOP and integrated senior health campuses, amount is based on annualized contractual base rent from leases as of December 31, 2023. For our SHOP and integrated senior health campuses, amount is based on annualized NOI, a non-GAAP financial measure, due to the characteristics of the RIDEA structure. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Operating Income, for a further discussion of NOI.
(2)Leased percentage includes all third-party leased space at our non-RIDEA properties (including master leases), except for our SHOP and integrated senior health campuses where leased percentage represents resident occupancy on the available units/beds therein.
(3)Total portfolio weighted average leased percentage excludes our SHOP and integrated senior health campuses.
We own fee simple interests in all of our land, buildings and campuses, except for the following properties that are located on land that is subject to ground leases: (a) 19 OM buildings; (b) five integrated senior health campuses; and (c) one SNF, in each case, for which we own fee simple interests in the building and other improvements on such properties. Additionally, we operate 20 integrated senior health campuses that were leased to Trilogy by third parties.
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

Lease Expirations
Substantially all of our leases with residents at our SHOP and integrated senior health campuses are for a term of one year or less. The following table presents the sensitivity of our annual base rent due to lease expirations for the next 10 years and thereafter at our properties as of December 31, 2023, excluding our SHOP and integrated senior health campuses (square feet and dollars in thousands):

Year	Number of Expiring Leases	Total Sq. Ft. of Expiring Leases	% of GLA Represented by Expiring Leases	Annual Base Rent of Expiring Leases(1)	% of Total Annual Base Rent Represented by Expiring Leases
2024	113	532	9.8%	$12,814	8.0%
2025	75	577	10.7	15,782	10.0
2026	45	211	3.9	4,947	3.1
2027	57	402	7.4	11,036	6.9
2028	59	523	9.7	15,099	9.4
2029	43	423	7.8	12,160	7.6
2030	36	447	8.3	14,766	9.2
2031	18	295	5.5	7,380	4.6
2032	24	595	11.0	17,180	10.7
2033	21	644	11.9	18,193	11.4
Thereafter	35	760	14.0	30,566	19.1
Total	526	5,409	100%	$159,923	100%
___________
(1)Amount is based on the total annual contractual base rent expiring in the applicable year, based on leases as of December 31, 2023.

Geographic Diversification/Concentration Table
The following table lists our property locations and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2023 (square feet and dollars in thousands):

State	Number of Buildings/ Campuses	GLA (Sq Ft)	% of GLA	Annualized Base Rent/NOI(1)	% of Annualized Base Rent/NOI
Alabama	5	290	1.5%	$4,550	1.3%
Arkansas	1	51	0.3	534	0.2
Arizona	1	34	0.2	873	0.3
California	8	314	1.7	3,474	1.0
Colorado	6	287	1.5	6,793	2.0
Connecticut	3	109	0.6	2,291	0.7
District of Columbia	1	134	0.7	4,983	1.4
Florida	1	11	0.1	632	0.2
Georgia	11	420	2.1	9,636	2.7
Iowa	1	38	0.2	598	0.2
Illinois	10	330	1.8	5,668	1.6
Indiana	75	5,242	27.9	122,062	35.3
Kansas	2	116	0.6	3,085	0.9
Kentucky	17	1,504	8.0	(1,970)	(0.6)
Louisiana	7	257	1.4	1,741	0.5
Massachusetts	7	513	2.7	13,330	3.9
Maryland	1	77	0.4	1,732	0.5
Michigan	28	1,588	8.4	36,065	10.4
Minnesota	1	46	0.2	1,091	0.3
Missouri	12	769	4.1	16,942	4.9
Mississippi	2	76	0.4	890	0.3
North Carolina	8	330	1.8	7,165	2.1
Nebraska	2	282	1.5	691	0.2
New Jersey	4	161	0.9	3,848	1.1
Nevada	1	191	1.0	4,974	1.4
New York	1	91	0.5	3,038	0.9
Ohio	32	2,468	13.1	32,060	9.3
Oregon	1	62	0.3	1,740	0.5
Pennsylvania	8	556	3.0	11,001	3.2
South Carolina	1	59	0.3	1,716	0.5
Tennessee	1	46	0.2	617	0.2
Texas	22	1,454	7.7	24,032	7.0
Utah	1	66	0.4	450	0.1
Virginia	2	284	1.5	4,643	1.3
Washington	2	77	0.4	2,171	0.6
Wisconsin	4	334	1.8	7,555	2.2
Total Domestic	290	18,667	99.2	$340,701	98.6
Isle of Man and UK	6	155	0.8	4,840	1.4
Total	296	18,822	100%	$345,541	100%

___________
(1)Amount is based on contractual base rent from leases as of December 31, 2023, with the exception of our SHOP and integrated senior health campuses, which amount is based on annualized NOI due to the characteristics of the RIDEA structure. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Operating Income, for a further discussion of NOI.
Indebtedness
For a discussion of our indebtedness, see Note 8, Mortgage Loans Payable, Net, and Note 9, Lines of Credit and Term Loan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Item 3. Legal Proceedings.
For a discussion of our legal proceedings, see Note 11, Commitments and Contingencies — Litigation, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock began trading on the NYSE under the ticker symbol “AHR” on February 7, 2024. As of March 15, 2024, we had approximately 131,597,967 aggregate shares of our common stock outstanding, held by approximately 48,187 stockholders of record. This number does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the beneficial owners who may vote the shares. Prior to February 7, 2024, there was no established public trading market for our common stock.
On February 9, 2024, we closed the 2024 Offering, through which we issued 64,400,000 shares, including the underwriters’ overallotment of 8,400,000 shares, of a new class of common stock, $0.01 par value per share, at an initial price to the public of $12.00 per share.
Prior to the 2024 Offering, to assist the members of FINRA and their associated persons, pursuant to FINRA Rule 2231, we generally disclosed an estimated per share NAV of our shares based on a valuation performed at least annually. On March 15, 2023, based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding on a fully diluted basis, calculated as of December 31, 2022, our board authorized and established an estimated per share NAV of $31.40. When determining the estimated per share NAV, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated per share NAV; provided, however, that the determination of the estimated per share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. In determining the estimated per share NAV of our shares as of December 31, 2022, our board considered information and analysis, including valuation materials that were provided by an independent third-party valuation firm, and the estimated per share NAV recommendation made by the audit committee of our board, which committee is comprised entirely of independent directors. Please see our Current Report on Form 8-K, filed with the SEC on March 17, 2023, for additional information regarding the methodology used to determine the updated estimated per share NAV, the information and valuation materials considered by our board in determining the updated estimated per share NAV and our independent third-party valuation firm.
Securities Authorized for Issuance Under Equity Compensation Plans
See Part III, Item 11, Executive Compensation — AHR Incentive Plan, and Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for a discussion of our equity compensation plan information.
Distributions
Our board shall authorize distributions, if any, on a quarterly basis, in such amounts as our board shall determine, and each quarterly record date for the purposes of such distributions shall be determined and authorized by our board in the last month of each calendar quarter until such time as our board changes our distribution policy. On November 14, 2022, our board suspended our DRIP offering beginning with distributions declared, if any, for the quarter ending December 31, 2022. As a result of the suspension of our DRIP, unless and until our board reinstates our DRIP offering, stockholders who are current participants in our DRIP were or will be paid distributions in cash.
Since the first quarter of 2023, our board has authorized a quarterly distribution equal to $0.25 per share to holders of our common stock, which we expect will continue to be paid in the future, though we cannot guarantee that our distributions will continue at the current value. Such quarterly distributions were equal to an annualized distribution rate of $1.00 per share and paid in cash, only from legally available funds. The amount of the quarterly distributions paid to our common stockholders was determined by our board and was dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our qualification as a REIT under the Code. We have not established any limit on the amount of borrowings that may be used to fund distributions, except that, in accordance with Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences.
Recent Sales of Unregistered Securities
None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
In October 2023, we repurchased 9,683 shares of our common stock, for an aggregate of $304,000, at a repurchase price of $31.40 per share in order to satisfy minimum statutory withholding tax obligations associated with the vesting of restricted stock awards issued pursuant to the AHR Incentive Plan.
Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to American Healthcare REIT, Inc. and its subsidiaries, including American Healthcare REIT Holdings, LP, except where otherwise noted.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to promote understanding of our results of operations and financial condition. Such discussion is provided as a supplement to, and should be read in conjunction with, our accompanying consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2023 and 2022, together with our results of operations and cash flows for the years ended December 31, 2023, 2022 and 2021.
Forward-Looking Statements
Certain statements contained in this report, other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995 (collectively with the Securities Act and Exchange Act, or the Acts). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in the Acts. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “can,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “possible,” “initiatives,” “focus,” “seek,” “objective,” “goal,” “strategy,” “plan,” “potential,” “potentially,” “preparing,” “projected,” “future,” “long-term,” “once,” “should,” “could,” “would,” “might,” “uncertainty,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the SEC.
Any such forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate, and beliefs of, and assumptions made by, our management and involve uncertainties that could significantly affect our financial results. Such statements include, but are not limited to: (i) statements about our plans, strategies, initiatives and prospects, including any future capital-raising initiatives and planned or future acquisitions or dispositions of properties and other assets, including our option to purchase the minority membership interest in Trilogy REIT Holdings; and (ii) statements about our future results of operations, capital expenditures and liquidity. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs; the availability of capital; our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due; our ability to maintain our qualification as a REIT for U.S. federal income tax purposes; changes in interest rates, including uncertainties about whether and when interest rates will continue to increase, and foreign currency risk; competition in the real estate industry; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the success of our investment strategy; cybersecurity incidents and information technology failures, including unauthorized access to our computer systems and/or our vendors’ computer systems and our third-party management companies’ computer systems and/or their vendors’ computer systems; our ability to retain our executive officers and key employees; and unexpected labor costs and inflationary pressures. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. Forward-looking statements in this Annual Report on Form 10-K speak only as of the date on which such statements are made, and undue reliance should not be placed on such statements. We undertake no obligation to update any such statements that may become untrue because of subsequent events. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.
Overview and Background
American Healthcare REIT, Inc., a Maryland corporation, is a self-managed REIT that acquires, owns and operates a diversified portfolio of clinical healthcare real estate properties, focusing primarily on outpatient medical buildings, senior housing, skilled nursing facilities, or SNFs, and other healthcare-related facilities. We have built a fully-integrated management platform, with approximately 110 employees, that operates clinical healthcare properties throughout the United States, the United Kingdom and the Isle of Man. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). Our healthcare facilities operated under a RIDEA structure include our senior housing operating properties, or SHOP, and our integrated senior health campuses. We have originated and acquired secured loans and may also originate and acquire other real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income; however, we have selectively developed, and may continue to selectively develop, healthcare real estate properties. We have elected to be taxed as a REIT for U.S. federal income tax purposes. We believe that we have been organized and operated, and we intend to continue to operate, in conformity with the requirements for qualification and taxation as a REIT under the Code.
On October 1, 2021, Griffin-American Healthcare REIT III, Inc., or GAHR III, merged with and into a wholly-owned subsidiary, or Merger Sub, of Griffin-American Healthcare REIT IV, Inc., or GAHR IV, with Merger Sub being the surviving company, which we refer to as the REIT Merger, and our operating partnership, Griffin-American Healthcare REIT IV Holdings, LP, merged with and into Griffin-American Healthcare REIT III Holdings, LP, or the Surviving Partnership, with the Surviving Partnership being the surviving entity, which we refer to as the Partnership Merger and, together with the REIT Merger, the Merger. Following the Merger on October 1, 2021, our company was renamed American Healthcare REIT, Inc., and the Surviving Partnership was renamed American Healthcare REIT Holdings, LP, or our operating partnership.
Also on October 1, 2021, immediately prior to the consummation of the Merger, GAHR III acquired a newly formed entity, American Healthcare Opps Holdings, LLC, which we refer to as the AHI Acquisition, pursuant to a contribution and exchange agreement dated June 23, 2021. Following the Merger and the AHI Acquisition, our company became self-managed.
See Note 1, Organization and Description of Business, and Note 4, Business Combinations — 2021 Business Combinations, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of the Merger and the AHI Acquisition.
Operating Partnership
We conduct substantially all of our operations through our operating partnership, and we are the sole general partner of our operating partnership. As of both December 31, 2023 and 2022, we owned approximately 95.0% of the operating partnership units, or OP units, in our operating partnership, and the remaining 5.0% limited OP units were owned by the AHI Group Holdings, LLC, which is owned and controlled by Jeffrey T. Hanson, the non-executive Chairman of our board of directors, or our board, Danny Prosky, our Chief Executive Officer, President and director, and Mathieu B. Streiff, one of our directors; Platform Healthcare Investor TII, LLC; Flaherty Trust; and a wholly-owned subsidiary of Griffin Capital Company, LLC. See Note 12, Redeemable Noncontrolling Interests, and Note 13, Equity — Noncontrolling Interests in Total Equity, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of the ownership in our operating partnership.
Public Offerings
As of December 31, 2023, after taking into consideration the Merger and the impact of the reverse stock split as discussed below, we had issued 65,445,557 shares for a total of $2,737,716,000 of common stock since February 26, 2014 in our initial public offerings and our distribution reinvestment plan, or DRIP, offerings (including historical offering amounts sold by GAHR III and GAHR IV prior to the Merger).
On November 10, 2022, our board approved charter amendments to effect, on November 15, 2022, a one-for-four reverse stock split of our common stock and a corresponding reverse split of the OP units, or the Reverse Splits. All numbers of common shares and per share data, as well as the OP units in this Annual Report on Form 10-K have been retroactively adjusted for all periods presented to give effect to the Reverse Splits.
On February 9, 2024, pursuant to a Registration Statement filed with the SEC on Form S-11 (File No. 333-267464), as amended, we closed our underwritten public offering through which we issued 64,400,000 shares of common stock, $0.01 par value per share, for a total of $772,800,000 in gross offering proceeds. Such amounts include the exercise in full of the underwriters’ overallotment option to purchase up to an additional 8,400,000 shares of common stock. These shares are listed on the New York Stock Exchange under the trading symbol “AHR” and began trading on February 7, 2024. See Note 13, Equity, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of our public offerings.

Our Real Estate Investments Portfolio
During the quarter ended December 31, 2023, we modified how we evaluate our business and make resource allocations, and therefore determined that we operate through four reportable business segments: integrated senior health campuses, outpatient medical, or OM, (which was formerly known as medical office buildings, or MOBs), triple-net leased properties and SHOP. All segment information included in this Annual Report on Form 10-K has been recast for all periods presented to reflect four reportable business segments and the change in segment name from MOBs to OM. See Note 18, Segment Reporting, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion. As of December 31, 2023, we owned and/or operated 296 buildings and integrated senior health campuses including completed development and expansion projects, representing approximately 18,822,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $4,473,543,000. In addition, as of December 31, 2023, we also owned a real estate-related debt investment purchased for $60,429,000.
Critical Accounting Estimates
Our critical accounting estimates have the most impact on the reporting of our financial condition and results of operations and require significant judgments and estimates. We believe that our judgments and estimates are consistently applied and produce financial information that fairly present our financial condition and results of operations. Our critical accounting estimates include (1) real estate investments purchase price allocation, (2) impairment of long-lived assets, (3) goodwill, (4) revenue recognition and (5) resident receivable allowances.
These critical accounting estimates may require complex judgment in their application and are evaluated on an ongoing basis using information that is available as well as various other assumptions believed to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. A discussion of our significant accounting policies is included within Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K. There have been no significant changes to our critical accounting estimates during 2023. Below is a summary of the key judgments and assumptions used in our critical accounting estimates.
Real Estate Investments Purchase Price Allocation
Upon the acquisition of real estate properties or entities owning real estate properties, we determine whether the transaction is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the assets acquired and liabilities assumed are not a business, we account for the transaction as an asset acquisition. Under both methods, we recognize the identifiable assets acquired and liabilities assumed; however, for a transaction accounted for as an asset acquisition, we capitalize transaction costs and allocate the purchase price using a relative fair value method allocating all accumulated costs, whereas, for a transaction accounted for as a business combination, we immediately expense transaction costs incurred associated with the business combination and allocate the purchase price based on the estimated fair value of each separately identifiable asset and liability.
In accounting for asset acquisitions and business combinations, we, with assistance from independent valuation specialists, measure the fair value of tangible and intangible identified assets and liabilities, as applicable, based on their respective fair values for acquired properties, which is then allocated to acquired investments in real estate. The fair value measurement and its allocation require significant judgment and, in some cases, involve complex calculations. These allocation assessments directly impact our financial statements.
Impairment of Long-Lived Assets
We periodically perform an analysis that requires us to judge whether indicators of impairment exist and to estimate likely future cash flows. Projections of expected future operating cash flows require that we estimate future revenue amounts, future property operating expenses and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including capitalization and growth rates, where applicable, could result in an incorrect assessment of the recoverability of the carrying value of our real estate assets. In the event that an asset group fails its recoverability test and our carrying value exceeds our estimated fair value, the subjectivity of assumptions used could result in the misstatement of the adjusted carrying value of our real estate assets and net income (loss).
Goodwill
Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of a business acquired. This allocation is based upon our determination of the value of the acquired assets and assumed liabilities, which requires judgment and some of the estimates involve complex calculations. These allocation assessments have a direct impact on our financial statements. Our goodwill has an indeterminate life and is not amortized but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Such evaluation could involve estimated future cash flows, which is highly subjective, and is based in part on assumptions regarding future events. We take a qualitative approach, as applicable, to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. When step one of the impairment test is utilized, we compare the fair value of the reporting unit with its carrying amount. We recognize an impairment loss to the extent the carrying value of goodwill exceeds the implied value in the current period.
Revenue Recognition
A significant portion of resident fees and services revenue represents healthcare service revenue that is reported at the amount that we expect to be entitled to in exchange for providing patient care. These amounts are due from patients, third-party payors (including health insurers and government programs), other healthcare facilities and others and include variable consideration for retroactive revenue adjustments due to settlement of audits, reviews and investigations. Such variable consideration is included in the determination of the estimated transaction price for providing care. These settlements include estimates based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews and investigations.
Resident Receivable Allowances
An allowance is maintained for estimated losses resulting from the inability of residents and payors to meet the contractual obligations under their lease or service agreements. Substantially all of such allowances are recorded as direct reductions of resident fees and services revenue as contractual adjustments provided to third-party payors or implicit price concessions in our accompanying consolidated statements of operations and comprehensive loss. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the residents’ financial condition, security deposits, cash collection patterns by payor and by state, current economic conditions, future expectations in estimating credit losses and other relevant factors.
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Acquisitions and Dispositions in 2023, 2022 and 2021
For a discussion of our acquisitions and dispositions of investments in 2023, 2022 and 2021, see Note 2, Summary of Significant Accounting Policies — Properties Held for Sale, Note 3, Real Estate Investments, Net, and Note 4, Business Combinations, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Factors Which May Influence Results of Operations
Other than the effects of inflation discussed below, as well as other national economic conditions affecting real estate generally, and as otherwise disclosed in our risk factors, we are not aware of any material trends or uncertainties that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, disposition, management and operation of our properties. For a further discussion of these and other factors that could impact our future results or performance, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.
Inflation
For the years ended December 31, 2023, 2022 and 2021 inflation has affected our operations. The annual rate of inflation in the United States was 3.2% in February 2024, as measured by the Consumer Price Index. We believe inflation has impacted our operations such that we have experienced, and continue to experience, increases in the cost of labor, services, energy and supplies, and therefore continued inflationary pressures on our integrated senior health campuses and SHOP could continue to impact our profitability in future periods. To offset the impact of inflation on the cost of labor and services, we had our RIDEA managers bill higher than average annual rent and care fee increases for existing residents in 2023 and 2024, as compared to prior years, while adjusting market rates as frequently as needed based on competitor pricing and market conditions. We believe this practice will improve operating performance in our integrated senior health campuses and SHOP, as well as increase rent coverage and the stability of our real estate revenue in our triple-net leased properties over time.

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
In addition, inflation also caused, and may continue to cause, an increase in the cost of our variable-rate debt due to rising interest rates. See Item 7A, Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk, for a further discussion.
Scheduled Lease Expirations
Excluding our SHOP and integrated senior health campuses, as of December 31, 2023, our properties were 91.3% leased and, during 2024, 9.8% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next 12 months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. As of December 31, 2023, our remaining weighted average lease term was 6.6 years, excluding our SHOP and integrated senior health campuses.
Our combined SHOP and integrated senior health campuses were 84.4% leased as of December 31, 2023. Substantially all of our leases with residents at such properties are for a term of one year or less.
Results of Operations
Comparison of the Years Ended December 31, 2023, 2022 and 2021
Our operating results are primarily comprised of income derived from our portfolio of properties and expenses in connection with the acquisition and operation of such properties. Our primary sources of revenue include rent generated by our leased, non-RIDEA properties and resident fees and services revenue from our RIDEA properties. Our primary expenses include property operating expenses and rental expenses. In general, we expect such revenues and expenses related to our portfolio of RIDEA properties to increase in the future due to an overall increase in occupancies, resident fees and pricing of care services provided.
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. During the quarter ended December 31, 2023, we modified how we evaluate our business and make resource allocations, and therefore determined that we operate through four reportable business segments: integrated senior health campuses, OM (which was formerly known as MOBs), triple-net leased properties and SHOP. All segment information included herein has been recast for all periods presented to reflect four reportable business segments and the change in segment name from MOBs to OM.
The most significant drivers behind changes in our consolidated results of operations for the year ended 2023 compared to the corresponding period in 2022 were primarily due to the adverse effects of inflation, which resulted in increases in the cost of labor, services, energy and supplies; our acquisitions and dispositions of investments subsequent to December 31, 2022; and the transitions of the operations of certain senior housing and skilled nursing facilities from triple-net leased properties to RIDEA structures. The changes in our consolidated results of operations for 2022 as compared to 2021 are primarily due to the acquisition of GAHR IV’s portfolio of 92 buildings, or approximately 4,799,000 square feet of GLA, as a result of the Merger on October 1, 2021; the disruption to our normal operations as a result of the COVID-19 pandemic; grant income received; and the adverse effect of inflation. Additional drivers behind the changes in our consolidated results of operations are discussed in more detail below. See Note 3, Real Estate Investments, Net and Note 4, Business Combinations, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of our acquisitions and dispositions during 2023, 2022 and 2021.

As of December 31, 2023, 2022 and 2021, we owned and/or operated the following types of properties (dollars in thousands):

	December 31,
	2023			2022			2021
	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased % (1)	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased % (1)	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased % (1)
Integrated senior health campuses	125	$1,948,122	85.5%	120	$1,898,591	84.2%	122	$1,787,686	77.5%
OM	88	1,253,089	89.2%	104	1,369,596	89.0%	105	1,378,995	92.0%
SHOP	55	802,367	81.2%	51	787,797	77.0%	47	706,871	72.5%
Triple-net leased properties	28	469,965	100%	39	568,265	100%	39	568,265	100%
Total/weighted average(2)	296	$4,473,543	91.3%	314	$4,624,249	92.2%	313	$4,441,817	94.3%
___________
(1)Leased percentage includes all third-party leased space at our non-RIDEA properties (including master leases), except for our SHOP and integrated senior health campuses where leased percentage represents resident occupancy on the available units/beds therein.
(2)Weighted average leased percentage excludes our SHOP and integrated senior health campuses.
Revenues and Grant Income
Our primary sources of revenue include resident fees and services revenue generated by our RIDEA properties and rent from our leased, non-RIDEA properties. For the years ended December 31, 2023, 2022 and 2021, resident fees and services revenue primarily consisted of rental fees related to resident leases, extended health care fees and other ancillary services, and real estate revenue primarily consisted of base rent and expense recoveries. The amount of revenues generated by our RIDEA properties depends principally on our ability to maintain resident occupancy rates of currently leased space and to lease available space at the then existing rental rates. We also receive grant income. Revenues and grant income by reportable segment consisted of the following for the periods then ended (in thousands):

	Years Ended December 31,
	2023	2022	2021
Resident Fees and Services Revenue
Integrated senior health campuses	$1,481,880	$1,254,665	$1,025,699
SHOP	186,862	157,491	98,236
Total resident fees and services revenue	1,668,742	1,412,156	1,123,935
Real Estate Revenue
OM	146,068	148,717	97,297
Triple-net leased properties	44,333	56,627	44,071
Total real estate revenue	190,401	205,344	141,368
Grant Income
Integrated senior health campuses	7,475	24,820	13,911
SHOP	—	855	3,040
Total grant income	7,475	25,675	16,951
Total revenues and grant income	$1,866,618	$1,643,175	$1,282,254

Resident Fees and Services Revenue
For our integrated senior health campuses segment, we increased resident fees and services revenue by $227,215,000 for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to: (i) improved resident occupancy and higher resident fees as a result of an increase in billing rates; (ii) an increase of $118,320,000 related to our acquisition of the remaining 50.0% interest in a privately held company, RHS Partners, LLC, or RHS, in August 2022, which owns and/or operates 16 integrated senior health campuses located in Indiana; and (iii) an increase of $41,121,000 due to the expansion of our customer base, expansion of services offered and increases in billing rates for such services at an ancillary business unit within Trilogy Investors, LLC, or Trilogy. Such amounts were partially offset by a decrease in total resident fees and services revenue of $11,888,000 due to dispositions within our integrated senior health campuses segment during the third and fourth quarters of 2022.
For our integrated senior health campuses segment, we increased resident fees and services revenue by $69,992,000 for the year ended December 31, 2022, as compared to the year ended December 31, 2021, due to: (i) improved resident occupancy; (ii) our acquisition of the 50.0% controlling interest in RHS; and (iii) an increase of $11,480,000 due to our acquisition of an integrated senior health campus in Kentucky in January 2022.
For our SHOP segment, we increased resident fees and services revenue by $29,371,000 for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to: (i) our acquisition of a portfolio of seven senior housing facilities in Texas within our SHOP segment in December 2022, which increased revenue by $25,375,000; (ii) an increase of $12,714,000 due to the transitioning of SNFs within the Central Wisconsin Senior Care Portfolio to a RIDEA structure in March 2023; and (iii) an increase of $2,817,000 due to the transitioning of senior housing facilities within the Michigan ALF Portfolio to a RIDEA structure in November 2023. The remaining increase in resident fees and services revenue for our SHOP segment was primarily attributable to improved resident occupancy and higher resident fees as a result of increases in billing rates. Such increases were partially offset by a decrease of $18,755,000 for the year ended December 31, 2023, as compared to the year ended December 31, 2022, due to real estate dispositions within our SHOP segment during the fourth quarter of 2022 and during the year ended December 31, 2023.
For the year ended December 31, 2022, as compared to the year ended December 31, 2021, $43,582,000 in resident fees and services revenue for our SHOP segment was due to the increase in the size of our portfolio as a result of the Merger. The remaining increase in resident fees and services revenue for our SHOP segment for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily attributable to: (i) improved resident occupancy; (ii) higher resident move-in fees; (iii) an increase of $5,661,000 due to transitioning the leased senior housing facilities within Delta Valley ALF portfolio to a RIDEA structure and including such facilities within SHOP on December 2021; and (iv) an increase of $1,995,000 due to the acquisition of a portfolio of seven senior housing facilities in Texas in December 2022, which is included within our SHOP segment.
Real Estate Revenue
For the year ended December 31, 2023, we experienced a decrease in real estate revenue within our triple-net leased properties segment of $12,294,000, as compared to the year ended December 31, 2022, primarily due to: (i) the transitioning of SNFs within the Central Wisconsin Senior Care Portfolio to a RIDEA structure in March 2023 and recording the full amortization of $8,073,000 of above-market leases; and (ii) the transitioning of senior housing facilities within Michigan ALF Portfolio to a RIDEA structure in November 2023 and recording the full amortization of $2,756,000 of above-market leases. We also experienced a decrease in real estate revenue for our OM segment for the year ended December 31, 2023 of $2,649,000, as compared to the year ended December 31, 2022, primarily due to a decrease of $4,948,000 related to OM building dispositions during the fourth quarter of 2022 and during the year ended December 31, 2023, and a decrease of $579,000 due to the early lease termination of Cullman AL OM III during the fourth quarter of 2023. Such decreases were partially offset by a $2,965,000 increase in real estate revenue for our OM segment due to the full amortization of below-market leases within Cullman AL OM III due to such lease termination during the fourth quarter of 2023.
For the year ended December 31, 2022, as compared to the year ended December 31, 2021, $67,234,000 of real estate revenue was primarily due to the increase in the size of our portfolio as a result of the Merger. Such amounts were partially offset by a decrease in rental revenue for our senior housing — leased segment of $2,200,000 for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to transitioning the leased senior housing facilities within Delta Valley ALF portfolio to a RIDEA structure and including such facilities within SHOP in December 2021. In addition, for the year ended December 31, 2022, we experienced a decrease in rental revenue for our OM segment of $782,000, primarily due to a one-time lease termination fee recognized in June 2021 for Stockbridge GA OM III.

Grant Income
For the years ended December 31, 2023, 2022 and 2021, we recognized $7,475,000, $25,675,000 and $16,951,000, respectively, of grant income at our integrated senior health campuses and SHOP primarily related to government grants received through Coronavirus Aid, Relief, and Economic Security Act economic stimulus programs. As of April 2023, the federal government’s coronavirus public health emergency declaration expired, and certain relief measures have been wound down, and others are being phased out.
Property Operating Expenses and Rental Expenses
Integrated senior health campuses and SHOP typically have a higher percentage of direct operating expenses to revenue than OM buildings and triple-net leased properties due to the nature of RIDEA-type facilities where we conduct day-to-day operations. Property operating expenses and property operating expenses as a percentage of resident fees and services revenue and grant income, as well as rental expenses and rental expenses as a percentage of real estate revenues, by reportable segment consisted of the following for the periods then ended (dollars in thousands):

	Years Ended December 31,
	2023		2022		2021
Property Operating Expenses
Integrated senior health campuses	$1,335,817	89.7%	$1,133,480	88.6%	$943,743	90.8%
SHOP	166,493	89.1%	148,046	93.5%	86,450	85.4%
Total property operating expenses	$1,502,310	89.6%	$1,281,526	89.1%	$1,030,193	90.3%

Rental Expenses
OM	$54,457	37.3%	$56,390	37.9%	$36,375	37.4%
Triple-net leased properties	3,018	6.8%	3,294	5.8%	2,350	5.3%
Total rental expenses	$57,475	30.2%	$59,684	29.1%	$38,725	27.4%
For the year ended December 31, 2023, the increase in total property operating expenses for our integrated senior health campuses segment, as compared to the year ended December 31, 2022, was predominately due to (i) increased occupancy at the facilities within such segment; (ii) an increase of $97,515,000 attributable to our acquisition of the 50.0% controlling interest in RHS; and (iii) an increase of $43,202,000 within Trilogy’s ancillary business unit due to higher labor costs associated with the expansion of services offered and inflation impacting the costs. Such amounts were partially offset by a decrease in total property operating expenses of $9,282,000 due to real estate dispositions within our integrated senior health campuses segment during the third and fourth quarters of 2022. For the year ended December 31, 2022, the increase in total property operating expenses for our integrated senior health campuses segment, as compared to the year ended December 31, 2021, was predominately due to higher operating expenses as a result of increased occupancy, as well as $77,097,000 due to our acquisition of the 50.0% controlling interest in RHS and our acquisition of an integrated senior health campus in January 2022.
For the year ended December 31, 2023, total property operating expenses for our SHOP segment primarily increased, as compared to the year ended December 31, 2022, due to: (i) an increase of $20,707,000 due to the acquisition of a portfolio of seven senior housing facilities within our SHOP segment in Texas in December 2022; (ii) an increase of $12,979,000 due to the transitioning of SNFs within the Central Wisconsin Senior Care Portfolio from triple-net leased properties to a RIDEA structure in March 2023; (iii) an increase of $3,847,000 due to the transitioning of senior housing facilities within the Michigan ALF Portfolio from triple-net leased properties to a RIDEA structure in November 2023; (iv) higher operating expenses as a result of increased occupancy; and (v) higher labor costs due to an increase in employee wages. Such amounts were partially offset by a decrease in total property operating expenses for the year ended December 31, 2023, as compared to the year ended December 31, 2022, of $22,047,000 due to real estate dispositions within our SHOP segment during the three months ended December 31, 2022 and during the year ended December 31, 2023.
For the year ended December 31, 2022, as compared to the year ended December 31, 2021, rental expenses increased by $19,760,000 and property operating expenses increased by $46,897,000 for our SHOP due to the increase in the size of our portfolio as a result of the Merger. The remaining increase in total property operating expenses for our SHOP segment was due to: (i) higher operating expenses as a result of increased occupancy; (ii) an increase in labor costs, such as a significant increase in employee wages, agency fees and temporary labor expenses; (iii) an increase of $4,743,000 due to transitioning the leased senior housing facilities within Delta Valley ALF portfolio to a RIDEA structure and including such facilities within SHOP in December 2021; and (iv) an increase of $1,961,000 due to the acquisition of a portfolio of seven senior housing facilities in Texas within our SHOP segment in December 2022.

General and Administrative
For the year ended December 31, 2023, general and administrative expenses were $47,510,000, compared to $43,418,000 for the year ended December 31, 2022. The increase in general and administrative expenses of $4,092,000 was primarily the result of an increase of $1,712,000 in stock compensation expense and $1,694,000 in bad debt expense.
For the year ended December 31, 2022, general and administrative expenses were $43,418,000 compared to $43,199,000 for the year ended December 31, 2021. The increase in general and administrative expenses of $219,000 was primarily the result of an increase of $17,638,000 in payroll and compensation costs for the personnel hired as a result of the AHI Acquisition, partially offset by a decrease in our asset management and property management oversight fees of $17,141,000 as a result of the AHI Acquisition.
Business Acquisition Expenses
For the year ended December 31, 2023, we recorded business acquisition expenses of $5,795,000 primarily due to: (i) $2,315,000 in aggregate transaction costs related to the transition of SNFs within the Central Wisconsin Senior Care Portfolio and the transition of senior housing facilities within the Michigan ALF Portfolio from triple-net leased properties to RIDEA structures in 2023; (ii) $2,105,000 of costs incurred in the pursuit of real estate and real estate-related investment opportunities; and (iii) $1,260,000 in aggregate acquisition costs for properties operated under a RIDEA structure and included in our SHOP segment. For the year ended December 31, 2022, we recorded business acquisition expenses of $4,388,000 primarily incurred in connection with $1,895,000 in transaction costs incurred in December 2022 related to the acquisition of seven senior housing facilities in Texas, $938,000 in transaction costs related to the acquisition of a pharmaceutical business in April 2022, and $914,000 of costs incurred in the pursuit of real estate investments that did not close.
For the year ended December 31, 2022, the decrease in business acquisition expenses, as compared to the year December 31, 2021, primarily related to a decrease of $12,599,000 in third-party legal costs and professional services incurred related to the Merger and the AHI Acquisition, partially offset by an increase of $3,158,000 in transaction costs related to our business combinations and an increase of $807,000 in dead-deal costs incurred in the pursuit of real estate investments that did not close.
Depreciation and Amortization
For the years ended December 31, 2023, 2022 and 2021, depreciation and amortization were $182,604,000, $167,957,000 and $133,191,000, respectively, which primarily consisted of depreciation on our operating properties of $147,587,000, $141,257,000 and $109,036,000, respectively, and amortization of our identified intangible assets of $32,323,000, $23,934,000 and $21,111,000, respectively. For the year ended December 31, 2023, as compared to the year ended December 31, 2022, the increase in depreciation and amortization of $14,647,000 was primarily due to: (i) an increase in depreciation and amortization within our SHOP segment and our integrated senior health campuses segment as a result of acquisitions that occurred subsequent to December 31, 2022, as well as development and capital expenditures since December 31, 2022; (ii) the full amortization of an aggregate $6,635,000 of in-place leases related to the transition of SNFs within the Central Wisconsin Senior Care Portfolio to a RIDEA structure in March 2023 and the transition of senior housing facilities within the Michigan ALF Portfolio to a RIDEA structure in November 2023; (iii) the full amortization and depreciation of an aggregate $1,823,000 related to a lease termination within Cullman AL OM III; and (iv) the full depreciation of $1,157,000 of depreciable assets as a result of storm damage affecting our properties in Louisiana, Nebraska, North Carolina and Texas. Such amounts were partially offset by a decrease in depreciation and amortization as a result of real estate dispositions within our SHOP segment and our OM segment subsequent to December 31, 2022.
For the year ended December 31, 2022, the increase in depreciation and amortization of $34,766,000, as compared to the year ended December 31, 2021, was primarily the result of the increase in depreciable assets in our portfolio as a result of the Merger resulting in depreciation and amortization expense of $27,280,000 as well as an increase in depreciable assets in our portfolio as a result of acquisitions within our integrated senior health campuses segment of $9,368,000. Such amounts were partially offset by a decrease of $1,979,000 in depreciable assets in our portfolio as a result of a real estate disposition within our OM segment during the year ended December 31, 2022.

Interest Expense
Interest expense, including gain or loss in fair value of derivative financial instruments, consisted of the following for the periods then ended (in thousands):

	Years Ended December 31,
	2023	2022	2021
Interest expense:
Lines of credit and term loan and derivative financial instruments	$96,417	$52,351	$33,966
Mortgage loans payable	55,584	41,417	36,253
Amortization of deferred financing costs:
Lines of credit and term loan	3,060	3,000	4,261
Mortgage loans payable	2,284	1,988	1,652
Amortization of debt discount/premium, net	3,549	827	773
Loss (gain) in fair value of derivative financial instruments	926	(500)	(8,200)
Loss on extinguishment of debt	345	5,166	2,655
Interest on finance lease liabilities	353	261	—
Interest expense on financing obligations and other liabilities	1,599	946	1,377
Total	$164,117	$105,456	$72,737
The increase in total interest expense for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to: (i) an increase in debt balances during 2023; (ii) a higher weighted average effective interest rate on our variable debt, which was 7.50% and 6.44% as of December 31, 2023 and 2022, respectively; (iii) a $2,722,000 increase in amortization of debt discount/premium, net; and (iv) a $1,426,000 change from gain to loss in fair value of our derivative financial instruments. Such increases in total interest expense for the year ended December 31, 2023, as compared to the year ended December 31, 2022, were primarily offset by $3,756,000 of net proceeds from our interest rate swaps and a $4,821,000 decrease in loss on extinguishments of debt.
The increase in total interest expense for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily related to an increase in interest expense incurred on our lines of credit and term loans and mortgage loans payable due to: (i) a larger debt portfolio as a result of the Merger; (ii) an increase in variable interest rates; (iii) a decrease in the gain in fair value recognized on our derivative financial instruments of $7,700,000; and (iv) an increase in loss on debt extinguishment of $2,511,000. Such increase in total interest expense was partially offset by a decrease in amortization of deferred financing costs on our lines of credit and term loans of $1,261,000. See Note 8, Mortgage Loans Payable, Net, and Note 9, Lines of Credit and Term Loan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of debt extinguishments.
Gain or Loss on Dispositions of Real Estate Investments
For the year ended December 31, 2023, we recognized an aggregate net gain on dispositions of our real estate investments of $32,472,000 primarily related to the sale of six SHOP within our Central Florida Senior Housing Portfolio and 16 OM buildings. For the year ended December 31, 2022, we recognized an aggregate net gain on dispositions of our real estate investments of $5,481,000 related to the sale of one OM building, three senior housing facilities within our Central Florida Senior Housing Portfolio and two integrated senior health campuses. For the year ended December 31, 2021, we recognized an aggregate net loss on dispositions of our real estate investments of $100,000 related to the sale of one OM building, one SNF and two integrated senior health campuses. See Note 2, Summary of Significant Accounting Policies — Properties Held for Sale, and Note 3, Real Estate Investments, Net, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Impairments
For the year ended December 31, 2023, we recognized aggregate impairment charges of $13,899,000 for two of our SHOP within the Northern California Senior Housing Portfolio and for one of our OM buildings within the Homewood AL Portfolio. For the year ended December 31, 2022, we recognized aggregate impairment charges on our real estate investments of $54,579,000 related to our SHOP within the Central Florida Senior Housing Portfolio, Pinnacle Warrenton ALF and the Mountain Crest Senior Housing Portfolio. For the year ended December 31, 2021, we recognized an impairment charge of $3,335,000 on an OM building, Mount Dora Medical Center. See Note 3, Real Estate Investments, Net, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of impairments of such real estate investments.

For the year ended December 31, 2023, we recognized an impairment loss of $10,520,000 related to the write-off of trade name intangible assets at ancillary business units within Trilogy. For the years ended December 31, 2022 and 2021, we did not recognize impairment losses with respect to trade name intangible assets.
For the year ended December 31, 2023 and 2021, we did not recognize any goodwill impairment. For the year ended December 31, 2022, we determined that goodwill pertaining to our SHOP reporting segment was fully impaired and recognized an impairment loss of $23,277,000 in our accompanying consolidated statements of operations and comprehensive loss. See Note 18, Segment Reporting, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of such goodwill impairment.
Gain on Re-measurement of Previously Held Equity Interest
For the year ended December 31, 2023, we recognized a $726,000 gain on re-measurement of the fair value of our previously held equity interest in Memory Care Partners, LLC. For the year ended December 31, 2022, we recognized $19,567,000 gain on re-measurement of the fair value of our previously held equity interest in RHS. For the year ended December 31, 2021, we did not recognize any gain on re-measurement of any previously held equity interest. See Note 4, Business Combinations, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of the acquisitions of previously held equity interests.
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations, borrowings under our lines of credit and proceeds from dispositions of real estate investments. For the next 12 months, our principal liquidity needs are to: (1) fund property operating expenses and general and administrative expenses; (2) meet our debt service requirements (including principal and interest); (3) fund development activities and capital expenditures; and (4) make distributions to our stockholders, as required for us to continue to qualify as a REIT. We believe that the sources of liquidity described above will be sufficient to satisfy our cash requirements for the next 12 months and thereafter. We do not have any material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.
Material Cash Requirements
Capital Improvement Expenditures
A capital plan for each investment is established upon acquisition that contemplates the estimated capital needs of that investment, including costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include operating cash generated by the investment, capital reserves, a line of credit or other loan established with respect to the investment, other borrowings or additional equity investments from us and joint venture partners. The capital plan for each investment is adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of December 31, 2023, we had $17,818,000 of restricted cash in loan impounds and reserve accounts to fund a portion of such capital expenditures. Based on the budget for the properties we owned as of December 31, 2023, we estimated that unspent discretionary expenditures for capital and tenant improvements as of such date are equal to $76,082,000 for 2024, although actual expenditures are dependent on many factors which are not presently known.

Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and lines of credit and term loan; (ii) interest payments on our mortgage loans payable and lines of credit and term loan, excluding the effect of our interest rate swaps; (iii) ground and other lease obligations; and (iv) financing and other obligations as of December 31, 2023 (in thousands):

	Payments Due by Period
	2024	2025-2026	2027-2028	Thereafter	Total
Principal payments — fixed-rate debt	$48,168	$293,080	$66,232	$582,845	$990,325
Interest payments — fixed-rate debt	35,096	54,786	43,166	311,937	444,985
Principal payments — variable-rate debt	263,277	719,928	550,364	27,142	1,560,711
Interest payments — variable-rate debt (based on rates in effect as of December 31, 2023)	103,174	124,099	6,160	4,665	238,098
Ground and other lease obligations	35,834	70,226	71,324	166,314	343,698
Financing obligations and other obligations	31,662	11,077	9,899	31,471	84,109
Total	$517,211	$1,273,196	$747,145	$1,124,374	$3,661,926
Distributions and Share Repurchases
For information on distributions, see Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions, and the “Distributions” section below. For information on our share repurchase plan, see Note 13, Equity — Share Repurchase Plan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Credit Facilities
As of December 31, 2023, we were party to a credit agreement, as amended, with an aggregate maximum principal amount up to $1,050,000,000, or the 2022 Credit Facility. In addition, we are party to an agreement, as amended, regarding a senior secured revolving credit facility with an aggregate maximum principal amount of $400,000,000, or the 2019 Trilogy Credit Facility. On February 14, 2024, we, through our operating partnership, entered into an agreement that supersedes and replaces the 2022 Credit Facility with a credit facility with an aggregate maximum principal amount of up to $1,150,000,000, or the 2024 Credit Facility. See Note 9, Lines of Credit and Term Loan, and Note 21, Subsequent Events — 2024 Credit Facility, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
As of December 31, 2023, our aggregate borrowing capacity under the 2022 Credit Facility and the 2019 Trilogy Credit Facility, as amended, was $1,450,000,000. As of December 31, 2023, our aggregate borrowings outstanding under our credit facilities was $1,224,723,000 and we had an aggregate of $225,277,000 available on such facilities. We believe that the resources described above will be sufficient to satisfy our cash requirements for the next 12 months and the longer term thereafter.
Cash Flows
The following table sets forth changes in cash flows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Cash, cash equivalents and restricted cash — beginning of period	$111,906	$125,486	$152,190
Net cash provided by operating activities	98,535	147,768	17,913
Net cash provided by (used in) investing activities	9,396	(118,578)	(138,652)
Net cash (used in) provided by financing activities	(129,062)	(42,924)	94,109
Effect of foreign currency translation on cash, cash equivalents and restricted cash	7	154	(74)
Cash, cash equivalents and restricted cash — end of period	$90,782	$111,906	$125,486
The following summary discussion of our changes in our cash flows is based on our accompanying consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Operating Activities
For the years ended December 31, 2023, 2022 and 2021, cash flows provided by operating activities were primarily related to property operations, offset by payments of general and administrative expenses and interest payments on our outstanding indebtedness. In general, cash flows from operating activities are affected by the timing of cash receipts and payments, as well as the substantial increase in net operating income for properties within our integrated senior health campuses segment since 2021 due to improved resident occupancy and expense management. See the “Results of Operations” section above for a further discussion. In addition, the increase of $129,855,000 in net cash provided by operating activities during the year ended December 31, 2022, as compared to the year ended December 31, 2021, was due to the increase in the size of our portfolio as a result of the Merger on October 1, 2021, thereby increasing our net operating income.
Investing Activities
For the year ended December 31, 2023, as compared to the year ended December 31, 2022, the change from net cash used in investing activities to net cash provided by investing activities was primarily due to a $136,235,000 increase in proceeds from dispositions of real estate investments and a $27,847,000 decrease in cash paid to acquire real estate investments. Such amounts were partially offset by a $28,271,000 increase in development and capital expenditures and an $17,962,000 increase in the issuance of real estate notes receivable. The decrease of $20,074,000 in net cash used in investing activities during the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to a $43,798,000 increase in proceeds from dispositions of real estate, a $17,852,000 decrease in cash, cash equivalents and restricted cash acquired in connection with the Merger on October 1, 2021 and a $8,175,000 decrease in developments and capital expenditures. Such amounts were partially offset by a $13,714,000 payment to acquire the 50.0% controlling interest in RHS in August 2022. See Note 3, Real Estate Investments, Net and Note 4, Business Combinations, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of our acquisitions and dispositions.
Financing Activities
For the year ended December 31, 2023, as compared to the year ended December 31, 2022, the increase in net cash used in financing activities was primarily due to the: (i) $113,911,000 change from net borrowings under our lines of credit to net payments on our lines of credit; (ii) $25,162,000 increase in distributions paid to common stockholders; and (iii) $21,266,000 increase in payments on financing and other obligations. Such increases were offset by the $64,382,000 change from net payments on mortgage loans payable to net borrowings under mortgage loans payable and $20,230,000 decrease in repurchases of common stock. During 2023, we repaid our lines of credits primarily from operating cash flows, net proceeds from dispositions and proceeds from long-term mortgage loans payable financed at lower interest rates. The increase in cash used to pay distributions to common stockholders was primarily due to our board’s suspension of our DRIP offering beginning with distributions declared for the quarter ending December 31, 2022. The decrease in cash used to repurchase our common stock was primarily due to our board’s suspension of our share repurchase plan beginning with share repurchase requests for the quarter ending December 31, 2022.
The decrease of $137,033,000 in net cash provided by financing activities during the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to a decrease in net borrowings under our mortgage loans payable of $269,296,000, a $28,334,000 increase in distributions paid to our common stockholders and a $20,317,000 payment to repurchase our common stock. During the year ended December 31, 2022, we also paid $2,075,000 in offering costs in connection with the filing of our Registration Statement on Form S-11 for our underwritten public offering that closed in February 2024. No such costs were paid during the year ended December 31, 2021. Such amounts were partially offset by an increase in net borrowings under our lines of credit and term loans of $161,900,000 and borrowings under a financing obligation of $25,900,000. The change in distributions paid to common stockholders was due to the suspension of all stockholder distributions on May 29, 2020 in response to the impact of the COVID-19 pandemic, which the board of directors of GAHR III subsequently reinstated in June 2021. The change in share repurchases was due to the suspension of the GAHR III share repurchase plan from May 31, 2020 through October 4, 2021, when the partial reinstatement of our share repurchase plan was approved by our board.

Distributions
The income tax treatment for distributions reportable for the years ended December 31, 2023, 2022, and 2021 was as follows (dollars in thousands):

	Years Ended December 31,
	2023		2022		2021
Ordinary income	$2,208	2.9%	$40,745	46.5%	$7,989	26.3%
Capital gain	—	—	—	—	—	—
Return of capital	73,614	97.1	46,890	53.5	22,406	73.7
	$75,822	100%	$87,635	100%	$30,395	100%
Amounts listed above do not include distributions paid on nonvested shares of our restricted common stock which have been separately reported.
The following tables reflect distributions we paid for the years ended December 31, 2023, 2022 and 2021, along with the amount of distributions reinvested pursuant to our DRIP offering, as applicable, and the sources of distributions as compared to cash flows from operations or funds from operations attributable to controlling interest, or FFO, a non-GAAP financial measure (dollars in thousands):

	Years Ended December 31,
	2023		2022		2021
Distributions paid in cash	$76,284		$51,122		$22,788
Distributions reinvested	—		36,812		7,666
	$76,284		$87,934		$30,454
Sources of distributions:
Cash flows from operations	$76,284	100%	$87,934	100%	$17,913	58.8%
Proceeds from borrowings	—	—	—	—	12,541	41.2
	$76,284	100%	$87,934	100%	$30,454	100%

	Years Ended December 31,
	2023		2022		2021
Distributions paid in cash	$76,284		$51,122		$22,788
Distributions reinvested	—		36,812		7,666
	$76,284		$87,934		$30,454
Sources of distributions:
FFO attributable to controlling interest	$65,567	86.0%	$87,934	100%	$30,454	100%
Proceeds from borrowings	10,717	14.0	—	—	—	—
	$76,284	100%	$87,934	100%	$30,454	100%
As of December 31, 2023, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and some portion of a distribution to our stockholders may have been paid from borrowings. For a further discussion of FFO, including a reconciliation of our GAAP net loss to FFO, see “Funds from Operations and Normalized Funds from Operations” below.
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

Lines of Credit and Term Loan
For a discussion of our lines of credit and term loan, see Note 9, Lines of Credit and Term Loan, and Note 21, Subsequent Events — 2024 Credit Facility, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
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
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 11, Commitments and Contingencies, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Debt Service Requirements
A significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of December 31, 2023, we had $1,326,313,000 of fixed-rate and variable-rate mortgage loans payable outstanding secured by our properties. As of December 31, 2023, we had $1,224,723,000 outstanding and $225,277,000 remained available under our lines of credit. The weighted average effective interest rate on our outstanding debt factoring in our interest rate swaps was 5.72% per annum. See Note 8, Mortgage Loans Payable, Net, and Note 9, Lines of Credit and Term Loan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
We are required by the terms of certain loan documents to meet various financial and non-financial covenants, such as leverage ratios, net worth ratios, debt service coverage ratios and fixed charge coverage ratios. As of December 31, 2023, we were in compliance with all such covenants and requirements on our mortgage loans payable and our lines of credit and term loan. If any future covenants are violated, we anticipate seeking a waiver or amending the debt covenants with the lenders when and if such event should occur. However, there can be no assurances that management will be able to effectively achieve such plans.
Related Party Transactions
For a discussion of related party transactions, see Note 14, Related Party Transactions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
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
We define FFO, a non-GAAP financial measure, consistent with the standards established by the White Paper on funds from operations approved by the Board of Governors of NAREIT, or the White Paper. The White Paper defines funds from operations as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of certain real estate assets, gains or losses upon consolidation of a previously held equity interest and impairment writedowns of certain real estate assets and investments, plus depreciation and amortization related to real estate, and after adjustments for unconsolidated partnerships and joint ventures. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that impairments are based on estimated future undiscounted cash flows. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations. Our FFO calculation complies with NAREIT’s policy described above.

Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization and impairments, provides a further understanding of our operating performance to investors, industry analysts and our management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs, which may not be immediately apparent from net income (loss).
We define normalized FFO attributable to controlling interest, or Normalized FFO, as FFO further adjusted for the following items included in the determination of GAAP net income (loss): expensed acquisition fees and costs, which we refer to as business acquisition expenses; amounts relating to changes in deferred rent and amortization of above- and below-market leases; the non-cash impact of changes to our equity instruments; non-cash or non-recurring income or expense; the non-cash effect of income tax benefits or expenses; capitalized interest; impairment of intangible assets and goodwill; amortization of closing costs on debt security investments; mark-to-market adjustments included in net income (loss); gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan; and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect Normalized FFO on the same basis.
However, FFO and Normalized FFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) as an indicator of our operating performance, GAAP cash flows from operations as an indicator of our liquidity or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and Normalized FFO measures and the adjustments to GAAP in calculating FFO and Normalized FFO.
Presentation of this information is intended to provide useful information to investors, industry analysts and management as they compare the operating performance used by the REIT industry, although it should be noted that not all REITs calculate funds from operations and normalized funds from operations the same way, so comparisons with other REITs may not be meaningful. FFO and Normalized FFO should be reviewed in conjunction with other measurements as an indication of our performance.
None of the SEC, NAREIT or any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or Normalized FFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the REIT industry and we would have to adjust our calculation and characterization of FFO or Normalized FFO.

The following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to FFO and Normalized FFO for the periods presented below (in thousands except for share and per share amounts):

	Years Ended December 31,
	2023	2022	2021
Net loss	$(76,887)	$(73,383)	$(53,269)
Depreciation and amortization related to real estate — consolidated properties	182,452	167,860	133,191
Depreciation and amortization related to real estate — unconsolidated entities	401	1,102	3,116
Impairment of real estate investments — consolidated properties	13,899	54,579	3,335
(Gain) loss on dispositions of real estate investments, net — consolidated properties	(32,472)	(5,481)	100
Net loss (income) attributable to noncontrolling interests	5,418	(7,919)	5,475
Gain on re-measurement of previously held equity interests	(726)	(19,567)	—
Depreciation, amortization, impairments, net gain/loss on dispositions and gain on re-measurements — noncontrolling interests	(26,518)	(22,614)	(22,270)
NAREIT FFO attributable to controlling interest	$65,567	$94,577	$69,678

Business acquisition expenses	$5,795	$4,388	$13,022
Amortization of above- and below-market leases	9,744	2,596	953
Amortization of closing costs — debt security investments	278	237	201
Change in deferred rent	1,149	(3,355)	(20)
Non-cash impact of changes to equity instruments	5,621	3,909	1,008
Capitalized interest	(163)	(150)	(628)
Loss on debt extinguishments	345	5,166	2,655
Loss (gain) in fair value of derivative financial instruments	926	(500)	(8,200)
Foreign currency (gain) loss	(2,307)	5,206	564
Impairment of intangible assets and goodwill	10,520	23,277	—
Adjustments for unconsolidated entities	(321)	113	573
Adjustments for noncontrolling interests	(4,786)	(3,530)	(1,653)
Normalized FFO attributable to controlling interest	$92,368	$131,934	$78,153
Weighted average Class T and Class I common shares outstanding — basic and diluted	66,047,114	65,807,868	50,081,140
Net loss per Class T and Class I common share attributable to controlling interest — basic and diluted	$(1.08)	$(1.24)	$(0.95)
NAREIT FFO per Class T and Class I common share attributable to controlling interest — basic and diluted	$0.99	$1.44	$1.39
Normalized FFO per Class T and Class I common share attributable to controlling interest — basic and diluted	$1.40	$2.00	$1.56
Net Operating Income
Net operating income, or NOI, is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, business acquisition expenses, depreciation and amortization, interest expense, gain or loss on dispositions, impairment of real estate investments, impairment of intangible assets and goodwill, income or loss from unconsolidated entities, gain on re-measurement of previously held equity interests, foreign currency gain or loss, other income and income tax benefit or expense.
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
To facilitate understanding of this financial measure, the following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to NOI for the periods presented below (in thousands):

	Years Ended December 31,
	2023	2022	2021
Net loss	$(76,887)	$(73,383)	$(53,269)
General and administrative	47,510	43,418	43,199
Business acquisition expenses	5,795	4,388	13,022
Depreciation and amortization	182,604	167,957	133,191
Interest expense	164,117	105,456	72,737
(Gain) loss on dispositions of real estate investments, net	(32,472)	(5,481)	100
Impairment of real estate investments	13,899	54,579	3,335
Impairment of intangible assets and goodwill	10,520	23,277	—
Loss (income) from unconsolidated entities	1,718	(1,407)	1,355
Gain on re-measurement of previously held equity interests	(726)	(19,567)	—
Foreign currency (gain) loss	(2,307)	5,206	564
Other income	(7,601)	(3,064)	(1,854)
Income tax expense	663	586	956
Net operating income	$306,833	$301,965	$213,336
Subsequent Events
For a discussion of subsequent events, see Note 21, Subsequent Events, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk. There were no material changes in our market risk exposures, or in the methods we use to manage market risk, between the years ended December 31, 2023 and 2022.
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
We have entered into, and may continue to enter into, derivative financial instruments, such as interest rate swaps and interest rate caps, in order to mitigate our interest rate risk on a related financial instrument. We have not elected, and may continue to not elect, to apply hedge accounting treatment to these derivatives; therefore, changes in the fair value of interest rate derivative financial instruments were recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2023, our interest rate swaps are recorded in other assets and other liabilities in our accompanying consolidated balance sheet at their aggregate fair value of $1,463,000 and ($2,389,000), respectively. We do not enter into derivative transactions for speculative purposes. As of December 31, 2022, we did not have any derivative financial instruments. See Note 10, Derivative Financial Instruments, and Note 15, Fair Value Measurements, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion on our interest rate swaps.

As of December 31, 2023, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes, excluding the effect of our interest rate swap (dollars in thousands):

	Expected Maturity Date
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Assets
Debt security held-to-maturity	$—	$93,433	$—	$—	$—	$—	$93,433	$93,304
Weighted average interest rate on maturing fixed-rate debt security	—%	4.24%	—%	—%	—%	—%	4.24%	—
Liabilities
Fixed-rate debt — principal payments	$48,168	$136,701	$156,379	$49,998	$16,234	$582,845	$990,325	$846,985
Weighted average interest rate on maturing fixed-rate debt	3.56%	4.30%	3.00%	3.43%	3.25%	3.59%	3.58%	—
Variable-rate debt — principal payments	$263,277	$339,975	$379,953	$550,177	$187	$27,142	$1,560,711	$1,564,165
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of December 31, 2023)	8.11%	8.16%	7.15%	7.05%	7.61%	7.60%	7.50%	—
Debt Security Investment, Net
As of December 31, 2023, the net carrying value of our debt security investment was $86,935,000. As we expect to hold our debt security investment to maturity and the amounts due under such debt security investment are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our debt security investment, would have a significant impact on our operations. See Note 15, Fair Value Measurements, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a discussion of the fair value of our investment in a held-to-maturity debt security. The effective interest rate on our debt security investment was 4.24% per annum as of December 31, 2023.
Mortgage Loans Payable, Net and Lines of Credit and Term Loan
Mortgage loans payable were $1,326,313,000 ($1,302,396,000, net of discount/premium and deferred financing costs) as of December 31, 2023. As of December 31, 2023, we had 76 fixed-rate mortgage loans payable and 13 variable-rate mortgage loans payable with effective interest rates ranging from 2.21% to 8.46% per annum and a weighted average effective interest rate of 4.72%. In addition, as of December 31, 2023, we had $1,224,723,000 ($1,223,967,000, net of deferred financing fees) outstanding under our lines of credit and term loan, at a weighted-average interest rate of 7.36% per annum.
As of December 31, 2023, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps, was 5.72% per annum. An increase in the variable interest rate on our variable-rate mortgage loans payable and lines of credit and term loan constitutes a market risk. As of December 31, 2023, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on all of our other variable-rate mortgage loans payable and lines of credit by $5,124,000, or 3.48% of total annualized interest expense on our mortgage loans payable and lines of credit and term loan. See Note 8, Mortgage Loans Payable, Net, and Note 9, Lines of Credit and Term Loan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2023 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2023, were effective at the reasonable assurance level.
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
Based on our evaluation under the Internal Control-Integrated Framework issued in 2013, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
(c) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
N/A.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
The following table and biographical descriptions set forth certain information with respect to the individuals who are our executive officers and directors:

Name	Age*	Position
Danny Prosky	58	Chief Executive Officer, President, Director
Brian S. Peay	58	Chief Financial Officer
Gabriel M. Willhite	43	Chief Operating Officer
Stefan K.L. Oh	53	Chief Investment Officer
Mark E. Foster	51	Executive Vice President, General Counsel and Secretary
Jeffrey T. Hanson	53	Non-Executive Chairman of the Board
Mathieu B. Streiff	48	Director
Scott A. Estes	53	Independent Director
Brian J. Flornes	60	Independent Director
Dianne Hurley	61	Independent Director
Marvin R. O’Quinn	72	Independent Director
Valerie Richardson	65	Independent Director
Wilbur H. Smith III	51	Independent Director
___________
*    As of March 22, 2024
Danny Prosky has served as our Chief Executive Officer, and as a member of our board, since October 2021, and has served as our President since January 2015. Mr. Prosky previously served as our Chief Operating Officer from January 2015 to October 2021 and our Interim Chief Financial Officer from October 2015 to June 2016. He was also one of the founders and owners of AHI Group Holdings. Mr. Prosky was a founding principal, and served as Managing Director, of AHI from December 2014 until October 2021. Mr. Prosky has also served as President and Chief Operating Officer of GAHR III from January 2013 until October 2021, as its Interim Chief Financial Officer from August 2015 to June 2016, and as one of its directors from December 2014 until October 2021. Mr. Prosky previously served as President, Chief Operating Officer and a director of GAHR II from January 2009 to December 2014 and as Executive Vice President of Griffin-American Healthcare REIT Sub-Advisor, LLC, or Griffin-American Healthcare REIT Advisor, from November 2011 to December 2014. He served as the President and Chief Operating Officer of Grubb & Ellis Healthcare REIT Advisor, LLC, or Grubb & Ellis Healthcare REIT Advisor, from January 2009 to November 2011 and as Executive Vice President and Secretary of Grubb & Ellis Equity Advisors Property Management, Inc. from June 2011 to November 2011. He also served as the Executive Vice President, Healthcare Real Estate of Grubb & Ellis Equity Advisors, LLC, or Grubb & Ellis Equity Advisors, from September 2009 to November 2011, having served as Executive Vice President, Healthcare Real Estate and Managing Director, Healthcare Properties of several investment management subsidiaries within the Grubb & Ellis organization from March 2006 to November 2011, and was responsible for all medical property acquisitions, management and dispositions. He served as the Executive Vice President — Acquisitions of Grubb & Ellis Healthcare REIT, Inc., which became known as Healthcare Trust of America, Inc. in August 2009 and subsequently as Healthcare Realty Trust Incorporated in July 2022, from April 2008 to June 2009, having served as its Vice President — Acquisitions from September 2006 to April 2008. Mr. Prosky previously worked for HCP, Inc., which is now known as Healthpeak Properties, Inc. (NYSE: DOC), a publicly traded healthcare REIT, where he served as the Assistant Vice President — Acquisitions & Dispositions from February 2005 to March 2006 and as Assistant Vice President — Asset Management from November 1999 to February 2005. From 1992 to 1999, he served as the Manager, Financial Operations, Multi-Tenant Facilities for American Health Properties, Inc., or American Healthcare Properties. Additionally, since December 2015, Mr. Prosky has also served as a member of the board of directors of Trilogy. Mr. Prosky received a B.S. degree in Finance from the University of Colorado and an M.S. degree in Management from Boston University

Our board selected Mr. Prosky to serve as a director because he is our Chief Executive Officer and President and his primary focus has been on the acquisition and operation of healthcare and healthcare-related properties. He has significant knowledge of, and relationships within, the real estate and healthcare industries, due in part to the 14 years he worked at PEAK and American Health Properties. Our board believes that his executive experience in the real estate industry coupled with his deep knowledge of our company’s strategies and operations bring strong financial and operational expertise to our board.
Brian S. Peay has served our Chief Financial Officer since June 2016. He also served as Executive Vice President and Chief Financial Officer of AHI and as Chief Financial Officer of GAHR III from June 2016 until October 2021. Mr. Peay served as Chief Financial Officer of Veritas Investments, Inc., located in San Francisco, California, one of the largest owners and operators of rent-controlled apartments in the San Francisco Bay Area, from September 2015 to May 2016, where he was responsible for the financial planning, corporate budgeting, tax structuring and management of the accounting function of the company. Mr. Peay previously served as Vice President Finance & Sales Ops of MobileIron, Inc., located in Mountain View, California, a leader in security and management for mobile devices, applications and documents, from October 2013 to September 2015. Mr. Peay served as Chief Financial Officer of Glenborough, LLC from November 2005 to March 2012, and prior to its purchase by Morgan Stanley Real Estate Fund V, Mr. Peay also previously served in executive capacities including Chief Financial Officer, SVP — Joint Ventures (Business Development), Chief Accounting Officer and VP Finance with Glenborough Realty Trust, Inc., a real estate investment and management company focused on the acquisition, management and leasing of high quality commercial properties in major markets across the country, from November 1997 to November 2005, where he was responsible for the finance, accounting and reporting, risk management, information technology and human resource functions of the company. Prior to Glenborough Realty Trust, Inc., Mr. Peay served as Chief Financial Officer & Director of Research at Cliffwood Partners, L.P. from August 1995 to November 1997. Mr. Peay also served as Manager at Kenneth Leventhal & Co., a certified public accounting firm specializing in real estate that subsequently merged with Ernst & Young LLP, from August 1988 to August 1995. Mr. Peay received a B.S. degree in Business Economics from the University of California, Santa Barbara. Mr. Peay became a Certified Public Accountant in the State of California in 1992; his current status is not practicing.
Gabriel M. Willhite has served as our Chief Operating Officer since August 2022. Prior to that, he served as our Executive Vice President, General Counsel from October 2021 until August 2022 and Assistant General Counsel — Transactions from January 2020 until October 2021. He also served as Executive Vice President, General Counsel of AHI from January 2020 until October 2021 and prior to that served as Senior Vice President, Assistant General Counsel — Transactions of AHI since April 2016. Mr. Willhite also served as Assistant General Counsel — Transactions of GAHR III from January 2020 until October 2021. From November 2012 until April 2016, Mr. Willhite served as Legal Counsel for Sabal Financial Group, L.P., a real estate and finance company based in Newport Beach, California which was a subsidiary of Oaktree Capital Management, where he was responsible for overseeing portfolio acquisitions, financings, joint ventures, dispositions and strategic workout transactions. Prior to joining Sabal Financial Group, Mr. Willhite was an associate in the transactional practice group of Greenberg Traurig, LLP in Irvine, California. Additionally, since October 2020, Mr. Willhite has also served as a member of the board of directors of Trilogy, and as its chairman since August 2023. Mr. Willhite received a B.A. degree in Political Science and Communication from the University of Southern California and a J.D. degree from University of Minnesota Law School. He is a member of the California State Bar Association.
Stefan K.L. Oh has served as our Chief Investment Officer since March 2023, having previously served as our Executive Vice President, Head of Acquisitions from October 2021 to March 2023, as our Executive Vice President of Acquisitions from October 2015 to October 2021, and as our Senior Vice President of Acquisitions from January 2015 to October 2015. Mr. Oh also served as Executive Vice President, Acquisitions of GAHR III from October 2015 to October 2021, having previously served as its Senior Vice President, Acquisitions since January 2013. Mr. Oh has also served as Executive Vice President, Acquisitions of AHI from October 2015 to October 2021, having previously served as its Senior Vice President, Acquisitions since December 2014. Mr. Oh also served as Senior Vice President — Acquisitions of GAHR II from January 2009 to December 2014 and as Senior Vice President, Acquisitions of AHI Group Holdings from January 2012 to December 2014. Mr. Oh served as the Senior Vice President, Healthcare Real Estate of Grubb & Ellis Equity Advisors from January 2010 to January 2012, having served in the same capacity for Grubb & Ellis Realty Investors since June 2007, where he had been responsible for the acquisition and management of healthcare real estate. Prior to joining Grubb & Ellis, from August 1999 to June 2007, Mr. Oh worked for PEAK, where he served as Director of Asset Management and later as Director of Acquisitions. From 1997 to 1999, he worked as an auditor and project manager for Ernst & Young AB in Stockholm, Sweden and from 1993 to 1997 as an auditor within Ernst & Young LLP’s EYKL Real Estate Group in Los Angeles, California. Mr. Oh received a B.S. degree in Accounting from Pepperdine University and is a Certified Public Accountant in the State of California (inactive).
Mark E. Foster has served as our Executive Vice President, General Counsel since August 2022. Prior to that, Mr. Foster was a partner in the commercial real estate practice group at Snell & Wilmer, L.L.P., located in Costa Mesa, California from September 2016 until July 2022. From June 2012 until September 2016, Mr. Foster served as Vice President, General Counsel and Corporate Secretary to Sabal Financial Group, L.P. based in Newport Beach, California, which was a subsidiary of

Oaktree Capital Management, where he was responsible for all legal matters related to the company’s management of over $6 billion in real estate and debt assets. Prior to Sabal, from January 2008 until June 2012, Mr. Foster served as Senior Counsel for Rockefeller Group Development Corporation, located in Irvine, California, where he focused on all aspects of commercial real estate acquisition, development and operations. From June 2003 until December 2007, Mr. Foster served as Regional General Counsel for Toll Brothers, Inc. (NYSE: TOL), located in Irvine, California, where he oversaw the acquisition and development of dozens of residential projects throughout California. Mr. Foster began his legal career in the real estate group at the law firm of Allen Matkins, LLP, located in Irvine, California where he was employed from September 1998 to June 2003. Mr. Foster received a B.A. degree in International Relations, Political Science and Economics from the University of Southern California, and a J.D. degree from the University of Southern California, Gould School of Law.
Jeffrey T. Hanson has served as our non-executive Chairman of the board since June 2022, having previously served as our Executive Chairman of the board since October 2021, and our Chief Executive Officer and Chairman of the board from January 2015 until October 2021. He was also one of the founders and owners of AHI Group Holdings, an investment management firm that owned a controlling interest in AHI, which served as one of our co-sponsors and indirectly owned a majority interest in our former adviser. Mr. Hanson was a founding principal, and served as Managing Director, of AHI from December 2014 until October 2021. Mr. Hanson also served as Chief Executive Officer and Chairman of the board of directors of GAHR III, from January 2013 until October 2021, and previously served as Chief Executive Officer and Chairman of the board of directors of GAHR II, from January 2009 to December 2014. He also served as Executive Vice President of Griffin-American Healthcare REIT Advisor from November 2011 to December 2014. He served as the Chief Executive Officer of Grubb & Ellis Healthcare REIT Advisor from January 2009 to November 2011 and as the Chief Executive Officer and President of Grubb & Ellis Equity Advisors from June 2009 to November 2011. He also served as the President and Chief Investment Officer of Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, from January 2008 and November 2007, respectively, until November 2011. He also served as the Executive Vice President, Investment Programs, of Grubb & Ellis Company, or Grubb & Ellis, from December 2007 to November 2011 and served as Chief Investment Officer of several investment management subsidiaries within Grubb & Ellis’ organization from July 2006 to November 2011. From 1997 to July 2006, prior to Grubb & Ellis’ merger with NNN Realty Advisors, Inc., or NNN Realty Advisors, in December 2007, Mr. Hanson served as Senior Vice President with Grubb & Ellis’ Institutional Investment Group in the firm’s Newport Beach office. While with that entity, he managed investment sale assignments throughout the Western United States, with a significant focus on leading acquisitions and dispositions on healthcare-related properties, for major private and institutional clients. During that time, he also served as a member of the Grubb & Ellis President’s Counsel and Institutional Investment Group Board of Advisors. Additionally, from December 2015 to November 2016, Mr. Hanson served as a member of the board of directors of Trilogy. Mr. Hanson received a B.S. degree in Business from the University of Southern California with an emphasis in Real Estate Finance.
Our board selected Mr. Hanson to serve as a director because he currently serves as our non-executive Chairman of the board, and he previously served as our Chief Executive Officer and Chairman of the board for eight years. Mr. Hanson has also served in various executive roles overseeing all aspects of commercial real estate investment activities. Additionally, Mr. Hanson has insight into the development, finance, operations and marketing aspects of our company. He has knowledge of the real estate and healthcare industries and relationships with chief executives and senior management at real estate and healthcare companies. Our board believes that his executive experience in the real estate industry coupled with his deep knowledge of our company’s strategies and operations bring strong financial and operational expertise to our board.
Mathieu B. Streiff has served as a member of our board since October 2021. Prior to that, he served as our Executive Vice President from August 2022 until December 2022, and as our Chief Operating Officer from October 2021 until August 2022. Mr. Streiff also served as our Executive Vice President and General Counsel from January 2015 until October 2021. He was also one of the founders and owners of AHI Group Holdings. Mr. Streiff also was a founding principal and served as Managing Director from December 2014 until October 2021, and General Counsel from December 2014 to December 2019, of AHI. He also served as Executive Vice President, General Counsel of GAHR III from July 2013 until October 2021, having served as its Executive Vice President from January 2013 to July 2013. Mr. Streiff served as Executive Vice President, General Counsel of GAHR II from September 2013 to December 2014, having served as its Executive Vice President from January 2012 to September 2013. He also has served as Executive Vice President of Griffin-American Healthcare REIT Advisor from November 2011 to December 2014. Mr. Streiff served as General Counsel, Executive Vice President and Secretary of Grubb & Ellis from October 2010 to June 2011, after previously serving as the firm’s Chief Real Estate Counsel and Senior Vice President, Investment Operations. From September 2002 until March 2006, Mr. Streiff was an associate in the real estate department of Latham & Watkins LLP in New York, New York. Additionally, since December 2015, Mr. Streiff has also served as a member of the board of directors of Trilogy. Mr. Streiff received a B.S. degree in Environmental Economics and Policy from the University of California, Berkeley and a J.D. degree from Columbia University Law School. He is a member of the New York State Bar Association.

Our board selected Mr. Streiff to serve as a director because he was our Chief Operating Officer and has significant operational and legal experience relevant to our business, including in the areas of asset management, negotiating and structuring healthcare real estate acquisitions, financings, disposition transactions, corporate finance and corporate governance. Additionally, Mr. Streiff has 18 years of experience in the real estate and healthcare industries and relationships with chief executives and other senior management at other real estate and healthcare companies. Our board believes that his executive experience in the real estate industry coupled with his deep knowledge of our company’s strategies and operations bring valuable financial and operational expertise to our board.
Scott A. Estes has served as one of our independent directors and a member of the Audit Committee since August 2022 and as chairman of the Audit Committee since June 2023. Mr. Estes has also served as a member of the board of trustees and audit committee chairman of JBG Smith Properties, a NYSE-listed REIT, located in Bethesda, Maryland that owns, operates, invests in and develops a dynamic portfolio of mixed-use properties in the high growth and high barrier-to-entry submarkets in Washington, DC since June 2017. Having served as one of its independent directors and its audit committee chairman since June 2018, Mr. Estes has also served, effective as of December 31, 2023, as Chairman of Essential Properties Realty Trust, a NYSE-listed REIT located in Princeton, New Jersey that acquires, owns and manages primarily single tenant properties. Previously, Mr. Estes served as Executive Vice President — Chief Financial Officer of Welltower Inc., or Welltower, a NYSE-listed, S&P 500 constituent REIT, located in Toledo, Ohio, focused on healthcare infrastructure, from January 2009 to October 2017. Mr. Estes also served as Senior Vice President and Chief Financial Officer of Welltower from March 2006 to January 2009 and as Vice President of Finance of Welltower from April 2003 to March 2006. During his tenure at Welltower, Mr. Estes was significantly involved in managing the capital allocation effort supporting that company’s rapid growth, with direct oversight of capital markets transactions, which raised over $14 billion of equity capital and $10 billion of unsecured debt capital. From January 2000 to April 2003, Mr. Estes served as a Senior Equity Research Analyst and Vice President with Deutsche Bank Securities, a financial services firm, with primary coverage of the healthcare REIT and healthcare services industry sub-sectors. Additionally, Mr. Estes served as Vice President in Bank of America Securities’ equity research department from January 1998 through December 1999, covering the healthcare REIT and senior housing sectors, and as an Associate Analyst and Assistant Vice President in Morgan Stanley’s equity research department from March 1994 through December 1997. Mr. Estes received his B.A. degree in Economics in 1993 from the College of William and Mary.
Our board selected Mr. Estes to serve as a director based on his financial and business expertise, particularly in his capacity as Chief Financial Officer of a large, NYSE-listed healthcare REIT. Our board believes that his experience in the oversight of financial reporting, capital markets and capital raising, corporate finance and accounting, treasury, tax and audit functions, as well as his previous service on the board of directors of two other NYSE-listed REITs (particularly in his role as an audit committee chairman) will bring value to us.
Brian J. Flornes has served as one of our independent directors and a member of the Audit Committee since February 2016 and as the Nominating and Corporate Governance Committee chairman since October 2021. He also served as a member of our special committee from October 2020 to October 2021. Mr. Flornes served as the Chief Executive Officer of Vintage Senior Living, or Vintage, from June 2010 to September 2018, having co-founded the company in 1998 and served as its Co-Chief Executive Officer from inception to June 2010. Vintage, located in Newport Beach, California, owned and operated senior housing communities specializing in independent senior living, assisted living and memory care services for Alzheimer’s and other dementia with 24 communities in California and Washington. Vintage grew to be one of the largest assisted living providers in California and consistently ranked in the “Top 50” owners and operators of senior housing across the nation, according to the Assisted Living Federation of America. Vintage sold the majority of its portfolio of communities in 2016, which encompassed in excess of 3,200 resident units with more than 2,000 associates. Since February 2006, Mr. Flornes has been responsible for a direct joint-venture relationship with one of the nation’s largest pension funds. The joint venture, with $325,000,000 of committed capital, has acquired 19 senior living communities and net asset value has grown to more than 2.5 times invested capital. From 1995 to 1998, Mr. Flornes served as Founder and Principal of American Housing Concepts, a real estate development firm directly associated with ARV Assisted Living, one of the largest senior living providers in the early 1990s. Prior to American Housing Concepts, Mr. Flornes served in several roles and ultimately as President of Development, from 1992 to 1995, of ARV Assisted Living. Throughout his career, Mr. Flornes has directly contributed to the acquisition and development of more than 8,000 units of senior living in 11 states and has been responsible for $1.5 billion in financing. Mr. Flornes was a longstanding member of the American Senior Housing Association and also served on the board of the California Assisted Living Association. Mr. Flornes is a member of the World Presidents’ Organization. Mr. Flornes received a B.A. degree in Communication as well as an M.B.A. degree from Loyola Marymount University.

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
Dianne Hurley has served as one of our independent directors and a member of the Audit Committee since February 2016. She has also served as chairwoman of the Compensation Committee since June 2023, having been a member of such committee since October 2021. Ms. Hurley also served as the chairwoman of the Audit Committee from February 2016 to June 2023 and as our special committee chairwoman from October 2020 to October 2021. Ms. Hurley has also served as an independent director, audit committee chairwoman and member of the nominating and corporate governance committee of AG Mortgage Investment Trust, a publicly traded residential mortgage REIT located in New York, New York, since December 2020. Prior to that, Ms. Hurley was an independent director and audit committee chairwoman of CC Real Estate Income Fund located in New York, New York, from March 2016 until its liquidation in August of 2020, and an independent director and nominating and corporate governance committee member of NorthStar Realty Europe, located in New York, New York, from August 2016 until its sale in October of 2019, and an independent director and audit committee member of NorthStar/RXR New York Metro Income, Inc. located in New York, New York, from February 2015 until December 2018. Ms. Hurley has been an operations, finance and human capital management c-suite consultant in the real estate, asset management and education sectors since 2015. In addition, from April 2022 until July 2023, Ms. Hurley was a Managing Director at Glocap Search, LLC, from May 2020 until April 2022, she was the Chief Financial and Operations Officer of Moravian Academy, and from March 2017 until July 2020, she was the Chief Administrative Officer of A&E Real Estate. From September 2009 to November 2011, Ms. Hurley served as the Chief Operating Officer, Global Distribution, at Credit Suisse Asset Management, where she was responsible for management of the distribution business, strategic initiatives, reporting, and regulatory and compliance oversight. From 2004 to September 2009, Ms. Hurley served as the founding Chief Administrative Officer of TPG-Axon Capital, where she was responsible for investor relations, human capital management, compliance policy implementation, joint venture real estate investments and corporate real estate. Earlier in her career, Ms. Hurley worked in the real estate department at Goldman Sachs. Ms. Hurley holds a Bachelor of Arts from Harvard University in Cambridge, Massachusetts and a Master of Business Administration from the Yale School of Management, New Haven, Connecticut.
Our board selected Ms. Hurley to serve as a director in part due to her financial expertise, particularly in the real estate industry. Our board believes that her service on the board of directors of several REITs, as well as her finance, operations, regulatory and compliance experience, will bring valuable insight to us in her role as the Compensation Committee chairwoman and audit committee financial expert. With her extensive background in real estate finance and real estate operations, Ms. Hurley brings valuable business skills to our board.
Marvin R. O’Quinn has served as one of our independent directors and a member of the Compensation Committee since January 2023. Mr. O’Quinn has also served as the President and Chief Operations Officer of CommonSpirit Health located in Chicago, Illinois, between February 2019 and August 2023, where he spearheaded the growth and policy development of a health system resulting from the merger of Dignity Health and Catholic Health Initiatives that included 140 hospitals, approximately 150,000 employees and $30 billion in annual revenue. From January 2009 until February 2019, Mr. O’Quinn served as the Senior Executive Vice President and Chief Operating Officer of Dignity Health, a not-for-profit corporation located in San Francisco, California, that operated hospitals and ancillary care centers located in California, Arizona and Nevada. He also served as President and Chief Executive Officer of Jackson Health System in Miami, Florida, from 2003 to 2009. Prior to that, Mr. O’Quinn served as Executive Vice President and Chief Operating Officer of Atlantic Health System in Florham Park, New Jersey, from 2000 until 2003. Mr. O’Quinn has also held executive positions with New York Presbyterian Health System, located in New York, New York, as well as Providence Medical Center and Providence Milwaukie Hospital, located in Portland, Oregon. Additionally, throughout his career, Mr. O’Quinn has held key positions within other hospitals and medical centers throughout the Northwest, including Legacy Emanuel Hospital & Health Center, Willamette Falls Hospital, Valley Children’s Hospital and Harborview Medical Center. Mr. O’Quinn also currently serves as chairman of the board of directors for Dignity Health Global Education, headquartered in Phoenix, Arizona, and holds appointments with First Initiatives Insurance, Ltd., a captive insurance company appointments with First Initiatives Insurance, Ltd., a captive insurance company headquartered in Englewood, Colorado, that serves CommonSpirit Health, and Premier, Inc., (NASDAQ: PINC), located in Charlotte, North Carolina, a Nasdaq-listed healthcare improvement company that completed its initial public offering in October 2013. Mr. O’Quinn holds a master’s degree in Health Administration and a bachelor’s degree in Science and Biology from the University of Washington.

Our board selected Mr. Quinn to serve as a director due to his strong background in healthcare delivery systems and healthcare management and his vast understanding of the healthcare industry and extensive leadership experience throughout his more than 40-year career in the healthcare field. With his significant experience, Mr. Quinn brings valuable industry knowledge to our company.
Valerie Richardson has served as one of our independent directors and a member of the Nominating and Corporate Governance Committee since January 2023 as well as a member of the Compensation Committee since June 2023. Ms. Richardson has also served as the Chief Operating Officer of the International Council of Shopping Centers, or ICSC, a professional trade organization serving the retail marketplaces industry, located in New York, New York since February 2021. She previously served as the Vice President of Real Estate for The Container Store, Inc., located in Coppell, Texas, where she led its real estate team for 20 years from September 2000 until February 2021. Before joining The Container Store, Inc. in the fall of 2000, she also served as Senior Vice President – Real Estate and Development for Ann Taylor, Inc., headquartered in New York, New York, where she administered the company’s store expansion strategy for Ann Taylor and Ann Taylor Loft. Prior to that, Ms. Richardson was Vice President of Real Estate and Development of Barnes & Noble, Inc., the country’s largest bookselling retailer. Ms. Richardson began her real estate career at Trammell Crow Company, a Dallas-based real estate developer, where she became a Partner in its Shopping Center Division. Additionally, since 2018, Ms. Richardson has also served as a member of the board of directors for Kimco Realty Corporation (NYSE: KIM), North America’s largest publicly traded owner and operator of open-air, grocery-anchored shopping and mixed-use centers, where she also serves as a member of its audit, executive compensation and nominating and corporate governance committees and serves as chairperson of its executive compensation committee. Since 2004, Ms. Richardson has been a member of the Board of Trustees of ICSC and was elected as ICSC Chairman for the 2018 to 2019 term and ICSC Vice-Chairperson for the 2017 to 2018 term. She also served on the Board of the ICSC Foundation from 2011 to 2019, and as a Trustee at Baylor Scott & White Medical Center – Plano from 2010 to 2016. Ms. Richardson earned an M.B.A. in Real Estate from the University of North Texas and a B.S. in Education from Texas State University.
Our board selected Ms. Richardson to serve as director in part due to her over 40 years of experience in the retail real estate industry during which time she held various executive positions. Our board believes that Ms. Richardson’s service on the board of directors of a large NYSE-listed REIT that owns and operates shopping centers brings valuable insight to us, particularly in her role on the Nominating and Corporate Governance Committee and the Compensation Committee. With her broad understanding of real estate strategy and perspective on industry best practices, Ms. Richardson contributes beneficial business knowledge and skills to our company.
Wilbur H. Smith III has served as one of our independent directors since February 2016 and as a member of the Nominating and Corporate Governance Committee since October 2021. He also served as a member of our special committee from October 2020 to October 2021. Mr. Smith is the Chief Executive Officer, President and Founder of Greenlaw Partners, LLC, a full-service real estate development and operating company, and Greenlaw Management, Inc., a commercial property management company, or, collectively, Greenlaw, which are located in Irvine, California and which he founded in March 2003. Mr. Smith personally oversees all aspects of Greenlaw’s acquisition, operations and investment development/redevelopment programs. Since inception and under Mr. Smith’s leadership, Greenlaw has completed in excess of $10.0 billion in acquisitions and dispositions of 220 commercial real estate properties comprised of office, industrial, retail and multifamily assets, as well as land holdings. The majority of Greenlaw’s assets have been in joint ventures with ultra-high net worth individuals and leading global institutional groups including Walton Street, Westbrook, Oaktree, BGO, Invesco, Cigna, UBS, Guggenheim, Cross Harbor and Cerberus. Currently, Greenlaw’s portfolio approaches $3.0 billion in value and has approximately 10,000,000 square feet of income assets and over 10,000 acres of land. Prior to Greenlaw, Mr. Smith served as Vice President of Newport Beach based Makar Properties from 1999 to 2003. Mr. Smith also served as Trustee of Partners Real Estate Investment Trust from June 2013 to December 2013 and served on the board of California Waterfowl Association from 2012 to 2016. Mr. Smith is an active member of Young Presidents Organization, or YPO, and currently serves on the board of the Orange County Gold Chapter. In addition, Mr. Smith is a founding member of Tiger21 Orange County Chapter, sits on the executive board of the University of Southern California Lusk Center for Real Estate and is the Vice Chair of the Board of Counselors of the University of Southern California Price School. Mr. Smith is a licensed California real estate broker and received a B.S. degree in Agriculture from California Polytechnic State University, San Luis Obispo, and earned a master’s degree in Real Estate Development from the University of Southern California.
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

Key Officers
The following table and biographical descriptions set forth certain information with respect to the individuals who are our non-executive key officers:

Name	Age*	Position
Kenny Lin	47	Executive Vice President, Chief Accounting Officer, Deputy Financial Officer
Wendie Newman	60	Executive Vice President, Asset Management
Ray Oborn	54	Executive Vice President, Asset Management
Cora Lo	49	Senior Vice President, Associate General Counsel and Assistant Secretary
___________
*    As of March 22, 2024
Kenny Lin has served as our Executive Vice President, Chief Accounting Officer and Deputy Chief Financial Officer since March 2023, having previously served as our Executive Vice President, Accounting & Finance from October 2021 to March 2023 and as our Vice President, Accounting & Finance from September 2020 to October 2021. He also served as Executive Vice President, Accounting & Finance of American Healthcare Investors from February 2020 to October 2021, and prior to that served as Senior Vice President, Accounting & Finance, Vice President, Accounting & Finance and Director, Accounting & Finance of American Healthcare Investors since November 2016, March 2014 and November 2012, respectively. Mr. Lin also served as Vice President, Accounting & Finance of GAHR III from September 2020 to October 2021. Mr. Lin previously served as Chief Financial Officer of Mobilitie, LLC, a privately-owned telecommunications infrastructure company based in Newport Beach, California, since 2012 and prior to that date, he served as Chief Accounting Officer and Director of Financial Reporting since October 2010 and April 2008, respectively, where he oversaw the accounting, taxation, financial reporting and human resources functions of the company. Prior to joining Mobilitie, LLC, Mr. Lin was a Senior Accountant at Grubb & Ellis in Santa Ana, California, from June 2005 until April 2008, where he was responsible for managing financial reporting and was integral to the consolidation aspects of Grubb & Ellis’ merger with NNN Realty Advisors. Throughout his career, Mr. Lin has served in various financial accounting roles within publicly traded companies, including Johnson & Johnson, Bank of New York Mellon Corp. and STAAR Surgical Company. Mr. Lin received a B.S. degree in Accounting from California State University, Los Angeles and a Master’s degree in Accounting from the University of Southern California. Mr. Lin is a Certified Public Accountant in the State of California, and he is also a Certified Financial Planner and Certified Management Accountant.
Wendie Newman has served as our Executive Vice President of Asset Management since October 2021, having previously served as our Vice President of Asset Management from June 2017 to October 2021. She has also served as Executive Vice President of Asset Management of American Healthcare Investors from December 2016 to October 2021. Ms. Newman also served as Vice President of Asset Management of GAHR III from June 2017 to October 2021. Ms. Newman previously served as Senior Vice President of Lillibridge Healthcare Services, located in Chicago, Illinois, a wholly-owned subsidiary of Ventas, Inc., or Ventas, one of the leading publicly traded REITs, from June 2011 to November 2016, where she was responsible for the financial performance of the medical office building assets within the western region portfolio. Prior to it being acquired by Ventas, Ms. Newman served as Senior Asset Manager of Nationwide Health Properties, a publicly traded REIT that invested in healthcare-related assets, from June 2008 to May 2011. Ms. Newman also served as Vice-President, Asset Manager of PM Realty Group, one of the leading providers of property management services, from March 2005 to April 2008, where she was responsible for the asset management of a portfolio consisting of office, industrial and retail properties. Prior to PM Realty Group, Ms. Newman served as Regional Manager of Sares-Regis Group, from January 2004 to February 2005. Ms. Newman also previously served in property manager roles with CB Richard Ellis, Inc., Greystone Group LLC, and Fairfield Properties, Inc. during her career. Ms. Newman received a B.S. degree in Business Administration from the University of Southern California and an M.B.A. in Finance from California State University, Long Beach.
Ray Oborn has served as our Executive Vice President of Asset Management since October 2021. He also served as Executive Vice President of Asset Management of American Healthcare Investors from October 2020 to October 2021. Mr. Oborn served as President of Cherrywood Pointe Investment, located in Minneapolis, Minnesota, from February 2017 to August 2020 where he was directly responsible for managing the firm’s senior housing portfolio and strategic growth initiatives. During that same period, Mr. Oborn also served as Executive Vice President of United Properties, the parent company of Cherrywood Pointe Investment, a real estate investment and development company also located in Minneapolis, Minnesota. Additionally, Mr. Oborn served as Senior Regional Vice President of operations for Brookdale Senior Living from December 2014 to February 2017, and in executive capacities with New Perspective Senior Living from April 2013 to October

2014 and with Silverado Senior Living from October 2010 to January 2013. Prior to Silverado, Mr. Oborn served as Senior Vice President of Operations for the western division and oversaw in excess of 70 communities in the Western US and Canada at Sunrise Senior Living, from January 2008 to September 2010. He began his career with ManorCare Health Services in 1995 as a licensed nursing home administrator. Mr. Oborn received a bachelor’s degree in behavioral science and health and an M.B.A. from the University of Utah.
Cora Lo has served as our Senior Vice President, Associate General Counsel and Assistant Secretary since February 2023, having previously served as our Senior Vice President, Assistant General Counsel from October 2021 to February 2023 and our Secretary from January 2015 to February 2023. From December 2015 to October 2021, she also served as our Assistant General Counsel. Ms. Lo also served as Senior Vice President, Assistant General Counsel — Corporate of American Healthcare Investors from December 2015 to October 2021, having previously served as its Senior Vice President, Securities Counsel from December 2014 to December 2015. Ms. Lo also served as Assistant General Counsel of GAHR III from December 2015 to October 2021, and also served as its Secretary from January 2013 to October 2021. Ms. Lo served as Secretary of GAHR II from November 2010 to December 2014, having previously served as its Assistant Secretary from March 2009 to November 2010. Ms. Lo also served as Senior Vice President, Securities Counsel of AHI Group Holdings from January 2012 to December 2014. Ms. Lo served as Senior Corporate Counsel for Grubb & Ellis from December 2007 to January 2012, having served as Senior Corporate Counsel and Securities Counsel for Grubb & Ellis Realty Investors since January 2007 and December 2005, respectively. She also served as the Assistant Secretary of Grubb & Ellis Apartment REIT, Inc., which was later known as Landmark Apartment Trust, Inc., from June 2008 to November 2010. From September 2002 to December 2005, Ms. Lo served as General Counsel of I/OMagic Corporation, a publicly traded company. Prior to 2002, Ms. Lo served as an attorney in private practice, representing public and private company clients in all areas of corporate and securities law. Ms. Lo also interned at the United States Securities and Exchange Commission, or SEC, Division of Enforcement in 1998. Ms. Lo received a B.A. degree in Political Science from University of California, Los Angeles and received a J.D. degree from Boston University. Ms. Lo is a member of the California State Bar Association.
Director Independence
At least a majority of our directors are required to qualify as “independent” as affirmatively determined by our board. After review of all relevant transactions or relationships between each director, or any of his or her family members, and American Healthcare REIT, our senior management and our independent registered public accounting firm, our board has determined that Messrs. Estes, Flornes, O’Quinn and Smith, and Mses. Hurley and Richardson, who comprise a majority of our board, meet the current independence and qualifications requirements of the NYSE. In addition, our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee members qualify as independent under the NYSE rules applicable to audit committee and compensation committee members.
Board of Directors Leadership Structure
Jeffrey T. Hanson has served as our non-executive Chairman of our board since June 2022. From October 2021 to June 2022, he served as our Executive Chairman of our board. Mr. Hanson also served as our Chief Executive Officer and Chairman of our board from January 2015 to October 2021. Danny Prosky assumed the role of Chief Executive Officer and became a member of our board in October 2021. Our independent directors believe our board leadership structure is in the best interests of our stockholders as Mr. Hanson is uniquely positioned to lead our board with his exceptional depth of knowledge about our company and the opportunities and challenges we face. As our former Chief Executive Officer, Mr. Hanson provides valuable industry and strategic perspective to our board. Separating the roles of Chairman of the Board of Directors and Chief Executive Officer also allows our Chief Executive Officer to focus on managing our business and operations, while our Chairman of the board focuses on board of directors matters, which we believe is especially important in light of the high level of regulation and scrutiny of public company boards of directors. Our board retains the authority to modify this structure to best address our unique circumstances, and so advance the best interests of all stockholders, as and when appropriate.
In addition, although we do not have a lead independent director, our board believes that the current structure is appropriate and that, for the reasons set forth below, its existing corporate governance practices achieve independent oversight and management accountability. Our governance practices provide for strong independent leadership, independent discussion among directors and for independent evaluation of, and communication with, many members of senior management. These governance practices are reflected in our Code of Business Conduct and Ethics, as amended, or our Code of Ethics, and our Corporate Governance Guidelines. Some of the relevant processes and other corporate governance practices include:
•A majority of our directors are independent directors. Each director is an equal participant in decisions made by our full board.
•We have separate chairman of the board and chief executive officer roles.

•An Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee comprised entirely of independent directors.
•Strategic and risk oversight by our board and committees of the board.
•The consideration of factors including diversity, age, skills, and such other factors as our board deems appropriate given the current needs of our board and our company, when appointing new directors.
•Each of our directors is elected annually by our stockholders.
•An annual board of directors and committee of the board of directors evaluation process.
Committees of our Board of Directors
Our board has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The principal functions of each committee are briefly described below. Additionally, our board may from time to time establish other committees to facilitate our board’s oversight of management of the business and affairs of our company. Each committee’s charter is available on the Investor Relations — Corporate Governance section of our website at www.AmericanHealthcareREIT.com. The current chairs and members of each committee are set forth below.
Audit Committee. We have established an audit committee which currently consists of Ms. Hurley and Messrs. Flornes and Estes, all of whom are independent directors, with Mr. Estes serving as the chairman of the Audit Committee. Our board has determined that Ms. Hurley qualifies as an audit committee financial expert under applicable SEC rules. Our audit committee’s primary function is to assist our board in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls which management has established, and the audit and financial reporting process. The Audit Committee: (1) has direct responsibility for appointing and overseeing an independent registered public accounting firm registered with the Public Company Accounting Oversight Board, or PCAOB, to serve as our independent auditors; (2) reviews the plans and results of the audit engagement with our independent registered public accounting firm; (3) approves audit and non-audit professional services (including the fees and terms thereof) provided by, and the independence of, our independent registered public accounting firm; and (4) consults with our independent registered public accounting firm regarding the adequacy of our internal controls. The Audit Committee also approves the audit committee report required by SEC regulations to be included in our annual proxy statement. Additionally, the Audit Committee oversees the investigation and handling of any concerns or complaints that arise under the our whistleblower policy, which includes a third-party administered whistleblower hotline and dedicated email address to enable all interested parties, including our employees, to submit confidential complaints, concerns, unethical business practices, violations or suspected violations for any and all matters pertaining to accounting, internal control, or auditing, as well as potential violations of a law, rule, regulation, or our Code of Ethics. Pursuant to our Audit Committee charter, the Audit Committee will be comprised solely of independent directors.
Compensation Committee. We established a compensation committee in October 2021, which is currently comprised of Mr. O’Quinn and Mses. Hurley and Richardson, all of whom are independent directors, with Ms. Hurley serving as the chairwoman of the Compensation Committee. The primary focus of our Compensation Committee is to assist our board in fulfilling its responsibilities with respect to officer and director compensation. Our Compensation Committee assists our board in this regard by: (1) reviewing and approving our corporate goals with respect to compensation of executive officers; (2) reviewing and acting on compensation levels and benefit plans for our executive officers; (3) recommending to our board compensation for all non-employee directors, including board of directors and committee retainers, meeting fees and equity-based compensation; (4) administering and granting awards under the American Healthcare REIT, Inc. Second Amended and Restated 2015 Incentive Plan, or the AHR Incentive Plan; and (5) setting the terms and conditions of such awards in accordance with the 2015 Incentive Plan. Our Compensation Committee fulfills these responsibilities in accordance with its charter and current laws, rules and regulations. Stock-based compensation plans will be administered by our board if the members of our Compensation Committee do not qualify as “non-employee directors” within the meaning of the Securities Exchange Act of 1934, as amended, or the Exchange Act; however, our board has determined that each member of our Compensation Committee is a “non-employee director” as defined in Rule 16b-3 under the Exchange Act.
Nominating and Corporate Governance Committee. We established a nominating and corporate governance committee in October 2021, which is currently comprised of Messrs. Flornes and Smith and Ms. Richardson, all of whom are independent directors, with Mr. Flornes serving as the chairman of the Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee’s primary focus is to assist our board in fulfilling its responsibilities with respect to director nominations, corporate governance, board of directors and committee evaluations and conflict resolutions. Our Nominating and Corporate Governance Committee assists our board of directors in this regard by: (1) identifying individuals qualified to serve on our board, consistent with criteria approved by our board, and recommending that our board select a slate of director nominees for election by our stockholders at the annual meeting of our stockholders; (2) developing and implementing the process necessary to identify prospective members of our board; (3) determining the advisability of retaining any search firm or consultant to assist in the identification and evaluation of candidates for membership on our board; (4) overseeing an annual evaluation of our board, each of the committees of our board and management; (5) developing and recommending to our board a set of corporate governance principles and policies; (6) periodically reviewing our corporate governance principles and policies and suggesting improvements thereto to our board; and (7) considering and acting on any conflicts-related matter required by our charter or otherwise permitted by Maryland law where the exercise of independent judgment by any of our directors, could reasonably be compromised, including approval of any transaction involving any of our affiliates. Our Nominating and Corporate Governance Committee fulfills these responsibilities primarily by carrying out the activities enumerated in its charter and in accordance with current laws, rules and regulations.
Corporate Governance
Pursuant to our Nominating and Corporate Governance Committee’s charter, our Nominating and Corporate Governance Committee developed and recommended a set of formal, written guidelines for corporate governance, or our Corporate Governance Guidelines, which were adopted by our full board. We also adhere to what we believe to be industry leading policies to ensure our management and employees are acting in a manner which protects the best interest of our stockholders. This includes our Code of Ethics, Whistleblower Policy, Insider Trading Policy, Regulation FD and Disclosure Policy, and Related Party Transactions Policy.
Our Nominating and Corporate Governance Committee also, from time to time, reviews our governance structures and procedures and suggests improvements thereto to our full board. Such improvements, if adopted by our full board, will be incorporated into our Corporate Governance Guidelines.
Periodic Evaluations
Our Nominating and Corporate Governance Committee conducts an annual evaluation of its own performance and oversees the annual evaluations of our board, each of the other committees of our board and management.
Conflicts of Interest
Our Nominating and Corporate Governance Committee considers and acts upon any conflicts of interest-related matter required by our charter or otherwise permitted by Maryland law where the exercise of independent judgment by any of our directors, who is not an independent director, could reasonably be compromised, including approval of any transaction involving our affiliates.
Director Nomination Procedures and Diversity
Our Nominating and Corporate Governance Committee, among other things, assists our board in fulfilling its responsibilities with respect to director nominations. In selecting a qualified nominee for recommendation to our board, the Nominating and Corporate Governance Committee considers such factors as it deems appropriate, which may include: the current composition of our board; the range of talents of a nominee that would best complement those already represented on our board; the extent to which a nominee would diversify our board; a nominee’s standards of integrity, commitment and independence of thought and judgment; a nominee’s ability to represent the long-term interests of our stockholders as a whole; a nominee’s relevant expertise and experience upon which to be able to offer advice and guidance to management; a nominee who is accomplished in his or her respective field, with superior credentials and recognition; and the need for specialized expertise. While we do not have term limits for our board or a formal refreshment policy, our Nominating and Corporate Governance Committee and board regularly evaluate potential candidates and consider the potential benefits of adding new members to our board.
While we do not have a formal diversity policy, we believe that the backgrounds and qualifications of our directors, considered as a group, should provide a significant composite mix of experience, knowledge and abilities that will allow our board to fulfill its responsibilities. Accordingly, we actively seek out qualified women and individuals from underrepresented communities to include in the pool from which board of director nominees are chosen. Our Nominating and Corporate Governance Committee annually reviews our board’s composition by evaluating whether our board has the right mix of skills, experience and backgrounds. As part of such annual review process, our Nominating and Corporate Governance Committee reviews its own effectiveness in recommending director nominees with diverse backgrounds and experiences relative to any perceived needs in the composition of our board.
While our full board remains responsible for selecting its own nominees and recommending them for election by our stockholders, our board has delegated the screening process necessary to identify qualified candidates to our Nominating and Corporate Governance Committee.

Our Nominating and Corporate Governance Committee annually reviews director suitability and the continuing composition of our board; it then recommends director nominees who are voted on by our full board. In recommending director nominees to our board, our Nominating and Corporate Governance Committee considers candidates for membership on our board recommended by its own members, other directors and management, as well as by our stockholders, provided such stockholder nominations for our board meet the established director criteria. Notice of proposed stockholder nominations for our board must be delivered in accordance with the requirements set forth in our bylaws and SEC Rule 14a-8 promulgated under the Exchange Act. Nominations must include the full name of the proposed nominee, a brief description of the proposed nominee’s business experience for at least the previous five years and a representation that the nominating stockholder is a beneficial or record owner of our common stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected. Nominations should be delivered to: American Healthcare REIT, Inc., Board of Directors, 18191 Von Karman Avenue, Suite 300, Irvine, California 92612, Attention: Secretary.
In evaluating the persons nominated as potential directors, our Nominating and Corporate Governance Committee will consider each candidate without regard to the source of the recommendation and take into account those factors that the Nominating and Corporate Governance Committee determines are relevant. Our board, based on the recommendation of our Nominating and Corporate Governance Committee, selects the slate of directors to be nominated for election at the annual meeting of stockholders.
Corporate Responsibility — Environmental, Social and Governance (ESG)
Refer to Item 1, Business — Corporate Responsibility — Environmental, Social and Governance (ESG), for more information regarding our corporate responsibility and ESG initiatives.
Board of Directors Role in Risk Oversight
Our board oversees our stockholders’ and other stakeholders’ interest in the long-term success of our business strategy and our overall financial strength.
Our board is actively involved in overseeing risks associated with our business strategies and decisions. It does so, in part, through its oversight of our executive officers responsible for our real estate and real estate-related investments, acquisitions and dispositions and debt financing. Our board is also responsible for overseeing risks related to corporate governance and the selection of nominees to our board.
In addition, the Audit Committee meets regularly with our Chief Executive Officer, Chief Financial Officer, independent registered public accounting firm and legal counsel to discuss our major financial risk exposures, financial reporting, internal controls, credit and liquidity risk, compliance risk and cybersecurity risk. The Audit Committee meets regularly in separate executive sessions with the independent registered public accounting firm, as well as with committee members only, to facilitate a full and candid discussion of risk and other governance issues.
The Compensation Committee oversees, among other things, the assessment and management of risks related to our incentive compensation plans and equity-based incentive plan and whether our incentive compensation arrangements encourage excessive risk taking.
The Nominating and Corporate Governance Committee oversees the assessment and management of risks related to our governance structure, including our board leadership structure and management and director succession, as well as our ESG risks, trends and best practices.
Code of Business Conduct and Ethics
We have adopted our Code of Ethics, which contains general guidelines for conducting our business and is designed to help our directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. Our Code of Ethics applies to our officers, employees and all members of our board. Our Code of Ethics covers topics including, but not limited to, conflicts of interest, fair dealing, confidentiality of information, and compliance with laws and regulations. Stockholders may request a copy of our Code of Ethics, which will be provided without charge, by writing to: American Healthcare REIT, Inc., 18191 Von Karman Avenue, Suite 300, Irvine, California 92612, Attention: Secretary. Our Code of Ethics is also available in the Investor Relations – Corporate Governance section on our website, http://www.AmericanHealthcareREIT.com. If, in the future, we amend, modify or waive a provision in our Code of Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website, as necessary.

Item 11. Executive Compensation.
Compensation Discussion and Analysis
Introduction
This Compensation Discussion and Analysis outlines the principles underlying our executive compensation policies and decisions as it relates to our named executive officers, or NEOs. Our NEOs and their positions held for the year ended December 31, 2023 were:
•Danny Prosky — Chief Executive Officer and President
•Brian S. Peay — Chief Financial Officer
•Gabriel M. Willhite — Chief Operating Officer
•Stefan K.L. Oh — Chief Investment Officer
•Mark E. Foster — Executive Vice President, General Counsel and Secretary
The Compensation Committee believes that our compensation program for executive officers is an important tool to:
•attract, retain and motivate highly-skilled executives;
•encourage management to balance short-term goals and longer-term objectives without incentivizing excessive risk-taking;
•achieve an appropriate balance between risk and reward that does not incentivize excessive risk-taking; and
•align the interests of management and stockholders through the use of equity-based compensation.
The Compensation Committee applied this philosophy in establishing each of the elements of executive compensation for the fiscal year ended December 31, 2023.
Our Compensation and Governance Practices & Policies
We believe the following practices and policies promote sound compensation governance and are in the best interests of our stockholders and executives:

What We Do	What We Don’t Do
✓ Compensation Committee comprised solely of independent directors	x No significant perquisites
✓ Independent compensation consultant	x No minimum guaranteed base salary increases
✓ Significant portion of total compensation in the form of equity awards with long-term vesting	x No tax gross ups to our NEOs
✓ Significant portion of total compensation is based on performance and is not guaranteed	x We have a defined program that does not allow for uncapped bonus payouts
✓ We enhance executive officer retention with time-based, multi-year vesting equity incentive awards	x We do not allow hedging or pledging of our securities
✓ We use multiple performance measures for cash bonuses and multi-year equity awards, which mitigates compensation-related risk	x We do not provide single-trigger change in control cash severance payments
Determining Compensation for Named Executive Officers
Role of Compensation Committee
The Compensation Committee is comprised entirely of independent directors and operates under a written charter. The Compensation Committee is responsible for determining compensation for all of our NEOs including evaluating compensation policies, approving target and actual compensation for executives and administering our equity incentive programs.

Role of Management
Our Chief Executive Officer plays an important role in setting compensation for our other executive officers by assisting the Compensation Committee in evaluating individual goals and objectives and developing compensation recommendations for NEOs other than himself. Final decisions on the design of the compensation program, including total compensation, are ultimately made by the Compensation Committee.
Role of Compensation Consultant
The Compensation Committee is authorized to retain the services of a compensation consultant to be used to assist in the review and establishment of our compensation programs and related policies. For 2023 compensation, at the recommendation of management, the Compensation Committee retained Ferguson Partners Consulting, L.P., or FPC, as its independent compensation consultant to advise it on executive officer and director compensation. FPC did not provide any other services to management. The Compensation Committee believes that there are no conflicts of interest with respect to FPC’s services.
Results of 2023 Advisory Vote on Executive Compensation
At our 2023 annual meeting of stockholders, we asked our stockholders to approve, on an advisory (non-binding) basis, the compensation paid to our NEOs for the year ended December 31, 2022. Our stockholders showed support for our executive compensation program, with 86.0% of the votes cast approving the advisory resolution. The Compensation Committee did not make any changes to our executive compensation program in response to the 2023 advisory vote on executive compensation.
Benchmarking and Peer Group Comparisons
The Compensation Committee reviews competitive compensation data from a select group of peer companies and broader survey sources. Although comparisons of compensation paid to our NEOs relative to compensation paid to similarly situated executives in the survey and by our peers assist the Compensation Committee in determining compensation, the Compensation Committee principally evaluates executive compensation based on corporate objectives and individual performance. Additionally, as part of its engagement, FPC provided the Compensation Committee with comparative market data on the overall compensation program for our executive officers based on an analysis of peer companies. In developing our peer group, the Compensation Committee took into consideration the following characteristics:
•Portfolio size;
•Market capitalization and total capitalization;
•Asset class of portfolio; and
•Pre-listing history (emergence from non-listed REIT market to listed REIT market).
The table set forth below identifies the companies in the peer group used for 2023, which the Compensation Committee considered as part of its analysis in setting compensation for our executive officers. This was the same peer group that was established and used in connection with compensation decisions made at the time of the AHI Acquisition.

2023 Executive Compensation Peer Group

Brandywine Realty Trust	Highwood Properties, Inc.	Piedmont Office Realty Trust, Inc.
CareTrust REIT, Inc.	LTC Properties, Inc.	Retail Opportunity Investments Corp.
Global Medical REIT Inc.	National Health Investors, Inc.	Sabra Health Care REIT, Inc.
Peakstone Realty Trust	Orion Office REIT, Inc.	Sila Realty Trust, Inc.
Healthcare Realty Trust Incorporated	Physicians Realty Trust	SmartStop Self Storage REIT, Inc.

Alignment of Pay and Performance
We maintain a target compensation program that is designed to appropriately align the compensation of our executives with performance. For 2023, approximately 78.6% of our Chief Executive Officer’s target pay was performance-based/at risk and approximately 70.2% of target pay for the remaining NEOs was performance-based/at risk. The pay mix of our executives for 2023 is shown below:
Elements of Compensation
For 2023, our executive compensation program for our NEOs consisted of base salary, a short-term incentive cash bonus and long-term equity incentive awards. The material components of our 2023 executive compensation program are summarized in the following chart:

Base Salary	Fixed level of competitive base pay to attract and retain executive talent generally based on scope and complexity of role and responsibilities
Short-Term Incentive Program
Designed to reward our NEOs for the achievement of annual corporate performance goals and individual performance goals
•Includes 70% (varies by executive officer) of objectively evaluated metrics for corporate performance
•Includes 30% (varies by executive officer) of subjectively evaluated strategic goals and individual performance

Long-Term Incentive Program	Awarded to encourage retention and alignment with the long-term growth and performance that maximizes stockholder value. 25% of total award is performance-based, and 75% is time-based and subject to the NEO’s continued employment or provision of services
Base Salary
We provide base salaries to our NEOs to compensate them for services rendered on a day-to-day basis. Base salary is also intended to attract and retain executive officers and is generally based on the scope and complexity of the role and responsibilities, experience, individual performance and contributions, and internal pay equity considerations, taking into account comparable company data provided by our compensation consultant and based upon the Compensation Committee’s understanding of compensation paid to similarly situated executives, adjusted as necessary to recruit or retain specific individuals. The Compensation Committee seeks to target our NEOs’ base salaries at competitive levels to recognize professional growth, success and/or increased responsibilities. We believe that providing a competitive base salary relative to the companies with which we compete for executive talent is a necessary element of a compensation program that is designed to attract and retain talented and experienced executives. We also believe that attractive base salaries can motivate and reward our executive officers for their overall performance. Base salaries are reviewed annually by the Compensation Committee to assess if adjustments are necessary.
The base salaries for our NEOs for 2023 and 2022 are shown below.

Named Executive Officer	2023 Salary	2022 Salary		% Change
Danny Prosky	$750,000	$750,000		—
Brian S. Peay	$475,000	$475,000		—
Gabriel M. Willhite	$425,000	$425,000	(1)	—
Stefan K.L. Oh	$400,000	$400,000		—
Mark E. Foster	$360,000	$360,000		—
___________
(1)    Reflects Mr. Willhite’s annualized base salary following his promotion in August 2022.
Short-Term Incentive Program (Cash Bonuses)
As part of our compensation program, our NEOs are entitled to receive an annual cash bonus within a specified range based on a percentage of their base salary. The following table sets forth the threshold (as a percentage of target), target (as a percentage of base salary), and maximum (as a percentage of target) bonus opportunities for each NEO under our annual cash bonus program and used in determining 2023 awards:

Named Executive Officer	Threshold	Target	Maximum
Danny Prosky	50%	100%	150%
Brian S. Peay	50%	100%	150%
Gabriel M. Willhite	50%	100%	150%
Stefan K.L. Oh	50%	75%	150%
Mark E. Foster	50%	65%	150%
In determining the size of cash bonus awards, the Compensation Committee, in consultation with FPC, thoroughly reviews our corporate performance and the individual performance of the NEOs. For 2023, individual performance was evaluated subjectively by the Compensation Committee while corporate performance was evaluated objectively, with corporate performance being evaluated against pre-determined performance metrics and hurdles. For 2023, the objective performance metrics included Adjusted EBITDA Growth (excluding grant income), our net debt to adjusted EBITDA and our same-property NOI Growth (as defined below, and excluding grant income), as described further below. Our 2023 performance measures were selected based on a careful assessment of measures that we believe encourage profitable growth and increase shareholder value, while also motivating executives to perform at their highest levels despite interest rate volatility impacting the real estate markets. For 2023, corporate performance was weighted at 70%, and individual performance was weighted 30% for all of our NEOs.
The following table sets forth the performance metrics and goals approved by the Compensation Committee to determine corporate performance:

Metric	Weighting	Performance Hurdles			Actual 2023 Performance	Target Met
		Threshold (50% Payout)	Target (100% Payout)	Maximum (150% Payout)
Adjusted EBITDA Growth	40%	7.50%	8.50%	9.00%	14.20%	Maximum
Net Debt to Adjusted EBITDA	30%	9.1x	8.85x	8.6x	8.8x	Target
Same-Property NOI Growth	30%	3.00%	4.00%	5.00%	9.20%	Maximum

2023 Performance Metrics
Adjusted EBITDA Growth
•EBITDA is a non-GAAP financial measure that is defined as earnings before interest, taxes, depreciation and amortization.
•Adjusted EBITDA is defined as EBITDA excluding the impact of stock-based compensation expense, acquisition and pursuit costs, gain (loss) on sales of real estate, unrealized foreign currency gain (loss), change in fair value of financial instruments, impairment of real estate assets, lease termination revenue, non-recurring items and adjusted for non-controlling interest.
•Adjusted EBITDA Growth is calculated as the percentage increase/(decrease) of current year Adjusted EBITDA less grant income over prior year’s Adjusted EBITDA less grant income.
•We use Adjusted EBITDA Growth to measure and assess our earnings growth on an unleveraged basis. Moreover, it is an important and closely followed measure of our performance by the investing community and our stockholders.

Net Debt to Adjusted EBITDA
•Net Debt is our consolidated short-term and long-term debt less our consolidated total and cash and cash equivalents.
•Adjusted EBITDA is defined as EBITDA excluding the impact of stock-based compensation expense, acquisition and pursuit costs, gain (loss) on sales of real estate, unrealized foreign currency gain (loss), change in fair value of financial instruments, impairment of real estate assets, lease termination revenue, non-recurring items, and adjusted for non-controlling interest.
•We believe Net Debt to Adjusted EBITDA indicates the strength of our company’s balance sheet and reflects our ability to generate sufficient earnings to service our indebtedness over time.

Same-Property NOI Growth
•NOI is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, business acquisition expenses, depreciation and amortization, interest expense, gain or loss on dispositions, impairment of real estate investments, impairment of intangible assets and goodwill, income or loss from unconsolidated entities, gain on re-measurement of previously held equity interest, foreign currency gain or loss, other income, and income tax benefit or expense.
•Same-Property NOI is NOI from assets held by us for one year or more.
•Same-Property NOI Growth is calculated as the percentage increase/(decrease) of current year Same-Property NOI less grant income over prior year’s Same-Property NOI less grant income.
•We consider Same-Property NOI Growth to be indicative of the organic growth embedded in our property portfolio, which ordinarily can be an important driver of property values. It also is a metric typically evaluated by investors and analysts and is used by many of our peers to evaluate operating performance.

To determine individual performance, our Compensation Committee took into consideration the following 2023 key accomplishments by our Named Executive Officers:

Named Executive Officer	Key Accomplishments
Danny Prosky
•Led our success in reaching or exceeding our targets for EBITDA growth, same-property NOI growth and leverage ratios.
•Implemented plans to achieve our overall strategic goals, focusing on maximizing the value of our real estate portfolio and ensuring that each department within our company has the talent and resources necessary to succeed.

Named Executive Officer	Key Accomplishments
Danny Prosky — (Continued)
•Committed substantial time and effort mentoring, grooming and improving our investment and asset management teams and processes to strategically sell selective properties at attractive capitalization rates, improve the overall quality of the portfolio, increase same-property NOI and maintain high occupancy rates in the portfolio.
•Served as a member of the Board of Directors of Trilogy, tasked with overseeing its continued recovery from the COVID-19 pandemic.
•Developed and maintained key external relationships with peers, material tenants, operators and other significant parties in the healthcare real estate space.
•Committed substantial time meeting with and developing relationships with potential institutional investors in order to enhance their exposure to our company in anticipation of raising institutional capital.

Brian S. Peay
•Implemented proactive measures to protect and enhance our company’s balance sheet, liquidity and financial flexibility to support its business objectives.
•2024 Offering Preparation
•Assisted in the preparation and review of multiple filings with the SEC of our Registration Statement on Form S-11 in preparation for the 2024 Offering.
•Led our efforts in preparing financial information and meeting with investment banking advisors and analysts, critical to execution of the 2024 Offering, resulting in the largest REIT public offering in connection with an exchange listing since 2018 (1).
•Participated in multiple rounds of testing-the-waters meetings, both in-person and virtually, with potential institutional investors.
•Improved our quarterly supplemental reporting package to be publicly filed with the SEC to support analysts’ and investors’ understanding of our business model and earnings.
•Recruited and hired a Vice President of Investor Relations and Capital Markets instrumental in our messaging to analyst and investor communities.
•Performed portfolio review meetings with each of our outpatient medical and long-term care asset management teams to understand key trends in the business and potential effects on earnings and cash flow.

Gabriel M. Willhite
•2024 Offering Preparation
•Contributed significantly to the preparation of our Registration Statement on Form S-11 filed with the SEC in connection with the 2024 Offering, resulting in the largest REIT public offering in connection with an exchange listing since 2018 (1).
•Led our efforts in preparing roadshow and testing-the-waters marketing materials in connection with the 2024 Offering.
•Met with investors providing background on our company and its growth prospects.
•Significant meetings with research analysts providing education on our company.

Named Executive Officer	Key Accomplishments
Gabriel M. Willhite — (Continued)
•Trilogy
•Was appointed to Chairman of the Board of Trilogy Investors, our single-largest investment.
•Oversaw performance and investments made through Trilogy Investors which had 12.4% NOI growth in 2023.
•Led negotiations securing a purchase option for the minority interest of Trilogy Investors owned by a joint venture partner in a highly flexible and complex structure that allows for flexibility around timing and consideration.
•Information Technology
•Oversaw the establishment of our cybersecurity committee and assumed the role of chairman of the committee.
•Oversaw the implementation of advancements in our cybersecurity protocols, including the development of our Cybersecurity Incident Management Plan.
•Human Resources
•Led the reorganization of the human resources department that included identifying and hiring a new head of human resources and a new head of payroll.
•Oversaw a significant improvement and advancements in human resources policies, including the first year of fully online performance reviews.
•Investment committee
•Served as a member of our investment committee that evaluates all significant company investments and dispositions.

Stefan K.L. Oh
•Assumed the position of Chief Investment Officer in March 2023.
•Enhanced Portfolio Quality: Led our investment and asset management teams in a strategic effort to enhance the overall quality of the portfolio through selective disposition of properties, contributing to better same-property NOI performance and EBITDA growth.
•Generated Sales Proceeds: Oversaw the sale of senior housing and medical outpatient buildings at attractive pricing, resulting in approximately $195 million in gross sales proceeds and enhancing our leverage metrics.
•Risk Management and Performance Optimization: Collaborated with the asset management teams to manage risk and optimize portfolio performance. This included operator realignment, leasing initiatives, and strategies to mitigate potential downside risks, including the conversion of two senior housing leased portfolios to SHOP.
•Investment Structuring: Actively participated in structuring and negotiating the purchase option for the minority-held investment interest of Trilogy.
•Stakeholder Relationships: Established and nurtured essential external connections with peers, tenants, operators, capital markets professionals, and other important stakeholders within the healthcare real estate industry.

Mark E. Foster
•Actively managed and reduced outside counsel legal expenses through fixed-fee arrangements, implementation of standard fee reductions and negotiation of legal fees where appropriate.
•Successfully reduced legal expenses by hiring a new corporate attorney to reduce the use of outside counsel on certain corporate, securities and transactional matters.

Named Executive Officer	Key Accomplishments
Mark E. Foster — (Continued)
•Oversaw updates to various corporate forms to mitigate potential exposure to risk, reduce unanticipated expenses, and align economic incentives at the asset level.
•Provided legal support for human resource-related matters, including the transition of certain key personnel.
•Conducted a review and assessment of corporate policies and procedures to identify necessary updates or new policy implementation in anticipation of the 2024 Offering.
•Actively managed potential regulatory and compliance-related matters to minimize our risks.
•Direct involvement with respect to SEC filings related to the 2024 Offering.
•Worked closely with our business teams on strategic transactions, including: (i) an option to acquire the remaining interests in Trilogy; (ii) the disposition of non-strategic assets; (iii) appointment of a receiver with respect to assets in Oregon; (iv) various financing transactions; (v) tenant lease restructurings and operational transitions, and (vi) other strategic corporate transactions.
•Oversaw and provided strategic input with respect to asset-based litigation and pending business disputes.

___________
(1)    Nareit. (2024) Historical IPOs. Retrieved from www.reit.com/data-research/reit-market-data/reit-capital-offerings
Based on its assessment of our corporate performance and each NEO’s individual performance and respective weightings described above, the Compensation Committee approved cash bonuses for 2023 in the following amounts:

2023 Cash Bonus
Named Executive Officer	Payout	As a % of Target
Danny Prosky	$949,500	126.6%
Brian S. Peay	$601,350	126.6%
Gabriel M. Willhite	$538,050	126.6%
Stefan K.L. Oh	$379,800	126.6%
Mark E. Foster	$296,244	126.6%
Long-Term Incentive Program (Equity-Based Compensation)
As part of our compensation program, our NEOs are entitled to receive equity-based compensation. To encourage retention and alignment with our long-term growth and performance, 25% of such equity-based awards are performance-based and the remaining 75% of such awards are time-based.
Our NEOs received the following equity awards in 2023:

	Equity Awards
Named Executive Officer	Time-Based RSUs (#) (1)	Performance-Based RSUs (#) (2)	Aggregate Grant Date Value ($) (3)
Danny Prosky	47,771	15,923	1,999,991
Brian S. Peay	20,303	6,767	849,998
Gabe M. Willhite	20,303	6,767	849,998
Stefan K.L. Oh	9,554	3,185	400,005
Mark E. Foster	8,957	2,986	375,010

___________
(1)    The number of time-based RSUs granted to the NEOs was determined based on the value of the equity awards determined by the Compensation Committee, divided by our estimated net asset value per share of Class T common stock of $31.40 available as of April 2023, rounded to the nearest whole share. These time-based RSUs vest in one-third annual increments, subject to each NEO’s continued service through the applicable vesting date.
(2)    The number of performance-based RSUs subject to the award was determined based on the value of the equity awards determined by the Compensation Committee, divided by our net asset value per share of our Class T common stock of $31.40 available as of April 2023, rounded to the nearest whole share.
(3)    Reflects the value of the NEOs’ respective equity award determined by the Compensation Committee was based on market data, consultation with FPC, NEO responsibilities and historical compensation practices
The performance-based RSUs will cliff vest in the first quarter of 2026 (subject to continuous employment or provision of services through that vesting date), with the amount of RSUs then vesting to be based on our Normalized FFO per share ranking over the three-year period ending December 31, 2025 versus a company peer group comprised of: CareTrust REIT, Inc., Healthcare Realty Trust Incorporated, LTC Properties Inc., National Health Investors, Inc., Physicians Realty Trust, Sabra Health Care REIT, Inc. and Omega Healthcare Investors, Inc., which peer group may be modified at the sole direction of our board or the Compensation Committee prior to the end of the three-year performance period to reflect changed circumstances such as the merger out of existence or significant portfolio modifications of such companies. Each NEO will vest into 50% of the RSUs subject to this grant if we achieve a “threshold” level of Normalized FFO per share, which is Normalized FFO-per-share performance that is 2.5% less than the peer group’s Normalized FFO-per-share performance (with no RSUs vesting if our Normalized FFO-per-share performance is worse than this amount); 100% of the RSUs if we achieve “target” performance, which is Normalized FFO-per-share performance equal to the peer group’s Normalized FFO-per-share performance; and 200% of the RSUs if we achieve “maximum” performance, which is Normalized FFO-per-share performance that is 2.5% or greater than the peer group’s Normalized FFO-per-share performance. There will be linear interpolation between Normalized FFO-per-share performance levels.
The following chart illustrates the terms of the 2023 performance-based award to the NEOs:

25% of LTIP	Performance- Based Restricted Stock Units		Normalized FFO per Share	Payout %
		Threshold	2.5% Less than Peer Group	50%
		Target	Equal to Peer Group	100%
		Maximum	2.5% Greater than Peer Group	200%
In 2023, the performance measure used for the Long-Term Incentive Program was Normalized FFO compared to modified FFO attributable to controlling interest, or Modified FFO, in 2022 to adopt a performance measure more closely aligned with that of our publicly listed REIT peers.
See Part III, Item 11, Executive Compensation — Executive Compensation Tables — 2023 Option Exercises and Stock Vested, for more information.
Risk Mitigation
Our executive compensation program is designed to achieve an appropriate balance between risk and reward that does not incentivize excessive risk-taking. Our Compensation Committee, in conjunction with FPC, conducts an annual risk assessment of our executive compensation program. As noted above, the Compensation Committee oversees, among other things, the assessment and management of risks related to our incentive compensation plans and equity-based incentive plan generally and whether our incentive compensation arrangements encourage excessive risk taking. We believe that our annual cash bonus program and equity compensation program contain appropriate risk mitigation factors, as summarized below:
•balance of short-term and long-term incentives through annual cash bonuses and long-term equity compensation;
•a substantial portion of total compensation is in the form of long-term equity awards;
•a substantial portion of total compensation is based on achievement of performance objectives, through a combination of annual or multi-year performance. Furthermore, we incorporate both absolute and relative metrics by which to assess our performance;
•three-year vesting based on continued service as of the vesting date; and
•prohibition against hedging or pledging transactions.

Other Plans, Perquisites and Personal Benefits
Each of our NEOs is eligible to participate in our Executive Severance and Change in Control Plan, or our severance plan, as described below, and all of our compensatory and benefit plans on the same basis as our other employees. We provide an employer 50.0% matching contribution under our 401(k) profit sharing plan up to 5.0% of a participating employee’s contribution, including our NEO’s, taxable compensation, up to the Internal Revenue Service limitations for matching contributions.
Tax and Accounting Considerations
We have not provided or agreed to provide any of our executive officers or directors with a gross-up or other reimbursement for tax amounts they might pay pursuant to Section 4999 or Section 409A of the Code. Sections 280G and 4999 of the Code provide that executive officers, directors who hold significant stockholder interests, and certain other service providers could be subject to significant additional taxes if they receive payments or benefits in connection with a change in control of us that exceed certain limits, and that we or our successor could lose a deduction on the amounts subject to the additional taxes. Section 409A also imposes additional significant taxes on the individual in the event that an employee, director or service provider receives “deferred compensation” that does not meet the requirements of Section 409A.
Hedging Practices
Our Insider Trading Policy prohibits our directors and executive officers from entering into hedging or monetization transactions or similar arrangements with respect to our securities.
Compensation Committee Interlocks and Insider Participation
The Compensation Committee is currently composed of the independent directors listed as signatories to the below Compensation Committee Report. During 2023:
•none of our executive officers were a director of another entity where one of that entity’s executive officers served on the Compensation Committee;
•no member of the Compensation Committee was formerly an officer or employee of us or any of our subsidiaries;
•no member of the Compensation Committee entered into any transaction with us in which the amount involved exceeded $120,000;
•none of our executive officers served on the compensation committee of any entity where one of that entity’s executive officers served on the Compensation Committee; and
•none of our executive officers served on the compensation committee of another entity where one of that entity’s executive officers served as a director on our board.
Option/SAR Grants in Last Fiscal Year
No option grants were made to our officers or directors for the year ended December 31, 2023.
Compensation Committee Report
The Compensation Committee has reviewed and discussed with management the information required by Item 402(b) of Regulation S-K and contained in the Compensation Discussion and Analysis section of this Annual Report on Form 10-K, and, based on such review and discussions, recommended to our board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2023.
Submitted by the Compensation Committee
of the Board of Directors:
Dianne Hurley (Chairwoman)
Marvin R. O’Quinn
Valerie Richardson
The preceding “Compensation Committee Report” shall not be deemed soliciting material or to be filed with the SEC, nor shall any information in this report be incorporated by reference into any past or future filing under the Exchange Act or the Securities Act of 1933, as amended, except to the extent that American Healthcare REIT specifically incorporates it by reference into such filing.

Executive Compensation Tables
2023 Summary Compensation Table
The following table sets forth a summary of all compensation earned, awarded or paid, as applicable, to our NEOs in the fiscal years ended December 31, 2023 and 2022 and to the extent required by SEC executive compensation disclosure rules, December 31, 2021.

Name and Principal Location	Year	Salary ($)	Bonus ($) (1)	Stock awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (1)	All other compensation ($) (3)	Total ($)
Danny Prosky	2023	750,000	225,000	1,999,991	724,500	85,189	3,784,680
Chief Executive Officer and President	2022	750,000	225,000	—	787,500	61,855	1,824,355
	2021	187,500	—	2,000,003	187,500	23,040	2,398,043
Brian S. Peay	2023	475,000	142,500	849,998	458,850	58,601	1,984,949
Chief Financial Officer	2022	475,000	142,500	—	498,750	51,011	1,167,261
	2021	118,750	—	1,387,555	118,750	24,423	1,649,478
Gabriel M. Willhite	2023	425,000	127,500	849,998	410,550	52,409	1,865,457
Chief Operating Officer(4)	2022	384,000	127,500	—	446,250	35,366	993,116
	2021	90,000	—	1,061,591	58,500	15,549	1,225,640
Stefan K.L. Oh	2023	400,000	90,000	400,005	289,800	41,803	1,221,608
Chief Investment Officer	2022	400,000	130,000	—	195,000	39,487	764,487
	2021	100,000	—	962,550	65,000	18,559	1,146,109
Mark E. Foster	2023	360,000	70,200	375,010	226,044	17,265	1,048,519
Executive Vice President, General Counsel and Secretary(5)	2022	135,000	70,200	156,248	245,700	4,261	611,409
	2021	—	—	—	—	—	—
___________
(1)    Represents amount paid under the short-term incentive program for the fiscal years ended December 31, 2023, 2022 and 2021, with the portion in the Bonus column reflecting the individual component of the 2023 short-term incentive program and the portion in the Non-Equity Incentive Compensation column representing the formulaic payout based on the achievement of pre-established performance goals. See Part III, Item 11, Executive Compensation — Compensation Discussion and Analysis — Elements of Compensation — Short-Term Incentive Program (Cash Bonuses) for more information.
(2)    The time-based RSUs and performance-based RSUs were awarded and granted in April 2023 under our incentive plan. The performance-based RSUs are calculated assuming target achievement (the most probable outcome at the time of grant) of the underlying performance condition at the time of grant. Assuming maximum achievement of the underlying performance condition at the time of grant, the grant date fair value of the 2023 performance-based RSUs granted to the NEOs would be as follows: Mr. Prosky, $999,964; Mr. Peay, $424,968; Mr. Willhite, $424,968; Mr. Oh, $200,018; and Mr. Foster, $187,521. See Part III, Item 11, Executive Compensation — Compensation Discussion and Analysis — Elements of Compensation — Long-Term Incentive Program (Equity-Based Compensation) for additional information regarding these awards.
(3)    Amounts in the “All other compensation” column consist of the following payments we paid to or on behalf of the NEOs:

Name	401(k) Contributions ($)	Distributions Paid on Awards ($)
Danny Prosky	7,979	77,210
Brian S. Peay	7,975	50,626
Gabriel M. Willhite	8,013	44,396
Stefan K.L. Oh	8,033	33,770
Mark E. Foster	7,242	10,023

(4)    Mr. Willhite transitioned from his position as Executive Vice President, General Counsel to Chief Operating Officer, effective August 1, 2022; therefore, the amount of Mr. Willhite’s 2022 salary is based on the two positions he held in 2022.
(5)    Mr. Foster was appointed as our Executive Vice President, General Counsel effective August 1, 2022, therefore his 2022 salary is pro-rated and he did not receive any compensation in 2021.
2023 Grants of Plan-Based Awards
The following table summarizes all grants of plan-based awards made to our NEOs in 2023.

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All other stock awards: Number of shares of stock or units (#)(3)	Grant date fair value of stock and option awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Danny Prosky		78,750	525,000	787,500
	4/3/2023							47,771	1,500,009
	4/3/2023				7,962	15,923	31,846		499,982
Brian S. Peay		49,875	332,500	498,750
	4/3/2023							20,303	637,514
	4/3/2023				3,384	6,767	13,534		212,484
Gabriel M. Willhite		44,625	297,500	446,250
	4/3/2023							20,303	637,514
	4/3/2023				3,384	6,767	13,534		212,484
Stefan K.L. Oh		31,500	210,000	315,000
	4/3/2023							9,554	299,996
	4/3/2023				1,593	3,185	6,370		100,009
Mark E. Foster		24,570	163,800	245,700
	4/3/2023							8,957	281,250
	4/3/2023				1,493	2,986	5,972		93,760
___________
(1)    Represents bonus opportunities for 2023 corporate performance under the short-term incentive program as approved by the Compensation Committee on April 3, 2023. The actual amount awarded will based on the achievement of certain performance measures as described under Part III, Item 11, Executive Compensation — Compensation Discussion and Analysis — Elements of Compensation — Short-Term Incentive Program (Cash Bonuses). Excluded from these columns will be the discretionary portion of the 2023 bonus program, which are reflected in the “Bonus” column in the 2023 Summary Compensation Table.
(2)    Represents performance-based RSUs that will cliff vest in the first quarter of 2026 (subject to continuous employment or provision of services through that vesting date), with the amount of RSUs then vesting to be based on our relative Normalized FFO per share ranking over the three-year period ending December 31, 2025 versus a company peer group. The grant date fair value was measured based on the achievement of Normalized FFO per share performance at the target level (the most probable outcome as of the grant date), multiplied by our estimated net asset value per share of Class T common stock in effect on the grant date of $31.40.
(3)    Represents time-based RSUs determined based on the value of the equity awards determined by the Compensation Committee, divided by our estimated net asset value per share of Class T common stock of $31.40 available as of April 2023, rounded to the nearest whole share. These time-based RSUs will vest in equal annual installments, with the first one-third installment vesting on April 3, 2024, the second one-third installment vesting on April 3, 2025 and the final one-third installment vesting on April 3, 2026 (subject to continuous employment or provision of services through each vesting date).
Outstanding Equity Awards at Fiscal Year-End December 31, 2023

The following table presents information about our NEOs’ outstanding equity awards as of December 31, 2023. The market value of such outstanding equity awards is based on our estimated net asset value per share of Class T common stock available as of December 31, 2023 of $31.40.

	Stock awards
Name	Number of shares or units of stock that have not vested (#) (1)	Market value of shares or units that have not vested ($) (1)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#) (2)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (2)
Danny Prosky	61,330	1,925,762	29,481	925,703
Brian S. Peay	42,675	1,339,995	11,851	372,121
Gabriel M. Willhite	41,462	1,301,907	9,309	292,303
Stefan K.L. Oh	29,045	912,013	5,388	169,183
Mark E. Foster	11,060	347,284	4,037	126,762
___________
(1)    Represents (a) restricted shares of Class T common stock that will vest in equal annual installments, with the first one-third installment vested on October 1, 2022, the second one-third installment vested on October 1, 2023 and the final one-third installment vesting on October 1, 2024 (Mr. Prosky, 13,559 restricted shares, Mr. Peay, 5,084 restricted shares, Mr. Willhite, 2,542 restricted shares, and Mr. Oh, 2,203 restricted shares) (subject to continuous employment or provision of services through each vesting date), except in the case of Mr. Foster as described below, (b) in the case of Messrs. Peay, Oh and Willhite, retention grants of restricted shares of Class T common stock that will vest on October 4, 2024 (Mr. Peay, 17,288 restricted shares, Mr. Willhite, 18,617 restricted shares, and Mr. Oh, 17,288 restricted shares) (subject to continuous employment or provision of services through the vesting date), (c) in the case of Mr. Foster, restricted shares of Class T common stock that will vest in three equal annual installments, with the first one-third installment vested on January 1, 2023, the second one-third installment vested on January 1, 2024 and the final one-third installment vesting on January 1, 2025 (2,103 restricted shares) (subject to continuous employment or provision of services through each vesting date), and (d) time-based RSUs that will vest in equal installments, with the first one-third installment vested on April 3, 2023, the second one-third installment vesting on April 3, 2024 and the final one-third installment vesting on April 3, 2025 (Mr. Prosky, 47,771 RSUs, Mr. Peay, 20,303 RSUs, Mr. Willhite, 20,303 RSUs, Mr. Oh, 9,554 RSUs, and Mr. Foster, 8,957 RSUs) (subject to continuous employment or provision of services through each vesting date).
(2)    Represents (a) performance-based RSUs that will cliff vest in the first quarter of 2025 (subject to continuous employment or provision of services through that vesting date), which RSUs are scheduled to vest based on our Modified FFO performance (Mr. Prosky, 13,558 RSUs, Mr. Peay, 5,084 RSUs, Mr. Willhite, 2,542 RSUs, Mr. Oh, 2,203 RSUs, and Mr. Foster, 1,051 RSUs), and (b) performance-based RSUs that will cliff vest in the first quarter of 2026 (subject to continuous employment or provision of services through that vesting date), which RSUs are scheduled to vest based on our Normalized FFO performance (Mr. Prosky, 15,923 RSUs, Mr. Peay, 6,767 RSUs, Mr. Willhite, 6,767 RSUs, Mr. Oh, 3,185 RSUs, and Mr. Foster, 2,986 RSUs). Because our Modified FFO and Normalized FFO performance for purposes of these awards is not calculable as of the date of this filing, we have assumed performance at the target performance level (100% payout level) for purposes of this table.

2023 Option Exercises and Stock Vested
The following table sets forth, for each of our NEOs, the number of shares of our common stock that vested in 2023 as well as the value of those shares upon vesting. The value realized upon vesting is based on the estimated net asset value per share of Class T common stock available at the time of vesting.

	Stock awards
Name	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Danny Prosky	13,557	425,690
Brian S. Peay	5,084	159,638
Gabriel M. Willhite	2,542	79,819
Stefan K.L. Oh	2,203	69,174
Mark E. Foster	1,051	39,055
Potential Payments Upon Termination or Change in Control
We adopted our severance plan for the purpose of providing severance and change-of-control protections to certain key employees, including our NEOs. As described below, our severance plan provides our NEOs with, among other things, base salary, bonus and certain other payments at, following and/or in connection with certain terminations of employment or a change in control involving us. As used below, the terms “Cause,” “Change in Control,” “Disability” and “Good Reason” shall have the respective meanings set forth in our severance plan.
Termination Without Cause or Resignation for Good Reason
Under our severance plan, in the event a participant is terminated without Cause or resigns for Good Reason, such participant will be entitled to receive the following, including any accrued obligations entitled to such participant:
•a severance payment in an amount equal to: (1) 2.0 if the participant is our Chief Executive Officer, 1.5 if the participant is our Executive Chairman, Chief Operating Officer, Chief Financial Officer, Head of Acquisitions/Chief Investment Officer or General Counsel, or 1.0 if the participant holds another position; multiplied by (2) the sum of: (a) such participant’s base salary, plus (b) such participant’s average cash bonus for the three most recent years completed prior to the termination, payable in equal installments in accordance with our normal payroll practices, commencing 60 days following the termination date;
•for a period of time ending on the earlier to occur of (1) the completion of the applicable severance period as provided in our severance plan, and (2) the date on which the participant becomes eligible to receive healthcare coverage from a subsequent employer, medical coverage through our group medical plans pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, at the same levels as would have applied if the participant’s employment had not been terminated or reimbursement of the cost of such medical coverage;
•any retention equity grants granted to the participant that are unvested as of the termination date shall vest and, if applicable, become exercisable and any other unvested restricted stock or other equity awards issued to the participant under our incentive plan or otherwise by us that are outstanding on the termination date and that vest solely based on the passage of time, or, each, a Time-Based Award, shall vest and become exercisable, if applicable, as to the number of shares subject to such award that would have vested over the 12-month period following the termination date had the participant remained employed; and
•any performance-based vesting award issued to the participant under our incentive plan or otherwise by us, or, each, a Performance-Based Award, that remains outstanding on the termination date shall remain outstanding and eligible to be earned following the completion of the performance period based on the actual achievement of applicable performance goals, and to the extent earned (if at all) shall vest on a pro rata basis based on the number of days the participant remained employed from the commencement of the performance period through the termination date.

Change in Control Followed by Termination Without Cause or Resignation for Good Reason
In the event a Change in Control occurs:
•any Time-Based Award that is then outstanding shall vest and, if applicable, become exercisable immediately prior to the Change in Control subject to the participant’s continued employment until immediately prior to such Change in Control;
•any Performance-Based Award that is then outstanding and that is not continued, converted, assumed or replaced with a substantially similar award by us or a successor entity in connection with the Change in Control (in each case, such award being considered assumed, or Assumed), shall vest and, if applicable, become exercisable immediately prior to the Change in Control based on actual achievement of the applicable performance goals through the date of the Change in Control, as determined in the sole discretion of the Compensation Committee prior to consummation of the Change in Control; and
•if, during the period beginning on the date of the Change in Control and continuing through the twelve (12) month period following such Change in Control, a participant is terminated without Cause (other than by reason of the death or Disability of such participant) or a participant resigns for Good Reason, such participant shall be entitled to receive each of the following, including any accrued obligations entitled to such participant:
◦a Change in Control severance payment, in an amount equal to: (1) 2.5 if the participant is our Chief Executive Officer, or 2.0 if the participant is not our Chief Executive Officer; multiplied by (2) the sum of: (a) the participant’s base salary; plus (b) the participant’s average cash bonus for the three most recent years completed prior to the termination, which amount shall be paid to the participant in a lump sum within 60 days following the termination date;
◦continuing medical coverage or a corresponding payment as described under “—Termination Without Cause or Resignation for Good Reason”; and
◦any Performance-Based Award that was Assumed in connection with such Change in Control and that remains unvested on the termination date shall, to the extent such award remains subject to performance-based vesting as of the termination date, remain outstanding and eligible to be earned following the completion of the performance period based on the actual achievement of applicable performance goals, and to the extent earned (if at all) shall vest on a pro rata basis based on the number of days the participant remained employed from the commencement of the performance period through the termination date.
Termination Other Than Without Cause or Resignation Other Than for Good Reason
In the event that a participant is terminated for any reason other than as set forth above, such participant shall be entitled to receive from us the accrued obligations entitled to such participant and, if such termination is due to the participant’s death or Disability: (1) an amount equal to 0.5 multiplied by such participant’s base salary, which amount shall be paid to the participant (or, if applicable, the participant’s beneficiary or to such participant’s estate, if a participant fails to make a beneficiary designation), in equal installments in accordance with our normal payroll practices for a period of six months after the termination date starting within 60 days following the termination date; (2) the participant’s annual cash performance bonus for the year in which the termination date occurs, as determined by the Compensation Committee based on target performance for the performance period and pro-rated for the number of days from the performance period commencement to the termination date, payable at its normal time (but in no event later than March 15 of the year following the year in which the termination date occurs); (3) all unvested Time-Based Awards shall vest and become exercisable, if applicable, as to the number of shares subject to such award that would have vested (and become exercisable) over the 12-month period following the termination date had the participant remained employed; and (4) any Performance-Based Awards shall remain outstanding and eligible to be earned following the completion of the performance period based on the actual achievement of applicable performance goals and, to the extent earned (if at all), shall vest on a pro rata basis based on the number of days the participant remained employed from the commencement of the performance period through the termination date.

The following table presents the amount of compensation payable to each of our NEOs as if the triggering termination event described above and pursuant to our severance plan had occurred on December 31, 2023:

Name	Benefit	Termination Without Cause or Resignation for Good Reason ($)	Termination Without Cause or Resignation for Good Reason within 12 months following Change in Control ($)	Death or Disability ($)
Danny Prosky	Severance Payment	3,308,000	4,135,000	1,324,500
	Medical Coverage (1)	60,543	75,679	15,136
	Accelerated Vesting of Time-Based Awards	925,735	1,925,762	925,735
	Accelerated Vesting of Performance-Based Awards	925,703	925,703	925,703
Brian S. Peay	Severance Payment	1,571,300	2,095,067	838,850
	Medical Coverage (1)	45,408	60,543	15,136
	Accelerated Vesting of Time-Based Awards	914,933	1,339,995	914,933
	Accelerated Vesting of Performance-Based Awards	372,121	372,121	372,121
Gabriel M. Willhite	Severance Payment	1,310,400	1,747,200	750,550
	Medical Coverage (1)	—	—	—
	Accelerated Vesting of Time-Based Awards	876,876	1,301,907	876,876
	Accelerated Vesting of Performance-Based Awards	292,303	292,303	292,303
Stefan K.L. Oh	Severance Payment	1,082,400	1,443,200	579,800
	Medical Coverage (1)	45,408	60,543	15,136
	Accelerated Vesting of Time-Based Awards	711,964	912,013	711,964
	Accelerated Vesting of Performance-Based Awards	169,183	169,183	169,183
Mark E. Foster	Severance Payment	999,108	1,332,144	476,244
	Medical Coverage (1)	32,464	43,285	10,821
	Accelerated Vesting of Time-Based Awards	126,730	347,284	126,730
	Accelerated Vesting of Performance-Based Awards	126,762	126,762	126,762
___________
(1)    Represents the cost of medical insurance coverage for each NEO at the same annual level as in effect immediately preceding December 31, 2023 for a period of time equal to the applicable multiple set forth in our severance plan. Such amounts are paid in equal installments over an annual period equal to the respective severance multiple (i.e., 2.5 years, 2 years, 1.5 years or 1 year). A lesser amount may be due if the NEO becomes eligible to receive healthcare coverage from a subsequent employer.
Listing Equity Awards

Our board granted 625,926 shares of restricted common stock to our NEOs pursuant to our incentive plan upon completion of the 2024 Offering, or the Listing Equity Awards. The Listing Equity Awards vest ratably over four years and are subject to continuous service through the vesting dates.
CEO Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, presented below is the ratio of annual total compensation of our Chief Executive Officer, or CEO, to the annual total compensation of our median employee (excluding our CEO). The ratio presented below is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K under the Securities Exchange Act of 1934.
To identify the “median employee” from our employee population, we determined the annual total compensation of each of our employees as of December 31, 2023 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K. We annualized base wages of any permanent employees who were employed for less than the full year or on unpaid leave during 2023, and we did not otherwise annualize or make any cost-of-living or other adjustments to employee compensation. Our employee population, including all full- and part-time employees, as of December 31, 2023 consisted of approximately 108 individuals, all of whom were located in the United States.

For 2023, our last completed fiscal year, annual total compensation as determined under Item 402 of Regulation S-K for our CEO was $3,784,680, as disclosed on page 95. The 2023 annual total compensation as determined under Item 402 of Regulation S-K for our median employee was $122,976. Based on this information, the ratio of our CEO's annual total compensation to our median employee's annual total compensation for fiscal year 2023 is 30.8 to 1. The SEC's rules for calculating the required pay ratio permit companies to use reasonable estimates and assumptions in their methodologies, and companies have different employee populations and compensation practices. As a result, pay ratios reported by other companies may not be comparable to the pay ratio reported above.
Director Compensation
If a director is also one of our employees, we do not pay any additional compensation to that person for services rendered as a director. Our director compensation program is designed with the goals of attracting and retaining highly qualified individuals to serve as directors and to fairly compensate them for their time and efforts. In 2023, our board reviewed and approved the director compensation program adjustments described below after considering input from FPC (as defined below), the independent compensation consultant retained by the Compensation Committee to advise on executive officer and director compensation. For the year ended December 31, 2023, our independent directors received the following forms of compensation:

Type of fee	2023 Amount

Annual Cash Retainer
•All non-employee directors	•$85,000 annually, paid quarterly
•Additional Audit Committee Chairperson fee	•$20,000 annually, paid quarterly
•Additional Audit Committee Member fee	•$5,000 annually, paid quarterly
•Additional Compensation Committee or Nominating and Corporate Governance Committee Chairperson fee	•$12,500 annually, paid quarterly
•Additional Non-Executive Chairman of the Board fee	•$100,000 annually, paid quarterly

Equity Compensation
•In connection with the initial election or subsequent re-election each year, each non-employee director receives an amount of restricted Class T common stock pursuant to our incentive plan that fully vests one year from the date of grant, subject to their continued service as a non-employee director and prorated for their term of service
•Prior to June 15, 2023, $85,000 annually •Effective as of June 15, 2023, $95,000 annually

Other Compensation
•Reimbursement of out-of- pocket expenses incurred in connection with attendance at Board meetings or Board Committee meetings. Such reimbursement is paid monthly. Our independent directors do not receive other benefits from us.

2023 Director Compensation
The following table sets forth certain information with respect to our director compensation for non-employee directors for the year ended December 31, 2023.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)(2)	All Other Compensation ($) (3)	Total ($)
Jeffrey T. Hanson (4)	185,000	94,985	1,513	281,498
Danny Prosky	—	—	—	—
Mathieu B. Streiff (4)	85,000	94,985	1,513	181,498
Scott A. Estes	100,000	94,985	3,595	198,580
Brian J. Flornes	102,500	94,985	16,856	214,341
Harold H. Greene (5)	51,250	82,738	11,651	145,639
Dianne Hurley	106,250	94,985	18,026	219,261
Marvin R. O’Quinn (6)	82,875	131,327	2,246	216,448
Valerie Richardson (6)	82,875	131,327	2,246	216,448
Gerald W. Robinson (5)	42,500	82,738	9,761	134,999
J. Grayson Sanders (5)	42,500	82,738	9,812	135,050
Wilbur H. Smith III	85,000	94,985	19,148	199,133
___________
(1)    Amounts reported in this column represent the annual retainer received by each individual who served as a non-employee director during 2023.
(2)    Amounts reported in this column represent (a) the grant date fair value of the awards granted to the non-employee directors other than Messrs. Greene, Robinson and Sanders during the year ended December 31, 2023, as determined in accordance with Financial Accounting Standards Board ASC, Topic 718, Compensation — Stock Compensation, or FASB ASC Topic 718, based on the estimated net asset value per share of $37.16 or $31.40, as applicable, for our Class T common stock as of the date of grant and (b) in the case of Messrs. Greene, Robinson and Sanders, the incremental fair value under FASB ASC Topic 718 associated with the modification of their outstanding equity awards in connection with their retirements to provide for accelerated vesting of the unvested portion of their outstanding equity awards. The following table shows the aggregate number of nonvested shares of our restricted Class T common stock held by each non-employee director as of December 31, 2023:

Director	Nonvested Shares of Our Restricted Class T Stock (#)
Hanson	3,025
Prosky	—
Streiff	3,025
Estes	3,025
Flornes	3,400
Greene	—
Hurley	3,400
O’Quinn	3,025
Richardson	3,025
Robinson	—
Sanders	—
Smith	3,400
(3)    Amounts reported in this column reflect the dollar value of distributions paid in connection with the stock awards granted to our independent directors or non-employee directors.
(4)    Messrs. Hanson, Prosky and Streiff are not independent directors.

(5)    Messrs. Greene, Robinson and Sanders served as independent directors who retired effective June 14, 2023. As such, amounts presented reflect compensation earned through their date of retirement.
(6)    Mr. O’Quinn and Ms. Richardson were appointed to our board effective January 10, 2023.
AHR Incentive Plan
For a discussion of our incentive plan, See Note 13, Equity — Equity Compensation Plans, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Principal Stockholders
The following table shows, as of March 1, 2024, the number of shares of our common stock and OP units beneficially owned by (1) any person who is known by us to be the beneficial owner of more than 5.0% of any class of the outstanding shares of our common stock; (2) our directors; (3) our named executive officers; and (4) all of our directors and executive officers as a group. The percentages of common stock beneficially owned include an aggregate of 131,651,977 shares of our common stock, Class T common stock and Class I common stock outstanding as of March 1, 2024 and excludes an aggregate of 3,501,976 OP units outstanding and held by third parties as of March 1, 2024. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes securities over which a person has voting or investment power and securities that a person has the right to acquire within 60 days. The address for each of the beneficial owners named in the following table is 18191 Von Karman Avenue, Suite 300, Irvine, California 92612.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned	Number of Shares of Class T Common Stock Beneficially Owned	Number of Shares of Class I Common Stock Beneficially Owned	Number of OP Units Beneficially Owned		Percentage of All Classes of Common Stock Beneficially Owned
Millennium Management LLC (2) 399 Park Avenue New York, New York 10022	3,410,636	—	—	—		5.3%
Wellington Management Company LLP (3) 280 Congress Street Boston, MA 02210	7,634,745	—	—	—		11.9%
Danny Prosky (4) (13)	305,555	59,304	80,986	1,268,643	(5)	*
Brian S. Peay (6)	148,148	35,790	808	—		*
Gabriel M. Willhite (7)	125,926	31,252	—	—		*
Stefan K.L. Oh (8)	74,074	26,207	5,997	—		*
Mark E. Foster (9)	55,556	5,279		—		*
Jeffrey T. Hanson (10)	7,407	31,873	82,036	1,268,643	(5)	*
Mathieu B. Streiff (10) (13)	90,740	30,264	62,124	1,268,643	(5)	*
Scott A. Estes (11)	7,407	4,836	—	—		*
Brian J. Flornes (12)	7,407	16,367	—	—		*
Dianne Hurley (12)	7,407	17,385	—	—		*
Marvin R. O’Quinn (11)	7,407	4,003	—	—		*
Valerie Richardson (11)	7,407	4,003	—	—		*
Wilbur H. Smith III (12)	7,407	18,360	—	—		*
All directors and executive officers as a group (13 persons)	851,848	284,923	231,951	1,268,643		1.0%
________
*    Represents less than 1.0% of our outstanding common stock.

(1)    Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants or similar rights held by the respective person or group that may be exercised within 60 days following March 1, 2024. To our knowledge, except as otherwise indicated by footnote (3), and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)    Beneficial share ownership information is given as of February 23, 2024 and was obtained from a Schedule 13G filed with the SEC on March 4, 2024 by Millennium Management LLC, Millennium Group Management LLC, and Israel A. Englander. According to the Schedule 13G, each of Millennium Management LLC, Millennium Group Management LLC, and Israel A. Englander has shared voting power and shared dispositive power over 3,410,636 shares of our common stock.
(3)    Beneficial share ownership information is given as of February 29, 2024 and was obtained from a Schedule 13G filed with the SEC on March 7, 2024 by Wellington Management Group, LLP, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP and Wellington Management Company LLP. According to the Schedule 13G, each of Wellington Management Group LLP, Wellington Group Holdings LLP, and Wellington Investment Advisors Holdings LLP has shared voting power over 5,714,143 shares of common stock and shared dispositive power over 7,634,745 shares of our common stock, and Wellington Management Company LLP has shared voting power over 5,300,708 shares of our common stock and shared dispositive power over 6,540,003 shares of our common stock.
(4)    Includes 13,559 shares of unvested restricted Class T common stock and 222,222 unvested Listing Equity Awards. Excludes (a) 31,848 shares of Class T common stock underlying unvested time-based RSUs and (b) 58,961 shares of Class T common stock underlying unvested performance-based RSUs (such number of shares assumes that we issue shares of our common stock underlying such unvested performance-based awards at maximum levels for performance and market conditions that have not yet been achieved; to the extent that performance or market conditions do not meet maximum levels, the actual number of shares of our common stock issued under our incentive plan would be less than the amount reflected above).
(5)    Represents OP units held by AHI Group Holdings, which may be redeemed for shares of our common stock on a one-for-one basis. Voting and investment determinations with respect to the securities held by the AHI Group Holdings are made by Danny Prosky, Jeffrey T. Hanson and Mathieu B. Streiff. Accordingly, each of the individuals named herein may be deemed to share beneficial ownership of the securities held of record by the AHI Group Holdings. Each individual disclaims voting and dispositive power over the OP units held by the other individuals, and the approximate five OP units held by NCT-107, LLC.
(6)    Includes 22,372 shares of unvested restricted Class T common stock and 148,148 unvested Listing Equity Awards. Excludes (a) 13,536 shares of Class T common stock underlying unvested time-based RSUs and (b) 23,702 shares of Class T common stock underlying unvested performance-based RSUs (such number of shares assumes that we issue shares of our common stock underlying such unvested performance-based awards at maximum levels for performance and market conditions that have not yet been achieved; to the extent that performance or market conditions do not meet maximum levels, the actual number of shares of our common stock issued under our incentive plan would be less than the amount reflected above).
(7)    Includes 21,159 shares of unvested restricted Class T common stock and 125,926 unvested Listing Equity Awards. Excludes (a) 13,536 shares of Class T common stock underlying unvested time-based RSUs and (b) 18,618 shares of Class T common stock underlying unvested performance-based RSUs (such number of shares assumes that we issue shares of our common stock underlying such unvested performance-based awards at maximum levels for performance and market conditions that have not yet been achieved; to the extent that performance or market conditions do not meet maximum levels, the actual number of shares of our common stock issued under our incentive plan would be less than the amount reflected above).
(8)    Includes 19,491 shares of unvested restricted Class T common stock and 74,074 unvested Listing Equity Awards. Excludes (a) 6,370 shares of Class T common stock underlying unvested time-based RSUs and (b) 10,776 shares of Class T common stock underlying unvested performance-based RSUs (such number of shares assumes that we issue shares of our common stock underlying such unvested performance-based awards at maximum levels for performance and market conditions that have not yet been achieved; to the extent that performance or market conditions do not meet maximum levels, the actual number of shares of our common stock issued under our incentive plan would be less than the amount reflected above).

(9)    Includes 1,052 shares of unvested restricted Class T common stock and 55,556 unvested Listing Equity Awards. Excludes (a) 5,972 shares of Class T common stock underlying unvested time-based RSUs and (b) 8,075 shares of Class T common stock underlying unvested performance-based RSUs (such number of shares assumes that we issue shares of our common stock underlying such unvested performance-based awards at maximum levels for performance and market conditions that have not yet been achieved; to the extent that performance or market conditions do not meet maximum levels, the actual number of shares of our common stock issued under our incentive plan would be less than the amount reflected above).
(10)    Includes 8,788 shares of unvested restricted Class T common stock and 7,407 unvested Listing Equity Awards.
(11)    Includes 3,025 shares of unvested restricted Class T common stock and 7,407 unvested Listing Equity Awards.
(12)    Includes 3,400 shares of unvested restricted Class T common stock and 7,407 unvested Listing Equity Awards.
(13)    Includes 83,333 shares of our common stock purchased in the 2024 Offering.
None of the above shares have been pledged as security.
Securities Authorized for Issuance Under Equity Compensation Plans
We adopted the 2015 Incentive Plan, pursuant to which our board or a committee of our independent directors may make grants of options, restricted shares of common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, employees and consultants. The maximum number of shares of our common stock that may be issued pursuant to the 2015 Incentive Plan is 4,000,000. The following table provides information regarding the 2015 Incentive Plan as of December 31, 2023:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	298,832	(1)	—	3,405,720
Equity compensation plans not approved by security holders	—		—	—
Total	298,832			3,405,720
________
(1)    Reflects performance-based and time-based RSUs representing the right to receive shares of our Class T common stock upon vesting. The number set forth in the table above reflects the maximum number of shares of our Class T common stock potentially issuable upon vesting. These performance-based and time-based RSUs do not have voting rights. The performance-based RSUs will cliff vest in the first quarter of 2025 and 2026 (subject to continuous employment or provision of services through that vesting date) with the amount vesting depending on meeting certain key performance criteria as further described in this proxy statement and in the 2015 Incentive Plan. The time-based RSUs will vest 33.33% annually over three years (subject to continuous employment from the vesting commencement date through each vesting date). For details regarding our grants under the incentive plan of time-based restricted Class T and Class I common stock to our executive officers, key employees and independent directors, see Note 13, Equity — Equity Compensation Plans — AHR Incentive Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Registration Rights Agreement
Upon consummation of the AHI Acquisition, GAHR III and the Surviving Partnership entered into a registration rights agreement, or the Registration Rights Agreement, with Griffin-American Strategic Holdings, LLC, or HoldCo, pursuant to which, subject to certain limitations therein, as promptly as practicable following the later of the expiration of (i) the period commencing on the closing of the AHI Acquisition and ending upon the earliest to occur of (a) the second anniversary date of the issuance of the Surviving Partnership OP units issued in connection with the AHI Acquisition, (b) a change of control of Merger Sub, and (c) the listing of shares of our common stock on a national securities exchange, or the Lock-Up Period; and (ii) the date on which we are eligible to file a registration statement (but in any event no later than 180 days after such date), we, as the indirect parent company of the Surviving Partnership, are required to file a shelf registration statement with the SEC under the Securities Act covering the resale of the shares of our Class I common stock issued or issuable in redemption of the Surviving Partnership OP units that the Surviving Partnership issued as consideration in the AHI Acquisition. The Registration Rights Agreement also grants HoldCo (or any successor holder of such shares) demand rights to request additional registration statement filings as well as “piggyback” registration rights, in each case on or after the expiration of the Lock-Up Period.

In connection with the Merger, we assumed from GAHR III the Registration Rights Agreement and GAHR III’s obligations thereunder in their entirety. In connection with the 2024 Offering, the Holders (as defined in the Registration Rights Agreement) have agreed that, without prior written consent of the representatives on behalf of the underwriters of the 2024 Offering, during the period ending 180 days after the date of listing of our common stock for trading on a national securities exchange, they will not, and will not publicly disclose an intention to, directly or indirectly, among others, subject to certain exceptions, exercise their registration rights under the Registration Rights Agreement.
Related Party Transactions Policy and Procedures
Related party transactions are transactions in which we are a participant where the amount involved exceeds $120,000 and a member of our board, an executive officer, or a holder of more than 5.0% of our voting securities (or an immediate family member of any of the foregoing) has a direct or indirect material interest. We have adopted a written statement of policy regarding transactions with related parties. Our related party transaction policy requires all “related party transactions” to be promptly disclosed to our General Counsel. All related party transactions must be approved or ratified by the Nominating and Corporate Governance Committee. As a general rule, directors interested in a related party transaction will recuse themselves from any discussion or vote on a related party transaction in which they have an interest. The Nominating and Corporate Governance Committee will consider all relevant facts and circumstances when deliberating such transactions, including whether such transactions are in our best interests.
The following is a summary of certain related party transactions, other than compensation arrangements which are described under Part II, Item 11, Executive Compensation.
Indemnification Agreements
We have entered into indemnification agreements with each of our directors and executive officers. These agreements require us to indemnify these individuals to the maximum extent permitted under Maryland law and our charter against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified upon our receipt of certain affirmations and undertakings. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors or executive officers, we have been informed that in the opinion of the SEC, such indemnification is against public policy and is therefore unenforceable.
There is currently no pending material litigation or proceeding involving any of our directors, officers, or employees for which indemnification is sought.
Listing Equity Awards
Upon the closing of the 2024 Offering on February 9, 2024, we granted 972,222 shares of restricted common stock to our directors, executive officers and employees under our incentive plan in connection with the recent listing of our common stock on the NYSE, or Listing Equity Awards. The Listing Equity Awards vest ratably over four years and are subject to continuous service through the vesting dates.
Lock-Up Agreements
On January 24, 2024, we entered into lock-up agreements with each of our directors and executive officers, pursuant to which each such individual agreed not to transfer shares of our of our common stock held or subsequently acquired by such individual for the applicable lock-up period. For each of such directors and officers, the applicable period began as of February 7, 2024 and ends on August 5, 2024.
Related Party Transaction Policy
We have adopted a written statement of policy regarding transactions with related parties, which we refer to as our “related person policy.” Our related person policy requires that a “related person” (as defined as in paragraph (a) of Item 404 of Regulation S-K) must promptly disclose to us any “related person transaction” (defined as any transaction that is anticipated would be reportable by us under Item 404(a) of Regulation S-K in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest) and all material facts with respect thereto. We will then promptly communicate that information to our board. No related person transaction will be executed without the approval or ratification of our board or a duly authorized committee of our board. It is our policy that directors interested in a related person transaction will recuse themselves from any vote on a related person transaction in which they have an interest.

Item 14. Principal Accountant Fees and Services.
Deloitte & Touche has served as our independent registered public accounting firm and audited our consolidated financial statements since January 27, 2015.
The following table lists the fees for services provided by our independent registered public accounting firm for 2023 and 2022:

Services	2023	2022
Audit fees (1)	$2,237,000	$2,461,000
Audit-related fees (2)	64,000	211,000
Tax fees (3)	258,000	298,000
All other fees	—	—
Total	$2,559,000	$2,970,000
________
(1)    Audit fees consist of fees related to the 2023 and 2022 audit of our annual consolidated financial statements and reviews of our quarterly consolidated financial statements. Audit fees also relate to statutory and regulatory audits, consents, comfort letters and other services related to filings with the SEC in the year the services were rendered.
(2)    Audit-related fees primarily relate to, among other things, compliance audits and financial accounting and reporting consultations in the year the services were rendered.
(3)    Tax services consist of tax compliance and tax planning and advice in the year the services were rendered.
The Audit Committee pre-approves all audit services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and the rules and regulations of the SEC. All services rendered by Deloitte & Touche for the years ended December 31, 2023 and 2022 were pre-approved in accordance with the policies and procedures described above.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements:

(a)(2) Financial Statement Schedule:
The following financial statement schedule for the year ended December 31, 2023 is submitted herewith:

Page
Real Estate and Accumulated Depreciation (Schedule III)	172
All schedules other than the one listed above have been omitted as the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.
(a)(3) Exhibits:

Page
The exhibits listed in this section are included, or incorporated by reference, in this annual report.	188
(b) Exhibits:
See Item 15(a)(3) above.
(c) Financial Statement Schedule:
See Item 15(a)(2) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of American Healthcare REIT, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American Healthcare REIT, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Impairment of Long-Lived Assets relating to real estate investments, net — Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
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
We identified the impairment of real estate investments as a critical audit matter because of the significant estimates and assumptions management makes to evaluate the recoverability of real estate investments. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of significant estimates and assumptions related to future revenues and terminal capitalization rates within management’s undiscounted future cash flow analysis.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of real estate investments, net for impairment included the following, among others:
•We evaluated the design and implementation of controls over impairment of real estate investments, including those over identifying impairment indicators, and the determination of forecasted undiscounted cash flows including terminal capitalization rates for real estate investments.
•For real estate investments where indicators of impairment were determined to be present, we tested management’s undiscounted cash flow models by (1) evaluating the source information used by management, (2) testing the mathematical accuracy of the undiscounted cash flow models, and (3) evaluating management’s significant assumptions using independently obtained market data.
•With the assistance of our internal fair value specialists, we evaluated the reasonableness of the significant estimates and assumptions including future revenues and terminal capitalization rates.
/s/ Deloitte & Touche LLP
Costa Mesa, California
March 22, 2024
We have served as the Company’s auditor since 2013.

AMERICAN HEALTHCARE REIT, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2023 and 2022
(In thousands, except share and per share amounts)

	December 31,
	2023	2022
ASSETS
Real estate investments, net	$3,425,438	$3,581,609
Debt security investment, net	86,935	83,000
Cash and cash equivalents	43,445	65,052
Restricted cash	47,337	46,854
Accounts and other receivables, net	185,379	137,501
Identified intangible assets, net	180,470	236,283
Goodwill	234,942	231,611
Operating lease right-of-use assets, net	227,846	276,342
Other assets, net	146,141	128,446
Total assets	$4,577,933	$4,786,698

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$1,302,396	$1,229,847
Lines of credit and term loan, net(1)	1,223,967	1,281,794
Accounts payable and accrued liabilities(1)	242,905	243,831
Identified intangible liabilities, net	6,095	10,837
Financing obligations(1)	41,756	48,406
Operating lease liabilities(1)	225,502	273,075
Security deposits, prepaid rent and other liabilities(1)	76,134	49,545
Total liabilities	3,118,755	3,137,335

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 12)	33,843	81,598

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Class T common stock, $0.01 par value per share; 200,000,000 shares authorized; 19,552,856 and 19,535,095 shares issued and outstanding as of December 31, 2023 and 2022, respectively	194	194
Class I common stock, $0.01 par value per share; 800,000,000 shares authorized; 46,673,320 and 46,675,367 shares issued and outstanding as of December 31, 2023 and 2022, respectively	467	467
Additional paid-in capital	2,548,307	2,540,424
Accumulated deficit	(1,276,222)	(1,138,304)
Accumulated other comprehensive loss	(2,425)	(2,690)
Total stockholders’ equity	1,270,321	1,400,091
Noncontrolling interests (Note 13)	155,014	167,674
Total equity	1,425,335	1,567,765
Total liabilities, redeemable noncontrolling interests and equity	$4,577,933	$4,786,698

AMERICAN HEALTHCARE REIT, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
As of December 31, 2023 and 2022
(In thousands)
___________
(1)Such liabilities of American Healthcare REIT, Inc. represented liabilities of American Healthcare REIT Holdings, LP or its consolidated subsidiaries as of December 31, 2023 and 2022. American Healthcare REIT Holdings, LP is a variable interest entity, or VIE, and a consolidated subsidiary of American Healthcare REIT, Inc. The creditors of American Healthcare REIT Holdings, LP or its consolidated subsidiaries do not have recourse against American Healthcare REIT, Inc., except for the 2022 Credit Facility, as defined in Note 9, held by American Healthcare REIT Holdings, LP in the amount of $914,900 and $965,900, as of December 31, 2023 and 2022, respectively, which was guaranteed by American Healthcare REIT, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2023, 2022 and 2021
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenues and grant income:
Resident fees and services	$1,668,742	$1,412,156	$1,123,935
Real estate revenue	190,401	205,344	141,368
Grant income	7,475	25,675	16,951
Total revenues and grant income	1,866,618	1,643,175	1,282,254
Expenses:
Property operating expenses	1,502,310	1,281,526	1,030,193
Rental expenses	57,475	59,684	38,725
General and administrative	47,510	43,418	43,199
Business acquisition expenses	5,795	4,388	13,022
Depreciation and amortization	182,604	167,957	133,191
Total expenses	1,795,694	1,556,973	1,258,330
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishments)	(163,191)	(105,956)	(80,937)
(Loss) gain in fair value of derivative financial instruments	(926)	500	8,200
Gain (loss) on dispositions of real estate investments, net	32,472	5,481	(100)
Impairment of real estate investments	(13,899)	(54,579)	(3,335)
Impairment of intangible assets and goodwill	(10,520)	(23,277)	—
(Loss) income from unconsolidated entities	(1,718)	1,407	(1,355)
Gain on re-measurement of previously held equity interests	726	19,567	—
Foreign currency gain (loss)	2,307	(5,206)	(564)
Other income	7,601	3,064	1,854
Total net other expense	(147,148)	(158,999)	(76,237)
Loss before income taxes	(76,224)	(72,797)	(52,313)
Income tax expense	(663)	(586)	(956)
Net loss	(76,887)	(73,383)	(53,269)
Net loss (income) attributable to noncontrolling interests	5,418	(7,919)	5,475
Net loss attributable to controlling interest	$(71,469)	$(81,302)	$(47,794)
Net loss per Class T and Class I common share attributable to controlling interest — basic and diluted	$(1.08)	$(1.24)	$(0.95)
Weighted average number of Class T and Class I common shares outstanding — basic and diluted	66,047,114	65,807,868	50,081,140

Net loss	$(76,887)	$(73,383)	$(53,269)
Other comprehensive income (loss):
Foreign currency translation adjustments	265	(724)	(65)
Total other comprehensive income (loss)	265	(724)	(65)
Comprehensive loss	(76,622)	(74,107)	(53,334)
Comprehensive loss (income) attributable to noncontrolling interests	5,418	(7,919)	5,582
Comprehensive loss attributable to controlling interest	$(71,204)	$(82,026)	$(47,752)
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2023, 2022 and 2021
(In thousands, except share and per share amounts)

	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2020	44,914,588	$449	$1,731,938	$(864,271)	$(2,008)	$866,108	$168,375	$1,034,483
Offering costs — common stock	—	—	(14)	—	—	(14)	—	(14)
Issuance of common stock and purchase of noncontrolling interest in connection with the Merger	20,432,815	204	764,944	—	—	765,148	(43,203)	721,945	(1)
Issuance of operating partnership units to acquire AHI	—	—	36,449	—	107	36,556	75,727	112,283
Issuance of common stock under the DRIP	207,866	2	7,664	—	—	7,666	—	7,666
Issuance of vested and nonvested restricted common stock	213,091	3	38	—	—	41	—	41
Amortization of nonvested common stock compensation	—	—	816	—	—	816	—	816
Stock based compensation	—	—	—	—	—	—	(14)	(14)
Repurchase of common stock	(10,356)	—	(382)	—	—	(382)	—	(382)	(2)
Distributions to noncontrolling interests	—	—	—	—	—	—	(15,247)	(15,247)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(5,923)	(5,923)
Adjustment to value of redeemable noncontrolling interests	—	—	(7,549)	—	—	(7,549)	169	(7,380)
Distributions declared ($0.69 per share)	—	—	—	(39,238)	—	(39,238)	—	(39,238)
Net loss	—	—	—	(47,794)	—	(47,794)	(4,331)	(52,125)	(3)
Other comprehensive loss	—	—	—	—	(65)	(65)	—	(65)
BALANCE — December 31, 2021	65,758,004	$658	$2,533,904	$(951,303)	$(1,966)	$1,581,293	$175,553	$1,756,846
Offering costs — common stock	—	—	(2)	—	—	(2)	—	(2)
Issuance of common stock under the DRIP	992,964	8	36,804	—	—	36,812	—	36,812
Issuance of nonvested restricted common stock	18,689	1	(1)	—	—	—	—	—
Amortization of nonvested restricted common stock and stock units	—	—	3,935	—	—	3,935	—	3,935
Stock based compensation	—	—	—	—	—	—	83	83
Repurchase of common stock	(559,195)	(6)	(20,693)	—	—	(20,699)	—	(20,699)
Distributions to noncontrolling interests	—	—	—	—	—	—	(13,985)	(13,985)
Adjustment to noncontrolling interest in connection with the Merger	—	—	(1,173)	—	—	(1,173)	1,173	—	(1)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(83)	(83)
Adjustment to value of redeemable noncontrolling interests	—	—	(13,353)	—	—	(13,353)	(3,391)	(16,744)
Purchase of redeemable noncontrolling interest	—	—	1,003	—	—	1,003	—	1,003
Distributions declared ($1.60 per share)	—	—	—	(105,699)	—	(105,699)	—	(105,699)

AMERICAN HEALTHCARE REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Years Ended December 31, 2023, 2022 and 2021
(In thousands, except share and per share amounts)

	Stockholders’ Equity
	Class T and Class I Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Net (loss) income	—	$—	$—	$(81,302)	$—	$(81,302)	$8,324	$(72,978)	(3)
Other comprehensive loss	—	—	—	—	(724)	(724)	—	(724)
BALANCE — December 31, 2022	66,210,462	$661	$2,540,424	$(1,138,304)	$(2,690)	$1,400,091	$167,674	$1,567,765
Issuance of nonvested restricted common stock	26,156	—	—	—	—	—	—	—
Vested restricted stock units(4)	4,120	—	(72)	—	—	(72)	—	(72)
Amortization of nonvested restricted common stock and stock units	—	—	5,385	—	—	5,385	—	5,385
Stock based compensation	—	—	—	—	—	—	83	83
Repurchase of common stock	(14,562)	—	(469)	—	—	(469)	—	(469)
Distributions to noncontrolling interests	—	—	—	—	—	—	(8,210)	(8,210)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	(83)	(83)
Adjustment to value of redeemable noncontrolling interests	—	—	3,039	—	—	3,039	(95)	2,944
Distributions declared ($1.00 per share)	—	—	—	(66,449)	—	(66,449)	—	(66,449)
Net loss	—	—	—	(71,469)	—	(71,469)	(4,355)	(75,824)	(3)
Other comprehensive income	—	—	—	—	265	265	—	265
BALANCE — December 31, 2023	66,226,176	$661	$2,548,307	$(1,276,222)	$(2,425)	$1,270,321	$155,014	$1,425,335
___________
(1)In connection with the Merger, as defined in Note 1, on October 1, 2021, a wholly-owned subsidiary of Griffin-American Healthcare REIT IV Holdings, LP sold its 6.0% interest in Trilogy REIT Holdings, LLC to GAHR III, as defined in Note 1. See Note 13, Equity — Noncontrolling Interests in Total Equity, for a further discussion.
(2)Prior to the Merger, but upon the closing of the AHI Acquisition, as defined in Note 1, GAHR III redeemed all 5,148 shares of its common stock held by GAHR III’s former advisor as well as all 5,208 shares of GAHR IV Class T common stock held by the former advisor of GAHR IV, as defined in Note 1.
(3)For the years ended December 31, 2023, 2022 and 2021, amounts exclude $(1,063,000), $(405,000) and $(1,144,000), respectively, of net loss attributable to redeemable noncontrolling interests. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.
(4)The amounts are shown net of common stock withheld from issuance to satisfy employee minimum tax withholding requirements in connection with the vesting of restricted stock units. See Note 13, Equity — Equity Compensation Plans, for a further discussion.

AMERICAN HEALTHCARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2023, 2022 and 2021
(In thousands)

	Years Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(76,887)	$(73,383)	$(53,269)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	182,604	167,957	133,191
Other amortization	54,692	32,643	24,189
Deferred rent	(3,480)	(6,520)	(2,673)
Stock based compensation	5,468	3,909	9,658
(Gain) loss on dispositions of real estate investments, net	(32,472)	(5,481)	100
Impairment of real estate investments	13,899	54,579	3,335
Impairment of intangible assets and goodwill	10,520	23,277	—
Loss (income) from unconsolidated entities	1,718	(1,407)	1,355
Gain on re-measurement of previously held equity interests	(726)	(19,567)	—
Foreign currency (gain) loss	(2,282)	4,893	573
Loss on extinguishments of debt	345	5,166	2,655
Change in fair value of derivative financial instruments	926	(500)	(8,200)
Other adjustments	—	—	466
Changes in operating assets and liabilities:
Accounts and other receivables	(34,724)	(4,457)	3,691
Other assets	(4,166)	(8,303)	(2,775)
Accounts payable and accrued liabilities	15,427	14,062	(32,571)
Accounts payable due to affiliates	—	(184)	(7,140)
Operating lease liabilities	(36,609)	(24,699)	(16,793)
Security deposits, prepaid rent and other liabilities	4,282	(14,217)	(37,879)
Net cash provided by operating activities	98,535	147,768	17,913
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from dispositions of real estate investments	184,532	48,297	4,499
Developments and capital expenditures	(99,791)	(71,520)	(79,695)
Acquisitions of real estate investments	(45,382)	(73,229)	(80,109)
Acquisition of previously held equity interest	(335)	(13,714)	—
Cash, cash equivalents and restricted cash acquired in connection with the Merger and the AHI Acquisition	—	—	17,852
Investments in unconsolidated entities	(12,592)	(4,858)	(650)
Issuance of real estate notes receivable	(20,962)	(3,000)	—
Principal repayments on real estate notes receivable	6,082	—	—
Real estate and other deposits	(2,156)	(554)	(549)
Net cash provided by (used in) investing activities	9,396	(118,578)	(138,652)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgage loans payable	160,442	120,057	298,515
Payments on mortgage loans payable	(101,457)	(125,454)	(34,616)
Borrowings under the lines of credit and term loans	401,450	1,160,400	51,100
Payments on the lines of credit and term loans	(459,361)	(1,104,400)	(157,000)
Borrowings under financing obligations	16,283	25,900	—
Payments on financing and other obligations	(34,943)	(13,677)	(11,685)
Deferred financing costs	(5,311)	(7,550)	(3,854)
Debt extinguishment costs	(269)	(3,243)	(127)
Distributions paid to common stockholders	(76,284)	(51,122)	(22,788)
Repurchase of common stock	(469)	(20,699)	(382)
Payments to taxing authorities in connection with common stock directly withheld from employees	(72)	—	—
Distributions to noncontrolling interests in total equity	(8,628)	(13,242)	(14,875)

AMERICAN HEALTHCARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Years Ended December 31, 2023, 2022 and 2021
(In thousands)

	Years Ended December 31,
	2023	2022	2021
Contributions from redeemable noncontrolling interests	$—	$273	$152
Distributions to redeemable noncontrolling interests	(1,475)	(2,627)	(1,483)
Repurchase of redeemable noncontrolling interests and stock warrants	(17,150)	(4,679)	(8,933)
Payment of offering costs	(1,487)	(2,084)	(10)
Security deposits	(331)	(777)	95
Net cash (used in) provided by financing activities	(129,062)	(42,924)	94,109
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(21,131)	$(13,734)	$(26,630)
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	7	154	(74)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	111,906	125,486	152,190
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$90,782	$111,906	$125,486

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period:
Cash and cash equivalents	$65,052	$81,597	$113,212
Restricted cash	46,854	43,889	38,978
Cash, cash equivalents and restricted cash	$111,906	$125,486	$152,190

End of period:
Cash and cash equivalents	$43,445	$65,052	$81,597
Restricted cash	47,337	46,854	43,889
Cash, cash equivalents and restricted cash	$90,782	$111,906	$125,486

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$152,669	$88,682	$70,212
Income taxes	$1,297	$1,131	$1,239
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued developments and capital expenditures	$24,881	$30,211	$19,546
Capital expenditures from financing obligations	$5,413	$2,465	$1,409
Tenant improvement overage	$2,402	$1,408	$1,598
Acquisition of real estate investments with assumed mortgage loans payable, net	$—	$104,561	$—
Assumption of mortgage loan payable for development	$10,884	$—	$—
Acquisition of real estate investment with financing obligation	$—	$—	$15,504
Issuance of common stock under the DRIP	$—	$36,812	$7,666
Distributions declared but not paid — common stockholders	$16,557	$26,484	$8,768
Distributions declared but not paid — limited partnership units	$876	$1,401	$467
Distributions declared but not paid — restricted stock units	$157	$65	$—
Accrued repurchase of redeemable noncontrolling interest	$25,312	$—	$—
Accrued offering costs	$1,619	$1,256	$—
Reclassification of noncontrolling interests to mezzanine equity	$—	$83	$5,923
Issuance of redeemable noncontrolling interests	$—	$—	$7,999
The following represents the net increase (decrease) in certain assets and liabilities in connection with our acquisitions and dispositions of investments:
Accounts and other receivables	$(1,784)	$2,410	$(153)
Issuance of note receivable	$—	$5,000	$—
Other assets, net	$(3,740)	$(12,337)	$(4,036)
Mortgage loans payable, net	$—	$33,241	$—

AMERICAN HEALTHCARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Years Ended December 31, 2023, 2022 and 2021
(In thousands)

	Years Ended December 31,
	2023	2022	2021
Financing obligations	$12	$65	$—
Accounts payable and accrued liabilities	$(1,560)	$15,674	$(161)
Security deposits and other liabilities	$(907)	$15,919	$—
Merger and AHI Acquisition (Note 1):
Issuance of limited partnership units in the AHI Acquisition	$—	$—	$131,674
Implied issuance of GAHR III common stock in exchange for net assets acquired and purchase of noncontrolling interests in connection with the Merger	$—	$—	$722,169
Fair value of mortgage loans payable and lines of credit and term loans assumed in the Merger	$—	$—	$507,503
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023, 2022 and 2021
The use of the words “we,” “us” or “our” refers to American Healthcare REIT, Inc. and its subsidiaries, including American Healthcare REIT Holdings, LP, except where otherwise noted.
1. Organization and Description of Business
Overview and Background
American Healthcare REIT, Inc., a Maryland corporation, is a self-managed real estate investment trust, or REIT, that acquires, owns and operates a diversified portfolio of clinical healthcare real estate properties, focusing primarily on outpatient medical buildings, senior housing, skilled nursing facilities, or SNFs, and other healthcare-related facilities. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). Our healthcare facilities operated under a RIDEA structure include our senior housing operating properties, or SHOP, and our integrated senior health campuses. We have originated and acquired secured loans and may also originate and acquire other real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income; however, we have selectively developed, and may continue to selectively develop, healthcare real estate properties. We have elected to be taxed as a REIT for U.S. federal income tax purposes. We believe that we have been organized and operated, and we intend to continue to operate, in conformity with the requirements for qualification and taxation as a REIT under the Code.
On October 1, 2021, Griffin-American Healthcare REIT III, Inc., or GAHR III, merged with and into a wholly-owned subsidiary, or Merger Sub, of Griffin-American Healthcare REIT IV, Inc., or GAHR IV, with Merger Sub being the surviving company, which we refer to as the REIT Merger, and our operating partnership, Griffin-American Healthcare REIT IV Holdings, LP, or GAHR IV Operating Partnership, merged with and into Griffin-American Healthcare REIT III Holdings, LP, or the Surviving Partnership, with the Surviving Partnership being the surviving entity, which we refer to as the Partnership Merger and, together with the REIT Merger, the Merger. Following the Merger on October 1, 2021, our company, or the Combined Company, was renamed American Healthcare REIT, Inc. and the Surviving Partnership was renamed American Healthcare REIT Holdings, LP, or our operating partnership.
Also on October 1, 2021, immediately prior to the consummation of the Merger, GAHR III acquired a newly formed entity, American Healthcare Opps Holdings, LLC, or NewCo, which we refer to as the AHI Acquisition, pursuant to a contribution and exchange agreement dated June 23, 2021, or the Contribution Agreement, between GAHR III; our operating partnership; American Healthcare Investors, LLC, or AHI; Griffin Capital Company, LLC, or Griffin Capital; Platform Healthcare Investor T-II, LLC; Flaherty Trust; and Jeffrey T. Hanson, the non-executive Chairman of our board of directors, or our board, Danny Prosky, our Chief Executive Officer, President and director, and Mathieu B. Streiff, one of our directors, or collectively, the AHI Principals. NewCo owned substantially all of the business and operations of AHI, as well as all of the equity interests in (i) Griffin-American Healthcare REIT IV Advisor, LLC, or GAHR IV Advisor, a subsidiary of AHI that served as the external advisor of GAHR IV, and (ii) Griffin-American Healthcare REIT III Advisor, LLC, or GAHR III Advisor, also referred to as our former advisor, a subsidiary of AHI that served as the external advisor of GAHR III.
See Note 4, Business Combinations — 2021 Business Combinations, for a further discussion of the Merger and the AHI Acquisition.
Operating Partnership
We conduct substantially all of our operations through our operating partnership, and we are the sole general partner of our operating partnership. As of both December 31, 2023 and 2022, we owned 95.0% of the operating partnership units, or OP units, in our operating partnership, and the remaining 5.0% limited OP units were owned by the NewCo Sellers, as defined in Note 4, Business Combinations — 2021 Business Combinations. See Note 12, Redeemable Noncontrolling Interests, and Note 13, Equity — Noncontrolling Interests in Total Equity, for a further discussion of the ownership in our operating partnership.
Public Offerings
As of December 31, 2023, after taking into consideration the Merger and the impact of the reverse stock split as discussed in Note 2, Summary of Significant Accounting Policies, we had issued 65,445,557 shares for a total of $2,737,716,000 of common stock since February 26, 2014 in our initial public offerings and our distribution reinvestment plan, or DRIP, offerings (including historical offering amounts sold by GAHR III and GAHR IV prior to the Merger).

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On February 9, 2024, pursuant to a Registration Statement filed with the United States Securities and Exchange Commission, or SEC, on Form S-11 (File No. 333-267464), as amended, we closed our underwritten public offering, or the 2024 Offering, through which we issued 64,400,000 shares of common stock, $0.01 par value per share, for a total of $772,800,000 in gross offering proceeds. Such amounts include the exercise in full of the underwriters’ overallotment option to purchase up to an additional 8,400,000 shares of common stock. These shares are listed on New York Stock Exchange, or NYSE, under the trading symbol “AHR” and began trading on February 7, 2024.
See Note 13, Equity — Common Stock, and Note 13, Equity — Distribution Reinvestment Plan, for a further discussion of our public offerings.
Our Real Estate Investments Portfolio
We currently operate through four reportable business segments: integrated senior health campuses, outpatient medical, or OM, (which was formerly known as medical office buildings, or MOBs), triple-net leased properties and SHOP. As of December 31, 2023, we owned and/or operated 296 buildings and integrated senior health campuses including completed development and expansion projects representing approximately 18,822,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $4,473,543,000. In addition, as of December 31, 2023, we also owned a real estate-related debt investment purchased for $60,429,000.
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
Basis of Presentation
Our accompanying consolidated financial statements include our accounts and those of our operating partnership, the wholly-owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries in which we have control, as well as any VIEs, in which we are the primary beneficiary. The portion of equity in any subsidiary that is not wholly owned by us is presented in our accompanying consolidated financial statements as a noncontrolling interest. We evaluate our ability to control an entity, and whether the entity is a VIE and we are the primary beneficiary, by considering substantive terms of the arrangement and identifying which enterprise has the power to direct the activities of the entity that most significantly impacts the entity’s economic performance.
On November 15, 2022, we effected a one-for-four reverse stock split of our common stock and a corresponding reverse split of the OP units, or the Reverse Splits. All numbers of common shares and per share data, as well as the OP units, in our accompanying consolidated financial statements and related notes have been retroactively adjusted for all periods presented to give effect to the Reverse Splits.
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, wholly-owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries of which we have control will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership and as of both December 31, 2023 and 2022, we owned a 95.0% general partnership interest therein, and the remaining 5.0% limited partnership interest was owned by the NewCo Sellers, as defined in Note 4, Business Combinations — 2021 Business Combinations.
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Leases
Lessee: We determine if a contract is a lease upon inception of the lease and maintain a distinction between finance and operating leases. Pursuant to Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 842, Leases, or ASC Topic 842, lessees are required to recognize the following for all leases with terms greater than 12 months at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The lease liability is calculated by using either the implicit rate of the lease or the incremental borrowing rate. The accretion of lease liabilities and amortization expense on right-of-use assets for our operating leases are included in rental expenses, property operating expenses or general and administrative expenses in our accompanying consolidated statements of operations and comprehensive loss. Operating lease liabilities are calculated using our incremental borrowing rate based on the information available as of the lease commencement date.
For our finance leases, the accretion of lease liabilities are included in interest expense and the amortization expense on right-of-use assets are included in depreciation and amortization in our accompanying consolidated statements of operations and comprehensive loss. Further, finance lease assets are included within real estate investments, net and finance lease liabilities are included within financing obligations in our accompanying consolidated balance sheets.
Lessor: Pursuant to ASC Topic 842, lessors bifurcate lease revenues into lease components and non-lease components and separately recognize and disclose non-lease components that are executory in nature. Lease components continue to be recognized on a straight-line basis over the lease term and certain non-lease components may be accounted for under the revenue recognition guidance in ASC Topic 606, Revenue from Contracts with Customers, or ASC Topic 606. See the “Revenue Recognition” section below. ASC Topic 842 also provides for a practical expedient package that permits lessors to not separate non-lease components from the associated lease component if certain conditions are met. In addition, such practical expedient causes an entity to assess whether a contract is predominately lease- or service-based, and recognize the revenue from the entire contract under the relevant accounting guidance. We recognize revenue for our OM buildings and triple-net leased properties segments as real estate revenue. Minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between real estate revenue recognized and cash amounts contractually due from tenants under the lease agreements are recorded to deferred rent receivable, which is included in other assets, net in our accompanying consolidated balance sheets. Tenant reimbursement revenue, which comprises additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, are considered non-lease components and variable lease payments. We qualified for and elected the practical expedient as outlined above to combine the non-lease component with the lease component, which is the predominant component, and therefore the non-lease component is recognized as part of real estate revenue. In addition, as lessors, we exclude certain lessor costs (i.e., property taxes and insurance) paid directly by a lessee to third parties on our behalf from our measurement of variable lease revenue and associated expense (i.e., no gross up of revenue and expense for these costs); and include lessor costs that we paid and are reimbursed by the lessee in our measurement of variable lease revenue and associated expense (i.e., gross up revenue and expense for these costs).
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
See Note 17, Leases, for a further discussion of our leases.
Revenue Recognition
Real Estate Revenue
We recognize real estate revenue in accordance with ASC Topic 842. See the “Leases” section above.
Resident Fees and Services Revenue
We recognize resident fees and services revenue in accordance with ASC Topic 606. A significant portion of resident fees and services revenue represents healthcare service revenue that is reported at the amount that we expect to be entitled to in exchange for providing patient care. These amounts are due from patients, third-party payors (including health insurers and government programs), other healthcare facilities, and others and includes variable consideration for retroactive revenue adjustments due to settlement of audits, reviews, and investigations. Generally, we bill the patients, third-party payors and other healthcare facilities several days after the services are performed. Revenue is recognized as performance obligations are satisfied. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. Any differences between recorded revenues and subsequent adjustments are reflected in operations in the year finalized.
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
Agreements with third-party payors typically provide for payments at amounts less than established charges. The following is a summary of the payment arrangements with major third-party payors:
•Medicare: Certain healthcare services are paid at prospectively determined rates based on cost-reimbursement methodologies subject to certain limits.
•Medicaid: Reimbursements for Medicaid services are generally paid at prospectively determined rates. In the state of Indiana, we participate in an Upper Payment Limit program, or IGT, with various county hospital partners, which provides supplemental Medicaid payments to SNFs that are licensed to non-state, government-owned entities such as county hospital districts. We have operational responsibility through management agreements for facilities retained by the county hospital districts including this IGT. The licenses and management agreements between the nursing center division and hospital districts are terminable by either party to restore the previous licensed status.
•Other: Payment agreements with certain commercial insurance carriers, health maintenance organizations and preferred provider organizations provide for payment using prospectively determined rates per discharge, discounts from established charges and prospectively determined periodic rates.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Laws and regulations concerning government programs, including Medicare and Medicaid, are complex and subject to varying interpretation. As a result of investigations by governmental agencies, various healthcare organizations have received requests for information and notices regarding alleged noncompliance with those laws and regulations, which, in some instances, have resulted in organizations entering into significant settlement agreements. Compliance with such laws and regulations may also be subject to future government review and interpretation as well as significant regulatory action, including fines, penalties and potential exclusion from the related programs. There can be no assurance that regulatory authorities will not challenge our compliance with these laws and regulations, and it is not possible to determine the impact such claims or penalties would have upon us, if any.
Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews and investigations. Adjustments arising from a change in the transaction price were not significant for the years ended December 31, 2023, 2022 and 2021.
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
The following tables disaggregate our resident fees and services revenue by line of business, according to whether such revenue is recognized at a point in time or over time, for the years then ended (in thousands):

	Integrated Senior Health Campuses	SHOP(1)	Total
2023:
Over time	$1,216,647	$182,200	$1,398,847
Point in time	265,233	4,662	269,895
Total resident fees and services	$1,481,880	$186,862	$1,668,742

2022:
Over time	$1,019,198	$154,268	$1,173,466
Point in time	235,467	3,223	238,690
Total resident fees and services	$1,254,665	$157,491	$1,412,156

2021:
Over time	$824,991	$96,000	$920,991
Point in time	200,708	2,236	202,944
Total resident fees and services	$1,025,699	$98,236	$1,123,935

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables disaggregate our resident fees and services revenue by payor class for the years then ended (in thousands):

	Integrated Senior Health Campuses	SHOP(1)	Total
2023:
Private and other payors	$696,147	$174,439	$870,586
Medicare	477,338	2,808	480,146
Medicaid	308,395	9,615	318,010
Total resident fees and services	$1,481,880	$186,862	$1,668,742

2022:
Private and other payors	$582,448	$144,771	$727,219
Medicare	429,129	—	429,129
Medicaid	243,088	12,720	255,808
Total resident fees and services	$1,254,665	$157,491	$1,412,156

2021:
Private and other payors	$462,828	$94,673	$557,501
Medicare	349,876	—	349,876
Medicaid	212,995	3,563	216,558
Total resident fees and services	$1,025,699	$98,236	$1,123,935
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
Accounts Receivable, Net — Resident Fees and Services Revenue
The beginning and ending balances of accounts receivable, net — resident fees and services are as follows (in thousands):

	Private and Other Payors	Medicare	Medicaid	Total
Beginning balance — January 1, 2023	$55,484	$45,669	$20,832	$121,985
Ending balance — December 31, 2023	66,218	51,260	30,799	148,277
Increase	$10,734	$5,591	$9,967	$26,292
Deferred Revenue — Resident Fees and Services Revenue
Deferred revenue is included in security deposits, prepaid rent and other liabilities in our accompanying consolidated balance sheets. The beginning and ending balances of deferred revenue — resident fees and services, almost all of which relates to private and other payors, are as follows (in thousands):

Total
Beginning balance — January 1, 2023	$17,901
Ending balance — December 31, 2023	23,372
Increase	$5,471

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Resident and Tenant Receivables and Allowances
Resident receivables, which are related to resident fees and services revenue, are carried net of an allowance for credit losses. An allowance is maintained for estimated losses resulting from the inability of residents and payors to meet the contractual obligations under their lease or service agreements. Substantially all of such allowances are recorded as direct reductions of resident fees and services revenue as contractual adjustments provided to third-party payors or implicit price concessions in our accompanying consolidated statements of operations and comprehensive loss. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the residents’ financial condition, security deposits, cash collection patterns by payor and by state, current economic conditions, future expectations in estimating credit losses and other relevant factors. Tenant receivables, which are related to real estate revenue, and unbilled deferred rent receivables are reduced for amounts where collectability is not probable, which are recognized as direct reductions of real estate revenue in our accompanying consolidated statements of operations and comprehensive loss.
The following is a summary of our adjustments to allowances for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022
Beginning balance	$14,071	$12,378
Additional allowances	20,774	21,538
Write-offs	(8,778)	(10,684)
Recoveries collected or adjustments	(9,030)	(9,161)
Ending balance	$17,037	$14,071
Real Estate Investments Purchase Price Allocation
Upon the acquisition of real estate properties or entities owning real estate properties, we determine whether the transaction is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the assets acquired and liabilities assumed are not a business, we account for the transaction as an asset acquisition. Under both methods, we recognize the identifiable assets acquired and liabilities assumed; however, for a transaction accounted for as an asset acquisition, we capitalize transaction costs and allocate the purchase price using a relative fair value method allocating all accumulated costs, whereas for a transaction accounted for as a business combination, we immediately expense transaction costs incurred associated with the business combination and allocate the purchase price based on the estimated fair value of each separately identifiable asset and liability. For the years ended December 31, 2023, 2022 and 2021, our investment transactions were accounted for as asset acquisitions or as business combinations, as applicable. See Note 3, Real Estate Investments, Net — Acquisitions of Real Estate Investments, and Note 4, Business Combinations, for a further discussion.
We, with assistance from independent valuation specialists, measure the fair value of tangible and identified intangible assets and liabilities, as applicable, based on their respective fair values for acquired properties. Our method for allocating the purchase price to acquired investments in real estate requires us to make subjective assessments for determining fair value of the assets acquired and liabilities assumed. This includes determining the value of the buildings, land, leasehold interests, furniture, fixtures and equipment, above- or below-market rent, in-place leases, master leases, tenant improvements, above- or below-market debt assumed, derivative financial instruments assumed, and noncontrolling interest in the acquiree, if any. These estimates require significant judgment and in some cases involve complex calculations. These allocation assessments directly impact our results of operations, as amounts allocated to certain assets and liabilities have different depreciation or amortization

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
lives. In addition, we amortize the value assigned to above- or below-market rent as a component of revenue, unlike in-place leases and other intangibles, which we include in depreciation and amortization in our accompanying consolidated statements of operations and comprehensive loss.
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
The value of the above- or below-market component of the acquired in-place leases is determined based upon the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between: (i) the level payment equivalent of the contract rent paid pursuant to the lease; and (ii) our estimate of market rent payments taking into account the expected market rent growth. In the case of leases with options, a case-by-case analysis is performed based on all facts and circumstances of the specific lease to determine whether the option will be assumed to be exercised. The amounts related to above-market leases are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized as a decrease to real estate revenue over the remaining non-cancelable lease term of the acquired leases with each property. The amounts related to below-market leases are included in identified intangible liabilities, net in our accompanying consolidated balance sheets and are amortized as an increase to real estate revenue over the remaining non-cancelable lease term plus any below-market renewal options of the acquired leases with each property.
The value of in-place lease costs are based on management’s evaluation of the specific characteristics of the tenant’s lease and our overall relationship with the tenants. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The in-place lease intangible represents the value related to the economic benefit for acquiring a property with in-place leases as opposed to a vacant property, which is evaluated based on a review of comparable leases for a similar property, terms and conditions for marketing and executing new leases, and implied in the difference between the value of the whole property “as is” and “as vacant.” The net amounts related to in-place lease costs are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized as an increase to depreciation and amortization expense over the average downtime of the acquired leases with each property. The net amounts related to the value of tenant relationships, if any, are included in identified intangible assets, net in our accompanying consolidated balance sheets and are amortized as an increase to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases plus the market renewal lease term. The value of a master lease, if any, in which a previous owner or a tenant is relieved of specific rental obligations as additional space is leased, is determined by discounting the expected real estate revenue associated with the master lease space over the assumed lease-up period.
The value of above- or below-market debt is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage at the time of assumption. The net value of above- or below-market debt is included in mortgage loans payable, net in our accompanying consolidated balance sheets and is amortized as an increase or decrease to interest expense, as applicable, over the remaining term of the assumed mortgage.
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
The values of the redeemable and nonredeemable noncontrolling interests are estimated by applying the income approach based on a discounted cash flow analysis. The fair value measurement may apply significant inputs that are not observable in the market. See Note 4, Business Combinations — 2021 Business Combinations — Fair Value of Noncontrolling Interests, for a further discussion of our fair value measurement approach and the significant inputs used in the values of redeemable and nonredeemable noncontrolling interests in GAHR IV.

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
As part of the leasing process, we may provide the lessee with an allowance for the construction of leasehold improvements. These leasehold improvements are capitalized and recorded as tenant improvements and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements, the allowance is considered to be a lease inducement and is included in other assets, net in our accompanying consolidated balance sheets. Lease inducement is amortized over the lease term as a reduction of real estate revenue on a straight-line basis. Factors considered during this evaluation include, among other things, who holds legal title to the improvements as well as other controlling rights provided by the lease agreement and provisions for substantiation of such costs (e.g., unilateral control of the tenant space during the build-out process). Determination of the appropriate accounting for the payment of a tenant allowance is made on a lease-by-lease basis, considering the facts and circumstances of the individual tenant lease. Recognition of lease revenue commences when the lessee is given possession of the leased space upon completion of tenant improvements when we are the owner of the leasehold improvements. However, when the leasehold improvements are owned by the tenant, the lease inception date (and the date on which recognition of lease revenue commences) is the date the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements.
Goodwill
Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of a business acquired in a business combination. Our goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We take a qualitative approach, as applicable, to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. When step one of the impairment test is utilized, we compare the fair value of a reporting unit with its carrying amount. We recognize an impairment loss to the extent the carrying value of goodwill exceeds the implied value in the current period.
See Note 4, Business Combinations, for a further discussion of goodwill recognized in connection with our business combinations, and Note 18, Segment Reporting, for a further discussion of goodwill allocation by segment and impairment of goodwill.
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
See Note 3, Real Estate Investments, Net — Impairment of Real Estate Investments, for a further discussion of impairment of long-lived assets. See Note 6, Identified Intangible Assets and Liabilities, for a further discussion of impairment of intangible assets.
Properties Held for Sale
A property or a group of properties is reported in discontinued operations in our consolidated statements of operations and comprehensive loss for current and prior periods if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when either: (i) the component has been disposed of or (ii) is classified as held for sale. At such time as a property is held for sale, such property is carried at the lower of: (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. We classify operating properties as property held for sale in the period in which all of the following criteria are met:
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
Our properties held for sale are included in other assets, net in our accompanying consolidated balance sheets. We did not recognize impairment charges on properties held for sale for the years ended December 31, 2023, 2022 and 2021.
For the year ended December 31, 2023, we did not dispose of any held for sale properties. For the year ended December 31, 2022, we disposed of two integrated senior health campuses included in properties held for sale for an aggregate contract sales price of $18,700,000 and recognized an aggregate net gain on sale of $3,421,000. For the year ended December 31, 2021, we disposed of two integrated senior health campuses included in properties held for sale for an aggregate contract sales price of $500,000 and recognized an aggregate net loss on sale of $(114,000).
For the year ended December 31, 2021, our former advisor agreed to waive $93,000 in disposition fees that may otherwise have been due to our former advisor pursuant to the Advisory Agreement, as defined in Note 14, Related Party Transactions. Our former advisor did not receive any additional securities, shares of stock or any other form of consideration or any repayment as a result of the waiver of such disposition fees. See Note 3, Real Estate Investments, Net — Dispositions of Real Estate Investments, for a further discussion of our property dispositions, as well as Note 13, Equity — Noncontrolling Interests in Total Equity, for a discussion of the disposition of membership interests in a consolidated limited liability company.
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
See Note 5, Debt Security Investment, Net, for a further discussion.
Derivative Financial Instruments
We are exposed to the effect of interest rate changes in the normal course of business. We seek to mitigate these risks by following established risk management policies and procedures, which include the occasional use of derivatives. Our primary strategy in entering into derivative contracts, such as fixed-rate interest rate swaps and interest rate caps, is to add stability to interest expense and to manage our exposure to interest rate movements by effectively converting a portion of our variable-rate debt to fixed-rate debt. We do not enter into derivative instruments for speculative purposes.
Derivatives are recognized as either other assets or other liabilities in our accompanying consolidated balance sheets and are measured at fair value. We do not designate our derivative instruments as hedge instruments as defined by guidance under ASC Topic 815, Derivatives and Hedges, or ASC Topic 815, which allows for gains and losses on derivatives designated as hedges to be offset by the change in value of the hedged items or to be deferred in other comprehensive income (loss). Changes in the fair value of our derivative financial instruments are recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying consolidated statements of operations and comprehensive loss.
See Note 10, Derivative Financial Instruments, and Note 15, Fair Value Measurements, for a further discussion of our derivative financial instruments.
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
See Note 15, Fair Value Measurements, for a further discussion.
Other Assets, Net
Other assets, net primarily consists of inventory, prepaid expenses and deposits, deferred financing costs related to our lines of credit, deferred rent receivables, deferred tax assets, investments in unconsolidated entities, lease inducements and lease commissions. Inventory consists primarily of pharmaceutical and medical supplies and is stated at the lower of cost (first-in, first-out) or market. Deferred financing costs related to our lines of credit include amounts paid to lenders and others to obtain such financing. Such costs are amortized using the straight-line method over the term of the related loan, which approximates the effective interest rate method. Amortization of deferred financing costs related to our lines of credit is included in interest expense in our accompanying consolidated statements of operations and comprehensive loss. Lease commissions are amortized using the straight-line method over the term of the related lease. Prepaid expenses are amortized over the related contract periods.
We report investments in unconsolidated entities using the equity method of accounting when we have the ability to exercise significant influence over the operating and financial policies. Under the equity method, our share of the investee’s

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
earnings or losses is included in our accompanying consolidated statements of operations and comprehensive loss. We generally do not recognize equity method losses when such losses exceed our net equity method investment balance unless we have committed to provide such investee additional financial support or guaranteed its obligations. To the extent that our cost basis is different from the basis reflected at the entity level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of equity in earnings of the entity. The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the entity interest or the estimated fair value of the assets prior to the sale of interests in the entity. We have elected to follow the cumulative earnings approach when classifying distributions received from equity method investments in our consolidated statements of cash flows, whereby any distributions received up to the amount of cumulative equity earnings will be considered a return on investment and classified in operating activities and any excess distributions would be considered a return of investment and classified in investing activities. We evaluate our equity method investments for impairment based upon a comparison of the estimated fair value of the equity method investment to its carrying value. When we determine a decline in the estimated fair value of such an investment below its carrying value is other-than-temporary, an impairment is recorded.
See Note 7, Other Assets, Net, for a further discussion.
Accounts Payable and Accrued Liabilities
As of December 31, 2023 and 2022, accounts payable and accrued liabilities primarily include insurance reserves of $44,548,000 and $39,893,000, respectively, reimbursement of payroll-related costs to the managers of our SHOP and integrated senior health campuses of $42,698,000 and $38,624,000, respectively, accrued developments and capital expenditures to unaffiliated third parties of $24,881,000 and $30,211,000, respectively, accrued property taxes of $23,549,000 and $24,926,000, respectively, and accrued distributions to common stockholders of $16,557,000 and $26,484,000, respectively.
Stock Based Compensation
We follow ASC Topic 718, Compensation — Stock Compensation, or ASC Topic 718, to account for our stock compensation pursuant to the Second Amended and Restated 2015 Incentive Plan, or the AHR Incentive Plan, using the fair value method, which requires an estimate of fair value of the award at the time of grant and recognition of compensation expense on a straight-line basis over the requisite service period of the awards. Forfeitures of stock based awards are recognized as an adjustment to compensation expense as they occur. Awards granted under the AHR Incentive Plan consist of restricted stock or units issued to our executive officers and employees, in addition to restricted stock issued to our directors. See Note 13, Equity — Equity Compensation Plans, for a further discussion of awards granted under the AHR Incentive Plan.
Foreign Currency
We have real estate investments in the United Kingdom, or UK, and Isle of Man for which the functional currency is the UK Pound Sterling, or GBP. We translate the results of operations of our foreign real estate investments into United States Dollars, or USD, using the average currency rates of exchange in effect during the period, and we translate assets and liabilities using the currency exchange rate in effect at the end of the period. The resulting foreign currency translation adjustments are included in accumulated other comprehensive loss, a component of stockholders’ equity, in our accompanying consolidated balance sheets. Certain balance sheet items, primarily equity and capital-related accounts, are reflected at the historical currency exchange rates. We also have intercompany notes and payables denominated in GBP with our UK subsidiaries. Gains or losses resulting from remeasuring such intercompany notes and payables into USD at the end of each reporting period are reflected in our accompanying consolidated statements of operations and comprehensive loss. When such intercompany notes and payables are deemed to be of a long-term investment nature, they will be reflected in accumulated other comprehensive loss in our accompanying consolidated balance sheets.
Gains or losses resulting from foreign currency transactions are remeasured into USD at the rates of exchange prevailing on the date of the transactions. The effects of transaction gains or losses are included in our accompanying consolidated statements of operations and comprehensive loss.
Income Taxes
We qualify, and elect to be taxed, as a REIT under the Code, and we intend to continue to qualify to be taxed as a REIT. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute to our stockholders a minimum of 90.0% of our annual taxable income, excluding net capital gains. We generally will not be subject to U.S. federal income taxes if we distribute 100% of our taxable income each year to our stockholders.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
If we fail to maintain our qualification as a REIT in any taxable year, we will then be subject to U.S. federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our net income and net cash available for distribution to our stockholders.
We may be subject to certain state and local income taxes on our income, property or net worth in some jurisdictions, and, in certain circumstances, we may also be subject to federal excise taxes on undistributed income. In addition, certain activities that we undertake are conducted by subsidiaries, which we elected to be treated as taxable REIT subsidiaries, or TRS, to allow us to provide services that would otherwise be considered impermissible for REITs. Also, we have real estate investments in the UK and Isle of Man, which do not accord REIT status to United States REITs under their tax laws. Accordingly, we recognize an income tax benefit or expense for the federal, state and local income taxes incurred by our TRS and foreign income taxes on our real estate investments in the UK and Isle of Man.
We account for deferred income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, we determine deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets reflect the impact of the future deductibility of operating loss carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes us to change our judgment about the realizability of the related deferred tax asset, is included in income tax benefit or expense in our accompanying consolidated statements of operations and comprehensive loss when such changes occur. Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes us to change our judgment about expected future tax consequences of events, is recorded in income tax benefit or expense in our accompanying consolidated statements of operations and comprehensive loss.
Net deferred tax assets are included in other assets, or net deferred tax liabilities are included in security deposits, prepaid rent and other liabilities, in our accompanying consolidated balance sheets.
See Note 16, Income Taxes, for a further discussion.
Segment Disclosure
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. During the quarter ended December 31, 2023, we modified how we evaluate our business and make resource allocations, and therefore determined that we operate through four reportable business segments; integrated senior health campuses, OM (which was formerly known as MOBs), triple-net leased properties and SHOP. All segment information included in the notes to the accompanying consolidated financial statements has been recast for all periods presented to reflect four reportable business segments and the change in segment name from MOBs to OM. The segment name change from MOBs to OM did not result in any changes to the composition of such segment or information reviewed by management, and therefore, had no impact on the historical results of operations.
See Note 18, Segment Reporting, for a further discussion.
GLA and Other Measures
GLA and other measures used to describe real estate investments included in our accompanying consolidated financial statements are presented on an unaudited basis.
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update, or ASU, 2020-04, Facilitation of the Effects of Reference Rate Reform of Financial Reporting, or ASU 2020-04, which provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions, subject to meeting certain criteria. ASU 2020-04 applies to the aforementioned transactions that reference the London Inter-bank Offered Rate, or LIBOR, or another reference rate expected to be discontinued because of the reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), or ASU 2021-01, which clarifies that certain optional expedients and exceptions for contract modification and hedge accounting apply to derivative instruments that use an interest rate for margining,

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
discounting, or contract price alignment that is modified as a result of the discontinuation of the use of LIBOR as a benchmark interest rate due to reference rate reform. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, or ASU 2022-06, which extends the period of time entities can utilize the reference rate reform relief guidance under ASU 2020-04 from December 31, 2022 to December 31, 2024. ASU 2020-04, ASU 2021-01 and ASU 2022-06 are effective for fiscal years and interim periods beginning after March 12, 2020 and through the effective date December 31, 2024, as extended by ASU 2022-06. We adopted such accounting pronouncements on January 1, 2023, which has not had a material impact on our consolidated financial statements and disclosures as of December 31, 2023.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU 2023-07, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. Such disclosure amendments include the requirement for public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and should be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating this guidance to determine the impact to our consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and should be applied prospectively; however, retrospective application is permitted. We are currently evaluating this guidance to determine the impact to our consolidated financial statements and disclosures.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In March 2024, the SEC adopted final rules, The Enhancement and Standardization of Climate-Related Disclosures for Investors. The final rules require a registrant to disclose, among other things: material climate-related risks; activities to mitigate or adapt to such risks, as well as a quantitative and qualitative description of material expenditures incurred and material impacts on financial estimates and assumptions that directly result from such mitigation or adaptation activities; material capitalized costs, expenses and losses incurred as a result of severe weather events and other natural conditions; information about the registrant’s board of directors’ oversight of climate-related risks and management’s role in managing material climate-related risks; and information on any climate-related targets or goals that are material to the registrant’s business, results of operations or financial condition. The rules require registrants to provide such climate-related disclosures in their annual reports, beginning with annual reports for the year ending December 31, 2025, for calendar-year-end large accelerated filers. We are currently evaluating this guidance to determine the impact to our consolidated financial statement disclosures.
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Building, improvements and construction in process	$3,604,299	$3,670,361
Land and improvements	335,946	344,359
Furniture, fixtures and equipment	237,350	221,727
	4,177,595	4,236,447
Less: accumulated depreciation	(752,157)	(654,838)
	$3,425,438	$3,581,609
Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $147,587,000, $141,257,000 and $109,036,000, respectively.
The following is a summary of our capital expenditures for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2023	2022	2021
Integrated senior health campuses	$64,011	$30,926	$62,596
OM	24,296	32,373	21,605
SHOP	12,244	9,280	3,539
Triple-net leased properties	420	4	31
Total	$100,971	$72,583	$87,771
Included in the capital expenditure amounts above are costs for the development and expansion of our integrated senior health campuses. For the year ended December 31, 2023, we incurred $4,988,000 to expand three of our existing integrated senior health campuses. For the year ended December 31, 2022, we exercised our right to purchase a leased property that cost $15,462,000 to develop and incurred a total of $7,543,000 to expand three of our existing integrated senior health campuses. For the year ended December 31, 2021, we completed the development of three integrated senior health campuses for an aggregate $50,435,000 and incurred a total $22,720,000 to expand two of our existing integrated senior health campuses. We also exercised our right to purchase a leased property that cost $11,004,000.
Acquisitions of Real Estate Investments
2023 Acquisitions of Real Estate Investments
For the year ended December 31, 2023, using cash on hand and debt financing, we, through a majority-owned subsidiary of Trilogy Investors, LLC, or Trilogy, of which we owned 74.1%, completed the acquisition of one integrated senior health campus. The following is a summary of such property acquisition (in thousands):

Location	Date Acquired	Contract Purchase Price	Mortgage Loan Payable
Louisville, KY	02/15/23	$11,000	$7,700

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In addition, on June 30, 2023, we, through a majority-owned subsidiary of Trilogy, acquired a land parcel in Ohio for a contract purchase price of $660,000, plus closing costs, for the future expansion of an existing integrated senior health campus.
For the year ended December 31, 2023, using cash on hand and debt financing, we, through a majority-owned subsidiary of Trilogy, acquired three previously leased real estate investments located in Indiana and Ohio. The following is a summary of such acquisitions, which are included in our integrated senior health campuses segment (in thousands):

Location	Date Acquired	Contract Purchase Price	Mortgage Loan Payable	Financing Obligation
Washington, IN	07/13/23	$14,200	$12,212	$—
Tell City, IN	07/13/23	2,400	1,988	—
New Albany, OH	07/13/23	16,283	—	16,283
Total		$32,883	$14,200	$16,283
We accounted for our acquisitions of land and real estate investments completed during the year ended December 31, 2023 as asset acquisitions. The following table summarizes the purchase price of such assets acquired at the time of acquisition based on their relative fair values and adjusted for $28,623,000 operating lease right-of-use assets and $30,498,000 operating lease liabilities (in thousands):

2023 Acquisitions
Building and improvements	$38,517
Land	4,917
Total assets acquired	$43,434
2022 Acquisitions of Real Estate Investments
For the year ended December 31, 2022, using cash on hand and debt financing, we, through a majority-owned subsidiary of Trilogy, of which we owned 73.1%, exercised purchase options to acquire four previously leased real estate investments located in Indiana and Kentucky for an aggregate contract purchase price of $54,805,000, which investments are included in our integrated senior health campus segment. We financed such acquisitions with cash on hand and a mortgage loan payable with a principal balance of $52,725,000. In addition, for the year ended December 31, 2022, we, through a majority-owned subsidiary of Trilogy, acquired land parcels in Indiana and Kentucky for the future development and expansion of our integrated senior health campuses for an aggregate contract purchase price of $1,020,000, plus closing costs.
We accounted for our acquisitions of land and real estate investments completed during the year ended December 31, 2022 as asset acquisitions. For the year ended December 31, 2022, we incurred and capitalized closing costs and direct acquisition related expenses of $303,000. The following table summarizes the purchase price of such assets acquired at the time of acquisition based on their relative fair values and adjusted for $37,464,000 operating lease right-of-use assets and $36,326,000 operating lease liabilities (in thousands):

2022 Acquisitions
Building and improvements	$49,645
Land and improvements	8,885
Total assets acquired	$58,530

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2021 Acquisitions of Real Estate Investments
For the year ended December 31, 2021, using cash on hand and debt financing, we, through a majority-owned subsidiary of Trilogy, of which we owned 72.9%, acquired a portfolio of six previously leased real estate investments located in Indiana and Ohio. The following is a summary of such property acquisitions, which are included in our integrated senior health campuses segment (in thousands):

Location	Date Acquired	Contract Purchase Price	Mortgage Loan Payable	Acquisition Fee(1)
Kendallville, IN; and Delphos, Lima, Springfield, Sylvania and Union Township, OH	01/19/21	$76,549	$78,587	$1,164
___________
(1)Our former advisor was paid, as compensation for services rendered in connection with the investigation, selection and acquisition of our properties, an acquisition fee of 2.25% of the portion of the contract purchase price of the properties attributed to our ownership interest in the Trilogy subsidiary that acquired the properties.
For the year ended December 31, 2021, and prior to the Merger, we, through a majority-owned subsidiary of Trilogy, acquired land parcels in Indiana and Ohio for the future development and expansion of our integrated senior health campuses for an aggregate contract purchase price of $1,459,000 plus closing costs. We paid to our former advisor an acquisition fee of 2.25% of the portion of the contract purchase price of each land parcel attributed to our ownership interest. On October 15, 2021, we, through a majority-owned subsidiary of Trilogy, acquired a land parcel in Ohio for a contract purchase price of $249,000, plus closing costs.
We accounted for our acquisitions of land and real estate investments completed during the year ended December 31, 2021 as asset acquisitions. For the year ended December 31, 2021, we incurred and capitalized closing costs and direct acquisition related expenses of $1,855,000. The following table summarizes the purchase price of such assets acquired at the time of acquisition based on their relative fair values and adjusted for $57,647,000 operating lease right-of-use assets and $54,564,000 operating lease liabilities (in thousands):

2021 Acquisitions
Building and improvements	$66,167
Land	17,612
Total assets acquired	$83,779

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dispositions of Real Estate Investments
2023 Dispositions of Real Estate Investments
For the year ended December 31, 2023, we disposed of six SHOP and 16 OM buildings. We recognized a total aggregate net gain on such dispositions of $32,717,000. The following is a summary of such dispositions (dollars in thousands):

Location	Number of Buildings	Type	Date Disposed	Contract Sales Price
Pinellas Park, FL(1)	1	SHOP	02/01/23	$7,730
Olympia Fields, IL	1	OM	04/10/23	3,750
Auburn, CA	1	OM	04/26/23	7,050
Pottsville, PA	1	OM	04/26/23	6,000
New London, CT	1	OM	05/24/23	4,200
Stratford, CT	1	OM	05/24/23	4,800
Westbrook, CT	1	OM	05/24/23	7,250
Lakeland, FL(1)	1	SHOP	06/01/23	7,080
Winter Haven, FL(1)	1	SHOP	06/01/23	17,500
Acworth, GA	3	OM	06/14/23	8,775
Lithonia, GA	1	OM	06/14/23	3,445
Stockbridge, GA	1	OM	06/14/23	2,430
Lake Placid, FL(1)	1	SHOP	06/30/23	5,620
Brooksville, FL(1)	1	SHOP	06/30/23	7,800
Spring Hill, FL(1)	1	SHOP	08/01/23	7,800
Morristown, NJ	1	OM	08/09/23	62,210
Evendale, OH	1	OM	08/29/23	11,900
Longview, TX	1	OM	09/19/23	1,500
Naperville, IL	2	OM	10/03/23	17,800
Total	22			$194,640
___________
(1)See Note 12, Redeemable Noncontrolling Interests, for information about the ownership of the Central Florida Senior Housing Portfolio.
2022 Dispositions of Real Estate Investments
For the year ended December 31, 2022, we disposed of one OM building in Tennessee and three facilities in Florida within our Central Florida Senior Housing Portfolio. We recognized a total aggregate net gain on such dispositions of $1,370,000. The following is a summary of such dispositions, which were included in our OM and SHOP segments, as applicable (in thousands):

Location	Date Disposed	Contract Sales Price
Brooksville, FL(1)	11/15/22	$2,640
Sanford, FL(1)	12/15/22	3,750
Memphis, TN	12/20/22	9,600
Bradenton FL(1)	12/30/22	7,215
Total		$23,205
___________
(1)See Note 12, Redeemable Noncontrolling Interests, for information about the ownership of the Central Florida Senior Housing Portfolio.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2021 Disposition of Real Estate Investment
In July 2021, we, through a majority-owned subsidiary of Trilogy, sold an integrated senior health campus, or the Sold Property, to an unaffiliated third party, or the Buyer, and leased it back, while retaining control of the Sold Property. This transaction did not meet the criteria for a sale and leaseback under GAAP. The lease agreement includes a finance obligation with a present value of $15,504,000 representing our obligation to purchase the Sold Property between 2028 and 2029. Simultaneously, we, through a majority-owned subsidiary of Trilogy, purchased a previously leased integrated senior health campus, or the Purchased Property, from the Buyer which was in exchange for the Sold Property. No cash consideration was exchanged as part of the transactions explained above. As of the transaction date, the carrying value of the Purchased Property of $14,807,000 was recorded to real estate investments, net, in our accompanying consolidated balance sheet, and the carrying value of the finance obligation of $15,504,000 was recorded to financing obligations in our accompanying consolidated balance sheet.
Sale of Controlling Interests in Developments
On February 8, 2022, we sold approximately 74.0% of our ownership interests in several real estate development assets within our integrated senior health campuses segment for an aggregate sales price of $19,622,000, and we recognized an aggregate gain on sale of $$683,000 for the year ended December 31, 2022. At the time of sale, we retained approximately 26.0% ownership interests in such real estate development assets. As of December 31, 2023 and 2022, we own approximately 49.0% and 31.6% ownership interests, respectively, in such real estate development assets, which interests are accounted for as investments in unconsolidated entities within other assets, net in our accompanying consolidated balance sheet as of December 31, 2023 and 2022. For the year ended December 31, 2023 and from February 8, 2022 through December 31, 2022, our interests in the net earnings or losses of such unconsolidated entities were included in income or loss from unconsolidated entities in our accompanying consolidated statements of operations and comprehensive loss.
See Note 4, Business Combinations, for a discussion of real estate investment acquisitions accounted for business combinations for the years ended December 31, 2023, 2022 and 2021.
Impairment of Real Estate Investments
For the year ended December 31, 2023, as we continue to evaluate additional non-strategic properties for sale, we determined that two of our SHOP and one of our OM buildings were impaired and recognized an aggregate impairment charge of $13,899,000, which reduced the total aggregate carrying value of such assets to $20,439,000. The remaining $3,477,000 carrying value of one of the impaired SHOP was reclassified to properties held for sale during the third quarter of 2023, which is included in other assets, net in our accompanying condensed consolidated balance sheet. The fair value of one SHOP was based on its projected sales price from an independent third party letter of intent, and the fair value of such OM was determined by the sales price from an executed purchase and sale agreement with a third-party buyer, which were considered Level 2 measurements within the fair value hierarchy. The fair value of the other SHOP was determined by a third-party appraiser based on the sales comparison approach with the most significant inputs based on a price per unit and price per square foot analysis within the area for similar types of assets. The ranges of these inputs were $190,000 to $200,000 per unit and $250 to $260 per square foot, which were considered Level 3 measurements within the fair value hierarchy.
For the year ended December 31, 2022, we determined that 12 facilities within our SHOP segment were impaired and recognized an aggregate impairment charge of $54,579,000, which reduced the total aggregate carrying value of such facilities to $81,149,000. We disposed of three of such impaired facilities during the fourth quarter of 2022, and disposed of five of such impaired facilities during the year of 2023, as discussed in the “Dispositions of Real Estate Investments” section above. The fair value of one of our impaired facilities was determined by the sales price from an executed purchase and sale agreement with a third-party buyer, which was considered a Level 2 measurement within the fair value hierarchy. The fair values of our remaining 11 impaired facilities were based on their projected sales prices, which were considered Level 2 measurements within the fair value hierarchy.
For the year ended December 31, 2021, we determined that one OM building was impaired and recognized an impairment charge of $3,335,000, which reduced the carrying value of such asset to $2,880,000. The fair value of such property was determined by the sales price from an executed purchase and sale agreement with a third-party buyer, and adjusted for anticipated selling costs, which was considered a Level 2 measurement within the fair value hierarchy. We disposed of such impaired OM building in July 2021 for a contract sales price of $3,000,000 and recognized a net gain on sale of $346,000.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Business Combinations
2023 and 2022 Business Combinations
On February 15, 2023, we, through a majority-owned subsidiary of Trilogy, acquired from an unaffiliated third party a 60.0% controlling interest in a privately held company, Memory Care Partners, LLC, or MCP, that operated integrated senior health campuses located in Kentucky. The contract purchase price for the acquisition of MCP was $900,000, which was acquired using cash on hand. Prior to such acquisition, we owned a 40.0% interest in MCP, which was accounted for as an equity method investment and was included in investments in unconsolidated entities within other assets, net in our accompanying condensed consolidated balance sheet as of December 31, 2022. In connection with the acquisition of the remaining interest in MCP, we now own a 100% controlling interest in MCP. As a result, we re-measured the fair value of our previously held equity interest in MCP and recognized a gain on re-measurement of $726,000 in our accompanying consolidated statements of operations and comprehensive loss.
For the year ended December 31, 2022, we accounted for four acquisitions as business combinations, as discussed below, the first three of which are included within our integrated senior health campuses segment. Based on quantitative and qualitative considerations, such four business combinations were not material to us individually or in the aggregate, and, therefore, pro forma financial information is not provided.
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
On April 1, 2022, we, through a majority-owned subsidiary of Trilogy, acquired a 50.0% interest in a pharmaceutical business in Florida from an unaffiliated third party and incurred transaction costs of $938,000. Prior to such pharmaceutical business acquisition, we, through a majority-owned subsidiary of Trilogy, owned the other 50.0% interest in such business, which was accounted for as an equity method investment. Therefore, through March 31, 2022, our 50.0% interest in the net earnings or losses of such unconsolidated entity was included in income or loss from unconsolidated entities in our accompanying consolidated statements of operations and comprehensive loss.
On August 1, 2022, we, through a majority-owned subsidiary of Trilogy, acquired a 50.0% controlling interest in a privately held company, RHS Partners, LLC, or RHS, that owns and/or operates 16 integrated senior health campuses located in Indiana, from an unaffiliated third party. The contract purchase price for the acquisition of RHS was $36,661,000 plus immaterial closing costs, which was primarily acquired using cash on hand. Prior to such acquisition, we owned a 50.0% interest in RHS, which was accounted for as an equity method investment and was included in investments in unconsolidated entities within other assets, net in our accompanying consolidated balance sheet as of December 31, 2021. Therefore, through July 31, 2022, our 50.0% equity interest in the net earnings or losses of RHS was included in income or loss from unconsolidated entities in our accompanying consolidated statements of operations and comprehensive loss. In connection with the acquisition of the remaining interest in RHS, we now own a 100% controlling interest in RHS. As a result, we re-measured the fair value of our previously held equity interest in RHS and recognized a gain on re-measurement of $19,567,000 in our accompanying consolidated statements of operations and comprehensive loss.
On December 5, 2022, we acquired a portfolio of seven senior housing facilities in Texas from an unaffiliated third party, which facilities are included in our SHOP segment. These facilities are part of the underlying collateral pool of real estate assets securing our debt security investment, as defined and described at Note 5, Debt Security Investment, Net. We acquired the seven facilities by assuming the outstanding principal balance of each related mortgage loan payable from one of the borrowers as such borrower was in default on the required debt payments. The aggregated principal balance of such assumed mortgage loans payable was $110,627,000 at the time of acquisition. No cash consideration was exchanged as part of the transactions; however, we incurred transaction costs of $1,895,000 related to the acquisition of such facilities. See Note 5, Debt Security Investment, Net, for a further discussion.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Based on quantitative and qualitative considerations, such business combinations in 2022 and 2023 were not material to us individually or in the aggregate, and, therefore, pro forma financial information is not provided. The fair values of the assets acquired and liabilities assumed were preliminary estimates at acquisition. Any necessary adjustments are finalized within one year from the date of acquisition. The table below summarizes the acquisition date fair values of the assets acquired and liabilities assumed of our business combinations during the years ended December 31, 2023 and 2022 (in thousands):

	2023 Acquisition	2022 Acquisitions
Operating lease right-of-use assets	$—	$153,777
Building and improvements	—	163,166
Goodwill	3,331	44,990
Land	—	20,514
Accounts receivable, net	—	19,472
In-place leases	—	18,834
Cash and restricted cash	565	12,331
Certificates of need	—	3,567
Furniture, fixtures and equipment	39	1,936
Other assets	66	1,798
Total assets acquired	4,001	440,385
Operating lease liabilities	—	(161,121)
Mortgage loans payable (including debt discount of $6,066)	—	(149,861)
Security deposits and other liabilities	(812)	(15,994)
Accounts payable and accrued liabilities	(1,676)	(16,012)
Financing obligations	(12)	(65)
Total liabilities assumed	(2,500)	(343,053)
Net assets acquired	$1,501	$97,332
2021 Business Combinations — Merger and the AHI Acquisition
As discussed in Note 1, Organization and Description of Business, on October 1, 2021, pursuant to an Agreement and Plan of Merger dated June 23, 2021, we completed the REIT Merger and Partnership Merger. At the effective time of the REIT Merger and prior to the reverse stock split, each issued and outstanding share of GAHR III’s common stock, $0.01 par value per share, converted into the right to receive 0.9266 shares of GAHR IV’s Class I common stock, $0.01 par value per share. At the effective time of the Partnership Merger and prior to the reverse stock split, (i) each unit of limited partnership interest in our operating partnership outstanding as of immediately prior to the effective time of the Partnership Merger was converted automatically into the right to receive 0.9266 of a Partnership Class I Unit, as defined in the agreement of limited partnership, as amended, of the Surviving Partnership and (ii) each unit of limited partnership interest in GAHR IV Operating Partnership outstanding as of immediately prior to the effective time of the Partnership Merger was converted automatically into the right to receive one unit of limited partnership interest of the Surviving Partnership of like class.
Additionally, on October 1, 2021, the AHI Acquisition closed immediately prior to the consummation of the Merger, and pursuant to the Contribution Agreement, AHI contributed substantially all of its business and operations to the Surviving Partnership, including its interest in GAHR III Advisor and GAHR IV Advisor, and Griffin Capital contributed its ownership interest in GAHR III Advisor and GAHR IV Advisor to the Surviving Partnership. In exchange for their contributions, the Surviving Partnership issued limited OP units. The total approximate value of these OP units at the time of consummation of the transactions contemplated by the Contribution Agreement, and prior to the reverse stock split, was approximately $131,674,000, with a reference value for purposes thereof of $8.71 per OP unit, such that the Surviving Partnership issued 15,117,529 OP units as consideration for the transaction. Such OP units were owned by AHI Group Holdings, LLC, or AHI Group Holdings, which is owned and controlled by the AHI Principals, Platform Healthcare Investor T-II, LLC, Flaherty Trust and a wholly-owned subsidiary of Griffin Capital, or collectively, the NewCo Sellers.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Further, upon consummation of the AHI Acquisition, we redeemed all 51 limited partnership units that our former advisor held in our operating partnership, as well as all 52 limited partnership units held by GAHR IV Advisor in GAHR IV Operating Partnership. Also, on October 1, 2021 and in connection with the AHI Acquisition, our operating partnership redeemed all 5,148 shares of our common stock owned by our former advisor and all 5,208 shares of our Class T common stock owned by GAHR IV Advisor in GAHR IV.
The AHI Acquisition was treated as a business combination for accounting purposes, with GAHR III as both the legal and accounting acquiror of NewCo. While GAHR IV was the legal acquiror of GAHR III in the REIT Merger, GAHR III was determined to be the accounting acquiror in the REIT Merger in accordance with FASB ASC Topic 805, Business Combinations, or ASC Topic 805, after considering the relative share ownership and the composition of the governing body of the Combined Company. Thus, the financial information set forth herein subsequent to the consummation of the Merger and the AHI Acquisition reflects results of the Combined Company, and the financial information set forth herein prior to the Merger and the AHI Acquisition reflects GAHR III’s results. For this reason, period-to-period comparisons may not be meaningful.
Purchase Consideration
REIT Merger
The fair value of the purchase consideration transferred was calculated as follows (in thousands):

Deemed equity consideration (1)	$768,075
Consideration for acquisition of noncontrolling interest (2)	(53,300)
Repurchase of GAHR IV Class T common stock	192
Total purchase consideration	$714,967
________________
(1)Represents the fair value of GAHR III common stock that is deemed to be issued for accounting purposes only. Taking into consideration the impact of the reverse stock split, the fair value of the purchase consideration is calculated based on 22,045,766 shares of common stock deemed to be issued by GAHR III at the fair value per share of $34.84.
(2)Represents the fair value of additional interest acquired in GAHR III’s subsidiary, Trilogy REIT Holdings, LLC, or Trilogy REIT Holdings. The acquisition of additional interest in Trilogy is accounted for separately from the REIT Merger in accordance with ASC Topic 810, Consolidation, or ASC Topic 810. See Note 13, Equity — Noncontrolling Interests in Total Equity, for a discussion of the Trilogy transaction.
AHI Acquisition
The fair value of the purchase consideration transferred was calculated as follows (in thousands):

Equity consideration (1)	$131,674
Post-closing cash payment to NewCo Sellers related to net working capital adjustments	73
Contingent consideration (2)	—
Total purchase consideration	$131,747
________________
(1)Taking into consideration the impact of the reverse stock split, the amount represents the estimated fair value of the 3,779,382 Surviving Partnership OP units issued as consideration, with a reference value for purposes thereof of $34.84 per unit. The issuance of Surviving Partnership OP units was accounted for separately from the AHI Acquisition.
(2)Represents the estimated fair value of contingent consideration based on the performance of a possible private investment fund under consideration by AHI. We have no definitive plans to establish the investment fund, and, therefore, the fair value of contingent consideration was estimated to be $0.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Purchase Price Allocation
REIT Merger
The following table sets forth the allocation of the purchase consideration to the fair values of identifiable tangible and intangible assets acquired and liabilities assumed recognized at the acquisition date of GAHR IV, as well as the fair value at the acquisition date of the noncontrolling interests in GAHR IV (in thousands):

Real estate investments	$1,126,641
Cash and cash equivalents	16,163
Accounts and other receivables, net	2,086
Restricted cash	986
Identified intangible assets	115,824
Operating lease right-of-use assets	11,939
Other assets	3,938
Total assets	1,277,577

Mortgage loans payable (including debt premium of $311)	(18,602)
Lines of credit and term loans	(488,900)
Accounts payable and accrued liabilities	(21,882)
Accounts payable due to affiliates	(324)
Identified intangible liabilities	(12,927)
Operating lease liabilities	(7,568)
Security deposits, prepaid rent and other liabilities	(8,354)
Total liabilities	(558,557)

Net identifiable assets acquired	719,020

Redeemable noncontrolling interests	(2,525)

Noncontrolling interest in total equity	(1,528)

Total purchase consideration	$714,967

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
AHI Acquisition
The following table sets forth the allocation of the purchase consideration to the fair values of identifiable tangible and intangible assets acquired and liabilities assumed recognized at the acquisition date (in thousands):

Cash and cash equivalents	$706
Operating lease right-of-use assets	3,526
Other assets	362
Total assets	4,594

Accounts payable and accrued liabilities	(3,910)
Operating lease liabilities	(3,526)
Total liabilities	(7,436)

Net identifiable liabilities assumed	(2,842)
Goodwill	134,589
Total purchase consideration	$131,747
Acquisition-related Costs
The Merger and the AHI Acquisition were accounted for as business combinations, and as a result, acquisition-related costs incurred in connection with these transactions of $14,060,000 were expensed and included in business acquisition expenses in our accompanying consolidated statement of operations and comprehensive loss. Acquisition-related costs of $6,753,000 were incurred by GAHR IV in the period before the consummation of the Merger and are therefore not reflected in our accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2021 as GAHR III was the accounting acquiror in the Merger under ASC Topic 805, as further explained above.
Fair Value of Noncontrolling Interests
The fair value of the redeemable and nonredeemable noncontrolling interest in GAHR IV was estimated by applying the income approach based on a discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market. The key assumptions applied in the income approach include the estimates of stabilized occupancy, market rents, capitalization rates and discount rates.
AHI Acquisition — Goodwill
In connection with the AHI Acquisition, we recorded goodwill of $134,589,000 as a result of the consideration exceeding the fair value of the net assets acquired and liabilities assumed. Goodwill represents the estimated future benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill recognized in this transaction is not deductible for tax purposes. See Note 18, Segment Reporting, for a further discussion.
The table below represents the allocation of goodwill on the acquisition date in connection with the AHI Acquisition to our reporting segments (in thousands):

OM	$47,812
Integrated senior health campuses	44,547
SHOP	23,277
Triple-net leased properties:
Senior housing	8,640
Hospitals	5,924
SNFs	4,389
Total	$134,589

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
REIT Merger — Real Estate Investments, Intangible Assets and Intangible Liabilities
Real estate investments consist of land, building improvements, site improvements, unamortized tenant improvement allowances and unamortized capital improvements. Intangibles assets consist of in-place leases, above-market leases and certificates of need. We amortize purchased real estate investments and intangible assets on a straight-line basis over their respective useful lives. The following tables present the approximate fair value and the weighted-average depreciation and amortization periods of each major type of asset and liability (dollars in thousands):

Real Estate Investments	Approximate Fair Value	Estimated Useful Lives (in years)
Land	$114,525	N/A
Building improvements	930,700	39
Site improvements	33,644	7
Unamortized tenant improvement allowances	42,407	6
Unamortized capital improvements	5,365	11
Total real estate investments	$1,126,641

Intangible Assets	Approximate Fair Value	Estimated Useful Lives (in years)
In-place leases	$79,887	6
Above-market leases	35,606	10
Certificates of need	331	N/A
Total identified intangible assets	$115,824

Intangible Liabilities	Approximate Fair Value	Estimated Useful Life (in years)
Below-market leases	$12,927	10
The fair values of the assets acquired and liabilities assumed, as well as the fair value of the noncontrolling interests, on October 1, 2021 were estimates determined using the cost approach and direct capitalization method under the income approach and in limited circumstances, the market approach. Any necessary adjustments were finalized within one year from the date of acquisition.
Pro Forma Financial Information (Unaudited)
The following unaudited pro forma operating information is presented as if the Merger and the AHI Acquisition occurred on January 1, 2020. Such unaudited pro forma information includes a nonrecurring adjustment to present acquisition-related expenses incurred in the year ended December 31, 2021 in the 2020 pro forma results. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the Merger and the AHI Acquisition occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results. Unaudited pro forma revenue, net loss and net loss attributable to controlling interest would have been as follows (in thousands):

	Years Ended December 31,
	2021	2020
Revenue	$1,392,884	$1,397,261
Net loss	$(45,253)	$(17,116)
Net loss attributable to controlling interest	$(35,140)	$(20,642)
5. Debt Security Investment, Net
Our investment in a commercial mortgage-backed debt security, or debt security, bears an interest rate on the stated principal amount thereof equal to 4.24% per annum, the terms of which security provide for monthly interest-only payments. The debt security has underlying tranches that mature between August 25, 2025 and January 1, 2028 at an aggregate stated

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amount of $93,433,000, resulting in an anticipated yield-to-maturity of 10.0% per annum. The debt security was issued by an unaffiliated mortgage trust and represents a 10.0% beneficial ownership interest in such mortgage trust. The debt security is subordinate to all other interests in the mortgage trust and is not guaranteed by a government-sponsored entity.
On December 5, 2022, we acquired a portfolio of seven senior housing facilities in Texas from an unaffiliated third party, which facilities are included in the underlying collateral pool securing our debt security investment. We acquired the seven facilities by assuming the outstanding principal balance of each related mortgage loan payable from one of the borrowers as such borrower was in default on the required debt payments. We did not grant any concessions to such borrowers, and the carrying value of our debt security investment at the time of acquisition did not exceed the fair value of such facilities. See Note 4, Business Combinations — 2022 and 2023 Business Combinations, for a further discussion of such acquisitions.
As of December 31, 2023 and 2022, the carrying amount of the debt security investment was $86,935,000 and $83,000,000, respectively, net of unamortized closing costs of $489,000 and $767,000, respectively. Accretion on the debt security for the years ended December 31, 2023, 2022 and 2021 was $4,213,000, $3,922,000 and $3,665,000, respectively, which is recorded as an increase to real estate revenue in our accompanying consolidated statements of operations and comprehensive loss. Amortization expense of closing costs for the years ended December 31, 2023, 2022 and 2021 was $278,000, $237,000 and $201,000, respectively, which is recorded as a decrease to real estate revenue in our accompanying consolidated statements of operations and comprehensive loss. We evaluated credit quality indicators such as the agency ratings and the underlying collateral of such investment in order to determine expected future credit loss. No credit loss was recorded for the years ended December 31, 2023, 2022 and 2021.
6. Identified Intangible Assets and Liabilities
Identified intangible assets, net and identified intangible liabilities, net consisted of the following as of December 31, 2023 and 2022 (dollars in thousands):

	December 31,
	2023	2022
Amortized intangible assets:
In-place leases, net of accumulated amortization of $35,437 and $38,930 as of December 31, 2023 and 2022, respectively (with a weighted average remaining life of 7.7 years and 7.0 years as of December 31, 2023 and 2022, respectively)	$42,615	$75,580
Above-market leases, net of accumulated amortization of $7,079 and $6,360 as of December 31, 2023 and 2022, respectively (with a weighted average remaining life of 7.5 years and 9.0 years as of December 31, 2023 and 2022, respectively)	15,905	30,194
Customer relationships, net of accumulated amortization of $934 and $785 as of December 31, 2023 and 2022, respectively (with a weighted average remaining life of 12.7 years and 13.7 years as of December 31, 2023 and 2022, respectively)	1,906	2,055
Unamortized intangible assets:
Certificates of need	99,777	97,667
Trade names	20,267	30,787
Total identified intangible assets, net	$180,470	$236,283

Amortized intangible liabilities:
Below-market leases, net of accumulated amortization of $2,831 and $2,508 as of December 31, 2023 and 2022, respectively (with a weighted average remaining life of 7.2 years and 8.4 years as of December 31, 2023 and 2022, respectively)	$6,095	$10,837
Total identified intangible liabilities, net	$6,095	$10,837
Amortization expense on identified intangible assets for the years ended December 31, 2023, 2022 and 2021 was $46,601,000, $28,378,000 and $22,460,000, respectively, which included $14,278,000, $4,444,000 and $1,349,000, respectively, of amortization recorded as a decrease to real estate revenue for above-market leases in our accompanying consolidated statements of operations and comprehensive loss. In March 2023, we transitioned our SNFs within Central Wisconsin Senior Care Portfolio from triple-net leased properties to a RIDEA structure, which resulted in a full amortization of $8,073,000 of above-market leases and $885,000 of in-place leases. In addition, we fully amortized $2,756,000 of above-market leases and $5,750,000 of in-place leases in connection with the transition of our senior housing facilities within Michigan ALF Portfolio from triple-net leased properties to a RIDEA structure in November 2023.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the year ended December 31, 2023, we recognized an impairment loss of approximately $10,520,000 related to the write-off of trade name intangible assets at ancillary business units within Trilogy. For the years ended December 31, 2022 and 2021, we did not recognize any impairment losses with respect to trade name intangible assets.
Amortization expense on below-market leases for the years ended December 31, 2023, 2022 and 2021 was $4,534,000, $1,848,000 and $396,000, respectively, which is recorded as an increase to real estate revenue in our accompanying consolidated statements of operations and comprehensive loss. In connection with the transition of our senior housing facilities within Michigan ALF Portfolio to a RIDEA structure in November 2023, we fully amortized $112,000 of below-market leases.
The aggregate weighted average remaining life of the identified intangible assets was 7.8 years and 7.7 years as of December 31, 2023 and 2022, respectively. The aggregate weighted average remaining life of the identified intangible liabilities was 7.2 years and 8.4 years as of December 31, 2023 and 2022, respectively. As of December 31, 2023, estimated amortization expense on the identified intangible assets and liabilities for each of the next five years ending December 31 and thereafter was as follows (in thousands):

	Amortization Expense
Year	Intangible Assets	Intangible Liabilities
2024	$11,618	$(1,073)
2025	8,797	(956)
2026	7,729	(840)
2027	7,205	(825)
2028	6,152	(709)
Thereafter	18,925	(1,692)
Total	$60,426	$(6,095)
7. Other Assets, Net
Other assets, net consisted of the following as of December 31, 2023 and 2022 (dollars in thousands):

	December 31,
	2023	2022
Deferred rent receivables	$47,540	$46,867
Prepaid expenses, deposits, other assets and deferred tax assets, net	33,204	25,866
Investments in unconsolidated entities	20,611	9,580
Inventory — finished goods	19,472	19,775
Lease commissions, net of accumulated amortization of $7,231 and $6,260 as of December 31, 2023 and 2022, respectively	17,565	19,217
Deferred financing costs, net of accumulated amortization of $8,494 and $5,704 as of December 31, 2023 and 2022, respectively	3,830	4,334
Lease inducement, net of accumulated amortization of $2,544 and $2,193 as of December 31, 2023 and 2022, respectively (with a weighted average remaining life of 6.9 years and 7.9 years as of December 31, 2023 and 2022, respectively)	2,456	2,807
Derivative financial instrument	1,463	—
Total	$146,141	$128,446
Deferred financing costs included in other assets, net were related to the 2019 Trilogy Credit Facility, as defined in Note 9, and the senior unsecured revolving credit facility portion of the 2022 Credit Facility. See Note 9, Lines of Credit and Term Loan, for a further discussion. Amortization expense on lease inducement for each of the years ended December 31, 2023, 2022 and 2021 was $351,000 and is recorded as a decrease to real estate revenue in our accompanying consolidated statements of operations and comprehensive loss. For the years ended December 31, 2023, 2022 and 2021, we did not incur any impairment losses with respect to our investments in unconsolidated entities.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Mortgage Loans Payable, Net
Mortgage loans payable, net consisted of the following as of December 31, 2023 and 2022 (dollars in thousands):

	December 31,
	2023	2022
Total fixed-rate debt (76 loans and 68 loans as of December 31, 2023 and 2022, respectively)	$990,325	$885,892
Total variable-rate debt (13 loans and 11 loans as of December 31, 2023 and 2022, respectively)	335,988	368,587
Total fixed- and variable-rate debt	1,326,313	1,254,479
Less: deferred financing costs, net	(9,713)	(8,845)
Add: premium	167	237
Less: discount	(14,371)	(16,024)
Mortgage loans payable, net	$1,302,396	$1,229,847

Based on interest rates in effect as of December 31, 2023 and 2022, effective interest rates on mortgage loans payable ranged from 2.21% to 8.46% per annum and 2.21% to 7.26% per annum, respectively, with a weighted average effective interest rate of 4.72% and 5.29%, respectively. We are required by the terms of certain loan documents to meet certain reporting requirements and covenants, such as net worth ratios, fixed charge coverage ratios and leverage ratios.
The following table reflects the changes in the carrying amount of mortgage loans payable, net for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022
Beginning balance	$1,229,847	$1,095,594
Additions:
Borrowings under mortgage loans payable	160,442	186,227
Assumption of mortgage loans payable, net	10,884	149,861
Amortization of deferred financing costs	2,284	2,332
Amortization of discount/premium on mortgage loans payable, net	3,549	2,242
Deductions:
Scheduled principal payments on mortgage loans payable	(64,792)	(104,384)
Early payoff of mortgage loans payable	(9,809)	(90,871)
Payoff of a mortgage loans payable due to disposition of real estate investments	(26,856)	(8,637)
Deferred financing costs	(3,153)	(2,517)
Ending balance	$1,302,396	$1,229,847
For the year ended December 31, 2023, we incurred a loss on the early extinguishment of a mortgage loan payable of $345,000, which is recorded as an increase to interest expense in our accompanying consolidated statements of operations and comprehensive loss. Such loss was related to the payoff of a mortgage loan payable due to the disposition of the underlying real estate investment in August 2023.
For the year ended December 31, 2022, we incurred an aggregate loss on the early extinguishment of mortgage loans payable of $2,005,000. Such aggregate loss was primarily related to the payoff of a mortgage loan payable due to the disposition of a real estate investment in September 2022, the payoff of a construction loan in December 2022 and the write-off of unamortized loan discount related to eight mortgage loans payable that we refinanced on January 1, 2022 that were due to mature in 2044 through 2052.
For the year ended December 31, 2021, we incurred an aggregate loss on the extinguishment of mortgage loans payable of $2,425,000. Such loss was primarily related to the write-off of unamortized deferred financing costs of 10 mortgage loans payable that we refinanced on January 29, 2021 and one mortgage loan payable that we refinanced on December 1, 2021 that were due to mature in 2053 and 2049, respectively.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2023, the principal payments due on our mortgage loans payable for each of the next five years ending December 31 and thereafter were as follows (in thousands):

Year	Amount
2024	$311,445
2025	166,853
2026	171,432
2027	50,175
2028	16,421
Thereafter	609,987
Total	$1,326,313
9. Lines of Credit and Term Loan
2022 Credit Facility
On January 19, 2022, we, through our operating partnership, as borrower, and certain of our subsidiaries, or the subsidiary guarantors, collectively as guarantors, entered into an agreement, or the 2022 Credit Agreement, to amend and restate the credit agreement for our existing credit facility with Bank of America, N.A., or Bank of America, KeyBank National Association, Citizens Bank, National Association, and the lenders named therein. The 2022 Credit Agreement provided for a credit facility with an aggregate maximum principal amount up to $1,050,000,000, or the 2022 Credit Facility, which consisted of a senior unsecured revolving credit facility in the initial aggregate amount of $500,000,000 and a senior unsecured term loan facility in the initial aggregate amount of $550,000,000. The proceeds of loans made under the 2022 Credit Facility could have been used for refinancing existing indebtedness and for general corporate purposes including for working capital, capital expenditures and other corporate purposes not inconsistent with obligations under the 2022 Credit Agreement. We could have also obtained up to $25,000,000 in the form of standby letters of credit pursuant to the 2022 Credit Facility. Unless defined herein, all capitalized terms under this “2022 Credit Facility” subsection are defined in the 2022 Credit Agreement.
Under the terms of the 2022 Credit Agreement, the revolving loans matured on January 19, 2026, and could have been extended for one 12-month period, subject to the satisfaction of certain conditions, including payment of an extension fee. The term loan would have matured on January 19, 2027, and could not be extended. The maximum principal amount of the 2022 Credit Facility could have been increased by an aggregate incremental amount of $700,000,000, subject to: (i) the terms of the 2022 Credit Agreement; and (ii) at least five business days’ prior written notice to Bank of America.
The 2022 Credit Facility bore interest at varying rates based upon, at our option, (i) Daily SOFR, plus the Applicable Rate for Daily SOFR Rate Loans or (ii) the Term SOFR, plus the Applicable Rate for Term SOFR Rate Loans. If, under the terms of the 2022 Credit Agreement, there was an inability to determine the Daily SOFR or the Term SOFR then the 2022 Credit Facility bore interest at a rate per annum equal to the Base Rate plus the Applicable Rate for Base Rate Loans. The loans could have been repaid in whole or in part without prepayment premium or penalty, subject to certain conditions.
The 2022 Credit Agreement required us to add additional subsidiaries as guarantors in the event the value of the assets owned by the subsidiary guarantors fell below a certain threshold as set forth in the 2022 Credit Agreement. In the event of default, Bank of America had the right to terminate the commitment of each Lender to make Loans and any obligation of the L/C Issuer to make L/C Credit Extensions under the 2022 Credit Agreement, and to accelerate the payment on any unpaid principal amount of all outstanding loans and interest thereon. On March 1, 2023, we entered into an amendment to the 2022 Credit Agreement, or the First Amendment. The material terms of the First Amendment provided for revisions to certain financial covenants for a limited period of time. Except as modified by the terms of the First Amendment, the material terms of the 2022 Credit Agreement remained in full force and effect.
As of both December 31, 2023 and 2022, our aggregate borrowing capacity under the 2022 Credit Facility was $1,050,000,000, excluding the $25,000,000 in standby letters of credit described above. As of December 31, 2023 and 2022, borrowings outstanding under the 2022 Credit Facility totaled $914,900,000 ($914,144,000, net of deferred financing costs related to the senior unsecured term loan facility portion of the 2022 Credit Facility) and $965,900,000 ($965,060,000, net of deferred financing costs related to the senior unsecured term loan facility portion of the 2022 Credit Facility), respectively, and the weighted average interest rate on such borrowings outstanding was 7.08% and 6.07% per annum, respectively. As of December 31, 2023, we entered into interest rate swaps to mitigate the risk associated with the entire $550,000,000 outstanding borrowing amount of our term loan. See Note 10, Derivative Financial Instruments, for a further discussion.

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
On February 14, 2024, we, through our operating partnership, entered into an agreement, or the 2024 Credit Agreement, that amends, restates, supersedes and replaces the 2022 Credit Agreement. See Note 21, Subsequent Events — 2024 Credit Facility, for a further discussion.
2019 Trilogy Credit Facility
We, through Trilogy RER, LLC, are party to an amended and restated loan agreement, or the 2019 Trilogy Credit Agreement, among certain subsidiaries of Trilogy OpCo, LLC, Trilogy RER, LLC, and Trilogy Pro Services, LLC; KeyBank; CIT Bank, N.A.; Regions Bank; KeyBanc Capital Markets, Inc.; Regions Capital Markets; Bank of America; The Huntington National Bank; and a syndicate of other banks, as lenders named therein, with respect to a senior secured revolving credit facility that had an aggregate maximum principal amount of $360,000,000, consisting of: (i) a $325,000,000 secured revolver supported by real estate assets and ancillary business cash flow and (ii) a $35,000,000 accounts receivable revolving credit facility supported by eligible accounts receivable, or the 2019 Trilogy Credit Facility. The proceeds of the 2019 Trilogy Credit Facility may be used for acquisitions, debt repayment and general corporate purposes. The maximum principal amount of the 2019 Trilogy Credit Facility could be increased by up to $140,000,000, for a total principal amount of $500,000,000, subject to certain conditions. Unless defined herein, all capitalized terms under this “2019 Trilogy Credit Facility” subsection are defined in the 2019 Trilogy Credit Agreement, as amended.
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
The 2019 Trilogy Credit Facility was due to mature on September 5, 2023; however, pursuant to the terms of the 2019 Trilogy Credit Agreement, at such time we extended the maturity date for one 12-month period to mature on September 5, 2024, and paid an extension fee of $600,000. On December 21, 2023, we further amended such agreement to extend the maturity date to June 5, 2025 and paid an extension fee of $745,000. At our option, the 2019 Trilogy Credit Facility bears interest at per annum rates equal to (a) SOFR, plus 2.75% for SOFR Rate Loans and (b) for Base Rate Loans, 1.75% plus the highest of: (i) the fluctuating rate per annum of interest in effect for such day as established from time to time by KeyBank as its prime rate, (ii) 0.50% above the Federal Funds Effective Rate, and (iii) 1.00% above one-month Adjusted Term SOFR.
As of both December 31, 2023 and 2022, our aggregate borrowing capacity under the 2019 Trilogy Credit Facility was $400,000,000. As of December 31, 2023 and 2022, borrowings outstanding under the 2019 Trilogy Credit Facility totaled $309,823,000 and $316,734,000, respectively, and the weighted average interest rate on such borrowings outstanding was 8.20% and 7.17% per annum, respectively. On December 21, 2023, we, through Trilogy RER, LLC, entered into an interest rate swap transaction to mitigate the risk with respect to $200,000,000 of our borrowings under the 2019 Trilogy Credit Facility. See Note 10, Derivative Financial Instruments, for a further discussion.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Derivative Financial Instruments
We use derivative financial instruments to manage interest rate risk associated with variable-rate debt. We recorded such derivative financial instruments in our accompanying consolidated balance sheets as either an asset or a liability, as applicable, measured at fair value. We did not have any derivative financial instruments as of December 31, 2022. The following table lists the derivative financial instruments held by us as of December 31, 2023, which were included in other assets and other liabilities in our accompanying consolidated balance sheets (dollars in thousands):

Instrument	Notional Amount	Index	Interest Rate	Effective Date	Maturity Date	Fair Value December 31, 2023
Swap	$275,000	one month Term SOFR	3.74%	02/01/23	01/19/26	$1,463
Swap	275,000	one month Term SOFR	4.41%	08/08/23	01/19/26	(2,178)
Swap	200,000	one month Term SOFR	4.40%	01/05/24	06/05/25	(211)
	$750,000					$(926)
As of December 31, 2023, none of our derivative financial instruments were designated as hedges. Derivative financial instruments not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements. For the years ended December 31, 2023, 2022 and 2021, we recorded a net (loss) gain in the fair value of derivative financial instruments of $(926,000), $500,000 and $8,200,000, respectively, as a (increase)/decrease to total interest expense in our accompanying consolidated statements of operations and comprehensive loss. Included in the gain in the fair value of derivative instruments recognized for the year ended December 31, 2021 is $823,000 related to the fair value of an interest rate swap entered into by GAHR IV, which matured on November 19, 2021.
See Note 15, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments.
11. Commitments and Contingencies
Litigation
We are not presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us, which, if determined unfavorably to us, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Environmental Matters
We follow a policy of monitoring our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist at our properties, we are not currently aware of any environmental liability with respect to our properties that would have a material adverse effect on our consolidated financial position, results of operations or cash flows. Further, we are not aware of any material environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.
Other
Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business, which include calls/puts to sell/acquire properties. In our view, these matters are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.
12. Redeemable Noncontrolling Interests
As of both December 31, 2023 and 2022, we, through our direct and indirect subsidiaries, owned a 95.0% general partnership interest in our operating partnership, and the remaining 5.0% limited partnership interest in our operating partnership was owned by the NewCo Sellers. Some of the limited partnership units outstanding, which account for approximately 1.0% of our total operating partnership units outstanding, have redemption features outside of our control and are accounted for as redeemable noncontrolling interests presented outside of permanent equity in our accompanying consolidated balance sheets.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2023 and 2022, we, through Trilogy REIT Holdings, in which we indirectly hold a 76.0% ownership interest, owned approximately 97.5% and 96.2%, respectively, of the outstanding equity interests of Trilogy. As of December 31, 2023 and 2022, certain members of Trilogy’s management and certain members of an advisory committee to Trilogy’s board of directors owned approximately 2.5% and 3.8%, respectively, of the outstanding equity interests of Trilogy. We account for such equity interests as redeemable noncontrolling interests in our accompanying consolidated balance sheets in accordance with FASB ASC Topic 480-10-S99-3A given certain features associated with such equity interests. For the year ended December 31, 2023, we redeemed a portion of the equity interests owned by a member of Trilogy’s management and a member of Trilogy’s advisory committee for an aggregate of $17,150,000. As of December 31, 2023, we reclassified the balance of the remaining equity interest owned by such member of Trilogy’s advisory committee from redeemable noncontrolling interest to other liabilities in our accompanying consolidated balance sheet, and subsequently redeemed such interest in January 2024 for cash of approximately $25,312,000. In October 2022, we redeemed a portion of the equity interests owned by certain previous or current members of Trilogy’s management and advisory committee for cash of $3,707,000.
As of December 31, 2023 and 2022, we own, through our operating partnership, approximately 98.0% of the joint ventures with an affiliate of Meridian Senior Living, LLC, or Meridian, that owned Central Florida Senior Housing Portfolio, Pinnacle Beaumont ALF and Pinnacle Warrenton ALF. The noncontrolling interests held by Meridian have redemption features outside of our control and are accounted for as redeemable noncontrolling interests in our accompanying consolidated balance sheets. See Note 3, Real Estate Investments, Net — Dispositions of Real Estate Investments, for dispositions within our Central Florida Senior Housing Portfolio in 2023 and 2022.
We previously owned 90.0% of the joint venture with Avalon Health Care, Inc., or Avalon, that owned Catalina West Haven ALF and Catalina Madera ALF. The noncontrolling interests held by Avalon had redemption features outside of our control and were accounted for as redeemable noncontrolling interests until December 1, 2022, when we exercised our right to purchase the remaining 10.0% of the joint venture with Avalon for a contract purchase price of $295,000. As such, 10.0% of the net earnings of such joint venture were allocated to redeemable noncontrolling interests in our accompanying consolidated statements of operations and comprehensive loss following the Merger and through November 30, 2022.
We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the years ended December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Beginning balance	$81,598	$72,725
Additional redeemable noncontrolling interest	—	273
Reclassification from equity	83	83
Reclassification to other liabilities	(25,312)	—
Distributions	(1,369)	(2,817)
Repurchase of redeemable noncontrolling interests	(17,150)	(4,034)
Adjustment to redemption value	(2,944)	15,773
Net loss attributable to redeemable noncontrolling interests	(1,063)	(405)
Ending balance	$33,843	$81,598
13. Equity
Preferred Stock
Pursuant to our charter, we are authorized to issue 200,000,000 shares of our preferred stock, $0.01 par value per share. As of both December 31, 2023 and 2022, no shares of preferred stock were issued and outstanding.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Common Stock
Pursuant to our charter, as amended, we are authorized to issue 1,000,000,000 shares of our common stock, $0.01 par value per share, whereby 200,000,000 shares are classified as Class T common stock and 800,000,000 shares were classified as Class I common stock. On January 26, 2024, we further amended our charter to reclassify shares of our Class I common stock such that 200,000,000 shares are classified as Class T common stock, 100,000,000 shares are classified as Class I common stock and 700,000,000 shares are classified as common stock without any designation as to class or series.
On October 4, 2021, our board authorized the reinstatement of our distribution reinvestment plan, as amended, or the AHR DRIP, to offer up to $100,000,000 of shares of our common stock pursuant to a Registration Statement on Form S-3 under the Securities Act filed by GAHR IV, or the AHR DRIP Offering. On November 14, 2022, our board suspended the AHR DRIP Offering beginning with the distributions declared, if any, for the quarter ending December 31, 2022. As a result of the suspension of the AHR DRIP, unless and until our board reinstates the AHR DRIP Offering, stockholders who are current participants in the AHR DRIP will be paid future distributions in cash. See Note 1, Organization and Description of Business — Public Offerings, and the “Distribution Reinvestment Plan” section below for a further discussion.
We effected a one-for-four reverse split of our common stock on November 15, 2022 and a corresponding reverse split of the partnership units in our operating partnership. As a result of the Reverse Splits, every four shares of our common stock or four partnership units in our operating partnership were automatically combined and converted into one issued and outstanding share of our common stock of like class, or one partnership unit of like class, as applicable, rounded to the nearest 1/100th share or unit. The Reverse Splits impacted all classes of common stock and partnership units proportionately and had no impact on any stockholder’s or partner’s ownership percentage. Neither the number of authorized shares nor the par value of the Class T common stock and Class I common stock were ultimately impacted. All numbers of common shares and per share data, as well as partnership units in our operating partnership, in our accompanying consolidated financial statements and related notes have been retroactively adjusted for all periods presented to give effect to the Reverse Splits.
On February 9, 2024, we closed the 2024 Offering and issued 64,400,000 shares of common stock, $0.01 par value per share, for a total of $772,800,000 in gross proceeds, including the exercise in full of the underwriters’ overallotment option to purchase up to an additional 8,400,000 shares of common stock. In conjunction with the 2024 Offering, such shares of common stock were listed on the NYSE and began trading on February 7, 2024.
Our Class T common stock and Class I common stock are identical to our common stock, except that such shares are not currently listed on the NYSE or any other national securities exchange. Upon the six month anniversary of the listing of our common stock for trading on the NYSE, which is August 5, 2024, each share of our Class T common stock and Class I common stock will automatically, and without any stockholder action, convert into one share of our listed common stock.
Distribution Reinvestment Plan
Our DRIP allowed our stockholders to elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of our common stock in lieu of receiving cash distributions. However, on November 14, 2022, our board suspended the DRIP offering beginning with the distributions declared for the quarter ended December 31, 2022. As a result of the suspension of the DRIP offering, unless and until our board reinstates the DRIP offering, stockholders who are current participants in the DRIP were or will be paid distributions in cash. As of both December 31, 2023 and 2022, a total of $91,448,000 in distributions were reinvested that resulted in 2,431,695 shares of common stock being issued pursuant to the AHR DRIP Offering.
Since October 5, 2016, our board had approved and established an estimated per share net asset value, or NAV, annually. Commencing with the distribution payment to stockholders paid in the month following such board approval, shares of our common stock issued pursuant to our distribution reinvestment plan were issued at the current estimated per share NAV until such time as our board determined an updated estimated per share NAV.
For the year ended December 31, 2023, there were no distributions reinvested and no shares of our common stock were issued pursuant to our DRIP offerings. For the years ended December 31, 2022 and 2021, $36,812,000 and $7,666,000, respectively, in distributions were reinvested and 992,964 and 207,866 shares of our common stock, respectively, were issued pursuant to our DRIP offerings.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Pursuant to our share repurchase plan, the repurchase price is equal to the lesser of (i) the amount per share that a stockholder paid for their shares of our common stock, or (ii) the most recent estimated value of one share of our common stock, as determined by our board, except that the repurchase price with respect to repurchases resulting from the death or qualifying disability of stockholders was equal to the most recently published estimated per share NAV. On October 4, 2021, as a result of the Merger, our board authorized the partial reinstatement of our share repurchase plan with respect to requests to repurchase shares resulting from the death or qualifying disability of stockholders, effective with respect to qualifying repurchases for the fiscal quarter ending December 31, 2021. All share repurchase requests other than those requests resulting from the death or qualifying disability of stockholders were rejected. On November 14, 2022, our board suspended our share repurchase plan beginning with share repurchase requests for the quarter ending December 31, 2022. All share repurchase requests, including requests resulting from the death or qualifying disability of stockholders, commencing with the quarter ended December 31, 2022, will not be processed, will be considered canceled in full and will not be considered outstanding repurchase requests.
For the years ended December 31, 2023, 2022 and 2021, we repurchased 1,681, 559,195 and 10,356 shares of our common stock, respectively, for an aggregate of $62,000, $20,699,000 and $382,000, respectively, at an average repurchase price of $37.16, $37.02 and $36.88 per share, respectively, pursuant to our share repurchase plan. All shares were repurchased using the cumulative proceeds we received from the sale of shares of our common stock pursuant to our DRIP offerings.
Noncontrolling Interests in Total Equity
Membership Interest in Trilogy REIT Holdings
As of December 31, 2023 and 2022, Trilogy REIT Holdings owned approximately 97.5% and 96.2%, respectively, of Trilogy. Prior to October 1, 2021, we were the indirect owner of a 70.0% interest in Trilogy REIT Holdings pursuant to an amended joint venture agreement with an indirect, wholly-owned subsidiary of NorthStar Healthcare Income, Inc., or NHI, and a wholly-owned subsidiary of GAHR IV Operating Partnership. We serve as the managing member of Trilogy REIT Holdings. In connection with the Merger, the wholly-owned subsidiary of GAHR IV Operating Partnership sold its 6.0% interest in Trilogy REIT Holdings to GAHR III, thereby increasing our indirect ownership in Trilogy REIT Holdings to 76.0%. Through September 30, 2021, 30.0% of the net earnings of Trilogy REIT Holdings were allocated to noncontrolling interests, and since October 1, 2021, 24.0% of the net earnings of Trilogy REIT Holdings were allocated to a noncontrolling interest.
On November 3, 2023, we entered into a Membership Interest Purchase Agreement, or the MIPA, with subsidiaries of NHI, which provides us with the option to purchase their 24.0% minority membership interest in Trilogy REIT Holdings. If we exercise this purchase option, we will own 100% of Trilogy REIT Holdings, which (assuming that there are no changes in the equity capitalization of Trilogy prior to consummation of the purchase) will in turn cause us to indirectly own approximately 97.5% of Trilogy. Subject to our first satisfying certain closing conditions, the option is exercisable for a closing before September 30, 2025 assuming that we exercise both extension options described below. If we exercise our purchase option, the all-cash purchase price would be $240,500,000 if we consummate the purchase on or before March 31, 2024, would increase to $247,000,000 if we consummate the purchase from April 1, 2024 to and including December 31, 2024 and would further increase to $260,000,000 if we consummate the purchase on or after January 1, 2025.
The MIPA also allows us (at our election), instead of paying all cash, to consummate the purchase transaction by using a combination of cash and the issuance of new Series A Cumulative Convertible Preferred Stock, $0.01 par value per share, or our Convertible Preferred Stock, as purchase price consideration. We must pay at least a minimum amount of the purchase price in cash, in which case we would pay the remaining amount in shares of our Convertible Preferred Stock. The minimum cash amount will be $24,050,000 if we consummate the purchase on or before March 31, 2024, $24,700,000 if we consummate the purchase from April 1, 2024 to and including December 31, 2024, or $26,000,000 if we consummate the purchase on or after January 1, 2025. If issued, our Convertible Preferred Stock will be perpetual, will have a cumulative cash dividend with an

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
initial annual rate of 4.75% (on the liquidation preference per share of $25.00 of our Convertible Preferred Stock) and will be redeemable by us at any time. The annual dividend rate will increase over time, and the redemption price will vary based on the date of redemption. In addition, holders of shares of our Convertible Preferred Stock will have the right, at any time on or after July 1, 2026 and from time to time, to convert some or all of such shares into shares of our common stock, subject to certain customary exceptions. As of December 31, 2023, we did not exercise the MIPA purchase option.
Other Noncontrolling Interests
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
In December 2021, we redeemed a part of the time-based Profit Interests and all of the performance-based Profit Interests that were included in noncontrolling interests in total equity. We redeemed such Profit Interests for $16,517,000, which was paid $8,650,000 in cash and $7,867,000 through the issuance of additional equity interests in Trilogy that are classified as redeemable noncontrolling interests in our consolidated balance sheets. There were no canceled, expired or exercised Profit Interests during the years ended December 31, 2023 and 2022. For the years ended December 31, 2023, 2022 and 2021, we recognized stock compensation expense related to the Profit Interests of $83,000, $83,000 and $8,801,000, respectively.
One of our consolidated subsidiaries issued non-voting preferred shares of beneficial interests to qualified investors for total proceeds of $125,000. These preferred shares of beneficial interests are entitled to receive cumulative preferential cash dividends at the rate of 12.5% per annum. We classify the value of the subsidiary’s preferred shares of beneficial interests as noncontrolling interests in our accompanying consolidated balance sheets and the dividends of the preferred shares of beneficial interests in net income or loss attributable to noncontrolling interests in our accompanying consolidated statements of operations and comprehensive loss.
As of both December 31, 2023 and 2022, we owned an 86.0% interest in a consolidated limited liability company that owns Lakeview IN Medical Plaza. As such, 14.0% of the net earnings of Lakeview IN Medical Plaza were allocated to noncontrolling interests in our accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2023, 2022 and 2021. On February 6, 2024, we purchased the 14.0% membership interest in the consolidated limited liability company that owns Lakeview IN Medical Plaza from an unaffiliated third party for a contract purchase price of $441,000. In connection with such purchase and as of such date, we own a 100% interest in such limited liability company.
As of both December 31, 2023 and 2022, we owned a 90.6% membership interest in a consolidated limited liability company that owns Southlake TX Hospital. As such, 9.4% of the net earnings of Southlake TX Hospital were allocated to noncontrolling interests in our accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2023, 2022 and 2021.
Upon consummation of the Merger, through our operating partnership, we acquired an approximate 90.0% interest in a joint venture that owns the Louisiana Senior Housing Portfolio. As such, 10.0% of the net earnings of the joint venture were allocated to noncontrolling interests in our accompanying consolidated statements of operations and comprehensive loss since October 1, 2021.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As discussed in Note 1, Organization and Description of Business, as of both December 31, 2023 and 2022, we, through our direct and indirect subsidiaries, own a 95.0% general partnership interest in our operating partnership, and the remaining 5.0% limited partnership interest in our operating partnership is owned by the NewCo Sellers. As of both December 31, 2023 and 2022, 4.0% of our total operating partnership units outstanding is presented in total equity in our accompanying consolidated balance sheets. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.
Equity Compensation Plans
GAHR III 2013 Incentive Plan
Prior to the REIT Merger, GAHR III adopted the Griffin-American Healthcare REIT III, Inc. Incentive Plan, or the 2013 Incentive Plan, pursuant to which its board, or a committee of its independent directors, could grant options, shares of our common stock, stock purchase rights, stock appreciation rights or other awards to its independent directors, employees and consultants.
Under the 2013 Incentive Plan, GAHR III granted an aggregate of 33,750 shares of its restricted common stock, or I RSAs as defined below, which is equal to 31,273 shares of restricted Class I common stock, using the conversion ratio of 0.9266 shares of GAHR IV Class I common stock for each share of GAHR III restricted common stock, as determined in the Merger. Such restricted shares vest as to 20.0% of the shares on the date of grant and on each anniversary thereafter over four years from the date of grant and are subject to continuous service through the vesting dates. As of the Merger date, 4,170 shares such I RSAs remained unvested with a weighted average grant date fair value of $40.38.
AHR Incentive Plan
Pursuant to the AHR Incentive Plan, our board (with respect to options and restricted shares of common stock granted to independent directors), or our compensation committee (with respect to any other award), may grant options, restricted shares of common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, officers, employees and consultants. The AHR Incentive Plan terminates on June 15, 2033, and the maximum number of shares of our common stock that may be issued pursuant to such plan is 4,000,000 shares.
Restricted common stock
Pursuant to the AHR Incentive Plan, through December 31, 2023, we granted an aggregate of 315,459 shares of our restricted common stock, or RSAs, which include restricted Class T common stock and restricted Class I common stock, as defined in the AHR Incentive Plan. RSAs were granted to our independent directors in connection with their initial election or re-election to our board or in consideration of their past services rendered. In addition, certain executive officers and key employees received grants of restricted Class T common stock. In February 2024, we also granted an aggregate of 972,222 RSAs to independent directors, executive officers and certain employees upon completion of the 2024 Offering. RSAs generally have a vesting period ranging from one to four years and are subject to continuous service through the vesting dates.
Restricted stock units
Pursuant to the AHR Incentive Plan, through December 31, 2023, we granted to our executive officers an aggregate 70,751 of performance-based restricted stock units, or PBUs, representing the right to receive shares of our Class T common stock upon vesting. We also granted to our executive officers and certain employees 169,529 time-based restricted stock units, or TBUs, representing the right to receive shares of our Class T common stock upon vesting. PBUs and TBUs are collectively referred to as RSUs. RSUs granted to executive officers and employees, generally have a vesting period of up to three years and are subject to continuous service through the vesting dates and any performance conditions, as applicable.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of the status of our nonvested RSAs and RSUs as of December 31, 2023 and 2022 and the changes for the years ended December 31, 2023 and 2022 is presented below:

	Number of Nonvested RSAs	Weighted Average Grant Date Fair Value	Number of Nonvested RSUs		Weighted Average Grant Date Fair Value
Balance — December 31, 2021	222,886	$36.99	—		$—
Granted	18,689	$37.16	60,077		$37.16
Vested	(58,335)	$37.14	—		$—
Forfeited	—	$—	(11,524)		$37.16
Balance — December 31, 2022	183,240	$36.97	48,553		$37.16
Granted	26,156	$31.83	191,728		$31.40
Vested	(62,352)	$37.11	(6,400)	(1)	$37.16
Forfeited	—	—	(5,800)		$32.57
Balance — December 31, 2023	147,044	$35.99	228,081		$32.43
___________
(1)Amount includes 2,280 shares of common stock that were withheld from issuance to satisfy employee minimum tax withholding requirements associated with the vesting of RSUs during the year ended December 31, 2023.
For the years ended December 31, 2023 and 2022, pursuant to the AHR Incentive Plan, we granted 26,156 and 18,689 shares of our restricted common stock, respectively, at a weighted average grant date fair value of $31.83 and $37.16 per share, respectively, to our executives and to our independent directors in connection with their election or re-election to our board. For the years ended December 31, 2023 and 2022, we recognized stock compensation expense related to awards granted pursuant to the AHR Incentive Plan of $5,385,000 and $3,935,000, respectively, based on the grant date fair value, which is equal to the most recently published estimated per share NAV. Stock compensation expense is included in general and administrative expenses in our accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2023 and 2022, there was $6,865,000 and $6,888,000, respectively, of total unrecognized compensation expense, net of estimated forfeitures, related to nonvested RSAs and RSUs. As of December 31, 2023, this expense is expected to be recognized over a remaining weighted average period of 1.6 years.
14. Related Party Transactions
Fees and Expenses Paid to Affiliates
Through September 30, 2021, we were externally advised by our former advisor pursuant to an advisory agreement, as amended, or the Advisory Agreement, between us and our former advisor. Our former advisor, subject to the oversight and review of our board, provided asset management, property management, acquisition, disposition and other advisory services on our behalf consistent with our investment policies and objectives. Until September 30, 2021, all of our executive officers were officers of our former advisor and officers, limited partners and/or members of one of our former co-sponsors and other affiliates of our former advisor.
Prior to the Merger and the AHI Acquisition, our former advisor was 75.0% owned and managed by wholly-owned subsidiaries of AHI and 25.0% owned by a wholly-owned subsidiary of Griffin Capital, or collectively, our former cosponsors. Prior to the AHI Acquisition, AHI was 47.1% owned by AHI Group Holdings, 45.1% indirectly owned by DigitalBridge Group, Inc. (NYSE: DBRG), or DigitalBridge, and 7.8% owned by James F. Flaherty III. We were not affiliated with Griffin Capital, DigitalBridge or Mr. Flaherty; however, we were affiliated with our former advisor, AHI and AHI Group Holdings.
On December 20, 2021, the Advisory Agreement was assigned to NewCo, and as a result, any fees that would have otherwise been payable to our former advisor are no longer being paid to a third party. Following the consummation of the Merger in October 2021, we became self-managed and as a result we no longer incur any fees or expense reimbursements to our former advisor and its affiliates arising from the Advisory Agreement.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We did not incur any fees and expenses to our third-party affiliates for the years ended December 31, 2023 and 2022. Fees and expenses incurred to our former advisor or its affiliates for the year ended December 31, 2021 were as follows (in thousands):

Year Ended
December 31, 2021
Asset management fees(1)	$16,187
Property management fees(2)	1,993
Acquisition fees(3)	1,363
Development fees(4)	856
Lease fees(5)	410
Operating expenses(6)	160
Construction management fees(7)	144
Total	$21,113
___________
(1)Asset management fees were included in general and administrative expenses in our accompanying consolidated statements of operations and comprehensive loss.
(2)Property management fees were included in rental expenses or general and administrative expenses in our accompanying consolidated statements of operations and comprehensive loss, depending on the property type from which the fee was incurred.
(3)Acquisition fees in connection with the acquisition of properties accounted for as asset acquisitions or the acquisition of real estate-related investments were capitalized as part of the associated investments in our accompanying consolidated balance sheets.
(4)Development fees were capitalized as part of the associated investments in our accompanying consolidated balance sheets.
(5)Lease fees were capitalized as costs of entering into new leases and included in other assets, net in our accompanying consolidated balance sheets.
(6)We reimbursed our former advisor or its affiliates for operating expenses incurred in rendering services to us, subject to certain limitations. For the 12 months ended December 31, 2021, our operating expenses did not exceed such limitations. Operating expenses were generally included in general and administrative expenses in our accompanying consolidated statements of operations and comprehensive loss.
(7)Construction management fees were capitalized as part of the associated asset and included in real estate investments, net in our accompanying consolidated balance sheets.
Registration Rights Agreement
Upon consummation of the AHI Acquisition, GAHR III and the Surviving Partnership entered into a registration rights agreement, or the Registration Rights Agreement, with Griffin-American Strategic Holdings, LLC, or HoldCo, pursuant to which, subject to certain limitations therein, as promptly as practicable following the later of the expiration of (i) the period commencing on the closing of the AHI Acquisition and ending upon the earliest to occur of (a) the second anniversary date of the issuance of the Surviving Partnership OP units issued in connection with the AHI Acquisition, (b) a change of control of Merger Sub and (c) the listing of shares of our common stock on a national securities exchange, or the Lock-Up Period; and (ii) the date on which we are eligible to file a registration statement (but in any event no later than 180 days after such date), we, as the indirect parent company of the Surviving Partnership, are required to file a shelf registration statement with the SEC under the Securities Act covering the resale of the shares of our Class I common stock issued or issuable in redemption of the Surviving Partnership OP units that the Surviving Partnership issued as consideration in the AHI Acquisition. The Registration Rights Agreement also grants HoldCo (or any successor holder of such shares) demand rights to request additional registration statement filings as well as “piggyback” registration rights, in each case on or after the expiration of the Lock-Up Period. In connection with the Merger, we assumed from GAHR III the Registration Rights Agreement and GAHR III’s obligations thereunder in their entirety. In connection with the 2024 Offering, the Holders (as defined in the Registration Rights

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Agreement) have agreed that, without the prior written consent of the representatives on behalf of the underwriters of the 2024 Offering, during the period ending 180 days after the date of listing of our common stock for trading on a national securities exchange, they will not, and will not publicly disclose an intention to, directly or indirectly, among others, subject to certain exceptions, exercise their registration rights under the Registration Rights Agreement.
15. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2023, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instrument	$—	$1,463	$—	$1,463
Total assets at fair value	$—	$1,463	$—	$1,463
Liabilities:
Derivative financial instruments	$—	$2,389	$—	$2,389
Total liabilities at fair value	$—	$2,389	$—	$2,389
We did not have any assets and liabilities measured at fair value on a recurring basis as of December 31, 2022. There were no transfers into and out of fair value measurement levels during the years ended December 31, 2023 and 2022.
Warrants
As of December 31, 2023, we did not have any warrants outstanding. During the fourth quarter of 2022, we redeemed all the warrants in common units held by certain members of Trilogy’s management for $678,000 in cash, and as a result, we did not have any warrants outstanding as of December 31, 2022. Such warrants had redemption features similar to the common units held by members of Trilogy’s management. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.
Derivative Financial Instruments
We entered into interest rate swaps to manage interest rate risk associated with variable-rate debt. We also previously used interest rate caps to manage such interest rate risk. The valuation of these instruments was determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows of each derivative. Such valuation reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, as well as option volatility. The fair values of our interest rate swaps were determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts were based on an expectation of future interest rates derived from observable market interest rate curves.
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
Although we determined that the majority of the inputs used to value our derivative financial instruments fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this instrument utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of December 31, 2023, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy. On January 25, 2022, our prior interest rate swap contracts matured and as of December 31, 2022, we did not have any derivative financial instruments.

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
We consider the carrying values of cash and cash equivalents, restricted cash, accounts and other receivables and accounts payable and accrued liabilities to approximate the fair value for these financial instruments based upon an evaluation of the underlying characteristics and market data, in light of the short period of time between origination of the instruments and their expected realization. The fair values of the other financial instruments are classified in Level 2 of the fair value hierarchy.
The fair value of our debt security investment is estimated using a discounted cash flow analysis using interest rates available to us for investments with similar terms and maturities. The fair values of our mortgage loans payable and our lines of credit and term loan are estimated using discounted cash flow analyses using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that the valuations of our debt security investment, mortgage loans payable and lines of credit and term loan are classified in Level 2 within the fair value hierarchy. The carrying amounts and estimated fair values of such financial instruments as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31,
	2023		2022
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Financial Assets:
Debt security investment	$86,935	$93,304	$83,000	$93,230
Financial Liabilities:
Mortgage loans payable	$1,302,396	$1,185,260	$1,229,847	$1,091,667
Lines of credit and term loan	$1,220,137	$1,225,890	$1,277,460	$1,285,205
___________
(1)Carrying amount is net of any discount/premium and unamortized deferred financing costs.
16. Income Taxes
As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our stockholders. We have elected to treat certain of our consolidated subsidiaries as TRS pursuant to the Code. TRS may participate in services that would otherwise be considered impermissible for REITs and are subject to federal and state income tax at regular corporate tax rates.
The components of income or loss before taxes for the years ended December 31, 2023, 2022 and 2021, were as follows (in thousands):

	December 31,
	2023	2022	2021
Domestic	$(75,843)	$(72,510)	$(52,001)
Foreign	(381)	(287)	(312)
Loss before income taxes	$(76,224)	$(72,797)	$(52,313)

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of income tax benefit or expense for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	December 31,
	2023	2022	2021
Federal deferred	$(655)	$(8,176)	$(12,033)
State deferred	210	(2,099)	(2,908)
Federal current	10	—	—
State current	(3)	—	329
Foreign current	656	586	627
Valuation allowances	445	10,275	14,941
Total income tax expense	$663	$586	$956
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
We recognize the effects of an uncertain tax position on the financial statements, when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of both December 31, 2023 and 2022, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying consolidated financial statements.
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of both December 31, 2023 and 2022, our valuation allowance fully reserves the net deferred tax assets due to historical losses and inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Any increases or decreases to the deferred income tax assets or liabilities are reflected in income tax (expense) benefit in our accompanying consolidated statements of operations and comprehensive loss. The components of deferred tax assets and liabilities as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31,
	2023	2022
Deferred income tax assets:
Fixed assets and intangibles	$7,297	$8,271
Expense accruals and other	10,535	18,189
Net operating loss and other carry forwards	57,011	50,101
Reserves and accruals	8,119	7,487
Allowances for accounts receivable	2,878	2,224
Investments in unconsolidated entities	75	—
Total deferred income tax assets	$85,915	$86,272
Deferred income tax liabilities:
Fixed assets and intangibles	$(12,892)	$(13,626)
Other — temporary differences	(2,608)	(2,676)
Total deferred income tax liabilities	$(15,500)	$(16,302)

Net deferred income tax assets before valuation allowance	$70,415	$69,970
Valuation allowances	(70,415)	(69,970)
Net deferred income tax assets (liabilities)	$—	$—
At December 31, 2023 and 2022, we had a NOL carryforward of $203,320,000 and $196,779,000, respectively, related to our TRS. These amounts can be used to offset future taxable income, if any. The NOL carryforwards incurred before January 1, 2018 will begin to expire starting 2035, and NOL carryforwards incurred after December 31, 2017 will be carried forward indefinitely.
Tax Treatment of Distributions (Unaudited)
For U.S. federal income tax purposes, distributions to stockholders are characterized as ordinary income, capital gain distributions or nontaxable distributions. Nontaxable distributions will reduce United States stockholders’ basis (but not below zero) in their shares. The income tax treatment for distributions reportable for the years ended December 31, 2023, 2022 and 2021 was as follows (dollars in thousands):

	Years Ended December 31,
	2023		2022		2021
Ordinary income	$2,208	2.9%	$40,745	46.5%	$7,989	26.3%
Capital gain	—	—	—	—	—	—
Return of capital	73,614	97.1	46,890	53.5	22,406	73.7
	$75,822	100%	$87,635	100%	$30,395	100%
Amounts listed above do not include distributions paid on nonvested RSAs and RSUs, which have been separately reported.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17. Leases
Lessor
We have operating leases with tenants that expire at various dates through 2050. For the years ended December 31, 2023, 2022 and 2021, we recognized $185,064,000, $200,526,000 and $136,294,000, respectively, of revenues related to operating lease payments, of which $38,415,000 and $39,278,000, $23,340,000, respectively, was for variable lease payments. As of December 31, 2023, the following table sets forth the undiscounted cash flows for future minimum base rents due under operating leases for each of the next five years ending December 31 and thereafter for properties that we wholly own (in thousands):

Year	Amount
2024	$134,438
2025	125,035
2026	115,544
2027	109,950
2028	98,546
Thereafter	466,484
Total	$1,049,997
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
The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Certain of our lease agreements include rental payments that are adjusted periodically based on the United States Bureau of Labor Statistics’ Consumer Price Index and may also include other variable lease costs (i.e., common area maintenance, property taxes and insurance). Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of lease costs were as follows (in thousands):

		Years Ended December 31,
Lease Cost	Classification	2023	2022	2021
Operating lease cost(1)	Property operating expenses, rental expenses or general and administrative expenses	$44,141	$30,566	$23,774
Finance lease cost
Amortization of leased assets	Depreciation and amortization	1,360	1,249	1,447
Interest on lease liabilities	Interest expense	353	261	384
Sublease income	Resident fees and services revenue or other income	(572)	(693)	(210)
Total lease cost		$45,282	$31,383	$25,395
___________
(1)Includes short-term leases and variable lease costs, which are immaterial.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Additional information related to our leases for the periods presented below was as follows (dollars in thousands):

	December 31,
Lease Term and Discount Rate	2023	2022	2021
Weighted average remaining lease term (in years)
Operating leases	12.2	12.8	16.9
Finance leases	1.5	2.3	3.6
Weighted average discount rate
Operating leases	5.76%	5.69%	5.52%
Finance leases	7.78%	7.66%	7.68%

	Years Ended December 31,
Supplemental Disclosure of Cash Flows Information	2023	2022	2020
Operating cash outflows related to finance leases	$353	$262	$384
Financing cash outflows related to finance leases	$62	$54	$170
Right-of-use assets obtained in exchange for operating lease liabilities	$6,153	$173,832	$29,523
Operating Leases
As of December 31, 2023, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for each of the next five years ending December 31 and thereafter, as well as the reconciliation of those cash flows to operating lease liabilities on our accompanying consolidated balance sheet (in thousands):

Year	Amount
2024	$35,834
2025	35,153
2026	35,073
2027	35,618
2028	35,707
Thereafter	166,313
Total undiscounted operating lease payments	343,698
Less: interest	118,196
Present value of operating lease liabilities	$225,502
Finance Leases
As of December 31, 2023, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for each of the next five years ending December 31 and thereafter, as well as a reconciliation of those cash flows to finance lease liabilities (in thousands):

Year	Amount
2024	$76
2025	31
2026	—
2027	—
2028	—
Thereafter	—
Total undiscounted finance lease payments	107
Less: interest	7
Present value of finance lease liabilities	$100

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18. Segment Reporting
We evaluate our business and make resource allocations based on four reportable business segments: integrated senior health campuses, or ISHC, OM, triple-net leased properties and SHOP. Our OM buildings are typically leased to multiple tenants under separate leases, thus requiring active management and responsibility for many of the associated operating expenses (much of which are, or can effectively be, passed through to the tenants). Our integrated senior health campuses each provide a range of independent living, assisted living, memory care, skilled nursing services and certain ancillary businesses that are owned and operated utilizing a RIDEA structure. Our triple-net leased properties segment includes senior housing, skilled nursing facilities and hospital investments, which are single-tenant properties for which we lease the facilities to unaffiliated tenants under triple-net and generally master leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. In addition, our triple-net leased properties segment includes our debt security investment. Our SHOP segment includes senior housing, which may provide assisted living care, independent living, memory care or skilled nursing services that are owned and operated utilizing a RIDEA structure.
While we believe that net income (loss), as defined by GAAP, is the most appropriate earnings measurement, we evaluate our segments’ performance based upon segment net operating income, or NOI. We define segment NOI as total revenues and grant income, less property operating expenses and rental expenses, which excludes depreciation and amortization, general and administrative expenses, business acquisition expenses, interest expense, gain or loss on dispositions of real estate investments, impairment of real estate investments, impairment of intangible assets and goodwill, income or loss from unconsolidated entities, gain on re-measurement of previously held equity interest, foreign currency gain or loss, other income and income tax benefit or expense for each segment. We believe that segment NOI serves as an appropriate supplemental performance measure to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis.
Interest expense, depreciation and amortization and other expenses not attributable to individual properties are not allocated to individual segments for purposes of assessing segment performance. Non-segment assets primarily consist of corporate assets, including cash and cash equivalents, other receivables, deferred financing costs and other assets not attributable to individual properties.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Summary information for the reportable segments during the years ended December 31, 2023, 2022 and 2021 was as follows (in thousands):

	Integrated Senior Health Campuses	SHOP	OM	Triple-Net Leased Properties	Year Ended December 31, 2023
Revenues and grant income:
Resident fees and services	$1,481,880	$186,862	$—	$—	$1,668,742
Real estate revenue	—	—	146,068	44,333	190,401
Grant income	7,475	—	—	—	7,475
Total revenues and grant income	1,489,355	186,862	146,068	44,333	1,866,618
Expenses:
Property operating expenses	1,335,817	166,493	—	—	1,502,310
Rental expenses	—	—	54,457	3,018	57,475
Segment net operating income	$153,538	$20,369	$91,611	$41,315	$306,833
Expenses:
General and administrative					$47,510
Business acquisition expenses					5,795
Depreciation and amortization					182,604
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishments)					(163,191)
Loss in fair value of derivative financial instruments					(926)
Gain on dispositions of real estate investments					32,472
Impairment of real estate investments					(13,899)
Impairment of intangible assets					(10,520)
Loss from unconsolidated entities					(1,718)
Gain on re-measurement of previously held equity interest					726
Foreign currency gain					2,307
Other income					7,601
Total net other expense					(147,148)
Loss before income taxes					(76,224)
Income tax expense					(663)
Net loss					$(76,887)

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Integrated Senior Health Campuses	SHOP	OM	Triple-Net Leased Properties	Year Ended December 31, 2022
Revenues and grant income:
Resident fees and services	$1,254,665	$157,491	$—	$—	$1,412,156
Real estate revenue	—	—	148,717	56,627	205,344
Grant income	24,820	855	—	—	25,675
Total revenues and grant income	1,279,485	158,346	148,717	56,627	1,643,175
Expenses:
Property operating expenses	1,133,480	148,046	—	—	1,281,526
Rental expenses	—	—	56,390	3,294	59,684
Segment net operating income	$146,005	$10,300	$92,327	$53,333	$301,965
Expenses:
General and administrative					$43,418
Business acquisition expenses					4,388
Depreciation and amortization					167,957
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishments)					(105,956)
Gain in fair value of derivative financial instruments					500
Gain on dispositions of real estate investments					5,481
Impairment of real estate investments					(54,579)
Impairment of goodwill					(23,277)
Income from unconsolidated entities					1,407
Gain on re-measurement of previously held equity interest					19,567
Foreign currency loss					(5,206)
Other income					3,064
Total net other expense					(158,999)
Loss before income taxes					(72,797)
Income tax expense					(586)
Net loss					$(73,383)

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Integrated Senior Health Campuses	SHOP	OM	Triple-Net Leased Properties	Year Ended December 31, 2021
Revenues and grant income:
Resident fees and services	$1,025,699	$98,236	$—	$—	$1,123,935
Real estate revenue	—	—	97,297	44,071	141,368
Grant income	13,911	3,040	—	—	16,951
Total revenues and grant income	1,039,610	101,276	97,297	44,071	1,282,254
Expenses:
Property operating expenses	943,743	86,450	—	—	1,030,193
Rental expenses	—	—	36,375	2,350	38,725
Segment net operating income	$95,867	$14,826	$60,922	$41,721	$213,336
Expenses:
General and administrative					$43,199
Business acquisition expenses					13,022
Depreciation and amortization					133,191
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishments)					(80,937)
Gain in fair value of derivative financial instruments					8,200
Loss on dispositions of real estate investments					(100)
Impairment of real estate investments					(3,335)
Loss from unconsolidated entities					(1,355)
Foreign currency loss					(564)
Other income					1,854
Total net other expense					(76,237)
Loss before income taxes					(52,313)
Income tax expense					(956)
Net loss					$(53,269)
Total assets by reportable segment as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31,
	2023	2022
Integrated senior health campuses	$2,197,762	$2,157,748
OM	1,232,310	1,379,502
SHOP	630,373	635,190
Triple-net leased properties	502,836	601,360
Other	14,652	12,898
Total assets	$4,577,933	$4,786,698

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of and for the years ended December 31, 2023 and 2022, goodwill by reportable segment was as follows (in thousands):

	Integrated Senior Health Campuses	OM	SHOP	Triple-Net Leased Properties	Total
Balance — December 31, 2021	$119,856	$47,812	$23,277	$18,953	$209,898
Goodwill acquired	44,990	—	—	—	44,990
Impairment loss	—	—	(23,277)	—	(23,277)
Balance — December 31, 2022	$164,846	$47,812	$—	$18,953	$231,611
Goodwill acquired	3,331	—	—	—	3,331
Balance — December 31, 2023	$168,177	$47,812	$—	$18,953	$234,942
See Note 4, Business Combinations, for a further discussion of goodwill recognized in connection with our business combinations. During the year ended December 31, 2022, we performed the quantitative step one test of the goodwill impairment guidance for each of our reporting units in connection with our annual assessments of goodwill. The fair value of each reporting unit was determined based on various methodologies, including the income approach and the market approach models. For the year ended December 31, 2022, we determined that the fair value of the reporting unit under the SHOP reporting segment compared to its carrying value, including goodwill, was lower than its carrying value. As a result, goodwill pertaining to our SHOP reporting segment was fully impaired and we recognized an impairment loss of $23,277,000 in our accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2022. Therefore, as of December 31, 2022, we did not have any remaining goodwill associated with our SHOP reporting segment.
Our portfolio of properties and other investments are located in the United States, the UK and Isle of Man. Revenues and grant income and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for our operations for the periods presented (in thousands):

	Years Ended December 31,
	2023	2022	2021
Revenues and grant income:
United States	$1,861,954	$1,638,557	$1,277,095
International	4,664	4,618	5,159
	$1,866,618	$1,643,175	$1,282,254
The following is a summary of real estate investments, net by geographic regions as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Real estate investments, net:
United States	$3,382,115	$3,539,453
International	43,323	42,156
	$3,425,438	$3,581,609
19. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily our debt security investment, cash and cash equivalents, restricted cash and accounts and other receivables. We are exposed to credit risk with respect to our debt security investment, but we believe collection of the outstanding amount is probable. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of December 31, 2023 and 2022, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants and residents is limited. We perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Based on leases as of December 31, 2023, properties in two states in the United States accounted for 10.0% or more of our total consolidated property portfolio’s annualized base rent or annualized NOI, which is based on contractual base rent from leases in effect for our non-RIDEA properties and annualized NOI for our SHOP and integrated senior health campuses as of December 31, 2023. Properties located in Indiana and Michigan accounted for 35.3% and 10.4%, respectively, of our total consolidated property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
Based on leases as of December 31, 2023, our four reportable business segments, integrated senior health campuses, OM, triple-net leased properties and SHOP accounted for 51.0%, 28.7%, 11.5% and 8.8%, respectively, of our total consolidated property portfolio’s annualized base rent or annualized NOI. As of December 31, 2023, none of our tenants at our properties accounted for 10.0% or more of our total consolidated property portfolio’s annualized base rent or annualized NOI.
20. Per Share Data
Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $3,803,000, $5,967,000 and $1,440,000, respectively, for the years ended December 31, 2023, 2022 and 2021. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. TBUs, nonvested shares of our RSAs and limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock.
As of December 31, 2023 and 2022, there were 147,044 and 183,240 nonvested shares, respectively, of our RSAs outstanding, but such shares were excluded from the computation of diluted earnings (loss) per share because such shares were anti-dilutive during these periods. As of both December 31, 2023 and 2022, there were 3,501,976 limited partnership units of our operating partnership outstanding, but such units were also excluded from the computation of diluted earnings (loss) per share because such units were anti-dilutive during these periods. As of December 31, 2023 and 2022, there were 157,329 and 19,200 nonvested TBUs outstanding, respectively, but such units were excluded from the computation of diluted earnings (loss) per share because such restricted stock units were anti-dilutive during the period.
As of December 31, 2023 and 2022, there were 70,751 and 29,352 nonvested PBUs outstanding, respectively, which were treated as contingently issuable shares pursuant to ASC Topic 718, Compensation — Stock Compensation. Such contingently issuable shares were excluded from the computation of diluted earnings (loss) per share because they were anti-dilutive during the period.
21. Subsequent Events
Acquisition of Senior Housing Portfolio
On February 1, 2024, we acquired a portfolio of 12 senior housing facilities in Oregon from an unaffiliated third party, which facilities are included in our SHOP segment. These facilities are part of the underlying collateral pool of real estate assets securing our debt security investment. We acquired such 12 facilities by assuming the outstanding principal balance of each related mortgage loan payable from one of the borrowers. The aggregated principal balance of such assumed mortgage loans payable was $94,461,000 at the time of acquisition.
2024 Underwritten Public Offering and Listing
On February 9, 2024, pursuant to a Registration Statement filed with the SEC on Form S-11 (File No. 333-267464), as amended, we closed the 2024 Offering, through which we issued 64,400,000 shares of common stock, $0.01 par value per share, for a total of $772,800,000 in gross offering proceeds. Such amounts include the exercise in full of the underwriters’ overallotment option to purchase up to an additional 8,400,000 shares of common stock. These shares are listed on New York Stock Exchange under the trading symbol “AHR” and began trading on February 7, 2024. We received $724,625,000 in net proceeds, which was primarily used to repay $176,145,000 of mortgage loans payable and $545,010,000 on our lines of credit in February 2024.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2024 Credit Facility
On February 14, 2024, we, through our operating partnership, as borrower, and certain of our subsidiaries, or the subsidiary guarantors, and our company, collectively as guarantors, entered into an agreement, or the 2024 Credit Agreement, that amends, restates, supersedes and replaces the 2022 Credit Agreement with Bank of America, KeyBank, Citizens Bank and a syndicate of other banks, as lenders, to obtain a credit facility with an aggregate maximum principal amount up to $1,150,000,000, or the 2024 Credit Facility. The 2024 Credit Facility consists of a senior unsecured revolving credit facility in the initial aggregate amount of $600,000,000 and a senior unsecured term loan facility in the initial aggregate amount of $550,000,000. Unless defined herein, all capitalized terms under this “2024 Credit Facility” subsection are defined in the 2024 Credit Agreement.
Under the terms of the 2024 Credit Agreement, the Revolving Loans mature on February 14, 2028, and may be extended for one 12-month period, subject to the satisfaction of certain conditions, including payment of an extension fee. The Term Loan matures on January 19, 2027, and may not be extended. The maximum principal amount of the 2024 Credit Facility may be increased by an aggregate incremental amount of $600,000,000, subject to: (i) the terms of the 2024 Credit Agreement; and (ii) at least five business days’ prior written notice to Bank of America.
The 2024 Credit Facility bears interest at varying rates based upon, at our option, (i) Daily SOFR, plus the Applicable Rate for Daily SOFR Rate Loans or (ii) Term SOFR, plus the Applicable Rate for Term SOFR Rate Loans. If, under the terms of the 2024 Credit Agreement, there is an inability to determine the Daily SOFR or the Term SOFR, then the 2024 Credit Facility will bear interest at a rate per annum equal to the Base Rate plus the Applicable Rate for Base Rate Loans. The loans may be repaid in whole or in part without prepayment premium or penalty, subject to certain conditions.
We are required to pay a fee on the unused portion of the lenders’ commitments under the 2024 Credit Agreement computed at (a) 0.25% per annum if the actual daily Commitment Utilization Percentage for such quarter is less than or equal to 50% and (b) 0.20% per annum if the actual daily Commitment Utilization Percentage for such quarter is greater than 50%, which fee shall be computed on the actual daily amount of the Available Commitments during the period for which payment is made and payable in arrears on a quarterly basis.
The 2024 Credit Agreement requires us to add additional subsidiaries as guarantors in the event the value of the assets owned by the subsidiary guarantors falls below a certain threshold as set forth in the 2024 Credit Agreement. In the event of default, Bank of America has the right to terminate the commitment of each Lender to make Loans and any obligation of the L/C Issuer to make L/C Credit Extensions under the 2024 Credit Agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans and all interest accrued and unpaid thereon. The 2024 Credit Facility replaces the 2022 Credit Facility.
Distributions Declared
On March 13, 2024, our board authorized a quarterly distribution of $0.25 per share to all of our stockholders of record as of the close of business on March 28, 2024. The distribution for the quarter commencing January 1, 2024 to March 31, 2024, which will be paid on or about April 19, 2024, represents an annualized distribution rate of $1.00 per share.

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION
December 31, 2023
(in thousands)

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land and Improvements	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land and Improvements	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Wichita KS OM (Outpatient Medical)	Wichita, KS	$—	$943	$6,288	$812	$943	$7,100	$8,043	$(2,316)	1980/1996	09/04/14
Delta Valley ALF Portfolio (SHOP)	Batesville, MS	—	331	5,103	(335)	331	4,768	5,099	(1,295)	1999/2005	09/11/14
	Cleveland, MS	—	348	6,369	(921)	355	5,441	5,796	(1,460)	2004	09/11/14
	Springdale, AR	—	891	6,538	(705)	891	5,833	6,724	(1,502)	1998/2005	01/08/15
Lee’s Summit MO OM (Outpatient Medical)	Lee’s Summit, MO	—	1,045	5,068	1,530	1,045	6,598	7,643	(2,190)	2006	09/18/14
Carolina Commons OM (Outpatient Medical)	Indian Land, SC	—	1,028	9,430	4,931	1,028	14,361	15,389	(4,378)	2009	10/15/14
Mount Olympia OM Portfolio (Outpatient Medical)	Mount Dora, FL	—	393	5,633	—	393	5,633	6,026	(1,576)	2009	12/04/14
Southlake TX Hospital (Hospital)	Southlake, TX	91,601	5,089	108,517	—	5,089	108,517	113,606	(26,425)	2013	12/04/14
East Texas OM Portfolio (Outpatient Medical)	Longview, TX	—	—	19,942	9,079	—	29,021	29,021	(6,397)	2008	12/12/14
	Longview, TX	—	759	1,696	140	759	1,836	2,595	(912)	1998	12/12/14
	Longview, TX	—	—	8,027	1	—	8,028	8,028	(2,489)	2004	12/12/14
	Longview, TX	—	—	696	41	—	737	737	(335)	1956	12/12/14
	Longview, TX	—	—	27,601	5,494	—	33,095	33,095	(10,359)	1985/1993/ 2004	12/12/14
	Marshall, TX	—	368	1,711	110	368	1,821	2,189	(856)	1970	12/12/14
Premier OM (Outpatient Medical)	Novi, MI	—	644	10,420	2,031	644	12,451	13,095	(3,808)	2006	12/19/14
Independence OM Portfolio (Outpatient Medical)	Southgate, KY	—	411	11,005	2,530	411	13,535	13,946	(4,112)	1988	01/13/15
	Somerville, MA	28,474	1,509	46,775	6,500	1,509	53,275	54,784	(12,866)	1985	01/13/15
	Verona, NJ	—	1,683	9,405	2,409	1,683	11,814	13,497	(3,175)	1970	01/13/15

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2023
(in thousands)

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land and Improvements	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land and Improvements	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
	Bronx, NY	$—	$—	$19,593	$3,403	$—	$22,996	$22,996	$(6,098)	1987/1988	01/26/15
King of Prussia PA OM (Outpatient Medical)	King of Prussia, PA	—	3,427	13,849	6,305	3,427	20,154	23,581	(6,232)	1946/2000	01/21/15
North Carolina ALF Portfolio (SHOP)	Clemmons, NC	—	596	13,237	(412)	596	12,825	13,421	(3,296)	2014	06/29/15
	Garner, NC	—	1,723	11,517	196	1,723	11,713	13,436	(1,988)	2014	03/27/19
	Huntersville, NC	—	2,033	11,494	95	2,033	11,589	13,622	(2,573)	2015	01/18/17
	Matthews, NC	—	949	12,537	(5)	949	12,532	13,481	(2,248)	2017	08/30/18
	Mooresville, NC	—	835	15,894	(350)	835	15,544	16,379	(3,945)	2012	01/28/15
	Raleigh, NC	—	1,069	21,235	(429)	1,069	20,806	21,875	(5,036)	2013	01/28/15
	Wake Forest, NC	—	772	13,596	(432)	772	13,164	13,936	(3,144)	2014	06/29/15
Orange Star Medical Portfolio (Outpatient Medical and Hospital)	Durango, CO	—	623	14,166	483	623	14,649	15,272	(3,664)	2004	02/26/15
	Durango, CO	—	788	10,467	1,242	788	11,709	12,497	(3,059)	2004	02/26/15
	Friendswood, TX	—	500	7,664	1,114	500	8,778	9,278	(2,338)	2008	02/26/15
	Keller, TX	—	1,604	7,912	873	1,604	8,785	10,389	(2,453)	2011	02/26/15
	Wharton, TX	—	259	10,590	3,543	259	14,133	14,392	(2,978)	1987	02/26/15
Kingwood OM Portfolio (Outpatient Medical)	Kingwood, TX	—	820	8,589	526	820	9,115	9,935	(2,475)	2005	03/11/15
	Kingwood, TX	—	781	3,943	64	781	4,007	4,788	(1,137)	2008	03/11/15
Mt Juliet TN OM (Outpatient Medical)	Mount Juliet, TN	—	1,188	10,720	516	1,188	11,236	12,424	(2,893)	2012	03/17/15
Homewood AL OM (Outpatient Medical)	Homewood, AL	—	405	6,590	(665)	405	5,925	6,330	(1,961)	2010	03/27/15
Paoli PA Medical Plaza (Outpatient Medical)	Paoli, PA	—	2,313	12,447	8,809	2,313	21,256	23,569	(6,149)	1951	04/10/15
	Paoli, PA	—	1,668	7,357	2,193	1,668	9,550	11,218	(3,123)	1975	04/10/15

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2023
(in thousands)

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land and Improvements	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land and Improvements	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Glen Burnie MD OM (Outpatient Medical)	Glen Burnie, MD	$—	$2,692	$14,095	$4,289	$2,692	$18,384	$21,076	$(5,666)	1981	05/06/15
Marietta GA OM (Outpatient Medical)	Marietta, GA	—	1,347	10,947	749	1,347	11,696	13,043	(2,992)	2002	05/07/15
Mountain Crest Senior Housing Portfolio (SHOP)	Elkhart, IN	—	793	6,009	682	793	6,691	7,484	(1,960)	1997	05/14/15
	Elkhart, IN	—	782	6,760	819	782	7,579	8,361	(2,346)	2000	05/14/15
	Hobart, IN	—	604	11,529	(799)	—	11,334	11,334	(3,180)	2008	05/14/15
	LaPorte, IN	—	392	14,894	(6,101)	—	9,185	9,185	(4,057)	2008	05/14/15
	Mishawaka, IN	—	3,670	14,416	1,382	3,670	15,798	19,468	(4,375)	1978	07/14/15
	Niles, MI	—	404	5,050	802	404	5,852	6,256	(1,775)	2000	06/11/15 and 11/20/15
Nebraska Senior Housing Portfolio (SHOP)	Bennington, NE	—	981	20,427	1,418	981	21,845	22,826	(5,422)	2009	05/29/15
	Omaha, NE	—	1,274	38,619	1,865	1,274	40,484	41,758	(9,569)	2000	05/29/15
Pennsylvania Senior Housing Portfolio (SHOP)	Bethlehem, PA	—	1,542	22,249	1,012	1,542	23,261	24,803	(6,340)	2005	06/30/15
	Boyertown, PA	22,932	480	25,544	814	480	26,358	26,838	(6,513)	2000	06/30/15
	York, PA	12,432	972	29,860	1,560	972	31,420	32,392	(7,417)	1986	06/30/15
Southern Illinois OM Portfolio (Outpatient Medical)	Waterloo, IL	—	94	1,977	—	94	1,977	2,071	(595)	2015	07/01/15
	Waterloo, IL	—	738	6,332	588	738	6,920	7,658	(2,010)	1995	07/01/15, 12/19/17 and 04/17/18
	Waterloo, IL	—	200	2,648	(69)	200	2,579	2,779	(707)	2011	07/01/15
Napa Medical Center (Outpatient Medical)	Napa, CA	—	1,176	13,328	2,223	1,176	15,551	16,727	(4,695)	1980	07/02/15
Chesterfield Corporate Plaza (Outpatient Medical)	Chesterfield, MO	—	8,030	24,533	3,617	8,030	28,150	36,180	(9,020)	1989	08/14/15

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2023
(in thousands)

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land and Improvements	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land and Improvements	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Richmond VA ALF (SHOP)	North Chesterfield, VA	$—	$2,146	$56,671	$1,237	$2,146	$57,908	$60,054	$(12,955)	2009	09/11/15
Crown Senior Care Portfolio (Senior Housing)	Peel, Isle of Man	—	1,164	6,952	82	1,164	7,034	8,198	(1,736)	2015	09/15/15
	St. Albans, UK	—	1,174	12,344	681	1,174	13,025	14,199	(3,224)	2015	10/08/15
	Salisbury, UK	—	1,248	11,986	55	1,248	12,041	13,289	(2,961)	2015	12/08/15
	Aberdeen, UK	—	2,025	6,037	337	2,025	6,374	8,399	(1,266)	1986	11/15/16
	Felixstowe, UK	—	704	5,800	514	704	6,314	7,018	(1,328)	2010/2011	11/15/16
	Felixstowe, UK	—	531	2,542	343	531	2,885	3,416	(681)	2010/2011	11/15/16
Washington DC SNF (Skilled Nursing)	Washington, DC	60,100	1,194	34,200	—	1,194	34,200	35,394	(9,056)	1983	10/29/15
Stockbridge GA OM II (Outpatient Medical)	Stockbridge, GA	—	499	8,353	1,623	485	9,990	10,475	(2,396)	2006	12/03/15
Marietta GA OM II (Outpatient Medical)	Marietta, GA	—	661	4,783	309	661	5,092	5,753	(1,298)	2007	12/09/15
Lakeview IN Medical Plaza (Outpatient Medical)	Indianapolis, IN	20,155	2,375	15,911	9,762	2,375	25,673	28,048	(7,326)	1987	01/21/16
Pennsylvania Senior Housing Portfolio II (SHOP)	Palmyra, PA	19,114	835	24,424	703	835	25,127	25,962	(6,528)	2007	02/01/16
Snellville GA OM (Outpatient Medical)	Snellville, GA	—	332	7,781	2,329	332	10,110	10,442	(2,285)	2005	02/05/16
Stockbridge GA OM III (Outpatient Medical)	Stockbridge, GA	—	606	7,924	1,946	606	9,870	10,476	(2,453)	2007	03/29/16
Joplin MO OM (Outpatient Medical)	Joplin, MO	—	1,245	9,860	200	1,245	10,060	11,305	(2,727)	2000	05/10/16
Austell GA OM (Outpatient Medical)	Austell, GA	—	663	10,547	224	663	10,771	11,434	(2,467)	2008	05/25/16

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2023
(in thousands)

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land and Improvements	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land and Improvements	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Middletown OH OM (Outpatient Medical)	Middletown, OH	$—	$—	$17,389	$3,242	$—	$20,631	$20,631	$(4,206)	2007	06/16/16
Fox Grape SNF Portfolio (Skilled Nursing)	Braintree, MA	—	1,844	10,847	31	1,844	10,878	12,722	(2,327)	2015	07/01/16
	Brighton, MA	—	779	2,661	475	779	3,136	3,915	(702)	1982	07/01/16
	Duxbury, MA	—	2,921	11,244	1,933	2,921	13,177	16,098	(3,155)	1983	07/01/16
	Hingham, MA	—	2,316	17,390	(166)	2,316	17,224	19,540	(3,670)	1990	07/01/16
	Quincy, MA	13,329	3,537	13,697	459	3,537	14,156	17,693	(2,930)	1995	11/01/16
Voorhees NJ OM (Outpatient Medical)	Voorhees, NJ	—	1,727	8,451	2,655	1,727	11,106	12,833	(2,845)	2008	07/08/16
Norwich CT OM Portfolio (Outpatient Medical)	Norwich, CT	—	403	1,601	1,234	403	2,835	3,238	(1,050)	2014	12/16/16
	Norwich, CT	—	804	12,094	1,265	804	13,359	14,163	(2,882)	1999	12/16/16
Middletown OH OM II (Outpatient Medical)	Middletown, OH	—	—	3,949	683	—	4,632	4,632	(791)	2007	12/20/17
Homewood Health Campus (ISHC)	Lebanon, IN	8,354	973	9,702	2,467	1,100	12,042	13,142	(2,334)	2000	12/01/15
Ashford Place Health Campus (ISHC)	Shelbyville, IN	5,663	664	12,662	1,412	857	13,881	14,738	(3,100)	2004	12/01/15
Mill Pond Health Campus (ISHC)	Greencastle, IN	6,701	1,576	8,124	727	1,629	8,798	10,427	(1,905)	2005	12/01/15
St. Andrews Health Campus (ISHC)	Batesville, IN	4,228	552	8,213	705	772	8,698	9,470	(1,964)	2005	12/01/15
Hampton Oaks Health Campus (ISHC)	Scottsburg, IN	5,952	720	8,145	824	845	8,844	9,689	(2,023)	2006	12/01/15
Forest Park Health Campus (ISHC)	Richmond, IN	6,500	535	9,399	893	647	10,180	10,827	(2,281)	2007	12/01/15
The Maples at Waterford Crossing (ISHC)	Goshen, IN	5,533	344	8,027	1,989	363	9,997	10,360	(1,753)	2006	12/01/15
Morrison Woods Health Campus (ISHC)	Muncie, IN	26,888	1,903	21,806	1,414	1,922	23,201	25,123	(4,039)	2008/2022	12/01/15, 09/14/16 and 03/03/21

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2023
(in thousands)

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land and Improvements	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land and Improvements	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Woodbridge Health Campus (ISHC)	Logansport, IN	$7,910	$228	$11,812	$536	$262	$12,314	$12,576	$(2,687)	2003	12/01/15
Bridgepointe Health Campus (ISHC)	Vincennes, IN	6,775	747	7,469	2,004	909	9,311	10,220	(1,892)	2002/2022	12/01/15
Greenleaf Living Center (ISHC)	Elkhart, IN	10,851	492	12,157	1,234	521	13,362	13,883	(2,854)	2000	12/01/15
Forest Glen Health Campus (ISHC)	Springfield, OH	9,056	846	12,754	1,195	1,055	13,740	14,795	(3,062)	2007	12/01/15
The Meadows of Kalida Health Campus (ISHC)	Kalida, OH	7,492	298	7,628	598	394	8,130	8,524	(1,726)	2007	12/01/15
The Heritage (ISHC)	Findlay, OH	12,311	1,312	13,475	730	1,434	14,083	15,517	(3,105)	1975	12/01/15
Genoa Retirement Village (ISHC)	Genoa, OH	7,911	881	8,113	1,728	1,054	9,668	10,722	(2,059)	1985	12/01/15
Waterford Crossing (ISHC)	Goshen, IN	7,581	344	4,381	1,001	349	5,377	5,726	(1,197)	2004	12/01/15
St. Elizabeth Healthcare (ISHC)	Delphi, IN	8,351	522	5,463	5,490	643	10,832	11,475	(2,255)	1986	12/01/15
Cumberland Pointe (ISHC)	West Lafayette, IN	8,846	1,645	13,696	818	1,905	14,254	16,159	(3,480)	1980	12/01/15
Franciscan Healthcare Center (ISHC)	Louisville, KY	9,922	808	8,439	3,218	915	11,550	12,465	(2,535)	1975	12/01/15
Blair Ridge Health Campus (ISHC)	Peru, IN	7,311	734	11,648	1,041	789	12,634	13,423	(3,119)	2001	12/01/15
Glen Oaks Health Campus (ISHC)	New Castle, IN	4,855	384	8,189	504	419	8,658	9,077	(1,756)	2011	12/01/15
Covered Bridge Health Campus (ISHC)	Seymour, IN	(c)	386	9,699	927	45	10,967	11,012	(2,407)	2002	12/01/15
Stonebridge Health Campus (ISHC)	Bedford, IN	9,409	1,087	7,965	2,223	1,144	10,131	11,275	(1,958)	2004	12/01/15
RiverOaks Health Campus (ISHC)	Princeton, IN	14,018	440	8,953	2,557	764	11,186	11,950	(2,187)	2004	12/01/15
Park Terrace Health Campus (ISHC)	Louisville, KY	(c)	2,177	7,626	1,749	2,177	9,375	11,552	(2,152)	1977	12/01/15
Cobblestone Crossing (ISHC)	Terre Haute, IN	(c)	1,462	13,860	5,892	1,564	19,650	21,214	(4,160)	2008	12/01/15

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2023
(in thousands)

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land and Improvements	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land and Improvements	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Creasy Springs Health Campus (ISHC)	Lafayette, IN	$15,531	$2,111	$14,337	$6,223	$2,512	$20,159	$22,671	$(4,286)	2010	12/01/15
Avalon Springs Health Campus (ISHC)	Valparaiso, IN	16,894	1,542	14,107	277	1,607	14,319	15,926	(3,092)	2012	12/01/15
Prairie Lakes Health Campus (ISHC)	Noblesville, IN	8,525	2,204	13,227	623	2,342	13,712	16,054	(2,937)	2010	12/01/15
RidgeWood Health Campus (ISHC)	Lawrenceburg, IN	13,278	1,240	16,118	437	1,268	16,527	17,795	(3,483)	2009	12/01/15
Westport Place Health Campus (ISHC)	Louisville, KY	(c)	1,245	9,946	1,299	1,262	11,228	12,490	(2,229)	2011	12/01/15
Paddock Springs (ISHC)	Warsaw, IN	13,195	488	—	10,638	660	10,466	11,126	(1,437)	2019	02/14/19
Amber Manor Care Center (ISHC)	Petersburg, IN	5,390	446	6,063	538	515	6,532	7,047	(1,506)	1990	12/01/15
The Meadows of Leipsic Health Campus (ISHC)	Leipsic, OH	(c)	1,242	6,988	967	1,428	7,769	9,197	(1,803)	1986	12/01/15
Springview Manor (ISHC)	Lima, OH	(c)	260	3,968	649	408	4,469	4,877	(986)	1978	12/01/15
Willows at Bellevue (ISHC)	Bellevue, OH	15,821	587	15,575	1,530	790	16,902	17,692	(3,726)	2008	12/01/15
Briar Hill Health Campus (ISHC)	North Baltimore, OH	(c)	673	2,688	569	756	3,174	3,930	(793)	1977	12/01/15
Cypress Pointe Health Campus (ISHC)	Englewood, OH	(c)	921	10,291	11,066	1,850	20,428	22,278	(3,277)	2010	12/01/15
The Oaks at NorthPointe Woods (ISHC)	Battle Creek, MI	(c)	567	12,716	240	571	12,952	13,523	(2,741)	2008	12/01/15
Westlake Health Campus (ISHC)	Commerce, MI	13,809	815	13,502	202	547	13,972	14,519	(2,953)	2011	12/01/15
Springhurst Health Campus (ISHC)	Greenfield, IN	19,200	931	14,114	4,170	2,330	16,885	19,215	(4,357)	2007	12/01/15 and 05/16/17
Glen Ridge Health Campus (ISHC)	Louisville, KY	(c)	1,208	9,771	2,569	1,402	12,146	13,548	(2,769)	2006	12/01/15
St. Mary Healthcare (ISHC)	Lafayette, IN	5,058	348	2,710	344	393	3,009	3,402	(694)	1969	12/01/15
The Oaks at Woodfield (ISHC)	Grand Blanc, MI	14,880	897	12,270	676	1,130	12,713	13,843	(2,790)	2012	12/01/15

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2023
(in thousands)

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land and Improvements	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land and Improvements	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Stonegate Health Campus (ISHC)	Lapeer, MI	$10,976	$538	$13,159	$406	$717	$13,386	$14,103	$(2,930)	2012	12/01/15
Senior Living at Forest Ridge (ISHC)	New Castle, IN	(c)	204	5,470	363	325	5,712	6,037	(1,255)	2005	12/01/15
River Terrace Health Campus (ISHC)	Madison, IN	(c)	—	13,378	4,346	76	17,648	17,724	(3,966)	2016	03/28/16
St. Charles Health Campus (ISHC)	Jasper, IN	11,053	467	14,532	2,404	558	16,845	17,403	(3,690)	2000	06/24/16 and 06/30/16
Bethany Pointe Health Campus (ISHC)	Anderson, IN	18,945	2,337	26,524	2,812	2,550	29,123	31,673	(6,509)	1999	06/30/16
River Pointe Health Campus (ISHC)	Evansville, IN	13,606	1,118	14,736	1,998	1,204	16,648	17,852	(3,802)	1999	06/30/16
Waterford Place Health Campus (ISHC)	Kokomo, IN	14,404	1,219	18,557	6,653	1,805	24,624	26,429	(4,680)	2000/2022	06/30/16
Autumn Woods Health Campus (ISHC)	New Albany, IN	(c)	1,016	13,414	1,850	1,048	15,232	16,280	(3,710)	2000	06/30/16
Oakwood Health Campus (ISHC)	Tell City, IN	8,842	783	11,880	1,396	868	13,191	14,059	(3,191)	2000	06/30/16
Cedar Ridge Health Campus (ISHC)	Cynthiana, KY	(c)	102	8,435	3,745	205	12,077	12,282	(3,276)	2005	06/30/16
Aspen Place Health Campus (ISHC)	Greensburg, IN	9,188	980	10,970	963	1,212	11,701	12,913	(2,669)	2012	08/16/16
The Willows at East Lansing (ISHC)	East Lansing, MI	15,878	1,449	15,161	1,681	1,496	16,795	18,291	(3,940)	2014	08/16/16
The Willows at Howell (ISHC)	Howell, MI	(c)	1,051	12,099	6,763	1,158	18,755	19,913	(3,429)	2015	08/16/16
The Willows at Okemos (ISHC)	Okemos, MI	7,277	1,171	12,326	1,045	1,229	13,313	14,542	(3,139)	2014	08/16/16
Shelby Crossing Health Campus (ISHC)	Macomb, MI	16,686	2,533	18,440	2,404	2,620	20,757	23,377	(5,154)	2013	08/16/16
Village Green Healthcare Center (ISHC)	Greenville, OH	6,763	355	9,696	1,175	448	10,778	11,226	(2,314)	2014	08/16/16
The Oaks at Northpointe (ISHC)	Zanesville, OH	(c)	624	11,665	1,106	722	12,673	13,395	(2,973)	2013	08/16/16
The Oaks at Bethesda (ISHC)	Zanesville, OH	4,417	714	10,791	949	812	11,642	12,454	(2,635)	2013	08/16/16

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2023
(in thousands)

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land and Improvements	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land and Improvements	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
White Oak Health Campus (ISHC)	Monticello, IN	$20,088	$1,005	$13,207	$208	$1,005	$13,415	$14,420	$(2,173)	2010	09/23/16 and 07/30/20
Woodmont Health Campus (ISHC)	Boonville, IN	7,584	790	9,633	1,236	1,010	10,649	11,659	(2,547)	2000	02/01/17
Silver Oaks Health Campus (ISHC)	Columbus, IN	(c)	1,776	21,420	1,499	8	24,687	24,695	(5,513)	2001	02/01/17
Thornton Terrace Health Campus (ISHC)	Hanover, IN	5,375	764	9,209	1,601	873	10,701	11,574	(2,386)	2003	02/01/17
The Willows at Hamburg (ISHC)	Lexington, KY	11,192	1,740	13,422	1,676	1,810	15,028	16,838	(2,912)	2012	02/01/17
The Lakes at Monclova (ISHC)	Monclova, OH	19,130	2,869	12,855	10,302	3,186	22,840	26,026	(3,884)	2013	12/01/17
The Willows at Willard (ISHC)	Willard, OH	(c)	610	12,256	10,003	223	22,646	22,869	(4,267)	2012	02/01/17
Westlake Health Campus — Commerce Villa (ISHC)	Commerce, MI	(c)	261	6,610	1,270	553	7,588	8,141	(1,458)	2017	11/17/17
Orchard Grove Health Campus (ISHC)	Romeo, MI	27,515	2,065	11,510	18,156	3,515	28,216	31,731	(3,902)	2016	07/20/18 and 11/30/17
The Meadows of Ottawa (ISHC)	Ottawa, OH	—	695	7,752	1,168	728	8,887	9,615	(1,729)	2014	12/15/17
Valley View Healthcare Center (ISHC)	Fremont, OH	10,237	930	7,635	1,546	1,107	9,004	10,111	(1,353)	2017	07/20/18
Novi Lakes Health Campus (ISHC)	Novi, MI	12,154	1,654	7,494	2,770	1,702	10,216	11,918	(2,420)	2016	07/20/18
The Willows at Fritz Farm (ISHC)	Lexington, KY	8,918	1,538	8,637	455	1,563	9,067	10,630	(1,316)	2017	07/20/18
Trilogy Real Estate Gahanna, LLC (ISHC)	Gahanna, OH	(c)	1,146	—	16,745	1,218	16,673	17,891	(1,361)	2020	11/13/20
Oaks at Byron Center (ISHC)	Byron Center, MI	14,264	2,000	—	15,932	2,193	15,739	17,932	(1,517)	2020	07/08/20
Harrison Springs Health Campus (ISHC)	Corydon, IN	(c)	2,017	11,487	5,933	2,305	17,132	19,437	(1,775)	2016/2022	09/05/19

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2023
(in thousands)

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land and Improvements	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land and Improvements	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
The Cloister at Silvercrest (ISHC)	New Albany, IN	(c)	$139	$634	$6	$139	$640	$779	$(70)	1940	10/01/19
Trilogy Healthcare of Ferdinand II, LLC (ISHC)	Ferdinand, IN	16,805	—	—	14,619	—	14,619	14,619	(1,541)	2019	11/19/19
Forest Springs Health Campus (ISHC)	Louisville, KY	(c)	964	16,691	363	1,000	17,018	18,018	(1,654)	2015	07/30/20
Gateway Springs Health Campus (ISHC)	Hamilton, OH	11,505	1,277	10,923	1,615	1,431	12,384	13,815	(1,016)	2020	12/28/20
Orchard Pointe Health Campus (ISHC)	Kendallville, IN	10,176	1,806	9,243	15	1,806	9,258	11,064	(1,003)	2016	01/19/21
The Meadows of Delphos (ISHC)	Delphos, OH	9,330	2,345	8,150	98	2,382	8,211	10,593	(1,140)	2018	01/19/21
The Springs of Lima (ISHC)	Lima, OH	10,765	2,397	9,638	50	2,403	9,682	12,085	(1,216)	2018	01/19/21
Wooded Glen (ISHC)	Springfield, OH	14,450	2,803	11,928	15	2,803	11,943	14,746	(1,436)	2018	01/19/21
The Lakes of Sylvania (ISHC)	Sylvania, OH	19,493	3,208	15,059	232	3,265	15,234	18,499	(1,869)	2017	01/19/21
The Glen (ISHC)	Union Township, OH	14,741	2,789	12,343	35	2,789	12,378	15,167	(1,431)	2018	01/19/21
Harrison Trial Health Campus (ISHC)	Harrison, OH	15,632	1,750	17,114	86	2,048	16,902	18,950	(1,266)	2021	04/28/21
The Oaks of Belmont (ISHC)	Grand Rapids, MI	14,795	767	17,043	192	1,068	16,934	18,002	(1,349)	2021	03/13/21
Cedar Creek Health Campus (ISHC)	Lowell, IN	(c)	2,326	12,650	770	2,864	12,882	15,746	(833)	2014	07/07/21
Charlottesville OM (Outpatient Medical)	Charlottesville, VA	—	4,902	19,741	785	4,902	20,526	25,428	(1,652)	2001	10/01/21
Rochester Hills OM (Outpatient Medical)	Rochester Hills, MI	1,813	2,218	8,380	947	2,218	9,327	11,545	(918)	1990	10/01/21
Cullman OM III (Outpatient Medical)	Cullman, AL	—	—	19,224	(587)	—	18,637	18,637	(1,080)	2010	10/01/21
Iron OM Portfolio (Outpatient Medical)	Cullman, AL	—	—	14,799	1,382	—	16,181	16,181	(1,552)	1994	10/01/21
	Cullman, AL	—	—	12,287	438	—	12,725	12,725	(1,071)	1998	10/01/21

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2023
(in thousands)

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land and Improvements	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land and Improvements	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
	Sylacauga, AL	$—	$—	$11,273	$2,161	$—	$13,434	$13,434	$(976)	1997	10/01/21
Mint Hill OM (Outpatient Medical)	Mint Hill, NC	—	—	24,110	(26)	—	24,084	24,084	(1,981)	2007	10/01/21
Lafayette Assisted Living Portfolio (SHOP)	Lafayette, LA	—	1,206	9,076	697	1,206	9,773	10,979	(569)	1996	10/01/21
	Lafayette, LA	—	1,039	4,684	255	1,039	4,939	5,978	(316)	2014	10/01/21
Battle Creek OM (Outpatient Medical)	Battle Creek, MI	—	1,156	7,910	10	1,156	7,920	9,076	(855)	1996	10/01/21
Reno OM (Outpatient Medical)	Reno, NV	—	—	82,515	735	—	83,250	83,250	(6,090)	2005	10/01/21
Athens OM Portfolio (Outpatient Medical)	Athens, GA	—	860	7,989	120	860	8,109	8,969	(689)	2006	10/01/21
	Athens, GA	—	1,106	11,531	456	1,106	11,987	13,093	(962)	2006	10/01/21
SW Illinois Senior Housing Portfolio (Senior Housing)	Columbia, IL	—	1,117	9,700	—	1,117	9,700	10,817	(640)	2007	10/01/21
	Columbia, IL	—	147	2,106	—	147	2,106	2,253	(135)	1999	10/01/21
	Millstadt, IL	—	259	3,980	—	259	3,980	4,239	(256)	2004	10/01/21
	Red Bud, IL	—	690	5,175	—	690	5,175	5,865	(332)	2006	10/01/21
	Waterloo, IL	—	934	8,932	—	934	8,932	9,866	(576)	2012	10/01/21
Lawrenceville OM (Outpatient Medical)	Lawrenceville, GA	—	1,663	12,019	250	1,663	12,269	13,932	(1,019)	2005	10/01/21
Northern California Senior Housing Portfolio (SHOP)	Belmont, CA	—	10,491	9,650	(6,971)	10,491	2,679	13,170	(624)	1958/2000	10/01/21
	Menlo Park, CA	—	3,730	3,018	(6,741)	—	7	7	—	1945	10/01/21
Roseburg OM (Outpatient Medical)	Roseburg, OR	—	—	28,140	134	—	28,274	28,274	(2,180)	2003	10/01/21
Fairfield County OM (Outpatient Medical)	Trumbull, CT	—	2,797	10,400	274	2,797	10,674	13,471	(1,137)	1987	10/01/21
Central Wisconsin Senior Care Portfolio (SHOP)	Sun Prairie, WI	—	543	2,587	70	543	2,657	3,200	(202)	1960/2006	10/01/21
	Waunakee, WI	—	2,171	10,198	423	2,171	10,621	12,792	(796)	1974/2005	10/01/21

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2023
(in thousands)

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land and Improvements	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land and Improvements	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Sauk Prairie OM (Outpatient Medical)	Prairie du Sac, WI	$—	$2,044	$19,669	$401	$2,044	$20,070	$22,114	$(1,558)	2014	10/01/21
Surprise OM (Outpatient Medical)	Surprise, AZ	—	1,827	10,968	443	1,827	11,411	13,238	(881)	2012	10/01/21
Southfield OM (Outpatient Medical)	Southfield, MI	5,408	1,634	16,550	1,187	1,634	17,737	19,371	(1,824)	1975/2014	10/01/21
Pinnacle Beaumont ALF (SHOP)	Beaumont, TX	—	1,775	17,541	39	1,775	17,580	19,355	(1,062)	2012	10/01/21
Grand Junction OM (Outpatient Medical)	Grand Junction, CO	—	2,460	34,188	42	2,460	34,230	36,690	(2,749)	2013	10/01/21
Edmonds OM (Outpatient Medical)	Edmonds, WA	—	4,523	22,414	338	4,523	22,752	27,275	(1,826)	1991/2008	10/01/21
Pinnacle Warrenton ALF (SHOP)	Warrenton, MO	—	514	7,059	(2,240)	—	5,333	5,333	(462)	1986	10/01/21
Glendale OM (Outpatient Medical)	Glendale, WI	—	665	6,782	410	665	7,192	7,857	(701)	2004	10/01/21
Missouri SNF Portfolio (Skilled Nursing)	Florissant, MO	—	800	10,363	—	800	10,363	11,163	(692)	1987	10/01/21
	Kansas City, MO	—	2,090	10,527	—	2,090	10,527	12,617	(821)	1974	10/01/21
	Milan, MO	—	493	7,057	—	493	7,057	7,550	(464)	1980	10/01/21
	Missouri, MO	—	729	10,187	—	729	10,187	10,916	(658)	1963	10/01/21
	Salisbury, MO	—	515	8,852	—	515	8,852	9,367	(584)	1970	10/01/21
	Sedalia, MO	—	631	24,172	—	631	24,172	24,803	(1,466)	1975	10/01/21
	St. Elizabeth, MO	—	437	4,561	—	437	4,561	4,998	(307)	1981	10/01/21
	Trenton, MO	—	310	4,875	—	310	4,875	5,185	(316)	1967	10/01/21
Flemington OM Portfolio (Outpatient Medical)	Flemington, NJ	—	1,419	11,110	553	1,419	11,663	13,082	(1,107)	2002	10/01/21
	Flemington, NJ	—	578	3,340	297	578	3,637	4,215	(370)	1993	10/01/21

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2023
(in thousands)

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land and Improvements	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land and Improvements	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Lawrenceville OM II (Outpatient Medical)	Lawrenceville, GA	$—	$1,058	$9,709	$1,718	$1,058	$11,427	$12,485	$(994)	1990	10/01/21
Mill Creek OM (Outpatient Medical)	Mill Creek, WA	—	1,344	7,516	535	1,344	8,051	9,395	(610)	1991	10/01/21
Modesto OM (Outpatient Medical)	Modesto, CA	—	—	16,065	479	—	16,544	16,544	(1,310)	1991/2016	10/01/21
Michigan ALF Portfolio (SHOP)	Grand Rapids, MI	—	1,196	8,955	—	1,196	8,955	10,151	(619)	1953/2016	10/01/21
	Grand Rapids, MI	9,608	1,291	11,308	—	1,291	11,308	12,599	(779)	1989	10/01/21
	Holland, MI	—	716	6,534	—	716	6,534	7,250	(518)	2007/2017	10/01/21
	Howell, MI	—	836	4,202	—	836	4,202	5,038	(290)	2003	10/01/21
	Lansing, MI	—	1,300	11,629	3	1,300	11,632	12,932	(767)	1988/2015	10/01/21
	Wyoming, MI	—	1,343	13,347	—	1,343	13,347	14,690	(881)	1964/2016	10/01/21
Lithonia OM (Outpatient Medical)	Lithonia, GA	—	1,676	10,871	895	1,676	11,766	13,442	(1,015)	2015	10/01/21
West Des Moines SNF (Skilled Nursing)	West Des Moines, IA	—	509	3,813	—	509	3,813	4,322	(260)	2004	10/01/21
Great Nord OM Portfolio (Outpatient Medical)	Tinley Park, IL	—	—	15,423	945	—	16,368	16,368	(1,491)	2002	10/01/21
	Chesterton, IN	—	743	9,070	260	743	9,330	10,073	(912)	2007	10/01/21
	Crown Point, IN	—	265	5,467	—	265	5,467	5,732	(451)	2005	10/01/21
	Plymouth, MN	—	1,491	12,994	68	1,491	13,062	14,553	(1,106)	2014	10/01/21
Overland Park OM (Outpatient Medical)	Overland Park, KS	—	2,803	23,639	640	2,803	24,279	27,082	(1,942)	2017	10/01/21
Blue Badger OM (Outpatient Medical)	Marysville, OH	—	1,518	12,543	28	1,518	12,571	14,089	(948)	2014	10/01/21
Bloomington OM (Outpatient Medical)	Bloomington, IL	—	2,114	17,363	—	2,114	17,363	19,477	(1,102)	1990	10/01/21

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2023
(in thousands)

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land and Improvements	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land and Improvements	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
Haverhill OM (Outpatient Medical)	Haverhill, MA	$—	$1,393	$15,477	$96	$1,393	$15,573	$16,966	$(1,493)	1987	10/01/21
Fresno OM (Outpatient Medical)	Fresno, CA	—	1,536	8,964	291	1,536	9,255	10,791	(850)	2007	10/01/21
Colorado Foothills OM Portfolio (Outpatient Medical)	Arvada, CO	—	695	6,369	292	695	6,661	7,356	(786)	1979	10/01/21
	Centennial, CO	—	873	11,233	346	873	11,579	12,452	(1,037)	1979	10/01/21
	Colorado Springs, CO	—	2,225	12,520	1,007	2,225	13,527	15,752	(1,052)	1999	10/01/21
Catalina West Haven ALF (SHOP)	West Haven, UT	—	1,936	10,415	253	1,936	10,668	12,604	(697)	2012	10/01/21
Louisiana Senior Housing Portfolio (SHOP)	Gonzales, LA	—	1,123	5,668	142	1,123	5,810	6,933	(404)	1996	10/01/21
	Monroe, LA	—	834	4,037	393	834	4,430	5,264	(268)	1994	10/01/21
	New Iberia, LA	—	952	5,257	54	952	5,311	6,263	(357)	1996	10/01/21
	Shreveport, LA	—	1,177	6,810	54	1,177	6,864	8,041	(437)	1996	10/01/21
	Slidell, LA	—	801	4,348	194	801	4,542	5,343	(320)	1996	10/01/21
Catalina Madera ALF (SHOP)	Madera, CA	—	1,312	15,299	375	1,312	15,674	16,986	(1,008)	2005	10/01/21
The Willows at Springhurst (ISHC)	Louisville, KY	20,800	1,876	12,595	(547)	1,952	11,972	13,924	(702)	1979	01/01/22
	Louisville, KY	—	1,184	6,483	(34)	1,184	6,449	7,633	(375)	1979	01/01/22
The Willows at Harrodsburg (ISHC)	Harrodsburg, KY	7,125	918	10,181	1,396	1,594	10,901	12,495	(567)	2018	05/20/22
North River Health Campus (ISHC)	Evansville, IN	17,100	2,614	15,031	94	2,631	15,108	17,739	(874)	2017	05/20/22
Trilogy Healthcare of Jefferson III, LLC (ISHC)	Louisville, KY	14,175	2,265	14,077	356	2,265	14,433	16,698	(722)	2018	05/20/22
Pickerington Health Campus (ISHC)	Pickerington, OH	13,050	860	15,575	30	880	15,585	16,465	(1,712)	2019	05/20/22
Mt. Washington Development Project (ISHC)	Mt. Washington	14,325	2,054	10,225	24	2,054	10,249	12,303	(578)	2020	05/20/22
Silvercrest Health Center (ISHC)	New Albany, IN	20,259	1,920	24,965	352	1,920	25,317	27,237	(1,018)	2013	08/01/22

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2023
(in thousands)

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(f)
Description(a)		Encumbrances	Land and Improvements	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land and Improvements	Buildings and Improvements	Total(e)	Accumulated Depreciation (g)(h)	Date of Construction	Date Acquired
The Springs of Mooresville (ISHC)	Mooresville, IN	$13,853	$1,460	$12,617	$99	$1,460	$12,716	$14,176	$(510)	2016	08/01/22
Hearthstone Health Campus (ISHC)	Bloomington, IN	19,008	2,140	16,928	202	2,160	17,110	19,270	(732)	2014	08/01/22
AHR Texas ALF Portfolio (SHOP)	Temple, TX	14,561	1,819	11,090	217	1,819	11,307	13,126	(416)	1998	12/05/22
	Cedar Park, TX	5,744	1,347	5,250	114	1,347	5,364	6,711	(206)	1998	12/05/22
	Corpus Christi, TX	14,174	1,229	12,663	98	1,229	12,761	13,990	(465)	1997	12/05/22
	League City, TX	15,537	1,435	15,475	125	1,435	15,600	17,035	(512)	1999	12/05/22
	Round Rock, TX	21,123	2,124	14,895	383	2,124	15,278	17,402	(502)	1997	12/05/22
	Sugarland, TX	27,780	2,674	12,751	155	2,674	12,906	15,580	(450)	1999	12/05/22
	Tyler, TX	9,667	1,131	10,510	103	1,131	10,613	11,744	(384)	1998	12/05/22
The Legacy at English Station (ISHC)	Louisville, KY	7,700	912	10,139	56	912	10,195	11,107	(255)	2016	02/15/23
The Villages at Oak Ridge (ISHC)	Washington, IN	12,901	1,483	11,551	1,799	1,483	13,350	14,833	(174)	2015	07/13/23
Smith's Mill Health Campus (ISHC)	New Albany, OH	—	1,323	15,271	46	1,323	15,317	16,640	(255)	2019	07/13/23
Oakwood Health Center Villas (ISHC)	Tell City, IN	1,988	535	1,555	131	541	1,680	2,221	(47)	2013	07/13/23
		$1,312,019	$325,412	$3,228,159	$355,820	$332,402	$3,576,989	$3,909,391	$(627,189)
Leased properties(d)		$—	$1,130	$84,944	$157,431	$2,051	$241,454	$243,505	$(123,997)
Construction in progress		14,294	925	15,870	7,904	1,493	23,206	24,699	(971)
		$1,326,313	$327,467	$3,328,973	$521,155	$335,946	$3,841,649	$4,177,595	$(752,157)
___________
(a)We own 100% of our properties as of December 31, 2023, with the exception of Trilogy, Lakeview IN Medical Plaza, Southlake TX Hospital, Pinnacle Beaumont ALF, Pinnacle Warrenton ALF and Louisiana Senior Housing Portfolio.
(b)The cost capitalized subsequent to acquisition is shown net of dispositions and impairments.
(c)These properties are used as collateral for the secured revolver portion of the 2019 Trilogy Credit Facility, which had an outstanding balance of $309,823 as of December 31, 2023. See Note 9, Lines of Credit and Term Loan — 2019 Trilogy Credit Facility, for a further discussion.
(d)Represents furniture, fixtures, equipment, land and improvements associated with properties under operating leases.

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2023
(in thousands)
(e)     The changes in total real estate for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

Amount
Balance — December 31, 2020	$2,762,272
Acquisitions	1,225,626
Additions	87,909
Dispositions and impairments	(36,645)
Foreign currency translation adjustment	(590)
Balance — December 31, 2021	$4,038,572
Acquisitions	$254,947
Additions	72,802
Dispositions and impairments	(123,841)
Foreign currency translation adjustment	(6,033)
Balance — December 31, 2022	$4,236,447
Acquisitions	$55,658
Additions	97,667
Dispositions and impairments	(214,906)
Foreign currency translation adjustment	2,729
Balance — December 31, 2023	$4,177,595
(f)     As of December 31, 2023, the unaudited aggregate cost of our properties was $4,051,405 for U.S. federal income tax purposes.
(g)     The changes in accumulated depreciation for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

Amount
Balance — December 31, 2020	$425,272
Additions	109,036
Dispositions and impairments	(10,320)
Foreign currency translation adjustment	(102)
Balance — December 31, 2021	$523,886
Additions	$141,257
Dispositions and impairments	(9,355)
Foreign currency translation adjustment	(950)
Balance — December 31, 2022	$654,838
Additions	$147,587
Dispositions and impairments	(50,790)
Foreign currency translation adjustment	522
Balance — December 31, 2023	$752,157
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

AMERICAN HEALTHCARE REIT, INC.
EXHIBITS LIST
December 31, 2023

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the period ended December 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

2.1
Agreement and Plan of Merger, dated June 23, 2021, by and among Griffin-American Healthcare REIT IV, Inc., Griffin-American Healthcare REIT IV Holdings, LP, Continental Merger Sub, LLC, Griffin-American Healthcare REIT III, Inc. and Griffin-American Healthcare REIT III Holdings, LP (included as Exhibit 2.1 to our Current Report on Form 8-K (File No. 000-55775) filed June 24, 2021 and incorporated herein by reference)

3.1
Fourth Articles of Amendment and Restatement of Griffin-American Healthcare REIT IV, Inc., dated October 1, 2021 (included as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55775) filed October 1, 2021 and incorporated herein by reference)

3.2
Articles of Amendment (Reverse Stock Split) of American Healthcare REIT, Inc., dated November 15 2022 (included as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55775) filed November 16. 2022 and incorporated herein by reference)

3.3
Articles of Amendment (Par Value Decrease) of American Healthcare REIT, Inc., dated November 15 2022 (included as Exhibit 3.2 to our Current Report on Form 8-K (File No. 000-55775) filed November 16. 2022 and incorporated herein by reference)

3.4
Articles Supplementary (Common Stock Reclassification) of American Healthcare REIT, Inc., dated January 26, 2024 (included as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55775) filed January 30, 2024 and incorporated herein by reference)

3.5
Articles Supplementary (Subtitle 8 Opt-Out) of American Healthcare REIT, Inc., dated February 7, 2024 (included as Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-41951) filed February 12. 2024 and incorporated herein by reference)

3.6
Amended and Restated Bylaws of American Healthcare REIT, Inc. (included as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55775) filed February 17, 2023 and incorporated herein by reference)

4.1
Amended and Restated Distribution Reinvestment Plan of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.6 to our Registration Statement on Form S-3 (File No. 333-229301) filed January 18, 2019 and incorporated herein by reference)

4.2*	Description of Registrant’s Securities

4.3
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (included as Exhibit 4.1 to our Registration Statement on Form S-11 (File No. 333-267464) filed on January 2, 2024 and incorporated herein by reference)

10.1†
American Healthcare REIT, Inc. Second Amended and Restated 2015 Incentive Plan, effective as of June 15, 2023 (included as Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 000-55775) filed August 14, 2023 and incorporated herein by reference)

10.2
First Amended and Restated Senior Secured Credit Agreement dated as of September 5, 2019, among Trilogy RER, LLC, and certain subsidiaries of Trilogy RER, LLC, Trilogy OpCo, LLC and Trilogy Pro Services, LLC, KeyBank National Association and the other lenders which are parties thereto from time to time, CIT Bank, N.A., Regions Bank, KeyBanc Capital Markets, Inc., Regions Capital Markets, Bank of America, N.A. and The Huntington National Bank (included as Exhibit 10.1 to Griffin-American Healthcare REIT III, Inc.’s Current Report on Form 8-K (File No. 000-55434) filed September 11, 2019 and incorporated herein by reference)

10.3
Unconditional Guaranty of Payment dated as of September 5, 2019, by Trilogy Investors, LLC, Trilogy Healthcare Holdings, Inc., Trilogy Pro Services, LLC and Trilogy OpCo, LLC for the benefit of KeyBank National Association and the other lenders which are parties thereto from time to time, CIT Bank, N.A., Regions Bank, KeyBanc Capital Markets, Inc., Regions Capital Markets, Bank of America, N.A. and The Huntington National Bank (included as Exhibit 10.2 to Griffin-American Healthcare REIT III, Inc.’s Current Report on Form 8-K (File No. 000-55434) filed September 11, 2019 and incorporated herein by reference)

AMERICAN HEALTHCARE REIT, INC.
EXHIBITS LIST — (Continued)
December 31, 2023

10.4
First Amendment to the First Amended and Restated Senior Secured Credit Agreement and dated as of April 30, 2021, among Trilogy RER, LLC, and certain subsidiaries of Trilogy RER, LLC, Trilogy OpCo, LLC and Trilogy Pro Services, LLC, KeyBank National Association and the other lenders which are parties thereto from time to time, CIT Bank, N.A., Regions Bank, KeyBanc Capital Markets, Inc., Regions Capital Markets, Bank of America, N.A. and The Huntington National Bank (included as Exhibit 10.4 to our Annual Report on Form 10-K (File No. 000-55775) filed March 17, 2023 and incorporated herein by reference)

10.5
Second Amendment to the First Amended and Restated Senior Secured Credit Agreement and dated as of September 29, 2021, among Trilogy RER, LLC, and certain subsidiaries of Trilogy RER, LLC, Trilogy OpCo, LLC and Trilogy Pro Services, LLC, KeyBank National Association and the other lenders which are parties thereto from time to time, CIT Bank, N.A., Regions Bank, KeyBanc Capital Markets, Inc., Regions Capital Markets, Bank of America, N.A. and The Huntington National Bank (included as Exhibit 10.5 to our Annual Report on Form 10-K (File No. 000-55775) filed March 17, 2023 and incorporated herein by reference)

10.6
Third Amendment to the First Amended and Restated Senior Secured Credit Agreement and Amendment to Unconditional Guaranty of Payment and Performance dated as of December 20, 2022, among Trilogy RER, LLC, and certain subsidiaries of Trilogy RER, LLC, Trilogy OpCo, LLC and Trilogy Pro Services, LLC, KeyBank National Association and the other lenders which are parties thereto from time to time, CIT Bank, N.A., Regions Bank, KeyBanc Capital Markets, Inc., Regions Capital Markets, Bank of America, N.A. and The Huntington National Bank (included as Exhibit 10.6 to our Annual Report on Form 10-K (File No. 000-55775) filed March 17, 2023 and incorporated herein by reference)

10.7†	Form of Indemnification Agreement (included as Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55775) filed October 1, 2021 and incorporated herein by reference)

10.8
Second Amended and Restated Agreement of Limited Partnership of American Healthcare REIT Holdings, LP, dated October 1, 2021 (included as Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55775) filed October 5, 2021 and incorporated by reference)

10.9	Amended and Restated Share Repurchase Plan (included as Exhibit 10.2 to our Current Report on Form 8-K (File No. 000-55775) filed October 5, 2021 and incorporated herein by reference)

10.10
Registration Rights Agreement, dated October 1, 2021, by and between Griffin-American Healthcare REIT III, Inc. and Griffin-American Healthcare REIT III Holdings, LP (included as Exhibit 10.1 to Griffin-American Healthcare REIT III, Inc’s Current Report on Form 8-K (File No. 000-55434) filed October 1, 2021 and incorporated herein by reference)

10.11†
American Healthcare Opps Holdings, LLC Executive Severance and Change in Control Plan, effective as of November 18, 2021 (included as Exhibit 10.12 to our Annual Report on Form 10-K (File No. 000-55775) filed March 25, 2022 and incorporated herein by reference)

10.12
Eighth Amended and Restated Limited Liability Company Agreement of Trilogy REIT Holdings, LLC dated as of December 31, 2021, entered into by and among Trilogy Real Estate Investment Trust, Trilogy Management Services, LLC and Members, effective as of December 31, 2021 (included as Exhibit 10.13 to our Annual Report on Form 10-K (File No. 000-55775) filed March 25, 2022 and incorporated herein by reference)

10.13
Amended and Restated Credit Agreement by and among American Healthcare REIT Holdings, L.P., American Healthcare REIT, Inc. and certain subsidiaries, Bank of America, N.A., KeyBank, National Association, Citizens Bank, National Association, Bank of the West, Fifth Third Bank, National Association, Truist Bank, Regions Bank, KeyBanc Capital Markets and BofA Securities, Inc. dated January 19, 2022 (included as Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-055775) filed January 25, 2022 and incorporated herein by reference)

10.14
First Amendment to Amended and Restated Credit Agreement dated as of March 1, 2023, among American Healthcare REIT Holdings, L.P., American Healthcare REIT, Inc. and certain subsidiaries and Bank of America, N.A., KeyBank, National Association, Citizens Bank, National Association and certain lenders named therein (included as Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-055775) filed March 7, 2023 and incorporated herein by reference)

AMERICAN HEALTHCARE REIT, INC.
EXHIBITS LIST — (Continued)
December 31, 2023

10.15
Second Amended and Restated Credit Agreement, dated February 14, 2024, by and among American Healthcare REIT Holdings, LP, American Healthcare REIT, Inc., and certain subsidiaries and Bank of America, N.A., KeyBank, National Association, Citizens Bank, National Association, Bank of the West, Barclays Banks PLC, Credit Agricole Corporate and Investment Bank, Fifth Third Bank, National Association, Morgan Stanley Bank, N.A., Truist Bank, Regions Bank, Royal Bank of Canada, KeyBanc Capital Markets and BofA Securities, Inc. (included as Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-41951) filed February 21, 2024 and incorporated herein by reference)

10.16
Fourth Amendment to the First Amended and Restated Senior Secured Credit Agreement, dated as of March 30, 2023, among Trilogy RER, LLC and certain subsidiaries of Trilogy RER, LLC, Trilogy Investors, LLC, Trilogy Healthcare Holdings, Inc., Trilogy OpCo, LLC and Trilogy Pro Services, LLC, KeyBank National Association and the other lenders which are parties thereto from time to time (included as Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 000-55775) filed May 15, 2023 and incorporated herein by reference)

10.17
Fifth Amendment to the First Amended and Restated Senior Secured Credit Agreement, dated as of December 21, 2023, by and among Trilogy RER, LLC and certain subsidiaries of Trilogy RER, LLC, Trilogy Investors, LLC, Trilogy Healthcare Holdings, Inc., Trilogy OpCo, LLC and Trilogy Pro Services, LLC, KeyBank National Association and the other lenders which are parties thereto from time to time (included as Exhibit 10.25 to Pre- Effective Amendment No. 3 to our Registration Statement on Form S-11 (File No. 333-267464) filed January 2, 2024 and incorporated herein by reference)

10.18
Extension Letter to the First Amended and Restated Senior Secured Credit Agreement, dated as of September 5, 2023, among Trilogy RER, LLC, certain subsidiaries of Trilogy RER, LLC, Trilogy Investors, LLC, Trilogy Healthcare Holdings, Inc., Trilogy OpCo, LLC, Trilogy Pro Services, LLC, and KeyBank National Association (included as Exhibit 10.23 to Pre-Effective Amendment No. 2 to our Registration Statement on Form S-11 (File No. 333-267464) filed November 7, 2023 and incorporated herein by reference)

10.19
Membership Interest Purchase Agreement, dated as of November 3, 2023, by and among GAHC3 Trilogy JV, LLC, American Healthcare REIT, Inc., Trilogy Holdings NT-HCI, LLC and NorthStar Healthcare Income Operating Partnership, LP (included as Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55775) filed November 7, 2023 and incorporated herein by reference)

10.20	Form of Executive Listing Equity Award Agreement (included as Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-41951) filed February 12, 2024 and incorporated herein by reference)

10.21
Form of Independent Director Listing Equity Award Agreement (included as Exhibit 10.2 to our Current Report on Form 8-K (File No. 001-41951) filed February 12, 2024 and incorporated herein by reference)

21.1*	Subsidiaries of American Healthcare REIT, Inc.

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	American Healthcare REIT, Inc. Policy on Recoupment of Incentive Compensation

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

AMERICAN HEALTHCARE REIT, INC.
EXHIBITS LIST — (Continued)
December 31, 2023

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_________

*	Filed herewith.
**	Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
†	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Healthcare REIT, Inc. (Registrant)

By	/s/ DANNY PROSKY	Chief Executive Officer and President
Danny Prosky

Date: March 22, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ DANNY PROSKY	Chief Executive Officer, President and Director
	Danny Prosky	(Principal Executive Officer)

Date: March 22, 2024

By	/s/ BRIAN S. PEAY	Chief Financial Officer
	Brian S. Peay	(Principal Financial Officer and Principal Accounting Officer)

Date: March 22, 2024

By	/s/ JEFFREY T. HANSON	Non-Executive Chairman of the Board of Directors
Jeffrey T. Hanson

Date: March 22, 2024

By	/s/ MATHIEU B. STREIFF	Director
Mathieu B. Streiff

Date: March 22, 2024

By	/s/ SCOTT A. ESTES	Independent Director
Scott Estes

Date: March 22, 2024

By	/s/ BRIAN J. FLORNES	Independent Director
Brian J. Flornes

Date: March 22, 2024

By	/s/ DIANNE HURLEY	Independent Director
Dianne Hurley

Date: March 22, 2024

By	/s/ MARVIN R. O’QUINN	Independent Director
Marvin R. O’Quinn

Date: March 22, 2024

By	/s/ VALERIE RICHARDSON	Independent Director
Valerie Richardson

Date: March 22, 2024

By	/s/ WILBUR H. SMITH III	Independent Director
Wilbur H. Smith III

Date: March 22, 2024