Form 10-Q
period 2024-03-31
American Healthcare REIT, Inc.
filed 2024-05-14
CIK 1632970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of May 8, 2024, there were 65,372,222 shares of Common Stock, 19,601,476 shares of Class T common stock and 46,673,320 shares of Class I common stock of American Healthcare REIT, Inc. outstanding.

AMERICAN HEALTHCARE REIT, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2024 and December 31, 2023
(In thousands, except share and per share amounts) (Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Real estate investments, net	$3,478,773	$3,425,438
Debt security investment, net	87,984	86,935
Cash and cash equivalents	77,026	43,445
Restricted cash	47,505	47,337
Accounts and other receivables, net	215,881	185,379
Identified intangible assets, net	187,814	180,470
Goodwill	234,942	234,942
Operating lease right-of-use assets, net	221,575	227,846
Other assets, net	151,930	146,141
Total assets	$4,703,430	$4,577,933

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$1,228,435	$1,302,396
Lines of credit and term loan, net(1)	759,308	1,223,967
Accounts payable and accrued liabilities(1)	257,283	242,905
Identified intangible liabilities, net	5,805	6,095
Financing obligations(1)	41,101	41,756
Operating lease liabilities(1)	219,767	225,502
Security deposits, prepaid rent and other liabilities(1)	48,933	76,134
Total liabilities	2,560,632	3,118,755

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests (Note 11)	11,636	33,843

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.01 par value per share; 700,000,000 shares authorized; 65,372,222 shares issued and outstanding as of March 31, 2024 and none issued and outstanding as of December 31, 2023	644	—
Class T common stock, $0.01 par value per share; 200,000,000 shares authorized; 19,552,425 and 19,552,856 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	194	194
Class I common stock, $0.01 par value per share; 100,000,000 shares authorized; 46,673,320 shares issued and outstanding as of both March 31, 2024 and December 31, 2023	467	467
Additional paid-in capital	3,275,252	2,548,307
Accumulated deficit	(1,313,190)	(1,276,222)
Accumulated other comprehensive loss	(2,468)	(2,425)
Total stockholders’ equity	1,960,899	1,270,321
Noncontrolling interests (Note 12)	170,263	155,014
Total equity	2,131,162	1,425,335
Total liabilities, redeemable noncontrolling interests and equity	$4,703,430	$4,577,933

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
As of March 31, 2024 and December 31, 2023
(In thousands) (Unaudited)
___________
(1)Such liabilities of American Healthcare REIT, Inc. represented liabilities of American Healthcare REIT Holdings, LP or its consolidated subsidiaries as of March 31, 2024 and December 31, 2023. American Healthcare REIT Holdings, LP is a variable interest entity, or VIE, and a consolidated subsidiary of American Healthcare REIT, Inc. The creditors of American Healthcare REIT Holdings, LP or its consolidated subsidiaries do not have recourse against American Healthcare REIT, Inc., except for the 2024 Credit Facility, as defined in Note 8, held by American Healthcare REIT Holdings, LP in the amount of $550,000 as of March 31, 2024 and the 2022 Credit Facility, as defined in Note 8, held by American Healthcare REIT Holdings, LP in the amount of $914,900 as of December 31, 2023, which were guaranteed by American Healthcare REIT, Inc.
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2024 and 2023
(In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Resident fees and services	$452,118	$408,630
Real estate revenue	47,415	43,596
Total revenues	499,533	452,226
Expenses:
Property operating expenses	403,629	370,146
Rental expenses	13,727	15,195
General and administrative	11,828	13,053
Business acquisition expenses	2,782	332
Depreciation and amortization	42,767	44,670
Total expenses	474,733	443,396
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishments)	(36,438)	(39,011)
Gain (loss) in fair value of derivative financial instruments	6,417	(195)
Gain (loss) on dispositions of real estate investments, net	2,263	(132)
Loss from unconsolidated entities	(1,205)	(306)
Gain on re-measurement of previously held equity interest	—	726
Foreign currency (loss) gain	(426)	1,008
Other income	1,863	1,608
Total net other expense	(27,526)	(36,302)
Loss before income taxes	(2,726)	(27,472)
Income tax expense	(278)	(143)
Net loss	(3,004)	(27,615)
Net (income) loss attributable to noncontrolling interests	(888)	1,743
Net loss attributable to controlling interest	$(3,892)	$(25,872)
Net loss per share of Common Stock, Class T common stock and Class I common stock attributable to controlling interest — basic and diluted	$(0.04)	$(0.39)
Weighted average number of shares of Common Stock, Class T common stock and Class I common stock outstanding — basic and diluted	104,295,142	66,026,173

Net loss	$(3,004)	$(27,615)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(43)	122
Total other comprehensive (loss) income	(43)	122
Comprehensive loss	(3,047)	(27,493)
Comprehensive (income) loss attributable to noncontrolling interests	(888)	1,743
Comprehensive loss attributable to controlling interest	$(3,935)	$(25,750)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2024 and 2023
(In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended March 31, 2024
	Stockholders’ Equity
	Common Stock		Class T Common Stock		Class I Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2023	—	$—	19,552,856	$194	46,673,320	$467	$2,548,307	$(1,276,222)	$(2,425)	$1,270,321	$155,014	$1,425,335
Issuance of common stock	64,400,000	644	—	—	—	—	772,156	—	—	772,800	—	772,800
Offering costs — common stock	—	—	—	—	—	—	(53,542)	—	—	(53,542)	—	(53,542)
Issuance of nonvested restricted common stock	972,222	—	—	—	—	—	—	—	—	—	—	—
Amortization of nonvested restricted common stock and stock units	—	—	—	—	—	—	1,914	—	—	1,914	—	1,914
Stock based compensation	—	—	—	—	—	—	—	—	—	—	21	21
Repurchase of common stock	—	—	(431)	—	—	—	(14)	—	—	(14)	—	(14)
Purchase of noncontrolling interest	—	—	—	—	—	—	(478)	—	—	(478)	37	(441)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(992)	(992)
Reclassification of noncontrolling interests from mezzanine equity, net	—	—	—	—	—	—	—	—	—	—	15,282	15,282
Adjustment to value of redeemable noncontrolling interests	—	—	—	—	—	—	6,909	—	—	6,909	(8)	6,901
Distributions declared ($0.25 per share)	—	—	—	—	—	—	—	(33,076)	—	(33,076)	—	(33,076)
Net (loss) income	—	—	—	—	—	—	—	(3,892)	—	(3,892)	909	(2,983)	(1)
Other comprehensive loss	—	—	—	—	—	—	—	—	(43)	(43)	—	(43)
BALANCE — March 31, 2024	65,372,222	$644	19,552,425	$194	46,673,320	$467	$3,275,252	$(1,313,190)	$(2,468)	$1,960,899	$170,263	$2,131,162

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Three Months Ended March 31, 2024 and 2023
(In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended March 31, 2023
	Stockholders’ Equity
	Class T Common Stock		Class I Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2022	19,535,095	$194	46,675,367	$467	$2,540,424	$(1,138,304)	$(2,690)	$1,400,091	$167,674	$1,567,765
Issuance of nonvested restricted common stock	1,956	—	—	—	—	—	—	—	—	—
Amortization of nonvested restricted common stock and stock units	—	—	—	—	1,051	—	—	1,051	—	1,051
Stock based compensation	—	—	—	—	—	—	—	—	21	21
Repurchase of common stock	(429)	—	(1,681)	—	(78)	—	—	(78)	—	(78)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3,102)	(3,102)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	—	—	(21)	(21)
Adjustment to value of redeemable noncontrolling interests	—	—	—	—	4,902	—	—	4,902	141	5,043
Distributions declared ($0.25 per share)	—	—	—	—	—	(16,565)	—	(16,565)	—	(16,565)
Net loss	—	—	—	—	—	(25,872)	—	(25,872)	(1,375)	(27,247)	(1)
Other comprehensive income	—	—	—	—	—	—	122	122	—	122
BALANCE — March 31, 2023	19,536,622	$194	46,673,686	$467	$2,546,299	$(1,180,741)	$(2,568)	$1,363,651	$163,338	$1,526,989
___________
(1)For the three months ended March 31, 2024 and 2023, amounts exclude $(21) and $(368), respectively, of net (loss) attributable to redeemable noncontrolling interests. See Note 11, Redeemable Noncontrolling Interests, for further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2024 and 2023
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,004)	$(27,615)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	42,767	44,670
Other amortization	11,799	20,370
Deferred rent	(1,132)	(1,090)
Stock based compensation	1,935	1,072
(Gain) loss on dispositions of real estate investments, net	(2,263)	132
Loss from unconsolidated entities	1,205	306
Gain on re-measurement of previously held equity interest	—	(726)
Foreign currency loss (gain)	434	(1,063)
Loss on extinguishments of debt	1,280	—
Change in fair value of derivative financial instruments	(6,417)	195
Changes in operating assets and liabilities:
Accounts and other receivables	(32,116)	(7,119)
Other assets	(9,736)	(3,489)
Accounts payable and accrued liabilities	(1,866)	1,790
Operating lease liabilities	(8,893)	(9,328)
Security deposits, prepaid rent and other liabilities	53	5,757
Net cash (used in) provided by operating activities	(5,954)	23,862
CASH FLOWS FROM INVESTING ACTIVITIES
Developments and capital expenditures	(19,886)	(21,500)
Proceeds from dispositions of real estate investments	14,522	6,901
Acquisitions of real estate investments	(352)	(11,680)
Acquisition of previously held equity interest	—	(335)
Investments in unconsolidated entities	—	(6,000)
Issuance of real estate notes receivable	(7,753)	—
Principal repayments on real estate notes receivable	8,383	—
Real estate and other deposits	(137)	(705)
Net cash used in investing activities	(5,223)	(33,319)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgage loans payable	15,535	7,700
Payments on mortgage loans payable	(181,190)	(5,122)
Borrowings under the lines of credit and term loan	147,600	113,600
Payments on the lines of credit and term loan	(612,323)	(82,100)
Payments on financing and other obligations	(782)	(733)
Deferred financing costs	(5,838)	(1,048)
Proceeds from issuance of common stock	772,800	—
Payment of offering costs	(47,534)	(3)
Distributions paid to common stockholders	(16,596)	(26,492)
Repurchase of common stock	(14)	(78)
Purchase of noncontrolling interest	(441)	—
Distributions to noncontrolling interests	(991)	(4,076)
Redemption of noncontrolling interests	(25,312)	(15,803)

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Three Months Ended March 31, 2024 and 2023
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2024	2023
Security deposits	$48	$(145)
Net cash provided by (used in) financing activities	44,962	(14,300)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$33,785	$(23,757)
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(36)	80
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	90,782	111,906
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$124,531	$88,229

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period:
Cash and cash equivalents	$43,445	$65,052
Restricted cash	47,337	46,854
Cash, cash equivalents and restricted cash	$90,782	$111,906

End of period:
Cash and cash equivalents	$77,026	$41,346
Restricted cash	47,505	46,883
Cash, cash equivalents and restricted cash	$124,531	$88,229

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$35,617	$37,424
Income taxes	$157	$383
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued developments and capital expenditures	$24,127	$26,102
Capital expenditures from financing and other obligations	$353	$—
Tenant improvement overage	$1,553	$—
Acquisition of real estate investments with assumed mortgage loans payable, net of debt discount	$91,472	$—
Reclassification of noncontrolling interest from mezzanine equity, net	$15,282	$—
Distributions declared but not paid — common stockholders	$32,900	$16,554
Distributions declared but not paid — limited partnership units	$875	$875
Distributions declared but not paid — restricted stock units	$294	$68
Accrued offering costs	$2,446	$1,255
The following represents the net increase (decrease) in certain assets and liabilities in connection with our acquisitions and dispositions of investments:
Accounts and other receivables	$343	$(952)
Other assets, net	$(3,749)	$162
Accounts payable and accrued liabilities	$(12)	$548
Financing obligations	$—	$12
Security deposits and other liabilities	$(236)	$312
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended March 31, 2024 and 2023
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
Operating Partnership
We conduct substantially all of our operations through our operating partnership, and we are the sole general partner of our operating partnership. As of March 31, 2024 and December 31, 2023, we owned 97.4% and 95.0%, respectively, of the partnership units, or OP units, in our operating partnership, and the remaining 2.6% and 5.0%, respectively, limited OP units were owned by AHI Group Holdings, LLC, which is owned and controlled by Jeffrey T. Hanson, the non-executive Chairman of our board of directors, or our board, Danny Prosky, our Chief Executive Officer, President and director, and Mathieu B. Streiff, one of our directors; Platform Healthcare Investor TII, LLC; Flaherty Trust; and a wholly owned subsidiary of Griffin Capital Company, LLC, or collectively, the Limited Partners. See Note 11, Redeemable Noncontrolling Interests, and Note 12, Equity — Noncontrolling Interests in Total Equity, for a further discussion of the ownership in our operating partnership.
Public Offerings and Listing
We issued an aggregate 65,445,557 shares of Class T common stock and Class I common stock, for a total of $2,737,716,000 in gross offering proceeds, since February 26, 2014 in our initial public offerings and our distribution reinvestment plan, or DRIP, offerings. Our initial public offerings were terminated as of April 2019.
On February 9, 2024, pursuant to a Registration Statement filed with the United States Securities and Exchange Commission, or SEC, on Form S-11 (File No. 333-267464), as amended, we closed our underwritten public offering, or the 2024 Offering, through which we issued 64,400,000 shares of Common Stock, for a total of $772,800,000 in gross offering proceeds. Such amounts include the exercise in full of the underwriters’ overallotment option to purchase up to an additional 8,400,000 shares of Common Stock. These shares are listed on the New York Stock Exchange, or NYSE, under the trading symbol “AHR” and began trading on February 7, 2024.
Following the closing of the 2024 Offering, we are presenting Common Stock, Class T common stock and Class I common stock, or collectively, common stock, as separate classes within our condensed consolidated balance sheets and condensed consolidated statements of equity. Any references to “Common Stock” in this Quarterly Report on Form 10-Q refer to our NYSE-listed shares sold through the 2024 Offering, whereas Class T common stock and Class I common stock refer to our classes of common stock that are not NYSE-listed. This applies to all historical periods presented herein.
See Note 12, Equity — Common Stock, and Note 12, Equity — Distribution Reinvestment Plan, for a further discussion of our public offerings.
Our Real Estate Investments Portfolio
We currently operate through four reportable business segments: integrated senior health campuses, outpatient medical, or OM, SHOP and triple-net leased properties. As of March 31, 2024, we owned and/or operated 318 buildings and integrated senior health campuses, representing approximately 19,451,000 square feet of gross leasable area, for an aggregate contract

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
purchase price of $4,566,829,000. In addition, as of March 31, 2024, we also owned a real estate-related debt investment purchased for $60,429,000.
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
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, wholly-owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries of which we have control will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of March 31, 2024 and December 31, 2023, we owned a 97.4% and 95.0%, respectively, general partnership interest therein, and the remaining 2.6% and 5.0%, respectively, limited partnership interest was owned by the Limited Partners.
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
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to the SEC’s rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full-year results may be less favorable.
In preparing our accompanying condensed consolidated financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2023 Annual Report on Form 10-K, as filed with the SEC on March 22, 2024.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Use of Estimates
The preparation of our accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities, at the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, the initial and recurring valuation of certain assets acquired and liabilities assumed through property acquisitions including through business combinations, goodwill and its impairment, revenues and grant income, allowance for credit losses, impairment of long-lived and intangible assets and contingencies. These estimates are made and evaluated on an ongoing basis using information that is currently available, as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.
Revenue Recognition — Resident Fees and Services Revenue
Disaggregation of Resident Fees and Services Revenue
The following tables disaggregate our resident fees and services revenue by line of business, according to whether such revenue is recognized at a point in time or over time (in thousands):

	Three Months Ended March 31,
	2024			2023
	Integrated Senior Health Campuses	SHOP(1)	Total	Integrated Senior Health Campuses	SHOP(1)	Total
Over time	$324,517	$57,620	$382,137	$298,850	$45,613	$344,463
Point in time	68,605	1,376	69,981	62,920	1,247	64,167
Total resident fees and services	$393,122	$58,996	$452,118	$361,770	$46,860	$408,630
The following tables disaggregate our resident fees and services revenue by payor class (in thousands):

	Three Months Ended March 31,
	2024			2023
	Integrated Senior Health Campuses	SHOP(1)	Total	Integrated Senior Health Campuses	SHOP(1)	Total
Private and other payors	$184,322	$51,176	$235,498	$169,678	$43,850	$213,528
Medicare	120,349	1,243	121,592	126,466	311	126,777
Medicaid	88,451	6,577	95,028	65,626	2,699	68,325
Total resident fees and services	$393,122	$58,996	$452,118	$361,770	$46,860	$408,630
___________
(1)Includes fees for basic housing, as well as fees for assisted living or skilled nursing care. We record revenue when services are rendered at amounts billable to individual residents. Residency agreements are generally for a term of 30 days, with resident fees billed monthly in advance. For patients under reimbursement arrangements with Medicaid, revenue is recorded based on contractually agreed-upon amounts or rates on a daily, per resident basis or as services are rendered.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Accounts Receivable, Net — Resident Fees and Services Revenue
The beginning and ending balances of accounts receivable, net — resident fees and services are as follows (in thousands):

	Private and Other Payors	Medicare	Medicaid	Total
Beginning balance — January 1, 2024	$66,218	$51,260	$30,799	$148,277
Ending balance — March 31, 2024	73,716	71,142	31,529	176,387
Increase	$7,498	$19,882	$730	$28,110
Deferred Revenue — Resident Fees and Services Revenue
Deferred revenue is included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets. The beginning and ending balances of deferred revenue — resident fees and services, almost all of which relates to private and other payors, are as follows (in thousands):

Total
Beginning balance — January 1, 2024	$23,372
Ending balance — March 31, 2024	22,590
Decrease	$(782)
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
The following is a summary of our adjustments to allowances for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$17,037	$14,071
Additional allowances	6,603	4,037
Write-offs	(3,258)	(1,890)
Recoveries collected or adjustments	(1,856)	(1,827)
Ending balance	$18,526	$14,391
Properties Held for Sale
We classify a property or group of operating properties as held for sale in the period when certain criteria are met, such as we commit to a plan to sell the property and have determined that the sale is probable. Upon classification of a property as held for sale, we record the property at the lower of its carrying amount or fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated.
Our properties held for sale are included in other assets, net in our accompanying condensed consolidated balance sheets. On January 25, 2024, we disposed of one of our SHOP that was held for sale for a contract sales price of $4,500,000 and recognized a gain on sale of $645,000. For the three months ended March 31, 2023, we did not dispose of any held for sale properties. See Note 3, Real Estate Investments, Net and Business Combinations — Dispositions of Real Estate Investments, for a further discussion of our property dispositions.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Accounts Payable and Accrued Liabilities
As of March 31, 2024 and December 31, 2023, accounts payable and accrued liabilities primarily include reimbursement of payroll-related costs to the managers of our SHOP and integrated senior health campuses of $46,931,000 and $42,698,000, respectively, insurance reserves of $44,691,000 and $44,548,000, respectively, accrued distributions to common stockholders of $32,900,000 and $16,557,000, respectively, and accrued property taxes of $24,374,000 and $23,549,000, respectively.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU 2023-07, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. Such disclosure amendments include the requirement for public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and should be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating this guidance to determine the impact to our consolidated financial statements and disclosures.
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
In March 2024, the SEC adopted final rules, The Enhancement and Standardization of Climate-Related Disclosures for Investors. The final rules require a registrant to disclose, among other things: material climate-related risks; activities to mitigate or adapt to such risks, as well as a quantitative and qualitative description of material expenditures incurred and material impacts on financial estimates and assumptions that directly result from such mitigation or adaptation activities; material capitalized costs, expenses and losses incurred as a result of severe weather events and other natural conditions; information about the registrant’s board of directors’ oversight of climate-related risks and management’s role in managing material climate-related risks; and information on any climate-related targets or goals that are material to the registrant’s business, results of operations or financial condition. The rules require registrants to provide such climate-related disclosures in their annual reports, beginning with annual reports for the year ending December 31, 2025 for calendar-year-end large accelerated filers. In April 2024, the SEC stayed the final rules in response to legal challenges to the rules. As a result, it is not clear whether current compliance deadlines will be extended once the litigation is resolved. We are currently evaluating this guidance to determine the impact to our consolidated financial statement disclosures.
3. Real Estate Investments, Net and Business Combinations
Our real estate investments, net consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Building, improvements and construction in process	$3,666,999	$3,604,299
Land and improvements	349,061	335,946
Furniture, fixtures and equipment	245,278	237,350
	4,261,338	4,177,595
Less: accumulated depreciation	(782,565)	(752,157)
	$3,478,773	$3,425,438
Depreciation expense for the three months ended March 31, 2024 and 2023 was $37,135,000 and $35,899,000, respectively.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The following is a summary of our capital expenditures by reportable segment for the three months ended March 31, 2024 (in thousands):

Three Months Ended March 31, 2024
Integrated senior health campuses	$5,766
OM	4,934
SHOP	2,937
Triple-net leased properties	—
Total	$13,637
Included in the capital expenditure amounts above are costs for the development and expansion of our integrated senior health campuses. For the three months ended March 31, 2024, we completed the development of one integrated senior health campus for $18,969,000.
Dispositions of Real Estate Investments
For the three months ended March 31, 2024, we disposed of two OM buildings that were included in real estate investments in our accompanying condensed consolidated balance sheets. We recognized a total aggregate net gain on such dispositions of $1,618,000. The following is a summary of such dispositions (dollars in thousands):

Location	Number of Buildings	Type	Date Disposed	Contract Sales Price
Marietta, GA	1	OM	01/16/24	$6,674
Homewood, AL	1	OM	03/18/24	4,462
Total	2			$11,136
Business Combinations
On February 1, 2024, we acquired a portfolio of 14 senior housing properties in Oregon from an unaffiliated third party, which properties are included in our SHOP segment. These properties are part of the underlying collateral pool of real estate assets securing our debt security investment, as defined and described in Note 4. We acquired such properties by assuming the outstanding principal balance of each related mortgage loan payable from one of the borrowers since such borrower was in default. The aggregated principal balance of such assumed mortgage loans payable was $94,461,000 at the time of acquisition. No cash consideration was exchanged as part of the transactions; however, we incurred transaction costs of $3,112,000 related to the acquisition of such properties. See Note 4, Debt Security Investment, Net, for a further discussion.
On February 15, 2023, we, through a majority-owned subsidiary of Trilogy, acquired from an unaffiliated third party, a 60.0% controlling interest in a privately held company, Memory Care Partners, LLC, or MCP, that operated integrated senior health campuses located in Kentucky. The contract purchase price for the acquisition of MCP was $900,000, which was acquired using cash on hand. Prior to such acquisition, we owned a 40.0% interest in MCP, which was accounted for as an equity method investment and was included in investments in unconsolidated entities within other assets, net in our accompanying condensed consolidated balance sheet as of December 31, 2022. In connection with the acquisition of the remaining interest in MCP, we now own a 100% controlling interest in MCP. As a result, we re-measured the fair value of our previously held equity interest in MCP and recognized a gain on re-measurement of $726,000 in our accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023.
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The table below summarizes the acquisition date fair values of the assets acquired and liabilities assumed of our business combinations during the three months ended March 31, 2024 and 2023 (in thousands):

	2024 Acquisition	2023 Acquisition
Building and improvements	$64,350	$—
Land	14,210	—
In-place leases	12,912	—
Goodwill	—	3,331
Furniture, fixtures and equipment	—	39
Cash and restricted cash	—	565
Accounts receivable, net	343	—
Other assets	9	66
Total assets acquired	91,824	4,001
Mortgage loans payable (including debt discount of $2,989)	(91,472)	—
Accounts payable and accrued liabilities	(352)	(1,676)
Financing obligations	—	(12)
Security deposits and other liabilities	—	(812)
Total liabilities assumed	(91,824)	(2,500)
Net assets acquired	$—	$1,501
4. Debt Security Investment, Net
Our investment in a commercial mortgage-backed debt security, or debt security, bears an interest rate on the stated principal amount thereof equal to 4.24% per annum, the terms of which security provide for monthly interest-only payments. The debt security matures on August 25, 2025 at an aggregate stated amount of $93,433,000, resulting in an anticipated yield-to-maturity of 10.0% per annum. The debt security was issued by an unaffiliated mortgage trust and represents a 10.0% beneficial ownership interest in such mortgage trust. The debt security is subordinate to all other interests in the mortgage trust and is not guaranteed by a government-sponsored entity.
On February 1, 2024, we acquired a portfolio of 14 senior housing properties in Oregon from an unaffiliated third party, which properties are included in the underlying collateral pool of real estate assets securing our debt security investment. We acquired such properties by assuming the outstanding principal balance of each related mortgage loan payable from one of the borrowers since such borrower was in default. We did not grant any concessions to such borrower, and the carrying value of our debt security investment at the time of acquisition did not exceed the fair value of such properties. See Note 3, Real Estate Investments, Net and Business Combinations, for a further discussion of such acquisition.
As of March 31, 2024 and December 31, 2023, the carrying amount of the debt security investment was $87,984,000 and $86,935,000, respectively, net of unamortized closing costs of $413,000 and $489,000, respectively. Accretion on the debt security for the three months ended March 31, 2024 and 2023 was $1,125,000 and $1,020,000, respectively, which is recorded as an increase to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss. Amortization expense of closing costs for the three months ended March 31, 2024 and 2023 was $76,000 and $65,000, respectively, which is recorded as a decrease to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss. We evaluated credit quality indicators such as the agency ratings and the underlying collateral of such investment in order to determine expected future credit loss. No credit loss was recorded for the three months ended March 31, 2024 and 2023.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
5. Identified Intangible Assets and Liabilities
Identified intangible assets, net and identified intangible liabilities, net consisted of the following as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024	December 31, 2023
Amortized intangible assets:
In-place leases, net of accumulated amortization of $37,431 and $35,437 as of March 31, 2024 and December 31, 2023, respectively (with a weighted average remaining life of 6.2 years and 7.7 years as of March 31, 2024 and December 31, 2023, respectively)	$50,552	$42,615
Above-market leases, net of accumulated amortization of $7,462 and $7,079 as of March 31, 2024 and December 31, 2023, respectively (with a weighted average remaining life of 7.4 years and 7.5 years as of March 31, 2024 and December 31, 2023, respectively)	15,189	15,905
Customer relationships, net of accumulated amortization of $972 and $934 as of March 31, 2024 and December 31, 2023, respectively (with a weighted average remaining life of 12.4 years and 12.7 years as of March 31, 2024 and December 31, 2023, respectively)	1,868	1,906
Unamortized intangible assets:
Certificates of need	99,938	99,777
Trade names	20,267	20,267
Total identified intangible assets, net	$187,814	$180,470

Amortized intangible liabilities:
Below-market leases, net of accumulated amortization of $2,950 and $2,831 as of March 31, 2024 and December 31, 2023, respectively (with a weighted average remaining life of 7.0 years and 7.2 years as of March 31, 2024 and December 31, 2023, respectively)	$5,805	$6,095
Total identified intangible liabilities, net	$5,805	$6,095
Amortization expense on identified intangible assets for the three months ended March 31, 2024 and 2023 was $5,713,000 and $17,071,000, respectively, which included $716,000 and $9,083,000, respectively, of amortization recorded as a decrease to real estate revenue for above-market leases in our accompanying condensed consolidated statements of operations and comprehensive loss. In March 2023, we transitioned our SNFs within Central Wisconsin Senior Care Portfolio from triple-net leased properties to a RIDEA structure, which resulted in a full amortization of $8,073,000 of above-market leases and $885,000 of in-place leases.
Amortization expense on below-market leases for the three months ended March 31, 2024 and 2023 was $290,000 and $408,000, respectively, which is recorded as an increase to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss.
The aggregate weighted average remaining life of the identified intangible assets was 6.7 years and 7.8 years as of March 31, 2024 and December 31, 2023, respectively. The aggregate weighted average remaining life of the identified intangible liabilities was 7.0 years and 7.2 years as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, estimated amortization expense on the identified intangible assets and liabilities for the remaining nine months ending December 31, 2024 and for each of the next four years ending December 31, and thereafter was as follows (in thousands):

	Amortization Expense
Year	Intangible Assets	Intangible Liabilities
2024	$18,094	$(782)
2025	9,522	(956)
2026	7,727	(840)
2027	7,203	(825)
2028	6,150	(709)
Thereafter	18,913	(1,693)
Total	$67,609	$(5,805)

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
6. Other Assets, Net
Other assets, net consisted of the following as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024	December 31, 2023
Deferred rent receivables	$48,541	$47,540
Prepaid expenses, deposits, other assets and deferred tax assets, net	32,729	33,204
Inventory — finished goods	20,741	19,472
Investments in unconsolidated entities	19,411	20,611
Lease commissions, net of accumulated amortization of $7,500 and $7,231 as of March 31, 2024 and December 31, 2023, respectively	17,442	17,565
Derivative financial instruments	5,491	1,463
Deferred financing costs, net of accumulated amortization of $7,117 and $8,494 as of March 31, 2024 and December 31, 2023, respectively	5,207	3,830
Lease inducement, net of accumulated amortization of $2,632 and $2,544 as of March 31, 2024 and December 31, 2023, respectively (with a weighted average remaining life of 6.7 years and 6.9 years as of March 31, 2024 and December 31, 2023, respectively)	2,368	2,456
Total	$151,930	$146,141
Deferred financing costs included in other assets, net were related to the Trilogy Credit Facility, as defined in Note 8, as well as the senior unsecured revolving credit facility portions of the 2022 Credit Facility and 2024 Credit Facility. For the three months ended March 31, 2024, in connection with the replacement of the 2022 Credit Facility with the 2024 Credit Facility, we incurred an aggregate loss of $565,000 on the extinguishment of part of the senior unsecured revolving credit facility, which formed part of the 2022 Credit Facility. Such loss on extinguishment of debt is recorded as an increase to interest expense in our accompanying condensed consolidated statements of operations and comprehensive loss, and was due to the partial write-off of unamortized deferred financing costs related to the senior unsecured revolving credit facility portion of the 2022 Credit Facility. See Note 8, Lines of Credit and Term Loan, for further discussion of our lines of credit. Amortization expense on lease inducement for both the three months ended March 31, 2024 and 2023 was $88,000, which is recorded as a decrease to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss.
7. Mortgage Loans Payable, Net
Mortgage loans payable, net consisted of the following as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024	December 31, 2023
Total fixed-rate debt (90 loans and 76 loans as of March 31, 2024 and December 31, 2023, respectively)	$1,082,865	$990,325
Total variable-rate debt (5 loans and 13 loans as of March 31, 2024 and December 31, 2023, respectively)	172,255	335,988
Total fixed- and variable-rate debt	1,255,120	1,326,313
Less: deferred financing costs, net	(10,864)	(9,713)
Add: premium	151	167
Less: discount	(15,972)	(14,371)
Mortgage loans payable, net	$1,228,435	$1,302,396
Based on interest rates in effect as of March 31, 2024 and December 31, 2023, effective interest rates on mortgage loans payable ranged from 2.21% to 8.18% per annum and 2.21% to 8.46% per annum, respectively, with a weighted average effective interest rate of 4.27% and 4.72%, respectively. We are required by the terms of certain loan documents to meet certain reporting requirements and covenants, such as net worth ratios, fixed charge coverage ratios and leverage ratios.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The following table reflects the changes in the carrying amount of mortgage loans payable, net for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$1,302,396	$1,229,847
Additions:
Borrowings under mortgage loans payable	15,535	7,700
Assumption of mortgage loans payable due to acquisition of real estate investments, net	91,472	—
Amortization of deferred financing costs	780	577
Amortization of discount/premium on mortgage loans payable, net	1,374	885
Deductions:
Scheduled principal payments on mortgage loans payable	(5,045)	(5,122)
Early payoff of mortgage loans payable	(176,145)	—
Deferred financing costs	(1,932)	(142)
Ending balance	$1,228,435	$1,233,745
For the three months ended March 31, 2024, we incurred an aggregate loss on the early extinguishment of a mortgage loan payable of $715,000, which is recorded as an increase to interest expense in our accompanying condensed consolidated statements of operations and comprehensive loss. Such aggregate loss was primarily related to the payoff of approximately $176,145,000 of mortgage loans payable using the net proceeds from the 2024 Offering. For the three months ended March 31, 2023, we did not incur any gain or loss on the extinguishment of mortgage loans payable.
As of March 31, 2024, the principal payments due on our mortgage loans payable for the remaining nine months ending December 31, 2024 and for each of the next four years ending December 31, and thereafter were as follows (in thousands):

Year	Amount
2024	$177,717
2025	168,275
2026	158,331
2027	55,125
2028	105,126
Thereafter	590,546
Total	$1,255,120
8. Lines of Credit and Term Loan
2022 Credit Facility
We, through our operating partnership, as borrower, and certain of our subsidiaries, or the subsidiary guarantors, collectively as guarantors, were party to an amended agreement, or the 2022 Credit Agreement, with Bank of America, N.A., or Bank of America, KeyBank National Association, or KeyBank, Citizens Bank, National Association, or Citizens Bank, and the lenders named therein, which provided for a credit facility with an aggregate maximum principal amount up to $1,050,000,000, or the 2022 Credit Facility. The 2022 Credit Facility consisted of a senior unsecured revolving credit facility in the initial aggregate amount of $500,000,000 and a senior unsecured term loan facility in the initial aggregate amount of $550,000,000.
As of December 31, 2023, borrowings outstanding under the 2022 Credit Facility totaled $914,900,000, and the weighted average interest rate on such borrowings outstanding was 7.08% per annum. Under the terms of the 2022 Credit Agreement, the revolving loans would have matured on January 19, 2026, and the term loan would have matured on January 19, 2027. On February 14, 2024, the 2022 Credit Agreement was amended and restated in its entirety. See below for a further discussion.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
2024 Credit Facility
On February 14, 2024, we, through our operating partnership, as borrower, and certain of our subsidiaries, or the subsidiary guarantors, and our company, collectively as guarantors, entered into an agreement, or the 2024 Credit Agreement, that amended, restated, superseded and replaced the 2022 Credit Agreement with Bank of America, KeyBank, Citizens Bank and a syndicate of other banks, as lenders, to obtain a credit facility with an aggregate maximum principal amount up to $1,150,000,000, or the 2024 Credit Facility. The 2024 Credit Facility consists of a senior unsecured revolving credit facility in the initial aggregate amount of $600,000,000 and a senior unsecured term loan facility in the initial aggregate amount of $550,000,000. The proceeds of loans made under the 2024 Credit Facility may be used for general corporate purposes including for working capital, capital expenditures, refinancing existing indebtedness and other corporate purposes not inconsistent with obligations under the 2024 Credit Agreement. We may also obtain up to $25,000,000 in the form of standby letters of credit pursuant to the 2024 Credit Facility. Unless defined herein, all capitalized terms under this “2024 Credit Facility” subsection are defined in the 2024 Credit Agreement.
Under the terms of the 2024 Credit Agreement, the Revolving Loans mature on February 14, 2028, and may be extended for one 12-month period, subject to the satisfaction of certain conditions, including payment of an extension fee. The Term Loan matures on January 19, 2027, and may not be extended. The maximum principal amount of the 2024 Credit Facility may be increased by an aggregate incremental amount of $600,000,000, subject to: (i) the terms of the 2024 Credit Agreement and (ii) at least five business days’ prior written notice to Bank of America.
At our option, the 2024 Credit Facility bears interest at varying rates based upon (i) Daily SOFR, plus the Applicable Rate for Daily SOFR Rate Loans or (ii) Term SOFR, plus the Applicable Rate for Term SOFR Rate Loans. If, under the terms of the 2024 Credit Agreement, there is an inability to determine the Daily SOFR or the Term SOFR, then the 2024 Credit Facility will bear interest at a rate per annum equal to the Base Rate plus the Applicable Rate for Base Rate Loans. The loans may be repaid in whole or in part without prepayment premium or penalty, subject to certain conditions.
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
As of March 31, 2024, our aggregate borrowing capacity under the 2024 Credit Facility was $1,150,000,000, excluding the $25,000,000 standby letters of credit described above. As of March 31, 2024, borrowings outstanding under the 2024 Credit Facility totaled $550,000,000 ($549,308,000, net of deferred financing costs related to the senior unsecured term loan facility portion of the 2024 Credit Facility), and the weighted average interest rate on such borrowings outstanding was 6.66% per annum.
Trilogy Credit Facility
We, through Trilogy RER, LLC, are party to an amended loan agreement, or the Trilogy Credit Agreement, among certain subsidiaries of Trilogy OpCo, LLC, Trilogy RER, LLC, and Trilogy Pro Services, LLC; KeyBank; CIT Bank, N.A.; Regions Bank; KeyBanc Capital Markets, Inc.; Regions Capital Markets; Bank of America; The Huntington National Bank; and a syndicate of other banks, as lenders named therein, with respect to a senior secured revolving credit facility that had an aggregate maximum principal amount of $400,000,000, consisting of: (i) a $365,000,000 secured revolver supported by real estate assets and ancillary business cash flow and (ii) a $35,000,000 accounts receivable revolving credit facility supported by eligible accounts receivable, or the Trilogy Credit Facility. The proceeds of the Trilogy Credit Facility may be used for acquisitions, debt repayment and general corporate purposes. The maximum principal amount of the Trilogy Credit Facility could be increased by up to $100,000,000, for a total principal amount of $500,000,000, subject to certain conditions. Unless defined herein, all capitalized terms under this “Trilogy Credit Facility” subsection are defined in the Trilogy Credit Agreement, as amended.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The Trilogy Credit Facility is due to mature on June 5, 2025. At our option, the Trilogy Credit Facility bears interest at per annum rates equal to (a) SOFR, plus 2.75% for SOFR Rate Loans and (b) for Base Rate Loans, 1.75% plus the highest of: (i) the fluctuating rate per annum of interest in effect for such day as established from time to time by KeyBank as its prime rate, (ii) 0.50% above the Federal Funds Effective Rate and (iii) 1.00% above one-month Adjusted Term SOFR.
As of both March 31, 2024 and December 31, 2023, our aggregate borrowing capacity under the Trilogy Credit Facility was $400,000,000. As of March 31, 2024 and December 31, 2023, borrowings outstanding under the Trilogy Credit Facility totaled $210,000,000 and $309,823,000, respectively, and the weighted average interest rate on such borrowings outstanding was 8.17% and 8.20% per annum, respectively.
9. Derivative Financial Instruments
We use derivative financial instruments to manage interest rate risk associated with variable-rate debt. We recorded such derivative financial instruments in our accompanying condensed consolidated balance sheets as either an asset or a liability, as applicable, measured at fair value. The following table lists the derivative financial instruments held by us as of March 31, 2024 and December 31, 2023, which were included in other assets and other liabilities in our accompanying condensed consolidated balance sheets (dollars in thousands):

						Fair Value
Instrument	Notional Amount	Index	Interest Rate	Effective Date	Maturity Date	March 31, 2024	December 31, 2023
Swap	$275,000	One Month Term SOFR	3.74%	02/01/23	01/19/26	$3,868	$1,463
Swap	275,000	One Month Term SOFR	4.41%	08/08/23	01/19/26	642	(2,178)
Swap	200,000	One Month Term SOFR	4.40%	01/05/24	06/05/25	981	(211)
	$750,000					$5,491	$(926)
As of both March 31, 2024 and December 31, 2023, none of our derivative financial instruments were designated as hedges. Derivative financial instruments not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements. For the three months ended March 31, 2024 and 2023, we recorded a net gain (loss) in the fair value of derivative financial instruments of $6,417,000 and ($195,000), respectively, as a decrease (increase) to total interest expense in our accompanying condensed consolidated statements of operations and comprehensive loss related to the change in the fair value of our derivative financial instruments.
See Note 13, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments.
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
11. Redeemable Noncontrolling Interests
As of March 31, 2024 and December 31, 2023, we, through our direct and indirect subsidiaries, owned a 97.4% and 95.0%, respectively, general partnership interest in our operating partnership, and the remaining 2.6% and 5.0%, respectively, limited partnership interest in our operating partnership was owned by the Limited Partners. Some of the limited partnership units outstanding, which accounted for approximately 1.0% of our total operating partnership units outstanding as of December 31, 2023, had redemption features outside of our control and were accounted for as redeemable noncontrolling interests presented outside of permanent equity in our accompanying condensed consolidated balance sheet. Upon the closing of the 2024 Offering and listing of our Common Stock on the NYSE, such redemption features are no longer outside of our control, and the carrying amount of such interests is now presented within noncontrolling interests in total equity in our accompanying condensed consolidated balance sheet as of March 31, 2024. Further, additional paid-in capital was adjusted to reflect such change in presentation of the Limited Partners interests. See Note 12, Equity — Noncontrolling Interests in Total Equity, for a further discussion.
As of March 31, 2024 and December 31, 2023, we, through Trilogy REIT Holdings LLC, or Trilogy REIT Holdings, in which we indirectly hold a 76.0% ownership interest, owned approximately 99.3% and 97.5%, respectively, of the outstanding equity interests of Trilogy Investors, LLC, or Trilogy. As of March 31, 2024 and December 31, 2023, certain members of Trilogy’s management and certain members of an advisory committee to Trilogy’s board of directors owned approximately 0.7% and 2.5%, respectively, of the outstanding equity interests of Trilogy. We accounted for such equity interests as redeemable noncontrolling interests or other liabilities in our accompanying condensed consolidated balance sheets in accordance with FASB, Accounting Standards Codification, or ASC, Topic 480-10-S99-3A, given certain features associated with such equity interests. In January 2024, we redeemed equity interests in Trilogy that were accounted for as other liabilities and owned by a current member of Trilogy’s advisory committee for $25,312,000 in cash. In April 2024, we redeemed all the remaining equity interests in Trilogy owned by members of Trilogy management and certain members of Trilogy’s advisory committee, including the redemption of Trilogy Profit Interests, as defined and described at Note 12, Equity — Noncontrolling Interests in Total Equity — Other Noncontrolling Interests, for an aggregate $10,771,000 in cash. For the three months ended March 31, 2023, we redeemed a portion of the equity interests owned by certain members of Trilogy’s management for an aggregate of $15,870,000.
As of March 31, 2024 and December 31, 2023, we own, through our operating partnership, approximately 98.0% of the joint ventures with an affiliate of Meridian Senior Living, LLC, or Meridian, that own Pinnacle Beaumont ALF and Pinnacle Warrenton ALF. The noncontrolling interests held by Meridian have redemption features outside of our control and are accounted for as redeemable noncontrolling interests in our accompanying condensed consolidated balance sheets.
We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$33,843	$81,598
Reclassification from equity	21	21
Reclassification to equity	(15,303)	—
Distributions	(3)	(454)
Redemption of redeemable noncontrolling interests	—	(15,870)
Adjustment to redemption value	(6,901)	(5,043)
Net loss attributable to redeemable noncontrolling interests	(21)	(368)
Ending balance	$11,636	$59,884

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
12. Equity
Preferred Stock
Pursuant to our charter, we are authorized to issue 200,000,000 shares of our preferred stock, $0.01 par value per share. As of both March 31, 2024 and December 31, 2023, no shares of preferred stock were issued and outstanding.
Common Stock
Pursuant to our charter, as amended, we are authorized to issue 1,000,000,000 shares of our common stock, $0.01 par value per share, whereby 200,000,000 shares are classified as Class T common stock, 100,000,000 shares are classified as Class I common stock and 700,000,000 shares are classified as Common Stock without any designation as to class or series. We issued an aggregate 65,445,557 shares of Class T common stock and Class I common stock, for a total of $2,737,716,000 in gross offering proceeds, since February 26, 2014 in our initial public offerings and our DRIP offerings. Our initial public offerings were terminated as of April 2019.
On February 9, 2024, we closed the 2024 Offering and issued 64,400,000 shares of Common Stock, $0.01 par value per share, for a total of $772,800,000 in gross offering proceeds, including the exercise in full of the underwriters’ overallotment option to purchase up to an additional 8,400,000 shares of Common Stock. In conjunction with the 2024 Offering, such shares of Common Stock were listed on the NYSE and began trading on February 7, 2024. We received $724,625,000 in net proceeds, after deducting the underwriting discount, which was primarily used to repay $176,145,000 of mortgage loans payable and $545,010,000 on our lines of credit in February 2024. The underwriting discount and other costs related to the 2024 Offering were offset against gross proceeds received and included as a component of additional paid-in capital in our accompanying condensed consolidated balance sheet as of March 31, 2024.
Our Class T common stock and Class I common stock are identical to our Common Stock, except that such shares are not currently listed on the NYSE or any other national securities exchange. Six months after the listing of our Common Stock for trading on the NYSE, on August 5, 2024, each share of our Class T common stock and Class I common stock will automatically, and without any stockholder action, convert into one share of our listed Common Stock.
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
We did not repurchase any shares of our common stock pursuant to our share repurchase plan for the three months ended March 31, 2024. For the three months ended March 31, 2023, we repurchased 1,681 shares of common stock for an aggregate of $62,000 at a repurchase price of $37.16 per share, pursuant to our share repurchase plan. Such repurchase requests were submitted prior to the suspension of our share repurchase plan.
Noncontrolling Interests in Total Equity
Membership Interest in Trilogy REIT Holdings
As of March 31, 2024 and December 31, 2023, Trilogy REIT Holdings owned approximately 99.3% and 97.5%, respectively, of Trilogy. We are the indirect owner of a 76.0% interest in Trilogy REIT Holdings pursuant to an amended joint venture agreement with an indirect, wholly-owned subsidiary of NorthStar Healthcare Income, Inc., or NHI. We serve as the managing member of Trilogy REIT Holdings. As of both March 31, 2024 and December 31, 2023, NHI indirectly owned a

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
24.0% membership interest in Trilogy REIT Holdings, and as such, for the three months ended March 31, 2024 and 2023, 24.0% of the net earnings of Trilogy REIT Holdings were allocated to noncontrolling interests.
On November 3, 2023, we entered into a Membership Interest Purchase Agreement, or the MIPA, with subsidiaries of NHI, which provides us with the option to purchase their 24.0% minority membership interest in Trilogy REIT Holdings. If we exercise this purchase option, we will own 100% of Trilogy REIT Holdings, which will in turn result in us indirectly owning 100% of Trilogy. Subject to our first satisfying certain closing conditions, the option is exercisable for a closing before September 30, 2025 assuming that we exercise both extension options described below. If we exercise our purchase option, the all-cash purchase price would be $247,000,000 if we consummate the purchase from April 1, 2024 to and including December 31, 2024 and would increase to $260,000,000 if we consummate the purchase on or after January 1, 2025.
The MIPA also allows us (at our election), instead of paying all cash, to consummate the purchase transaction by using a combination of cash and the issuance of new Series A Cumulative Convertible Preferred Stock, $0.01 par value per share, or our Convertible Preferred Stock, as purchase price consideration. We must pay at least a minimum amount of the purchase price in cash, in which case we would pay the remaining amount in shares of our Convertible Preferred Stock. The minimum cash amount will be $24,700,000 if we consummate the purchase from April 1, 2024 to and including December 31, 2024, or $26,000,000 if we consummate the purchase on or after January 1, 2025. If issued, our Convertible Preferred Stock will be perpetual, will have a cumulative cash dividend with an initial annual rate of 4.75% (on the liquidation preference per share of $25.00 of our Convertible Preferred Stock) and will be redeemable by us at any time. The annual dividend rate will increase over time, and the redemption price will vary based on the date of redemption. In addition, holders of shares of our Convertible Preferred Stock will have the right, at any time on or after July 1, 2026 and from time to time, to convert some or all of such shares into shares of our common stock, subject to certain customary exceptions. As of March 31, 2024, we did not exercise the purchase option pursuant to the MIPA.
Other Noncontrolling Interests
In connection with our acquisition and operation of Trilogy, profit interest units in Trilogy, or the Profit Interests, were issued to Trilogy Management Services, LLC and independent directors of Trilogy, both unaffiliated third parties that manage or direct the day-to-day operations of Trilogy. The Profit Interests consisted of time-based or performance-based commitments. The time-based Profit Interests were measured at their grant date fair value and vested in increments of 20.0% on each anniversary of the respective grant date over a five-year period. We amortized the time-based Profit Interests on a straight-line basis over the vesting periods, which were recorded to general and administrative expenses in our accompanying condensed consolidated statements of operations and comprehensive loss. The performance-based Profit Interests were measured at their fair value on the adoption date of ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, using a modified retrospective approach, were subject to a performance commitment and would have vested upon liquidity events as defined in the Profit Interests agreements. The nonvested awards were presented as noncontrolling interests in total equity in our accompanying condensed consolidated balance sheets, and were re-classified to redeemable noncontrolling interests upon vesting as they had redemption features outside of our control, similar to the common stock units held by Trilogy’s management. See Note 11, Redeemable Noncontrolling Interests, for a further discussion.
For both the three months ended March 31, 2024 and 2023, we recognized stock compensation expense related to the time-based Profit Interests of $21,000. In April 2024, we redeemed all the remaining Profit Interests for cash. See Note 11, Redeemable Noncontrolling Interests, for a further discussion of our redemption of the Profit Interests.
As of December 31, 2023, we owned an 86.0% interest in a consolidated limited liability company that owned Lakeview IN Medical Plaza. On February 6, 2024, we purchased the remaining 14.0% membership interest in the consolidated limited liability company that owned Lakeview IN Medical Plaza from an unaffiliated third party for a contract purchase price of $441,000. In connection with such purchase and as of such date, we own a 100% interest in such limited liability company. As such, from January 1, 2024 through February 5, 2024, and for the three months ended March 31, 2023, 14.0% of the net earnings of Lakeview IN Medical Plaza were allocated to noncontrolling interests in our accompanying condensed consolidated statements of operations and comprehensive loss.
As discussed in Note 1, Organization and Description of Business, as of March 31, 2024 and December 31, 2023, we, through our direct and indirect subsidiaries, owned a 97.4% and 95.0%, respectively, general partnership interest in our operating partnership and the remaining 2.6% and 5.0%, respectively, limited OP units in our operating partnership were owned by the Limited Partners. Some of the limited partnership units outstanding, which accounted for approximately 1.0% of our total operating partnership units outstanding as of December 31, 2023, had redemption features outside of our control and were accounted for as redeemable noncontrolling interests presented outside of permanent equity in our accompanying condensed

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
consolidated balance sheets. Upon the closing of the 2024 Offering and listing of our Common Stock on the NYSE, such redemption features are no longer outside of our control and we reclassed the remaining carrying amount of such redeemable noncontrolling interests as of such date to noncontrolling interests in total equity. Therefore, as of March 31, 2024, 2.6% of our total operating partnership units outstanding is presented as noncontrolling interests in total equity in our accompanying condensed consolidated balance sheet. See Note 11, Redeemable Noncontrolling Interests, for a further discussion.
AHR Incentive Plan
Pursuant to our Second Amended and Restated 2015 Incentive Plan, or the AHR Incentive Plan, our board (with respect to options and restricted shares of common stock granted to independent directors) or our compensation committee (with respect to any other award) may grant options, restricted shares of common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, officers, employees and consultants. The AHR Incentive Plan terminates on June 15, 2033, and the maximum number of shares of our common stock that may be issued pursuant to such plan is 4,000,000 shares.
Restricted common stock
Pursuant to the AHR Incentive Plan, through March 31, 2024, we granted an aggregate of 1,287,681 shares of our restricted common stock, or RSAs, as defined in the AHR Incentive Plan, which included restricted Common Stock, restricted Class T common stock and restricted Class I common stock. RSAs were granted to our independent directors in connection with their initial election or re-election to our board or in consideration of their past services rendered, as well as to certain executive officers and key employees. The number of RSAs granted through March 31, 2024 above includes an aggregate of 972,222 RSAs we granted in February 2024 to independent directors, executive officers and certain employees upon completion of the 2024 Offering. RSAs generally have a vesting period of up to four years and are subject to continuous service through the vesting dates.
Restricted stock units
Pursuant to the AHR Incentive Plan, through March 31, 2024, we granted to our executive officers an aggregate 320,780 of performance-based restricted stock units, or PBUs, representing the right to receive shares of our common stock upon vesting. We also granted to our executive officers and certain employees 408,033 time-based restricted stock units, or TBUs, representing the right to receive shares of our common stock upon vesting. PBUs and TBUs are collectively referred to as RSUs. RSUs granted to executive officers and employees generally have a vesting period of up to three years and are subject to continuous service through the vesting dates and any performance conditions, as applicable.
A summary of the status of our nonvested RSAs and RSUs as of March 31, 2024 and December 31, 2023, and the changes for the three months ended March 31, 2024 is presented below:

	Number of Nonvested RSAs	Weighted Average Grant Date Fair Value - RSAs	Number of Nonvested RSUs	Weighted Average Grant Date Fair Value - RSUs
Balance — December 31, 2023	147,044	$35.99	228,081	$32.43
Granted	972,222	$13.12	477,008	$14.57
Vested	(1,051)	$37.16	—	$—
Forfeited	—	$—	(725)	$37.16
Balance — March 31, 2024	1,118,215	$16.11	704,364	$20.33
For the three months ended March 31, 2024 and 2023, we recognized stock compensation expense related to awards granted pursuant to the AHR Incentive Plan of $1,914,000 and $1,051,000, respectively. Such expense was based on the grant date fair value for time-based awards and for performance-based awards that are probable of vesting, which fair value calculation used the most recently published estimated per share net asset value for awards granted prior to the 2024 Offering, and the closing market price of our listed Common Stock commencing with awards granted effective as of the 2024 Offering date. Stock compensation expense is included in general and administrative expenses in our accompanying condensed consolidated statements of operations and comprehensive loss.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
13. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2024, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—	$5,491	$—	$5,491
Total assets at fair value	$—	$5,491	$—	$5,491
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
There were no transfers into and out of fair value measurement levels during the three months ended March 31, 2024 and 2023.
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
Although we determined that the majority of the inputs used to value our derivative financial instruments fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this instrument utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of March 31, 2024, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

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
The fair value of our debt security investment is estimated using a discounted cash flow analysis using interest rates available to us for investments with similar terms and maturities. The fair values of our mortgage loans payable and our lines of credit and term loan are estimated using discounted cash flow analyses using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that the valuations of our debt security investment, mortgage loans payable and lines of credit and term loan are classified in Level 2 within the fair value hierarchy. The carrying amounts and estimated fair values of such financial instruments as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Financial Assets:
Debt security investment	$87,984	$93,323	$86,935	$93,304
Financial Liabilities:
Mortgage loans payable	$1,228,435	$1,090,173	$1,302,396	$1,185,260
Lines of credit and term loan	$754,101	$759,966	$1,220,137	$1,225,890
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
We recognize the effects of an uncertain tax position on the financial statements, when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of both March 31, 2024 and December 31, 2023, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of both March 31, 2024 and December 31, 2023, our valuation allowance fully reserves the net deferred tax assets due to historical losses and inherent uncertainty of future income. We will continue to monitor industry and economic conditions and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.
15. Leases
Lessor
We have operating leases with tenants that expire at various dates through 2050. For the three months ended March 31, 2024 and 2023, we recognized $46,008,000 and $42,303,000, respectively, of revenues related to operating lease payments, of which $9,659,000 and $10,040,000, respectively, was for variable lease payments. As of March 31, 2024, the following table sets forth the undiscounted cash flows for future minimum base rents due under operating leases for the remaining nine months ending December 31, 2024 and for each of the next four years ending December 31 and thereafter for properties that we wholly own (in thousands):

Year	Amount
2024	$101,827
2025	127,211
2026	117,487
2027	111,745
2028	100,456
Thereafter	486,642
Total	$1,045,368
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
The components of lease costs were as follows (in thousands):

		Three Months Ended March 31,
Lease Cost	Classification	2024	2023
Operating lease cost(1)	Property operating expenses, rental expenses or general and administrative expenses	$10,776	$11,923
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	561	303
Interest on lease liabilities	Interest expense	157	91
Sublease income	Resident fees and services revenue or other income	(144)	(156)
Total lease cost		$11,350	$12,161
___________
(1)Includes short-term leases and variable lease costs, which are immaterial.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Additional information related to our leases for the periods presented below was as follows (dollars in thousands):

Lease Term and Discount Rate	March 31, 2024	December 31, 2023
Weighted average remaining lease term (in years):
Operating leases	12.1	12.2
Finance leases	1.2	1.5
Weighted average discount rate:
Operating leases	5.77%	5.76%
Finance leases	7.79%	7.78%

	Three Months Ended March 31,
Supplemental Disclosure of Cash Flows Information	2024	2023
Operating cash outflows related to finance leases	$157	$91
Financing cash outflows related to finance leases	$11	$16
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$1,155
Operating Leases
As of March 31, 2024, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the remaining nine months ending December 31, 2024 and for each of the next four years ending December 31 and thereafter, as well as the reconciliation of those cash flows to operating lease liabilities on our accompanying condensed consolidated balance sheet (in thousands):

Year	Amount
2024	$26,936
2025	35,153
2026	35,074
2027	35,617
2028	35,707
Thereafter	166,314
Total undiscounted operating lease payments	334,801
Less: interest	115,034
Present value of operating lease liabilities	$219,767
Finance Leases
As of March 31, 2024, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the remaining nine months ending December 31, 2024 and for each of the next four years ending December 31 and thereafter, as well as a reconciliation of those cash flows to finance lease liabilities (in thousands):

Year	Amount
2024	$63
2025	31
2026	—
2027	—
2028	—
Thereafter	—
Total undiscounted finance lease payments	94
Less: interest	5
Present value of finance lease liabilities	$89

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
16. Segment Reporting
We evaluate our business and make resource allocations based on four reportable business segments: integrated senior health campuses, OM (which was formerly known as medical office buildings, or MOBs), SHOP and triple-net leased properties. Prior to the quarter ended December 31, 2023, we evaluated our business and made resource allocations based on six reportable business segments. All segment information included in this Quarterly Report on Form 10-Q has been recast for all periods presented to reflect four reportable business segments and the change in segment name from MOBs to OM. The segment name change from MOBs to OM did not result in any changes to the composition of such segment or information reviewed by management, and therefore, had no impact on the historical results of operations.
Our OM buildings are typically leased to multiple tenants under separate leases, thus requiring active management and responsibility for many of the associated operating expenses (much of which are, or can effectively be, passed through to the tenants). Our integrated senior health campuses each provide a range of independent living, assisted living, memory care, skilled nursing services and certain ancillary businesses that are owned and operated utilizing a RIDEA structure. Our triple-net leased properties segment includes senior housing, skilled nursing facilities and hospital investments, which are single-tenant properties for which we lease the properties to unaffiliated tenants under triple-net and generally master leases that transfer the obligation for all property operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. In addition, our triple-net leased properties segment includes our debt security investment. Our SHOP segment includes senior housing, which may provide assisted living care, independent living, memory care or skilled nursing services, that are owned and operated utilizing a RIDEA structure.
While we believe that net income or loss, as defined by GAAP, is the most appropriate earnings measurement, our chief operating decision maker evaluates performance of our combined properties in each reportable business segment and determines how to allocate resources to those segments, primarily based on net operating income, or NOI, for each segment. We define segment NOI as total revenues and grant income, less property operating expenses and rental expenses, which excludes depreciation and amortization, general and administrative expenses, business acquisition expenses, interest expense, gain or loss on dispositions of real estate investments, impairment of real estate investments, impairment of intangible assets and goodwill, income or loss from unconsolidated entities, gain on re-measurement of previously held equity interest, foreign currency gain or loss, other income and income tax benefit or expense for each segment. We believe that segment NOI serves as an appropriate supplemental performance measure to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis.
Interest expense, depreciation and amortization and other expenses not attributable to individual properties are not allocated to individual segments for purposes of assessing segment performance. Non-segment assets primarily consist of corporate assets, including cash and cash equivalents, other receivables, deferred financing costs and other assets not attributable to individual properties.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Summary information for the reportable segments during the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Integrated Senior Health Campuses	SHOP	OM	Triple-Net Leased Properties	Three Months Ended March 31, 2024
Revenues:
Resident fees and services	$393,122	$58,996	$—	$—	$452,118
Real estate revenue	—	—	34,067	13,348	47,415
Total revenues	393,122	58,996	34,067	13,348	499,533
Expenses:
Property operating expenses	351,142	52,487	—	—	403,629
Rental expenses	—	—	13,089	638	13,727
Segment net operating income	$41,980	$6,509	$20,978	$12,710	$82,177
Expenses:
General and administrative					$11,828
Business acquisition expenses					2,782
Depreciation and amortization					42,767
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium, and loss on debt extinguishments)					(36,438)
Gain in fair value of derivative financial instruments					6,417
Gain on dispositions of real estate investments, net					2,263
Loss from unconsolidated entities					(1,205)
Foreign currency loss					(426)
Other income					1,863
Total net other expense					(27,526)
Loss before income taxes					(2,726)
Income tax expense					(278)
Net loss					$(3,004)

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Integrated Senior Health Campuses	SHOP	OM	Triple-Net Leased Properties	Three Months Ended March 31, 2023
Revenues:
Resident fees and services	$361,770	$46,860	$—	$—	$408,630
Real estate revenue	—	—	37,483	6,113	43,596
Total revenues	361,770	46,860	37,483	6,113	452,226
Expenses:
Property operating expenses	328,361	41,785	—	—	370,146
Rental expenses	—	—	14,408	787	15,195
Segment net operating income	$33,409	$5,075	$23,075	$5,326	$66,885
Expenses:
General and administrative					$13,053
Business acquisition expenses					332
Depreciation and amortization					44,670
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)					(39,011)
Loss in fair value of derivative financial instruments					(195)
Loss on dispositions of real estate investments, net					(132)
Loss from unconsolidated entities					(306)
Gain on re-measurement of previously held equity interest					726
Foreign currency gain					1,008
Other income					1,608
Total net other expense					(36,302)
Loss before income taxes					(27,472)
Income tax expense					(143)
Net loss					$(27,615)
Total assets by reportable segment as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024	December 31, 2023
Integrated senior health campuses	$2,241,792	$2,197,762
OM	1,213,664	1,232,310
SHOP	716,923	630,373
Triple-net leased properties	499,824	502,836
Other	31,227	14,652
Total assets	$4,703,430	$4,577,933
As of both March 31, 2024 and December 31, 2023, goodwill of $168,177,000, $47,812,000 and $18,953,000 was allocated to our integrated senior health campuses, OM and triple-net leased properties segments, respectively.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Our portfolio of properties and other investments are located in the United States, the UK and Isle of Man. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for our operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues:
United States	$497,646	$451,092
International	1,887	1,134
	$499,533	$452,226
The following is a summary of real estate investments, net by geographic regions as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Real estate investments, net:
United States	$3,436,208	$3,382,115
International	42,565	43,323
	$3,478,773	$3,425,438
17. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily our debt security investment, cash and cash equivalents, restricted cash and accounts and other receivables. We are exposed to credit risk with respect to our debt security investment, but we believe collection of the outstanding amount is probable. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants and residents is limited. We perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases as of March 31, 2024, properties in two states in the United States accounted for 10.0% or more of our total consolidated property portfolio’s annualized base rent or annualized NOI, which is based on contractual base rent from leases in effect for our non-RIDEA properties and annualized NOI for our SHOP and integrated senior health campuses as of March 31, 2024. Properties located in Indiana and Ohio accounted for 33.2% and 13.9%, respectively, of our total consolidated property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
Based on leases in effect as of March 31, 2024, our integrated senior health campuses, OM, SHOP and triple-net leased properties segments accounted for 46.7%, 29.1%, 12.4% and 11.8%, respectively, of our total consolidated property portfolio’s annualized base rent or annualized NOI. As of March 31, 2024, none of our tenants at our properties accounted for 10.0% or more of our total consolidated property portfolio’s annualized base rent or annualized NOI.
18. Per Share Data
Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Net income (loss) applicable to common stock is calculated as net income (loss) attributable to controlling interest less distributions allocated to participating securities of $1,095,000 and $926,000 for the three months ended March 31, 2024 and 2023, respectively. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all potentially dilutive securities, if any. TBUs, nonvested shares of our RSAs and limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock.
As of March 31, 2024 and 2023, there were 1,118,215 and 184,145 nonvested shares, respectively, of our RSAs outstanding, but such shares were excluded from the computation of diluted earnings (loss) per share because such shares were

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
anti-dilutive during these periods. As of both March 31, 2024 and 2023, there were 3,501,976 limited partnership units of our operating partnership outstanding, but such units were also excluded from the computation of diluted earnings (loss) per share because such units were anti-dilutive during these periods. As of March 31, 2024 and 2023, there were 395,108 and 19,200 nonvested TBUs outstanding, respectively, but such units were excluded from the computation of diluted earnings (loss) per share because such restricted stock units were anti-dilutive during the period.
As of March 31, 2024 and December 31, 2023, there were 309,256 and 70,751, respectively, nonvested PBUs outstanding, which were treated as contingently issuable shares pursuant to ASC Topic 718, Compensation — Stock Compensation. Such contingently issuable shares were excluded from the computation of diluted earnings (loss) per share because they were anti-dilutive during the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to American Healthcare REIT, Inc. and its subsidiaries, including American Healthcare REIT Holdings, LP, except where otherwise noted.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to promote understanding of our results of operations and financial condition. Such discussion is provided as a supplement to, and should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2023 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or SEC, on March 22, 2024. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of March 31, 2024 and December 31, 2023, together with our results of operations and cash flows for the three months ended March 31, 2024 and 2023. Our results of operations and financial condition, as reflected in the accompanying condensed consolidated financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors that could affect the ongoing viability of our tenants and residents. During the quarter ended December 31, 2023, we modified how we evaluate our business and make resource allocations, and therefore determined that we operate through four reportable business segments: integrated senior health campuses, outpatient medical, or OM, (which was formerly known as medical office buildings, or MOBs), triple-net leased properties and SHOP. All segment information included in this Quarterly Report on Form 10-Q has been recast for all periods presented to reflect four reportable business segments and the change in segment name from MOBs to OM. The segment name change from MOBs to OM did not result in any changes to the composition of such segment or information reviewed by management, and therefore, had no impact on the historical results of operations.
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
Any such forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate, and beliefs of, and assumptions made by, our management and involve uncertainties that could significantly affect our financial results. Such statements include, but are not limited to: (i) statements about our plans, strategies, initiatives and prospects, including any future capital-raising initiatives and planned or future acquisitions or dispositions of properties and other assets, including our option to purchase the minority membership interest in Trilogy REIT Holdings; and (ii) statements about our future results of operations, capital expenditures and liquidity. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs, and regulations or proposed regulations governing the operations and sales of health care properties; the availability of capital; our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due; our ability to maintain our qualification as a REIT for U.S. federal income tax purposes; changes in interest rates, including uncertainties about whether and when interest rates will continue to increase, and foreign currency risk; competition in the real estate industry; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the success of our investment strategy; cybersecurity incidents and information technology failures, including unauthorized access to our computer systems and/or our vendors’ computer systems and our third-party management companies’ computer systems and/or their vendors’ computer systems; our ability to retain our executive officers and key employees; unexpected labor costs and inflationary pressures; and those risks identified in Item 1A. Risk Factors in our 2023 Annual Report on Form 10-K, as filed with the SEC on March 22, 2024, this Quarterly Report on Form 10-Q, and any future filings we make with the SEC. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date on which such statements are made, and undue reliance should not be placed on such statements. We undertake no obligation to update any such statements that may become untrue because of subsequent events. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview and Background
American Healthcare REIT, Inc., a Maryland corporation, is a self-managed REIT that acquires, owns and operates a diversified portfolio of clinical healthcare real estate properties, focusing primarily on outpatient medical buildings, senior housing, skilled nursing facilities, or SNFs, and other healthcare-related facilities. We have built a fully-integrated management platform, with approximately 112 employees, that operates clinical healthcare properties throughout the United States, the United Kingdom and the Isle of Man. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). Our healthcare facilities operated under a RIDEA structure include our senior housing operating properties, or SHOP, and our integrated senior health campuses. We have originated and acquired secured loans and may also originate and acquire other real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income; however, we have selectively developed, and may continue to selectively develop, healthcare real estate properties. We have elected to be taxed as a REIT for U.S. federal income tax purposes. We believe that we have been organized and operated, and we intend to continue to operate, in conformity with the requirements for qualification and taxation as a REIT under the Code.
Operating Partnership
We conduct substantially all of our operations through our operating partnership, and we are the sole general partner of our operating partnership. As of March 31, 2024 and December 31, 2023, we owned approximately 97.4% and 95.0%, respectively, of the operating partnership units, or OP units, in our operating partnership, and the remaining 2.6% and 5.0%, respectively, limited OP units were owned by AHI Group Holdings, LLC, which is owned and controlled by Jeffrey T. Hanson, the non-executive Chairman of our board of directors, or our board, Danny Prosky, our Chief Executive Officer, President and director, and Mathieu B. Streiff, one of our directors; Platform Healthcare Investor TII, LLC; Flaherty Trust; and a wholly-owned subsidiary of Griffin Capital Company, LLC. See Note 11, Redeemable Noncontrolling Interests, and Note 12, Equity — Noncontrolling Interests in Total Equity, to our accompanying condensed consolidated financial statements for a further discussion of the ownership in our operating partnership.
Public Offerings and Listing
We issued an aggregate 65,445,557 shares of Class T common stock and Class I common stock, for a total of $2,737,716,000 in gross offering proceeds, since February 26, 2014 in our initial public offerings and our distribution reinvestment plan, or DRIP, offerings. Our initial public offerings were terminated as of April 2019.
On February 9, 2024, pursuant to a Registration Statement filed with the SEC on Form S-11 (File No. 333-267464), as amended, we closed our underwritten public offering through which we issued 64,400,000 shares of Common Stock, for a total of $772,800,000 in gross offering proceeds. Such amounts include the exercise in full of the underwriters’ overallotment option to purchase up to an additional 8,400,000 shares of Common Stock. These shares are listed on the New York Stock Exchange, or NYSE, under the trading symbol “AHR” and began trading on February 7, 2024. See Note 12, Equity, to our accompanying condensed consolidated financial statements, for a further discussion of our public offerings.
Following the closing of the 2024 Offering, we are presenting Common Stock, Class T common stock and Class I common stock, or collectively, common stock, as separate classes within our condensed consolidated balance sheets and condensed consolidated statements of equity. Any references to “Common Stock” in this Quarterly Report on Form 10-Q refer to our NYSE-listed shares sold through the 2024 Offering, whereas Class T common stock and Class I common stock refer to classes of common stock that are not listed. This applies to all historical periods presented herein.
Our Real Estate Investments Portfolio
We currently operate through four reportable business segments: integrated senior health campuses, outpatient medical, or OM, SHOP and triple-net leased properties. As of March 31, 2024, we owned and/or operated 318 buildings and integrated senior health campuses, representing approximately 19,451,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $4,566,829,000. In addition, as of March 31, 2024, we also owned a real estate-related debt investment purchased for $60,429,000.
Critical Accounting Estimates
Our accompanying condensed consolidated financial statements are prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying footnotes. These estimates are made and evaluated on an ongoing basis using information that is currently available, as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions. The complete listing of our Critical Accounting Estimates was previously disclosed in our 2023 Annual Report on Form 10-K, as filed with the SEC on March 22, 2024, and there have been no material changes to our Critical Accounting Estimates as disclosed therein, except as included within Note 2, Summary of Significant Accounting Policies, to our accompanying condensed consolidated financial statements.
Interim Unaudited Financial Data
For a discussion of interim unaudited financial data, see Note 2, Summary of Significant Accounting Policies — Interim Unaudited Financial Data, to our accompanying condensed consolidated financial statements. Our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2023 Annual Report on Form 10-K, as filed with the SEC on March 22, 2024.
Acquisitions and Dispositions in 2024
For a discussion of our acquisitions and dispositions of investments in 2024, see Note 2, Summary of Significant Accounting Policies — Properties Held for Sale, and Note 3, Real Estate Investments, Net and Business Combinations, to our accompanying condensed consolidated financial statements.
Factors Which May Influence Results of Operations
Other than the effects of inflation discussed below, as well as other national economic conditions affecting real estate generally, and as otherwise disclosed in our risk factors, we are not aware of any material trends or uncertainties that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, disposition, management and operation of our properties. For a further discussion of these and other factors that could impact our future results or performance, see “Forward-Looking Statements” above and Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q and those Risk Factors previously disclosed in our 2023 Annual Report on Form 10-K, as filed with the SEC on March 22, 2024.
Inflation
During the three months ended March 31, 2024 and 2023, inflation has affected our operations. The annual rate of inflation in the United States was 3.5% in March 2024, as measured by the Consumer Price Index. We believe inflation has impacted our operations such that we have experienced, and continue to experience, increases in the cost of labor, services, energy and supplies, and therefore continued inflationary pressures on our integrated senior health campuses and SHOP could continue to impact our profitability in future periods. To offset the impact of inflation on the cost of labor and services, we had our RIDEA managers bill higher than average annual rent and care fee increases for existing residents in 2023 and 2024, as compared to prior years, while adjusting market rates as frequently as needed based on competitor pricing and market conditions. We believe this practice will improve operating performance in our integrated senior health campuses and SHOP, as well as increase rent coverage and the stability of our real estate revenue in our triple-net leased properties over time.
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
In addition, inflation also caused, and may continue to cause, an increase in the cost of our variable-rate debt due to rising interest rates. See Item 3, Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk, of this Quarterly Report on Form 10-Q for further discussion.
Scheduled Lease Expirations
Excluding our SHOP and integrated senior health campuses, as of March 31, 2024, our properties were 91.0% leased, and, during the remainder of 2024, 6.5% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next twelve months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. As of March 31, 2024, our remaining weighted average lease term was 6.7 years, excluding our SHOP and integrated senior health campuses.
Our combined SHOP and integrated senior health campuses were 85.5% leased as of March 31, 2024. Substantially all of our leases with residents at such properties are for a term of one year or less.

Results of Operations
Comparison of Three Months Ended March 31, 2024 and 2023
Our operating results are primarily comprised of income derived from our portfolio of properties and expenses in connection with the acquisition and operation of such properties. Our primary sources of revenue include rent generated by our leased, non-RIDEA properties and resident fees and services revenue from our RIDEA properties. Our primary expenses include property operating expenses and rental expenses. In general, we expect such revenues and expenses related to our portfolio of RIDEA properties to increase in the future due to an overall increase in occupancies, resident fees and pricing of care services provided.
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. As of March 31, 2024, we operated through four reportable business segments: integrated senior health campuses, OM, SHOP and triple-net leased properties.
The most significant drivers behind changes in our consolidated results of operations for the three months ended March 31, 2024 compared to the corresponding period in 2023 were primarily due to the increase in resident occupancies and billing rates, partially offset by the adverse effect of inflation, which resulted in increases in the cost of labor, services, energy and supplies; our acquisitions and dispositions of investments subsequent to March 31, 2023; and the transition of the operations of certain leased senior housing and skilled nursing facilities from triple-net leased properties to a RIDEA structure. Additional drivers behind the changes in our consolidated results of operations are discussed in more detail below. See Note 2, Summary of Significant Accounting Policies — Properties Held for Sale, and Note 3, Real Estate Investments, Net and Business Combinations, to our accompanying condensed consolidated financial statements for a further discussion of our acquisitions and dispositions during 2024. As of March 31, 2024 and 2023, we owned and/or operated the following types of properties (dollars in thousands):

	March 31,
	2024			2023
	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased % (1)	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased % (1)
Integrated senior health campuses	126	$1,967,091	86.1%	122	$1,909,591	84.6%
OM	86	1,239,845	88.1%	104	1,369,596	88.7%
SHOP	78	889,928	83.9%	51	804,367	76.4%
Triple-net leased properties	28	469,965	100%	37	542,565	100%
Total/weighted average(2)	318	$4,566,829	91.0%	314	$4,626,119	91.7%
___________
(1)Leased percentage includes all third-party leased space at our non-RIDEA properties (including master leases), except for our SHOP and integrated senior health campuses where leased percentage represents resident occupancy of the available units/beds therein.
(2)Weighted average leased percentage excludes our SHOP and integrated senior health campuses.

Revenues
Our primary sources of revenue include resident fees and services revenue generated by our RIDEA properties and rent from our leased, non-RIDEA properties. For the three months ended March 31, 2024 and 2023, resident fees and services revenue primarily consisted of rental fees related to resident leases, extended health care fees and other ancillary services, and real estate revenue primarily consisted of base rent and expense recoveries. The amount of revenues generated by our RIDEA properties depends principally on our ability to maintain resident occupancy rates. The amount of revenues generated by our non-RIDEA properties is dependent on our ability to maintain tenant occupancy rates of currently leased space and to lease available space at the then existing rental rates. Revenues by reportable segment consisted of the following for the periods then ended (in thousands):

	Three Months Ended March 31,
	2024	2023
Resident Fees and Services Revenue
Integrated senior health campuses	$393,122	$361,770
SHOP	58,996	46,860
Total resident fees and services revenue	452,118	408,630
Real Estate Revenue
OM	34,067	37,483
Triple-net leased properties	13,348	6,113
Total real estate revenue	47,415	43,596
Total revenues	$499,533	$452,226
Resident Fees and Services Revenue
For our integrated senior health campuses segment, we increased resident fees and services revenue by $31,352,000 for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to: (i) increased resident occupancy and higher resident fees as a result of an increase in billing rates and service levels; and (ii) an increase of $5,864,000 due to the expansion of our customer base, expansion of services offered and increases in billing rates for such services at ancillary business units within Trilogy Investors, LLC, or Trilogy.
For our SHOP segment, resident fees and services revenue increased $12,136,000 for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to: (i) an increase of $7,767,000 due to the acquisition of 14 senior housing properties in February 2024; (ii) an increase of $4,161,000 due to the transitioning of senior housing facilities within the Michigan ALF Portfolio to a RIDEA structure in November 2023; and (iii) an increase of $2,613,000 due to transitioning the SNFs within the Central Wisconsin Senior Care Portfolio to a RIDEA structure in March 2023. The remaining increase in resident fees and services revenue for our SHOP segment was primarily attributable to increased resident occupancy and higher resident fees as a result of an increase in billing rates and service levels. Such increases were partially offset by a decrease of $5,859,000 for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, due to real estate dispositions within our SHOP segment since March 31, 2023.
Real Estate Revenue
For the three months ended March 31, 2024, real estate revenue within our triple-net leased properties segment increased $7,235,000, as compared to the three months ended March 31, 2023, primarily due to the transitioning of SNFs within the Central Wisconsin Senior Care Portfolio to a RIDEA structure in March 2023 that resulted in the full amortization of $8,073,000 of above-market leases recorded against real estate revenue. Such increase was partially offset by $1,489,000 due to the transitioning of senior housing facilities within Michigan ALF Portfolio to a RIDEA structure in November 2023. Real estate revenue for our OM segment decreased $3,416,000 for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to a decrease of $3,402,000 related to dispositions of OM buildings since March 31, 2023.

Property Operating Expenses and Rental Expenses
Integrated senior health campuses and SHOP typically have a higher percentage of direct operating expenses to revenue than OM buildings and triple-net leased properties due to the nature of RIDEA-type facilities where we conduct day-to-day operations. Property operating expenses and property operating expenses as a percentage of resident fees and services revenue, as well as rental expenses and rental expenses as a percentage of real estate revenue, by reportable segment consisted of the following for the periods then ended (dollars in thousands):

	Three Months Ended March 31,
	2024		2023
Property Operating Expenses
Integrated senior health campuses	$351,142	89.3%	$328,361	90.8%
SHOP	52,487	89.0%	41,785	89.2%
Total property operating expenses	$403,629	89.3%	$370,146	90.6%

Rental Expenses
OM	$13,089	38.4%	$14,408	38.4%
Triple-net leased properties	638	4.8%	787	12.9%
Total rental expenses	$13,727	29.0%	$15,195	34.9%
For the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, the increase in total property operating expenses for our integrated senior health campuses segment was predominately due to: (i) increased occupancy at the facilities within such segment; and (ii) an increase of $8,354,000 within Trilogy’s ancillary business unit due to higher labor costs associated with the expansion of services offered and inflation impacting such costs.
For the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, total property operating expenses for our SHOP segment increased primarily due to: (i) an increase of $6,401,000 due to acquisition of 14 senior housing properties in February 2024; (ii) an increase of $5,797,000 due to the transitioning of senior housing facilities within the Michigan ALF Portfolio from triple-net leased properties to a RIDEA structure in November 2023; (iii) an increase of $3,568,000 due to the transitioning of SNFs within the Central Wisconsin Senior Care Portfolio from triple-net leased properties to a RIDEA structure in March 2023; (iv) higher labor costs due to an increase in employee wages; and (v) higher operating expenses as a result of increased occupancy. Such amounts were partially offset by a decrease of $6,631,000 in total property operating expenses for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, due to real estate dispositions within our SHOP segment since March 31, 2023.
Rental expenses for our OM segment decreased for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to the dispositions of OM buildings since March 31, 2023.
General and Administrative
For the three months ended March 31, 2024, general and administrative expenses were $11,828,000, as compared to $13,053,000 for the three months ended March 31, 2023. The decrease in general and administrative expenses of $1,225,000 was primarily the result of a decrease in professional and legal fees of $1,315,000.
Business Acquisition Expenses
For the three months ended March 31, 2024 and 2023, we recorded business acquisition expenses of $2,782,000 and $332,000, respectively. The increase in such expenses was primarily due to acquisition costs incurred in pursuit of our investment in properties operated under a RIDEA structure and included in our SHOP segment. See Note 3, Real Estate Investments, Net and Business Combinations — Business Combinations, to our accompanying condensed consolidated financial statements for a further discussion of our senior housing facilities acquired in February 2024.
Depreciation and Amortization
For the three months ended March 31, 2024 and 2023, depreciation and amortization was $42,767,000 and $44,670,000, respectively, which primarily consisted of depreciation on our operating properties of $37,135,000 and $35,899,000, respectively, and amortization of our identified intangible assets of $4,997,000 and $7,988,000, respectively.
For the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, the decrease in depreciation and amortization of $1,903,000 was primarily due to the full amortization of $885,000 of in-place leases related to the transition of SNFs within the Central Wisconsin Senior Care Portfolio from triple-net leased properties to a RIDEA structure in March 2023 and a decrease in depreciation and amortization as a result of real estate dispositions within our SHOP and OM segments subsequent to March 31, 2023. Such amounts were partially offset by an increase in depreciation and amortization in our SHOP and integrated senior health campuses segments as a result of real estate acquisitions and capital expenditures in those segments that occurred subsequent to March 31, 2023.
Interest Expense
Interest expense, including gain or loss in fair value of derivative financial instruments, consisted of the following for the periods then ended (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest expense:
Lines of credit and term loan and derivative financial instruments	$17,210	$23,269
Mortgage loans payable	14,342	13,160
Amortization of deferred financing costs:
Lines of credit and term loan	633	856
Mortgage loans payable	780	577
Amortization of debt discount/premium, net	1,374	885
(Gain) loss in fair value of derivative financial instruments	(6,417)	195
Loss on extinguishments of debt	1,280	—
Interest on finance lease liabilities	157	91
Interest expense on financing obligations and other liabilities	662	173
Total	$30,021	$39,206
The decrease in total interest expense for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to: (i) a decrease in debt balances predominately related to the payoff of $176,145,000 of variable-rate mortgage loans payable and $545,010,000 on our variable-rate lines of credit in February 2024 from the net proceeds received from the 2024 Offering; and (ii) a change from loss to gain in fair value of derivative financial instruments. Such decreases in total interest expense were partially offset by a $1,280,000 loss on extinguishments of debt in 2024 due to the above-mentioned debt payoffs. See Note 6, Other Assets, Net, and Note 7, Mortgage Loans Payable, Net, to our accompanying condensed consolidated financial statements for a further discussion of debt extinguishments.
Gain or Loss on Dispositions of Real Estate Investments
For the three months ended March 31, 2024, we recognized an aggregate net gain on dispositions of our real estate investments of $2,263,000 related to the sale of two OM buildings and one SHOP in 2024. See Note 2, Summary of Significant Accounting Policies — Properties Held for Sale, and Note 3, Real Estate Investments, Net and Business Combinations — Dispositions of Real Estate Investments, to our accompanying condensed consolidated financial statements for further discussion.
For the three months ended March 31, 2023, we recognized an aggregate net loss on dispositions of our real estate investments of $132,000 primarily related to the disposition of one SHOP in Florida.
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

Material Cash Requirements
Capital Improvement Expenditures
A capital plan for each investment is established upon acquisition that contemplates the estimated capital needs of that investment, including costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include operating cash generated by the investment, capital reserves, a line of credit or other loan established with respect to the investment, other borrowings or additional equity investments from us and joint venture partners. The capital plan for each investment is adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of March 31, 2024, we had $17,077,000 of restricted cash in loan impounds and reserve accounts to fund a portion of such capital expenditures. Based on the budget for the properties we owned as of March 31, 2024, we estimated that unspent discretionary expenditures for capital and tenant improvements as of such date are equal to $62,446,000 for the remaining nine months of 2024, although actual expenditures are dependent on many factors which are not presently known.
Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and lines of credit and term loan; (ii) interest payments on our mortgage loans payable and lines of credit and term loan, excluding the effect of our interest rate swaps; (iii) ground and other lease obligations; and (iv) financing and other obligations as of March 31, 2024 (in thousands):

	Payments Due by Period
	2024	2025-2026	2027-2028	Thereafter	Total
Principal payments — fixed-rate debt	$43,163	$296,606	$160,251	$582,846	$1,082,866
Interest payments — fixed-rate debt	29,574	63,560	47,683	311,937	452,754
Principal payments — variable-rate debt	134,554	240,000	550,000	7,700	932,254
Interest payments — variable-rate debt (based on rates in effect as of March 31, 2024)	46,088	84,087	3,014	664	133,853
Ground and other lease obligations	26,936	70,227	71,324	166,314	334,801
Financing obligations and other obligations	4,795	11,212	10,052	31,595	57,654
Total	$285,110	$765,692	$842,324	$1,101,056	$2,994,182
Distributions
For information on distributions, see the “Distributions” section below.
Credit Facilities
We are party to a credit agreement, as amended, with an aggregate maximum principal amount up to $1,150,000,000, or the 2024 Credit Facility. In addition, we are party to an agreement, as amended, regarding a senior secured revolving credit facility with an aggregate maximum principal amount of $400,000,000, or the Trilogy Credit Facility. See Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements for a further discussion.
As of March 31, 2024, our aggregate borrowing capacity under the 2024 Credit Facility and the Trilogy Credit Facility was $1,550,000,000. As of March 31, 2024, our aggregate borrowings outstanding under our credit facilities was $760,000,000, and we had an aggregate of $790,000,000 available on such facilities. We believe that the resources described above will be sufficient to satisfy our cash requirements for the next 12 months and thereafter.

Cash Flows
The following table sets forth changes in cash flows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash, cash equivalents and restricted cash — beginning of period	$90,782	$111,906
Net cash (used in) provided by operating activities	(5,954)	23,862
Net cash used in investing activities	(5,223)	(33,319)
Net cash provided by (used in) financing activities	44,962	(14,300)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(36)	80
Cash, cash equivalents and restricted cash — end of period	$124,531	$88,229
The following summary discussion of our changes in our cash flows is based on our accompanying condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
For the three months ended March 31, 2024 and 2023, cash flows from operating activities were primarily related to property operations, offset by payments of general and administrative expenses and interest payments on our outstanding indebtedness. The change from net cash provided by operating activities for the three months ended March 31, 2023, to net cash used in operating activities for the three months ended March 31, 2024, was primarily due to the timing of cash receipts and payments. See the “Results of Operations” section above for further discussion.
Investing Activities
For the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, the decrease in net cash used in investing activities was primarily due to an $11,328,000 decrease in cash paid to acquire real estate investments, a $7,621,000 increase in proceeds from dispositions of real estate investments and a $6,000,000 decrease in investments in unconsolidated entities.
Financing Activities
For the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, the change from net cash used in financing activities to net cash provided by financing activities was primarily due to the closing of the 2024 Offering that resulted in $772,800,000 in gross offering proceeds from the issuance of Common Stock. Such amount was partially offset by the increase in payment of offering costs of $47,534,000 in connection with the 2024 Offering, as well as a change from $34,078,000 of net borrowings under our lines of credit and mortgage loans payable to $630,378,000 of net payments on our lines of credit and mortgage loans payable, primarily using the net proceeds from the 2024 Offering for such paydowns.
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

The following tables reflect distributions we paid for the three months ended March 31, 2024 and 2023, and the sources of distributions as compared to cash flows from operations or funds from operations attributable to controlling interest, or FFO, a non-GAAP financial measure (dollars in thousands):

	Three Months Ended March 31,
	2024		2023
Distributions paid in cash	$16,596		$26,492

Sources of distributions:
Cash flows from operations	$—	—%	$23,862	90.1%
Proceeds from borrowings	16,596	100	2,630	9.9
	$16,596	100%	$26,492	100%

	Three Months Ended March 31,
	2024		2023
Distributions paid in cash	$16,596		$26,492

Sources of distributions:
FFO attributable to controlling interest	$16,596	100%	$11,691	44.1%
Proceeds from borrowings	—	—	14,801	55.9
	$16,596	100%	$26,492	100%
As of March 31, 2024, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and some portion of a distribution to our stockholders may have been paid from borrowings. For a further discussion of FFO, including a reconciliation of our GAAP net loss to FFO, see “Funds from Operations and Normalized Funds from Operations” below.
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
Debt Service Requirements
A significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of March 31, 2024, we had $1,255,120,000 of fixed-rate and variable-rate mortgage loans payable outstanding secured by our properties. As of March 31, 2024, we had $760,000,000 outstanding, and $790,000,000 remained available under our lines of credit. The weighted average effective interest rate on our outstanding debt, factoring in our interest rate swaps, was 4.90% per annum as of March 31, 2024. See Note 7, Mortgage Loans Payable, Net, and Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements.
We are required by the terms of certain loan documents to meet various financial and non-financial covenants, such as leverage ratios, net worth ratios, debt service coverage ratios and fixed charge coverage ratios. As of March 31, 2024, we were in compliance with all such covenants and requirements on our mortgage loans payable and our lines of credit and term loan. If any future covenants are violated, we anticipate seeking a waiver or amending the debt covenants with the lenders when and if such event should occur. However, there can be no assurances that management will be able to effectively achieve such plans.
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

The following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to FFO and Normalized FFO for the periods presented below (in thousands except for share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Net loss	$(3,004)	$(27,615)
Depreciation and amortization related to real estate — consolidated properties	42,729	44,632
Depreciation and amortization related to real estate — unconsolidated entities	186	63
(Gain) loss on dispositions of real estate investments, net — consolidated properties	(2,263)	132
Net (income) loss attributable to noncontrolling interests	(888)	1,743
Gain on re-measurement of previously held equity interest	—	(726)
Depreciation, amortization, impairments, net gain/loss on dispositions and gain on re-measurement — noncontrolling interests	(5,462)	(6,538)
NAREIT FFO attributable to controlling interest	$31,298	$11,691

Business acquisition expenses	$2,782	$332
Amortization of above- and below-market leases	426	8,675
Amortization of closing costs — debt security investments	76	65
Change in deferred rent	(589)	(60)
Non-cash impact of changes to equity instruments	1,935	1,072
Capitalized interest	(134)	(26)
Loss on debt extinguishments	1,280	—
(Gain) loss in fair value of derivative financial instruments	(6,417)	195
Foreign currency loss (gain)	426	(1,008)
Adjustments for unconsolidated entities	(110)	(74)
Adjustments for noncontrolling interests	125	(633)
Normalized FFO attributable to controlling interest	$31,098	$20,229
Weighted average common shares outstanding — basic and diluted	104,295,142	66,026,173
Net loss per common share attributable to controlling interest — basic and diluted	$(0.04)	$(0.39)
NAREIT FFO per common share attributable to controlling interest — basic and diluted	$0.30	$0.18
Normalized FFO per common share attributable to controlling interest — basic and diluted	$0.30	$0.31
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

To facilitate understanding of this financial measure, the following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to NOI for the periods presented below (in thousands):

	Three Months Ended March 31,
	2024	2023
Net loss	$(3,004)	$(27,615)
General and administrative	11,828	13,053
Business acquisition expenses	2,782	332
Depreciation and amortization	42,767	44,670
Interest expense	30,021	39,206
(Gain) loss on dispositions of real estate investments, net	(2,263)	132
Loss from unconsolidated entities	1,205	306
Gain on re-measurement of previously held equity interest	—	(726)
Foreign currency loss (gain)	426	(1,008)
Other income	(1,863)	(1,608)
Income tax expense	278	143
Net operating income	$82,177	$66,885

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk. There were no material changes in our market risk exposures, or in the methods we use to manage market risk, from those that were provided for in our 2023 Annual Report on Form 10-K, as filed with the SEC on March 22, 2024.
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
We have entered into, and may continue to enter into, derivative financial instruments, such as interest rate swaps and interest rate caps, in order to mitigate our interest rate risk on a related financial instrument. We have not elected, and may continue to not elect, to apply hedge accounting treatment to these derivatives; therefore, changes in the fair value of interest rate derivative financial instruments were recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations and comprehensive loss. As of March 31, 2024, our interest rate swaps are recorded in other assets in our accompanying condensed consolidated balance sheet at their aggregate fair value of $5,491,000. We do not enter into derivative transactions for speculative purposes. For information on our interest rate swaps, see Note 9, Derivative Financial Instruments, and Note 13, Fair Value Measurements, to our accompanying condensed consolidated financial statements, for a further discussion on our interest rate swaps.

As of March 31, 2024, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes, excluding the effect of our interest rate swaps (dollars in thousands):

	Expected Maturity Date
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Assets
Debt security held-to-maturity	$—	$93,433	$—	$—	$—	$—	$93,433	$93,323
Weighted average interest rate on maturing fixed-rate debt security	—%	4.24%	—%	—%	—%	—%	4.24%	—
Liabilities
Fixed-rate debt — principal payments	$43,163	$138,275	$158,331	$55,125	$105,126	$582,846	$1,082,866	$916,661
Weighted average interest rate on maturing fixed-rate debt	3.59%	4.30%	3.02%	3.47%	4.34%	3.59%	3.66%	—
Variable-rate debt — principal payments	$134,554	$240,000	$—	$550,000	$—	$7,700	$932,254	$933,478
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of March 31, 2024)	8.18%	8.13%	—%	6.66%	—%	7.57%	7.27%	—
Debt Security Investment, Net
As of March 31, 2024, the net carrying value of our debt security investment was $87,984,000. As we expect to hold our debt security investment to maturity and the amounts due under such debt security investment are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our debt security investment, would have a significant impact on our operations. See Note 13, Fair Value Measurements, to our accompanying condensed consolidated financial statements, for a discussion of the fair value of our investment in a held-to-maturity debt security. The effective interest rate on our debt security investment was 4.24% per annum as of March 31, 2024.
Mortgage Loans Payable, Net and Lines of Credit and Term Loan
Mortgage loans payable were $1,255,120,000 ($1,228,435,000, net of discount/premium and deferred financing costs) as of March 31, 2024. As of March 31, 2024, we had 90 fixed-rate mortgage loans payable and 5 variable-rate mortgage loans payable with effective interest rates ranging from 2.21% to 8.18% per annum and a weighted average effective interest rate of 4.27%. In addition, as of March 31, 2024, we had $760,000,000 ($754,101,000, net of deferred financing fees) outstanding under our lines of credit and term loan, at a weighted average interest rate of 7.08% per annum.
As of March 31, 2024, the weighted average effective interest rate on our outstanding debt, factoring in our interest rate swaps, was 4.90% per annum. An increase in the variable interest rate on our variable-rate mortgage loans payable and lines of credit and term loan constitutes a market risk. As of March 31, 2024, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on all of our other variable-rate mortgage loans payable and lines of credit by $925,000, or 0.9% of total annualized interest expense on our mortgage loans payable and lines of credit and term loan. See Note 7, Mortgage Loans Payable, Net and Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2024 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2024, were effective at the reasonable assurance level.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
For a discussion of our legal proceedings, see Note 10, Commitments and Contingencies — Litigation, to our accompanying condensed consolidated financial statements.
Item 1A. Risk Factors.
There were no material changes from the risk factors previously disclosed in our 2023 Annual Report on Form 10-K, as filed with the SEC on March 22, 2024, other than as set forth below.
Compliance with new federal minimum staffing requirements may increase operating costs for our skilled nursing tenants and operators, and failure to comply with such requirements may result in financial or other regulatory penalties or reputational harm.
In April 2024, the Centers for Medicare & Medicaid Services of the U.S. Department of Health & Human Services finalized new nursing home staffing rules, including a total nurse staffing standard that requires facilities to provide a minimum number of hours per day of total direct nursing care to residents and a requirement to have a registered nurse onsite 24 hours a day, seven days a week, to provide skilled nursing care. These new requirements have a staggered implementation timeframe based on geographic location. As these new rules are implemented over time, the operating costs of our skilled nursing tenants within our triple-net leased properties and SHOP segments and our integrated senior health campuses segment may increase which will negatively impact the profitability of both our tenants’ businesses and our business. Our skilled nursing tenants and operators may also have difficulty in staffing and maintaining the required staffing at our facilities, and may not qualify for the specified hardship exemptions. If we or our tenants are unable to comply with the new rules, we may face monetary penalties or other regulatory enforcement action as well as reputational harm.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
None.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
AHR Incentive Plan
In January 2024, we repurchased 431 shares of our common stock, for an aggregate of $14,000, at a repurchase price of $31.40 per share in order to satisfy minimum statutory withholding tax obligations associated with the vesting of restricted stock awards issued pursuant to the AHR Incentive Plan.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the period covered by this report, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).
Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Fourth Articles of Amendment and Restatement of Griffin-American Healthcare REIT IV, Inc., dated October 1, 2021 (included as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55775) filed October 1, 2021 and incorporated herein by reference)

3.2
Articles Supplementary (Common Stock Reclassification) of American Healthcare REIT, Inc., dated January 26, 2024 (included as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55775) filed January 30, 2024 and incorporated herein by reference)

3.3
Articles Supplementary (Subtitle 8 Opt-Out) of American Healthcare REIT, Inc., dated February 7, 2024 (included as Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-41951) filed February 12. 2024 and incorporated herein by reference)

10.1
Membership Interest Purchase Agreement by and among GAHC3 Trilogy JV, LLC, American Healthcare REIT, Inc., Trilogy Holdings NT-HCI, LLC and NorthStar Healthcare Income Operating Partnership, LP, dated as of November 3, 2023 (included as Exhibit 10.1 of our Current Report on Form 8-K (File No. 000-55775) filed November 7, 2023 and incorporated herein by reference)

10.2
Form of Executive Listing Equity Award Agreement (incorporated by reference to Exhibit 10.26 to the Pre-Effective Amendment No. 4 to American Healthcare REIT, Inc.'s Registration Statement on Form S-11 (No. 333-267464) filed on January 29, 2024)

10.3
Form of Independent Director Listing Equity Award Agreement (incorporated by reference to Exhibit 10.27 to the Pre-Effective Amendment No. 4 to American Healthcare REIT, Inc.'s Registration Statement on Form S-11 (No. 333-267464) filed on January 29, 2024)

10.4
Second Amended and Restated Credit Agreement, dated February 14, 2024, by and among American Healthcare REIT Holdings, LP, American Healthcare REIT, Inc. and certain subsidiaries thereof, Bank of America, N.A., KeyBank, National Association, Citizens Bank, National Association, Bank of the West, Fifth Third Bank, National Association, Barclays Bank, PLC, Citibank, N.A., Credit Agricole Corporate and Investment Bank, Morgan Stanley Bank, N.A., Royal Bank of Canada, Fifth Third Bank, National Association, Regions Bank, Truist Bank, Keybanc Capital markets and BofA Securities, Inc. (included as Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-41951) filed February 21, 2024 and incorporated herein by reference)

10.5*	Letter Agreement, dated February 14, 2024, by and among American Healthcare REIT Holdings, LP, GAHC3 Trilogy JV, LLC, American Healthcare REIT, Inc., Trilogy Holdings NT-HCI, LLC and Nicholas Balzo

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________

*	Filed herewith.
**	Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Healthcare REIT, Inc. (Registrant)

May 14, 2024	By:	/s/ DANNY PROSKY
Date		Danny Prosky
Chief Executive Officer, President and Director
(Principal Executive Officer)

May 14, 2024	By:	/s/ BRIAN S. PEAY
Date		Brian S. Peay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)