Form 10-Q
period 2024-06-30
American Healthcare REIT, Inc.
filed 2024-08-09
CIK 1632970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of August 7, 2024, American Healthcare REIT, Inc. had 131,647,015 shares of Common Stock outstanding.

AMERICAN HEALTHCARE REIT, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2024 and December 31, 2023
(In thousands, except share and per share amounts) (Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Real estate investments, net	$3,509,526	$3,425,438
Debt security investment, net	89,058	86,935
Cash and cash equivalents	52,087	43,445
Restricted cash	45,515	47,337
Accounts and other receivables, net	201,030	185,379
Identified intangible assets, net	179,458	180,470
Goodwill	234,942	234,942
Operating lease right-of-use assets, net	177,367	227,846
Other assets, net	155,632	146,141
Total assets	$4,644,615	$4,577,933

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$1,228,597	$1,302,396
Lines of credit and term loan, net(1)	783,873	1,223,967
Accounts payable and accrued liabilities(1)	253,657	242,905
Identified intangible liabilities, net	5,533	6,095
Financing obligations(1)	40,444	41,756
Operating lease liabilities(1)	178,587	225,502
Security deposits, prepaid rent and other liabilities(1)	49,811	76,134
Total liabilities	2,540,502	3,118,755

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests (Note 11)	220	33,843

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.01 par value per share; 700,000,000 shares authorized; 65,372,222 shares issued and outstanding as of June 30, 2024 and none issued and outstanding as of December 31, 2023	644	—
Class T common stock, $0.01 par value per share; 200,000,000 shares authorized; 19,601,476 and 19,552,856 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	195	194
Class I common stock, $0.01 par value per share; 100,000,000 shares authorized; 46,673,320 shares issued and outstanding as of both June 30, 2024 and December 31, 2023	467	467
Additional paid-in capital	3,278,806	2,548,307
Accumulated deficit	(1,344,285)	(1,276,222)
Accumulated other comprehensive loss	(2,456)	(2,425)
Total stockholders’ equity	1,933,371	1,270,321
Noncontrolling interests (Note 12)	170,522	155,014
Total equity	2,103,893	1,425,335
Total liabilities, redeemable noncontrolling interests and equity	$4,644,615	$4,577,933

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
As of June 30, 2024 and December 31, 2023
(In thousands) (Unaudited)
___________
(1)Such liabilities of American Healthcare REIT, Inc. represented liabilities of American Healthcare REIT Holdings, LP or its consolidated subsidiaries as of June 30, 2024 and December 31, 2023. American Healthcare REIT Holdings, LP is a variable interest entity, or VIE, and a consolidated subsidiary of American Healthcare REIT, Inc. The creditors of American Healthcare REIT Holdings, LP or its consolidated subsidiaries do not have recourse against American Healthcare REIT, Inc., except for the 2024 Credit Facility, as defined in Note 8, held by American Healthcare REIT Holdings, LP in the amount of $668,000 as of June 30, 2024 and the 2022 Credit Facility, as defined in Note 8, held by American Healthcare REIT Holdings, LP in the amount of $914,900 as of December 31, 2023, which were guaranteed by American Healthcare REIT, Inc.
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2024 and 2023
(In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues and grant income:
Resident fees and services	$458,013	$410,622	$910,131	$819,252
Real estate revenue	46,568	50,568	93,983	94,164
Grant income	—	6,381	—	6,381
Total revenues and grant income	504,581	467,571	1,004,114	919,797
Expenses:
Property operating expenses	402,564	372,549	806,193	742,695
Rental expenses	13,323	14,653	27,050	29,848
General and administrative	11,746	11,774	23,574	24,827
Business acquisition expenses	15	888	2,797	1,220
Depreciation and amortization	45,264	44,701	88,031	89,371
Total expenses	472,912	444,565	947,645	887,961
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishments)	(30,596)	(40,990)	(67,034)	(80,001)
Gain in fair value of derivative financial instruments	388	4,993	6,805	4,798
(Loss) gain on dispositions of real estate investments, net	(2)	(2,072)	2,261	(2,204)
Loss from unconsolidated entities	(1,035)	(113)	(2,240)	(419)
Gain on re-measurement of previously held equity interest	—	—	—	726
Foreign currency gain (loss)	82	1,068	(344)	2,076
Other income, net	3,106	2,589	4,969	4,197
Total net other expense	(28,057)	(34,525)	(55,583)	(70,827)
Income (loss) before income taxes	3,612	(11,519)	886	(38,991)
Income tax expense	(686)	(348)	(964)	(491)
Net income (loss)	2,926	(11,867)	(78)	(39,482)
Net (income) loss attributable to noncontrolling interests	(947)	(316)	(1,835)	1,427
Net income (loss) attributable to controlling interest	$1,979	$(12,183)	$(1,913)	$(38,055)
Net income (loss) per share of Common Stock, Class T common stock and Class I common stock attributable to controlling interest:
Basic	$0.01	$(0.19)	$(0.02)	$(0.58)
Diluted	$0.01	$(0.19)	$(0.02)	$(0.58)
Weighted average number of shares of Common Stock, Class T common stock and Class I common stock outstanding:
Basic	130,532,144	66,033,345	117,413,643	66,029,779
Diluted	130,689,889	66,033,345	117,413,643	66,029,779

Net income (loss)	$2,926	$(11,867)	$(78)	$(39,482)
Other comprehensive income (loss):
Foreign currency translation adjustments	12	124	(31)	246
Total other comprehensive income (loss)	12	124	(31)	246
Comprehensive income (loss)	2,938	(11,743)	(109)	(39,236)
Comprehensive (income) loss attributable to noncontrolling interests	(947)	(316)	(1,835)	1,427
Comprehensive income (loss) attributable to controlling interest	$1,991	$(12,059)	$(1,944)	$(37,809)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Six Months Ended June 30, 2024 and 2023
(In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended June 30, 2024
	Stockholders’ Equity
	Common Stock		Class T Common Stock		Class I Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — March 31, 2024	65,372,222	$644	19,552,425	$194	46,673,320	$467	$3,275,252	$(1,313,190)	$(2,468)	$1,960,899	$170,263	$2,131,162
Vested restricted common stock and stock units(1)	—	—	49,051	1	—	—	(72)	—	—	(71)	—	(71)
Amortization of nonvested restricted common stock and stock units	—	—	—	—	—	—	2,765	—	—	2,765	—	2,765
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(975)	(975)
Adjustment to value of redeemable noncontrolling interests	—	—	—	—	—	—	861	—	—	861	276	1,137
Distributions declared ($0.25 per share)	—	—	—	—	—	—	—	(33,074)	—	(33,074)	—	(33,074)
Net income	—	—	—	—	—	—	—	1,979	—	1,979	958	2,937	(2)
Other comprehensive income	—	—	—	—	—	—	—	—	12	12	—	12
BALANCE — June 30, 2024	65,372,222	$644	19,601,476	$195	46,673,320	$467	$3,278,806	$(1,344,285)	$(2,456)	$1,933,371	$170,522	$2,103,893

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Three and Six Months Ended June 30, 2024 and 2023
(In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended June 30, 2023
	Stockholders’ Equity
	Class T Common Stock		Class I Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — March 31, 2023	19,536,622	$194	46,673,686	$467	$2,546,299	$(1,180,741)	$(2,568)	$1,363,651	$163,338	$1,526,989
Issuance of nonvested restricted common stock	24,200	—	—	—	—	—	—	—	—	—
Vested restricted common stock and stock units(1)	4,120	—	—	—	(72)	—	—	(72)	—	(72)
Amortization of nonvested restricted common stock and stock units	—	—	—	—	1,564	—	—	1,564	—	1,564
Stock based compensation	—	—	—	—	—	—	—	—	20	20
Repurchase of common stock	(2,403)	—	(366)	—	(87)	—	—	(87)	—	(87)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(3,092)	(3,092)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	—	—	(20)	(20)
Adjustment to value of redeemable noncontrolling interests	—	—	—	—	(569)	—	—	(569)	(52)	(621)
Distributions declared ($0.25 per share)	—	—	—	—	—	(16,654)	—	(16,654)	—	(16,654)
Net (loss) income	—	—	—	—	—	(12,183)	—	(12,183)	434	(11,749)	(2)
Other comprehensive income	—	—	—	—	—	—	124	124	—	124
BALANCE — June 30, 2023	19,562,539	$194	46,673,320	$467	$2,547,135	$(1,209,578)	$(2,444)	$1,335,774	$160,628	$1,496,402

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Three and Six Months Ended June 30, 2024 and 2023
(In thousands, except share and per share amounts) (Unaudited)

	Six Months Ended June 30, 2024
	Stockholders’ Equity
	Common Stock		Class T Common Stock		Class I Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2023	—	$—	19,552,856	$194	46,673,320	$467	$2,548,307	$(1,276,222)	$(2,425)	$1,270,321	$155,014	$1,425,335
Issuance of common stock	64,400,000	644	—	—	—	—	772,156	—	—	772,800	—	772,800
Offering costs — common stock	—	—	—	—	—	—	(53,542)	—	—	(53,542)	—	(53,542)
Issuance of nonvested restricted common stock	972,222	—	—	—	—	—	—	—	—	—	—	—
Vested restricted common stock and stock units(1)	—	—	49,051	1	—	—	(72)	—	—	(71)	—	(71)
Amortization of nonvested restricted common stock and stock units	—	—	—	—	—	—	4,679	—	—	4,679	—	4,679
Stock based compensation	—	—	—	—	—	—	—	—	—	—	21	21
Repurchase of common stock	—	—	(431)	—	—	—	(14)	—	—	(14)	—	(14)
Purchase of noncontrolling interest	—	—	—	—	—	—	(478)	—	—	(478)	37	(441)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(1,967)	(1,967)
Reclassification of noncontrolling interests from mezzanine equity, net	—	—	—	—	—	—	—	—	—	—	15,282	15,282
Adjustment to value of redeemable noncontrolling interests	—	—	—	—	—	—	7,770	—	—	7,770	268	8,038
Distributions declared ($0.50 per share)	—	—	—	—	—	—	—	(66,150)	—	(66,150)	—	(66,150)
Net (loss) income	—	—	—	—	—	—	—	(1,913)	—	(1,913)	1,867	(46)	(2)
Other comprehensive loss	—	—	—	—	—	—	—	—	(31)	(31)	—	(31)
BALANCE — June 30, 2024	65,372,222	$644	19,601,476	$195	46,673,320	$467	$3,278,806	$(1,344,285)	$(2,456)	$1,933,371	$170,522	$2,103,893

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Three and Six Months Ended June 30, 2024 and 2023
(In thousands, except share and per share amounts) (Unaudited)

	Six Months Ended June 30, 2023
	Stockholders’ Equity
	Class T Common Stock		Class I Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2022	19,535,095	$194	46,675,367	$467	$2,540,424	$(1,138,304)	$(2,690)	$1,400,091	$167,674	$1,567,765
Issuance of nonvested restricted common stock	26,156	—	—	—	—	—	—	—	—	—
Vested restricted common stock and stock units(1)	4,120	—	—	—	(72)	—	—	(72)	—	(72)
Amortization of nonvested restricted common stock and stock units	—	—	—	—	2,615	—	—	2,615	—	2,615
Stock based compensation	—	—	—	—	—	—	—	—	41	41
Repurchase of common stock	(2,832)	—	(2,047)	—	(165)	—	—	(165)	—	(165)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(6,194)	(6,194)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	—	—	(41)	(41)
Adjustment to value of redeemable noncontrolling interests	—	—	—	—	4,333	—	—	4,333	89	4,422
Distributions declared ($0.50 per share)	—	—	—	—	—	(33,219)	—	(33,219)	—	(33,219)
Net loss	—	—	—	—	—	(38,055)	—	(38,055)	(941)	(38,996)	(2)
Other comprehensive income	—	—	—	—	—	—	246	246	—	246
BALANCE — June 30, 2023	19,562,539	$194	46,673,320	$467	$2,547,135	$(1,209,578)	$(2,444)	$1,335,774	$160,628	$1,496,402
___________
(1)The amounts are shown net of common stock withheld from issuance to satisfy employee minimum tax withholding requirements in connection with the vesting of restricted stock units. See Note 12, Equity — AHR Incentive Plan, for further discussion.
(2)For the three months ended June 30, 2024 and 2023, amounts exclude $11 and $118, respectively, of net loss attributable to redeemable noncontrolling interests. For the six months ended June 30, 2024 and 2023, amounts exclude $32 and $486, respectively, of net loss attributable to redeemable noncontrolling interests. See Note 11, Redeemable Noncontrolling Interests, for further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2024 and 2023
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(78)	$(39,482)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	88,031	89,371
Other amortization	22,645	32,647
Deferred rent	(1,880)	(2,083)
Stock based compensation	5,203	2,656
(Gain) loss on dispositions of real estate investments, net	(2,261)	2,204
Loss from unconsolidated entities	2,240	419
Gain on re-measurement of previously held equity interest	—	(726)
Foreign currency loss (gain)	332	(2,125)
Loss on extinguishments of debt	1,280	—
Change in fair value of derivative financial instruments	(6,805)	(4,798)
Changes in operating assets and liabilities:
Accounts and other receivables	(20,839)	(9,827)
Other assets	(13,757)	(4,449)
Accounts payable and accrued liabilities	(1,652)	(4,662)
Operating lease liabilities	(17,092)	(18,866)
Security deposits, prepaid rent and other liabilities	(1,919)	3,363
Net cash provided by operating activities	53,448	43,642
CASH FLOWS FROM INVESTING ACTIVITIES
Developments and capital expenditures	(38,375)	(52,074)
Acquisitions of real estate investments	(46,428)	(12,333)
Proceeds from dispositions of real estate investments	14,520	87,446
Acquisition of previously held equity interest	—	(335)
Investments in unconsolidated entities	—	(12,000)
Issuances of real estate notes receivable	(14,403)	—
Principal repayments on real estate notes receivable	19,283	—
Real estate and other deposits	(131)	(1,017)
Net cash (used in) provided by investing activities	(65,534)	9,687
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgage loans payable	27,204	61,077
Payments on mortgage loans payable	(194,560)	(55,127)
Borrowings under the lines of credit and term loan	434,600	199,300
Payments on the lines of credit and term loan	(874,823)	(199,400)
Payments on financing and other obligations	(1,575)	(7,779)
Deferred financing costs	(7,115)	(1,903)
Proceeds from issuance of common stock	772,800	—
Payment of offering costs	(49,469)	(781)
Distributions paid to common stockholders	(49,594)	(43,086)
Repurchase of common stock	(14)	(165)
Payments to taxing authorities in connection with common stock directly withheld from employees	(71)	(72)
Purchase of noncontrolling interest	(441)	—
Distributions to noncontrolling interests	(1,971)	(7,624)

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Six Months Ended June 30, 2024 and 2023
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2024	2023
Redemptions of noncontrolling interests	$(36,083)	$(15,954)
Security deposits	47	(61)
Net cash provided by (used in) financing activities	18,935	(71,575)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$6,849	$(18,246)
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(29)	90
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	90,782	111,906
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$97,602	$93,750

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period:
Cash and cash equivalents	$43,445	$65,052
Restricted cash	47,337	46,854
Cash, cash equivalents and restricted cash	$90,782	$111,906

End of period:
Cash and cash equivalents	$52,087	$48,407
Restricted cash	45,515	45,343
Cash, cash equivalents and restricted cash	$97,602	$93,750

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$62,875	$76,013
Income taxes	$734	$797
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued developments and capital expenditures	$22,098	$25,664
Capital expenditures from financing and other obligations	$353	$—
Tenant improvement overage	$3,749	$1,047
Acquisition of real estate investments with assumed mortgage loans payable, net of debt discount	$91,472	$—
Reclassification of noncontrolling interest from mezzanine equity, net	$15,282	$—
Distributions declared but not paid — common stockholders	$32,913	$16,559
Distributions declared but not paid — limited partnership units	$875	$875
Distributions declared but not paid — restricted stock units	$357	$123
Accrued offering costs	$511	$1,023
The following represents the net increase (decrease) in certain assets and liabilities in connection with our acquisitions and dispositions of investments:
Accounts and other receivables	$343	$(1,733)
Other assets, net	$(3,749)	$(920)
Accounts payable and accrued liabilities	$51	$(461)
Financing obligations	$—	$12
Security deposits and other liabilities	$(236)	$28
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended June 30, 2024 and 2023
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
Operating Partnership
We conduct substantially all of our operations through our operating partnership, and we are the sole general partner of our operating partnership. As of June 30, 2024 and December 31, 2023, we owned 97.4% and 95.0%, respectively, of the partnership units, or OP units, in our operating partnership, and the remaining 2.6% and 5.0%, respectively, limited OP units were owned by AHI Group Holdings, LLC, which is owned and controlled by Jeffrey T. Hanson, the non-executive Chairman of our board of directors, or our board, Danny Prosky, our Chief Executive Officer, President and director, and Mathieu B. Streiff, one of our directors; Platform Healthcare Investor TII, LLC; Flaherty Trust; and a wholly owned subsidiary of Griffin Capital Company, LLC, or collectively, the Limited Partners. See Note 11, Redeemable Noncontrolling Interests, and Note 12, Equity — Noncontrolling Interests in Total Equity, for a further discussion of the ownership in our operating partnership.
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
Following the closing of the 2024 Offering, we are presenting Common Stock, Class T common stock and Class I common stock, or collectively, common stock, as separate classes within our condensed consolidated balance sheets and condensed consolidated statements of equity. Any references to “Common Stock” in this Quarterly Report on Form 10-Q refer to our NYSE-listed shares sold through the 2024 Offering, whereas Class T common stock and Class I common stock refer to our classes of common stock that were not NYSE-listed. This applies to all historical periods presented herein. On August 5, 2024, 180 days after the listing of our Common Stock shares on the NYSE, each share of our Class T common stock and Class I common stock automatically converted into one share of our listed Common Stock.
See Note 12, Equity — Common Stock, and Note 12, Equity — Distribution Reinvestment Plan, for a further discussion of our public offerings.
Our Real Estate Investments Portfolio
We currently operate through four reportable business segments: integrated senior health campuses, outpatient medical, or OM, SHOP and triple-net leased properties. As of June 30, 2024, we owned and/or operated 318 buildings and integrated

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
senior health campuses, representing approximately 19,455,000 square feet of gross leasable area, for an aggregate contract purchase price of $4,612,670,000. In addition, as of June 30, 2024, we also owned a real estate-related debt investment purchased for $60,429,000.
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
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, wholly-owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries of which we have control will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of June 30, 2024 and December 31, 2023, we owned a 97.4% and 95.0%, respectively, general partnership interest therein, and the remaining 2.6% and 5.0%, respectively, limited partnership interest was owned by the Limited Partners.
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

	Three Months Ended June 30,
	2024			2023
	Integrated Senior Health Campuses	SHOP(1)	Total	Integrated Senior Health Campuses	SHOP(1)	Total
Over time	$325,618	$62,654	$388,272	$298,628	$46,600	$345,228
Point in time	68,156	1,585	69,741	64,228	1,166	65,394
Total resident fees and services	$393,774	$64,239	$458,013	$362,856	$47,766	$410,622

	Six Months Ended June 30,
	2024			2023
	Integrated Senior Health Campuses	SHOP(1)	Total	Integrated Senior Health Campuses	SHOP(1)	Total
Over time	$650,135	$120,274	$770,409	$597,479	$92,212	$689,691
Point in time	136,761	2,961	139,722	127,147	2,414	129,561
Total resident fees and services	$786,896	$123,235	$910,131	$724,626	$94,626	$819,252
The following tables disaggregate our resident fees and services revenue by payor class (in thousands):

	Three Months Ended June 30,
	2024			2023
	Integrated Senior Health Campuses	SHOP(1)	Total	Integrated Senior Health Campuses	SHOP(1)	Total
Private and other payors	$179,586	$53,797	$233,383	$165,154	$44,996	$210,150
Medicare	124,986	1,482	126,468	117,999	—	117,999
Medicaid	89,202	8,960	98,162	79,703	2,770	82,473
Total resident fees and services	$393,774	$64,239	$458,013	$362,856	$47,766	$410,622

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Six Months Ended June 30,
	2024			2023
	Integrated Senior Health Campuses	SHOP(1)	Total	Integrated Senior Health Campuses	SHOP(1)	Total
Private and other payors	$363,908	$104,972	$468,880	$334,831	$88,846	$423,677
Medicare	245,335	2,726	248,061	244,466	311	244,777
Medicaid	177,653	15,537	193,190	145,329	5,469	150,798
Total resident fees and services	$786,896	$123,235	$910,131	$724,626	$94,626	$819,252
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
Accounts Receivable, Net — Resident Fees and Services Revenue
The beginning and ending balances of accounts receivable, net — resident fees and services are as follows (in thousands):

	Private and Other Payors	Medicare	Medicaid	Total
Beginning balance — January 1, 2024	$66,218	$51,260	$30,799	$148,277
Ending balance — June 30, 2024	77,532	58,498	29,981	166,011
Increase (decrease)	$11,314	$7,238	$(818)	$17,734
Deferred Revenue — Resident Fees and Services Revenue
Deferred revenue is included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets. The beginning and ending balances of deferred revenue — resident fees and services, almost all of which relates to private and other payors, are as follows (in thousands):

Total
Beginning balance — January 1, 2024	$23,372
Ending balance — June 30, 2024	23,099
Decrease	$(273)
Resident and Tenant Receivables and Allowances
Resident receivables, which are related to resident fees and services revenue, are carried net of an allowance for credit losses. An allowance is maintained for estimated losses resulting from the inability of residents and payors to meet the contractual obligations under their lease or service agreements. Substantially all of such allowances are recorded as direct reductions of resident fees and services revenue as contractual adjustments provided to third-party payors or implicit price concessions in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the residents’ financial condition, security deposits, cash collection patterns by payor and by state, current economic conditions, future expectations in estimating credit losses and other relevant factors. Tenant receivables, which are related to real estate revenue, and unbilled deferred rent receivables are reduced for amounts where collectability is not probable, which are recognized as direct reductions of real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss).

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The following is a summary of our adjustments to allowances for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Beginning balance	$17,037	$14,071
Additional allowances	13,212	9,090
Write-offs	(10,680)	(4,519)
Recoveries collected or adjustments	(1,555)	(3,596)
Ending balance	$18,014	$15,046
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
Our properties held for sale are included in other assets, net in our accompanying condensed consolidated balance sheets. During the six months ended June 30, 2024, we disposed of one of our SHOP that was held for sale for a contract sales price of $4,500,000 and recognized a gain on sale of $645,000. During the six months ended June 30, 2023, we did not dispose of any held for sale properties. See Note 3, Real Estate Investments, Net and Business Combinations — Dispositions of Real Estate Investments, for a further discussion of our property dispositions.
Accounts Payable and Accrued Liabilities
As of June 30, 2024 and December 31, 2023, accounts payable and accrued liabilities primarily include reimbursement of payroll-related costs to the managers of our SHOP and integrated senior health campuses of $49,298,000 and $42,698,000, respectively, insurance reserves of $45,765,000 and $44,548,000, respectively, accrued distributions to common stockholders of $32,913,000 and $16,557,000, respectively, accrued property taxes of $24,138,000 and $23,549,000, respectively, and accrued developments and capital expenditures of $22,098,000 and $24,881,000, respectively.
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
3. Real Estate Investments, Net and Business Combinations
Our real estate investments, net consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Building, improvements and construction in process	$3,724,569	$3,604,299
Land and improvements	351,955	335,946
Furniture, fixtures and equipment	250,791	237,350
	4,327,315	4,177,595
Less: accumulated depreciation	(817,789)	(752,157)
	$3,509,526	$3,425,438
Depreciation expense for the three months ended June 30, 2024 and 2023 was $36,866,000 and $37,139,000, respectively, and for the six months ended June 30, 2024 and 2023 was $74,001,000 and $73,038,000, respectively.
The following is a summary of our capital expenditures by reportable segment for the three and six months ended June 30, 2024 (in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Integrated senior health campuses	$6,246	$12,012
OM	4,377	9,311
SHOP	3,837	6,774
Triple-net leased properties	187	187
Total	$14,647	$28,284
Included in the capital expenditure amounts above are costs for the development and expansion of our integrated senior health campuses. There were no completed developments for the three months ended June 30, 2024. For the six months ended June 30, 2024, we completed the development of one integrated senior health campus for $18,969,000.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Acquisitions of Previously Leased Real Estate Investments
For the six months ended June 30, 2024, using cash and debt financing, we, through a majority-owned subsidiary of Trilogy Investors, LLC, or Trilogy, acquired three previously leased real estate investments located in Kentucky and Ohio. The following is a summary of such acquisitions, which are included in our integrated senior health campuses segment (in thousands):

Location	Date Acquired	Contract Purchase Price	Line of Credit
Miami Township, OH	04/17/24	$16,595	$16,600
Tiffin, OH	04/17/24	12,380	12,400
La Grange, KY	04/22/24	16,866	16,000
Total		$45,841	$45,000
We accounted for our acquisitions of real estate investments completed during the six months ended June 30, 2024, as asset acquisitions. The following table summarizes the purchase price of such assets acquired at the time of acquisition based on their relative fair values and adjusted for $40,854,000 operating lease right-of-use assets and $37,999,000 operating lease liabilities (in thousands):

Location	2024 Acquisitions
Building and improvements	$47,601
Land	2,321
Total assets acquired	$49,922
Dispositions of Real Estate Investments
For the six months ended June 30, 2024, we disposed of two OM buildings that were included in real estate investments in our accompanying condensed consolidated balance sheets. We recognized a total aggregate net gain on such dispositions of $1,617,000. The following is a summary of such dispositions (dollars in thousands):

Location	Number of Buildings	Type	Date Disposed	Contract Sales Price
Marietta, GA	1	OM	01/16/24	$6,674
Homewood, AL	1	OM	03/18/24	4,462
Total	2			$11,136
Business Combinations
On February 1, 2024, we acquired a portfolio of 14 senior housing properties in Oregon from an unaffiliated third party, which properties are included in our SHOP segment. These properties are part of the underlying collateral pool of real estate assets securing our debt security investment, as defined and described in Note 4. We acquired such properties by assuming the outstanding principal balance of each related mortgage loan payable from one of the borrowers since such borrower was in default. The aggregated principal balance of such assumed mortgage loans payable was $94,461,000 at the time of acquisition. No cash consideration was exchanged as part of the transactions; however, we incurred transaction costs of $2,629,000 related to the acquisition of such properties. See Note 4, Debt Security Investment, Net, for a further discussion.
On February 15, 2023, we, through a majority-owned subsidiary of Trilogy, acquired from an unaffiliated third party, a 60.0% controlling interest in a privately held company, Memory Care Partners, LLC, or MCP, that operated integrated senior health campuses located in Kentucky. The contract purchase price for the acquisition of MCP was $900,000, which was acquired using cash on hand. Prior to such acquisition, we owned a 40.0% interest in MCP, which was accounted for as an equity method investment and was included in investments in unconsolidated entities within other assets, net in our accompanying condensed consolidated balance sheet as of December 31, 2022. In connection with the acquisition of the remaining interest in MCP, we now own a 100% controlling interest in MCP. As a result, we re-measured the fair value of our

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
previously held equity interest in MCP and recognized a gain on re-measurement of $726,000 in our accompanying condensed consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2023.
Based on quantitative and qualitative considerations, such business combinations were not material to us individually or in the aggregate and therefore, pro forma financial information is not provided. The fair values of the assets acquired and liabilities assumed were preliminary estimates at acquisition. Any necessary adjustments are finalized within one year from the date of acquisition.
The table below summarizes the acquisition date fair values of the assets acquired and liabilities assumed of our business combinations during the six months ended June 30, 2024 and 2023 (in thousands):

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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of June 30, 2024 and December 31, 2023, the carrying amount of the debt security investment was $89,058,000 and $86,935,000, respectively, net of unamortized closing costs of $333,000 and $489,000, respectively. Accretion on the debt security for the three months ended June 30, 2024 and 2023 was $1,154,000 and $1,046,000, respectively, and for the six months ended June 30, 2024 and 2023 was $2,279,000 and $2,066,000, respectively, which is recorded as an increase to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Amortization expense of closing costs for the three months ended June 30, 2024 and 2023 was $80,000 and $68,000, respectively, and for the six months ended June 30, 2024 and 2023 was $156,000 and $133,000, respectively, which is recorded as a decrease to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss). We evaluated credit quality indicators such as the agency ratings and the underlying collateral of such investment in order to determine expected future credit loss. No credit loss was recorded for the three and six months ended June 30, 2024 and 2023.
5. Identified Intangible Assets and Liabilities
Identified intangible assets, net and identified intangible liabilities, net consisted of the following as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024	December 31, 2023
Amortized intangible assets:
In-place leases, net of accumulated amortization of $42,814 and $35,437 as of June 30, 2024 and December 31, 2023, respectively (with a weighted average remaining life of 6.5 years and 7.7 years as of June 30, 2024 and December 31, 2023, respectively)	$44,702	$42,615
Above-market leases, net of accumulated amortization of $8,148 and $7,079 as of June 30, 2024 and December 31, 2023, respectively (with a weighted average remaining life of 7.2 years and 7.5 years as of June 30, 2024 and December 31, 2023, respectively)	14,497	15,905
Customer relationships, net of accumulated amortization of $934 as of December 31, 2023 (with a weighted average remaining life of 12.7 years as of December 31, 2023)	—	1,906
Unamortized intangible assets:
Certificates of need	99,992	99,777
Trade names	20,267	20,267
Total identified intangible assets, net	$179,458	$180,470

Amortized intangible liabilities:
Below-market leases, net of accumulated amortization of $3,109 and $2,831 as of June 30, 2024 and December 31, 2023, respectively (with a weighted average remaining life of 6.9 years and 7.2 years as of June 30, 2024 and December 31, 2023, respectively)	$5,533	$6,095
Total identified intangible liabilities, net	$5,533	$6,095
Amortization expense on identified intangible assets for the three months ended June 30, 2024 and 2023 was $8,428,000 and $7,711,000, respectively, which included $691,000 and $859,000, respectively, of amortization recorded as a decrease to real estate revenue for above-market leases in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Amortization expense on identified intangible assets for the six months ended June 30, 2024 and 2023 was $14,141,000 and $24,782,000, respectively, which included $1,407,000 and $9,942,000, respectively, of amortization recorded as a decrease to real estate revenue for above-market leases in our accompanying condensed consolidated statements of operations and comprehensive income (loss). In June 2024, we closed a pharmacy facility within our integrated senior health campuses segment, which resulted in the write-off of the remaining customer relationship intangible asset of $1,831,000 related to such facility. In March 2023, we transitioned our SNFs within Central Wisconsin Senior Care Portfolio from triple-net leased properties to a RIDEA structure, which resulted in a full amortization of $8,073,000 of above-market leases and $885,000 of in-place leases.
Amortization expense on below-market leases for the three months ended June 30, 2024 and 2023 was $272,000 and $404,000, respectively, and for the six months ended June 30, 2024 and 2023 was $562,000 and $812,000, respectively, which is recorded as an increase to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss).

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The aggregate weighted average remaining life of the identified intangible assets was 6.7 years and 7.8 years as of June 30, 2024 and December 31, 2023, respectively. The aggregate weighted average remaining life of the identified intangible liabilities was 6.9 years and 7.2 years as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, estimated amortization expense on the identified intangible assets and liabilities for the remaining six months ending December 31, 2024 and for each of the next four years ending December 31, and thereafter was as follows (in thousands):

	Amortization Expense
Year	Intangible Assets	Intangible Liabilities
2024	$11,436	$(510)
2025	9,373	(956)
2026	7,578	(840)
2027	7,054	(825)
2028	6,001	(709)
Thereafter	17,757	(1,693)
Total	$59,199	$(5,533)
6. Other Assets, Net
Other assets, net consisted of the following as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024	December 31, 2023
Deferred rent receivables	$49,280	$47,540
Prepaid expenses, deposits, other assets and deferred tax assets, net	37,059	33,204
Inventory — finished goods	20,036	19,472
Investments in unconsolidated entities	18,377	20,611
Lease commissions, net of accumulated amortization of $7,791 and $7,231 as of June 30, 2024 and December 31, 2023, respectively	17,519	17,565
Derivative financial instruments	5,879	1,463
Deferred financing costs, net of accumulated amortization of $7,783 and $8,494 as of June 30, 2024 and December 31, 2023, respectively	5,201	3,830
Lease inducement, net of accumulated amortization of $2,719 and $2,544 as of June 30, 2024 and December 31, 2023, respectively (with a weighted average remaining life of 6.4 years and 6.9 years as of June 30, 2024 and December 31, 2023, respectively)	2,281	2,456
Total	$155,632	$146,141
Deferred financing costs included in other assets, net were related to the Trilogy Credit Facility, as defined in Note 8, as well as the senior unsecured revolving credit facility portions of the 2022 Credit Facility and 2024 Credit Facility. In February 2024, in connection with the replacement of the 2022 Credit Facility with the 2024 Credit Facility, we incurred an aggregate loss of $565,000 on the extinguishment of part of the senior unsecured revolving credit facility, which formed part of the 2022 Credit Facility. Such loss on extinguishment of debt is recorded as an increase to interest expense in our accompanying condensed consolidated statements of operations and comprehensive income (loss), and was due to the partial write-off of unamortized deferred financing costs related to the senior unsecured revolving credit facility portion of the 2022 Credit Facility. See Note 8, Lines of Credit and Term Loan, for further discussion of our lines of credit. Amortization expense on lease inducement as of both the three and six months ended June 30, 2024 and 2023 was $88,000 and $176,000, respectively, which is recorded as a decrease to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss).

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
7. Mortgage Loans Payable, Net
Mortgage loans payable, net consisted of the following as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024	December 31, 2023
Total fixed-rate debt (90 loans and 76 loans as of June 30, 2024 and December 31, 2023, respectively)	$1,078,121	$990,325
Total variable-rate debt (5 loans and 13 loans as of June 30, 2024 and December 31, 2023, respectively)	175,298	335,988
Total fixed- and variable-rate debt	1,253,419	1,326,313
Less: deferred financing costs, net	(10,403)	(9,713)
Add: premium	135	167
Less: discount	(14,554)	(14,371)
Mortgage loans payable, net	$1,228,597	$1,302,396
Based on interest rates in effect as of June 30, 2024 and December 31, 2023, effective interest rates on mortgage loans payable ranged from 2.21% to 8.19% per annum and 2.21% to 8.46% per annum, respectively, with a weighted average effective interest rate of 4.28% and 4.72%, respectively. We are required by the terms of certain loan documents to meet certain reporting requirements and covenants, such as net worth ratios, fixed charge coverage ratios and leverage ratios.
The following table reflects the changes in the carrying amount of mortgage loans payable, net for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Beginning balance	$1,302,396	$1,229,847
Additions:
Borrowings under mortgage loans payable	27,204	61,077
Assumption of mortgage loans payable due to acquisition of real estate investments, net	91,472	—
Amortization of deferred financing costs	1,566	1,136
Amortization of discount/premium on mortgage loans payable, net	2,776	632
Deductions:
Scheduled principal payments on mortgage loans payable	(10,115)	(55,127)
Early payoff of mortgage loans payable	(184,445)	—
Deferred financing costs	(2,257)	—
Ending balance	$1,228,597	$1,237,565
In February 2024, we incurred an aggregate loss on the early extinguishment of mortgage loans payable of $715,000, which is recorded as an increase to interest expense in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Such aggregate loss was primarily related to the payoff of approximately $176,145,000 of mortgage loans payable using the net proceeds from the 2024 Offering. For the three and six months ended June 30, 2023, we did not incur any gain or loss on the extinguishment of mortgage loans payable.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of June 30, 2024, the principal payments due on our mortgage loans payable for the remaining six months ending December 31, 2024 and for each of the next four years ending December 31, and thereafter were as follows (in thousands):

Year	Amount
2024	$38,094
2025	302,829
2026	158,331
2027	55,450
2028	108,169
Thereafter	590,546
Total	$1,253,419
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
As of June 30, 2024, our aggregate borrowing capacity under the 2024 Credit Facility was $1,150,000,000, excluding the $25,000,000 standby letters of credit described above. As of June 30, 2024, borrowings outstanding under the 2024 Credit Facility totaled $668,000,000 ($667,373,000, net of deferred financing costs related to the senior unsecured term loan facility portion of the 2024 Credit Facility), and the weighted average interest rate on such borrowings outstanding was 6.67% per annum.
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
As of both June 30, 2024 and December 31, 2023, our aggregate borrowing capacity under the Trilogy Credit Facility was $400,000,000. As of June 30, 2024 and December 31, 2023, borrowings outstanding under the Trilogy Credit Facility totaled $116,500,000 and $309,823,000, respectively, and the weighted average interest rate on such borrowings outstanding was 8.18% and 8.20% per annum, respectively.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
9. Derivative Financial Instruments
We use derivative financial instruments to manage interest rate risk associated with variable-rate debt. We recorded such derivative financial instruments in our accompanying condensed consolidated balance sheets as either an asset or a liability, as applicable, measured at fair value. The following table lists the derivative financial instruments held by us as of June 30, 2024 and December 31, 2023, which were included in other assets and other liabilities in our accompanying condensed consolidated balance sheets (dollars in thousands):

						Fair Value
Instrument	Notional Amount	Index	Interest Rate	Effective Date	Maturity Date	June 30, 2024	December 31, 2023
Swap	$275,000	One Month Term SOFR	3.74%	02/01/23	01/19/26	$3,835	$1,463
Swap	275,000	One Month Term SOFR	4.41%	08/08/23	01/19/26	1,035	(2,178)
Swap	200,000	One Month Term SOFR	4.40%	01/05/24	06/05/25	1,009	(211)
	$750,000					$5,879	$(926)
As of both June 30, 2024 and December 31, 2023, none of our derivative financial instruments were designated as hedges. Derivative financial instruments not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements. For the three months ended June 30, 2024 and 2023, we recorded a net gain in the fair value of derivative financial instruments of $388,000 and $4,993,000, respectively, and for the six months ended June 30, 2024 and 2023, we recorded a net gain in the fair value of derivative financial instruments of $6,805,000 and $4,798,000, respectively, as a decrease to total interest expense in our accompanying condensed consolidated statements of operations and comprehensive income (loss) related to the change in the fair value of our derivative financial instruments.
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
11. Redeemable Noncontrolling Interests
As of June 30, 2024 and December 31, 2023, we, through our direct and indirect subsidiaries, owned a 97.4% and 95.0%, respectively, general partnership interest in our operating partnership, and the remaining 2.6% and 5.0%, respectively, limited partnership interest in our operating partnership was owned by the Limited Partners. Some of the limited partnership units outstanding, which accounted for approximately 1.0% of our total operating partnership units outstanding as of December 31, 2023, had redemption features outside of our control and were accounted for as redeemable noncontrolling interests presented outside of permanent equity in our accompanying condensed consolidated balance sheet. As a result of the closing of

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
the 2024 Offering and listing of our Common Stock on the NYSE, such redemption features are no longer outside of our control, and the carrying amount of such interests is now presented within noncontrolling interests in total equity in our accompanying condensed consolidated balance sheet as of June 30, 2024. Further, additional paid-in capital was adjusted to reflect such change in presentation of the Limited Partners interests. See Note 12, Equity — Noncontrolling Interests in Total Equity, for a further discussion.
As of June 30, 2024 and December 31, 2023, we, through Trilogy REIT Holdings LLC, or Trilogy REIT Holdings, in which we indirectly hold a 76.0% ownership interest, owned 100% and approximately 97.5%, respectively, of the outstanding equity interests of Trilogy. As of June 30, 2024 and December 31, 2023, certain members of Trilogy’s management and certain members of an advisory committee to Trilogy’s board of directors owned 0% and approximately 2.5%, respectively, of the outstanding equity interests of Trilogy. We accounted for such equity interests as redeemable noncontrolling interests or other liabilities in our accompanying condensed consolidated balance sheets in accordance with FASB, Accounting Standards Codification, or ASC, Topic 480-10-S99-3A, given certain features associated with such equity interests. In January 2024, we redeemed equity interests in Trilogy that were accounted for as other liabilities and owned by a member of Trilogy’s advisory committee for $25,312,000 in cash. In April 2024, we redeemed all the remaining equity interests in Trilogy owned by members of Trilogy management and certain members of Trilogy’s advisory committee, including the redemption of Trilogy Profit Interests, as defined and described at Note 12, Equity — Noncontrolling Interests in Total Equity — Other Noncontrolling Interests, for an aggregate $10,771,000 in cash. For the three and six months ended June 30, 2023, we redeemed a portion of the equity interests owned by certain members of Trilogy’s management for an aggregate of $84,000 and $15,954,000, respectively.
As of June 30, 2024 and December 31, 2023, we own, through our operating partnership, approximately 98.0% of the joint ventures with an affiliate of Meridian Senior Living, LLC, or Meridian, that own Pinnacle Beaumont ALF and Pinnacle Warrenton ALF. The noncontrolling interests held by Meridian have redemption features outside of our control and are accounted for as redeemable noncontrolling interests in our accompanying condensed consolidated balance sheets.
We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Beginning balance	$33,843	$81,598
Reclassification from equity	21	41
Reclassification to equity	(15,303)	—
Distributions	(3)	(904)
Redemption of redeemable noncontrolling interests	(10,771)	(15,954)
Adjustment to redemption value	(7,535)	(4,422)
Net loss attributable to redeemable noncontrolling interests	(32)	(486)
Ending balance	$220	$59,873
12. Equity
Preferred Stock
Pursuant to our charter, we are authorized to issue 200,000,000 shares of our preferred stock, $0.01 par value per share. As of both June 30, 2024 and December 31, 2023, no shares of preferred stock were issued and outstanding.
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
On February 9, 2024, we closed the 2024 Offering and issued 64,400,000 shares of Common Stock, $0.01 par value per share, for a total of $772,800,000 in gross offering proceeds, including the exercise in full of the underwriters’ overallotment option to purchase up to an additional 8,400,000 shares of Common Stock. In conjunction with the 2024 Offering, such shares of Common Stock were listed on the NYSE and began trading on February 7, 2024. We received $724,625,000 in net proceeds, after deducting the underwriting discount, which was primarily used to repay $176,145,000 of mortgage loans payable and $545,010,000 on our lines of credit in February 2024. The underwriting discount and other costs related to the 2024 Offering were offset against gross proceeds received and included as a component of additional paid-in capital in our accompanying condensed consolidated balance sheet as of June 30, 2024.
Our Class T common stock and Class I common stock were identical to our Common Stock, except that such shares were not listed on the NYSE or any other national securities exchange. On August 5, 2024, 180 days after the listing of our Common Stock shares on the NYSE, each share of our Class T common stock and Class I common stock automatically, and without any stockholder action, converted into one share of our listed Common Stock.
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
We did not repurchase any shares of our common stock pursuant to our share repurchase plan for the three and six months ended June 30, 2024 and for the three months ended June 30, 2023. For the six months ended June 30, 2023, we repurchased 1,681 shares of common stock for an aggregate of $62,000 at a repurchase price of $37.16 per share, pursuant to our share repurchase plan. Such repurchase requests were submitted prior to the suspension of our share repurchase plan.
Noncontrolling Interests in Total Equity
Membership Interest in Trilogy REIT Holdings
As of June 30, 2024 and December 31, 2023, Trilogy REIT Holdings owned 100% and approximately 97.5%, respectively, of Trilogy. We are the indirect owner of a 76.0% interest in Trilogy REIT Holdings pursuant to an amended joint venture agreement with an indirect, wholly-owned subsidiary of NorthStar Healthcare Income, Inc., or NHI. We serve as the managing member of Trilogy REIT Holdings. As of both June 30, 2024 and December 31, 2023, NHI indirectly owned a 24.0% membership interest in Trilogy REIT Holdings, and as such, for the three and six months ended June 30, 2024 and 2023, 24.0% of the net earnings of Trilogy REIT Holdings were allocated to noncontrolling interests.
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
The MIPA also allows us (at our election), instead of paying all cash, to consummate the purchase transaction by using a combination of cash and the issuance of new Series A Cumulative Convertible Preferred Stock, $0.01 par value per share, or our Convertible Preferred Stock, as purchase price consideration. We must pay at least a minimum amount of the purchase price in cash, in which case we would pay the remaining amount in shares of our Convertible Preferred Stock. The minimum cash

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
amount will be $24,700,000 if we consummate the purchase from April 1, 2024 to and including December 31, 2024, or $26,000,000 if we consummate the purchase on or after January 1, 2025. If issued, our Convertible Preferred Stock will be perpetual, will have a cumulative cash dividend with an initial annual rate of 4.75% (on the liquidation preference per share of $25.00 of our Convertible Preferred Stock) and will be redeemable by us at any time. The annual dividend rate will increase over time, and the redemption price will vary based on the date of redemption. In addition, holders of shares of our Convertible Preferred Stock will have the right, at any time on or after July 1, 2026 and from time to time, to convert some or all of such shares into shares of our common stock, subject to certain customary exceptions. As of June 30, 2024, we did not exercise the purchase option pursuant to the MIPA.
Other Noncontrolling Interests
In connection with our acquisition and operation of Trilogy, profit interest units in Trilogy, or the Profit Interests, were issued to Trilogy Management Services, LLC and independent directors of Trilogy, both unaffiliated third parties that manage or direct the day-to-day operations of Trilogy. The Profit Interests consisted of time-based or performance-based commitments. The time-based Profit Interests were measured at their grant date fair value and vested in increments of 20.0% on each anniversary of the respective grant date over a five-year period. We amortized the time-based Profit Interests on a straight-line basis over the vesting periods, which were recorded to general and administrative expenses in our accompanying condensed consolidated statements of operations and comprehensive income (loss). The performance-based Profit Interests were measured at their fair value on the adoption date of ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, using a modified retrospective approach, were subject to a performance commitment and would have vested upon liquidity events as defined in the Profit Interests agreements. The nonvested awards were presented as noncontrolling interests in total equity in our accompanying condensed consolidated balance sheets, and were re-classified to redeemable noncontrolling interests upon vesting as they had redemption features outside of our control, similar to the common stock units held by Trilogy’s management. See Note 11, Redeemable Noncontrolling Interests, for a further discussion.
In April 2024, we redeemed all the remaining Profit Interests for cash. See Note 11, Redeemable Noncontrolling Interests, for a further discussion of our redemption of the Profit Interests. For the three months ended June 30, 2024 and 2023, we recognized stock compensation expense related to the time-based Profit Interests of $0 and $20,000, respectively. For the six months ended June 30, 2024 and 2023, we recognized stock compensation expense related to the time-based Profit Interests of $21,000 and $41,000, respectively.
As of December 31, 2023, we owned an 86.0% interest in a consolidated limited liability company that owned Lakeview IN Medical Plaza. On February 6, 2024, we purchased the remaining 14.0% membership interest in the consolidated limited liability company that owned Lakeview IN Medical Plaza from an unaffiliated third party for a contract purchase price of $441,000. In connection with such purchase and as of such date, we own a 100% interest in such limited liability company. As such, from January 1, 2024 through February 5, 2024, and for both the three and six months ended June 30, 2023, 14.0% of the net earnings of Lakeview IN Medical Plaza were allocated to noncontrolling interests in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
As discussed in Note 1, Organization and Description of Business, as of June 30, 2024 and December 31, 2023, we, through our direct and indirect subsidiaries, owned a 97.4% and 95.0%, respectively, general partnership interest in our operating partnership and the remaining 2.6% and 5.0%, respectively, limited OP units in our operating partnership were owned by the Limited Partners. Some of the limited partnership units outstanding, which accounted for approximately 1.0% of our total operating partnership units outstanding as of December 31, 2023, had redemption features outside of our control and were accounted for as redeemable noncontrolling interests presented outside of permanent equity in our accompanying condensed consolidated balance sheets. As a result of the closing of the 2024 Offering and listing of our Common Stock on the NYSE, such redemption features are no longer outside of our control and we reclassed the remaining carrying amount of such redeemable noncontrolling interests as of such date to noncontrolling interests in total equity. Therefore, as of June 30, 2024, 2.6% of our total operating partnership units outstanding is presented as noncontrolling interests in total equity in our accompanying condensed consolidated balance sheet. See Note 11, Redeemable Noncontrolling Interests, for a further discussion.

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
Restricted common stock
Pursuant to the AHR Incentive Plan, through June 30, 2024, we granted an aggregate of 1,287,681 shares of our restricted common stock, or RSAs, as defined in the AHR Incentive Plan, which included restricted Common Stock, restricted Class T common stock and restricted Class I common stock. RSAs were granted to our independent directors in connection with their initial election or re-election to our board or in consideration of their past services rendered, as well as to certain executive officers and key employees. The number of RSAs granted through June 30, 2024 above includes an aggregate of 972,222 RSAs we granted in February 2024 to independent directors, executive officers and certain employees upon completion of the 2024 Offering. RSAs generally have a vesting period of up to four years and are subject to continuous service through the vesting dates.
Restricted stock units
Pursuant to the AHR Incentive Plan, through June 30, 2024, we granted to our executive officers an aggregate 320,780 of performance-based restricted stock units, or PBUs, representing the right to receive shares of our common stock upon vesting. We also granted to our executive officers and certain employees 408,033 time-based restricted stock units, or TBUs, representing the right to receive shares of our common stock upon vesting. PBUs and TBUs are collectively referred to as RSUs. RSUs granted to executive officers and employees generally have a vesting period of up to three years and are subject to continuous service through the vesting dates and any performance conditions, as applicable.
A summary of the status of our nonvested RSAs and RSUs as of June 30, 2024 and December 31, 2023, and the changes for the six months ended June 30, 2024 is presented below:

	Number of Nonvested RSAs	Weighted Average Grant Date Fair Value - RSAs	Number of Nonvested RSUs		Weighted Average Grant Date Fair Value - RSUs
Balance — December 31, 2023	147,044	$35.99	228,081		$32.43
Granted	972,222	$13.12	477,008		$14.57
Vested	(25,626)	$31.74	(54,010)	(1)	$31.98
Forfeited	—	$—	(725)		$37.16
Balance — June 30, 2024	1,093,640	$15.76	650,354		$19.36
___________
(1)Amount includes 4,959 shares of common stock that were withheld from issuance to satisfy employee minimum tax withholding requirements associated with the vesting of RSUs during the six months ended June 30, 2024.
For the three months ended June 30, 2024 and 2023, we recognized stock compensation expense related to awards granted pursuant to the AHR Incentive Plan of $2,765,000 and $1,564,000, respectively. For the six months ended June 30, 2024 and 2023, we recognized stock compensation expense related to awards granted pursuant to the AHR Incentive Plan of $4,679,000 and $2,615,000, respectively. Such expense was based on the grant date fair value for time-based awards and for performance-based awards that are probable of vesting, which fair value calculation used the most recently published estimated per share net asset value for awards granted prior to the 2024 Offering, and the closing market price of our listed Common Stock commencing with awards granted effective as of the 2024 Offering date. Stock compensation expense is included in general and administrative expenses in our accompanying condensed consolidated statements of operations and comprehensive income (loss).

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
13. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2024, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—	$5,879	$—	$5,879
Total assets at fair value	$—	$5,879	$—	$5,879
The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2023, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instrument	$—	$1,463	$—	$1,463
Total assets at fair value	$—	$1,463	$—	$1,463
Liabilities:
Derivative financial instruments	$—	$(2,389)	$—	$(2,389)
Total liabilities at fair value	$—	$(2,389)	$—	$(2,389)
There were no transfers into and out of fair value measurement levels during the six months ended June 30, 2024 and 2023.
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
Although we determined that the majority of the inputs used to value our derivative financial instruments fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this instrument utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of June 30, 2024, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

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
The fair value of our debt security investment is estimated using a discounted cash flow analysis using interest rates available to us for investments with similar terms and maturities. The fair values of our mortgage loans payable and our lines of credit and term loan are estimated using discounted cash flow analyses using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that the valuations of our debt security investment, mortgage loans payable and lines of credit and term loan are classified in Level 2 within the fair value hierarchy. The carrying amounts and estimated fair values of such financial instruments as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Financial Assets:
Debt security investment	$89,058	$93,185	$86,935	$93,304
Financial Liabilities:
Mortgage loans payable	$1,228,597	$1,106,268	$1,302,396	$1,185,260
Lines of credit and term loan	$778,672	$784,480	$1,220,137	$1,225,890
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
We recognize the effects of an uncertain tax position on the financial statements, when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of both June 30, 2024 and December 31, 2023, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of both June 30, 2024 and December 31, 2023, our valuation allowance fully reserves the net deferred tax assets due to historical losses and inherent uncertainty of future income. We will continue to monitor industry and economic conditions and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.
15. Leases
Lessor
We have operating leases with tenants that expire at various dates through 2050. For the three months ended June 30, 2024 and 2023, we recognized $45,207,000 and $49,216,000, respectively, of revenues related to operating lease payments, of which $9,143,000 and $9,711,000, respectively, was for variable lease payments. For the six months ended June 30, 2024 and 2023, we recognized $91,213,000 and $91,519,000, respectively, of revenues related to operating lease payments, of which $18,800,000 and $19,750,000, respectively, was for variable lease payments. As of June 30, 2024, the following table sets forth the undiscounted cash flows for future minimum base rents due under operating leases for the remaining six months ending December 31, 2024 and for each of the next four years ending December 31 and thereafter for properties that we wholly own (in thousands):

Year	Amount
2024	$68,919
2025	130,907
2026	121,639
2027	115,551
2028	103,935
Thereafter	494,331
Total	$1,035,282
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The components of lease costs were as follows (in thousands):

		Three Months Ended June 30,
Lease Cost	Classification	2024	2023
Operating lease cost(1)	Property operating expenses, rental expenses or general and administrative expenses	$9,376	$11,473
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	555	297
Interest on lease liabilities	Interest expense	151	66
Sublease income	Resident fees and services revenue or other income	(148)	(172)
Total lease cost		$9,934	$11,664

		Six Months Ended June 30,
Lease Cost	Classification	2024	2023
Operating lease cost(1)	Property operating expenses, rental expenses or general and administrative expenses	$20,152	$23,396
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	1,116	600
Interest on lease liabilities	Interest expense	308	157
Sublease income	Resident fees and services revenue or other income	(293)	(328)
Total lease cost		$21,283	$23,825
___________
(1)Includes short-term leases and variable lease costs, which are immaterial.
Additional information related to our leases for the periods presented below was as follows (dollars in thousands):

Lease Term and Discount Rate	June 30, 2024	December 31, 2023
Weighted average remaining lease term (in years):
Operating leases	12.2	12.2
Finance leases	0.9	1.5
Weighted average discount rate:
Operating leases	5.84%	5.76%
Finance leases	7.77%	7.78%

	Six Months Ended June 30,
Supplemental Disclosure of Cash Flows Information	2024	2023
Operating cash outflows related to finance leases	$308	$157
Financing cash outflows related to finance leases	$21	$38
Right-of-use assets obtained in exchange for operating lease liabilities	$3,400	$1,155

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Operating Leases
As of June 30, 2024, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the remaining six months ending December 31, 2024 and for each of the next four years ending December 31 and thereafter, as well as the reconciliation of those cash flows to operating lease liabilities on our accompanying condensed consolidated balance sheet (in thousands):

Year	Amount
2024	$15,873
2025	30,900
2026	30,811
2027	31,784
2028	31,750
Thereafter	136,395
Total undiscounted operating lease payments	277,513
Less: interest	98,926
Present value of operating lease liabilities	$178,587
Finance Leases
As of June 30, 2024, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the remaining six months ending December 31, 2024 and for each of the next four years ending December 31 and thereafter, as well as a reconciliation of those cash flows to finance lease liabilities (in thousands):

Year	Amount
2024	$52
2025	31
2026	—
2027	—
2028	—
Thereafter	—
Total undiscounted finance lease payments	83
Less: interest	3
Present value of finance lease liabilities	$80
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
While we believe that net income or loss, as defined by GAAP, is the most appropriate earnings measurement, our chief operating decision maker evaluates performance of our combined properties in each reportable business segment and determines how to allocate resources to those segments, primarily based on net operating income, or NOI, for each segment. We define segment NOI as total revenues and grant income, less property operating expenses and rental expenses, which excludes depreciation and amortization, general and administrative expenses, business acquisition expenses, interest expense, gain or loss on dispositions of real estate investments, impairment of real estate investments, impairment of intangible assets and goodwill, income or loss from unconsolidated entities, gain on re-measurement of previously held equity interest, foreign currency gain or loss, other income or expense and income tax benefit or expense for each segment. We believe that segment NOI serves as an appropriate supplemental performance measure to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis.
Interest expense, depreciation and amortization and other expenses not attributable to individual properties are not allocated to individual segments for purposes of assessing segment performance. Non-segment assets primarily consist of corporate assets, including cash and cash equivalents, other receivables, deferred financing costs and other assets not attributable to individual properties.
Summary information for the reportable segments during the three and six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Integrated Senior Health Campuses	SHOP	OM	Triple-Net Leased Properties	Three Months Ended June 30, 2024
Revenues:
Resident fees and services	$393,774	$64,239	$—	$—	$458,013
Real estate revenue	—	—	33,682	12,886	46,568
Total revenues	393,774	64,239	33,682	12,886	504,581
Expenses:
Property operating expenses	348,466	54,098	—	—	402,564
Rental expenses	—	—	12,671	652	13,323
Segment net operating income	$45,308	$10,141	$21,011	$12,234	$88,694
Expenses:
General and administrative					$11,746
Business acquisition expenses					15
Depreciation and amortization					45,264
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)					(30,596)
Gain in fair value of derivative financial instruments					388
Loss on dispositions of real estate investments, net					(2)
Loss from unconsolidated entities					(1,035)
Foreign currency gain					82
Other income, net					3,106
Total net other expense					(28,057)
Income before income taxes					3,612
Income tax expense					(686)
Net income					$2,926

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Integrated Senior Health Campuses	SHOP	OM	Triple-Net Leased Properties	Three Months Ended June 30, 2023
Revenues and grant income:
Resident fees and services	$362,856	$47,766	$—	$—	$410,622
Real estate revenue	—	—	36,640	13,928	50,568
Grant income	6,381	—	—	—	6,381
Total revenues and grant income	369,237	47,766	36,640	13,928	467,571
Expenses:
Property operating expenses	328,696	43,853	—	—	372,549
Rental expenses	—	—	13,927	726	14,653
Segment net operating income	$40,541	$3,913	$22,713	$13,202	$80,369
Expenses:
General and administrative					$11,774
Business acquisition expenses					888
Depreciation and amortization					44,701
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)					(40,990)
Gain in fair value of derivative financial instruments					4,993
Loss on dispositions of real estate investments, net					(2,072)
Loss from unconsolidated entities					(113)
Foreign currency gain					1,068
Other income					2,589
Total net other expense					(34,525)
Loss before income taxes					(11,519)
Income tax expense					(348)
Net loss					$(11,867)

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Integrated Senior Health Campuses	SHOP	OM	Triple-Net Leased Properties	Six Months Ended June 30, 2024
Revenues:
Resident fees and services	$786,896	$123,235	$—	$—	$910,131
Real estate revenue	—	—	67,749	26,234	93,983
Total revenues	786,896	123,235	67,749	26,234	1,004,114
Expenses:
Property operating expenses	699,608	106,585	—	—	806,193
Rental expenses	—	—	25,760	1,290	27,050
Segment net operating income	$87,288	$16,650	$41,989	$24,944	$170,871
Expenses:
General and administrative					$23,574
Business acquisition expenses					2,797
Depreciation and amortization					88,031
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishments)					(67,034)
Gain in fair value of derivative financial instruments					6,805
Gain on dispositions of real estate investments, net					2,261
Loss from unconsolidated entities					(2,240)
Foreign currency loss					(344)
Other income, net					4,969
Total net other expense					(55,583)
Income before income taxes					886
Income tax expense					(964)
Net loss					$(78)

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Integrated Senior Health Campuses	SHOP	OM	Triple-Net Leased Properties	Six Months Ended June 30, 2023
Revenues and grant income:
Resident fees and services	$724,626	$94,626	$—	$—	$819,252
Real estate revenue	—	—	74,123	20,041	94,164
Grant income	6,381	—	—	—	6,381
Total revenues and grant income	731,007	94,626	74,123	20,041	919,797
Expenses:
Property operating expenses	657,057	85,638	—	—	742,695
Rental expenses	—	—	28,335	1,513	29,848
Segment net operating income	$73,950	$8,988	$45,788	$18,528	$147,254
Expenses:
General and administrative					$24,827
Business acquisition expenses					1,220
Depreciation and amortization					89,371
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs and debt discount/premium)					(80,001)
Gain in fair value of derivative financial instruments					4,798
Loss on dispositions of real estate investments, net					(2,204)
Loss from unconsolidated entities					(419)
Gain on re-measurement of previously held equity interest					726
Foreign currency gain					2,076
Other income					4,197
Total net other expense					(70,827)
Loss before income taxes					(38,991)
Income tax expense					(491)
Net loss					$(39,482)
Total assets by reportable segment as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024	December 31, 2023
Integrated senior health campuses	$2,210,473	$2,197,762
OM	1,204,115	1,232,310
SHOP	707,845	630,373
Triple-net leased properties	496,414	502,836
Other	25,768	14,652
Total assets	$4,644,615	$4,577,933

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of both June 30, 2024 and December 31, 2023, goodwill of $168,177,000, $47,812,000 and $18,953,000 was allocated to our integrated senior health campuses, OM and triple-net leased properties segments, respectively.
Our portfolio of properties and other investments are located in the United States, the UK and Isle of Man. Revenues and grant income and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for our operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues and grant income:
United States	$503,038	$466,397	$1,000,684	$917,489
International	1,543	1,174	3,430	2,308
	$504,581	$467,571	$1,004,114	$919,797
The following is a summary of real estate investments, net by geographic regions as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Real estate investments, net:
United States	$3,467,062	$3,382,115
International	42,464	43,323
	$3,509,526	$3,425,438
17. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily our debt security investment, cash and cash equivalents, restricted cash and accounts and other receivables. We are exposed to credit risk with respect to our debt security investment, but we believe collection of the outstanding amount is probable. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants and residents is limited. We perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases as of June 30, 2024, properties in two states in the United States accounted for 10.0% or more of our total consolidated property portfolio’s annualized base rent or annualized NOI, which is based on contractual base rent from leases in effect for our non-RIDEA properties and annualized NOI for our SHOP and integrated senior health campuses as of June 30, 2024. Properties located in Indiana and Ohio accounted for 39.2% and 14.7%, respectively, of our total consolidated property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
Based on leases in effect as of June 30, 2024, our integrated senior health campuses, OM, triple-net leased properties and SHOP segments accounted for 52.8%, 26.5%, 10.7% and 10.0%, respectively, of our total consolidated property portfolio’s annualized base rent or annualized NOI. As of June 30, 2024, none of our tenants at our properties accounted for 10.0% or more of our total consolidated property portfolio’s annualized base rent or annualized NOI.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
18. Per Share Data
The following table presents the amounts used in computing our basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to controlling interest — basic	$1,979	$(12,183)	$(1,913)	$(38,055)
Adjustment for net income (loss) attributable to nonvested restricted stock awards	(1)	—	—	—
Net income (loss) attributable to controlling interest — diluted	$1,978	$(12,183)	$(1,913)	$(38,055)

Denominator:
Denominator for basic earnings per share — weighted average shares	130,532,144	66,033,345	117,413,643	66,029,779
Effect of dilutive securities: nonvested restricted stock awards	157,745	—	—	—
Denominator for diluted earnings per share — adjusted weighted average shares	130,689,889	66,033,345	117,413,643	66,029,779

Basic earnings per share attributable to controlling interest	$0.01	$(0.19)	$(0.02)	$(0.58)
Diluted earnings per share attributable to controlling interest	$0.01	$(0.19)	$(0.02)	$(0.58)
Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all dilutive securities, if any. TBUs, nonvested shares of our RSAs and limited partnership units of our operating partnership are participating securities and give rise to potentially dilutive shares of our common stock.
For the three and six months ended June 30, 2024 and 2023, 3,501,976 limited partnership units of our operating partnership outstanding were excluded from the computation of diluted earnings (loss) per share because such units were anti-dilutive during these periods. During the three months ended June 30, 2024, 121,418 nonvested RSAs and 341,098 nonvested TBUs outstanding were excluded from the computation of diluted earnings (loss) per share because such restricted stock awards were anti-dilutive during the period. During the six months ended June 30, 2024, and the three and six months ended June 30, 2023, all nonvested RSAs and TBUs outstanding were excluded from the computation of diluted earnings (loss) per share because such restricted stock awards were anti-dilutive during these periods.
As of June 30, 2024 and December 31, 2023, there were 309,256 and 70,751, respectively, nonvested PBUs outstanding, which were treated as contingently issuable shares pursuant to ASC Topic 718, Compensation — Stock Compensation. Such contingently issuable shares were excluded from the computation of diluted earnings (loss) per share because they were antidilutive during the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to American Healthcare REIT, Inc. and its subsidiaries, including American Healthcare REIT Holdings, LP, except where otherwise noted.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to promote understanding of our results of operations and financial condition. Such discussion is provided as a supplement to, and should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2023 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or SEC, on March 22, 2024. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of June 30, 2024 and December 31, 2023, together with our results of operations for the three and six months ended June 30, 2024 and 2023 and cash flows for the six months ended June 30, 2024 and 2023. Our results of operations and financial condition, as reflected in the accompanying condensed consolidated financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors that could affect the ongoing viability of our tenants and residents. During the quarter ended December 31, 2023, we modified how we evaluate our business and make resource allocations, and therefore determined that we operate through four reportable business segments: integrated senior health campuses, outpatient medical, or OM, (which was formerly known as medical office buildings, or MOBs), triple-net leased properties and senior housing operating properties, or SHOP. All segment information included in this Quarterly Report on Form 10-Q has been recast for all periods presented to reflect four reportable business segments and the change in segment name from MOBs to OM. The segment name change from MOBs to OM did not result in any changes to the composition of such segment or information reviewed by management, and therefore, had no impact on the historical results of operations.
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

Any such forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate, and beliefs of, and assumptions made by, our management and involve uncertainties that could significantly affect our financial results. Such statements include, but are not limited to: (i) statements about our plans, strategies, initiatives and prospects, including any future capital-raising initiatives and planned or future acquisitions or dispositions of properties and other assets, including our option to purchase the minority membership interest in Trilogy REIT Holdings, LLC; and (ii) statements about our future results of operations, capital expenditures and liquidity. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs, and regulations or proposed regulations governing the operations and sales of health care properties; the availability of capital; our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due; our ability to maintain our qualification as a REIT for U.S. federal income tax purposes; changes in interest rates, including uncertainties about whether and when interest rates will continue to increase, and foreign currency risk; competition in the real estate industry; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the success of our investment strategy; cybersecurity incidents and information technology failures, including unauthorized access to our computer systems and/or our vendors’ computer systems and our third-party management companies’ computer systems and/or their vendors’ computer systems; our ability to retain our executive officers and key employees; unexpected labor costs and inflationary pressures; and those risks identified in Item 1A, Risk Factors in our 2023 Annual Report on Form 10-K, as filed with the SEC on March 22, 2024, this Quarterly Report on Form 10-Q, and any future filings we make with the SEC. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date on which such statements are made, and undue reliance should not be placed on such statements. We undertake no obligation to update any such statements that may become untrue because of subsequent events. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.
Overview and Background
American Healthcare REIT, Inc., a Maryland corporation, is a self-managed REIT that acquires, owns and operates a diversified portfolio of clinical healthcare real estate properties, focusing primarily on outpatient medical buildings, senior housing, skilled nursing facilities, or SNFs, and other healthcare-related facilities. We have built a fully-integrated management platform, with approximately 122 employees, that operates clinical healthcare properties throughout the United States, the United Kingdom and the Isle of Man. We also operate healthcare-related facilities utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code of 1986, as amended, or the Code, authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008). Our healthcare facilities operated under a RIDEA structure include our SHOP and our integrated senior health campuses. We have originated and acquired secured loans and may also originate and acquire other real estate-related investments on an infrequent and opportunistic basis. We generally seek investments that produce current income; however, we have selectively developed, and may continue to selectively develop, healthcare real estate properties. We have elected to be taxed as a REIT for U.S. federal income tax purposes. We believe that we have been organized and operated, and we intend to continue to operate, in conformity with the requirements for qualification and taxation as a REIT under the Code.
Operating Partnership
We conduct substantially all of our operations through our operating partnership, and we are the sole general partner of our operating partnership. As of June 30, 2024 and December 31, 2023, we owned approximately 97.4% and 95.0%, respectively, of the operating partnership units, or OP units, in our operating partnership, and the remaining 2.6% and 5.0%, respectively, limited OP units were owned by AHI Group Holdings, LLC, which is owned and controlled by Jeffrey T. Hanson, the non-executive Chairman of our board of directors, or our board, Danny Prosky, our Chief Executive Officer, President and director, and Mathieu B. Streiff, one of our directors; Platform Healthcare Investor TII, LLC; Flaherty Trust; and a wholly-owned subsidiary of Griffin Capital Company, LLC. See Note 11, Redeemable Noncontrolling Interests, and Note 12, Equity — Noncontrolling Interests in Total Equity, to our accompanying condensed consolidated financial statements for a further discussion of the ownership in our operating partnership.

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
Following the closing of the 2024 Offering, we are presenting Common Stock, Class T common stock and Class I common stock, or collectively, common stock, as separate classes within our condensed consolidated balance sheets and condensed consolidated statements of equity. Any references to “Common Stock” in this Quarterly Report on Form 10-Q refer to our NYSE-listed shares sold through the 2024 Offering, whereas Class T common stock and Class I common stock refer to classes of common stock that were not listed. This applies to all historical periods presented herein. On August 5, 2024, 180 days after the listing of our Common Stock shares on the NYSE, each share of our Class T common stock and Class I common stock automatically converted into one share of our listed Common Stock.
Our Real Estate Investments Portfolio
We currently operate through four reportable business segments: integrated senior health campuses, OM, SHOP and triple-net leased properties. As of June 30, 2024, we owned and/or operated 318 buildings and integrated senior health campuses, representing approximately 19,455,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $4,612,670,000. In addition, as of June 30, 2024, we also owned a real estate-related debt investment purchased for $60,429,000.
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
Inflation
During the six months ended June 30, 2024 and 2023, inflation has affected our operations. The annual rate of inflation in the United States was 3.0% in both June 2024 and June 2023, as measured by the Consumer Price Index. We believe inflation has impacted our operations such that we have experienced, and continue to experience, increases in the cost of labor, services, energy and supplies, and therefore continued inflationary pressures on our integrated senior health campuses and SHOP could continue to impact our profitability in future periods. To offset the impact of inflation on the cost of labor and services, we had our RIDEA managers bill higher than average annual rent and care fee increases for existing residents in 2023 and 2024, as compared to prior years, while adjusting market rates as frequently as needed based on competitor pricing and market conditions. We believe this practice will improve operating performance in our integrated senior health campuses and SHOP, as well as increase rent coverage and the stability of our real estate revenue in our triple-net leased properties over time.
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
Scheduled Lease Expirations
Excluding our SHOP and integrated senior health campuses, as of June 30, 2024, our properties were 91.3% leased, and, during the remainder of 2024, 4.2% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next twelve months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. As of June 30, 2024, our remaining weighted average lease term was 6.6 years, excluding our SHOP and integrated senior health campuses.
Our combined SHOP and integrated senior health campuses were 86.5% leased as of June 30, 2024. Substantially all of our leases with residents at such properties are for a term of one year or less.
Results of Operations
Comparison of Three and Six Months Ended June 30, 2024 and 2023
Our operating results are primarily comprised of income derived from our portfolio of properties and expenses in connection with the acquisition and operation of such properties. Our primary sources of revenue include rent generated by our leased, non-RIDEA properties and resident fees and services revenue from our RIDEA properties. Our primary expenses include property operating expenses and rental expenses. In general, we expect such revenues and expenses related to our portfolio of RIDEA properties to increase in the future due to an overall increase in occupancies, resident fees and pricing of care services provided.
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. As of June 30, 2024, we operated through four reportable business segments: integrated senior health campuses, OM, SHOP and triple-net leased properties.

The most significant drivers behind changes in our consolidated results of operations for the three and six months ended June 30, 2024 compared to the corresponding periods in 2023 were primarily due to: the increase in resident occupancies and billing rates, partially offset by the adverse effect of inflation, which resulted in increases in the cost of labor, services, energy and supplies; our acquisitions and dispositions of investments subsequent to June 30, 2023; and the transition of the operations of certain leased senior housing and skilled nursing facilities from triple-net leased properties to a RIDEA structure. Additional drivers behind the changes in our consolidated results of operations are discussed in more detail below. See Note 2, Summary of Significant Accounting Policies — Properties Held for Sale, and Note 3, Real Estate Investments, Net and Business Combinations, to our accompanying condensed consolidated financial statements for a further discussion of our acquisitions and dispositions during 2024. As of June 30, 2024 and 2023, we owned and/or operated the following types of properties (dollars in thousands):

	June 30,
	2024			2023
	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased % (1)	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased % (1)
Integrated senior health campuses	126	$2,012,932	87.0%	123	$1,910,251	83.9%
OM	86	1,239,845	88.5%	93	1,318,915	89.7%
SHOP	78	889,928	85.5%	47	745,567	78.6%
Triple-net leased properties	28	469,965	100%	37	542,565	100%
Total/weighted average(2)	318	$4,612,670	91.3%	300	$4,517,298	92.5%
___________
(1)Leased percentage includes all third-party leased space at our non-RIDEA properties (including master leases), except for our SHOP and integrated senior health campuses where leased percentage represents resident occupancy of the available units/beds therein.
(2)Weighted average leased percentage excludes our SHOP and integrated senior health campuses.
Revenues and Grant Income
Our primary sources of revenue include resident fees and services revenue generated by our RIDEA properties and rent from our leased, non-RIDEA properties. For the three and six months ended June 30, 2024 and 2023, resident fees and services revenue primarily consisted of rental fees related to resident leases, extended health care fees and other ancillary services, and real estate revenue primarily consisted of base rent and expense recoveries. The amount of revenues generated by our RIDEA properties depends principally on our ability to maintain resident occupancy rates. The amount of revenues generated by our non-RIDEA properties is dependent on our ability to maintain tenant occupancy rates of currently leased space and to lease available space at the then existing rental rates. We also received grant income during the three and six months ended June 30, 2023. Revenues and grant income by reportable segment consisted of the following for the periods then ended (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Resident Fees and Services Revenue
Integrated senior health campuses	$393,774	$362,856	$786,896	$724,626
SHOP	64,239	47,766	123,235	94,626
Total resident fees and services revenue	458,013	410,622	910,131	819,252
Real Estate Revenue
OM	33,682	36,640	67,749	74,123
Triple-net leased properties	12,886	13,928	26,234	20,041
Total real estate revenue	46,568	50,568	93,983	94,164
Grant Income
Integrated senior health campuses	—	6,381	—	6,381
Total grant income	—	6,381	—	6,381
Total revenues and grant income	$504,581	$467,571	$1,004,114	$919,797
Resident Fees and Services Revenue
For our integrated senior health campuses segment, we increased resident fees and services revenue by $30,918,000 and $62,270,000, respectively, for the three and six months ended June 30, 2024, as compared to the three and six months ended

June 30, 2023, primarily due to: (i) increased resident occupancy and higher resident fees as a result of an increase in billing rates and service levels; and (ii) an increase of $4,173,000 and $10,037,000, respectively, due to the expansion of our customer base, expansion of services offered and increases in billing rates for such services at ancillary business units within Trilogy Investors, LLC, or Trilogy.
For our SHOP segment, resident fees and services revenue increased $16,473,000 and $28,609,000, respectively, for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, primarily due to: (i) an increase of $11,758,000 and $19,525,000, respectively, due to the acquisition of 14 senior housing properties in February 2024; (ii) an increase of $4,178,000 and $8,339,000, respectively, due to the transitioning of leased senior housing facilities of the Michigan ALF Portfolio to a RIDEA structure in November 2023; and (iii) an increase of $1,139,000 and $3,752,000, respectively, due to transitioning the leased SNFs of the Central Wisconsin Senior Care Portfolio to a RIDEA structure in March 2023. The remaining increase in resident fees and services revenue for our SHOP segment was primarily attributable to increased resident occupancy and higher resident fees as a result of an increase in billing rates and service levels. Such increases were partially offset by a decrease of $5,160,000 and $11,696,000, respectively, for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, primarily due to real estate dispositions within our SHOP segment since June 30, 2023.
Real Estate Revenue
For the three months ended June 30, 2024, real estate revenue within our triple-net leased properties segment decreased $1,042,000, as compared to the three months ended June 30, 2023, primarily due to the transitioning of senior housing facilities of the Michigan ALF Portfolio to a RIDEA structure in November 2023. For the six months ended June 30, 2024, real estate revenue within our triple-net leased properties segment increased $6,193,000, as compared to the six months ended June 30, 2023, primarily due to transitioning the leased SNFs of the Central Wisconsin Senior Care Portfolio to a RIDEA structure in March 2023 that resulted in the full amortization of $8,073,000 of above-market leases recorded against real estate revenue in the prior year. Such increase for the six months ended June 30, 2024 was partially offset by $2,981,000 due to the transitioning of leased senior housing facilities of the Michigan ALF Portfolio to a RIDEA structure in November 2023.
Real estate revenue for our OM segment decreased $2,958,000 and $6,374,000, respectively, for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, primarily due to a decrease of $2,532,000 and $5,775,000, respectively, related to dispositions of OM buildings since June 30, 2023 and a slight decrease in occupancy.
Grant Income
For both the three and six months ended June 30, 2024, we did not recognize any grant income. For the three and six months ended June 30, 2023, we recognized $6,381,000 of grant income at our integrated senior health campuses related to government grants received through certain federal and state pandemic-related relief measures, such as reimbursement programs.
Property Operating Expenses and Rental Expenses
Integrated senior health campuses and SHOP typically have a higher percentage of direct operating expenses to revenue and grant income than OM buildings and triple-net leased properties due to the nature of RIDEA-type facilities where we conduct day-to-day operations. Property operating expenses and property operating expenses as a percentage of resident fees and services revenue and grant income, as well as rental expenses and rental expenses as a percentage of real estate revenue, by reportable segment consisted of the following for the periods then ended (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Property Operating Expenses
Integrated senior health campuses	$348,466	88.5%	$328,696	89.0%	$699,608	88.9%	$657,057	89.9%
SHOP	54,098	84.2%	43,853	91.8%	106,585	86.5%	85,638	90.5%
Total property operating expenses	$402,564	87.9%	$372,549	89.3%	$806,193	88.6%	$742,695	90.0%

Rental Expenses
OM	$12,671	37.6%	$13,927	38.0%	$25,760	38.0%	$28,335	38.2%
Triple-net leased properties	652	5.1%	726	5.2%	1,290	4.9%	1,513	7.5%
Total rental expenses	$13,323	28.6%	$14,653	29.0%	$27,050	28.8%	$29,848	31.7%

For the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, the increase in total property operating expenses for our integrated senior health campuses segment was predominately due to: (i) increased occupancy at the facilities within such segment; and (ii) an increase of $7,861,000 and $16,215,000, respectively, within Trilogy’s ancillary business unit due to higher labor costs associated with the expansion of services offered and inflation impacting labor costs and other operating expenses.
For the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, total property operating expenses for our SHOP segment increased primarily due to: (i) an increase of $10,521,000 and $16,922,000, respectively, due to the acquisition of 14 senior housing properties in February 2024; (ii) an increase of $5,780,000 and $11,578,000, respectively, due to the transitioning of senior housing facilities of the Michigan ALF Portfolio from triple-net leased properties to a RIDEA structure in November 2023; (iii) higher labor costs due to an increase in employee wages; and (iv) higher operating expenses as a result of increased occupancy. Additionally, $3,470,000 of the increase in total property operating expenses for our SHOP segment for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was due to transitioning SNFs of the Central Wisconsin Senior Care Portfolio from triple-net leased properties to a RIDEA structure in March 2023. Such increases in total property operating expenses for our SHOP segment were partially offset by a decrease of $5,607,000 and $12,324,000, respectively, in total property operating expenses for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, due to real estate dispositions within our SHOP segment since June 30, 2023.
Rental expenses for our OM segment decreased for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, primarily due to the dispositions of OM buildings since June 30, 2023.
Business Acquisition Expenses
For the three and six months ended June 30, 2024, we recorded business acquisition expenses of $15,000 and $2,797,000, respectively, primarily incurred in pursuit of our investment in properties operated under a RIDEA structure and included in our SHOP segment. For the three and six months ended June 30, 2023, we recorded business acquisition expenses of $888,000 and $1,220,000, respectively, primarily incurred in pursuit of real estate-investment opportunities. See Note 3, Real Estate Investments, Net and Business Combinations — Business Combinations, to our accompanying condensed consolidated financial statements for a further discussion of our senior housing properties acquired during February 2024.
Interest Expense
Interest expense, including gain or loss in fair value of derivative financial instruments, consisted of the following for the periods then ended (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense:
Lines of credit and term loan and derivative financial instruments	$13,714	$24,420	$30,924	$47,689
Mortgage loans payable	13,148	13,935	27,490	27,095
Amortization of deferred financing costs:
Lines of credit and term loan	731	949	1,364	1,805
Mortgage loans payable	786	559	1,566	1,136
Amortization of debt discount/premium, net	1,402	890	2,776	1,775
Gain in fair value of derivative financial instruments	(388)	(4,993)	(6,805)	(4,798)
Loss on extinguishments of debt	—	—	1,280	—
Interest on finance lease liabilities	151	66	308	157
Interest expense on financing obligations and other liabilities	664	171	1,326	344
Total	$30,208	$35,997	$60,229	$75,203
The decrease in total interest expense for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, was primarily due to a decrease in debt balances predominately related to the payoff of $176,145,000 of variable-rate mortgage loans payable and $545,010,000 on our variable-rate lines of credit in February 2024 from the net proceeds received from the 2024 Offering. Such decrease in total interest expense for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, was partially offset by a decrease in gain in fair value of derivative financial instruments of $4,605,000. Such decrease in total interest expense for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was partially offset by a $1,280,000 loss on extinguishments of debt in

2024 due to the debt payoffs mentioned above. See Note 6, Other Assets, Net, and Note 7, Mortgage Loans Payable, Net, to our accompanying condensed consolidated financial statements for a further discussion of debt extinguishments.
Gain or Loss on Dispositions of Real Estate Investments
For the three months ended June 30, 2024, we did not have any real estate investment dispositions. For the six months ended June 30, 2024, we recognized an aggregate net gain on dispositions of our real estate investments of $2,261,000 related to the sale of two OM buildings and one SHOP in 2024. See Note 2, Summary of Significant Accounting Policies — Properties Held for Sale and Note 3, Real Estate Investments, Net and Business Combinations — Dispositions of Real Estate Investments, to our accompanying condensed consolidated financial statements for further discussion.
For the three months ended June 30, 2023, we recognized an aggregate net loss on dispositions of our real estate investments of $2,072,000 primarily related to the sale of four SHOP within our Central Florida Senior Housing Portfolio and 11 OM buildings. For the six months ended June 30, 2023, we recognized an aggregate net loss on dispositions of our real estate investments of $2,204,000 primarily related to the sale of five SHOP within our Central Florida Senior Housing Portfolio and 11 OM buildings.
Gain on Re-measurement of Previously Held Equity Interest
For both the three and six months ended June 30, 2024, we did not recognize any gain on re-measurement of any previously held equity interest. For the three and six months ended June 30, 2023, we recognized $0 and $726,000, respectively, gain on re-measurement of the fair value of our previously held equity interest in Memory Care Partners, LLC. See Note 3, Real Estate Investments, Net and Business Combinations, to our accompanying condensed consolidated financial statements for further discussion.
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
Material Cash Requirements
Capital Improvement Expenditures
A capital plan for each investment is established upon acquisition that contemplates the estimated capital needs of that investment, including costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include operating cash generated by the investment, capital reserves, a line of credit or other loan established with respect to the investment, other borrowings or additional equity investments from us and joint venture partners. The capital plan for each investment is adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of June 30, 2024, we had $15,578,000 of restricted cash in loan impounds and reserve accounts to fund a portion of such capital expenditures. Based on the budget for the properties we owned as of June 30, 2024, we estimated that unspent discretionary expenditures for capital and tenant improvements as of such date are to be approximately $49,462,000 for the remaining six months of 2024, although actual expenditures are dependent on many factors which are not presently known.

Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and lines of credit and term loan; (ii) interest payments on our mortgage loans payable and lines of credit and term loan, excluding the effect of our interest rate swaps; (iii) ground and other lease obligations; and (iv) financing and other obligations as of June 30, 2024 (in thousands):

	Payments Due by Period
	2024	2025-2026	2027-2028	Thereafter	Total
Principal payments — fixed-rate debt	$38,094	$296,606	$160,576	$582,846	$1,078,122
Interest payments — fixed-rate debt	19,597	63,583	47,686	311,937	442,803
Principal payments — variable-rate debt	—	281,054	671,043	7,700	959,797
Interest payments — variable-rate debt (based on rates in effect as of June 30, 2024)	34,873	101,524	12,336	665	149,398
Ground and other lease obligations	15,873	61,711	63,533	136,396	277,513
Financing obligations and other obligations	3,221	11,386	10,224	31,723	56,554
Total	$111,658	$815,864	$965,398	$1,071,267	$2,964,187
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
As of June 30, 2024, our aggregate borrowing capacity under the 2024 Credit Facility and the Trilogy Credit Facility was $1,550,000,000. As of June 30, 2024, our aggregate borrowings outstanding under our credit facilities was $784,500,000, and we had an aggregate of $765,500,000 available on such facilities. We believe that the resources described above will be sufficient to satisfy our cash requirements for the next 12 months and thereafter.
Cash Flows
The following table sets forth changes in cash flows (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash, cash equivalents and restricted cash — beginning of period	$90,782	$111,906
Net cash provided by operating activities	53,448	43,642
Net cash (used in) provided by investing activities	(65,534)	9,687
Net cash provided by (used in) financing activities	18,935	(71,575)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(29)	90
Cash, cash equivalents and restricted cash — end of period	$97,602	$93,750

The following summary discussion of our changes in our cash flows is based on our accompanying condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
For the six months ended June 30, 2024 and 2023, cash flows from operating activities were primarily related to property operations, offset by payments of general and administrative expenses and interest payments on our outstanding indebtedness. In general, cash flows from operating activities are affected by the timing of cash receipts and payments. In addition, the increase in net cash provided by operating activities for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily driven by the increase in operating performance of our real estate investments in our integrated senior health campuses and SHOP segments, as well as a decrease in interest paid on our outstanding indebtedness. See the “Results of Operations” section above for further discussion.
Investing Activities
For the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, the change from net cash provided by investing activities to net cash used in investing activities was primarily due to a $72,926,000 decrease in proceeds from dispositions of real estate investments and a $34,095,000 increase in cash paid to acquire real estate investments, offset by a $13,699,000 decrease in developments and capital expenditures, a $12,000,000 decrease in investments in unconsolidated entities and net principal repayments on real estate notes receivable of $4,880,000.
Financing Activities
For the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, the change from net cash used in financing activities to net cash provided by financing activities was primarily due to the closing of the 2024 Offering that resulted in $772,800,000 in gross offering proceeds from the issuance of Common Stock. Such amount was partially offset by the increase in payment of offering costs of $49,469,000 in connection with the 2024 Offering, a $20,129,000 increase in cash paid to redeem certain equity interests owned in Trilogy Investors, LLC, as well as a change from $5,850,000 of net borrowings under our lines of credit and mortgage loans payable to $607,579,000 of net payments on our lines of credit and mortgage loans payable, primarily using the net proceeds from the 2024 Offering for such paydowns.
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
The following tables reflect distributions we paid for the six months ended June 30, 2024 and 2023, and the sources of distributions as compared to cash flows from operations or funds from operations attributable to controlling interest, or FFO, a non-GAAP financial measure (dollars in thousands):

	Six Months Ended June 30,
	2024		2023
Distributions paid in cash	$49,594		$43,086

Sources of distributions:
Cash flows from operations	$49,594	100%	$43,086	100%
Proceeds from borrowings	—	—	—	—
	$49,594	100%	$43,086	100%

	Six Months Ended June 30,
	2024		2023
Distributions paid in cash	$49,594		$43,086

Sources of distributions:
FFO attributable to controlling interest	$49,594	100%	$39,265	91.1%
Proceeds from borrowings	—	—	3,821	8.9
	$49,594	100%	$43,086	100%
As of June 30, 2024, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and some portion of a distribution to our stockholders may have been paid from borrowings. For a further discussion of FFO, including a reconciliation of our GAAP net income (loss) to FFO, see “Funds from Operations and Normalized Funds from Operations” below.
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
Debt Service Requirements
A significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of June 30, 2024, we had $1,253,419,000 of fixed-rate and variable-rate mortgage loans payable outstanding secured by our properties. As of June 30, 2024, we had $784,500,000 outstanding, and $765,500,000 remained available under our lines of credit. The weighted average effective interest rate on our outstanding debt, factoring in our interest rate swaps, was 4.86% per annum as of June 30, 2024. See Note 7, Mortgage Loans Payable, Net, and Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements.
We are required by the terms of certain loan documents to meet various financial and non-financial covenants, such as leverage ratios, net worth ratios, debt service coverage ratios and fixed charge coverage ratios. As of June 30, 2024, we were in compliance with all such covenants and requirements on our mortgage loans payable and our lines of credit and term loan. If any future covenants are violated, we anticipate seeking a waiver or amending the debt covenants with the lenders when and if such event should occur. However, there can be no assurances that management will be able to effectively achieve such plans.
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

The following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to FFO and Normalized FFO for the periods presented below (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$2,926	$(11,867)	$(78)	$(39,482)
Depreciation and amortization related to real estate — consolidated properties	45,226	44,663	87,955	89,295
Depreciation and amortization related to real estate — unconsolidated entities	186	95	372	158
Loss (gain) on dispositions of real estate investments, net — consolidated properties	2	2,072	(2,261)	2,204
Net (income) loss attributable to noncontrolling interests	(947)	(316)	(1,835)	1,427
Gain on re-measurement of previously held equity interest	—	—	—	(726)
Depreciation, amortization, net gain/loss on dispositions and gain on re-measurement — noncontrolling interests	(5,647)	(7,073)	(11,109)	(13,611)
NAREIT FFO attributable to controlling interest	$41,746	$27,574	$73,044	$39,265

Business acquisition expenses	$15	$888	$2,797	$1,220
Amortization of above- and below-market leases	419	455	845	9,130
Amortization of closing costs — debt security investments	80	68	156	133
Change in deferred rent	(556)	(180)	(1,145)	(240)
Non-cash impact of changes to equity instruments	2,765	1,593	4,700	2,665
Capitalized interest	(71)	(54)	(205)	(80)
Loss on debt extinguishments	—	—	1,280	—
Gain in fair value of derivative financial instruments	(388)	(4,993)	(6,805)	(4,798)
Foreign currency (gain) loss	(82)	(1,068)	344	(2,076)
Adjustments for unconsolidated entities	(138)	(179)	(248)	(253)
Adjustments for noncontrolling interests	(50)	43	75	(590)
Normalized FFO attributable to controlling interest	$43,740	$24,147	$74,838	$44,376
Weighted average common shares outstanding — diluted	130,689,889	66,033,345	117,413,643	66,029,779
Net income (loss) per common share attributable to controlling interest — diluted	$0.01	$(0.19)	$(0.02)	$(0.58)
NAREIT FFO per common share attributable to controlling interest — diluted	$0.32	$0.42	$0.62	$0.59
Normalized FFO per common share attributable to controlling interest — diluted	$0.33	$0.37	$0.64	$0.67
Net Operating Income
Net operating income, or NOI, is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, business acquisition expenses, depreciation and amortization, interest expense, gain or loss in fair value of derivative financial instruments, gain or loss on dispositions, impairment of real estate investments, impairment of intangible assets and goodwill, income or loss from unconsolidated entities, gain on re-measurement of previously held equity interests, foreign currency gain or loss, other income or expense and income tax benefit or expense.
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
To facilitate understanding of this financial measure, the following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to NOI for the periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$2,926	$(11,867)	$(78)	$(39,482)
General and administrative	11,746	11,774	23,574	24,827
Business acquisition expenses	15	888	2,797	1,220
Depreciation and amortization	45,264	44,701	88,031	89,371
Interest expense	30,596	40,990	67,034	80,001
Gain in fair value of derivative financial instruments	(388)	(4,993)	(6,805)	(4,798)
Loss (gain) on dispositions of real estate investments, net	2	2,072	(2,261)	2,204
Loss from unconsolidated entities	1,035	113	2,240	419
Gain on re-measurement of previously held equity interest	—	—	—	(726)
Foreign currency (gain) loss	(82)	(1,068)	344	(2,076)
Other income, net	(3,106)	(2,589)	(4,969)	(4,197)
Income tax expense	686	348	964	491
Net operating income	$88,694	$80,369	$170,871	$147,254

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
We have entered into, and may continue to enter into, derivative financial instruments, such as interest rate swaps and interest rate caps, in order to mitigate our interest rate risk on a related financial instrument. We have not elected, and may continue to not elect, to apply hedge accounting treatment to these derivatives; therefore, changes in the fair value of interest rate derivative financial instruments were recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2024, our interest rate swaps are recorded in other assets in our accompanying condensed consolidated balance sheet at their aggregate fair value of $5,879,000. We do not enter into derivative transactions for speculative purposes. For information on our interest rate swaps, see Note 9, Derivative Financial Instruments, and Note 13, Fair Value Measurements, to our accompanying condensed consolidated financial statements, for a further discussion on our interest rate swaps.

As of June 30, 2024, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes, excluding the effect of our interest rate swaps (dollars in thousands):

	Expected Maturity Date
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Assets
Debt security held-to-maturity	$—	$93,433	$—	$—	$—	$—	$93,433	$93,185
Weighted average interest rate on maturing fixed-rate debt security	—%	4.24%	—%	—%	—%	—%	4.24%	—
Liabilities
Fixed-rate debt — principal payments	$38,094	$138,275	$158,331	$55,450	$105,126	$582,846	$1,078,122	$928,580
Weighted average interest rate on maturing fixed-rate debt	3.63%	4.30%	3.02%	3.47%	4.34%	3.59%	3.67%	—
Variable-rate debt — principal payments	$—	$281,054	$—	$550,000	$121,043	$7,700	$959,797	$962,168
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of June 30, 2024)	—%	8.14%	—%	6.66%	6.73%	7.58%	7.11%	—
Debt Security Investment, Net
As of June 30, 2024, the net carrying value of our debt security investment was $89,058,000. As we expect to hold our debt security investment to maturity and the amounts due under such debt security investment are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our debt security investment, would have a significant impact on our operations. See Note 13, Fair Value Measurements, to our accompanying condensed consolidated financial statements, for a discussion of the fair value of our investment in a held-to-maturity debt security. The effective interest rate on our debt security investment was 4.24% per annum as of June 30, 2024.
Mortgage Loans Payable, Net and Lines of Credit and Term Loan
Mortgage loans payable were $1,253,419,000 ($1,228,597,000, net of discount/premium and deferred financing costs) as of June 30, 2024. As of June 30, 2024, we had 90 fixed-rate mortgage loans payable and five variable-rate mortgage loans payable with effective interest rates ranging from 2.21% to 8.19% per annum and a weighted average effective interest rate of 4.28%. In addition, as of June 30, 2024, we had $784,500,000 ($778,672,000, net of deferred financing fees) outstanding under our lines of credit and term loan, at a weighted average interest rate of 6.89% per annum.
As of June 30, 2024, the weighted average effective interest rate on our outstanding debt, factoring in our interest rate swaps, was 4.86% per annum. An increase in the variable interest rate on our variable-rate mortgage loans payable and lines of credit and term loan constitutes a market risk. As of June 30, 2024, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on all of our other variable-rate mortgage loans payable and lines of credit by $1,065,000, or 1.1% of total annualized interest expense on our mortgage loans payable and lines of credit and term loan. See Note 7, Mortgage Loans Payable, Net and Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2024 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2024, were effective at the reasonable assurance level.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In April 2024, the Centers for Medicare & Medicaid Services of the U.S. Department of Health & Human Services finalized new nursing home staffing rules, including a total nurse staffing standard that requires facilities to provide a minimum number of hours per day of total direct nursing care to residents and a requirement to have a registered nurse onsite 24 hours a day, seven days a week, to provide skilled nursing care. These new requirements have a staggered implementation timeframe based on geographic location. As these new rules are implemented over time, the operating costs of our skilled nursing tenants within our triple-net leased properties segment, as well as our SNF operations within our SHOP and integrated senior health campuses segments, may increase, which will negatively impact the profitability of both our tenants’ businesses and our business. Our skilled nursing tenants and operators may also have difficulty in staffing and maintaining the required staffing at our facilities, and may not qualify for the specified hardship exemptions. If we or our tenants are unable to comply with the new rules, we may face monetary penalties or other regulatory enforcement action as well as reputational harm.
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
Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1
Fourth Articles of Amendment and Restatement of Griffin-American Healthcare REIT IV, Inc., dated October 1, 2021 (included as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55775) filed October 1, 2021 and incorporated herein by reference)

3.2
Articles of Amendment (Reverse Stock Split) of American Healthcare REIT, Inc., dated November 15, 2022 (included as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55775) filed November 16, 2022 and incorporated herein by reference)

3.3
Articles of Amendment (Par Value Decrease) of American Healthcare REIT, Inc., dated November 15, 2022 (included as Exhibit 3.2 to our Current Report on Form 8-K (File No. 000-55775) filed November 16, 2022 and incorporated herein by reference)

3.4
Articles Supplementary (Common Stock Reclassification) of American Healthcare REIT, Inc., dated January 26, 2024 (included as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55775) filed January 30, 2024 and incorporated herein by reference)

3.5
Articles Supplementary (Subtitle 8 Opt-Out) of American Healthcare REIT, Inc., dated February 7, 2024 (included as Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-41951) filed February 12. 2024 and incorporated herein by reference)

3.6
Amended and Restated Bylaws of American Healthcare REIT, Inc. (included as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55775) filed February 17, 2023 and incorporated herein by reference)

10.1
Membership Interest Purchase Agreement by and among GAHC3 Trilogy JV, LLC, American Healthcare REIT, Inc., Trilogy Holdings NT-HCI, LLC and NorthStar Healthcare Income Operating Partnership, LP, dated as of November 3, 2023 (included as Exhibit 10.1 of our Current Report on Form 8-K (File No. 000-55775) filed November 7, 2023 and incorporated herein by reference)

10.2*	Letter Agreement, dated May 7, 2024, by and among American Healthcare REIT Holdings, LP, GAHC3 Trilogy JV, LLC, American Healthcare REIT, Inc., Trilogy Holdings NT-HCI, LLC and Nicholas Balzo

10.3*
Sixth Amendment to the First Amended and Restated Senior Secured Credit Agreement, dated as of May 21, 2024, among Trilogy RER, LLC, Trilogy Investors, LLC, Trilogy Healthcare Holdings, Inc., Trilogy OpCo, LLC and Trilogy Pro Services, LLC, KeyBank National Association and the other lenders which are parties thereto from time to time

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
    ______

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

American Healthcare REIT, Inc. (Registrant)

August 9, 2024	By:	/s/ DANNY PROSKY
Date		Danny Prosky
Chief Executive Officer, President and Director
(Principal Executive Officer)

August 9, 2024	By:	/s/ BRIAN S. PEAY
Date		Brian S. Peay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)