Form 10-Q
period 2024-09-30
American Healthcare REIT, Inc.
filed 2024-11-13
CIK 1632970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of November 6, 2024, American Healthcare REIT, Inc. had 153,062,404 shares of Common Stock outstanding.

AMERICAN HEALTHCARE REIT, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2024 and December 31, 2023
(In thousands, except share and per share amounts) (Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Real estate investments, net	$3,535,943	$3,425,438
Debt security investment, net	90,144	86,935
Cash and cash equivalents	67,850	43,445
Restricted cash	48,822	47,337
Accounts and other receivables, net	203,672	185,379
Identified intangible assets, net	177,804	180,470
Goodwill	234,942	234,942
Operating lease right-of-use assets, net	173,018	227,846
Other assets, net	144,817	146,141
Total assets	$4,677,012	$4,577,933

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$1,282,853	$1,302,396
Lines of credit and term loan, net(1)	595,970	1,223,967
Accounts payable and accrued liabilities(1)	269,778	242,905
Identified intangible liabilities, net	5,271	6,095
Financing obligations(1)	39,299	41,756
Operating lease liabilities(1)	174,213	225,502
Security deposits, prepaid rent and other liabilities(1)	52,444	76,134
Total liabilities	2,419,828	3,118,755

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 12)	220	33,843

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.01 par value per share; 700,000,000 shares authorized; 152,873,586 shares issued and outstanding as of September 30, 2024 and none issued and outstanding as of December 31, 2023	1,518	—
Class T common stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding as of September 30, 2024 and 19,552,856 shares issued and outstanding as of December 31, 2023	—	194
Class I common stock, $0.01 par value per share; 100,000,000 shares authorized; none issued and outstanding as of September 30, 2024 and 46,673,320 shares issued and outstanding as of December 31, 2023	—	467
Additional paid-in capital	3,594,917	2,548,307
Accumulated deficit	(1,386,791)	(1,276,222)
Accumulated other comprehensive loss	(2,153)	(2,425)
Total stockholders’ equity	2,207,491	1,270,321
Noncontrolling interests (Note 13)	49,473	155,014
Total equity	2,256,964	1,425,335
Total liabilities, redeemable noncontrolling interests and equity	$4,677,012	$4,577,933

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
As of September 30, 2024 and December 31, 2023
(In thousands) (Unaudited)
___________
(1)Such liabilities of American Healthcare REIT, Inc. represented liabilities of American Healthcare REIT Holdings, LP or its consolidated subsidiaries as of September 30, 2024 and December 31, 2023. American Healthcare REIT Holdings, LP is a variable interest entity, or VIE, and a consolidated subsidiary of American Healthcare REIT, Inc. The creditors of American Healthcare REIT Holdings, LP or its consolidated subsidiaries do not have recourse against American Healthcare REIT, Inc., except for the 2024 Credit Facility, as defined in Note 9, held by American Healthcare REIT Holdings, LP in the amount of $596,500 as of September 30, 2024 and the 2022 Credit Facility, as defined in Note 9, held by American Healthcare REIT Holdings, LP in the amount of $914,900 as of December 31, 2023, which were guaranteed by American Healthcare REIT, Inc.
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three and Nine Months Ended September 30, 2024 and 2023
(In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues and grant income:
Resident fees and services	$476,834	$416,206	$1,386,965	$1,235,458
Real estate revenue	46,980	46,970	140,963	141,134
Grant income	—	1,064	—	7,445
Total revenues and grant income	523,814	464,240	1,527,928	1,384,037
Expenses:
Property operating expenses	417,128	374,603	1,223,321	1,117,298
Rental expenses	13,150	14,574	40,200	44,422
General and administrative	11,921	11,342	35,495	36,169
Business acquisition expenses	3,537	1,024	6,334	2,244
Depreciation and amortization	44,246	49,273	132,277	138,644
Total expenses	489,982	450,816	1,437,627	1,338,777
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt and derivative extinguishments)	(30,395)	(42,005)	(97,429)	(122,006)
(Loss) gain in fair value of derivative financial instruments	(8,967)	3,402	(2,162)	8,200
(Loss) gain on dispositions of real estate investments, net	(4)	31,981	2,257	29,777
Impairment of real estate investments	—	(12,510)	—	(12,510)
Loss from unconsolidated entities	(2,123)	(505)	(4,363)	(924)
Gain on re-measurement of previously held equity interest	—	—	—	726
Foreign currency gain (loss)	2,689	(1,704)	2,345	372
Other income, net	2,138	1,755	7,107	5,952
Total net other expense	(36,662)	(19,586)	(92,245)	(90,413)
Loss before income taxes	(2,830)	(6,162)	(1,944)	(45,153)
Income tax expense	(263)	(284)	(1,227)	(775)
Net loss	(3,093)	(6,446)	(3,171)	(45,928)
Net (income) loss attributable to noncontrolling interests	(1,033)	457	(2,868)	1,884
Net loss attributable to controlling interest	$(4,126)	$(5,989)	$(6,039)	$(44,044)
Net loss per share of Common Stock, Class T common stock and Class I common stock attributable to controlling interest:
Basic	$(0.03)	$(0.09)	$(0.05)	$(0.67)
Diluted	$(0.03)	$(0.09)	$(0.05)	$(0.67)
Weighted average number of shares of Common Stock, Class T common stock and Class I common stock outstanding:
Basic	133,732,745	66,048,991	122,893,049	66,036,253
Diluted	133,732,745	66,048,991	122,893,049	66,036,253

Net loss	$(3,093)	$(6,446)	$(3,171)	$(45,928)
Other comprehensive income (loss):
Foreign currency translation adjustments	303	(180)	272	66
Total other comprehensive income (loss)	303	(180)	272	66
Comprehensive loss	(2,790)	(6,626)	(2,899)	(45,862)
Comprehensive (income) loss attributable to noncontrolling interests	(1,033)	457	(2,868)	1,884
Comprehensive loss attributable to controlling interest	$(3,823)	$(6,169)	$(5,767)	$(43,978)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Nine Months Ended September 30, 2024 and 2023
(In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended September 30, 2024
	Stockholders’ Equity
	Common Stock		Class T Common Stock		Class I Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — June 30, 2024	65,372,222	$644	19,601,476	$195	46,673,320	$467	$3,278,806	$(1,344,285)	$(2,456)	$1,933,371	$170,522	$2,103,893
Issuance of common stock in an offering	20,010,000	200	—	—	—	—	471,036	—	—	471,236	—	471,236
Offering costs — common stock	—	—	—	—	—	—	(20,956)	—	—	(20,956)	—	(20,956)
Issuance of common stock from the redemption of partnership units	1,216,571	12	—	—	—	—	25,461	—	—	25,473	(25,473)	—
Conversion of Class T and Class I common stock	66,274,793	662	(19,601,476)	(195)	(46,673,320)	(467)	—	—	—	—	—	—
Amortization of nonvested restricted common stock and stock units	—	—	—	—	—	—	2,630	—	—	2,630	—	2,630
Purchase of noncontrolling interest	—	—	—	—	—	—	(162,063)	—	—	(162,063)	(95,938)	(258,001)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(667)	(667)
Adjustment to value of redeemable noncontrolling interests	—	—	—	—	—	—	3	—	—	3	—	3
Distributions declared ($0.25 per share)	—	—	—	—	—	—	—	(38,380)	—	(38,380)	—	(38,380)
Net (loss) income	—	—	—	—	—	—	—	(4,126)	—	(4,126)	1,029	(3,097)	(1)
Other comprehensive income	—	—	—	—	—	—	—	—	303	303	—	303
BALANCE — September 30, 2024	152,873,586	$1,518	—	$—	—	$—	$3,594,917	$(1,386,791)	$(2,153)	$2,207,491	$49,473	$2,256,964

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Three and Nine Months Ended September 30, 2024 and 2023
(In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended September 30, 2023
	Stockholders’ Equity
	Class T Common Stock		Class I Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — June 30, 2023	19,562,539	$194	46,673,320	$467	$2,547,135	$(1,209,578)	$(2,444)	$1,335,774	$160,628	$1,496,402
Amortization of nonvested restricted common stock and stock units	—	—	—	—	1,558	—	—	1,558	—	1,558
Stock based compensation	—	—	—	—	—	—	—	—	21	21
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(764)	(764)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	—	—	(21)	(21)
Adjustment to value of redeemable noncontrolling interests	—	—	—	—	(303)	—	—	(303)	(21)	(324)
Distributions declared ($0.25 per share)	—	—	—	—	—	(16,616)	—	(16,616)	—	(16,616)
Net loss	—	—	—	—	—	(5,989)	—	(5,989)	(379)	(6,368)	(1)
Other comprehensive loss	—	—	—	—	—	—	(180)	(180)	—	(180)
BALANCE — September 30, 2023	19,562,539	$194	46,673,320	$467	$2,548,390	$(1,232,183)	$(2,624)	$1,314,244	$159,464	$1,473,708

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Three and Nine Months Ended September 30, 2024 and 2023
(In thousands, except share and per share amounts) (Unaudited)

	Nine Months Ended September 30, 2024
	Stockholders’ Equity
	Common Stock		Class T Common Stock		Class I Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2023	—	$—	19,552,856	$194	46,673,320	$467	$2,548,307	$(1,276,222)	$(2,425)	$1,270,321	$155,014	$1,425,335
Issuance of common stock in offerings	84,410,000	844	—	—	—	—	1,243,192	—	—	1,244,036	—	1,244,036
Offering costs — common stock	—	—	—	—	—	—	(74,498)	—	—	(74,498)	—	(74,498)
Issuance of common stock from the redemption of partnership units	1,216,571	12	—	—	—	—	25,461	—	—	25,473	(25,473)	—
Issuance of nonvested restricted common stock	972,222	—	—	—	—	—	—	—	—	—	—	—
Conversion of Class T and Class I common stock	66,274,793	662	(19,601,476)	(195)	(46,673,320)	(467)	—	—	—	—	—	—
Vested restricted common stock and stock units(2)	—	—	49,051	1	—	—	(72)	—	—	(71)	—	(71)
Amortization of nonvested restricted common stock and stock units	—	—	—	—	—	—	7,309	—	—	7,309	—	7,309
Stock based compensation	—	—	—	—	—	—	—	—	—	—	21	21
Repurchase of common stock	—	—	(431)	—	—	—	(14)	—	—	(14)	—	(14)
Purchase of noncontrolling interests	—	—	—	—	—	—	(162,541)	—	—	(162,541)	(95,901)	(258,442)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(2,634)	(2,634)
Reclassification of noncontrolling interests from mezzanine equity, net	—	—	—	—	—	—	—	—	—	—	15,282	15,282
Adjustment to value of redeemable noncontrolling interests	—	—	—	—	—	—	7,773	—	—	7,773	268	8,041
Distributions declared ($0.75 per share)	—	—	—	—	—	—	—	(104,530)	—	(104,530)	—	(104,530)
Net (loss) income	—	—	—	—	—	—	—	(6,039)	—	(6,039)	2,896	(3,143)	(1)
Other comprehensive income	—	—	—	—	—	—	—	—	272	272	—	272
BALANCE — September 30, 2024	152,873,586	$1,518	—	$—	—	$—	$3,594,917	$(1,386,791)	$(2,153)	$2,207,491	$49,473	$2,256,964

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Three and Nine Months Ended September 30, 2024 and 2023
(In thousands, except share and per share amounts) (Unaudited)

	Nine Months Ended September 30, 2023
	Stockholders’ Equity
	Class T Common Stock		Class I Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2022	19,535,095	$194	46,675,367	$467	$2,540,424	$(1,138,304)	$(2,690)	$1,400,091	$167,674	$1,567,765
Issuance of nonvested restricted common stock	26,156	—	—	—	—	—	—	—	—	—
Vested restricted common stock and stock units(2)	4,120	—	—	—	(72)	—	—	(72)	—	(72)
Amortization of nonvested restricted common stock and stock units	—	—	—	—	4,173	—	—	4,173	—	4,173
Stock based compensation	—	—	—	—	—	—	—	—	62	62
Repurchase of common stock	(2,832)	—	(2,047)	—	(165)	—	—	(165)	—	(165)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(6,958)	(6,958)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	—	—	(62)	(62)
Adjustment to value of redeemable noncontrolling interests	—	—	—	—	4,030	—	—	4,030	68	4,098
Distributions declared ($0.75 per share)	—	—	—	—	—	(49,835)	—	(49,835)	—	(49,835)
Net loss	—	—	—	—	—	(44,044)	—	(44,044)	(1,320)	(45,364)	(1)
Other comprehensive income	—	—	—	—	—	—	66	66	—	66
BALANCE — September 30, 2023	19,562,539	$194	46,673,320	$467	$2,548,390	$(1,232,183)	$(2,624)	$1,314,244	$159,464	$1,473,708
___________
(1)For the three months ended September 30, 2024 and 2023, amounts exclude $4 and $(78), respectively, of net income (loss) attributable to redeemable noncontrolling interests. For the nine months ended September 30, 2024 and 2023, amounts exclude $(28) and $(564), respectively, of net loss attributable to redeemable noncontrolling interests. See Note 12, Redeemable Noncontrolling Interests, for further discussion.
(2)The amounts are shown net of common stock withheld to satisfy employee tax withholding requirements in connection with the vesting of restricted stock units. See Note 13, Equity — AHR Incentive Plan, for further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2024 and 2023
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,171)	$(45,928)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	132,277	138,644
Other amortization	32,299	46,576
Deferred rent	(2,563)	(2,896)
Stock based compensation	7,833	4,235
Gain on dispositions of real estate investments, net	(2,257)	(29,777)
Impairment of real estate investments	—	12,510
Loss from unconsolidated entities	4,363	924
Gain on re-measurement of previously held equity interest	—	(726)
Foreign currency gain	(2,332)	(351)
Loss on extinguishments of debt	1,406	345
Change in fair value of derivative financial instruments	2,162	(8,200)
Changes in operating assets and liabilities:
Accounts and other receivables	(22,020)	(19,997)
Other assets	(11,953)	(6,817)
Accounts payable and accrued liabilities	8,075	12,375
Operating lease liabilities	(25,105)	(27,708)
Security deposits, prepaid rent and other liabilities	(2,436)	(443)
Net cash provided by operating activities	116,578	72,766
CASH FLOWS FROM INVESTING ACTIVITIES
Developments and capital expenditures	(62,256)	(74,386)
Acquisitions of real estate investments	(52,107)	(45,382)
Proceeds from dispositions of real estate investments	14,529	167,861
Acquisition of previously held equity interest	—	(335)
Investments in unconsolidated entities	—	(12,000)
Issuances of real estate notes receivable	(19,953)	(13,778)
Principal repayments on real estate notes receivable	23,683	—
Real estate and other deposits	163	(1,279)
Net cash (used in) provided by investing activities	(95,941)	20,701
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgage loans payable	61,942	85,477
Payments on mortgage loans payable	(211,191)	(96,596)
Borrowings under the lines of credit and term loan	567,800	301,750
Payments on the lines of credit and term loan	(1,195,991)	(306,484)
Borrowings under financing obligation	—	16,283
Payments on financing and other obligations	(2,967)	(34,292)
Deferred financing costs	(8,220)	(3,418)
Debt extinguishment costs	—	(269)
Proceeds from issuance of common stock in offerings	1,244,036	—
Payment of offering costs	(69,908)	(885)
Distributions paid to common stockholders	(82,591)	(59,685)
Repurchase of common stock	(14)	(165)

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Nine Months Ended September 30, 2024 and 2023
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2024	2023
Payments to taxing authorities in connection with common stock directly withheld from employees	$(71)	$(72)
Purchase of noncontrolling interests	(258,442)	—
Distributions to noncontrolling interests	(2,938)	(8,561)
Redemptions of noncontrolling interests	(36,083)	(15,954)
Security deposits	(123)	(306)
Net cash provided by (used in) financing activities	5,239	(123,177)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$25,876	$(29,710)
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	14	(40)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	90,782	111,906
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$116,672	$82,156

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period:
Cash and cash equivalents	$43,445	$65,052
Restricted cash	47,337	46,854
Cash, cash equivalents and restricted cash	$90,782	$111,906

End of period:
Cash and cash equivalents	$67,850	$35,178
Restricted cash	48,822	46,978
Cash, cash equivalents and restricted cash	$116,672	$82,156

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$90,807	$114,002
Income taxes	$895	$1,014
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued developments and capital expenditures	$22,848	$19,329
Capital expenditures from financing and other obligations	$353	$1,301
Tenant improvement overage	$3,753	$2,359
Acquisitions of real estate investments with assumed mortgage loans payable, net of debt discount	$127,254	$—
Reclassification of noncontrolling interest from mezzanine equity, net	$15,282	$—
Issuance of common stock from the redemption of operating partnership units	$25,473	$—
Distributions declared but not paid — common stockholders	$38,218	$16,559
Distributions declared but not paid — limited partnership units	$571	$875
Distributions declared but not paid — restricted stock units	$435	$140
Accrued offering costs	$1,028	$1,685
The following represents the net increase (decrease) in certain assets and liabilities in connection with our acquisitions and dispositions of investments:
Accounts and other receivables	$343	$(1,784)
Other assets, net	$(3,868)	$(3,211)

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Nine Months Ended September 30, 2024 and 2023
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2024	2023
Accounts payable and accrued liabilities	$97	$(1,460)
Financing obligations	$—	$12
Security deposits, prepaid rent and other liabilities	$(236)	$(458)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Nine Months Ended September 30, 2024 and 2023
The use of the words “we,” “us” or “our” refers to American Healthcare REIT, Inc. and its subsidiaries, including American Healthcare REIT Holdings, LP, except where otherwise noted.
1. Organization and Description of Business
Overview and Background
American Healthcare REIT, Inc., a Maryland corporation, is a self-managed real estate investment trust, or REIT, that acquires, owns and operates a diversified portfolio of clinical healthcare real estate properties, focusing primarily on outpatient medical buildings, senior housing, skilled nursing facilities, or SNFs, and other healthcare-related facilities. We have built a fully-integrated management platform that operates clinical healthcare properties throughout the United States, the United Kingdom and the Isle of Man. We operate our integrated senior health campuses and senior housing operating properties, or SHOP, utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure. We have also originated and acquired secured loans and may originate or acquire other real estate-related investments in the future on an infrequent and opportunistic basis. We generally seek investments that produce current income; however, we have selectively developed, and may continue to selectively develop, healthcare real estate properties. We have elected to be taxed as a REIT for U.S. federal income tax purposes. We believe that we have been organized and operated, and we intend to continue to operate, in conformity with the requirements for qualification and taxation as a REIT under the Code.
Operating Partnership
We conduct substantially all of our operations through American Healthcare REIT Holdings, LP, or our operating partnership, and we are the sole general partner of our operating partnership. As of December 31, 2023, we owned 95.0% of the operating partnership units, or OP units, in our operating partnership, and the remaining 5.0% OP units were owned by the following limited partners: AHI Group Holdings, LLC, which is owned and controlled by Jeffrey T. Hanson, the non-executive Chairman of our board of directors, or our board, Danny Prosky, our Chief Executive Officer, President and director, and Mathieu B. Streiff, one of our directors; Platform Healthcare Investor T-II, LLC; Flaherty Trust; and a wholly owned subsidiary of Griffin Capital Company, LLC. On August 19, 2024, Platform Healthcare Investor T-II, LLC redeemed all of its OP units in exchange for 1,216,571 shares of our Common Stock on a one-for-one basis, and as a result, is no longer a limited partner of our operating partnership. As of September 30, 2024, we owned 98.5% of the OP units in our operating partnership, and the remaining 1.5% of the OP units were owned by the remaining limited partners. See Note 12, Redeemable Noncontrolling Interests, and Note 13, Equity — Noncontrolling Interests in Total Equity, for a further discussion of the ownership in our operating partnership.
Public Offerings and Listing
We issued an aggregate 65,445,557 shares of Class T common stock and Class I common stock, for a total of $2,737,716,000 in gross offering proceeds, since February 26, 2014 in our initial public offerings and our distribution reinvestment plan, or DRIP, offerings. Our initial public offerings were terminated as of April 2019.
On February 9, 2024, pursuant to a Registration Statement filed with the United States Securities and Exchange Commission, or SEC, on Form S-11 (File No. 333-267464), as amended, we closed our underwritten public offering, or the February 2024 Offering, through which we issued 64,400,000 shares of Common Stock, for a total of $772,800,000 in gross offering proceeds. Such amounts include the exercise in full of the underwriters’ overallotment option to purchase up to an additional 8,400,000 shares of Common Stock. These shares are listed on the New York Stock Exchange, or NYSE, under the trading symbol “AHR” and began trading on February 7, 2024.
Following the closing of the February 2024 Offering and until August 5, 2024, we presented Common Stock, Class T common stock and Class I common stock, or collectively, common stock, as separate classes within our condensed consolidated balance sheets and condensed consolidated statements of equity. Any references to “Common Stock” in this Quarterly Report on Form 10-Q refer to our NYSE-listed shares sold through the February 2024 Offering or the September 2024 Offering, as defined below, whereas Class T common stock and Class I common stock refer to our classes of common stock that were not NYSE-listed. This applies to all historical periods presented herein. On August 5, 2024, 180 days after the listing of our Common Stock on the NYSE, each share of our Class T common stock and Class I common stock automatically converted into one share of our listed Common Stock.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
On September 20, 2024, we closed our additional underwritten public offering, or the September 2024 Offering, under a prospectus supplement and related prospectus filed with the SEC pursuant to our effective shelf Registration Statement on Form S-3 (File No. 333-281488). Through the September 2024 Offering, we issued 20,010,000 shares of Common Stock, for a total of $471,236,000 in gross offering proceeds. Such amounts include the exercise in full of the underwriters’ overallotment option to purchase up to an additional 2,610,000 shares of Common Stock. These shares are listed on NYSE under the trading symbol “AHR” and began trading on September 19, 2024.
See Note 13, Equity — Common Stock, and Note 13, Equity — Distribution Reinvestment Plan, for a further discussion of our public offerings.
Our Real Estate Investments Portfolio
We currently operate through four reportable business segments: integrated senior health campuses, outpatient medical, or OM, SHOP and triple-net leased properties. As of September 30, 2024, we owned and/or operated 324 buildings and integrated senior health campuses, representing approximately 19,676,000 square feet of gross leasable area, for an aggregate contract purchase price of $4,666,399,000. In addition, as of September 30, 2024, we also owned a real estate-related debt investment purchased for $60,429,000.
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
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, wholly-owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries of which we have control will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership, and as of September 30, 2024 and December 31, 2023, we owned a 98.5% and 95.0%, respectively, general partnership interest therein, and the remaining 1.5% and 5.0%, respectively, partnership interest was owned by limited partners.
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

	Three Months Ended September 30,
	2024			2023
	Integrated Senior Health Campuses	SHOP(1)	Total	Integrated Senior Health Campuses	SHOP(1)	Total
Over time	$337,105	$65,494	$402,599	$305,379	$42,752	$348,131
Point in time	72,521	1,714	74,235	66,912	1,163	68,075
Total resident fees and services	$409,626	$67,208	$476,834	$372,291	$43,915	$416,206

	Nine Months Ended September 30,
	2024			2023
	Integrated Senior Health Campuses	SHOP(1)	Total	Integrated Senior Health Campuses	SHOP(1)	Total
Over time	$987,240	$185,768	$1,173,008	$902,836	$134,965	$1,037,801
Point in time	209,282	4,675	213,957	194,081	3,576	197,657
Total resident fees and services	$1,196,522	$190,443	$1,386,965	$1,096,917	$138,541	$1,235,458
The following tables disaggregate our resident fees and services revenue by payor class (in thousands):

	Three Months Ended September 30,
	2024			2023
	Integrated Senior Health Campuses	SHOP(1)	Total	Integrated Senior Health Campuses	SHOP(1)	Total
Medicare	$201,171	$1,637	$202,808	$112,773	$974	$113,747
Private and other payors	108,526	56,087	164,613	177,901	41,296	219,197
Medicaid	99,929	9,484	109,413	81,617	1,645	83,262
Total resident fees and services	$409,626	$67,208	$476,834	$372,291	$43,915	$416,206

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Nine Months Ended September 30,
	2024			2023
	Integrated Senior Health Campuses	SHOP(1)	Total	Integrated Senior Health Campuses	SHOP(1)	Total
Private and other payors	$472,432	$161,060	$633,492	$512,733	$129,674	$642,407
Medicare	446,507	4,363	450,870	357,238	1,753	358,991
Medicaid	277,583	25,020	302,603	226,946	7,114	234,060
Total resident fees and services	$1,196,522	$190,443	$1,386,965	$1,096,917	$138,541	$1,235,458
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
Accounts Receivable, Net — Resident Fees and Services Revenue
The beginning and ending balances of accounts receivable, net — resident fees and services are as follows (in thousands):

	Private and Other Payors	Medicare	Medicaid	Total
Beginning balance — January 1, 2024	$66,218	$51,260	$30,799	$148,277
Ending balance — September 30, 2024	73,951	50,267	44,123	168,341
Increase (decrease)	$7,733	$(993)	$13,324	$20,064
Deferred Revenue — Resident Fees and Services Revenue
Deferred revenue is included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets. The beginning and ending balances of deferred revenue — resident fees and services, almost all of which relates to private and other payors, are as follows (in thousands):

Total
Beginning balance — January 1, 2024	$23,372
Ending balance — September 30, 2024	23,496
Increase	$124
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The following is a summary of our adjustments to allowances for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Beginning balance	$17,037	$14,071
Additional allowances	20,750	14,035
Write-offs	(13,971)	(7,011)
Recoveries collected or adjustments	(2,262)	(6,446)
Ending balance	$21,554	$14,649
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
Our properties held for sale as of September 30, 2024 and December 31, 2023 of $0 and $3,477,000, respectively, are included in other assets, net in our accompanying condensed consolidated balance sheets. During the nine months ended September 30, 2024, we disposed of one of our SHOP that was held for sale for a contract sales price of $4,500,000 and recognized a gain on sale of $645,000. During the nine months ended September 30, 2023, we did not dispose of any held for sale properties. See Note 3, Real Estate Investments, Net — Dispositions of Real Estate Investments, for a further discussion of our property dispositions.
Accounts Payable and Accrued Liabilities
As of September 30, 2024 and December 31, 2023, accounts payable and accrued liabilities primarily include reimbursement of payroll-related costs to the managers of our SHOP and integrated senior health campuses of $50,966,000 and $42,698,000, respectively, insurance reserves of $46,312,000 and $44,548,000, respectively, accrued distributions to common stockholders of $38,218,000 and $16,557,000, respectively, accrued property taxes of $28,486,000 and $23,549,000, respectively, and accrued developments and capital expenditures of $22,848,000 and $24,881,000, respectively.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU 2023-07, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. Such disclosure amendments include the requirement for public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and should be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the potential impact of adopting this guidance and expect to have additional disclosures in our Annual Report on Form 10-K for the year ending December 31, 2024.
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
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Building, improvements and construction in process	$3,767,879	$3,604,299
Land and improvements	364,150	335,946
Furniture, fixtures and equipment	256,779	237,350
	4,388,808	4,177,595
Less: accumulated depreciation	(852,865)	(752,157)
	$3,535,943	$3,425,438
Depreciation expense for the three months ended September 30, 2024 and 2023 was $37,610,000 and $36,929,000, respectively, and for the nine months ended September 30, 2024 and 2023 was $111,611,000 and $109,967,000, respectively.
The following is a summary of our capital expenditures by reportable segment for the three and nine months ended September 30, 2024 (in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Integrated senior health campuses	$15,879	$27,891
OM	4,925	14,236
SHOP	8,195	14,969
Triple-net leased properties	268	455
Total	$29,267	$57,551
Included in the capital expenditure amounts above are costs for the development and expansion of our integrated senior health campuses. For the three months ended September 30, 2024, we incurred $11,730,000 to expand three of our existing integrated senior health campuses. For the nine months ended September 30, 2024, we completed the development of one integrated senior health campus costing $18,969,000 and incurred $11,730,000 to expand three of our existing integrated senior health campuses.
Acquisitions of Real Estate Investments
For the three and nine months ended September 30, 2024, we, through Trilogy Investors, LLC, or Trilogy, acquired four land parcels in Michigan for an aggregate contract purchase price of $5,821,000, plus closing costs, for the future development of integrated senior health campuses.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
For the nine months ended September 30, 2024, using cash and debt financing, we, through Trilogy, acquired three previously leased real estate investments located in Kentucky and Ohio. The following is a summary of such acquisitions, which are included in our integrated senior health campuses segment (in thousands):

Location	Date Acquired	Contract Purchase Price	Line of Credit
Miami Township, OH	04/17/24	$16,595	$16,600
Tiffin, OH	04/17/24	12,380	12,400
La Grange, KY	04/22/24	16,866	16,000
Total		$45,841	$45,000
We accounted for such acquisitions of real estate investments and land completed during the nine months ended September 30, 2024, as asset acquisitions. The following table summarizes the purchase price of such assets acquired at the time of acquisition based on their relative fair values and adjusted for $40,854,000 operating lease right-of-use assets and $37,999,000 operating lease liabilities (in thousands):

Location	2024 Acquisitions
Building and improvements	$47,601
Land	8,164
Total assets acquired	$55,765
Dispositions of Real Estate Investments
For the nine months ended September 30, 2024, we disposed of two OM buildings that were included in real estate investments in our accompanying condensed consolidated balance sheets. We recognized a total aggregate net gain on such dispositions of $1,617,000. The following is a summary of such dispositions (dollars in thousands):

Location	Number of Buildings	Type	Date Disposed	Contract Sales Price
Marietta, GA	1	OM	01/16/24	$6,674
Homewood, AL	1	OM	03/18/24	4,462
Total	2			$11,136
Impairment of Real Estate Investments
For both the three and nine months ended September 30, 2024, we did not recognize any impairment of real estate investments. For both the three and nine months ended September 30, 2023, as we continued to evaluate additional non-strategic properties for sale, we recognized an aggregate impairment charge of $12,510,000 for two SHOP, which reduced the total aggregate carrying value of such assets to $15,977,000. The remaining $3,477,000 carrying value of one such SHOP was then reclassified to properties held for sale during the third quarter of 2023, and sold in January 2024. See Note 2, Summary of Significant Accounting Policies — Properties Held for Sale, for a further discussion of such disposition. Further, the fair value of such SHOP was based on its projected sales price from independent third-party letters of intent, which were considered Level 2 measurements within the fair value hierarchy. The fair value of the other SHOP was determined by a third-party appraiser based on the sales comparison approach with the most significant inputs based on a price per unit and price per square foot analysis within the area for similar types of assets. The ranges of these inputs were $190,000 to $200,000 per unit and $250 to $260 per square foot, which were considered Level 3 measurements within the fair value hierarchy.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
4. Business Combinations
On February 1, 2024, we acquired a portfolio of 14 senior housing properties in Oregon from an unaffiliated third party, which properties are included in our SHOP segment. These properties are part of the underlying collateral pool of real estate assets securing our debt security investment, as defined and described in Note 5. We acquired such properties by assuming the outstanding principal balance of each related mortgage loan payable from one of the borrowers since such borrower was in default. The aggregated principal balance of such assumed mortgage loans payable was $94,461,000 at the time of acquisition. No cash consideration was exchanged as part of the transaction; however, we incurred transaction costs of $2,636,000 related to the acquisition of such properties. See Note 5, Debt Security Investment, Net, for a further discussion.
On September 3, 2024, we acquired a portfolio of five senior housing properties in Washington from an unaffiliated third party, which properties are included in our SHOP segment. These properties are also part of the underlying collateral pool of real estate assets securing our debt security investment. We acquired such properties by assuming the outstanding principal balance of each related mortgage loan payable from one of the borrowers since such borrower was in default. The aggregated principal balance of such assumed mortgage loans payable was $36,178,000 at the time of acquisition. No cash consideration was exchanged as part of the transaction; however, we incurred transaction costs of $2,904,000 related to the acquisition of such properties. See Note 5, Debt Security Investment, Net, for a further discussion.
On February 15, 2023, we, through Trilogy, acquired from an unaffiliated third party, a 60.0% controlling interest in a privately held company, Memory Care Partners, LLC, or MCP, that operated integrated senior health campuses located in Kentucky. The contract purchase price for the acquisition of MCP was $900,000, which was acquired using cash on hand. Prior to such acquisition, we owned a 40.0% interest in MCP, which was accounted for as an equity method investment and was included in investments in unconsolidated entities within other assets, net in our accompanying condensed consolidated balance sheet as of December 31, 2022. In connection with the acquisition of the remaining interest in MCP, we now own a 100% controlling interest in MCP. As a result, we re-measured the fair value of our previously held equity interest in MCP and recognized a gain on re-measurement of $726,000 in our accompanying condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2023.
Based on quantitative and qualitative considerations, such business combinations were not material to us individually or in the aggregate and therefore, pro forma financial information is not provided. The fair values of the assets acquired and liabilities assumed were preliminary estimates at acquisition. Any necessary adjustments are finalized within one year from the date of acquisition.
The table below summarizes the acquisition date fair values of the assets acquired and liabilities assumed of our business combinations during the nine months ended September 30, 2024 and 2023 (in thousands):

	2024 Acquisitions	2023 Acquisition
Building and improvements	$90,531	$—
Land	19,006	—
In-place leases	17,717	—
Goodwill	—	3,331
Furniture, fixtures and equipment	—	39
Cash and restricted cash	—	565
Accounts receivable	343	—
Other assets	175	66
Total assets acquired	127,772	4,001
Mortgage loans payable (including debt discount of $3,385)	(127,254)	—
Accounts payable and accrued liabilities	(518)	(1,676)
Financing obligations	—	(12)
Security deposits and other liabilities	—	(812)
Total liabilities assumed	(127,772)	(2,500)
Net assets acquired	$—	$1,501

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
On February 1, 2024 and September 3, 2024, we acquired a portfolio of 14 senior housing properties in Oregon and a portfolio of five senior housing properties in Washington, respectively, from unaffiliated third parties, which properties are included in the underlying collateral pool of real estate assets securing our debt security investment. We acquired such properties by assuming the outstanding principal balance of each related mortgage loan payable from one of the borrowers since such borrower was in default. We did not grant any concessions to such borrower, and the carrying value of our debt security investment at the time of acquisition did not exceed the fair value of such properties. See Note 4, Business Combinations, for a further discussion of such acquisitions.
As of September 30, 2024 and December 31, 2023, the carrying amount of the debt security investment was $90,144,000 and $86,935,000, respectively, net of unamortized closing costs of $251,000 and $489,000, respectively. Accretion on the debt security for the three months ended September 30, 2024 and 2023 was $1,168,000 and $1,060,000, respectively, and for the nine months ended September 30, 2024 and 2023 was $3,447,000 and $3,126,000, respectively, which is recorded as an increase to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss. Amortization expense of closing costs for the three months ended September 30, 2024 and 2023 was $82,000 and $71,000, respectively, and for the nine months ended September 30, 2024 and 2023 was $238,000 and $204,000, respectively, which is recorded as a decrease to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss. We evaluated credit quality indicators such as the agency ratings and the underlying collateral of such investment in order to determine expected future credit loss. No credit loss was recorded for the three and nine months ended September 30, 2024 and 2023.
6. Identified Intangible Assets and Liabilities
Identified intangible assets, net and identified intangible liabilities, net consisted of the following as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024	December 31, 2023
Amortized intangible assets:
In-place leases, net of accumulated amortization of $46,075 and $35,437 as of September 30, 2024 and December 31, 2023, respectively (with a weighted average remaining life of 6.4 years and 7.7 years as of September 30, 2024 and December 31, 2023, respectively)	$43,709	$42,615
Above-market leases, net of accumulated amortization of $8,597 and $7,079 as of September 30, 2024 and December 31, 2023, respectively (with a weighted average remaining life of 7.0 years and 7.5 years as of September 30, 2024 and December 31, 2023, respectively)	13,804	15,905
Customer relationships, net of accumulated amortization of $934 as of December 31, 2023 (with a weighted average remaining life of 12.7 years as of December 31, 2023)	—	1,906
Unamortized intangible assets:
Certificates of need	100,024	99,777
Trade names	20,267	20,267
Total identified intangible assets, net	$177,804	$180,470

Amortized intangible liabilities:
Below-market leases, net of accumulated amortization of $3,041 and $2,831 as of September 30, 2024 and December 31, 2023, respectively (with a weighted average remaining life of 6.7 years and 7.2 years as of September 30, 2024 and December 31, 2023, respectively)	$5,271	$6,095
Total identified intangible liabilities, net	$5,271	$6,095

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Amortization expense on identified intangible assets for the three months ended September 30, 2024 and 2023 was $6,652,000 and $15,351,000, respectively, which included $694,000 and $3,573,000, respectively, of amortization recorded as a decrease to real estate revenue for above-market leases in our accompanying condensed consolidated statements of operations and comprehensive loss. Amortization expense on identified intangible assets for the nine months ended September 30, 2024 and 2023 was $20,793,000 and $40,133,000, respectively, which included $2,101,000 and $13,515,000, respectively, of amortization recorded as a decrease to real estate revenue for above-market leases in our accompanying condensed consolidated statements of operations and comprehensive loss. In June 2024, we closed a pharmacy facility within our integrated senior health campuses segment, which resulted in the write-off of the remaining customer relationship intangible asset of $1,831,000 related to such facility. In March 2023, we transitioned the SNFs within our Central Wisconsin Senior Care Portfolio from triple-net leased properties to a managed portfolio utilizing a RIDEA structure, which resulted in a full amortization of $8,073,000 of above-market leases and $885,000 of in-place leases. In addition, we fully amortized $2,756,000 of above-market leases and $5,750,000 of in-place leases during the three months and nine months ended September 30, 2023 in connection with the transition of the senior housing facilities within our Michigan ALF Portfolio from triple-net leased properties to a managed portfolio utilizing a RIDEA structure.
Amortization expense on below-market leases for the three months ended September 30, 2024 and 2023 was $262,000 and $470,000, respectively, and for the nine months ended September 30, 2024 and 2023 was $824,000 and $1,282,000, respectively, which is recorded as an increase to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss. In connection with the transition of the senior housing facilities within our Michigan ALF Portfolio from triple-net leased properties to a managed portfolio utilizing a RIDEA structure, we fully amortized $112,000 of below-market leases during the three months ended September 30, 2023.
The aggregate weighted average remaining life of the identified intangible assets was 6.5 years and 7.8 years as of September 30, 2024 and December 31, 2023, respectively. The aggregate weighted average remaining life of the identified intangible liabilities was 6.7 years and 7.2 years as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, estimated amortization expense on the identified intangible assets and liabilities for the remaining three months ending December 31, 2024 and for each of the next four years ending December 31, and thereafter was as follows (in thousands):

	Amortization Expense
Year	Intangible Assets	Intangible Liabilities
2024	$6,360	$(248)
2025	12,595	(956)
2026	7,599	(840)
2027	7,075	(825)
2028	6,023	(709)
Thereafter	17,861	(1,693)
Total	$57,513	$(5,271)

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
7. Other Assets, Net
Other assets, net consisted of the following as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024	December 31, 2023
Deferred rent receivables	$50,223	$47,540
Prepaid expenses, deposits, other assets and deferred tax assets, net	33,037	33,204
Inventory — finished goods	20,234	19,472
Lease commissions, net of accumulated amortization of $7,935 and $7,231 as of September 30, 2024 and December 31, 2023, respectively	18,391	17,565
Investments in unconsolidated entities	16,259	20,611
Deferred financing costs, net of accumulated amortization of $8,504 and $8,494 as of September 30, 2024 and December 31, 2023, respectively	4,480	3,830
Lease inducement, net of accumulated amortization of $2,807 and $2,544 as of September 30, 2024 and December 31, 2023, respectively (with a weighted average remaining life of 6.2 years and 6.9 years as of September 30, 2024 and December 31, 2023, respectively)	2,193	2,456
Derivative financial instruments	—	1,463
Total	$144,817	$146,141
Deferred financing costs included in other assets, net were related to the Trilogy Credit Facility, as defined in Note 9, as well as the senior unsecured revolving credit facility portions of the 2022 Credit Facility and 2024 Credit Facility. In February 2024, in connection with the replacement of the 2022 Credit Facility with the 2024 Credit Facility, we incurred an aggregate loss of $565,000 on the extinguishment of part of the senior unsecured revolving credit facility, which formed part of the 2022 Credit Facility. Such loss on extinguishment of debt is recorded as an increase to interest expense in our accompanying condensed consolidated statements of operations and comprehensive loss, and was due to the partial write-off of unamortized deferred financing costs related to the senior unsecured revolving credit facility portion of the 2022 Credit Facility. See Note 9, Lines of Credit and Term Loan, for further discussion of our lines of credit. Amortization expense on lease inducement as of both the three and nine months ended September 30, 2024 and 2023 was $87,000 and $263,000, respectively, which is recorded as a decrease to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive loss.
8. Mortgage Loans Payable, Net
Mortgage loans payable, net consisted of the following as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024	December 31, 2023
Total fixed-rate debt (97 loans and 76 loans as of September 30, 2024 and December 31, 2023, respectively)	$1,143,148	$990,325
Total variable-rate debt (3 loans and 13 loans as of September 30, 2024 and December 31, 2023, respectively)	164,554	335,988
Total fixed- and variable-rate debt	1,307,702	1,326,313
Less: deferred financing costs, net	(10,957)	(9,713)
Add: premium	119	167
Less: discount	(14,011)	(14,371)
Mortgage loans payable, net	$1,282,853	$1,302,396
Based on interest rates in effect as of September 30, 2024 and December 31, 2023, effective interest rates on mortgage loans payable ranged from 2.21% to 8.20% per annum and 2.21% to 8.46% per annum, respectively, with a weighted average effective interest rate of 4.28% and 4.72%, respectively. We are required by the terms of certain loan documents to meet certain reporting requirements and covenants, such as net worth ratios, fixed charge coverage ratios and leverage ratios.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The following table reflects the changes in the carrying amount of mortgage loans payable, net for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Beginning balance	$1,302,396	$1,229,847
Additions:
Borrowings under mortgage loans payable	61,942	85,477
Assumption of mortgage loans payable due to acquisition of real estate investments, net	127,254	—
Amortization of deferred financing costs	1,955	1,690
Amortization of discount/premium on mortgage loans payable, net	3,699	2,662
Deductions:
Scheduled principal payments on mortgage loans payable	(15,219)	(59,931)
Early payoff of mortgage loans payable	(195,972)	(9,809)
Payoff of a mortgage loan payable due to disposition of real estate investment	—	(26,856)
Deferred financing costs	(3,202)	(1,842)
Ending balance	$1,282,853	$1,221,238
For the three and nine months ended September 30, 2024, we incurred an aggregate loss on the early extinguishment of mortgage loans payable of $157,000 and $872,000, respectively, which is recorded as an increase to interest expense in our accompanying condensed consolidated statements of operations and comprehensive loss. Such aggregate loss was primarily related to the payoff of mortgage loans payable in February 2024 of approximately $176,145,000 using the net proceeds from the February 2024 Offering. For the three and nine months ended September 30, 2023, we incurred a loss on the early extinguishment of mortgage loan payable of $345,000, which is recorded as an increase to interest expense in our accompanying condensed consolidated statements of operations and comprehensive loss. Such loss was related to the payoff of a mortgage loan payable due to the disposition of a real estate investment in August 2023.
As of September 30, 2024, the principal payments due on our mortgage loans payable for the remaining three months ending December 31, 2024 and for each of the next four years ending December 31, and thereafter were as follows (in thousands):

Year	Amount
2024	$33,036
2025	303,345
2026	159,437
2027	56,716
2028	139,961
Thereafter	615,207
Total	$1,307,702
9. Lines of Credit and Term Loan
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
As of September 30, 2024, our aggregate borrowing capacity under the 2024 Credit Facility was $1,150,000,000, excluding the $25,000,000 standby letters of credit described above. As of September 30, 2024, borrowings outstanding under the 2024 Credit Facility totaled $596,500,000 ($595,938,000, net of deferred financing costs related to the senior unsecured term loan facility portion of the 2024 Credit Facility), and the weighted average interest rate on such borrowings outstanding was 6.39% per annum.
Trilogy Credit Facility
We, through Trilogy RER, LLC, are party to an amended loan agreement, or the Trilogy Credit Agreement, by and among certain subsidiaries of Trilogy OpCo, LLC, Trilogy RER, LLC, and Trilogy Pro Services, LLC; KeyBank; CIT Bank, N.A.; Regions Bank; KeyBanc Capital Markets, Inc.; Regions Capital Markets; Bank of America; The Huntington National Bank; and a syndicate of other banks, as lenders named therein, with respect to a senior secured revolving credit facility that had an aggregate maximum principal amount of $400,000,000, consisting of: (i) a $365,000,000 secured revolver supported by real estate assets and ancillary business cash flow and (ii) a $35,000,000 accounts receivable revolving credit facility supported by eligible accounts receivable, or the Trilogy Credit Facility. The proceeds of the Trilogy Credit Facility may be used for acquisitions, debt repayment and general corporate purposes. The maximum principal amount of the Trilogy Credit Facility

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
could be increased by up to $100,000,000, for a total principal amount of $500,000,000, subject to certain conditions. Unless defined herein, all capitalized terms under this “Trilogy Credit Facility” subsection are defined in the Trilogy Credit Agreement, as amended.
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
As of both September 30, 2024 and December 31, 2023, our aggregate borrowing capacity under the Trilogy Credit Facility was $400,000,000. As of September 30, 2024 and December 31, 2023, borrowings outstanding under the Trilogy Credit Facility totaled $32,000 and $309,823,000, respectively, and the weighted average interest rate on such borrowings outstanding was 7.95% and 8.20% per annum, respectively.
10. Derivative Financial Instruments
We use derivative financial instruments to manage interest rate risk associated with variable-rate debt. We recorded such derivative financial instruments in our accompanying condensed consolidated balance sheets as either an asset or a liability, as applicable, measured at fair value. The following table lists the derivative financial instruments held by us as of September 30, 2024 and December 31, 2023, which were included in other assets and other liabilities in our accompanying condensed consolidated balance sheets (dollars in thousands):

						Fair Value
Instrument	Notional Amount	Index	Interest Rate	Effective Date	Maturity Date	September 30, 2024	December 31, 2023
Swap	$275,000	One Month Term SOFR	3.74%	02/01/23	01/19/26	$(361)	$1,463
Swap	$275,000	One Month Term SOFR	4.41%	08/08/23	01/19/26	(2,727)	(2,178)
Swap	$200,000	One Month Term SOFR	4.40%	01/05/24	06/05/25	—	(211)
						$(3,088)	$(926)
As of both September 30, 2024 and December 31, 2023, none of our derivative financial instruments were designated as hedges. Derivative financial instruments not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements. On September 20, 2024, we terminated one interest rate swap that would have matured on June 5, 2025 and had a notional amount of $200,000,000. We paid a fee of $415,000 related to such contract termination, which is recorded as loss on the early extinguishment of derivatives and included as an increase to interest expense in our accompanying condensed consolidated statements of operations and comprehensive loss. For the three months ended September 30, 2024 and 2023, we recorded a net (loss) gain in the fair value of derivative financial instruments of $(8,967,000) and $3,402,000, respectively, and for the nine months ended September 30, 2024 and 2023, we recorded a net (loss) gain in the fair value of derivative financial instruments of $(2,162,000) and $8,200,000, respectively, as a (increase)/decrease to total interest expense in our accompanying condensed consolidated statements of operations and comprehensive loss related to the change in the fair value of our derivative financial instruments.
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
12. Redeemable Noncontrolling Interests
As of September 30, 2024 and December 31, 2023, we, through our direct and indirect subsidiaries, owned a 98.5% and 95.0%, respectively, general partnership interest in our operating partnership, and the remaining 1.5% and 5.0%, respectively, limited partnership interest in our operating partnership was owned by limited partners. Some of the limited partnership units outstanding, which accounted for approximately 1.0% of our total operating partnership units outstanding as of December 31, 2023, had redemption features outside of our control and were accounted for as redeemable noncontrolling interests presented outside of permanent equity in our accompanying condensed consolidated balance sheet. As a result of the closing of the February 2024 Offering and listing of our Common Stock on the NYSE, such redemption features are no longer outside of our control, and we reclassed the carrying amount of such interests as of such date to noncontrolling interests in total equity in our accompanying condensed consolidated balance sheet. Further, additional paid-in capital was adjusted to reflect such change in presentation of limited partners interests. See Note 13, Equity — Noncontrolling Interests in Total Equity, for a further discussion.
As of December 31, 2023, we, through Trilogy REIT Holdings LLC, or Trilogy REIT Holdings, in which we indirectly held a 76.0% ownership interest, owned approximately 97.5% of the outstanding equity interests of Trilogy. As of December 31, 2023, certain members of Trilogy’s management and certain members of an advisory committee to Trilogy’s board of directors owned approximately 2.5% of the outstanding equity interests of Trilogy. We accounted for such equity interests as redeemable noncontrolling interests or other liabilities in our accompanying condensed consolidated balance sheets in accordance with FASB, Accounting Standards Codification, or ASC, Topic 480-10-S99-3A, given certain features associated with such equity interests. In January 2024, we redeemed equity interests in Trilogy that were accounted for as other liabilities and owned by a member of Trilogy’s advisory committee for $25,312,000 in cash. In April 2024, we redeemed all the remaining equity interests in Trilogy owned by members of Trilogy management and certain members of Trilogy’s advisory committee, including the redemption of Trilogy Profit Interests, as defined and described at Note 13, Equity — Noncontrolling Interests in Total Equity — Other Noncontrolling Interests, for an aggregate $10,771,000 in cash. For the nine months ended September 30, 2023, we redeemed the equity interests owned by certain members of Trilogy’s management for an aggregate of $15,954,000. As of September 30, 2024, there were no outstanding equity interests of Trilogy owned by members of Trilogy’s management or members of Trilogy’s advisory committee.
As of September 30, 2024 and December 31, 2023, we own, through our operating partnership, approximately 98.0% of the joint ventures with an affiliate of Meridian Senior Living, LLC, or Meridian, that own Pinnacle Beaumont ALF and Pinnacle Warrenton ALF. The noncontrolling interests held by Meridian have redemption features outside of our control and are accounted for as redeemable noncontrolling interests in our accompanying condensed consolidated balance sheets.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Beginning balance	$33,843	$81,598
Reclassification from equity	21	62
Reclassification to equity	(15,303)	—
Distributions	(3)	(1,083)
Redemption of redeemable noncontrolling interests	(10,771)	(15,954)
Adjustment to redemption value	(7,539)	(4,098)
Net loss attributable to redeemable noncontrolling interests	(28)	(564)
Ending balance	$220	$59,961
13. Equity
Preferred Stock
Pursuant to our charter, we are authorized to issue 200,000,000 shares of our preferred stock, $0.01 par value per share. As of both September 30, 2024 and December 31, 2023, no shares of preferred stock were issued and outstanding.
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
On February 9, 2024, we closed the February 2024 Offering and issued 64,400,000 shares of Common Stock, $0.01 par value per share, for a total of $772,800,000 in gross offering proceeds, including the exercise in full of the underwriters’ overallotment option to purchase up to an additional 8,400,000 shares of Common Stock. In conjunction with the February 2024 Offering, such shares of Common Stock were listed on the NYSE and began trading on February 7, 2024. We received $724,625,000 in net offering proceeds, after deducting the underwriting discount, which was primarily used to repay $176,145,000 of mortgage loans payable and $545,010,000 on our lines of credit in February 2024. The underwriting discount and other costs related to the February 2024 Offering were offset against gross proceeds received and included as a component of additional paid-in capital in our accompanying condensed consolidated balance sheet as of September 30, 2024.
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
On September 20, 2024, we closed the September 2024 Offering and issued 20,010,000 shares of Common Stock, $0.01 par value per share, for a total of $471,236,000 in gross offering proceeds, including the exercise in full of the underwriters’ overallotment option to purchase up to an additional 2,610,000 shares of Common Stock. In conjunction with the September 2024 Offering, such shares of Common Stock were listed on the NYSE and began trading on September 19, 2024. We received $451,207,000 in net offering proceeds, after deducting the underwriting discount, which was used to: (i) exercise our option to purchase our joint venture partner’s 24.0% minority membership interest in Trilogy REIT Holdings; (ii) repay $116,000,000 of borrowings outstanding under the Trilogy Credit Facility; and (iii) repay $78,000,000 of borrowings outstanding under the 2024 Credit Facility. See “Noncontrolling Interests in Total Equity – Membership Interest in Trilogy REIT Holdings” below for a further discussion of the purchase of such joint venture interest. The underwriting discount and other costs related to the September 2024 Offering were offset against gross proceeds received and included as a component of additional paid-in capital in our accompanying condensed consolidated balance sheet as of September 30, 2024.

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
We did not repurchase any shares of our common stock pursuant to our share repurchase plan for the three and nine months ended September 30, 2024 and for the three months ended September 30, 2023. For the nine months ended September 30, 2023, we repurchased 1,681 shares of common stock for an aggregate of $62,000 at a repurchase price of $37.16 per share, pursuant to our share repurchase plan. Such repurchase requests were submitted prior to the suspension of our share repurchase plan.
Noncontrolling Interests in Total Equity
Membership Interest in Trilogy REIT Holdings
As of December 31, 2023, Trilogy REIT Holdings owned approximately 97.5% of Trilogy. We were the indirect owner of a 76.0% interest in Trilogy REIT Holdings pursuant to an amended joint venture agreement with an indirect, wholly-owned subsidiary of NorthStar Healthcare Income, Inc., or NHI. We serve as the managing member of Trilogy REIT Holdings. As of December 31, 2023, NHI indirectly owned a 24.0% membership interest in Trilogy REIT Holdings, and as such, for the three and nine months ended September 30, 2023, 24.0% of the net earnings of Trilogy REIT Holdings were allocated to noncontrolling interests.
On November 3, 2023, we entered into a Membership Interest Purchase Agreement, or the MIPA, with subsidiaries of NHI, which provided us with the option to purchase their 24.0% minority membership interest in Trilogy REIT Holdings. On September 20, 2024, using the net proceeds from the September 2024 Offering, we exercised our option to purchase all of the 24.0% minority membership interest in Trilogy REIT Holdings that was owned by NHI, for a total all-cash purchase price of $258,001,000. Such purchase price reflects a “base” purchase price of $247,000,000 and a supplemental payment of approximately $11,001,000 relating to NHI’s pro-rata share of Trilogy REIT Holdings’ budgeted distributions to its members during the pre-exercise period relative to NHI’s actual distributions received during that period. In connection with such purchase and as of September 20, 2024, we own 100% of Trilogy REIT Holdings and indirectly own 100% of Trilogy. Previously, from January 1, 2024 through September 19, 2024, 24.0% of the net earnings of Trilogy REIT Holdings were allocated to noncontrolling interests.
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
In April 2024, we redeemed all the remaining Profit Interests for cash. See Note 12, Redeemable Noncontrolling Interests, for a further discussion of our redemption of the Profit Interests. For the three months ended September 30, 2024 and 2023, we recognized stock compensation expense related to the time-based Profit Interests of $0 and $21,000, respectively. For the nine months ended September 30, 2024 and 2023, we recognized stock compensation expense related to the time-based Profit Interests of $21,000 and $62,000, respectively.
As of December 31, 2023, we owned an 86.0% interest in a consolidated limited liability company that owned Lakeview IN Medical Plaza. On February 6, 2024, we purchased the remaining 14.0% membership interest in the consolidated limited liability company that owned Lakeview IN Medical Plaza from an unaffiliated third party for a contract purchase price of $441,000. In connection with such purchase and as of such date, we own a 100% interest in such limited liability company. As such, from January 1, 2024 through February 5, 2024, and for both the three and nine months ended September 30, 2023, 14.0% of the net earnings of Lakeview IN Medical Plaza were allocated to noncontrolling interests.
As discussed in Note 1, Organization and Description of Business, as of September 30, 2024 and December 31, 2023, we, through our direct and indirect subsidiaries, owned a 98.5% and 95.0%, respectively, general partnership interest in our operating partnership and the remaining 1.5% and 5.0%, respectively, OP units in our operating partnership were owned by limited partners. Some of the limited partnership units outstanding, which accounted for approximately 1.0% of our total operating partnership units outstanding as of December 31, 2023, had redemption features outside of our control and were accounted for as redeemable noncontrolling interests presented outside of permanent equity in our accompanying condensed consolidated balance sheet. As a result of the closing of the February 2024 Offering and listing of our Common Stock on the NYSE, such redemption features are no longer outside of our control and we reclassed the remaining carrying amount of such redeemable noncontrolling interests as of such date to noncontrolling interests in total equity. On August 19, 2024, Platform Healthcare Investor T-II, LLC redeemed all of its OP units in exchange for 1,216,571 shares of our Common Stock on a one-for-one basis, and as a result, is no longer a limited partner of our operating partnership. Therefore, as of September 30, 2024, 1.5% of our total operating partnership units outstanding is presented as noncontrolling interests in total equity in our accompanying condensed consolidated balance sheet. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.
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
Restricted common stock
Pursuant to the AHR Incentive Plan, through September 30, 2024, we granted an aggregate of 1,287,681 shares of our restricted common stock, or RSAs, as defined in the AHR Incentive Plan, which included restricted Common Stock, restricted Class T common stock and restricted Class I common stock. RSAs were granted to our independent directors in connection with their initial election or re-election to our board or in consideration of their past services rendered, as well as to certain executive officers and key employees. The number of RSAs granted through September 30, 2024 above includes an aggregate of 972,222 RSAs we granted in February 2024 to independent directors, executive officers and certain employees upon completion of the February 2024 Offering. RSAs generally have a vesting period of up to four years and are subject to continuous service through the vesting dates.
Restricted stock units
Pursuant to the AHR Incentive Plan, through September 30, 2024, we granted to our executive officers an aggregate 320,780 of performance-based restricted stock units, or PBUs, representing the right to receive shares of our common stock upon vesting. We also granted to our executive officers and certain employees 408,033 time-based restricted stock units, or TBUs, representing the right to receive shares of our common stock upon vesting. PBUs and TBUs are collectively referred to as RSUs. RSUs granted to executive officers and employees generally have a vesting period of up to three years and are subject to continuous service through the vesting dates and any performance conditions, as applicable.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
A summary of the status of our nonvested RSAs and RSUs as of September 30, 2024 and December 31, 2023, and the changes for the nine months ended September 30, 2024 is presented below:

	Number of Nonvested RSAs	Weighted Average Grant Date Fair Value - RSAs	Number of Nonvested RSUs		Weighted Average Grant Date Fair Value - RSUs
Balance — December 31, 2023	147,044	$35.99	228,081		$32.43
Granted	972,222	$13.12	477,008		$14.57
Vested	(26,376)	$31.92	(54,010)	(1)	$31.98
Forfeited/cancelled	(6)	$36.90	(727)		$37.16
Balance — September 30, 2024	1,092,884	$15.74	650,352		$19.36
___________
(1)Amount includes 4,959 shares of common stock that were withheld to satisfy employee tax withholding requirements associated with the vesting of RSUs during the nine months ended September 30, 2024.
For the three months ended September 30, 2024 and 2023, we recognized stock compensation expense related to awards granted pursuant to the AHR Incentive Plan of $2,630,000 and $1,558,000, respectively. For the nine months ended September 30, 2024 and 2023, we recognized stock compensation expense related to awards granted pursuant to the AHR Incentive Plan of $7,309,000 and $4,173,000, respectively. Such expense was based on the grant date fair value for time-based awards and for performance-based awards that are probable of vesting, which fair value calculation used the most recently published estimated per share net asset value for awards granted prior to the February 2024 Offering, and the closing market price of our listed Common Stock commencing with awards granted effective as of the February 2024 Offering date. Stock compensation expense is included in general and administrative expenses in our accompanying condensed consolidated statements of operations and comprehensive loss.
14. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2024, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivative financial instruments	$—	$(3,088)	$—	$(3,088)
Total liabilities at fair value	$—	$(3,088)	$—	$(3,088)

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
There were no transfers into and out of fair value measurement levels during the nine months ended September 30, 2024 and 2023.
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
Although we determined that the majority of the inputs used to value our derivative financial instruments fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this instrument utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of September 30, 2024, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The fair value of our debt security investment is estimated using a discounted cash flow analysis using interest rates available to us for investments with similar terms and maturities. The fair values of our mortgage loans payable and our lines of credit and term loan are estimated using discounted cash flow analyses using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that the valuations of our debt security investment, mortgage loans payable and lines of credit and term loan are classified in Level 2 within the fair value hierarchy. The carrying amounts and estimated fair values of such financial instruments as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Financial Assets:
Debt security investment	$90,144	$93,246	$86,935	$93,304
Financial Liabilities:
Mortgage loans payable	$1,282,853	$1,166,413	$1,302,396	$1,185,260
Lines of credit and term loan	$591,490	$596,903	$1,220,137	$1,225,890
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
We recognize the effects of an uncertain tax position on the financial statements, when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of both September 30, 2024 and December 31, 2023, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of both September 30, 2024 and December 31, 2023, our valuation allowance fully reserves the net deferred tax assets due to historical losses and inherent uncertainty of future income. We will continue to monitor industry and economic conditions and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
16. Leases
Lessor
We have operating leases with tenants that expire at various dates through 2050. For the three months ended September 30, 2024 and 2023, we recognized $45,168,000 and $45,582,000, respectively, of revenues related to operating lease payments, of which $8,975,000 and $9,800,000, respectively, was for variable lease payments. For the nine months ended September 30, 2024 and 2023, we recognized $136,382,000 and $137,101,000, respectively, of revenues related to operating lease payments, of which $27,776,000 and $29,551,000, respectively, was for variable lease payments. As of September 30, 2024, the following table sets forth the undiscounted cash flows for future minimum base rents due under operating leases for the remaining three months ending December 31, 2024 and for each of the next four years ending December 31 and thereafter for properties that we wholly own (in thousands):

Year	Amount
2024	$34,932
2025	134,056
2026	125,609
2027	119,660
2028	107,856
Thereafter	508,821
Total	$1,030,934
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The components of lease costs were as follows (in thousands):

		Three Months Ended September 30,
Lease Cost	Classification	2024	2023
Operating lease cost(1)	Property operating expenses, rental expenses or general and administrative expenses	$9,060	$11,049
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	556	334
Interest on lease liabilities	Interest expense	156	82
Sublease income	Resident fees and services revenue or other income	(144)	(97)
Total lease cost		$9,628	$11,368

		Nine Months Ended September 30,
Lease Cost	Classification	2024	2023
Operating lease cost(1)	Property operating expenses, rental expenses or general and administrative expenses	$29,212	$34,445
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	1,672	934
Interest on lease liabilities	Interest expense	464	239
Sublease income	Resident fees and services revenue or other income	(436)	(425)
Total lease cost		$30,912	$35,193
___________
(1)Includes short-term leases and variable lease costs, which are immaterial.
Additional information related to our leases for the periods presented below was as follows (dollars in thousands):

Lease Term and Discount Rate	September 30, 2024	December 31, 2023
Weighted average remaining lease term (in years):
Operating leases	12.1	12.2
Finance leases	1.2	1.5
Weighted average discount rate:
Operating leases	5.85%	5.76%
Finance leases	8.22%	7.78%

	Nine Months Ended September 30,
Supplemental Disclosure of Cash Flows Information	2024	2023
Operating cash outflows related to finance leases	$467	$239
Financing cash outflows related to finance leases	$63	$50
Right-of-use assets obtained in exchange for operating lease liabilities	$4,322	$6,153

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Operating Leases
As of September 30, 2024, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the remaining three months ending December 31, 2024 and for each of the next four years ending December 31 and thereafter, as well as the reconciliation of those cash flows to operating lease liabilities on our accompanying condensed consolidated balance sheet (in thousands):

Year	Amount
2024	$8,055
2025	31,314
2026	31,000
2027	31,972
2028	31,923
Thereafter	136,396
Total undiscounted operating lease payments	270,660
Less: interest	96,447
Present value of operating lease liabilities	$174,213
Finance Leases
As of September 30, 2024, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the remaining three months ending December 31, 2024 and for each of the next four years ending December 31 and thereafter, as well as a reconciliation of those cash flows to finance lease liabilities (in thousands):

Year	Amount
2024	$8
2025	31
2026	—
2027	—
2028	—
Thereafter	—
Total undiscounted finance lease payments	39
Less: interest	2
Present value of finance lease liabilities	$37
17. Segment Reporting
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
While we believe that net income or loss, as defined by GAAP, is the most appropriate earnings measurement, our chief operating decision maker evaluates performance of our combined properties in each reportable business segment and determines how to allocate resources to those segments, primarily based on net operating income, or NOI, for each segment. We define segment NOI as total revenues and grant income, less property operating expenses and rental expenses, which excludes depreciation and amortization, general and administrative expenses, business acquisition expenses, interest expense, gain or loss in fair value of derivative financial instruments, gain or loss on dispositions of real estate investments, impairment of real estate investments, impairment of intangible assets and goodwill, income or loss from unconsolidated entities, gain on re-measurement of previously held equity interests, foreign currency gain or loss, other income or expense and income tax benefit or expense for each segment. We believe that segment NOI serves as an appropriate supplemental performance measure to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis.
Interest expense, depreciation and amortization and other expenses not attributable to individual properties are not allocated to individual segments for purposes of assessing segment performance. Non-segment assets primarily consist of corporate assets, including cash and cash equivalents, other receivables, deferred financing costs and other assets not attributable to individual properties.
Summary information for the reportable segments during the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Integrated Senior Health Campuses	SHOP	OM	Triple-Net Leased Properties	Three Months Ended September 30, 2024
Revenues:
Resident fees and services	$409,626	$67,208	$—	$—	$476,834
Real estate revenue	—	—	33,715	13,265	46,980
Total revenues	409,626	67,208	33,715	13,265	523,814
Expenses:
Property operating expenses	361,227	55,901	—	—	417,128
Rental expenses	—	—	12,649	501	13,150
Segment net operating income	$48,399	$11,307	$21,066	$12,764	$93,536
Expenses:
General and administrative					$11,921
Business acquisition expenses					3,537
Depreciation and amortization					44,246
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium, and loss on debt and derivative extinguishments)					(30,395)
Loss in fair value of derivative financial instruments					(8,967)
Loss on disposition of real estate investment					(4)
Loss from unconsolidated entities					(2,123)
Foreign currency gain					2,689
Other income, net					2,138
Total net other expense					(36,662)
Loss before income taxes					(2,830)
Income tax expense					(263)
Net loss					$(3,093)

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Integrated Senior Health Campuses	SHOP	OM	Triple-Net Leased Properties	Three Months Ended September 30, 2023
Revenues and grant income:
Resident fees and services	$372,291	$43,915	$—	$—	$416,206
Real estate revenue	—	—	35,688	11,282	46,970
Grant income	1,064	—	—	—	1,064
Total revenues and grant income	373,355	43,915	35,688	11,282	464,240
Expenses:
Property operating expenses	335,563	39,040	—	—	374,603
Rental expenses	—	—	13,690	884	14,574
Segment net operating income	$37,792	$4,875	$21,998	$10,398	$75,063
Expenses:
General and administrative					$11,342
Business acquisition expenses					1,024
Depreciation and amortization					49,273
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishment)					(42,005)
Gain in fair value of derivative financial instruments					3,402
Gain on dispositions of real estate investments, net					31,981
Impairment of real estate investments					(12,510)
Loss from unconsolidated entities					(505)
Foreign currency loss					(1,704)
Other income					1,755
Total net other expense					(19,586)
Loss before income taxes					(6,162)
Income tax expense					(284)
Net loss					$(6,446)

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Integrated Senior Health Campuses	SHOP	OM	Triple-Net Leased Properties	Nine Months Ended September 30, 2024
Revenues:
Resident fees and services	$1,196,522	$190,443	$—	$—	$1,386,965
Real estate revenue	—	—	101,464	39,499	140,963
Total revenues	1,196,522	190,443	101,464	39,499	1,527,928
Expenses:
Property operating expenses	1,060,835	162,486	—	—	1,223,321
Rental expenses	—	—	38,409	1,791	40,200
Segment net operating income	$135,687	$27,957	$63,055	$37,708	$264,407
Expenses:
General and administrative					$35,495
Business acquisition expenses					6,334
Depreciation and amortization					132,277
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt and derivative extinguishments)					(97,429)
Loss in fair value of derivative financial instruments					(2,162)
Gain on dispositions of real estate investments, net					2,257
Loss from unconsolidated entities					(4,363)
Foreign currency gain					2,345
Other income, net					7,107
Total net other expense					(92,245)
Loss before income taxes					(1,944)
Income tax expense					(1,227)
Net loss					$(3,171)

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Integrated Senior Health Campuses	SHOP	OM	Triple-Net Leased Properties	Nine Months Ended September 30, 2023
Revenues and grant income:
Resident fees and services	$1,096,917	$138,541	$—	$—	$1,235,458
Real estate revenue	—	—	109,811	31,323	141,134
Grant income	7,445	—	—	—	7,445
Total revenues and grant income	1,104,362	138,541	109,811	31,323	1,384,037
Expenses:
Property operating expenses	992,620	124,678	—	—	1,117,298
Rental expenses	—	—	42,025	2,397	44,422
Segment net operating income	$111,742	$13,863	$67,786	$28,926	$222,317
Expenses:
General and administrative					$36,169
Business acquisition expenses					2,244
Depreciation and amortization					138,644
Other income (expense):
Interest expense:
Interest expense (including amortization of deferred financing costs, debt discount/premium and loss on debt extinguishments)					(122,006)
Gain in fair value of derivative financial instruments					8,200
Gain on dispositions of real estate investments, net					29,777
Impairment of real estate investments					(12,510)
Loss from unconsolidated entities					(924)
Gain on re-measurement of previously held equity interest					726
Foreign currency gain					372
Other income					5,952
Total net other expense					(90,413)
Loss before income taxes					(45,153)
Income tax expense					(775)
Net loss					$(45,928)
Total assets by reportable segment as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024	December 31, 2023
Integrated senior health campuses	$2,224,315	$2,197,762
OM	1,197,920	1,232,310
SHOP	745,858	630,373
Triple-net leased properties	497,291	502,836
Other	11,628	14,652
Total assets	$4,677,012	$4,577,933

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of both September 30, 2024 and December 31, 2023, goodwill of $168,177,000, $47,812,000 and $18,953,000 was allocated to our integrated senior health campuses, OM and triple-net leased properties segments, respectively.
Our portfolio of properties and other investments are located in the United States, the UK and Isle of Man. Revenues and grant income and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for our operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues and grant income:
United States	$522,218	$463,053	$1,522,902	$1,380,542
International	1,596	1,187	5,026	3,495
	$523,814	$464,240	$1,527,928	$1,384,037
The following is a summary of real estate investments, net by geographic regions as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Real estate investments, net:
United States	$3,491,132	$3,382,115
International	44,811	43,323
	$3,535,943	$3,425,438
18. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily our debt security investment, cash and cash equivalents, restricted cash and accounts and other receivables. We are exposed to credit risk with respect to our debt security investment, but we believe collection of the outstanding amount is probable. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants and residents is limited. We perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases as of September 30, 2024, properties in three states in the United States accounted for 10.0% or more of our total consolidated property portfolio’s annualized base rent or annualized NOI, which is based on contractual base rent from leases in effect for our non-RIDEA properties and annualized NOI for our SHOP and integrated senior health campuses as of September 30, 2024. Properties located in Indiana, Ohio and Kentucky accounted for 28.7%, 12.5% and 12.3%, respectively, of our total consolidated property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
Based on leases in effect as of September 30, 2024, our integrated senior health campuses, OM, SHOP and triple-net leased properties segments accounted for 55.8%, 23.4%, 11.3% and 9.5%, respectively, of our total consolidated property portfolio’s annualized base rent or annualized NOI. As of September 30, 2024, none of our tenants at our properties accounted for 10.0% or more of our total consolidated property portfolio’s annualized base rent or annualized NOI.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
19. Earnings Per Share
Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all dilutive securities, if any. TBUs, nonvested shares of our RSAs and limited OP units are participating securities and give rise to potentially dilutive shares of our common stock.
For the three and nine months ended September 30, 2024, 2,933,361 and 3,311,054 limited OP units, respectively, and for both the three and nine months ended September 30, 2023, 3,501,976 limited OP units, were excluded from the computation of diluted earnings (loss) per share because such units were anti-dilutive during these periods. For the three months ended September 30, 2024 and 2023, 1,092,886 and 186,868 nonvested RSAs, respectively, and for the nine months ended September 30, 2024 and 2023, 969,889 and 185,193 nonvested RSAs, respectively, were excluded from the computation of diluted earnings (loss) per share because such restricted stock awards were anti-dilutive during these periods. For the three months ended September 30, 2024 and 2023, 341,098 and 163,058 nonvested TBUs, respectively, and for the nine months ended September 30, 2024 and 2023, 286,314 and 113,987 nonvested TBUs, respectively, were excluded from the computation of diluted earnings (loss) per share because such restricted stock awards were anti-dilutive during these periods.
For the three months ended September 30, 2024 and 2023, 309,254 and 70,751 nonvested PBUs, respectively, and for the nine months ended September 30, 2024 and 2023, 236,137 and 56,800 nonvested PBUs, respectively, were treated as contingently issuable shares pursuant to ASC Topic 718, Compensation — Stock Compensation. Such contingently issuable shares were excluded from the computation of diluted earnings (loss) per share because they were antidilutive during the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to American Healthcare REIT, Inc. and its subsidiaries, including American Healthcare REIT Holdings, LP, except where otherwise noted.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to promote understanding of our results of operations and financial condition. Such discussion is provided as a supplement to, and should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2023 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or SEC, on March 22, 2024. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of September 30, 2024 and December 31, 2023, together with our results of operations for the three and nine months ended September 30, 2024 and 2023 and cash flows for the nine months ended September 30, 2024 and 2023. Our results of operations and financial condition, as reflected in the accompanying condensed consolidated financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors that could affect the ongoing viability of our tenants and residents. During the quarter ended December 31, 2023, we modified how we evaluate our business and make resource allocations, and therefore determined that we operate through four reportable business segments: integrated senior health campuses, outpatient medical, or OM, (which was formerly known as medical office buildings, or MOBs), triple-net leased properties and senior housing operating properties, or SHOP. All segment information included in this Quarterly Report on Form 10-Q has been recast for all periods presented to reflect four reportable business segments and the change in segment name from MOBs to OM. The segment name change from MOBs to OM did not result in any changes to the composition of such segment or information reviewed by management, and therefore, had no impact on the historical results of operations.
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
Any such forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate, and beliefs of, and assumptions made by, our management and involve uncertainties that could significantly affect our financial results. Such statements include, but are not limited to: (i) statements about our plans, strategies, initiatives and prospects, including any future capital-raising initiatives and planned or future acquisitions or dispositions of properties and other assets; and (ii) statements about our future results of operations, capital expenditures and liquidity. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs, and regulations or proposed regulations governing the operations and sales of health care properties; the availability of capital; our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due; our ability to maintain our qualification as a REIT for U.S. federal income tax purposes; changes in interest rates, and foreign currency risk; competition in the real estate industry; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the success of our investment strategy; cybersecurity incidents and information technology failures, including unauthorized access to our computer systems and/or our vendors’ computer systems and our third-party management companies’ computer systems and/or their vendors’ computer systems; our ability to retain our executive officers and key employees; unexpected labor costs and inflationary pressures; and those risks identified in Item 1A, Risk Factors in our 2023 Annual Report on Form 10-K, as filed with the SEC on March 22, 2024, this Quarterly Report on Form 10-Q, and any future filings we make with the SEC. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date on which such statements are made, and undue reliance should not be placed on such statements. We undertake no obligation to update any such statements that may become untrue because of subsequent events. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview and Background
American Healthcare REIT, Inc., a Maryland corporation, is a self-managed REIT that acquires, owns and operates a diversified portfolio of clinical healthcare real estate properties, focusing primarily on outpatient medical buildings, senior housing, skilled nursing facilities, or SNFs, and other healthcare-related facilities. We have built a fully-integrated management platform, with approximately 114 employees, that operates clinical healthcare properties throughout the United States, the United Kingdom and the Isle of Man. We operate our integrated senior health campuses and SHOP utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure. We have also originated and acquired secured loans and may originate or acquire other real estate-related investments in the future on an infrequent and opportunistic basis. We generally seek investments that produce current income; however, we have selectively developed, and may continue to selectively develop, healthcare real estate properties. We have elected to be taxed as a REIT for U.S. federal income tax purposes. We believe that we have been organized and operated, and we intend to continue to operate, in conformity with the requirements for qualification and taxation as a REIT under the Code.
Operating Partnership
We conduct substantially all of our operations through American Healthcare REIT Holdings, LP, or our operating partnership, and we are the sole general partner of our operating partnership. As of December 31, 2023, we owned 95.0% of the operating partnership units, or OP units, in our operating partnership, and the remaining 5.0% OP units were owned by the following limited partners: AHI Group Holdings, LLC, which is owned and controlled by Jeffrey T. Hanson, the non-executive Chairman of our board of directors, or our board, Danny Prosky, our Chief Executive Officer, President and director, and Mathieu B. Streiff, one of our directors; Platform Healthcare Investor T-II, LLC; Flaherty Trust; and a wholly-owned subsidiary of Griffin Capital Company, LLC. On August 19, 2024, Platform Healthcare Investor T-II, LLC redeemed all of its OP units in exchange for 1,216,571 shares of our Common Stock on a one-for-one basis, and as a result, is no longer a limited partner of our operating partnership. As of September 30, 2024, we owned 98.5% of the OP units in our operating partnership, and the remaining 1.5% of the OP units were owned by the remaining limited partners. See Note 12, Redeemable Noncontrolling Interests, and Note 13, Equity — Noncontrolling Interests in Total Equity, to our accompanying condensed consolidated financial statements for a further discussion of the ownership in our operating partnership.
Public Offerings and Listing
We issued an aggregate 65,445,557 shares of Class T common stock and Class I common stock, for a total of $2,737,716,000 in gross offering proceeds, since February 26, 2014 in our initial public offerings and our distribution reinvestment plan, or DRIP, offerings. Our initial public offerings were terminated as of April 2019.
On February 9, 2024, pursuant to a Registration Statement filed with the SEC on Form S-11 (File No. 333-267464), as amended, we closed our underwritten public offering, or the February 2024 Offering, through which we issued 64,400,000 shares of Common Stock, for a total of $772,800,000 in gross offering proceeds. Such amounts include the exercise in full of the underwriters’ overallotment option to purchase up to an additional 8,400,000 shares of Common Stock. These shares are listed on the New York Stock Exchange, or NYSE, under the trading symbol “AHR” and began trading on February 7, 2024.
Following the closing of the February 2024 Offering and until August 5, 2024, we presented Common Stock, Class T common stock and Class I common stock, or collectively, common stock, as separate classes within our condensed consolidated balance sheets and condensed consolidated statements of equity. Any references to “Common Stock” in this Quarterly Report on Form 10-Q refer to our NYSE-listed shares sold through the February 2024 Offering or the September 2024 Offering, as defined below, whereas Class T common stock and Class I common stock refer to classes of common stock that were not listed. This applies to all historical periods presented herein. On August 5, 2024, 180 days after the listing of our Common Stock on the NYSE, each share of our Class T common stock and Class I common stock automatically converted into one share of our listed Common Stock.
On September 20, 2024, we closed our additional underwritten public offering, or the September 2024 Offering, under a prospectus supplement and related prospectus filed with the SEC pursuant to our effective shelf Registration Statement on Form S-3 (File No. 333-281488). Through the September 2024 Offering, we issued 20,010,000 shares of Common Stock, for a total of $471,236,000 in gross offering proceeds. Such amounts include the exercise in full of the underwriters’ overallotment option to purchase up to an additional 2,610,000 shares of Common Stock. These shares are listed on NYSE under the trading symbol “AHR” and began trading on September 19, 2024.
See Note 13, Equity, to our accompanying condensed consolidated financial statements, for a further discussion of our public offerings.

Our Real Estate Investments Portfolio
We currently operate through four reportable business segments: integrated senior health campuses, OM, SHOP and triple-net leased properties. As of September 30, 2024, we owned and/or operated 324 buildings and integrated senior health campuses, representing approximately 19,676,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $4,666,399,000. In addition, as of September 30, 2024, we also owned a real estate-related debt investment purchased for $60,429,000.
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
Inflation
During the nine months ended September 30, 2024 and 2023, inflation has affected our operations. The annual rate of inflation in the United States was 2.4% in September 2024 and 3.7% in September 2023, as measured by the Consumer Price Index. We believe inflation has impacted our operations such that we have experienced, and continue to experience, increases in the cost of labor, services, energy and supplies, and therefore continued inflationary pressures on our integrated senior health campuses and SHOP could continue to impact our profitability in future periods. To offset the impact of inflation on the cost of labor and services, we had our RIDEA managers bill higher than average annual rent and care fee increases for existing residents in 2023 and 2024, as compared to prior years, while adjusting market rates as frequently as needed based on competitor pricing and market conditions. We believe this practice will improve operating performance in our integrated senior health campuses and SHOP, as well as increase rent coverage and the stability of our real estate revenue in our triple-net leased properties over time.
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

In addition, inflation has also caused an increase in the cost of our variable-rate debt due to historically rising interest rates. See Item 3, Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk, of this Quarterly Report on Form 10-Q for further discussion.
Scheduled Lease Expirations
Excluding our SHOP and integrated senior health campuses, as of September 30, 2024, our properties were 91.0% leased, and, during the remainder of 2024, 2.8% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next twelve months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. As of September 30, 2024, our remaining weighted average lease term was 6.5 years, excluding our SHOP and integrated senior health campuses.
Our combined SHOP and integrated senior health campuses were 87.8% leased as of September 30, 2024. Substantially all of our leases with residents at such properties are for a term of one year or less.
Results of Operations
Comparison of Three and Nine Months Ended September 30, 2024 and 2023
Our operating results are primarily comprised of income derived from our portfolio of properties and expenses in connection with the acquisition and operation of such properties. Our primary sources of revenue include rent generated by our leased, non-RIDEA properties and resident fees and services revenue from our RIDEA properties. Our primary expenses include property operating expenses and rental expenses. In general, we expect such revenues and expenses related to our portfolio of RIDEA properties to increase in the future due to an overall increase in occupancies, resident fees and pricing of care services provided.
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. As of September 30, 2024, we operated through four reportable business segments: integrated senior health campuses, OM, SHOP and triple-net leased properties.
The most significant drivers behind changes in our consolidated results of operations for the three and nine months ended September 30, 2024 compared to the corresponding periods in 2023 were primarily due to: the increase in resident occupancies and billing rates, partially offset by the adverse effect of inflation, which resulted in increases in the cost of labor, services, energy and supplies; our acquisitions and dispositions of investments subsequent to September 30, 2023; and the transition of the operations of certain leased senior housing and skilled nursing facilities from triple-net leased properties to a managed portfolio utilizing a RIDEA structure. Additional information behind the changes in our consolidated results of operations is discussed in more detail below. See Note 2, Summary of Significant Accounting Policies — Properties Held for Sale, Note 3, Real Estate Investments, Net, and Note 4, Business Combinations, to our accompanying condensed consolidated financial statements for a further discussion of our acquisitions and dispositions during 2024. As of September 30, 2024 and 2023, we owned and/or operated the following types of properties (dollars in thousands):

	September 30,
	2024			2023
	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased % (1)	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased % (1)
Integrated senior health campuses	127	$2,030,482	88.2%	125	$1,943,134	85.5%
OM	86	1,239,845	88.1%	90	1,270,474	89.7%
SHOP	83	926,107	86.7%	46	729,767	80.7%
Triple-net leased properties	28	469,965	100%	37	542,565	100%
Total/weighted average(2)	324	$4,666,399	91.0%	298	$4,485,940	92.6%
___________
(1)Leased percentage includes all third-party leased space at our non-RIDEA properties (including master leases), except for our SHOP and integrated senior health campuses where leased percentage represents resident occupancy of the available units/beds therein.
(2)Weighted average leased percentage excludes our SHOP and integrated senior health campuses.

Revenues and Grant Income
Our primary sources of revenue include resident fees and services revenue generated by our RIDEA properties and rent from our leased, non-RIDEA properties. For the three and nine months ended September 30, 2024 and 2023, resident fees and services revenue primarily consisted of rental fees related to resident leases, extended health care fees and other ancillary services, and real estate revenue primarily consisted of base rent and expense recoveries. The amount of revenues generated by our RIDEA properties depends principally on our ability to maintain resident occupancy rates. The amount of revenues generated by our non-RIDEA properties is dependent on our ability to maintain tenant occupancy rates of currently leased space and to lease available space at the then existing rental rates. We also received grant income during the three and nine months ended September 30, 2023. Revenues and grant income by reportable segment consisted of the following for the periods then ended (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Resident Fees and Services Revenue
Integrated senior health campuses	$409,626	$372,291	$1,196,522	$1,096,917
SHOP	67,208	43,915	190,443	138,541
Total resident fees and services revenue	476,834	416,206	1,386,965	1,235,458
Real Estate Revenue
OM	33,715	35,688	101,464	109,811
Triple-net leased properties	13,265	11,282	39,499	31,323
Total real estate revenue	46,980	46,970	140,963	141,134
Grant Income
Integrated senior health campuses	—	1,064	—	7,445
Total grant income	—	1,064	—	7,445
Total revenues and grant income	$523,814	$464,240	$1,527,928	$1,384,037
Resident Fees and Services Revenue
For our integrated senior health campuses segment, we increased resident fees and services revenue by $37,335,000 and $99,605,000, respectively, for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, primarily due to: (i) increased resident occupancy and higher resident fees as a result of an increase in billing rates and levels of service; and (ii) an increase of $8,320,000 and $18,357,000, respectively, due to the expansion of our customer base, expansion of services offered and increases in billing rates for such services at ancillary business units within Trilogy Investors, LLC, or Trilogy.
For our SHOP segment, resident fees and services revenue increased $23,293,000 and $51,902,000, respectively, for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, primarily due to: (i) an increase of $11,893,000 and $31,418,000, respectively, due to the acquisition of 14 senior housing properties in February 2024; (ii) an increase of $4,028,000 and $12,367,000, respectively, due to the transitioning of leased senior housing facilities in our Michigan ALF Portfolio to a managed portfolio utilizing a RIDEA structure in November 2023; and (iii) an increase of $1,581,000 due to the acquisition of five senior housing properties in Washington in September 2024. Additionally, $5,102,000 of the increase in resident fees and services revenue for our SHOP segment for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily due to transitioning SNFs in our Central Wisconsin Senior Care Portfolio from triple-net leased properties to a managed portfolio utilizing a RIDEA structure in March 2023. The remaining increase in resident fees and services revenue for our SHOP segment was primarily attributable to increased resident occupancy and higher resident fees as a result of an increase in billing rates and levels of service. Such increases were partially offset by real estate dispositions within our SHOP segment in 2023 and 2024.

Real Estate Revenue
For the three months ended September 30, 2024, real estate revenue within our triple-net leased properties segment increased $1,983,000, as compared to the three months ended September 30, 2023, primarily due to the transitioning of the senior housing facilities in our Michigan ALF Portfolio to a managed portfolio utilizing a RIDEA structure in 2023 that resulted in the full amortization of $2,756,000 of above-market leases recorded against real estate revenue in the prior year. For the nine months ended September 30, 2024, real estate revenue within our triple-net leased properties segment increased $8,176,000, as compared to the nine months ended September 30, 2023, primarily due to transitioning each of the leased SNFs in our Central Wisconsin Senior Care Portfolio and the leased senior housing facilities in our Michigan ALF Portfolio to a managed portfolio utilizing a RIDEA structure in 2023 that resulted in the full amortization of an aggregate $10,829,000 of above-market leases recorded against real estate revenue in the prior year. Such increase was partially offset by a decrease in real estate revenue generated from our Michigan ALF Portfolio prior to such transition to a managed portfolio utilizing a RIDEA structure.
Real estate revenue for our OM segment decreased for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, primarily due to dispositions of OM buildings during 2023 and 2024 and a slight decrease in occupancy.
Grant Income
For both the three and nine months ended September 30, 2024, we did not recognize any grant income. For the three months and nine months ended September 30, 2023, we recognized $1,064,000 and $7,445,000, respectively, of grant income at our integrated senior health campuses related to government grants received through certain federal and state pandemic-related relief measures, such as reimbursement programs.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Property Operating Expenses
Integrated senior health campuses	$361,227	88.2%	$335,563	89.9%	$1,060,835	88.7%	$992,620	89.9%
SHOP	55,901	83.2%	39,040	88.9%	162,486	85.3%	124,678	90.0%
Total property operating expenses	$417,128	87.5%	$374,603	89.8%	$1,223,321	88.2%	$1,117,298	89.9%

Rental Expenses
OM	$12,649	37.5%	$13,690	38.4%	$38,409	37.9%	$42,025	38.3%
Triple-net leased properties	501	3.8%	884	7.8%	1,791	4.5%	2,397	7.7%
Total rental expenses	$13,150	28.0%	$14,574	31.0%	$40,200	28.5%	$44,422	31.5%
For the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, the increase in total property operating expenses for our integrated senior health campuses segment was predominately due to: (i) increased resident occupancy at the facilities within such segment; and (ii) an increase of $6,574,000 and $22,789,000, respectively, within Trilogy’s ancillary business unit due to higher labor costs associated with the expansion of services offered and inflation’s impact on labor costs and other operating expenses.

For the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, total property operating expenses for our SHOP segment increased primarily due to: (i) an increase of $10,666,000 and $27,588,000, respectively, due to the acquisition of 14 senior housing properties in February 2024; (ii) an increase of $4,442,000 and $13,350,000, respectively, due to the transitioning of the senior housing facilities in our Michigan ALF Portfolio from triple-net leased properties to a managed portfolio utilizing a RIDEA structure in November 2023; (iii) an increase of $975,000 due to the acquisition of five senior housing properties in Washington in September 2024; and (iv) increased resident occupancy at the facilities within such segment. Additionally, $3,900,000 of the increase in total property operating expenses for our SHOP segment for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily due to transitioning the SNFs in our Central Wisconsin Senior Care Portfolio from triple-net leased properties to a managed portfolio utilizing a RIDEA structure in March 2023. Such increases in total property operating expenses for our SHOP segment were partially offset by a decrease of $1,134,000 and $14,155,000, respectively, in total property operating expenses for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, due to real estate dispositions within our SHOP segment in 2023 and 2024.
Rental expenses for our OM segment decreased for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, primarily due to the dispositions of OM buildings since September 30, 2023.
Business Acquisition Expenses
For the three and nine months ended September 30, 2024, we recorded business acquisition expenses of $3,537,000 and $6,334,000, respectively, primarily related to $2,691,000 and $4,926,000, respectively, in aggregate acquisition costs incurred for properties operated under a RIDEA structure and included in our SHOP segment. For the three and nine months ended September 30, 2023, we recorded business acquisition expenses of $1,024,000 and $2,244,000, respectively, primarily incurred in pursuit of real estate-investment opportunities. See Note 4, Business Combinations, to our accompanying condensed consolidated financial statements for a further discussion of our senior housing properties acquired in February 2024 and September 2024.
Depreciation and Amortization
For the three months ended September 30, 2024 and 2023, depreciation and amortization was $44,246,000 and $49,273,000, respectively, which primarily consisted of depreciation on our operating properties of $37,610,000 and $36,929,000, respectively, and amortization of our identified intangible assets of $5,958,000 and $11,778,000, respectively. For nine months ended September 30, 2024 and 2023, depreciation and amortization was $132,277,000 and $138,644,000, respectively, which primarily consisted of depreciation on our operating properties of $111,611,000 and $109,967,000, respectively, and amortization of our identified intangible assets of $18,692,000 and $26,618,000, respectively.
For the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, the decrease in depreciation and amortization of $5,027,000 was primarily due to the full amortization of $5,750,000 of in-place leases related to the transition of the senior housing — leased facilities within our Michigan ALF Portfolio to a managed portfolio utilizing a RIDEA structure in 2023. For the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, the decrease in depreciation and amortization of $6,367,000 was primarily due to the full amortization of an aggregate $6,635,000 of in-place leases related to the transition of the SNFs within our Central Wisconsin Senior Care Portfolio to a managed portfolio utilizing a RIDEA structure in March 2023 and the transition of the senior housing — leased facilities in our Michigan ALF Portfolio to a managed portfolio utilizing a RIDEA structure in November 2023.

Interest Expense
Interest expense, including gain or loss in fair value of derivative financial instruments, consisted of the following for the periods then ended (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense:
Lines of credit and term loan and derivative financial instruments	$13,552	$24,966	$44,476	$72,655
Mortgage loans payable	13,348	14,215	40,838	41,310
Amortization of deferred financing costs:
Lines of credit and term loan	785	686	2,149	2,491
Mortgage loans payable	389	554	1,955	1,690
Amortization of debt discount/premium, net	923	887	3,699	2,662
Loss (gain) in fair value of derivative financial instruments	8,967	(3,402)	2,162	(8,200)
Loss on debt and derivative extinguishments	572	345	1,852	345
Interest on finance lease liabilities	156	82	464	239
Interest expense on financing obligations and other liabilities	670	270	1,996	614
Total	$39,362	$38,603	$99,591	$113,806
The decrease in total interest expense for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily due to a decrease in debt balances predominately related to: (i) the payoff of $176,145,000 of variable-rate mortgage loans payable and paydown of $545,010,000 on our variable-rate lines of credit in February 2024 from the net proceeds received from the February 2024 Offering; and (ii) the paydown of $194,000,000 on our variable-rate lines of credit in September 2024 from the net proceeds received from the September 2024 Offering. Such decrease in total interest expense for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was partially offset by the $10,362,000 change from gain to loss in fair value of derivative financial instruments. See Note 7, Other Assets, Net, Note 8, Mortgage Loans Payable, Net, and Note 10, Derivative Financial Instruments, to our accompanying condensed consolidated financial statements for a further discussion of debt and derivative extinguishments.
Gain or Loss on Dispositions of Real Estate Investments
For the three months ended September 30, 2024, we disposed of a land easement on one of our OM properties and recognized a net loss on sale of $(4,000). For the nine months ended September 30, 2024, we recognized an aggregate net gain on dispositions of our real estate investments of $2,257,000 primarily related to the sale of two OM buildings and one SHOP in 2024. See Note 2, Summary of Significant Accounting Policies — Properties Held for Sale and Note 3, Real Estate Investments, Net — Dispositions of Real Estate Investments, to our accompanying condensed consolidated financial statements for further discussion.
For the three months ended September 30, 2023, we recognized an aggregate net gain on dispositions of our real estate investments of $31,981,000 primarily related to the sale of one SHOP within our Central Florida Senior Housing Portfolio and three OM buildings. For the nine months ended September 30, 2023, we recognized an aggregate net gain on dispositions of our real estate investments of $29,777,000 primarily related to the sale of six SHOP within our Central Florida Senior Housing Portfolio and 14 OM buildings.
Impairment of Real Estate Investments
For both the three and nine months ended September 30, 2024, we did not recognize impairment charges on real estate investments. For both the three and nine months ended September 30, 2023, we recognized an aggregate impairment charge of $12,510,000 for two of the SHOP within our Northern CA Senior Housing Portfolio. See Note 3, Real Estate Investments, Net— Impairment of Real Estate Investments, to our accompanying condensed consolidated financial statements for further discussion.

Gain on Re-measurement of Previously Held Equity Interest
For both the three and nine months ended September 30, 2024, we did not recognize any gain on re-measurement of any previously held equity interest. For the nine months ended September 30, 2023, we recognized a $726,000 gain on re-measurement of the fair value of our previously held equity interest in Memory Care Partners, LLC. See Note 4, Business Combinations, to our accompanying condensed consolidated financial statements for further discussion.
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
Material Cash Requirements
Capital Improvement Expenditures
A capital plan for each investment is established upon acquisition that contemplates the estimated capital needs of that investment, including costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include operating cash generated by the investment, capital reserves, a line of credit or other loan established with respect to the investment, other borrowings or additional equity investments from us and joint venture partners. The capital plan for each investment is adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of September 30, 2024, we had $16,297,000 of restricted cash in loan impounds and reserve accounts to fund a portion of such capital expenditures. Based on the budget for the properties we owned as of September 30, 2024, we estimated that unspent discretionary expenditures for capital and tenant improvements as of such date are to be approximately $14,686,000 for the remaining three months of 2024, although actual expenditures are dependent on many factors which are not presently known.
Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and lines of credit and term loan; (ii) interest payments on our mortgage loans payable and lines of credit and term loan, excluding the effect of our interest rate swaps; (iii) ground and other lease obligations; and (iv) financing and other obligations as of September 30, 2024 (in thousands):

	Payments Due by Period
	2024	2025-2026	2027-2028	Thereafter	Total
Principal payments — fixed-rate debt	$33,036	$298,228	$196,677	$615,207	$1,143,148
Interest payments — fixed-rate debt	10,525	70,572	53,024	346,809	480,930
Principal payments — variable-rate debt	—	164,586	596,500	—	761,086
Interest payments — variable-rate debt (based on rates in effect as of September 30, 2024)	13,084	82,588	5,051	—	100,723
Ground and other lease obligations	8,055	62,314	63,895	136,396	270,660
Financing obligations and other obligations	1,494	10,984	9,856	31,833	54,167
Total	$66,194	$689,272	$925,003	$1,130,245	$2,810,714
Distributions
For information on distributions, see the “Distributions” section below.

Credit Facilities
We are party to a credit agreement, as amended, with an aggregate maximum principal amount up to $1,150,000,000, or the 2024 Credit Facility. In addition, we are party to an agreement, as amended, regarding a senior secured revolving credit facility with an aggregate maximum principal amount of $400,000,000, or the Trilogy Credit Facility. See Note 9, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements for a further discussion.
As of September 30, 2024, our aggregate borrowing capacity under the 2024 Credit Facility and the Trilogy Credit Facility was $1,550,000,000. As of September 30, 2024, our aggregate borrowings outstanding under our credit facilities was $596,532,000, and we had an aggregate of $953,468,000 available on such facilities. We believe that the resources described above will be sufficient to satisfy our cash requirements for the next 12 months and thereafter.
Cash Flows
The following table sets forth changes in cash flows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash, cash equivalents and restricted cash — beginning of period	$90,782	$111,906
Net cash provided by operating activities	116,578	72,766
Net cash (used in) provided by investing activities	(95,941)	20,701
Net cash provided by (used in) financing activities	5,239	(123,177)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	14	(40)
Cash, cash equivalents and restricted cash — end of period	$116,672	$82,156
The following summary discussion of our changes in our cash flows is based on our accompanying condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
For the nine months ended September 30, 2024 and 2023, cash flows from operating activities were primarily related to property operations, offset by payments of general and administrative expenses and interest payments on our outstanding indebtedness. In general, cash flows from operating activities are affected by the timing of cash receipts and payments. In addition, the increase in net cash provided by operating activities for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily driven by the increase in operating performance of our real estate investments in our integrated senior health campuses and SHOP segments, as well as a decrease in interest paid on our outstanding indebtedness as a result of mortgage payoffs and paydowns on our lines of credit using net proceeds from the February 2024 Offering and September 2024 Offering. See the “Results of Operations” section above for further discussion.
Investing Activities
For the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, the change from net cash provided by investing activities to net cash used in investing activities was primarily due to a $153,332,000 decrease in proceeds from dispositions of real estate investments, partially offset by a $12,000,000 decrease in investments in unconsolidated entities, a $12,130,000 decrease in developments and capital expenditures and a $17,508,000 change from issuance of real estate notes receivable to net principal repayments on real estate notes receivable.
Financing Activities
For the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, the change from net cash used in financing activities to net cash provided by financing activities was primarily due to the closing of the February 2024 Offering and September 2024 Offering that resulted in an aggregate $1,244,036,000 in gross offering proceeds from the issuance of Common Stock as well as a decrease of $15,042,000 in net payments on financing and other obligations. Such amounts were partially offset by a $761,587,000 increase in net payments on our lines of credit and mortgage loans payable, primarily using the net proceeds from the February 2024 Offering and September 2024 Offering for such paydowns, $258,001,000 in cash paid to purchase the noncontrolling interest in Trilogy REIT Holdings LLC held by a joint venture partner, a $69,023,000 increase in payment of offering costs, a $22,906,000 increase in distributions paid to common stockholders and a $20,129,000 increase in cash paid to redeem certain equity interests owned in Trilogy Investors, LLC.

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
The following tables reflect distributions we paid for the nine months ended September 30, 2024 and 2023, and the sources of distributions as compared to cash flows from operations or funds from operations attributable to controlling interest, or FFO, a non-GAAP financial measure (dollars in thousands):

	Nine Months Ended September 30,
	2024		2023
Distributions paid in cash	$82,591		$59,685

Sources of distributions:
Cash flows from operations	$82,591	100%	$59,685	100%
Proceeds from borrowings	—	—	—	—
	$82,591	100%	$59,685	100%

	Nine Months Ended September 30,
	2024		2023
Distributions paid in cash	$82,591		$59,685

Sources of distributions:
NAREIT FFO attributable to controlling interest	$82,591	100%	$57,075	95.6%
Proceeds from borrowings	—	—	2,610	4.4
	$82,591	100%	$59,685	100%
As of September 30, 2024, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and some portion of a distribution to our stockholders may have been paid from borrowings. For a further discussion of FFO, including a reconciliation of our GAAP net loss to FFO, see “Funds from Operations and Normalized Funds from Operations” below.
Mortgage Loans Payable, Net
For a discussion of our mortgage loans payable, see Note 8, Mortgage Loans Payable, Net, to our accompanying condensed consolidated financial statements.
Lines of Credit and Term Loan
For a discussion of our lines of credit and term loan, see Note 9, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements.

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
Debt Service Requirements
A significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of September 30, 2024, we had $1,307,702,000 of fixed-rate and variable-rate mortgage loans payable outstanding secured by our properties. As of September 30, 2024, we had $596,532,000 outstanding, and $953,468,000 remained available under our lines of credit. The weighted average effective interest rate on our outstanding debt, factoring in our interest rate swaps, was 4.72% per annum as of September 30, 2024. See Note 8, Mortgage Loans Payable, Net, and Note 9, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements.
We are required by the terms of certain loan documents to meet various financial and non-financial covenants, such as leverage ratios, net worth ratios, debt service coverage ratios and fixed charge coverage ratios. As of September 30, 2024, we were in compliance with all such covenants and requirements on our mortgage loans payable and our lines of credit and term loan. If any future covenants are violated, we anticipate seeking a waiver or amending the debt covenants with the lenders when and if such event should occur. However, there can be no assurances that management will be able to effectively achieve such plans.
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
The following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to FFO and Normalized FFO for the periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(3,093)	$(6,446)	$(3,171)	$(45,928)
Depreciation and amortization related to real estate — consolidated properties	44,208	49,235	132,163	138,530
Depreciation and amortization related to real estate — unconsolidated entities	310	96	682	254
Impairment of real estate investments — consolidated properties	—	12,510	—	12,510
Loss (gain) on dispositions of real estate investments, net — consolidated properties	4	(31,981)	(2,257)	(29,777)
Gain on re-measurement of previously held equity interest	—	—	—	(726)
Net (income) loss attributable to noncontrolling interests	(1,033)	457	(2,868)	1,884
Depreciation, amortization, impairments, net gain/loss on dispositions and gain on re-measurement — noncontrolling interests	(4,756)	(6,061)	(15,865)	(19,672)
NAREIT FFO attributable to controlling interest	$35,640	$17,810	$108,684	$57,075

Business acquisition expenses	$3,537	$1,024	$6,334	$2,244
Amortization of above- and below-market leases	432	3,103	1,277	12,233
Amortization of closing costs — debt security investments	82	71	238	204
Change in deferred rent	(598)	1,478	(1,743)	1,238
Non-cash impact of changes to equity instruments	2,630	1,579	7,330	4,244
Capitalized interest	(56)	(47)	(261)	(127)
Loss on debt and derivative extinguishments	572	345	1,852	345
Loss (gain) in fair value of derivative financial instruments	8,967	(3,402)	2,162	(8,200)
Foreign currency (gain) loss	(2,689)	1,704	(2,345)	(372)
Adjustments for unconsolidated entities	(71)	(106)	(319)	(359)
Adjustments for noncontrolling interests	(758)	(386)	(683)	(976)
Normalized FFO attributable to controlling interest	$47,688	$23,173	$122,526	$67,549

Net Operating Income
Net operating income, or NOI, is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, business acquisition expenses, depreciation and amortization, interest expense, gain or loss in fair value of derivative financial instruments, gain or loss on dispositions of real estate investments, impairment of real estate investments, impairment of intangible assets and goodwill, income or loss from unconsolidated entities, gain on re-measurement of previously held equity interests, foreign currency gain or loss, other income or expense and income tax benefit or expense.
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
We believe that NOI is an appropriate supplemental performance measure to reflect the performance of our operating assets because NOI excludes certain items that are not associated with the operations of the properties. We believe that NOI is a widely accepted measure of comparative operating performance in the real estate community and is useful to investors in understanding the profitability and operating performance of our property portfolio. However, our use of the term NOI may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.
To facilitate understanding of this financial measure, the following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to NOI for the periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(3,093)	$(6,446)	$(3,171)	$(45,928)
General and administrative	11,921	11,342	35,495	36,169
Business acquisition expenses	3,537	1,024	6,334	2,244
Depreciation and amortization	44,246	49,273	132,277	138,644
Interest expense	30,395	42,005	97,429	122,006
Loss (gain) in fair value of derivative financial instruments	8,967	(3,402)	2,162	(8,200)
Loss (gain) on dispositions of real estate investments, net	4	(31,981)	(2,257)	(29,777)
Impairment of real estate investments	—	12,510	—	12,510
Loss from unconsolidated entities	2,123	505	4,363	924
Gain on re-measurement of previously held equity interest	—	—	—	(726)
Foreign currency (gain) loss	(2,689)	1,704	(2,345)	(372)
Other income, net	(2,138)	(1,755)	(7,107)	(5,952)
Income tax expense	263	284	1,227	775
Net operating income	$93,536	$75,063	$264,407	$222,317
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

We have entered into, and may continue to enter into, derivative financial instruments, such as interest rate swaps and interest rate caps, in order to mitigate our interest rate risk on a related financial instrument. We have not elected, and may continue to not elect, to apply hedge accounting treatment to these derivatives; therefore, changes in the fair value of interest rate derivative financial instruments were recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations and comprehensive loss. As of September 30, 2024, our interest rate swaps are recorded in other liabilities in our accompanying condensed consolidated balance sheet at their aggregate fair value of $3,088,000. We do not enter into derivative transactions for speculative purposes. For information on our interest rate swaps, see Note 10, Derivative Financial Instruments, and Note 14, Fair Value Measurements, to our accompanying condensed consolidated financial statements for further discussion.
As of September 30, 2024, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes, excluding the effect of our interest rate swaps (dollars in thousands):

	Expected Maturity Date
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Assets
Debt security held-to-maturity	$—	$93,433	$—	$—	$—	$—	$93,433	$93,246
Weighted average interest rate on maturing fixed-rate debt security	—%	4.24%	—%	—%	—%	—%	4.24%	—
Liabilities
Fixed-rate debt — principal payments	$33,036	$138,791	$159,437	$56,716	$139,961	$615,207	$1,143,148	$1,001,268
Weighted average interest rate on maturing fixed-rate debt	3.68%	4.30%	3.03%	3.50%	4.39%	3.69%	3.75%	—
Variable-rate debt — principal payments	$—	$164,586	$—	$550,000	$46,500	$—	$761,086	$762,048
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of September 30, 2024)	—%	7.96%	—%	6.40%	6.23%	—%	6.73%	—
Debt Security Investment, Net
As of September 30, 2024, the net carrying value of our debt security investment was $90,144,000. As we expect to hold our debt security investment to maturity and the amounts due under such debt security investment are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our debt security investment, would have a significant impact on our operations. See Note 14, Fair Value Measurements, to our accompanying condensed consolidated financial statements for a discussion of the fair value of our investment in a held-to-maturity debt security. The effective interest rate on our debt security investment was 4.24% per annum as of September 30, 2024.
Mortgage Loans Payable, Net and Lines of Credit and Term Loan
Mortgage loans payable were $1,307,702,000 ($1,282,853,000, net of discount/premium and deferred financing costs) as of September 30, 2024. As of September 30, 2024, we had 97 fixed-rate mortgage loans payable and three variable-rate mortgage loans payable with effective interest rates ranging from 2.21% to 8.20% per annum and a weighted average effective interest rate of 4.28%. In addition, as of September 30, 2024, we had $596,532,000 ($591,490,000, net of deferred financing fees) outstanding under our lines of credit and term loan, at a weighted average interest rate of 6.39% per annum.
As of September 30, 2024, the weighted average effective interest rate on our outstanding debt, factoring in our interest rate swaps, was 4.72% per annum. An increase in the variable interest rate on our variable-rate mortgage loans payable and lines of credit and term loan constitutes a market risk. As of September 30, 2024, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on all of our other variable-rate mortgage loans payable and lines of credit by $1,070,000, or 1.2% of total annualized interest expense on our mortgage loans payable and lines of credit and term loan. See Note 8, Mortgage Loans Payable, Net, and Note 9, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2024 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2024, were effective at the reasonable assurance level.
(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have a concentration of properties in particular geographic areas; therefore, any adverse situation that disproportionately effects one of those areas would have a magnified adverse effect on our portfolio. As of September 30, 2024, properties located in Indiana, Ohio and Kentucky accounted for approximately 28.7%, 12.5% and 12.3%, respectively, of our total property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in each such state’s economy, real estate and other market conditions.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On August 19, 2024, Platform Healthcare Investor T-II, LLC redeemed all of its OP units in exchange for 1,216,571 shares of our Common Stock on a one-for-one basis. The issuance of shares of Common Stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
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

Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1*	Waiver and Agreement, by and among GAHC3 Trilogy JV, LLC, American Healthcare REIT, Inc. and Trilogy Holdings NT-HCI, LLC, dated as of August 30, 2024

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
    ______

*	Filed herewith.
**	Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Healthcare REIT, Inc. (Registrant)

November 13, 2024	By:	/s/ DANNY PROSKY
Date		Danny Prosky
Chief Executive Officer, President and Director
(Principal Executive Officer)

November 13, 2024	By:	/s/ BRIAN S. PEAY
Date		Brian S. Peay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)