Form 10-K
period 2024-12-31
American Healthcare REIT, Inc.
filed 2025-02-28
CIK 1632970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the shares of voting Common Stock held by non-affiliates of the registrant, computed by reference to the closing sales price as of the last business day of the registrant’s most recently completed second fiscal quarter, was $942,277,000. Further, while there was no established market for the registrant’s Class T and Class I common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of shares of Class T common stock and shares of Class I common stock held by non-affiliates of the registrant was $606,540,000 and $1,458,259,000, respectively, assuming a market value as of that date of $31.40 per share, which was the last estimated per share net asset value established by the registrant’s board of directors.
As of February 19, 2025, American Healthcare REIT, Inc. had 157,565,295 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2025 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMERICAN HEALTHCARE REIT, INC.
(A Maryland Corporation)

PART I
Item 1. Business.
The use of the words “we,” “us” or “our” refers to American Healthcare REIT, Inc. and its subsidiaries, including American Healthcare REIT Holdings, LP, except where otherwise noted.
Company
American Healthcare REIT, Inc., a Maryland corporation, is a self-managed real estate investment trust, or REIT, that acquires, owns and operates a diversified portfolio of clinical healthcare real estate properties, focusing primarily on senior housing, skilled nursing facilities, or SNFs, outpatient medical, or OM, buildings and other healthcare-related facilities. We have built a fully-integrated management platform, with approximately 114 employees, that operates clinical healthcare properties throughout the United States, the United Kingdom and the Isle of Man. We own and operate our integrated senior health campuses and senior housing operating properties, or SHOP, utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure. We have also originated and acquired secured loans and may acquire other real estate-related investments in the future on an infrequent and opportunistic basis. We generally seek investments that produce current income; however, we have selectively developed, and may continue to selectively develop, healthcare real estate properties. We have elected to be taxed as a REIT for U.S. federal income tax purposes. We believe that we have been organized and operated, and we intend to continue to operate, in conformity with the requirements for qualification and taxation as a REIT under the Code.
Operating Partnership
We conduct substantially all of our operations through American Healthcare REIT Holdings, LP, or our operating partnership, and we are the sole general partner of our operating partnership. As of December 31, 2023, we owned 95.0% of the operating partnership units, or OP units, in our operating partnership, and the remaining 5.0% OP units were owned by the following limited partners: (i) AHI Group Holdings, LLC, which is owned and controlled by Jeffrey T. Hanson, the non-executive Chairman of our board of directors, or our board, Danny Prosky, our Chief Executive Officer, President and director, and Mathieu B. Streiff, one of our non-executive directors; (ii) Platform Healthcare Investor T-II, LLC; (iii) Flaherty Trust; and (iv) a wholly owned subsidiary of Griffin Capital Company, LLC, or Griffin Capital. On August 19, 2024 and October 18, 2024, Platform Healthcare Investor T-II, LLC and Flaherty Trust, respectively, redeemed all of their OP units in exchange for 1,216,571 shares and 211,306 shares, respectively, of our Common Stock on a one-for-one basis and, as a result, are no longer limited partners of our operating partnership. On December 6, 2024, Griffin Capital redeemed a portion of its OP units in exchange 69,882 shares of our Common Stock on a one-for-one basis. As of December 31, 2024, we owned 98.7% of the OP units in our operating partnership, and the remaining 1.3% of the OP units were owned by the remaining limited partners. See Note 12, Redeemable Noncontrolling Interests, and Note 13, Equity — Noncontrolling Interests in Total Equity, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of the ownership in our operating partnership.
Public Offerings and Listing
On February 9, 2024, pursuant to a Registration Statement filed with the United States Securities and Exchange Commission, or SEC, on Form S-11 (File No. 333-267464), as amended, we closed our underwritten public offering, or the February 2024 Offering, through which we issued 64,400,000 shares of Common Stock, for a total of $772,800,000 in gross offering proceeds. Such amounts include the exercise in full of the underwriters’ overallotment option to purchase up to an additional 8,400,000 shares of Common Stock. We listed these shares of Common Stock on the New York Stock Exchange, or NYSE, under the trading symbol “AHR” and began trading on February 7, 2024.
Following the closing of the February 2024 Offering and until August 5, 2024, we presented our Common Stock, Class T common stock and Class I common stock, as separate classes of common stock within our consolidated balance sheets and consolidated statements of equity. Any references to Common Stock in this Annual Report on Form 10-K refer to our NYSE-listed shares of common stock, whereas Class T common stock and Class I common stock refer to our historical non-listed shares of common stock. This applies to all historical periods presented herein. On August 5, 2024, 180 days after the listing of our Common Stock on the NYSE, each share of our Class T common stock and Class I common stock automatically converted into one share of our listed Common Stock.

On September 20, 2024, we closed our follow-on underwritten public offering, or the September 2024 Offering, under a prospectus supplement and related prospectus filed with the SEC pursuant to our effective shelf Registration Statement on Form S-3 (File No. 333-281488). Through the September 2024 Offering, we issued 20,010,000 shares of Common Stock, for a total of $471,236,000 in gross offering proceeds. Such amounts include the exercise in full of the underwriters’ overallotment option to purchase up to an additional 2,610,000 shares of Common Stock. These shares are also listed on the NYSE under the trading symbol “AHR” and began trading on September 19, 2024.
On November 18, 2024, we entered into a sales agreement and established an at-the-market equity offering program, or ATM Offering, under a prospectus supplement and related prospectus filed with the SEC pursuant to our effective shelf Registration Statement on Form S-3 (File No. 333-281488), pursuant to which we may, from time to time, offer and sell shares of Common Stock having an aggregate gross sales price of up to $500,000,000. Shares sold through the ATM Offering may be offered and sold in amounts to be determined by us from time to time, and are sold in negotiated transactions at market prices prevailing at the time of sale in accordance with Rule 415 under the Securities Act of 1933, as amended. During the year ended December 31, 2024, we sold an aggregate of 4,285,531 shares of Common Stock under the ATM Offering for gross proceeds of $120,220,000 at an average gross price of $28.05 per share. As of December 31, 2024, the remaining amount available under the ATM Offering for future sales of Common Stock was $379,780,000.
See Note 13, Equity — Common Stock, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of our public offerings.
Key Developments
•On February 9, 2024, we completed the February 2024 Offering through which we issued 64,400,000 shares of common stock, $0.01 par value per share, for a total of $772,800,000 in gross offering proceeds. These shares are listed on the NYSE under the trading symbol “AHR” and began trading on February 7, 2024.
•On February 14, 2024, we, through our operating partnership, entered into an amendment, or the 2024 Credit Agreement, to our existing credit agreement, to increase the aggregate maximum borrowing capacity from $1,050,000,000 to up to $1,150,000,000 and extend the maturity date of the senior unsecured revolving credit facility portion of the 2024 Credit Agreement from January 19, 2026 to February 14, 2028.
•On September 20, 2024, we completed the September 2024 Offering through which we issued 20,010,000 shares of common stock, $0.01 par value per share, for a total of $471,236,000 in gross offering proceeds.
•On September 20, 2024, using the net proceeds from the September 2024 Offering, we exercised our option to purchase the 24.0% minority membership interest in Trilogy REIT Holdings, LLC that was owned by our joint venture partner for a total all-cash purchase price of $258,001,000. As a result of such purchase and as of December 31, 2024, we own 100% of Trilogy REIT Holdings and indirectly own 100% of Trilogy Investors, LLC, or Trilogy, the entities through which we indirectly own and/or operate our integrated senior health campuses.
•On November 18, 2024, we entered into a sales agreement and established the ATM Offering through which we may, from time to time, offer and sell shares of our Common Stock, $0.01 par value per share, having an aggregate gross sales price of up to $500,000,000. During the year ended December 31, 2024, we sold an aggregate of 4,285,531 shares of Common Stock under the ATM Offering for gross proceeds of $120,220,000 at an average gross price of $28.05 per share.
•During 2024, we paid off our variable-rate mortgage loans payable and paid down on our variable-rate lines of credit using the net proceeds received from the February 2024 Offering, the September 2024 Offering and the ATM Offering.
•During 2024, we expanded our integrated senior health campuses segment by $82,361,000 primarily through the acquisition, development and expansion of campuses. In addition, we acquired $138,839,000 of senior housing facilities during 2024, which are included in our SHOP segment.
•During 2024, we disposed of properties within each of our segments for an aggregate contract sales price of $155,545,000.
•As of February 25, 2025, we owned and/or operated 313 buildings and integrated senior health campuses, or approximately 19,090,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $4,519,012,000. In addition, as of February 25, 2025, we also owned a real estate-related debt investment purchased for $60,429,000.

Our principal executive offices are located at 18191 Von Karman Avenue, Suite 300, Irvine, California 92612, and our telephone number is (949) 270-9200. We maintain a website at www.AmericanHealthcareREIT.com, at which there is additional information about us. The contents of that site are not incorporated by reference in, or otherwise a part of, this filing. We make our periodic and current reports and all amendments to those reports available at www.AmericanHealthcareREIT.com as soon as reasonably practicable after such materials are electronically filed with the SEC. They also are available for printing by any stockholder upon request. In addition, copies of our filings with the SEC may be obtained from the SEC’s website, https://www.SEC.gov. Access to these filings is free of charge.
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
•continue to selectively develop and expand integrated senior health campuses with experienced development partners;
•continue to generate strong organic growth in our long-term care portfolio comprised of integrated senior health campuses and SHOP, as a result of historically low levels of new supply and ever increasing demand from an aging population; and
•actively position our balance sheet for growth.
Investment Strategy
We have acquired, and may continue to acquire, properties either directly or jointly with third parties and may also consider disposing of non-core properties from time to time. We also have originated and acquired, and may continue to acquire, secured loans and other real estate-related investments on an infrequent and opportunistic basis.
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
•integrated senior health campuses;
•senior housing;
•OM buildings;
•SNFs; and
•healthcare-related facilities operated utilizing a RIDEA structure.
Our real estate investments may also include:
•long-term acute care facilities;
•surgery centers;
•memory care facilities;
•specialty medical and diagnostic service facilities;
•hospitals;
•laboratories and research facilities; and
•pharmaceutical and medical supply manufacturing facilities.
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
Financing Policies
We have used, and intend to continue to use, unsecured and secured debt as a means of providing additional funds for the acquisition of properties and real estate-related investments. When interest rates are high or financing is otherwise unavailable on a timely basis, we may purchase certain assets for cash with the intention of obtaining debt financing at a later time. We have also used, and may continue to use, derivative financial instruments such as fixed interest rate swaps and caps to add stability to interest expense and to manage our exposure to interest rate movements.

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
Competition
We compete with many other entities engaged in real estate investment activities for acquisitions and dispositions of integrated senior health campuses, OM buildings, senior housing, SNFs, and other healthcare-related facilities. Our ability to successfully compete is impacted by economic trends, availability of acceptable investment opportunities, our ability to negotiate beneficial investment terms, availability and cost of capital, construction and development costs and applicable laws and regulations.
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
Government Regulations
Our properties are subject to various federal, state and local regulatory requirements, and changes in these laws and regulations, or their interpretation by agencies, occur frequently. Further, our tenants and our healthcare facility operators, including our TRS entities that own and operate our properties under a RIDEA structure, are typically subject to extensive and complex federal, state and local healthcare laws and regulations relating to quality of care, government reimbursement, fraud and abuse practices and similar laws governing the operation of healthcare facilities, and we expect the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of healthcare management, fraud and provision of services, among others. If we fail to comply with these various requirements, we may incur governmental fines or private damage awards. We believe, based in part on third-party due diligence reports which are generally obtained at the time we acquire the properties, that all of our properties comply in all material respects with current regulations. For additional information on the risks associated with our healthcare industry, please see Item 1A, Risk Factors.
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
Corporate Responsibility
We are committed to ethical business practices and dedicated to establishing a corporate responsibility program that benefits our residents, tenants, operators, employees, communities, and investors. We believe integrating corporate responsibility principles into our operations and across our portfolio of senior housing properties, skilled nursing facilities, and OM buildings will deliver a lasting and positive impact in the communities in which we operate by providing and facilitating high-quality care and outcomes. To achieve this, we have developed, and intend to update as applicable, a comprehensive corporate responsibility strategy and related policies, which are briefly summarized below and will be posted on the Investor Relations section of our website, www.AmericanHealthcareREIT.com, and will contain more detailed information once available. Information contained on, or accessible through, our website is not incorporated by reference into and does not constitute a part of this Annual Report on Form 10-K.
Our board’s Nominating and Corporate Governance Committee has been delegated the authority to provide oversight and guidance to our board regarding environmental, social and corporate governance trends and best practices in connection with our corporate responsibility to society and the environment. In particular, the Nominating and Corporate Governance Committee shall, as it deems appropriate, recommend changes to our company’s corporate responsibility practices as necessary to comply with existing legal requirements or emerging trends and best practices. The Nominating and Corporate Governance Committee also shall periodically receive reports from management regarding our corporate responsibility strategy, initiatives and policies.
Corporate Governance
We are committed to conducting business with the highest degree of ethics and integrity to protect the long-term interests of our stakeholders. We believe that our approach to corporate governance supports transparency, accountability, oversight and risk minimization across our business. We adhere to all applicable laws and regulations and maintain a Code of Business Conduct and Ethics, Corporate Governance Guidelines and other policies, each available on the Investor Relations section of our website, www.AmericanHealthcareREIT.com, that reflect our values and promote a culture of integrity, while our board provides oversight for the integration of corporate responsibility practices across the organization. In addition, we established a Corporate Responsibility Committee that is composed of a cross-functional team across our organization that includes representatives from our Legal, Accounting and Finance, Human Resources, Investor Relations and Asset Management departments. The Corporate Responsibility Committee is responsible for providing oversight and guidance of our corporate responsibility strategy and program and for monitoring compliance with legal requirements and regulations. Our Chief

Operating Officer serves as the chairman of the Corporate Responsibility Committee and reports to the Nominating and Corporate Governance Committee of our board.
Environmental Responsibility
Our environmental responsibility program is designed to comply with state and national environmental regulations and manage our operations in a way that promotes energy efficiency, effective waste and water management and sustainable procurement. Across our portfolio at our senior housing and OM buildings, we are implementing energy efficiency measures, including LED lighting upgrades, smart thermostats, sensors to monitor building temperature and energy audits to identify areas for continued improvement. We additionally seek to minimize waste and water consumption across all of our properties, including through: smart irrigation controls for water consumption, improved water and waste management policies and practices in our offices and properties, and employee training on environmentally responsible practices into their daily work. Our corporate headquarters is also LEED Gold certified and incorporates energy efficient systems, utilizes sustainable materials, promotes practices that increase water efficiency and reduce waste, and prioritizes the human health experience.
Social Responsibility
Our Portfolio
Our top priority is to deliver the best resident experience by partnering with operators that provide the highest quality care across our senior housing properties, skilled nursing facilities and OM buildings. As part of our commitment to deliver exceptional quality care to our residents, we prioritize partnerships with operators that share our values and implement practices that focus on quality care and contribute to better health outcomes and a positive living environment.
Our People
As of December 31, 2024, we had approximately 114 employees, including 71 in Accounting and Finance, 15 in Asset Management, eight in Investments, four in Information Technology and four in Legal. We recognize that our employees are a reflection of our values and our greatest asset, and we are dedicated to implementing programs that support our employees and provide the right tools to build a safe and healthy workplace. We also believe that one of the keys to our success is our ability to benefit from a wide range of opinions and experiences. As of December 31, 2024, 72.8% of our employees were minorities and 57.0% were female. We have several programs to support our employees’ professional development and to create a sense of belonging, including new hire mentorship programs, employee investment programs, employee satisfaction surveys, employee engagement events, and trainings related to health and safety and professional development.
Moreover, we have implemented a number of programs to foster not only their professional growth, but also their growth as global citizens. All of our employees are provided with a comprehensive benefits and wellness package, which may include high-quality medical, dental, and vision insurance, life insurance, 401(k) matching, long-term incentive plans, educational grants, fitness programs, employee stock purchase plan, and other benefits. We provide our employees, consultants and executive officers with competitive compensation and, where applicable, opportunities for equity ownership through our Second Amended and Restated 2015 Incentive Plan, or the AHR Incentive Plan, and Employee Stock Purchase Plan. See Note 13, Equity — Equity Compensation Plans, to the Consolidated Financial Statements that are part of this Annual Report on Form 10-K, for a further discussion.
Our Communities
We also recognize the importance of engaging with our local communities and have partnerships with local organizations and charities to support initiatives such as affordable housing projects, community clean-up events, and educational programs. We aim to foster positive relationships and contribute to the well-being of the communities in which we operate. Every year, we donate to charitable causes nominated by employees such as Save the Children, J3 Foundation, Skid Row Ministry and Alzheimer’s Association.
Our corporate responsibility program will continue to evolve with the aim of building a more resilient future and creating long-term value for our residents, tenants, operators, employees, communities, and investors. For additional information and updates to our corporate responsibility strategy and policies, please refer to the Investor Relations section of our website, www.AmericanHealthcareREIT.com.
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
Information About Industry Segments
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. As of December 31, 2024, we operated through four reportable business segments: integrated senior health campuses, OM, SHOP and triple-net leased properties.
Integrated Senior Health Campuses
Integrated senior health campuses are a valuable component of our portfolio because of their ability to provide a continuum of care as residents require increasing levels of care. As of December 31, 2024, we owned and/or operated 126 integrated senior health campuses. These facilities allow residents to “age-in-place” by providing independent living, assisted living, memory care, skilled nursing and certain ancillary services, all within a single campus setting. Integrated senior health campuses predominantly focus on need-driven segments of senior care (i.e., assisted living, memory care and skilled nursing) and charge market rents in lieu of entry fees, as is commonly the case with continuing care retirement communities. Predominantly all of our integrated senior health campuses are operated utilizing a RIDEA structure, allowing us to participate in the upside from any improved operational performance while bearing the risk of any decline in operating performance.
Outpatient Medical
We value the stable and reliable cash flows our OM buildings provide our company, which we believe are particularly valuable during market disruptions and recessionary periods. As of December 31, 2024, we owned 84 OM buildings that we lease to third parties. These properties are similar to commercial office buildings, but typically require specialized infrastructure to accommodate physicians’ offices and examination rooms, as well as some ancillary uses, including pharmacies, hospital ancillary service space and outpatient services, such as diagnostic centers, rehabilitation clinics and outpatient-surgery operating rooms. Our OM buildings are typically multi-tenant properties leased to healthcare providers (hospitals and physician practices) under leases that generally provide for recovery of certain operating expenses and certain capital expenditures and have initial terms of five to 10 years with fixed annual rent escalations (historically ranging from 2% to 3% per year).
Senior Housing Operating Properties
We believe our SHOP segment has the potential for demand growth from an aging U.S. population. As of December 31, 2024, we owned and operated 84 senior housing and skilled nursing facilities in our SHOP segment. Such facilities cater to different segments of the elderly population based upon their personal needs and include independent living, assisted living, memory care or skilled nursing services. Residents of assisted living facilities typically require limited medical care but need assistance with eating, bathing, dressing and/or medication management. Services provided by operators at these facilities are primarily paid for by the residents directly or through private insurance and are therefore less reliant on government reimbursement programs, such as Medicaid and Medicare. The facilities in our SHOP segment are operated utilizing RIDEA structures, allowing us to participate in the upside from any improved operational performance while bearing the risk of any decline in operating performance.
Triple-Net Leased Properties
Our triple-net leased properties segment includes senior housing, skilled nursing facilities and hospitals. We lease such properties to tenants under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures.
As of December 31, 2024, we owned seven SNFs within our triple-net leased properties segment that we lease to third parties. SNF residents are generally higher acuity and need assistance with eating, bathing, dressing and/or medication management and also require available 24-hour nursing care. SNFs offer restorative, rehabilitative and custodial nursing care for people who cannot live independently but do not require the more extensive and sophisticated treatment available at hospitals. Skilled nursing services provided by our tenants in SNFs are paid for either by private sources or through the Medicare and Medicaid programs. Each SNF is leased to a single tenant under a triple-net lease, with an initial term typically ranging from 12 to 15 years, fixed annual rent escalations (historically ranging from 2% to 3% per year) and requiring minimum lease coverage ratios. We commonly structure SNFs under a master lease with multiple facilities in order to diversify our master tenant’s sources of rent and mitigate risk. We typically focus on SNF investments in states that require a CON in order to develop new SNFs, which we believe reduces the risk of over-supply.

As of December 31, 2024, we owned 11 senior housing facilities within our triple-net leased properties segment that we lease to third parties. Each facility is leased to a single tenant under a triple-net lease structure with an initial term typically ranging from approximately 12 to 15 years, fixed annual rent escalations (historically ranging from 2% to 3% per year) and requiring minimum lease coverage ratios. Such assets are commonly leased under a single master lease covering multiple facilities in order to diversify a master tenant’s sources of rent and mitigate risk.
As of December 31, 2024, we have one wholly-owned hospital and one hospital in which we own an approximately 90.6% interest within our triple-net leased properties segment. Services provided by operators and tenants in our hospitals are paid for by private sources, third-party payors (e.g., insurance and health maintenance organizations) or through the Medicare and Medicaid programs. Our hospital properties include acute care, long-term acute care, specialty and rehabilitation services that are leased to single tenants or operators under triple-net lease structures with an initial term ranging from 21 to 29 years and fixed annual rent escalations (historically ranging from 2% to 6% per year).
For a further discussion of our segment reporting for the years ended December 31, 2024, 2023 and 2022, see Item 2, Properties, Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 18, Segment Reporting, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

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
•We are dependent on tenants for our revenue, and lease defaults or terminations could reduce our ability to make distributions to our stockholders.
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
Risks Related to Investments in Real Estate
•Changing market conditions could lead our real estate investments to decrease in value or may cause us to sell our properties at a loss in the future.
•Most of our costs, such as operating and general and administrative expenses, interest expense and real estate acquisition and construction costs, are subject to inflation and may not be recoverable.
•Our high concentrations of properties in particular geographic areas magnify the effects of negative conditions affecting those geographic areas.
•Our real estate investments may be concentrated in senior housing, SNFs, OM buildings or other healthcare-related facilities, making us more vulnerable to negative factors affecting these classes than if our investments were diversified beyond the healthcare industry.
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
Risks Related to Joint Ventures
•When we serve as a managing member, general partner or controlling party with respect to investments or joint ventures, we may be subject to risks and liabilities that we would not otherwise face.
Risks Related to Debt Financing
•We may incur additional indebtedness in the future, which could materially and adversely affect us.
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
•Our ability to pay dividends in the future may be limited by agreements relating to our indebtedness and other factors.
•Future offerings of debt securities, which would be senior to our common stock, or equity securities, which would dilute our existing stockholders and may be senior to our common stock, may adversely affect our stockholders.
•We may be unable to raise additional capital on favorable terms, or at all, needed to grow our business.
Risks Related to Our Business and Financial Results
The financial deterioration, insolvency or bankruptcy of one or more of our major tenants, operators, borrowers or other obligors could have a material adverse effect on us.
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
We are dependent on tenants for our revenue, and lease defaults or terminations could reduce our ability to make distributions to our stockholders.
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
Historically, we have experienced net losses (calculated in accordance with GAAP), and we may not be profitable or realize growth in the value of our investments. Many of our losses can be attributed to depreciation and amortization, interest expense, general and administrative expenses, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. For a further discussion of our operational history and the factors affecting our net losses, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the notes thereto that are a part of this Annual Report on Form 10-K.
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
•regulatory and legal uncertainty arising from governmental actions and associated legal challenges, laws that may differ or conflict with those in other jurisdictions, and lack of clarity or shifting governmental priorities regarding the enforcement of rules and regulations; and
•increased insurance premiums, deductibles and other fees, real estate taxes or utilities or other expenses, such as inflation of costs or supplies, will decrease our financial results and may reduce funds available for distribution to our stockholders or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Also, any such increased expenses may not coincide with our ability to increase rents to tenants on turnover, which would adversely impact our financial results.
The length and severity of any economic slowdown or downturn cannot be predicted with confidence at this time. We have been, and we expect may continue to be, negatively impacted to the extent an economic slowdown or downturn is prolonged or becomes more severe.
We face significant competition for the acquisition or disposition of senior housing, SNFs, OM buildings and other healthcare-related facilities, which may impede our ability to take, and increase the cost of, such actions, which may materially and adversely affect us.
We face significant competition from other entities engaged in real estate investment activities for acquisitions or dispositions of senior housing, SNFs, OM buildings and other healthcare-related facilities, some of whom may have greater resources, lower costs of capital and higher risk tolerances than we do. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our business objectives and could improve the bargaining power of our counterparties, thereby impeding our investment, acquisition and disposition activities. If we pay higher prices per property or receive lower prices for dispositions of our senior housing, SNFs, OM buildings or other healthcare-related facilities as a result of such competition, we may be materially and adversely affected.

Our investments in, and acquisitions of, senior housing, SNFs, OM buildings and other healthcare-related facilities may be unsuccessful or fail to meet our expectations.
Some of our acquisitions may not prove to be successful. We could encounter unanticipated difficulties and expenditures relating to any acquired properties, including contingent liabilities, and acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. Such expenditures may negatively affect our results of operations. Investments in and acquisitions of senior housing, SNFs, OM buildings and other healthcare-related facilities entail risks associated with real estate investments generally, including risks that the investment will not achieve expected returns, that the cost estimates for necessary property improvements will prove inaccurate or that the tenant or operator will fail to meet performance expectations. In addition, we may not be able to identify off-market or other investment opportunities or investment opportunities that are strategically marketed to a limited number of investors at the rate that we anticipate or at all. We may be unable to obtain or assume financing for acquisitions on favorable terms or at all. Healthcare properties are often highly customizable and the development or redevelopment of such properties may require costly tenant-specific improvements. We may experience delays and disruptions to property redevelopment as a result of supply chain issues and construction material and labor shortages. We also may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and this could have a material adverse effect on us. Acquired properties may be located in new markets, either within or outside the United States, where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area, costs associated with opening a new regional office, and unfamiliarity with local governmental and permitting procedures. As a result, we cannot assure our stockholders that we will achieve the economic benefit we expect from acquisitions, investment, development and redevelopment opportunities and may lead to impairment of such assets.
If we cannot obtain debt or equity funding on favorable terms, our ability to acquire, and make necessary capital improvements to, properties may be impaired or delayed, which could have a material adverse effect on us.
Our identified sources of debt or equity funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding on favorable terms in the future, we may not be able to acquire new properties, make necessary capital improvements to our existing properties, pay other expenses or expand our business when desired, or at all, which would have a material adverse effect on us.
All of our integrated senior health campuses are managed by the Trilogy Manager and account for a significant portion of our revenues and operating income. Adverse developments in the Trilogy Manager’s business or financial strength could have a material adverse effect on us.
The Trilogy Manager manages all of the day-to-day operations for all of our integrated senior health campuses pursuant to a long-term management agreement. These integrated senior health campuses accounted for approximately 44.6% of our portfolio (based on aggregate contract purchase price) as of December 31, 2024 and contributed approximately 54.1% of our annualized base rent/annualized net operating income, or NOI, as of such date. We rely on the Trilogy Manager’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our integrated senior health campuses operations efficiently and effectively, and to identify and manage development opportunities for new integrated senior health campuses. We also rely on the Trilogy Manager to provide accurate campus-level financial results for our integrated senior health campuses in a timely manner and to otherwise operate our integrated senior health campuses in compliance with the terms of our management agreement and all applicable laws and regulations. We depend on the Trilogy Manager’s ability to attract and retain skilled personnel to provide these services. A shortage of nurses or other trained personnel or general inflationary pressures may force the Trilogy Manager to enhance its pay and benefits package to compete effectively for such personnel, the cost of which we would bear, but it may not be able to offset these added costs by increasing the rates charged to residents. As such, any adverse developments in the Trilogy Manager’s business or financial strength, including its ability to retain key personnel, could impair its ability to manage our integrated senior health campuses efficiently and effectively and could have a material adverse effect on us. In addition, if the Trilogy Manager experiences any significant financial, legal, accounting or regulatory difficulties due to a weak economy, industry downturn or otherwise, such difficulties could result in, among other adverse events, acceleration of its indebtedness, impairment of its continued access to capital, the enforcement of default remedies by its counterparties or the commencement of insolvency proceedings by or against it under the U.S. Bankruptcy Code. Any one or a combination of these risks could have a material adverse effect on us.

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
A breach of, or failure in, information technology systems on which we rely could materially and adversely impact us.
We and our tenants and operators rely on information technology systems, including the internet and networks and systems maintained and controlled by third-party vendors and other third parties, to process, transmit and store information and to manage or support our business processes. Third-party vendors collect and hold personally identifiable information and other confidential information of our tenants, operators, patients, stockholders and employees. We also maintain confidential financial and business information regarding us and persons and entities with which we do business on our information technology systems. While we have enhanced our information technology systems in response to the general cybersecurity threat environment in recent years, we are not aware of any specific cybersecurity threat, including as a result of any previous cybersecurity or information security incident or breach, that has had a material effect on us, including our business strategy, results of operations or financial condition. However, there can be no assurances that a cybersecurity threat or incident that could have a material impact on us has not occurred or will not occur in the future.

While we and our tenants and operators take steps to protect the security of the information maintained in our information technology systems, including the use of commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing of the information, it is possible that such security measures will not be able to prevent human error or the systems’ improper functioning, or the loss, misappropriation, disclosure or corruption of personally identifiable information or other confidential or sensitive information, including information about our tenants and employees. Cybersecurity breaches, including physical or electronic break-ins, computer viruses, phishing scams, attacks by hackers, breaches due to employee error or misconduct and similar breaches can create and, in some instances in the past, have resulted in, system disruptions, shutdowns or unauthorized access to information maintained on our information technology systems or the information technology systems of our third-party vendors or other third parties or otherwise cause disruption or negative impacts to occur to our business and materially and adversely affect us. In addition, the cybersecurity threat landscape is rapidly evolving, and threat actors may leverage new and evolving technologies, such as artificial intelligence, previously unknown vulnerabilities to perpetrate attacks, as well as sophisticated anti-forensics techniques to evade detection. While we and, we believe, most of our tenants and operators maintain cyber risk insurance to provide some coverage for certain risks arising out of cybersecurity breaches, there is no assurance that such insurance would cover all or a significant portion of the costs or consequences associated with a cybersecurity breach. As our reliance on technology increases, including through the adoption or increased use of artificial intelligence or other emerging technologies by us and our partners, so will the risks posed to our information systems, both internal and those we outsource. In addition, as the techniques used to obtain unauthorized access to information technology systems become more varied and sophisticated and the occurrence of such breaches becomes more frequent, we and our third-party vendors and other third parties may be unable to adequately anticipate these techniques or breaches and implement appropriate preventative measures. There is no guarantee that any processes, procedures and internal controls we have implemented or will implement will prevent cyber intrusions. Any failure to prevent cybersecurity breaches and maintain the proper function, security and availability of our or our third-party vendors’ and other third parties’ information technology systems could interrupt our operations, damage our reputation and brand, damage our competitive position, make it difficult for us to attract and retain tenants and subject us to liability claims or regulatory penalties, which could materially and adversely affect us. Additionally, as increased regulatory compliance for cybersecurity protocols and disclosures, including rules requiring prompt disclosure of any material cybersecurity breaches or incidents, are required by state or federal authorities, the increased amount of resources, both time and expense, could also materially and adversely affect us, and we may be subject to regulatory action and lawsuits, should we fail to comply with such requirements.
Risks Related to Investments in Real Estate
Changing market conditions could lead our real estate investments to decrease in value or may cause us to sell our properties at a loss in the future.
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

Operating expenses on our non-RIDEA properties, with the exception of ground lease rental expenses, are typically recoverable through our lease arrangements, which allow us to pass through substantially all expenses associated with property taxes, insurance, utilities, repairs and maintenance and other operating expenses (including increases thereto) to our tenants. As of December 31, 2024, the majority of our existing leases were either triple-net leases or leases that allow us to recover certain operating expenses and certain capital expenditures. Our remaining leases are generally modified gross, or base year, leases, which only provide for recoveries of operating expenses above the operating expenses from the initial year within each lease. During inflationary periods such as those prevailing in recent years, we have historically been able to and expect to recover increases in operating expenses from our triple-net leases and our gross leases. For our RIDEA properties, increases in operating expenses, including labor, that are caused by inflationary pressures will generally be passed through to us and may materially and adversely affect us.
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
Also, during inflationary periods, interest rates have historically increased, which in recent years have increased the interest expense of our borrowings and could do so again. Our exposure to increases in interest rates is limited to our variable-rate borrowings, which consist of borrowings under our credit facilities and variable-rate mortgage loans payable. As of December 31, 2024, we have entered into interest rate swap contracts to hedge an aggregate $550,000,000 of our variable-rate credit facilities. As of December 31, 2024, our outstanding debt aggregated to $1.7 billion, of which 8.2% was unhedged variable-rate debt. The rise in interest rates has also increased our interest expense on future fixed-rate borrowings. Therefore, a significant increase in inflation or interest rates would have a material adverse impact on our financing costs and interest expense.
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
We have a concentration of properties in particular geographic areas; therefore, any adverse situation that disproportionately effects one of those areas would have a magnified adverse effect on our portfolio. As of December 31, 2024, properties located in Indiana and Ohio accounted for approximately 35.6% and 11.8%, respectively, of our total property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in each such state’s economy, real estate and other market conditions, as well as natural disasters or other localized events impacting those regions.
Our real estate investments may be concentrated in senior housing, SNFs, OM buildings or other healthcare-related facilities, making us more vulnerable to negative factors affecting these classes than if our investments were diversified beyond the healthcare industry.
As a REIT, we invest primarily in real estate. Within the real estate industry, we have acquired, developed and owned, and may continue to acquire, or selectively develop and own, senior housing, SNFs, OM buildings and other healthcare-related facilities. As of December 31, 2024, our three major asset class concentrations (based on aggregate contract purchase price)

were senior housing 41.0%, SNFs 28.0% and OM buildings 26.1%. We are subject to risks inherent in concentrating investments in real estate. These risks resulting from a lack of diversification become even greater as a result of our business objectives and growth strategies, which involve investing substantially all of our assets in clinical healthcare real estate.
A downturn in the commercial real estate industry generally could significantly adversely affect the value of our properties. A downturn in the healthcare industry could negatively affect our lessees’ ability to make lease payments to us and our operators’ ability to manage our properties efficiently and effectively. These matters could materially and adversely affect us and could be more pronounced than if we diversified our investments outside of real estate or if our portfolio did not include a substantial concentration in senior housing, SNFs, OM buildings or healthcare-related facilities.
Our buildings that are subject to ground leases could restrict our use of such facilities.
Our buildings that are subject to ground leases could restrict our use of such facilities. As of December 31, 2024, we own fee simple interests in all of our land, buildings and campuses, except for the following properties that are located on land that is subject to ground leases: (a) 18 OM buildings; (b) five integrated senior health campuses; and (c) one SNF, in each case, for which we own fee simple interests in the building and other improvements on such properties. Additionally, we own and operate 17 integrated senior health campuses that were leased to Trilogy by third parties. These ground leases contain certain restrictions. These restrictions include limits on our use of the facilities and ability to lease, sell or obtain mortgage financing secured by the facilities. There can be no assurance that the ground leases can be extended beyond the stated terms. These restrictions and term limitations could affect our returns on these facilities, which, in turn, could materially and adversely affect us. As a ground lessee, we are also exposed to the risk of reversion of the property upon expiration of the ground lease term or an earlier breach of the ground lease, which could materially and adversely affect us.
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
Terrorist attacks, acts of violence or war, political protests and unrest or public health crises (including the COVID-19 pandemic) have negatively affected, and may in the future affect, our operations and our stockholders’ investments. We have acquired, and may continue to acquire, real estate assets located in areas that are susceptible to terrorist attacks, acts of violence or war, political protests or public health crises. These events may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain insurance to mitigate such risks, we may not be able to obtain sufficient coverage to fund any losses we may incur. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs. In addition, other than any reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure our stockholders that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for uninsured losses, our cash flows could be impaired in a manner that would result in little or no cash being distributed to our stockholders. More generally, any terrorist attack, other act of violence or war, political protest and unrest or public health crisis could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy, all of which could adversely affect our tenants’ ability to pay rent on their leases with us, our operators’ ability to manage our properties efficiently and effectively and our ability to borrow money or issue capital stock on favorable terms, which could have a material adverse effect on us.
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

One of our growth strategies is to develop new and expand existing clinical healthcare real estate; we may do this directly or indirectly through joint ventures. Expanding and, in particular, developing properties exposes us to increased risks beyond those associated with investing in stabilized, cash flowing real estate. For example, actual costs could significantly exceed estimates (particularly during periods of rapid inflation), construction and stabilization (i.e., substantial lease-up) could take longer than expected, and occupancy and/or rental rates could prove to be lower than expected or property operating expenses could be higher. Any of these events could materially reduce any returns we achieve, or result in losses, on expansion or development projects. For the developments we have completed to date, the time to stabilization has varied, in some cases significantly, and certain developments have not yet stabilized. There can be no assurance that our current or any future development or expansion projects will be completed in accordance with our budgeted expectations, that they will achieve our underwritten returns or result in yields on cost similar to those achieved on past investments, that they will be stabilized in accordance with our expectations or at all or that, if stabilization is achieved, such stabilization will be maintained. In addition, development and expansion projects undertaken indirectly through Trilogy are primarily overseen by the Trilogy Manager, and we do not have the same level of day-to-day involvement or control over such projects that we do in a project we undertake directly. Accordingly, with respect to projects undertaken through Trilogy, we rely on the development expertise of the Trilogy Manager.

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
International development, ownership and operating activities involve risks that are different from those we face with respect to our domestic development, ownership and operating activities. For example, we have limited investing experience in international markets. As of December 31, 2024, we have investments in the United Kingdom, or the UK, and the Isle of Man that represent 1.3% of our portfolio, based on our aggregate purchase price of real estate investments. If we are unable to successfully manage the risks associated with international expansion and operations, we may be adversely affected.
Additionally, our ownership of properties in the UK and the Isle of Man currently subjects us to fluctuations in the exchange rates between U.S. dollars and the UK Pound Sterling, which may, from time to time, impact our financial condition, cash flows and results of operations. Revenues generated from any properties or other real estate-related investments we acquire or ventures we enter into relating to transactions involving assets located in markets outside the United States likely will be denominated in the local currency. Therefore, any investments we make outside the United States will subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar, and there can be no assurance that any attempt to mitigate foreign currency risk through hedging transactions or otherwise will be successful. As a result, changes in exchange rates of any such foreign currency to U.S. dollars may materially and adversely affect us and the book value of our assets. In addition, changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our status as a REIT. Further, bank accounts in a foreign currency which are not considered cash or cash equivalents may adversely affect our status as a REIT. In addition, international operations subject us to regulatory requirements that are different from, and in some cases may conflict with, domestic regulatory requirements, as well as increasing the cost of our compliance.
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
Natural disasters and severe weather events, including earthquakes, wildfires, storms, tornados, floods, hurricanes, snow and freezing temperatures could cause significant damage to our properties and the surrounding environment or area. Climate change is causing such events to become more frequent and increasingly severe in their effects, which could increase the costs to and impact on us, our tenants and our operators over time, including physical damage to or a decrease in demand for properties located in these areas or affected by these conditions.
Such natural disasters and severe weather events could cause increased operational costs, as well as substantial damages or losses to our properties that could exceed our, our tenants’ or operators’ property insurance coverage. If we incur a loss greater than insured limits, or if for any reason insurance coverage is unavailable, we could lose our capital invested in the affected property, as well as anticipated future revenue from that property. Climate change and natural disasters may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable.
Additionally, we are subject to transition risk from international, governmental and societal responses to climate change that may materially and adversely affect us, our tenants or our operators, including through shifts in fuel sources leading to short- or long-term increases in energy costs and new and more stringent building codes pertaining to energy efficiency, reduced emissions or weather resistance that may be more costly to comply with, any of which could increase our building costs and our and our operators’ capital expenditures, maintenance and operating costs. Also, we are or may become subject to regulatory uncertainty, as well as new laws and market expectations with respect to disclosure requirements, and this may result in additional investments and implementation of new practices and reporting processes, all entailing additional compliance costs and risk. For example, the EU recently adopted the Corporate Sustainability Reporting Directive that will impose disclosure of the risks and opportunities arising from social and environmental issues and of the impact of companies’ activities on people and the environment. Similarly, the State of California recently passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that will impose broad climate-related disclosure obligations on companies doing business in California. The SEC also adopted rules mandating certain climate change disclosures in 2024, but the rules have been subject to litigation and were stayed indefinitely by the SEC in April 2024. Additional changes in international, federal, state or local regulation, regulatory uncertainty and societal expectations could materially and adversely affect us directly or indirectly through the impact on our operators.
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
Many of our healthcare facilities and their tenants and operators require a license or certificate of need, or CON, in order to operate in certain states. Failure to obtain a license or CON, or the loss of a required license or CON, would prevent a facility from operating in the manner intended by the tenant or operator. These events could materially and adversely affect a tenant’s ability to make rent payments to us or for an operator to operate a facility held in a RIDEA structure efficiently, either of which could have a material adverse effect on us. Similarly, state and local laws also may regulate expansion, including the addition of new beds/units or services or the acquisition of medical equipment at a facility, and the construction of healthcare-related facilities, by requiring a CON or other similar approval. State CON laws and other similar laws are not uniform throughout the United States and are subject to change. Restrictions on the expansion of our facilities could materially and adversely affect a tenant’s ability to make rent payments to us or for an operator to operate a facility held in a RIDEA structure efficiently, either of which could have a material adverse effect on us. We cannot predict the impact of state CON laws or similar laws on our development or expansion of facilities or the operations of our tenants or operators.

In addition, in certain areas, state CON laws materially limit the ability of competitors to enter into the markets served by our facilities, thereby limiting competition. The repeal of such CON laws could allow competitors to freely operate in previously closed markets. Any such increased competition could materially and adversely affect a tenant’s ability to make rent payments to us or for an operator to operate a facility held in a RIDEA structure efficiently, either of which could have a material adverse effect on us. These CON laws could also restrict our own ability to expand in new markets.
In certain circumstances, loss of state licensure or certification or closure of a facility could ultimately result in loss of authority to operate the facility or provide services at the facility and require new CON authorization, licensure and/or authorization or potential authorization from CMS to re-institute operations. As a result, the value of the facility may be reduced, which could materially and adversely affect us.
Reimbursement rates from third-party payors, including Medicare and Medicaid, that do not rise as quickly, or at all, compared to the rate of inflation, and which may become unavailable or reduced, could adversely affect our tenants’ operations and ability to make rental payments to us or our profitability from operating facilities held in RIDEA structures.
Sources of revenue for our tenants and operators may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in the slower growth in reimbursement rates for certain services provided by some of our tenants and operators, which could have a material adverse effect on us. In addition, the healthcare billing rules and regulations are complex, and the failure of any of our tenants or operators to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid, and other government sponsored payment programs. Moreover, the state and federal governmental healthcare payment programs are subject to state and federal legislative and administrative actions, and changes in reimbursement models may reduce our tenants’ and operators’ revenues and adversely affect our tenants’ ability to make rent payments to us or our operators’ ability to operate facilities held in RIDEA structures efficiently, either of which could have a material adverse effect on us. Recently, federal policymakers have announced proposals that may result in significant changes to the healthcare system in the United States, including with respect to government funding of or from Medicaid, which could impact us and certain of our tenants.
The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. It is possible that our tenants and operators will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to reimbursement based upon value-based principles and quality driven managed care programs, and general industry trends that include pressures to control healthcare costs. The combination of these general industry trends and a shift away from traditional health insurance reimbursement based upon a fee for service payment towards payment based upon quality outcomes have increased the uncertainty of payments.
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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law and repealed the individual mandate financial penalty portion of the Healthcare Reform Act beginning in 2019. With the elimination of the individual mandate enforcement mechanism, several states brought suit seeking to invalidate the entire Healthcare Reform Act. On June 17, 2021, the U.S. Supreme Court dismissed this lawsuit without specifically ruling on the constitutionality of the law. However, challenges to the Healthcare Reform Act may continue. If any portion of the Healthcare Reform Act is eventually ruled unconstitutional, our tenants and operators may have more patients and residents who do not have insurance coverage, which may adversely impact the tenants’ and operators’ collections and revenues. CMS has also taken steps to strengthen accountability for nursing homes participating in the Special Focus Facilities, or SFF, an oversight program designed to monitor poor-performing nursing homes. These measures include increased penalties for SFF nursing homes that fail to improve, additional safety standards that SFF nursing homes must implement, increased communication between CMS and SFF nursing homes and monthly public updates to CMS’s SFF List, which highlights facilities with a history of serious quality of care issues. The financial impact of these and any future administrative actions on our tenants and operators could adversely affect a tenant’s ability to make rent payments to us or an operator’s ability to operate facilities held in RIDEA structures efficiently, either of which could have a material adverse effect on us.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments to the statute, some of which have changed the 2% amount for specific years or suspended the 2% for specific years, will remain in effect through 2032, unless additional Congressional action is taken. Future governmental actions, including changes to the ACA or a reduction in support for Medicare, Medicaid and other government sponsored payment programs, are difficult to predict and could have a material adverse effect on our financial condition and results of operations, while increased regulatory uncertainty could raise our compliance costs. The financial impact on our tenants and operators could adversely affect a tenant’s ability to make rent payments to us or an operator’s ability to operate facilities efficiently, either of which could have a material adverse effect on us.
In addition, because we and our tenants may rely on government programs or agencies as a source of funding, we and our tenants may be adversely affected by changes in government spending and funding priorities. Funding from government agencies and reimbursement programs such as Medicare and Medicaid, including the overall availability and reimbursement rates under these programs, often fluctuates and is subject to the political process, which is often unpredictable. For example, federal policymakers have announced proposals to reduce overall healthcare spending, including with respect to Medicaid funding, which could impact our healthcare provider tenants and borrowers. Any reduction in the availability or rate of funding or reimbursement, or delays surrounding the approval of such funding or reimbursement, may adversely impact our tenants’ operations or may cause our tenants to cease making rent payment payments to us or delay or forgo leasing space in our properties, which in turn may negatively impact our business, financial condition, or results of operations. In addition, such developments could adversely impact the overall demand for space in our properties.
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
•the Federal Physician Self-Referral Prohibition, which, subject to specific exceptions, restricts physicians from making referrals for certain designated health services for which payment may be made under Medicare to an entity with which the physician, or an immediate family member, has a financial relationship;
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
Our tenants and operators may become subject to claims that their services have resulted in patient injury or other adverse effects. Healthcare providers have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by our tenants and operators may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to our tenants and operators due to state law prohibitions or limitations of availability. As a result, tenants and operators of our senior housing, SNFs, OM buildings and other healthcare-related facilities operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. We also believe that there has been, and will continue to be, an increase in regulatory or other governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance may not always be available to cover such losses. Any adverse determination or settlement in a legal proceeding or regulatory or other governmental investigation, whether currently asserted or arising in the future, could negatively affect a tenant’s or operator’s business and financial strength. If a tenant or operator is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if uninsured punitive damages are required to be paid, or if an uninsurable government enforcement action is brought, the tenant or operator could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent to us or the operator’s ability to manage our properties efficiently and effectively, which could have a material adverse effect on us.

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
The Healthcare Reform Act requires SNFs to have a compliance and ethics program that is effective in preventing and detecting criminal, civil and administrative violations and in promoting quality of care as a condition of participation in Medicare and Medicaid. Additionally, in November 2024, the U.S. Department of Health & Human Services, Office of the Inspector General published industry segment-specific compliance program guidance for SNFs and nursing facilities that identifies key risk areas for the industry and provides recommendations for minimizing conflicts of interest in nursing facility pharmaceutical decisions. CMS also continues to require the disclosure of certain ownership and managerial information regarding Medicare SNFs and Medicaid SNFs, including updates to identify REIT ownership of SNFs. If our operators fall short in their compliance and ethics programs and quality assurance and performance improvement programs, if and when required, their reputations and ability to attract patients and residents could be adversely affected, which could have a material adverse effect on us.
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
Risks Related to Joint Ventures
When we serve as a managing member, general partner or controlling party with respect to investments or joint ventures, we may be subject to risks and liabilities that we would not otherwise face.
In certain circumstances, we may serve as a managing member, general partner or controlling party with respect to investments and joint ventures. In such instances, we may face additional risks including, among others, the following:
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
Risks Related to Debt Financing
We may incur additional indebtedness in the future, which could materially and adversely affect us.
As of December 31, 2024, we had indebtedness of $1.7 billion, which is comprised of $689,000,000 in unsecured debt under our 2024 Credit Agreement and $1.0 billion in secured mortgage loans payable. Although our overall leverage was lower than 30.0% of our combined market capitalization and outstanding indebtedness as of December 31, 2024, our organizational documents do not place a limitation on the amount of leverage that we may incur, and we could incur leverage substantially in excess of this amount.
We expect to fund a portion of our cash needs, including funding of investment activity, with our operating cash flows, issuances of additional equity, additional indebtedness or a combination of the foregoing. Our ability to access additional debt capital will be significantly influenced by our operating performance and our creditworthiness, as well as by general economic and market conditions. Significant unsecured and secured indebtedness adversely affects our creditworthiness and would adversely affect our ability to access additional debt capital and increase the cost of any debt capital that is available to us and may require us to accept restrictive covenants. A reduction in our access to debt capital, an increase in the cost thereof or our acceptance of restrictive covenants could limit our ability to achieve our business objectives and pursue our growth strategies.
Additionally, rising interest rates have significantly increased our interest costs in recent years. Expensive debt could reduce or limit our available cash flow to fund working capital, capital expenditures, acquisitions and development projects, reduce cash available for distributions to stockholders, hinder our ability to meet certain debt service ratios under our credit agreements or impose restrictions on our ability to incur additional debt for so long as certain debt service ratios are not met.
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
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2016. We believe that we have been, and, through the time of the merger of Griffin-American Healthcare REIT III, Inc., or GAHR III, into us, on October 1, 2021, GAHR III was organized and operated, and we intend to continue to operate in conformity with the requirements for qualification and taxation as a REIT under the Code. To continue to maintain our qualification as a REIT, we, and our subsidiary REIT, Trilogy Real Estate Investment Trust, or Trilogy REIT, must meet various requirements set forth in the Code concerning, among other things, the ownership of our, or Trilogy REIT’s, outstanding common stock, the nature of our, or Trilogy REIT’s, assets, the sources of our, or Trilogy REIT’s, income, and the amount of our, or Trilogy REIT’s, distributions to stockholders. In addition, if it is determined that GAHR III lost, in any year prior to the merger described above, its qualification as a REIT without being entitled to any relief under the statutory provisions to preserve REIT status, we, as a “successor” to GAHR III under the REIT rules, will not be able to qualify as a REIT to the extent we are unable to avail ourselves of any relief under the statutory provisions to preserve REIT status. The REIT qualification requirements are extremely complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. In addition, the determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a REIT. Accordingly, we cannot be certain that we, or Trilogy REIT, will be successful in operating in compliance with the REIT rules in such manner as to allow us to maintain our qualification as a REIT. At any time, new laws, interpretations or court decisions may change the U.S. federal tax laws relating to, or the U.S. federal income tax consequences of, qualification as a REIT. It is possible that future economic, market, legal, tax or other considerations may cause our board to determine that it is not in our best interests to maintain our qualification as a REIT, and to revoke our REIT election, which it may do without stockholder approval.
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
In general, under the REIT rules, we cannot directly operate any properties that are “qualified health care properties” and can only indirectly participate in the operation of “qualified health care properties” on an after-tax basis by leasing those properties to independent health care facility operators or to TRSs. A “qualified health care property” is any real property (and any personal property incident to that real property) which is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility or other licensed facility which extends medical or nursing or ancillary services to patients and is operated by a provider of those services that is eligible for participation in the Medicare program with respect to that facility. Furthermore, rent paid by a lessee of a “qualified health care property” that is a “related party tenant” of ours generally will not be qualifying income for purposes of the two gross income tests applicable to REITs. However, a TRS that leases “qualified health care properties” from us will not be treated as a “related party tenant” with respect to our “qualified health care properties” that are managed by an eligible independent contractor, or EIK. This structure, where we lease “qualified health care properties” to a TRS, which in turn contracts with an EIK to operate such properties for a fee, is commonly referred to as the RIDEA structure. If we incorrectly classified a property as a “qualified health care property” and leased it to a TRS under the RIDEA structure, any rental income therefrom would likely not be qualifying income for purposes of the two gross income tests applicable to REITs.
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
To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” Rent paid to us by TRSs pursuant to the lease of our “qualified health care properties” under the RIDEA structure will constitute a substantial portion of our gross income. For that rent to qualify as “rents from real property” for purposes of the REIT gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U. S. federal income tax purposes, we may fail to qualify as a REIT.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability or reduce our operating flexibility.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal and state income tax laws applicable to investments similar to an investment in shares of our common stock. Additionally, the healthcare REIT industry recently has been the subject of scrutiny, which, among other things, could result in additional enforcement by the IRS. Additional changes to the tax laws, and administration of those laws by the IRS, are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect our taxation and our ability to continue to qualify as a REIT or the taxation of a stockholder. Any such changes could have a material adverse effect on an investment in shares of our common stock or on the market price thereof or the resale potential of our assets. Our stockholders are urged to consult with their tax advisor with respect to the impact of recent legislation on their investment in our stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.
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
Even if we maintain our qualification as a REIT, we may be subject to U.S. federal income taxes, state income taxes or foreign income taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain capital gains we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders may be treated as if they earned that income and paid the tax on it directly. However, our stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes or foreign taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. Any U.S. federal, state or foreign taxes we pay will reduce our cash available for distribution to our stockholders.
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
We have participated, and may continue to participate, in sale-leaseback transactions in which we purchase real estate investments and lease them back to the sellers of such properties. We believe we have structured and intend to structure any of our sale-leaseback transactions such that the lease will be characterized as a “true lease” and so that we will be treated as the owner of the property for U.S. federal income tax purposes. However, we cannot assure our stockholders that the IRS will not take the position that specific sale-leaseback transactions that we treated as leases should be re-characterized as financing arrangements or loans for U.S. federal income tax purposes. In the event that any such sale-leaseback transaction is re-characterized as a financing transaction for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such real estate investment would be disallowed or significantly reduced. If a sale-leaseback transaction is so re-characterized, we might fail to satisfy the REIT asset tests, income tests or distribution requirements and, consequently, lose our REIT status or be required to elect to distribute an additional distribution of the increased taxable income to avoid the loss of REIT status. This distribution would be paid to all stockholders at the time of declaration rather than the stockholders existing in the taxable year affected by the re-characterization.
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
The U.S. stock markets, including the NYSE, have experienced significant price and volume fluctuations. As a result, the market price of shares of our common stock is likely to be similarly volatile, and investors in shares of our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. We cannot assure our stockholders that the market price of shares of our common stock will not fluctuate or decline significantly in the future.

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
Our ability to pay dividends in the future may be limited by agreements relating to our indebtedness and other factors.
Agreements relating to our indebtedness may limit our ability to pay cash dividends on our common stock. For example, the Credit Facility restricts our ability to pay cash dividends on our common stock beyond those necessary to maintain our qualification for taxation as a REIT if we default under the Credit Facility. Other financing agreements or instruments that we enter into or issue (including preferred stock) in the future also may limit our ability to pay cash dividends on our common stock. If we default under the Credit Facility, or if future financing agreements or instruments restrict our ability to pay cash dividends, we will be restricted in our ability to pay cash dividends on our common stock unless we can refinance amounts outstanding under those agreements or instruments. Similarly, agreements relating to the indebtedness of certain of our subsidiaries, including Trilogy Holdings, limit such subsidiaries’ ability to make cash distributions to us in the event of a default under such agreements. This would reduce the amount of cash available to us and could adversely affect our ability to pay cash dividends on our common stock.
Additionally, our ability to pay dividends may be impaired if any of the risks described in this Annual Report on Form 10-K for the year ended December 31, 2024 were to occur. Payment of future dividends is subject to declaration by our board of directors and depends on a number of factors, including funds available for the payment of distributions, our financial condition, capital expenditure requirements, annual distribution requirements needed to maintain our status as a REIT under the Code, restrictions imposed by our organizational documents and Maryland law and other factors as our board of directors may deem relevant from time to time.
Future offerings of debt securities, which would be senior to our common stock, or equity securities, which would dilute our existing stockholders and may be senior to our common stock, may adversely affect our stockholders.
We may in the future attempt to increase our capital resources by offering debt or equity securities, including notes and classes of preferred or common stock. Debt securities or shares of preferred stock will generally be entitled to receive interest payments or distributions, both current and in connection with any liquidation or sale, prior to the holders of our common stock. We are not required to offer any such additional debt or preferred stock to existing common stockholders on a preemptive basis. Therefore, issuances of common stock or other equity securities, including sales of shares of our common stock under the ATM Offering, pursuant to any forward sale agreement, or upon conversion or exchange of securities convertible into or exchangeable for common stock, will generally dilute the holdings of our existing stockholders. Because we may generally issue any such debt or preferred stock in the future without obtaining the approval of our stockholders, our stockholders will bear the risk of our future issuances reducing the market price of our common stock and diluting their proportionate ownership. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the form, amount, timing or nature of our future issuances.
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
All distributions will be at the sole discretion of our board and will depend on our actual and projected financial condition, results of operations, cash flows, liquidity, maintenance of our REIT qualification and such other matters as our board may deem relevant from time to time. We intend to evaluate distributions throughout 2025, and it is possible that stockholders may not receive distributions equivalent to those previously paid by us for various reasons, including: (i) we may not have enough cash to pay such distributions due to changes in our cash requirements, indebtedness, capital spending plans, operating cash flows or financial position; (ii) decisions on whether, when and in what amounts to make any future distributions will remain at all times entirely at the discretion of the board, which reserves the right to change our distribution practices at any time and for any reason; (iii) our board may elect to retain cash for investment purposes, working capital reserves or other purposes, or to maintain or improve our credit ratings; and (iv) the amount of distributions that our subsidiaries may distribute to us may be subject to restrictions imposed by state law, state regulators and/or the terms of any current or future indebtedness that these subsidiaries may incur.
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
Effective internal control over financial reporting and disclosure controls are necessary for us to provide reliable financial reports, effectively prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, it could have a material adverse effect on us. We are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, and we are also required to have our independent registered public accounting firm attest to the same, as required by Section 404 of the Sarbanes-Oxley Act of 2002. If a material weakness or significant deficiency was to be identified in the effectiveness of our internal control over financial reporting, we may also identify deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we or our independent registered public accounting firm discover control issues, we will make efforts to improve our internal control over financial reporting and disclosure controls. However, there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal control over financial reporting and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect the listing of our common stock on NYSE. Ineffective internal control over financial reporting and disclosure controls could also cause investors to lose confidence in our reported financial information. Any of these matters could cause a significant decline in the market price of our common stock.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 1C. Cybersecurity.
Risk Management and Strategy
We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats. Our risk management strategy begins with identifying areas of risk through risk assessment and an annual review of our practices and policies against the National Institute of Standards and Technology, or NIST, Cybersecurity Framework. This framework encompasses six major focus areas and 106 subcategories. The results of each assessment are thoroughly analyzed to strengthen our security posture and maintain a comprehensive cybersecurity program.
In connection with these focus areas, we have implemented a variety of technical, physical and administrative controls to proactively prevent, detect and mitigate cybersecurity threats. These measures are designed to limit the impact of potential breaches by employing advanced logging and monitoring, robust access controls, multifactor authentication, firewalls, anti-malware and antivirus solutions, endpoint detection and response systems, network inspection tools, intrusion prevention mechanisms, content filtering and comprehensive patch and vulnerability management. Endpoints are routinely reviewed and scanned, with our Information Technology team addressing any identified issues to ensure ongoing protection.

We also engage external vendors to conduct external vulnerability scanning and assess our policies and practices. To safeguard critical systems, we maintain encrypted, immutable backups and conduct regular testing to confirm their confidentiality, integrity and availability. These efforts are reinforced by routine disaster recovery tabletop exercises and restore testing, ensuring that our organization is prepared for any potential disruptions. In addition to our internal cybersecurity capabilities, we also periodically engage assessors, consultants, auditors and other third parties to provide consultation and advice to assist with assessing, identifying and managing cybersecurity risks. For instance, we engage third-party consultants to perform annual walkthroughs and design testing of information technology, or IT, general controls on behalf of our Internal Audit team, as well as to test IT control effectiveness throughout the year.
We have developed processes to identify and manage cybersecurity risks from our service providers. We assess our operators and managers through due diligence surveys, interviews and risk evaluations. We take cybersecurity and data privacy considerations into account when we source, select and engage with our third-party service providers. Moreover, we document our third-party vendors and suppliers in a centralized registry and review their cybersecurity practices through diligence meetings and SOC2 report evaluations for security, availability of data, processing integrity, confidentiality and privacy controls. These measures help ensure that our partners adhere to best practices and maintain safeguards for our data. We also employ systems and processes designed to oversee, identify and reduce the potential impact of a security incident at a third-party vendor, service provider or otherwise implicating the third-party technology and systems we use. Lastly, we maintain cybersecurity insurance providing coverage for certain costs related to cybersecurity-related incidents that impact our cybersecurity and information technology infrastructure.
As of December 31, 2024, we are not aware of any cybersecurity threats or incidents that have materially affected us; however, there can be no guarantee that we will not be the subject of future attacks, threats or incidents that may have a material impact on our business strategy, results of operations or financial condition. Additional information on cybersecurity risks we face can be found in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K under the heading “A breach of, or failure in, information technology systems on which we rely could materially and adversely impact us,” which should be read in conjunction with the foregoing information.
Governance
Reporting to the Chief Operating Officer, our Vice President of Information Technology, who has extensive cybersecurity knowledge and skills from over 16 years of relevant work experience at our company and elsewhere, leads our Information Technology team, which is responsible for developing and implementing our information security program across our business. The Information Technology team comprises individuals with relevant educational and technical experience, including a dedicated IT Systems & Security Administrator. It works closely with the Legal department to oversee compliance and regulatory and contractual security requirements. Our Chief Operating Officer leads the Cybersecurity Incident Management Team, a cross-functional team that comprises Internal Audit, Legal, Information Technology, Risk Management and Accounting leaders. These individuals meet regularly and receive reports of, and monitor, the prevention, mitigation, detection and remediation of cybersecurity incidents. Our Chief Operating Officer is also responsible for reporting on cybersecurity and information technology to the Audit Committee.
We maintain and periodically review and update an incident response plan that applies in the event of a cybersecurity threat or incident to provide a standardized framework for responding to cybersecurity incidents. The incident response plan sets out a coordinated approach to investigating, containing, documenting and mitigating incidents, including reporting findings and keeping senior management and other key stakeholders informed and involved as appropriate. The objectives of the incident response plan are to reduce the number of systems and users affected by security incidents, reduce the time a threat actor spends within our network, reduce the damage caused by the breach and reduce the time required to restore normal operations. The incident response plan also specifies the use of third-party experts for legal advice, consulting and cyber incident response.
Our board has the ultimate oversight of cybersecurity risk, which it manages through our enterprise risk management program. Our board has delegated primary responsibility of overseeing cybersecurity risks to the Audit Committee. The Audit Committee's responsibilities include reviewing cybersecurity strategies with management, assessing processes and controls pertaining to the management of our information technology operations and their effectiveness and making sure that management's response to potential cybersecurity incidents is timely and effective. At least annually, the Audit Committee reviews with the management team our cybersecurity risk exposures and the steps that management has taken to monitor and control such exposures. This review may cover a variety of relevant topics, potentially including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations related to our operators, managers and other third-party partners. The scope and focus of each review are determined based on current priorities and emerging issues in cybersecurity. In addition, we engage third-party consultants to test our IT control effectiveness throughout the year, and any known exceptions and test results are communicated to management and the Audit Committee on a quarterly basis.

Item 2. Properties.
As of December 31, 2024, our principal executive offices are located at 18191 Von Karman Avenue, Suite 300, Irvine, California 92612. We believe our existing leased facilities are in good condition and suitable for the conduct of our business.
Real Estate Investments
As of December 31, 2024, we operated through four reportable business segments: integrated senior health campuses, OM, SHOP and triple-net leased properties. We own and/or operate 100% of our properties as of December 31, 2024, with the exception of our investments in Southlake TX Hospital, Pinnacle Beaumont ALF, Pinnacle Warrenton ALF and Louisiana Senior Housing Portfolio. See Note 12, Redeemable Noncontrolling Interests, and Note 13, Equity — Noncontrolling Interests in Total Equity, to the Consolidated Financial Statements that are part of this Annual Report on Form 10-K, for a further discussion of our noncontrolling interests. The following table presents certain additional information about our real estate investments as of December 31, 2024 (square feet and dollars in thousands):

Reportable Segment	Number of Buildings/ Campuses	GLA (Sq Ft)	% of GLA	Aggregate Contract Purchase Price	Annualized Base Rent/NOI(1)	% of Annualized Base Rent/NOI	Leased %(2)
Integrated senior health campuses	126	9,323	48.6%	$2,020,596	$210,112	54.1%	88.0%
OM	84	4,262	22.3	1,205,145	96,173	24.7	87.9%
SHOP	84	4,531	23.7	934,306	52,288	13.5	85.4%
Triple-net leased properties	20	1,039	5.4	373,165	30,088	7.7	100%
Total/weighted average(3)	314	19,155	100%	$4,533,212	$388,661	100%	90.3%
___________
(1)With the exception of our SHOP and integrated senior health campuses, amount is based on annualized contractual base rent from leases as of December 31, 2024. For our SHOP and integrated senior health campuses, amount is based on annualized NOI, a non-GAAP financial measure, due to the characteristics of the RIDEA structure. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Operating Income, for a further discussion of NOI.
(2)Leased percentage includes all third-party leased space at our non-RIDEA properties (including master leases), except for our SHOP and integrated senior health campuses where leased percentage represents resident occupancy on the available units/beds therein.
(3)Total portfolio weighted average leased percentage excludes our SHOP and integrated senior health campuses.
We own fee simple interests in all of our land, buildings and campuses, except for the following properties that are located on land that is subject to ground leases: (a) 18 OM buildings; (b) five integrated senior health campuses; and (c) one SNF, in each case, for which we own fee simple interests in the building and other improvements on such properties. Additionally, we own and operate 17 integrated senior health campuses that were leased to Trilogy by third parties.
The following information generally applies to our properties:
•we believe all of our properties are adequately covered by insurance and are suitable for their intended purposes;
•we have no plans for any material renovations, improvements or development with respect to any of our properties, except in accordance with planned budgets and within our integrated senior health campuses segment;
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

Lease Expirations
Substantially all of our leases with residents at our SHOP and integrated senior health campuses are for a term of one year or less. The following table presents the sensitivity of our annual base rent due to lease expirations for the next 10 years and thereafter at our properties as of December 31, 2024, excluding our SHOP and integrated senior health campuses (square feet and dollars in thousands):

Year	Number of Expiring Leases	Total Sq. Ft. of Expiring Leases	% of GLA Represented by Expiring Leases	Annual Base Rent of Expiring Leases(1)	% of Total Annual Base Rent Represented by Expiring Leases
2025	101	571	11.9%	$14,576	10.0%
2026	46	214	4.5	4,939	3.4
2027	69	462	9.6	12,698	8.8
2028	58	512	10.7	15,143	10.4
2029	63	530	11.0	15,214	10.5
2030	47	538	11.2	17,499	12.1
2031	22	190	4.0	5,538	3.8
2032	24	393	8.2	9,879	6.8
2033	14	199	4.2	6,452	4.4
2034	12	226	4.7	5,778	4.0
Thereafter	30	956	20.0	37,487	25.8
Total	486	4,791	100%	$145,203	100%
___________
(1)Amount is based on the total annual contractual base rent expiring in the applicable year, based on leases as of December 31, 2024.

Geographic Diversification/Concentration Table
The following table lists our property locations and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2024 (square feet and dollars in thousands):

State	Number of Buildings/ Campuses	GLA (Sq Ft)	% of GLA	Annualized Base Rent/NOI(1)	% of Annualized Base Rent/NOI
Alabama	4	260	1.4%	$4,323	1.1%
Arkansas	1	51	0.3	601	0.2
Arizona	1	34	0.2	899	0.2
California	7	301	1.6	2,986	0.8
Colorado	6	287	1.5	6,994	1.8
Connecticut	3	107	0.6	2,415	0.6
District of Columbia	1	134	0.7	5,107	1.3
Florida	1	11	0.1	651	0.2
Georgia	11	457	2.4	10,602	2.7
Iowa	1	38	0.2	613	0.2
Illinois	10	330	1.7	5,693	1.5
Indiana	76	5,300	27.7	138,228	35.6
Kansas	2	116	0.6	3,009	0.8
Kentucky	17	1,504	7.9	658	0.2
Louisiana	7	257	1.3	3,073	0.8
Massachusetts	7	513	2.7	12,191	3.1
Maryland	1	77	0.4	1,818	0.5
Michigan	28	1,594	8.3	37,310	9.6
Minnesota	1	46	0.2	932	0.2
Missouri	4	384	2.0	8,450	2.2
Mississippi	2	76	0.4	1,246	0.3
North Carolina	8	330	1.7	7,551	1.9
Nebraska	2	282	1.5	3,600	0.9
New Jersey	4	162	0.8	4,069	1.0
Nevada	1	191	1.0	4,592	1.2
New York	1	91	0.5	3,107	0.8
Ohio	30	2,361	12.3	45,686	11.8
Oregon	25	667	3.5	7,859	2.0
Pennsylvania	8	556	2.9	16,208	4.2
South Carolina	1	59	0.3	1,695	0.4
Tennessee	1	46	0.2	755	0.2
Texas	22	1,454	7.6	22,498	5.8
Utah	1	66	0.3	836	0.2
Virginia	2	282	1.4	6,392	1.5
Washington	7	242	1.3	7,341	1.9
Wisconsin	4	334	1.7	3,729	1.0
Total Domestic	308	19,000	99.2	$383,717	98.7
Isle of Man and UK	6	155	0.8	4,944	1.3
Total	314	19,155	100%	$388,661	100%

___________
(1)Amount is based on contractual base rent from leases as of December 31, 2024, with the exception of our SHOP and integrated senior health campuses, which amount is based on annualized NOI due to the characteristics of the RIDEA structure. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Operating Income, for a further discussion of NOI.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Common Stock began trading on the NYSE under the ticker symbol “AHR” on February 7, 2024. As of February 19, 2025, we had approximately 157,565,295 aggregate shares of our Common Stock outstanding, held by approximately 6,364 stockholders of record. This number does not represent the actual number of beneficial owners of our Common Stock because shares of our Common Stock are frequently held in “street name” by securities dealers and others for the beneficial owners who may vote the shares. Prior to February 7, 2024, there was no established public trading market for our Common Stock.
On February 9, 2024, we closed the February 2024 Offering, through which we issued 64,400,000 shares, including the underwriters’ overallotment of 8,400,000 shares, of a new class of Common Stock, $0.01 par value per share, at an initial price to the public of $12.00 per share, for a total of $772,800,000 in gross offering proceeds. On September 20, 2024, we closed the September 2024 Offering, through which we issued 20,010,000 shares, including the underwriter’s overallotment of 2,610,000 shares, $0.01 par value per share, at a price of $23.55 per share, for a total of $471,236,000 in gross offering proceeds. On November 18, 2024, we commenced the ATM Offering. As of December 31, 2024, we sold an aggregate of 4,285,531 shares of Common Stock under the ATM Offering for gross proceeds of $120,220,000 at an average gross price of $28.05 per share.
Distributions
We qualify, and elect to be taxed, as a REIT under the Code, and we intend to continue to qualify to be taxed as a REIT. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute to our stockholders a minimum of 90.0% of our annual taxable income, excluding net capital gains. Our board shall authorize distributions, if any, on a quarterly basis, in such amounts as our board shall determine, and each quarterly record date for the purposes of such distributions shall be determined and authorized by our board in the last month of each calendar quarter until such time as our board changes our distribution policy. In November 2022, our board suspended our distribution reinvestment plan, or DRIP, offering beginning with distributions declared for the quarter ending December 31, 2022. In February 2025, our board approved the termination of our DRIP.
Since the first quarter of 2023, our board has authorized a quarterly distribution equal to $0.25 per share to holders of our common stock, which we expect will continue to be paid in the future, though we cannot guarantee that our distributions will continue at the current value or at all. Such quarterly distributions were equal to an annualized distribution rate of $1.00 per share and paid in cash, only from legally available funds. The amount of the quarterly distributions paid to our common stockholders was determined by our board and was dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our qualification as a REIT under the Code. We have not established any limit on the amount of borrowings that may be used to fund distributions, except that, in accordance with Maryland law, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business; or (ii) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences.
See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Distributions, for a further discussion of our distributions.
Recent Sales of Unregistered Securities
On October 18, 2024, Flaherty Trust redeemed all of its OP units in exchange for 211,306 shares of our Common Stock on a one-for-one basis. The issuance of shares of Common Stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
On December 6, 2024, Griffin Capital redeemed a portion of its OP units in exchange for 69,882 shares of our Common Stock on a one-for-one basis. The issuance of shares of Common Stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
In October 2024, we acquired 22,488 shares of our Common Stock, for an aggregate of $567,000 at a weighted average price of $25.23 per share in order to satisfy employee tax withholding requirements associated with the vesting of restricted stock awards issued pursuant to the AHR Incentive Plan. The value of the shares withheld is based on the closing price of our Common Stock on the day prior to the vesting date, or if such date is not a trading day, the immediately preceding trading day. In November and December 2024, we did not acquire any shares of our Common Stock.
Performance Graph
The following performance graph and table below compare the cumulative total return (including dividends) of shares of our Common Stock for the period from the listing of our shares on the NYSE on February 7, 2024 through December 31, 2024, with the cumulative returns of the Russell 2000 and the FTSE NAREIT All Equity REITs index, or FNER, over the same period of time. The data are based on the closing prices for the periods presented. The graph assumes that $100 was invested on February 7, 2024 and assumes the reinvestment of any dividends. The shareholder return shown on the graph below is not indicative of future performance. The information in this paragraph and the following performance graph are deemed “furnished”, not “filed”, with the SEC and is not to be incorporated by reference into any of our filings, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except as shall be expressly set forth by specific reference in such filing.

Performance - AHR vs Indices
$250
$225
$200
$175
$150
$125
$100
$75
2/7/2024
12/31/2024
AHR
Russell 2000
FNER (Equity REIT Index)

Ticker/Index	2/7/2024	12/31/2024
AHR	$100.00	$226.64
Russell 2000	$100.00	$115.85
FNER	$100.00	$110.71
Item 6. [Reserved].
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to American Healthcare REIT, Inc. and its subsidiaries, including American Healthcare REIT Holdings, LP, except where otherwise noted.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to promote understanding of our results of operations and financial condition. Such discussion is provided as a supplement to, and should be read in conjunction with our accompanying consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2024 and 2023, together with our results of operations and cash flows for the years ended December 31, 2024, 2023 and 2022. This section discusses the results of operations and cash flows for fiscal year 2024 compared to fiscal year 2023. We have omitted the discussion related to the results of operations and changes in financial condition for fiscal year 2023 compared to fiscal year 2022 from this Annual Report on Form 10-K, but such discussion may be found in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our fiscal year 2023 Annual Report Form 10-K, which was filed with the U.S. Securities and Exchange Commission, or the SEC, on March 22, 2024.
Forward-Looking Statements
Certain statements contained in this report, other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995 (collectively with the “Securities Act and Exchange Act, or the Acts”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in the Acts. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “can,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “possible,” “initiatives,” “focus,” “seek,” “objective,” “goal,” “strategy,” “plan,” “potential,” “potentially,” “preparing,” “projected,” “future,” “long-term,” “once,” “should,” “could,” “would,” “might,” “uncertainty,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the United States Securities and Exchange Commission, or SEC.
Any such forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate, and beliefs of, and assumptions made by, our management and involve uncertainties that could significantly affect our financial results. Such statements include, but are not limited to: (i) statements about our plans, strategies, initiatives and prospects, including any future capital-raising initiatives and planned or future acquisitions or dispositions of properties and other assets; and (ii) statements about our future results of operations, capital expenditures and liquidity. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs, and regulations or proposed regulations governing the operations and sales of health care properties; the availability of capital; our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due; our ability to maintain our qualification as a REIT for U.S. federal income tax purposes; changes in interest rates and foreign currency risk; competition in the real estate industry; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the success of our investment strategy; cybersecurity incidents and information technology failures, including unauthorized access to our computer systems and/or our vendors’ computer systems and our third-party management companies’ computer systems and/or their vendors’ computer systems; our ability to retain our executive officers and key employees; unexpected labor costs and inflationary pressures; and those risks identified in Item 1A, Risk Factors in this Annual Report on Form 10-K. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. Forward-looking statements in this Annual Report on Form 10-K speak only as of the date on which such statements are made, and undue reliance should not be placed on such statements. We undertake no obligation to update any such statements that may become untrue because of subsequent events. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview and Background
American Healthcare REIT, Inc., a Maryland corporation, is a self-managed REIT that acquires, owns and operates a diversified portfolio of clinical healthcare real estate properties, focusing primarily on outpatient medical, or OM, buildings, senior housing, skilled nursing facilities, or SNFs, and other healthcare-related facilities. We have built a fully-integrated management platform, with approximately 114 employees, that operates clinical healthcare properties throughout the United States, the United Kingdom and the Isle of Man. We own and operate our integrated senior health campuses and senior housing operating properties, or SHOP, utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure. We have also originated and acquired secured loans and may acquire other real estate-related investments in the future on an infrequent and opportunistic basis. We generally seek investments that produce current income; however, we have selectively developed, and may continue to selectively develop, healthcare real estate properties. We have elected to be taxed as a REIT for U.S. federal income tax purposes. We believe that we have been organized and operated, and we intend to continue to operate, in conformity with the requirements for qualification and taxation as a REIT under the Code.
Operating Partnership
We conduct substantially all of our operations through American Healthcare REIT Holdings, LP, or our operating partnership, and we are the sole general partner of our operating partnership. As of December 31, 2023, we owned 95.0% of the operating partnership units, or OP units, in our operating partnership, and the remaining 5.0% OP units were owned by the following limited partners: (i) AHI Group Holdings, LLC, which is owned and controlled by Jeffrey T. Hanson, the non-executive Chairman of our board of directors, or our board, Danny Prosky, our Chief Executive Officer, President and director, and Mathieu B. Streiff, one of our non-executive directors; (ii) Platform Healthcare Investor T-II, LLC; (iii) Flaherty Trust; and (iv) a wholly owned subsidiary of Griffin Capital Company, LLC, or Griffin Capital. On August 19, 2024 and October 18, 2024, Platform Healthcare Investor T-II, LLC and Flaherty Trust, respectively, redeemed all of their OP units in exchange for 1,216,571 shares and 211,306 shares, respectively, of our Common Stock on a one-for-one basis and, as a result, are no longer limited partners of our operating partnership. On December 6, 2024, Griffin Capital redeemed a portion of its OP units in exchange 69,882 shares of our Common Stock on a one-for-one basis. As of December 31, 2024, we owned 98.7% of the OP units in our operating partnership, and the remaining 1.3% of the OP units were owned by the remaining limited partners. See Note 12, Redeemable Noncontrolling Interests, and Note 13, Equity — Noncontrolling Interests in Total Equity, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of the ownership in our operating partnership.
Public Offerings and Listing
On February 9, 2024, pursuant to a Registration Statement filed with the SEC, on Form S-11 (File No. 333-267464), as amended, we closed our underwritten public offering, or the February 2024 Offering, through which we issued 64,400,000 shares of Common Stock, for a total of $772,800,000 in gross offering proceeds. Such amounts include the exercise in full of the underwriters’ overallotment option to purchase up to an additional 8,400,000 shares of Common Stock. We listed these shares of Common Stock on the New York Stock Exchange, or NYSE, under the trading symbol “AHR” and began trading on February 7, 2024.
Following the closing of the February 2024 Offering and until August 5, 2024, we presented our Common Stock, Class T common stock and Class I common stock, as separate classes of common stock within our consolidated balance sheets and consolidated statements of equity. Any references to Common Stock in this Annual Report on Form 10-K refer to our NYSE-listed shares of common stock, whereas Class T common stock and Class I common stock refer to our historical non-listed shares of common stock. This applies to all historical periods presented herein. On August 5, 2024, 180 days after the listing of our Common Stock on the NYSE, each share of our Class T common stock and Class I common stock automatically converted into one share of our listed Common Stock.
On September 20, 2024, we closed our follow-on underwritten public offering, or the September 2024 Offering, under a prospectus supplement and related prospectus filed with the SEC pursuant to our effective shelf Registration Statement on Form S-3 (File No. 333-281488). Through the September 2024 Offering, we issued 20,010,000 shares of Common Stock, for a total of $471,236,000 in gross offering proceeds. Such amounts include the exercise in full of the underwriters’ overallotment option to purchase up to an additional 2,610,000 shares of Common Stock. These shares are also listed on the NYSE under the trading symbol “AHR” and began trading on September 19, 2024.
On November 18, 2024, we entered into a sales agreement and established an at-the-market equity offering program, or ATM Offering, under a prospectus supplement and related prospectus filed with the SEC pursuant to our effective shelf Registration Statement on Form S-3 (File No. 333-281488), pursuant to which we may, from time to time, offer and sell shares of Common Stock having an aggregate gross sales price of up to $500,000,000. Shares sold through the ATM Offering may be offered and sold in amounts to be determined by us from time to time, and are sold in negotiated transactions at market prices prevailing at the time of sale in accordance with Rule 415 under the Securities Act of 1933, as amended. During the year ended December 31, 2024, we sold an aggregate of 4,285,531 shares of Common Stock under the ATM Offering for gross proceeds of $120,220,000 at an average gross price of $28.05 per share. As of December 31, 2024, the remaining amount available under the ATM Offering for future sales of Common Stock was $379,780,000.
See Note 13, Equity — Common Stock, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of our public offerings.
Our Real Estate Investments Portfolio
We currently operate through four reportable business segments: integrated senior health campuses, OM, triple-net leased properties and SHOP. See Note 18, Segment Reporting, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion. As of December 31, 2024, we owned and/or operated 314 buildings and integrated senior health campuses representing approximately 19,155,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $4,533,212,000. In addition, as of December 31, 2024, we also owned a real estate-related debt investment purchased for $60,429,000.
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
These critical accounting estimates may require complex judgment in their application and are evaluated on an ongoing basis using information that is available as well as various other assumptions believed to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a material adverse impact to our consolidated financial condition and results of operations or a different presentation of our financial statements. A discussion of our significant accounting policies is included within Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K. There have been no significant changes to our critical accounting estimates during 2024. Below is a summary of the key judgments and assumptions used in our critical accounting estimates.
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
In accounting for asset acquisitions and business combinations, we, with assistance from independent valuation specialists, measure the fair value of tangible and intangible identified assets and liabilities, as applicable, based on their respective fair values for acquired properties, which is then allocated to acquired investments in real estate. The fair value measurement and its allocation require significant judgment and, in some cases, involve complex calculations. Significant assumptions used to determine such fair values include comparable market transactions, capitalization rates, discount rates, property operating data, among other assumptions, all of which can be impacted by expectations about future market or economic conditions. These allocation assessments directly impact our financial statements, such as the amount of depreciation and amortization we record over the estimated useful life of the property or the term of the lease.
Impairment of Long-Lived Assets
We periodically perform an analysis that requires us to judge whether indicators of impairment exist and to estimate likely future cash flows when a review for the recoverability of real estate assets is necessary. Projections of expected future operating cash flows require that we estimate future revenue amounts, future property operating expenses and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including capitalization and growth rates (for estimated future revenues and expenses), period of time we intend to hold and operate the property, general economic conditions and trends, or other available market data such as comparable sales, as applicable, could result in an incorrect assessment of the recoverability of the carrying value of our real estate assets. In the event that a real estate investment fails its recoverability test and our carrying value exceeds our estimated fair value, we would record an impairment loss to the extent the carrying value exceeds the estimated fair value of our real estate investment. Determining the fair value of real estate assets when measuring impairments involves significant judgment and generally utilizes comparable market transactions, negotiations with prospective buyers, or discounted future cash flow analyses subject to the capitalization and growth rates and other assumptions discussed above, as well the application of market discount rates to such cash flows. Our ability to accurately predict future operating results and resulting cash flows, and estimate fair values, impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our consolidated financial statements.
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
Acquisitions and Dispositions in 2024, 2023 and 2022
For a discussion of our acquisitions and dispositions of investments in 2024, 2023 and 2022, see Note 2, Summary of Significant Accounting Policies — Properties Held for Sale, Note 3, Real Estate Investments, Net, and Note 4, Business Combinations, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
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
Inflation
During the years ended December 31, 2024, 2023 and 2022, inflation has affected our operations. The annual rate of inflation in the United States was 3.0% in January 2025, as measured by the Consumer Price Index. We believe inflation has impacted our operations such that we have experienced, and continue to experience, increases in the cost of labor, services, energy and supplies, and therefore continued inflationary pressures on our integrated senior health campuses and SHOP could continue to impact our profitability in future periods. To offset the impact of inflation on the cost of labor and services, we had our RIDEA managers bill higher than average annual rent and care fee increases for existing residents in 2023 and 2024, as compared to prior years, while adjusting market rates as frequently as needed based on competitor pricing and market conditions. We believe this practice will improve operating performance in our integrated senior health campuses and SHOP, as well as increase rent coverage and the stability of our real estate revenue in our triple-net leased properties over time.
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
Scheduled Lease Expirations
Excluding our SHOP and integrated senior health campuses, as of December 31, 2024, our properties were 90.3% leased and, during 2025, 11.9% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next 12 months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. As of December 31, 2024, our remaining weighted average lease term was 6.8 years, excluding our SHOP and integrated senior health campuses.
Our combined SHOP and integrated senior health campuses were 87.2% leased as of December 31, 2024. Substantially all of our leases with residents at such properties are for a term of one year or less.
Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023
Our operating results are primarily comprised of income derived from our portfolio of properties and expenses in connection with the acquisition and operation of such properties. Our primary sources of revenue include rent generated by our leased, non-RIDEA properties and resident fees and services revenue from our RIDEA properties. Our primary expenses include property operating expenses and rental expenses. In general, we expect such revenues and expenses related to our portfolio of RIDEA properties to increase in the future due to an overall increase in occupancies, resident fees and pricing of care services provided.
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. As of December 31, 2024, we operated through four reportable business segments: integrated senior health campuses, OM, SHOP and triple-net leased properties.
The most significant drivers behind changes in our consolidated results of operations for the year ended December 31, 2024, as compared to the year ended December 31, 2023, were primarily due to: the increase in resident occupancies and billing rates, partially offset by the adverse effect of inflation, which resulted in increases in the cost of labor, services, energy and supplies; our acquisitions and dispositions of investments subsequent to December 31, 2023; and the transition of the operations of certain leased senior housing and skilled nursing facilities from triple-net leased properties to a managed portfolio utilizing a RIDEA structure. Additional information behind the changes in our consolidated results of operations is discussed in more detail below. See Note 2, Summary of Significant Accounting Policies — Properties Held for Sale, Note 3, Real Estate Investments, Net, and Note 4, Business Combinations, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of our acquisitions and dispositions during 2024 and 2023.

As of December 31, 2024 and 2023, we owned and/or operated the following types of properties (dollars in thousands):

	December 31,
	2024			2023
	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased % (1)	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased % (1)
Integrated senior health campuses	126	$2,020,596	88.0%	125	$1,948,122	85.5%
OM	84	1,205,145	87.9%	88	1,253,089	89.2%
SHOP	84	934,306	85.4%	55	802,367	81.2%
Triple-net leased properties	20	373,165	100%	28	469,965	100%
Total/weighted average(2)	314	$4,533,212	90.3%	296	$4,473,543	91.3%
___________
(1)Leased percentage includes all third-party leased space at our non-RIDEA properties (including master leases), except for our SHOP and integrated senior health campuses where leased percentage represents resident occupancy on the available units/beds therein.
(2)Weighted average leased percentage excludes our SHOP and integrated senior health campuses.
Revenues and Grant Income
Our primary sources of revenue include resident fees and services revenue generated by our RIDEA properties and rent from our leased, non-RIDEA properties. For the years ended December 31, 2024 and 2023, resident fees and services revenue primarily consisted of rental fees related to resident leases, extended health care fees and other ancillary services, and real estate revenue primarily consisted of base rent and expense recoveries. The amount of revenues generated by our RIDEA properties depends principally on our ability to maintain resident occupancy rates. The amount of revenues generated by our non-RIDEA properties is dependent on our ability to maintain tenant occupancy rates of currently leased space and to lease available space at the then existing rental rates. We also received grant income during 2023. Revenues and grant income by reportable segment consisted of the following for the periods presented below (in thousands):

	Year Ended December 31,
	2024	2023
Resident Fees and Services Revenue
Integrated senior health campuses	$1,619,812	$1,481,880
SHOP	263,986	186,862
Total resident fees and services revenue	1,883,798	1,668,742
Real Estate Revenue
OM	134,740	146,068
Triple-net leased properties	52,130	44,333
Total real estate revenue	186,870	190,401
Grant Income
Integrated senior health campuses	—	7,475
Total grant income	—	7,475
Total revenues and grant income	$2,070,668	$1,866,618
Resident Fees and Services Revenue
For our integrated senior health campuses segment, we increased resident fees and services revenue by $137,932,000 for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to: (i) increased resident occupancy and higher resident fees as a result of an increase in billing rates and levels of care service provided; and (ii) an increase of $24,531,000 due to the expansion of our customer base, expansion of services offered and increases in billing rates for such services at ancillary business units within Trilogy Investors, LLC, or Trilogy.

For our SHOP segment, we increased resident fees and services revenue by $77,124,000 for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to: (i) an increase of $43,750,000 due to the acquisition of 14 senior housing properties in Oregon in February 2024; (ii) an increase of $13,929,000 due to the transitioning of leased senior housing facilities in our Michigan ALF Portfolio to a managed portfolio utilizing a RIDEA structure in November 2023; (iii) an increase of $6,389,000 due to the acquisition of five senior housing properties in Washington in September 2024; (iv) an increase of $1,174,000 due to the acquisition of one senior housing property in Georgia in October 2024; and (v) increased resident occupancy and higher resident fees as a result of an increase in billing rates. Additionally, $6,026,000 of the increase in resident fees and services revenue for our SHOP segment for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to transitioning SNFs in our Central Wisconsin Senior Care Portfolio from triple-net leased properties to a managed portfolio utilizing a RIDEA structure in March 2023. Such increases in resident fees and services revenue in our SHOP segment were partially offset by a decrease of $12,599,000 due to real estate dispositions within our SHOP segment in 2023 and 2024.
Real Estate Revenue
For the year ended December 31, 2024, real estate revenue within our triple-net leased properties segment increased $7,797,000, as compared to the year ended December 31, 2023, primarily due to transitioning each of the leased SNFs in our Central Wisconsin Senior Care Portfolio to a managed portfolio utilizing a RIDEA structure in 2023 that resulted in the full amortization of an aggregate $8,073,000 of above-market leases recorded against real estate revenue in 2023, as well as a $1,966,000 increase in revenue due to the early extension of the lease at Crown Senior Care Portfolio located in the UK. Such increase was partially offset by a $2,358,000 decrease in real estate revenue generated from our Michigan ALF Portfolio prior to such transition to a managed portfolio utilizing a RIDEA structure in November 2023.
Real estate revenue for our OM segment decreased $11,328,000 for year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to dispositions of OM buildings during 2023 and 2024 and a slight decrease in occupancy.
Grant Income
For the year ended December 31, 2024, we did not recognize any grant income. For the year ended December 31, 2023, we recognized an aggregate $7,475,000 of grant income at our integrated senior health campuses and SHOP primarily related to government grants received through Coronavirus Aid, Relief, and Economic Security Act economic stimulus programs. As of April 2023, the federal government’s coronavirus public health emergency declaration expired, and certain relief measures have been wound down, and others are phased out.
Property Operating Expenses and Rental Expenses
Integrated senior health campuses and SHOP typically have a higher percentage of direct operating expenses to revenue and grant income than OM buildings and triple-net leased properties due to the nature of RIDEA-type facilities where we conduct day-to-day operations. Property operating expenses and property operating expenses as a percentage of resident fees and services revenue and grant income, as well as rental expenses and rental expenses as a percentage of real estate revenue, by reportable segment consisted of the following for the periods presented below (dollars in thousands):

	Year Ended December 31,
	2024		2023
Property Operating Expenses
Integrated senior health campuses	$1,430,539	88.3%	$1,335,817	89.7%
SHOP	223,354	84.6%	166,493	89.1%
Total property operating expenses	$1,653,893	87.8%	$1,502,310	89.6%

Rental Expenses
OM	$50,885	37.8%	$54,457	37.3%
Triple-net leased properties	2,354	4.5%	3,018	6.8%
Total rental expenses	$53,239	28.5%	$57,475	30.2%
For the year ended December 31, 2024, as compared to the year ended December 31, 2023, the increase in total property operating expenses for our integrated senior health campuses segment was predominately due to: (i) increased resident occupancy at the facilities within such segment; and (ii) an increase of $26,601,000 within Trilogy’s ancillary business units due to higher labor costs associated with the expansion of services offered and inflation’s impact on labor costs and other operating expenses.

For the year ended December 31, 2024, as compared to the year ended December 31, 2023, total property operating expenses for our SHOP segment increased primarily due to: (i) an increase of $38,646,000 due to the acquisition of 14 senior housing properties in Oregon in February 2024; (ii) an increase of $15,102,000 due to the transitioning of the senior housing facilities in our Michigan ALF Portfolio from triple-net leased properties to a managed portfolio utilizing a RIDEA structure in November 2023; (iii) an increase of $4,536,000 due to the acquisition of five senior housing properties in Washington in September 2024; (iv) an increase of $1,071,000 due to the acquisition of one senior housing property in Georgia in October 2024; and (v) increased resident occupancy at the facilities within such segment. Additionally, $5,165,000 of the increase in total property operating expenses for our SHOP segment for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to transitioning the SNFs in our Central Wisconsin Senior Care Portfolio from triple-net leased properties to a managed portfolio utilizing a RIDEA structure in March 2023. Such increases in total property operating expenses for our SHOP segment were partially offset by a decrease of $14,285,000 due to real estate dispositions within our SHOP segment in 2023 and 2024.
Rental expenses for our OM segment decreased for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to the dispositions of OM buildings in 2023 and 2024.
Business Acquisition Expenses
For the year ended December 31, 2024, we recorded business acquisition expenses of $7,141,000 primarily related to $5,122,000 in aggregate acquisition costs incurred for properties operated under a RIDEA structure and included in our SHOP segment and $1,040,000 in aggregate costs incurred to purchase the noncontrolling interests in our real estate investments previously held by joint venture partners. For the year ended December 31, 2023, we recorded business acquisition expenses of $5,795,000 primarily due to: (i) $2,315,000 in aggregate transaction costs related to the transition of SNFs within the Central Wisconsin Senior Care Portfolio and the transition of senior housing facilities within the Michigan ALF Portfolio from triple-net leased properties to RIDEA structures in 2023; (ii) $2,105,000 of costs incurred in the pursuit of real estate and real estate-related investment opportunities; and (iii) $1,260,000 in aggregate acquisition costs for properties operated under a RIDEA structure and included in our SHOP segment.
Depreciation and Amortization
For the years ended December 31, 2024 and 2023, depreciation and amortization were $179,192,000 and $182,604,000, respectively, which primarily consisted of depreciation on our operating properties of $151,340,000 and $147,587,000, respectively, and amortization of our identified intangible assets of $25,186,000 and $32,323,000, respectively. For the year ended December 31, 2024, as compared to the year ended December 31, 2023, the decrease in depreciation and amortization of $3,412,000 was primarily due to the full amortization of an aggregate $6,635,000 of in-place leases related to the transition of the SNFs within our Central Wisconsin Senior Care Portfolio to a managed portfolio utilizing a RIDEA structure in March 2023 and the transition of the senior housing — leased facilities in our Michigan ALF Portfolio to a managed portfolio utilizing a RIDEA structure in November 2023. Such amounts were partially offset by the write-off of the remaining customer relationship intangible assets totaling $1,831,000, which were associated with a closed pharmacy within our integrated senior health campuses segment.

Interest Expense
Interest expense, including gain or loss in fair value of derivative financial instruments, consisted of the following for the periods presented below (in thousands):

	Year Ended December 31,
	2024	2023
Interest expense:
Lines of credit and term loan and derivative financial instruments	$53,788	$96,417
Mortgage loans payable	54,891	55,584
Amortization of deferred financing costs:
Lines of credit and term loan	2,934	3,060
Mortgage loans payable	2,561	2,284
Amortization of debt discount/premium, net	4,944	3,549
(Gain) loss in fair value of derivative financial instruments	(1,030)	926
Loss on debt and derivative extinguishments	5,382	345
Interest on finance lease liabilities	567	353
Interest expense on financing obligations and other liabilities	2,663	1,599
Total	$126,700	$164,117
The decrease in total interest expense for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to: (i) the payoff of $176,145,000 of variable-rate mortgage loans payable and paydown of $545,010,000 on our variable-rate lines of credit in February 2024 from the net proceeds received from the February 2024 Offering; (ii) the paydown of $194,000,000 on our variable-rate lines of credit in September 2024 from the net proceeds received from the September 2024 Offering; and (iii) the payoff of our remaining variable-rate mortgage loans payable and paydown of our variable-rate lines of credit in the fourth quarter of 2024 from the net proceeds received from the ATM Offering. Such decrease in total interest expense for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was partially offset by the $1,956,000 change from loss to gain in fair value of derivative financial instruments. See Note 8, Mortgage Loans Payable, Net, and Note 9, Lines of Credit and Term Loan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of debt extinguishments.
Gain or Loss on Dispositions of Real Estate Investments
For the year ended December 31, 2024, we recognized an aggregate net gain on dispositions of our real estate investments of $5,213,000 primarily related to the sale of four OM buildings, one integrated senior health campus, eight triple-net leased properties and one land easement disposal on one of our OM properties. For the year ended December 31, 2023, we recognized an aggregate net gain on dispositions of our real estate investments of $32,472,000 primarily related to the sale of six SHOP within our Central Florida Senior Housing Portfolio and 16 OM buildings. See Note 2, Summary of Significant Accounting Policies — Properties Held for Sale, and Note 3, Real Estate Investments, Net, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Impairments
For the year ended December 31, 2024, as we continued to evaluate our properties based on their historical operating performance and our expected holding period, we determined that six of our OM, two of our integrated senior health campuses and two of our SHOP were impaired and recognized aggregate impairment charge of $45,755,000. For the year ended December 31, 2023, as we continued to evaluate additional non-strategic properties for sale, we recognized aggregate impairment charges of $13,899,000 for two of our SHOP within the Northern California Senior Housing Portfolio and for one of our OM buildings within the Homewood AL Portfolio. See Note 3, Real Estate Investments, Net — Impairment of Real Estate Investments, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of impairments of such real estate investments.
For the year ended December 31, 2024, we did not recognize impairment losses with respect to trade name intangible assets. For the year ended December 31, 2023, we recognized an impairment loss of $10,520,000 related to the write-off of trade name intangible assets at ancillary business units within Trilogy. See Note 6, Identified Intangible Assets and Liabilities, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of impairment of intangible assets.

Gain on Re-measurement of Previously Held Equity Interest
For the year ended December 31, 2024, we did not recognize any gain on re-measurement of any previously held equity interest. For the year ended December 31, 2023, we recognized a $726,000 gain on re-measurement of the fair value of our previously held equity interest in Memory Care Partners, LLC. See Note 4, Business Combinations, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of the acquisitions of previously held equity interests.
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations, net proceeds from the issuances of equity securities, including through our ATM Offering, borrowings under our lines of credit and proceeds from the dispositions of real estate investments. For the next 12 months, our principal liquidity needs are to: (i) fund property operating expenses and general and administrative expenses; (ii) meet our debt service requirements (including principal and interest); (iii) fund development activities and capital expenditures; and (iv) make distributions to our stockholders, as required for us to continue to qualify as a REIT. We believe that the sources of liquidity described above will be sufficient to satisfy our cash requirements for the next 12 months and thereafter. We do not have any material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.
Material Cash Requirements
Capital Improvement Expenditures
A capital plan for each investment is established upon acquisition that contemplates the estimated capital needs of that investment, including costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include operating cash generated by the investment, capital reserves, a line of credit or other loan established with respect to the investment, other borrowings or additional equity investments from us and joint venture partners. The capital plan for each investment is adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of December 31, 2024, we had $14,804,000 of restricted cash in loan impounds and reserve accounts to fund a portion of such capital expenditures. Based on the budget for the properties we owned as of December 31, 2024, we estimated that expenditures for capital and tenant improvements as of such date are approximately $76,968,000 for 2025, although actual expenditures are predominantly discretionary and are dependent on many factors which are not presently known.
Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and lines of credit and term loan; (ii) interest payments on our mortgage loans payable and lines of credit and term loan, excluding the effect of our interest rate swaps; (iii) ground and other lease obligations; and (iv) financing and other obligations as of December 31, 2024 (in thousands):

	Payments Due by Period
	2025	2026-2027	2028-2029	Thereafter	Total
Principal payments — fixed-rate debt	$32,327	$217,228	$156,909	$598,260	$1,004,724
Interest payments — fixed-rate debt	36,495	63,271	45,967	324,342	470,075
Principal payments — variable-rate debt	32	550,000	139,000	—	689,032
Interest payments — variable-rate debt (based on rates in effect as of December 31, 2024)	39,610	49,213	970	—	89,793
Ground and other lease obligations	31,073	62,555	61,208	94,926	249,762
Financing obligations and other obligations	4,363	8,244	35,500	92	48,199
Total	$143,900	$950,511	$439,554	$1,017,620	$2,551,585
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

Credit Facilities
As of December 31, 2024, we are party to a credit agreement, as amended, with an aggregate maximum principal amount up to $1,150,000,000, or the 2024 Credit Facility. In addition, we are party to an agreement, as amended, regarding a senior secured revolving credit facility with an aggregate maximum principal amount of $400,000,000, or the Trilogy Credit Facility. See Note 9, Lines of Credit and Term Loan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
As of December 31, 2024, our borrowing capacity under the 2024 Credit Facility was $1,150,000,000. As of December 31, 2024, our borrowings outstanding under such credit facility was $689,000,000 and we had $461,000,000 available on such facility. We believe that such resource will be sufficient to satisfy our cash requirements for the next 12 months and the longer term thereafter.
Cash Flows
The following table sets forth changes in cash flows (in thousands):

	Year Ended December 31,
	2024	2023
Cash, cash equivalents and restricted cash — beginning of period	$90,782	$111,906
Net cash provided by operating activities	176,087	98,535
Net cash (used in) provided by investing activities	(8,734)	9,396
Net cash used in financing activities	(134,743)	(129,062)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(91)	7
Cash, cash equivalents and restricted cash — end of period	$123,301	$90,782
The following summary discussion of our changes in our cash flows is based on our accompanying consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
For the years ended December 31, 2024 and 2023, cash flows provided by operating activities were primarily related to property operations, offset by payments of general and administrative expenses and interest payments on our outstanding indebtedness. In general, cash flows from operating activities are affected by the timing of cash receipts and payments, and have increased since 2022 primarily due to improved resident occupancy and expense management at our properties operated under a RIDEA structure. The increase in net cash provided by operating activities for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily driven by the increase in operating performance of our real estate investments in our integrated senior health campuses and SHOP segments, as well as a decrease in interest paid on our outstanding indebtedness as a result of mortgage payoffs and paydowns on our lines of credit using net proceeds from the February 2024 Offering, September 2024 Offering and ATM Offering. See the “Results of Operations” section above for further discussion.
Investing Activities
For the year ended December 31, 2024, as compared to the year ended December 31, 2023, the change from net cash provided by investing activities to net cash used in investing activities was primarily due to a $43,260,000 decrease in proceeds from dispositions of real estate investments and a $14,970,000 increase in cash paid to acquire real estate investments, partially offset by a $16,765,000 change from net issuance of real estate notes receivable to net principal repayments on real estate notes receivable, a $12,357,000 decrease in investments in unconsolidated entities and a $7,851,000 decrease in developments and capital expenditures. See Note 3, Real Estate Investments, Net and Note 4, Business Combinations, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of our acquisitions and dispositions.
Financing Activities
For the year ended December 31, 2024, as compared to the year ended December 31, 2023, the increase in net cash used in financing activities was primarily due to the closing of the February 2024 Offering and the September 2024 Offering, as well as the commencement of the ATM Offering, that resulted in an aggregate $1,364,256,000 in gross offering proceeds from the issuance of Common Stock and a decrease of $11,128,000 in net payments on financing and other obligations. Such amounts were partially offset by: (i) a $988,993,000 change from net borrowings to net payments on our lines of credit and mortgage loans payable, primarily using the net proceeds from the February 2024 Offering, the September 2024 Offering and the ATM

Offering for such payments; (ii) a $258,001,000 in cash paid to purchase the noncontrolling interest in Trilogy REIT Holdings LLC held by a joint venture partner; (iii) a $71,234,000 increase in the payment of offering costs primarily due to our equity offering activity in 2024 noted above; (iv) a $44,611,000 increase in distributions paid to common stockholders resulting from the increase in shares issued during 2024; and (v) a $18,933,000 increase in cash paid to redeem certain equity interests owned in Trilogy Investors, LLC.
During 2023, we repaid our lines of credits primarily from operating cash flows, net proceeds from dispositions and proceeds from long-term mortgage loans payable financed at lower interest rates. The increase in cash used to pay distributions to common stockholders was primarily due to our board’s suspension of our distribution reinvestment plan, or DRIP, offering beginning with distributions declared for the quarter ending December 31, 2022. The decrease in cash used to repurchase our common stock was primarily due to our board’s suspension of our share repurchase plan beginning with share repurchase requests for the quarter ending December 31, 2022. In February 2025, our board approved the termination of our DRIP and our share purchase plan terminated pursuant to its own terms.
Distributions
The following table reflects the income tax treatment for distributions reportable for the periods presented below (dollars in thousands):

	Year Ended December 31,
	2024		2023
Ordinary income	$89,325	74.6%	$2,208	2.9%
Capital gain	8,769	7.3	—	—
Return of capital	21,629	18.1	73,614	97.1
	$119,723	100%	$75,822	100%
Amounts listed above do not include distributions paid on nonvested shares of our restricted common stock which have been separately reported.
The following tables reflect distributions we paid for the periods presented below, along with the amount of distributions reinvested pursuant to our DRIP offering, as applicable, and the sources of distributions as compared to cash flows from operations or funds from operations attributable to controlling interest, or FFO, a non-GAAP financial measure (dollars in thousands):

	Year Ended December 31,
	2024		2023
Distributions paid in cash	$120,895		$76,284
Distributions reinvested	—		—
	$120,895		$76,284
Sources of distributions:
Cash flows from operations	$120,895	100%	$76,284	100%
Proceeds from borrowings	—	—	—	—
	$120,895	100%	$76,284	100%

	Year Ended December 31,
	2024		2023
Distributions paid in cash	$120,895		$76,284
Distributions reinvested	—		—
	$120,895		$76,284
Sources of distributions:
FFO attributable to controlling interest	$120,895	100%	$65,567	86.0%
Proceeds from borrowings	—	—	10,717	14.0
	$120,895	100%	$76,284	100%

As of December 31, 2024, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and some portion of a distribution to our stockholders may have been paid from borrowings. For a further discussion of FFO, including a reconciliation of our GAAP net loss to FFO, see “Funds from Operations and Normalized Funds from Operations” below.
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
Lines of Credit and Term Loan
For a discussion of our lines of credit and term loan, see Note 9, Lines of Credit and Term Loan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
REIT Requirements
In order to maintain our qualification as a REIT for U.S. federal income tax purposes, we are required to distribute to our stockholders a minimum of 90.0% of our REIT taxable income. Existing Internal Revenue Service, or IRS, guidance includes a safe harbor pursuant to which publicly offered REITs can satisfy the distribution requirement by distributing a combination of cash and stock to stockholders. In general, to qualify under the safe harbor, each stockholder must elect to receive either cash or stock, and the aggregate cash component of the distribution to stockholders must represent at least 20.0% of the total distribution. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collection of receivables, we may seek to obtain capital to make distributions by means of unsecured and secured debt financing through one or more unaffiliated third parties. We may also make distributions with cash from capital transactions including, without limitation, the sale of one or more of our properties.
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 11, Commitments and Contingencies, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.
Debt Service Requirements
A significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of December 31, 2024, we had $1,004,724,000 of fixed-rate and variable-rate mortgage loans payable outstanding secured by our properties. As of December 31, 2024, we had $689,032,000 outstanding and $860,968,000 remained available under our lines of credit. The weighted average effective interest rate on our outstanding debt factoring in our interest rate swaps was 4.41% per annum. See Note 8, Mortgage Loans Payable, Net, and Note 9, Lines of Credit and Term Loan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
We are required by the terms of certain loan documents to meet various financial and non-financial covenants, such as leverage ratios, net worth ratios, debt service coverage ratios and fixed charge coverage ratios. As of December 31, 2024, we were in compliance with all such covenants and requirements on our mortgage loans payable and our lines of credit and term loan. If any future covenants are violated, we anticipate seeking a waiver or amending the debt covenants with the lenders when and if such event should occur. However, there can be no assurances that management will be able to effectively achieve such plans.
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

The following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to FFO and Normalized FFO for the periods presented below (in thousands):

	Year Ended December 31,
	2024	2023
Net loss	$(35,600)	$(76,887)
Depreciation and amortization related to real estate — consolidated properties	179,040	182,452
Depreciation and amortization related to real estate — unconsolidated entities	1,186	401
Impairment of real estate investments — consolidated properties	45,755	13,899
Gain on dispositions of real estate investments, net — consolidated properties	(5,213)	(32,472)
Net (income) loss attributable to noncontrolling interests	(2,212)	5,418
Gain on re-measurement of previously held equity interest	—	(726)
Depreciation, amortization, impairments, net gain/loss on dispositions and gain on re-measurements — noncontrolling interests	(17,851)	(26,518)
NAREIT FFO attributable to controlling interest	$165,105	$65,567

Business acquisition expenses	$7,141	$5,795
Amortization of above- and below-market leases	1,692	9,744
Amortization of closing costs — debt security investment	324	278
Change in deferred rent	(2,411)	1,149
Non-cash impact of changes to equity instruments	9,367	5,621
Capitalized interest	(334)	(163)
Loss on debt and derivative extinguishments	5,382	345
(Gain) loss in fair value of derivative financial instruments	(1,030)	926
Foreign currency loss (gain)	774	(2,307)
Impairment of intangible assets	—	10,520
Adjustments for unconsolidated entities	(320)	(321)
Adjustments for noncontrolling interests	(768)	(4,786)
Normalized FFO attributable to controlling interest	$184,922	$92,368
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

To facilitate understanding of this financial measure, the following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to NOI for the periods presented below (in thousands):

	Year Ended December 31,
	2024	2023
Net loss	$(35,600)	$(76,887)
General and administrative	47,559	47,510
Business acquisition expenses	7,141	5,795
Depreciation and amortization	179,192	182,604
Interest expense	127,730	163,191
(Gain) loss in fair value of derivative financial instruments	(1,030)	926
Gain on dispositions of real estate investments, net	(5,213)	(32,472)
Impairment of real estate investments	45,755	13,899
Impairment of intangible assets	—	10,520
Loss from unconsolidated entities	6,868	1,718
Gain on re-measurement of previously held equity interest	—	(726)
Foreign currency loss (gain)	774	(2,307)
Other income, net	(11,353)	(7,601)
Income tax expense	1,713	663
Net operating income	$363,536	$306,833
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk. There were no material changes in our market risk exposures, or in the methods we use to manage market risk, between the years ended December 31, 2024 and 2023.
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
We have entered into, and may continue to enter into, derivative financial instruments, such as interest rate swaps and interest rate caps, in order to mitigate our interest rate risk on a related financial instrument. We have not elected, and may continue to not elect, to apply hedge accounting treatment to these derivatives; therefore, changes in the fair value of interest rate derivative financial instruments were recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying consolidated statements of operations and comprehensive loss. As of December 31, 2024, our interest rate swaps are recorded in other assets and other liabilities in our accompanying consolidated balance sheet at their aggregate fair value of $1,013,000 and ($909,000), respectively. We do not enter into derivative transactions for speculative purposes. For information on our interest rate swaps, see Note 10, Derivative Financial Instruments, and Note 15, Fair Value Measurements, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for further discussion.

As of December 31, 2024, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes, excluding the effect of our interest rate swaps (dollars in thousands):

	Expected Maturity Date
	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Assets
Debt security held-to-maturity	$93,433	$—	$—	$—	$—	$—	$93,433	$93,369
Weighted average interest rate on maturing fixed-rate debt security	4.24%	—%	—%	—%	—%	—%	4.24%	—
Liabilities
Fixed-rate debt — principal payments	$32,327	$159,437	$57,791	$139,961	$16,948	$598,260	$1,004,724	$858,102
Weighted average interest rate on maturing fixed-rate debt	3.53%	3.03%	3.50%	4.39%	3.29%	3.70%	3.67%	—
Variable-rate debt — principal payments	$32	$—	$550,000	$139,000	$—	$—	$689,032	$688,945
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of December 31, 2024)	7.30%	—%	5.66%	5.71%	—%	—%	5.67%	—
Debt Security Investment, Net
As of December 31, 2024, the net carrying value of our debt security investment was $91,264,000. As we expect to hold our debt security investment to maturity and the amounts due under such debt security investment are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our debt security investment, would have a significant impact on our operations. See Note 15, Fair Value Measurements, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a discussion of the fair value of our investment in a held-to-maturity debt security. The effective interest rate on our debt security investment was 4.24% per annum as of December 31, 2024.
Mortgage Loans Payable, Net and Lines of Credit and Term Loan
Mortgage loans payable were $1,004,724,000 ($982,071,000, net of discount/premium and deferred financing costs) as of December 31, 2024. As of December 31, 2024, we had 89 fixed-rate mortgage loans payable and zero variable-rate mortgage loans payable with effective interest rates ranging from 2.21% to 5.99% per annum and a weighted average effective interest rate of 3.67%. In addition, as of December 31, 2024, we had $689,032,000 ($688,534,000, net of deferred financing fees) outstanding under our lines of credit and term loan, at a weighted-average interest rate of 5.67% per annum.
As of December 31, 2024, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps, was 4.41% per annum. An increase in the variable interest rate on our variable rate mortgage loans payable and lines of credit and term loan constitutes a market risk. As of December 31, 2024, a 0.50% increase in the market rates of interest would have increased our overall annualized interest expense on our lines of credit by $705,000, or 0.94% of total annualized interest expense on our mortgage loans payable and lines of credit and term loan. See Note 8, Mortgage Loans Payable, Net, and Note 9, Lines of Credit and Term Loan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.
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
Item 8. Financial Statements and Supplementary Data.
See Part IV, Item 15, Exhibits, Financial Statement Schedules.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily are required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2024 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2024, were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision, and with the participation, of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our evaluation under the Internal Control-Integrated Framework issued in 2013, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Independent Registered Public Accounting Firm
Deloitte & Touche LLP, an independent registered public accounting firm, has audited our consolidated financial statements and has issued the following report on the effectiveness of our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of American Healthcare REIT, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of American Healthcare REIT, Inc. and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 28, 2025, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Costa Mesa, California
February 28, 2025
Item 9B. Other Information.
Securities Trading Plans of Directors and Officers
During the three months ended December 31, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We have an Amended and Restated Insider Trading Compliance Policy governing the purchase, sale, and other dispositions of our securities by our directors, officers and employees, and by our company, that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards. This description is qualified by reference to our Amended and Restated Insider Trading Compliance Policy, which is filed with this Annual Report on Form 10-K as Exhibit 19.1
The rest of the information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after the end of fiscal year 2024 with respect to our 2025 annual meeting of stockholders.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after the end of fiscal year 2024 with respect to our 2025 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after the end of fiscal year 2024 with respect to our 2025 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after the end of fiscal year 2024 with respect to our 2025 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after the end of fiscal year 2024 with respect to our 2025 annual meeting of stockholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements:

(a)(2) Financial Statement Schedule:
The following financial statement schedule for the year ended December 31, 2024 is submitted herewith:

Page
Real Estate and Accumulated Depreciation (Schedule III)	128
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
(c) Financial Statement Schedule:
See Item 15(a)(2) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of American Healthcare REIT, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American Healthcare REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
The Company periodically evaluates long-lived assets, primarily consisting of investments in real estate that are carried at historical cost less accumulated depreciation, for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. In performing this evaluation, the Company considers industry or economic trends, significant underperformance of the real estate investments relative to historical or projected future operating results, and significant change in the extent or manner in which the asset is used or significant physical change in the asset.
If indicators of impairment of long-lived assets are present, the Company evaluates the carrying value of the related real estate investment in relation to the future undiscounted cash flows of the underlying operations for recoverability based on underlying management assumptions; including, capitalization rates, estimates for future revenue and operating expenses, the period of time the property is held for investment, among other factors. For the year ended December 31, 2024, impairment indicators arose for certain real estate investments and as a result, recoverability assessments were performed.

The Company adjusts the net book value of real estate investments to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than carrying value. The Company recognizes an impairment loss at the time any such determination is made. Determining the fair value of real estate investments when measuring impairment loss involves significant management judgment and may involve the use of; comparable market transactions, negotiations with prospective buyers, or discounted future cash flow analysis subject to the assumptions discussed above, as well the application of market discount rates to such cash flows. For the year ended December 31, 2024, the Company recognized aggregate impairment losses of $45,755,000 related to real estate investments.
We identified the impairment of real estate investments as a critical audit matter because of the significant estimates and assumptions management makes in (i) identifying whether indicators of impairment were present, (ii) determining the undiscounted cash flows for real estate investments when evaluating real estate investments for recoverability, and (iii) determining the fair value of real estate investments when measuring impairment loss. Performing audit procedures to evaluate the reasonableness of significant estimates and assumptions required a high degree of auditor judgment and an increased extent of effort in evaluating the audit evidence related to (1) management’s identification of significant underperformance of real estate investments relative to historical or projected future operating results or significant change in the extent or manner in which the asset is used in determining if indicators of impairment are present (2) management’s assumptions for capitalization rates and estimates of future cash flows, and property holding periods in the undiscounted cash flows used in evaluating recoverability and (3) how management utilized discounted cash flow analysis to estimate fair value in measuring impairment losses.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of real estate investments, net for impairment included the following, among others:
•We tested the effectiveness of controls over the Company’s process for evaluating impairment of real estate investments, including controls over management’s process for (1) identifying events and changes in circumstances indicating that the carrying amounts of the real estate investments may not be recoverable and (2) management’s review controls over cash flow analysis inputs and market based assumptions as a part of the recoverability assessment of real estate investments with potential impairment and the measurement of the fair value of impaired real estate investments.
•We evaluated the Company’s assessment of impairment indicators by evaluating the reasonableness of management’s assessment of events and changes in circumstances indicating that the carrying amounts of the real estate investments may not be recoverable including: (1) significant underperformance of the real estate investments relative to historical or projected future operating results and (2) significant changes in the extent or manner in which the asset is used or significant physical change in the asset.
•We evaluated management’s determination of undiscounted cash flows used in evaluating recoverability by (1) evaluating the source information used by management, (2) testing the mathematical accuracy of the undiscounted cash flow models, and (3) evaluating management’s significant assumptions, such as; capitalization rates, estimated future revenues and operating expenses and property holding periods by obtaining property specific leasing and operating expense data, as well as independent market data focused on similar property types and geographic locations.
•We involved our fair value specialists, on a sample basis, to assist in evaluating management’s valuation methodology and certain significant assumptions utilized by management to determine the fair value of real estate investments to measure impairment losses used within the discounted cash flow analysis such as (1) estimates of future revenues and operating expenses, (2) capitalization rates and (3) discount rates.
•We performed sensitivity analyses to measure the impact of changes in significant assumptions such as capitalization rates, and variances between the forecasted cash flows and historical actual results on cash flow analysis used by management to test for recoverability and/or estimate fair value of real estate investments.
/s/ Deloitte & Touche LLP
Costa Mesa, California
February 28, 2025
We have served as the Company's auditor since 2013.

AMERICAN HEALTHCARE REIT, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2024 and 2023
(In thousands, except share and per share amounts)

	December 31,
	2024	2023
ASSETS
Real estate investments, net	$3,366,648	$3,425,438
Debt security investment, net	91,264	86,935
Cash and cash equivalents	76,702	43,445
Restricted cash	46,599	47,337
Accounts and other receivables, net	211,104	185,379
Identified intangible assets, net	161,473	180,470
Goodwill	234,942	234,942
Operating lease right-of-use assets, net	163,987	227,846
Other assets, net	135,338	146,141
Total assets	$4,488,057	$4,577,933

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$982,071	$1,302,396
Lines of credit and term loan, net(1)	688,534	1,223,967
Accounts payable and accrued liabilities(1)	258,324	242,905
Identified intangible liabilities, net	3,001	6,095
Financing obligations(1)	34,870	41,756
Operating lease liabilities(1)	165,239	225,502
Security deposits, prepaid rent and other liabilities(1)	51,856	76,134
Total liabilities	2,183,895	3,118,755

Commitments and contingencies (Note 11)

Redeemable noncontrolling interests (Note 12)	220	33,843

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.01 par value per share; 700,000,000 shares authorized; 157,446,697 shares issued and outstanding as of December 31, 2024 and none issued and outstanding as of December 31, 2023	1,564	—
Class T common stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding as of December 31, 2024 and 19,552,856 shares issued and outstanding as of December 31, 2023	—	194
Class I common stock, $0.01 par value per share; 100,000,000 shares authorized; none issued and outstanding as of December 31, 2024 and 46,673,320 shares issued and outstanding as of December 31, 2023	—	467
Additional paid-in capital	3,720,268	2,548,307
Accumulated deficit	(1,458,089)	(1,276,222)
Accumulated other comprehensive loss	(2,512)	(2,425)
Total stockholders’ equity	2,261,231	1,270,321
Noncontrolling interests (Note 13)	42,711	155,014
Total equity	2,303,942	1,425,335
Total liabilities, redeemable noncontrolling interests and equity	$4,488,057	$4,577,933

AMERICAN HEALTHCARE REIT, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
As of December 31, 2024 and 2023
(In thousands)
___________
(1)Such liabilities of American Healthcare REIT, Inc. represented liabilities of American Healthcare REIT Holdings, LP or its consolidated subsidiaries as of December 31, 2024 and 2023. American Healthcare REIT Holdings, LP is a variable interest entity, or VIE, and a consolidated subsidiary of American Healthcare REIT, Inc. The creditors of American Healthcare REIT Holdings, LP or its consolidated subsidiaries do not have recourse against American Healthcare REIT, Inc., except for the 2024 Credit Facility, as defined in Note 9, held by American Healthcare REIT Holdings, LP in the amount of $689,000 as of December 31, 2024 and the 2022 Credit Facility, as defined in Note 9, held by American Healthcare REIT Holdings, LP in the amount of $914,900 as of December 31, 2023, which were guaranteed by American Healthcare REIT, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2024, 2023 and 2022
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues and grant income:
Resident fees and services	$1,883,798	$1,668,742	$1,412,156
Real estate revenue	186,870	190,401	205,344
Grant income	—	7,475	25,675
Total revenues and grant income	2,070,668	1,866,618	1,643,175
Expenses:
Property operating expenses	1,653,893	1,502,310	1,281,526
Rental expenses	53,239	57,475	59,684
General and administrative	47,559	47,510	43,418
Business acquisition expenses	7,141	5,795	4,388
Depreciation and amortization	179,192	182,604	167,957
Total expenses	1,941,024	1,795,694	1,556,973
Other income (expense):
Interest expense:
Interest expense	(127,730)	(163,191)	(105,956)
Gain (loss) in fair value of derivative financial instruments	1,030	(926)	500
Gain on dispositions of real estate investments, net	5,213	32,472	5,481
Impairment of real estate investments	(45,755)	(13,899)	(54,579)
Impairment of intangible assets and goodwill	—	(10,520)	(23,277)
(Loss) income from unconsolidated entities	(6,868)	(1,718)	1,407
Gain on re-measurement of previously held equity interests	—	726	19,567
Foreign currency (loss) gain	(774)	2,307	(5,206)
Other income, net	11,353	7,601	3,064
Total net other expense	(163,531)	(147,148)	(158,999)
Loss before income taxes	(33,887)	(76,224)	(72,797)
Income tax expense	(1,713)	(663)	(586)
Net loss	(35,600)	(76,887)	(73,383)
Net (income) loss attributable to noncontrolling interests	(2,212)	5,418	(7,919)
Net loss attributable to controlling interest	$(37,812)	$(71,469)	$(81,302)
Net loss per share of Common Stock, Class T common stock and Class I common stock attributable to controlling interest:
Basic	$(0.29)	$(1.08)	$(1.24)
Diluted	$(0.29)	$(1.08)	$(1.24)
Weighted average number of shares of Common Stock, Class T common stock and Class I common stock outstanding:
Basic	130,637,539	66,047,114	65,807,868
Diluted	130,637,539	66,047,114	65,807,868

Net loss	$(35,600)	$(76,887)	$(73,383)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(87)	265	(724)
Total other comprehensive (loss) income	(87)	265	(724)
Comprehensive loss	(35,687)	(76,622)	(74,107)
Comprehensive (income) loss attributable to noncontrolling interests	(2,212)	5,418	(7,919)
Comprehensive loss attributable to controlling interest	$(37,899)	$(71,204)	$(82,026)
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2024, 2023 and 2022
(In thousands, except share and per share amounts)

	Stockholders’ Equity
	Common Stock		Class T Common Stock		Class I Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
BALANCE — December 31, 2021	—	$—	19,294,102	$193	46,463,902	$465	$2,533,904	$(951,303)	$(1,966)	$1,581,293	$175,553	$1,756,846
Offering costs — common stock	—	—	—	—	—	—	(2)	—	—	(2)	—	(2)
Issuance of common stock under the DRIP	—	—	327,648	1	665,316	7	36,804	—	—	36,812	—	36,812
Issuance of nonvested restricted common stock	—	—	18,689	1	—	—	(1)	—	—	—	—	—
Amortization of nonvested restricted common stock and stock units	—	—	—	—	—	—	3,935	—	—	3,935	—	3,935
Stock based compensation	—	—	—	—	—	—	—	—	—	—	83	83
Repurchase of common stock	—	—	(105,344)	(1)	(453,851)	(5)	(20,693)	—	—	(20,699)	—	(20,699)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(13,985)	(13,985)
Adjustment to noncontrolling interest in connection with the Merger	—	—	—	—	—	—	(1,173)	—	—	(1,173)	1,173	—	(1)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	—	—	—	—	(83)	(83)
Adjustment to value of redeemable noncontrolling interests	—	—	—	—	—	—	(13,353)	—	—	(13,353)	(3,391)	(16,744)
Purchase of redeemable noncontrolling interest	—	—	—	—	—	—	1,003	—	—	1,003	—	1,003
Distributions declared ($1.60 per share)	—	—	—	—	—	—	—	(105,699)	—	(105,699)	—	(105,699)
Net (loss) income	—	—	—	—	—	—	—	(81,302)	—	(81,302)	8,324	(72,978)	(2)
Other comprehensive loss	—	—	—	—	—	—	—	—	(724)	(724)	—	(724)
BALANCE — December 31, 2022	—	$—	19,535,095	$194	46,675,367	$467	$2,540,424	$(1,138,304)	$(2,690)	$1,400,091	$167,674	$1,567,765
Issuance of nonvested restricted common stock	—	—	26,156	—	—	—	—	—	—	—	—	—
Vested restricted common stock and stock units (3)	—	—	4,120	—	—	—	(72)	—	—	(72)	—	(72)
Amortization of nonvested restricted common stock and stock units	—	—	—	—	—	—	5,385	—	—	5,385	—	5,385
Stock based compensation	—	—	—	—	—	—	—	—	—	—	83	83
Repurchase of common stock	—	—	(12,515)	—	(2,047)	—	(469)	—	—	(469)	—	(469)

AMERICAN HEALTHCARE REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Years Ended December 31, 2024, 2023 and 2022
(In thousands, except share and per share amounts)

	Stockholders’ Equity
	Common Stock		Class T Common Stock		Class I Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Distributions to noncontrolling interests	—	$—	—	$—	—	$—	$—	$—	$—	$—	$(8,210)	$(8,210)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	—	—	—	—	(83)	(83)
Adjustment to value of redeemable noncontrolling interests	—	—	—	—	—	—	3,039	—	—	3,039	(95)	2,944
Distributions declared ($1.00 per share)	—	—	—	—	—	—	—	(66,449)	—	(66,449)	—	(66,449)
Net loss	—	—	—	—	—	—	—	(71,469)	—	(71,469)	(4,355)	(75,824)	(2)
Other comprehensive income	—	—	—	—	—	—	—	—	265	265	—	265
BALANCE — December 31, 2023	—	$—	19,552,856	$194	46,673,320	$467	$2,548,307	$(1,276,222)	$(2,425)	$1,270,321	$155,014	$1,425,335
Issuance of common stock in offerings	88,695,531	886	—	—	—	—	1,363,370	—	—	1,364,256	—	1,364,256
Offering costs — common stock	—	—	—	—	—	—	(76,289)	—	—	(76,289)	—	(76,289)
Issuance of common stock from the redemption of partnership units	1,497,759	15	—	—	—	—	31,279	—	—	31,294	(31,294)	—
Issuance of nonvested restricted common stock	1,001,102	—	—	—	—	—	—	—	—	—	—	—
Conversion of Class T and Class I common stock	66,274,793	662	(19,601,476)	(195)	(46,673,320)	(467)	—	—	—	—	—	—
Vested restricted common stock and stock units (3)	(22,488)	1	49,051	1	—	—	(640)	—	—	(638)	—	(638)
Amortization of nonvested restricted common stock and stock units	—	—	—	—	—	—	9,346	—	—	9,346	—	9,346
Stock based compensation	—	—	—	—	—	—	—	—	—	—	21	21
Repurchase of common stock	—	—	(431)	—	—	—	(14)	—	—	(14)	—	(14)
Purchase of noncontrolling interests	—	—	—	—	—	—	(162,541)	—	—	(162,541)	(95,901)	(258,442)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(3,242)	(3,242)
Reclassification of noncontrolling interests from mezzanine equity, net	—	—	—	—	—	—	—	—	—	—	15,282	15,282
Adjustment to value of redeemable noncontrolling interests	—	—	—	—	—	—	7,450	—	—	7,450	268	7,718

AMERICAN HEALTHCARE REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Years Ended December 31, 2024, 2023 and 2022
(In thousands, except share and per share amounts)

	Stockholders’ Equity
	Common Stock		Class T Common Stock		Class I Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Distributions declared ($1.00 per share)	—	$—	—	$—	—	$—	$—	$(144,055)	$—	$(144,055)	$—	$(144,055)
Net (loss) income	—	—	—	—	—	—	—	(37,812)	—	(37,812)	2,563	(35,249)	(2)
Other comprehensive loss	—	—	—	—	—	—	—	—	(87)	(87)	—	(87)
BALANCE — December 31, 2024	157,446,697	$1,564	—	$—	—	$—	$3,720,268	$(1,458,089)	$(2,512)	$2,261,231	$42,711	$2,303,942
___________
(1)In connection with the Merger, as defined and discussed in Note 1, on October 1, 2021, a wholly-owned subsidiary of Griffin-American Healthcare REIT IV Holdings, LP sold its 6.0% interest in Trilogy REIT Holdings, LLC to Griffin-American Healthcare REIT III, Inc.
(2)For the years ended December 31, 2024, 2023 and 2022, amounts exclude $(351), $(1,063) and $(405), respectively, of net loss attributable to redeemable noncontrolling interests. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.
(3)The amounts are shown net of common stock withheld to satisfy employee minimum tax withholding requirements in connection with the vesting of restricted common stock and stock units. See Note 13, Equity — Equity Compensation Plans, for a further discussion.
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2024, 2023 and 2022
(In thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,600)	$(76,887)	$(73,383)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	179,192	182,604	167,957
Other amortization	42,445	54,692	32,643
Deferred rent	(3,234)	(3,480)	(6,520)
Stock based compensation	9,870	5,468	3,909
Gain on dispositions of real estate investments, net	(5,213)	(32,472)	(5,481)
Impairment of real estate investments	45,755	13,899	54,579
Impairment of intangible assets and goodwill	—	10,520	23,277
Loss (income) from unconsolidated entities	6,868	1,718	(1,407)
Gain on re-measurement of previously held equity interests	—	(726)	(19,567)
Foreign currency loss (gain)	780	(2,282)	4,893
Loss on extinguishments of debt	4,936	345	5,166
Change in fair value of derivative financial instruments	(1,030)	926	(500)
Changes in operating assets and liabilities:
Accounts and other receivables	(23,745)	(34,724)	(4,457)
Other assets	(9,461)	(4,166)	(8,303)
Accounts payable and accrued liabilities	(653)	15,427	14,062
Accounts payable due to affiliates	—	—	(184)
Operating lease liabilities	(33,263)	(36,609)	(24,699)
Security deposits, prepaid rent and other liabilities	(1,560)	4,282	(14,217)
Net cash provided by operating activities	176,087	98,535	147,768
CASH FLOWS FROM INVESTING ACTIVITIES
Developments and capital expenditures	(91,940)	(99,791)	(71,520)
Acquisitions of real estate investments	(60,352)	(45,382)	(73,229)
Proceeds from dispositions of real estate investments	141,272	184,532	48,297
Acquisitions of previously held equity interests	—	(335)	(13,714)
Investments in unconsolidated entities	(235)	(12,592)	(4,858)
Distributions in excess of earnings from unconsolidated entity	126	—	—
Issuances of real estate notes receivable	(28,123)	(20,962)	(3,000)
Principal repayments on real estate notes receivable	30,008	6,082	—
Real estate and other deposits	510	(2,156)	(554)
Net cash (used in) provided by investing activities	(8,734)	9,396	(118,578)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgage loans payable	63,017	160,442	120,057
Payments on mortgage loans payable	(515,245)	(101,457)	(125,454)
Borrowings under the lines of credit and term loan	891,300	401,450	1,160,400
Payments on the lines of credit and term loan	(1,426,991)	(459,361)	(1,104,400)
Borrowings under financing obligations	—	16,283	25,900
Payments on financing and other obligations	(7,532)	(34,943)	(13,677)
Deferred financing costs	(8,748)	(5,311)	(7,550)
Debt extinguishment costs	(2,259)	(269)	(3,243)
Proceeds from issuance of common stock in offerings	1,364,256	—	—
Payment of offering costs	(72,721)	(1,487)	(2,084)
Distributions paid to common stockholders	(120,895)	(76,284)	(51,122)
Repurchase of common stock	(14)	(469)	(20,699)
Payments to taxing authorities in connection with common stock directly withheld from employees	(639)	(72)	—
Contributions from noncontrolling interests	—	—	273

AMERICAN HEALTHCARE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Years Ended December 31, 2024, 2023 and 2022
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Distributions to noncontrolling interests	$(3,620)	$(10,103)	$(15,869)
Purchases of noncontrolling interests	(258,442)	—	—
Redemptions of noncontrolling interests and stock warrants	(36,083)	(17,150)	(4,679)
Security deposits	(127)	(331)	(777)
Net cash used in financing activities	(134,743)	(129,062)	(42,924)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$32,610	$(21,131)	$(13,734)
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(91)	7	154
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	90,782	111,906	125,486
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$123,301	$90,782	$111,906

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period:
Cash and cash equivalents	$43,445	$65,052	$81,597
Restricted cash	47,337	46,854	43,889
Cash, cash equivalents and restricted cash	$90,782	$111,906	$125,486

End of period:
Cash and cash equivalents	$76,702	$43,445	$65,052
Restricted cash	46,599	47,337	46,854
Cash, cash equivalents and restricted cash	$123,301	$90,782	$111,906

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$116,285	$152,669	$88,682
Income taxes	$1,320	$1,297	$1,131
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued developments and capital expenditures	$22,644	$24,881	$30,211
Capital expenditures from financing and other obligations	$472	$5,413	$2,465
Tenant improvement overage	$4,852	$2,402	$1,408
Acquisitions of real estate investments with assumed mortgage loans payable, net of debt discount	$127,254	$—	$104,561
Assumption of mortgage loan payable for development	$—	$10,884	$—
Issuance of common stock under the DRIP	$—	$—	$36,812
Issuance of common stock from the redemption of operating partnership units	$31,294	$—	$—
Reclassification of noncontrolling interests from (to) mezzanine equity, net	$15,282	$—	$(83)
Distributions declared but not paid	$40,375	$17,590	$27,950
Accrued repurchase of redeemable noncontrolling interest	$—	$25,312	$—
Accrued offering costs	$136	$1,619	$1,256
The following represents the net increase (decrease) in certain assets and liabilities in connection with our acquisitions and dispositions of investments:
Accounts and other receivables	$654	$(1,784)	$2,410
Issuances of notes receivable	$3,900	$—	$5,000
Other assets, net	$(7,699)	$(3,740)	$(12,337)
Mortgage loans payable, net	$—	$—	$33,241
Accounts payable and accrued liabilities	$(2,662)	$(1,560)	$15,674
Security deposits, prepaid rent and other liabilities	$(391)	$(907)	$15,919
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2024, 2023 and 2022
The use of the words “we,” “us” or “our” refers to American Healthcare REIT, Inc. and its subsidiaries, including American Healthcare REIT Holdings, LP, except where otherwise noted.
1. Organization and Description of Business
Overview and Background
American Healthcare REIT, Inc., a Maryland corporation, is a self-managed real estate investment trust, or REIT, that acquires, owns and operates a diversified portfolio of clinical healthcare real estate properties, focusing primarily on outpatient medical buildings, senior housing, skilled nursing facilities, or SNFs, and other healthcare-related facilities. We have built a fully-integrated management platform that operates clinical healthcare properties throughout the United States, the United Kingdom and the Isle of Man. We own and operate our integrated senior health campuses and senior housing operating properties, or SHOP, utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure. We have also originated and acquired secured loans and may acquire other real estate-related investments in the future on an infrequent and opportunistic basis. We generally seek investments that produce current income; however, we have selectively developed, and may continue to selectively develop, healthcare real estate properties. We have elected to be taxed as a REIT for U.S. federal income tax purposes. We believe that we have been organized and operated, and we intend to continue to operate, in conformity with the requirements for qualification and taxation as a REIT under the Code.
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
Operating Partnership
We conduct substantially all of our operations through our operating partnership, and we are the sole general partner of our operating partnership. As of December 31, 2023, we owned 95.0% of the operating partnership units, or OP units, in our operating partnership, and the remaining 5.0% OP units were owned by the following limited partners: (i) AHI Group Holdings, LLC, which is owned and controlled by Jeffrey T. Hanson, the non-executive Chairman of our board of directors, or our board, Danny Prosky, our Chief Executive Officer, President and director, and Mathieu B. Streiff, one of our non-executive directors; (ii) Platform Healthcare Investor T-II, LLC; (iii) Flaherty Trust; and (iv) a wholly owned subsidiary of Griffin Capital Company, LLC, or Griffin Capital. On August 19, 2024 and October 18, 2024, Platform Healthcare Investor T-II, LLC and Flaherty Trust, respectively, redeemed all of their OP units in exchange for 1,216,571 shares and 211,306 shares, respectively, of our Common Stock on a one-for-one basis and, as a result, are no longer limited partners of our operating partnership. On December 6, 2024, Griffin Capital redeemed a portion of its OP units in exchange 69,882 shares of our Common Stock on a one-for-one basis. As of December 31, 2024, we owned 98.7% of the OP units in our operating partnership, and the remaining 1.3% of the OP units were owned by the remaining limited partners. See Note 12, Redeemable Noncontrolling Interests, and Note 13, Equity — Noncontrolling Interests in Total Equity, for a further discussion of the ownership in our operating partnership.
Public Offerings and Listing
On February 9, 2024, pursuant to a Registration Statement filed with the United States Securities and Exchange Commission, or SEC, on Form S-11 (File No. 333-267464), as amended, we closed our underwritten public offering, or the February 2024 Offering, through which we issued 64,400,000 shares of Common Stock, for a total of $772,800,000 in gross offering proceeds. Such amounts include the exercise in full of the underwriters’ overallotment option to purchase up to an additional 8,400,000 shares of Common Stock. We listed these shares of Common Stock on the New York Stock Exchange, or NYSE, under the trading symbol “AHR” and began trading on February 7, 2024.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Following the closing of the February 2024 Offering and until August 5, 2024, we presented our Common Stock, Class T common stock and Class I common stock, as separate classes of common stock within our consolidated balance sheets and consolidated statements of equity. Any references to Common Stock in this Annual Report on Form 10-K refer to our NYSE-listed shares of common stock, whereas Class T common stock and Class I common stock refer to our historical non-listed shares of common stock. This applies to all historical periods presented herein. On August 5, 2024, 180 days after the listing of our Common Stock on the NYSE, each share of our Class T common stock and Class I common stock automatically converted into one share of our listed Common Stock.
On September 20, 2024, we closed our follow-on underwritten public offering, or the September 2024 Offering, under a prospectus supplement and related prospectus filed with the SEC pursuant to our effective shelf Registration Statement on Form S-3 (File No. 333-281488). Through the September 2024 Offering, we issued 20,010,000 shares of Common Stock, for a total of $471,236,000 in gross offering proceeds. Such amounts include the exercise in full of the underwriters’ overallotment option to purchase up to an additional 2,610,000 shares of Common Stock. These shares are also listed on the NYSE under the trading symbol “AHR” and began trading on September 19, 2024.
On November 18, 2024, we entered into a sales agreement and established an at-the-market equity offering program, or ATM Offering, under a prospectus supplement and related prospectus filed with the SEC pursuant to our effective shelf Registration Statement on Form S-3 (File No. 333-281488), pursuant to which we may, from time to time, offer and sell shares of Common Stock having an aggregate gross sales price of up to $500,000,000. Shares sold through the ATM Offering may be offered and sold in amounts to be determined by us from time to time, and are sold in negotiated transactions at market prices prevailing at the time of sale in accordance with Rule 415 under the Securities Act of 1933, as amended. During the year ended December 31, 2024, we sold an aggregate of 4,285,531 shares of Common Stock under the ATM Offering for gross proceeds of $120,220,000 at an average gross price of $28.05 per share. As of December 31, 2024, the remaining amount available under ATM Offering for future sales of Common Stock was $379,780,000.
See Note 13, Equity — Common Stock, for a further discussion of our public offerings.
Our Real Estate Investments Portfolio
We currently operate through four reportable business segments: integrated senior health campuses, outpatient medical, or OM, SHOP and triple-net leased properties. As of December 31, 2024, we owned and/or operated 314 buildings and integrated senior health campuses representing approximately 19,155,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $4,533,212,000. In addition, as of December 31, 2024, we also owned a real estate-related debt investment purchased for $60,429,000.
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
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, wholly-owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries of which we have control will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership and as of December 31, 2024 and 2023, we owned a 98.7% and 95.0%, respectively, general partnership interest therein, and the remaining 1.3% and 5.0%, respectively, partnership interest was owned by the limited partners.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Resident Fees and Services Revenue
We recognize resident fees and services revenue in accordance with ASC Topic 606. A significant portion of resident fees and services revenue represents healthcare service revenue that is reported at the amount that we expect to be entitled to in exchange for providing patient care, including ancillary services. These amounts are due from patients, third-party payors (including health insurers and government programs), other healthcare facilities, and others and includes variable consideration for retroactive revenue adjustments due to settlement of audits, reviews, and investigations. Generally, we bill the patients, third-party payors and other healthcare facilities several days after the services are performed. Revenue is recognized as performance obligations are satisfied. Consistent with healthcare industry accounting practices, any changes to these governmental revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. Any differences between recorded revenues and subsequent adjustments are reflected in operations in the year finalized.
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews and investigations. Adjustments arising from a change in the transaction price were not significant for the years ended December 31, 2024, 2023 and 2022.
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables disaggregate our resident fees and services revenue by line of business, according to whether such revenue is recognized at a point in time or over time, for the years then ended (in thousands):

	Integrated Senior Health Campuses	SHOP(1)	Total
2024:
Over time	$1,334,415	$257,254	$1,591,669
Point in time	285,397	6,732	292,129
Total resident fees and services	$1,619,812	$263,986	$1,883,798

2023:
Over time	$1,216,647	$182,200	$1,398,847
Point in time	265,233	4,662	269,895
Total resident fees and services	$1,481,880	$186,862	$1,668,742

2022:
Over time	$1,019,198	$154,268	$1,173,466
Point in time	235,467	3,223	238,690
Total resident fees and services	$1,254,665	$157,491	$1,412,156
The following tables disaggregate our resident fees and services revenue by payor class for the years then ended (in thousands):

	Integrated Senior Health Campuses	SHOP(1)	Total
2024:
Private and other payors	$636,643	$222,381	$859,024
Medicare	605,094	6,167	611,261
Medicaid	378,075	35,438	413,513
Total resident fees and services	$1,619,812	$263,986	$1,883,798

2023:
Private and other payors	$696,147	$174,439	$870,586
Medicare	477,338	2,808	480,146
Medicaid	308,395	9,615	318,010
Total resident fees and services	$1,481,880	$186,862	$1,668,742

2022:
Private and other payors	$582,448	$144,771	$727,219
Medicare	429,129	—	429,129
Medicaid	243,088	12,720	255,808
Total resident fees and services	$1,254,665	$157,491	$1,412,156
___________
(1)Includes fees for basic housing, as well as fees for assisted living or skilled nursing care. We record revenue when services are rendered at amounts billable to individual residents. Residency agreements are generally for a term of 30 days, with resident fees billed monthly in advance. For residents under reimbursement arrangements with third-party payors, including Medicaid, Medicare and private insurers, revenue is recorded based on contractually agreed-upon amounts or rates on a daily, per resident basis or as services are performed.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accounts Receivable, Net — Resident Fees and Services Revenue
The beginning and ending balances of accounts receivable, net — resident fees and services are as follows (in thousands):

	Private and Other Payors	Medicare	Medicaid	Total
Beginning balance — January 1, 2024	$66,218	$51,260	$30,799	$148,277
Ending balance — December 31, 2024	69,198	57,807	39,966	166,971
Increase	$2,980	$6,547	$9,167	$18,694
Deferred Revenue — Resident Fees and Services Revenue
Deferred revenue is included in security deposits, prepaid rent and other liabilities in our accompanying consolidated balance sheets. The beginning and ending balances of deferred revenue — resident fees and services, almost all of which relates to private and other payors, are as follows (in thousands):

Total
Beginning balance — January 1, 2024	$23,372
Ending balance — December 31, 2024	24,727
Increase	$1,355
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
The following is a summary of our adjustments to allowances for the periods presented below (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance	$17,037	$14,071
Additional allowances	29,004	20,774
Write-offs	(18,063)	(8,778)
Recoveries collected or adjustments	(5,396)	(9,030)
Ending balance	$22,582	$17,037

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
We, with assistance from independent valuation specialists, measure the fair value of tangible and identified intangible assets and liabilities, as applicable, based on their respective fair values for acquired properties. Our method for allocating the purchase price to acquired investments in real estate requires us to make subjective assessments for determining fair value of the assets acquired and liabilities assumed. This includes determining the value of the buildings, land, leasehold interests, furniture, fixtures and equipment, above- or below-market rent, in-place leases, master leases, tenant improvements, above- or below-market debt assumed and noncontrolling interest in the acquiree, if any. These estimates require significant judgment and in some cases involve complex calculations. These allocation assessments directly impact our results of operations, as amounts allocated to certain assets and liabilities have different depreciation or amortization lives. In addition, we amortize the value assigned to above- or below-market rent as a component of revenue, unlike in-place leases and other intangibles, which we include in depreciation and amortization in our accompanying consolidated statements of operations and comprehensive loss.
The determination of the fair value of land is based upon comparable sales data. In cases where a leasehold interest in the land is acquired, only the above/below market consideration is necessary where the value of the leasehold interest is determined by discounting the difference between the contract ground lease payments and a market ground lease payment back to a present value as of the acquisition date. The fair value of buildings is based upon our determination of the value under two methods: (i) as if it were to be replaced and vacant using cost data; and (ii) also using a residual technique based on discounted cash flow models, as vacant. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. We also recognize the fair value of furniture, fixtures and equipment on the premises, as well as the above- or below-market rent, the value of in-place leases, master leases, above- or below-market debt and derivative financial instruments assumed.
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The values of contingent consideration assets and liabilities are analyzed at the time of acquisition. For contingent purchase options, the fair market value of the acquired asset is compared to the specified option price at the exercise date. If the option price is below market, it is assumed to be exercised and the difference between the fair market value and the option price is discounted to the present value at the time of acquisition. The value of noncontrolling interests are estimated by applying the income approach based on a discounted cash flow analysis.
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
See Note 18, Segment Reporting, for a further discussion of goodwill allocation by segment and impairment of goodwill.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
If indicators of impairment of our long-lived assets are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, we consider market conditions and our current intentions with respect to holding or disposing of the asset. We adjust the net book value of properties we lease to others and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than carrying value. We recognize an impairment loss at the time we make any such determination. Determining the fair value of real estate assets when measuring impairments involves significant judgment and generally utilizes comparable market transactions, negotiations with prospective buyers, or discounted future cash flow analyses subject to the capitalization and growth rates and other assumptions discussed above, as well the application of market discount rates to such cash flows. Our ability to accurately predict future operating results and resulting cash flows, and estimate fair values, impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our consolidated financial statements.
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•given the actions required to complete the plan to sell the asset, it is unlikely that significant changes to the plan would be made or that the plan would be withdrawn.
We did not have any properties held for sale as of December 31, 2024. Our properties held for sale as of December 31, 2023 of $3,477,000 were included in other assets, net in our accompanying consolidated balance sheets. We did not recognize impairment charges on properties held for sale for the years ended December 31, 2024, 2023 and 2022.
For the year ended December 31, 2024, we disposed of one of our SHOP included in properties held for sale for a contract sales price of $4,500,000 and recognized a gain on sale of $645,000. For the year ended December 31, 2023, we did not dispose of any held for sale properties. For the year ended December 31, 2022, we disposed of two integrated senior health campuses included in properties held for sale for an aggregate contract sales price of $18,700,000 and recognized an aggregate net gain on sale of $3,421,000.
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
See Note 15, Fair Value Measurements, for a further discussion.
Other Assets, Net
Other assets, net primarily consists of deferred rent receivables, prepaid expenses and deposits, inventory, investments in unconsolidated entities, deferred financing costs related to our lines of credit, deferred tax assets, lease inducements and lease commissions. Prepaid expenses are amortized over the related contract periods. Inventory consists primarily of pharmaceutical and medical supplies and is stated at the lower of cost (first-in, first-out) or market. Deferred financing costs relate to our lines of credit, which include amounts paid to lenders and others to obtain such financing. Such costs are amortized using the straight-line method over the term of the related loan, which approximates the effective interest rate method. Amortization of deferred financing costs related to our lines of credit is included in interest expense in our accompanying consolidated statements of operations and comprehensive loss. Lease commissions are amortized using the straight-line method over the term of the related lease.
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
See Note 7, Other Assets, for a further discussion.
Accounts Payable and Accrued Liabilities
As of December 31, 2024 and 2023, accounts payable and accrued liabilities primarily include insurance reserves of $47,578,000 and $44,548,000, respectively, reimbursement of payroll-related costs to the managers of our SHOP and integrated senior health campuses of $45,438,000 and $42,698,000, respectively, accrued distributions of $40,375,000 and $17,590,000, respectively, accrued property taxes of $23,540,000 and $23,549,000, respectively, and accrued developments and capital expenditures to unaffiliated third parties of $22,644,000 and $24,881,000, respectively.
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
See Note 16, Income Taxes, for a further discussion.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Segment Disclosure
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance, evaluates our business and makes operating decisions. Accordingly, we determined that we operate through four operating segments: integrated senior health campuses, OM, SHOP and triple-net leased properties. These operating segments are also our reportable segments.
See Note 18, Segment Reporting, for a further discussion.
GLA and Other Measures
GLA and other measures used to describe real estate investments included in our accompanying consolidated financial statements are presented on an unaudited basis.
Recently Issued Accounting Pronouncements
In August 2023, the Financial Accounting Standard Board, or FASB, issued Accounting Standard Update, or ASU, 2023-05, Business Combinations — Joint Venture Formations (Subtopic 805- 60): Recognition and Initial Measurement, or ASU 2023-05. ASU 2023-05 applies to the initial formation of a “joint venture” or a “corporate joint venture” as defined in the accounting literature and requires a joint venture to apply a new basis of accounting by initially measuring and recognizing all contributions received upon its formation at fair value. In particular, a joint venture will measure its total assets and liabilities upon formation as the fair value of the joint venture as a whole, which would equal the fair value of all of the joint venture’s outstanding equity interests. The new guidance does not change the definition of a joint venture, the accounting by the investors for their investments in a joint venture (e.g., equity method accounting) or the accounting by a joint venture for contributions received after its formation. ASU 2023-05 is applied prospectively and is effective for all newly-formed joint venture entities with a formation date on or after January 1, 2025. Early adoption is permitted. We adopted ASU 2023-05 on January 1, 2025, which did not have a material impact to our consolidated financial statements and disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU 2023-07, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. Such disclosure amendments include the requirement for public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and is applied retrospectively to all prior periods presented in the financial statements. We adopted ASU 2023-07 beginning with this Annual Report on Form 10-K. We provided additional disclosures with regard to our significant segment expenses in the notes to our consolidated financial statements, and no other changes to our consolidated financial statements are required as a result of such adoption.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and should be applied prospectively; however, retrospective application is permitted. We expect to include additional tax disclosures in the notes to our financial statements upon our adoption of ASU 2023-09 beginning with our 2025 Annual Report on Form 10-K, and no other changes to our existing disclosures or consolidated financial statements are expected to result from the adoption of such standard.
In March 2024, the SEC adopted final rules, The Enhancement and Standardization of Climate-Related Disclosures for Investors. The final rules require a registrant to disclose, among other things: material climate-related risks; activities to mitigate or adapt to such risks, as well as a quantitative and qualitative description of material expenditures incurred and material impacts on financial estimates and assumptions that directly result from such mitigation or adaptation activities; material capitalized costs, expenses and losses incurred as a result of severe weather events and other natural conditions; information about the registrant’s board of directors’ oversight of climate-related risks and management’s role in managing material climate-related risks; and information on any climate-related targets or goals that are material to the registrant’s business, results of operations or financial condition. The rules require registrants to provide such climate-related disclosures in their annual reports, beginning with annual reports for the year ending December 31, 2025, for calendar-year-end large accelerated filers. In April 2024, the SEC stayed the final rules in response to legal challenges to the rules. The outcome of this

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
litigation, and any compliance deadlines, are currently unknown. We are currently evaluating this guidance to determine the impact to our consolidated financial statement disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, or ASU 2024-03. Further, in January 2025, the FASB issued ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, or ASU 2025-01. ASU 2024-03 requires new financial statement disclosure to be provided in the notes to the financial statements in a tabular presentation related to the disaggregation of certain expense captions presented on the face of the income statement within continuing operations that include expense categories such as: (i) purchases of inventory; (ii) employee compensation; (iii) depreciation; and (iv) intangible asset amortization. ASU 2024-03 and ASU 2025-01 are effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and may be applied retrospectively or prospectively. We are currently evaluating this guidance to determine the impact on our consolidated financial statement disclosures beginning with our 2027 Annual Report on Form 10-K.
3. Real Estate Investments, Net
Our real estate investments, net consisted of the following as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Building, improvements and construction in process	$3,619,555	$3,604,299
Land and improvements	353,317	335,946
Furniture, fixtures and equipment	262,742	237,350
	4,235,614	4,177,595
Less: accumulated depreciation	(868,966)	(752,157)
	$3,366,648	$3,425,438
Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $151,340,000, $147,587,000 and $141,257,000, respectively.
The following is a summary of our capital expenditures by reportable segment for the periods presented below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Integrated senior health campuses	$44,131	$64,011	$30,926
OM	21,650	24,296	32,373
SHOP	21,272	12,244	9,280
Triple-net leased properties	509	420	4
Total	$87,562	$100,971	$72,583
Included in the capital expenditure amounts above are costs for the development and expansion of our integrated senior health campuses. For the year ended December 31, 2024, we completed the development of one integrated senior health campus costing $18,969,000 and incurred $11,730,000 to expand three of our existing integrated senior health campuses. For the year ended December 31, 2023, we incurred $4,988,000 to expand three of our existing integrated senior health campuses. For the year ended December 31, 2022, we exercised our right to purchase a leased property that cost $15,462,000 to develop and incurred a total cost of $7,543,000 to expand three of our existing integrated senior health campuses.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Acquisitions of Real Estate Investments
2024 Acquisitions of Real Estate Investments
For the year ended December 31, 2024, we, through Trilogy Investors, LLC, or Trilogy, acquired four land parcels in Michigan for an aggregate contract purchase price of $5,821,000, plus closing costs, for the future development of integrated senior health campuses. In addition, using cash and a borrowing on our line of credit, we, through Trilogy, acquired three previously leased campuses located in Kentucky and Ohio. The following is a summary of such property acquisitions, which are included in our integrated senior health campuses segment (in thousands):

Location	Date Acquired	Contract Purchase Price	Line of Credit
Miami Township, OH	04/17/24	$16,595	$16,600
Tiffin, OH	04/17/24	12,380	12,400
La Grange, KY	04/22/24	16,866	16,000
Total		$45,841	$45,000
We accounted for such acquisitions of land and real estate investments completed during the year ended December 31, 2024, as asset acquisitions. The following table summarizes the purchase price of such assets acquired at the time of acquisition based on their relative fair values and adjusted for $40,854,000 operating lease right-of-use assets and $37,999,000 operating lease liabilities (in thousands):

Location	2024 Acquisitions
Building and improvements	$50,251
Land	5,514
Total assets acquired	$55,765
2023 Acquisitions of Real Estate Investments
For the year ended December 31, 2023, using cash on hand and debt financing, we, through a majority-owned subsidiary of Trilogy, completed the acquisition of one integrated senior health campus. The following is a summary of such property acquisition (in thousands):

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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the year ended December 31, 2023, using cash on hand and debt financing, we, through a majority-owned subsidiary of Trilogy, acquired three previously leased campuses located in Indiana and Ohio. The following is a summary of such acquisitions, which are included in our integrated senior health campuses segment (in thousands):

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
2022 Acquisitions of Real Estate Investments
For the year ended December 31, 2022, using cash on hand and debt financing, we, through a majority-owned subsidiary of Trilogy, exercised purchase options to acquire four previously leased campuses located in Indiana and Kentucky for an aggregate contract purchase price of $54,805,000, which investments are included in our integrated senior health campus segment. We financed such acquisitions with cash on hand and a mortgage loan payable with a principal balance of $52,725,000. In addition, for the year ended December 31, 2022, we, through a majority-owned subsidiary of Trilogy, acquired land parcels in Indiana and Kentucky for the future development and expansion of our integrated senior health campuses for an aggregate contract purchase price of $1,020,000, plus closing costs.
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Dispositions of Real Estate Investments
2024 Dispositions of Real Estate Investments
For the twelve months ended December 31, 2024, we disposed of four OM buildings, one integrated senior health campus and eight triple-net leased properties. We recognized a total aggregate net gain on such dispositions of $5,217,000. The following is a summary of such dispositions (dollars in thousands):

Location	Number of Buildings	Type	Date Disposed	Contract Sales Price
Marietta, GA	1	OM	01/16/24	$6,674
Homewood, AL	1	OM	03/18/24	4,462
Middletown, OH	1	OM	10/16/24	19,400
Zanesville, OH	1	Integrated Senior Health Campuses	12/01/24	17,000
Florissant, Kansas City, Milan, Moberly, Salisbury, Sedalia, St. Elizabeth and Trenton, MO	8	Triple-net Leased Properties	12/19/24	87,500
Marysville, OH	1	OM	12/20/24	16,000
Total	13			$151,036
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
(1)See Note 12, Redeemable Noncontrolling Interests, for information about the ownership of the Central Florida Senior Housing Portfolio.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2022 Dispositions of Real Estate Investments
For the year ended December 31, 2022, we disposed of three SHOP and one OM building. We recognized a total aggregate net gain on such dispositions of $1,370,000. The following is a summary of such dispositions (dollars in thousands):

Location	Number of Buildings	Type	Date Disposed	Contract Sales Price
Brooksville, FL(1)	1	SHOP	11/15/22	$2,640
Sanford, FL(1)	1	SHOP	12/15/22	3,750
Memphis, TN	1	OM	12/20/22	9,600
Bradenton FL(1)	1	SHOP	12/30/22	7,215
Total	4			$23,205
___________
(1)See Note 12, Redeemable Noncontrolling Interests, for information about the ownership of the Central Florida Senior Housing Portfolio.
Sale of Controlling Interests in Developments
On February 8, 2022, we sold approximately 74.0% of our ownership interests in several real estate development assets within our integrated senior health campuses segment for an aggregate sales price of $19,622,000, and we recognized an aggregate gain on sale of $683,000 for the year ended December 31, 2022. At the time of sale, we retained approximately 26.0% ownership interests in such real estate development assets. As of both December 31, 2024 and 2023, we own approximately 49.0% ownership interests, respectively, in such real estate development assets, which interests are accounted for as investments in unconsolidated entities within other assets, net in our accompanying consolidated balance sheets. For the years ended December 31, 2024 and 2023, and from February 8, 2022 through December 31, 2022, our interests in the net earnings or losses of such unconsolidated entities were included in income or loss from unconsolidated entities in our accompanying consolidated statements of operations and comprehensive loss.
See Note 4, Business Combinations, for a discussion of real estate investment acquisitions accounted for business combinations for the years ended December 31, 2024, 2023 and 2022.
Impairment of Real Estate Investments
For the year ended December 31, 2024, as we continue to evaluate our properties based on their historical operating performance and our expected holding period, we have determined that six of our OM buildings, two of our integrated senior health campuses and two of our SHOP were impaired and recognized an aggregate impairment charge of $45,755,000, which reduced the total aggregate carrying value of such assets to $50,784,000. The fair value of two of our impaired integrated senior health campuses, one impaired OM building and one SHOP was determined by the sales price from an executed purchase and sale agreement with a third-party buyer, which was considered a Level 2 measurement within the fair value hierarchy.
The fair value of the other five impaired OM buildings was determined by a third-party appraiser using a discounted cash flow valuation method where the most significant inputs that were used to determine the fair value of such properties were the capitalization rates and the discount rates. The capitalization rates for such impaired OM buildings ranged between 7.0% to 8.3%, with a weighted average of 7.8%. The discount rates for such impaired OM buildings ranged between 9.8% to 11.0%, with a weighted average of 10.2%. The fair value of one impaired SHOP building was determined by a third-party appraiser using a direct capitalization valuation approach where the most significant input that was used to determine its fair value was the capitalization rate of 8.3%. These aforementioned inputs were considered Level 3 measurements within the fair value hierarchy.
For the year ended December 31, 2023, as we continue to evaluate additional non-strategic properties for sale, we determined that two of our SHOP and one of our OM buildings were impaired and recognized an aggregate impairment charge of $13,899,000, which reduced the total aggregate carrying value of such assets to $20,439,000. The remaining $3,477,000 carrying value of one such SHOP was then reclassified to properties held for sale during the third quarter of 2023, and sold in January 2024. See Note 2, Summary of Significant Accounting Policies — Properties Held for Sale, for a further discussion of such disposition. Further, the fair value of such impaired SHOP was based on its projected sales price from an independent third party letter of intent, and the fair value of such impaired OM was determined by the sales price from an executed purchase and

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
sale agreement with a third-party buyer, which values were considered Level 2 measurements within the fair value hierarchy. The fair value of the other impaired SHOP was determined by a third-party appraiser based on the sales comparison approach with the most significant inputs based on a price per unit and price per square foot analysis within the area for similar types of assets. The ranges of these inputs were $190,000 to $200,000 per unit and $250 to $260 per square foot, which were considered Level 3 measurements within the fair value hierarchy.
For the year ended December 31, 2022, we determined that 12 SHOP were impaired and recognized an aggregate impairment charge of $54,579,000, which reduced the total aggregate carrying value of such assets to $81,149,000. We disposed of three of such impaired SHOP during the fourth quarter of 2022, and disposed of five of such impaired SHOP during the year of 2023, as discussed in the “Dispositions of Real Estate Investments” section above. The fair value of one of our impaired SHOP was determined by the sales price from an executed purchase and sale agreement with a third-party buyer, which was considered a Level 2 measurement within the fair value hierarchy. The fair values of our remaining 11 impaired SHOP were based on their projected sales prices, which were considered Level 2 measurements within the fair value hierarchy.
4. Business Combinations
2024 Business Combinations
On February 1, 2024, we acquired a portfolio of 14 senior housing properties in Oregon from an unaffiliated third party, which properties are included in our SHOP segment. These properties are part of the underlying collateral pool of real estate assets securing our debt security investment, as defined and described in Note 5, Debt Security Investment, Net. We acquired such properties by assuming the outstanding principal balance of each related mortgage loan payable from one of the borrowers since such borrower was in default. The aggregated principal balance of such assumed mortgage loans payable was $94,461,000 at the time of acquisition. No cash consideration was exchanged as part of the transaction; however, we incurred transaction costs of $2,636,000 related to the acquisition of such properties. See Note 5 for a further discussion.
On September 3, 2024, we acquired a portfolio of five senior housing properties in Washington from an unaffiliated third party, which properties are included in our SHOP segment. These properties are also part of the underlying collateral pool of real estate assets securing our debt security investment. We acquired such properties by assuming the outstanding principal balance of each related mortgage loan payable from one of the borrowers since such borrower was in default. The aggregated principal balance of such assumed mortgage loans payable was $36,178,000 at the time of acquisition. No cash consideration was exchanged as part of the transaction; however, we incurred transaction costs of $2,904,000 related to the acquisition of such properties. See Note 5, for a further discussion.
On October 1, 2024, using cash on hand and a borrowing on our line of credit, we completed the acquisition of one SHOP building in Georgia from an unaffiliated third party. The contract purchase price of such property was $8,200,000 including closing costs of $185,000 related to the acquisition of such property.
2023 Business Combination
On February 15, 2023, we, through Trilogy, acquired from an unaffiliated third party, a 60.0% controlling interest in a privately held company, Memory Care Partners, LLC, or MCP, that operated integrated senior health campuses located in Kentucky. The contract purchase price for the acquisition of MCP was $900,000, which was acquired using cash on hand. Prior to such acquisition, we owned a 40.0% interest in MCP, which was accounted for as an equity method investment and was included in investments in unconsolidated entities within other assets, net in our accompanying consolidated balance sheet as of December 31, 2022. In connection with the acquisition of the remaining interest in MCP, we now own a 100% controlling interest in MCP. As a result, we re-measured the fair value of our previously held equity interest in MCP and recognized a gain on re-measurement of $726,000 in our accompanying consolidated statements of operations and comprehensive loss.
2022 Business Combinations
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
On December 5, 2022, we acquired a portfolio of seven senior housing facilities in Texas from an unaffiliated third party, which facilities are included in our SHOP segment. These facilities are part of the underlying collateral pool of real estate assets securing our debt security investment. We acquired the seven facilities by assuming the outstanding principal balance of each related mortgage loan payable from one of the borrowers as such borrower was in default on the required debt payments. The aggregated principal balance of such assumed mortgage loans payable was $110,627,000 at the time of acquisition. No cash consideration was exchanged as part of the transactions; however, we incurred transaction costs of $1,895,000 related to the acquisition of such facilities. See Note 5 for a further discussion.
Based on quantitative and qualitative considerations, such business combinations were not material to us individually or in the aggregate and therefore, pro forma financial information is not provided. The fair values of the assets acquired and liabilities assumed were preliminary estimates at acquisition. Any necessary adjustments are finalized within one year from the date of acquisition.
The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed of our business combinations for the periods presented below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Building and improvements	$95,076	$—	$163,166
Land	20,962	—	20,514
In-place leases	19,416	—	18,834
Goodwill	—	3,331	44,990
Furniture, fixtures and equipment	—	39	1,936
Cash and restricted cash	—	565	12,331
Accounts receivable	343	—	19,472
Other assets	379	66	1,798
Certificates of need	—	—	3,567
Operating lease right-of-use assets	—	—	153,777
Total assets acquired	136,176	4,001	440,385
Mortgage loans payable (including debt discount of $3,385, $0 and $6,066, respectively)	(127,254)	—	(149,861)
Accounts payable and accrued liabilities	(144)	(1,676)	(16,012)
Financing obligations	—	(12)	(65)
Security deposits, prepaid rent and other liabilities	(15)	(812)	(15,994)
Operating lease liabilities	—	—	(161,121)
Total liabilities assumed	(127,413)	(2,500)	(343,053)
Net assets acquired	$8,763	$1,501	$97,332

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
On each of December 5, 2022, February 1, 2024 and September 3, 2024, we acquired a portfolio of seven senior housing properties in Texas, 14 senior housing properties in Oregon and five senior housing properties in Washington, respectively, from unaffiliated third parties, which are included in the underlying collateral pool of real estate assets securing our debt security investment. We acquired such properties by assuming the outstanding principal balance of each related mortgage loan payable from one of the borrowers since such borrower was in default. We did not grant any concessions to such borrower, and the carrying value of our debt security investment at the time of acquisition did not exceed the fair value of such properties. See Note 4, Business Combinations, for a further discussion of such acquisitions.
As of December 31, 2024 and 2023, the carrying amount of our debt security investment was $91,264,000 and $86,935,000, respectively, net of unamortized closing costs of $165,000 and $489,000, respectively. Accretion on the debt security for the years ended December 31, 2024, 2023 and 2022 was $4,653,000, $4,213,000 and $3,922,000, respectively, which is recorded as an increase to real estate revenue in our accompanying consolidated statements of operations and comprehensive loss. Amortization expense of closing costs for the years ended December 31, 2024, 2023 and 2022 was $324,000, $278,000 and $237,000, respectively, which is recorded as a decrease to real estate revenue in our accompanying consolidated statements of operations and comprehensive loss. We evaluated credit quality indicators such as the agency ratings and the underlying collateral of such investment in order to determine expected future credit loss. No credit loss was recorded for the years ended December 31, 2024, 2023 and 2022.
6. Identified Intangible Assets and Liabilities
Identified intangible assets, net and identified intangible liabilities, net consisted of the following as of December 31, 2024 and 2023 (dollars in thousands):

	December 31,
	2024	2023
Amortized intangible assets:
In-place leases, net of accumulated amortization of $41,764 and $35,437 as of December 31, 2024 and 2023, respectively (with a weighted average remaining life of 5.9 years and 7.7 years as of December 31, 2024 and 2023, respectively)	$28,906	$42,615
Above-market leases, net of accumulated amortization of $8,309 and $7,079 as of December 31, 2024 and 2023, respectively (with a weighted average remaining life of 6.9 years and 7.5 years as of December 31, 2024 and 2023, respectively)	12,700	15,905
Customer relationships, net of accumulated amortization of $934 as of December 31, 2023 (with a weighted average remaining life of 12.7 years as of December 31, 2023)	—	1,906
Unamortized intangible assets:
Certificates of need	99,600	99,777
Trade names	20,267	20,267
Total identified intangible assets, net	$161,473	$180,470

Amortized intangible liabilities:
Below-market leases, net of accumulated amortization of $2,442 and $2,831 as of December 31, 2024 and 2023, respectively (with a weighted average remaining life of 5.0 years and 7.2 years as of December 31, 2024 and 2023, respectively)	$3,001	$6,095
Total identified intangible liabilities, net	$3,001	$6,095
Amortization expense on identified intangible assets for the years ended December 31, 2024, 2023 and 2022 was $27,951,000, $46,601,000 and $28,378,000, respectively, which included $2,765,000, $14,278,000 and $4,444,000, respectively, of amortization recorded as a decrease to real estate revenue for above-market leases in our accompanying

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consolidated statements of operations and comprehensive loss. In June 2024, we closed a pharmacy within our integrated senior health campuses segment, which resulted in the write-off of the remaining customer relationship intangible asset of $1,831,000 related to such pharmacy. In March 2023, we transitioned the SNFs within our Central Wisconsin Senior Care Portfolio from triple-net leased properties to a managed portfolio utilizing a RIDEA structure, which resulted in a full amortization of $8,073,000 of above-market leases and $885,000 of in-place leases. In addition, we fully amortized $2,756,000 of above-market leases and $5,750,000 of in-place leases in connection with the transition of the senior housing facilities within our Michigan ALF Portfolio from triple-net leased properties to a managed portfolio utilizing a RIDEA structure in November 2023.
For the years ended December 31, 2024 and 2022, we did not recognize any impairment losses with respect to trade name intangible assets. For the year ended December 31, 2023, we recognized an impairment loss of approximately $10,520,000 related to the write-off of trade name intangible assets at ancillary business units within Trilogy.
Amortization expense on below-market leases for the years ended December 31, 2024, 2023 and 2022 was $1,073,000, $4,534,000 and $1,848,000, respectively, which is recorded as an increase to real estate revenue in our accompanying consolidated statements of operations and comprehensive loss. In connection with the transition of our senior housing facilities within our Michigan ALF Portfolio from triple-net leased properties to a managed portfolio utilizing a RIDEA structure in November 2023, we fully amortized $112,000 of below-market leases.
The aggregate weighted average remaining life of the identified intangible assets was 6.2 years and 7.8 years as of December 31, 2024 and 2023, respectively. The aggregate weighted average remaining life of the identified intangible liabilities was 5.0 years and 7.2 years as of December 31, 2024 and 2023, respectively. As of December 31, 2024, estimated amortization expense on the identified intangible assets and liabilities for each of the next five years ending December 31 and thereafter was as follows (in thousands):

	Amortization Expense
Year	Intangible Assets	Intangible Liabilities
2025	$12,553	$(725)
2026	6,217	(609)
2027	5,708	(594)
2028	4,665	(478)
2029	3,919	(338)
Thereafter	8,544	(257)
Total	$41,606	$(3,001)

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Other Assets
Other assets, net consisted of the following as of December 31, 2024 and 2023 (dollars in thousands):

	December 31,
	2024	2023
Deferred rent receivables	$47,520	$47,540
Prepaid expenses, deposits, other assets and deferred tax assets, net	29,859	33,204
Inventory — finished goods	19,477	19,472
Lease commissions, net of accumulated amortization of $8,270 and $7,231 as of December 31, 2024 and 2023, respectively	17,680	17,565
Investments in unconsolidated entities	13,924	20,611
Deferred financing costs, net of accumulated amortization of $9,224 and $8,494 as of December 31, 2024 and 2023, respectively	3,760	3,830
Lease inducement, net of accumulated amortization of $2,895 and $2,544 as of December 31, 2024 and 2023, respectively (with a weighted average remaining life of 5.9 years and 6.9 years as of December 31, 2024 and 2023, respectively)	2,105	2,456
Derivative financial instruments	1,013	1,463
Total	$135,338	$146,141
Deferred financing costs included in other assets, net were related to the Trilogy Credit Facility, as defined in Note 9, Lines of Credit and Term Loan, as well as the senior unsecured revolving credit facility portions of the 2022 Credit Facility and 2024 Credit Facility. In February 2024, in connection with the replacement of the 2022 Credit Facility with the 2024 Credit Facility, we incurred an aggregate loss of $565,000 on the extinguishment of part of the senior unsecured revolving credit facility, which formed part of the 2022 Credit Facility. Such loss on extinguishment of debt is recorded as an increase to interest expense in our accompanying consolidated statements of operations and comprehensive loss, and was due to the partial write-off of unamortized deferred financing costs related to the senior unsecured revolving credit facility portion of the 2022 Credit Facility. See Note 9 for a further discussion of our lines of credit. Amortization expense on lease inducement for each of the years ended December 31, 2024, 2023 and 2022 was $351,000 and is recorded as a decrease to real estate revenue in our accompanying consolidated statements of operations and comprehensive loss. For the years ended December 31, 2024, 2023 and 2022, we did not incur any impairment losses with respect to our investments in unconsolidated entities.
8. Mortgage Loans Payable, Net
Mortgage loans payable, net consisted of the following as of December 31, 2024 and 2023 (dollars in thousands):

	December 31,
	2024	2023
Total fixed-rate debt (89 loans and 76 loans as of December 31, 2024 and 2023, respectively)	$1,004,724	$990,325
Total variable-rate debt (zero loans and 13 loans as of December 31, 2024 and 2023, respectively)	—	335,988
Total fixed- and variable-rate debt	1,004,724	1,326,313
Less: deferred financing costs, net	(10,007)	(9,713)
Add: premium	103	167
Less: discount	(12,749)	(14,371)
Mortgage loans payable, net	$982,071	$1,302,396
Based on interest rates in effect as of December 31, 2024 and 2023, effective interest rates on mortgage loans payable ranged from 2.21% to 5.99% per annum and 2.21% to 8.46% per annum, respectively, with a weighted average effective interest rate of 3.67% and 4.72%, respectively. We are required by the terms of certain loan documents to meet certain reporting requirements and covenants, such as net worth ratios, fixed charge coverage ratios and leverage ratios.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table reflects the changes in the carrying amount of mortgage loans payable, net for periods presented below (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance	$1,302,396	$1,229,847
Additions:
Borrowings under mortgage loans payable	63,017	160,442
Assumption of mortgage loans payable due to acquisitions of real estate investments, net	127,254	10,884
Amortization of deferred financing costs	2,561	2,284
Amortization of discount/premium on mortgage loans payable, net	4,944	3,549
Deductions:
Scheduled principal payments on mortgage loans payable	(154,719)	(64,792)
Early payoff of mortgage loans payable	(360,526)	(9,809)
Payoff of a mortgage loan payable due to disposition of real estate investment	—	(26,856)
Deferred financing costs	(2,856)	(3,153)
Ending balance	$982,071	$1,302,396
Amortization of deferred financing costs and amortization of discount/premium on mortgage loans payable is included in interest expense in our accompanying consolidated statements of operations and comprehensive loss. For the year ended December 31, 2024, we incurred an aggregate loss on the early extinguishment of mortgage loans payable of $4,402,000, which is recorded as an increase to interest expense in our accompanying consolidated statements of operations and comprehensive loss. Such aggregate loss was primarily related to the payoff of mortgage loans payable in February 2024 of approximately $176,145,000 using the net proceeds from the February 2024 Offering and the payoff of mortgage loans payable in December 2024 primarily using the net proceeds from the ATM offering. For the year ended December 31, 2023, we incurred a loss on the early extinguishment of a mortgage loan payable of $345,000, which was related to the payoff of a mortgage loan payable due to the disposition of the underlying real estate investment in August 2023. For the year ended December 31, 2022, we incurred an aggregate loss on the early extinguishment of mortgage loans payable of $2,005,000. Such aggregate loss was primarily related to the payoff of a mortgage loan payable due to the disposition of a real estate investment in September 2022, the payoff of a construction loan in December 2022 and the write-off of unamortized loan discount related to eight mortgage loans payable that we refinanced on January 1, 2022 that were due to mature in 2044 through 2052.
As of December 31, 2024, the principal payments due on our mortgage loans payable for each of the next five years ending December 31 and thereafter were as follows (in thousands):

Year	Amount
2025	$32,327
2026	159,437
2027	57,791
2028	139,961
2029	16,948
Thereafter	598,260
Total	$1,004,724
9. Lines of Credit and Term Loan
2022 Credit Facility
We, through our operating partnership, as borrower, and certain of our subsidiaries, or the subsidiary guarantors, and our company collectively as guarantors, were party to an amended agreement, or the 2022 Credit Agreement, with Bank of America, N.A., or Bank of America, KeyBank National Association, or KeyBank, Citizens Bank, National Association, or Citizens Bank, and the lenders named therein, which provided for a credit facility with an aggregate maximum principal amount up to $1,050,000,000, or the 2022 Credit Facility. The 2022 Credit Facility consisted of a senior unsecured revolving credit facility in the initial aggregate amount of $500,000,000 and a senior unsecured term loan facility in the initial aggregate amount

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of $550,000,000. Unless defined herein, all capitalized terms under this “2022 Credit Facility” subsection are defined in the 2022 Credit Agreement.
In January 2022, in connection with entering into the 2022 Credit Agreement, we incurred an aggregate $3,161,000 loss on the extinguishment of a portion of senior unsecured term loan related to former credit facilities. Such loss on extinguishment of debt is recorded as an increase to interest expense in our accompanying consolidated statements of operations and comprehensive loss, and primarily consisted of lender fees we paid to obtain the 2022 Credit Facility.
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
2024 Credit Facility
We, through our operating partnership, as borrower, and certain of our subsidiaries, or the subsidiary guarantors, and our company, collectively as guarantors, are party to an amended loan agreement, or the 2024 Credit Agreement, that amended, restated, superseded and replaced the 2022 Credit Agreement with Bank of America, KeyBank, Citizens Bank and a syndicate of other banks, as lenders, to obtain a credit facility with an aggregate maximum principal amount up to $1,150,000,000, or the 2024 Credit Facility. The 2024 Credit Facility consists of a senior unsecured revolving credit facility in the initial aggregate amount of $600,000,000 and a senior unsecured term loan facility in the initial aggregate amount of $550,000,000. The proceeds of loans made under the 2024 Credit Facility may be used for general corporate purposes including for working capital, capital expenditures, refinancing existing indebtedness and other corporate purposes not inconsistent with obligations under the 2024 Credit Agreement. We may also obtain up to $25,000,000 in the form of standby letters of credit pursuant to the 2024 Credit Facility. Unless defined herein, all capitalized terms under this “2024 Credit Facility” subsection are defined in the 2024 Credit Agreement.
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2024, our aggregate borrowing capacity under the 2024 Credit Facility was $1,150,000,000, excluding the $25,000,000 standby letters of credit described above. As of December 31, 2024, borrowings outstanding under the 2024 Credit Facility totaled $689,000,000 ($688,502,000, net of deferred financing costs related to the senior unsecured term loan facility portion of the 2024 Credit Facility), and the weighted average interest rate on such borrowings outstanding was 5.67% per annum.
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
The Trilogy Credit Facility is due to mature on June 5, 2025. At our option, the Trilogy Credit Facility bears interest at per annum rates equal to (a) SOFR, plus 2.75% for SOFR Rate Loans and (b) for Base Rate Loans, 1.75% plus the highest of: (i) the fluctuating rate per annum of interest in effect for such day as established from time to time by KeyBank as its prime rate, (ii) 0.50% above the Federal Funds Effective Rate and (iii) 1.00% above one-month Adjusted Term SOFR. On December 21, 2023, we, through Trilogy RER, LLC, entered into an interest rate swap transaction to mitigate the risk with respect to $200,000,000 of our borrowings under the Trilogy Credit Facility, and we subsequently terminated such swap contract on September 20, 2024. See Note 10, Derivative Financial Instruments, for a further discussion.
As of both December 31, 2024 and 2023, our aggregate borrowing capacity under the Trilogy Credit Facility was $400,000,000. As of December 31, 2024 and 2023, borrowings outstanding under the Trilogy Credit Facility totaled $32,000 and $309,823,000, respectively, and the weighted average interest rate on such borrowings outstanding was 7.30% and 8.20% per annum, respectively.
10. Derivative Financial Instruments
We use derivative financial instruments to manage interest rate risk associated with variable-rate debt. We recorded such derivative financial instruments in our accompanying consolidated balance sheets as either an asset or a liability, as applicable, measured at fair value. The following table lists the derivative financial instruments held by us as of December 31, 2024 and 2023, which were included in other assets and other liabilities in our accompanying consolidated balance sheets (dollars in thousands):

						Fair Value
						December 31,
Instrument	Notional Amount	Index	Interest Rate	Effective Date	Maturity Date	2024	2023
Swap	$275,000	One Month Term SOFR	3.74%	02/01/23	01/19/26	$1,013	$1,463
Swap	$275,000	One Month Term SOFR	4.41%	08/08/23	01/19/26	(909)	(2,178)
Swap	$200,000	One Month Term SOFR	4.40%	01/05/24	06/05/25	—	(211)
						$104	$(926)
As of both December 31, 2024 and 2023, none of our derivative financial instruments were designated as hedges. Derivative financial instruments not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements. On September 20, 2024, we terminated one interest rate swap that would have matured on June 5, 2025 and had a notional amount of $200,000,000. We paid a fee of $415,000 related to such contract termination, which is recorded as loss on the early extinguishment of derivatives and included as an increase to interest expense in our accompanying consolidated statements of operations and comprehensive loss. For the years

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ended December 31, 2024, 2023, and 2022, respectively, we recorded a net gain (loss) in the fair value of derivative financial instruments of $1,030,000, $(926,000) and $500,000, respectively, as a decrease/(increase) to total interest expense in our accompanying consolidated statements of operations and comprehensive loss related to the change in the fair value of our derivative financial instruments.
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
12. Redeemable Noncontrolling Interests
As of December 31, 2024 and 2023, we, through our direct and indirect subsidiaries, owned a 98.7% and 95.0%, respectively, general partnership interest in our operating partnership, and the remaining 1.3% and 5.0%, respectively, limited partnership interest in our operating partnership was owned by limited partners. Some of the limited partnership units outstanding, which accounted for approximately 1.0% of our total operating partnership units outstanding, as of December 31, 2023 had redemption features outside of our control and were accounted for as redeemable noncontrolling interests presented outside of permanent equity in our accompanying consolidated balance sheet. As a result of the closing of the February 2024 Offering and listing of our Common Stock on the NYSE, such redemption features are no longer outside of our control, and we reclassified the carrying amount of such interests as of such date to noncontrolling interests in total equity in our accompanying consolidated balance sheet. Further, additional paid-in capital was adjusted to reflect such change in presentation of limited partners interests. See Note 13, Equity — Noncontrolling Interests in Total Equity, for a further discussion.
As of December 31, 2023, we, through Trilogy REIT Holdings LLC, or Trilogy REIT Holdings, in which we indirectly held a 76.0% ownership interest, owned approximately 97.5% of the outstanding equity interests of Trilogy. As of December 31, 2023, certain members of Trilogy’s management and certain members of an advisory committee to Trilogy’s board of directors owned approximately 2.5% of the outstanding equity interests of Trilogy. We accounted for such equity interests as redeemable noncontrolling interests or other liabilities in our accompanying consolidated balance sheets in accordance with ASC Topic 480-10-S99-3A, given certain features associated with such equity interests. For the year ended December 31, 2023, we redeemed the equity interests owned by certain members of Trilogy’s management for an aggregate of $17,150,000. As of December 31, 2023, we reclassified the balance of the remaining equity interest owned by such member of Trilogy’s advisory committee from redeemable noncontrolling interest to other liabilities in our accompanying consolidated balance sheet. In January 2024, we redeemed equity interests in Trilogy that were accounted for as other liabilities and owned by a member of Trilogy’s advisory committee for $25,312,000 in cash. In April 2024, we redeemed all the remaining equity interests in Trilogy owned by members of Trilogy management and certain members of Trilogy’s advisory committee, including the redemption of Trilogy Profit Interests, as defined and described at Note 13, Equity — Noncontrolling Interests in Total Equity — Other Noncontrolling Interests, for an aggregate $10,771,000 in cash. As of December 31, 2024, there were no outstanding equity interests of Trilogy owned by members of Trilogy’s management or members of Trilogy’s advisory committee.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2024 and 2023, we own, through our operating partnership, approximately 98.0% of the joint ventures with an affiliate of Meridian Senior Living, LLC, or Meridian, that own Pinnacle Beaumont ALF and Pinnacle Warrenton ALF and owned Central Florida Senior Housing Portfolio, which was held until its disposition in 2023 and 2022. See Note 3, Real Estate Investments, Net — Dispositions of Real Estate Investments, for a discussion of such dispositions. The noncontrolling interests held by Meridian have redemption features outside of our control and are accounted for as redeemable noncontrolling interests in our accompanying consolidated balance sheets.
We record the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the periods presented below (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance	$33,843	$81,598
Reclassification from equity	21	83
Reclassification to equity	(15,303)	—
Reclassification to other liabilities	—	(25,312)
Distributions	(3)	(1,369)
Redemption of redeemable noncontrolling interests	(10,771)	(17,150)
Adjustment to redemption value	(7,216)	(2,944)
Net loss attributable to redeemable noncontrolling interests	(351)	(1,063)
Ending balance	$220	$33,843
13. Equity
Preferred Stock
Pursuant to our charter, we are authorized to issue 200,000,000 shares of our preferred stock, $0.01 par value per share. As of both December 31, 2024 and 2023, no shares of preferred stock were issued and outstanding.
Common Stock
Pursuant to our charter, as amended, we are authorized to issue 1,000,000,000 shares of our common stock, $0.01 par value per share, whereby 200,000,000 shares are classified as Class T common stock and 100,000,000 shares were classified as Class I common stock. On January 26, 2024, we further amended our charter to reclassify shares of our Class I common stock such that 200,000,000 shares are classified as Class T common stock, 100,000,000 shares are classified as Class I common stock and 700,000,000 shares are classified as Common Stock without any designation as to class or series. We issued an aggregate 65,445,557 shares of our non-listed classes of common stock, for a total of $2,737,716,000 in gross offering proceeds, since February 26, 2014 in our initial public offerings and our distribution reinvestment plan, or DRIP, offerings. Our initial public offerings were terminated as of April 2019.
On October 4, 2021, our board authorized the reinstatement of our distribution reinvestment plan, as amended, or the AHR DRIP, to offer up to $100,000,000 of shares of our common stock pursuant to a Registration Statement on Form S-3 under the Securities Act filed by Griffin-American Healthcare REIT IV, Inc., or the AHR DRIP Offering. See the “Distribution Reinvestment Plan” section below for a further discussion.
On February 9, 2024, we closed the February 2024 Offering and issued 64,400,000 shares of Common Stock, $0.01 par value per share, for a total of $772,800,000 in gross offering proceeds, including the exercise in full of the underwriters’ overallotment option to purchase up to an additional 8,400,000 shares of Common Stock. In conjunction with the February 2024 Offering, such shares of Common Stock were listed on the NYSE and began trading on February 7, 2024. We received $724,625,000 in net offering proceeds, after deducting the underwriting discount, which was primarily used to repay $176,145,000 of mortgage loans payable and $545,010,000 on our lines of credit in February 2024. The underwriting discount and other costs related to the February 2024 Offering were offset against gross proceeds received and included as a component of additional paid-in capital in our accompanying consolidated balance sheet as of December 31, 2024.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
On September 20, 2024, we closed the September 2024 Offering and issued 20,010,000 shares of Common Stock, $0.01 par value per share, for a total of $471,236,000 in gross offering proceeds, including the exercise in full of the underwriters’ overallotment option to purchase up to an additional 2,610,000 shares of Common Stock. In conjunction with the September 2024 Offering, such shares of Common Stock were listed on the NYSE and began trading on September 19, 2024. We received $451,207,000 in net offering proceeds, after deducting the underwriting discount, which was used to: (i) exercise our option to purchase our joint venture partner’s 24.0% minority membership interest in Trilogy REIT Holdings; (ii) repay $116,000,000 of borrowings outstanding under the Trilogy Credit Facility; and (iii) repay $78,000,000 of borrowings outstanding under the 2024 Credit Facility. See “Noncontrolling Interests in Total Equity – Membership Interest in Trilogy REIT Holdings” section below for a further discussion of the purchase of such joint venture interest. The underwriting discount and other costs related to the September 2024 Offering were offset against gross proceeds received and included as a component of additional paid-in capital in our accompanying consolidated balance sheet as of December 31, 2024.
On November 18, 2024, we entered into a sales agreement with BofA Securities, Inc., Barclays Capital Inc., Citigroup Global Markets Inc., Citizens JMP Securities, LLC, Credit Agricole Securities (USA) Inc., Fifth Third Securities, Inc., KeyBanc Capital Markets Inc., Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, Regions Securities LLC and Truist Securities, Inc., or each, an Agent, and, collectively, the Agents, and established an ATM Offering, pursuant to which we may, from time to time, offer and sell shares of Common Stock, $0.01 par value per share, having an aggregate gross sales price of up to $500,000,000 through (i) the Agents acting as our sales agents, or directly to the Agents as principals; or (ii) the Agents acting as forward sellers. The ATM Offering also allows us to enter into forward sale agreements, which give us the ability to lock in a share price on the sale of Common Stock at the time a forward sale agreement becomes effective. Shares sold through the ATM Offering may be offered and sold in amounts to be determined by us. Actual offers and sales, if any, will depend on a variety of factors to be determined by us and the Agents from time to time, including, among other things, market conditions, the trading price of Common Stock, capital needs and determinations by us of the appropriate sources of our funding.
During the year ended December 31, 2024, we sold an aggregate of 4,285,531 shares of Common Stock under the ATM Offering for gross proceeds of $120,220,000 at an average gross price of $28.05 per share. As of December 31, 2024, the remaining amount available under ATM Offering for future sales of Common Stock was $379,780,000. During the year ended December 31, 2024, we did not utilize the forward feature of the ATM Offering.
Distribution Reinvestment Plan
Our DRIP allowed our stockholders to elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares of our common stock in lieu of receiving cash distributions. In November 2022, our board suspended the DRIP offering beginning with the distributions declared for the quarter ended December 31, 2022. As a result of the suspension of the DRIP offering, stockholders who were current participants in the DRIP were paid distributions in cash. In February 2025, our board approved the termination of our DRIP.
For the years ended December 31, 2024 and 2023, there were no distributions reinvested and no shares of our common stock were issued pursuant to our DRIP offerings. For the year ended December 31, 2022, $36,812,000 in distributions were reinvested and 992,964 shares of our common stock were issued pursuant to our DRIP offerings. As of December 31, 2024, a total of $91,448,000 in distributions were reinvested that resulted in 2,431,695 shares of common stock being issued pursuant to the AHR DRIP Offering.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Share Repurchase Plan
Our share repurchase plan allowed for repurchases of shares of our common stock by us when certain criteria are met. Share repurchases were made at the sole discretion of our board. Funds for the repurchase of shares of our common stock came from the cumulative proceeds we received from the sale of shares of our common stock pursuant to our DRIP offerings. On November 14, 2022, our board suspended our share repurchase plan beginning with share repurchase requests for the quarter ending December 31, 2022. As a result of the listing of our Common Stock on the NYSE on February 7, 2024, the share purchase plan terminated pursuant to its own terms.
For the year ended December 31, 2024, we did not repurchase any shares of our common stock pursuant to our share repurchase plan. For the years ended December 31, 2023 and 2022, we repurchased 1,681 and 559,195 shares of our common stock, respectively, for an aggregate of $62,000 and $20,699,000, respectively, at an average repurchase price of $37.16 and $37.02 per share, respectively, pursuant to our share repurchase plan. For the year ended December 31, 2023, such repurchase requests were submitted prior to the suspension of our share repurchase plan. For the year ended December 31, 2022, all shares were repurchased using the cumulative proceeds we received from the sale of shares of our common stock pursuant to our DRIP offerings.
Noncontrolling Interests in Total Equity
Membership Interest in Trilogy REIT Holdings
As of December 31, 2023, Trilogy REIT Holdings owned approximately 97.5% of Trilogy. We were the indirect owner of a 76.0% interest in Trilogy REIT Holdings pursuant to an amended joint venture agreement with an indirect, wholly-owned subsidiary of NorthStar Healthcare Income, Inc., or NHI. We serve as the managing member of Trilogy REIT Holdings. As of December 31, 2023, NHI indirectly owned a 24.0% membership interest in Trilogy REIT Holdings, and as such, for the year ended December 31, 2023, 24.0% of the net earnings of Trilogy REIT Holdings were allocated to noncontrolling interests.
On November 3, 2023, we entered into a Membership Interest Purchase Agreement, or the MIPA, with subsidiaries of NHI, which provided us with the option to purchase the 24.0% minority membership interest in Trilogy REIT Holdings. On September 20, 2024, using the net proceeds from the September 2024 Offering, we exercised our option to purchase the 24.0% minority membership interest in Trilogy REIT Holdings that was owned by NHI, for a total all-cash purchase price of $258,001,000. Such purchase price reflects a “base” purchase price of $247,000,000 and a supplemental payment of approximately $11,001,000 relating to NHI’s pro-rata share of Trilogy REIT Holdings’ budgeted distributions to its members during the period prior to exercise relative to NHI’s actual distributions received during that period. In connection with such purchase and as of September 20, 2024, we own 100% of Trilogy REIT Holdings and indirectly own 100% of Trilogy. Previously, from January 1, 2024 through September 19, 2024, 24.0% of the net earnings of Trilogy REIT Holdings were allocated to noncontrolling interests.
Other Noncontrolling Interests
In connection with our acquisition and operation of Trilogy, profit interest units in Trilogy, or the Profit Interests, were issued to Trilogy Management Services, LLC and independent directors of Trilogy, both unaffiliated third parties that manage or direct the day-to-day operations of Trilogy. The Profit Interests consisted of time-based or performance-based commitments. The time-based Profit Interests were measured at their grant date fair value and vested in increments of 20.0% on each anniversary of the respective grant date over a five year period. We amortized the time-based Profit Interests on a straight-line basis over the vesting periods, which were recorded to general and administrative expenses in our accompanying consolidated statements of operations and comprehensive loss. The performance-based Profit Interests were measured at their fair value on the adoption date of ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, using a modified retrospective approach, were subject to a performance commitment and would have vested upon liquidity events as defined in the Profit Interests agreements. The nonvested awards were presented as noncontrolling interests in total equity in our accompanying consolidated balance sheets, and were re-classified to redeemable noncontrolling interests upon vesting as they had redemption features outside of our control similar to the common stock units held by Trilogy’s management. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In April 2024, we redeemed all the remaining Profit Interests for cash. See Note 12, Redeemable Noncontrolling Interests, for a further discussion of our redemption of the Profit Interests. For the years ended December 31, 2024 and 2023, we recognized stock compensation expense related to the time-based Profit Interests of $21,000 and $83,000, respectively.
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
As of December 31, 2023, we owned an 86.0% interest in a consolidated limited liability company that owned Lakeview IN Medical Plaza. On February 6, 2024, we purchased the remaining 14.0% membership interest in the consolidated limited liability company that owned Lakeview IN Medical Plaza from an unaffiliated third party for a contract purchase price of $441,000. In connection with such purchase and as of such date, we own a 100% interest in such limited liability company. As such, from January 1, 2024 through February 5, 2024, and for the years ended December 31, 2023 and 2022, 14.0% of the net earnings of Lakeview IN Medical Plaza were allocated to noncontrolling interests.
As of both December 31, 2024 and 2023, we owned a 90.6% membership interest in a consolidated limited liability company that owns Southlake TX Hospital. As such, 9.4% of the net earnings of Southlake TX Hospital were allocated to noncontrolling interests in our accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2024, 2023 and 2022.
As of both December 31, 2024 and 2023, we owned an 90.0% interest in a joint venture that owns the Louisiana Senior Housing Portfolio. As such, 10.0% of the net earnings of the joint venture were allocated to noncontrolling interests in our accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2024, 2023 and 2022.
As discussed in Note 1, Organization and Description of Business, as of December 31, 2024 and 2023, we, through our direct and indirect subsidiaries, owned a 98.7% and 95.0%, respectively, general partnership interest in our operating partnership and the remaining 1.3% and 5.0%, respectively, OP units in our operating partnership were owned by limited partners. Some of the limited partnership units outstanding, which accounted for approximately 1.0% of our total operating partnership units outstanding as of December 31, 2023, had redemption features outside of our control and were accounted for as redeemable noncontrolling interests presented outside of permanent equity in our accompanying consolidated balance sheet. As a result of the closing of the February 2024 Offering and the listing of our Common Stock on the NYSE, such redemption features are no longer outside of our control and we reclassified the remaining carrying amount of such redeemable noncontrolling interests as of such date to noncontrolling interests in total equity. On August 19, 2024 and October 18, 2024, Platform Healthcare Investor T-II, LLC and Flaherty Trust, respectively, redeemed all of their OP units in exchange for 1,216,571 shares and 211,306 shares, respectively, of our Common Stock on a one-for-one basis and, as a result, are no longer limited partners of our operating partnership. On December 6, 2024, Griffin Capital redeemed a portion of OP units in exchange for 69,882 shares of our Common Stock on a one-for-one basis. Therefore, as of December 31, 2024, 1.3% of our total operating partnership units outstanding is presented as noncontrolling interests in total equity in our accompanying consolidated balance sheet. See Note 12, Redeemable Noncontrolling Interests, for a further discussion.
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
Restricted common stock
Pursuant to the AHR Incentive Plan, through December 31, 2024, we granted an aggregate of 1,316,561 shares of our restricted common stock, or RSAs, as defined in the AHR Incentive Plan. RSAs were granted to our independent directors in connection with their initial election or re-election to our board or in consideration of their past services rendered, as well as to

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
certain executive officers and key employees. The number of RSAs granted through December 31, 2024 above includes an aggregate of 972,222 RSAs we granted in February 2024 to independent directors, executive officers and certain employees upon completion of the February 2024 Offering. RSAs generally have a vesting period of up to four years and are subject to continuous service through the vesting dates.
Restricted stock units
Pursuant to the AHR Incentive Plan, through December 31, 2024, we granted to our executive officers an aggregate 320,780 of performance-based restricted stock units, or PBUs, representing the right to receive shares of our common stock upon vesting. We also granted to our executive officers and certain employees 408,033 time-based restricted stock units, or TBUs, representing the right to receive shares of our common stock upon vesting. PBUs and TBUs are collectively referred to as RSUs. RSUs granted to executive officers and employees, generally have a vesting period of up to three years and are subject to continuous service through the vesting dates and any performance conditions, as applicable.
A summary of the status of our nonvested RSAs and RSUs as of December 31, 2024 and 2023 and the changes for the years ended December 31, 2024 and 2023 is presented below:

	Number of Nonvested RSAs		Weighted Average Grant Date Fair Value —RSAs	Number of Nonvested RSUs		Weighted Average Grant Date Fair Value —RSUs
Balance — December 31, 2022	183,240		$36.97	48,553		$37.16
Granted	26,156		$31.83	191,728		$31.40
Vested	(62,352)		$37.11	(6,400)	(1)	$37.16
Forfeited	—		$—	(5,800)		$32.57
Balance — December 31, 2023	147,044		$35.99	228,081		$32.43
Granted	1,001,102		$13.50	477,008		$14.57
Vested	(145,987)	(1)	$35.98	(54,010)	(1)	$31.98
Forfeited/cancelled	(6)		$36.90	(727)		$37.16
Balance — December 31, 2024	1,002,153		$13.53	650,352		$19.36
___________
(1)During the years ended December 31, 2024 and 2023, amount includes an aggregate 27,447 shares and 2,280 shares, respectively, of common stock that were withheld to satisfy employee tax withholding requirements associated with the vesting of RSAs and RSUs.
For the years ended December 31, 2024, 2023 and 2022, we recognized stock compensation expense related to awards granted pursuant to the AHR Incentive Plan of $9,346,000, $5,385,000 and $3,935,000, respectively. Such expense was based on the grant date fair value for time-based awards and for performance-based awards that are probable of vesting, which fair value calculation used the most recently published estimated per share net asset value for awards granted prior to the February 2024 Offering, and the closing market price of our listed Common Stock commencing with awards granted effective as of the February 2024 Offering date. Stock compensation expense is included in general and administrative expenses in our accompanying consolidated statements of operations and comprehensive loss.
Employee Stock Purchase Plan
In November 2024, we adopted the 2024 Employee Stock Purchase Plan, or the ESPP, pursuant to which eligible employees may purchase shares of our Common Stock at a purchase price equal to the lesser of 85.0% of the fair market value of a share on the applicable enrollment date for such offering period or on the applicable exercise date. The maximum number of shares of our common stock that may be issued pursuant to the ESPP is 1,000,000 shares. As of December 31, 2024, no shares were purchased or issued under the ESPP.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. Related Party Transactions
Registration Rights Agreement
Upon consummation of the AHI Acquisition, GAHR III and the Surviving Partnership entered into a registration rights agreement, or the Registration Rights Agreement, with Griffin-American Strategic Holdings, LLC, or HoldCo, pursuant to which, subject to certain limitations therein, as promptly as practicable following the later of the expiration of (i) the period commencing on the closing of the AHI Acquisition and ending upon the earliest to occur of (a) the second anniversary date of the issuance of the Surviving Partnership OP units issued in connection with the AHI Acquisition, (b) a change of control of Merger Sub and (c) the listing of shares of our common stock on a national securities exchange, or the Lock-Up Period; and (ii) the date on which we are eligible to file a registration statement (but in any event no later than 180 days after such date), we, as the indirect parent company of the Surviving Partnership, were required to file a shelf registration statement with the SEC under the Securities Act covering the resale of the shares of our Class I common stock issued or issuable in redemption of the Surviving Partnership OP units that the Surviving Partnership issued as consideration in the AHI Acquisition. The Registration Rights Agreement also granted HoldCo (or any successor holder of such shares) demand rights to request additional registration statement filings as well as “piggyback” registration rights, in each case on or after the expiration of the Lock-Up Period. In connection with the Merger, we assumed from GAHR III the Registration Rights Agreement and GAHR III’s obligations thereunder in their entirety. In connection with the 2024 February Offering, the Holders (as defined in the Registration Rights Agreement) had agreed that, without the prior written consent of the representatives on behalf of the underwriters of the February 2024 Offering, during the period ending 180 days after the date of listing of our common stock for trading on a national securities exchange, they would not, and would not publicly disclose an intention to, directly or indirectly, among others, subject to certain exceptions, exercise their registration rights under the Registration Rights Agreement. On August 12, 2024, following the expiration of the Lock-Up Period, we filed the shelf registration statement with the SEC pursuant to the Registration Rights Agreement.
15. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2024, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instrument	$—	$1,013	$—	$1,013
Total assets at fair value	$—	$1,013	$—	$1,013
Liabilities:
Derivative financial instrument	$—	$(909)	$—	$(909)
Total liabilities at fair value	$—	$(909)	$—	$(909)

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
There were no transfers into and out of fair value measurement levels during the years ended December 31, 2024 and 2023.
Warrants
As of December 31, 2024 and 2023, we did not have any warrants outstanding. During the fourth quarter of 2022, we redeemed all the warrants in common units held by certain members of Trilogy’s management for $678,000 in cash, and as a result, we did not have any warrants outstanding as of December 31, 2022. Such warrants had redemption features similar to the common units held by members of Trilogy’s management.
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
Although we determined that the majority of the inputs used to value our derivative financial instruments fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this instrument utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of December 31, 2024 and 2023, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.
Financial Instruments Disclosed at Fair Value
Our accompanying consolidated balance sheets include the following financial instruments: debt security investment, cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and accrued liabilities, mortgage loans payable and borrowings under our lines of credit and term loan.
We consider the carrying values of cash and cash equivalents, restricted cash, accounts and other receivables and accounts payable and accrued liabilities to approximate the fair value for these financial instruments based upon an evaluation of the underlying characteristics and market data, in light of the short period of time between origination of the instruments and their expected realization. The fair values of such financial instruments are classified in Level 2 of the fair value hierarchy.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The fair value of our debt security investment is estimated using a discounted cash flow analysis using interest rates available to us for investments with similar terms and maturities. The fair values of our mortgage loans payable and our lines of credit and term loan are estimated using discounted cash flow analyses using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that the valuations of our debt security investment, mortgage loans payable and lines of credit and term loan are classified in Level 2 within the fair value hierarchy. The carrying amounts and estimated fair values of such financial instruments as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31,
	2024		2023
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Financial Assets:
Debt security investment	$91,264	$93,369	$86,935	$93,304
Financial Liabilities:
Mortgage loans payable	$982,071	$858,102	$1,302,396	$1,185,260
Lines of credit and term loan	$684,774	$688,945	$1,220,137	$1,225,890
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
The components of income or loss before taxes for the periods presented below were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$(35,480)	$(75,843)	$(72,510)
Foreign	1,593	(381)	(287)
Loss before income taxes	$(33,887)	$(76,224)	$(72,797)
The components of income tax benefit or expense for the periods presented below were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Federal deferred	$(13,023)	$(655)	$(8,176)
State deferred	(2,847)	210	(2,099)
Federal current	248	10	—
State current	657	(3)	—
Foreign current	808	656	586
Valuation allowances	15,870	445	10,275
Total income tax expense	$1,713	$663	$586
Current Income Tax
Federal and state income taxes are generally a function of the level of income recognized by our TRS. Foreign income taxes are generally a function of our income on our real estate located in the UK and Isle of Man.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Deferred Taxes
Deferred income tax is generally a function of the period’s temporary differences (primarily basis differences between tax and financial reporting for real estate assets and equity investments) and generation of tax net operating loss, or NOL, that may be realized in future periods depending on sufficient taxable income.
We recognize the effects of an uncertain tax position on the financial statements, when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of both December 31, 2024 and 2023, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying consolidated financial statements.
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of both December 31, 2024 and 2023, our valuation allowance fully reserves the net deferred tax assets due to historical losses and inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.
Any increases or decreases to the deferred income tax assets or liabilities are reflected in income tax (expense) benefit in our accompanying consolidated statements of operations and comprehensive loss. The components of deferred tax assets and liabilities as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31,
	2024	2023
Deferred income tax assets:
Fixed assets and intangibles	$8,442	$7,297
Expense accruals and other	11,445	10,535
Net operating loss and other carry forwards	68,914	57,011
Reserves and accruals	7,941	8,119
Allowances for accounts receivable	3,736	2,878
Investments in unconsolidated entities	440	75
Total deferred income tax assets	$100,918	$85,915
Deferred income tax liabilities:
Fixed assets and intangibles	$(12,114)	$(12,892)
Other — temporary differences	(2,517)	(2,608)
Total deferred income tax liabilities	$(14,631)	$(15,500)

Net deferred income tax assets before valuation allowance	$86,287	$70,415
Valuation allowances	(86,287)	(70,415)
Net deferred income tax assets (liabilities)	$—	$—
As of December 31, 2024 and 2023, we had a NOL carryforward of $253,346,000 and $203,320,000, respectively, related to our TRS. These amounts can be used to offset future taxable income, if any. The NOL carryforwards incurred before January 1, 2018 will begin to expire starting 2035, and NOL carryforwards incurred after December 31, 2017 will be carried forward indefinitely.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Tax Treatment of Distributions (Unaudited)
For U.S. federal income tax purposes, distributions to stockholders are characterized as ordinary income, capital gain distributions or nontaxable distributions. Nontaxable distributions will reduce United States stockholders’ basis (but not below zero) in their shares. The following table reflects the income tax treatment for distributions reportable for the periods presented below (dollars in thousands):

	Year Ended December 31,
	2024		2023		2022
Ordinary income	$89,325	74.6%	$2,208	2.9%	$40,745	46.5%
Capital gain	8,769	7.3	—	—	—	—
Return of capital	21,629	18.1	73,614	97.1	46,890	53.5
	$119,723	100%	$75,822	100%	$87,635	100%
Amounts listed above do not include distributions paid on nonvested RSAs and RSUs, which have been separately reported.
17. Leases
Lessor
We have operating leases with tenants that expire at various dates through 2050. For the years ended December 31, 2024, 2023 and 2022, we recognized $180,783,000, $185,064,000 and $200,526,000, respectively, of revenues related to operating lease payments, of which $36,729,000, $38,415,000, and $39,278,000, respectively, was for variable lease payments. As of December 31, 2024, the following table sets forth the undiscounted cash flows for future minimum base rents due under operating leases for each of the next five years ending December 31 and thereafter for properties that we wholly own (in thousands):

Year	Amount
2025	$121,861
2026	114,402
2027	108,149
2028	95,945
2029	83,341
Thereafter	454,817
Total	$978,515
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of lease costs were as follows (in thousands):

		Year Ended December 31,
Lease Cost	Classification	2024	2023	2022
Operating lease cost(1)	Property operating expenses, rental expenses or general and administrative expenses	$38,346	$44,141	$30,566
Finance lease cost
Amortization of leased assets	Depreciation and amortization	2,146	1,360	1,249
Interest on lease liabilities	Interest expense	566	353	261
Sublease income	Resident fees and services revenue or other income	(580)	(572)	(693)
Total lease cost		$40,478	$45,282	$31,383
___________
(1)Includes short-term leases and variable lease costs, which are immaterial.
Additional information related to our leases for the periods presented below was as follows (dollars in thousands):

	December 31,
Lease Term and Discount Rate	2024	2023	2022
Weighted average remaining lease term (in years)
Operating leases	11.0	12.2	12.8
Finance leases	3.8	1.5	2.3
Weighted average discount rate
Operating leases	5.85%	5.76%	5.69%
Finance leases	10.60%	7.78%	7.66%

	Year Ended December 31,
Supplemental Disclosure of Cash Flows Information	2024	2023	2022
Operating cash outflows related to finance leases	$566	$353	$262
Financing cash outflows related to finance leases	$81	$62	$54
Right-of-use assets obtained in exchange for operating lease liabilities	$4,322	$6,153	$173,832
Operating Leases
As of December 31, 2024, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for each of the next five years ending December 31 and thereafter, as well as the reconciliation of those cash flows to operating lease liabilities on our accompanying consolidated balance sheet (in thousands):

Year	Amount
2025	$31,073
2026	30,791
2027	31,764
2028	31,714
2029	29,494
Thereafter	94,926
Total undiscounted operating lease payments	249,762
Less: interest	84,523
Present value of operating lease liabilities	$165,239

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Finance Leases
As of December 31, 2024, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for each of the next five years ending December 31 and thereafter, as well as a reconciliation of those cash flows to finance lease liabilities (in thousands):

Year	Amount
2025	$68
2026	37
2027	37
2028	22
2029	—
Thereafter	—
Total undiscounted finance lease payments	164
Less: interest	25
Present value of finance lease liabilities	$139
18. Segment Reporting
Our chief operating decision maker, or CODM, who is our Chief Executive Officer and President, evaluates our business and makes resource allocations based on four operating segments: integrated senior health campuses, OM, SHOP and triple-net leased properties. These operating segments are also our reportable segments.
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
Our CODM evaluates the performance of our combined properties in each reportable segment and determines how to allocate resources to those segments, primarily based on net operating income, or NOI, for each segment. NOI excludes certain items that are not associated with the operations of our properties. Our CODM also primarily uses NOI for each segment in the annual budget and forecasting process. Further, our CODM considers budget-to-actual variances in NOI on a quarterly basis when making decisions about the allocation of operating and capital resources to each segment. We define segment NOI as total revenues and grant income, less property operating expenses and rental expenses, which excludes depreciation and amortization, general and administrative expenses, business acquisition expenses, interest expense, gain or loss in fair value of derivative financial instruments, gain or loss on dispositions of real estate investments, impairment of real estate investments, impairment of intangible assets and goodwill, income or loss from unconsolidated entities, gain on re-measurement of previously held equity interests, foreign currency gain or loss, other income or expense and income tax benefit or expense for each segment. We believe that segment NOI serves as an appropriate supplemental performance measure to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis. We also believe that NOI is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term NOI may not be comparable to that of other real estate companies as they may have different methodologies for computing this amount.
Interest expense, depreciation and amortization and other expenses not attributable to individual properties are not allocated to individual segments for purposes of assessing segment performance. Non-segment assets primarily consist of corporate assets, including cash and cash equivalents, deferred financing costs, operating lease right-of-use asset and other assets not attributable to individual properties.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Summary information for our reportable segments, including a summary of segment operating expenses, during the years ended December 31, 2024, 2023 and 2022 was as follows (in thousands):

	Integrated Senior Health Campuses	SHOP	OM	Triple-Net Leased Properties	Year Ended December 31, 2024
Revenues:
Resident fees and services	$1,619,812	$263,986	$—	$—	$1,883,798
Real estate revenue	—	—	134,740	52,130	186,870
Total revenues	1,619,812	263,986	134,740	52,130	2,070,668
Less(1):
Compensation expense	848,630	132,982	—	—
Controllable expenses(2)	511,122	74,198	—	—
Non-controllable expenses(3)	38,798	16,174	—	—
Facility rental expense(4)	31,989	—	—	—
Other segment items(5)	—	—	50,885	2,354
Segment net operating income	$189,273	$40,632	$83,855	$49,776	$363,536

General and administrative					$47,559
Business acquisition expenses					7,141
Depreciation and amortization					179,192
Interest expense:
Interest expense					(127,730)
Gain in fair value of derivative financial instruments					1,030
Gain on dispositions of real estate investments, net					5,213
Impairment of real estate investments					(45,755)
Loss from unconsolidated entities					(6,868)
Foreign currency loss					(774)
Other income, net					11,353
Loss before income taxes					(33,887)
Income tax expense					(1,713)
Net loss					$(35,600)

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Integrated Senior Health Campuses	SHOP	OM	Triple-Net Leased Properties	Year Ended December 31, 2023
Revenues and grant income:
Resident fees and services	$1,481,880	$186,862	$—	$—	$1,668,742
Real estate revenue	—	—	146,068	44,333	190,401
Grant income	7,475	—	—	—	7,475
Total revenues and grant income	1,489,355	186,862	146,068	44,333	1,866,618
Less(1):
Compensation expense	788,733	95,922	—	—
Controllable expenses(2)	472,210	56,863	—	—
Non-controllable expenses(3)	37,849	13,708	—	—
Facility rental expense(4)	37,025	—	—	—
Other segment items(5)	—	—	54,457	3,018
Segment net operating income	$153,538	$20,369	$91,611	$41,315	$306,833

General and administrative					$47,510
Business acquisition expenses					5,795
Depreciation and amortization					182,604
Interest expense:
Interest expense					(163,191)
Loss in fair value of derivative financial instruments					(926)
Gain on dispositions of real estate investments, net					32,472
Impairment of real estate investments					(13,899)
Impairment of intangible assets					(10,520)
Loss from unconsolidated entities					(1,718)
Gain on re-measurement of previously held equity interest					726
Foreign currency gain					2,307
Other income					7,601
Loss before income taxes					(76,224)
Income tax expense					(663)
Net loss					$(76,887)

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Integrated Senior Health Campuses	SHOP	OM	Triple-Net Leased Properties	Year Ended December 31, 2022
Revenues and grant income:
Resident fees and services	$1,254,665	$157,491	$—	$—	$1,412,156
Real estate revenue	—	—	148,717	56,627	205,344
Grant income	24,820	855	—	—	25,675
Total revenues and grant income	1,279,485	158,346	148,717	56,627	1,643,175
Less(1):
Compensation expense	657,321	84,541	—	—
Controllable expenses(2)	417,184	50,917	—	—
Non-controllable expenses(3)	33,820	12,588	—	—
Facility rental expense(4)	25,155	—	—	—
Other segment items(5)	—	—	56,390	3,294
Segment net operating income	$146,005	$10,300	$92,327	$53,333	$301,965

General and administrative					$43,418
Business acquisition expenses					4,388
Depreciation and amortization					167,957
Interest expense:
Interest expense					(105,956)
Gain in fair value of derivative financial instruments, net					500
Gain on dispositions of real estate investments					5,481
Impairment of real estate investments					(54,579)
Impairment of goodwill					(23,277)
Income from unconsolidated entities					1,407
Gain on re-measurement of previously held equity interest					19,567
Foreign currency loss					(5,206)
Other income					3,064
Loss before income taxes					(72,797)
Income tax expense					(586)
Net loss					$(73,383)
___________
(1)The significant expense categories and amounts below align with the segment-level information that is regularly provided to our chief operating decision maker.
(2)Controllable expenses include utilities, food, repairs and maintenance, and other operating expenses.
(3)Non-controllable expenses include property taxes and insurance.
(4)Facility rental expense relates to properties subject to operating leases.
(5)Other segment items for the following reportable segments primarily includes:
•OM — property taxes, insurance, utilities, management fees and certain overhead expenses.
•Triple-Net Leased Properties — property taxes and insurance.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Total assets by reportable segment as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31,
	2024	2023
Integrated senior health campuses	$2,202,582	$2,197,762
OM	1,140,785	1,232,310
SHOP	729,466	630,373
Triple-net leased properties	401,782	502,836
Other	13,442	14,652
Total assets	$4,488,057	$4,577,933
As of and for the years ended December 31, 2024 and 2023, goodwill by reportable segment was as follows (in thousands):

	Integrated Senior Health Campuses	OM	Triple-Net Leased Properties	Total
Balance — December 31, 2022	$164,846	$47,812	$18,953	$231,611
Goodwill acquired	3,331	—	—	3,331
Balance — December 31, 2023	$168,177	$47,812	$18,953	$234,942
Goodwill acquired	—	—	—	—
Balance — December 31, 2024	$168,177	$47,812	$18,953	$234,942
During the year ended December 31, 2022, we performed the quantitative step one test of the goodwill impairment guidance for each of our reporting units in connection with our annual assessments of goodwill. The fair value of each reporting unit was determined based on various methodologies, including the income approach and the market approach models. For the year ended December 31, 2022, we determined that the fair value of the reporting unit under the SHOP reporting segment compared to its carrying value, including goodwill, was lower than its carrying value. As a result, goodwill pertaining to our SHOP reporting segment was fully impaired and we recognized an impairment loss of $23,277,000 in our accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2022. Therefore, as of December 31, 2024, 2023 and 2022, we did not have any remaining goodwill associated with our SHOP reporting segment.
Our portfolio of properties and other investments are located in the United States, the UK and Isle of Man. Revenues and grant income and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for our operations for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenues and grant income:
United States	$2,064,038	$1,861,954	$1,638,557
International	6,630	4,664	4,618
	$2,070,668	$1,866,618	$1,643,175
The following is a summary of real estate investments, net by geographic regions as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Real estate investments, net:
United States	$3,324,982	$3,382,115
International	41,666	43,323
	$3,366,648	$3,425,438

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
19. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily our debt security investment, cash and cash equivalents, restricted cash and accounts and other receivables. We are exposed to credit risk with respect to our debt security investment, but we believe collection of the outstanding amount is probable. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of December 31, 2024 and 2023, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants and residents is limited. We perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases as of December 31, 2024, properties in two states in the United States accounted for 10.0% or more of our total consolidated property portfolio’s annualized base rent or annualized NOI, which is based on contractual base rent from leases in effect for our non-RIDEA properties and annualized NOI for our SHOP and integrated senior health campuses as of December 31, 2024. Properties located in Indiana and Ohio accounted for 35.6% and 11.8%, respectively, of our total consolidated property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
Based on leases in effect as of December 31, 2024, our integrated senior health campuses, OM, SHOP and triple-net leased properties accounted for 54.1%, 24.7%, 13.5% and 7.7%, respectively, of our total consolidated property portfolio’s annualized base rent or annualized NOI. As of December 31, 2024, none of our tenants at our properties accounted for 10.0% or more of our total consolidated property portfolio’s annualized base rent or annualized NOI.
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
For the years ended December 31, 2024, 2023, and 2022, 2,004,216, 3,501,976 and 3,501,976 limited OP units, respectively, were excluded from the computation of diluted earnings (loss) per share because such units were anti-dilutive during these periods. For the years ended December 31, 2024, 2023 and 2022, 1,002,153, 147,044 and 183,240 nonvested RSAs, respectively, were excluded from the computation of diluted earnings (loss) per share because such restricted stock awards were anti-dilutive during these periods. For the years ended December 31, 2024, 2023 and 2022, 341,098, 157,329 and 19,200 nonvested TBUs, respectively, were excluded from the computation of diluted earnings (loss) per share because such restricted stock awards were anti-dilutive during these periods.
For the years ended December 31, 2024, 2023, and 2022, 309,254, 70,751, and 29,352 nonvested PBUs, respectively, were treated as contingently issuable shares pursuant to ASC Topic 718, Compensation — Stock Compensation. Such contingently issuable shares were excluded from the computation of diluted earnings (loss) per share because they were anti-dilutive during the period.

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION
December 31, 2024
(in thousands)

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(e)
Description(a)		Encumbrances	Land and Improvements	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land and Improvements	Buildings and Improvements	Total(d)	Accumulated Depreciation (f)(g)	Date of Construction	Date Acquired
Integrated Senior Health Campuses (ISHC)
Homewood Health Campus	Lebanon, IN	$8,125	$973	$9,702	$3,055	$1,161	$12,569	$13,730	$(2,747)	2000	12/01/15
Ashford Place Health Campus	Shelbyville, IN	5,487	664	12,662	1,468	869	13,925	14,794	(3,551)	2004	12/01/15
Mill Pond Health Campus	Greencastle, IN	6,492	1,576	8,124	754	1,629	8,825	10,454	(2,174)	2005	12/01/15
St. Andrews Health Campus	Batesville, IN	4,096	552	8,213	877	772	8,870	9,642	(2,261)	2005	12/01/15
Hampton Oaks Health Campus	Scottsburg, IN	5,767	720	8,145	853	852	8,866	9,718	(2,301)	2006	12/01/15
Forest Park Health Campus	Richmond, IN	6,297	535	9,399	1,136	652	10,418	11,070	(2,634)	2007	12/01/15
The Maples at Waterford Crossing	Goshen, IN	5,381	344	8,027	2,342	516	10,197	10,713	(2,051)	2006	12/01/15
Morrison Woods Health Campus	Muncie, IN	26,675	1,903	21,806	1,461	1,922	23,248	25,170	(4,771)	2008/2022	12/01/15, 09/14/16 and 03/03/21
Woodbridge Health Campus	Logansport, IN	7,692	228	11,812	883	545	12,378	12,923	(3,058)	2003	12/01/15
Bridgepointe Health Campus	Vincennes, IN	6,590	747	7,469	2,047	917	9,346	10,263	(2,190)	2002/2022	12/01/15
Greenleaf Living Center	Elkhart, IN	10,559	492	12,157	1,294	521	13,422	13,943	(3,284)	2000	12/01/15
Forest Glen Health Campus	Springfield, OH	8,753	846	12,754	(3,067)	1,055	9,478	10,533	(3,553)	2007	12/01/15
The Meadows of Kalida Health Campus	Kalida, OH	7,287	298	7,628	642	394	8,174	8,568	(1,990)	2007	12/01/15
The Heritage	Findlay, OH	11,909	1,312	13,475	2,122	1,494	15,415	16,909	(3,543)	1975	12/01/15
Genoa Retirement Village	Genoa, OH	7,721	881	8,113	1,779	1,054	9,719	10,773	(2,410)	1985	12/01/15
Waterford Crossing	Goshen, IN	7,303	344	4,381	1,197	349	5,573	5,922	(1,361)	2004	12/01/15
St. Elizabeth Healthcare	Delphi, IN	8,050	522	5,463	5,818	665	11,138	11,803	(2,625)	1986	12/01/15

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2024
(in thousands)

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(e)
Description(a)		Encumbrances	Land and Improvements	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land and Improvements	Buildings and Improvements	Total(d)	Accumulated Depreciation (f)(g)	Date of Construction	Date Acquired
Cumberland Pointe	West Lafayette, IN	$8,522	$1,645	$13,696	$925	$1,905	$14,361	$16,266	$(3,951)	1980	12/01/15
Franciscan Healthcare Center	Louisville, KY	9,560	808	8,439	4,259	1,019	12,487	13,506	(3,059)	1975	12/01/15
Blair Ridge Health Campus	Peru, IN	7,112	734	11,648	1,459	802	13,039	13,841	(3,563)	2001	12/01/15
Glen Oaks Health Campus	New Castle, IN	4,703	384	8,189	583	419	8,737	9,156	(2,028)	2011	12/01/15
Covered Bridge Health Campus	Seymour, IN	—	386	9,699	1,228	80	11,233	11,313	(2,788)	2002	12/01/15
Stonebridge Health Campus	Bedford, IN	9,197	1,087	7,965	2,610	1,178	10,484	11,662	(2,261)	2004	12/01/15
RiverOaks Health Campus	Princeton, IN	13,698	440	8,953	2,887	771	11,509	12,280	(2,589)	2004	12/01/15
Park Terrace Health Campus	Louisville, KY	—	2,177	7,626	2,984	2,177	10,610	12,787	(2,537)	1977	12/01/15
Cobblestone Crossing	Terre Haute, IN	—	1,462	13,860	6,071	1,644	19,749	21,393	(4,722)	2008	12/01/15
Creasy Springs Health Campus	Lafayette, IN	15,181	2,111	14,337	6,426	2,512	20,362	22,874	(4,866)	2010	12/01/15
Avalon Springs Health Campus	Valparaiso, IN	16,513	1,542	14,107	1,082	1,607	15,124	16,731	(3,527)	2012	12/01/15
Prairie Lakes Health Campus	Noblesville, IN	8,329	2,204	13,227	1,105	2,360	14,176	16,536	(3,378)	2010	12/01/15
RidgeWood Health Campus	Lawrenceburg, IN	13,000	1,240	16,118	579	1,275	16,662	17,937	(3,946)	2009	12/01/15
Westport Place Health Campus	Louisville, KY	15,280	1,245	9,946	1,393	1,262	11,322	12,584	(2,621)	2011	12/01/15
Amber Manor Care Center	Petersburg, IN	5,269	446	6,063	623	515	6,617	7,132	(1,716)	1990	12/01/15
The Meadows of Leipsic Health Campus	Leipsic, OH	—	1,242	6,988	1,113	1,483	7,860	9,343	(2,078)	1986	12/01/15
Springview Manor	Lima, OH	—	260	3,968	663	408	4,483	4,891	(1,149)	1978	12/01/15
Willows at Bellevue	Bellevue, OH	15,463	587	15,575	1,597	790	16,969	17,759	(4,281)	2008	12/01/15
Briar Hill Health Campus	North Baltimore, OH	—	673	2,688	604	756	3,209	3,965	(907)	1977	12/01/15
Cypress Pointe Health Campus	Englewood, OH	—	921	10,291	11,960	1,855	21,317	23,172	(4,010)	2010	12/01/15

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2024
(in thousands)

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(e)
Description(a)		Encumbrances	Land and Improvements	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land and Improvements	Buildings and Improvements	Total(d)	Accumulated Depreciation (f)(g)	Date of Construction	Date Acquired
The Oaks at NorthPointe Woods	Battle Creek, MI	$—	$567	$12,716	$1,378	$668	$13,993	$14,661	$(3,138)	2008	12/01/15
Westlake Health Campus	Commerce, MI	13,495	815	13,502	290	601	14,006	14,607	(3,370)	2011	12/01/15
Springhurst Health Campus	Greenfield, IN	18,774	931	14,114	4,434	2,330	17,149	19,479	(5,013)	2007	12/01/15 and 05/16/17
Glen Ridge Health Campus	Louisville, KY	—	1,208	9,771	2,627	1,442	12,164	13,606	(3,213)	2006	12/01/15
St. Mary Healthcare	Lafayette, IN	4,941	348	2,710	472	393	3,137	3,530	(810)	1969	12/01/15
The Oaks at Woodfield	Grand Blanc, MI	14,762	897	12,270	717	1,138	12,746	13,884	(3,185)	2012	12/01/15
Stonegate Health Campus	Lapeer, MI	10,889	538	13,159	520	809	13,408	14,217	(3,326)	2012	12/01/15
Senior Living at Forest Ridge	New Castle, IN	—	204	5,470	563	325	5,912	6,237	(1,438)	2005	12/01/15
River Terrace Health Campus	Madison, IN	—	—	13,378	4,718	76	18,020	18,096	(4,558)	2016	03/28/16
St. Charles Health Campus	Jasper, IN	10,803	467	14,532	2,480	595	16,884	17,479	(4,276)	2000	06/24/16 and 06/30/16
Bethany Pointe Health Campus	Anderson, IN	18,520	2,337	26,524	3,008	2,550	29,319	31,869	(7,455)	1999	06/30/16
River Pointe Health Campus	Evansville, IN	13,298	1,118	14,736	2,156	1,358	16,652	18,010	(4,363)	1999	06/30/16
Waterford Place Health Campus	Kokomo, IN	14,078	1,219	18,557	10,429	1,943	28,262	30,205	(5,502)	2000/2022	06/30/16
Autumn Woods Health Campus	New Albany, IN	18,515	1,016	13,414	2,009	1,177	15,262	16,439	(4,209)	2000	06/30/16
Oakwood Health Campus	Tell City, IN	8,642	783	11,880	1,916	881	13,698	14,579	(3,657)	2000	06/30/16
Cedar Ridge Health Campus	Cynthiana, KY	—	102	8,435	3,791	205	12,123	12,328	(3,753)	2005	06/30/16
Aspen Place Health Campus	Greensburg, IN	9,004	980	10,970	975	1,212	11,713	12,925	(3,061)	2012	08/16/16
The Willows at East Lansing	East Lansing, MI	15,559	1,449	15,161	1,816	1,524	16,902	18,426	(4,505)	2014	08/16/16
The Willows at Howell	Howell, MI	—	1,051	12,099	6,794	1,168	18,776	19,944	(3,981)	2015	08/16/16
The Willows at Okemos	Okemos, MI	7,131	1,171	12,326	1,049	1,229	13,317	14,546	(3,572)	2014	08/16/16

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2024
(in thousands)

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(e)
Description(a)		Encumbrances	Land and Improvements	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land and Improvements	Buildings and Improvements	Total(d)	Accumulated Depreciation (f)(g)	Date of Construction	Date Acquired
Shelby Crossing Health Campus	Macomb, MI	$16,351	$2,533	$18,440	$2,420	$2,622	$20,771	$23,393	$(5,892)	2013	08/16/16
Village Green Healthcare Center	Greenville, OH	6,627	355	9,696	(1,264)	448	8,339	8,787	(2,694)	2014	08/16/16
The Oaks at Bethesda	Zanesville, OH	4,329	714	10,791	980	812	11,673	12,485	(3,029)	2013	08/16/16
White Oak Health Campus	Monticello, IN	19,929	1,005	13,207	444	1,006	13,650	14,656	(2,651)	2010	09/23/16 and 07/30/20
Woodmont Health Campus	Boonville, IN	7,433	790	9,633	1,322	1,010	10,735	11,745	(2,906)	2000	02/01/17
Silver Oaks Health Campus	Columbus, IN	—	1,776	21,420	1,586	8	24,774	24,782	(6,253)	2001	02/01/17
Thornton Terrace Health Campus	Hanover, IN	5,268	764	9,209	2,146	873	11,246	12,119	(2,763)	2003	02/01/17
The Willows at Hamburg	Lexington, KY	10,968	1,740	13,422	1,898	1,810	15,250	17,060	(3,457)	2012	02/01/17
The Willows at Willard	Willard, OH	—	610	12,256	10,019	223	22,662	22,885	(5,019)	2012	02/01/17
Westlake Health Campus — Commerce Villa	Commerce, MI	—	261	6,610	1,270	553	7,588	8,141	(1,708)	2017	11/17/17
Orchard Grove Health Campus	Romeo, MI	14,815	2,065	11,510	18,261	3,568	28,268	31,836	(4,783)	2016	07/20/18 and 11/30/17
The Lakes at Monclova	Monclova, OH	18,651	2,869	12,855	10,409	3,186	22,947	26,133	(4,611)	2013	12/01/17
The Meadows of Ottawa	Ottawa, OH	—	695	7,752	1,353	728	9,072	9,800	(2,045)	2014	12/15/17
Valley View Healthcare Center	Fremont, OH	10,015	930	7,635	1,764	1,107	9,222	10,329	(1,612)	2017	07/20/18
Novi Lakes Health Campus	Novi, MI	11,908	1,654	7,494	2,832	1,702	10,278	11,980	(2,820)	2016	07/20/18
The Willows at Fritz Farm	Lexington, KY	8,730	1,538	8,637	471	1,563	9,083	10,646	(1,565)	2017	07/20/18
Paddock Springs	Warsaw, IN	—	488	—	10,709	671	10,526	11,197	(1,738)	2019	02/14/19
Harrison Springs Health Campus	Corydon, IN	—	2,017	11,487	5,941	2,305	17,140	19,445	(2,315)	2016/2022	09/05/19

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2024
(in thousands)

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(e)
Description(a)		Encumbrances	Land and Improvements	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land and Improvements	Buildings and Improvements	Total(d)	Accumulated Depreciation (f)(g)	Date of Construction	Date Acquired
The Cloister at Silvercrest	New Albany, IN	$—	$139	$634	$6	$139	$640	$779	$(86)	1940	10/01/19
Trilogy Healthcare of Ferdinand II, LLC	Ferdinand, IN	—	—	—	14,677	—	14,677	14,677	(1,925)	2019	11/19/19
Oaks at Byron Center	Byron Center, MI	—	2,000	—	15,948	2,193	15,755	17,948	(1,958)	2020	07/08/20
Forest Springs Health Campus	Louisville, KY	—	964	16,691	446	1,022	17,079	18,101	(2,160)	2015	07/30/20
Trilogy Real Estate Gahanna, LLC	Gahanna, OH	—	1,146	—	16,753	1,218	16,681	17,899	(1,793)	2020	11/13/20
Gateway Springs Health Campus	Hamilton, OH	—	1,277	10,923	1,769	1,453	12,516	13,969	(1,364)	2020	12/28/20
Orchard Pointe Health Campus	Kendallville, IN	10,079	1,806	9,243	61	1,808	9,302	11,110	(1,354)	2016	01/19/21
The Meadows of Delphos	Delphos, OH	—	2,345	8,150	110	2,382	8,223	10,605	(1,543)	2018	01/19/21
The Springs of Lima	Lima, OH	—	2,397	9,638	53	2,403	9,685	12,088	(1,637)	2018	01/19/21
Wooded Glen	Springfield, OH	—	2,803	11,928	70	2,827	11,974	14,801	(1,933)	2018	01/19/21
The Lakes of Sylvania	Sylvania, OH	—	3,208	15,059	1,563	3,265	16,565	19,830	(2,520)	2017	01/19/21
The Glen	Union Township, OH	—	2,789	12,343	61	2,789	12,404	15,193	(1,924)	2018	01/19/21
The Oaks of Belmont	Grand Rapids, MI	—	767	17,043	239	1,101	16,948	18,049	(1,839)	2021	03/13/21
Harrison Trial Health Campus	Harrison, OH	—	1,750	17,114	125	2,048	16,941	18,989	(1,747)	2021	04/28/21
Cedar Creek Health Campus	Lowell, IN	—	2,326	12,650	841	2,864	12,953	15,817	(1,198)	2014	07/07/21
The Willows at Springhurst	Louisville, KY	20,799	1,876	12,595	147	1,952	12,666	14,618	(1,122)	1979	01/01/22
	Louisville, KY	—	1,184	6,483	225	1,184	6,708	7,892	(599)	1979	01/01/22
The Willows at Harrodsburg	Harrodsburg, KY	—	918	10,181	2,873	1,594	12,378	13,972	(930)	2018	05/20/22
North River Health Campus	Evansville, IN	—	2,614	15,031	164	2,644	15,165	17,809	(1,431)	2017	05/20/22
The Springs at Stony Brook	Louisville, KY	—	2,265	14,077	347	2,265	14,424	16,689	(1,195)	2018	05/20/22

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2024
(in thousands)

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(e)
Description(a)		Encumbrances	Land and Improvements	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land and Improvements	Buildings and Improvements	Total(d)	Accumulated Depreciation (f)(g)	Date of Construction	Date Acquired
Pickerington Health Campus	Pickerington, OH	$—	$860	$15,575	$30	$880	$15,585	$16,465	$(2,129)	2019	05/20/22
Mt. Washington Development Project	Mt. Washington, KY	—	2,054	10,225	52	2,062	10,269	12,331	(946)	2020	05/20/22
Silvercrest Health Center	New Albany, IN	20,056	1,920	24,965	615	1,938	25,562	27,500	(1,758)	2013	08/01/22
The Springs of Mooresville	Mooresville, IN	13,715	1,460	12,617	299	1,476	12,900	14,376	(878)	2016	08/01/22
Hearthstone Health Campus	Bloomington, IN	18,817	2,140	16,928	782	2,192	17,658	19,850	(1,293)	2014	08/01/22
The Legacy at English Station	Louisville, KY	—	912	10,139	67	914	10,204	11,118	(536)	2016	02/15/23
The Villages at Oak Ridge	Washington, IN	—	1,483	11,551	3,380	1,558	14,856	16,414	(579)	2015	07/13/23
Smith's Mill Health Campus	New Albany, OH	—	1,323	15,271	73	1,323	15,344	16,667	(768)	2019	07/13/23
Oakwood Health Center Villas	Tell City, IN	—	535	1,555	261	541	1,810	2,351	(120)	2013	07/13/23
The Willows at Tiffin	Tiffin, OH	—	318	12,848	22	318	12,870	13,188	(255)	2019	04/17/24
The Springs at Oldham Reserve	La Grange, KY	—	987	17,817	36	987	17,853	18,840	(332)	2023	04/22/24
Vienna Springs Health Campus	Miami Township, OH	—	1,016	16,934	17	1,016	16,951	17,967	(326)	2021	04/17/24
Trilogy Real Estate Bowling Green	Bowling Green, OH	18,885	925	15,870	2,464	925	18,334	19,259	(405)	2024	02/01/24
Leased properties(c)			1,130	84,944	167,256	2,043	251,287	253,330	(140,455)
ISHC Total		$701,797	$126,173	$1,287,513	$431,347	$141,328	$1,703,705	$1,845,033	$(421,765)

Senior Housing Operation Properties (SHOP)
Delta Valley ALF Portfolio	Springdale, AR	$—	$891	$6,538	$(516)	$891	$6,022	$6,913	$(1,680)	1998/2005	01/08/15
	Batesville, MS	—	331	5,103	(267)	331	4,836	5,167	(1,423)	1999/2005	09/11/14
	Cleveland, MS	—	348	6,369	(903)	348	5,466	5,814	(1,607)	2004	09/11/14
North Carolina ALF Portfolio	Clemmons, NC	—	596	13,237	(166)	596	13,071	13,667	(3,724)	2014	06/29/15
	Garner, NC	—	1,723	11,517	333	1,723	11,850	13,573	(2,432)	2014	03/27/19
	Huntersville, NC	—	2,033	11,494	222	2,033	11,716	13,749	(2,985)	2015	01/18/17
	Matthews, NC	—	949	12,537	220	949	12,757	13,706	(2,702)	2017	08/30/18

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2024
(in thousands)

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(e)
Description(a)		Encumbrances	Land and Improvements	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land and Improvements	Buildings and Improvements	Total(d)	Accumulated Depreciation (f)(g)	Date of Construction	Date Acquired
	Mooresville, NC	$—	$835	$15,894	$(189)	$835	$15,705	$16,540	$(4,433)	2012	01/28/15
	Raleigh, NC	—	1,069	21,235	(305)	1,069	20,930	21,999	(5,652)	2013	01/28/15
	Wake Forest, NC	—	772	13,596	(284)	772	13,312	14,084	(3,571)	2014	06/29/15
Mountain Crest Senior Housing Portfolio	Elkhart, IN	—	793	6,009	699	793	6,708	7,501	(2,169)	1997	05/14/15
	Elkhart, IN	—	782	6,760	946	782	7,706	8,488	(2,577)	2000	05/14/15
	Hobart, IN	—	604	11,529	(751)	—	11,382	11,382	(3,544)	2008	05/14/15
	LaPorte, IN	—	392	14,894	(5,906)	—	9,380	9,380	(4,522)	2008	05/14/15
	Mishawaka, IN	—	3,670	14,416	3,597	3,670	18,013	21,683	(4,891)	1978	07/14/15
	Niles, MI	—	404	5,050	881	404	5,931	6,335	(1,989)	2000	06/11/15 and 11/20/15
Nebraska Senior Housing Portfolio	Bennington, NE	—	981	20,427	1,985	981	22,412	23,393	(6,064)	2009	05/29/15
	Omaha, NE	—	1,274	38,619	2,450	1,274	41,069	42,343	(10,734)	2000	05/29/15
Pennsylvania Senior Housing Portfolio	Bethlehem, PA	—	1,542	22,249	1,800	1,542	24,049	25,591	(6,992)	2005	06/30/15
	Boyertown, PA	22,932	480	25,544	1,056	480	26,600	27,080	(7,255)	2000	06/30/15
	York, PA	12,432	972	29,860	1,852	972	31,712	32,684	(8,279)	1986	06/30/15
Richmond VA ALF	North Chesterfield, VA	—	2,146	56,671	1,663	2,146	58,334	60,480	(14,637)	2009	09/11/15
Pennsylvania Senior Housing Portfolio II	Palmyra, PA	19,114	835	24,424	1,303	835	25,727	26,562	(7,197)	2007	02/01/16
Lafayette Assisted Living Portfolio	Lafayette, LA	—	1,206	9,076	756	1,206	9,832	11,038	(874)	1996	10/01/21
	Lafayette, LA	—	1,039	4,684	267	1,039	4,951	5,990	(476)	2014	10/01/21
Northern California Senior Housing Portfolio	Belmont, CA	—	10,491	9,650	(5,716)	10,491	3,934	14,425	(966)	1958/2000	10/01/21
Central Wisconsin Senior Care Portfolio	Sun Prairie, WI	—	543	2,587	677	543	3,264	3,807	(365)	1960/2006	10/01/21
	Waunakee, WI	—	2,171	10,198	1,296	2,171	11,494	13,665	(1,210)	1974/2005	10/01/21
Pinnacle Beaumont ALF	Beaumont, TX	—	1,775	17,541	(13,935)	—	5,381	5,381	(1,541)	2012	10/01/21
Pinnacle Warrenton ALF	Warrenton, MO	—	514	7,059	(2,215)	—	5,358	5,358	(690)	1986	10/01/21
Michigan ALF Portfolio	Grand Rapids, MI	—	1,196	8,955	290	1,196	9,245	10,441	(898)	1953/2016	10/01/21

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2024
(in thousands)

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(e)
Description(a)		Encumbrances	Land and Improvements	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land and Improvements	Buildings and Improvements	Total(d)	Accumulated Depreciation (f)(g)	Date of Construction	Date Acquired
	Grand Rapids, MI	$9,398	$1,291	$11,308	$215	$1,291	$11,523	$12,814	$(1,126)	1989	10/01/21
	Holland, MI	—	716	6,534	13	716	6,547	7,263	(748)	2007/2017	10/01/21
	Howell, MI	—	836	4,202	266	836	4,468	5,304	(429)	2003	10/01/21
	Lansing, MI	—	1,300	11,629	(8,566)	1,300	3,063	4,363	(1,113)	1988/2015	10/01/21
	Wyoming, MI	—	1,343	13,347	248	1,343	13,595	14,938	(1,277)	1964/2016	10/01/21
Catalina West Haven ALF	West Haven, UT	—	1,936	10,415	390	1,936	10,805	12,741	(1,033)	2012	10/01/21
Louisiana Senior Housing Portfolio	Gonzales, LA	—	1,123	5,668	241	1,123	5,909	7,032	(599)	1996	10/01/21
	Monroe, LA	—	834	4,037	489	834	4,526	5,360	(430)	1994	10/01/21
	New Iberia, LA	—	952	5,257	100	952	5,357	6,309	(522)	1996	10/01/21
	Shreveport, LA	—	1,177	6,810	175	1,177	6,985	8,162	(642)	1996	10/01/21
	Slidell, LA	—	801	4,348	301	801	4,649	5,450	(480)	1996	10/01/21
Catalina Madera ALF	Madera, CA	—	1,312	15,299	550	1,312	15,849	17,161	(1,498)	2005	10/01/21
AHR Texas ALF Portfolio	Cedar Park, TX	—	1,347	5,250	201	1,347	5,451	6,798	(408)	1998	12/05/22
	Corpus Christi, TX	—	1,229	12,663	275	1,229	12,938	14,167	(911)	1997	12/05/22
	League City, TX	—	1,435	15,475	761	1,435	16,236	17,671	(1,011)	1999	12/05/22
	Round Rock, TX	—	2,124	14,895	153	2,124	15,048	17,172	(950)	1997	12/05/22
	Sugarland, TX	—	2,674	12,751	504	2,674	13,255	15,929	(887)	1999	12/05/22
	Temple, TX	—	1,819	11,090	350	1,819	11,440	13,259	(791)	1998	12/05/22
	Tyler, TX	—	1,131	10,510	206	1,131	10,716	11,847	(764)	1998	12/05/22
AHR Albany OR, LLC	Albany, OR	9,700	478	4,185	160	478	4,345	4,823	(118)	2002	02/01/24
AHR Baker City OR, LLC	Baker City, OR	4,381	957	3,717	689	957	4,406	5,363	(130)	1999	02/01/24
AHR Eugene OR, LLC	Eugene, OR	11,789	1,614	6,857	359	1,614	7,216	8,830	(237)	2000	02/01/24
AHR Grants Pass OR, LLC	Grants Pass, OR	7,014	888	5,319	423	888	5,742	6,630	(170)	1996	02/01/24
AHR Hood River OR, LLC	Hood River, OR	8,730	1,804	5,531	189	1,804	5,720	7,524	(190)	2001	02/01/24
AHR Junction City OR, LLC	Junction City, OR	4,226	598	2,740	468	598	3,208	3,806	(94)	1981	02/01/24
AHR La Grande OR, LLC	La Grande, OR	6,783	757	5,042	355	757	5,397	6,154	(196)	2000	02/01/24

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2024
(in thousands)

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(e)
Description(a)		Encumbrances	Land and Improvements	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land and Improvements	Buildings and Improvements	Total(d)	Accumulated Depreciation (f)(g)	Date of Construction	Date Acquired
AHR McMinnville (AL) OR, LLC	Mcminnville, OR	$6,785	$1,844	$6,642	$102	$1,844	$6,744	$8,588	$(222)	2001	02/01/24
AHR McMinnville (IL) OR, LLC	Mcminnville, OR	3,208	710	2,717	6	710	2,723	3,433	(86)	2001	02/01/24
AHR Rogue River OR, LLC	Rogue River, OR	4,079	709	2,650	217	709	2,867	3,576	(100)	2000	02/01/24
AHR Roseburg MC OR, LLC	Roseburg, OR	13,004	508	6,934	11	508	6,945	7,453	(205)	1999	02/01/24
AHR Roseburg SH OR, LLC	Roseburg, OR	10,446	448	6,385	51	448	6,436	6,884	(185)	1999	02/01/24
AHR Seaside OR, LLC	Seaside, OR	564	2,292	2,810	83	2,292	2,893	5,185	(122)	1990	02/01/24
AHR Woodburn OR, LLC	Woodburn, OR	3,752	603	2,820	51	603	2,871	3,474	(78)	1995	02/01/24
AHR Battle Ground WA, LLC	Battle Ground, WA	8,782	1,177	4,331	2	1,177	4,333	5,510	(50)	2002	09/03/24
AHR Port Orchard MC WA, LLC	Port Orchard, WA	6,029	732	4,729	—	732	4,729	5,461	(47)	1999	09/03/24
AHR Wenatchee AL OR, LLC	Wenatchee, WA	7,537	841	5,442	22	841	5,464	6,305	(54)	2005	09/03/24
AHR Wenatchee MC OR, LLC	Wenatchee, WA	6,846	1,137	7,442	1	1,137	7,443	8,580	(74)	2002	09/03/24
AHR College Place MC WA, LLC	College Place, WA	6,984	910	6,236	—	910	6,236	7,146	(55)	1999	09/03/24
AHR Regal Pointe of East Cobb, LLC	Marietta, GA	—	1,956	4,545	115	1,956	4,660	6,616	(37)	1997	10/01/24
SHOP Total		$194,515	$89,700	$742,284	$(8,684)	$86,415	$736,885	$823,300	$(136,148)

Outpatient Medical (OM)
Wichita KS OM	Wichita, KS	$—	$943	$6,288	$835	$943	$7,123	$8,066	$(2,575)	1980/1996	09/04/14
Lee’s Summit MO OM	Lee’s Summit, MO	—	1,045	5,068	1,683	1,045	6,751	7,796	(2,425)	2006	09/18/14
Carolina Commons OM	Indian Land, SC	—	1,028	9,430	4,899	1,028	14,329	15,357	(5,239)	2009	10/15/14
Mount Olympia OM Portfolio	Mount Dora, FL	—	393	5,633	(876)	393	4,757	5,150	(1,750)	2009	12/04/14
East Texas OM Portfolio	Longview, TX	—	—	19,942	9,673	—	29,615	29,615	(7,300)	2008	12/12/14
	Longview, TX	—	759	1,696	140	759	1,836	2,595	(982)	1998	12/12/14

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2024
(in thousands)

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(e)
Description(a)		Encumbrances	Land and Improvements	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land and Improvements	Buildings and Improvements	Total(d)	Accumulated Depreciation (f)(g)	Date of Construction	Date Acquired
	Longview, TX	$—	$—	$8,027	$175	$—	$8,202	$8,202	$(2,745)	2004	12/12/14
	Longview, TX	—	—	696	146	—	842	842	(369)	1956	12/12/14
	Longview, TX	—	—	27,601	5,992	—	33,593	33,593	(11,424)	1985/1993/ 2004	12/12/14
	Marshall, TX	—	368	1,711	110	368	1,821	2,189	(930)	1970	12/12/14
Premier OM	Novi, MI	—	644	10,420	1,884	644	12,304	12,948	(4,196)	2006	12/19/14
Independence OM Portfolio	Southgate, KY	—	411	11,005	2,548	411	13,553	13,964	(4,566)	1988	01/13/15
	Somerville, MA	—	1,509	46,775	6,518	1,509	53,293	54,802	(14,550)	1985	01/13/15
	Verona, NJ	—	1,683	9,405	2,450	1,683	11,855	13,538	(3,532)	1970	01/13/15
	Bronx, NY	—	—	19,593	3,611	—	23,204	23,204	(6,953)	1987/1988	01/26/15
King of Prussia PA OM	King of Prussia, PA	—	3,427	13,849	(211)	3,427	13,638	17,065	(6,875)	1946/2000	01/21/15
Orange Star Medical Portfolio	Durango, CO	—	623	14,166	483	623	14,649	15,272	(4,086)	2004	02/26/15
	Durango, CO	—	788	10,467	1,674	788	12,141	12,929	(3,531)	2004	02/26/15
	Friendswood, TX	—	500	7,664	1,285	500	8,949	9,449	(2,666)	2008	02/26/15
	Keller, TX	—	1,604	7,912	1,297	1,604	9,209	10,813	(2,763)	2011	02/26/15
	Wharton, TX	—	259	10,590	384	259	10,974	11,233	(3,482)	1987	02/26/15
Kingwood OM Portfolio	Kingwood, TX	—	820	8,589	696	820	9,285	10,105	(2,740)	2005	03/11/15
	Kingwood, TX	—	781	3,943	64	781	4,007	4,788	(1,249)	2008	03/11/15
Mt Juliet TN OM	Mount Juliet, TN	—	1,188	10,720	1,009	1,188	11,729	12,917	(3,212)	2012	03/17/15
Paoli PA Medical Plaza	Paoli, PA	—	2,313	12,447	8,998	2,313	21,445	23,758	(7,205)	1951	04/10/15
	Paoli, PA	—	1,668	7,357	3,277	1,668	10,634	12,302	(3,325)	1975	04/10/15
Glen Burnie MD OM	Glen Burnie, MD	—	2,692	14,095	6,067	2,692	20,162	22,854	(6,483)	1981	05/06/15
Marietta GA OM	Marietta, GA	—	1,347	10,947	709	1,347	11,656	13,003	(3,366)	2002	05/07/15
Southern Illinois OM Portfolio	Waterloo, IL	—	94	1,977	—	94	1,977	2,071	(666)	2015	07/01/15
	Waterloo, IL	—	738	6,332	(2,130)	738	4,202	4,940	(2,198)	1995	07/01/15, 12/19/17 and 04/17/18
	Waterloo, IL	—	200	2,648	(543)	200	2,105	2,305	(794)	2011	07/01/15
Napa Medical Center	Napa, CA	—	1,176	13,328	2,348	1,176	15,676	16,852	(5,283)	1980	07/02/15

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2024
(in thousands)

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(e)
Description(a)		Encumbrances	Land and Improvements	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land and Improvements	Buildings and Improvements	Total(d)	Accumulated Depreciation (f)(g)	Date of Construction	Date Acquired
Chesterfield Corporate Plaza	Chesterfield, MO	$—	$8,030	$24,533	$4,414	$8,030	$28,947	$36,977	$(9,945)	1989	08/14/15
Stockbridge GA OM II	Stockbridge, GA	—	499	8,353	1,989	485	10,356	10,841	(2,793)	2006	12/03/15
Lakeview IN Medical Plaza	Indianapolis, IN	—	2,375	15,911	10,344	2,375	26,255	28,630	(8,427)	1987	01/21/16
Snellville GA OM	Snellville, GA	—	332	7,781	2,325	318	10,120	10,438	(2,930)	2005	02/05/16
Stockbridge GA OM III	Stockbridge, GA	—	606	7,924	1,984	606	9,908	10,514	(2,920)	2007	03/29/16
Joplin MO OM	Joplin, MO	—	1,245	9,860	(113)	1,245	9,747	10,992	(2,656)	2000	05/10/16
Austell GA OM	Austell, GA	—	663	10,547	224	663	10,771	11,434	(2,810)	2008	05/25/16
Voorhees NJ OM	Voorhees, NJ	—	1,727	8,451	2,795	1,727	11,246	12,973	(3,058)	2008	07/08/16
Norwich CT OM Portfolio	Norwich, CT	—	403	1,601	1,251	403	2,852	3,255	(1,263)	2014	12/16/16
	Norwich, CT	—	804	12,094	1,900	804	13,994	14,798	(3,392)	1999	12/16/16
Middletown OH OM II	Middletown, OH	—	—	3,949	(1,584)	—	2,365	2,365	(942)	2007	12/20/17
Charlottesville OM	Charlottesville, VA	—	4,902	19,741	484	4,902	20,225	25,127	(2,269)	2001	10/01/21
Rochester Hills OM	Rochester Hills, MI	1,446	2,218	8,380	1,218	2,218	9,598	11,816	(1,331)	1990	10/01/21
Cullman OM III	Cullman, AL	—	—	19,224	(618)	—	18,606	18,606	(1,571)	2010	10/01/21
Iron OM Portfolio	Cullman, AL	—	—	14,799	1,390	—	16,189	16,189	(2,311)	1994	10/01/21
	Cullman, AL	—	—	12,287	326	—	12,613	12,613	(1,574)	1998	10/01/21
	Sylacauga, AL	—	—	11,273	2,161	—	13,434	13,434	(1,409)	1997	10/01/21
Mint Hill OM	Mint Hill, NC	—	—	24,110	151	—	24,261	24,261	(2,523)	2007	10/01/21
Battle Creek OM	Battle Creek, MI	—	1,156	7,910	69	1,156	7,979	9,135	(1,241)	1996	10/01/21
Reno OM	Reno, NV	—	—	82,515	1,248	—	83,763	83,763	(8,675)	2005	10/01/21
Athens OM Portfolio	Athens, GA	—	860	7,989	1,284	860	9,273	10,133	(981)	2006	10/01/21
	Athens, GA	—	1,106	11,531	(423)	1,106	11,108	12,214	(1,046)	2006	10/01/21
Lawrenceville OM	Lawrenceville, GA	—	1,663	12,019	250	1,663	12,269	13,932	(1,355)	2005	10/01/21
Roseburg OM	Roseburg, OR	—	—	28,140	129	—	28,269	28,269	(3,141)	2003	10/01/21
Fairfield County OM	Trumbull, CT	—	2,797	10,400	667	2,797	11,067	13,864	(1,593)	1987	10/01/21
Sauk Prairie OM	Prairie du Sac, WI	—	2,044	19,669	1,843	2,044	21,512	23,556	(2,509)	2014	10/01/21
Surprise OM	Surprise, AZ	—	1,827	10,968	472	1,827	11,440	13,267	(1,284)	2012	10/01/21
Southfield OM	Southfield, MI	5,273	1,634	16,550	1,521	1,634	18,071	19,705	(2,499)	1975/2014	10/01/21
Grand Junction OM	Grand Junction, CO	—	2,460	34,188	48	2,460	34,236	36,696	(3,707)	2013	10/01/21
Edmonds OM	Edmonds, WA	—	4,523	22,414	421	4,523	22,835	27,358	(2,610)	1991/2008	10/01/21

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2024
(in thousands)

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(e)
Description(a)		Encumbrances	Land and Improvements	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land and Improvements	Buildings and Improvements	Total(d)	Accumulated Depreciation (f)(g)	Date of Construction	Date Acquired
Glendale OM	Glendale, WI	$—	$665	$6,782	$376	$665	$7,158	$7,823	$(945)	2004	10/01/21
Flemington OM Portfolio	Flemington, NJ	—	1,419	11,110	961	1,419	12,071	13,490	(1,457)	2002	10/01/21
	Flemington, NJ	—	578	3,340	319	578	3,659	4,237	(541)	1993	10/01/21
Lawrenceville OM II	Lawrenceville, GA	—	1,058	9,709	2,399	1,058	12,108	13,166	(1,524)	1990	10/01/21
Mill Creek OM	Mill Creek, WA	—	1,344	7,516	535	1,344	8,051	9,395	(890)	1991	10/01/21
Modesto OM	Modesto, CA	—	—	16,065	614	—	16,679	16,679	(1,893)	1991/2016	10/01/21
Lithonia OM	Lithonia, GA	—	1,676	10,871	1,221	1,676	12,092	13,768	(1,602)	2015	10/01/21
Great Nord OM Portfolio	Tinley Park, IL	—	—	15,423	1,176	—	16,599	16,599	(1,976)	2002	10/01/21
	Chesterton, IN	—	743	9,070	627	743	9,697	10,440	(1,113)	2007	10/01/21
	Crown Point, IN	—	265	5,467	—	265	5,467	5,732	(652)	2005	10/01/21
	Plymouth, MN	—	1,491	12,994	971	1,491	13,965	15,456	(1,497)	2014	10/01/21
Overland Park OM	Overland Park, KS	—	2,803	23,639	678	2,803	24,317	27,120	(2,742)	2017	10/01/21
Bloomington OM	Bloomington, IL	—	2,114	17,363	—	2,114	17,363	19,477	(1,591)	1990	10/01/21
Haverhill OM	Haverhill, MA	—	1,393	15,477	243	1,393	15,720	17,113	(2,106)	1987	10/01/21
Fresno OM	Fresno, CA	—	1,536	8,964	419	1,536	9,383	10,919	(1,245)	2007	10/01/21
Colorado Foothills OM Portfolio	Arvada, CO	—	695	6,369	286	695	6,655	7,350	(995)	1979	10/01/21
	Centennial, CO	—	873	11,233	633	873	11,866	12,739	(1,521)	1979	10/01/21
	Colorado Springs, CO	—	2,225	12,520	1,588	2,225	14,108	16,333	(1,605)	1999	10/01/21
OM Total		$6,719	$93,753	$1,029,344	$116,411	$93,725	$1,145,783	$1,239,508	$(240,120)

Triple-Net Leased Properties
Southlake TX Hospital	Southlake, TX	$88,807	$5,089	$108,517	$—	$5,089	$108,517	$113,606	$(29,335)	2013	12/04/14
Crown Senior Care Portfolio	Peel, Isle of Man	—	1,147	6,845	81	1,147	6,926	8,073	(1,918)	2015	09/15/15
	Aberdeen, UK	—	1,994	5,945	840	1,994	6,785	8,779	(1,466)	1986	11/15/16
	Felixstowe, UK	—	693	5,711	506	693	6,217	6,910	(1,506)	2010/2011	11/15/16
	Felixstowe, UK	—	523	2,503	338	523	2,841	3,364	(774)	2010/2011	11/15/16
	Salisbury, UK	—	1,229	11,802	55	1,229	11,857	13,086	(3,280)	2015	12/08/15
	St. Albans, UK	—	1,156	12,154	672	1,156	12,826	13,982	(3,582)	2015	10/08/15
Washington DC SNF	Washington, DC	—	1,194	34,200	—	1,194	34,200	35,394	(10,086)	1983	10/29/15
Fox Grape SNF Portfolio	Braintree, MA	—	1,844	10,847	31	1,844	10,878	12,722	(2,625)	2015	07/01/16

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2024
(in thousands)

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(e)
Description(a)		Encumbrances	Land and Improvements	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition(b)	Land and Improvements	Buildings and Improvements	Total(d)	Accumulated Depreciation (f)(g)	Date of Construction	Date Acquired
	Brighton, MA	$—	$779	$2,661	$334	$779	$2,995	$3,774	$(792)	1982	07/01/16
	Duxbury, MA	—	2,921	11,244	1,933	2,921	13,177	16,098	(3,604)	1983	07/01/16
	Hingham, MA	—	2,316	17,390	(166)	2,316	17,224	19,540	(4,160)	1990	07/01/16
	Quincy, MA	12,886	3,537	13,697	600	3,537	14,297	17,834	(3,347)	1995	11/01/16
SW Illinois Senior Housing Portfolio	Columbia, IL	—	1,117	9,700	—	1,117	9,700	10,817	(924)	2007	10/01/21
	Columbia, IL	—	147	2,106	—	147	2,106	2,253	(194)	1999	10/01/21
	Millstadt, IL	—	259	3,980	—	259	3,980	4,239	(370)	2004	10/01/21
	Red Bud, IL	—	690	5,175	—	690	5,175	5,865	(479)	2006	10/01/21
	Waterloo, IL	—	934	8,932	—	934	8,932	9,866	(831)	2012	10/01/21
West Des Moines SNF	West Des Moines, IA	—	509	3,813	—	509	3,813	4,322	(375)	2004	10/01/21
Triple-Net Leased Properties Total		$101,693	$28,078	$277,222	$5,224	$28,078	$282,446	$310,524	$(69,648)

Summary
ISHC		$701,797	$126,173	$1,287,513	$431,347	$141,328	$1,703,705	$1,845,033	$(421,765)
SHOP		194,515	89,700	742,284	(8,684)	86,415	736,885	823,300	(136,148)
OM		6,719	93,753	1,029,344	116,411	93,725	1,145,783	1,239,508	(240,120)
Triple-Net Leased Properties		101,693	28,078	277,222	5,224	28,078	282,446	310,524	(69,648)
Construction in progress		—	3,193	2,641	11,415	3,771	12,314	16,085	(884)
Other		—	—	—	—	—	1,164	1,164	(401)
Total		$1,004,724	$340,897	$3,339,004	$555,713	$353,317	$3,882,297	$4,235,614	$(868,966)
___________
(a)We own 100% of our properties as of December 31, 2024, with the exception of our investments in Southlake TX Hospital, Pinnacle Beaumont ALF, Pinnacle Warrenton ALF and Louisiana Senior Housing Portfolio.
(b)The cost capitalized subsequent to acquisition is shown net of dispositions and impairments
(c)Represents furniture, fixtures, equipment, land and improvements associated with properties under operating leases.

AMERICAN HEALTHCARE REIT, INC.
SCHEDULE III — REAL ESTATE AND
ACCUMULATED DEPRECIATION — (Continued)
December 31, 2024
(in thousands)
(d)     The changes in total real estate for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

Amount
Balance — December 31, 2021	$4,038,572
Acquisitions	254,947
Additions	72,802
Dispositions and impairments	(123,841)
Foreign currency translation adjustment	(6,033)
Balance — December 31, 2022	$4,236,447
Acquisitions	$55,658
Additions	97,667
Dispositions and impairments	(214,906)
Foreign currency translation adjustment	2,729
Balance — December 31, 2023	$4,177,595
Acquisitions	$172,811
Additions	90,312
Dispositions and impairments	(204,269)
Foreign currency translation adjustment	(835)
Balance — December 31, 2024	$4,235,614
(e)     As of December 31, 2024, the unaudited aggregate cost of our properties was $4,237,345 for U.S. federal income tax purposes.
(f)     The changes in accumulated depreciation for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

Amount
Balance — December 31, 2021	$523,886
Additions	141,257
Dispositions and impairments	(9,355)
Foreign currency translation adjustment	(950)
Balance — December 31, 2022	$654,838
Additions	$147,587
Dispositions and impairments	(50,790)
Foreign currency translation adjustment	522
Balance — December 31, 2023	$752,157
Additions	$151,351
Dispositions and impairments	(34,341)
Foreign currency translation adjustment	(201)
Balance — December 31, 2024	$868,966
(g)     The cost of buildings and capital improvements is depreciated on a straight-line basis over the estimated useful lives of the buildings and capital improvements, up to 39 years, and the cost of tenant improvements is depreciated over the shorter of the lease term or useful life, up to 34 years. The cost of furniture, fixtures and equipment is depreciated over the estimated useful life, up to 28 years.

AMERICAN HEALTHCARE REIT, INC.
EXHIBITS LIST
December 31, 2024

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the period ended December 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

2.1
Agreement and Plan of Merger, dated June 23, 2021, by and among Griffin-American Healthcare REIT IV, Inc., Griffin-American Healthcare REIT IV Holdings, LP, Continental Merger Sub, LLC, Griffin-American Healthcare REIT III, Inc. and Griffin-American Healthcare REIT III Holdings, LP (included as Exhibit 2.1 to our Current Report on Form 8-K (File No. 000-55775) filed June 24, 2021 and incorporated herein by reference)

3.1
Fourth Articles of Amendment and Restatement of Griffin-American Healthcare REIT IV, Inc., dated October 1, 2021 (included as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55775) filed October 1, 2021 and incorporated herein by reference)

3.2
Articles of Amendment (Reverse Stock Split) of American Healthcare REIT, Inc., dated November 15 2022 (included as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55775) filed November 16. 2022 and incorporated herein by reference)

3.3
Articles of Amendment (Par Value Decrease) of American Healthcare REIT, Inc., dated November 15 2022 (included as Exhibit 3.2 to our Current Report on Form 8-K (File No. 000-55775) filed November 16. 2022 and incorporated herein by reference)

3.4
Articles Supplementary (Common Stock Reclassification) of American Healthcare REIT, Inc., dated January 26, 2024 (included as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55775) filed January 30, 2024 and incorporated herein by reference)

3.5
Articles Supplementary (Subtitle 8 Opt-Out) of American Healthcare REIT, Inc., dated February 7, 2024 (included as Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-41951) filed February 12. 2024 and incorporated herein by reference)

3.6
Second Amended and Restated Bylaws of American Healthcare REIT, Inc. (included as Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-41951) filed February 24, 2025 and incorporated herein by reference)

4.1
Amended and Restated Distribution Reinvestment Plan of Griffin-American Healthcare REIT IV, Inc. (included as Exhibit 4.6 to our Registration Statement on Form S-3 (File No. 333-229301) filed January 18, 2019 and incorporated herein by reference)

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
December 31, 2024

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

10.10
Registration Rights Agreement, dated October 1, 2021, by and between Griffin-American Healthcare REIT III, Inc. and Griffin-American Healthcare REIT III Holdings, LP (included as Exhibit 10.1 to Griffin-American Healthcare REIT III, Inc’s Current Report on Form 8-K (File No. 000-55434) filed October 1, 2021 and incorporated herein by reference)

10.11†
American Healthcare Opps Holdings, LLC Executive Severance and Change in Control Plan, effective as of November 18, 2021 (included as Exhibit 10.12 to our Annual Report on Form 10-K (File No. 000-55775) filed March 25, 2022 and incorporated herein by reference)

10.12
Eighth Amended and Restated Limited Liability Company Agreement of Trilogy REIT Holdings, LLC dated as of December 31, 2021, entered into by and among Trilogy Real Estate Investment Trust, Trilogy Management Services, LLC and Members, effective as of December 31, 2021 (included as Exhibit 10.13 to our Annual Report on Form 10-K (File No. 000-55775) filed March 25, 2022 and incorporated herein by reference)

10.13
Second Amended and Restated Credit Agreement, dated February 14, 2024, by and among American Healthcare REIT Holdings, LP, American Healthcare REIT, Inc., and certain subsidiaries and Bank of America, N.A., KeyBank, National Association, Citizens Bank, National Association, Bank of the West, Barclays Banks PLC, Credit Agricole Corporate and Investment Bank, Fifth Third Bank, National Association, Morgan Stanley Bank, N.A., Truist Bank, Regions Bank, Royal Bank of Canada, KeyBanc Capital Markets and BofA Securities, Inc. (included as Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-41951) filed February 21, 2024 and incorporated herein by reference)

10.14
Fourth Amendment to the First Amended and Restated Senior Secured Credit Agreement, dated as of March 30, 2023, among Trilogy RER, LLC and certain subsidiaries of Trilogy RER, LLC, Trilogy Investors, LLC, Trilogy Healthcare Holdings, Inc., Trilogy OpCo, LLC and Trilogy Pro Services, LLC, KeyBank National Association and the other lenders which are parties thereto from time to time (included as Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 000-55775) filed May 15, 2023 and incorporated herein by reference)

AMERICAN HEALTHCARE REIT, INC.
EXHIBITS LIST — (Continued)
December 31, 2024

10.15
Fifth Amendment to the First Amended and Restated Senior Secured Credit Agreement, dated as of December 21, 2023, by and among Trilogy RER, LLC and certain subsidiaries of Trilogy RER, LLC, Trilogy Investors, LLC, Trilogy Healthcare Holdings, Inc., Trilogy OpCo, LLC and Trilogy Pro Services, LLC, KeyBank National Association and the other lenders which are parties thereto from time to time (included as Exhibit 10.25 to Pre- Effective Amendment No. 3 to our Registration Statement on Form S-11 (File No. 333-267464) filed January 2, 2024 and incorporated herein by reference)

10.16†
Form of Executive Listing Equity Award Agreement (incorporated by reference to Exhibit 10.26 to the Pre-Effective Amendment No. 4 to American Healthcare REIT, Inc.'s Registration Statement on Form S-11 (No. 333-267464) filed on January 29, 2024)

10.17†
Form of Independent Director Listing Equity Award Agreement (incorporated by reference to Exhibit 10.27 to the Pre-Effective Amendment No. 4 to American Healthcare REIT, Inc.'s Registration Statement on Form S-11 (No. 333-267464) filed on January 29, 2024)

10.18†
American Healthcare REIT, Inc. 2024 Employee Stock Purchase Plan, effective as of November 7, 2024 (included as Appendix B to the Registrant’s Definitive Proxy Statement on Form DEF 14A (File No. 001-41951), filed August 28, 2024 and incorporated herein by reference)

10.19
Sixth Amendment to the First Amended and Restated Senior Secured Credit Agreement, dated as of May 21, 2024, among Trilogy RER, LLC, Trilogy Investors, LLC, Trilogy Healthcare Holdings, Inc., Trilogy OpCo, LLC and Trilogy Pro Services, LLC, KeyBank National Association and the other lenders which are parties thereto from time to time (included as Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 000-41951) filed August 9, 2024 and incorporated herein by reference)

10.20*
First Amendment to Second Amended and Restated Credit Agreement, dated December 9, 2024, by and among American Healthcare REIT Holdings, LP, American Healthcare REIT, Inc., and certain subsidiaries and Bank of America, N.A., KeyBank, National Association, Citizens Bank, National Association, Bank of the West, Barclays Banks PLC, Credit Agricole Corporate and Investment Bank, Fifth Third Bank, National Association, Morgan Stanley Bank, N.A., Truist Bank, Regions Bank, Royal Bank of Canada, KeyBanc Capital Markets and BofA Securities, Inc.

19.1*	American Healthcare REIT, Inc. Amended and Restated Insider Trading Compliance Policy

21.1*	Subsidiaries of American Healthcare REIT, Inc.

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

97.1
American Healthcare REIT, Inc. Policy on Recoupment of Incentive Compensation (included as Exhibit 97.1 to our Annual Report on Form 10-K (File No. 001-41951) filed March 22, 2024 and incorporated herein by reference)

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
_________

AMERICAN HEALTHCARE REIT, INC.
EXHIBITS LIST — (Continued)
December 31, 2024

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

Date: February 28, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ DANNY PROSKY	Chief Executive Officer, President and Director
	Danny Prosky	(Principal Executive Officer)

Date: February 28, 2025

By	/s/ BRIAN S. PEAY	Chief Financial Officer
	Brian S. Peay	(Principal Financial Officer and Principal Accounting Officer)

Date: February 28, 2025

By	/s/ JEFFREY T. HANSON	Non-Executive Chairman of the Board of Directors
Jeffrey T. Hanson

Date: February 28, 2025

By	/s/ MATHIEU B. STREIFF	Director
Mathieu B. Streiff

Date: February 28, 2025

By	/s/ SCOTT A. ESTES	Independent Director
Scott Estes

Date: February 28, 2025

By	/s/ BRIAN J. FLORNES	Independent Director
Brian J. Flornes

Date: February 28, 2025

By	/s/ DIANNE HURLEY	Independent Director
Dianne Hurley

Date: February 28, 2025

By	/s/ MARVIN R. O’QUINN	Independent Director
Marvin R. O’Quinn

Date: February 28, 2025

By	/s/ VALERIE RICHARDSON	Independent Director
Valerie Richardson

Date: February 28, 2025

By	/s/ WILBUR H. SMITH III	Independent Director
Wilbur H. Smith III

Date: February 28, 2025