Form 10-Q
period 2025-06-30
American Healthcare REIT, Inc.
filed 2025-08-08
CIK 1632970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No
As of August 4, 2025, American Healthcare REIT, Inc. had 168,575,204 shares of Common Stock outstanding.

AMERICAN HEALTHCARE REIT, INC.
(A Maryland Corporation)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2025 and December 31, 2024
(In thousands, except share and per share amounts) (Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Real estate investments, net	$3,346,121	$3,366,648
Debt security investment, net	91,849	91,264
Cash and cash equivalents	133,494	76,702
Restricted cash	36,497	46,599
Accounts and other receivables, net	224,072	211,104
Identified intangible assets, net	155,886	161,473
Goodwill	234,942	234,942
Operating lease right-of-use assets, net	147,893	163,987
Other assets, net	135,896	135,338
Total assets	$4,506,650	$4,488,057

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$983,510	$982,071
Lines of credit and term loan, net(1)	549,632	688,534
Accounts payable and accrued liabilities(1)	273,702	258,324
Identified intangible liabilities, net	2,618	3,001
Financing obligations(1)	34,364	34,870
Operating lease liabilities(1)	148,215	165,239
Security deposits, prepaid rent and other liabilities(1)	51,965	51,856
Total liabilities	2,044,006	2,183,895

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests (Note 11)	—	220

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.01 par value per share; 700,000,000 shares authorized; 164,578,233 and 157,446,697 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,638	1,564
Additional paid-in capital	3,957,653	3,720,268
Accumulated deficit	(1,536,301)	(1,458,089)
Accumulated other comprehensive loss	(1,993)	(2,512)
Total stockholders’ equity	2,420,997	2,261,231
Noncontrolling interests (Note 12)	41,647	42,711
Total equity	2,462,644	2,303,942
Total liabilities, redeemable noncontrolling interests and equity	$4,506,650	$4,488,057

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
As of June 30, 2025 and December 31, 2024
(In thousands) (Unaudited)
___________
(1)Such liabilities of American Healthcare REIT, Inc. represented liabilities of American Healthcare REIT Holdings, LP or its consolidated subsidiaries as of June 30, 2025 and December 31, 2024. American Healthcare REIT Holdings, LP is a variable interest entity, or VIE, and a consolidated subsidiary of American Healthcare REIT, Inc. The creditors of American Healthcare REIT Holdings, LP or its consolidated subsidiaries do not have recourse against American Healthcare REIT, Inc., except for the 2024 Credit Facility, as defined in Note 8, Lines of Credit and Term Loan, held by American Healthcare REIT Holdings, LP in the amount of $550,000 and $689,000 as of June 30, 2025 and December 31, 2024, respectively, which was guaranteed by American Healthcare REIT, Inc.
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2025 and 2024
(In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Resident fees and services	$501,285	$458,013	$998,461	$910,131
Real estate revenue	41,218	46,568	84,645	93,983
Total revenues	542,503	504,581	1,083,106	1,004,114
Expenses:
Property operating expenses	426,285	402,564	858,708	806,193
Rental expenses	12,990	13,323	26,633	27,050
General and administrative	14,943	11,746	28,098	23,574
Business acquisition expenses	(79)	15	1,758	2,797
Depreciation and amortization	41,941	45,264	83,055	88,031
Total expenses	496,080	472,912	998,252	947,645
Other income (expense):
Interest expense:
Interest expense, net	(22,632)	(30,596)	(45,577)	(67,034)
(Loss) gain in fair value of derivative financial instruments	(629)	388	(1,379)	6,805
(Loss) gain on dispositions of real estate investments, net	(2,676)	(2)	(3,035)	2,261
Impairment of real estate investments	(12,659)	—	(34,365)	—
Loss from unconsolidated entities	(1,238)	(1,035)	(3,086)	(2,240)
Foreign currency gain (loss)	2,742	82	4,158	(344)
Other income, net	1,480	3,106	3,005	4,969
Total net other expense	(35,612)	(28,057)	(80,279)	(55,583)
Income before income taxes	10,811	3,612	4,575	886
Income tax expense	(732)	(686)	(1,336)	(964)
Net income (loss)	10,079	2,926	3,239	(78)
Net income attributable to noncontrolling interests	(171)	(947)	(135)	(1,835)
Net income (loss) attributable to controlling interest	$9,908	$1,979	$3,104	$(1,913)
Net income (loss) per share of Common Stock, Class T common stock and Class I common stock attributable to controlling interest:
Basic	$0.06	$0.01	$0.02	$(0.02)
Diluted	$0.06	$0.01	$0.02	$(0.02)
Weighted average number of shares of Common Stock, Class T common stock and Class I common stock outstanding:
Basic	160,499,581	130,532,144	158,721,080	117,413,643
Diluted	161,143,556	130,689,889	159,318,503	117,413,643

Net income (loss)	$10,079	$2,926	$3,239	$(78)
Other comprehensive income (loss):
Foreign currency translation adjustments	343	12	519	(31)
Total other comprehensive income (loss)	343	12	519	(31)
Comprehensive income (loss)	10,422	2,938	3,758	(109)
Comprehensive income attributable to noncontrolling interests	(171)	(947)	(135)	(1,835)
Comprehensive income (loss) attributable to controlling interest	$10,251	$1,991	$3,623	$(1,944)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Six Months Ended June 30, 2025 and 2024
(In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended June 30, 2025
	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — March 31, 2025	159,065,005	$1,583	$3,768,030	$(1,504,861)	$(2,336)	$2,262,416	$42,072	$2,304,488
Issuance of common stock in an offering	5,451,577	54	188,580	—	—	188,634	—	188,634
Offering costs — common stock	—	—	(1,843)	—	—	(1,843)	—	(1,843)
Issuance of nonvested restricted common stock	24,336	—	—	—	—	—	—	—
Vested restricted common stock and stock units(1)	37,315	1	(514)	—	—	(513)	—	(513)
Amortization related to equity compensation plans	—	—	3,190	—	—	3,190	—	3,190
Distributions to noncontrolling interests	—	—	—	—	—	—	(606)	(606)
Adjustment to value of redeemable noncontrolling interests	—	—	210	—	—	210	—	210
Distributions declared ($0.25 per share)	—	—	—	(41,348)	—	(41,348)	—	(41,348)
Net income	—	—	—	9,908	—	9,908	181	10,089	(2)
Other comprehensive income	—	—	—	—	343	343	—	343
BALANCE — June 30, 2025	164,578,233	$1,638	$3,957,653	$(1,536,301)	$(1,993)	$2,420,997	$41,647	$2,462,644

	Three Months Ended June 30, 2024
	Stockholders’ Equity
	Common Stock		Class T Common Stock		Class I Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — March 31, 2024	65,372,222	$644	19,552,425	$194	46,673,320	$467	$3,275,252	$(1,313,190)	$(2,468)	$1,960,899	$170,263	$2,131,162
Vested restricted common stock and stock units(1)	—	—	49,051	1	—	—	(72)	—	—	(71)	—	(71)
Amortization of nonvested restricted common stock and stock units	—	—	—	—	—	—	2,765	—	—	2,765	—	2,765
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(975)	(975)
Adjustment to value of redeemable noncontrolling interests	—	—	—	—	—	—	861	—	—	861	276	1,137
Distributions declared ($0.25 per share)	—	—	—	—	—	—	—	(33,074)	—	(33,074)	—	(33,074)
Net income	—	—	—	—	—	—	—	1,979	—	1,979	958	2,937	(2)
Other comprehensive income	—	—	—	—	—	—	—	—	12	12	—	12
BALANCE — June 30, 2024	65,372,222	$644	19,601,476	$195	46,673,320	$467	$3,278,806	$(1,344,285)	$(2,456)	$1,933,371	$170,522	$2,103,893

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Three and Six Months Ended June 30, 2025 and 2024
(In thousands, except share and per share amounts) (Unaudited)

	Six Months Ended June 30, 2025
	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2024	157,446,697	$1,564	$3,720,268	$(1,458,089)	$(2,512)	$2,261,231	$42,711	$2,303,942
Issuance of common stock in an offering	7,028,690	70	236,230	—	—	236,300	—	236,300
Offering costs — common stock	—	—	(2,385)	—	—	(2,385)	—	(2,385)
Issuance of nonvested restricted common stock	24,336	—	—	—	—	—	—	—
Vested restricted common stock and stock units(1)	78,510	4	(2,406)	—	—	(2,402)	—	(2,402)
Amortization related to equity compensation plans	—	—	5,741	—	—	5,741	—	5,741
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,214)	(1,214)
Adjustment to value of redeemable noncontrolling interests	—	—	205	—	—	205	—	205
Distributions declared ($0.50 per share)	—	—	—	(81,316)	—	(81,316)	—	(81,316)
Net income	—	—	—	3,104	—	3,104	150	3,254	(2)
Other comprehensive income	—	—	—	—	519	519	—	519
BALANCE — June 30, 2025	164,578,233	$1,638	$3,957,653	$(1,536,301)	$(1,993)	$2,420,997	$41,647	$2,462,644

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
For the Three and Six Months Ended June 30, 2025 and 2024
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
(2)For the three months ended June 30, 2025 and 2024, amounts exclude $10 and $11, respectively, of net loss attributable to redeemable noncontrolling interests. For the six months ended June 30, 2025 and 2024, amounts exclude $15 and $32, respectively, of net loss attributable to redeemable noncontrolling interests. See Note 11, Redeemable Noncontrolling Interests, for further discussion.
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2025 and 2024
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,239	$(78)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	83,055	88,031
Other amortization	19,213	22,645
Deferred rent	(1,556)	(1,880)
Stock based compensation	5,741	5,203
Loss (gain) on dispositions of real estate investments, net	3,035	(2,261)
Impairment of real estate investments	34,365	—
Loss from unconsolidated entities	3,086	2,240
Foreign currency (gain) loss	(4,172)	332
Loss on extinguishments of debt	1,754	1,280
Change in fair value of derivative financial instruments	1,379	(6,805)
Changes in operating assets and liabilities:
Accounts and other receivables	(13,581)	(20,839)
Other assets	(5,006)	(13,757)
Accounts payable and accrued liabilities	16,735	(1,652)
Operating lease liabilities	(15,523)	(17,092)
Security deposits, prepaid rent and other liabilities	327	(1,919)
Net cash provided by operating activities	132,091	53,448
CASH FLOWS FROM INVESTING ACTIVITIES
Developments and capital expenditures	(48,077)	(38,375)
Acquisitions of real estate investments	(81,886)	(46,428)
Proceeds from dispositions of real estate investments	36,428	14,520
Investments in unconsolidated entities	(360)	—
Issuances of real estate notes receivable	(5,855)	(14,403)
Principal repayments on real estate notes receivable	6,625	19,283
Real estate and other deposits	(1,737)	(131)
Net cash used in investing activities	(94,862)	(65,534)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgage loans payable	30,000	27,204
Payments on mortgage loans payable	(30,708)	(194,560)
Borrowings under the lines of credit and term loan	132,500	434,600
Payments on the lines of credit and term loan	(271,532)	(874,823)
Payments on financing and other obligations	(1,049)	(1,575)
Deferred financing costs	(259)	(7,115)
Debt extinguishment costs	(52)	—
Proceeds from issuance of common stock in offerings	236,300	772,800
Payment of offering costs	(2,313)	(49,469)
Distributions paid	(79,425)	(49,594)
Repurchase of common stock	—	(14)
Payments to taxing authorities in connection with common stock directly withheld from employees	(2,402)	(71)
Purchase of noncontrolling interest	—	(441)
Distributions to noncontrolling interests	(1,214)	(1,971)

AMERICAN HEALTHCARE REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
For the Six Months Ended June 30, 2025 and 2024
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2025	2024
Redemption of noncontrolling interest	$—	$(36,083)
Security deposits	(498)	47
Net cash provided by financing activities	9,348	18,935
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$46,577	$6,849
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	113	(29)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	123,301	90,782
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$169,991	$97,602

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period:
Cash and cash equivalents	$76,702	$43,445
Restricted cash	46,599	47,337
Cash, cash equivalents and restricted cash	$123,301	$90,782

End of period:
Cash and cash equivalents	$133,494	$52,087
Restricted cash	36,497	45,515
Cash, cash equivalents and restricted cash	$169,991	$97,602

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$41,716	$62,875
Income taxes	$836	$734
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued developments and capital expenditures	$20,739	$22,098
Capital expenditures from financing and other obligations	$—	$353
Tenant improvement overage	$82	$3,749
Acquisition of real estate investments with assumed mortgage loans payable, net of debt discount	$—	$91,472
Reclassification of noncontrolling interests from mezzanine equity, net	$—	$15,282
Distributions declared but not paid	$42,266	$34,145
Accrued offering costs	$78	$511
The following represents the net increase (decrease) in certain assets and liabilities in connection with our acquisitions and dispositions of investments:
Accounts and other receivables	$(7)	$343
Other assets, net	$(2,191)	$(3,749)
Accounts payable and accrued liabilities	$(2,393)	$51
Security deposits and other liabilities	$(471)	$(236)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended June 30, 2025 and 2024
The use of the words “we,” “us” or “our” refers to American Healthcare REIT, Inc. and its subsidiaries, including American Healthcare REIT Holdings, LP, except where otherwise noted.
1. Organization and Description of Business
Overview and Background
American Healthcare REIT, Inc., a Maryland corporation, is a self-managed real estate investment trust, or REIT, that acquires, owns and operates a diversified portfolio of clinical healthcare real estate properties, focusing primarily on senior housing, skilled nursing facilities, or SNFs, outpatient medical, or OM, buildings and other healthcare-related facilities. We have built a fully-integrated management platform that operates clinical healthcare properties throughout the United States, and in the United Kingdom and the Isle of Man. We own and operate our integrated senior health campuses, or ISHC, and senior housing operating properties, or SHOP, utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure. We have also originated and acquired secured loans and may acquire other real estate-related investments in the future on an infrequent and opportunistic basis. We generally seek investments that produce current income; however, we have selectively developed, and may continue to selectively develop, healthcare real estate properties. We have elected to be taxed as a REIT for U.S. federal income tax purposes. We believe that we have been organized and operated, and we intend to continue to operate, in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code of 1986, or the Code.
Operating Partnership
We conduct substantially all of our operations through American Healthcare REIT Holdings, LP, or our operating partnership, and we are the sole general partner of our operating partnership. As of June 30, 2025 and December 31, 2024, we owned 98.8% and 98.7%, respectively, of the operating partnership units, or OP units, in our operating partnership, and the remaining 1.2% and 1.3% of the OP units, respectively, were owned by the following limited partners: (i) AHI Group Holdings, LLC, which is owned and controlled by Jeffrey T. Hanson, the non-executive Chairman of our board of directors, or our board, Danny Prosky, our Chief Executive Officer, President and director, and Mathieu B. Streiff, one of our non-executive directors; and (ii) a wholly owned subsidiary of Griffin Capital Company, LLC. See Note 11, Redeemable Noncontrolling Interests, and Note 12, Equity — Noncontrolling Interests in Total Equity, for a further discussion of the ownership in our operating partnership.
Real Estate Investments Portfolio
We currently operate through four reportable business segments: ISHC, OM, SHOP and triple-net leased properties. As of June 30, 2025, we owned and/or operated 309 buildings and ISHC representing approximately 19,228,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $4,513,420,000. In addition, as of June 30, 2025, we also owned a real estate-related debt investment purchased for $60,429,000.
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
We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, wholly-owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries of which we have

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
control will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership and as of June 30, 2025 and December 31, 2024, we owned a 98.8% and 98.7%, respectively, general partnership interest therein, and the remaining 1.2% and 1.3%, respectively, partnership interest was owned by the limited partners.
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

	Three Months Ended June 30,
	2025			2024
	ISHC	SHOP(1)	Total	ISHC	SHOP(1)	Total
Over time	$351,321	$75,314	$426,635	$325,618	$62,654	$388,272
Point in time	72,504	2,146	74,650	68,156	1,585	69,741
Total resident fees and services	$423,825	$77,460	$501,285	$393,774	$64,239	$458,013

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Six Months Ended June 30,
	2025			2024
	ISHC	SHOP(1)	Total	ISHC	SHOP(1)	Total
Over time	$704,448	$147,082	$851,530	$650,135	$120,274	$770,409
Point in time	142,741	4,190	146,931	136,761	2,961	139,722
Total resident fees and services	$847,189	$151,272	$998,461	$786,896	$123,235	$910,131
The following tables disaggregate our resident fees and services revenue by payor class, for the periods presented below (in thousands):

	Three Months Ended June 30,
	2025			2024
	ISHC	SHOP(1)	Total	ISHC	SHOP(1)	Total
Medicare	$168,181	$1,571	$169,752	$124,986	$1,482	$126,468
Private and other payors	159,256	65,714	224,970	179,586	53,797	233,383
Medicaid	96,388	10,175	106,563	89,202	8,960	98,162
Total resident fees and services	$423,825	$77,460	$501,285	$393,774	$64,239	$458,013

	Six Months Ended June 30,
	2025			2024
	ISHC	SHOP(1)	Total	ISHC	SHOP(1)	Total
Medicare	$335,483	$3,243	$338,726	$245,335	$2,726	$248,061
Private and other payors	321,218	127,496	448,714	363,908	104,972	468,880
Medicaid	190,488	20,533	211,021	177,653	15,537	193,190
Total resident fees and services	$847,189	$151,272	$998,461	$786,896	$123,235	$910,131
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
Accounts Receivable, Net — Resident Fees and Services Revenue
The beginning and ending balances of accounts receivable, net — resident fees and services are as follows (in thousands):

	Private and Other Payors	Medicare	Medicaid	Total
Beginning balance — January 1, 2025	$69,198	$57,807	$39,966	$166,971
Ending balance — June 30, 2025	67,869	65,310	44,344	177,523
(Decrease)/increase	$(1,329)	$7,503	$4,378	$10,552

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Deferred Revenue — Resident Fees and Services Revenue
Deferred revenue is included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets. The beginning and ending balances of deferred revenue — resident fees and services, almost all of which relates to private and other payors, are as follows (in thousands):

Total
Beginning balance — January 1, 2025	$24,727
Ending balance — June 30, 2025	25,836
Increase	$1,109
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
The following is a summary of our adjustments to allowances for the periods presented below (in thousands):

	Six Months Ended June 30,
	2025	2024
Beginning balance	$22,582	$17,037
Additional allowances	16,153	13,212
Write-offs	(6,132)	(10,680)
Recoveries collected or adjustments	(4,817)	(1,555)
Ending balance	$27,786	$18,014
Accounts Payable and Accrued Liabilities
As of June 30, 2025 and December 31, 2024, accounts payable and accrued liabilities primarily include reimbursement of payroll-related costs to the managers of our ISHC and SHOP of $57,370,000 and $45,438,000, respectively, insurance reserves of $50,961,000 and $47,578,000, respectively, accrued distributions of $42,266,000 and $40,375,000, respectively, accrued property taxes of $22,926,000 and $23,540,000, respectively, and accrued developments and capital expenditures of $20,739,000 and $22,644,000, respectively.
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
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, or ASU 2025-03. ASU 2025-03 amends the guidance Topic 805 and Topic 810, to improve the determination of the accounting acquirer in business combinations involving VIEs. Under the new guidance, entities are required to apply the general principles in Topic 805 to identify the accounting acquirer when the legal acquiree is a VIE that meets the definition of a business, and the transaction is primarily effected by exchanging equity interests. ASU 2025-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted and should be applied prospectively to any acquisition transaction that occurs after the adoption date. We are currently evaluating this guidance to determine the impact on our consolidated financial statement and disclosures beginning with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2027.
3. Real Estate Investments
Our real estate investments, net consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Building, improvements and construction in process	$3,638,402	$3,619,555
Land and improvements	346,232	353,317
Furniture, fixtures and equipment	272,637	262,742
	4,257,271	4,235,614
Less: accumulated depreciation	(911,150)	(868,966)
Total	$3,346,121	$3,366,648
Depreciation expense for the three months ended June 30, 2025 and 2024 was $37,284,000 and $36,866,000, respectively, and for the six months ended June 30, 2025 and 2024 was $73,861,000 and $74,001,000, respectively.
The following is a summary of our capital expenditures by reportable segment for the periods presented below (in thousands):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
ISHC	$16,316	$31,526
SHOP	4,423	7,358
OM	1,836	4,531
Triple-net leased properties	266	266
Total	$22,841	$43,681
Included in the capital expenditure amounts above are costs for the development and expansion of our ISHC. For the three and six months ended June 30, 2025, we did not place in service any developments or expansions.
Acquisitions of Real Estate Investments
For the six months ended June 30, 2025, we acquired nine land parcels in Indiana for an aggregate contract purchase price of $250,000, plus closing costs, for the future development of ISHC. For the six months ended June 30, 2025, using cash

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
and debt financing, we also acquired one previously leased real estate investment located in Indiana and one SHOP located in Virginia. The following is a summary of such acquisitions (in thousands):

Location	Type	Date Acquired	Contract Purchase Price	Line of Credit
Evansville, IN	ISHC	02/26/25	$16,087	$8,000
Fredericksburg, VA	SHOP	04/14/25	65,000	61,500
Total			$81,087	$69,500
We accounted for such acquisitions of land and real estate investments completed during the six months ended June 30, 2025 as asset acquisitions. The following table summarizes the purchase price of such assets acquired at the time of acquisition based on their relative fair values and adjusted for $6,374,000 operating lease right-of-use assets and $7,445,000 operating lease liabilities (in thousands):

2025 Acquisitions
Building and improvements	$69,587
Land	6,586
In-place leases	5,535
Total assets acquired	$81,708
Dispositions of Real Estate Investments
For the six months ended June 30, 2025, we disposed of one SHOP, two ISHC, and three OM buildings. We recognized a total net loss on such dispositions of $3,037,000. The following is a summary of such dispositions (dollars in thousands):

Location	Number of Buildings/Campuses	Type	Date Disposed	Contract Sales Price
Lansing, MI	1	SHOP	02/11/25	$3,250
Greenville, OH	1	ISHC	03/01/25	6,700
King of Prussia, PA	1	OM	04/08/25	12,902
Chesterfield, MO	1	OM	05/01/25	6,777
Springfield, OH	1	ISHC	05/01/25	9,300
Crown Point, IN	1	OM	05/13/25	4,500
Total	6			$43,429
Impairment of Real Estate Investments
As we continue to evaluate our properties based on their historical operating performance and our expected holding period, for the three and six months ended June 30, 2025, we recognized an aggregate impairment charge of $12,659,000 and $34,365,000, respectively, for five and six OM buildings, respectively. The fair value of each OM building was determined by the sales price of the respective executed purchase and sale agreement with a third-party buyer, which were considered a Level 2 measurement within the fair value hierarchy. For the three and six months ended June 30, 2024, we did not recognize any impairment of real estate investments.
Business Combination
On February 1, 2024, we acquired a portfolio of 14 senior housing properties in Oregon from an unaffiliated third party, which properties are included in our SHOP segment. These properties are part of the underlying collateral pool of real estate assets securing our debt security investment, as defined and described in Note 4, Debt Security Investment. We acquired such properties by assuming the outstanding principal balance of each related mortgage loan payable from one of the borrowers since such borrower was in default. The aggregated principal balance of such assumed mortgage loans payable was $94,461,000 at the time of acquisition. No cash consideration was exchanged as part of the transaction; however, we incurred transaction costs of $2,636,000 related to the acquisition of such properties. See Note 4, Debt Security Investment, for a further discussion. Based on quantitative and qualitative considerations, such business combination was not material to us and therefore, pro forma financial information was not provided.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
We did not complete any real estate acquisitions accounted for as business combinations for the six months ended June 30, 2025. The table below summarizes the acquisition date fair values of the assets acquired and liabilities assumed of our business combination during the six months ended June 30, 2024 (in thousands):

2024 Acquisition
Building and improvements	$64,350
Land	14,210
In-place leases	12,912
Accounts receivable	343
Other assets	9
Total assets acquired	91,824
Mortgage loans payable (including debt discount of $2,989)	(91,472)
Accounts payable and accrued liabilities	(352)
Total liabilities assumed	(91,824)
Net assets acquired	$—
4. Debt Security Investment
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
As of June 30, 2025 and December 31, 2024, the carrying amount of the debt security investment was $91,849,000 and $91,264,000, respectively, net of unamortized closing costs of $116,000 and $165,000, respectively. Accretion on the debt security for the three months ended June 30, 2025 and 2024 was $163,000 and $1,154,000, respectively, and for the six months ended June 30, 2025 and 2024 was $634,000 and $2,279,000, respectively, which is recorded as an increase to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Amortization expense of closing costs for the three months ended June 30, 2025 and 2024 was $12,000 and $80,000, respectively, and for the six months ended June 30, 2025 and 2024 was $49,000 and $156,000, respectively, which is recorded as a decrease to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss). We evaluated credit quality indicators such as the agency ratings and the underlying collateral of such investment in order to determine expected future credit loss. For the three and six months ended June 30, 2025 and 2024, we did not record a credit loss.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
5. Identified Intangible Assets and Liabilities
Identified intangible assets, net and identified intangible liabilities, net consisted of the following as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30, 2025	December 31, 2024
Amortized intangible assets:
In-place leases, net of accumulated amortization of $33,030 and $41,764 as of June 30, 2025 and December 31, 2024, respectively (with a weighted average remaining life of 5.8 years and 5.9 years as of June 30, 2025 and December 31, 2024, respectively)	$26,684	$28,906
Above-market leases, net of accumulated amortization of $8,075 and $8,309 as of June 30, 2025 and December 31, 2024, respectively (with a weighted average remaining life of 6.7 years and 6.9 years as of June 30, 2025 and December 31, 2024, respectively)	11,053	12,700
Unamortized intangible assets:
Certificates of need	97,882	99,600
Trade names	20,267	20,267
Total identified intangible assets, net	$155,886	$161,473

Amortized intangible liabilities:
Below-market leases, net of accumulated amortization of $2,711 and $2,442 as of June 30, 2025 and December 31, 2024, respectively (with a weighted average remaining life of 4.6 years and 5.0 years as of June 30, 2025 and December 31, 2024, respectively)	$2,618	$3,001
Total identified intangible liabilities, net	$2,618	$3,001
Amortization expense on identified intangible assets for the three months ended June 30, 2025 and 2024 was $4,463,000 and $8,428,000, respectively, which included $547,000 and $691,000, respectively, of amortization recorded as a decrease to real estate revenue for above-market leases in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Amortization expense on identified intangible assets for the six months ended June 30, 2025 and 2024 was $8,890,000 and $14,141,000, respectively, which included $1,151,000 and $1,407,000, respectively, of amortization recorded as a decrease to real estate revenue for above-market leases in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
Amortization expense on below-market leases for the three months ended June 30, 2025 and 2024 was $192,000 and $272,000, respectively, and for the six months ended June 30, 2025 and 2024 was $383,000 and $562,000, respectively, which is recorded as an increase to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
The aggregate weighted average remaining life of the identified intangible assets was 6.0 years and 6.2 years as of June 30, 2025 and December 31, 2024, respectively. The aggregate weighted average remaining life of the identified intangible liabilities was 4.6 years and 5.0 years as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, estimated amortization expense on the identified intangible assets and liabilities for the remaining six months ending December 31, 2025 and for each of the next four years ending December 31, and thereafter was as follows (in thousands):

	Amortization Expense
Year	Intangible Assets	Intangible Liabilities
2025	$6,587	$(343)
2026	8,658	(609)
2027	5,535	(594)
2028	4,490	(478)
2029	3,840	(338)
Thereafter	8,627	(256)
Total	$37,737	$(2,618)

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
6. Other Assets
Other assets, net consisted of the following as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30, 2025	December 31, 2024
Deferred rent receivables	$48,759	$47,520
Prepaid expenses, deposits, other assets and deferred tax assets, net	34,830	29,859
Inventory — finished goods	19,428	19,477
Lease commissions, net of accumulated amortization of $8,927 and $8,270 as of June 30, 2025 and December 31, 2024, respectively	16,749	17,680
Investments in unconsolidated entities	11,198	13,924
Deferred financing costs, net of accumulated amortization of $1,359 and $9,224 as of June 30, 2025 and December 31, 2024, respectively	2,479	3,760
Lease inducement, net of accumulated amortization of $3,071 and $2,895 as of June 30, 2025 and December 31, 2024, respectively (with a weighted average remaining life of 5.5 years and 5.9 years as of June 30, 2025 and December 31, 2024, respectively)	1,929	2,105
Derivative financial instruments	524	1,013
Total	$135,896	$135,338
Deferred financing costs included in other assets were related to the Trilogy Credit Facility, as defined in Note 8, Lines of Credit and Term Loan, as well as the senior unsecured revolving credit facility portions of the 2024 Credit Facility, as defined in Note 8, Lines of Credit and Term Loan, and our previous credit facility. In March 2025, in connection with the termination of the Trilogy Credit Facility, we incurred a loss on extinguishment of $533,000 primarily consisting of the write-off of unamortized deferred financing costs associated with the Trilogy Credit Facility. In February 2024, in connection with the replacement of our previous credit facility with the 2024 Credit Facility, we incurred an aggregate loss on extinguishment of $565,000 due to the partial write-off of unamortized deferred financing costs related to the senior unsecured revolving credit facility portion of our previous credit facility. Loss on extinguishment of debt is recorded as an increase to interest expense in our accompanying condensed consolidated statements of operations and comprehensive income (loss). See Note 8, Lines of Credit and Term Loan, for further discussion of our lines of credit. Amortization expense on lease inducement for the three months ended June 30, 2025 and 2024 was $89,000 and $88,000, respectively, and for both the six months ended June 30, 2025 and 2024 was $176,000, which is recorded as a decrease to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
7. Mortgage Loans Payable
Mortgage loans payable, net consisted of the following as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30, 2025	December 31, 2024
Fixed-rate debt (87 and 89 loans as of June 30, 2025 and December 31, 2024, respectively)	$1,004,016	$1,004,724
Less: deferred financing costs, net	(10,153)	(10,007)
Add: premium	78	103
Less: discount	(10,431)	(12,749)
Mortgage loans payable, net	$983,510	$982,071
Based on interest rates in effect as of June 30, 2025 and December 31, 2024, effective interest rates on mortgage loans payable ranged from 2.21% to 5.99% per annum, with a weighted average effective interest rate of 3.73% and 3.67%, respectively. We are required by the terms of certain loan documents to meet certain reporting requirements and covenants, such as net worth ratios, fixed charge coverage ratios and leverage ratios.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The following table reflects the changes in the carrying amount of mortgage loans payable, net for the periods presented below (in thousands):

	Six Months Ended June 30,
	2025	2024
Beginning balance	$982,071	$1,302,396
Additions:
Borrowings under mortgage loans payable	30,000	27,204
Assumption of mortgage loans payable due to acquisition of real estate investments, net	—	91,472
Amortization of deferred financing costs	869	1,566
Amortization of discount/premium on mortgage loans payable, net	2,291	2,776
Deductions:
Scheduled principal payments on mortgage loans payable	(15,454)	(10,115)
Early payoff of mortgage loans payable	—	(184,445)
Payoff of mortgage loans payable due to dispositions of real estate investments	(15,254)	—
Deferred financing costs	(1,013)	(2,257)
Ending balance	$983,510	$1,228,597
Amortization of deferred financing costs and amortization of discount/premium on mortgage loans payable is included in interest expense in our accompanying condensed consolidated statements of operations and comprehensive income (loss). For both the three and six months ended June 30, 2025, we incurred a loss on the early extinguishment of a mortgage loan payable of $1,273,000, which is recorded as an increase to interest expense in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Such loss was related to the payoff of a mortgage loan payable due to the disposition of the underlying real estate investment in May 2025. For the three and six months ended June 30, 2024, we incurred an aggregate loss on the early extinguishment of a mortgage loan payable of $0 and $715,000. Such aggregate loss was primarily related to the payoff of approximately $176,145,000 of mortgage loans payable using the net proceeds from the February 2024 Offering, as defined and described in Note 12, Equity.
As of June 30, 2025, the principal payments due on our mortgage loans payable for the remaining six months ending December 31, 2025 and for each of the next four years ending December 31, and thereafter were as follows (in thousands):

Year	Amount
2025	$17,392
2026	160,094
2027	56,611
2028	139,963
2029	16,963
Thereafter	612,993
Total	$1,004,016

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
As of both June 30, 2025 and December 31, 2024, our aggregate borrowing capacity under the 2024 Credit Facility was $1,150,000,000, excluding the $25,000,000 standby letters of credit described above. As of June 30, 2025 and December 31, 2024, borrowings outstanding under the 2024 Credit Facility totaled $550,000,000 ($549,632,000, net of deferred financing costs related to the senior unsecured term loan facility portion of the 2024 Credit Facility), and $689,000,000 ($688,502,000, net of deferred financing costs related to the senior unsecured term loan facility portion of the 2024 Credit Facility), respectively, and the weighted average interest rate on such borrowings outstanding was 5.64% and 5.67% per annum, respectively.
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of December 31, 2024, our aggregate borrowing capacity under the Trilogy Credit Facility was $400,000,000 and borrowings outstanding totaled $32,000 with a weighted average interest rate of 7.30% per annum. The Trilogy Credit Facility was originally due to mature on June 5, 2025. On March 3, 2025, we repaid all borrowings and terminated the Trilogy Credit Facility, and therefore as of June 30, 2025, we do not have any obligations under the Trilogy Credit Agreement.
9. Derivative Financial Instruments
We use derivative financial instruments to manage interest rate risk associated with variable-rate debt. We recorded such derivative financial instruments in our accompanying condensed consolidated balance sheets as either an asset or a liability, as applicable, measured at fair value. The following table lists the derivative financial instruments held by us as of June 30, 2025 and December 31, 2024, which were included in other assets and other liabilities in our accompanying condensed consolidated balance sheets (dollars in thousands):

						Fair Value
Instrument	Notional Amount	Index	Interest Rate	Effective Date	Maturity Date	June 30, 2025	December 31, 2024
Swap	$275,000	Daily SOFR	3.74%	02/01/23	01/19/26	$524	$1,013
Swap	$275,000	Daily SOFR	4.41%	08/08/23	01/19/26	(502)	(909)
Swap	$350,000	Daily SOFR	3.51%	01/20/26	01/19/27	(819)	—
Swap	$200,000	Daily SOFR	3.52%	01/20/26	01/19/27	(478)	—
						$(1,275)	$104
As of both June 30, 2025 and December 31, 2024, none of our derivative financial instruments were designated as hedges. Derivative financial instruments not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements. For the three months ended June 30, 2025 and 2024, we recorded a net (loss) gain in the fair value of derivative financial instruments of $(629,000) and $388,000, respectively, and for the six months ended June 30, 2025 and 2024, we recorded a net (loss) gain in the fair value of derivative financial instruments of $(1,379,000) and $6,805,000, respectively, as an (increase) decrease to total interest expense in our accompanying condensed consolidated statements of operations and comprehensive income (loss) related to the change in the fair value of our derivative financial instruments.
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
11. Redeemable Noncontrolling Interests
As of June 30, 2025 and December 31, 2024, we, through our direct and indirect subsidiaries, owned a 98.8% and 98.7%, respectively, general partnership interest in our operating partnership, and the remaining 1.2% and 1.3%, respectively, limited partnership interest in our operating partnership was owned by limited partners. Some of the limited partnership units outstanding had redemption features outside of our control and were accounted for as redeemable noncontrolling interests presented outside of permanent equity prior to February 9, 2024. As a result of the closing of the February 2024 Offering, as defined and described in Note 12, Equity, and listing of our Common Stock, as defined and described in Note 12, on the New York Stock Exchange, or NYSE, such redemption features are no longer outside of our control, and we reclassified the carrying amount of such interests as of such date to noncontrolling interests in total equity in our accompanying condensed consolidated balance sheet. See Note 12, Equity, for a further discussion.
As of December 31, 2024, we owned, through our operating partnership, approximately 98.0% of the joint venture with an affiliate of Meridian Senior Living, LLC, or Meridian, that owned Pinnacle Beaumont ALF and Pinnacle Warrenton ALF. The noncontrolling interests held by Meridian had redemption features outside of our control and were accounted for as redeemable noncontrolling interests in our accompanying condensed consolidated balance sheets. Effective June 30, 2025, we acquired Meridian's interest in the joint venture and now own 100% of such joint venture. There is no longer any redeemable noncontrolling interests recorded in our accompanying condensed consolidated balance sheets.
We recorded the carrying amount of redeemable noncontrolling interests at the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions or (ii) the redemption value. The changes in the carrying amount of redeemable noncontrolling interests consisted of the following for the periods presented below (in thousands):

	Six Months Ended June 30,
	2025	2024
Beginning balance	$220	$33,843
Reclassification from equity	—	21
Reclassification to equity	—	(15,303)
Distributions	—	(3)
Redemption of redeemable noncontrolling interests	—	(10,771)
Adjustment to redemption value	(205)	(7,535)
Net loss attributable to redeemable noncontrolling interests	(15)	(32)
Ending balance	$—	$220
12. Equity
Preferred Stock
Pursuant to our charter, we are authorized to issue 200,000,000 shares of our preferred stock, $0.01 par value per share. As of both June 30, 2025 and December 31, 2024, no shares of preferred stock were issued and outstanding.
Common Stock
Pursuant to our charter, as amended, we are authorized to issue 1,000,000,000 shares of our common stock, $0.01 par value per share, whereby 200,000,000 shares are classified as Class T common stock, 100,000,000 shares are classified as Class I common stock and 700,000,000 shares are classified as Common Stock without any designation as to class or series.
Follow-on Public Offerings
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
ATM Direct Share Issuances
On November 18, 2024, we entered into a sales agreement and established an at-the-market equity offering program, or ATM Offering, pursuant to which we offered to sell shares of Common Stock, having an aggregate gross sales price of up to $500,000,000. Shares sold through the ATM Offering were offered and sold in amounts determined by us from time to time, and are sold in negotiated transactions at market prices prevailing at the time of sale in accordance with Rule 415 under the Securities Act of 1933, as amended.
During the three and six months ended June 30, 2025, we issued an aggregate of 5,451,577 shares and 7,028,690 shares, respectively, of Common Stock under the ATM Offering for gross proceeds of $188,634,000 and $236,300,000, respectively, at an average gross price of $34.60 per share and $33.62 per share, respectively. As of June 30, 2025, the remaining amount available under the ATM Offering for future sales of Common Stock was $15,671,000, which excludes unsettled shares pursuant to our forward sales agreement discussed below. In July 2025, we completed all remaining sales pursuant to the ATM Offering and issued an aggregate of 432,367 shares of Common Stock for gross proceeds of $15,671,000, at an average gross price of $36.25 per share, excluding shares issued pursuant to our forward sales agreement discussed below. Therefore, no shares of our Common Stock remain available for future sales under our ATM Offering.
ATM Forward Sales Agreements
The ATM Offering allowed us to enter into forward sales agreements, which gave us the ability to lock in a share price on the sale of Common Stock at or shortly after the time the forward sales agreement became effective, while postponing the receipt of proceeds from the sale of shares until a future date. Forward sales agreements generally have a maturity of one to two years. At any time during the term of a forward sales agreement, we were able to settle a forward sales agreement by delivery of physical shares of Common Stock to the forward purchaser or, at our election, subject to certain exceptions, we were able to settle in cash or by net share settlement. The forward sales price we expected to receive upon settlement of outstanding forward sales agreements was the initial forward price, net of commissions, established on or shortly after the effective date of the relevant forward sales agreement, subject to adjustments for accrued interest, the forward purchasers’ stock borrowing costs, and certain fixed price reductions for expected dividends on our Common Stock during the term of the forward sales agreement.
On June 11, 2025, we entered into a forward sales agreement pursuant to the ATM Offering and began selling shares of our Common Stock having an aggregate gross sales price of up to $166,000,000, which agreement would have matured on June 11, 2026. As of June 30, 2025, 3,554,525 shares of Common Stock, or approximately $127,809,000 in gross proceeds, related to the agreement were unsettled. On July 1, 2025, we settled the entire amount of shares outstanding under our forward sales agreement and issued 3,554,525 shares of Common Stock for net proceeds of $126,002,000, after commissions and fees.
Noncontrolling Interests in Total Equity
Membership Interest in Trilogy REIT Holdings
Prior to September 20, 2024, we were the indirect owner of a 76.0% interest in Trilogy REIT Holdings pursuant to an amended joint venture agreement with an indirect, wholly-owned subsidiary of NorthStar Healthcare Income, Inc., or NHI. NHI indirectly owned a 24.0% membership interest in Trilogy REIT Holdings, and as such, for the three and six months ended June 30, 2024, 24.0% of the net earnings of Trilogy REIT Holdings were allocated to noncontrolling interests.

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
Other Noncontrolling Interests
As of June 30, 2025, we own a 100% interest in a consolidated limited liability company that owned Lakeview IN Medical Plaza. We previously owned an 86.0% interest in such company until February 6, 2024, when we purchased the remaining 14.0% membership interest in such company from an unaffiliated third party for a contract purchase price of $441,000. As such, from January 1, 2024 through February 5, 2024, 14.0% of the net earnings of Lakeview IN Medical Plaza were allocated to noncontrolling interests.
As discussed in Note 1, Organization and Description of Business, as of June 30, 2025 and December 31, 2024, we, through our direct and indirect subsidiaries, owned a 98.8% and 98.7%, respectively, general partnership interest in our operating partnership and the remaining 1.2% and 1.3%, respectively, of the OP units in our operating partnership were owned by limited partners. Some of the limited partnership units outstanding had redemption features outside of our control and were accounted for as redeemable noncontrolling interests presented outside of permanent equity prior to February 9, 2024. As a result of the closing of the February 2024 Offering and the listing of our Common Stock on the NYSE, such redemption features are no longer outside of our control and we reclassified the remaining carrying amount of such redeemable noncontrolling interests as of such date to noncontrolling interests in total equity. See Note 11, Redeemable Noncontrolling Interests, for a further discussion.
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
Restricted common stock
Pursuant to the AHR Incentive Plan, through June 30, 2025, we granted an aggregate of 1,340,897 shares of our restricted common stock, or RSAs, as defined in the AHR Incentive Plan. RSAs were granted to our independent directors in connection with their initial election or re-election to our board or in consideration of their past services rendered, as well as to certain executive officers and key employees. RSAs generally have a vesting period between one to four years and are subject to continuous service through the vesting dates.
Restricted stock units
Pursuant to the AHR Incentive Plan, through June 30, 2025, we granted to our executive officers an aggregate 465,665 of performance-based restricted stock units, or PBUs, representing the right to receive shares of our common stock upon vesting. We also granted to our executive officers and certain employees 590,268 time-based restricted stock units, or TBUs, representing the right to receive shares of our common stock upon vesting. PBUs and TBUs are collectively referred to as RSUs. RSUs granted to executive officers and employees generally have a vesting period of up to three years and are subject to continuous service through the vesting dates and any performance conditions, as applicable.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
A summary of the status of our nonvested RSAs and RSUs as of June 30, 2025 and December 31, 2024, and the changes for the six months ended June 30, 2025 is presented below:

	Number of Nonvested RSAs		Weighted Average Grant Date Fair Value - RSAs	Number of Nonvested RSUs		Weighted Average Grant Date Fair Value - RSUs
Balance — December 31, 2024	1,002,153		$13.53	650,352		$19.36
Granted	24,336		$36.16	327,120		$34.21
Vested	(244,087)	(1)	$13.22	(158,889)	(1)	$24.10
Forfeited/cancelled	—		$—	(3,983)		$37.16
Balance — June 30, 2025	782,402		$14.32	814,600		$26.39
___________
(1)Amount includes 80,379 shares of Common Stock that were withheld to satisfy employee tax minimum withholding requirements associated with the vesting of RSAs and RSUs during the six months ended June 30, 2025.
Stock compensation expense related to awards granted pursuant to the AHR Incentive Plan for the three months ended June 30, 2025 and 2024 was $3,170,000 and $2,765,000, respectively, and for the six months ended June 30, 2025 and 2024 was $5,699,000 and $4,679,000, respectively. Such expense was based on the grant date fair value for time-based awards and for performance-based awards that are probable of vesting. Stock compensation expense is included in general and administrative expenses in our accompanying condensed consolidated statements of operations and comprehensive income (loss).
Employee Stock Purchase Plan
In November 2024, we adopted the 2024 Employee Stock Purchase Plan, or the ESPP, pursuant to which eligible employees may purchase shares of our Common Stock at a purchase price equal to the lesser of 85.0% of the fair market value of a share on the applicable enrollment date for such offering period or on the applicable exercise date. The maximum number of shares of our Common Stock that may be issued pursuant to the ESPP is 1,000,000 shares. As of both June 30, 2025 and December 31, 2024, no shares were purchased or issued under the ESPP.
Manager Equity Plan
In June 2025, we adopted the 2025 Manager Equity Plan, or the Manager Plan, to align the incentives of our external third-party RIDEA managers with the overall success of our business by issuing equity-based incentives to such RIDEA managers. Pursuant to the Manager Plan, we may issue shares of our Common Stock to the RIDEA managers, which they may in turn issue to their directors, officers, employees, advisors or consultants. The maximum number of shares of our Common Stock that may be issued pursuant to the Manager Plan is 1,000,000 shares. The Manager Plan allows for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based awards. As of June 30, 2025, no shares have been issued under the Manager Plan.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
13. Fair Value Measurements
Assets and Liabilities Reported at Fair Value
The table below presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2025, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instrument	$—	$524	$—	$524
Total assets at fair value	$—	$524	$—	$524
Liabilities:
Derivative financial instruments	$—	$(1,799)	$—	$(1,799)
Total liabilities at fair value	$—	$(1,799)	$—	$(1,799)
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
There were no transfers into and out of fair value measurement levels during the six months ended June 30, 2025 and 2024.
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
Although we determined that the majority of the inputs used to value our derivative financial instruments fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this instrument utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of June 30, 2025, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

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
The fair value of our debt security investment is estimated using a discounted cash flow analysis using interest rates available to us for investments with similar terms and maturities. The fair values of our mortgage loans payable and our lines of credit and term loan are estimated using discounted cash flow analyses using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that the valuations of our debt security investment, mortgage loans payable and lines of credit and term loan are classified in Level 2 within the fair value hierarchy. The carrying amounts and estimated fair values of such financial instruments as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025		December 31, 2024
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Financial Assets:
Debt security investment	$91,849	$92,876	$91,264	$93,369
Financial Liabilities:
Mortgage loans payable	$983,510	$877,934	$982,071	$858,102
Lines of credit and term loan	$547,153	$550,062	$684,774	$688,945
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
We recognize the effects of an uncertain tax position on the financial statements, when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of both June 30, 2025 and December 31, 2024, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of both June 30, 2025 and December 31, 2024, our valuation allowance fully reserves the net deferred tax assets due to historical losses and inherent uncertainty of future income. We will continue to monitor industry and economic conditions and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.
15. Leases
Lessor
We have operating leases with tenants that expire at various dates through 2050. For the three months ended June 30, 2025 and 2024, we recognized $40,546,000 and $45,207,000, respectively, of revenues related to operating lease payments, of which $9,085,000 and $9,143,000, respectively, was for variable lease payments. For the six months ended June 30, 2025 and 2024, we recognized $83,053,000 and $91,213,000, respectively, of revenues related to operating lease payments, of which $18,825,000 and $18,800,000, respectively, was for variable lease payments. As of June 30, 2025, the following table sets forth the undiscounted cash flows for future minimum base rents due under operating leases for the remaining six months ending December 31, 2025 and for each of the next four years ending December 31 and thereafter for properties that we wholly own (in thousands):

Year	Amount
2025	$58,458
2026	113,118
2027	107,185
2028	95,721
2029	83,356
Thereafter	467,240
Total	$925,078
Lessee
We lease certain land, buildings, campus, office equipment and automobiles. We have lease agreements with lease and non-lease components, which are generally accounted for separately. Most leases include one or more options to renew, with renewal terms that generally can extend at various dates through 2107, excluding extension options. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. As of June 30, 2025, we had future lease payments of $4,467,000 for an operating lease that had not yet commenced. Such operating lease will commence in fiscal year 2025 with a lease term up to 11 years.
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The components of lease costs were as follows (in thousands):

		Three Months Ended June 30,
Lease Cost	Classification	2025	2024
Operating lease cost(1)	Property operating expenses, rental expenses or general and administrative expenses	$8,708	$9,376
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	16	555
Interest on lease liabilities	Interest expense	3	151
Sublease income	Resident fees and services revenue or other income	(95)	(148)
Total lease cost		$8,632	$9,934

		Six Months Ended June 30,
Lease Cost	Classification	2025	2024
Operating lease cost(1)	Property operating expenses, rental expenses or general and administrative expenses	$17,649	$20,152
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	32	1,116
Interest on lease liabilities	Interest expense	7	308
Sublease income	Resident fees and services revenue or other income	(236)	(293)
Total lease cost		$17,452	$21,283
___________
(1)Includes short-term leases and variable lease costs, which are immaterial.
Additional information related to our leases for the periods presented below was as follows (dollars in thousands):

Lease Term and Discount Rate	June 30, 2025	December 31, 2024
Weighted average remaining lease term (in years):
Operating leases	11.2	11.0
Finance leases	3.6	3.8
Weighted average discount rate:
Operating leases	5.85%	5.85%
Finance leases	10.87%	10.60%

	Six Months Ended June 30,
Supplemental Disclosure of Cash Flows Information	2025	2024
Operating cash outflows related to finance leases	$7	$308
Financing cash outflows related to finance leases	$29	$21
Right-of-use assets obtained in exchange for operating lease liabilities	$1,281	$3,400

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Operating Leases
As of June 30, 2025, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the remaining six months ending December 31, 2025 and for each of the next four years ending December 31 and thereafter, as well as the reconciliation of those cash flows to operating lease liabilities on our accompanying condensed consolidated balance sheet (in thousands):

Year	Amount
2025	$14,673
2026	29,619
2027	30,555
2028	30,471
2029	28,215
Thereafter	93,578
Total undiscounted operating lease payments	227,111
Less: interest	78,896
Present value of operating lease liabilities	$148,215
Finance Leases and Financing Obligations
As of June 30, 2025, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the remaining six months ending December 31, 2025 and for each of the next four years ending December 31 and thereafter, as well as a reconciliation of those cash flows to finance lease liabilities and financing obligations (in thousands):

Year	Amount
2025	$2,113
2026	4,167
2027	3,905
2028	3,556
2029	32,095
Thereafter	91
Total undiscounted payments	45,927
Less: interest	(11,563)
Present value of finance lease liabilities and financing obligations	$34,364
16. Segment Reporting
Our chief operating decision maker, or CODM, who is our Chief Executive Officer and President, evaluates our business and makes resource allocations based on four operating segments: ISHC, OM, SHOP and triple-net leased properties. These operating segments are also our reportable segments.
Our ISHC each provide a range of independent living, assisted living, memory care, skilled nursing services and certain ancillary businesses that are owned and operated utilizing a RIDEA structure. Our OM buildings are typically leased to multiple tenants under separate leases, thus requiring active management and responsibility for many of the associated operating expenses (much of which are, or can effectively be, passed through to the tenants). Our SHOP segment includes senior housing, which may provide assisted living care, independent living, memory care or skilled nursing services that are owned and operated utilizing a RIDEA structure. Our triple-net leased properties segment includes senior housing, skilled nursing facilities and hospital investments, which are single-tenant properties for which we lease the properties to unaffiliated tenants under triple-net and generally master leases that transfer the obligation for all property operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. In addition, our triple-net leased properties segment includes our debt security investment.

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Our CODM evaluates the performance of our combined properties in each reportable segment and determines how to allocate resources to those segments, primarily based on net operating income, or NOI, for each segment. NOI excludes certain items that are not associated with the operations of our properties. Our CODM also primarily uses NOI for each segment in the annual budget and forecasting process. Further, our CODM considers budget-to-actual variances in NOI on a quarterly basis when making decisions about the allocation of operating and capital resources to each segment. We define segment NOI as total revenues, less property operating expenses and rental expenses, which excludes depreciation and amortization, general and administrative expenses, business acquisition expenses, net interest expense, gain or loss in fair value of derivative financial instruments, gain or loss on dispositions of real estate investments, impairment of real estate investments, impairment of intangible assets and goodwill, income or loss from unconsolidated entities, gain on re-measurement of previously held equity interests, foreign currency gain or loss, other income or expense and income tax benefit or expense for each segment. We believe that segment NOI serves as an appropriate supplemental performance measure to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis. We also believe that NOI is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term NOI may not be comparable to that of other real estate companies as they may have different methodologies for computing this performance measure.
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Summary information for our reportable segments, including a summary of segment operating expenses, during the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	ISHC	SHOP	OM	Triple-Net Leased Properties	Three Months Ended June 30, 2025
Revenues:
Resident fees and services	$423,825	$77,460	$—	$—	$501,285
Real estate revenue	—	—	31,254	9,964	41,218
Total revenues	423,825	77,460	31,254	9,964	542,503
Less(1):
Compensation expense	214,682	37,888	—	—
Controllable expenses(2)	131,492	21,123	—	—
Non-controllable expenses(3)	10,305	3,517	—	—
Facility rental expense(4)	7,278	—	—	—
Other segment items(5)	—	—	12,192	798
Segment net operating income	$60,068	$14,932	$19,062	$9,166	$103,228

General and administrative					$14,943
Business acquisition expenses					(79)
Depreciation and amortization					41,941
Interest expense:
Interest expense, net					(22,632)
Loss in fair value of derivative financial instruments					(629)
Loss on dispositions of real estate investments					(2,676)
Impairment of real estate investments					(12,659)
Loss from unconsolidated entities					(1,238)
Foreign currency gain					2,742
Other income, net					1,480
Income before income taxes					10,811
Income tax expense					(732)
Net income					$10,079

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	ISHC	SHOP	OM	Triple-Net Leased Properties	Three Months Ended June 30, 2024
Revenues:
Resident fees and services	$393,774	$64,239	$—	$—	$458,013
Real estate revenue	—	—	33,682	12,886	46,568
Total revenues	393,774	64,239	33,682	12,886	504,581
Less(1):
Compensation expense	205,724	32,599	—	—
Controllable expenses(2)	125,538	17,354	—	—
Non-controllable expenses(3)	9,315	4,145	—	—
Facility rental expense(4)	7,889	—	—	—
Other segment items(5)	—	—	12,671	652
Segment net operating income	$45,308	$10,141	$21,011	$12,234	$88,694

General and administrative					$11,746
Business acquisition expenses					15
Depreciation and amortization					45,264
Interest expense:
Interest expense, net					(30,596)
Gain in fair value of derivative financial instruments					388
Loss on dispositions of real estate investments, net					(2)
Loss from unconsolidated entities					(1,035)
Foreign currency gain					82
Other income, net					3,106
Income before income taxes					3,612
Income tax expense					(686)
Net income					$2,926

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	ISHC	SHOP	OM	Triple-Net Leased Properties	Six Months Ended June 30, 2025
Revenues:
Resident fees and services	$847,189	$151,272	$—	$—	$998,461
Real estate revenue	—	—	64,448	20,197	84,645
Total revenues	847,189	151,272	64,448	20,197	1,083,106
Less(1):
Compensation expense	430,512	74,843	—	—
Controllable expenses(2)	266,710	42,256	—	—
Non-controllable expenses(3)	22,405	7,205	—	—
Facility rental expense(4)	14,777	—	—	—
Other segment items(5)	—	—	24,877	1,756
Segment net operating income	$112,785	$26,968	$39,571	$18,441	$197,765

General and administrative					$28,098
Business acquisition expenses					1,758
Depreciation and amortization					83,055
Interest expense:
Interest expense, net					(45,577)
Loss in fair value of derivative financial instruments					(1,379)
Loss on dispositions of real estate investments					(3,035)
Impairment of real estate investments					(34,365)
Loss from unconsolidated entities					(3,086)
Foreign currency gain					4,158
Other income, net					3,005
Income before income taxes					4,575
Income tax expense					(1,336)
Net income					$3,239

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	ISHC	SHOP	OM	Triple-Net Leased Properties	Six Months Ended June 30, 2024
Revenues:
Resident fees and services	$786,896	$123,235	$—	$—	$910,131
Real estate revenue	—	—	67,749	26,234	93,983
Total revenues	786,896	123,235	67,749	26,234	1,004,114
Less(1):
Compensation expense	412,918	63,930	—	—
Controllable expenses(2)	251,550	34,630	—	—
Non-controllable expenses(3)	18,411	8,025	—	—
Facility rental expense(4)	16,729	—	—	—
Other segment items(5)	—	—	25,760	1,290
Segment net operating income	$87,288	$16,650	$41,989	$24,944	$170,871

General and administrative					$23,574
Business acquisition expenses					2,797
Depreciation and amortization					88,031
Interest expense:
Interest expense, net					(67,034)
Gain in fair value of derivative financial instruments					6,805
Gain on dispositions of real estate investments, net					2,261
Loss from unconsolidated entities					(2,240)
Foreign currency loss					(344)
Other income, net					4,969
Income before income taxes					886
Income tax expense					(964)
Net loss					$(78)
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

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Total assets by reportable segment as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025	December 31, 2024
ISHC	$2,217,073	$2,202,582
OM	1,066,612	1,140,785
SHOP	777,825	729,466
Triple-net leased properties	402,703	401,782
Other	42,437	13,442
Total assets	$4,506,650	$4,488,057
As of both June 30, 2025 and December 31, 2024, goodwill of $168,177,000, $47,812,000 and $18,953,000 was allocated to our ISHC, OM and triple-net leased properties segments, respectively.
Our portfolio of properties and other investments are located in the United States, the UK and Isle of Man. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for our operations for the periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
United States	$540,854	$503,038	$1,079,903	$1,000,684
International	1,649	1,543	3,203	3,430
Total	$542,503	$504,581	$1,083,106	$1,004,114
The following is a summary of real estate investments, net by geographic regions as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Real estate investments, net:
United States	$3,301,363	$3,324,982
International	44,758	41,666
Total	$3,346,121	$3,366,648
17. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily our debt security investment, cash and cash equivalents, restricted cash and accounts and other receivables. We are exposed to credit risk with respect to our debt security investment, but we believe collection of the outstanding amount is probable. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants and residents is limited. We perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.
Based on leases as of June 30, 2025, properties in two states in the United States accounted for 10.0% or more of our total consolidated property portfolio’s annualized base rent or annualized NOI, which is based on contractual base rent from leases in effect for our non-RIDEA properties and annualized NOI for our ISHC and SHOP as of June 30, 2025. Properties located in Indiana and Ohio accounted for 40.9% and 15.3%, respectively, of our total consolidated property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.
Based on leases in effect as of June 30, 2025, our ISHC, OM, SHOP and triple-net leased properties accounted for 58.0%, 21.0%, 13.6% and 7.4%, respectively, of our total consolidated property portfolio’s annualized base rent or annualized

AMERICAN HEALTHCARE REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
NOI. As of June 30, 2025, none of our tenants at our properties accounted for 10.0% or more of our total consolidated property portfolio’s annualized base rent or annualized NOI.
18. Earnings Per Share
The following table presents the amounts used in computing our basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to controlling interest — basic	$9,908	$1,979	$3,104	$(1,913)
Adjustment for net loss attributable to nonvested restricted stock awards	(2)	(1)	(4)	—
Net income (loss) attributable to controlling interest — diluted	$9,906	$1,978	$3,100	$(1,913)

Denominator:
Denominator for basic earnings per share — weighted average shares	160,499,581	130,532,144	158,721,080	117,413,643
Effect of dilutive securities: nonvested restricted stock awards	643,975	157,745	597,423	—
Denominator for diluted earnings per share — adjusted weighted average shares	161,143,556	130,689,889	159,318,503	117,413,643

Basic earnings per share:
Net income (loss) attributable to controlling interest	$0.06	$0.01	$0.02	$(0.02)
Diluted earnings per share:
Net income (loss) attributable to controlling interest	$0.06	$0.01	$0.02	$(0.02)
Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all dilutive securities, if any. TBUs, RSAs, limited OP units, as well as common stock issued pursuant to the ESPP, the Manager Plan and forward sales agreements, give rise to potentially dilutive shares of our common stock.
The following securities were excluded from the computation of diluted earnings (loss) per share because such securities were anti-dilutive during the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Nonvested TBUs	—	341,098	48,571	341,098
Nonvested RSAs	24,336	121,418	24,336	121,418
OP units	2,004,216	3,501,976	2,004,216	3,501,976
Forward sales agreements	3,554,525	—	3,554,525	—
For both the three and six months ended June 30, 2025 and 2024, 424,788 and 309,256 nonvested PBUs, respectively, were treated as contingently issuable shares pursuant to Accounting Standards Codification Topic 718, Compensation — Stock Compensation. Such contingently issuable shares were excluded from the computation of diluted earnings (loss) per share because they were anti-dilutive during the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to American Healthcare REIT, Inc. and its subsidiaries, including American Healthcare REIT Holdings, LP, except where otherwise noted.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to promote understanding of our results of operations and financial condition. Such discussion is provided as a supplement to, and should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2024 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or SEC, on February 28, 2025. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of June 30, 2025 and December 31, 2024, together with our results of operations for the three and six months ended June 30, 2025 and 2024 and cash flows for the six months ended June 30, 2025 and 2024. Our results of operations and financial condition, as reflected in the accompanying condensed consolidated financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors that could affect the ongoing operations and occupancy of our tenants and residents.
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
Any such forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate, and beliefs of, and assumptions made by, our management and involve uncertainties that could significantly affect our financial results. Such statements include, but are not limited to: (i) statements about our plans, strategies, initiatives and prospects, including any future capital-raising initiatives and planned or future acquisitions or dispositions of properties and other assets; and (ii) statements about our future results of operations, capital expenditures and liquidity. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs, and regulations or proposed regulations governing the operations and sales of health care properties; the availability of capital; our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due; our ability to maintain our qualification as a REIT for U.S. federal income tax purposes; changes in interest rates, and foreign currency risk; competition in the real estate industry; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the success of our investment strategy; cybersecurity incidents and information technology failures, including unauthorized access to our computer systems and/or our vendors’ computer systems and our third-party management companies’ computer systems and/or their vendors’ computer systems; our ability to retain our executive officers and key employees; unexpected labor costs and inflationary pressures; changing macroeconomic, domestic legal and fiscal policies and geopolitical conditions; and those risks identified in Item 1A, Risk Factors in our 2024 Annual Report on Form 10-K, as filed with the SEC on February 28, 2025, this Quarterly Report on Form 10-Q, and any future filings we make with the SEC. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date on which such statements are made, and undue reliance should not be placed on such statements. We undertake no obligation to update any such statements that may become untrue because of subsequent events. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview and Background
American Healthcare REIT, Inc., a Maryland corporation, is a self-managed REIT that acquires, owns and operates a diversified portfolio of clinical healthcare real estate properties, focusing primarily on senior housing, skilled nursing facilities, or SNFs, outpatient medical, or OM, buildings, and other healthcare-related facilities. We have built a fully-integrated management platform that operates clinical healthcare properties throughout the United States, and in the United Kingdom and the Isle of Man. We own and operate our integrated senior health campuses, or ISHC, and senior-housing operating properties, or SHOP, utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure. We have also originated and acquired secured loans and may acquire other real estate-related investments in the future on an infrequent and opportunistic basis. We generally seek investments that produce current income; however, we have selectively developed, and may continue to selectively develop, healthcare real estate properties. We have elected to be taxed as a REIT for U.S. federal income tax purposes. We believe that we have been organized and operated, and we intend to continue to operate, in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code of 1986, or the Code.
Operating Partnership
We conduct substantially all of our operations through American Healthcare REIT Holdings, LP, or our operating partnership, and we are the sole general partner of our operating partnership. As of June 30, 2025 and December 31, 2024, we owned 98.8% and 98.7%, respectively, of the operating partnership units, or OP units, in our operating partnership, and the remaining 1.2% and 1.3% of the OP units, respectively, were owned by the following limited partners: (i) AHI Group Holdings, LLC, which is owned and controlled by Jeffrey T. Hanson, the non-executive Chairman of our board of directors, or our board, Danny Prosky, our Chief Executive Officer, President and director, and Mathieu B. Streiff, one of our non-executive directors; and (ii) a wholly owned subsidiary of Griffin Capital Company, LLC. See Note 11, Redeemable Noncontrolling Interests, and Note 12, Equity — Noncontrolling Interests in Total Equity, to our accompanying condensed consolidated financial statements for a further discussion of the ownership in our operating partnership.
Real Estate Investments Portfolio
We currently operate through four reportable business segments: ISHC, OM, SHOP and triple-net leased properties. As of June 30, 2025, we owned and/or operated 309 buildings and ISHC, representing approximately 19,228,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $4,513,420,000. In addition, as of June 30, 2025, we also owned a real estate-related debt investment purchased for $60,429,000.
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
Acquisitions and Dispositions in 2025
For a discussion of our acquisitions and dispositions of investments in 2025, see Note 3, Real Estate Investments, to our accompanying condensed consolidated financial statements.

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
Inflation
During the six months ended June 30, 2025 and 2024, inflation has affected our operations. The annual rate of inflation in the United States was 2.7% in June 2025 and 3.0% in June 2024, as measured by the Consumer Price Index. We believe inflation has impacted our operations such that we have experienced, and continue to experience, increases in the cost of labor, services, energy and supplies, and therefore continued inflationary pressures on our ISHC and SHOP could continue to impact our profitability in future periods. To offset the impact of inflation on the cost of labor and services, we had our RIDEA managers bill higher than average annual rent and care fee increases for existing residents in 2024 and 2025, as compared to prior years, while adjusting market rates as frequently as needed based on competitor pricing and market conditions. We believe this practice will improve operating performance in our ISHC and SHOP, as well as increase rent coverage and the stability of our real estate revenue in our triple-net leased properties over time.
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
Scheduled Lease Expirations
Excluding our ISHC and SHOP, as of June 30, 2025, our properties were 89.0% leased, and, during the remainder of 2025, 5.6% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next 12 months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. As of June 30, 2025, our remaining weighted average lease term was 6.8 years, excluding our ISHC and SHOP.
Our combined ISHC and SHOP were 88.7% leased as of June 30, 2025. Substantially all of our leases with residents at such properties are for a term of one year or less.
Results of Operations
Comparison of Three and Six Months Ended June 30, 2025 and 2024
Our operating results are primarily comprised of income derived from our portfolio of properties and expenses in connection with the acquisition and operation of such properties. Our primary sources of revenue include rent generated by our leased, non-RIDEA properties and resident fees and services revenue from our RIDEA properties. Our primary expenses include property operating expenses and rental expenses. In general, we expect such revenues and expenses related to our portfolio of RIDEA properties to increase in the future due to an overall increase in occupancies, resident fees and pricing of care services provided.
We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. As of June 30, 2025, we operated through four reportable business segments: ISHC, OM, SHOP and triple-net leased properties.

The most significant drivers behind changes in our consolidated results of operations for the three and six months ended June 30, 2025 compared to the corresponding periods in 2024 were primarily due to: our increase in resident occupancies and billing rates; the adverse impact of inflation, which resulted in increases in the cost of labor, services, energy and supplies; and our acquisitions and dispositions of investments. Additional information behind the changes in our consolidated results of operations is discussed in more detail below. See Note 3, Real Estate Investments, to our accompanying condensed consolidated financial statements for a further discussion of our acquisitions and dispositions during 2025. As of June 30, 2025 and 2024, we owned and/or operated the following types of properties (dollars in thousands):

	June 30,
	2025			2024
	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased % (1)	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased % (1)
ISHC	124	$2,011,503	89.4%	126	$2,012,932	87.0%
OM	81	1,143,645	86.1%	86	1,239,845	88.5%
SHOP	84	985,107	87.0%	78	889,928	85.5%
Triple-net leased properties	20	373,165	100%	28	469,965	100%
Total/weighted average(2)	309	$4,513,420	89.0%	318	$4,612,670	91.3%
___________
(1)Leased percentage includes all third-party leased space at our non-RIDEA properties (including master leases), except for our ISHC and SHOP where leased percentage represents resident occupancy of the available units/beds therein.
(2)Weighted average leased percentage excludes our ISHC and SHOP.
Revenues
Our primary sources of revenue include resident fees and services revenue generated by our RIDEA properties and rent from our leased, non-RIDEA properties. For the three and six months ended June 30, 2025 and 2024, resident fees and services revenue primarily consisted of rental fees related to resident leases, extended health care fees and other ancillary services, and real estate revenue primarily consisted of base rent and expense recoveries. The amount of revenues generated by our RIDEA properties depends principally on our ability to maintain resident occupancy rates. The amount of revenues generated by our non-RIDEA properties is dependent on our ability to maintain tenant occupancy rates of currently leased space and to lease available space at the then existing rental rates. Revenues by reportable segment consisted of the following for the periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Resident Fees and Services Revenue
ISHC	$423,825	$393,774	$847,189	$786,896
SHOP	77,460	64,239	151,272	123,235
Total resident fees and services revenue	501,285	458,013	998,461	910,131
Real Estate Revenue
OM	31,254	33,682	64,448	67,749
Triple-net leased properties	9,964	12,886	20,197	26,234
Total real estate revenue	41,218	46,568	84,645	93,983
Total revenues	$542,503	$504,581	$1,083,106	$1,004,114
Resident Fees and Services Revenue
For our ISHC segment, we increased resident fees and services revenue by $30,051,000 and $60,293,000, respectively, for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, primarily due to increased resident occupancy and higher resident fees as a result of an increase in billing rates and levels of care service.
For our SHOP segment, resident fees and services revenue increased $13,221,000 and $28,037,000, respectively, for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, primarily due to: (i) an increase of $4,933,000 and $9,703,000, respectively, due to the acquisition of five senior housing properties in Washington in September 2024; (ii) an increase of $2,640,000 due to the acquisition of one senior housing property in Virginia in April 2025; (iii) an increase of $946,000 and $1,989,000, respectively, due to the acquisition of one senior housing property in Georgia in October 2024; and (iv) an increase of $3,503,000 and $7,297,000, respectively, due to increased resident occupancy and higher resident fees as a result of an increase in billing rates. In addition, SHOP revenue increased by $4,836,000 for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, due to the acquisition of 14 senior housing properties in Oregon in February 2024.
Real Estate Revenue
For our triple-net leased properties segment, real estate revenue decreased $2,922,000 and $6,037,000, respectively, for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, primarily due to the disposition of eight triple-net leased properties in Missouri in December 2024.
Real estate revenue for our OM segment decreased $2,428,000 and $3,301,000, respectively, for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, primarily due to dispositions of OM buildings in 2024 and 2025.
Property Operating Expenses and Rental Expenses
ISHC and SHOP typically have a higher percentage of direct operating expenses to revenue than OM buildings and triple-net leased properties due to the nature of RIDEA-type facilities where we conduct day-to-day operations. Property operating expenses and property operating expenses as a percentage of resident fees and services revenue, as well as rental expenses and rental expenses as a percentage of real estate revenue, by reportable segment consisted of the following for the periods presented below (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Property Operating Expenses
ISHC	$363,757	85.8%	$348,466	88.5%	$734,404	86.7%	$699,608	88.9%
SHOP	62,528	80.7%	54,098	84.2%	124,304	82.2%	106,585	86.5%
Total property operating expenses	$426,285	85.0%	$402,564	87.9%	$858,708	86.0%	$806,193	88.6%

Rental Expenses
OM	$12,192	39.0%	$12,671	37.6%	$24,877	38.6%	$25,760	38.0%
Triple-net leased properties	798	8.0%	652	5.1%	1,756	8.7%	1,290	4.9%
Total rental expenses	$12,990	31.5%	$13,323	28.6%	$26,633	31.5%	$27,050	28.8%
For our ISHC segment, total property operating expenses increased by $15,291,000 and $34,796,000, respectively, for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, predominately due to increased resident occupancy and levels of care services at the facilities within such segment, thereby increasing labor costs and other operating expenses.
For our SHOP segment, total property operating expenses increased by $8,430,000 and $17,719,000, respectively, for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, primarily due to: (i) an increase of $3,690,000 and $7,377,000, respectively, due to the acquisition of five senior housing properties in Washington in September 2024; (ii) an increase of $1,479,000 and $2,131,000, respectively, due to higher operating expenses as a result of increased occupancy; (iii) an increase of $899,000 and $1,804,000, due to the acquisition of one senior housing property in Georgia in October 2024; and (iv) an increase of $1,396,000 due to the acquisition of one senior housing property located in Virginia in April 2025. In addition, SHOP expenses increased by $5,052,000 for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, due to the acquisition of 14 senior housing properties in Oregon in February 2024.

Interest Expense
Interest expense, including gain or loss in fair value of derivative financial instruments, consisted of the following for the periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense:
Lines of credit and term loan and derivative financial instruments	$9,155	$13,714	$18,805	$30,924
Mortgage loans payable	10,529	13,219	21,176	27,695
Amortization of deferred financing costs:
Lines of credit and term loan	304	731	930	1,364
Mortgage loans payable	470	786	870	1,566
Amortization of debt discount/premium, net	503	1,402	1,020	2,776
Loss (gain) in fair value of derivative financial instruments	629	(388)	1,379	(6,805)
Loss on debt extinguishments	1,298	—	1,806	1,280
Interest on finance lease liabilities	3	151	7	308
Interest expense on financing obligations and other liabilities	715	664	1,405	1,326
Capitalized interest	(345)	(71)	(442)	(205)
Total	$23,261	$30,208	$46,956	$60,229
The decrease in total interest expense for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, was primarily due to the $7,249,000 and $18,638,000, respectively, decrease in interest expense related to a decrease in debt balances. Such decrease in debt balances was predominantly a result of the payoff of our variable-rate mortgage loans payable and paydown of our variable-rate lines of credit using net proceeds raised from our equity offerings, since February 2024. The decrease in total interest expense for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, was partially offset by a $1,298,000 loss on extinguishment of debt primarily due to debt payoff of one of our fixed-rate mortgage loans payable in May 2025 and a $1,017,000 change from gain to loss in fair value of derivative financial instruments. The decrease in total interest expense for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was partially offset by the $8,184,000 change from gain to loss in fair value of derivative financial instruments.
Gain or Loss on Dispositions of Real Estate Investments
For the three months ended June 30, 2025, we recognized an aggregate net loss on disposition of $2,676,000 primarily related to the sale of three OM buildings and one ISHC. For the six months ended June 30, 2025, we recognized an aggregate net loss on disposition of $3,035,000 primarily related to the sale of one SHOP, two ISHC and three OM buildings. See Note 3, Real Estate Investments — Dispositions of Real Estate Investments, to our accompanying condensed consolidated financial statements for a further discussion.
For the three months ended June 30, 2024, we did not have any real estate investment dispositions. For the six months ended June 30, 2024, we recognized an aggregate net gain on dispositions of our real estate investments of $2,261,000 related to the sale of two OM buildings and one SHOP.
Impairment of Real Estate Investments
As we continued to evaluate our properties based on their historical operating performance and our expected holding period, for the three and six months ended June 30, 2025, we recognized an aggregate impairment charge of $12,659,000 and $34,365,000, respectively, for five and six OM buildings, respectively. See Note 3, Real Estate Investments — Impairment of Real Estate Investments, to our accompanying condensed consolidated financial statements for a further discussion. For the three and six months ended June 30, 2024, we did not recognize any impairment charges on real estate investments.

Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations, net proceeds from the issuances of equity securities, including through our ATM Offering (as defined and described at Note 12, Equity — Common Stock, to our accompanying condensed consolidated financial statements), borrowings under our line of credit and proceeds from the dispositions of real estate investments. For the next 12 months, our principal liquidity needs are to: (i) fund property operating expenses and general and administrative expenses; (ii) meet our debt service requirements (including principal and interest); (iii) fund the acquisition of real estate investments, development activities and capital expenditures; and (iv) make distributions to our stockholders, as required for us to continue to qualify as a REIT. We believe that the sources of liquidity described above will be sufficient to satisfy our cash requirements for the next 12 months and thereafter. We do not have any material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.
Material Cash Requirements
Capital Improvement Expenditures
A capital plan for each investment is established upon acquisition that contemplates the estimated capital needs of that investment, including costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include operating cash generated by the investment, capital reserves, a line of credit or other loan established with respect to the investment, other borrowings or additional equity investments from us and joint venture partners. The capital plan for each investment is adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of June 30, 2025, we had $11,902,000 of restricted cash in loan impounds and reserve accounts to fund a portion of such capital expenditures. Based on the budget for the properties we owned as of June 30, 2025, we estimate that expenditures for capital and tenant improvements as of such date are approximately $45,260,000 for the remaining six months of 2025, although actual expenditures are predominantly discretionary and are dependent on many factors which are not presently known.
Contractual Obligations
The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and line of credit and term loan; (ii) interest payments on our mortgage loans payable and line of credit and term loan, excluding the effect of our interest rate swaps; (iii) operating lease obligations; and (iv) financing and other obligations as of June 30, 2025 (in thousands):

	Payments Due by Period
	2025	2026-2027	2028-2029	Thereafter	Total
Principal payments — fixed-rate debt	$17,392	$216,705	$156,926	$612,993	$1,004,016
Interest payments — fixed-rate debt	18,670	65,427	48,165	320,407	452,669
Principal payments — variable-rate debt	—	550,000	—	—	550,000
Interest payments — variable-rate debt (based on rates in effect as of June 30, 2025)	15,855	33,002	—	—	48,857
Operating lease obligations	14,673	60,174	58,686	93,578	227,111
Financing and other obligations	2,113	8,072	35,651	91	45,927
Total	$68,703	$933,380	$299,428	$1,027,069	$2,328,580
Distributions
For information on distributions, see the “Distributions” section below.

Credit Facility
We are party to a credit agreement, as amended, with an aggregate maximum principal amount up to $1,150,000,000, or the 2024 Credit Facility. See Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements for a further discussion.
As of June 30, 2025, our borrowing capacity under the 2024 Credit Facility was $1,150,000,000. As of June 30, 2025, our borrowings outstanding under such credit facility was $550,000,000, and we had $600,000,000 available on such facility. We believe that such resource will be sufficient to satisfy our cash requirements for the next 12 months and the longer term thereafter.
Cash Flows
The following table sets forth changes in cash flows (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash, cash equivalents and restricted cash — beginning of period	$123,301	$90,782
Net cash provided by operating activities	132,091	53,448
Net cash used in investing activities	(94,862)	(65,534)
Net cash provided by financing activities	9,348	18,935
Effect of foreign currency translation on cash, cash equivalents and restricted cash	113	(29)
Cash, cash equivalents and restricted cash — end of period	$169,991	$97,602
The following summary discussion of our changes in our cash flows is based on our accompanying condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Operating Activities
For the six months ended June 30, 2025 and 2024, cash flows from operating activities were primarily related to property operations, offset by payments of general and administrative expenses and interest payments on our outstanding indebtedness. In general, cash flows from operating activities are affected by the timing of cash receipts and payments, and have increased since 2024 primarily due to improved resident occupancy and expense management at our properties operated under a RIDEA structure. The increase in net cash provided by operating activities for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily driven by the increase in operating performance of our real estate investments in our ISHC and SHOP segments, as well as a decrease in interest paid on our outstanding indebtedness as a result of mortgage loan payoffs and paydowns on our lines of credit using net proceeds from our equity offerings in 2024 and 2025. See the “Results of Operations” section above for a further discussion.
Investing Activities
For the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, the increase in net cash used in investing activities was primarily due to a $35,458,000 increase in cash paid to acquire real estate investments, a $9,702,000 increase in developments and capital expenditures, a $4,110,000 decrease in net principal repayments on real estate notes receivable and a $1,606,000 increase in deposits paid in pursuit of future real estate investments, partially offset by a $21,908,000 increase in proceeds from dispositions of real estate investments.
Financing Activities
For the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, the decrease in net cash provided by financing activities was primarily due to a $536,500,000 decrease in gross equity offering proceeds and a $29,831,000 increase in distributions paid. Such amounts were partially offset by a $467,839,000 decrease in net payments on our lines of credit and mortgage loans payable primarily using the net proceeds from equity offerings, a $47,156,000 decrease in the payment of offering costs, a $36,083,000 decrease in cash paid to redeem certain equity interests owned in Trilogy Investors, LLC, as well as a $6,856,000 decrease in deferred financing costs paid.

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
The amount of the quarterly distributions paid to our common stockholders was determined by our board and was dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our qualification as a REIT under the Code. As of June 30, 2025, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and some portion of a distribution to our stockholders may have been paid from borrowings.
Mortgage Loans Payable, Net
For a discussion of our mortgage loans payable, see Note 7, Mortgage Loans Payable, to our accompanying condensed consolidated financial statements.
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
Debt Service Requirements
A significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of June 30, 2025, we had $1,004,016,000 of fixed-rate mortgage loans payable outstanding secured by our properties. As of June 30, 2025, we had $550,000,000 outstanding, and $600,000,000 remained available under our line of credit. The weighted average effective interest rate on our outstanding debt, factoring in our interest rate swaps, was 4.33% per annum as of June 30, 2025. See Note 7, Mortgage Loans Payable, and Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements.
We are required by the terms of certain loan documents to meet various financial and non-financial covenants, such as leverage ratios, net worth ratios, debt service coverage ratios and fixed charge coverage ratios. As of June 30, 2025, we were in compliance with all such covenants and requirements on our mortgage loans payable and our line of credit and term loan. If any future covenants are violated, we anticipate seeking a waiver or amending the debt covenants with the lenders when and if such event should occur. However, there can be no assurances that management will be able to effectively achieve such plans.

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

The following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to FFO and Normalized FFO for the periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$10,079	$2,926	$3,239	$(78)
Depreciation and amortization related to real estate — consolidated properties	41,850	45,226	82,865	87,955
Depreciation and amortization related to real estate — unconsolidated entities	506	186	1,003	372
Impairment of real estate investments — consolidated properties	12,659	—	34,365	—
Loss (gain) on dispositions of real estate investments, net — consolidated properties	2,676	2	3,035	(2,261)
Net income attributable to noncontrolling interests	(171)	(947)	(135)	(1,835)
Depreciation, amortization, impairments and net gain/loss on dispositions — noncontrolling interests	(803)	(5,647)	(1,695)	(11,109)
NAREIT FFO attributable to controlling interest	$66,796	$41,746	$122,677	$73,044

Business acquisition expenses	$(79)	$15	$1,758	$2,797
Amortization of above- and below-market leases	355	419	768	845
Amortization of closing costs — debt security investment	12	80	49	156
Change in deferred rent	(720)	(556)	(1,392)	(1,145)
Non-cash impact of changes to equity instruments	3,190	2,765	5,741	4,700
Capitalized interest	(345)	(71)	(442)	(205)
Loss on debt extinguishments	1,298	—	1,806	1,280
Loss (gain) in fair value of derivative financial instruments	629	(388)	1,379	(6,805)
Foreign currency (gain) loss	(2,742)	(82)	(4,158)	344
Adjustments for unconsolidated entities	5	(138)	5	(248)
Adjustments for noncontrolling interests	(22)	(50)	(72)	75
Normalized FFO attributable to controlling interest	$68,377	$43,740	$128,119	$74,838
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

To facilitate understanding of this financial measure, the following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to NOI for the periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$10,079	$2,926	$3,239	$(78)
General and administrative	14,943	11,746	28,098	23,574
Business acquisition expenses	(79)	15	1,758	2,797
Depreciation and amortization	41,941	45,264	83,055	88,031
Interest expense	22,632	30,596	45,577	67,034
Loss (gain) in fair value of derivative financial instruments	629	(388)	1,379	(6,805)
Loss (gain) on dispositions of real estate investments, net	2,676	2	3,035	(2,261)
Impairment of real estate investments	12,659	—	34,365	—
Loss from unconsolidated entities	1,238	1,035	3,086	2,240
Foreign currency (gain) loss	(2,742)	(82)	(4,158)	344
Other income, net	(1,480)	(3,106)	(3,005)	(4,969)
Income tax expense	732	686	1,336	964
Net operating income	$103,228	$88,694	$197,765	$170,871
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
We have entered into, and may continue to enter into, derivative financial instruments, such as interest rate swaps and interest rate caps, in order to mitigate our interest rate risk on a related financial instrument. We have not elected, and may continue to not elect, to apply hedge accounting treatment to these derivatives; therefore, changes in the fair value of interest rate derivative financial instruments were recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2025, our interest rate swaps are recorded in other assets and other liabilities in our accompanying condensed consolidated balance sheet at their aggregate fair value of $524,000 and $(1,799,000), respectively. We do not enter into derivative transactions for speculative purposes. For information on our interest rate swaps, see Note 9, Derivative Financial Instruments, and Note 13, Fair Value Measurements, to our accompanying condensed consolidated financial statements for a further discussion.

As of June 30, 2025, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes, excluding the effect of our interest rate swaps (dollars in thousands):

	Expected Maturity Date
	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Assets
Debt security held-to-maturity	$—	$—	$—	$93,433	$—	$—	$93,433	$92,876
Weighted average interest rate on maturing fixed-rate debt security	—%	—%	—%	4.24%	—%	—%	4.24%	—
Liabilities
Fixed-rate debt — principal payments	$17,392	$160,094	$56,611	$139,963	$16,963	$612,993	$1,004,016	$877,934
Weighted average interest rate on maturing fixed-rate debt	3.63%	3.04%	3.52%	4.40%	3.36%	3.79%	3.73%	—
Variable-rate debt — principal payments	$—	$—	$550,000	$—	$—	$—	$550,000	$550,062
Weighted average interest rate on maturing variable-rate debt (based on rates in effect as of June 30, 2025)	—%	—%	5.64%	—%	—%	—%	5.64%	—
Debt Security Investment, Net
As of June 30, 2025, the net carrying value of our debt security investment was $91,849,000. As we expect to hold our debt security investment to maturity and the amounts due under such debt security investment are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our debt security investment, would have a significant impact on our operations. See Note 13, Fair Value Measurements, to our accompanying condensed consolidated financial statements for a discussion of the fair value of our investment in a held-to-maturity debt security. The effective interest rate on our debt security investment was 4.24% per annum as of June 30, 2025.
Mortgage Loans Payable, Net and Lines of Credit and Term Loan
Mortgage loans payable were $1,004,016,000 ($983,510,000, net of discount/premium and deferred financing costs) as of June 30, 2025. As of June 30, 2025, we had 87 fixed-rate mortgage loans payable with effective interest rates ranging from 2.21% to 5.99% per annum and a weighted average effective interest rate of 3.73%. In addition, as of June 30, 2025, we had $550,000,000 ($549,632,000, net of deferred financing fees) outstanding under our line of credit and term loan, at a weighted average interest rate of 5.64% per annum.
As of June 30, 2025, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps, was 4.33% per annum. An increase in the variable interest rate on our variable-rate line of credit and term loan constitutes a market risk. As of June 30, 2025, a 0.50% increase in the market rates of interest would have no impact on our overall annualized interest expense as all variable-rate loan balances as of June 30, 2025 have interest rate swap arrangements in place. See Note 7, Mortgage Loans Payable, and Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2025 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2025, were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On July 4, 2025, President Trump signed into law the legislation known as the One Big Beautiful Bill Act, or the OBBBA. The OBBBA made significant changes to the U.S. federal income tax laws in various areas. Among the notable changes, the OBBBA permanently extended certain provisions that were enacted in the Tax Cuts and Jobs Act of 2017, most of which were set to expire after December 31, 2025. Such extensions included the permanent extension of the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers as well as the permanent extension of the limitation on non-corporate taxpayers using “excess business losses” to offset other income. The OBBBA also increased the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries, or TRSs, from 20% to 25% for taxable years beginning after December 31, 2025. As a result, for taxable years beginning after December 31, 2025, the aggregate value of all securities of TRSs held by a REIT may not exceed 25% of the value of its gross assets.

Furthermore, the OBBBA includes an estimated $1 trillion in cuts to Medicaid spending, implemented through Medicaid work requirements, patient cost-sharing, and a phasedown of Medicaid provider taxes and state-directed payments. Such reductions in Medicaid spending could potentially adversely impact financial performance.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
In April 2025, we acquired 16,708 shares of our Common Stock, for an aggregate of $513,000, at a weighted average price of $30.73 per share in order to satisfy employee tax withholding requirements associated with the vesting of restricted stock awards issued pursuant to our Second Amended and Restated 2015 Incentive Plan. The value of the shares withheld is based on the closing price of our Common Stock on the day prior to the vesting date, or if such date is not a trading day, the immediately preceding trading day. In May and June 2025, we did not acquire any shares of our Common Stock.
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

Item 6. Exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1*	American Healthcare REIT, Inc. 2025 Manager Equity Plan, effective as of June 25, 2025

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
    ______

*	Filed herewith.
**	Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Healthcare REIT, Inc. (Registrant)

August 8, 2025	By:	/s/ DANNY PROSKY
Date		Danny Prosky
Chief Executive Officer, President and Director
(Principal Executive Officer)

August 8, 2025	By:	/s/ BRIAN S. PEAY
Date		Brian S. Peay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)