Form 10-Q
period 2025-09-30
American Healthcare REIT, Inc.
filed 2025-11-07
CIK 1632970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

or

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

As of November 3, 2025, American Healthcare REIT, Inc. had 176,908,238 shares of Common Stock outstanding.

AMERICAN HEALTHCARE REIT, INC.

(A Maryland Corporation)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN HEALTHCARE REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2025 and December 31, 2024

(In thousands, except share and per share amounts) (Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Real estate investments, net	$3,598,607	$3,366,648
Debt security investment, net	91,992	91,264
Cash and cash equivalents	147,364	76,702
Restricted cash	36,999	46,599
Accounts and other receivables, net	188,604	211,104
Identified intangible assets, net	181,370	161,473
Goodwill	234,942	234,942
Operating lease right-of-use assets, net	140,701	163,987
Other assets, net	149,710	135,338
Total assets	$4,770,289	$4,488,057

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$971,401	$982,071
Lines of credit and term loan, net(1)	549,696	688,534
Accounts payable and accrued liabilities(1)	298,052	258,324
Identified intangible liabilities, net	2,250	3,001
Financing obligations(1)	34,135	34,870
Operating lease liabilities(1)	141,276	165,239
Security deposits, prepaid rent and other liabilities(1)	53,549	51,856
Total liabilities	2,050,359	2,183,895

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests (Note 11)	—	220

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.01 par value per share; 700,000,000 shares authorized; 171,031,062 and 157,446,697 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1,702	1,564
Additional paid-in capital	4,201,924	3,720,268
Accumulated deficit	(1,523,335)	(1,458,089)
Accumulated other comprehensive loss	(2,114)	(2,512)
Total stockholders’ equity	2,678,177	2,261,231
Noncontrolling interests (Note 12)	41,753	42,711
Total equity	2,719,930	2,303,942
Total liabilities, redeemable noncontrolling interests and equity	$4,770,289	$4,488,057

(1)
Such liabilities of American Healthcare REIT, Inc. represented liabilities of American Healthcare REIT Holdings, LP or its consolidated subsidiaries as of September 30, 2025 and December 31, 2024. American Healthcare REIT Holdings, LP is a variable interest entity, or VIE, and a consolidated subsidiary of American Healthcare REIT, Inc. The creditors of American Healthcare REIT Holdings, LP or its consolidated subsidiaries do not have recourse against American Healthcare REIT, Inc., except for the 2024 Credit Facility, as defined in Note 8, Lines of Credit and Term Loan, held by American Healthcare REIT Holdings, LP in the amount of $550,000 and $689,000 as of September 30, 2025 and December 31, 2024, respectively, which was guaranteed by American Healthcare REIT, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Three and Nine Months Ended September 30, 2025 and 2024

(In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Resident fees and services	$532,058	$476,834	$1,530,519	$1,386,965
Real estate revenue	40,879	46,980	125,524	140,963
Total revenues	572,937	523,814	1,656,043	1,527,928
Expenses:
Property operating expenses	454,530	417,128	1,313,238	1,223,321
Rental expenses	12,592	13,150	39,225	40,200
General and administrative	14,108	11,921	42,206	35,495
Transaction, transition and restructuring costs	50	3,537	1,808	6,334
Depreciation and amortization	49,181	44,246	132,236	132,277
Total expenses	530,461	489,982	1,528,713	1,437,627
Other income (expense):
Interest expense:
Interest expense, net	(20,392)	(30,395)	(65,969)	(97,429)
Gain (loss) in fair value of derivative financial instruments	166	(8,967)	(1,213)	(2,162)
Gain (loss) on dispositions of real estate investments, net	691	(4)	(2,344)	2,257
Impairment of real estate investments	(3,768)	—	(38,133)	—
Income (loss) from unconsolidated entities	462	(2,123)	(2,624)	(4,363)
Gain on re-measurement of previously held equity interest	14,580	—	14,580	—
Foreign currency (loss) gain	(977)	2,689	3,181	2,345
Other income, net	2,309	2,138	5,314	7,107
Total net other expense	(6,929)	(36,662)	(87,208)	(92,245)
Income (loss) before income taxes	35,547	(2,830)	40,122	(1,944)
Income tax benefit (expense)	21,092	(263)	19,756	(1,227)
Net income (loss)	56,639	(3,093)	59,878	(3,171)
Net income attributable to noncontrolling interests	(712)	(1,033)	(847)	(2,868)
Net income (loss) attributable to controlling interest	$55,927	$(4,126)	$59,031	$(6,039)
Net income (loss) per share of Common Stock, Class T common stock and Class I common stock attributable to controlling interest:
Basic	$0.33	$(0.03)	$0.36	$(0.05)
Diluted	$0.33	$(0.03)	$0.36	$(0.05)
Weighted average number of shares of Common Stock, Class T common stock and Class I common stock outstanding:
Basic	169,010,301	133,732,745	162,188,510	122,893,049
Diluted	169,802,090	133,732,745	162,908,219	122,893,049

Net income (loss)	$56,639	$(3,093)	$59,878	$(3,171)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(121)	303	398	272
Total other comprehensive (loss) income	(121)	303	398	272
Comprehensive income (loss)	56,518	(2,790)	60,276	(2,899)
Comprehensive income attributable to noncontrolling interests	(712)	(1,033)	(847)	(2,868)
Comprehensive income (loss) attributable to controlling interest	$55,806	$(3,823)	$59,429	$(5,767)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three and Nine Months Ended September 30, 2025 and 2024

(In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended September 30, 2025
	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — June 30, 2025	164,578,233	$1,638	$3,957,653	$(1,536,301)	$(1,993)	$2,420,997	$41,647	$2,462,644
Issuance of common stock in offerings	6,442,750	64	243,212	—	—	243,276	—	243,276
Offering costs — common stock	—	—	(2,608)	—	—	(2,608)	—	(2,608)
Issuance of common stock related to equity compensation plans	10,079	—	238	—	—	238	—	238
Amortization related to equity compensation plans	—	—	3,429	—	—	3,429	—	3,429
Distributions to noncontrolling interests	—	—	—	—	—	—	(606)	(606)
Distributions declared ($0.25 per share)	—	—	—	(42,961)	—	(42,961)	—	(42,961)
Net income	—	—	—	55,927	—	55,927	712	56,639	(1)
Other comprehensive loss	—	—	—	—	(121)	(121)	—	(121)
BALANCE — September 30, 2025	171,031,062	$1,702	$4,201,924	$(1,523,335)	$(2,114)	$2,678,177	$41,753	$2,719,930

	Three Months Ended September 30, 2024
	Stockholders’ Equity
	Common Stock		Class T Common Stock		Class I Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — June 30, 2024	65,372,222	$644	19,601,476	$195	46,673,320	$467	$3,278,806	$(1,344,285)	$(2,456)	$1,933,371	$170,522	$2,103,893
Issuance of common stock in offerings	20,010,000	200	—	—	—	—	471,036	—	—	471,236	—	471,236
Offering costs — common stock	—	—	—	—	—	—	(20,956)	—	—	(20,956)	—	(20,956)
Issuance of common stock from the redemption of partnership units	1,216,571	12	—	—	—	—	25,461	—	—	25,473	(25,473)	—
Conversion of Class T and Class I common stock	66,274,793	662	(19,601,476)	(195)	(46,673,320)	(467)	—	—	—	—	—	—
Amortization of nonvested restricted common stock and stock units	—	—	—	—	—	—	2,630	—	—	2,630	—	2,630
Purchase of noncontrolling interest	—	—	—	—	—	—	(162,063)	—	—	(162,063)	(95,938)	(258,001)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(667)	(667)
Adjustment to value of redeemable noncontrolling interests	—	—	—	—	—	—	3	—	—	3	—	3
Distributions declared ($0.25 per share)	—	—	—	—	—	—	—	(38,380)	—	(38,380)	—	(38,380)
Net (loss) income	—	—	—	—	—	—	—	(4,126)	—	(4,126)	1,029	(3,097)	(1)
Other comprehensive income	—	—	—	—	—	—	—	—	303	303	—	303
BALANCE — September 30, 2024	152,873,586	$1,518	—	$—	—	$—	$3,594,917	$(1,386,791)	$(2,153)	$2,207,491	$49,473	$2,256,964

AMERICAN HEALTHCARE REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)

For the Three and Nine Months Ended September 30, 2025 and 2024

(In thousands, except share and per share amounts) (Unaudited)

	Nine Months Ended September 30, 2025
	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2024	157,446,697	$1,564	$3,720,268	$(1,458,089)	$(2,512)	$2,261,231	$42,711	$2,303,942
Issuance of common stock in offerings	13,471,440	134	479,442	—	—	479,576	—	479,576
Offering costs — common stock	—	—	(4,993)	—	—	(4,993)	—	(4,993)
Issuance of common stock related to equity compensation plans	34,415	—	238	—	—	238	—	238
Vested restricted common stock and stock units(2)	78,510	4	(2,406)	—	—	(2,402)	—	(2,402)
Amortization related to equity compensation plans	—	—	9,170	—	—	9,170	—	9,170
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,820)	(1,820)
Adjustment to value of redeemable noncontrolling interests	—	—	205	—	—	205	—	205
Distributions declared ($0.75 per share)	—	—	—	(124,277)	—	(124,277)	—	(124,277)
Net income	—	—	—	59,031	—	59,031	862	59,893	(1)
Other comprehensive income	—	—	—	—	398	398	—	398
BALANCE — September 30, 2025	171,031,062	$1,702	$4,201,924	$(1,523,335)	$(2,114)	$2,678,177	$41,753	$2,719,930

	Nine Months Ended September 30, 2024
	Stockholders’ Equity
	Common Stock		Class T Common Stock		Class I Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2023	—	$—	19,552,856	$194	46,673,320	$467	$2,548,307	$(1,276,222)	$(2,425)	$1,270,321	$155,014	$1,425,335
Issuance of common stock in offerings	84,410,000	844	—	—	—	—	1,243,192	—	—	1,244,036	—	1,244,036
Offering costs — common stock	—	—	—	—	—	—	(74,498)	—	—	(74,498)	—	(74,498)
Issuance of common stock from the redemption of partnership units	1,216,571	12	—	—	—	—	25,461	—	—	25,473	(25,473)	—
Issuance of nonvested restricted common stock	972,222	—	—	—	—	—	—	—	—	—	—	—
Conversion of Class T and Class I common stock	66,274,793	662	(19,601,476)	(195)	(46,673,320)	(467)	—	—	—	—	—	—
Vested restricted common stock and stock units(2)	—	—	49,051	1	—	—	(72)	—	—	(71)	—	(71)
Amortization of nonvested restricted common stock and stock units	—	—	—	—	—	—	7,309	—	—	7,309	—	7,309
Stock based compensation	—	—	—	—	—	—	—	—	—	—	21	21
Repurchase of common stock	—	—	(431)	—	—	—	(14)	—	—	(14)	—	(14)
Purchase of noncontrolling interests	—	—	—	—	—	—	(162,541)	—	—	(162,541)	(95,901)	(258,442)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(2,634)	(2,634)
Reclassification of noncontrolling interests from mezzanine equity, net	—	—	—	—	—	—	—	—	—	—	15,282	15,282
Adjustment to value of redeemable noncontrolling interests	—	—	—	—	—	—	7,773	—	—	7,773	268	8,041
Distributions declared ($0.75 per share)	—	—	—	—	—	—	—	(104,530)	—	(104,530)	—	(104,530)
Net (loss) income	—	—	—	—	—	—	—	(6,039)	—	(6,039)	2,896	(3,143)	(1)
Other comprehensive income	—	—	—	—	—	—	—	—	272	272	—	272
BALANCE — September 30, 2024	152,873,586	$1,518	—	$—	—	$—	$3,594,917	$(1,386,791)	$(2,153)	$2,207,491	$49,473	$2,256,964

AMERICAN HEALTHCARE REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)

For the Three and Nine Months Ended September 30, 2025 and 2024

(In thousands, except share and per share amounts) (Unaudited)

(1)
For the three months ended September 30, 2025 and 2024, amounts exclude $0 and $4, respectively, of net income attributable to redeemable noncontrolling interests. For the nine months ended September 30, 2025 and 2024, amounts exclude ($15) and ($28), respectively, of net loss attributable to redeemable noncontrolling interests. See Note 11, Redeemable Noncontrolling Interests, for further discussion.
(2)
The amounts are shown net of common stock withheld to satisfy employee minimum tax withholding requirements in connection with the vesting of restricted common stock and stock units. See Note 12, Equity — Equity Compensation Plans, for further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2025 and 2024

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$59,878	$(3,171)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	132,236	132,277
Other amortization	28,753	32,299
Deferred rent	(2,286)	(2,563)
Stock based compensation	9,170	7,833
Loss (gain) on dispositions of real estate investments, net	2,344	(2,257)
Impairment of real estate investments	38,133	—
Loss from unconsolidated entities	2,624	4,363
Deferred income taxes	(21,401)	—
Gain on re-measurement of previously held equity interest	(14,580)	—
Foreign currency gain	(3,194)	(2,332)
Loss on extinguishments of debt	1,784	1,406
Change in fair value of derivative financial instruments	1,213	2,162
Changes in operating assets and liabilities:
Accounts and other receivables	4,160	(22,020)
Other assets	(5,893)	(11,953)
Accounts payable and accrued liabilities	27,579	8,075
Operating lease liabilities	(22,793)	(25,105)
Security deposits, prepaid rent and other liabilities	1,549	(2,436)
Net cash provided by operating activities	239,276	116,578
CASH FLOWS FROM INVESTING ACTIVITIES
Developments and capital expenditures	(80,429)	(62,256)
Acquisitions of real estate investments	(340,401)	(52,107)
Proceeds from dispositions of real estate investments	46,582	14,529
Investments in unconsolidated entities	(443)	—
Issuances of real estate notes receivable	(5,855)	(19,953)
Principal repayments on real estate notes receivable	9,625	23,683
Real estate and other deposits	(2,398)	163
Net cash used in investing activities	(373,319)	(95,941)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgage loans payable	30,000	61,942
Payments on mortgage loans payable	(43,712)	(211,191)
Borrowings under the lines of credit and term loan	215,000	567,800
Payments on the lines of credit and term loan	(354,032)	(1,195,991)
Payments on financing and other obligations	(1,398)	(2,967)
Deferred financing costs	(259)	(8,220)
Debt extinguishment costs	(104)	—
Proceeds from issuance of common stock in offerings	479,576	1,244,036
Proceeds from issuance of common stock pursuant to employee stock purchase plan	238	—
Payment of offering costs	(4,737)	(69,908)
Distributions paid	(120,666)	(82,591)
Repurchase of common stock	—	(14)
Payments to taxing authorities in connection with common stock directly withheld from employees	(2,402)	(71)
Purchase of noncontrolling interests	—	(258,442)
Distributions to noncontrolling interests	(1,816)	(2,938)

AMERICAN HEALTHCARE REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

For the Nine Months Ended September 30, 2025 and 2024

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2025	2024
Redemptions of noncontrolling interests	$—	$(36,083)
Security deposits	(649)	(123)
Net cash provided by financing activities	195,039	5,239
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	60,996	25,876
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	66	14
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	123,301	90,782
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$184,363	$116,672

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period:
Cash and cash equivalents	$76,702	$43,445
Restricted cash	46,599	47,337
Cash, cash equivalents and restricted cash	$123,301	$90,782

End of period:
Cash and cash equivalents	$147,364	$67,850
Restricted cash	36,999	48,822
Cash, cash equivalents and restricted cash	$184,363	$116,672

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$61,150	$90,807
Income taxes	$1,112	$895
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued developments and capital expenditures	$27,347	$22,848
Capital expenditures from financing and other obligations	$—	$353
Tenant improvement overage	$164	$3,753
Acquisition of real estate investments with assumed mortgage loans payable, net of debt discount	$—	$127,254
Settlement of real estate notes receivable upon acquisition of unconsolidated entity	$18,000	$—
Reclassification of noncontrolling interests from mezzanine equity, net	$—	$15,282
Issuance of common stock from the redemption of operating partnership units	$—	$25,473
Distributions declared but not paid	$43,986	$39,224
Accrued offering costs	$262	$1,028
The following represents the net increase (decrease) in certain assets and liabilities in connection with our acquisitions and dispositions of investments:
Accounts and other receivables	$3,289	$343
Other assets, net	$(10,958)	$(3,868)
Accounts payable and accrued liabilities	$2,591	$97
Security deposits and other liabilities	$490	$(236)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended September 30, 2025 and 2024

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

Operating Partnership

We conduct substantially all of our operations through American Healthcare REIT Holdings, LP, or our operating partnership, and we are the sole general partner of our operating partnership. As of September 30, 2025 and December 31, 2024, we owned 98.8% and 98.7%, respectively, of the operating partnership units, or OP units, in our operating partnership, and the remaining 1.2% and 1.3% of the OP units, respectively, were owned by the following limited partners: (i) AHI Group Holdings, LLC, which is owned and controlled by Jeffrey T. Hanson, the non-executive Chairman of our board of directors, or our board, Danny Prosky, our Chief Executive Officer, President and director, and Mathieu B. Streiff, one of our non-executive directors; and (ii) a wholly-owned subsidiary of Griffin Capital Company, LLC. See Note 11, Redeemable Noncontrolling Interests, and Note 12, Equity — Noncontrolling Interests in Total Equity, for a further discussion of the ownership in our operating partnership.

Real Estate Investments Portfolio

We currently operate through four reportable business segments: ISHC, OM, SHOP and triple-net leased properties. As of September 30, 2025, we owned and/or operated 315 buildings and ISHC representing approximately 20,132,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $4,778,477,000. In addition, as of September 30, 2025, we also owned a real estate-related debt investment purchased for $60,429,000.

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

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, wholly-owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries of which we have control will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership and as of September 30, 2025 and December 31, 2024, we owned a 98.8% and 98.7%, respectively, general partnership interest therein, and the remaining 1.2% and 1.3%, respectively, partnership interest was owned by the limited partners.

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

Revenue Recognition — Resident Fees and Services Revenue

Disaggregation of Resident Fees and Services Revenue

The following tables disaggregate our resident fees and services revenue by line of business, according to whether such revenue is recognized at a point in time or over time, for the periods presented below (in thousands):

	Three Months Ended September 30,
	2025			2024
	ISHC	SHOP(1)	Total	ISHC	SHOP(1)	Total
Over time	$371,285	$79,861	$451,146	$337,105	$65,494	$402,599
Point in time	78,434	2,478	80,912	72,521	1,714	74,235
Total resident fees and services	$449,719	$82,339	$532,058	$409,626	$67,208	$476,834

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Nine Months Ended September 30,
	2025			2024
	ISHC	SHOP(1)	Total	ISHC	SHOP(1)	Total
Over time	$1,075,733	$226,943	$1,302,676	$987,240	$185,768	$1,173,008
Point in time	221,175	6,668	227,843	209,282	4,675	213,957
Total resident fees and services	$1,296,908	$233,611	$1,530,519	$1,196,522	$190,443	$1,386,965

The following tables disaggregate our resident fees and services revenue by payor class, for the periods presented below (in thousands):

	Three Months Ended September 30,
	2025			2024
	ISHC	SHOP(1)	Total	ISHC	SHOP(1)	Total
Medicare	$178,054	$1,542	$179,596	$201,171	$1,637	$202,808
Private and other payors	170,423	70,161	240,584	108,526	56,087	164,613
Medicaid	101,242	10,636	111,878	99,929	9,484	109,413
Total resident fees and services	$449,719	$82,339	$532,058	$409,626	$67,208	$476,834

	Nine Months Ended September 30,
	2025			2024
	ISHC	SHOP(1)	Total	ISHC	SHOP(1)	Total
Medicare	$513,536	$4,787	$518,323	$446,507	$4,363	$450,870
Private and other payors	491,642	197,655	689,297	472,432	161,060	633,492
Medicaid	291,730	31,169	322,899	277,583	25,020	302,603
Total resident fees and services	$1,296,908	$233,611	$1,530,519	$1,196,522	$190,443	$1,386,965

___________

(1)
Includes fees for basic housing, as well as fees for assisted living or skilled nursing care. We record revenue when services are rendered at amounts billable to individual residents. Residency agreements are generally for a term of 30 days, with resident fees billed monthly in advance. For residents under reimbursement arrangements with third-party payors, including Medicaid, Medicare and private insurers, revenue is recorded based on contractually agreed-upon amounts or rates on a daily, per resident basis or as services are performed.

Accounts Receivable, Net — Resident Fees and Services Revenue

The beginning and ending balances of accounts receivable, net — resident fees and services are as follows (in thousands):

	Private and Other Payors	Medicare	Medicaid	Total
Beginning balance — January 1, 2025	$69,198	$57,807	$39,966	$166,971
Ending balance — September 30, 2025	67,521	62,586	38,887	168,994
(Decrease)/increase	$(1,677)	$4,779	$(1,079)	$2,023

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Deferred Revenue — Resident Fees and Services Revenue

Deferred revenue is included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets. The beginning and ending balances of deferred revenue — resident fees and services, almost all of which relates to private and other payors, are as follows (in thousands):

Total
Beginning balance — January 1, 2025	$24,727
Ending balance — September 30, 2025	30,870
Increase	$6,143

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

The following is a summary of our adjustments to allowances for the periods presented below (in thousands):

	Nine Months Ended September 30,
	2025	2024
Beginning balance	$22,582	$17,037
Additional allowances	24,166	20,750
Write-offs	(10,620)	(13,971)
Recoveries collected or adjustments	(7,988)	(2,262)
Ending balance	$28,140	$21,554

Accounts Payable and Accrued Liabilities

As of September 30, 2025 and December 31, 2024, accounts payable and accrued liabilities primarily include reimbursement of payroll-related costs to the managers of our ISHC and SHOP of $59,444,000 and $45,438,000, respectively, insurance reserves of $52,321,000 and $47,578,000, respectively, accrued distributions of $43,986,000 and $40,375,000, respectively, accrued property taxes of $28,086,000 and $23,540,000, respectively, and accrued developments and capital expenditures of $27,347,000 and $22,644,000, respectively.

Transaction, Transition and Restructuring Costs

Transaction, transition and restructuring costs include expenses relating to: (i) the acquisition of real estate properties or entities owning real estate properties that are accounted for as business combinations; (ii) spin-offs or joint ventures; (iii) significant management agreement transactions and similar arrangements; (iv) the transition and integration expenses incurred by properties that have undergone operator or business model transitions; (v) debt investment conversions or restructuring; and (vi) organizational and other restructuring activities. Transaction, transition and restructuring costs were formerly known as business acquisition expenses in our accompanying condensed consolidated statements of operations and comprehensive income (loss).

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

3. Real Estate Investments

Our real estate investments, net consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Building, improvements and construction in process	$3,877,322	$3,619,555
Land and improvements	365,372	353,317
Furniture, fixtures and equipment	292,141	262,742
	4,534,835	4,235,614
Less: accumulated depreciation	(936,228)	(868,966)
Total	$3,598,607	$3,366,648

Depreciation expense for the three months ended September 30, 2025 and 2024 was $39,644,000 and $37,610,000, respectively, and for the nine months ended September 30, 2025 and 2024 was $113,505,000 and $111,611,000, respectively.

The following is a summary of our capital expenditures by reportable segment for the periods presented below (in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
ISHC	$29,062	$60,588
SHOP	5,165	12,523
OM	7,155	11,686
Triple-net leased properties	(18)	248
Total	$41,364	$85,045

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Included in the capital expenditure amounts above are costs for the development and expansion of our ISHC. For the three and nine months ended September 30, 2025, we did not place in service any developments or expansions.

Acquisitions of Real Estate Investments

Acquisitions Accounted for as Asset Acquisitions

For the nine months ended September 30, 2025, we acquired 12 land parcels in Indiana, Kentucky, Michigan and Ohio for an aggregate contract purchase price of $3,968,000, plus closing costs, for the future development of ISHC. For the nine months ended September 30, 2025, using cash and debt financing, we also acquired 11 ISHC and four SHOP.

The following is a summary of such acquisitions (dollars in thousands):

Location	Number of Buildings/ Campuses	Type	Date Acquired	Contract Purchase Price	Line of Credit
Evansville, IN	1	ISHC	02/26/25	$16,087	$8,000
Fredericksburg, VA	1	SHOP	04/14/25	65,000	61,500
Hillard, Lancaster and Liberty Township, OH and Hudsonville and Muskegon, MI(1)	5	ISHC	07/01/25	118,396	—
Saint Paul, MN	1	SHOP	07/01/25	28,000	—
Colerain Township, OH	1	ISHC	07/15/25	7,245	—
Bardstown, Danville, Shelbyville and Winchester, KY	4	ISHC	07/16/25	65,250	44,000
Hayden, ID	1	SHOP	08/01/25	5,500	—
Grand Rapids, MN	1	SHOP	08/15/25	32,500	6,500
Total	15			$337,978	$120,000

(1)
We, through wholly-owned subsidiaries of Trilogy Investors, LLC, or Trilogy, acquired a 51.0% controlling interest in a privately-held company, Trilogy Opportunity Fund I, LLC, or TOF, that owns and/or operates five integrated senior health campuses, from an unaffiliated third party. The acquisition price of TOF was $118,396,000 plus immaterial closing costs, which was primarily acquired using cash on hand. Prior to such acquisition, we owned a 49.0% interest in TOF, which was accounted for as an equity method investment and included in investments in unconsolidated entities within other assets, net in our accompanying condensed consolidated balance sheet as of December 31, 2024. Therefore, through June 30, 2025, our 49.0% equity interest in the net earnings or losses of TOF was included in income or loss from unconsolidated entities in our accompanying condensed consolidated statements of operations and comprehensive income (loss). In connection with the acquisition of the remaining interest in TOF, we now have a 100% controlling interest in TOF. As a result, we re-measured the fair value of our previously held equity interest in TOF and recognized a gain on re-measurement of $14,580,000 in our accompanying condensed consolidated statements of operations and comprehensive income (loss).

We accounted for such acquisitions of land and real estate investments completed during the nine months ended September 30, 2025 as asset acquisitions. The following table summarizes the purchase price of such assets acquired at the time of acquisition based on their relative fair values and adjusted for $8,044,000 operating lease right-of-use assets and $9,383,000 operating lease liabilities (in thousands):

2025 Acquisitions
Building and improvements	$303,693
Land	27,800
In-place leases	35,849
Furniture, fixtures and equipment	10,998
Certificates of need	5,007
Total assets acquired	$383,347

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Acquisitions Accounted for as Business Combinations

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

On September 3, 2024, we acquired a portfolio of five senior housing properties in Washington from an unaffiliated third party, which properties are included in our SHOP segment. These properties are also part of the underlying collateral pool of real estate assets securing our debt security investment and were acquired by assuming the outstanding principal balance of each related mortgage loan payable from a defaulting borrower. The aggregated principal balance of such assumed mortgage loans payable was $36,178,000 at the time of acquisition. No cash consideration was exchanged as part of the transaction; however, we incurred transaction costs of $2,904,000 related to the acquisition of such properties. See Note 4, Debt Security Investment, for a further discussion.

We did not complete any real estate acquisitions accounted for as business combinations for the nine months ended September 30, 2025. Based on quantitative and qualitative considerations, our 2024 business combinations were not material to us individually or in the aggregate, and therefore, pro forma financial information was not provided. The table below summarizes the acquisition date fair values of the assets acquired and liabilities assumed of our business combinations during the nine months ended September 30, 2024 (in thousands):

2024 Acquisitions
Building and improvements	$90,531
Land	19,006
In-place leases	17,717
Accounts receivable	343
Other assets	175
Total assets acquired	127,772
Mortgage loans payable (including debt discount of $3,385)	(127,254)
Accounts payable and accrued liabilities	(518)
Total liabilities assumed	(127,772)
Net assets acquired	$—

Dispositions of Real Estate Investments

For the nine months ended September 30, 2025, we disposed of one SHOP, two ISHC, eight OM buildings, and one triple-net leased property. We recognized a total net loss on such dispositions of $2,346,000. The following is a summary of such dispositions (dollars in thousands):

Location	Number of Buildings/Campuses	Type	Date Disposed	Contract Sales Price
Lansing, MI	1	SHOP	02/11/25	$3,250
Greenville, OH	1	ISHC	03/01/25	6,700
King of Prussia, PA	1	OM	04/08/25	12,902
Chesterfield, MO	1	OM	05/01/25	6,777
Springfield, OH	1	ISHC	05/01/25	9,300
Crown Point, IN	1	OM	05/13/25	4,500
Wichita, KS	1	OM	07/16/25	1,825
Waterloo, IL	3	OM	09/10/25	2,000
Battle Creek, MI	1	OM	09/26/25	2,600
Brighton, MA	1	Triple-net leased property	09/29/25	6,600
Total	12			$56,454

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Impairment of Real Estate Investments

As we continue to evaluate our properties based on their historical operating performance and our expected holding period, for the three and nine months ended September 30, 2025, we recognized an aggregate impairment charge of $3,768,000 and $38,133,000, for one and seven OM buildings, respectively. The fair value of six of the impaired OM buildings were determined by the sales price of the respective executed purchase and sale agreement with a third-party buyer, which were considered a Level 2 measurement within the fair value hierarchy. The fair value of the one remaining impaired OM building was based on our expected discounted future cash flows where the most significant inputs that were used to determine the fair value of such property was the capitalization rate and the discount rate. For such impaired OM building, the capitalization rate ranged from 6.90% to 7.40%, and the discount rate ranged from 7.90% to 8.40%, which inputs were considered Level 3 measurements within the fair value hierarchy. We subsequently disposed of six of such impaired OM buildings during 2025 for an aggregate contract sales price of $13,202,000 and recognized a total loss on sale of $1,317,000. For both the three and nine months ended September 30, 2024, we did not recognize any impairment of real estate investments.

4. Debt Security Investment

Our investment in a commercial mortgage-backed debt security, or debt security, bears an interest rate on the stated principal amount thereof equal to 4.24% per annum, the terms of which security provide for monthly interest-only payments. The debt security was issued by an unaffiliated mortgage trust and represented an approximate 10% beneficial ownership interest in such mortgage trust. The debt security is subordinate to all other interests in the mortgage trust and is not guaranteed by a government-sponsored entity. The debt security was originally due to mature on August 25, 2025 at an aggregate stated amount of $93,433,000.

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

As of September 30, 2025 and December 31, 2024, the carrying amount of the debt security investment was $91,992,000 and $91,264,000, respectively, net of unamortized closing costs of $105,000 and $165,000, respectively. Accretion on the debt security for the three months ended September 30, 2025 and 2024 was $154,000 and $1,168,000, respectively, and for the nine months ended September 30, 2025 and 2024 was $788,000 and $3,447,000, respectively, which is recorded as an increase to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Amortization expense of closing costs for the three months ended September 30, 2025 and 2024 was $11,000 and $82,000, respectively, and for the nine months ended September 30, 2025 and 2024 was $60,000 and $238,000, respectively, which is recorded as a decrease to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss). We evaluated credit quality indicators such as the agency ratings and the underlying collateral of such investment in order to determine expected future credit loss. For the three and nine months ended September 30, 2025 and 2024, we did not record a credit loss.

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

5. Identified Intangible Assets and Liabilities

Identified intangible assets, net and identified intangible liabilities, net consisted of the following as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025	December 31, 2024
Amortized intangible assets:
In-place leases, net of accumulated amortization of $35,093 and $41,764 as of September 30, 2025 and December 31, 2024, respectively (with a weighted average remaining life of 3.5 years and 5.9 years as of September 30, 2025 and December 31, 2024, respectively)	$47,751	$28,906
Above-market leases, net of accumulated amortization of $7,460 and $8,309 as of September 30, 2025 and December 31, 2024, respectively (with a weighted average remaining life of 6.5 years and 6.9 years as of September 30, 2025 and December 31, 2024, respectively)	10,428	12,700
Unamortized intangible assets:
Certificates of need	102,924	99,600
Trade names	20,267	20,267
Total identified intangible assets, net	$181,370	$161,473

Amortized intangible liabilities:
Below-market leases, net of accumulated amortization of $2,302 and $2,442 as of September 30, 2025 and December 31, 2024, respectively (with a weighted average remaining life of 4.6 years and 5.0 years as of September 30, 2025 and December 31, 2024, respectively)	$2,250	$3,001
Total identified intangible liabilities, net	$2,250	$3,001

Amortization expense on identified intangible assets for the three months ended September 30, 2025 and 2024 was $9,272,000 and $6,652,000, respectively, which included $473,000 and $694,000, respectively, of amortization recorded as a decrease to real estate revenue for above-market leases in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Amortization expense on identified intangible assets for the nine months ended September 30, 2025 and 2024 was $18,162,000 and $20,793,000, respectively, which included $1,624,000 and $2,101,000, respectively, of amortization recorded as a decrease to real estate revenue for above-market leases in our accompanying condensed consolidated statements of operations and comprehensive income (loss).

Amortization expense on below-market leases for the three months ended September 30, 2025 and 2024 was $178,000 and $262,000, respectively, and for the nine months ended September 30, 2025 and 2024 was $561,000 and $824,000, respectively, which is recorded as an increase to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss).

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The aggregate weighted average remaining life of the identified intangible assets was 4.1 years and 6.2 years as of September 30, 2025 and December 31, 2024, respectively. The aggregate weighted average remaining life of the identified intangible liabilities was 4.6 years and 5.0 years as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, estimated amortization expense on the identified intangible assets and liabilities for the remaining three months ending December 31, 2025 and for each of the next four years ending December 31, and thereafter was as follows (in thousands):

	Amortization Expense
Year	Intangible Assets	Intangible Liabilities
2025	$8,197	$(140)
2026	25,613	(524)
2027	7,474	(514)
2028	4,483	(478)
2029	3,833	(338)
Thereafter	8,579	(256)
Total	$58,179	$(2,250)

6. Other Assets

Other assets, net consisted of the following as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025	December 31, 2024
Deferred rent receivables	$48,685	$47,520
Prepaid expenses, deposits and other assets	34,879	29,859
Deferred tax assets, net	21,401	—
Inventory — finished goods	20,242	19,477
Lease commissions, net of accumulated amortization of $9,319 and $8,270 as of September 30, 2025 and December 31, 2024, respectively	17,080	17,680
Investments in unconsolidated entities	3,169	13,924
Deferred financing costs, net of accumulated amortization of $1,599 and $9,224 as of September 30, 2025 and December 31, 2024, respectively	2,239	3,760
Lease inducement, net of accumulated amortization of $3,158 and $2,895 as of September 30, 2025 and December 31, 2024, respectively (with a weighted average remaining life of 5.3 years and 5.9 years as of September 30, 2025 and December 31, 2024, respectively)	1,842	2,105
Derivative financial instruments	173	1,013
Total	$149,710	$135,338

Deferred financing costs included in other assets were related to the 2023 Trilogy Credit Facility, as defined in Note 8, Lines of Credit and Term Loan, as well as the senior unsecured revolving credit facility portions of the 2024 Credit Facility, as defined in Note 8, Lines of Credit and Term Loan, and our previous credit facility, as discussed below. In March 2025, in connection with the termination of the 2023 Trilogy Credit Facility, we incurred a loss on extinguishment of $537,000 primarily consisting of the write-off of unamortized deferred financing costs associated with the 2023 Trilogy Credit Facility. In February 2024, in connection with the replacement of our previous credit facility with the 2024 Credit Facility, we incurred an aggregate loss on extinguishment of $565,000 due to the partial write-off of unamortized deferred financing costs related to the senior unsecured revolving credit facility portion of our previous credit facility. Loss on extinguishment of debt is recorded as an increase to interest expense in our accompanying condensed consolidated statements of operations and comprehensive income (loss). See Note 8, Lines of Credit and Term Loan, for further discussion of our lines of credit. Amortization expense on lease inducement for both the three months ended September 30, 2025 and 2024 was $87,000, and for both the nine months ended September 30, 2025 and 2024 was $263,000, which is recorded as a decrease to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss).

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

7. Mortgage Loans Payable

Mortgage loans payable, net consisted of the following as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025	December 31, 2024
Fixed-rate debt (85 and 89 loans as of September 30, 2025 and December 31, 2024, respectively)	$991,012	$1,004,724
Less: deferred financing costs, net	(9,683)	(10,007)
Add: premium	—	103
Less: discount	(9,928)	(12,749)
Mortgage loans payable, net	$971,401	$982,071

Based on interest rates in effect as of September 30, 2025 and December 31, 2024, effective interest rates on mortgage loans payable ranged from 2.21% to 5.99% per annum, with a weighted average effective interest rate of 3.73% and 3.67%, respectively. We are required by the terms of certain loan documents to meet certain reporting requirements and covenants, such as net worth ratios, fixed charge coverage ratios and leverage ratios.

The following table reflects the changes in the carrying amount of mortgage loans payable, net for the periods presented below (in thousands):

	Nine Months Ended September 30,
	2025	2024
Beginning balance	$982,071	$1,302,396
Additions:
Borrowings under mortgage loans payable	30,000	61,942
Assumption of mortgage loans payable due to acquisition of real estate investments, net	—	127,254
Amortization of deferred financing costs	1,338	1,955
Amortization of discount/premium on mortgage loans payable, net	2,717	3,699
Deductions:
Scheduled principal payments on mortgage loans payable	(27,267)	(15,219)
Early payoff of mortgage loans payable	(1,191)	(195,972)
Payoff of mortgage loans payable due to dispositions of real estate investments	(15,254)	—
Deferred financing costs	(1,013)	(3,202)
Ending balance	$971,401	$1,282,853

Amortization of deferred financing costs and amortization of discount/premium on mortgage loans payable is included in interest expense in our accompanying condensed consolidated statements of operations and comprehensive income (loss). For the three and nine months ended September 30, 2025, we incurred an aggregate net gain (loss) on the early extinguishment of mortgage loans payable of $26,000 and $(1,247,000), respectively, which is recorded as a decrease (increase) to interest expense in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Such net gain (loss) was related to the payoff of a mortgage loan payable resulting from the disposition of the underlying real estate investment in May 2025 and the early payoff of a mortgage loan payable in August 2025 that was due to mature in August 2029. For the three and nine months ended September 30, 2024, we incurred an aggregate loss on the early extinguishment of a mortgage loan payable of $(157,000) and $(872,000), respectively. Such aggregate loss was primarily related to the payoff of approximately $176,145,000 of mortgage loans payable using the net proceeds from the February 2024 Offering, as defined and described in Note 12, Equity.

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of September 30, 2025, the principal payments due on our mortgage loans payable for the remaining three months ending December 31, 2025 and for each of the next four years ending December 31, and thereafter were as follows (in thousands):

Year	Amount
2025	$5,447
2026	159,687
2027	56,182
2028	139,740
2029	16,963
Thereafter	612,993
Total	$991,012

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

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of both September 30, 2025 and December 31, 2024, our aggregate borrowing capacity under the 2024 Credit Facility was $1,150,000,000, excluding the $25,000,000 standby letters of credit described above. As of September 30, 2025 and December 31, 2024, borrowings outstanding under the 2024 Credit Facility totaled $550,000,000 ($549,696,000, net of deferred financing costs related to the senior unsecured term loan facility portion of the 2024 Credit Facility), and $689,000,000 ($688,502,000, net of deferred financing costs related to the senior unsecured term loan facility portion of the 2024 Credit Facility), respectively, and the weighted average interest rate on such borrowings outstanding was 5.47% and 5.67% per annum, respectively.

2023 Trilogy Credit Facility

We, through our indirect subsidiary, or Trilogy RER, LLC, were party to an amended loan agreement, or the 2023 Trilogy Credit Agreement, by and among certain subsidiaries of Trilogy OpCo, LLC, Trilogy RER, LLC, and Trilogy Pro Services, LLC; KeyBank; CIT Bank, N.A.; Regions Bank; KeyBanc Capital Markets, Inc.; Regions Capital Markets; Bank of America; The Huntington National Bank; and a syndicate of other banks, as lenders named therein, with respect to a senior secured revolving credit facility that had an aggregate maximum principal amount of $400,000,000, consisting of: (i) a $365,000,000 secured revolver supported by real estate assets and ancillary business cash flow and (ii) a $35,000,000 accounts receivable revolving credit facility supported by eligible accounts receivable, or the 2023 Trilogy Credit Facility.

As of December 31, 2024, our aggregate borrowing capacity under the 2023 Trilogy Credit Facility was $400,000,000 and borrowings outstanding totaled $32,000 with a weighted average interest rate of 7.30% per annum. The 2023 Trilogy Credit Facility was originally due to mature on June 5, 2025. On March 3, 2025, we repaid all borrowings and terminated the 2023 Trilogy Credit Facility, and therefore, we do not have any obligations remaining under the 2023 Trilogy Credit Agreement.

See Note 19, Subsequent Event, for a further discussion of our lines of credit.

9. Derivative Financial Instruments

We use derivative financial instruments to manage interest rate risk associated with variable-rate debt. We recorded such derivative financial instruments in our accompanying condensed consolidated balance sheets as either an asset or a liability, as applicable, measured at fair value. The following table lists the derivative financial instruments held by us as of September 30, 2025 and December 31, 2024, which were included in other assets and other liabilities in our accompanying condensed consolidated balance sheets (dollars in thousands):

						Fair Value
Instrument	Notional Amount	Index	Interest Rate	Effective Date	Maturity Date	September 30, 2025	December 31, 2024
Swap	$275,000	Daily SOFR	3.74%	02/01/23	01/19/26	$173	$1,013
Swap	$275,000	Daily SOFR	4.41%	08/08/23	01/19/26	(389)	(909)
Swap	$350,000	Daily SOFR	3.51%	01/20/26	01/19/27	(562)	—
Swap	$200,000	Daily SOFR	3.52%	01/20/26	01/19/27	(331)	—
						$(1,109)	$104

As of both September 30, 2025 and December 31, 2024, none of our derivative financial instruments were designated as hedges. Derivative financial instruments not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements. For the three months ended September 30, 2025 and 2024, we recorded a net gain (loss) in the fair value of derivative financial instruments of $166,000 and $(8,967,000), respectively, and for the nine months ended September 30, 2025 and 2024, we recorded a net loss in the fair value of derivative financial instruments of $(1,213,000) and $(2,162,000), respectively, as an decrease (increase) to total interest expense in our accompanying condensed consolidated statements of operations and comprehensive income (loss) related to the change in the fair value of our derivative financial instruments.

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

11. Redeemable Noncontrolling Interests

As of September 30, 2025 and December 31, 2024, we, through our direct and indirect subsidiaries, owned a 98.8% and 98.7%, respectively, general partnership interest in our operating partnership, and the remaining 1.2% and 1.3%, respectively, limited partnership interest in our operating partnership was owned by limited partners. Some of the limited partnership units outstanding had redemption features outside of our control and were accounted for as redeemable noncontrolling interests presented outside of permanent equity prior to February 9, 2024. As a result of the closing of the February 2024 Offering, as defined and described in Note 12, Equity, and listing of our Common Stock, as defined and described in Note 12, Equity, on the New York Stock Exchange, or NYSE, such redemption features are no longer outside of our control, and we reclassified the carrying amount of such interests as of such date to noncontrolling interests in total equity in our accompanying condensed consolidated balance sheet. See Note 12, Equity, for a further discussion.

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

	Nine Months Ended September 30,
	2025	2024
Beginning balance	$220	$33,843
Reclassification from equity	—	21
Reclassification to equity	—	(15,303)
Distributions	—	(3)
Redemption of redeemable noncontrolling interests	—	(10,771)
Adjustment to redemption value	(205)	(7,539)
Net loss attributable to redeemable noncontrolling interests	(15)	(28)
Ending balance	$—	$220

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

12. Equity

Preferred Stock

Pursuant to our charter, we are authorized to issue 200,000,000 shares of our preferred stock, $0.01 par value per share. As of both September 30, 2025 and December 31, 2024, no shares of preferred stock were issued and outstanding.

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

On September 20, 2024, we closed our follow-on underwritten public offering, or the September 2024 Offering, and issued 20,010,000 shares of Common Stock for a total of $471,236,000 in gross offering proceeds. We received $451,207,000 in net offering proceeds, after deducting the underwriting discount, which was used to: (i) exercise our option to purchase our joint venture partner’s 24.0% minority membership interest in Trilogy REIT Holdings LLC, or Trilogy REIT Holdings; (ii) repay $116,000,000 of borrowings outstanding under the 2023 Trilogy Credit Facility; and (iii) repay $78,000,000 of borrowings outstanding under the 2024 Credit Facility. See “Noncontrolling Interests in Total Equity – Membership Interest in Trilogy REIT Holdings” section below for a further discussion of the purchase of such joint venture interest.

ATM Direct Share Issuances

On November 18, 2024, we entered into a sales agreement and established an at-the-market, or ATM, equity offering program, or the 2024 ATM Offering, pursuant to which we offered to sell shares of Common Stock, having an aggregate gross sales price of up to $500,000,000. In July 2025, we completed all sales pursuant to the 2024 ATM Offering, and no shares of our Common Stock remain available for future sales under the 2024 ATM Offering. During the three and nine months ended September 30, 2025, we directly issued an aggregate of 432,367 and 7,461,057 shares of Common Stock, respectively, under the 2024 ATM Offering for gross proceeds of $15,671,000 and $251,971,000, respectively, at an average gross price of $36.25 per share and $33.77 per share, respectively, excluding shares issued pursuant to a forward sales agreement discussed below.

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

On August 8, 2025, concurrent with the termination of the 2024 ATM Offering, we entered into a sales agreement with BofA Securities, Inc., Barclays Capital Inc., Citigroup Global Markets Inc., Citizens JMP Securities, LLC, Credit Agricole Securities (USA) Inc., Fifth Third Securities, Inc., KeyBanc Capital Markets Inc., Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, Regions Securities LLC and Truist Securities, Inc. and established a new ATM equity offering program, or the 2025 ATM Offering, pursuant to which we may, from time to time, offer and sell shares of Common Stock having an aggregate gross sales price of up to $1,000,000,000. During both the three and nine months ended September 30, 2025, we directly issued an aggregate of 2,455,858 shares of Common Stock under the 2025 ATM Offering for gross proceeds of $100,581,000, at an average gross price of $40.96 per share, which excludes unsettled shares sold pursuant to a forward sales agreement discussed below. As of September 30, 2025, the remaining amount available under the 2025 ATM Offering for future sales of Common Stock was $649,446,000, which excludes unsettled shares sold pursuant to a forward sales agreement discussed below.

Shares sold through our ATM offering programs were offered and sold in amounts determined by us from time to time, and are sold in negotiated transactions at market prices prevailing at the time of sale in accordance with Rule 415 under the Securities Act of 1933, as amended.

ATM Forward Sales Agreements

Our ATM offering programs allow us to enter into forward sales agreements which give us the ability to lock in a share price on the sale of Common Stock at or shortly after the time the forward sales agreement becomes effective, while postponing the receipt of proceeds from the sale of shares until a future date. Forward sales agreements generally have a maturity of one to two years. At any time during the term of a forward sales agreement, we are able to settle a forward sales agreement by delivery of physical shares of Common Stock to the forward purchaser or, at our election, subject to certain exceptions, settle in cash or by net share settlement. The forward sales price we expect to receive upon settlement of outstanding forward sales agreements is the initial forward price, net of commissions, established on or shortly after the effective date of the relevant forward sales agreement, subject to adjustments for accrued interest, the forward purchasers’ stock borrowing costs, and certain fixed price reductions for expected dividends on our Common Stock during the term of the forward sales agreement.

On June 11, 2025, we entered into a forward sales agreement pursuant to the 2024 ATM Offering, which agreement would have matured on June 11, 2026. On July 1, 2025, we settled the entire amount of shares outstanding under such forward sales agreement and issued 3,554,525 shares of Common Stock for gross proceeds of $127,809,000, at an average gross price of $35.96 per share, before commissions, fees and other adjustments.

During the three months ended September 30, 2025, we entered into additional forward sales agreements pursuant to the 2025 ATM Offering, which agreements mature on October 10, 2026. As of September 30, 2025, 5,866,000 shares of Common Stock related to such agreements remain unsettled, or approximately $249,973,000 in gross proceeds with an average gross price of $42.61. Subsequent to September 30, 2025, we settled the entire amount of shares outstanding under our forward sales agreements and issued 6,474,000 shares of our Common Stock for gross proceeds of $275,106,000 at an average gross price of $42.49 per share, before commissions, fees and other adjustments.

Noncontrolling Interests in Total Equity

Membership Interest in Trilogy REIT Holdings

Prior to September 20, 2024, we were the indirect owner of a 76.0% interest in Trilogy REIT Holdings pursuant to an amended joint venture agreement with an indirect, wholly-owned subsidiary of NorthStar Healthcare Income, Inc., or NHI. NHI indirectly owned a 24.0% membership interest in Trilogy REIT Holdings, and as such, from January 1, 2024 through September 19, 2024, 24.0% of the net earnings of Trilogy REIT Holdings were allocated to noncontrolling interests.

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

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Other Noncontrolling Interests

As of September 30, 2025, we own a 100% interest in a consolidated limited liability company that owned Lakeview IN Medical Plaza. We previously owned an 86.0% interest in such company until February 6, 2024, when we purchased the remaining 14.0% membership interest in such company from an unaffiliated third party for a contract purchase price of $441,000. As such, from January 1, 2024 through February 5, 2024, 14.0% of the net earnings of Lakeview IN Medical Plaza were allocated to noncontrolling interests.

As discussed in Note 1, Organization and Description of Business, as of September 30, 2025 and December 31, 2024, we, through our direct and indirect subsidiaries, owned a 98.8% and 98.7%, respectively, general partnership interest in our operating partnership and the remaining 1.2% and 1.3%, respectively, of the OP units in our operating partnership were owned by limited partners. Some of the limited partnership units outstanding had redemption features outside of our control and were accounted for as redeemable noncontrolling interests presented outside of permanent equity prior to February 9, 2024. As a result of the closing of the February 2024 Offering and the listing of our Common Stock on the NYSE, such redemption features are no longer outside of our control and we reclassified the remaining carrying amount of such redeemable noncontrolling interests as of such date to noncontrolling interests in total equity. See Note 11, Redeemable Noncontrolling Interests, for a further discussion.

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

Restricted common stock

Pursuant to the AHR Incentive Plan, through September 30, 2025, we granted an aggregate of 1,340,897 shares of our restricted common stock, or RSAs, as defined in the AHR Incentive Plan. RSAs were granted to our independent directors in connection with their initial election or re-election to our board or in consideration of their past services rendered, as well as to certain executive officers and key employees. RSAs generally have a vesting period between one to four years and are subject to continuous service through the vesting dates.

Restricted stock units

Pursuant to the AHR Incentive Plan, through September 30, 2025, we granted to our executive officers an aggregate 465,665 of performance-based restricted stock units, or PBUs, representing the right to receive shares of our common stock upon vesting. We also granted to our executive officers and certain employees 591,621 time-based restricted stock units, or TBUs, representing the right to receive shares of our common stock upon vesting. PBUs and TBUs are collectively referred to as RSUs. RSUs granted to executive officers and employees generally have a vesting period of up to three years and are subject to continuous service through the vesting dates and any performance conditions, as applicable.

A summary of the status of our nonvested RSAs and RSUs as of September 30, 2025 and December 31, 2024, and the changes for the nine months ended September 30, 2025 is presented below:

	Number of Nonvested RSAs		Weighted Average Grant Date Fair Value - RSAs	Number of Nonvested RSUs		Weighted Average Grant Date Fair Value - RSUs
Balance — December 31, 2024	1,002,153		$13.53	650,352		$19.36
Granted	24,336		$36.16	328,473		$34.24
Vested	(244,087)	(1)	$13.22	(158,889)	(1)	$24.10
Forfeited/cancelled	—		$—	(3,983)		$37.16
Balance — September 30, 2025	782,402		$14.32	815,953		$26.41

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

(1)
Amount includes 80,379 shares of Common Stock that were withheld to satisfy employee tax minimum withholding requirements associated with the vesting of RSAs and RSUs during the nine months ended September 30, 2025.

Stock compensation expense related to awards granted pursuant to the AHR Incentive Plan for the three months ended September 30, 2025 and 2024 was $3,415,000 and $2,630,000, respectively, and for the nine months ended September 30, 2025 and 2024 was $9,115,000 and $7,309,000, respectively. Such expense was based on the grant date fair value for time-based awards and for performance-based awards that are probable of vesting. Stock compensation expense is included in general and administrative expenses in our accompanying condensed consolidated statements of operations and comprehensive income (loss).

Employee Stock Purchase Plan

In November 2024, we adopted the 2024 Employee Stock Purchase Plan, or the ESPP, pursuant to which eligible employees may purchase shares of our Common Stock at a purchase price equal to the lesser of 85.0% of the fair market value of a share on the applicable enrollment date for such offering period or on the applicable exercise date. The maximum number of shares of our Common Stock that may be issued pursuant to the ESPP is 1,000,000 shares. As of September 30, 2025, employees purchased 10,079 shares under the ESPP and 989,921 shares remained available for future issuance. As of December 31, 2024, no shares were purchased under the ESPP.

Manager Equity Plan

In June 2025, we adopted the 2025 Manager Equity Plan, or the Manager Plan, to align the incentives of our external third-party RIDEA managers with the overall success of our business by issuing equity-based incentives to such RIDEA managers. Pursuant to the Manager Plan, we may issue shares of our Common Stock to the RIDEA managers, which they may in turn issue to their directors, officers, employees, advisors or consultants. The maximum number of shares of our Common Stock that may be issued pursuant to the Manager Plan is 1,000,000 shares. The Manager Plan allows for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based awards. As of September 30, 2025, no shares have been issued under the Manager Plan.

13. Fair Value Measurements

Assets and Liabilities Reported at Fair Value

The table below presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2025, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instrument	$—	$173	$—	$173
Total assets at fair value	$—	$173	$—	$173
Liabilities:
Derivative financial instruments	$—	$(1,282)	$—	$(1,282)
Total liabilities at fair value	$—	$(1,282)	$—	$(1,282)

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

There were no transfers into and out of fair value measurement levels during the nine months ended September 30, 2025 and 2024.

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

Although we determined that the majority of the inputs used to value our derivative financial instruments fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this instrument utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of September 30, 2025, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

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

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The fair value of our debt security investment is estimated using a discounted cash flow analysis using interest rates available to us for investments with similar terms and maturities. The fair values of our mortgage loans payable and our lines of credit and term loan are estimated using discounted cash flow analyses using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that the valuations of our debt security investment, mortgage loans payable and lines of credit and term loan are classified in Level 2 within the fair value hierarchy. The carrying amounts and estimated fair values of such financial instruments as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Financial Assets:
Debt security investment	$91,992	$92,778	$91,264	$93,369
Financial Liabilities:
Mortgage loans payable	$971,401	$889,084	$982,071	$858,102
Lines of credit and term loan	$547,457	$549,982	$684,774	$688,945

(1)
Carrying amount is net of any discount/premium and unamortized deferred financing costs.

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

We recognize the effects of an uncertain tax position on the financial statements, when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of both September 30, 2025 and December 31, 2024, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of September 30, 2025, our valuation allowance partially reserved our net deferred tax assets, and as of December 31, 2024, our valuation allowance fully reserved our net deferred tax assets, due to historical losses and inherent uncertainty of future income. As of September 30, 2025, we determined that there is sufficient positive evidence, including at least three years cumulative pretax income within the TRS of our ISHC segment, that it is more likely than not that $21,401,000 of deferred taxes are realizable. For the three and nine months ended September 30, 2025, income tax benefit in our accompanying condensed consolidated statements of operations and comprehensive income (loss) included the full release of the valuation allowances recorded against the net deferred tax assets for the TRS within our ISHC segment. We will continue to monitor industry and economic conditions and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

15. Leases

Lessor

We have operating leases with tenants that expire at various dates through 2050. For the three months ended September 30, 2025 and 2024, we recognized $40,172,000 and $45,168,000, respectively, of revenues related to operating lease payments, of which $9,103,000 and $8,975,000, respectively, was for variable lease payments. For the nine months ended September 30, 2025 and 2024, we recognized $123,227,000 and $136,382,000, respectively, of revenues related to operating lease payments, of which $27,928,000 and $27,776,000, respectively, was for variable lease payments. As of September 30, 2025, the following table sets forth the undiscounted cash flows for future minimum base rents due under operating leases for the remaining three months ending December 31, 2025 and for each of the next four years ending December 31 and thereafter for properties that we wholly own (in thousands):

Year	Amount
2025	$29,324
2026	115,476
2027	109,776
2028	99,111
2029	86,721
Thereafter	485,316
Total	$925,724

Lessee

We lease certain land, buildings, campus, office equipment and automobiles. We have lease agreements with lease and non-lease components, which are generally accounted for separately. Most leases include one or more options to renew, with renewal terms that generally can extend at various dates through 2107, excluding extension options. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. As of September 30, 2025, we had future lease payments of $2,901,000 for an operating lease that had not yet commenced. Such operating lease will commence in fiscal year 2025 with a lease term up to 10 years.

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

The components of lease costs were as follows (in thousands):

		Three Months Ended September 30,
Lease Cost	Classification	2025	2024
Operating lease cost(1)	Property operating expenses, rental expenses or general and administrative expenses	$8,469	$9,060
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	16	556
Interest on lease liabilities	Interest expense	3	156
Sublease income	Resident fees and services revenue or other income	(52)	(144)
Total lease cost		$8,436	$9,628

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

		Nine Months Ended September 30,
Lease Cost	Classification	2025	2024
Operating lease cost(1)	Property operating expenses, rental expenses or general and administrative expenses	$26,118	$29,212
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	48	1,672
Interest on lease liabilities	Interest expense	10	464
Sublease income	Resident fees and services revenue or other income	(289)	(436)
Total lease cost		$25,887	$30,912

(1)
Includes short-term leases and variable lease costs, which are immaterial.

Additional information related to our leases for the periods presented below was as follows (dollars in thousands):

Lease Term and Discount Rate	September 30, 2025	December 31, 2024
Weighted average remaining lease term (in years):
Operating leases	11.3	11.0
Finance leases	3.6	3.8
Weighted average discount rate:
Operating leases	5.86%	5.85%
Finance leases	11.07%	10.60%

	Nine Months Ended September 30,
Supplemental Disclosure of Cash Flows Information	2025	2024
Operating cash outflows related to finance leases	$10	$467
Financing cash outflows related to finance leases	$44	$63
Right-of-use assets obtained in exchange for operating lease liabilities	$1,281	$4,322

Operating Leases

As of September 30, 2025, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the remaining three months ending December 31, 2025 and for each of the next four years ending December 31 and thereafter, as well as the reconciliation of those cash flows to operating lease liabilities on our accompanying condensed consolidated balance sheet (in thousands):

Year	Amount
2025	$7,239
2026	28,958
2027	29,874
2028	30,008
2029	28,215
Thereafter	93,579
Total undiscounted operating lease payments	217,873
Less: interest	(76,597)
Present value of operating lease liabilities	$141,276

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Finance Leases and Financing Obligations

As of September 30, 2025, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the remaining three months ending December 31, 2025 and for each of the next four years ending December 31 and thereafter, as well as a reconciliation of those cash flows to finance lease liabilities and financing obligations (in thousands):

Year	Amount
2025	$1,058
2026	4,167
2027	3,905
2028	3,556
2029	32,215
Thereafter	92
Total undiscounted payments	44,993
Less: interest	(10,858)
Present value of finance lease liabilities and financing obligations	$34,135

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

Our CODM evaluates the performance of our combined properties in each reportable segment and determines how to allocate resources to those segments, primarily based on net operating income, or NOI, for each segment. NOI excludes certain items that are not associated with the operations of our properties. Our CODM also primarily uses NOI for each segment in the annual budget and forecasting process. Further, our CODM considers budget-to-actual variances in NOI on a quarterly basis when making decisions about the allocation of operating and capital resources to each segment. We define segment NOI as total revenues, less property operating expenses and rental expenses, which excludes depreciation and amortization, general and administrative expenses, transaction, transition and restructuring costs, net interest expense, gain or loss in fair value of derivative financial instruments, gain or loss on dispositions of real estate investments, impairment of real estate investments, impairment of intangible assets and goodwill, income or loss from unconsolidated entities, gain on re-measurement of previously held equity interests, foreign currency gain or loss, other income or expense and income tax benefit or expense for each segment. We believe that segment NOI serves as an appropriate supplemental performance measure to net income (loss) because it allows investors and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis. We also believe that NOI is a widely accepted measure of comparative operating performance in the real estate community. However, our use of the term NOI may not be comparable to that of other real estate companies as they may have different methodologies for computing this performance measure.

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

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Summary information for our reportable segments, including a summary of segment operating expenses, during the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	ISHC	SHOP	OM	Triple-Net Leased Properties	Three Months Ended September 30, 2025
Revenues:
Resident fees and services	$449,719	$82,339	$—	$—	$532,058
Real estate revenue	—	—	31,181	9,698	40,879
Total revenues	449,719	82,339	31,181	9,698	572,937
Less(1):
Compensation expense	229,765	39,838	—	—
Controllable expenses(2)	140,593	22,574	—	—
Non-controllable expenses(3)	11,011	3,719	—	—
Facility rental expense(4)	7,030	—	—	—
Other segment items(5)	—	—	12,053	539
Segment net operating income	$61,320	$16,208	$19,128	$9,159	$105,815

General and administrative					$14,108
Transaction, transition and restructuring costs					50
Depreciation and amortization					49,181
Interest expense:
Interest expense, net					(20,392)
Gain in fair value of derivative financial instruments					166
Gain on dispositions of real estate investments, net					691
Impairment of real estate investments					(3,768)
Income from unconsolidated entities					462
Gain on re-measurement of previously held equity interest					14,580
Foreign currency loss					(977)
Other income, net					2,309
Income before income taxes					35,547
Income tax benefit					21,092
Net income					$56,639

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	ISHC	SHOP	OM	Triple-Net Leased Properties	Three Months Ended September 30, 2024
Revenues:
Resident fees and services	$409,626	$67,208	$—	$—	$476,834
Real estate revenue	—	—	33,715	13,265	46,980
Total revenues	409,626	67,208	33,715	13,265	523,814
Less(1):
Compensation expense	214,045	32,993	—	—
Controllable expenses(2)	128,992	18,889	—	—
Non-controllable expenses(3)	10,572	4,019	—	—
Facility rental expense(4)	7,618	—	—	—
Other segment items(5)	—	—	12,649	501
Segment net operating income	$48,399	$11,307	$21,066	$12,764	$93,536

General and administrative					$11,921
Transaction, transition and restructuring costs					3,537
Depreciation and amortization					44,246
Interest expense:
Interest expense, net					(30,395)
Loss in fair value of derivative financial instruments					(8,967)
Loss on disposition of real estate investment					(4)
Loss from unconsolidated entities					(2,123)
Foreign currency gain					2,689
Other income, net					2,138
Loss before income taxes					(2,830)
Income tax expense					(263)
Net loss					$(3,093)

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	ISHC	SHOP	OM	Triple-Net Leased Properties	Nine Months Ended September 30, 2025
Revenues:
Resident fees and services	$1,296,908	$233,611	$—	$—	$1,530,519
Real estate revenue	—	—	95,629	29,895	125,524
Total revenues	1,296,908	233,611	95,629	29,895	1,656,043
Less(1):
Compensation expense	660,277	114,681	—	—
Controllable expenses(2)	407,303	64,830	—	—
Non-controllable expenses(3)	33,416	10,924	—	—
Facility rental expense(4)	21,807	—	—	—
Other segment items(5)	—	—	36,930	2,295
Segment net operating income	$174,105	$43,176	$58,699	$27,600	$303,580

General and administrative					$42,206
Transaction, transition and restructuring costs					1,808
Depreciation and amortization					132,236
Interest expense:
Interest expense, net					(65,969)
Loss in fair value of derivative financial instruments					(1,213)
Loss on dispositions of real estate investments, net					(2,344)
Impairment of real estate investments					(38,133)
Loss from unconsolidated entities					(2,624)
Gain on re-measurement of previously held equity interest					14,580
Foreign currency gain					3,181
Other income, net					5,314
Income before income taxes					40,122
Income tax benefit					19,756
Net income					$59,878

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	ISHC	SHOP	OM	Triple-Net Leased Properties	Nine Months Ended September 30, 2024
Revenues:
Resident fees and services	$1,196,522	$190,443	$—	$—	$1,386,965
Real estate revenue	—	—	101,464	39,499	140,963
Total revenues	1,196,522	190,443	101,464	39,499	1,527,928
Less(1):
Compensation expense	626,964	96,922	—	—
Controllable expenses(2)	380,542	53,520	—	—
Non-controllable expenses(3)	28,982	12,044	—	—
Facility rental expense(4)	24,347	—	—	—
Other segment items(5)	—	—	38,409	1,791
Segment net operating income	$135,687	$27,957	$63,055	$37,708	$264,407

General and administrative					$35,495
Transaction, transition and restructuring costs					6,334
Depreciation and amortization					132,277
Interest expense:
Interest expense, net					(97,429)
Loss in fair value of derivative financial instruments					(2,162)
Gain on dispositions of real estate investments, net					2,257
Loss from unconsolidated entities					(4,363)
Foreign currency gain					2,345
Other income, net					7,107
Loss before income taxes					(1,944)
Income tax expense					(1,227)
Net loss					$(3,171)

(1)
The significant expense categories and amounts below align with the segment-level information that is regularly provided to our CODM.
(2)
Controllable expenses include utilities, food, repairs and maintenance, and other operating expenses.
(3)
Non-controllable expenses include property taxes and insurance.
(4)
Facility rental expense relates to properties operated, but not owned.
(5)
Other segment items for the following reportable segments primarily includes:
•
OM — property taxes, insurance, utilities, management fees and certain overhead expenses.
•
Triple-Net Leased Properties — property taxes and insurance.

Total assets by reportable segment as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30, 2025	December 31, 2024
ISHC	$2,447,887	$2,202,582
OM	1,052,013	1,140,785
SHOP	839,424	729,466
Triple-net leased properties	396,470	401,782
Other	34,495	13,442
Total assets	$4,770,289	$4,488,057

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of both September 30, 2025 and December 31, 2024, goodwill of $168,177,000, $47,812,000 and $18,953,000 was allocated to our ISHC, OM and triple-net leased properties segments, respectively.

Our portfolio of properties and other investments are located in the United States, the UK and Isle of Man. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for our operations for the periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
United States	$571,272	$522,218	$1,651,175	$1,522,902
International	1,665	1,596	4,868	5,026
Total	$572,937	$523,814	$1,656,043	$1,527,928

The following is a summary of real estate investments, net by geographic regions as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Real estate investments, net:
United States	$3,555,140	$3,324,982
International	43,467	41,666
Total	$3,598,607	$3,366,648

17. Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily our debt security investment, cash and cash equivalents, restricted cash and accounts and other receivables. We are exposed to credit risk with respect to our debt security investment, but we believe collection of the outstanding amount is probable. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants and residents is limited. We perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.

Based on leases as of September 30, 2025, properties in two states in the United States accounted for 10% or more of our total consolidated property portfolio’s annualized base rent or annualized NOI, which is based on contractual base rent from leases in effect for our non-RIDEA properties and annualized NOI for our ISHC and SHOP as of September 30, 2025. Properties located in Indiana and Ohio accounted for 37.8% and 12.2%, respectively, of our total consolidated property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

Based on leases in effect as of September 30, 2025, our ISHC, OM, SHOP and triple-net leased properties accounted for 58.1%, 20.2%, 14.5% and 7.2%, respectively, of our total consolidated property portfolio’s annualized base rent or annualized NOI. As of September 30, 2025, none of our tenants at our properties accounted for 10% or more of our total consolidated property portfolio’s annualized base rent or annualized NOI.

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

18. Earnings Per Share

The following table presents the amounts used in computing our basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to controlling interest — basic	$55,927	$(4,126)	$59,031	$(6,039)
Adjustment for net income (loss) attributable to nonvested restricted stock awards	3	—	(3)	—
Net income (loss) attributable to controlling interest — diluted	$55,930	$(4,126)	$59,028	$(6,039)

Denominator:
Denominator for basic earnings per share — weighted average shares	169,010,301	133,732,745	162,188,510	122,893,049
Effect of dilutive securities:
Nonvested restricted stock awards	791,588	—	719,508	—
ESPP	201	—	201	—
Denominator for diluted earnings per share — adjusted weighted average shares	169,802,090	133,732,745	162,908,219	122,893,049

Basic earnings per share:
Net income (loss) attributable to controlling interest	$0.33	$(0.03)	$0.36	$(0.05)
Diluted earnings per share:
Net income (loss) attributable to controlling interest	$0.33	$(0.03)	$0.36	$(0.05)

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

The following securities were excluded from the computation of diluted earnings (loss) per share because such securities were anti-dilutive during the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Nonvested TBUs	1,353	341,098	1,353	286,314
Nonvested RSAs	—	1,092,886	24,336	969,889
OP units	2,004,216	2,933,361	2,004,216	3,311,054
Forward sales agreements	5,866,000	—	5,866,000	—

For both the three and nine months ended September 30, 2025, 424,788 nonvested PBUs, and for both the three and nine months ended September 30, 2024, 309,254 nonvested PBUs, were treated as contingently issuable shares pursuant to Accounting Standards Codification Topic 718, Compensation — Stock Compensation. Such contingently issuable shares were excluded from the computation of diluted earnings (loss) per share because they were anti-dilutive during the period.

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

19. Subsequent Event

2025 Trilogy Credit Facility

On October 31, 2025, we, through Trilogy RER, LLC, entered into a loan agreement, or the 2025 Trilogy Credit Agreement, with KeyBank, as lender named therein, with respect to a senior secured revolving credit facility that had an aggregate maximum principal amount of $50,000,000, or the 2025 Trilogy Credit Facility. The proceeds of the 2025 Trilogy Credit Facility may be used for acquisitions, debt repayment and general corporate and working capital purposes. Unless defined herein, all capitalized terms under this “2025 Trilogy Credit Facility” subsection are defined in the 2025 Trilogy Credit Agreement.

The 2025 Trilogy Credit Facility is due to mature on October 31, 2028. At our option, the 2025 Trilogy Credit Facility bears interest at per annum rates equal to (a) Daily Simple SOFR, plus the Applicable Margin for SOFR Rate Loans and (b) for Base Rate Loans, the Applicable Margin plus a fluctuating rate per annum equal to the highest of: (i) Federal Funds Effective Rate in effect on such day plus 0.50%, (ii) the rate of interest in effect for such day as established from time to time by KeyBank as its prime rate and (iii) one-month Term SOFR plus 1.00%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to American Healthcare REIT, Inc. and its subsidiaries, including American Healthcare REIT Holdings, LP, except where otherwise noted.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to promote understanding of our results of operations and financial condition. Such discussion is provided as a supplement to, and should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2024 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or SEC, on February 28, 2025. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of September 30, 2025 and December 31, 2024, together with our results of operations for the three and nine months ended September 30, 2025 and 2024 and cash flows for the nine months ended September 30, 2025 and 2024. Our results of operations and financial condition, as reflected in the accompanying condensed consolidated financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors that could affect the ongoing operations and occupancy of our tenants and residents.

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

Operating Partnership

We conduct substantially all of our operations through American Healthcare REIT Holdings, LP, or our operating partnership, and we are the sole general partner of our operating partnership. As of September 30, 2025 and December 31, 2024, we owned 98.8% and 98.7%, respectively, of the operating partnership units, or OP units, in our operating partnership, and the remaining 1.2% and 1.3% of the OP units, respectively, were owned by the following limited partners: (i) AHI Group Holdings, LLC, which is owned and controlled by Jeffrey T. Hanson, the non-executive Chairman of our board of directors, or our board, Danny Prosky, our Chief Executive Officer, President and director, and Mathieu B. Streiff, one of our non-executive directors; and (ii) a wholly-owned subsidiary of Griffin Capital Company, LLC. See Note 11, Redeemable Noncontrolling Interests, and Note 12, Equity — Noncontrolling Interests in Total Equity, to our accompanying condensed consolidated financial statements for a further discussion of the ownership in our operating partnership.

Real Estate Investments Portfolio

We currently operate through four reportable business segments: ISHC, OM, SHOP and triple-net leased properties. As of September 30, 2025, we owned and/or operated 315 buildings and ISHC, representing approximately 20,132,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $4,778,477,000. In addition, as of September 30, 2025, we also owned a real estate-related debt investment purchased for $60,429,000.

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

Inflation

During the nine months ended September 30, 2025 and 2024, inflation has affected our operations. The annual rate of inflation in the United States was 3.0% in September 2025 and 2.4% in September 2024, as measured by the Consumer Price Index. We believe inflation has impacted our operations such that we have experienced, and continue to experience, increases in the cost of labor, services, energy and supplies, and therefore continued inflationary pressures on our ISHC and SHOP could continue to impact our profitability in future periods. To offset the impact of inflation on the cost of labor and services, we had our RIDEA managers bill higher than average annual rent and care fee increases for existing residents in 2024 and 2025, as compared to prior years, while adjusting market rates as frequently as needed based on competitor pricing and market conditions. We believe this practice will improve operating performance in our ISHC and SHOP, as well as increase rent coverage and the stability of our real estate revenue in our triple-net leased properties over time.

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

Scheduled Lease Expirations

Excluding our ISHC and SHOP, as of September 30, 2025, our properties were 89.3% leased, and, during the remainder of 2025, 4.0% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next 12 months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. As of September 30, 2025, our remaining weighted average lease term was 6.8 years, excluding our ISHC and SHOP.

Our combined ISHC and SHOP were 89.7% leased as of September 30, 2025. Substantially all of our leases with residents at such properties are for a term of one year or less.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2025 and 2024

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

We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. As of September 30, 2025, we operated through four reportable business segments: ISHC, OM, SHOP and triple-net leased properties.

The most significant drivers behind changes in our consolidated results of operations for the three and nine months ended September 30, 2025 compared to the corresponding periods in 2024 were primarily due to: our increase in resident occupancies and billing rates; the adverse impact of inflation, which resulted in increases in the cost of labor, services, energy and supplies; and our acquisitions and dispositions of investments. Additional information behind the changes in our consolidated results of operations is discussed in more detail below. See Note 3, Real Estate Investments, to our accompanying condensed consolidated financial statements for a further discussion of our acquisitions and dispositions during 2025. As of September 30, 2025 and 2024, we owned and/or operated the following types of properties (dollars in thousands):

	September 30,
	2025			2024
	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased % (1)	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased % (1)
ISHC	133	$2,245,378	90.2%	127	$2,030,482	88.2%
OM	76	1,113,327	86.5%	86	1,239,845	88.1%
SHOP	87	1,051,107	88.7%	83	926,107	86.7%
Triple-net leased properties	19	368,665	100%	28	469,965	100%
Total/weighted average(2)	315	$4,778,477	89.3%	324	$4,666,399	91.0%

(1)
Leased percentage includes all third-party leased space at our non-RIDEA properties (including master leases), except for our ISHC and SHOP where leased percentage represents resident occupancy of the available units/beds therein.
(2)
Weighted average leased percentage excludes our ISHC and SHOP.

Revenues

Our primary sources of revenue include resident fees and services revenue generated by our RIDEA properties and rent from our leased, non-RIDEA properties. For the three and nine months ended September 30, 2025 and 2024, resident fees and services revenue primarily consisted of rental fees related to resident leases, extended health care fees and other ancillary services, and real estate revenue primarily consisted of base rent and expense recoveries. The amount of revenues generated by our RIDEA properties depends principally on our ability to maintain resident occupancy rates. The amount of revenues generated by our non-RIDEA properties is dependent on our ability to maintain tenant occupancy rates of currently leased space and to lease available space at the then existing rental rates. Revenues by reportable segment consisted of the following for the periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Resident Fees and Services Revenue
ISHC	$449,719	$409,626	$1,296,908	$1,196,522
SHOP	82,339	67,208	233,611	190,443
Total resident fees and services revenue	532,058	476,834	1,530,519	1,386,965
Real Estate Revenue
OM	31,181	33,715	95,629	101,464
Triple-net leased properties	9,698	13,265	29,895	39,499
Total real estate revenue	40,879	46,980	125,524	140,963
Total revenues	$572,937	$523,814	$1,656,043	$1,527,928

Resident Fees and Services Revenue

For our ISHC segment, we increased resident fees and services revenue by $40,093,000 and $100,386,000, respectively, for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, primarily due to: (i) increased resident occupancy and higher resident fees as a result of an increase in billing rates and levels of care service; (ii) an increase of $12,462,000 due to the acquisition in July 2025 of five senior housing properties included in our ISHC segment and located in Ohio and Michigan; and (iii) an increase of $4,277,000 due to the acquisition in July 2025 of four senior housing properties included in our ISHC segment and located in Kentucky.

For our SHOP segment, resident fees and services revenue increased $15,131,000 and $43,168,000, respectively, for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, primarily due to: (i) an increase of $3,554,000 and $13,257,000, respectively, due to the acquisition of five senior housing properties in Washington in September 2024; (ii) an increase of $3,099,000 and $5,739,000, respectively, due to the acquisition of one senior housing property in Virginia in April 2025; (iii) an increase of $2,812,000 due to the acquisition of three senior housing properties in Minnesota and Idaho in the third quarter 2025; (iv) an increase of $885,000 and $2,874,000, respectively, due to the acquisition of one senior housing property in Georgia in October 2024; and (v) an increase of $3,474,000 and $10,683,000, respectively, due to increased resident occupancy and higher resident fees as a result of an increase in billing rates. In addition, SHOP revenue increased by $5,199,000 for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, due to the acquisition of 14 senior housing properties in Oregon in February 2024.

Real Estate Revenue

For our triple-net leased properties segment, real estate revenue decreased $3,567,000 and $9,604,000, respectively, for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, primarily due to the disposition of eight triple-net leased properties in Missouri in December 2024.

Real estate revenue for our OM segment decreased $2,534,000 and $5,835,000, respectively, for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, primarily due to dispositions of OM buildings in 2024 and 2025, partially offset by rent escalations.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Property Operating Expenses
ISHC	$388,399	86.4%	$361,227	88.2%	$1,122,803	86.6%	$1,060,835	88.7%
SHOP	66,131	80.3%	55,901	83.2%	190,435	81.5%	162,486	85.3%
Total property operating expenses	$454,530	85.4%	$417,128	87.5%	$1,313,238	85.8%	$1,223,321	88.2%

Rental Expenses
OM	$12,053	38.7%	$12,649	37.5%	$36,930	38.6%	$38,409	37.9%
Triple-net leased properties	539	5.6%	501	3.8%	2,295	7.7%	1,791	4.5%
Total rental expenses	$12,592	30.8%	$13,150	28.0%	$39,225	31.2%	$40,200	28.5%

For our ISHC segment, total property operating expenses increased by $27,172,000 and $61,968,000, respectively, for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, primarily due to: (i) increased resident occupancy and levels of care services at the facilities within such segment, thereby increasing labor costs and other operating expenses; (ii) an increase of $11,589,000 due to the acquisition in July 2025 of five senior housing properties included in our ISHC segment and located in Ohio and Michigan; and (iii) an increase of $3,380,000 due to the acquisition in July 2025 of four senior housing properties included in our ISHC segment and located in Kentucky.

For our SHOP segment, total property operating expenses increased by $10,230,000 and $27,949,000, respectively, for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, primarily due to: (i) an increase of $2,898,000 and $10,275,000, respectively, due to the acquisition of five senior housing properties in Washington in September 2024; (ii) an increase of $1,696,000 and $3,093,000 due to the acquisition of one senior housing property located in Virginia in April 2025; (iii) an increase of $2,074,000 due to the acquisitions of three senior housing properties in Minnesota and Idaho in the third quarter 2025; (iv) an increase of $819,000 and $2,622,000, due to the acquisition of one senior housing property in Georgia in October 2024; and (v) an increase of $1,394,000 and $2,952,000, respectively, due to higher operating expenses as a result of increased occupancy. In addition, SHOP expenses increased by $5,117,000 for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, due to the acquisition of 14 senior housing properties in Oregon in February 2024.

General and Administrative

For the three and nine months ended September 30, 2025, general and administrative expenses were $14,108,000 and $42,206,000, respectively, compared to $11,921,000 and $35,495,000 for the same periods in 2024. The increases of $2,187,000 and $6,711,000, respectively, were primarily due to: (i) higher stock compensation expense; (ii) increased salaries and benefits expense; and (iii) higher professional and legal fees.

Interest Expense

Interest expense, including gain or loss in fair value of derivative financial instruments, consisted of the following for the periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense:
Lines of credit and term loan and derivative financial instruments	$8,390	$13,552	$27,195	$44,476
Mortgage loans payable	10,453	13,404	31,629	41,099
Amortization of deferred financing costs:
Lines of credit and term loan	305	785	1,235	2,149
Mortgage loans payable	469	389	1,339	1,955
Amortization of debt discount/premium, net	499	923	1,519	3,699
(Gain) loss in fair value of derivative financial instruments	(166)	8,967	1,213	2,162
(Gain) loss on debt and derivative extinguishments	(22)	572	1,784	1,852
Interest on finance lease liabilities	3	156	10	464
Interest expense on financing obligations and other liabilities	696	670	2,101	1,996
Capitalized interest	(401)	(56)	(843)	(261)
Total	$20,226	$39,362	$67,182	$99,591

The decrease in total interest expense for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, was primarily due to the $8,113,000 and $26,751,000, respectively, decrease in interest expense related to a decrease in debt balances. Such decrease in debt balances was primarily a result of the payoff of our variable-rate mortgage loans payable and paydown of our variable-rate lines of credit using net proceeds raised from our equity offerings since February 2024. The decrease in total interest expense for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, was also driven by a $9,133,000 change from loss to gain in fair value of derivative financial instruments, as well as a $594,000 change from loss to gain on debt and derivative extinguishments primarily due to the early payoff of a mortgage loan payable in August 2025 that was due to mature in August 2029. The decrease in total interest expense for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was also driven by a $2,180,000 decrease in amortization of debt discount/premium, as well as a $949,000 decrease in loss in fair value of derivative financial instruments.

Gain or Loss on Dispositions of Real Estate Investments

For the three months ended September 30, 2025, we recognized an aggregate net gain on disposition of $691,000 primarily related to the sale of five OM buildings and one triple-net leased property. For the nine months ended September 30, 2025, we recognized an aggregate net loss on disposition of $(2,344,000) primarily related to the sale of one SHOP, two ISHC, eight OM buildings and one triple-net leased property. See Note 3, Real Estate Investments — Dispositions of Real Estate Investments, to our accompanying condensed consolidated financial statements for a further discussion.

For the three months ended September 30, 2024, we disposed of a land easement on one of our OM properties and recognized a net loss on sale of $(4,000). For the nine months ended September 30, 2024, we recognized an aggregate net gain on dispositions of our real estate investments of $2,257,000 primarily related to the sale of two OM buildings and one SHOP in 2024.

Impairment of Real Estate Investments

As we continued to evaluate our properties based on their historical operating performance and our expected holding period, for the three and nine months ended September 30, 2025, we recognized an aggregate impairment charge of $3,768,000 and $38,133,000, respectively, for one and seven OM buildings, respectively. See Note 3, Real Estate Investments — Impairment of Real Estate Investments, to our accompanying condensed consolidated financial statements for a further discussion. For the three and nine months ended September 30, 2024, we did not recognize any impairment charges on real estate investments.

Gain on Re-measurement of Previously Held Equity Interest

For both the three and nine months ended September 30, 2025, we recognized a $14,580,000 gain on re-measurement of the fair value of our previously held equity interest in Trilogy Opportunity Fund I, LLC. See Note 3, Real Estate Investments — Acquisitions of Real Estate Investments — Acquisitions Accounted for as Asset Acquisitions, to our accompanying condensed consolidated financial statements for a further discussion. For the three and nine months ended September 30, 2024, we did not recognize any gain on re-measurement of any previously held equity interest.

Income Tax

As a result of the increase in taxable income of our taxable REIT subsidiaries, or TRS, within our ISHC segment, we recognized a change from income tax expense to income tax benefit for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024. The change was primarily related to the reversal of all of the valuation allowances recorded against the net deferred tax assets of such TRS. Deferred income tax is generally a function of the period’s temporary differences and the utilization of tax net operating loss generated in prior years that may be realized in future periods depending on sufficient taxable income.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operations, net proceeds from the issuances of equity securities, including through our 2025 ATM Offering (as defined and described at Note 12, Equity — Common Stock, to our accompanying condensed consolidated financial statements), borrowings under our lines of credit and proceeds from the dispositions of real estate investments. For the next 12 months, our principal liquidity needs are to: (i) fund property operating expenses and general and administrative expenses; (ii) meet our debt service requirements (including principal and interest); (iii) fund the acquisition of real estate investments, development activities and capital expenditures; and (iv) make distributions to our stockholders, as required for us to continue to qualify as a REIT. We believe that the sources of liquidity described above will be sufficient to satisfy our cash requirements for the next 12 months and thereafter. We do not have any material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

Material Cash Requirements

Capital Improvement Expenditures

A capital plan for each investment is established upon acquisition that contemplates the estimated capital needs of that investment, including costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include operating cash generated by the investment, capital reserves, a line of credit or other loan established with respect to the investment, other borrowings or additional equity investments from us and joint venture partners. The capital plan for each investment is adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of September 30, 2025, we had $12,220,000 of restricted cash in loan impounds and reserve accounts to fund a portion of such capital expenditures. Based on the budget for the properties we owned as of September 30, 2025, we estimate that expenditures for capital and tenant improvements as of such date are approximately $22,686,000 for the remaining three months of 2025, although actual expenditures are predominantly discretionary and are dependent on many factors which are not presently known.

Contractual Obligations

The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and line of credit and term loan; (ii) interest payments on our mortgage loans payable and line of credit and term loan, excluding the effect of our interest rate swaps; (iii) operating lease obligations; and (iv) financing and other obligations as of September 30, 2025 (in thousands):

	Payments Due by Period
	2025	2026-2027	2028-2029	Thereafter	Total
Principal payments — fixed-rate debt	$5,447	$215,869	$156,703	$612,993	$991,012
Interest payments — fixed-rate debt	9,263	65,357	48,162	320,407	443,189
Principal payments — variable-rate debt	—	550,000	—	—	550,000
Interest payments — variable-rate debt (based on rates in effect as of September 30, 2025)	7,688	32,007	—	—	39,695
Operating lease obligations	7,239	58,832	58,223	93,579	217,873
Financing and other obligations	1,058	8,072	35,771	92	44,993
Total	$30,695	$930,137	$298,859	$1,027,071	$2,286,762

Distributions

For information on distributions, see the “Distributions” section below.

Credit Facilities

As of September 30, 2025, we are party to a credit agreement, as amended, with an aggregate maximum principal amount up to $1,150,000,000, or the 2024 Credit Facility. See Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements for a further discussion. As of September 30, 2025, our borrowing capacity under the 2024 Credit Facility was $1,150,000,000, our borrowings outstanding under such credit facility was $550,000,000, and we had $600,000,000 available on such facility. We believe that such resource will be sufficient to satisfy our cash requirements for the next 12 months and the longer term thereafter.

Subsequent to September 30, 2025, we entered into a credit agreement regarding a senior secured revolving credit facility with an aggregate maximum principal amount of $50,000,000, or the 2025 Trilogy Credit Facility. See Note 19, Subsequent Event, to our accompanying condensed consolidated financial statements for a further discussion.

Cash Flows

The following table sets forth changes in cash flows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash, cash equivalents and restricted cash — beginning of period	$123,301	$90,782
Net cash provided by operating activities	239,276	116,578
Net cash used in investing activities	(373,319)	(95,941)
Net cash provided by financing activities	195,039	5,239
Effect of foreign currency translation on cash, cash equivalents and restricted cash	66	14
Cash, cash equivalents and restricted cash — end of period	$184,363	$116,672

The following summary discussion of our changes in our cash flows is based on our accompanying condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Operating Activities

For the nine months ended September 30, 2025 and 2024, cash flows from operating activities were primarily related to property operations, offset by payments of general and administrative expenses and interest payments on our outstanding indebtedness. In general, cash flows from operating activities are affected by the timing of cash receipts and payments, and have increased since 2024 primarily due to improved resident occupancy and expense management at our properties operated under a RIDEA structure. The increase in net cash provided by operating activities for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily driven by the increase in operating performance of our real estate investments in our ISHC and SHOP segments, as well as a decrease in interest paid on our outstanding indebtedness as a result of mortgage loan payoffs and paydowns on our lines of credit using net proceeds from our equity offerings in 2024 and 2025. See the “Results of Operations” section above for a further discussion.

Investing Activities

For the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, the increase in net cash used in investing activities was primarily due to a $288,294,000 increase in cash paid to acquire real estate investments and a $18,173,000 increase in developments and capital expenditures, partially offset by a $32,053,000 increase in proceeds from dispositions of real estate investments.

Financing Activities

For the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, the increase in net cash provided by financing activities was primarily due to a $624,696,000 decrease in net payments on our lines of credit and mortgage loans payable primarily using the net proceeds from equity offerings, a $65,171,000 decrease in the payment of offering costs and a $7,961,000 decrease in deferred financing costs paid. Further, in 2024, we paid $258,001,000 to purchase the noncontrolling interest in Trilogy REIT Holdings LLC held by a joint venture partner, and paid $36,083,000 to redeem certain equity interests owned in Trilogy Investors, LLC. Such amounts were partially offset by a $764,460,000 decrease in gross equity offering proceeds and a $38,075,000 increase in distributions paid.

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

The amount of the quarterly distributions paid to our common stockholders was determined by our board and was dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our qualification as a REIT under the Code. As of September 30, 2025, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and some portion of a distribution to our stockholders may have been paid from borrowings.

Mortgage Loans Payable, Net

For a discussion of our mortgage loans payable, see Note 7, Mortgage Loans Payable, to our accompanying condensed consolidated financial statements.

Lines of Credit and Term Loan

For a discussion of our lines of credit and term loan, see Note 8, Lines of Credit and Term Loan, and Note 19, Subsequent Event, to our accompanying condensed consolidated financial statements.

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

Debt Service Requirements

A significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of September 30, 2025, we had $991,012,000 of fixed-rate mortgage loans payable outstanding secured by our properties. As of September 30, 2025, we had $550,000,000 outstanding, and $600,000,000 remained available under our line of credit. The weighted average effective interest rate on our outstanding debt, factoring in our interest rate swaps, was 4.34% per annum as of September 30, 2025. See Note 7, Mortgage Loans Payable, and Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements.

We are required by the terms of certain loan documents to meet various financial and non-financial covenants, such as leverage ratios, net worth ratios, debt service coverage ratios and fixed charge coverage ratios. As of September 30, 2025, we were in compliance with all such covenants and requirements on our mortgage loans payable and our line of credit and term loan. If any future covenants are violated, we anticipate seeking a waiver or amending the debt covenants with the lenders when and if such event should occur. However, there can be no assurances that management will be able to effectively achieve such plans.

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

We define normalized FFO attributable to controlling interest, or Normalized FFO, as FFO further adjusted for the following items included in the determination of GAAP net income (loss): transaction, transition and restructuring costs; amounts relating to changes in deferred rent and amortization of above- and below-market leases; the non-cash impact of changes to our equity instruments; non-cash or non-recurring income or expense; the non-cash effect of income tax benefits or expenses; capitalized interest; impairment of intangible assets and goodwill; amortization of closing costs on debt security investments; mark-to-market adjustments included in net income (loss); gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan; and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect Normalized FFO on the same basis.

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

The following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to FFO and Normalized FFO for the periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$56,639	$(3,093)	$59,878	$(3,171)
Depreciation and amortization related to real estate — consolidated properties	49,115	44,208	131,980	132,163
Depreciation and amortization related to real estate — unconsolidated entities	15	310	1,018	682
Impairment of real estate investments — consolidated properties	3,768	—	38,133	—
(Gain) loss on dispositions of real estate investments, net — consolidated properties	(691)	4	2,344	(2,257)
Gain on re-measurement of previously held equity interest	(14,580)	—	(14,580)	—
Net income attributable to noncontrolling interests	(712)	(1,033)	(847)	(2,868)
Depreciation, amortization, impairments, net gain/loss on dispositions and gain on re-measurement — noncontrolling interests	(521)	(4,756)	(2,216)	(15,865)
NAREIT FFO attributable to controlling interest	$93,033	$35,640	$215,710	$108,684

Transaction, transition and restructuring costs	$50	$3,537	$1,808	$6,334
Amortization of above- and below-market leases	295	432	1,063	1,277
Amortization of closing costs — debt security investment	11	82	60	238
Change in deferred rent	(485)	(598)	(1,877)	(1,743)
Non-cash impact of changes to equity instruments	3,429	2,630	9,170	7,330
Capitalized interest	(401)	(56)	(843)	(261)
(Gain) loss on debt and derivative extinguishments	(22)	572	1,784	1,852
(Gain) loss in fair value of derivative financial instruments	(166)	8,967	1,213	2,162
Foreign currency loss (gain)	977	(2,689)	(3,181)	(2,345)
Non-cash income tax benefit	(21,401)	—	(21,401)	—
Adjustments for unconsolidated entities	(1)	(71)	4	(319)
Adjustments for noncontrolling interests	211	(758)	139	(683)
Normalized FFO attributable to controlling interest	$75,530	$47,688	$203,649	$122,526

Net Operating Income

Net operating income, or NOI, is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before general and administrative expenses, transaction, transition and restructuring costs, depreciation and amortization, interest expense, gain or loss in fair value of derivative financial instruments, gain or loss on dispositions of real estate investments, impairment of real estate investments, impairment of intangible assets and goodwill, income or loss from unconsolidated entities, gain on re-measurement of previously held equity interests, foreign currency gain or loss, other income or expense and income tax benefit or expense.

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

To facilitate understanding of this financial measure, the following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to NOI for the periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$56,639	$(3,093)	$59,878	$(3,171)
General and administrative	14,108	11,921	42,206	35,495
Transaction, transition and restructuring costs	50	3,537	1,808	6,334
Depreciation and amortization	49,181	44,246	132,236	132,277
Interest expense	20,392	30,395	65,969	97,429
(Gain) loss in fair value of derivative financial instruments	(166)	8,967	1,213	2,162
(Gain) loss on dispositions of real estate investments, net	(691)	4	2,344	(2,257)
Impairment of real estate investments	3,768	—	38,133	—
(Income) loss from unconsolidated entities	(462)	2,123	2,624	4,363
Gain on re-measurement of previously held equity interest	(14,580)	—	(14,580)	—
Foreign currency loss (gain)	977	(2,689)	(3,181)	(2,345)
Other income, net	(2,309)	(2,138)	(5,314)	(7,107)
Income tax (benefit) expense	(21,092)	263	(19,756)	1,227
Net operating income	$105,815	$93,536	$303,580	$264,407

Subsequent Event

For a discussion of a subsequent event, see Note 19, Subsequent Event, to our accompanying condensed consolidated financial statements.

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

We have entered into, and may continue to enter into, derivative financial instruments, such as interest rate swaps and interest rate caps, in order to mitigate our interest rate risk on a related financial instrument. We have not elected, and may continue to not elect, to apply hedge accounting treatment to these derivatives; therefore, changes in the fair value of interest rate derivative financial instruments were recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2025, our interest rate swaps are recorded in other assets and other liabilities in our accompanying condensed consolidated balance sheet at their aggregate fair value of $173,000 and ($1,282,000), respectively. We do not enter into derivative transactions for speculative purposes. For information on our interest rate swaps, see Note 9, Derivative Financial Instruments, and Note 13, Fair Value Measurements, to our accompanying condensed consolidated financial statements for a further discussion.

As of September 30, 2025, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes, excluding the effect of our interest rate swaps (dollars in thousands):

	Expected Maturity Date
	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Assets
Debt security held- to-maturity	$—	$—	$—	$93,433	$—	$—	$93,433	$92,778
Weighted average interest rate on maturing fixed-rate debt security	—%	—%	—%	4.54%	—%	—%	4.54%	—
Liabilities
Fixed-rate debt — principal payments	$5,447	$159,687	$56,182	$139,740	$16,963	$612,993	$991,012	$889,084
Weighted average interest rate on maturing fixed- rate debt	3.39%	3.04%	3.51%	4.40%	3.36%	3.79%	3.73%	—
Variable-rate debt — principal payments	$—	$—	$550,000	$—	$—	$—	$550,000	$549,982
Weighted average interest rate on maturing variable- rate debt (based on rates in effect as of September 30, 2025)	—%	—%	5.47%	—%	—%	—%	5.47%	—

Debt Security Investment, Net

As of September 30, 2025, the net carrying value of our debt security investment was $91,992,000. As we expect to hold our debt security investment to maturity and the amounts due under such debt security investment are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our debt security investment, would have a significant impact on our operations. See Note 13, Fair Value Measurements, to our accompanying condensed consolidated financial statements for a discussion of the fair value of our investment in a held-to-maturity debt security. The effective interest rate on our debt security investment was 4.24% per annum as of September 30, 2025.

Mortgage Loans Payable, Net and Lines of Credit and Term Loan

Mortgage loans payable were $991,012,000 ($971,401,000, net of discount/premium and deferred financing costs) as of September 30, 2025. As of September 30, 2025, we had 85 fixed-rate mortgage loans payable with effective interest rates ranging from 2.21% to 5.99% per annum and a weighted average effective interest rate of 3.73%. In addition, as of September 30, 2025, we had $550,000,000 ($549,696,000, net of deferred financing fees) outstanding under our line of credit and term loan, at a weighted average interest rate of 5.47% per annum.

As of September 30, 2025, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps, was 4.34% per annum. An increase in the variable interest rate on our variable-rate line of credit and term loan constitutes a market risk. As of September 30, 2025, a 0.50% increase in the market rates of interest would have no impact on our overall annualized interest expense as all variable-rate loan balances as of September 30, 2025 have interest rate swap arrangements in place. See Note 7, Mortgage Loans Payable, and Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2025 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2025, were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 4, 2025, President Trump signed into law the legislation known as the One Big Beautiful Bill Act, or the OBBBA. The OBBBA made significant changes to the U.S. federal income tax laws in various areas. Among the notable changes, the OBBBA permanently extended certain provisions that were enacted in the Tax Cuts and Jobs Act of 2017, most of which were set to expire after December 31, 2025. Such extensions included the permanent extension of the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers as well as the permanent extension of the limitation on non-corporate taxpayers using “excess business losses” to offset other income. The OBBBA also increased the percentage limit under the REIT asset test applicable to TRS, from 20% to 25% for taxable years beginning after December 31, 2025. As a result, for taxable years beginning after December 31, 2025, the aggregate value of all securities of TRSs held by a REIT may not exceed 25% of the value of its gross assets.

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

Item 6. Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

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

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

American Healthcare REIT, Inc. (Registrant)

November 7, 2025	By:	/s/ DANNY PROSKY
Date		Danny Prosky
Chief Executive Officer, President and Director
(Principal Executive Officer)

November 7, 2025	By:	/s/ BRIAN S. PEAY
Date		Brian S. Peay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)