Form 10-K
period 2025-12-31
American Healthcare REIT, Inc.
filed 2026-02-27
CIK 1632970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the shares of voting Common Stock held by non-affiliates of the registrant, computed by reference to the closing sales price as of the last business day of the registrant’s most recently completed second fiscal quarter, was $5,992,308,000.

As of February 18, 2026, American Healthcare REIT, Inc. had 188,028,542 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2026 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMERICAN HEALTHCARE REIT, INC.

(A Maryland Corporation)

PART I

Item 1. Business.

The use of the words “we,” “us” or “our” refers to American Healthcare REIT, Inc. and its subsidiaries, including American Healthcare REIT Holdings, LP, except where otherwise noted.

Company

American Healthcare REIT, Inc., a Maryland corporation, is a self-managed real estate investment trust, or REIT, that acquires, owns and operates a diversified portfolio of clinical healthcare real estate properties, focusing primarily on senior housing, skilled nursing facilities, or SNFs, outpatient medical, or OM, buildings and other healthcare-related facilities. We have built a fully-integrated management platform, with approximately 121 employees as of December 31, 2025, that operates clinical healthcare properties throughout the United States, and in the United Kingdom and the Isle of Man. We own and operate our integrated senior health campuses, or ISHC, and senior-housing operating properties, or SHOP, utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure. We have also originated and acquired secured loans and may acquire other real estate-related investments in the future on an infrequent and opportunistic basis. We generally seek investments that produce current income; however, we have selectively developed, and may continue to selectively develop, healthcare real estate properties. We have elected to be taxed as a REIT for U.S. federal income tax purposes. We believe that we have been organized and operated, and we intend to continue to operate, in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code of 1986, or the Code.

Operating Partnership

We conduct substantially all of our operations through American Healthcare REIT Holdings, LP, or our operating partnership, and we are the sole general partner of our operating partnership. As of December 31, 2025 and 2024, we owned 99.0% and 98.7%, respectively, of the operating partnership units, or OP units, in our operating partnership, and the remaining 1.0% and 1.3% of the OP units, respectively, were owned by the following limited partners: (i) AHI Group Holdings, LLC, which is owned and controlled by Jeffrey T. Hanson, our Chairman of the Board of Directors and Interim Chief Executive Officer and President, Danny Prosky, our Chief Executive Officer, President and director, who, as previously disclosed, is currently taking a leave of absence from his executive role for medical reasons, and Mathieu B. Streiff, one of our non-executive directors; and (ii) a wholly-owned subsidiary of Griffin Capital Company, LLC. See Note 11, Redeemable Noncontrolling Interests, and Note 12, Equity — Noncontrolling Interests in Total Equity, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of the ownership in our operating partnership.

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

Business Objectives and Growth Strategies

Our business objectives are to grow our earnings and cash flows, maintain financial flexibility, increase the value of our portfolio, make regular cash distributions to our stockholders and generate attractive risk-adjusted returns through the following growth strategies:

•
external growth through disciplined and targeted acquisitions to expand our diversified portfolio;
•
continue to selectively develop and expand ISHC with experienced development partners;
•
continue to generate strong organic growth in our long-term care portfolio comprised of ISHC and SHOP, as a result of historically low levels of new supply and ever increasing demand from an aging population; and
•
actively position our balance sheet for growth.

Investment Strategy

We have acquired, and may continue to acquire, properties either directly or jointly with third parties and may also consider disposing of non-core properties from time to time. We generally seek investments that produce current income; however, we have selectively developed, are currently developing (through Trilogy Investors, LLC, or Trilogy), and may continue to selectively develop, real estate properties. Our portfolio may include properties in various stages of development other than those producing current income. These stages include unimproved land both with and without entitlements and permits, property to be redeveloped and repositioned, newly constructed properties and properties in lease-up or other stabilization stages, all of which have limited or no relevant operating histories and current income. We make such investment determinations based upon a variety of factors, including the anticipated risk-adjusted returns for such properties when compared with other available properties, the appropriate diversification of our portfolio and our objectives of realizing both current income and capital appreciation.

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
•
Strong Local Health Systems and Operating Partners. We seek to invest in properties that are associated with strong health systems and operators, provide exceptional care, have dominant market share and/or are critical to the healthcare delivery system in the communities that they serve.
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

Real Estate Investments

We generally seek investments that produce current income. We expect our real estate investments to include:

•
ISHC;
•
senior housing;
•
OM buildings;
•
SNFs; and
•
healthcare-related facilities operated utilizing a RIDEA structure.

Our real estate investments may also include:

•
long-term acute care facilities;
•
surgery centers;
•
memory care facilities;
•
specialty medical and diagnostic service facilities;
•
hospitals;
•
laboratories and research facilities; and
•
pharmaceutical and medical supply manufacturing facilities.

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

Our real estate investments generally take the form of holding fee title or long-term leasehold interests. Our investments may be made either directly through our operating partnership or indirectly through investments in joint ventures, limited liability companies, general partnerships or other co-ownership arrangements with the developers of the properties or other persons. See “Joint Ventures” below for a further discussion. In addition, we have exercised, and may continue to exercise, our purchase options to acquire properties that we currently lease.

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

We have acquired, and we intend to continue to acquire, leased properties with long-term leases and we generally do not intend to operate any healthcare-related facilities directly. As a REIT, we are prohibited from operating healthcare-related facilities directly; however, we have leased, and may continue to lease, healthcare-related facilities that we acquire to wholly-owned taxable REIT subsidiaries, or TRS, utilizing a RIDEA structure permitted by the Code. In such an event, our TRS will engage a third party in the business of operating healthcare-related facilities to manage the property. Through our TRS, we bear operational risks and liabilities associated with the operation of such healthcare-related facilities unlike our triple-net leased properties. Such operational risks and liabilities might include, but are not limited to, resident quality of care claims and governmental reimbursement matters.

Development and Construction Activities

On an opportunistic basis, we have selectively developed, are currently developing (through Trilogy), and may continue to selectively develop, real estate assets within our ISHC segment and other segments of our portfolio when market conditions warrant, which may be funded through capital that we, and in certain circumstances, our joint venture partners, provide. In doing so, we may be able to reduce overall purchase costs by developing property versus purchasing an existing property. We retain and will continue to retain independent contractors to perform the actual construction work on tenant improvements, as well as property development.

Terms of Leases

The terms and conditions of any lease we enter into with our tenants at our non-RIDEA properties may vary substantially. However, we expect that a majority of such tenant leases will require the tenant to pay or reimburse us for some or all of the operating expenses of the building based on the tenant’s proportionate share of rentable space within the building. Operating expenses typically include, but are not limited to, real estate and other taxes, utilities, insurance and building repairs, and other building operation and management costs. For our multi-tenanted properties, we generally expect to be responsible for the replacement of certain capital improvements affecting a property, including structural components of a property such as the roof of a building and other capital improvements such as parking facilities. We expect that many of our tenant leases will have terms of five or more years, some of which may have renewal options.

Substantially all of our leases with residents at our SHOP and ISHC that are operated utilizing a RIDEA structure are for a term of one year or less, which creates the opportunity for operators to adjust rents to reflect current market conditions.

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

Investments in Real Estate Mortgages

We have invested, and we may continue to invest, in first and second mortgage loans, mezzanine loans, bridge loans mortgage participations and seller financing. However, we will not make or invest in any loans that are subordinate to any mortgage or equity interest of any of our directors or affiliates. In evaluating prospective loan investments, we consider factors, including, but not limited to: (i) the ratio of the investment amount to the underlying property’s value; (ii) current and projected cash flows of the property; (iii) the degree of liquidity of the investment; (iv) the quality, experience and creditworthiness of the borrower; and (v) in the case of mezzanine loans, the ability to acquire the underlying real property.

Our criteria for making or investing in loans are substantially the same as those involved in our investment in properties. In the event a real estate-related investment transaction is with any of our directors or their respective affiliates, an appraisal will be obtained from a certified independent appraiser to support its determination of fair market value. In addition, we will seek to obtain a customary lender’s title insurance policy or commitment as to the priority of the mortgage or condition of the title.

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

Financing Policies

We have used, and may continue to use, unsecured and secured debt as a means of providing additional funds for the acquisition of properties and real estate-related investments. When interest rates are high or financing is otherwise unavailable on a timely basis, we may purchase certain assets for cash with the intention of obtaining debt financing at a later time. We have also used, and may continue to use, derivative financial instruments such as fixed interest rate swaps and caps to add stability to interest expense and to manage our exposure to interest rate movements.

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

Dispositions

We have disposed, and may continue to dispose, of assets. We will determine whether a particular property or real estate-related investment should be sold or otherwise disposed of after consideration of the relevant factors, including prevailing economic conditions, with a view toward maximizing our investment objectives. We intend to hold each property or real estate-related investment we acquire for an extended period. However, circumstances might arise which could result in a shortened holding period for certain investments. A property or real estate-related investment may be sold before the end of the expected holding period if: (i) diversification benefits exist associated with disposing of the investment and rebalancing our investment portfolio; (ii) an opportunity arises to pursue a more attractive investment; (iii) the value of the investment might decline; (iv) with respect to our non-RIDEA properties, a major tenant involuntarily liquidates or is in default under its lease; (v) the investment was acquired as part of a portfolio acquisition and does not meet our general acquisition criteria; (vi) an opportunity exists to enhance overall investment returns by raising capital through sale of the investment; or (vii) the sale of the investment is in our best interest and the best interests of our stockholders.

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

The amount of any cash distributions is determined by our board of directors, or our board, and depends on the amount of distributable funds, current and projected cash requirements, tax considerations, any limitations imposed by the terms of indebtedness we may incur, as well as other factors. If our investments produce sufficient cash flows, we expect to continue paying distributions to our stockholders as determined at the discretion of our board.

To the extent that any distributions to our stockholders are paid out of our current or accumulated earnings and profits, such distributions are taxable as ordinary income. To the extent that any of our distributions exceed our current and accumulated earnings and profits, such amounts constitute a return of capital to our stockholders for U.S. federal income tax purposes and thereafter will constitute capital gain upon the sale of our stock by our stockholders. Any portion of distributions to our stockholders paid from net offering proceeds or borrowings will be treated in the same manner.

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

Competition

We compete with many other entities engaged in real estate investment activities for acquisitions and dispositions of ISHC, OM buildings, senior housing, SNFs, and other healthcare-related facilities. Our ability to successfully compete is impacted by economic trends, availability of acceptable investment opportunities, our ability to negotiate beneficial investment terms, availability and cost of capital, construction and development costs and applicable laws and regulations.

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

Geographic Concentration

For a discussion of our geographic information, see Item 2, Properties — Geographic Diversification/Concentration Table, as well as Note 16, Segment Reporting, and Note 17, Concentration of Credit Risk, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Corporate Responsibility

We are committed to ethical business practices and dedicated to establishing a corporate responsibility program that benefits our residents, tenants, operators, employees, communities, and investors. We believe integrating corporate responsibility principles into our operations and across our portfolio of senior housing properties, skilled nursing facilities, and OM buildings will deliver a lasting and positive impact in the communities in which we operate by providing and facilitating high-quality care and outcomes. To achieve this, we have developed, and intend to update as applicable, our Corporate Responsibility Report and related policies, which are briefly summarized below. For updates and our latest corporate governance, environmental and social responsibility initiatives and accomplishments, please refer to our Corporate Responsibility Report and related policies, which can be found in their entirety on the Investor Relations section of our website, www.AmericanHealthcareREIT.com. Information contained on, or accessible through, our website is not incorporated by reference into and does not constitute a part of this Annual Report on Form 10-K.

Our board’s Nominating and Corporate Governance Committee has been delegated the authority to provide oversight and guidance to our board regarding corporate governance, environmental and social trends and best practices in connection with our corporate responsibility to society and the environment. In particular, the Nominating and Corporate Governance Committee shall, as it deems appropriate, recommend changes to our company’s corporate responsibility practices as necessary to comply with existing legal requirements or emerging trends and best practices. The Nominating and Corporate Governance Committee also periodically receives reports from the Corporate Responsibility Committee, that is composed of a cross-functional team across our organization that includes representatives from our Legal, Accounting and Finance, Human Resources, Investor Relations and Asset Management departments, regarding our corporate responsibility strategy, initiatives and policies. The Corporate Responsibility Committee is responsible for providing oversight and guidance of our corporate responsibility strategy and program and for monitoring compliance with legal requirements and regulations, and our Chief Operating Officer serves as the chairman of the Corporate Responsibility Committee.

Human Capital

As of December 31, 2025, we had approximately 121 employees, including 74 in Accounting and Finance, 17 in Asset Management, 10 in Investments, five in Information Technology and four in Legal. We recognize that our employees are a reflection of our values and our greatest asset, and we are dedicated to implementing programs that support our employees and provide the right tools to build a safe and healthy workplace. We also believe that one of the keys to our success is our ability to benefit from a wide range of opinions and experiences. As of December 31, 2025, 73.6% of our employees were minorities and 57.9% were female. We have several programs to support our employees’ professional development and to create a sense of belonging, including new hire mentorship programs, employee investment programs, employee satisfaction surveys, employee engagement events, and trainings related to health and safety and professional development. In 2025, our company was officially certified as a Great Place to Work® for 2025, based on direct feedback from employees and an independent analysis conducted by Great Place To Work®, the global authority on workplace culture. The Great Place To Work® Certification™ is awarded to organizations that deliver exceptional employee experiences.

Moreover, we have implemented a number of programs to foster not only their professional growth, but also their growth as global citizens. All of our employees are provided with a comprehensive benefits and wellness package, which may include high-quality medical, dental, and vision insurance, life insurance, 401(k) matching, long-term incentive plans, educational grants, fitness programs, employee stock purchase plan, and other benefits. We provide our employees, consultants and executive officers with competitive compensation and, where applicable, opportunities for equity ownership through our Second Amended and Restated 2015 Incentive Plan, or the AHR Incentive Plan, and Employee Stock Purchase Plan. See Note 12, Equity — Equity Compensation Plans, to the Consolidated Financial Statements that are part of this Annual Report on Form 10-K, for a further discussion.

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

Information About Industry Segments

We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. As of December 31, 2025, we operated through four reportable business segments: ISHC, OM, SHOP and triple-net leased properties.

Integrated Senior Health Campuses

ISHC are a valuable component of our portfolio because of their ability to provide a continuum of care for residents who require increasing levels of care. As of December 31, 2025, we owned and/or operated 147 ISHC. These facilities allow residents to “age-in-place” by providing independent living, assisted living, memory care, skilled nursing and certain ancillary services, all within a single campus setting. ISHC predominantly focus on need-driven segments of senior care (i.e., assisted living, memory care and skilled nursing) and charge market rents in lieu of entry fees, as is commonly the case with continuing care retirement communities. Predominantly all of our ISHC are operated utilizing a RIDEA structure, allowing us to participate in the upside from any improved operational performance while bearing the risk of any decline in operating performance.

Outpatient Medical

We value the stable and reliable cash flows our OM buildings provide our company, which we believe are particularly valuable during market disruptions and recessionary periods. As of December 31, 2025, we owned 74 OM buildings that we lease to third parties. These properties are similar to commercial office buildings, but typically require specialized infrastructure to accommodate physicians’ offices and examination rooms, as well as some ancillary uses, including pharmacies, hospital ancillary service space and outpatient services, such as diagnostic centers, rehabilitation clinics and outpatient-surgery operating rooms. Our OM buildings are typically multi-tenant properties leased to healthcare providers (hospitals and physician practices) under leases that generally provide for recovery of certain operating expenses and certain capital expenditures and have initial terms of five to 15 years with fixed annual rent escalations (historically ranging from 2% to 3% per year).

Senior Housing Operating Properties

We believe our SHOP segment has the potential for demand growth from an aging U.S. population. As of December 31, 2025, we owned and operated 97 senior housing and skilled nursing facilities in our SHOP segment. Such facilities cater to different segments of the elderly population based upon their personal needs and include independent living, assisted living, memory care or skilled nursing services. Residents of assisted living facilities typically require limited medical care but need assistance with eating, bathing, dressing and/or medication management. Services provided by operators at these facilities are primarily paid for by the residents directly or through private insurance and are therefore less reliant on government reimbursement programs, such as Medicaid and Medicare. The facilities in our SHOP segment are operated utilizing RIDEA structures, allowing us to participate in the upside from any improved operational performance while bearing the risk of any decline in operating performance.

Triple-Net Leased Properties

Our triple-net leased properties segment includes senior housing, skilled nursing facilities and hospitals. We lease such properties to tenants under triple-net or absolute-net leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures.

As of December 31, 2025, we owned six SNFs within our triple-net leased properties segment that we lease to third parties. SNF residents are generally higher acuity and need assistance with eating, bathing, dressing and/or medication management and also require available 24-hour nursing care. SNFs offer restorative, rehabilitative and custodial nursing care for people who cannot live independently but do not require the more extensive and sophisticated treatment available at hospitals. Skilled nursing services provided by our tenants in SNFs are paid for either by private sources or through the Medicare and Medicaid programs. Each SNF is leased to a single tenant under a triple-net lease, with an initial term typically ranging from 15 to 16 years, fixed annual rent escalations (historically ranging from 2% to 3% per year) and requiring minimum lease coverage ratios. We commonly structure SNFs under a master lease with multiple facilities in order to diversify our master tenant’s sources of rent and mitigate risk. We typically focus on SNF investments in states that require a CON in order to develop new SNFs, which we believe reduces the risk of over-supply.

As of December 31, 2025, we owned 11 senior housing facilities within our triple-net leased properties segment that we lease to third parties. Each facility is leased to a single tenant under a triple-net lease structure with an initial term that typically ranges from 14 to 15 years, fixed annual rent escalations (historically 2.5% per year) and requiring minimum lease coverage ratios. Such assets are commonly leased under a single master lease covering multiple facilities in order to diversify a master tenant’s sources of rent and mitigate risk.

As of December 31, 2025, we have one wholly-owned hospital and one hospital in which we own an approximately 90.6% interest within our triple-net leased properties segment. Services provided by operators and tenants in our hospitals are paid for by private sources, third-party payors (e.g., insurance and health maintenance organizations) or through the Medicare and Medicaid programs. Our hospital properties include acute care, long-term acute care, specialty and rehabilitation services that are leased to single tenants or operators under triple-net lease structures with an initial term ranging from 21 to 29 years and fixed annual rent escalations (historically 2% per year).

For a further discussion of our segment reporting for the years ended December 31, 2025, 2024 and 2023, see Item 2, Properties, Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 16, Segment Reporting, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

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

•
The financial deterioration, insolvency or bankruptcy of one or more of our major tenants, operators, borrowers or other obligors could have a material adverse effect on us.
•
We are dependent on tenants for our revenue, and lease defaults or terminations could reduce our ability to make distributions to our stockholders.
•
We have experienced net losses in the past and we may experience additional losses in the future.
•
Our success depends, in part, on the continued contributions of certain of our key executives; in the event that a key executive is no longer employed by us or otherwise becomes unavailable to us for an extended period of time we could be materially and adversely affected.
•
All of our ISHC are managed by Trilogy Management Services, LLC, or the Trilogy Manager, and account for a significant portion of our revenues and operating income. Adverse developments in the Trilogy Manager’s business or financial strength could have a material adverse effect on us.
•
A breach of, or failure in, information technology systems on which we rely could materially and adversely impact us.

Risks Related to Investments in Real Estate

•
Changing market conditions could lead our real estate investments to decrease in value or may cause us to sell our properties at a loss in the future.
•
Most of our costs, such as operating and general and administrative expenses, interest expense and real estate acquisition and construction costs, are subject to inflation and may not be recoverable.
•
Our high concentrations of properties in particular geographic areas magnify the effects of negative conditions affecting those geographic areas.
•
Our real estate investments may be concentrated in senior housing, SNFs, OM buildings or other healthcare-related facilities, making us more vulnerable to negative factors affecting these classes than if our investments were diversified beyond the healthcare industry.
•
Our business, tenants, residents and operators may face litigation and experience rising liability and insurance costs, which may materially and adversely affect us.

Risks Related to Real Estate-Related Investments

•
Mortgage, mezzanine and bridge loans that we may invest in, or have invested in the past, may involve greater risks of loss and negatively impact the value of our investment.

Risks Related to the Healthcare Industry

•
The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of our tenants to make rent payments to us or adversely affect our operators’ ability to operate facilities held in RIDEA structures.
•
Reimbursement rates from third-party payors, including Medicare and Medicaid, that do not rise as quickly, or at all, compared to the rate of inflation and the cost of providing items and services, could adversely affect our tenants’

operations and ability to make rental payments to us or our profitability from operating facilities held in RIDEA structures.
•
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

•
When we serve as a managing member, general partner or controlling party with respect to investments or joint ventures, we may be subject to risks and liabilities that we would not otherwise face.

Risks Related to Debt Financing

•
We may incur additional indebtedness in the future, which could materially and adversely affect us.
•
Lenders may require us to enter into restrictive covenants that could adversely affect our business.

Risks Related to Our Corporate Structure and Organization

•
Our charter imposes a limit on the percentage of shares of our common stock or capital stock that any person may own, and such limit may discourage a takeover or business combination that may have benefited our stockholders.

Risks Related to Taxes and Our REIT Status

•
Failure to maintain our qualification as a REIT for U.S. federal income tax purposes would subject us to U.S. federal income tax on our REIT taxable income at the regular corporate rate, which would substantially increase our income tax expenses and reduce our distributions to our stockholders.
•
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability or reduce our operating flexibility.

Risks Related to Our Common Stock

•
The market price and trading volume of shares of our Common Stock may be volatile.
•
Our ability to pay distributions in the future may be limited by agreements relating to our indebtedness and other factors.
•
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

Historically, we have experienced net losses (calculated in accordance with GAAP), and we may not become or remain profitable or realize growth in the value of our investments. Many of our losses can be attributed to depreciation and amortization, interest expense, general and administrative expenses, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. For a further discussion of our operational history and the factors affecting our net losses, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the notes thereto that are a part of this Annual Report on Form 10-K.

Our success depends, in part, on the continued contributions of certain of our key executives; in the event that a key executive is no longer employed by us or otherwise becomes unavailable to us for an extended period of time we could be materially and adversely affected.

Our success depends, to a significant degree, upon the continued contributions of our key executives. In particular, Danny Prosky, our Chief Executive Officer, President and a member of our Board of Directors, has made significant contributions to our company, and it would be difficult to replace his experience with our business and his expertise. Mr. Prosky is taking a leave of absence from his executive role due to a recent medical event, and Jeffrey T. Hanson, our Chairman of the Board of Directors and our former Chief Executive Officer from 2015 to 2021, has been appointed to serve as our Interim Chief Executive Officer and President during Mr. Prosky’s leave. At this time, we are unable to predict when Mr. Prosky may be able to resume his duties as our Chief Executive Officer and President. In the event that Mr. Prosky is unable to resume his duties or if Mr. Prosky or one of our other key executives is no longer employed by us, it could have a material adverse effect on us, and we may not be able to attract and hire equally capable individuals to replace them.

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
•
fluctuations as a result of supply and demand imbalances and reduced occupancies and rental rates may cause the properties that we own to decrease in value. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge or record a loss on sale in our financial results;
•
reduced values of our properties may limit our ability to obtain or maintain debt financing secured by our properties and may reduce the availability of unsecured loans;
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
•
geopolitical conflicts or events that may impact or result in elevated inflation and interest rates, political or social conflict, unrest or violence or similar events, tariffs, supply chains and the value of the U.S. dollar relative to other currencies;
•
governmental actions and initiatives and private sector or consumer reactions to such events, including risks associated with the impact of a prolonged government shutdown or budgetary reductions or impasses;
•
regulatory and legal uncertainty arising from governmental actions and associated legal challenges, laws that may differ or conflict with those in other jurisdictions, and lack of clarity or shifting governmental priorities regarding the enforcement of rules and regulations; and
•
increased insurance premiums, deductibles and other fees, real estate taxes or utilities or other expenses, such as inflation of costs or supplies, will decrease our financial results and may reduce funds available for distribution to our stockholders or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Also, any such increased expenses may not coincide with our ability to increase rents to tenants on turnover, which would adversely impact our financial results.

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

If we cannot obtain debt or equity funding on favorable terms, our ability to acquire properties may be impaired or delayed, which could have a material adverse effect on us.

Our identified sources of debt or equity funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding on favorable terms in the future, we may not be able to acquire new properties, pay other expenses or expand our business when desired, or at all, which would have a material adverse effect on us.

All of our ISHC are managed by the Trilogy Manager and account for a significant portion of our revenues and operating income. Adverse developments in the Trilogy Manager’s business or financial strength could have a material adverse effect on us.

The Trilogy Manager manages all of the day-to-day operations for all of our ISHC pursuant to a long-term management agreement. These ISHC accounted for approximately 45.3% of our portfolio (based on aggregate contract purchase price) as of December 31, 2025 and contributed approximately 55.5% of our annualized base rent/annualized net operating income, or NOI, as of such date. We rely on the Trilogy Manager’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our ISHC operations efficiently and effectively, and to identify and manage development opportunities for new ISHC. We also rely on the Trilogy Manager to provide accurate campus-level financial results for our ISHC in a timely manner and to otherwise operate our ISHC in compliance with the terms of our management agreement and all applicable laws and regulations. We depend on the Trilogy Manager’s ability to attract and retain skilled personnel to provide these services. A shortage of nurses or other trained personnel or general inflationary pressures may force the Trilogy Manager to enhance its pay and benefits package to compete effectively for such personnel, the cost of which we would bear, but it may not be able to offset these added costs by increasing the rates charged to residents. As such, any adverse developments in the Trilogy Manager’s business or financial strength, including its ability to retain key personnel, could impair its ability to manage our ISHC efficiently and effectively and could have a material adverse effect on us. In addition, if the Trilogy Manager experiences any significant financial, legal, accounting or regulatory difficulties due to a weak economy, industry downturn or otherwise, such difficulties could result in, among other adverse events, acceleration of its indebtedness, impairment of its continued access to capital, the enforcement of default remedies by its counterparties or the commencement of insolvency proceedings by or against it under the U.S. Bankruptcy Code. Any one or a combination of these risks could have a material adverse effect on us.

In the event that our management agreement with the Trilogy Manager is terminated or not renewed, we may be unable to replace the Trilogy Manager with another suitable operator, or, if we were successful in locating such an operator, we cannot guarantee that it would manage the ISHC efficiently and effectively or that any such transition would be completed timely, which may have a material adverse effect on us.

In the event we were to contemplate pursuing any existing or future contractual rights or remedies under our management agreement with the Trilogy Manager, including termination rights, we would consider numerous factors, including legal, contractual, regulatory, business and other relevant considerations. In the event that we exercise our rights to terminate the management agreement with the Trilogy Manager for any reason or such agreements are not renewed upon expiration of their terms, we would attempt to reposition the affected ISHC with another operator. Although we believe that other qualified national and regional operators would be interested in managing our ISHC, we cannot provide any assurance that we would be able to locate another suitable operator or, if we were successful in locating such an operator, that it would manage the ISHC efficiently and effectively or that any such transition would be completed timely or would not require substantial capital expenditures. Any such transition would likely result in disruption of the operation of such facilities, including matters relating to staffing and reporting. Moreover, the transition to a replacement operator may require approval by the applicable regulatory authorities and, in most cases, one or more of our lenders, including the mortgage lenders for certain of the ISHC, and we cannot provide any assurance that such approvals would be granted on a timely basis, if at all. Any inability to replace or delay in replacing the Trilogy Manager as the operator of our ISHC with a highly qualified successor on favorable terms could have a material adverse effect on us.

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

We and our tenants and operators rely on information technology systems, including the internet and networks and systems maintained and controlled by third-party vendors and other third parties, to process, transmit and store information and to manage or support our business processes. Third-party vendors collect and hold personally identifiable information and other confidential information of our tenants, operators, patients, stockholders and employees. We also maintain confidential financial and business information regarding us and persons and entities with which we do business on our information technology systems. While we have enhanced our information technology systems in response to the general cybersecurity threat environment in recent years, we are not aware of any specific cybersecurity threat, including as a result of any previous cybersecurity or information security incident or breach, that has had a material effect on us, including our business strategy, results of operations or financial condition. However, there can be no assurance that a cybersecurity threat or incident that could have a material impact on us has not occurred or will not occur in the future.

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

Operating expenses on our non-RIDEA properties, with the exception of ground lease rental expenses, are typically recoverable through our lease arrangements, which allow us to pass through substantially all expenses associated with property taxes, insurance, utilities, repairs and maintenance and other operating expenses (including increases thereto) to our tenants. As of December 31, 2025, the majority of our existing leases were either triple-net leases or leases that allow us to recover certain operating expenses and certain capital expenditures. Our remaining leases are generally modified gross, or base year, leases, which only provide for recoveries of operating expenses above the operating expenses from the initial year within each lease. During inflationary periods such as those prevailing in recent years, we have historically been able to and expect to recover increases in operating expenses from our triple-net leases and our gross leases. For our RIDEA properties, increases in operating expenses, including labor, that are caused by inflationary pressures will generally be passed through to us and may materially and adversely affect us.

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

Also, during inflationary periods, interest rates have historically increased, which in recent years have increased the interest expense of our borrowings and could do so again. Our exposure to increases in interest rates is limited to our variable-rate borrowings, which consist of borrowings under our credit facilities and variable-rate mortgage loans payable. As of December 31, 2025, we have entered into interest rate swap contracts to hedge an aggregate $550 million of our variable-rate credit facilities. As of December 31, 2025, our outstanding debt aggregated to $1.5 billion, of which all variable-rate debt was hedged. The rise in interest rates has also increased our interest expense on future fixed-rate borrowings. Therefore, a significant increase in inflation or interest rates would have a material adverse impact on our financing costs and interest expense.

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

Additionally, inflationary pricing may increase the acquisition and construction costs necessary to complete our development and redevelopment projects, including, but not limited to, costs of construction materials, labor and services from third-party contractors and suppliers. Higher acquisition and construction costs could adversely impact our net investments in real estate and expected yields in our development and redevelopment projects, which may make otherwise lucrative investment opportunities less profitable to us. Any of these matters may materially and adversely affect us over time.

Our high concentrations of properties in particular geographic areas magnify the effects of negative conditions affecting those geographic areas.

We have a concentration of properties in particular geographic areas; therefore, any adverse situation that disproportionately effects one of those areas would have a magnified adverse effect on our portfolio. As of December 31, 2025, properties located in Indiana and Ohio accounted for approximately 33.4% and 11.5%, respectively, of our total property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy, real estate and other market conditions, as well as natural disasters or other localized events impacting those regions.

Our real estate investments may be concentrated in senior housing, SNFs, OM buildings or other healthcare-related facilities, making us more vulnerable to negative factors affecting these classes than if our investments were diversified beyond the healthcare industry.

As a REIT, we invest primarily in real estate. Within the real estate industry, we have acquired, developed and owned, and may continue to acquire, or selectively develop and own, senior housing, SNFs, OM buildings and other healthcare-related facilities. As of December 31, 2025, our three major asset class concentrations (based on aggregate contract purchase price) were senior housing 49.1%, SNFs 26.9% and OM buildings 19.8%. We are subject to risks inherent in concentrating investments in real estate. These risks resulting from a lack of diversification become even greater as a result of our business objectives and growth strategies, which involve investing substantially all of our assets in clinical healthcare real estate.

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

Our buildings that are subject to ground leases could restrict our use of such facilities. As of December 31, 2025, we own fee simple interests in all of our land, buildings and campuses, except for the following properties that are located on land that is subject to ground leases: (a) 18 OM buildings; (b) five ISHC; and (c) one SNF, in each case, for which we own fee simple interests in the building and other improvements on such properties. Additionally, we own and operate 15 ISHC that were leased to Trilogy by third parties. These ground leases contain certain restrictions. These restrictions include limits on our use of the facilities and ability to lease, sell or obtain mortgage financing secured by the facilities. There can be no assurance that the ground leases can be extended beyond the stated terms. These restrictions and term limitations could affect our returns on these facilities, which, in turn, could materially and adversely affect us. As a ground lessee, we are also exposed to the risk of reversion of the property upon expiration of the ground lease term or an earlier breach of the ground lease, which could materially and adversely affect us.

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

Terrorist attacks, acts of violence or war, political protests and unrest or public health crises (such as the COVID-19 pandemic) have negatively affected, and may in the future affect, our operations and our stockholders’ investments. We have acquired, and may continue to acquire, real estate assets located in areas that are susceptible to terrorist attacks, acts of violence or war, political protests or public health crises. These events may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain insurance to mitigate such risks, we may not be able to obtain sufficient coverage to fund any losses we may incur. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs. In addition, other than any reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure our stockholders that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for uninsured losses, our cash flows could be impaired in a manner that would result in little or no cash being distributed to our stockholders. More generally, any terrorist attack, other act of violence or war, political protest and unrest or public health crisis could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy, all of which could adversely affect our tenants’ ability to pay rent on their leases with us, our operators’ ability to manage our properties efficiently and effectively and our ability to borrow money or issue capital stock on favorable terms, which could have a material adverse effect on us.

Our business, tenants, residents and operators may face litigation and experience rising liability and insurance costs, which may materially and adversely affect us.

With respect to our SHOP and ISHC, we are ultimately responsible for operational risks and other liabilities of the facility, other than those arising out of certain actions by our operator, such as gross negligence or willful misconduct. As such, operational risks include, and our resulting revenues therefore depend on, the availability and cost of general and professional liability insurance coverage or increases in insurance policy deductibles.

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

International development, ownership and operating activities involve risks that are different from those we face with respect to our domestic development, ownership and operating activities. For example, we have limited investing experience in international markets. As of December 31, 2025, we have investments in the United Kingdom, or the UK, and the Isle of Man that represent 1.1% of our portfolio, based on our aggregate purchase price of real estate investments. If we are unable to successfully manage the risks associated with international expansion and operations, we may be adversely affected.

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

Additionally, we are subject to transition risk from international, governmental and societal responses to climate change that may materially and adversely affect us, our tenants or our operators, including through shifts in fuel sources leading to short- or long-term increases in energy costs and new and more stringent building codes pertaining to energy efficiency, reduced emissions or weather resistance that may be more costly to comply with, any of which could increase our building costs and our and our operators’ capital expenditures, maintenance and operating costs. Also, we are or may become subject to regulatory uncertainty, as well as new laws and market expectations with respect to disclosure requirements, and this may result in additional investments and implementation of new practices and reporting processes, all entailing additional compliance costs and risk. For example, the EU has adopted the Corporate Sustainability Reporting Directive that imposes disclosure of the risks and opportunities arising from social and environmental issues and of the impact of companies’ activities on people and the environment. Similarly, the State of California recently passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that will impose broad climate-related disclosure obligations on companies doing business in California. These rules have been challenged in court, and enforcement of the Climate-Related Financial Risk Act has been stayed by the Ninth Circuit, which is also considering whether any relief should extend to the Climate Corporate Data Accountability Act. The SEC also adopted rules mandating certain climate change disclosures in 2024, but the rules have been subject to litigation, and, in 2025, the SEC voted to end its defense of the rules, which never went into effect. Additional changes in international, federal, state or local regulation, regulatory uncertainty and societal expectations could materially and adversely affect us directly or indirectly through the impact on our operators.

Risks Related to Real Estate-Related Investments

Mortgage, mezzanine and bridge loans that we may invest in, or have invested in the past, may involve greater risks of loss and negatively impact the value of our investment.

Our investment strategy is primarily focused on investments in healthcare real estate; however, we may make limited investments in mortgage loans, mezzanine loans and bridge loans that are secured by, or relate to, healthcare properties. These investments are subject to credit risk, and the value of our loan investments and the income derived from them may be adversely affected by the financial condition and performance of the borrowers.

The ability of borrowers to repay these loans may be impaired by, among other things, declines in property cash flows, increased operating costs, changes in reimbursement rates, regulatory developments affecting healthcare operators, or general economic and capital market conditions. In the event of a default, foreclosure or restructuring, we may be unable to recover all or a portion of the outstanding loan balance, particularly if the value of the underlying collateral declines.

Mezzanine and bridge loans generally involve greater risk of loss than senior mortgage loans because they are often subordinate to senior indebtedness and may be secured by equity interests rather than direct interests in real property. In addition, these loans may be illiquid, may not have an established secondary market and may be more difficult to value than equity investments, especially during periods of market volatility.

Although investments in mortgage, mezzanine and bridge loans currently represent, and are expected to continue to represent, a small portion of our overall portfolio, adverse developments related to these investments could negatively impact our results of operations, cash flows and financial condition.

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

Reimbursement rates from third-party payors, including Medicare and Medicaid, that do not rise as quickly, or at all, compared to the rate of inflation and the cost of providing items and services, could adversely affect our tenants’ operations and ability to make rental payments to us or our profitability from operating facilities held in RIDEA structures.

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

In addition, the Patient Protection and Affordable Care Act of 2010, or the Healthcare Reform Act, was passed with an intent to reduce the number of individuals in the United States without health insurance and implement other significant changes to the ways in which healthcare is organized, delivered and reimbursed. Included within the legislation is a limitation on physician-owned hospitals from expanding facility capacity, unless the facility satisfies very narrow federal exceptions to this limitation. Therefore, if our tenants are physicians that own and refer to a hospital, the hospital may be limited in its operations and expansion potential, which may limit the hospital’s services and resulting revenues and may impact the owner’s ability to make rental payments.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments to the statute, some of which have changed the 2% amount for specific years or suspended the 2% for specific years, will remain in effect through the first eleven months of the President’s fiscal year 2032 sequestration order, unless additional Congressional action is taken. Future governmental actions, including changes to the ACA or a reduction in support for Medicare, Medicaid and other government sponsored payment programs, are difficult to predict and could have a material adverse effect on our financial condition and results of operations, while increased regulatory uncertainty could raise our compliance costs. The financial impact on our tenants and operators could adversely affect a tenant’s ability to make rent payments to us or an operator’s ability to operate facilities efficiently, either of which could have a material adverse effect on us.

In addition, because we and our tenants may rely on government programs or agencies as a source of funding, we and our tenants may be adversely affected by changes in government spending and funding priorities. Funding from government agencies and reimbursement programs such as Medicare and Medicaid, including overall funding availability and reimbursement rates under these programs, often fluctuates and is subject to unpredictable political processes. For example, federal policymakers have announced proposals to reduce overall healthcare spending, including with respect to Medicaid funding, which could impact our healthcare provider tenants and borrowers. Additionally, in November 2025, the Centers of Medicare and Medicaid Services, or CMS, announced several changes to existing Medicare payment policies, including revisions intended to reduce reimbursement for certain products and services furnished in the outpatient setting beginning in 2026. Any reduction in the availability or rate of funding or reimbursement, or delays surrounding the approval of such funding or reimbursement, may adversely impact our tenants’ operations or may cause our tenants to cease making rent payment payments to us or delay or forgo leasing space in our properties, which in turn may negatively impact our business, financial condition, or results of operations. In addition, such developments could adversely impact the overall demand for space in our properties.

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

These federal and foreign laws include:

•
the Federal Anti-Kickback Statute, a criminal law which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in return for, or to induce, the referral of an individual for, or the purchase, order or recommendation of, any item or service for which payment may be made under a federal healthcare program such as Medicare and Medicaid;
•
the Federal Physician Self-Referral Prohibition, which, subject to specific exceptions, restricts physicians from making referrals for certain designated health services for which payment may be made under Medicare or Medicaid to an entity with which the physician, or an immediate family member, has a financial relationship;
•
the False Claims Act, which prohibits any person from knowingly presenting, or causing to be presented, false or fraudulent claims for payment or approval that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government, including claims paid by the Medicare and Medicaid programs;
•
the Civil Monetary Penalties Law, which authorizes the U.S. Department of Health & Human Services to impose monetary penalties or exclusion from participating in state or federal healthcare programs for certain fraudulent acts;

•
the Health Insurance Portability and Accountability Act of 1996, as amended, which makes it a federal crime to defraud any health benefit plan, including private payors;
•
the Exclusions Law, which authorizes the U.S. Department of Health & Human Services to exclude persons or entities from participating in state or federal healthcare programs for certain fraudulent acts; and
•
the UK Bribery Act 2010, a criminal law which relates to any function of a public nature, connected with a business, performed in the course of a person’s employment or performed on behalf of a company or another body of persons, covering bribery both in the public and private sectors.

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
•
increased expenses for uninsured patients;
•
increased competition among healthcare providers;
•
increased liability insurance expenses;
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

Our tenants and operators may become subject to claims that their services have resulted in patient injury or other adverse effects. Healthcare providers have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims, employment-related claims and litigation asserted against them. The insurance coverage maintained by our tenants and operators may be uninsurable, may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to our tenants and operators due to state law prohibitions or limitations of availability. As a result, tenants and operators of our senior housing, SNFs, OM buildings and other healthcare-related facilities operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. We also believe that there has been, and will continue to be, an increase in regulatory or other governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance may not always be available to cover such losses, and certain claims may not be insurable at all. Any adverse determination or settlement in a legal proceeding or regulatory or other governmental investigation, whether currently asserted or arising in the future, could negatively affect a tenant’s or operator’s business and financial strength. If a tenant or operator is unable to insure a claim or obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if uninsured punitive damages are required to be paid, or if an uninsurable government enforcement action is brought, the tenant or operator could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent to us or the operator’s ability to manage our properties efficiently and effectively, which could have a material adverse effect on us.

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

In certain circumstances, we may serve as a managing member, general partner or controlling party with respect to investments and joint ventures. In such instances, we may face additional risks including, among others, the following:

•
we may have increased duties to the other investors or partners in the investment or venture;
•
in the event of certain events or conflicts, our partners may have recourse against us, including the right to monetary penalties, the ability to force a sale or exit the investment or venture;
•
heightened healthcare fraud and abuse risk where we, or our partners, are party to a joint venture, particularly given historic enforcement scrutiny of such arrangements and the complexity of designing such arrangements to meet an available regulatory safe harbor and/or otherwise comply with government guidance;
•
our partners may have the right to remove us as the general partner or managing member in certain cases involving cause; and
•
our subsidiaries that would be the general partner or managing member of the investment or venture could be generally liable, under applicable law or the governing agreement of a venture, for the debts and obligations of the investment or venture, subject to certain exculpation and indemnification rights pursuant to the terms of the governing agreement.

Risks Related to Debt Financing

We may incur additional indebtedness in the future, which could materially and adversely affect us.

As of December 31, 2025, we had indebtedness of $1.5 billion, which is comprised of $550 million in unsecured debt under our lines of credit and $986 million in secured mortgage loans payable. Although our overall leverage was lower than 30.0% of our combined market capitalization and outstanding indebtedness as of December 31, 2025, our organizational documents do not place a limitation on the amount of leverage that we may incur, and we could incur leverage substantially in excess of this amount.

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
•
our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that such debt will increase our investment returns in an amount sufficient to offset the associated risks relating to leverage;
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

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries, or TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35.0% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25.0% (20.0% for taxable years 2018 through 2025) of the gross value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. We lease our properties that are “qualified health care properties” to one or more TRSs which, in turn, contract with independent third-party management companies to operate those “qualified health care properties” on behalf of those TRSs. In addition, we may use one or more TRSs generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A TRS is subject to applicable U.S. federal, state, local and foreign income tax on its taxable income, as well as limitations on the deductibility of its interest expenses. In addition, the Code imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

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

The maximum U.S. federal income tax rate for certain qualified dividends payable to domestic stockholders that are individuals, trusts and estates generally is 20.0%. Dividends payable by REITs, however, are generally not eligible for these reduced rates for qualified dividends except to the extent the REIT dividends are attributable to “qualified dividends” received by the REIT itself. U.S. individuals, trusts and estates are permitted a deduction for certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT stockholder that are not designated as capital gain dividends or qualified dividend income), allowing them to deduct up to 20.0% of such amounts, subject to certain limitations. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to qualified dividends from C corporations could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive as a U.S. federal income tax matter than investments in the stocks of non-REIT corporations that pay qualified dividends, which could adversely affect the market price of the shares of common stock of REITs, including our shares of Common Stock.

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

In addition to the risks listed in this “Risk Factors” section, a number of factors could negatively affect the share price of our Common Stock or result in fluctuations in the price or trading volume of shares of our Common Stock, including:

•
the annual yield from distributions on shares of our Common Stock as compared to yields on other financial instruments;
•
equity issuances by us, or future sales of substantial amounts of shares of our Common Stock by our existing or future stockholders or the perception that such issuances or future sales may occur;
•
increases in market interest rates or a decrease in our distributions to stockholders that lead purchasers of shares of our Common Stock to demand a higher yield;
•
changes in market valuations of similar companies;
•
fluctuations in stock market prices and volumes;
•
additions or departures of key management personnel;
•
our operating performance and the performance of other similar companies;
•
actual or anticipated differences in our quarterly operating results;
•
changes in expectations of future financial performance or changes in estimates of securities analysts;
•
publication of research reports about us or our industry by securities analysts;
•
failure to qualify as a REIT;

•
adverse market reaction to any indebtedness we incur in the future;
•
strategic decisions by us or our competitors, such as acquisitions, divestments, spin offs, joint ventures, strategic investments or changes in business strategy;
•
the passage of legislation or other regulatory developments that adversely affect us or our industry;
•
speculation in the press or investment community;
•
failure to satisfy the listing requirements of NYSE;
•
failure to comply with the requirements of the Sarbanes-Oxley Act of 2002;
•
actions by institutional stockholders;
•
changes in accounting principles; and
•
general market conditions, including factors unrelated to our performance.

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

Our ability to pay distributions in the future may be limited by agreements relating to our indebtedness and other factors.

Agreements relating to our indebtedness may limit our ability to pay cash distributions on our Common Stock. For example, our credit agreement, as amended, with an aggregate maximum principal amount up to $1.15 billion, or the 2024 Credit Facility, restricts our ability to pay cash distributions on our Common Stock beyond those necessary to maintain our qualification for taxation as a REIT if we default under the 2024 Credit Facility. Other financing agreements or instruments that we enter into or issue (including preferred stock) in the future also may limit our ability to pay cash distributions on our Common Stock. If we default under the 2024 Credit Facility, or if future financing agreements or instruments restrict our ability to pay cash distributions, we will be restricted in our ability to pay cash distributions on our Common Stock unless we can refinance amounts outstanding under those agreements or instruments. Similarly, agreements relating to the indebtedness of certain of our subsidiaries, including Trilogy Holdings, limit such subsidiaries’ ability to make cash distributions to us in the event of a default under such agreements. This would reduce the amount of cash available to us and could adversely affect our ability to pay cash distributions on our Common Stock.

Additionally, our ability to pay distributions may be impaired if any of the risks described in this Annual Report on Form 10-K for the year ended December 31, 2025 were to occur. Payment of future distributions is subject to declaration by our board of directors and depends on a number of factors, including funds available for the payment of distributions, our financial condition, capital expenditure requirements, annual distribution requirements needed to maintain our status as a REIT under the Code, restrictions imposed by our organizational documents and Maryland law and other factors as our board of directors may deem relevant from time to time.

Future offerings of debt securities, which would be senior to our Common Stock, or equity securities, which would dilute our existing stockholders and may be senior to our Common Stock, may adversely affect our stockholders.

We may in the future attempt to increase our capital resources by offering debt or equity securities, including notes and classes of preferred or common stock. Debt securities or shares of preferred stock will generally be entitled to receive interest payments or distributions, both current and in connection with any liquidation or sale, prior to the holders of our Common Stock. We are not required to offer any such additional debt or preferred stock to existing common stockholders on a preemptive basis. Therefore, issuances of common stock or other equity securities, including sales of shares of our Common Stock under an at the market equity offering program, pursuant to any forward sale agreement, or upon conversion or exchange of securities convertible into or exchangeable for Common Stock, will generally dilute the holdings of our existing stockholders. Because we may generally issue any such debt or preferred stock in the future without obtaining the approval of our stockholders, our stockholders will bear the risk of our future issuances reducing the market price of our Common Stock and diluting their proportionate ownership. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the form, amount, timing or nature of our future issuances.

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

Therefore, existing stockholders will experience dilution of their equity investment in us as we (i) sell additional shares of our Common Stock in the future, (ii) sell securities that are convertible into or exchangeable for shares of our Common Stock, including OP units, (iii) issue restricted shares of our Common Stock, restricted stock units, or RSUs, or other equity-based securities under our incentive plan or (iv) issue shares of our Common Stock in a merger or to sellers of properties acquired by us in connection with an exchange of OP units.

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

All distributions will be at the sole discretion of our board and will depend on our actual and projected financial condition, results of operations, cash flows, liquidity, maintenance of our REIT qualification and such other matters as our board may deem relevant from time to time. We intend to evaluate distributions throughout 2026, and it is possible that stockholders may not receive distributions equivalent to those previously paid by us for various reasons, including: (i) we may not have enough cash to pay such distributions due to changes in our cash requirements, indebtedness, capital spending plans, operating cash flows or financial position; (ii) decisions on whether, when and in what amounts to make any future distributions will remain at all times entirely at the discretion of the board, which reserves the right to change our distribution practices at any time and for any reason; (iii) our board may elect to retain cash for investment purposes, working capital reserves or other purposes, or to maintain or improve our credit ratings; and (iv) the amount of distributions that our subsidiaries may distribute to us may be subject to restrictions imposed by state law, state regulators and/or the terms of any current or future indebtedness that these subsidiaries may incur.

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

We also engage external vendors to conduct vulnerability scanning and assess our policies and practices. To safeguard critical systems, we maintain encrypted, immutable backups and conduct regular testing to confirm their confidentiality, integrity and availability. These efforts are reinforced by routine disaster recovery tabletop exercises and restore testing, ensuring that our organization is prepared for any potential disruptions. In addition to our internal cybersecurity capabilities, we also periodically engage assessors, consultants, auditors and other third parties to provide consultation and advice to assist with assessing, identifying and managing cybersecurity risks. For instance, we engage third-party consultants to perform annual walkthroughs and design testing of information technology, or IT, general controls on behalf of our Internal Audit team, as well as to test IT control effectiveness throughout the year.

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

As of December 31, 2025, we are not aware of any cybersecurity threats or incidents that have materially affected us; however, there can be no guarantee that we will not be the subject of future attacks, threats or incidents that may have a material impact on our business strategy, results of operations or financial condition. Additional information on cybersecurity risks we face can be found in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K under the heading “A breach of, or failure in, information technology systems on which we rely could materially and adversely impact us,” which should be read in conjunction with the foregoing information.

Governance

Reporting to the Chief Operating Officer, our Vice President of Information Technology, who has extensive cybersecurity knowledge and skills from over 17 years of relevant work experience at our company and elsewhere, leads our Information Technology team, which is responsible for developing and implementing our information security program across our business. The Information Technology team comprises individuals with relevant educational and technical experience, including a dedicated IT Systems & Security Administrator. It works closely with the Legal department to oversee compliance and regulatory and contractual security requirements. Our Chief Operating Officer leads the Cybersecurity Incident Management Team, a cross-functional team that comprises Internal Audit, Legal, Information Technology, Risk Management and Accounting leaders. These individuals meet regularly and receive reports of, and monitor, the prevention, mitigation, detection and remediation of cybersecurity incidents. Our Chief Operating Officer is also responsible for reporting on cybersecurity and information technology to the Audit Committee.

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

Item 2. Properties.

As of December 31, 2025, our principal executive offices are located at 18191 Von Karman Avenue, Suite 300, Irvine, California 92612. We believe our existing leased facilities are in good condition and suitable for the conduct of our business.

Real Estate Investments

As of December 31, 2025, we operated through four reportable business segments: ISHC, OM, SHOP and triple-net leased properties. We own and/or operate 100% of our properties as of December 31, 2025, with the exception of our investments in Southlake TX Hospital and Louisiana Senior Housing Portfolio. See Note 11, Redeemable Noncontrolling Interests, and Note 12, Equity — Noncontrolling Interests in Total Equity, to the Consolidated Financial Statements that are part of this Annual Report on Form 10-K, for a further discussion of our noncontrolling interests. The following table presents certain additional information about our real estate investments as of December 31, 2025 (square feet and dollars in thousands):

Reportable Segment	Number of Buildings/ Campuses	GLA (Sq Ft)	% of GLA	Aggregate Contract Purchase Price	Annualized Base Rent/NOI(1)	% of Annualized Base Rent/NOI	Leased %(2)
ISHC	147	10,916	49.3%	$2,453,252	$252,097	55.5%	90.0%
SHOP	97	6,562	29.6	1,509,107	84,912	18.7	89.5%
OM	74	3,685	16.6	1,090,167	85,801	18.9	88.9%
Triple-net leased properties	19	999	4.5	368,665	31,233	6.9	100%
Total/weighted average(3)	337	22,162	100%	$5,421,191	$454,043	100%	91.3%

(1)
With the exception of our SHOP and ISHC, amount is based on annualized contractual base rent from leases as of December 31, 2025. For our SHOP and ISHC, amount is based on annualized NOI, a non-GAAP financial measure, due to the characteristics of the RIDEA structure. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Operating Income, for a further discussion of NOI.
(2)
Leased percentage includes all third-party leased space at our non-RIDEA properties (including master leases), except for our SHOP and ISHC where leased percentage represents resident occupancy on the available units/beds therein.
(3)
Weighted average leased percentage excludes our ISHC and SHOP.

We own fee simple interests in all of our land, buildings and campuses, except for the following properties that are located on land that is subject to ground leases: (a) 18 OM buildings; (b) five ISHC; and (c) one SNF, in each case, for which we own fee simple interests in the building and other improvements on such properties. Additionally, we own and operate 15 ISHC that were leased to Trilogy by third parties.

The following information generally applies to our properties:

•
we believe all of our properties are adequately covered by insurance and are suitable for their intended purposes;
•
we have no plans for any material renovations, improvements or development with respect to any of our properties, except in accordance with planned budgets and within our ISHC segment;
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

Lease Expirations

Substantially all of our leases with residents at our SHOP and ISHC are for a term of one year or less. The following table presents the sensitivity of our annual base rent due to lease expirations for the next 10 years and thereafter at our properties as of December 31, 2025, excluding our SHOP and ISHC (square feet and dollars in thousands):

Year	Number of Expiring Leases	Total Sq. Ft. of Expiring Leases	% of GLA Represented by Expiring Leases	Annual Base Rent of Expiring Leases(1)	% of Total Annual Base Rent Represented by Expiring Leases
2026	70	282	6.6%	$5,968	4.4%
2027	57	375	8.7	10,671	7.8
2028	59	502	11.7	14,771	10.9
2029	61	500	11.6	14,115	10.4
2030	53	521	12.1	17,522	12.9
2031	29	222	5.2	6,489	4.8
2032	23	397	9.2	10,079	7.4
2033	15	184	4.3	5,853	4.3
2034	12	226	5.3	5,782	4.2
2035	21	179	4.2	7,571	5.6
Thereafter	26	911	21.1	37,115	27.3
Total	426	4,299	100%	$135,936	100%

(1)
Amount is based on the total annual contractual base rent expiring in the applicable year, based on leases as of December 31, 2025.

Geographic Diversification/Concentration Table

The following table lists our property locations and provides certain information regarding our portfolio’s geographic diversification/concentration as of December 31, 2025 (square feet and dollars in thousands):

State	Number of Buildings/ Campuses	GLA (Sq Ft)	% of GLA	Annualized Base Rent/NOI(1)	% of Annualized Base Rent/NOI
Alabama	4	260	1.1%	$4,344	1.0%
Arizona	1	34	0.2	925	0.2
Arkansas	1	51	0.2	733	0.2
California	9	475	2.1	3,169	0.7
Colorado	6	287	1.3	6,982	1.5
Connecticut	3	107	0.5	2,501	0.6
District of Columbia	1	134	0.6	5,235	1.2
Florida	1	11	0.1	-	0.0
Georgia	11	458	2.1	10,090	2.2
Idaho	1	26	0.1	(97)	0.0
Illinois	7	288	1.3	5,186	1.1
Indiana	78	5,437	24.5	151,658	33.4
Iowa	1	38	0.2	629	0.1
Kansas	1	76	0.3	2,465	0.5
Kentucky	21	1,740	7.9	10,464	2.3
Louisiana	7	257	1.2	2,089	0.5
Maryland	1	77	0.4	1,682	0.4
Massachusetts	6	473	2.1	12,435	2.7
Michigan	28	1,764	8.0	44,606	9.8
Minnesota	6	761	3.4	19,958	4.4
Mississippi	2	76	0.3	850	0.2
Missouri	2	73	0.3	2,251	0.5
Nebraska	2	282	1.3	3,748	0.8
Nevada	1	191	0.9	3,534	0.8
New Jersey	4	162	0.7	4,212	0.9
New Mexico	2	272	1.2	3,310	0.7
New York	1	91	0.4	3,178	0.7
North Carolina	9	431	1.9	10,255	2.3
Ohio	40	3,057	13.8	52,024	11.5
Oregon	25	667	3.0	5,805	1.3
Pennsylvania	8	571	2.6	14,094	3.1
South Carolina	1	59	0.3	1,740	0.4
Tennessee	1	43	0.2	841	0.2
Texas	21	1,399	6.3	23,201	5.1
Utah	3	223	1.0	1,542	0.3
Virginia	3	910	4.1	11,555	2.5
Washington	7	242	1.1	6,928	1.5
Wisconsin	5	504	2.3	14,470	3.2
Total domestic	331	22,007	99.3%	$448,592	98.8%
UK and Isle of Man	6	155	0.7	5,451	1.2
Total	337	22,162	100%	$454,043	100%

(1)
Amount is based on contractual base rent from leases as of December 31, 2025, with the exception of our SHOP and ISHC, which amount is based on annualized NOI due to the characteristics of the RIDEA structure. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Operating Income, for a further discussion of NOI.

Indebtedness

For a discussion of our indebtedness, see Note 7, Mortgage Loans Payable, and Note 8, Lines of Credit and Term Loan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is listed and trades on the NYSE under the ticker symbol “AHR.” As of February 18, 2026, we had approximately 188,028,542 aggregate shares of our Common Stock outstanding, held by approximately 4,815 stockholders of record. This number does not represent the actual number of beneficial owners of our Common Stock because shares of our Common Stock are frequently held in “street name” by securities dealers and others for the beneficial owners who may vote the shares.

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

Since the first quarter of 2023, our board has authorized a quarterly distribution equal to $0.25 per share to holders of our common stock, which we expect will continue to be paid in the future, though we cannot guarantee that our distributions will continue at the current value or at all. Such quarterly distributions were equal to an annualized distribution rate of $1.00 per share and paid in cash, only from legally available funds. The amount of the quarterly distributions paid to our common stockholders was determined by our board and was dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our qualification as a REIT under the Code. As of December 31, 2025, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and some portion of a distribution to our stockholders may have been paid from borrowings.

See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Distributions, for a further discussion of our distributions.

Recent Sales of Unregistered Securities

On December 1, 2025, Griffin Capital redeemed a portion of its OP units in exchange for 67,791 shares of our Common Stock on a one-for-one basis. The issuance of shares of Common Stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

On November 10, 2025, we granted 73,734 time-based RSUs to one of our RIDEA managers pursuant to the Manager Equity Plan, or the Manager Plan. See Note 12, Equity — Equity Compensation Plans — Manager Equity Plan. Such time-based RSUs vest in three equal installments on each of March 1, 2026, March 1, 2027 and March 1, 2028 (subject to continuous service through each vesting date), and each such time-based RSU represents the right to receive one share of our common stock upon vesting. The time-based RSUs were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

On November 10, 2025, we granted 73,734 performance-based RSUs representing the right to receive up to 115,099 shares of our common stock upon vesting (such number of shares assumes that we issue shares of our common stock underlying such nonvested performance-based awards at maximum levels for performance and market conditions that have not yet been achieved; to the extent that performance or market conditions do not meet maximum levels, the actual number of shares of our common stock issued under the Manager Plan would be less than the amount reflected above) to our RIDEA Manager pursuant to the Manager Plan. Such performance-based RSUs will cliff vest on December 31, 2027 (subject to continuous service through that vesting date). The performance-based RSUs were issued in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Performance Graph

The following performance graph and table below compare the cumulative total return (including dividends) of shares of our Common Stock for the period from the listing of our shares on the NYSE on February 7, 2024 through December 31, 2025, with the cumulative returns of the Russell 2000 and the FTSE NAREIT All Equity REITs index, or FNER, over the same period of time. The data are based on the closing prices for the periods presented. The graph assumes that $100 was invested on February 7, 2024 and assumes the reinvestment of any dividends. The shareholder return shown on the graph below is not indicative of future performance. The information in this paragraph and the following performance graph are deemed “furnished”, not “filed”, with the SEC and is not to be incorporated by reference into any of our filings, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except as shall be expressly set forth by specific reference in such filing.

Ticker/Index	2/7/2024	12/31/2024	12/31/2025
AHR	$100.00	$226.64	$385.26
Russell 2000	$100.00	$115.85	$130.68
FNER	$100.00	$110.71	$113.22

Item 6. [Reserved].

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to American Healthcare REIT, Inc. and its subsidiaries, including American Healthcare REIT Holdings, LP, except where otherwise noted.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to promote understanding of our results of operations and financial condition. Such discussion is provided as a supplement to, and should be read in conjunction with our accompanying consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our financial position as of December 31, 2025 and 2024, together with our results of operations and cash flows for the years ended December 31, 2025, 2024 and 2023. This section discusses the results of operations and cash flows for fiscal year 2025 compared to fiscal year 2024. We have omitted the discussion related to the results of operations and changes in financial condition for fiscal year 2024 compared to fiscal year 2023 from this Annual Report on Form 10-K, but such discussion may be found in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our fiscal year 2024 Annual Report Form 10-K, which was filed with the U.S. Securities and Exchange Commission, or the SEC, on February 28, 2025. Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors that could affect the ongoing operations and occupancy of our tenants and residents.

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

Overview and Background

American Healthcare REIT, Inc., a Maryland corporation, is a self-managed REIT that acquires, owns and operates a diversified portfolio of clinical healthcare real estate properties, focusing primarily on senior housing, skilled nursing facilities, or SNFs, outpatient medical, or OM, buildings, and other healthcare-related facilities. We have built a fully-integrated management platform, with approximately 121 employees as of December 31, 2025, that operates clinical healthcare properties throughout the United States, and in the United Kingdom and the Isle of Man. We own and operate our integrated senior health campuses, or ISHC, and senior-housing operating properties, or SHOP, utilizing the structure permitted by the REIT Investment Diversification and Empowerment

Act of 2007, which is commonly referred to as a “RIDEA” structure. We have also originated and acquired secured loans and may acquire other real estate-related investments in the future on an infrequent and opportunistic basis. We generally seek investments that produce current income; however, we have selectively developed, and may continue to selectively develop, healthcare real estate properties. We have elected to be taxed as a REIT for U.S. federal income tax purposes. We believe that we have been organized and operated, and we intend to continue to operate, in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code of 1986, or the Code.

Operating Partnership

We conduct substantially all of our operations through American Healthcare REIT Holdings, LP, or our operating partnership, and we are the sole general partner of our operating partnership. As of December 31, 2025 and 2024, we owned 99.0% and 98.7%, respectively, of the operating partnership units, or OP units, in our operating partnership, and the remaining 1.0% and 1.3% of the OP units, respectively, were owned by the following limited partners: (i) AHI Group Holdings, LLC, which is owned and controlled by Jeffrey T. Hanson, our Chairman of the Board of Directors and Interim Chief Executive Officer and President, Danny Prosky, our Chief Executive Officer, President and director, who, as previously disclosed, is currently taking a leave of absence from his executive role for medical reasons, and Mathieu B. Streiff, one of our non-executive directors; and (ii) a wholly-owned subsidiary of Griffin Capital Company, LLC or Griffin Capital. See Note 11, Redeemable Noncontrolling Interests, and Note 12, Equity — Noncontrolling Interests in Total Equity, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of the ownership in our operating partnership.

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

Real Estate Investments Portfolio

We currently operate through four reportable business segments: ISHC, OM, SHOP and triple-net leased properties. See Note 16, Segment Reporting, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion. As of December 31, 2025, we owned and/or operated 337 buildings and ISHC, which represent in total approximately 22,162,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $5,421,191,000. In addition, as of December 31, 2025, we also owned a real estate-related debt investment purchased for $60,429,000.

Key Developments

•
In July 2025, we completed all sales pursuant to an at-the-market, or ATM, equity offering program established in November 2024, or the 2024 ATM Offering, that had a maximum gross sales price of up to $500,000,000. No shares of our Common Stock remain available for future sales under the 2024 ATM Offering. During the year ended December 31, 2025, we sold an aggregate of 11,015,582 shares of Common Stock under the 2024 ATM Offering for gross proceeds of $379,780,000 at an average gross price of $34.48.
•
In August 2025, concurrent with the termination of the 2024 ATM Offering, we established a new ATM equity offering program, or the 2025 ATM Offering, having a maximum gross sales price of up to $1,000,000,000. During the year ended December 31, 2025, we sold an aggregate of 15,592,634 shares of Common Stock under the 2025 ATM Offering for gross proceeds of $701,417,000 at an average gross price of $44.98.

•
In November 2025, we launched and closed our underwritten public offering, or the November 2025 Offering, for the sale of 9,315,000 shares of our Common Stock for gross proceeds of $447,120,000 at an average gross price of $48.00 per share, on a forward basis. In connection with the November 2025 Offering, we entered into forward sale agreements to postpone the delivery and settlement of shares until a future date of no later than May 20, 2027.
•
During 2025, we expanded our ISHC segment by $458,086,000 primarily through the acquisition, development and expansion of campuses. In addition, we acquired $589,000,000 of senior housing facilities during 2025, which are included in our SHOP segment.
•
During 2025, we disposed of properties within each of our segments for an aggregate contract sales price of $60,374,000.
•
As of February 18, 2026, we owned and/or operated 340 buildings and ISHC, or approximately 22,327,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $5,476,491,000. In addition, as of February 18, 2026, we also owned a real estate-related debt investment purchased for $60,429,000.

Critical Accounting Estimates

Our critical accounting estimates have the most impact on the reporting of our financial condition and results of operations and require significant judgments and estimates. We believe that our judgments and estimates are consistently applied and produce financial information that fairly present our financial condition and results of operations. Our critical accounting estimates include: (i) real estate investments purchase price allocation; (ii) impairment of long-lived assets; (iii) goodwill; and (iv) revenue recognition.

These critical accounting estimates may require complex judgment in their application and are evaluated on an ongoing basis using information that is available as well as various other assumptions believed to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a material adverse impact to our consolidated financial condition and results of operations or a different presentation of our financial statements. A discussion of our significant accounting policies is included within Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K. There have been no significant changes to our critical accounting estimates during 2025. Below is a summary of the key judgments and assumptions used in our critical accounting estimates.

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

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies— Recently Issued Accounting Pronouncements, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Acquisitions and Dispositions in 2025, 2024 and 2023

For a discussion of our acquisitions and dispositions of investments in 2025, 2024 and 2023, see Note 2, Summary of Significant Accounting Policies— Properties Held for Sale, and Note 3, Real Estate Investments, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

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

Inflation

During the years ended December 31, 2025 and 2024, inflation has affected our operations. The annual rate of inflation in the United States was 2.4% in January 2026, as measured by the Consumer Price Index. We believe inflation has impacted our operations such that we have experienced, and continue to experience, increases in the cost of labor, services, energy and supplies, and therefore continued inflationary pressures on our ISHC and SHOP could continue to impact our profitability in future periods. To offset the impact of inflation on the cost of labor and services, our RIDEA managers may have billed higher than average annual rent and care fee increases for existing residents in 2024 and 2025, as compared to prior years, while adjusting market rates as frequently as needed based on competitor pricing and market conditions. We believe this practice will improve operating performance in our ISHC and SHOP, as well as increase rent coverage and the stability of our real estate revenue in our triple-net leased properties over time.

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

Scheduled Lease Expirations

Excluding our ISHC and SHOP, as of December 31, 2025, our properties were 91.3% leased, and, during 2026, 6.6% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next 12 months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. As of December 31, 2025, our remaining weighted average lease term was 6.8 years, excluding our ISHC and SHOP.

Our combined ISHC and SHOP were 89.8% leased as of December 31, 2025. Substantially all of our leases with residents at such properties are for a term of one year or less.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

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

We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. As of December 31, 2025, we operated through four reportable business segments: ISHC, OM, SHOP and triple-net leased properties.

The most significant drivers behind changes in our consolidated results of operations for the year ended December 31, 2025, as compared to the year ended December 31, 2024, were primarily due to: our acquisitions and dispositions of investments during 2025; our increase in resident occupancies and billing rates; and the adverse impact of inflation, which resulted in increases in the cost of labor, services, energy and supplies. Additional information behind the changes in our consolidated results of operations is discussed in more detail below. See Note 3, Real Estate Investments, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion of our acquisitions and dispositions during 2025 and 2024. As of December 31, 2025 and 2024, we owned and/or operated the following types of properties (dollars in thousands):

	December 31,
	2025			2024
	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased % (1)	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased % (1)
ISHC	147	$2,453,252	90.0%	126	$2,020,596	88.0%
SHOP	97	1,509,107	89.5%	84	934,306	85.4%
OM	74	1,090,167	88.9%	84	1,205,145	87.9%
Triple-net leased properties	19	368,665	100%	20	373,165	100%
Total/weighted average(2)	337	$5,421,191	91.3%	314	$4,533,212	90.3%

(1)
Leased percentage includes all third-party leased space at our non-RIDEA properties (including master leases), except for our ISHC and SHOP where leased percentage represents resident occupancy of the available units/beds therein.
(2)
Weighted average leased percentage excludes our ISHC and SHOP.

Revenues

Our primary sources of revenue include resident fees and services revenue generated by our RIDEA properties and rent from our leased, non-RIDEA properties. For the years ended December 31, 2025 and 2024, resident fees and services revenue primarily consisted of rental fees related to resident leases, extended health care fees and other ancillary services, and real estate revenue primarily consisted of base rent and expense recoveries. The amount of revenues generated by our RIDEA properties depends principally on our ability to maintain resident occupancy rates. The amount of revenues generated by our non-RIDEA properties is dependent on our ability to maintain tenant occupancy rates of currently leased space and to lease available space at the then existing rental rates. Revenues by reportable segment consisted of the following for the periods presented below (in thousands):

	Year Ended December 31,
	2025	2024
Resident Fees and Services Revenue
ISHC	$1,763,935	$1,619,812
SHOP	330,571	263,986
Total resident fees and services revenue	2,094,506	1,883,798
Real Estate Revenue
OM	126,078	134,740
Triple-net leased properties	39,539	52,130
Total real estate revenue	165,617	186,870
Total revenues	$2,260,123	$2,070,668

Resident Fees and Services Revenue

For our ISHC segment, we increased resident fees and services revenue by $144,123,000 for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to: (i) increased resident occupancy, a more favorable payor mix and higher resident fees as a result of an increase in billing rates and levels of care service; (ii) an increase of $26,432,000 due to the acquisition in July 2025 of five senior housing properties located in Ohio and Michigan; (iii) an increase of $9,180,000 due to the acquisition in July 2025 of four senior housing properties located in Kentucky; and (iv) an increase of $6,110,000 due to the acquisition in December 2025 of 14 senior housing properties located in Ohio, Indiana, New Mexico and North Carolina.

For our SHOP segment, we increased resident fees and services revenue by $66,585,000 for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to: (i) an increase of $5,267,000 due to the acquisition of 14 senior housing properties in Oregon in February 2024; (ii) an increase of $13,717,000 due to the acquisition of five senior housing properties in Washington in September 2024; (iii) an increase of $2,524,000 due to the acquisition of one senior housing property in Georgia in October 2024; (iv) an increase of $8,991,000 due to the acquisition of one senior housing property in Virginia in April 2025; (v) an increase of $6,527,000 due to the acquisition of three senior housing properties in Minnesota and Idaho in the third quarter of 2025; (vi) an increase of $12,821,000 due to the acquisition of 10 senior housing properties in California, Minnesota, Pennsylvania, Utah and Wisconsin in the fourth quarter of 2025; and (vii) increased resident occupancy and higher resident fees as a result of an increase in billing rates.

Real Estate Revenue

For our triple-net leased properties segment, real estate revenue decreased $12,591,000 for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to a decrease of $9,235,000 related to the disposition of eight triple-net leased properties in Missouri in December 2024.

Real estate revenue for our OM segment decreased $8,662,000 for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to dispositions of OM buildings in 2024 and 2025, partially offset by contractual rent escalations and increased occupancy.

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

	Year Ended December 31,
	2025		2024
Property Operating Expenses
ISHC	$1,526,933	86.6%	$1,430,539	88.3%
SHOP	266,598	80.6%	223,354	84.6%
Total property operating expenses	$1,793,531	85.6%	$1,653,893	87.8%

Rental Expenses
OM	$48,662	38.6%	$50,885	37.8%
Triple-net leased properties	2,770	7.0%	2,354	4.5%
Total rental expenses	$51,432	31.1%	$53,239	28.5%

For our ISHC segment, total property operating expenses increased by $96,394,000 for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to: (i) increased resident occupancy and levels of care services at the facilities within such segment, thereby increasing labor costs and other operating expenses; (ii) an increase of $24,655,000 due to the acquisition in July 2025 of five senior housing properties located in Ohio and Michigan; (iii) an increase of $7,417,000 due to the acquisition in July 2025 of four senior housing properties located in Kentucky; and (iv) an increase of $5,239,000 due to the acquisition in December 2025 of 14 senior housing properties located in Ohio, Indiana, New Mexico and North Carolina.

For our SHOP segment, total property operating expenses increased by $43,244,000 for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to: (i) an increase of $5,658,000 due to the acquisition of 14 senior housing properties in Oregon in February 2024; (ii) an increase of $10,334,000 due to the acquisition of five senior housing properties in Washington in September 2024; (iii) an increase of $2,355,000 due to the acquisition of one senior housing property in Georgia in October 2024; (v) an increase of $4,868,000 due to the acquisition of one senior housing property located in Virginia in April 2025; (vi) an increase of $4,887,000 due to the acquisitions of three senior housing properties in Minnesota and Idaho in the third quarter of 2025; (vii) an increase of $9,109,000 due to the acquisition of 10 senior housing properties in California, Minnesota, Pennsylvania, Utah and Wisconsin in the fourth quarter of 2025; and (viii) increased occupancy at the facilities within such segment, thereby increasing labor costs and other operating expenses.

General and Administrative

For the year ended December 31, 2025, general and administrative expenses were $58,735,000, compared to $47,559,000 for the year ended December 31, 2024. The increase of $11,176,000 was primarily due to: (i) a $5,255,000 increase in stock compensation expense; and (ii) a $2,140,000 increase in salaries and benefits expense.

Interest Expense

Interest expense, including gain or loss in fair value of derivative financial instruments, consisted of the following for the periods presented below (in thousands):

	Year Ended December 31,
	2025	2024
Interest expense:
Mortgage loans payable	$41,969	$55,225
Lines of credit and term loan and derivative financial instruments	35,266	53,788
Amortization of deferred financing costs:
Mortgage loans payable	1,808	2,561
Lines of credit and term loan	1,554	2,934
Amortization of debt discount/premium, net	2,021	4,944
Loss (gain) in fair value of derivative financial instruments	1,034	(1,030)
Loss on debt and derivative extinguishments	1,830	5,382
Interest on finance lease liabilities	12	567
Interest expense on financing obligations and other liabilities	2,799	2,663
Capitalized interest	(1,484)	(334)
Total	$86,809	$126,700

The decrease in total interest expense for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily due to the $31,778,000 decrease in interest expense and $3,552,000 decrease in loss on debt and derivative extinguishments driven by our decline in debt balances. Such decrease in debt balances was primarily a result of the payoff of all our variable-rate mortgage loans payable and paydown of our variable-rate lines of credit using net proceeds raised from our equity offerings since February 2024 and cash flow from operations.

Gain or Loss on Dispositions of Real Estate Investments

For the year ended December 31, 2025, we recognized an aggregate net loss on dispositions of $2,965,000 primarily related to the sale of one SHOP, two ISHC, 10 OM buildings and one triple-net leased property. For the year ended December 31, 2024, we recognized an aggregate net gain on disposition of our real estate investments of $5,213,000 primarily related to the sale of four OM buildings, one ISHC, eight triple-net leased properties and one land easement disposal on one of our OM properties. See Note 3, Real Estate Investments — Dispositions of Real Estate Investments, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.

Impairment of Real Estate Investments

As we continued to evaluate our properties based on their historical operating performance and our expected holding period, we recognized aggregate impairment charges of $49,935,000 for eight OM buildings and one SHOP for the year ended December 31, 2025. For the year ended December 31, 2024, we recognized aggregate impairment charges of $45,755,000 for six OM buildings, two ISHC and two SHOP. See Note 3, Real Estate Investments — Impairment of Real Estate Investments, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.

Gain on Re-measurement of Previously Held Equity Interests

For the year ended December 31, 2025, we recognized a $14,580,000 gain on re-measurement of the fair value of our previously held equity interest in Trilogy Opportunity Fund I, LLC. For the year ended December 31, 2024, we did not recognize any gain on re-measurement of any previously held equity interest. See Note 3, Real Estate Investments — Acquisitions of Real Estate Investments — Acquisitions Accounted for as Asset Acquisitions, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.

Income Taxes

For the year ended December 31, 2025, as compared to the year ended December 31, 2024, we recognized a change from income tax expense to income tax benefit, which was primarily driven by the increase in taxable income of our taxable REIT subsidiaries, or TRS, within our ISHC segment and one property portfolio within our SHOP. Such increase in taxable income resulted in an aggregate $23,001,000 reversal of all of the valuation allowances recorded against the net deferred tax assets of such TRS. Deferred income tax is generally a function of the period’s temporary differences and the utilization of tax net operating loss generated in prior years that may be realized in future periods depending on sufficient taxable income. See Note 14, Income Taxes — Deferred Taxes, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operations, net proceeds from the issuances of equity securities, including through the 2025 ATM Offering (as defined and described at Note 12, Equity — Common Stock, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K), borrowings under our lines of credit and proceeds from the dispositions of real estate investments. For the next 12 months, our principal liquidity needs are to: (i) fund property operating expenses and general and administrative expenses; (ii) meet our debt service requirements (including principal and interest); (iii) fund the acquisition of real estate investments, development activities and capital expenditures; and (iv) make distributions to our stockholders, as required for us to continue to qualify as a REIT. We believe that the sources of liquidity described above will be sufficient to satisfy our cash requirements for the next 12 months and thereafter. We do not have any material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

Material Cash Requirements

Capital Improvement Expenditures

A capital plan for each investment is established upon acquisition that contemplates the estimated capital needs of that investment, including costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include operating cash generated by the investment, capital reserves, a line of credit or other loan established with respect to the investment, other borrowings or additional equity investments from us and joint venture partners. The capital plan for each investment is adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of December 31, 2025, we had $12,085,000 of restricted cash in loan impounds and reserve accounts to fund a portion of such capital expenditures. Based on the budget for the properties we owned as of December 31, 2025, we estimate that expenditures for capital and tenant improvements as of such date will be approximately $91,816,000 for 2026, although actual expenditures are predominantly discretionary and are dependent on many factors which are not presently known.

Contractual Obligations

The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and lines of credit and term loan; (ii) interest payments on our mortgage loans payable and lines of credit and term loan, excluding the effect of our interest rate swaps; (iii) operating lease obligations; and (iv) financing and other obligations as of December 31, 2025 (in thousands):

	Payments Due by Period
	2026	2027-2028	2029-2030	Thereafter	Total
Principal payments — fixed-rate debt	$159,687	$195,922	$61,695	$568,261	$985,565
Interest payments — fixed-rate debt	34,790	55,169	45,341	298,626	433,926
Principal payments — variable-rate debt	—	550,000	—	—	550,000
Interest payments — variable-rate debt (based on rates in effect as of December 31, 2025)	27,938	1,378	—	—	29,316
Operating lease obligations	28,106	58,525	55,236	68,862	210,729
Financing and other obligations	4,167	7,461	32,426	—	44,054
Total	$254,688	$868,455	$194,698	$935,749	$2,253,590

Distributions

For information on distributions, see Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Distributions, and the “Distributions” section below.

Credit Facilities

As of December 31, 2025, we are party to a credit agreement, as amended, with an aggregate maximum principal amount up to $1,150,000,000, or the 2024 Credit Facility. In addition, we are party to an agreement regarding a senior secured revolving credit facility with an aggregate maximum principal amount of $50,000,000, or the 2025 Trilogy Credit Facility. See Note 8, Lines of Credit and Term Loan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.

As of December 31, 2025, our aggregate borrowing capacity under the 2024 Credit Facility and the 2025 Trilogy Credit Facility,was $1,200,000,000. As of December 31, 2025, our aggregate borrowings outstanding under our credit facilities was $550,000,000 and we had an aggregate of $650,000,000 available on such facilities. We believe that such resource will be sufficient to satisfy our cash requirements for the next 12 months and the longer term thereafter.

Cash Flows

The following table sets forth changes in cash flows (in thousands):

	Year Ended December 31,
	2025	2024
Cash, cash equivalents and restricted cash — beginning of period	$123,301	$90,782
Net cash provided by operating activities	294,441	176,087
Net cash used in investing activities	(1,083,292)	(8,734)
Net cash provided by (used in) financing activities	817,241	(134,743)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	62	(91)
Cash, cash equivalents and restricted cash — end of period	$151,753	$123,301

The following summary discussion of our changes in our cash flows is based on our accompanying consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Operating Activities

For the years ended December 31, 2025 and 2024, cash flows from operating activities were primarily related to property operations, offset by payments of general and administrative expenses and interest payments on our outstanding indebtedness. In general, cash flows from operating activities are affected by the timing of cash receipts and payments, and have increased since 2024 primarily due to improved resident occupancy, an increase in resident billing rates and expense management at our properties operated under a RIDEA structure, as well as a decrease in interest paid on our outstanding indebtedness as a result of mortgage loan payoffs and paydowns on our lines of credit using net proceeds from our equity offerings in 2025 and 2024. See the “Results of Operations” section above for a further discussion.

Investing Activities

For the year ended December 31, 2025, as compared to the year ended December 31, 2024, the increase in net cash used in investing activities was primarily due to a $824,073,000 increase in cash paid to acquire senior housing properties that are included within our SHOP and ISHC segments, $118,398,000 in cash paid in July 2025 to acquire a 51.0% controlling interest in Trilogy Opportunity Fund I, LLC, which owned and/or operated five ISHC, a $91,059,000 decrease in proceeds from dispositions of real estate investments and a $36,622,000 increase in developments and capital expenditures.

Financing Activities

For the year ended December 31, 2025, as compared to the year ended December 31, 2024, the change from net cash used in financing activities to net cash provided by financing activities, was primarily due to a $829,728,000 decrease in net payments on our lines of credit and mortgage loans payable using the net proceeds from equity offerings and a $62,664,000 decrease in the payment of equity offering costs. Further, in 2024, we paid $258,001,000 to purchase the noncontrolling interest in Trilogy REIT Holdings LLC held by a joint venture partner and paid $36,083,000 to redeem certain equity interests owned in Trilogy Investors, LLC. Such amounts were partially offset by a $207,983,000 decrease in gross equity offering proceeds and a $42,627,000 increase in distributions paid.

Distributions

The following table reflects the income tax treatment for distributions reportable for the periods presented below (dollars in thousands):

	Year Ended December 31,
	2025		2024
Ordinary income	$50,543	31.2%	$89,325	74.6%
Capital gain	—	—	8,769	7.3
Return of capital	111,350	68.8	21,629	18.1
	$161,893	100%	$119,723	100%

Financing

Mortgage Loans Payable, Net

For a discussion of our mortgage loans payable, see Note 7, Mortgage Loans Payable, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Lines of Credit and Term Loan

For a discussion of our lines of credit and term loan, see Note 8, Lines of Credit and Term Loan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

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

Debt Service Requirements

A significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of December 31, 2025, we had $985,565,000 of fixed-rate mortgage loans payable outstanding secured by our properties. As of December 31, 2025, we had $550,000,000 outstanding, and $650,000,000 remained available, under our lines of credit. The weighted average effective interest rate on our outstanding debt, factoring in our interest rate swaps, was 4.34% per annum as of December 31, 2025. See Note 7, Mortgage Loans Payable, and Note 8, Lines of Credit and Term Loan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

We are required by the terms of certain loan documents to meet various financial and non-financial covenants, such as leverage ratios, net worth ratios, debt service coverage ratios and fixed charge coverage ratios. As of December 31, 2025, we were in compliance with all such covenants and requirements on our mortgage loans payable and our lines of credit and term loan. If any future covenants are violated, we anticipate seeking a waiver or amending the debt covenants with the lenders when and if such event should occur. However, there can be no assurances that management will be able to effectively achieve such plans.

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

The following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to FFO and Normalized FFO for the periods presented below (in thousands):

	Year Ended December 31,
	2025	2024
Net income (loss)	$70,818	$(35,600)
Depreciation and amortization related to real estate — consolidated properties	187,237	179,040
Depreciation and amortization related to real estate — unconsolidated entities	1,034	1,186
Impairment of real estate investments — consolidated properties	49,935	45,755
Loss (gain) on dispositions of real estate investments, net — consolidated properties	2,965	(5,213)
Gain on re-measurement of previously held equity interest	(14,580)	—
Net income attributable to noncontrolling interests	(1,012)	(2,212)
Depreciation, amortization, impairments, net gain/loss on dispositions and gain on re-measurement — noncontrolling interests	(3,063)	(17,851)
NAREIT FFO attributable to controlling interest	$293,334	$165,105

Transaction, transition and restructuring costs	$5,103	$7,141
Amortization of above- and below-market leases	1,386	1,692
Amortization of closing costs — debt security investment	72	324
Change in deferred rent	(2,604)	(2,411)
Non-cash impact of changes to equity instruments	14,621	9,367
Capitalized interest	(1,484)	(334)
Loss on debt and derivative extinguishments	1,830	5,382
Loss (gain) in fair value of derivative financial instruments	1,034	(1,030)
Foreign currency (gain) loss	(3,175)	774
Non-cash income tax benefit	(23,699)	—
Adjustments for unconsolidated entities	4	(320)
Adjustments for noncontrolling interests	67	(768)
Normalized FFO attributable to controlling interest	$286,489	$184,922

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

To facilitate understanding of this financial measure, the following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to NOI for the periods presented below (in thousands):

	Year Ended December 31,
	2025	2024
Net income (loss)	$70,818	$(35,600)
General and administrative	58,735	47,559
Transaction, transition and restructuring costs	5,103	7,141
Depreciation and amortization	187,559	179,192
Interest expense	85,775	127,730
Loss (gain) in fair value of derivative financial instruments	1,034	(1,030)
Loss (gain) on dispositions of real estate investments, net	2,965	(5,213)
Impairment of real estate investments	49,935	45,755
Loss from unconsolidated entities	1,967	6,868
Gain on re-measurement of previously held equity interest	(14,580)	—
Foreign currency (gain) loss	(3,175)	774
Other income, net	(8,805)	(11,353)
Income tax (benefit) expense	(22,171)	1,713
Net operating income	$415,160	$363,536

Subsequent Event

We announced on February 4, 2026 that Danny Prosky, our then Chief Executive Officer, President and director, is taking a leave of absence, effective February 3, 2026, due to a recent medical event. Our board of directors has appointed Jeffrey T. Hanson, our Chairman of the Board of Directors and our former Chief Executive Officer from 2015 to 2021, to serve as our Interim Chief Executive Officer and President, effective as of February 3, 2026.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk. There were no material changes in our market risk exposures, or in the methods we use to manage market risk, between the years ended December 31, 2025 and 2024.

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

We have entered into, and may continue to enter into, derivative financial instruments, such as interest rate swaps and interest rate caps, in order to mitigate our interest rate risk on a related financial instrument. We have not elected, and may continue to not elect, to apply hedge accounting treatment to these derivatives; therefore, changes in the fair value of interest rate derivative financial instruments were recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying consolidated statements of operations and comprehensive income (loss). As of December 31, 2025, our interest rate swaps are recorded in other liabilities in our accompanying consolidated balance sheet at their aggregate fair value of $929,000. We do not enter into derivative transactions for speculative purposes. For information on our interest rate swaps, see Note 9, Derivative Financial Instruments, and Note 13, Fair Value Measurements, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.

As of December 31, 2025, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes, excluding the effect of our interest rate swaps (dollars in thousands):

	Expected Maturity Date
	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Assets
Debt security held-to- maturity	$—	$—	$93,433	$—	$—	$—	$93,433	$93,107
Weighted average interest rate on maturing fixed-rate debt security	—%	—%	4.24%	—%	—%	—%	4.24%	—
Liabilities
Fixed-rate debt — principal payments	$159,687	$56,182	$139,740	$16,963	$44,732	$568,261	$985,565	$898,892
Weighted average interest rate on maturing fixed- rate debt	3.04%	3.51%	4.40%	3.36%	4.51%	3.74%	3.73%	—
Variable-rate debt — principal payments	$—	$550,000	$—	$—	$—	$—	$550,000	$549,946
Weighted average interest rate on maturing variable- rate debt (based on rates in effect as of December 31, 2025)	—%	5.01%	—%	—%	—%	—%	5.01%	—

Debt Security Investment, Net

As of December 31, 2025, the net carrying value of our debt security investment was $92,136,000. As we expect to hold our debt security investment to maturity and the amounts due under such debt security investment are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our debt security investment, would have a significant impact on our operations. See Note 13, Fair Value Measurements, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a discussion of the fair value of our investment in a held-to-maturity debt security. The stated interest rate on our debt security investment was 4.24% per annum as of December 31, 2025.

Mortgage Loans Payable, Net and Lines of Credit and Term Loan

Mortgage loans payable were $985,565,000 ($966,925,000, net of discount/premium and deferred financing costs) as of December 31, 2025. As of December 31, 2025, we had 85 fixed-rate mortgage loans payable with effective interest rates ranging from 2.21% to 5.99% per annum and a weighted average effective interest rate of 3.73%. In addition, as of December 31, 2025, we had $550,000,000 ($549,761,000, net of deferred financing fees) outstanding under our lines of credit and term loan, at a weighted average interest rate of 5.01% per annum.

As of December 31, 2025, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps, was 4.34% per annum. An increase in the variable interest rate on our variable-rate lines of credit and term loan constitutes a market risk. As of December 31, 2025, a 0.50% increase in the market rates of interest would have no impact on our overall annualized interest expense as all variable-rate loan balances as of December 31, 2025 have interest rate swap arrangements in place. See Note 7, Mortgage Loans Payable, and Note 8, Lines of Credit and Term Loan, to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K, for a further discussion.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2025 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2025, were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision, and with the participation, of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of a portfolio of 14 integrated senior health campuses that we acquired on December 16, 2025 and constituted 3.7% of our total assets as of December 31, 2025 and 0.3% of our total revenues for the year ended December 31, 2025. Due to the timing of the acquisition, management did not assess the effectiveness of internal control over financial reporting at such campuses.

Based on our evaluation under the Internal Control-Integrated Framework issued in 2013, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of American Healthcare REIT, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of American Healthcare REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 27, 2026, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at a portfolio of 14 integrated senior health campuses, which was acquired on December 16, 2025, and whose financial statements constitute 3.7% of total assets, and 0.3% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at such campuses.

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

/s/ Deloitte & Touche LLP

Costa Mesa, California

February 27, 2026

Item 9B. Other Information.

Securities Trading Plans of Directors and Officers

On December 19, 2025, Mark E. Foster, our Executive Vice President, General Counsel and Secretary, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Foster’s trading plan provides for the sale of up to 8,000 shares of our common stock and terminates on the earlier of the date on which all the shares under the plan are sold and December 31, 2026.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after the end of fiscal year 2025 with respect to our 2026 annual meeting of stockholders.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after the end of fiscal year 2025 with respect to our 2026 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after the end of fiscal year 2025 with respect to our 2026 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after the end of fiscal year 2025 with respect to our 2026 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our definitive proxy statement to be filed within 120 days after the end of fiscal year 2025 with respect to our 2026 annual meeting of stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

(a)(2) Financial Statement Schedule:

The following financial statement schedule for the year ended December 31, 2025 is submitted herewith:

Page
Real Estate and Accumulated Depreciation (Schedule III)	112

All schedules other than the one listed above have been omitted as the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.

(a)(3) Exhibits:

Page
The exhibits listed in this section are included, or incorporated by reference, in this annual report.	125

(b) Exhibits:

See Item 15(a)(3) above.

(c) Financial Statement Schedule:

See Item 15(a)(2) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of American Healthcare REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Healthcare REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

If indicators of impairment of long-lived assets are present, the Company evaluates the carrying value of the related real estate investment in relation to the future undiscounted cash flow analysis of the underlying operations for recoverability based on underlying management assumptions; including, capitalization rates, estimates for future revenues and operating expenses, the period of time the property is held for investment, among other factors. For the year ended December 31, 2025, impairment indicators arose for certain real estate investments and as a result, recoverability assessments were performed. The Company adjusts the net book value of real estate investments to fair value if the sum of the expected future undiscounted cash flow analysis, including sales proceeds, is less than carrying value. The Company recognizes an impairment loss at the time any such determination is made.

We identified the determination of impairment indicators and management’s use of undiscounted cash flow analysis for the test of recoverability of real estate investments as a critical audit matter because of the significant estimates and assumptions management makes in (i) identifying whether indicators of impairment were present and (ii) determining the undiscounted cash flow analysis for real estate investments when evaluating real estate investments for recoverability. Performing audit procedures to evaluate the reasonableness of significant estimates and assumptions required a high degree of auditor judgment and an increased extent of effort in evaluating the audit evidence related to (1) management’s identification of significant underperformance of real estate investments relative to historical or projected future operating results or significant change in the extent or manner in which the asset is used in determining if indicators of impairment are present and (2) management’s assumptions for capitalization rates and estimates of future revenues and operating expenses, and property holding periods in the undiscounted cash flow analysis used in evaluating recoverability of real estate investments when indicators of impairment are present.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of real estate investments, net for impairment included the following, among others:

•
We tested the effectiveness of controls over the Company’s process for evaluating impairment of real estate investments, including controls over management’s process for (1) identifying events and changes in circumstances indicating that the carrying amounts of the real estate investments may not be recoverable and (2) management’s review controls over cash flow analysis inputs and market based assumptions as a part of the recoverability assessment of real estate investments with impairment indicators.
•
We evaluated the Company’s assessment of impairment indicators by evaluating the reasonableness of management’s assessment of events and changes in circumstances indicating that the carrying amounts of the real estate investments may not be recoverable including: (1) significant underperformance of the real estate investments relative to historical or projected future operating results and (2) significant changes in the extent or manner in which the asset is used.
•
We evaluated management’s undiscounted cash flow analysis used in evaluating recoverability of its real estate investments when indicators of impairment are present by (1) evaluating the source information used by management, (2) testing the mathematical accuracy of the undiscounted cash flow analysis, (3) evaluating management’s significant assumptions, such as; capitalization rates, estimated future revenues and operating expenses by obtaining property specific leasing and operating expense data, as well as independent market data focused on similar property types and geographic locations, and (4) assessing property holding periods by evaluating management’s intent and ability to hold the properties for the duration of the recoverability assumption hold period.
•
We involved our fair value specialists, on a sample basis, to assist in evaluating revenue growth rate assumptions utilized by management as an input to estimated future revenues within their undiscounted cash flow analysis.
•
We performed sensitivity analyses to measure the impact of changes in significant assumptions such as capitalization rates, base resident fees, and absorption rates on undiscounted cash flow analysis used by management to test for recoverability of real estate investments with indicators of impairment.

/s/ Deloitte & Touche LLP

Costa Mesa, California

February 27, 2026

We have served as the Company's auditor since 2013.

AMERICAN HEALTHCARE REIT, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2025 and 2024

(In thousands, except share and per share amounts)

	December 31,
	2025	2024
ASSETS
Real estate investments, net	$4,183,419	$3,366,648
Debt security investment, net	92,136	91,264
Cash and cash equivalents	114,836	76,702
Restricted cash	36,917	46,599
Accounts and other receivables, net	204,313	211,104
Identified intangible assets, net	253,236	161,473
Goodwill	234,942	234,942
Operating lease right-of-use assets, net	135,399	163,987
Other assets, net	171,028	135,338
Total assets	$5,426,226	$4,488,057

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$966,925	$982,071
Lines of credit and term loan, net(1)	549,761	688,534
Accounts payable and accrued liabilities(1)	317,742	258,324
Identified intangible liabilities, net	2,110	3,001
Financing obligations(1)	33,902	34,870
Operating lease liabilities(1)	135,603	165,239
Security deposits, prepaid rent and other liabilities(1)	59,568	51,856
Total liabilities	2,065,611	2,183,895

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests (Note 11)	—	220

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, $0.01 par value per share; 700,000,000 shares authorized; 185,911,442 and 157,446,697 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1,852	1,564
Additional paid-in capital	4,880,169	3,720,268
Accumulated deficit	(1,559,279)	(1,458,089)
Accumulated other comprehensive loss	(2,104)	(2,512)
Total stockholders’ equity	3,320,638	2,261,231
Noncontrolling interests (Note 12)	39,977	42,711
Total equity	3,360,615	2,303,942
Total liabilities, redeemable noncontrolling interests and equity	$5,426,226	$4,488,057

(1)
Such liabilities of American Healthcare REIT, Inc. represented liabilities of American Healthcare REIT Holdings, LP or its consolidated subsidiaries as of December 31, 2025 and 2024. American Healthcare REIT Holdings, LP is a variable interest entity, or VIE, and a consolidated subsidiary of American Healthcare REIT, Inc. The creditors of American Healthcare REIT Holdings, LP or its consolidated subsidiaries do not have recourse against American Healthcare REIT, Inc., except for the 2024 Credit Facility, as defined in Note 8, Lines of Credit and Term Loan, held by American Healthcare REIT Holdings, LP in the amount of $550,000 and $689,000 as of December 31, 2025 and 2024, respectively, which was guaranteed by American Healthcare REIT, Inc.

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2025, 2024 and 2023

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues and grant income:
Resident fees and services	$2,094,506	$1,883,798	$1,668,742
Real estate revenue	165,617	186,870	190,401
Grant income	—	—	7,475
Total revenues and grant income	2,260,123	2,070,668	1,866,618
Expenses:
Property operating expenses	1,793,531	1,653,893	1,502,310
Rental expenses	51,432	53,239	57,475
General and administrative	58,735	47,559	47,510
Transaction, transition and restructuring costs	5,103	7,141	5,795
Depreciation and amortization	187,559	179,192	182,604
Total expenses	2,096,360	1,941,024	1,795,694
Other income (expense):
Interest expense:
Interest expense, net	(85,775)	(127,730)	(163,191)
(Loss) gain in fair value of derivative financial instruments	(1,034)	1,030	(926)
(Loss) gain on dispositions of real estate investments, net	(2,965)	5,213	32,472
Impairment of real estate investments	(49,935)	(45,755)	(13,899)
Impairment of intangible assets	—	—	(10,520)
Loss from unconsolidated entities	(1,967)	(6,868)	(1,718)
Gain on re-measurement of previously held equity interests	14,580	—	726
Foreign currency gain (loss)	3,175	(774)	2,307
Other income, net	8,805	11,353	7,601
Total net other expense	(115,116)	(163,531)	(147,148)
Income (loss) before income taxes	48,647	(33,887)	(76,224)
Income tax benefit (expense)	22,171	(1,713)	(663)
Net income (loss)	70,818	(35,600)	(76,887)
Net (income) loss attributable to noncontrolling interests	(1,012)	(2,212)	5,418
Net income (loss) attributable to controlling interest	$69,806	$(37,812)	$(71,469)
Net income (loss) per share of Common Stock, Class T common stock and Class I common stock attributable to controlling interest:
Basic	$0.42	$(0.29)	$(1.08)
Diluted	$0.42	$(0.29)	$(1.08)
Weighted average number of shares of Common Stock, Class T common stock and Class I common stock outstanding:
Basic	166,055,466	130,637,539	66,047,114
Diluted	166,849,603	130,637,539	66,047,114

Net income (loss)	$70,818	$(35,600)	$(76,887)
Other comprehensive income (loss):
Foreign currency translation adjustments	408	(87)	265
Total other comprehensive income (loss)	408	(87)	265
Comprehensive income (loss)	71,226	(35,687)	(76,622)
Comprehensive (income) loss attributable to noncontrolling interests	(1,012)	(2,212)	5,418
Comprehensive income (loss) attributable to controlling interest	$70,214	$(37,899)	$(71,204)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2025, 2024 and 2023

(In thousands, except share and per share amounts)

	Stockholders’ Equity
	Common Stock		Class T Common Stock		Class I Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
BALANCE — December 31, 2022	—	$—	19,535,095	$194	46,675,367	$467	$2,540,424	$(1,138,304)	$(2,690)	$1,400,091	$167,674	$1,567,765
Issuance of common stock related to equity compensation plans	—	—	26,156	—	—	—	—	—	—	—	—	—
Vested restricted common stock and stock units (1)	—	—	4,120	—	—	—	(72)	—	—	(72)	—	(72)
Amortization related to equity compensation plans	—	—	—	—	—	—	5,385	—	—	5,385	—	5,385
Stock based compensation	—	—	—	—	—	—	—	—	—	—	83	83
Repurchase of common stock	—	—	(12,515)	—	(2,047)	—	(469)	—	—	(469)	—	(469)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(8,210)	(8,210)
Reclassification of noncontrolling interests to mezzanine equity	—	—	—	—	—	—	—	—	—	—	(83)	(83)
Adjustment to value of redeemable noncontrolling interests	—	—	—	—	—	—	3,039	—	—	3,039	(95)	2,944
Distributions declared ($1.00 per share)	—	—	—	—	—	—	—	(66,449)	—	(66,449)	—	(66,449)
Net loss	—	—	—	—	—	—	—	(71,469)	—	(71,469)	(4,355)	(75,824)	(2)
Other comprehensive income	—	—	—	—	—	—	—	—	265	265	—	265
BALANCE — December 31, 2023	—	$—	19,552,856	$194	46,673,320	$467	$2,548,307	$(1,276,222)	$(2,425)	$1,270,321	$155,014	$1,425,335
Issuance of common stock in offerings	88,695,531	886	—	—	—	—	1,363,370	—	—	1,364,256	—	1,364,256
Offering costs — common stock	—	—	—	—	—	—	(76,289)	—	—	(76,289)	—	(76,289)
Issuance of common stock from the redemption of partnership units	1,497,759	15	—	—	—	—	31,279	—	—	31,294	(31,294)	—
Issuance of common stock related to equity compensation plans	1,001,102	—	—	—	—	—	—	—	—	—	—	—
Conversion of Class T and Class I common stock	66,274,793	662	(19,601,476)	(195)	(46,673,320)	(467)	—	—	—	—	—	—
Vested restricted common stock and stock units (1)	(22,488)	1	49,051	1	—	—	(640)	—	—	(638)	—	(638)
Amortization related to equity compensation plans	—	—	—	—	—	—	9,346	—	—	9,346	—	9,346
Stock based compensation	—	—	—	—	—	—	—	—	—	—	21	21
Repurchase of common stock	—	—	(431)	—	—	—	(14)	—	—	(14)	—	(14)
Purchase of noncontrolling interests	—	—	—	—	—	—	(162,541)	—	—	(162,541)	(95,901)	(258,442)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(3,242)	(3,242)
Reclassification of noncontrolling interests from mezzanine equity, net	—	—	—	—	—	—	—	—	—	—	15,282	15,282
Adjustment to value of redeemable noncontrolling interests	—	—	—	—	—	—	7,450	—	—	7,450	268	7,718
Distributions declared ($1.00 per share)	—	—	—	—	—	—	—	(144,055)	—	(144,055)	—	(144,055)
Net (loss) income	—	—	—	—	—	—	—	(37,812)	—	(37,812)	2,563	(35,249)	(2)
Other comprehensive loss	—	—	—	—	—	—	—	—	(87)	(87)	—	(87)
BALANCE — December 31, 2024	157,446,697	$1,564	—	$—	—	$—	$3,720,268	$(1,458,089)	$(2,512)	$2,261,231	$42,711	$2,303,942
Issuance of common stock in offerings	28,284,029	283	—	—	—	—	1,155,990	—	—	1,156,273	—	1,156,273
Offering costs — common stock	—	—	—	—	—	—	(10,095)	—	—	(10,095)	—	(10,095)
Issuance of common stock from the redemption of partnership units	67,791	1	—	—	—	—	1,348	—	—	1,349	(1,349)	—
Issuance of common stock related to equity compensation plans	34,415	—	—	—	—	—	238	—	—	238	—	238
Vested restricted common stock and stock units (1)	78,510	4	—	—	—	—	(2,406)	—	—	(2,402)	—	(2,402)
Amortization related to equity compensation plans	—	—	—	—	—	—	14,621	—	—	14,621	—	14,621
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(2,412)	(2,412)
Adjustment to value of redeemable noncontrolling interests	—	—	—	—	—	—	205	—	—	205	—	205
Distributions declared ($1.00 per share)	—	—	—	—	—	—	—	(170,996)	—	(170,996)	—	(170,996)
Net income	—	—	—	—	—	—	—	69,806	—	69,806	1,027	70,833	(2)
Other comprehensive income	—	—	—	—	—	—	—	—	408	408	—	408
BALANCE — December 31, 2025	185,911,442	$1,852	—	$—	—	$—	$4,880,169	$(1,559,279)	$(2,104)	$3,320,638	$39,977	$3,360,615

(1)
The amounts are shown net of common stock withheld to satisfy employee minimum tax withholding requirements in connection with the vesting of restricted common stock and stock units. See Note 12, Equity — Equity Compensation Plans, for a further discussion.
(2)
For the years ended December 31, 2025, 2024 and 2023, amounts exclude $(15), $(351) and $(1,063), respectively, of net loss attributable to redeemable noncontrolling interests. See Note 11, Redeemable Noncontrolling Interests, for a further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2025, 2024 and 2023

(In thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$70,818	$(35,600)	$(76,887)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	187,559	179,192	182,604
Other amortization	37,640	42,445	54,692
Deferred rent	(3,079)	(3,234)	(3,480)
Stock based compensation	14,621	9,870	5,468
Loss (gain) on dispositions of real estate investments, net	2,965	(5,213)	(32,472)
Impairment of real estate investments	49,935	45,755	13,899
Impairment of intangible assets	—	—	10,520
Loss from unconsolidated entities	1,967	6,868	1,718
Distributions of earnings from unconsolidated entity	211	—	—
Deferred income taxes	(22,939)	—	—
Gain on re-measurement of previously held equity interests	(14,580)	—	(726)
Foreign currency (gain) loss	(3,219)	780	(2,282)
Loss on extinguishments of debt	1,830	4,936	345
Change in fair value of derivative financial instruments	1,034	(1,030)	926
Changes in operating assets and liabilities:
Accounts and other receivables	(13,050)	(23,745)	(34,724)
Other assets	(20,635)	(9,461)	(4,166)
Accounts payable and accrued liabilities	29,013	(653)	15,427
Operating lease liabilities	(30,038)	(33,263)	(36,609)
Security deposits, prepaid rent and other liabilities	4,388	(1,560)	4,282
Net cash provided by operating activities	294,441	176,087	98,535
CASH FLOWS FROM INVESTING ACTIVITIES
Developments and capital expenditures	(128,562)	(91,940)	(99,791)
Acquisitions of real estate investments	(884,425)	(60,352)	(45,382)
Proceeds from dispositions of real estate investments	50,213	141,272	184,532
Acquisitions of previously held equity interests	(118,398)	—	(335)
Investments in unconsolidated entities	(443)	(235)	(12,592)
Distributions in excess of earnings from unconsolidated entity	—	126	—
Issuances of real estate notes receivable	(5,855)	(28,123)	(20,962)
Principal repayments on real estate notes receivable	10,788	30,008	6,082
Real estate and other deposits	(6,610)	510	(2,156)
Net cash (used in) provided by investing activities	(1,083,292)	(8,734)	9,396
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgage loans payable	30,000	63,017	160,442
Payments on mortgage loans payable	(49,159)	(515,245)	(101,457)
Borrowings under the lines of credit and term loan	248,500	891,300	401,450
Payments on the lines of credit and term loan	(387,532)	(1,426,991)	(459,361)
Borrowings under financing obligations	—	—	16,283
Payments on financing and other obligations	(1,750)	(7,532)	(34,943)
Deferred financing costs	(513)	(8,748)	(5,311)
Debt extinguishment costs	(150)	(2,259)	(269)
Proceeds from issuance of common stock in offerings	1,156,273	1,364,256	—
Proceeds from issuance of common stock pursuant to employee stock purchase plan	238	—	—
Payment of offering costs	(10,057)	(72,721)	(1,487)
Distributions paid	(163,522)	(120,895)	(76,284)
Repurchase of common stock	—	(14)	(469)
Payments to taxing authorities in connection with common stock directly withheld from employees	(2,402)	(639)	(72)

AMERICAN HEALTHCARE REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

For the Years Ended December 31, 2025, 2024 and 2023

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Purchase of noncontrolling interests	$—	$(258,442)	$—
Distributions to noncontrolling interests	(2,429)	(3,620)	(10,103)
Redemptions of noncontrolling interests	—	(36,083)	(17,150)
Security deposits, net	(256)	(127)	(331)
Net cash provided by (used in) financing activities	817,241	(134,743)	(129,062)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	28,390	32,610	(21,131)
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	62	(91)	7
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	123,301	90,782	111,906
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$151,753	$123,301	$90,782

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period:
Cash and cash equivalents	$76,702	$43,445	$65,052
Restricted cash	46,599	47,337	46,854
Cash, cash equivalents and restricted cash	$123,301	$90,782	$111,906

End of period:
Cash and cash equivalents	$114,836	$76,702	$43,445
Restricted cash	36,917	46,599	47,337
Cash, cash equivalents and restricted cash	$151,753	$123,301	$90,782

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$80,111	$116,285	$152,669
Income taxes	$1,799	$1,320	$1,297
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued developments and capital expenditures	$37,076	$22,644	$24,881
Capital expenditures from financing and other obligations	$—	$472	$5,413
Tenant improvement overage	$308	$4,852	$2,402
Acquisition of real estate investments with assumed mortgage loans payable, net of debt discount	$—	$127,254	$—
Assumption of mortgage loan payable for development	$—	$—	$10,884
Settlement of real estate notes receivable upon acquisition of unconsolidated entity	$18,000	$—	$—
Reclassification of noncontrolling interests from mezzanine equity, net	$—	$15,282	$—
Issuance of common stock from the redemption of operating partnership units	$1,349	$31,294	$—
Distributions declared but not paid	$47,832	$40,375	$17,590
Accrued repurchase of redeemable noncontrolling interest	$—	$—	$25,312
Accrued offering costs	$45	$136	$1,619
The following represents the net increase (decrease) in certain assets and liabilities in connection with our acquisitions and dispositions of investments:
Accounts and other receivables	$2,971	$654	$(1,784)
Issuance of notes receivable	$—	$3,900	$—
Other assets, net	$(10,195)	$(7,699)	$(3,740)
Accounts payable and accrued liabilities	$7,716	$(2,662)	$(1,560)
Security deposits and other liabilities	$3,486	$(391)	$(907)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025, 2024 and 2023

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

Operating Partnership

We conduct substantially all of our operations through American Healthcare REIT Holdings, LP, or our operating partnership, and we are the sole general partner of our operating partnership. As of December 31, 2025 and 2024, we owned 99.0% and 98.7%, respectively, of the operating partnership units, or OP units, in our operating partnership, and the remaining 1.0% and 1.3% of the OP units, respectively, were owned by the following limited partners: (i) AHI Group Holdings, LLC, which is owned and controlled by Jeffrey T. Hanson, our Chairman of the Board of Directors and Interim Chief Executive Officer and President, Danny Prosky, our Chief Executive Officer, President and director, who, as previously disclosed, is currently taking a leave of absence from his executive role for medical reasons, and Mathieu B. Streiff, one of our non-executive directors; and (ii) a wholly-owned subsidiary of Griffin Capital Company, LLC, or Griffin Capital. See Note 11, Redeemable Noncontrolling Interests, and Note 12, Equity — Noncontrolling Interests in Total Equity, for a further discussion of the ownership in our operating partnership.

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

See Note 12, Equity — Common Stock, for a further discussion of our public offerings.

Our Real Estate Investments Portfolio

We currently operate through four reportable business segments: ISHC, OM, SHOP and triple-net leased properties. As of December 31, 2025, we owned and/or operated 337 buildings and ISHC, which represent in total approximately 22,162,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $5,421,191,000. In addition, as of December 31, 2025, we also owned a real estate-related debt investment purchased for $60,429,000.

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

We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, wholly-owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries of which we have control will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership and as of December 31, 2025 and 2024, we owned a 99.0% and 98.7%, respectively, general partnership interest therein, and the remaining 1.0% and 1.3%, respectively, partnership interest was owned by the limited partners.

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

Leases

Lessee: We determine if a contract is a lease upon inception of the lease and maintain a distinction between finance and operating leases. Pursuant to Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 842, Leases, or ASC Topic 842, lessees are required to recognize the following for all leases with terms greater than 12 months at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The lease liability is calculated by using either the implicit rate of the lease or the incremental borrowing rate. The accretion of lease liabilities and amortization expense on right-of-use assets for our operating leases are included in rental expenses, property operating expenses or general and administrative expenses in our accompanying consolidated statements of operations and comprehensive income (loss). Operating lease liabilities are calculated using our incremental borrowing rate based on the information available as of the lease commencement date.

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

See Note 15, Leases, for a further discussion of our leases.

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

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Agreements with third-party payors typically provide for payments at amounts less than established charges. The following is a summary of the payment arrangements with major third-party payors:

•
Medicare: Certain healthcare services are paid at prospectively determined rates based on cost-reimbursement methodologies subject to certain limits.
•
Medicaid: Reimbursements for Medicaid services are generally paid at prospectively determined rates. In the state of Indiana, we participate in an Upper Payment Limit program, or IGT, with various county hospital partners, which provides supplemental Medicaid payments to SNFs that are licensed to non-state, government-owned entities such as county hospital districts. We have operational responsibility through management agreements for facilities retained by the county hospital districts including this IGT. The licenses and management agreements between the nursing center division and hospital districts are terminable by either party to restore the previous licensed status.
•
Other: Payment agreements with certain commercial insurance carriers, health maintenance organizations and preferred provider organizations provide for payment using prospectively determined rates per discharge, discounts from established charges and prospectively determined periodic rates.

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

Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (that is, new information becomes available), or as years are settled or are no longer subject to such audits, reviews and investigations. Adjustments arising from a change in the transaction price were not significant for the years ended December 31, 2025, 2024 and 2023.

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

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables disaggregate our resident fees and services revenue by line of business, according to whether such revenue is recognized at a point in time or over time, for the years then ended (in thousands):

	ISHC	SHOP(1)	Total
2025:
Over time	$1,462,495	$321,207	$1,783,702
Point in time	301,440	9,364	310,804
Total resident fees and services	$1,763,935	$330,571	$2,094,506

2024:
Over time	$1,334,415	$257,254	$1,591,669
Point in time	285,397	6,732	292,129
Total resident fees and services	$1,619,812	$263,986	$1,883,798

2023:
Over time	$1,216,647	$182,200	$1,398,847
Point in time	265,233	4,662	269,895
Total resident fees and services	$1,481,880	$186,862	$1,668,742

The following tables disaggregate our resident fees and services revenue by payor class for the years then ended (in thousands):

	ISHC	SHOP(1)	Total
2025:
Private and other payors	$667,765	$281,824	$949,589
Medicare	702,187	6,160	708,347
Medicaid	393,983	42,587	436,570
Total resident fees and services	$1,763,935	$330,571	$2,094,506

2024:
Private and other payors	$636,643	$222,381	$859,024
Medicare	605,094	6,167	611,261
Medicaid	378,075	35,438	413,513
Total resident fees and services	$1,619,812	$263,986	$1,883,798

2023:
Private and other payors	$696,147	$174,439	$870,586
Medicare	477,338	2,808	480,146
Medicaid	308,395	9,615	318,010
Total resident fees and services	$1,481,880	$186,862	$1,668,742

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

Accounts Receivable, Net — Resident Fees and Services Revenue

The beginning and ending balances of accounts receivable, net — resident fees and services are as follows (in thousands):

	Private and Other Payors	Medicare	Medicaid	Total
Beginning balance — January 1, 2025	$69,198	$57,807	$39,966	$166,971
Ending balance — December 31, 2025	59,630	76,024	44,888	180,542
(Decrease)/increase	$(9,568)	$18,217	$4,922	$13,571

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Revenue — Resident Fees and Services Revenue

Deferred revenue is included in security deposits, prepaid rent and other liabilities in our accompanying consolidated balance sheets. The beginning and ending balances of deferred revenue — resident fees and services, almost all of which relates to private and other payors, are as follows (in thousands):

Total
Beginning balance — January 1, 2025	$24,727
Ending balance — December 31, 2025	34,464
Increase	$9,737

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

The following is a summary of our adjustments to allowances for the periods presented below (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$22,582	$17,037
Additional allowances	32,750	29,004
Write-offs	(17,316)	(18,063)
Recoveries collected or adjustments	(12,680)	(5,396)
Ending balance	$25,336	$22,582

Real Estate Investments Purchase Price Allocation

Upon the acquisition of real estate properties or entities owning real estate properties, we determine whether the transaction is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the assets acquired and liabilities assumed are not a business, we account for the transaction as an asset acquisition. Under both methods, we recognize the identifiable assets acquired and liabilities assumed; however, for a transaction accounted for as an asset acquisition, we capitalize transaction costs and allocate the purchase price using a relative fair value method allocating all accumulated costs, whereas for a transaction accounted for as a business combination, we immediately expense transaction costs incurred associated with the business combination and allocate the purchase price based on the estimated fair value of each separately identifiable asset and liability. See Note 3, Real Estate Investments — Acquisitions of Real Estate Investments, for a further discussion.

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

The determination of the fair value of land is based upon comparable sales data. In cases where a leasehold interest in the land is acquired, only the above/below market consideration is necessary where the value of the leasehold interest is determined by discounting the difference between the contract ground lease payments and a market ground lease payment back to a present value as of the acquisition date. The fair value of buildings is based upon our determination of the value under two methods: (i) as if it were to be replaced and vacant using cost data; and (ii) also using a residual technique based on discounted cash flow models, as vacant. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. We also recognize the fair value of furniture, fixtures and equipment on the premises, as well as the above- or below-market rent, the value of in-place leases, master leases and above- or below-market debt.

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

See Note 16, Segment Reporting, for a further discussion of goodwill allocation by segment and impairment of goodwill.

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

See Note 3, Real Estate Investments — Impairment of Real Estate Investments, for a further discussion of impairment of long-lived assets. See Note 5, Identified Intangible Assets and Liabilities, for a further discussion of impairment of intangible assets.

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

We did not have any properties held for sale as of December 31, 2025 and 2024. For the year ended December 31, 2024, we disposed of one of our SHOP included in properties held for sale for a contract sales price of $4,500,000 and recognized a gain on sale of $645,000.

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

See Note 4, Debt Security Investment, for a further discussion.

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

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

See Note 9, Derivative Financial Instruments, and Note 13, Fair Value Measurements, for a further discussion of our derivative financial instruments.

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

See Note 13, Fair Value Measurements, for a further discussion.

Other Assets, Net

Other assets, net primarily consists of deferred rent receivables, prepaid expenses and deposits, inventory, investments in unconsolidated entities, deferred financing costs related to our lines of credit, deferred tax assets, lease inducements and lease commissions. Prepaid expenses are amortized over the related contract periods. Inventory consists primarily of pharmaceutical and medical supplies and is stated at the lower of cost (first-in, first-out) or market. Deferred financing costs relate to our lines of credit, which include amounts paid to lenders and others to obtain such financing. Such costs are amortized using the straight-line method over the term of the related loan, which approximates the effective interest rate method. Amortization of deferred financing costs related to our lines of credit is included in interest expense in our accompanying consolidated statements of operations and comprehensive income (loss). Lease commissions are amortized using the straight-line method over the term of the related lease.

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

See Note 6, Other Assets, for a further discussion.

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Payable and Accrued Liabilities

As of December 31, 2025 and 2024, accounts payable and accrued liabilities primarily include reimbursement of payroll-related costs to the managers of our ISHC and SHOP of $55,321,000 and $45,438,000, respectively, insurance reserves of $51,042,000 and $47,578,000, respectively, accrued distributions of $47,832,000 and $40,375,000, respectively, accrued property taxes of $25,041,000 and $23,540,000, respectively, and accrued developments and capital expenditures of $37,076,000 and $22,644,000, respectively.

Stock Based Compensation

We follow ASC Topic 718, Compensation — Stock Compensation, or ASC Topic 718, to account for our stock compensation pursuant to our equity compensation plans using the fair value method, which requires an estimate of fair value of the award at the time of grant and recognition of compensation expense on a straight-line basis over the requisite service period of the awards. Forfeitures of stock based awards are recognized as an adjustment to compensation expense as they occur. See Note 12, Equity — Equity Compensation Plans, for a further discussion.

Transaction, Transition and Restructuring Costs

Transaction, transition and restructuring costs include expenses relating to: (i) the acquisition of real estate properties or entities owning real estate properties that are accounted for as business combinations; (ii) spin-offs or joint ventures; (iii) significant property management arrangements; (iv) the transition and integration expenses incurred by properties that have undergone operator or business model transitions; (v) debt investment conversions or restructuring; and (vi) organizational and other restructuring activities. Transaction, transition and restructuring costs were formerly known as business acquisition expenses in our accompanying consolidated statements of operations and comprehensive income (loss).

Foreign Currency

We have real estate investments in the United Kingdom, or UK, and Isle of Man for which the functional currency is the UK Pound Sterling, or GBP. We translate the results of operations of our foreign real estate investments into United States Dollars, or USD, using the average currency rates of exchange in effect during the period, and we translate assets and liabilities using the currency exchange rate in effect at the end of the period. The resulting foreign currency translation adjustments are included in accumulated other comprehensive income (loss), a component of stockholders’ equity, in our accompanying consolidated balance sheets. Certain balance sheet items, primarily equity and capital-related accounts, are reflected at the historical currency exchange rates. We also have intercompany notes and payables denominated in GBP with our UK subsidiaries. Gains or losses resulting from remeasuring such intercompany notes and payables into USD at the end of each reporting period are reflected in our accompanying consolidated statements of operations and comprehensive income (loss). When such intercompany notes and payables are deemed to be of a long-term investment nature, they will be reflected in accumulated other comprehensive income (loss) in our accompanying consolidated balance sheets.

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

We may be subject to certain state and local income taxes on our income, property or net worth in some jurisdictions, and, in certain circumstances, we may also be subject to federal excise taxes on undistributed income. In addition, certain activities that we undertake are conducted by subsidiaries, which we elected to be treated as taxable REIT subsidiaries, or TRS, to allow us to provide services that would otherwise be considered impermissible for REITs. Also, we have real estate investments in the UK and Isle of Man, which did not accord REIT status to United States REITs under their tax laws. Accordingly, we recognized an income tax

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefit or expense for the federal, state and local income taxes incurred by our TRS and foreign income taxes on our real estate investments in the UK and Isle of Man. Effective January 1, 2026, we restructured our real estate investments in the UK to be held by a UK REIT, and as such, we are now subject to withholding tax on the UK REIT’s required minimum distributions rather than income tax. However, the withholding tax will be treated as income taxes for financial statement reporting purposes.

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

See Note 14, Income Taxes, for a further discussion.

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

See Note 16, Segment Reporting, for a further discussion.

GLA and Other Measures

GLA and other measures used to describe real estate investments included in our accompanying consolidated financial statements are presented on an unaudited basis.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standard Board, or FASB, issued Accounting Standard Update, or ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and should be applied prospectively; however, retrospective application is permitted. We adopted ASU 2023-09 beginning with this Annual Report on Form 10-K. We provided additional tax disclosures in the notes to our consolidated financial statements and no other changes to our existing disclosures or consolidated financial statements were required as a result of such adoption.

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

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, or ASU 2025-03. ASU 2025-03 amends the guidance Topic 805 and Topic 810, to improve the determination of the accounting acquirer in business combinations involving VIEs. Under the new guidance, entities are required to apply the general principles in Topic 805 to identify the accounting acquirer when the legal acquiree is a VIE that meets the definition of a business, and the transaction is primarily effected by exchanging equity interests. ASU 2025-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted and should be applied prospectively to any acquisition transaction that occurs after the adoption date. We are currently evaluating this guidance to determine the impact on our consolidated financial statement and disclosures beginning with our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2027.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements, or ASU 2025-11, to update the guidance in ASC Topic 270, Interim Reporting, by improving navigability of the required interim disclosures, clarifying when that guidance is applicable and adding a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods beginning after December 15, 2027. Early adoption is permitted and may be applied retrospectively or prospectively. We are currently evaluating this guidance to determine the impact on our consolidated financial statement disclosures beginning with our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2028.

3. Real Estate Investments

Our real estate investments, net consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Building, improvements and construction in process	$4,420,601	$3,619,555
Land and improvements	420,046	353,317
Furniture, fixtures and equipment	305,491	262,742
	5,146,138	4,235,614
Less: accumulated depreciation	(962,719)	(868,966)
Total	$4,183,419	$3,366,648

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $156,390,000, $151,340,000 and $147,587,000, respectively.

The following is a summary of our capital expenditures by reportable segment for the periods presented below (in thousands):

	Year Ended December 31,
	2025	2024	2023
ISHC	$93,654	$44,131	$64,011
SHOP	16,420	21,650	24,296
OM	32,605	21,272	12,244
Triple-net leased properties	424	509	420
Total	$143,103	$87,562	$100,971

Acquisitions of Real Estate Investments

Acquisitions Accounted for as Asset Acquisitions

2025 Asset Acquisitions

For the year ended December 31, 2025, we acquired 13 land parcels in Indiana, Kentucky, Michigan and Ohio for an aggregate contract purchase price of $4,568,000, plus closing costs, for the future development of ISHC. In addition, using cash and debt financing, we also acquired 25 of ISHC and 14 of SHOP.

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of such acquisitions (dollars in thousands):

Location	Number of Buildings/ Campuses	Type	Date Acquired	Contract Purchase Price	Line of Credit
Evansville, IN	1	ISHC	02/26/25	$16,087	$8,000
Fredericksburg, VA	1	SHOP	04/14/25	65,000	61,500
Hillard, Lancaster and Liberty Township, OH and Hudsonville and Muskegon, MI(1)	5	ISHC	07/01/25	118,396	—
Saint Paul, MN	1	SHOP	07/01/25	28,000	—
Colerain Township, OH	1	ISHC	07/15/25 and 11/03/25	19,573	—
Bardstown, Danville, Shelbyville and Winchester, KY	4	ISHC	07/16/25	65,250	44,000
Hayden, ID	1	SHOP	08/01/25	5,500	—
Grand Rapids, MN	1	SHOP	08/15/25	32,500	6,500
Springville and Draper, UT	2	SHOP	10/01/25	53,000	—
Murrieta, CA	1	SHOP	10/08/25	32,000	—
Sun Prairie, WI	1	SHOP	10/24/25	56,500	—
Bloomington, MN	1	SHOP	10/30/25	59,500	—
Fresno, CA	1	SHOP	10/31/25	17,000	—
Saint Cloud, MN	1	SHOP	11/04/25	56,000	32,500
Woodbury, MN	1	SHOP	12/03/25	88,000	—
Minnetonka, MN	1	SHOP	12/08/25	57,500	—
Easton, PA	1	SHOP	12/15/25	38,500	—
Forth Wayne, IN; Hickory, NC; Santa Fe, NM; and Ashland, Marion, Miamisburg, Perrysburg, Sylvania and Vermilion, OH	14	ISHC	12/16/25	195,000	—
Total	39			$1,003,306	$152,500

(1)
We, through wholly-owned subsidiaries of Trilogy Investors, LLC, or Trilogy, acquired a 51.0% controlling interest in a company, Trilogy Opportunity Fund I, LLC, or TOF, that owned and/or operated five ISHC, from an unaffiliated third party. The acquisition price of TOF was $118,396,000 plus immaterial closing costs, which was primarily acquired using cash on hand. Prior to such acquisition, we owned a 49.0% interest in TOF, which was accounted for as an equity method investment and included in investments in unconsolidated entities within other assets, net in our accompanying consolidated balance sheet as of December 31, 2024. Therefore, through June 30, 2025, our 49.0% equity interest in the net earnings or losses of TOF was included in income or loss from unconsolidated entities in our accompanying consolidated statements of operations and comprehensive income (loss). In connection with the acquisition of the remaining interest in TOF, we now have a 100% controlling interest in TOF. As a result, we re-measured the fair value of our previously held equity interest in TOF and recognized a gain on re-measurement of $14,580,000 in our accompanying consolidated statements of operations and comprehensive income (loss).

We accounted for such acquisitions of land and real estate investments completed during the year ended December 31, 2025 as asset acquisitions. The following table summarizes the purchase price of such assets acquired at the time of acquisition based on their relative fair values and adjusted for $10,660,000 operating lease right-of-use assets and $12,437,000 operating lease liabilities (in thousands):

2025 Acquisitions
Building and improvements	$828,785
Land	83,693
In-place leases	117,870
Furniture, fixtures and equipment	17,630
Certificates of need	7,018
Total assets acquired	$1,054,996

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2024 Asset Acquisitions

For the year ended December 31, 2024, we, through Trilogy, acquired four land parcels in Michigan for an aggregate contract purchase price of $5,821,000, plus closing costs, for the future development of ISHC. In addition, using cash and a borrowing on our line of credit, we, through Trilogy, acquired three previously leased campuses located in Kentucky and Ohio. The following is a summary of such property acquisitions, which are included in our ISHC segment (in thousands):

Location	Date Acquired	Contract Purchase Price	Line of Credit
Miami Township, OH	04/17/24	$16,595	$16,600
Tiffin, OH	04/17/24	12,380	12,400
La Grange, KY	04/22/24	16,866	16,000
Total		$45,841	$45,000

We accounted for such acquisitions of land and real estate investments completed during the year ended December 31, 2024 as asset acquisitions. The following table summarizes the purchase price of such assets acquired at the time of acquisition based on their relative fair values and adjusted for $40,854,000 operating lease right-of-use assets and $37,999,000 operating lease liabilities (in thousands):

Location	2024 Acquisitions
Building and improvements	$50,251
Land	5,514
Total assets acquired	$55,765

2023 Asset Acquisitions

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

For the year ended December 31, 2023, using cash on hand and debt financing, we, through a majority-owned subsidiary of Trilogy, acquired three previously leased campuses located in Indiana and Ohio. The following is a summary of such acquisitions, which are included in our ISHC segment (in thousands):

Location	Date Acquired	Contract Purchase Price	Mortgage Loan Payable	Financing Obligation
Washington, IN	07/13/23	$14,200	$12,212	$—
Tell City, IN	07/13/23	2,400	1,988	—
New Albany, OH	07/13/23	16,283	—	16,283
Total		$32,883	$14,200	$16,283

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Acquisitions Accounted for as Business Combinations

2025 Business Combination

We did not acquire any real estate investment for the year ended December 31, 2025 that was accounted for as a business combination.

2024 Business Combinations

On February 1, 2024, we acquired a portfolio of 14 senior housing properties in Oregon from an unaffiliated third party, which properties are included in our SHOP segment. These properties are part of the underlying collateral pool of real estate assets securing our debt security investment, as defined and described in Note 4, Debt Security Investment. We acquired such properties by assuming the outstanding principal balance of each related mortgage loan payable from one of the borrowers since such borrower was in default. The aggregate principal balance of such assumed mortgage loans payable was $94,461,000 at the time of acquisition. No cash consideration was exchanged as part of the transaction; however, we incurred transaction costs of $2,636,000 related to the acquisition of such properties. See Note 4, Debt Security Investment, for a further discussion.

On September 3, 2024, we acquired a portfolio of five senior housing properties in Washington from an unaffiliated third party, which properties are included in our SHOP segment. These properties are also part of the underlying collateral pool of real estate assets securing our debt security investment and were acquired by assuming the outstanding principal balance of each related mortgage loan payable from a defaulting borrower. The aggregate principal balance of such assumed mortgage loans payable was $36,178,000 at the time of acquisition. No cash consideration was exchanged as part of the transaction; however, we incurred transaction costs of $2,904,000 related to the acquisition of such properties. See Note 4, Debt Security Investment, for a further discussion.

On October 1, 2024, using cash on hand and a borrowing on our line of credit, we completed the acquisition of one SHOP building in Georgia from an unaffiliated third party. The contract purchase price of such property was $8,200,000 including closing costs of $185,000 related to the acquisition of such property.

2023 Business Combination

On February 15, 2023, we, through Trilogy, acquired from an unaffiliated third party, a 60% controlling interest in a privately held company, Memory Care Partners, LLC, or MCP, that operated ISHC located in Kentucky. The contract purchase price for the acquisition of MCP was $900,000, which was acquired using cash on hand. Prior to such acquisition, we owned a 40% interest in MCP, which was accounted for as an equity method investment and was included in investments in unconsolidated entities within other assets, net in our accompanying consolidated balance sheet as of December 31, 2022. In connection with the acquisition of the remaining interest in MCP, we now own a 100% controlling interest in MCP. As a result, we re-measured the fair value of our previously held equity interest in MCP and recognized a gain on re-measurement of $726,000 in our accompanying consolidated statements of operations and comprehensive income (loss).

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on quantitative and qualitative considerations, our 2024 and 2023 business combinations were not material to us individually or in the aggregate, and therefore, pro-forma financial information was not provided. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed of our business combinations for the periods presented below (in thousands):

	Year Ended December 31,
	2024	2023
Building and improvements	$95,076	$—
Land	20,962	—
In-place leases	19,416	—
Goodwill	—	3,331
Furniture, fixtures and equipment	—	39
Cash and restricted cash	—	565
Accounts receivable	343	—
Other assets	379	66
Total assets acquired	136,176	4,001
Mortgage loans payable (including debt discount of $3,385 and $0, respectively)	(127,254)	—
Accounts payable and accrued liabilities	(144)	(1,676)
Financing obligations	—	(12)
Security deposits, prepaid rent and other liabilities	(15)	(812)
Total liabilities assumed	(127,413)	(2,500)
Net assets acquired	$8,763	$1,501

Dispositions of Real Estate Investments

2025 Dispositions of Real Estate Investments

For the year ended December 31, 2025, we disposed of one SHOP, two ISHC, 10 OM buildings, and one triple-net leased property. We recognized a total net loss on such dispositions of $2,967,000. The following is a summary of such dispositions (dollars in thousands):

Location	Number of Buildings/Campuses	Type	Date Disposed	Contract Sales Price
Lansing, MI	1	SHOP	02/11/25	$3,250
Greenville, OH	1	ISHC	03/01/25	6,700
King of Prussia, PA	1	OM	04/08/25	12,902
Chesterfield, MO	1	OM	05/01/25	6,777
Springfield, OH	1	ISHC	05/01/25	9,300
Crown Point, IN	1	OM	05/13/25	4,500
Wichita, KS	1	OM	07/16/25	1,825
Waterloo, IL	3	OM	09/10/25	2,000
Battle Creek, MI	1	OM	09/26/25	2,600
Brighton, MA	1	Triple-net leased property	09/29/25	6,600
Wharton, TX	1	OM	11/24/25	320
Joplin, MO	1	OM	12/30/25	3,600
Total	14			$60,374

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2024 Dispositions of Real Estate Investments

For the year ended December 31, 2024, we disposed of four OM buildings, one integrated senior health campus and eight triple-net leased properties. We recognized a total net gain on such dispositions of $5,217,000. The following is a summary of such dispositions (dollars in thousands):

Location	Number of Buildings/Campuses	Type	Date Disposed	Contract Sales Price
Marietta, GA	1	OM	01/16/24	$6,674
Homewood, AL	1	OM	03/18/24	4,462
Middletown, OH	1	OM	10/16/24	19,400
Zanesville, OH	1	ISHC	12/01/24	17,000
Florissant, Kansas City, Milan, Moberly, Salisbury, Sedalia, St. Elizabeth and Trenton, MO	8	Triple-net leased properties	12/19/24	87,500
Marysville, OH	1	OM	12/20/24	16,000
Total	13			$151,036

2023 Dispositions of Real Estate Investments

For the year ended December 31, 2023, we disposed of six SHOP and 16 OM buildings. We recognized a total net gain on such dispositions of $32,717,000. The following is a summary of such dispositions (dollars in thousands):

Location	Number of Buildings	Type	Date Disposed	Contract Sales Price
Pinellas Park, FL	1	SHOP	02/01/23	$7,730
Olympia Fields, IL	1	OM	04/10/23	3,750
Auburn, CA	1	OM	04/26/23	7,050
Pottsville, PA	1	OM	04/26/23	6,000
New London, CT	1	OM	05/24/23	4,200
Stratford, CT	1	OM	05/24/23	4,800
Westbrook, CT	1	OM	05/24/23	7,250
Lakeland, FL	1	SHOP	06/01/23	7,080
Winter Haven, FL	1	SHOP	06/01/23	17,500
Acworth, GA	3	OM	06/14/23	8,775
Lithonia, GA	1	OM	06/14/23	3,445
Stockbridge, GA	1	OM	06/14/23	2,430
Lake Placid, FL	1	SHOP	06/30/23	5,620
Brooksville, FL	1	SHOP	06/30/23	7,800
Spring Hill, FL	1	SHOP	08/01/23	7,800
Morristown, NJ	1	OM	08/09/23	62,210
Evendale, OH	1	OM	08/29/23	11,900
Longview, TX	1	OM	09/19/23	1,500
Naperville, IL	2	OM	10/03/23	17,800
Total	22			$194,640

Impairment of Real Estate Investments

For the year ended December 31, 2025, as we continue to evaluate our properties based on their historical operating performance and our expected holding period, we have determined that eight of our OM buildings and one SHOP were impaired and recognized an aggregate impairment charge of $49,935,000. The fair value of seven of the impaired OM buildings were determined by the sales price of the respective executed purchase and sale agreement with a third-party buyer, which were considered a Level 2 measurement within the fair value hierarchy.

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the one remaining impaired OM building during 2025 was based on our expected discounted future cash flows where the most significant inputs that were used to determine the fair value of such property was the capitalization rate and the discount rate. For such impaired OM building, the capitalization rate ranged from 6.90% to 7.40%, and the discount rate ranged from 7.90% to 8.40%, which inputs were considered Level 3 measurements within the fair value hierarchy. During 2025, we revised our valuation technique to incorporate the sales price of the executed purchase and sale agreement for such OM building, which resulted in an additional impairment charge. The one SHOP property was impaired to the value of the land, which relies on comparable property inputs that are considered Level 3 measurements within the fair value hierarchy.

For the year ended December 31, 2024, as we continued to evaluate our properties based on their historical operating performance and our expected holding period, we determined that six of our OM buildings, two of our ISHC and two of our SHOP were impaired and recognized an aggregate impairment charge of $45,755,000. The fair value of two of our impaired ISHC, one impaired OM building and one SHOP was determined by the sales price from an executed purchase and sale agreement with a third-party buyer, which was considered a Level 2 measurement within the fair value hierarchy.

The fair value of the other five impaired OM buildings during 2024 was determined by a third-party appraiser using a discounted cash flow valuation method where the most significant inputs that were used to determine the fair value of such properties were the capitalization rates and the discount rates. The capitalization rates for such impaired OM buildings ranged between 7.0% to 8.3%, with a weighted average of 7.8%. The discount rates for such impaired OM buildings ranged between 9.8% to 11.0%, with a weighted average of 10.2%. The fair value of one impaired SHOP building was determined by a third-party appraiser using a direct capitalization valuation approach where the most significant input that was used to determine its fair value was the capitalization rate of 8.3%. These aforementioned inputs were considered Level 3 measurements within the fair value hierarchy.

For the year ended December 31, 2023, as we continued to evaluate additional non-strategic properties for sale, we determined that two of our SHOP and one of our OM buildings were impaired and recognized an aggregate impairment charge of $13,899,000. The remaining $3,477,000 carrying value of one such SHOP was then reclassified to properties held for sale during the third quarter of 2023, and sold in January 2024. Further, the fair value of such impaired SHOP was based on its projected sales price from an independent third party letter of intent, and the fair value of such impaired OM building was determined by the sales price from an executed purchase and sale agreement with a third-party buyer, which values were considered Level 2 measurements within the fair value hierarchy. The fair value of the other impaired SHOP was determined by a third-party appraiser based on the sales comparison approach with the most significant inputs based on a price per unit and price per square foot analysis within the area for similar types of assets. The ranges of these inputs were $190,000 to $200,000 per unit and $250 to $260 per square foot, which were considered Level 3 measurements within the fair value hierarchy.

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

As of December 31, 2025 and 2024, the carrying amount of the debt security investment was $92,136,000 and $91,264,000, respectively, net of unamortized closing costs of $93,000 and $165,000, respectively. Accretion on the debt security for the years ended December 31, 2025, 2024 and 2023 was $944,000, $4,653,000 and $4,213,000, respectively, which is recorded as an increase to real estate revenue in our accompanying consolidated statements of operations and comprehensive income (loss). Amortization expense of closing costs for the years ended December 31, 2025, 2024 and 2023 was $72,000, $324,000 and $278,000, respectively, which is recorded as a decrease to real estate revenue in our accompanying consolidated statements of operations and comprehensive income (loss). We evaluated credit quality indicators such as the agency ratings and the underlying collateral of such investment in order to determine expected future credit loss. No credit loss was recorded for the years ended December 31, 2025, 2024 and 2023.

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Identified Intangible Assets and Liabilities

Identified intangible assets, net and identified intangible liabilities, net consisted of the following as of December 31, 2025 and 2024 (dollars in thousands):

	December 31,
	2025	2024
Amortized intangible assets:
In-place leases, net of accumulated amortization of $44,498 and $41,764 as of December 31, 2025 and 2024, respectively (with a weighted average remaining life of 2.3 years and 5.9 years as of December 31, 2025 and 2024, respectively)	$118,080	$28,906
Above-market leases, net of accumulated amortization of $7,859 and $8,309 as of December 31, 2025 and 2024, respectively (with a weighted average remaining life of 6.3 years and 6.9 years as of December 31, 2025 and 2024, respectively)	9,965	12,700
Unamortized intangible assets:
Certificates of need	104,924	99,600
Trade names	20,267	20,267
Total identified intangible assets, net	$253,236	$161,473

Amortized intangible liabilities:
Below-market leases, net of accumulated amortization of $2,336 and $2,442 as of December 31, 2025 and 2024, respectively (with a weighted average remaining life of 4.4 years and 5.0 years as of December 31, 2025 and 2024, respectively)	$2,110	$3,001
Total identified intangible liabilities, net	$2,110	$3,001

Amortization expense on identified intangible assets for the years ended December 31, 2025, 2024 and 2023 was $30,319,000, $27,951,000 and $46,601,000, respectively, which included $2,087,000, $2,765,000 and $14,278,000, respectively, of amortization recorded as a decrease to real estate revenue for above-market leases in our accompanying consolidated statements of operations and comprehensive income (loss). In June 2024, we closed a pharmacy within our ISHC segment, which resulted in the write-off of the remaining customer relationship intangible asset of $1,831,000 related to such pharmacy. In March 2023, we transitioned the SNFs within our Central Wisconsin Senior Care Portfolio from triple-net leased properties to a managed portfolio utilizing a RIDEA structure, which resulted in a full amortization of $8,073,000 of above-market leases and $885,000 of in-place leases. In addition, we fully amortized $2,756,000 of above-market leases and $5,750,000 of in-place leases in connection with the transition of the senior housing facilities within our Michigan ALF Portfolio from triple-net leased properties to a managed portfolio utilizing a RIDEA structure in November 2023.

For the years ended December 31, 2025 and 2024, we did not recognize any impairment losses with respect to trade name intangible assets. For the year ended December 31, 2023, we recognized an impairment loss of approximately $10,520,000 related to the write-off of trade name intangible assets at ancillary business units within Trilogy.

Amortization expense on below-market leases for the years ended December 31, 2025, 2024 and 2023 was $701,000, $1,073,000 and $4,534,000, respectively, which is recorded as an increase to real estate revenue in our accompanying consolidated statements of operations and comprehensive income (loss). In connection with the transition of our senior housing facilities within our Michigan ALF Portfolio from triple-net leased properties to a managed portfolio utilizing a RIDEA structure in November 2023, we fully amortized $112,000 of below-market leases.

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate weighted average remaining life of the identified intangible assets was 2.6 years and 6.2 years as of December 31, 2025 and 2024, respectively. The aggregate weighted average remaining life of the identified intangible liabilities was 4.4 years and 5.0 years as of December 31, 2025 and 2024, respectively. As of December 31, 2025, estimated amortization expense on the identified intangible assets and liabilities for each of the next five years ending December 31, and thereafter was as follows (in thousands):

	Amortization Expense
Year	Intangible Assets	Intangible Liabilities
2026	$76,781	$(524)
2027	34,368	(514)
2028	4,483	(478)
2029	3,833	(338)
2030	3,224	(121)
Thereafter	5,356	(135)
Total	$128,045	$(2,110)

6. Other Assets

Other assets, net consisted of the following as of December 31, 2025 and 2024 (dollars in thousands):

	December 31,
	2025	2024
Deferred rent receivables	$49,158	$47,520
Prepaid expenses and other assets	49,338	29,699
Deferred tax assets, net	22,939	—
Inventory — finished goods	18,838	19,477
Lease commissions, net of accumulated amortization of $9,569 and $8,270 as of December 31, 2025 and 2024, respectively	17,081	17,680
Real estate deposits	6,053	160
Investments in unconsolidated entities	3,616	13,924
Deferred financing costs, net of accumulated amortization of $1,854 and $9,224 as of December 31, 2025 and 2024, respectively	2,251	3,760
Lease inducement, net of accumulated amortization of $3,246 and $2,895 as of December 31, 2025 and 2024, respectively (with a weighted average remaining life of 5.0 years and 5.9 years as of December 31, 2025 and 2024, respectively)	1,754	2,105
Derivative financial instruments	—	1,013
Total	$171,028	$135,338

Deferred financing costs included in other assets were related to the 2023 Trilogy Credit Facility and the 2025 Trilogy Credit Facility, as defined in Note 8, Lines of Credit and Term Loan, as well as the senior unsecured revolving credit facility portions of the 2024 Credit Facility, as defined in Note 8, Lines of Credit and Term Loan, and our previous credit facility, as discussed below. In March 2025, in connection with the termination of the 2023 Trilogy Credit Facility, we incurred a loss on extinguishment of $583,000 primarily consisting of the write-off of unamortized deferred financing costs associated with the 2023 Trilogy Credit Facility. In February 2024, in connection with the replacement of our previous credit facility with the 2024 Credit Facility, we incurred an aggregate loss on extinguishment of $565,000 due to the partial write-off of unamortized deferred financing costs related to the senior unsecured revolving credit facility portion of our previous credit facility. Loss on extinguishment of debt is recorded as an increase to interest expense in our accompanying consolidated statements of operations and comprehensive income (loss). See Note 8, Lines of Credit and Term Loan, for further discussion of our lines of credit. Amortization expense on lease inducement for each of the years ended December 31, 2025, 2024 and 2023 was $351,000, and is recorded as a decrease to real estate revenue in our accompanying consolidated statements of operations and comprehensive income (loss). For the years ended December 31, 2025, 2024 and 2023, we did not incur any impairment losses with respect to our investments in unconsolidated entities. See Note 14, Income Taxes, for a further discussion of deferred tax assets, net.

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Mortgage Loans Payable

Mortgage loans payable, net consisted of the following as of December 31, 2025 and 2024 (dollars in thousands):

	December 31,
	2025	2024
Fixed-rate debt (85 and 89 loans as of December 31, 2025 and 2024, respectively)	$985,565	$1,004,724
Less: deferred financing costs, net	(9,214)	(10,007)
Add: premium	—	103
Less: discount	(9,426)	(12,749)
Mortgage loans payable, net	$966,925	$982,071

Based on interest rates in effect as of December 31, 2025 and 2024, effective interest rates on mortgage loans payable ranged from 2.21% to 5.99% per annum, with a weighted average effective interest rate of 3.73% and 3.67%, respectively. We are required by the terms of certain loan documents to meet certain reporting requirements and covenants, such as net worth ratios, fixed charge coverage ratios and leverage ratios.

The following table reflects the changes in the carrying amount of mortgage loans payable, net for the periods presented below (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$982,071	$1,302,396
Additions:
Borrowings under mortgage loans payable	30,000	63,017
Assumption of mortgage loans payable due to acquisition of real estate investments, net	—	127,254
Amortization of deferred financing costs	1,807	2,561
Amortization of discount/premium on mortgage loans payable, net	3,219	4,944
Deductions:
Scheduled principal payments on mortgage loans payable	(32,714)	(154,719)
Early payoff of mortgage loans payable	(1,191)	(360,526)
Payoff of mortgage loans payable due to dispositions of real estate investments	(15,254)	—
Deferred financing costs	(1,013)	(2,856)
Ending balance	$966,925	$982,071

Amortization of deferred financing costs and amortization of discount/premium on mortgage loans payable is included in interest expense in our accompanying consolidated statements of operations and comprehensive income (loss). For the year ended December 31, 2025, we incurred an aggregate net loss on the early extinguishment of mortgage loans payable of $1,247,000, which is recorded as a increase to interest expense in our accompanying consolidated statements of operations and comprehensive income (loss). Such net loss was related to the payoff of a mortgage loan payable resulting from the disposition of the underlying real estate investment in May 2025 and the early payoff of a mortgage loan payable in August 2025 that was due to mature in August 2029. For the year ended December 31, 2024, we incurred an aggregate loss on the early extinguishment of mortgage loans payable of $4,402,000, which is recorded as an increase to interest expense in our accompanying consolidated statements of operations and comprehensive income (loss). Such aggregate loss was primarily related to the payoff of approximately $176,145,000 of mortgage loans payable using the net proceeds from the February 2024 Offering and the payoff of mortgage loans payable in December 2024 primarily using the net proceeds from the 2024 ATM Offering, as defined and described in Note 12, Equity. For the year ended December 31, 2023, we incurred a loss on the early extinguishment of a mortgage loan payable of $345,000, which was related to the payoff of a mortgage loan payable due to the disposition of the underlying real estate investment in August 2023.

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2025, the principal payments due on our mortgage loans payable for each of the next five years ending December 31, and thereafter were as follows (in thousands):

Year	Amount
2026	$159,687
2027	56,182
2028	139,740
2029	16,963
2030	44,732
Thereafter	568,261
Total	$985,565

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

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of both December 31, 2025 and 2024, our aggregate borrowing capacity under the 2024 Credit Facility was $1,150,000,000, excluding the $25,000,000 standby letters of credit described above. As of December 31, 2025 and 2024, borrowings outstanding under the 2024 Credit Facility totaled $550,000,000 ($549,761,000, net of deferred financing costs related to the senior unsecured term loan facility portion of the 2024 Credit Facility), and $689,000,000 ($688,502,000, net of deferred financing costs related to the senior unsecured term loan facility portion of the 2024 Credit Facility), respectively, and the weighted average interest rate on such borrowings outstanding was 5.01% and 5.67% per annum, respectively.

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

As of December 31, 2025, our aggregate borrowing capacity under the 2025 Trilogy Credit Facility was $50,000,000 and there were no borrowings outstanding.

9. Derivative Financial Instruments

We use derivative financial instruments to manage interest rate risk associated with variable-rate debt. We recorded such derivative financial instruments in our accompanying consolidated balance sheets as either an asset or a liability, as applicable, measured at fair value. The following table lists the derivative financial instruments held by us as of December 31, 2025 and 2024, which were included in other assets and other liabilities in our accompanying consolidated balance sheets (dollars in thousands):

						Fair Value
						December 31,
Instrument	Notional Amount	Index	Interest Rate	Effective Date	Maturity Date	2025	2024
Swap	$275,000	Daily SOFR	3.74%	02/01/23	01/19/26	$(6)	$1,013
Swap	$275,000	Daily SOFR	4.41%	08/08/23	01/19/26	(99)	(909)
Swap	$350,000	Daily SOFR	3.51%	01/20/26	01/19/27	(518)	—
Swap	$200,000	Daily SOFR	3.52%	01/20/26	01/19/27	(306)	—
						$(929)	$104

As of both December 31, 2025 and 2024, none of our derivative financial instruments were designated as hedges. Derivative financial instruments not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements. On September 20, 2024, we terminated one interest rate swap that would have matured on June 5, 2025 and had a notional amount of $200,000,000. We paid a fee of $415,000 related to such contract

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

termination, which is recorded as loss on the early extinguishment of derivatives and included as an increase to interest expense in our accompanying consolidated statements of operations and comprehensive income (loss). For the years ended December 31, 2025, 2024 and 2023, we recorded a net (loss) gain in the fair value of derivative financial instruments of $(1,034,000), $1,030,000 and $(926,000), respectively, as an (increase) decrease to total interest expense in our accompanying consolidated statements of operations and comprehensive income (loss) related to the change in the fair value of our derivative financial instruments.

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

11. Redeemable Noncontrolling Interests

As of December 31, 2025 and 2024, we, through our direct and indirect subsidiaries, owned a 99.0% and 98.7%, respectively, general partnership interest in our operating partnership, and the remaining 1.0% and 1.3%, respectively, limited partnership interest in our operating partnership was owned by limited partners. Some of the limited partnership units outstanding had redemption features outside of our control and were accounted for as redeemable noncontrolling interests presented outside of permanent equity in our accompanying consolidated balance sheet prior to February 9, 2024. As a result of the closing of the February 2024 Offering and listing of our Common Stock on the NYSE, such redemption features are no longer outside of our control, and we reclassified the carrying amount of such interests as of such date to noncontrolling interests in total equity in our accompanying consolidated balance sheet. Further, additional paid-in capital was adjusted to reflect such change in presentation of limited partners interests. See Note 12, Equity — Noncontrolling Interests in Total Equity — Other Noncontrolling Interests, for a further discussion.

Prior to April 2024, certain members of Trilogy's management and certain members of an advisory committee to Trilogy's board of directors owned outstanding equity interests of Trilogy. We accounted for such equity interests as redeemable noncontrolling interests or other liabilities in our accompanying consolidated balance sheets. In January 2024, we redeemed equity interests in Trilogy that were accounted for as other liabilities and owned by a member of Trilogy’s advisory committee for $25,312,000 in cash. In April 2024, we redeemed all the remaining equity interests in Trilogy owned by members of Trilogy management and certain members of Trilogy’s advisory committee, including the redemption of Trilogy Profit Interests, as defined and described at Note 12, Equity — Noncontrolling Interests in Total Equity — Other Noncontrolling Interests, for an aggregate $10,771,000 in cash. Following such redemptions in April 2024, there were no remaining outstanding equity interests of Trilogy owned by members of Trilogy’s management or members of Trilogy’s advisory committee.

As of December 31, 2024, we owned, through our operating partnership, approximately 98.0% of the joint venture with an affiliate of Meridian Senior Living, LLC, or Meridian, that owned Pinnacle Beaumont ALF and Pinnacle Warrenton ALF. The noncontrolling interests held by Meridian had redemption features outside of our control and were accounted for as redeemable noncontrolling interests in our accompanying consolidated balance sheets. Effective June 30, 2025, we acquired Meridian’s interest in the joint venture and now own 100% of such joint venture. There is no longer any redeemable noncontrolling interests recorded in our accompanying consolidated balance sheets.

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

	Year Ended December 31,
	2025	2024
Beginning balance	$220	$33,843
Reclassification from equity	—	21
Reclassification to equity	—	(15,303)
Distributions	—	(3)
Redemption of redeemable noncontrolling interests	—	(10,771)
Adjustment to redemption value	(205)	(7,216)
Net loss attributable to redeemable noncontrolling interests	(15)	(351)
Ending balance	$—	$220

12. Equity

Preferred Stock

Pursuant to our charter, we are authorized to issue 200,000,000 shares of our preferred stock, $0.01 par value per share. As of both December 31, 2025 and 2024, no shares of preferred stock were issued and outstanding.

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

Public Offerings and Listing

On February 9, 2024, we closed the February 2024 Offering and issued 64,400,000 shares of Common Stock for a total of $772,800,000 in gross offering proceeds including the exercise in full of the underwriter’s overallotment option to purchase up to an additional 8,400,000 shares of Common Stock. In conjunction with the February 2024 Offering, such shares of Common Stock were listed on the NYSE, under the trading symbol “AHR,” and began trading on February 7, 2024. We received $724,625,000 in net offering proceeds, after deducting the underwriting discount, which was primarily used to repay $176,145,000 of mortgage loans payable and $545,010,000 on our lines of credit in February 2024. The underwriting discount and other costs related to the February 2024 Offering were offset against gross proceeds received and included as a component of additional paid-in capital in our accompanying consolidated balance sheet as of December 31, 2024.

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

On September 20, 2024, we closed our follow-on underwritten public offering, or the September 2024 Offering, and issued 20,010,000 shares of Common Stock for a total of $471,236,000 in gross offering proceeds, including the exercise in full of the underwriters’ overallotment option to purchase up to an additional 2,610,000 shares of Common Stock. We received $451,207,000 in net offering proceeds, after deducting the underwriting discount, which was used to: (i) exercise our option to purchase our joint venture partner’s 24.0% minority membership interest in Trilogy REIT Holdings LLC, or Trilogy REIT Holdings; (ii) repay $116,000,000 of borrowings outstanding under the 2023 Trilogy Credit Facility; and (iii) repay $78,000,000 of borrowings outstanding under the 2024 Credit Facility. See “Noncontrolling Interests in Total Equity – Membership Interest in Trilogy REIT

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Holdings” section below for a further discussion of the purchase of such joint venture interest. The underwriting discount and other costs related to the September 2024 Offering were offset against gross proceeds received and included as a component of additional paid-in capital in our accompanying consolidated balance sheet as of December 31, 2024.

ATM Direct Share Issuances

On November 18, 2024, we established an at-the-market, or ATM, equity offering program, or the 2024 ATM Offering, pursuant to which we offered to sell shares of our Common Stock, for a maximum gross sales price of up to $500,000,000. In July 2025, we completed all sales pursuant to the 2024 ATM Offering, and no shares of our Common Stock remain available for future sales under the 2024 ATM Offering. During the years ended December 31, 2025 and 2024, we directly issued an aggregate of 7,461,057 and 4,285,531 shares of Common Stock, respectively, under the 2024 ATM Offering for gross proceeds of $251,971,000 and $120,220,000, respectively, at an average gross price of $33.77 per share and $28.05 per share, respectively, excluding shares issued pursuant to forward sale agreements discussed below.

On August 8, 2025, concurrent with the termination of the 2024 ATM Offering, we established a new ATM equity offering program, or the 2025 ATM Offering, pursuant to which we offered to sell shares of our Common Stock for a maximum gross sales price of up to $1,000,000,000. During the year ended December 31, 2025, we directly issued an aggregate of 3,115,362 shares of Common Stock under the 2025 ATM Offering for gross proceeds of $133,051,000, at an average gross price of $42.71 per share, which excludes unsettled shares sold pursuant to forward sale agreements discussed below. As of December 31, 2025, the remaining amount available under the 2025 ATM Offering for future sales of Common Stock was $298,583,000, which excludes unsettled shares sold pursuant to forward sale agreements discussed below.

Shares sold through our 2024 ATM Offering and 2025 ATM Offering, or our ATM offering programs, were offered and sold in amounts determined by us from time to time, and are sold in negotiated transactions at market prices prevailing at the time of sale in accordance with Rule 415 under the Securities Act of 1933, as amended.

Forward Sale Agreements

Our ATM offering programs allow us to enter into forward sale agreements which give us the ability to lock in a share price on the sale of Common Stock at or shortly after the time the forward sale agreement becomes effective, while postponing the receipt of proceeds from the sale of shares until a future date. Forward sale agreements generally have a maturity of one to two years. At any time during the term of a forward sale agreement, we are able to settle a forward sale agreement by delivery of physical shares of Common Stock to the forward purchaser or, at our election, subject to certain exceptions, settle in cash or by net share settlement. The forward sale price we expect to receive upon settlement of outstanding forward sale agreements is the initial forward price, net of commissions, established on or shortly after the effective date of the relevant forward sale agreement, subject to adjustments for accrued interest, the forward purchasers’ stock borrowing costs, and certain fixed price reductions for expected dividends on our Common Stock during the term of the forward sale agreement. We evaluated our forward sale agreements in accordance with ASC Topic 815-40 and concluded they meet the conditions to be classified within equity as of December 31, 2025. Shares issuable under a forward sale agreement are reflected in the diluted earnings per share calculations for the applicable periods using the treasury stock method.

During the year ended December 31, 2025, we entered into forward sale agreements pursuant to our ATM equity offering programs with maturities extending through January 16, 2027. For the year ended December 31, 2025, we settled a total of 11,727,996 shares of Common Stock under the forward sale agreements for our ATM offering programs for gross proceeds of $484,909,000, at an average gross price of $41.35 per share, before commissions, fees and other adjustments. As of December 31, 2025, a total of 4,303,801 shares of Common Stock remain unsettled under these agreements, representing approximately $211,266,000 in gross proceeds at an average gross price of $49.09 per share.

On November 24, 2025, we closed our additional follow-on public offering, or the November 2025 Offering, for the sale of 9,315,000 shares of our Common Stock for gross proceeds of $447,120,000 at an average gross price of $48.00 per share, including the exercise in full of the underwriter’s option to purchase up to an additional 1,215,000 shares of Common Stock. In connection with the November 2025 Offering, we entered into forward sale agreements to postpone the delivery and settlement of shares until a future date no later than May 20, 2027. For the year ended December 31, 2025, we settled and issued 5,979,614 shares of Common Stock outstanding pursuant to such forward sale agreements for gross proceeds of $287,021,000 at a gross price of $48.00 per share, before commissions, fees and other adjustments. As of December 31, 2025, 3,335,386 shares of Common Stock related to such forward sale agreements remain unsettled, or approximately $160,099,000 in gross proceeds with a gross price of $48.00. Subsequent to December 31, 2025, we settled an additional 2,197,789 shares of Common Stock under our forward sale agreements for gross proceeds of $105,494,000 at a gross price of $48.00 per share, before other adjustments.

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Noncontrolling Interests in Total Equity

Membership Interest in Trilogy REIT Holdings

Prior to September 20, 2024, we and an indirect, wholly-owned subsidiary of NorthStar Healthcare Income, Inc., or NHI, indirectly owned a 76.0% and a 24.0%, respectively, membership interest in Trilogy REIT Holdings, pursuant to an amended joint venture agreement. As such, from January 1, 2024 through September 19, 2024, 24.0% of the net earnings of Trilogy REIT Holdings were allocated to noncontrolling interests.

On September 20, 2024, using the net proceeds from the September 2024 Offering, we exercised our option, pursuant to a membership interest purchase agreement, to purchase the 24.0% minority membership interest in Trilogy REIT Holdings that was owned by NHI, for a total all-cash purchase price of $258,001,000. Such purchase price reflects a “base” purchase price of $247,000,000 and a supplemental payment of approximately $11,001,000 relating to NHI’s pro-rata share of Trilogy REIT Holdings’ budgeted distributions to its members during the period prior to exercise relative to NHI’s actual distributions received during that period. In connection with such purchase and as of September 20, 2024, we own 100% of Trilogy REIT Holdings and indirectly own 100% of Trilogy. Previously, from January 1, 2024 through September 19, 2024 and for the year ended December 31, 2023, 24.0% of the net earnings of Trilogy REIT Holdings were allocated to noncontrolling interests.

Other Noncontrolling Interests

In connection with our acquisition and operation of Trilogy, profit interest units in Trilogy, or the Profit Interests, were issued to Trilogy Management Services, LLC and independent directors of Trilogy, both unaffiliated third parties that manage or direct the day-to-day operations of Trilogy. The Profit Interests consisted of time-based or performance-based commitments. The time-based Profit Interests were measured at their grant date fair value and vested in increments of 20.0% on each anniversary of the respective grant date over a five year period. We amortized the time-based Profit Interests on a straight-line basis over the vesting periods, which were recorded to general and administrative expenses in our accompanying consolidated statements of operations and comprehensive income (loss). The performance-based Profit Interests were measured at their fair value on the adoption date of ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, using a modified retrospective approach, were subject to a performance commitment and would have vested upon liquidity events as defined in the Profit Interests agreements. The nonvested awards were presented as noncontrolling interests in total equity in our accompanying consolidated balance sheets, and were re-classified to redeemable noncontrolling interests upon vesting as they had redemption features outside of our control similar to the common stock units held by Trilogy’s management. See Note 11, Redeemable Noncontrolling Interests, for a further discussion.

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

As of both December 31, 2025 and 2024, we owned a 100% interest in a consolidated limited liability company that owned Lakeview IN Medical Plaza. We previously owned an 86.0% interest in such company until February 6, 2024, when we purchased the remaining 14.0% membership interest in the consolidated limited liability company that owned Lakeview IN Medical Plaza from an unaffiliated third party for a contract purchase price of $441,000. In connection with such purchase and as of such date, we own a 100% interest in such limited liability company. As such, from January 1, 2024 through February 5, 2024, and for the year ended December 31, 2023, 14.0% of the net earnings of Lakeview IN Medical Plaza were allocated to noncontrolling interests.

As of both December 31, 2025 and 2024, we owned a 90.6% membership interest in a consolidated limited liability company that owns Southlake TX Hospital. As such, 9.4% of the net earnings of Southlake TX Hospital were allocated to noncontrolling interests in our accompanying consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023.

As of both December 31, 2025 and 2024, we owned an 90.0% interest in a joint venture that owns the Louisiana Senior Housing Portfolio. As such, 10.0% of the net earnings of the joint venture were allocated to noncontrolling interests in our accompanying consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023.

As discussed in Note 1, Organization and Description of Business, as of December 31, 2025 and 2024, we, through our direct and indirect subsidiaries, owned a 99.0% and 98.7%, respectively, general partnership interest in our operating partnership and the remaining 1.0% and 1.3%, respectively, of the OP units in our operating partnership were owned by AHI Group Holdings and Griffin

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital. Some of the limited partnership units outstanding had redemption features outside of our control and were accounted for as redeemable noncontrolling interests presented outside of permanent equity prior to February 9, 2024. As a result of the closing of the February 2024 Offering and the listing of our Common Stock on the NYSE, such redemption features are no longer outside of our control and we reclassified the remaining carrying amount of such redeemable noncontrolling interests as of such date to noncontrolling interests in total equity. See Note 11, Redeemable Noncontrolling Interests, for a further discussion. On August 19, 2024 and October 18, 2024, Platform Healthcare Investor T-II, LLC and Flaherty Trust, respectively, redeemed all of their OP units in exchange for 1,216,571 shares and 211,306 shares, respectively, of our Common Stock on a one-for-one basis and, as a result, are no longer limited partners of our operating partnership. On December 6, 2024 and December 1, 2025, Griffin Capital redeemed a portion of its OP units in exchange for 69,882 shares and 67,791 shares, respectively, of our Common Stock on a one-for-one basis.

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

Restricted common stock

Pursuant to the AHR Incentive Plan, we may grant shares of our restricted common stock, or RSAs, as defined in the AHR Incentive Plan, to our independent directors in connection with their initial election or re-election to our board or in consideration of their past services rendered, as well as to certain executive officers and key employees. RSAs generally have a vesting period between one to four years and are subject to continuous service through the vesting dates.

Restricted stock units

Pursuant to the AHR Incentive Plan, we may grant to our executive officers performance-based restricted stock units, or PBUs, representing the right to receive shares of our common stock upon vesting. We may also grant to our executive officers and certain employees time-based restricted stock units, or TBUs, representing the right to receive shares of our common stock upon vesting. PBUs and TBUs are collectively referred to as RSUs. RSUs granted to executive officers and employees generally have a vesting period of up to three years and are subject to continuous service through the vesting dates and performance conditions, as applicable.

RSAs and TBUs are valued based on the closing price of our Common Stock on the date of grant, while market-based PBUs are valued on the date of grant using a Monte Carlo valuation model. The amount of such PBUs that will ultimately vest is dependent on our total shareholder return, or TSR, performance relative to a custom TSR peer group consisting of other publicly traded healthcare REITs and will range from 0% to 200% of such PBUs initially granted. The following table reflects the key assumptions used in this valuation for market-based PBU awards granted during the periods presented below:

	Year Ended December 31,
	2025	2024
Risk-free interest rate	4.14%	4.50%
Historical volatility	28.86%	26.12%
Performance period	3 years	3 years
Dividend yield	3.30%	6.86%
Fair value per share at date of grant	$39.12	$21.64

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total fair value of the RSAs and RSUs granted pursuant to the AHR Incentive Plan during the years ended December 31, 2025, 2024 and 2023 was $12,126,000, $22,152,000, and $6,853,000, respectively. For the years ended December 31, 2025, 2024 and 2023, we recognized stock compensation expense related to such awards of $13,614,000, $9,346,000 and $5,385,000, respectively. Stock compensation expense is recognized over the requisite service or performance period and is included in general and administrative expenses in our accompanying consolidated statements of operations and comprehensive income (loss). As of December 31, 2025, we had $19,517,000 of total unrecognized stock compensation expense related to nonvested RSAs and RSUs, which we expect to recognize over a weighted average period of 1.9 years. A summary of the status of our nonvested RSAs and RSUs pursuant to the AHR Incentive Plan as of December 31, 2025 and 2024, and the changes for the years ended December 31, 2025 and 2024 is presented below:

	Number of Nonvested RSAs		Weighted Average Grant Date Fair Value — RSAs	Number of Nonvested RSUs		Weighted Average Grant Date Fair Value — RSUs
Balance — December 31, 2023	147,044		$35.99	228,081		$32.43
Granted	1,001,102		$13.50	477,008		$14.57
Vested	(145,987)	(1)	$35.98	(54,010)	(1)	$31.98
Forfeited/cancelled	(6)		$36.90	(727)		$37.16
Balance — December 31, 2024	1,002,153		$13.53	650,352		$19.36
Granted	24,336		$36.16	328,473		$34.24
Vested	(272,967)	(1)	$14.61	(158,889)	(1)	$24.10
Forfeited/cancelled	—		$—	(3,983)		$37.16
Balance — December 31, 2025	753,522		$13.86	815,953		$26.41

(1)
During the years ended December 31, 2025 and 2024, amount includes an aggregate 80,379 shares and 27,447 shares, respectively, of common stock that were withheld to satisfy employee tax minimum withholding requirements associated with the vesting of RSAs and RSUs.

Employee Stock Purchase Plan

In November 2024, we adopted the 2024 Employee Stock Purchase Plan, or the ESPP, pursuant to which eligible employees may purchase shares of our Common Stock at a purchase price equal to the lesser of 85.0% of the fair market value of a share on the applicable enrollment date for such offering period or on the applicable exercise date. The maximum number of shares of our Common Stock that may be issued pursuant to the ESPP is 1,000,000 shares. As of December 31, 2025, employees purchased and we issued 10,079 shares under the ESPP and 989,921 shares remained available for future issuance. As of December 31, 2024, no shares were purchased under the ESPP.

Manager Equity Plan

In June 2025, we adopted the 2025 Manager Equity Plan, or the Manager Plan, to align the incentives of our external third-party RIDEA managers with the overall success of our business by issuing equity-based incentives to such RIDEA managers. Pursuant to the Manager Plan, we may issue shares of our Common Stock to the RIDEA managers, which they may in turn issue to their directors, officers, employees, advisors or consultants. The maximum number of shares of our Common Stock that may be issued pursuant to the Manager Plan is 1,000,000 shares. The Manager Plan allows for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and other equity-based awards. In November 2025, we issued 73,734 TBUs and 73,734 PBUs to one of our RIDEA managers pursuant to the Manager Plan. Such RSUs have a vesting period of up three years and are subject to continuous service through the vesting dates and any performance conditions, as applicable.

The total fair value of the RSUs granted pursuant to the Manager Plan during the year ended December 31, 2025 was $7,276,000. Stock compensation expense related to such awards for the year ended December 31, 2025 was $941,000. As of December 31, 2025, we had $8,376,000 of total unrecognized stock compensation expense related to nonvested RSUs, which we expect to recognize over a weighted average period of 2.1 years. Stock compensation expense is recognized over the requisite service or performance period and is included in general and administrative expenses in our accompanying condensed consolidated statements of operations and comprehensive income (loss).

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Fair Value Measurements

Assets and Liabilities Reported at Fair Value

The table below presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2025, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Derivative financial instruments	$—	$(929)	$—	$(929)
Total liabilities at fair value	$—	$(929)	$—	$(929)

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

There were no transfers into and out of fair value measurement levels during the years ended December 31, 2025 and 2024.

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

Although we determined that the majority of the inputs used to value our derivative financial instruments fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this instrument utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of December 31, 2025 and 2024, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

Financial Instruments Disclosed at Fair Value

Our accompanying consolidated balance sheets include the following financial instruments: debt security investment, cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and accrued liabilities, mortgage loans payable and borrowings under our lines of credit and term loan.

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fair value of our debt security investment is estimated using a discounted cash flow analysis using interest rates available to us for investments with similar terms and maturities. The fair values of our mortgage loans payable and our lines of credit and term loan are estimated using discounted cash flow analyses using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that the valuations of our debt security investment, mortgage loans payable and lines of credit and term loan are classified in Level 2 within the fair value hierarchy. The carrying amounts and estimated fair values of such financial instruments as of December 31, 2025 and 2024 were as follows (in thousands):

	December 31,
	2025		2024
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Financial Assets:
Debt security investment	$92,136	$93,107	$91,264	$93,369
Financial Liabilities:
Mortgage loans payable	$966,925	$898,892	$982,071	$858,102
Lines of credit and term loan	$547,510	$549,946	$684,774	$688,945

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

The components of income or loss before taxes for the periods presented below were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$47,383	$(35,480)	$(75,843)
Foreign	1,264	1,593	(381)
Income (loss) before income taxes	$48,647	$(33,887)	$(76,224)

The components of income tax benefit or expense for the periods presented below were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Federal deferred	$(6,725)	$(13,023)	$(655)
State deferred	(1,123)	(2,847)	210
Federal current	7,040	248	10
State current	1,328	657	(3)
Foreign current	666	808	656
Valuation allowances	(23,357)	15,870	445
Total income tax (benefit) expense	$(22,171)	$1,713	$663

Current Income Tax

Federal and state income taxes are generally a function of the level of income recognized by our TRS. Foreign income taxes are generally a function of our income on our real estate located in the UK and Isle of Man.

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Rate Reconciliation

A reconciliation between the amount of reported income tax benefit and the amount computed by multiplying the income from operations by the applicable statutory federal income tax rate presented below were as follows (dollars in thousands):

	Year Ended December 31, 2025
	Percent	Amount
Consolidated pretax book income	21.00%	$10,216
Tax at statutory rate on earnings not subject to federal income taxes	(16.71)	(8,131)
State income tax net of federal benefit (1)	2.08	1,013
Foreign tax effects — UK	1.13	548
Foreign tax effects — Isle of Man	0.02	8
Tax effect of state rate change	(3.58)	(1,740)
Change in valuation allowance	(48.01)	(23,357)
Nontaxable or nondeductible items	0.09	46
Deferred tax true up	(2.27)	(1,104)
Other — Misc	0.68	330
Total provision	(45.57)%	$(22,171)

(1)
State taxes in Indiana and Michigan made up the majority (greater than 50 percent) of the tax effect in this category for the year ended December 31, 2025.

Income Tax Paid

The following table reflects income taxes paid, net of refunds (in thousands):

Year Ended December 31, 2025
Federal	$393
State	508
Foreign	898
Total	$1,799

Income taxes paid are further disaggregated by jurisdiction on the basis of a quantitative threshold of five percent of total income taxes paid, net of refunds, in the following jurisdictions (in thousands):

Year Ended December 31, 2025
State
Texas	$263

Foreign
United Kingdom	$737
Isle of Man	$161

Deferred Taxes

Deferred income tax is generally a function of the period’s temporary differences (primarily basis differences between tax and financial reporting for real estate assets and equity investments) and generation of tax net operating loss, or NOL, that may be realized in future periods depending on sufficient taxable income.

We recognize the effects of an uncertain tax position on the financial statements, when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of both December 31, 2025 and 2024, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of December 31, 2025, our valuation allowance partially reserved our net deferred tax assets, and as of December 31, 2024, our valuation allowance fully reserved our net deferred tax assets due to historical losses and inherent uncertainty of future income. As of December 31, 2025, we determined that there is sufficient positive evidence, including at least three years of cumulative pretax income generated by the TRS of one portfolio within our SHOP and the TRS of our ISHC segment, that it is more likely than not that $23,001,000 of deferred taxes are realizable. Therefore, for the year ended December 31, 2025, income tax benefit in our accompanying consolidated statements of operations and comprehensive income (loss) included the release of the valuation allowances recorded against the net deferred tax assets for such TRS. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.

Any increases or decreases to the deferred income tax assets or liabilities are reflected in income tax (expense) benefit in our accompanying consolidated statements of operations and comprehensive income (loss). The components of deferred tax assets and liabilities as of December 31, 2025 and 2024 were as follows (in thousands):

	December 31,
	2025	2024
Deferred income tax assets:
Fixed assets and intangibles	$9,410	$8,442
Expense accruals and other	8,192	11,445
Net operating loss and other carry forwards	74,144	68,914
Reserves and accruals	8,261	7,941
Allowances for accounts receivable	3,728	3,736
Investments in unconsolidated entities	10	440
Total deferred income tax assets	$103,745	$100,918
Deferred income tax liabilities:
Fixed assets and intangibles	$(15,276)	$(12,114)
Other — temporary differences	(2,600)	(2,517)
Total deferred income tax liabilities	$(17,876)	$(14,631)
Net deferred income tax assets before valuation allowance	$85,869	$86,287
Valuation allowances	(62,930)	(86,287)
Net deferred income tax assets	$22,939	$—

As of December 31, 2025 and 2024, we had a NOL carryforward of $268,303,000 and $253,346,000, respectively, related to our TRS. These amounts can be used to offset future taxable income, if any. The NOL carryforwards incurred before January 1, 2018 will begin to expire starting 2035, and NOL carryforwards incurred after December 31, 2017 will be carried forward indefinitely.

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

	Year Ended December 31,
	2025		2024		2023
Ordinary income	$50,543	31.2%	$89,325	74.6%	$2,208	2.9%
Capital gain	—	—	8,769	7.3	—	—
Return of capital	111,350	68.8	21,629	18.1	73,614	97.1
	$161,893	100%	$119,723	100%	$75,822	100%

Amounts listed above do not include distributions paid on nonvested RSAs and RSUs, which have been separately reported.

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Leases

Lessor

We have operating leases with tenants that expire at various dates through 2050. For the years ended December 31, 2025, 2024 and 2023, we recognized $162,611,000, $180,783,000 and $185,064,000, respectively, of revenues related to operating lease payments, of which $36,675,000, $36,729,000 and $38,415,000, respectively, was for variable lease payments.

As of December 31, 2025, the following table sets forth the undiscounted cash flows for future minimum base rents due under operating leases for each of the next five years ending December 31 and thereafter for properties that we wholly own (in thousands):

Year	Amount
2026	$116,743
2027	111,821
2028	101,591
2029	90,105
2030	78,309
Thereafter	430,141
Total	$928,710

Lessee

We lease certain land, buildings, campuses, office equipment and automobiles. We have lease agreements with lease and non-lease components, which are generally accounted for separately. Most leases include one or more options to renew, with renewal terms that generally can extend at various dates through 2107, excluding extension options. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property.

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

The components of lease costs were as follows (in thousands):

		Year Ended December 31,
Lease Cost	Classification	2025	2024	2023
Operating lease cost(1)	Property operating expenses, rental expenses or general and administrative expenses	$34,395	$38,346	$44,141
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	59	2,146	1,360
Interest on lease liabilities	Interest expense	12	566	353
Sublease income	Resident fees and services revenue or other income	(341)	(580)	(572)
Total lease cost		$34,125	$40,478	$45,282

(1)
Includes short-term leases and variable lease costs, which are immaterial.

Additional information related to our leases for the periods presented below was as follows (dollars in thousands):

	December 31,
Lease Term and Discount Rate	2025	2024	2023
Weighted average remaining lease term (in years):
Operating leases	11.4	11.0	12.2
Finance leases	3.6	3.8	1.5
Weighted average discount rate:
Operating leases	5.85%	5.85%	5.76%
Finance leases	11.25%	10.60%	7.78%

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
Supplemental Disclosure of Cash Flows Information	2025	2024	2023
Operating cash outflows related to finance leases	$12	$566	$353
Financing cash outflows related to finance leases	$56	$81	$62
Right-of-use assets obtained in exchange for operating lease liabilities	$3,727	$4,322	$6,153

Operating Leases

As of December 31, 2025, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for each of the next five years ending December 31 and thereafter, as well as the reconciliation of those cash flows to operating lease liabilities on our accompanying consolidated balance sheet (in thousands):

Year	Amount
2026	$28,106
2027	29,058
2028	29,467
2029	28,563
2030	26,673
Thereafter	68,862
Total undiscounted operating lease payments	210,729
Less: interest	(75,126)
Present value of operating lease liabilities	$135,603

Finance Leases and Financing Obligations

As of December 31, 2025, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for each of the next five years ending December 31 and thereafter, as well as a reconciliation of those cash flows to finance lease liabilities and financing obligations (in thousands):

Year	Amount
2026	$4,167
2027	3,905
2028	3,556
2029	32,334
2030	92
Thereafter	—
Total undiscounted payments	44,054
Less: interest	(10,152)
Present value of finance lease liabilities and financing obligations	$33,902

16. Segment Reporting

Our chief operating decision maker, or CODM, who is our Interim Chief Executive Officer and President, evaluates our business and makes resource allocations based on four operating segments: ISHC, OM, SHOP and triple-net leased properties. These operating segments are also our reportable segments.

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

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Summary information for our reportable segments, including a summary of segment operating expenses, during the years ended December 31, 2025, 2024 and 2023 was as follows (in thousands):

	ISHC	SHOP	OM	Triple-Net Leased Properties	Year Ended December 31, 2025
Revenues:
Resident fees and services	$1,763,935	$330,571	$—	$—	$2,094,506
Real estate revenue	—	—	126,078	39,539	165,617
Total revenues	1,763,935	330,571	126,078	39,539	2,260,123
Less(1):
Compensation expense	901,832	160,271	—	—
Controllable expenses(2)	552,675	90,935	—	—
Non-controllable expenses(3)	43,770	15,392	—	—
Facility rental expense(4)	28,656	—	—	—
Other segment items(5)	—	—	48,662	2,770
Segment net operating income	$237,002	$63,973	$77,416	$36,769	$415,160

General and administrative					$58,735
Transaction, transition and restructuring costs					5,103
Depreciation and amortization					187,559
Interest expense:
Interest expense, net					(85,775)
Loss in fair value of derivative financial instruments					(1,034)
Loss on dispositions of real estate investments, net					(2,965)
Impairment of real estate investments					(49,935)
Loss from unconsolidated entities					(1,967)
Gain on re-measurement of previously held equity interest					14,580
Foreign currency gain					3,175
Other income, net					8,805
Income before income taxes					48,647
Income tax benefit					22,171
Net income					$70,818

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	ISHC	SHOP	OM	Triple-Net Leased Properties	Year Ended December 31, 2024
Revenues:
Resident fees and services	$1,619,812	$263,986	$—	$—	$1,883,798
Real estate revenue	—	—	134,740	52,130	186,870
Total revenues	1,619,812	263,986	134,740	52,130	2,070,668
Less(1):
Compensation expense	848,630	132,982	—	—
Controllable expenses(2)	511,122	74,198	—	—
Non-controllable expenses(3)	38,798	16,174	—	—
Facility rental expense(4)	31,989	—	—	—
Other segment items(5)	—	—	50,885	2,354
Segment net operating income	$189,273	$40,632	$83,855	$49,776	$363,536

General and administrative					$47,559
Transaction, transition and restructuring costs					7,141
Depreciation and amortization					179,192
Interest expense:
Interest expense, net					(127,730)
Gain in fair value of derivative financial instruments					1,030
Gain on dispositions of real estate investments, net					5,213
Impairment of real estate investments					(45,755)
Loss from unconsolidated entities					(6,868)
Foreign currency loss					(774)
Other income, net					11,353
Loss before income taxes					(33,887)
Income tax expense					(1,713)
Net loss					$(35,600)

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	ISHC	SHOP	OM	Triple-Net Leased Properties	Year Ended December 31, 2023
Revenues and grant income:
Resident fees and services	$1,481,880	$186,862	$—	$—	$1,668,742
Real estate revenue	—	—	146,068	44,333	190,401
Grant income	7,475	—			7,475
Total revenues and grant income	1,489,355	186,862	146,068	44,333	1,866,618
Less(1):
Compensation expense	788,733	95,922	—	—
Controllable expenses(2)	472,210	56,863	—	—
Non-controllable expenses(3)	37,849	13,708	—	—
Facility rental expense(4)	37,025	—	—	—
Other segment items(5)	—	—	54,457	3,018
Segment net operating income	$153,538	$20,369	$91,611	$41,315	$306,833

General and administrative					$47,510
Transaction, transition and restructuring costs					5,795
Depreciation and amortization					182,604
Interest expense:
Interest expense, net					(163,191)
Loss in fair value of derivative financial instruments					(926)
Gain on dispositions of real estate investments, net					32,472
Impairment of real estate investments					(13,899)
Impairment of intangible assets					(10,520)
Loss from unconsolidated entities					(1,718)
Gain on re-measurement of previously held equity interest					726
Foreign currency gain					2,307
Other income, net					7,601
Loss before income taxes					(76,224)
Income tax expense					(663)
Net loss					$(76,887)

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
•
Triple-Net Leased Properties — property taxes and insurance.

Total assets by reportable segment as of December 31, 2025 and 2024 were as follows (in thousands):

	December 31,
	2025	2024
ISHC	$2,666,245	$2,202,582
SHOP	1,293,612	729,466
OM	1,048,810	1,140,785
Triple-net leased properties	393,952	401,782
Other	23,607	13,442
Total assets	$5,426,226	$4,488,057

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of both December 31, 2025 and 2024, goodwill of $168,177,000, $47,812,000 and $18,953,000 was allocated to our ISHC, OM and triple-net leased properties segments, respectively.

Our portfolio of properties and other investments are located in the United States, the UK and Isle of Man. Revenues and grant income and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for our operations for the periods presented below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenues and grant income:
United States	$2,253,609	$2,064,038	$1,861,954
International	6,514	6,630	4,664
Total	$2,260,123	$2,070,668	$1,866,618

The following is a summary of real estate investments, net by geographic regions as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Real estate investments, net:
United States	$4,140,169	$3,324,982
International	43,250	41,666
Total	$4,183,419	$3,366,648

17. Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily our debt security investment, cash and cash equivalents, restricted cash and accounts and other receivables. We are exposed to credit risk with respect to our debt security investment, but we believe collection of the outstanding amount is probable. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of December 31, 2025 and 2024, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants and residents is limited. We perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.

Based on leases as of December 31, 2025, properties in two states in the United States accounted for 10% or more of our total consolidated property portfolio’s annualized base rent or annualized NOI, which is based on contractual base rent from leases in effect for our non-RIDEA properties and annualized NOI for our ISHC and SHOP as of December 31, 2025. Properties located in Indiana and Ohio accounted for 33.4% and 11.5%, respectively, of our total consolidated property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

Based on leases in effect as of December 31, 2025, our ISHC, OM, SHOP and triple-net leased properties accounted for 55.5%, 18.9%, 18.7% and 6.9%, respectively, of our total consolidated property portfolio’s annualized base rent or annualized NOI. As of December 31, 2025, none of our tenants at our properties accounted for 10% or more of our total consolidated property portfolio’s annualized base rent or annualized NOI.

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. Earnings Per Share

The following table presents the amounts used in computing our basic and diluted earnings per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income (loss) attributable to controlling interest — basic	$69,806	$(37,812)	$(71,469)
Adjustment for net income (loss) attributable to nonvested equity compensation	(6)	—	—
Net income (loss) attributable to controlling interest — diluted	$69,800	$(37,812)	$(71,469)
Denominator:
Denominator for basic earnings per share — weighted average shares	166,055,466	130,637,539	66,047,114
Effect of dilutive securities:
Nonvested restricted common stock and stock units	793,500	—	—
ESPP	637	—	—
Denominator for diluted earnings per share — adjusted weighted average shares	166,849,603	130,637,539	66,047,114
Basic earnings per share:
Net income (loss) attributable to controlling interest	$0.42	$(0.29)	$(1.08)
Diluted earnings per share:
Net income (loss) attributable to controlling interest	$0.42	$(0.29)	$(1.08)

Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to Common Stock by the weighted average number of shares of our Common Stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our Common Stock and all dilutive securities, if any. TBUs, RSAs, limited OP units, as well as Common Stock issued pursuant to the ESPP and forward sale agreements, give rise to potentially dilutive shares of our Common Stock.

The following securities were excluded from the computation of diluted earnings (loss) per share because such securities were anti-dilutive during the periods presented below:

	Year Ended December 31,
	2025	2024	2023
Nonvested TBUs	75,087	341,098	157,329
Nonvested RSAs	—	1,002,153	147,044
OP units	1,998,458	2,004,216	3,501,976
Forward sale agreements	7,639,187	—	—

For the years ended December 31, 2025, 2024 and 2023, 498,522, 309,254 and 70,751 nonvested PBUs, respectively, were treated as contingently issuable shares pursuant to Accounting Standards Codification Topic 718, Compensation — Stock Compensation. Such contingently issuable shares were excluded from the computation of diluted earnings (loss) per share because they were anti-dilutive during the period.

AMERICAN HEALTHCARE REIT, INC.

SCHEDULE III — REAL ESTATE AND

ACCUMULATED DEPRECIATION

December 31, 2025

(in thousands)

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(e)
Description(a)		Encumbrances	Land and Improvements	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition (b)	Land and Improvements	Buildings and Improvements	Total(d)	Accumulated Depreciation (f)(g)	Date of Construction	Date Acquired
Integrated Senior Health Campuses (ISHC)
Homewood Health Campus	Lebanon, IN	$7,889	$973	$9,702	$3,508	$1,161	$13,022	$14,183	$(3,244)	2000	12/01/15
Ashford Place Health Campus	Shelbyville, IN	5,306	664	12,662	1,526	876	13,976	14,852	(3,932)	2004	12/01/15
Mill Pond Health Campus	Greencastle, IN	6,279	1,576	8,124	1,054	1,660	9,094	10,754	(2,435)	2005	12/01/15
St. Andrews Health Campus	Batesville, IN	3,961	552	8,213	998	799	8,964	9,763	(2,563)	2005	12/01/15
Hampton Oaks Health Campus	Scottsburg, IN	5,577	720	8,145	1,033	866	9,032	9,898	(2,583)	2006	12/01/15
Forest Park Health Campus	Richmond, IN	6,090	535	9,399	1,345	652	10,627	11,279	(2,993)	2007	12/01/15
The Maples at Waterford Crossing	Goshen, IN	5,225	344	8,027	2,614	539	10,446	10,985	(2,400)	2006	12/01/15
Morrison Woods Health Campus	Muncie, IN	26,428	1,903	21,806	2,136	2,084	23,761	25,845	(5,557)	2008/2022	12/01/15, 09/14/16 and 03/03/21
Woodbridge Health Campus	Logansport, IN	7,468	228	11,812	1,234	565	12,709	13,274	(3,480)	2003	12/01/15
Bridgepointe Health Campus	Vincennes, IN	6,400	747	7,469	2,148	917	9,447	10,364	(2,494)	2002/2022	12/01/15
Greenleaf Living Center	Elkhart, IN	10,260	492	12,157	1,356	521	13,484	14,005	(3,715)	2000	12/01/15
The Meadows of Kalida Health Campus	Kalida, OH	7,077	298	7,628	1,271	460	8,737	9,197	(2,391)	2007	12/01/15
The Heritage	Findlay, OH	11,497	1,312	13,475	3,098	1,690	16,195	17,885	(4,103)	1975	12/01/15
Genoa Retirement Village	Genoa, OH	7,525	881	8,113	1,870	1,101	9,763	10,864	(2,718)	1985	12/01/15
Waterford Crossing	Goshen, IN	7,018	344	4,381	1,354	372	5,707	6,079	(1,536)	2004	12/01/15
St. Elizabeth Healthcare	Delphi, IN	7,739	522	5,463	5,891	665	11,211	11,876	(3,017)	1986	12/01/15
Cumberland Pointe	West Lafayette, IN	8,189	1,645	13,696	993	1,905	14,429	16,334	(4,340)	1980	12/01/15
Franciscan Healthcare Center	Louisville, KY	9,188	808	8,439	4,783	1,019	13,011	14,030	(3,660)	1975	12/01/15
Blair Ridge Health Campus	Peru, IN	6,908	734	11,648	2,469	802	14,049	14,851	(4,091)	2001	12/01/15
Glen Oaks Health Campus	New Castle, IN	4,549	384	8,189	1,122	503	9,192	9,695	(2,337)	2011	12/01/15
Covered Bridge Health Campus	Seymour, IN	—	386	9,699	1,273	80	11,278	11,358	(3,175)	2002	12/01/15
Stonebridge Health Campus	Bedford, IN	8,979	1,087	7,965	2,635	1,178	10,509	11,687	(2,603)	2004	12/01/15
RiverOaks Health Campus	Princeton, IN	13,368	440	8,953	3,035	786	11,642	12,428	(3,006)	2004	12/01/15
Park Terrace Health Campus	Louisville, KY	—	2,177	7,626	3,323	2,177	10,949	13,126	(2,958)	1977	12/01/15
Cobblestone Crossing	Terre Haute, IN	—	1,462	13,860	6,145	1,649	19,818	21,467	(5,296)	2008	12/01/15
Creasy Springs Health Campus	Lafayette, IN	14,820	2,111	14,337	6,453	2,513	20,388	22,901	(5,348)	2010	12/01/15
Avalon Springs Health Campus	Valparaiso, IN	16,121	1,542	14,107	1,493	1,607	15,535	17,142	(3,990)	2012	12/01/15
Prairie Lakes Health Campus	Noblesville, IN	8,126	2,204	13,227	2,156	2,404	15,183	17,587	(3,937)	2010	12/01/15
RidgeWood Health Campus	Lawrenceburg, IN	12,713	1,240	16,118	650	1,278	16,730	18,008	(4,323)	2009	12/01/15
Westport Place Health Campus	Louisville, KY	15,130	1,245	9,946	1,478	1,283	11,386	12,669	(2,999)	2011	12/01/15
Amber Manor Care Center	Petersburg, IN	5,143	446	6,063	963	515	6,957	7,472	(1,934)	1990	12/01/15
The Meadows of Leipsic Health Campus	Leipsic, OH	—	1,242	6,988	1,184	1,491	7,923	9,414	(2,323)	1986	12/01/15
Springview Manor	Lima, OH	—	260	3,968	872	408	4,692	5,100	(1,316)	1978	12/01/15

AMERICAN HEALTHCARE REIT, INC.

SCHEDULE III — REAL ESTATE AND

ACCUMULATED DEPRECIATION — (Continued)

December 31, 2025

(in thousands)

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(e)
Description(a)		Encumbrances	Land and Improvements	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition (b)	Land and Improvements	Buildings and Improvements	Total(d)	Accumulated Depreciation (f)(g)	Date of Construction	Date Acquired
Willows at Bellevue	Bellevue, OH	$15,094	$587	$15,575	$1,635	$792	$17,005	$17,797	$(4,833)	2008	12/01/15
Briar Hill Health Campus	North Baltimore, OH	—	673	2,688	710	757	3,314	4,071	(1,008)	1977	12/01/15
Cypress Pointe Health Campus	Englewood, OH	—	921	10,291	12,234	1,855	21,591	23,446	(4,731)	2010	12/01/15
The Oaks at NorthPointe Woods	Battle Creek, MI	—	567	12,716	1,940	670	14,553	15,223	(3,654)	2008	12/01/15
Westlake Health Campus	Commerce, MI	13,172	815	13,502	319	601	14,035	14,636	(3,795)	2011	12/01/15
Springhurst Health Campus	Greenfield, IN	18,335	931	14,114	8,837	2,330	21,552	23,882	(5,619)	2007	12/01/15 and 05/16/17
Glen Ridge Health Campus	Louisville, KY	—	1,208	9,771	2,723	1,442	12,260	13,702	(3,663)	2006	12/01/15
St. Mary Healthcare	Lafayette, IN	4,821	348	2,710	772	393	3,437	3,830	(959)	1969	12/01/15
The Oaks at Woodfield	Grand Blanc, MI	14,626	897	12,270	774	1,138	12,803	13,941	(3,584)	2012	12/01/15
Stonegate Health Campus	Lapeer, MI	10,788	538	13,159	576	809	13,464	14,273	(3,732)	2012	12/01/15
Senior Living at Forest Ridge	New Castle, IN	—	204	5,470	816	325	6,165	6,490	(1,636)	2005	12/01/15
River Terrace Health Campus	Madison, IN	—	—	13,378	5,248	76	18,550	18,626	(5,039)	2016	03/28/16
St. Charles Health Campus	Jasper, IN	10,545	467	14,532	2,764	603	17,160	17,763	(4,866)	2000	06/24/16 and 06/30/16
Bethany Pointe Health Campus	Anderson, IN	18,081	2,337	26,524	3,939	2,559	30,241	32,800	(8,427)	1999	06/30/16
River Pointe Health Campus	Evansville, IN	12,981	1,118	14,736	2,640	1,373	17,121	18,494	(4,972)	1999	06/30/16
Waterford Place Health Campus	Kokomo, IN	13,742	1,219	18,557	10,800	2,030	28,546	30,576	(6,498)	2000/2022	06/30/16
Autumn Woods Health Campus	New Albany, IN	18,333	1,016	13,414	2,217	1,177	15,470	16,647	(4,734)	2000	06/30/16
Oakwood Health Campus	Tell City, IN	8,436	783	11,880	2,704	907	14,460	15,367	(4,229)	2000	06/30/16
Cedar Ridge Health Campus	Cynthiana, KY	—	102	8,435	3,879	205	12,211	12,416	(4,219)	2005	06/30/16
Aspen Place Health Campus	Greensburg, IN	8,813	980	10,970	1,163	1,218	11,895	13,113	(3,465)	2012	08/16/16
The Willows at East Lansing	East Lansing, MI	15,229	1,449	15,161	1,831	1,524	16,917	18,441	(5,078)	2014	08/16/16
The Willows at Howell	Howell, MI	—	1,051	12,099	6,999	1,167	18,982	20,149	(4,536)	2015	08/16/16
The Willows at Okemos	Okemos, MI	6,980	1,171	12,326	1,104	1,229	13,372	14,601	(4,003)	2014	08/16/16
Shelby Crossing Health Campus	Macomb, MI	16,005	2,533	18,440	2,447	2,624	20,796	23,420	(6,622)	2013	08/16/16
The Oaks at Bethesda	Zanesville, OH	4,237	714	10,791	987	812	11,680	12,492	(3,402)	2013	08/16/16
White Oak Health Campus	Monticello, IN	19,744	1,005	13,207	806	1,006	14,012	15,018	(3,149)	2010	09/23/16 and 07/30/20
Woodmont Health Campus	Boonville, IN	7,276	790	9,633	1,362	1,024	10,761	11,785	(3,265)	2000	02/01/17
Silver Oaks Health Campus	Columbus, IN	—	1,776	21,420	1,733	88	24,841	24,929	(6,999)	2001	02/01/17
Thornton Terrace Health Campus	Hanover, IN	5,157	764	9,209	2,231	873	11,331	12,204	(3,183)	2003	02/01/17

AMERICAN HEALTHCARE REIT, INC.

SCHEDULE III — REAL ESTATE AND

ACCUMULATED DEPRECIATION — (Continued)

December 31, 2025

(in thousands)

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(e)
Description(a)		Encumbrances	Land and Improvements	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition (b)	Land and Improvements	Buildings and Improvements	Total(d)	Accumulated Depreciation (f)(g)	Date of Construction	Date Acquired
The Willows at Hamburg	Lexington, KY	$10,737	$1,740	$13,422	$1,908	$1,810	$15,260	$17,070	$(3,995)	2012	02/01/17
The Willows at Willard	Willard, OH	—	610	12,256	10,011	223	22,654	22,877	(5,774)	2012	02/01/17
Westlake Health Campus — Commerce Villa	Commerce, MI	—	261	6,610	1,270	553	7,588	8,141	(1,920)	2017	11/17/17
Orchard Grove Health Campus	Romeo, MI	14,500	2,065	11,510	18,295	3,573	28,297	31,870	(5,675)	2016	07/20/18 and 11/30/17
The Lakes at Monclova	Monclova, OH	11,726	2,869	12,855	10,550	3,182	23,092	26,274	(5,332)	2013	12/01/17
The Meadows of Ottawa	Ottawa, OH	—	695	7,752	9,659	736	17,370	18,106	(2,291)	2014	12/15/17
Valley View Healthcare Center	Fremont, OH	9,788	930	7,635	1,796	1,118	9,243	10,361	(1,879)	2017	07/20/18
Novi Lakes Health Campus	Novi, MI	11,655	1,654	7,494	2,851	1,702	10,297	11,999	(3,222)	2016	07/20/18
The Willows at Fritz Farm	Lexington, KY	8,538	1,538	8,637	495	1,563	9,107	10,670	(1,813)	2017	07/20/18
Paddock Springs	Warsaw, IN	—	488	—	11,900	671	11,717	12,388	(2,044)	2019	02/14/19
Harrison Springs Health Campus	Corydon, IN	—	2,017	11,487	6,005	2,305	17,204	19,509	(2,854)	2016/2022	09/05/19
The Cloister at Silvercrest	New Albany, IN	—	139	634	6	139	640	779	(103)	1940	10/01/19
Scenic Hills at the Monastery	Ferdinand, IN	—	—	—	14,814	26	14,788	14,814	(2,309)	2019	11/19/19
Oaks at Byron Center	Byron Center, MI	—	2,000	—	15,955	2,193	15,762	17,955	(2,398)	2020	07/08/20
Forest Springs Health Campus	Louisville, KY	—	964	16,691	475	1,022	17,108	18,130	(2,668)	2015	07/30/20
Taylor Springs Health Campus	Gahanna, OH	—	1,146	—	16,782	1,218	16,710	17,928	(2,225)	2020	11/13/20
Gateway Springs Health Campus	Hamilton, OH	—	1,277	10,923	1,931	1,453	12,678	14,131	(1,745)	2020	12/28/20
Orchard Pointe Health Campus	Kendallville, IN	9,976	1,806	9,243	750	2,417	9,382	11,799	(1,708)	2016	01/19/21
The Meadows of Delphos	Delphos, OH	—	2,345	8,150	124	2,382	8,237	10,619	(1,947)	2018	01/19/21
The Springs of Lima	Lima, OH	—	2,397	9,638	66	2,403	9,698	12,101	(2,055)	2018	01/19/21
Wooded Glen	Springfield, OH	—	2,803	11,928	119	2,827	12,023	14,850	(2,432)	2018	01/19/21
The Lakes of Sylvania	Sylvania, OH	—	3,208	15,059	8,763	4,404	22,626	27,030	(3,177)	2017	01/19/21
The Glen	Union Township, OH	—	2,789	12,343	92	2,809	12,415	15,224	(2,419)	2018	01/19/21
The Oaks of Belmont	Grand Rapids, MI	—	767	17,043	250	1,101	16,959	18,060	(2,330)	2021	03/13/21
Harrison Trial Health Campus	Harrison, OH	—	1,750	17,114	157	2,048	16,973	19,021	(2,230)	2021	04/28/21
Cedar Creek Health Campus	Lowell, IN	—	2,326	12,650	1,090	2,864	13,202	16,066	(1,567)	2014	07/07/21
The Willows at Springhurst	Louisville, KY	20,312	1,876	12,595	727	1,953	13,245	15,198	(1,597)	1979	01/01/22
	Louisville, KY	—	1,184	6,483	436	1,184	6,919	8,103	(840)	1979	01/01/22
The Willows at Harrodsburg	Harrodsburg, KY	—	918	10,181	10,197	1,604	19,692	21,296	(1,294)	2018	05/20/22
North River Health Campus	Evansville, IN	—	2,614	15,031	175	2,651	15,169	17,820	(1,992)	2017	05/20/22
The Springs at Stony Brook	Louisville, KY	—	2,265	14,077	457	2,273	14,526	16,799	(1,673)	2018	05/20/22

AMERICAN HEALTHCARE REIT, INC.

SCHEDULE III — REAL ESTATE AND

ACCUMULATED DEPRECIATION — (Continued)

December 31, 2025

(in thousands)

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(e)
Description(a)		Encumbrances	Land and Improvements	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition (b)	Land and Improvements	Buildings and Improvements	Total(d)	Accumulated Depreciation (f)(g)	Date of Construction	Date Acquired
Pickerington Health Campus	Pickerington, OH	$—	$860	$15,575	$34	$880	$15,589	$16,469	$(2,545)	2019	05/20/22
Mt. Washington Development Project	Mt. Washington, KY	—	2,054	10,225	79	2,079	10,279	12,358	(1,316)	2020	05/20/22
Silvercrest Health Center	New Albany, IN	19,838	1,920	24,965	1,065	1,938	26,012	27,950	(2,528)	2013	08/01/22
The Springs of Mooresville	Mooresville, IN	13,568	1,460	12,617	2,549	1,476	15,150	16,626	(1,248)	2016	08/01/22
Hearthstone Health Campus	Bloomington, IN	18,616	2,140	16,928	898	2,197	17,769	19,966	(1,903)	2014	08/01/22
The Legacy at English Station	Louisville, KY	—	912	10,139	76	914	10,213	11,127	(814)	2016	02/15/23
The Villages at Oak Ridge	Washington, IN	—	1,483	11,551	3,456	1,567	14,923	16,490	(1,064)	2015	07/13/23
Smith's Mill Health Campus	New Albany, OH	—	1,323	15,271	116	1,341	15,369	16,710	(1,284)	2019	07/13/23
Oakwood Health Center Villas	Tell City, IN	—	535	1,555	638	835	1,893	2,728	(205)	2013	07/13/23
The Willows at Tiffin	Tiffin, OH	—	318	12,848	433	354	13,245	13,599	(645)	2019	04/17/24
The Springs at Oldham Reserve	La Grange, KY	—	987	17,817	1,577	1,657	18,724	20,381	(832)	2023	04/22/24
Vienna Springs Health Campus	Miami Township, OH	—	1,016	16,934	51	1,045	16,956	18,001	(822)	2021	04/17/24
Trilogy Real Estate Bowling Green	Bowling Green, OH	18,395	925	15,870	2,465	925	18,335	19,260	(893)	2024	02/01/24
West River Health Campus	Evansville, IN	—	2,201	13,578	329	2,252	13,856	16,108	(332)	1999	02/26/25
Oaks at Jamestown	Hudsonville, MI	—	1,405	25,043	38	1,415	25,071	26,486	(364)	2024	07/01/25
Harbor Terrace Senior Living	Muskegon, MI	—	1,721	25,803	29	1,748	25,805	27,553	(364)	2024	07/01/25
Norwich Springs Health Campus	Hilliard, OH	—	2,138	23,526	34	2,140	23,558	25,698	(320)	2021	07/01/25
The Springs at Wyandot Trail	Lancaster, OH	—	2,963	23,991	14	2,963	24,005	26,968	(352)	2024	07/01/25
Liberty Station Health Campus	Liberty Township, OH	—	1,018	23,816	22	1,018	23,838	24,856	(330)	2023	07/01/25
Cooper Trail Senior Living	Bardstown, KY	—	594	12,064	9	594	12,073	12,667	(175)	2020	07/16/25
Walker's Trail Senior Living	Danville, KY	—	1,365	12,609	36	1,365	12,645	14,010	(172)	2021	07/16/25
Shelby Farms Senior Living	Shelbyville, KY	—	1,039	13,549	18	1,039	13,567	14,606	(192)	2022	07/16/25
Boonesboro Trail Senior Living	Winchester, KY	—	1,112	12,269	16	1,115	12,282	13,397	(176)	2021	07/16/25
Triple Creek Retirement Community	Colerain Township, OH	—	2,510	19,740	144	2,529	19,865	22,394	(166)	2008	07/15/25 and 11/03/25
Kingston Residence of Hickory	Hickory, NC	—	453	11,622	231	453	11,853	12,306	—	1987	12/16/25
Kingston Residence of Santa Fe	Santa Fe, NM	—	1,419	10,994	307	1,419	11,301	12,720	—	1990	12/16/25
Kingston Care Center of Fort Wayne	Fort Wayne, IN	—	1,104	20,130	360	1,104	20,490	21,594	—	1989	12/16/25

AMERICAN HEALTHCARE REIT, INC.

SCHEDULE III — REAL ESTATE AND

ACCUMULATED DEPRECIATION — (Continued)

December 31, 2025

(in thousands)

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(e)
Description(a)		Encumbrances	Land and Improvements	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition (b)	Land and Improvements	Buildings and Improvements	Total(d)	Accumulated Depreciation (f)(g)	Date of Construction	Date Acquired
Kingston Residence of Fort Wayne	Fort Wayne, IN	$—	$1,790	$2,664	$427	$1,790	$3,091	$4,881	$—	1983	12/16/25
Kingston at Dupont	Fort Wayne, IN	—	545	3,075	141	545	3,216	3,761	—	1999	12/16/25
Kingston of Ashland	Ashland, OH	—	334	5,438	285	334	5,723	6,057	—	1985	12/16/25
Kingston Residence of Marion	Marion, OH	—	626	11,910	397	626	12,307	12,933	—	1986	12/16/25
Kingston of Miamisburg	Miamisburg, OH	—	1,110	4,518	305	1,110	4,823	5,933	—	1976	12/16/25
Kingston Rehabilitation of Perrysburg	Perrysburg, OH	—	366	14,155	198	366	14,353	14,719	—	2013	12/16/25
Kingston Residence of Perrysburg	Perrysburg, OH	—	459	10,804	130	459	10,934	11,393	—	1996	12/16/25
Kingston Care Center of Sylvania	Sylvania, OH	—	840	17,082	416	840	17,498	18,338	—	2004	12/16/25
Kingston Residence of Sylvania	Sylvania, OH	—	887	15,302	288	887	15,590	16,477	—	2001	12/16/25
Kingston of Vermilion	Vermilion, OH	—	1,123	7,648	419	1,122	8,068	9,190	—	1984	12/16/25
Kingston Residence of Vermilion	Vermilion, OH	—	974	5,794	226	974	6,020	6,994	—	1998	12/16/25
Leased properties(c)		—	1,130	84,944	189,097	2,064	273,107	275,171	(151,260)
ISHC Total		$665,017	$155,068	$1,612,187	$515,112	$174,019	$2,108,348	$2,282,367	$(476,507)

Senior Housing Operating Properties (SHOP)
Delta Valley ALF Portfolio	Springdale, AR	$—	$891	$6,538	$(415)	$891	$6,123	$7,014	$(1,883)	1998/2005	01/08/15
	Batesville, MS	—	331	5,103	(165)	331	4,938	5,269	(1,584)	1999/2005	09/11/14
	Cleveland, MS	—	348	6,369	(842)	348	5,527	5,875	(1,760)	2004	09/11/14
North Carolina ALF Portfolio	Clemmons, NC	—	596	13,237	(54)	596	13,183	13,779	(4,199)	2014	06/29/15
	Garner, NC	—	1,723	11,517	489	1,723	12,006	13,729	(2,902)	2014	03/27/19
	Huntersville, NC	—	2,033	11,494	440	2,033	11,934	13,967	(3,420)	2015	01/18/17
	Matthews, NC	—	949	12,537	304	949	12,841	13,790	(3,182)	2017	08/30/18
	Mooresville, NC	—	835	15,894	54	835	15,948	16,783	(4,966)	2012	01/28/15
	Raleigh, NC	—	1,069	21,235	(174)	1,069	21,061	22,130	(6,286)	2013	01/28/15
	Wake Forest, NC	—	772	13,596	(101)	772	13,495	14,267	(4,030)	2014	06/29/15
Mountain Crest Senior Housing Portfolio	Elkhart, IN	—	793	6,009	1,046	793	7,055	7,848	(2,406)	1997	05/14/15
	Elkhart, IN	—	782	6,760	1,153	782	7,913	8,695	(2,830)	2000	05/14/15
	Hobart, IN	—	604	11,529	(56)	—	12,077	12,077	(3,924)	2008	05/14/15
	LaPorte, IN	—	392	14,894	(5,478)	—	9,808	9,808	(5,006)	2008	05/14/15

AMERICAN HEALTHCARE REIT, INC.

SCHEDULE III — REAL ESTATE AND

ACCUMULATED DEPRECIATION — (Continued)

December 31, 2025

(in thousands)

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(e)
Description(a)		Encumbrances	Land and Improvements	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition (b)	Land and Improvements	Buildings and Improvements	Total(d)	Accumulated Depreciation (f)(g)	Date of Construction	Date Acquired
	Mishawaka, IN	$—	$3,670	$14,416	$4,050	$3,670	$18,466	$22,136	$(5,551)	1978	07/14/15
	Niles, MI	—	404	5,050	1,094	404	6,144	6,548	(2,215)	2000	06/11/15 and 11/20/15
Nebraska Senior Housing Portfolio	Bennington, NE	—	981	20,427	2,453	981	22,880	23,861	(6,835)	2009	05/29/15
	Omaha, NE	—	1,274	38,619	2,885	1,274	41,504	42,778	(11,962)	2000	05/29/15
Pennsylvania Senior Housing Portfolio	Bethlehem, PA	—	1,542	22,249	2,074	1,542	24,323	25,865	(7,751)	2005	06/30/15
	Boyertown, PA	22,932	480	25,544	1,653	480	27,197	27,677	(7,998)	2000	06/30/15
	York, PA	12,432	972	29,860	2,196	972	32,056	33,028	(9,175)	1986	06/30/15
Richmond VA ALF	North Chesterfield, VA	—	2,146	56,671	2,079	2,146	58,750	60,896	(16,321)	2009	09/11/15
Pennsylvania Senior Housing Portfolio II	Palmyra, PA	19,114	835	24,424	1,627	835	26,051	26,886	(7,944)	2007	02/01/16
Lafayette Assisted Living Portfolio	Lafayette, LA	—	1,206	9,076	882	1,206	9,958	11,164	(1,188)	1996	10/01/21
	Lafayette, LA	—	1,039	4,684	310	1,039	4,994	6,033	(641)	2014	10/01/21
Northern California Senior Housing Portfolio	Belmont, CA	—	10,491	9,650	(3,394)	10,491	6,256	16,747	(1,376)	1958/2000	10/01/21
Central Wisconsin Senior Care Portfolio	Sun Prairie, WI	—	543	2,587	994	543	3,581	4,124	(549)	1960/2006	10/01/21
	Waunakee, WI	—	2,171	10,198	1,452	2,171	11,650	13,821	(1,685)	1974/2005	10/01/21
Pinnacle Beaumont ALF	Beaumont, TX	—	1,775	17,541	(13,744)	—	5,572	5,572	(1,677)	2012	10/01/21
Pinnacle Warrenton ALF	Warrenton, MO	—	514	7,059	(2,157)	—	5,416	5,416	(921)	1986	10/01/21
Michigan ALF Portfolio	Grand Rapids, MI	—	1,196	8,955	396	1,196	9,351	10,547	(1,215)	1953/2016	10/01/21
	Grand Rapids, MI	9,180	1,291	11,308	509	1,291	11,817	13,108	(1,498)	1989	10/01/21
	Holland, MI	—	716	6,534	77	716	6,611	7,327	(990)	2007/2017	10/01/21
	Howell, MI	—	836	4,202	(4,202)	836	—	836	—	2003	10/01/21
	Wyoming, MI	—	1,343	13,347	749	1,343	14,096	15,439	(1,743)	1964/2016	10/01/21
Catalina West Haven ALF	West Haven, UT	—	1,936	10,415	563	1,936	10,978	12,914	(1,391)	2012	10/01/21
Louisiana Senior Housing Portfolio	Gonzales, LA	—	1,123	5,668	377	1,123	6,045	7,168	(813)	1996	10/01/21
	Monroe, LA	—	834	4,037	602	834	4,639	5,473	(610)	1994	10/01/21
	New Iberia, LA	—	952	5,257	206	952	5,463	6,415	(698)	1996	10/01/21
	Shreveport, LA	—	1,177	6,810	347	1,177	7,157	8,334	(873)	1996	10/01/21
	Slidell, LA	—	801	4,348	489	801	4,837	5,638	(654)	1996	10/01/21

AMERICAN HEALTHCARE REIT, INC.

SCHEDULE III — REAL ESTATE AND

ACCUMULATED DEPRECIATION — (Continued)

December 31, 2025

(in thousands)

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(e)
Description(a)		Encumbrances	Land and Improvements	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition (b)	Land and Improvements	Buildings and Improvements	Total(d)	Accumulated Depreciation (f)(g)	Date of Construction	Date Acquired
Catalina Madera ALF	Madera, CA	$—	$1,312	$15,299	$1,065	$1,312	$16,364	$17,676	$(2,018)	2005	10/01/21
AHR Texas ALF Portfolio	Cedar Park, TX	—	1,347	5,250	323	1,347	5,573	6,920	(622)	1998	12/05/22
	Corpus Christi, TX	—	1,229	12,663	596	1,229	13,259	14,488	(1,395)	1997	12/05/22
	League City, TX	—	1,435	15,475	949	1,435	16,424	17,859	(1,537)	1999	12/05/22
	Round Rock, TX	—	2,124	14,895	647	2,124	15,542	17,666	(1,462)	1997	12/05/22
	Sugarland, TX	—	2,674	12,751	597	2,674	13,348	16,022	(1,363)	1999	12/05/22
	Temple, TX	—	1,819	11,090	674	1,819	11,764	13,583	(1,248)	1998	12/05/22
	Tyler, TX	—	1,131	10,510	486	1,131	10,996	12,127	(1,173)	1998	12/05/22
Timberwood OR	Albany, OR	9,538	478	4,185	229	478	4,414	4,892	(259)	2002	02/01/24
Settler's Park OR	Baker City, OR	4,308	957	3,717	871	957	4,588	5,545	(311)	1999	02/01/24
Lone Oak OR	Eugene, OR	11,593	1,614	6,857	460	1,614	7,317	8,931	(531)	2000	02/01/24
The Suites OR	Grants Pass, OR	6,897	888	5,319	542	888	5,861	6,749	(380)	1996	02/01/24
Hawks Ridge OR	Hood River, OR	8,585	1,804	5,531	512	1,804	6,043	7,847	(426)	2001	02/01/24
Junction City OR	Junction City, OR	4,156	598	2,740	727	598	3,467	4,065	(220)	1981	02/01/24
Wildflower Lodge OR	La Grande, OR	6,670	757	5,042	505	757	5,547	6,304	(438)	2000	02/01/24
Vineyard Heights AL	Mcminnville, OR	6,672	1,844	6,642	226	1,844	6,868	8,712	(478)	2001	02/01/24
Vineyard Heights IL	Mcminnville, OR	3,155	710	2,717	6	710	2,723	3,433	(180)	2001	02/01/24
Morrow Heights OR	Rogue River, OR	4,011	709	2,650	315	709	2,965	3,674	(218)	2000	02/01/24
Callahan Court MC	Roseburg, OR	12,787	508	6,934	52	508	6,986	7,494	(430)	1999	02/01/24
Callahan Village AL	Roseburg, OR	10,272	448	6,385	178	448	6,563	7,011	(397)	1999	02/01/24
Neawanna OR	Seaside, OR	555	2,292	2,810	190	2,292	3,000	5,292	(267)	1990	02/01/24
Silver Creek OR	Woodburn, OR	3,690	603	2,820	186	603	3,006	3,609	(171)	1995	02/01/24
Mallard Landing WA	Battle Ground, WA	8,737	1,177	4,331	(303)	1,177	4,028	5,205	(208)	2002	09/03/24
Orchard Pointe WA	Port Orchard, WA	5,998	732	4,729	(255)	732	4,474	5,206	(193)	1999	09/03/24
Blossom Valley AL WA	Wenatchee, WA	7,499	841	5,442	(364)	841	5,078	5,919	(224)	2005	09/03/24
Blossom Creek MC WA	Wenatchee, WA	6,811	1,137	7,442	(286)	1,137	7,156	8,293	(304)	2002	09/03/24

AMERICAN HEALTHCARE REIT, INC.

SCHEDULE III — REAL ESTATE AND

ACCUMULATED DEPRECIATION — (Continued)

December 31, 2025

(in thousands)

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(e)
Description(a)		Encumbrances	Land and Improvements	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition (b)	Land and Improvements	Buildings and Improvements	Total(d)	Accumulated Depreciation (f)(g)	Date of Construction	Date Acquired
Eagle Springs	College Place, WA	$6,948	$910	$6,236	$(158)	$910	$6,078	$6,988	$(225)	1999	09/03/24
Regal Pointe	Marietta, GA	—	1,956	4,545	367	1,956	4,912	6,868	(199)	1997	10/01/24
Chancellor's Village	Fredericksburg, VA	—	4,052	55,932	553	4,052	56,485	60,537	(1,198)	1991	04/14/25
Seven Hills	Saint Paul, MN	—	1,527	23,387	43	1,527	23,430	24,957	(302)	2019	07/01/25
Honeysuckle	Hayden, ID	—	850	3,983	18	850	4,001	4,851	(57)	1996	08/01/25
Pillars of Grand Rapids	Grand Rapids, MN	—	1,005	28,327	90	1,005	28,417	29,422	(366)	2022	08/15/25
Springville	Draper, UT	—	4,868	22,339	47	4,868	22,386	27,254	(153)	2018	10/01/25
	Springville, UT	—	2,398	17,368	51	2,398	17,419	19,817	(122)	2016	10/01/25
WellQuest of Murrieta	Murrieta, CA	—	6,213	22,184	158	6,213	22,342	28,555	(162)	2016	10/08/25
Talamore Sun Prairie	Sun Prairie, WI	—	2,127	48,501	—	2,127	48,501	50,628	(216)	2021	10/24/25
Hayden Grove	Bloomington, MN	—	3,917	49,637	2	3,917	49,639	53,556	(229)	2021	10/30/25
The Grove	Fresno, CA	—	1,757	12,337	89	1,757	12,426	14,183	(59)	1998	10/31/25
Talamore St. Cloud	Saint Cloud, MN	—	2,857	47,771	—	2,857	47,771	50,628	(213)	2020	11/04/25
Talamore Woodbury	Woodbury, MN	—	8,032	70,429	8	8,032	70,437	78,469	(162)	2023	12/03/25
Orchards of Minnetonka	Minnetonka, MN	—	5,760	45,241	—	5,760	45,241	51,001	(110)	2019	12/08/25
Birches of Lehigh Valley	Easton, PA	—	3,968	30,731	8	3,967	30,740	34,707	(76)	2024	12/15/25
SHOP Total		$192,540	$137,731	$1,208,822	$11,172	$134,445	$1,223,280	$1,357,725	$(162,954)

Outpatient Medical (OM)
Lee’s Summit MO OM	Lee’s Summit, MO	$—	$1,045	$5,068	$1,745	$1,045	$6,813	$7,858	$(2,694)	2006	09/18/14
Carolina Commons OM	Indian Land, SC	—	1,028	9,430	4,965	1,028	14,395	15,423	(6,115)	2009	10/15/14
Mount Olympia OM Portfolio	Mount Dora, FL	—	393	5,633	(1,065)	393	4,568	4,961	(1,681)	2009	12/04/14
East Texas OM Portfolio	Longview, TX	—	—	19,942	13,671	—	33,613	33,613	(8,264)	2008	12/12/14
	Longview, TX	—	759	1,696	140	759	1,836	2,595	(1,038)	1998	12/12/14
	Longview, TX	—	—	8,027	270	—	8,297	8,297	(2,945)	2004	12/12/14
	Longview, TX	—	—	696	146	—	842	842	(394)	1956	12/12/14
	Longview, TX	—	—	27,601	6,751	—	34,352	34,352	(12,483)	1985/1993/ 2004	12/12/14

AMERICAN HEALTHCARE REIT, INC.

SCHEDULE III — REAL ESTATE AND

ACCUMULATED DEPRECIATION — (Continued)

December 31, 2025

(in thousands)

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(e)
Description(a)		Encumbrances	Land and Improvements	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition (b)	Land and Improvements	Buildings and Improvements	Total(d)	Accumulated Depreciation (f)(g)	Date of Construction	Date Acquired
	Marshall, TX	$—	$368	$1,711	$110	$368	$1,821	$2,189	$(963)	1970	12/12/14
Premier OM	Novi, MI	—	644	10,420	2,174	644	12,594	13,238	(4,444)	2006	12/19/14
Independence OM Portfolio	Southgate, KY	—	411	11,005	2,388	411	13,393	13,804	(4,833)	1988	01/13/15
	Somerville, MA	29,649	1,509	46,775	6,538	1,509	53,313	54,822	(15,996)	1985	01/13/15
	Verona, NJ	—	1,683	9,405	2,932	1,683	12,337	14,020	(4,004)	1970	01/13/15
	Bronx, NY	—	—	19,593	3,621	—	23,214	23,214	(7,735)	1987/1988	01/26/15
Orange Star Medical Portfolio	Durango, CO	—	623	14,166	531	623	14,697	15,320	(4,483)	2004	02/26/15
	Durango, CO	—	788	10,467	1,611	788	12,078	12,866	(3,927)	2004	02/26/15
	Friendswood, TX	—	500	7,664	1,444	500	9,108	9,608	(3,000)	2008	02/26/15
	Keller, TX	—	1,604	7,912	1,428	1,604	9,340	10,944	(3,176)	2011	02/26/15
Kingwood OM Portfolio	Kingwood, TX	—	820	8,589	766	820	9,355	10,175	(3,023)	2005	03/11/15
	Kingwood, TX	—	781	3,943	64	781	4,007	4,788	(1,361)	2008	03/11/15
Mt. Juliet TN OM	Mount Juliet, TN	—	1,188	10,720	1,245	1,188	11,965	13,153	(3,579)	2012	03/17/15
Paoli PA Medical Plaza	Paoli, PA	—	2,313	12,447	9,134	2,313	21,581	23,894	(8,338)	1951	04/10/15
	Paoli, PA	—	1,668	7,357	3,484	1,668	10,841	12,509	(3,733)	1975	04/10/15
Glen Burnie MD OM	Glen Burnie, MD	—	2,692	14,095	7,066	2,692	21,161	23,853	(7,095)	1981	05/06/15
Marietta GA OM	Marietta, GA	—	1,347	10,947	1,079	1,347	12,026	13,373	(3,709)	2002	05/07/15
Napa Medical Center	Napa, CA	—	1,176	13,328	4,396	1,176	17,724	18,900	(5,713)	1980	07/02/15
Stockbridge GA OM II	Stockbridge, GA	—	499	8,353	2,055	485	10,422	10,907	(3,258)	2006	12/03/15
Lakeview IN Medical Plaza	Indianapolis, IN	—	2,375	15,911	11,702	2,375	27,613	29,988	(9,695)	1987	01/21/16
Snellville GA OM	Snellville, GA	—	332	7,781	2,772	318	10,567	10,885	(3,565)	2005	02/05/16
Stockbridge GA OM III	Stockbridge, GA	—	606	7,924	2,053	606	9,977	10,583	(3,380)	2007	03/29/16
Austell GA OM	Austell, GA	—	663	10,547	344	663	10,891	11,554	(3,154)	2008	05/25/16
Voorhees NJ OM	Voorhees, NJ	—	1,727	8,451	2,897	1,727	11,348	13,075	(3,684)	2008	07/08/16
Norwich CT OM Portfolio	Norwich, CT	—	403	1,601	1,270	403	2,871	3,274	(1,476)	2014	12/16/16
	Norwich, CT	—	804	12,094	2,292	804	14,386	15,190	(3,909)	1999	12/16/16
Middletown OH OM II	Middletown, OH	—	—	3,949	(1,584)	—	2,365	2,365	(1,019)	2007	12/20/17
Charlottesville OM	Charlottesville, VA	—	4,902	19,741	656	4,902	20,397	25,299	(3,024)	2001	10/01/21
Rochester Hills OM	Rochester Hills, MI	—	2,218	8,380	2,020	2,218	10,400	12,618	(1,464)	1990	10/01/21
Cullman OM III	Cullman, AL	—	—	19,224	(557)	—	18,667	18,667	(2,051)	2010	10/01/21

AMERICAN HEALTHCARE REIT, INC.

SCHEDULE III — REAL ESTATE AND

ACCUMULATED DEPRECIATION — (Continued)

December 31, 2025

(in thousands)

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(e)
Description(a)		Encumbrances	Land and Improvements	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition (b)	Land and Improvements	Buildings and Improvements	Total(d)	Accumulated Depreciation (f)(g)	Date of Construction	Date Acquired
Iron OM Portfolio	Cullman, AL	$—	$—	$14,799	$1,929	$—	$16,728	$16,728	$(3,068)	1994	10/01/21
	Cullman, AL	—	—	12,287	373	—	12,660	12,660	(2,062)	1998	10/01/21
	Sylacauga, AL	—	—	11,273	2,161	—	13,434	13,434	(1,708)	1997	10/01/21
Mint Hill OM	Mint Hill, NC	—	—	24,110	(46)	—	24,064	24,064	(3,035)	2007	10/01/21
Reno OM	Reno, NV	—	—	82,515	4,655	—	87,170	87,170	(10,420)	2005	10/01/21
Athens OM Portfolio	Athens, GA	—	860	7,989	1,481	860	9,470	10,330	(1,419)	2006	10/01/21
	Athens, GA	—	1,106	11,531	(423)	1,106	11,108	12,214	(1,400)	2006	10/01/21
Lawrenceville OM	Lawrenceville, GA	—	1,663	12,019	250	1,663	12,269	13,932	(1,690)	2005	10/01/21
Roseburg OM	Roseburg, OR	—	—	28,140	606	—	28,746	28,746	(4,103)	2003	10/01/21
Fairfield County OM	Trumbull, CT	—	2,797	10,400	1,375	2,797	11,775	14,572	(1,969)	1987	10/01/21
Sauk Prairie OM	Prairie du Sac, WI	—	2,044	19,669	1,896	2,044	21,565	23,609	(3,531)	2014	10/01/21
Surprise OM	Surprise, AZ	—	1,827	10,968	514	1,827	11,482	13,309	(1,694)	2012	10/01/21
Southfield OM	Southfield, MI	—	1,634	16,550	1,550	1,634	18,100	19,734	(2,807)	1975/2014	10/01/21
Grand Junction OM	Grand Junction, CO	—	2,460	34,188	84	2,460	34,272	36,732	(4,641)	2013	10/01/21
Edmonds OM	Edmonds, WA	—	4,523	22,414	740	4,523	23,154	27,677	(3,418)	1991/2008	10/01/21
Glendale OM	Glendale, WI	—	665	6,782	385	665	7,167	7,832	(1,252)	2004	10/01/21
Flemington OM Portfolio	Flemington, NJ	—	1,419	11,110	1,150	1,419	12,260	13,679	(1,869)	2002	10/01/21
	Flemington, NJ	—	578	3,340	319	578	3,659	4,237	(714)	1993	10/01/21
Lawrenceville OM II	Lawrenceville, GA	—	1,058	9,709	2,447	1,058	12,156	13,214	(2,084)	1990	10/01/21
Mill Creek OM	Mill Creek, WA	—	1,344	7,516	698	1,344	8,214	9,558	(1,148)	1991	10/01/21
Modesto OM	Modesto, CA	—	—	16,065	1,434	—	17,499	17,499	(2,527)	1991/2016	10/01/21
Lithonia OM	Lithonia, GA	—	1,676	10,871	1,287	1,676	12,158	13,834	(2,113)	2015	10/01/21
Great Nord OM Portfolio	Tinley Park, IL	—	—	15,423	2,003	—	17,426	17,426	(2,539)	2002	10/01/21
	Chesterton, IN	—	743	9,070	699	743	9,769	10,512	(1,528)	2007	10/01/21
	Plymouth, MN	—	1,491	12,994	1,057	1,491	14,051	15,542	(1,958)	2014	10/01/21
Overland Park OM	Overland Park, KS	—	2,803	23,639	816	2,803	24,455	27,258	(3,599)	2017	10/01/21
Bloomington OM	Bloomington, IL	—	2,114	17,363	—	2,114	17,363	19,477	(2,081)	1990	10/01/21
Haverhill OM	Haverhill, MA	—	1,393	15,477	1,322	1,393	16,799	18,192	(2,537)	1987	10/01/21
Fresno OM	Fresno, CA	—	1,536	8,964	671	1,536	9,635	11,171	(1,605)	2007	10/01/21
Colorado Foothills OM Portfolio	Arvada, CO	—	695	6,369	1,187	695	7,556	8,251	(1,225)	1979	10/01/21

AMERICAN HEALTHCARE REIT, INC.

SCHEDULE III — REAL ESTATE AND

ACCUMULATED DEPRECIATION — (Continued)

December 31, 2025

(in thousands)

			Initial Cost to Company			Gross Amount of Which Carried at Close of Period(e)
Description(a)		Encumbrances	Land and Improvements	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition (b)	Land and Improvements	Buildings and Improvements	Total(d)	Accumulated Depreciation (f)(g)	Date of Construction	Date Acquired
	Centennial, CO	$—	$873	$11,233	$871	$873	$12,104	$12,977	$(1,785)	1979	10/01/21
	Colorado Springs, CO	—	2,225	12,520	3,051	2,225	15,571	17,796	(2,092)	1999	10/01/21
OM Total		$29,649	$77,396	$939,890	$139,096	$77,368	$1,079,014	$1,156,382	$(244,026)

Triple-Net Leased Properties
Southlake TX Hospital	Southlake, TX	$85,930	$5,089	$108,517	$—	$5,089	$108,517	$113,606	$(32,244)	2013	12/04/14
Crown Senior Care Portfolio	Peel, Isle of Man	—	1,231	7,347	87	1,231	7,434	8,665	(2,284)	2015	09/15/15
	St. Albans, UK	—	1,241	13,047	720	1,241	13,767	15,008	(4,283)	2015	10/08/15
	Salisbury, UK	—	1319	12,668	59	1,319	12,727	14,046	(3,912)	2015	12/08/16
	Felixstowe, UK	—	744	6,130	543	744	6,673	7,417	(1,829)	2010/2011	11/15/16
	Felixstowe, UK	—	561	2,687	362	561	3,049	3,610	(943)	2010/2011	11/15/15
	Aberdeen, UK	—	2,140	6,381	1,051	2,140	7,432	9,572	(1,819)	1986	10/08/15
Washington DC SNF	Washington, DC	—	1,194	34,200	—	1,194	34,200	35,394	(11,117)	1983	10/29/15
Fox Grape SNF Portfolio	Braintree, MA	—	1,844	10,847	31	1,844	10,878	12,722	(2,910)	2015	07/01/16
	Duxbury, MA	—	2,921	11,244	1,933	2,921	13,177	16,098	(4,021)	1983	07/01/16
	Hingham, MA	—	2,316	17,390	(166)	2,316	17,224	19,540	(4,649)	1990	07/01/16
	Quincy, MA	12,429	3,537	13,697	600	3,537	14,297	17,834	(3,752)	1995	11/01/16
SW Illinois Senior Housing Portfolio	Columbia, IL	—	1,117	9,700	66	1,117	9,766	10,883	(1,208)	2007	10/01/21
	Columbia, IL	—	147	2,106	—	147	2,106	2,253	(254)	1999	10/01/21
	Millstadt, IL	—	259	3,980	—	259	3,980	4,239	(484)	2004	10/01/21
	Red Bud, IL	—	690	5,175	—	690	5,175	5,865	(627)	2006	10/01/21
	Waterloo, IL	—	934	8,932	—	934	8,932	9,866	(1,087)	2012	10/01/21
West Des Moines SNF	West Des Moines, IA	—	509	3,813	—	509	3,813	4,322	(491)	2004	10/01/21
Triple-Net Leased Properties Total		$98,359	$27,793	$277,861	$5,286	$27,793	$283,147	$310,940	$(77,914)

AMERICAN HEALTHCARE REIT, INC.

SCHEDULE III — REAL ESTATE AND

ACCUMULATED DEPRECIATION — (Continued)

December 31, 2025

(in thousands)

		Initial Cost to Company			Gross Amount of Which Carried at Close of Period(e)
Description(a)	Encumbrances	Land and Improvements	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition (b)	Land and Improvements	Buildings and Improvements	Total(d)	Accumulated Depreciation (f)(g)
Summary
ISHC	$665,017	$155,068	$1,612,187	$515,112	$174,019	$2,108,348	$2,282,367	$(476,507)
SHOP	192,540	137,731	1,208,822	11,172	134,445	1,223,280	1,357,725	(162,954)
OM	29,649	77,396	939,890	139,096	77,368	1,079,014	1,156,382	(244,026)
Triple-Net Leased Properties	98,359	27,793	277,861	5,286	27,793	283,147	310,940	(77,914)
Construction in progress	—	4,190	2,641	31,893	6,421	32,303	38,724	(1,318)
Total	$985,565	$402,178	$4,041,401	$702,559	$420,046	$4,726,092	$5,146,138	$(962,719)

(a)
We own 100% of our properties as of December 31, 2025, with the exception of our investments in Southlake TX Hospital and Louisiana Senior Housing Portfolio.
(b)
The cost capitalized subsequent to acquisition is shown net of dispositions and impairments.
(c)
Represents furniture, fixtures, equipment, land and improvements associated with properties under operating leases.
(d)
The changes in total real estate for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

Amount
Balance — December 31, 2022	$4,236,447
Acquisitions	55,658
Additions	97,667
Dispositions and impairments	(214,906)
Foreign currency translation adjustment	2,729
Balance — December 31, 2023	$4,177,595
Acquisitions	$172,811
Additions	90,312
Dispositions and impairments	(204,269)
Foreign currency translation adjustment	(835)
Balance — December 31, 2024	$4,235,614
Acquisitions	$925,216
Additions	143,247
Dispositions and impairments	(161,890)
Foreign currency translation adjustment	3,951
Balance — December 31, 2025	$5,146,138

(e)
As of December 31, 2025, the unaudited aggregate cost of our properties was $5,008,595 for U.S. federal income tax purposes.

AMERICAN HEALTHCARE REIT, INC.

SCHEDULE III — REAL ESTATE AND

ACCUMULATED DEPRECIATION — (Continued)

December 31, 2025

(in thousands)

(f)
The changes in accumulated depreciation for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

Amount
Balance — December 31, 2022	$654,838
Additions	147,587
Dispositions and impairments	(50,790)
Foreign currency translation adjustment	522
Balance — December 31, 2023	$752,157
Additions	$151,351
Dispositions and impairments	(34,341)
Foreign currency translation adjustment	(201)
Balance — December 31, 2024	$868,966
Additions	$156,449
Dispositions and impairments	(63,648)
Foreign currency translation adjustment	952
Balance — December 31, 2025	$962,719

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

AMERICAN HEALTHCARE REIT, INC.

EXHIBITS LIST

December 31, 2025

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the period ended December 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.2†	Form of Indemnification Agreement (included as Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55775) filed October 1, 2021 and incorporated herein by reference)

10.3

Second Amended and Restated Agreement of Limited Partnership of American Healthcare REIT Holdings, LP, dated October 1, 2021 (included as Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-55775) filed October 5, 2021 and incorporated by reference)

10.4†

American Healthcare Opps Holdings, LLC Executive Severance and Change in Control Plan, effective as of November 18, 2021 (included as Exhibit 10.12 to our Annual Report on Form 10-K (File No. 000-55775) filed March 25, 2022 and incorporated herein by reference)

AMERICAN HEALTHCARE REIT, INC.

EXHIBITS LIST — (Continued)

December 31, 2025

10.5

Eighth Amended and Restated Limited Liability Company Agreement of Trilogy REIT Holdings, LLC dated as of December 31, 2021, entered into by and among Trilogy Real Estate Investment Trust, Trilogy Management Services, LLC and Members, effective as of December 31, 2021 (included as Exhibit 10.13 to our Annual Report on Form 10-K (File No. 000-55775) filed March 25, 2022 and incorporated herein by reference)

10.6

Second Amended and Restated Credit Agreement, dated February 14, 2024, by and among American Healthcare REIT Holdings, LP, American Healthcare REIT, Inc., and certain subsidiaries and Bank of America, N.A., KeyBank, National Association, Citizens Bank, National Association, Bank of the West, Barclays Banks PLC, Credit Agricole Corporate and Investment Bank, Fifth Third Bank, National Association, Morgan Stanley Bank, N.A., Truist Bank, Regions Bank, Royal Bank of Canada, KeyBanc Capital Markets and BofA Securities, Inc. (included as Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-41951) filed February 21, 2024 and incorporated herein by reference)

10.7†

American Healthcare REIT, Inc. 2024 Employee Stock Purchase Plan, effective as of November 7, 2024 (included as Appendix B to the Registrant’s Definitive Proxy Statement on Form DEF 14A (File No. 001-41951), filed August 28, 2024 and incorporated herein by reference)

10.8

First Amendment to Second Amended and Restated Credit Agreement, dated December 9, 2024, by and among American Healthcare REIT Holdings, LP, American Healthcare REIT, Inc., and certain subsidiaries and Bank of America, N.A., KeyBank, National Association, Citizens Bank, National Association, Bank of the West, Barclays Banks PLC, Credit Agricole Corporate and Investment Bank, Fifth Third Bank, National Association, Morgan Stanley Bank, N.A., Truist Bank, Regions Bank, Royal Bank of Canada, KeyBanc Capital Markets and BofA Securities, Inc. (included as Exhibit 10.20 to our Annual Report on Form 10-K (File No. 001-41951) filed February 28, 2025 and incorporated herein by reference)

19.1

American Healthcare REIT, Inc. Amended and Restated Insider Trading Compliance Policy (included as Exhibit 19.1 to our Annual Report on Form 10-K (File No. 001-41951) filed February 28, 2025 and incorporated therein by reference)

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

American Healthcare REIT, Inc. (Registrant)

By	/s/ JEFFREY T. HANSON	Interim Chief Executive Officer and President
Jeffrey T. Hanson

Date: February 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ JEFFREY T. HANSON	Chairman of the Board of Directors and Interim Chief Executive Officer and President
	Jeffrey T. Hanson	(Principal Executive Officer)

Date: February 27, 2026

By	/s/ BRIAN S. PEAY	Chief Financial Officer
	Brian S. Peay	(Principal Financial Officer and Principal Accounting Officer)

Date: February 27, 2026

By	/s/ DANNY PROSKY	Director
Danny Prosky

Date: February 27, 2026
By	/s/ MATHIEU B. STREIFF	Director
Mathieu B. Streiff

Date: February 27, 2026

By	/s/ SCOTT A. ESTES	Independent Director
Scott Estes

Date: February 27, 2026

By	/s/ BRIAN J. FLORNES	Independent Director
Brian J. Flornes

Date: February 27, 2026

By	/s/ DIANNE HURLEY	Independent Director
Dianne Hurley

Date: February 27, 2026

By	/s/ MARVIN R. O’QUINN	Independent Director
Marvin R. O’Quinn

Date: February 27, 2026

By	/s/ VALERIE RICHARDSON	Independent Director
Valerie Richardson

Date: February 27, 2026

By	/s/ WILBUR H. SMITH III	Independent Director
Wilbur H. Smith III

Date: February 27, 2026