Form 10-Q
period 2026-03-31
American Healthcare REIT, Inc.
filed 2026-05-08
CIK 1632970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

or

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

As of May 4, 2026, American Healthcare REIT, Inc. had 192,722,308 shares of Common Stock outstanding.

AMERICAN HEALTHCARE REIT, INC.

(A Maryland Corporation)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN HEALTHCARE REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2026 and December 31, 2025

(In thousands, except share and per share amounts) (Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Real estate investments, net	$4,319,911	$4,183,419
Debt security investment, net	92,304	92,136
Cash and cash equivalents	119,380	114,836
Restricted cash	37,504	36,917
Accounts and other receivables, net	241,594	204,313
Identified intangible assets, net	250,424	253,236
Goodwill	234,942	234,942
Operating lease right-of-use assets, net	130,405	135,399
Other assets, net	172,194	171,028
Total assets	$5,598,658	$5,426,226

LIABILITIES AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$962,375	$966,925
Lines of credit and term loan, net(1)	549,818	549,761
Accounts payable and accrued liabilities(1)	340,265	317,742
Identified intangible liabilities, net	1,978	2,110
Financing obligations(1)	33,675	33,902
Operating lease liabilities(1)	130,806	135,603
Security deposits, prepaid rent and other liabilities(1)	58,386	59,568
Total liabilities	2,077,303	2,065,611

Commitments and contingencies (Note 10)

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 700,000,000 shares authorized; 189,942,357 and 185,911,442 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1,894	1,852
Additional paid-in capital	5,065,446	4,880,169
Accumulated deficit	(1,583,441)	(1,559,279)
Accumulated other comprehensive loss	(2,224)	(2,104)
Total stockholders’ equity	3,481,675	3,320,638
Noncontrolling interests	39,680	39,977
Total equity	3,521,355	3,360,615
Total liabilities and equity	$5,598,658	$5,426,226

(1)
Such liabilities of American Healthcare REIT, Inc. represented liabilities of American Healthcare REIT Holdings, LP or its consolidated subsidiaries as of March 31, 2026 and December 31, 2025. American Healthcare REIT Holdings, LP is a variable interest entity, or VIE, and a consolidated subsidiary of American Healthcare REIT, Inc. The creditors of American Healthcare REIT Holdings, LP or its consolidated subsidiaries do not have recourse against American Healthcare REIT, Inc., except for the 2024 Credit Facility, as defined in Note 8, Lines of Credit and Term Loan, held by American Healthcare REIT Holdings, LP in the amount of $550,000 as of both March 31, 2026 and December 31, 2025, which was guaranteed by American Healthcare REIT, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended March 31, 2026 and 2025

(In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Resident fees and services	$609,767	$497,176
Real estate revenue	41,007	43,427
Total revenues	650,774	540,603
Expenses:
Property operating expenses	512,171	432,423
Rental expenses	13,100	13,643
General and administrative	17,605	13,155
Transaction, transition and restructuring costs	1,971	1,837
Depreciation and amortization	67,062	41,114
Total expenses	611,909	502,172
Other income (expense):
Interest expense:
Interest expense, net	(18,796)	(22,945)
Gain (loss) in fair value of derivative financial instruments	1,527	(750)
Loss on dispositions of real estate investments, net	—	(359)
Impairment of real estate investments	(418)	(21,706)
Income (loss) from unconsolidated entities	792	(1,848)
Foreign currency (loss) gain	(819)	1,416
Other income, net	2,335	1,525
Total net other expense	(15,379)	(44,667)
Income (loss) before income taxes	23,486	(6,236)
Income tax benefit (expense)	525	(604)
Net income (loss)	24,011	(6,840)
Net (income) loss attributable to noncontrolling interests	(298)	36
Net income (loss) attributable to controlling interest	$23,713	$(6,804)
Net income (loss) per common share attributable to controlling interest:
Basic	$0.13	$(0.04)
Diluted	$0.13	$(0.04)
Weighted average number of common shares outstanding:
Basic	187,319,513	156,922,819
Diluted	187,970,438	156,922,819

Net income (loss)	$24,011	$(6,840)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(120)	176
Total other comprehensive (loss) income	(120)	176
Comprehensive income (loss)	23,891	(6,664)
Comprehensive (income) loss attributable to noncontrolling interests	(298)	36
Comprehensive income (loss) attributable to controlling interest	$23,593	$(6,628)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2026 and 2025

(In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended March 31, 2026
	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2025	185,911,442	$1,852	$4,880,169	$(1,559,279)	$(2,104)	$3,320,638	$39,977	$3,360,615
Issuance of common stock in offerings	3,974,731	39	191,513	—	—	191,552	—	191,552
Offering costs — common stock	—	—	(1,518)	—	—	(1,518)	—	(1,518)
Issuance of common stock related to equity compensation plans	4,396	—	135	—	—	135	—	135
Vested restricted common stock and stock units(1)	51,788	3	(9,711)	—	—	(9,708)	—	(9,708)
Amortization related to equity compensation plans	—	—	4,858	—	—	4,858	—	4,858
Distributions to noncontrolling interests	—	—	—	—	—	—	(595)	(595)
Distributions declared ($0.25 per share)	—	—	—	(47,875)	—	(47,875)	—	(47,875)
Net income	—	—	—	23,713	—	23,713	298	24,011
Other comprehensive loss	—	—	—	—	(120)	(120)	—	(120)
BALANCE — March 31, 2026	189,942,357	$1,894	$5,065,446	$(1,583,441)	$(2,224)	$3,481,675	$39,680	$3,521,355

	Three Months Ended March 31, 2025
	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2024	157,446,697	$1,564	$3,720,268	$(1,458,089)	$(2,512)	$2,261,231	$42,711	$2,303,942
Issuance of common stock in an offering	1,577,113	16	47,650	—	—	47,666	—	47,666
Offering costs — common stock	—	—	(542)	—	—	(542)	—	(542)
Vested restricted common stock and stock units(1)	41,195	3	(1,892)	—	—	(1,889)	—	(1,889)
Amortization related to equity compensation plans	—	—	2,551	—	—	2,551	—	2,551
Distributions to noncontrolling interests	—	—	—	—	—	—	(608)	(608)
Adjustment to value of redeemable noncontrolling interests	—	—	(5)	—	—	(5)	—	(5)
Distributions declared ($0.25 per share)	—	—	—	(39,968)	—	(39,968)	—	(39,968)
Net loss	—	—	—	(6,804)	—	(6,804)	(31)	(6,835)	(2)
Other comprehensive income	—	—	—	—	176	176	—	176
BALANCE — March 31, 2025	159,065,005	$1,583	$3,768,030	$(1,504,861)	$(2,336)	$2,262,416	$42,072	$2,304,488

(1)
The amounts are shown net of common stock withheld to satisfy employee minimum tax withholding requirements in connection with the vesting of restricted common stock and stock units. See Note 11, Equity — Equity Compensation Plans, for further discussion.
(2)
For the three months ended March 31, 2025, amount excludes $5 of net loss attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2026 and 2025

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$24,011	$(6,840)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	67,062	41,114
Other amortization	8,927	9,816
Deferred rent	(780)	(735)
Stock based compensation	4,858	2,551
Loss on dispositions of real estate investments, net	—	359
Impairment of real estate investments	418	21,706
(Income) loss from unconsolidated entities	(792)	1,848
Distributions of earnings from unconsolidated entities	3	—
Deferred income tax benefit	(724)	—
Foreign currency gain (loss)	810	(1,472)
Loss on extinguishments of debt	—	482
Change in fair value of derivative financial instruments	(1,527)	750
Changes in operating assets and liabilities:
Accounts and other receivables	(31,450)	(10,037)
Other assets	(7,176)	(5,477)
Accounts payable and accrued liabilities	24,579	12,998
Operating lease liabilities	(7,024)	(7,887)
Security deposits, prepaid rent and other liabilities	(128)	1,440
Net cash provided by operating activities	81,067	60,616
CASH FLOWS FROM INVESTING ACTIVITIES
Developments and capital expenditures	(38,317)	(21,181)
Acquisitions of real estate investments	(165,937)	(16,442)
Proceeds from dispositions of real estate investments	—	9,575
Investments in unconsolidated entities	(16)	(2)
Issuances of real estate notes receivable	—	(4,405)
Principal repayments on real estate notes receivable	—	2,975
Real estate and other deposits	(164)	(3,296)
Proceeds from insurance recoveries	1,343	—
Net cash used in investing activities	(203,091)	(32,776)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgage loans payable	—	30,000
Payments on mortgage loans payable	(5,520)	(11,484)
Borrowings under the lines of credit and term loan	—	34,000
Payments on the lines of credit and term loan	—	(80,032)
Payments on financing and other obligations	(351)	(690)
Deferred financing costs	(6)	(259)
Debt extinguishment costs	—	(26)
Proceeds from issuance of common stock in offerings	191,552	47,666
Proceeds from issuance of common stock pursuant to employee stock purchase plan	135	—
Payment of offering costs	(1,347)	(591)
Distributions paid	(46,822)	(39,548)
Payments to taxing authorities in connection with common stock directly withheld from employees	(9,708)	(1,889)
Distributions to noncontrolling interests	(591)	(604)

AMERICAN HEALTHCARE REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

For the Three Months Ended March 31, 2026 and 2025

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2026	2025
Security deposits, net	$(146)	$(319)
Net cash provided by (used in) financing activities	127,196	(23,776)
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5,172	4,064
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(41)	88
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	151,753	123,301
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$156,884	$127,453

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period:
Cash and cash equivalents	$114,836	$76,702
Restricted cash	36,917	46,599
Cash, cash equivalents and restricted cash	$151,753	$123,301

End of period:
Cash and cash equivalents	$119,380	$86,064
Restricted cash	37,504	41,389
Cash, cash equivalents and restricted cash	$156,884	$127,453

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$18,258	$20,715
Income taxes	$1	$231
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued developments and capital expenditures	$32,961	$22,447
Distributions declared but not paid	$48,885	$40,795
Accrued offering costs	$—	$94
The following represents the net increase (decrease) in certain assets and liabilities in connection with our acquisitions and dispositions of investments:
Accounts and other receivables	$—	$15
Other assets, net	$(1,109)	$(248)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended March 31, 2026 and 2025

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

Operating Partnership

We conduct substantially all of our operations through American Healthcare REIT Holdings, LP, or our operating partnership, and we are the sole general partner of our operating partnership. As of both March 31, 2026 and December 31, 2025, we owned 99.0% of the operating partnership units, or OP units, in our operating partnership, and the remaining 1.0% of the OP units were owned by the following limited partners: (i) AHI Group Holdings, LLC, which is owned and controlled by Jeffrey T. Hanson, our Chairman of the Board of Directors and Interim Chief Executive Officer and President, Danny Prosky, our Chief Executive Officer, President and director, who is currently taking a leave of absence from his executive role for medical reasons, and Mathieu B. Streiff, one of our independent directors; and (ii) a wholly-owned subsidiary of Griffin Capital Company, LLC. Such limited partnership units are accounted for as noncontrolling interests in total equity in our accompanying condensed consolidated balance sheets.

Real Estate Investments Portfolio

We currently operate through four reportable business segments: ISHC, OM, SHOP and triple-net leased properties. As of March 31, 2026, we owned and/or operated 343 buildings and ISHC, which represent in total approximately 22,651,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $5,607,085,000. In addition, as of March 31, 2026, we also owned a real estate-related debt investment purchased for $60,429,000.

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

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, wholly-owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries of which we have control will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership and as of both March 31, 2026 and December 31, 2025, we owned a 99.0% general partnership interest therein, and the remaining 1.0% partnership interest was owned by the limited partners.

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

In preparing our accompanying condensed consolidated financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2025 Annual Report on Form 10-K, as filed with the SEC on February 27, 2026.

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

Revenue Recognition — Resident Fees and Services Revenue

Disaggregation of Resident Fees and Services Revenue

The following tables disaggregate our resident fees and services revenue by line of business, according to whether such revenue is recognized at a point in time or over time, for the periods presented below (in thousands):

	Three Months Ended March 31,
	2026			2025
	ISHC	SHOP(1)	Total	ISHC	SHOP(1)	Total
Over time	$439,898	$103,739	$543,637	$358,396	$66,499	$424,895
Point in time	62,845	3,285	66,130	70,296	1,985	72,281
Total resident fees and services	$502,743	$107,024	$609,767	$428,692	$68,484	$497,176

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following tables disaggregate our resident fees and services revenue by payor class for the periods presented below (in thousands):

	Three Months Ended March 31,
	2026			2025
	ISHC	SHOP(1)	Total	ISHC	SHOP(1)	Total
Private and other payors	$194,053	$97,297	$291,350	$164,562	$59,183	$223,745
Medicare	142,750	—	142,750	130,628	—	130,628
Medicaid	105,331	9,727	115,058	95,156	9,301	104,457
Medicare Advantage	60,609	—	60,609	38,346	—	38,346
Total resident fees and services	$502,743	$107,024	$609,767	$428,692	$68,484	$497,176

___________

(1)
Includes fees for basic housing, as well as fees for assisted living or skilled nursing care. We record revenue when services are rendered at amounts billable to individual residents. Residency agreements are generally for a term of 30 days, with resident fees billed monthly in advance. For residents under reimbursement arrangements with third-party payors, including Medicaid, Medicare, Medicare Advantage and private insurers, revenue is recorded based on contractually agreed-upon amounts or rates on a daily, per resident basis or as services are performed.

Accounts Receivable, Net — Resident Fees and Services Revenue

The beginning and ending balances of accounts receivable, net — resident fees and services are as follows (in thousands):

	Medicare	Private and Other Payors	Medicaid	Medicare Advantage	Total
Beginning balance — January 1, 2026	$28,300	$59,630	$44,888	$47,724	$180,542
Ending balance — March 31, 2026	42,562	62,712	58,796	47,363	211,433
Increase (decrease)	$14,262	$3,082	$13,908	$(361)	$30,891

Deferred Revenue — Resident Fees and Services Revenue

Deferred revenue is included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets. The beginning and ending balances of deferred revenue — resident fees and services, almost all of which relates to private and other payors, are as follows (in thousands):

Total
Beginning balance — January 1, 2026	$34,464
Ending balance — March 31, 2026	35,084
Increase	$620

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

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The following is a summary of our adjustments to allowances for the periods presented below (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning balance	$25,336	$22,582
Additional allowances	10,850	9,573
Write-offs	(4,884)	(2,834)
Recoveries collected or adjustments	(4,880)	(2,054)
Ending balance	$26,422	$27,267

Accounts Payable and Accrued Liabilities

As of March 31, 2026 and December 31, 2025, accounts payable and accrued liabilities primarily include reimbursement of payroll-related costs to the managers of our ISHC and SHOP of $77,315,000 and $55,321,000, respectively, insurance reserves of $50,760,000 and $51,042,000, respectively, accrued distributions of $48,885,000 and $47,832,000, respectively, accrued developments and capital expenditures of $32,961,000 and $37,076,000, respectively, and accrued property taxes of $27,810,000 and $25,041,000, respectively.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, or ASU 2024-03. Further, in January 2025, the FASB issued ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, or ASU 2025-01. ASU 2024-03 requires new financial statement disclosure to be provided in the notes to the financial statements in a tabular presentation related to the disaggregation of certain expense captions presented on the face of the income statement within continuing operations that include expense categories such as: (i) purchases of inventory; (ii) employee compensation; (iii) depreciation; and (iv) intangible asset amortization. ASU 2024-03 and ASU 2025-01 are effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and may be applied retrospectively or prospectively. We are currently evaluating this guidance to determine the impact on our consolidated financial statement disclosures beginning with our 2027 Annual Report on Form 10-K.

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

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

3. Real Estate Investments

Our real estate investments, net consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Building, improvements and construction in process	$4,563,994	$4,420,601
Land and improvements	440,040	420,046
Furniture, fixtures and equipment	319,131	305,491
	5,323,165	5,146,138
Less: accumulated depreciation	(1,003,254)	(962,719)
Total	$4,319,911	$4,183,419

Depreciation expense for the three months ended March 31, 2026 and 2025 was $44,756,000 and $36,577,000, respectively.

The following is a summary of our capital expenditures by reportable segment for the period presented below (in thousands):

Three Months Ended March 31, 2026
ISHC	$26,510
SHOP	4,349
OM	3,063
Triple-net leased properties	248
Total	$34,170

Acquisitions of Real Estate Investments

For the three months ended March 31, 2026, we acquired three land parcels in Kentucky and Ohio for an aggregate contract purchase price of $4,066,000, plus closing costs, for the future development of ISHC. For the three months ended March 31, 2026, we also acquired seven senior housing properties using cash. The following is a summary of such acquisitions (dollars in thousands):

Location	Number of Buildings	Type	Date Acquired	Contract Purchase Price
Blue Springs, Kansas City and Raymore, MO	4	SHOP	02/09/26	$62,500
San Rafael, CA	1	SHOP	02/25/26	55,000
Lenexa and Olathe, KS	2	SHOP	03/18/26	45,250
Total	7			$162,750

We accounted for such acquisitions of land and real estate investments completed during the three months ended March 31, 2026 as asset acquisitions. The following table summarizes the purchase price of such assets acquired at the time of acquisition based on their relative fair values (in thousands):

2026 Acquisitions
Building and improvements	$129,008
Land	17,490
In-place leases	19,031
Furniture, fixtures and equipment	1,807
Certificates of need	185
Total assets acquired	$167,521

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Impairment of Real Estate Investments

As we continue to evaluate our properties based on their historical operating performance and our expected holding period, for the three months ended March 31, 2026, we recognized an impairment charge of $418,000 for one OM building. The fair value of such impaired OM building was determined by the sales price of the executed purchase and sale agreement with a third-party buyer, which was considered a Level 2 measurement within the fair value hierarchy. For the three months ended March 31, 2025, we recognized an impairment charge of $21,706,000 for one OM building. The fair value of such OM building was determined by the sales price of the executed purchase and sale agreement with a third-party buyer, which was considered a Level 2 measurement within the fair value hierarchy.

4. Debt Security Investment

Our investment in a commercial mortgage-backed debt security, or debt security, bears an interest rate on the stated principal amount thereof equal to 4.24% per annum, the terms of which security provide for monthly interest-only payments. The debt security was issued by an unaffiliated mortgage trust and represented an approximate 10% beneficial ownership interest in such mortgage trust. The debt security is subordinate to all other interests in the mortgage trust and is not guaranteed by a government-sponsored entity. The debt security matures on January 1, 2028, at an aggregate stated amount of $93,433,000.

As of March 31, 2026 and December 31, 2025, the carrying amount of the debt security investment was $92,304,000 and $92,136,000, respectively, net of unamortized closing costs of $82,000 and $93,000, respectively. Accretion on the debt security for the three months ended March 31, 2026 and 2025 was $180,000 and $471,000, respectively, which is recorded as an increase to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss). Amortization expense of closing costs for the three months ended March 31, 2026 and 2025 was $12,000 and $37,000, respectively, which is recorded as a decrease to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss). We evaluated credit quality indicators such as the agency ratings and the underlying collateral of such investment in order to determine expected future credit loss. No credit loss was recorded for the three months ended March 31, 2026 and 2025.

5. Identified Intangible Assets and Liabilities

Identified intangible assets, net and identified intangible liabilities, net consisted of the following as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026	December 31, 2025
Amortized intangible assets:
In-place leases, net of accumulated amortization of $65,047 and $44,498 as of March 31, 2026 and December 31, 2025, respectively (with a weighted average remaining life of 2.1 years and 2.3 years as of March 31, 2026 and December 31, 2025, respectively)	$115,506	$118,080
Above-market leases, net of accumulated amortization of $8,311 and $7,859 as of March 31, 2026 and December 31, 2025, respectively (with a weighted average remaining life of 6.1 years and 6.3 years as of March 31, 2026 and December 31, 2025, respectively)	9,503	9,965
Unamortized intangible assets:
Certificates of need	105,148	104,924
Trade names	20,267	20,267
Total identified intangible assets, net	$250,424	$253,236

Amortized intangible liabilities:
Below-market leases, net of accumulated amortization of $2,354 and $2,336 as of March 31, 2026 and December 31, 2025, respectively (with a weighted average remaining life of 4.2 years and 4.4 years as of March 31, 2026 and December 31, 2025, respectively)	$1,978	$2,110
Total identified intangible liabilities, net	$1,978	$2,110

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Amortization expense on identified intangible assets for the three months ended March 31, 2026 and 2025 was $22,030,000 and $4,427,000, respectively, which included $462,000 and $604,000, respectively, of amortization recorded as a decrease to real estate revenue for above-market leases in our accompanying condensed consolidated statements of operations and comprehensive income (loss).

Amortization expense on below-market leases for the three months ended March 31, 2026 and 2025 was $132,000 and $191,000, respectively, which is recorded as an increase to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss).

The aggregate weighted average remaining life of the identified intangible assets was 2.4 years and 2.6 years as of March 31, 2026 and December 31, 2025, respectively. The aggregate weighted average remaining life of the identified intangible liabilities was 4.2 years and 4.4 years as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, estimated amortization expense on the identified intangible assets and liabilities for the remaining nine months ending December 31, 2026 and for each of the next four years ending December 31, and thereafter was as follows (in thousands):

	Amortization Expense
Year	Intangible Assets	Intangible Liabilities
2026	$65,471	$(392)
2027	42,673	(514)
2028	4,479	(478)
2029	3,829	(338)
2030	3,222	(121)
Thereafter	5,335	(135)
Total	$125,009	$(1,978)

6. Other Assets

Other assets, net consisted of the following as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026	December 31, 2025
Deferred rent receivables	$49,820	$49,158
Prepaid expenses and other assets	48,138	49,338
Deferred tax assets, net	23,664	22,939
Inventory — finished goods	20,441	18,838
Lease commissions, net of accumulated amortization of $10,152 and $9,569 as of March 31, 2026 and December 31, 2025, respectively	17,137	17,081
Investments in unconsolidated entities	4,419	3,616
Real estate deposits	4,315	6,053
Deferred financing costs, net of accumulated amortization of $2,116 and $1,854 as of March 31, 2026 and December 31, 2025, respectively	1,995	2,251
Lease inducement, net of accumulated amortization of $3,333 and $3,246 as of March 31, 2026 and December 31, 2025, respectively (with a weighted average remaining life of 4.8 years and 5.0 years as of March 31, 2026 and December 31, 2025, respectively)	1,667	1,754
Derivative financial instruments	598	—
Total	$172,194	$171,028

Deferred financing costs included in other assets were related to the 2025 Trilogy Credit Facility, as defined in Note 8, Lines of Credit and Term Loan, as well as the senior unsecured revolving credit facility portions of the 2024 Credit Facility, as defined in Note 8, Lines of Credit and Term Loan. For the three months ended March 31, 2026, we did not incur any loss on extinguishment of debt related to our credit facilities. In March 2025, in connection with the termination of our previous credit facility, we incurred a loss on extinguishment of $508,000 primarily consisting of the write-off of unamortized deferred financing costs associated with such facility. Loss on extinguishment of debt is recorded as an increase to interest expense in our accompanying condensed consolidated statements

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

of operations and comprehensive income (loss). See Note 8, Lines of Credit and Term Loan, for further discussion of our lines of credit. Amortization expense on lease inducement for both the three months ended March 31, 2026 and 2025 was $87,000, and is recorded as a decrease to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income (loss).

7. Mortgage Loans Payable

Mortgage loans payable, net consisted of the following as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026	December 31, 2025
Fixed-rate debt (85 loans as of both March 31, 2026 and December 31, 2025)	$980,045	$985,565
Less: deferred financing costs, net	(8,745)	(9,214)
Less: discount	(8,925)	(9,426)
Mortgage loans payable, net	$962,375	$966,925

Based on interest rates in effect as of both March 31, 2026 and December 31, 2025, effective interest rates on mortgage loans payable ranged from 2.21% to 5.99% per annum, with a weighted average effective interest rate of 3.73%. We are required by the terms of certain loan documents to meet certain reporting requirements and covenants, such as net worth ratios, fixed charge coverage ratios and leverage ratios.

The following table reflects the changes in the carrying amount of mortgage loans payable, net for the periods presented below (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning balance	$966,925	$982,071
Additions:
Borrowings under mortgage loan payable	—	30,000
Amortization of deferred financing costs	469	400
Amortization of discount/premium on mortgage loans payable, net	501	517
Deductions:
Scheduled principal payments on mortgage loans payable	(5,520)	(4,880)
Payoff of mortgage loans payable due to dispositions of real estate investments	—	(6,604)
Deferred financing costs	—	(1,015)
Ending balance	$962,375	$1,000,489

Amortization of deferred financing costs and amortization of discount/premium on mortgage loans payable is included in interest expense in our accompanying condensed consolidated statements of operations and comprehensive income (loss).

As of March 31, 2026, the principal payments due on our mortgage loans payable for the remaining nine months ending December 31, 2026 and for each of the next four years ending December 31, and thereafter were as follows (in thousands):

Year	Amount
2026	$154,167
2027	56,182
2028	139,740
2029	16,963
2030	44,732
Thereafter	568,261
Total	$980,045

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

8. Lines of Credit and Term Loan

2024 Credit Facility

We, through our operating partnership, as borrower, and certain of our subsidiaries, or the subsidiary guarantors, collectively, with us, as guarantors, were party to an amended loan agreement, or the 2024 Credit Agreement, with Bank of America, N.A., or Bank of America, KeyBank National Association, or KeyBank, Citizens Bank, National Association, or Citizens Bank, and a syndicate of other banks, as lenders, for a credit facility with an aggregate maximum principal amount up to $1,150,000,000, or the 2024 Credit Facility. The 2024 Credit Facility consisted of a senior unsecured revolving credit facility in the initial aggregate amount of $600,000,000 and a senior unsecured term loan facility in the initial aggregate amount of $550,000,000. The proceeds of loans made under the 2024 Credit Facility could have been used for general corporate purposes including for working capital, capital expenditures, refinancing existing indebtedness and other corporate purposes not inconsistent with obligations under the 2024 Credit Agreement. We could have also obtained up to $25,000,000 in the form of standby letters of credit pursuant to the 2024 Credit Facility. Unless defined herein, all capitalized terms under this “2024 Credit Facility” subsection are defined in the 2024 Credit Agreement.

Under the terms of the 2024 Credit Agreement, the Revolving Loans would have matured on February 14, 2028, and could have been extended for one 12-month period, subject to the satisfaction of certain conditions, including payment of an extension fee. The Term Loan matures on January 19, 2027, and may not be extended. The maximum principal amount of the 2024 Credit Facility could have been increased by an aggregate incremental amount of $600,000,000, subject to: (i) the terms of the 2024 Credit Agreement and (ii) at least five business days’ prior written notice to Bank of America.

At our option, the 2024 Credit Facility bore interest at varying rates based upon (i) Daily Simple SOFR, plus the Applicable Rate for Daily SOFR Rate Loans or (ii) Term SOFR, plus the Applicable Rate for Term SOFR Rate Loans. If, under the terms of the 2024 Credit Agreement, there was an inability to determine the Daily SOFR or the Term SOFR, then the 2024 Credit Facility would have borne interest at a rate per annum equal to the Base Rate plus the Applicable Rate for Base Rate Loans. The loans could have been repaid in whole or in part without prepayment premium or penalty, subject to certain conditions.

We were required to pay a fee on the unused portion of the lenders’ commitments under the 2024 Credit Agreement computed at (a) 0.25% per annum if the actual daily Commitment Utilization Percentage for such quarter was less than or equal to 50% and (b) 0.20% per annum if the actual daily Commitment Utilization Percentage for such quarter was greater than 50%, which fee was computed on the actual daily amount of the Available Commitments during the period for which payment was made and payable in arrears on a quarterly basis.

The 2024 Credit Agreement required us to add additional subsidiaries as guarantors in the event the value of the assets owned by the subsidiary guarantors fell below a certain threshold as set forth in the 2024 Credit Agreement. In the event of default, Bank of America had the right to terminate the commitment of each Lender to make Loans and any obligation of the L/C Issuer to make L/C Credit Extensions under the 2024 Credit Agreement and to accelerate the payment on any unpaid principal amount of all outstanding loans and all interest accrued and unpaid thereon.

As of both March 31, 2026 and December 31, 2025, our aggregate borrowing capacity under the 2024 Credit Facility was $1,150,000,000, excluding the $25,000,000 standby letters of credit described above. As of March 31, 2026 and December 31, 2025, borrowings outstanding under the 2024 Credit Facility totaled $550,000,000 ($549,818,000, net of deferred financing costs related to the senior unsecured term loan facility portion of the 2024 Credit Facility), and $550,000,000 ($549,761,000, net of deferred financing costs related to the senior unsecured term loan facility portion of the 2024 Credit Facility), respectively, and the weighted average interest rate on such borrowings outstanding was 4.98% and 5.01% per annum, respectively.

On April 1, 2026, we entered into an agreement, or the Second Amendment, to further amend the 2024 Credit Agreement. See Note 18, Subsequent Event, — 2026 Credit Facility, for a further discussion.

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

The 2025 Trilogy Credit Facility matures on October 31, 2028. At our option, the 2025 Trilogy Credit Facility bears interest at per annum rates equal to (a) Daily Simple SOFR, plus the Applicable Margin for SOFR Rate Loans and (b) for Base Rate Loans, the

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Applicable Margin plus a fluctuating rate per annum equal to the highest of: (i) Federal Funds Effective Rate in effect on such day plus 0.50%, (ii) the rate of interest in effect for such day as established from time to time by KeyBank as its prime rate and (iii) one-month Term SOFR plus 1.00%.

As of both March 31, 2026 and December 31, 2025, our aggregate borrowing capacity under the 2025 Trilogy Credit Facility was $50,000,000, and there were no borrowings outstanding.

9. Derivative Financial Instruments

We use derivative financial instruments to manage interest rate risk associated with variable-rate debt. We recorded such derivative financial instruments in our accompanying condensed consolidated balance sheets as either an asset or a liability, as applicable, measured at fair value. The following table lists the derivative financial instruments held by us as of March 31, 2026 and December 31, 2025, which were included in other assets and other liabilities in our accompanying condensed consolidated balance sheets (dollars in thousands):

						Fair Value
Instrument	Notional Amount	Index	Interest Rate	Effective Date	Maturity Date	March 31, 2026	December 31, 2025
Swap	$275,000	Daily SOFR	3.74%	2/1/2023	1/19/2026	$—	$(6)
Swap	$275,000	Daily SOFR	4.41%	8/8/2023	1/19/2026	—	(99)
Swap	$350,000	Daily SOFR	3.51%	1/20/2026	1/19/2027	386	(518)
Swap	$200,000	Daily SOFR	3.52%	1/20/2026	1/19/2027	212	(306)
						$598	$(929)

As of both March 31, 2026 and December 31, 2025, none of our derivative financial instruments were designated as hedges. Derivative financial instruments not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements. For the three months ended March 31, 2026 and 2025, we recorded a net gain (loss) in the fair value of derivative financial instruments of $1,527,000 and $(750,000), respectively, as a decrease (increase) to total interest expense in our accompanying condensed consolidated statements of operations and comprehensive income (loss) related to the change in the fair value of our derivative financial instruments.

See Note 12, Fair Value Measurements, for a further discussion of the fair value of our derivative financial instruments.

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

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

11. Equity

Preferred Stock

Pursuant to our charter, we are authorized to issue 200,000,000 shares of our preferred stock, $0.01 par value per share. As of both March 31, 2026 and December 31, 2025, no shares of preferred stock were issued and outstanding.

Common Stock

Pursuant to our charter, as amended, we are authorized to issue 1,000,000,000 shares of our common stock, $0.01 par value per share. As of March 31, 2026 and December 31, 2025, we had 189,942,357 and 185,911,442 shares of our common stock issued and outstanding, respectively.

ATM Offerings

On August 8, 2025, we established an at-the market, or ATM, equity offering program, or the 2025 ATM Offering, pursuant to which we offered to sell shares of our common stock for a maximum gross sales price of up to $1,000,000,000. On February 27, 2026, we terminated the 2025 ATM Offering, at which time, $230,140,000 in shares of our common stock remained unsold under such program. On February 27, 2026, concurrent with the termination of the 2025 ATM Offering, we entered into a new ATM equity offering program, or the 2026 ATM Offering, pursuant to which we may, from time to time, offer and sell shares of our common stock for a maximum gross sales price of up to $1,750,000,000. Shares sold through our 2025 ATM Offering and 2026 ATM Offering, or our ATM offering programs, were and are offered and sold in amounts determined by us from time to time, and are sold in negotiated transactions at market prices prevailing at the time of sale in accordance with Rule 415 under the Securities Act of 1933, as amended, or the Securities Act.

Our ATM offering programs allow us to enter into forward sale agreements which give us the ability to lock in a share price on the sale of common stock at or shortly after the time the forward sale agreement becomes effective, while postponing the receipt of proceeds from the sale of shares until a future date. We evaluated our forward sale agreements in accordance with Accounting Standards Codification, or ASC, Topic 815-40 and concluded that they meet the conditions to be classified within equity as of March 31, 2026. Shares issuable under a forward sale agreement are reflected in the diluted earnings per share calculations for the applicable periods using the treasury stock method.

Through March 31, 2026, we have entered into forward sale agreements pursuant to our ATM offering programs with maturities extending through April 10, 2027. For the three months ended March 31, 2026, we settled a total of 639,345 shares of common stock under forward sale agreements for our ATM offering programs for gross proceeds of $31,074,000, at an average gross price of $48.60 per share, before commissions, fees and other adjustments. As of March 31, 2026, a total of 10,692,620 shares of common stock remain unsettled under these agreements, representing approximately $537,628,000 in gross proceeds at an average gross price of $50.28 per share. Subsequent to March 31, 2026, we settled an additional 2,755,996 shares of common stock under forward sale agreements for our ATM offering programs for gross proceeds of $133,954,000, at an average gross price of $48.60 per share, before commissions, fees and other adjustments.

Follow-on Public Offering

On November 24, 2025, we closed a follow-on public offering, or the November 2025 Offering, for the sale of 9,315,000 shares of our common stock for gross proceeds of $447,120,000 at an average gross price of $48.00 per share, including the exercise in full of the underwriter’s option to purchase up to an additional 1,215,000 shares of common stock. In connection with the November 2025 Offering, we entered into forward sale agreements to postpone the delivery and settlement of such shares until a future date no later than May 20, 2027. For the three months ended March 31, 2026, we settled and issued all of the remaining 3,335,386 shares of common stock outstanding pursuant to such forward sale agreements for gross proceeds of $160,099,000 at a gross price of $48.00 per share, before commissions, fees and other adjustments.

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Equity Compensation Plans

AHR Incentive Plan

Pursuant to our Second Amended and Restated 2015 Incentive Plan, or the AHR Incentive Plan, our board of directors (with respect to options and restricted shares of common stock granted to independent directors) or our compensation committee (with respect to any other award) may grant options, restricted shares of common stock, stock purchase rights, stock appreciation rights or other awards to our independent directors, officers, employees and consultants. The AHR Incentive Plan terminates on June 15, 2033, and the maximum number of shares of our common stock that may be issued pursuant to such plan is 4,000,000 shares.

Restricted common stock

Pursuant to the AHR Incentive Plan, we may grant shares of our restricted common stock, or RSAs, as defined in the AHR Incentive Plan, to our independent directors in connection with their initial election or re-election to our board or in consideration of their past services rendered, as well as to certain executive officers and key employees. Our RSAs generally have a vesting period between one to four years and are subject to continuous service through the vesting dates.

Restricted stock units

Pursuant to the AHR Incentive Plan, we may grant to our executive officers and certain employees performance-based restricted stock units, or PBUs, and/or time-based restricted stock units, or TBUs, which represent the right to receive shares of our common stock upon vesting. PBUs and TBUs are collectively referred to as RSUs. RSUs granted to executive officers and employees generally have a vesting period of up to three years and are subject to continuous service through the vesting dates and performance conditions, as applicable.

The total fair value of the RSAs and RSUs granted pursuant to the AHR Incentive Plan during the three months ended March 31, 2026 and 2025 was $13,081,515 and $11,191,444, respectively. For the three months ended March 31, 2026 and 2025, we recognized stock compensation expense related to such awards of $3,419,000 and $2,529,000, respectively. Stock compensation expense is recognized over the requisite service or performance period and is included in general and administrative expenses in our accompanying condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2026, we had $29,164,000 of total unrecognized stock compensation expense related to nonvested RSAs and RSUs, which we expect to recognize over a weighted average period of 2.1 years. A summary of the status of our nonvested RSAs and RSUs pursuant to the AHR Incentive Plan as of March 31, 2026 and December 31, 2025, and the changes for the three months ended March 31, 2026 is presented below:

	Number of Nonvested RSAs		Weighted Average Grant Date Fair Value - RSAs	Number of Nonvested RSUs		Weighted Average Grant Date Fair Value - RSUs
Balance — December 31, 2025	753,522		$13.86	815,953		$26.41
Granted	—		$—	294,752		$51.63
Vested	(243,066)	(1)	$13.12	(223,492)	(1)	$25.14
Forfeited/cancelled	(1,111)		$13.12	(157)		$31.40
Balance — March 31, 2026	509,345		$14.22	887,056		$34.17

(1)
Amount includes 196,282 shares of common stock that were withheld to satisfy employee tax minimum withholding requirements associated with the vesting of RSAs and RSUs during the three months ended March 31, 2026.

Employee Stock Purchase Plan

Pursuant to our 2024 Employee Stock Purchase Plan, or the ESPP, eligible employees may purchase shares of our common stock at a purchase price equal to the lesser of 85.0% of the fair market value of a share on the applicable enrollment date for such offering period or on the applicable exercise date. The maximum number of shares of our common stock that may be issued pursuant to the ESPP is 1,000,000 shares. For the three months ended March 31, 2026, employees purchased and we issued 4,396 shares under the ESPP and 985,525 shares remained available for future issuance. As of December 31, 2025, 10,079 shares were purchased and issued under the ESPP.

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Manager Equity Plan

We adopted the 2025 Manager Equity Plan, or the Manager Plan, to align the incentives of our external third-party RIDEA managers with the overall success of our business by issuing equity-based incentives to such RIDEA managers. Pursuant to the Manager Plan, we may issue shares of our common stock to the RIDEA managers, which they may in turn issue to their directors, officers, employees, advisors or consultants. The maximum number of shares of our common stock that may be issued pursuant to the Manager Plan is 1,000,000 shares. The Manager Plan allows for the grant of stock options, stock appreciation rights, restricted stock, RSUs and other equity-based awards. We have granted TBUs and PBUs to one of our RIDEA managers pursuant to the Manager Plan. Such RSUs have a vesting period of up to three years and are subject to continuous service through the vesting dates and any performance conditions, as applicable.

We did not grant any equity-based awards pursuant to the Manager Plan during the three months ended March 31, 2025. The total fair value of the RSUs granted pursuant to the Manager Plan during the three months ended March 31, 2026 was $4,270,000. Stock compensation expense related to such awards for the three months ended March 31, 2026 was $1,407,000. As of March 31, 2026, we had $11,239,000 of total unrecognized stock compensation expense related to nonvested RSUs, which we expect to recognize over a weighted average period of 2.2 years. Stock compensation expense is recognized over the requisite service or performance period and is included in general and administrative expenses in our accompanying condensed consolidated statements of operations and comprehensive income (loss). A summary of the status of our nonvested RSUs pursuant to the Manager Plan as of March 31, 2026 and December 31, 2025, and the changes for the three months ended March 31, 2026 is presented below:

	Number of Nonvested RSUs	Weighted Average Grant Date Fair Value - RSUs
Balance — December 31, 2025	147,468	$49.34
Granted	90,534	$47.16
Vested	(24,578)	$49.34
Balance — March 31, 2026	213,424	$48.42

12. Fair Value Measurements

Assets and Liabilities Reported at Fair Value

The table below presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2026, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—	$598	$—	$598
Total assets at fair value	$—	$598	$—	$598

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

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

There were no transfers into and out of fair value measurement levels during the three months ended March 31, 2026 and 2025.

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

Although we determined that the majority of the inputs used to value our derivative financial instruments fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this instrument utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of March 31, 2026, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

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

The fair value of our debt security investment is estimated using a discounted cash flow analysis using interest rates available to us for investments with similar terms and maturities. The fair values of our mortgage loans payable and our lines of credit and term loan are estimated using discounted cash flow analyses using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that the valuations of our debt security investment, mortgage loans payable and lines of credit and term loan are classified in Level 2 within the fair value hierarchy. The carrying amounts and estimated fair values of such financial instruments as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Financial Assets:
Debt security investment	$92,304	$93,143	$92,136	$93,107
Financial Liabilities:
Mortgage loans payable	$962,375	$892,097	$966,925	$898,892
Lines of credit and term loan	$547,823	$549,914	$547,510	$549,946

(1)
Carrying amount is net of any discount/premium and unamortized deferred financing costs.

13. Income Taxes

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

We recognize the effects of an uncertain tax position on the financial statements, when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of both March 31, 2026 and December 31, 2025, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of both March 31, 2026 and December 31, 2025, our valuation allowance partially reserved our net deferred tax assets, due to historical losses and inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.

14. Leases

Lessor

We have operating leases with tenants that expire at various dates through 2050. For the three months ended March 31, 2026 and 2025, we recognized $40,310,000 and $42,508,000, respectively, of revenues related to operating lease payments, of which $9,748,000 and $9,741,000, respectively, was for variable lease payments. As of March 31, 2026, the following table sets forth the undiscounted cash flows for future minimum base rents due under operating leases for the remaining nine months ending December 31, 2026 and for each of the next four years ending December 31 and thereafter for properties that we wholly own (in thousands):

Year	Amount
2026	$88,027
2027	113,863
2028	104,281
2029	92,903
2030	81,234
Thereafter	437,709
Total	$918,017

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

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The components of lease costs were as follows (in thousands):

		Three Months Ended March 31,
Lease Cost	Classification	2026	2025
Operating lease cost(1)	Property operating expenses, rental expenses or general and administrative expenses	$8,197	$8,941
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	6	17
Interest on lease liabilities	Interest expense	2	4
Sublease income	Resident fees and services revenue or other income	(53)	(141)
Total lease cost		$8,152	$8,821

(1)
Includes short-term leases and variable lease costs, which are immaterial.

Additional information related to our leases for the periods presented below was as follows (dollars in thousands):

Lease Term and Discount Rate	March 31, 2026	December 31, 2025
Weighted average remaining lease term (in years):
Operating leases	11.4	11.4
Finance leases	3.3	3.6
Weighted average discount rate:
Operating leases	5.85%	5.85%
Finance leases	11.25%	11.25%

	Three Months Ended March 31,
Supplemental Disclosure of Cash Flows Information	2026	2025
Operating cash outflows related to finance leases	$2	$4
Financing cash outflows related to finance leases	$7	$14
Right-of-use assets obtained in exchange for operating lease liabilities	$185	$1,281

Operating Leases

As of March 31, 2026, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the remaining nine months ending December 31, 2026 and for each of the next four years ending December 31 and thereafter, as well as the reconciliation of those cash flows to operating lease liabilities on our accompanying condensed consolidated balance sheet (in thousands):

Year	Amount
2026	$21,326
2027	29,138
2028	29,467
2029	28,563
2030	26,673
Thereafter	68,862
Total undiscounted operating lease payments	204,029
Less: interest	(73,223)
Present value of operating lease liabilities	$130,806

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Finance Leases and Financing Obligations

As of March 31, 2026, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the remaining nine months ending December 31, 2026 and for each of the next four years ending December 31 and thereafter, as well as a reconciliation of those cash flows to finance lease liabilities and financing obligations (in thousands):

Year	Amount
2026	$3,111
2027	3,905
2028	3,556
2029	32,458
2030	92
Thereafter	—
Total undiscounted payments	43,122
Less: interest	(9,447)
Present value of finance lease liabilities and financing obligations	$33,675

15. Segment Reporting

Our chief operating decision maker, or CODM, who is our Interim Chief Executive Officer and President, evaluates our business and makes resource allocations based on four operating segments: ISHC, OM, SHOP and triple-net leased properties. These operating segments are also our reportable segments.

Our ISHC each provide a range of independent living, assisted living, memory care, skilled nursing services and certain ancillary businesses that are owned and operated utilizing a RIDEA structure. Our OM buildings are typically leased to multiple tenants under separate leases, thus requiring active management and responsibility for many of the associated operating expenses (much of which are, or can effectively be, passed through to the tenants). Our SHOP segment includes senior housing, which may provide assisted living care, independent living, memory care or skilled nursing services, that are owned and operated utilizing a RIDEA structure. Our triple-net leased properties segment includes senior housing, skilled nursing facilities and hospital investments, which are single-tenant properties for which we lease the properties to unaffiliated tenants under triple-net and generally master leases that transfer the obligation for all property operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. In addition, our triple-net leased properties segment includes our debt security investment. During the three months ended March 31, 2026, we reclassified two senior housing properties from our SHOP reportable segment to our ISHC reportable segment to align the properties that are operated by Trilogy Management Services, LLC within ISHC. Our reportable segments and the measure of segment profit or loss reviewed by our CODM were unchanged. As of and for the three months ended March 31, 2025, prior-period segment information presented in this Quarterly Report on Form 10-Q has been recast to conform to the current-period presentation. The reclassification had no impact on previously reported consolidated amounts.

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

Summary information for our reportable segments, including a summary of segment operating expenses, during the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	ISHC	SHOP	OM	Triple-Net Leased Properties	Three Months Ended March 31, 2026
Revenues:
Resident fees and services	$502,743	$107,024	$—	$—	$609,767
Real estate revenue	—	—	30,842	10,165	41,007
Total revenues	502,743	107,024	30,842	10,165	650,774
Less(1):
Compensation expense	257,373	47,653	—	—
Controllable expenses(2)	154,273	28,510	—	—
Non-controllable expenses(3)	12,577	5,024	—	—
Facility rental expense(4)	6,761	—	—	—
Other segment items(5)	—	—	12,124	976
Segment net operating income	$71,759	$25,837	$18,718	$9,189	$125,503

General and administrative					$17,605
Transaction, transition and restructuring costs					1,971
Depreciation and amortization					67,062
Interest expense:
Interest expense, net					(18,796)
Gain in fair value of derivative financial instruments					1,527
Impairment of real estate investment					(418)
Income from unconsolidated entities					792
Foreign currency loss					(819)
Other income, net					2,335
Income before income taxes					23,486
Income tax benefit					525
Net income					$24,011

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	ISHC	SHOP	OM	Triple-Net Leased Properties	Three Months Ended March 31, 2025
Revenues:
Resident fees and services	$428,692	$68,484	$—	$—	$497,176
Real estate revenue	—	—	33,194	10,233	43,427
Total revenues	428,692	68,484	33,194	10,233	540,603
Less(1):
Compensation expense	218,779	34,006	—	—
Controllable expenses(2)	137,160	19,191	—	—
Non-controllable expenses(3)	12,263	3,525	—	—
Facility rental expense(4)	7,499	—	—	—
Other segment items(5)	—	—	12,685	958
Segment net operating income	$52,991	$11,762	$20,509	$9,275	$94,537

General and administrative					$13,155
Transaction, transition and restructuring costs					1,837
Depreciation and amortization					41,114
Interest expense:
Interest expense, net					(22,945)
Loss in fair value of derivative financial instruments					(750)
Loss on dispositions of real estate investments					(359)
Impairment of real estate investment					(21,706)
Loss from unconsolidated entities					(1,848)
Foreign currency gain					1,416
Other income, net					1,525
Loss before income taxes					(6,236)
Income tax expense					(604)
Net loss					$(6,840)

(1)
The significant expense categories and amounts below align with the segment-level information that is regularly provided to our CODM.
(2)
Controllable expenses include utilities, food, repairs and maintenance, and other operating expenses.
(3)
Non-controllable expenses include property taxes and insurance.
(4)
Facility rental expense relates to properties operated, but not owned.
(5)
Other segment items for the following reportable segments primarily include:
•
OM — property taxes, insurance, utilities, management fees and certain overhead expenses.
•
Triple-Net Leased Properties — property taxes and insurance.

Total assets by reportable segment as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31, 2026	December 31, 2025
ISHC	$2,718,571	$2,686,143
SHOP	1,426,363	1,273,714
OM	1,041,285	1,048,810
Triple-net leased properties	393,010	393,952
Other	19,429	23,607
Total assets	$5,598,658	$5,426,226

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of both March 31, 2026 and December 31, 2025, goodwill of $168,177,000, $47,812,000 and $18,953,000 was allocated to our ISHC, OM and triple-net leased properties segments, respectively.

Our portfolio of properties and other investments are located in the United States, the UK and Isle of Man. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for our operations for the periods presented below (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues:
United States	$649,107	$539,049
International	1,667	1,554
Total	$650,774	$540,603

The following is a summary of real estate investments, net by geographic regions as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Real estate investments, net:
United States	$4,277,832	$4,140,169
International	42,079	43,250
Total	$4,319,911	$4,183,419

16. Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily our debt security investment, cash and cash equivalents, restricted cash and accounts and other receivables. We are exposed to credit risk with respect to our debt security investment, but we believe collection of the outstanding amount is probable. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants and residents is limited. We perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.

Based on leases as of March 31, 2026, properties in two states in the United States accounted for 10% or more of our total consolidated property portfolio’s annualized base rent or annualized NOI, which is based on contractual base rent from leases in effect for our non-RIDEA properties and annualized NOI for our ISHC and SHOP as of March 31, 2026. Properties located in Indiana and Ohio accounted for 35.6% and 13.7%, respectively, of our total consolidated property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

Based on leases in effect as of March 31, 2026, our ISHC, SHOP, OM and triple-net leased properties accounted for 58.3%, 19.2%, 16.5% and 6.0%, respectively, of our total consolidated property portfolio’s annualized base rent or annualized NOI. As of March 31, 2026, none of our tenants at our properties accounted for 10% or more of our total consolidated property portfolio’s annualized base rent or annualized NOI.

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

17. Earnings Per Share

The following table presents the amounts used in computing our basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss) attributable to controlling interest — basic	$23,713	$(6,804)
Adjustment for net loss allocated to participating securities	(1)	—
Net income (loss) attributable to controlling interest — diluted	$23,712	$(6,804)

Denominator:
Denominator for basic earnings per share — weighted average shares	187,319,513	156,922,819
Effect of dilutive securities:
Nonvested restricted common stock and stock units	550,804	—
ESPP	273	—
Forward equity sale agreements	99,848	—
Denominator for diluted earnings per share — adjusted weighted average shares	187,970,438	156,922,819

Basic earnings per share:
Net income (loss) attributable to controlling interest	$0.13	$(0.04)
Diluted earnings per share:
Net income (loss) attributable to controlling interest	$0.13	$(0.04)

Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all dilutive securities, if any. TBUs, RSAs, limited OP units, as well as common stock issued pursuant to the ESPP, the Manager Plan and forward sale agreements, give rise to potentially dilutive shares of our common stock.

The following securities were excluded from the computation of diluted earnings (loss) per share because such securities were anti-dilutive during the periods presented below:

	Three Months Ended March 31,
	2026	2025
Nonvested TBUs	—	443,835
Nonvested RSAs	—	758,066
Limited OP units	1,936,425	2,004,216
Forward sale agreements	5,577,147	—

For the three months ended March 31, 2026 and 2025, 604,294 and 424,788 nonvested PBUs, respectively, were treated as contingently issuable shares pursuant to ASC Topic 718, Compensation — Stock Compensation. Such contingently issuable shares were excluded from the computation of diluted earnings (loss) per share because they were anti-dilutive during the period.

18. Subsequent Event

2026 Credit Facility

On April 1, 2026, we, through our operating partnership, as borrower, and certain of our subsidiaries, or the subsidiary guarantors, and our company, collectively as guarantors, entered into the Second Amendment to the 2024 Credit Agreement with Bank of America, as administrative agent and letters of credit issuer; Citizens Bank, Fifth Third Bank, National Association, and KeyBank as syndication agents for the revolving facility and the term loan facility and letters of credit issuers; and a syndicate of other

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

banks, as lenders, to amend certain terms of the 2024 Credit Facility. Unless defined herein, all capitalized terms are as defined in the 2024 Credit Agreement as conformed through the Second Amendment, or the 2026 Credit Agreement.

The 2026 Credit Agreement provides for an amended revolving facility and term loan facility, or the 2026 Credit Facility, with: (i) Revolving Loans that mature on April 1, 2030, with two extension options to extend the maturity, first, until October 1, 2030, and, second, until April 1, 2031, in each case, subject to the satisfaction of certain conditions, including payment of an extension fee; and (ii) a Term Loan with a maturity date of January 19, 2027 that remains unchanged, and may not be extended. The principal amount of the Term Loan under the 2026 Credit Facility remains unchanged at $550,000,000, and the principal amount of the available Revolving Loans under the 2026 Credit Facility is increased to $800,000,000. The aggregate borrowing capacity under the 2026 Credit Facility is $1,350,000,000, which may be increased by an aggregate incremental amount such that after giving effect thereto, the maximum aggregate amount of Term Loans and available Revolving Loans does not exceed $1,850,000,000, subject to: (i) the terms of the 2026 Credit Agreement; and (ii) at least five business days’ prior written notice to Bank of America.

The 2026 Credit Facility bears interest at varying rates based upon, at our option, (i) the Daily Simple SOFR, plus the Applicable Rate for Daily SOFR Rate Loans or (ii) the Term Secured Overnight Financing Rate, or the Term SOFR, plus the Applicable Rate for Term SOFR Rate Loans. If, under the terms of the 2026 Credit Agreement, there is an inability to determine the Daily SOFR or the Term SOFR, then the 2026 Credit Facility will bear interest at a rate per annum equal to the Base Rate plus the Applicable Rate for Base Rate Loans. The loans may be repaid in whole or in part without prepayment premium or penalty, subject to certain conditions.

Under the 2026 Credit Agreement, we are required to pay a facility fee as determined in the Consolidated Leverage Ratio Based Pricing Grid or the Debt Ratings Based Pricing Grid, as applicable depending on how the Applicable Rate is then determined, multiplied by the actual daily amount of the Aggregate Revolving Commitments, or, if the Aggregate Revolving Commitments have terminated, the Outstanding Amount of all Revolving Loans and L/C Obligations, regardless of usage.

The 2026 Credit Agreement requires us to add additional subsidiaries as guarantors in the event the value of the assets owned by the subsidiary guarantors falls below a certain threshold as set forth in the 2026 Credit Agreement. In the event of default, Bank of America has the right to terminate the commitment of each Lender to make Loans and any obligation of the L/C Issuer to make L/C Credit Extensions under the 2026 Credit Agreement, and to accelerate the payment on any unpaid principal amount of all outstanding loans and all interest accrued and unpaid thereon.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to American Healthcare REIT, Inc. and its subsidiaries, including American Healthcare REIT Holdings, LP, except where otherwise noted.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to promote understanding of our results of operations and financial condition. Such discussion is provided as a supplement to, and should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2025 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or SEC, on February 27, 2026. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of March 31, 2026 and December 31, 2025, together with our results of operations and cash flows for the three months ended March 31, 2026 and 2025. Our results of operations and financial condition, as reflected in the accompanying condensed consolidated financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors that could affect the on-going operations and occupancy of our tenants and residents.

Forward-Looking Statements

Certain statements contained in this report, other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995 (collectively with the Securities Act and Exchange Act, or the “Acts”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in the Acts. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “can,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “possible,” “initiatives,” “focus,” “seek,” “objective,” “goal,” “strategy,” “plan,” “potential,” “potentially,” “preparing,” “projected,” “future,” “long-term,” “once,” “should,” “could,” “would,” “might,” “uncertainty,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the SEC.

Any such forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate, and beliefs of, and assumptions made by, our management and involve uncertainties that could significantly affect our financial results. Such statements include, but are not limited to: (i) statements about our plans, strategies, initiatives and prospects, including any future capital-raising initiatives and planned or future acquisitions or dispositions of properties and other assets; and (ii) statements about our future results of operations, capital expenditures and liquidity. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs, and regulations or proposed regulations governing the operations and sales of healthcare properties; the availability of capital; our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due; our ability to maintain our qualification as a REIT for U.S. federal income tax purposes; changes in interest rates, and foreign currency risk; competition in the real estate industry; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the success of our investment strategy; cybersecurity incidents and information technology failures, including unauthorized access to our computer systems and/or our vendors’ computer systems and our third-party management companies’ computer systems and/or their vendors’ computer systems; our ability to retain our executive officers and key employees; our ability to settle outstanding forward sale agreements; unexpected labor costs and inflationary pressures; changing macroeconomic, domestic legal and fiscal policies and geopolitical conditions; and those risks identified in Item 1A, Risk Factors in our 2025 Annual Report on Form 10-K, as filed with the SEC on February 27, 2026, this Quarterly Report on Form 10-Q, and any future filings we make with the SEC. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date on which such statements are made, and undue reliance should not be placed on such statements. We undertake no obligation to update any such statements that may become untrue because of subsequent events. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

Operating Partnership

We conduct substantially all of our operations through American Healthcare REIT Holdings, LP, or our operating partnership, and we are the sole general partner of our operating partnership. As of both March 31, 2026 and December 31, 2025, we owned 99.0% of the operating partnership units, or OP units, in our operating partnership, and the remaining 1.0% of the OP units were owned by the following limited partners: (i) AHI Group Holdings, LLC, which is owned and controlled by Jeffrey T. Hanson, our Chairman of the Board of Directors and Interim Chief Executive Officer and President, Danny Prosky, our Chief Executive Officer, President and director, who is currently taking a leave of absence from his executive role for medical reasons, and Mathieu B. Streiff, one of our independent directors; and (ii) a wholly-owned subsidiary of Griffin Capital Company, LLC.

Real Estate Investments Portfolio

We currently operate through four reportable business segments: ISHC, OM, SHOP and triple-net leased properties. As of March 31, 2026, we owned and/or operated 343 buildings and ISHC, which represent in total approximately 22,651,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $5,607,085,000. In addition, as of March 31, 2026, we also owned a real estate-related debt investment purchased for $60,429,000.

Critical Accounting Estimates

Our accompanying condensed consolidated financial statements are prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying footnotes. These estimates are made and evaluated on an on-going basis using information that is currently available, as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions. The complete listing of our Critical Accounting Estimates was previously disclosed in our 2025 Annual Report on Form 10-K, as filed with the SEC on February 27, 2026, and there have been no material changes to our Critical Accounting Estimates as disclosed therein, except as included within Note 2, Summary of Significant Accounting Policies, to our accompanying condensed consolidated financial statements.

Interim Unaudited Financial Data

For a discussion of interim unaudited financial data, see Note 2, Summary of Significant Accounting Policies — Interim Unaudited Financial Data, to our accompanying condensed consolidated financial statements. Our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2025 Annual Report on Form 10-K, as filed with the SEC on February 27, 2026.

Acquisitions in 2026

For a discussion of our acquisitions of investments in 2026, see Note 3, Real Estate Investments, to our accompanying condensed consolidated financial statements.

Factors Which May Influence Results of Operations

Other than the effects of inflation discussed below, as well as other national economic conditions affecting real estate generally, and as otherwise disclosed in our risk factors, we are not aware of any material trends or uncertainties that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, disposition, management and operation of our properties. For a further discussion of these and other factors that could impact our future results or performance, see “Forward-Looking Statements” above and Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q and those Risk Factors previously disclosed in our 2025 Annual Report on Form 10-K, as filed with the SEC on February 27, 2026.

Inflation

During the three months ended March 31, 2026 and 2025, inflation has affected our operations. The annual rate of inflation in the United States was 3.3% in March 2026 and 2.4% in March 2025, as measured by the Consumer Price Index. We believe inflation has impacted our operations such that we have experienced, and continue to experience, increases in the cost of labor, services, energy and supplies, and therefore continued inflationary pressures on our ISHC and SHOP could continue to impact our profitability in future periods. To offset the impact of inflation on the cost of labor and services, our RIDEA managers may have billed higher than average annual rent and care fee increases for existing residents in 2025 and 2026, as compared to prior years, while adjusting market rates as frequently as needed based on competitor pricing and market conditions. We believe this practice will improve operating performance in our ISHC and SHOP, as well as increase rent coverage and the stability of our real estate revenue in our triple-net leased properties over time.

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

Scheduled Lease Expirations

Excluding our ISHC and SHOP, as of March 31, 2026, our properties were 90.7% leased, and, during the remainder of 2026, 4.8% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next 12 months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. As of March 31, 2026, our remaining weighted average lease term was 6.7 years, excluding our ISHC and SHOP.

Our combined ISHC and SHOP were 89.8% leased as of March 31, 2026. Substantially all of our leases with residents at such properties are for a term of one year or less.

Results of Operations

Comparison of Three Months Ended March 31, 2026 and 2025

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

We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. As of March 31, 2026, we operated through four reportable business segments: ISHC, OM, SHOP and triple-net leased properties. During the three months ended March 31, 2026, we reclassified two senior housing properties from our SHOP segment to our ISHC segment to align the properties that are operated by Trilogy Management Services, LLC within ISHC. Prior-period segment results discussed below have been recast to conform to the current-period presentation, and the reclassification did not affect consolidated results.

The most significant drivers behind changes in our consolidated results of operations for the three months ended March 31, 2026 compared to the corresponding period in 2025 were primarily due to: our increase in resident occupancies and billing rates; the adverse impact of inflation, which resulted in increases in the cost of labor, services, energy and supplies; and our acquisitions and dispositions of investments. Additional information behind the changes in our consolidated results of operations is discussed in more detail below. See Note 3, Real Estate Investments, to our accompanying condensed consolidated financial statements for a further discussion of our acquisitions during 2026. As of March 31, 2026 and 2025, we owned and/or operated the following types of properties (dollars in thousands):

	March 31,
	2026			2025
	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased % (1)	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased % (1)
ISHC	149	$2,509,296	90.2%	127	$2,051,065	88.4%
SHOP	101	1,638,957	88.9%	81	894,407	85.7%
OM	74	1,090,167	88.2%	84	1,205,145	87.4%
Triple-net leased properties	19	368,665	100%	20	373,165	100%
Total/weighted average(2)	343	$5,607,085	90.7%	312	$4,523,782	89.9%

(1)
Leased percentage includes all third-party leased space at our non-RIDEA properties (including master leases), except for our ISHC and SHOP where leased percentage represents resident occupancy of the available units/beds therein.
(2)
Weighted average leased percentage excludes our ISHC and SHOP.

Revenues

Our primary sources of revenue include resident fees and services revenue generated by our RIDEA properties and rent from our leased, non-RIDEA properties. For the three months ended March 31, 2026 and 2025, resident fees and services revenue primarily consisted of rental fees related to resident leases, extended healthcare fees and other ancillary services, and real estate revenue primarily consisted of base rent and expense recoveries. The amount of revenues generated by our RIDEA properties depends principally on our ability to maintain resident occupancy rates. The amount of revenues generated by our non-RIDEA properties is dependent on our ability to maintain tenant occupancy rates of currently leased space and to lease available space at the then existing rental rates. Revenues by reportable segment consisted of the following for the periods presented below (in thousands):

	Three Months Ended March 31,
	2026	2025
Resident Fees and Services Revenue
ISHC	$502,743	$428,692
SHOP	107,024	68,484
Total resident fees and services revenue	609,767	497,176
Real Estate Revenue
OM	30,842	33,194
Triple-net leased properties	10,165	10,233
Total real estate revenue	41,007	43,427
Total revenues	$650,774	$540,603

For our ISHC segment, we increased resident fees and services revenue by $74,051,000 for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to: (i) increased resident occupancy, a more favorable payor mix and higher resident fees as a result of an increase in billing rates and levels of care service; (ii) an increase of $19,618,000 due to the acquisition in July 2025 of nine senior housing properties located in Ohio, Michigan and Kentucky; and (iii) an increase of $34,438,000 due to the acquisition in December 2025 of 14 senior housing properties located in Ohio, Indiana, New Mexico and North Carolina.

For our SHOP segment, resident fees and services revenue increased $38,540,000 for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to: (i) an increase of $3,419,000 due to the acquisition of one senior housing property in Virginia in April 2025; (ii) an increase of $3,904,000 due to the acquisition of three senior housing properties in Minnesota and Idaho in the third quarter 2025; (iii) an increase of $22,676,000 due to the acquisition of 10 senior housing properties in California, Minnesota, Pennsylvania, Utah and Wisconsin in the fourth quarter of 2025; (iv) an increase of $6,924,000 due to the acquisition of seven senior housing properties in California, Kansas and Missouri in the first quarter of 2026; and (v) increased resident occupancy and higher resident fees as a result of an increase in billing rates.

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

	Three Months Ended March 31,
	2026		2025
Property Operating Expenses
ISHC	$430,984	85.7%	$375,701	87.6%
SHOP	81,187	75.9%	56,722	82.8%
Total property operating expenses	$512,171	84.0%	$432,423	87.0%

Rental Expenses
OM	$12,124	39.3%	$12,685	38.2%
Triple-net leased properties	976	9.6%	958	9.4%
Total rental expenses	$13,100	31.9%	$13,643	31.4%

For our ISHC segment, total property operating expenses increased by $55,283,000 for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to: (i) increased resident occupancy and levels of care services at the facilities within such segment, thereby increasing labor costs and other operating expenses; (ii) an increase of $16,383,000 due to the acquisition in July 2025 of nine senior housing properties located in Ohio, Michigan and Kentucky; and (iii) an increase of $31,047,000 due to the acquisition in December 2025 of 14 senior housing properties located in Ohio, Indiana, New Mexico and North Carolina.

For our SHOP segment, total property operating expenses increased by $24,465,000 for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to: (i) an increase of $1,857,000 due to the acquisition of one senior housing property located in Virginia in April 2025; (ii) an increase of $2,870,000 due to the acquisitions of three senior housing properties in Minnesota and Idaho in the third quarter 2025; (iii) an increase of $14,861,000 due to the acquisition of 10 senior housing properties in California, Minnesota, Pennsylvania, Utah and Wisconsin in the fourth quarter of 2025; (iv) an increase of $5,638,000 due to the acquisition of seven senior housing properties in California, Kansas and Missouri in the first quarter of 2026; and (v) increased occupancy at the facilities within such segment, which resulted in increasing labor costs from additional staffing and other operating expenses.

Depreciation and Amortization

For the three months ended March 31, 2026 and 2025, depreciation and amortization was $67,062,000 and $41,114,000, respectively, which primarily consisted of depreciation on our operating properties of $44,756,000 and $36,577,000, respectively, and amortization of our identified intangible assets of $21,568,000 and $3,823,000, respectively. For the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, depreciation and amortization increased by $25,948,000, primarily attributable to the amortization of in-place leases due to property acquisitions since 2025.

Interest Expense

Interest expense, including gain or loss in fair value of derivative financial instruments, consisted of the following for the periods presented below (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest expense:
Mortgage loans payable	$10,208	$10,647
Lines of credit and term loan and derivative financial instruments	7,245	9,650
Amortization of deferred financing costs:
Mortgage loans payable	469	400
Lines of credit and term loan	319	626
Amortization of debt discount/premium, net	501	517
(Gain) loss in fair value of derivative financial instruments	(1,527)	750
Loss on debt and derivative extinguishments	—	508
Interest on finance lease liabilities	2	4
Interest expense on financing obligations and other liabilities	696	690
Capitalized interest	(644)	(97)
Total	$17,269	$23,695

The decrease in total interest expense for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily due to the $2,405,000 decrease in interest expense related to a decrease in debt balances on our revolving line of credit during 2025. Such decrease was primarily a result of the paydown of our variable-rate lines of credit using net proceeds raised from our equity offerings during 2025 and cash flow from operations. The decrease in total interest expense for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was also driven by a $2,277,000 change from loss to gain in fair value of derivative financial instruments.

Impairment of Real Estate Investments

As we continued to evaluate our properties based on their historical operating performance and our expected holding period, for the three months ended March 31, 2026, we recognized an impairment charge of $418,000 for one OM building. For the three months ended March 31, 2025, we determined that one of our OM buildings was impaired and recognized an impairment charge of $21,706,000. See Note 3, Real Estate Investments — Impairment of Real Estate Investments, to our accompanying condensed consolidated financial statements for a further discussion.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operations, net proceeds from the issuances of equity securities, including through the 2026 ATM Offering (as defined and described at Note 11, Equity — Common Stock, to our accompanying condensed consolidated financial statements), and borrowings under our lines of credit. For the next 12 months, our principal liquidity needs are to: (i) fund property operating expenses and general and administrative expenses; (ii) meet our debt service requirements (including principal and interest); (iii) fund the acquisition of real estate investments, development activities and capital expenditures; and (iv) make distributions to our stockholders, as required for us to continue to qualify as a REIT. We believe that the sources of liquidity described above will be sufficient to satisfy our cash requirements for the next 12 months and thereafter. We do not have any material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

Material Cash Requirements

Capital Improvement Expenditures

A capital plan for each investment is established upon acquisition that contemplates the estimated capital needs of that investment, including costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include operating cash generated by the investment, capital reserves, a line of credit or other loan established with respect to the investment, other borrowings or additional equity investments from us and joint venture partners. The capital plan for each investment is adjusted through on-going, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of March 31, 2026, we had $11,597,000 of restricted cash in loan impounds and reserve accounts to fund a portion of such capital expenditures. Based on the budget for the properties we owned as of March 31, 2026, we estimate that expenditures for capital and tenant improvements as of such date will be approximately $71,789,000 for the remaining nine months of 2026, although actual expenditures are predominantly discretionary and are dependent on many factors which are not presently known.

Contractual Obligations

The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and lines of credit and term loan; (ii) interest payments on our mortgage loans payable and lines of credit and term loan, excluding the effect of our interest rate swaps; (iii) operating lease obligations; and (iv) financing and other obligations as of March 31, 2026 (in thousands):

	Payments Due by Period
	2026	2027-2028	2029-2030	Thereafter	Total
Principal payments — fixed-rate debt	$154,167	$195,922	$61,695	$568,261	$980,045
Interest payments — fixed-rate debt	25,612	55,169	45,341	298,626	424,748
Principal payments — variable-rate debt	—	550,000	—	—	550,000
Interest payments — variable-rate debt (based on rates in effect as of March 31, 2026)	20,923	1,370	—	—	22,293
Operating lease obligations	21,326	58,605	55,236	68,862	204,029
Financing and other obligations	3,111	7,461	32,550	—	43,122
Total	$225,139	$868,527	$194,822	$935,749	$2,224,237

Distributions

For information on distributions, see the “Distributions” section below.

Credit Facilities

As of March 31, 2026, we were party to a credit agreement, as amended, with an aggregate maximum principal amount up to $1,150,000,000, or the 2024 Credit Facility. On April 1, 2026, we, through our operating partnership, entered into an amendment to the 2024 Credit Facility, which increased the aggregate maximum principal amount of such facility to $1,350,000,000, or the 2026 Credit Facility. In addition, we are party to an agreement regarding a senior secured revolving credit facility with an aggregate maximum principal amount of $50,000,000, or the 2025 Trilogy Credit Facility. See Note 8, Lines of Credit and Term Loan, and Note 18, Subsequent Event — 2026 Credit Facility, to our accompanying condensed consolidated financial statements for a further discussion.

As of March 31, 2026, our aggregate borrowing capacity under the 2024 Credit Facility and the 2025 Trilogy Credit Facility was $1,200,000,000. As of March 31, 2026, our aggregate borrowings outstanding under such credit facilities was $550,000,000, and we had $650,000,000 available on such facilities. We believe that such resources will be sufficient to satisfy our cash requirements for the next 12 months and the longer term thereafter.

Cash Flows

The following table sets forth changes in cash flows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash, cash equivalents and restricted cash — beginning of period	$151,753	$123,301
Net cash provided by operating activities	81,067	60,616
Net cash used in investing activities	(203,091)	(32,776)
Net cash provided by (used in) financing activities	127,196	(23,776)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(41)	88
Cash, cash equivalents and restricted cash — end of period	$156,884	$127,453

The following summary discussion of our changes in our cash flows is based on our accompanying condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Operating Activities

For the three months ended March 31, 2026 and 2025, cash flows from operating activities were primarily related to property operations, offset by payments of general and administrative expenses and interest payments on our outstanding indebtedness. In general, cash flows from operating activities are affected by the timing of cash receipts and payments, and have increased since 2025 primarily due to improved resident occupancy, an increase in billing rates and expense management at our properties operated under a RIDEA structure, as well as a decrease in interest paid on our outstanding indebtedness as a result of mortgage loan payoffs and paydowns on our lines of credit using net proceeds from our equity offerings in 2025. See the “Results of Operations” section above for a further discussion.

Investing Activities

For the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, the increase in net cash used in investing activities was primarily due to a $149,495,000 increase in cash paid to acquire real estate investments and a $17,136,000 increase in developments and capital expenditures.

Financing Activities

For the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, the change from net cash used in financing activities to net cash provided by financing activities was primarily due to a $143,886,000 increase in gross equity offering proceeds and a $21,996,000 decrease in net payments on our lines of credit and mortgage loans payable primarily using the net proceeds from equity offerings. Such amounts were partially offset by a $7,819,000 increase in payments to taxing authorities in connection with common stock directly withheld from employees and a $7,274,000 increase in distributions paid.

Distributions

Our board of directors, or our board, shall authorize distributions, if any, on a quarterly basis, in such amounts as our board shall determine, and each quarterly record date for the purposes of such distributions shall be determined and authorized by our board in the last month of each calendar quarter until such time as our board changes our distribution policy. Our board has authorized a quarterly distribution equal to $0.25 per share to holders of our common stock, which we expect will continue to be paid in the future, though we cannot guarantee that our distributions will continue at the current value or at all. Such quarterly distributions were equal to an annualized distribution rate of $1.00 per share and paid in cash, only from legally available funds.

The amount of the quarterly distributions paid to our common stockholders was determined by our board and was dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our qualification as a REIT under the Code. As of March 31, 2026, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and some portion of a distribution to our stockholders may have been paid from borrowings.

Financing

Mortgage Loans Payable, Net

For a discussion of our mortgage loans payable, see Note 7, Mortgage Loans Payable, to our accompanying condensed consolidated financial statements.

Lines of Credit and Term Loan

For a discussion of our lines of credit and term loan, see Note 8, Lines of Credit and Term Loan, and Note 18, Subsequent Event — 2026 Credit Facility, to our accompanying condensed consolidated financial statements.

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

Debt Service Requirements

A significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of March 31, 2026, we had $980,045,000 of fixed-rate mortgage loans payable outstanding secured by our properties. As of March 31, 2026, we had $550,000,000 outstanding, and $650,000,000 remained available under our lines of credit. The weighted average effective interest rate on our outstanding debt, factoring in our interest rate swaps, was 4.14% per annum as of March 31, 2026. See Note 7, Mortgage Loans Payable, and Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements.

We are required by the terms of certain loan documents to meet various financial and non-financial covenants, such as leverage ratios, net worth ratios, debt service coverage ratios and fixed charge coverage ratios. As of March 31, 2026, we were in compliance with all such covenants and requirements on our mortgage loans payable and our lines of credit and term loan. If any future covenants are violated, we anticipate seeking a waiver or amending the debt covenants with the lenders when and if such event should occur. However, there can be no assurances that management will be able to effectively achieve such plans.

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

Our FFO calculation complies with NAREIT’s policy, under which we define FFO, a non-GAAP financial measure, as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of certain real estate assets, gains or losses upon consolidation of a previously held equity interest, and impairment writedowns of certain real estate assets and investments, plus depreciation and amortization related to real estate, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations.

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

The following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to FFO and Normalized FFO for the periods presented below (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$24,011	$(6,840)
Depreciation and amortization related to real estate — consolidated properties	66,993	41,015
Depreciation and amortization related to real estate — unconsolidated entities	14	497
Impairment of real estate investments — consolidated properties	418	21,706
Loss on dispositions of real estate investments, net — consolidated properties	—	359
Net (income) loss attributable to noncontrolling interests	(298)	36
Depreciation, amortization, impairments and net loss on dispositions — noncontrolling interests	(784)	(892)
NAREIT FFO attributable to controlling interest	$90,354	$55,881

Transaction, transition and restructuring costs	$1,971	$1,837
Amortization of above- and below-market leases	330	413
Amortization of closing costs — debt security investment	12	37
Change in deferred rent	(582)	(672)
Non-cash impact of changes to equity instruments	4,858	2,551
Non-cash income tax benefit	(724)	—
Capitalized interest	(644)	(97)
Loss on debt extinguishments	—	508
(Gain) loss in fair value of derivative financial instruments	(1,527)	750
Foreign currency loss (gain)	819	(1,416)
Adjustments for unconsolidated entities	(1)	—
Adjustments for noncontrolling interests	(51)	(50)
Normalized FFO attributable to controlling interest	$94,815	$59,742

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

To facilitate understanding of this financial measure, the following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to NOI for the periods presented below (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$24,011	$(6,840)
General and administrative	17,605	13,155
Transaction, transition and restructuring costs	1,971	1,837
Depreciation and amortization	67,062	41,114
Interest expense	18,796	22,945
(Gain) loss in fair value of derivative financial instruments	(1,527)	750
Loss on dispositions of real estate investments, net	—	359
Impairment of real estate investments	418	21,706
(Income) loss from unconsolidated entities	(792)	1,848
Foreign currency loss (gain)	819	(1,416)
Other income, net	(2,335)	(1,525)
Income tax (benefit) expense	(525)	604
Net operating income	$125,503	$94,537

Subsequent Event

For a discussion of a subsequent event, see Note 18, Subsequent Event — 2026 Credit Facility, to our accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk. There were no material changes in our market risk exposures, or in the methods we use to manage market risk, from those that were provided for in our 2025 Annual Report on Form 10-K, as filed with the SEC on February 27, 2026.

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

We have entered into, and may continue to enter into, derivative financial instruments, such as interest rate swaps and interest rate caps, in order to mitigate our interest rate risk on a related financial instrument. We have not elected, and may continue to not elect, to apply hedge accounting treatment to these derivatives; therefore, changes in the fair value of interest rate derivative financial instruments were recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations and comprehensive income (loss). As of March 31, 2026, our interest rate swaps are recorded in other assets and other liabilities in our accompanying condensed consolidated balance sheet at their aggregate fair value of $598,000 and $0, respectively. We do not enter into derivative transactions for speculative purposes. For information on our interest rate swaps, see Note 9, Derivative Financial Instruments, and Note 12, Fair Value Measurements, to our accompanying condensed consolidated financial statements for a further discussion.

As of March 31, 2026, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes, excluding the effect of our interest rate swaps (dollars in thousands):

	Expected Maturity Date
	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Assets
Debt security held- to-maturity	$—	$—	$93,433	$—	$—	$—	$93,433	$93,143
Weighted average interest rate on maturing fixed -rate debt security	—%	—%	4.24%	—%	—%	—%	4.24%	—
Liabilities
Fixed-rate debt — principal payments	$154,167	$56,182	$139,740	$16,963	$44,732	$568,261	$980,045	$892,097
Weighted average interest rate on maturing fixed- rate debt	3.02%	3.51%	4.40%	3.36%	4.51%	3.74%	3.74%	—
Variable-rate debt — principal payments	$—	$550,000	$—	$—	$—	$—	$550,000	$549,914
Weighted average interest rate on maturing variable- rate debt (based on rates in effect as of March 31, 2026)	—%	4.98%	—%	—%	—%	—%	4.98%	—

Debt Security Investment, Net

As of March 31, 2026, the net carrying value of our debt security investment was $92,304,000. As we expect to hold our debt security investment to maturity and the amounts due under such debt security investment are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our debt security investment, would have a significant impact on our operations. See Note 12, Fair Value Measurements, to our accompanying condensed consolidated financial statements for a discussion of the fair value of our investment in a held-to-maturity debt security. The stated interest rate on our debt security investment was 4.24% per annum as of March 31, 2026.

Mortgage Loans Payable, Net and Lines of Credit and Term Loan

Mortgage loans payable were $980,045,000 ($962,375,000, net of discount/premium and deferred financing costs) as of March 31, 2026. As of March 31, 2026, we had 85 fixed-rate mortgage loans payable with effective interest rates ranging from 2.21% to 5.99% per annum and a weighted average effective interest rate of 3.73%. In addition, as of March 31, 2026, we had $550,000,000 ($549,818,000, net of deferred financing costs) outstanding under our lines of credit and term loan, at a weighted average interest rate of 4.98% per annum.

As of March 31, 2026, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps, was 4.14% per annum. An increase in the variable interest rate on our variable-rate lines of credit and term loan constitutes a market risk. As of March 31, 2026, a 0.50% increase in the market rates of interest would have no impact on our overall annualized interest expense as all variable-rate loan balances as of March 31, 2026 have interest rate swap arrangements in place. See Note 7, Mortgage Loans Payable, and Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily are required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2026 was conducted under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2026, were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of our legal proceedings, see Note 10, Commitments and Contingencies — Litigation, to our accompanying condensed consolidated financial statements.

Item 1A. Risk Factors.

There were no material changes from the risk factors previously disclosed in our 2025 Annual Report on Form 10-K, as filed with the SEC on February 27, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

AHR Incentive Plan

During the three months ended March 31, 2026, we acquired shares of our common stock in order to satisfy employee tax withholding requirements associated with the vesting of restricted stock awards issued pursuant to the AHR Incentive Plan, as follows:

Period	Total Number of Shares Purchased	Average Price per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2026 to January 31, 2026	—	$—	—	—
February 1, 2026 to February 28, 2026	85,085	$48.77	—	—
March 1, 2026 to March 31, 2026	111,197	$49.98	—	—
Total	196,282	$49.46	—	—

(1)
The value of the shares withheld is based on the closing price of our Common Stock on the day prior to the vesting date, or if such date is not a trading day, the immediately preceding trading day.

Manager Equity Plan

On March 31, 2026, we granted 45,267 time-based restricted stock units, or TBUs, to one of our RIDEA managers pursuant to the Manager Equity Plan, or the Manager Plan. See Note 11, Equity — Equity Compensation Plans — Manager Equity Plan. Such TBUs vest in three equal installments on each of March 1, 2027, March 1, 2028 and March 1, 2029 (subject to continuous service through each vesting date), and each such TBU represents the right to receive one share of our common stock upon vesting. The TBUs were issued in transactions exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

On March 31, 2026, we granted 45,267 performance-based restricted stock units, or PBUs, representing the right to receive up to 70,662 shares of our common stock upon vesting (such number of shares assumes that we issue shares of our common stock underlying such nonvested performance-based awards at maximum levels for performance and market conditions that have not yet been achieved; to the extent that performance or market conditions do not meet maximum levels, the actual number of shares of our common stock issued under the Manager Plan would be less than the amount reflected above) to one of our RIDEA managers pursuant to the Manager Plan. Such PBUs will cliff vest on December 31, 2028 (subject to continuous service through that vesting date). The PBUs were issued in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2026 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1

Fourth Articles of Amendment and Restatement of Griffin-American Healthcare REIT IV, Inc., dated October 1, 2021 (included as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55775) filed October 1, 2021 and incorporated herein by reference)

3.2

Articles of Amendment (Reverse Stock Split) of American Healthcare REIT, Inc., dated November 15, 2022 (included as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55775) filed November 16, 2022 and incorporated herein by reference)

3.3

Articles of Amendment (Par Value Decrease) of American Healthcare REIT, Inc., dated November 15, 2022 (included as Exhibit 3.2 to our Current Report on Form 8-K (File No. 000-55775) filed November 16, 2022 and incorporated herein by reference)

3.4

Articles Supplementary (Common Stock Reclassification) of American Healthcare REIT, Inc., dated January 26, 2024 (included as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55775) filed January 30, 2024 and incorporated herein by reference)

3.5

Articles Supplementary (Subtitle 8 Opt-Out) of American Healthcare REIT, Inc., dated February 7, 2024 (included as Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-41951) filed February 12, 2024 and incorporated herein by reference)

3.6

Second Amended and Restated Bylaws of American Healthcare REIT, Inc. (included as Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-41951) filed February 24, 2025 and incorporated herein by reference)

10.1†

Employment Letter, dated as of March 23, 2026, by and between American Healthcare REIT, Inc. and Jeffrey T. Hanson (included as Exhibit 10.1 to our Current Report on Form 8-K/A (File No. 001-41951) filed March 24, 2026 and incorporated herein by reference)

10.2

Second Amendment to Second Amended and Restated Credit Agreement, dated April 1, 2026, by and among American Healthcare REIT Holdings, LP, American Healthcare REIT, Inc. and certain subsidiaries and Bank of America, N.A., KeyBank, National Association, Citizens Bank, National Association, Bank of the West, Credit Agricole Corporate and Investment Bank, Fifth Third Bank, National Association, Citibank, N.A., Morgan Stanley Bank, N.A., Truist Bank, Regions Bank, Royal Bank of Canada, KeyBanc Capital Markets and BofA Securities, Inc. (included as Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-41951) filed April 7, 2026 and incorporated herein by reference)

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

American Healthcare REIT, Inc. (Registrant)

May 8, 2026	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chairman of the Board of Directors and Interim Chief Executive Officer and President
(Principal Executive Officer)

May 8, 2026	By:	/s/ BRIAN S. PEAY
Date		Brian S. Peay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)