Form 10-Q
period 2026-06-30
American Healthcare REIT, Inc.
filed 2026-08-07
CIK 1632970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

or

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

As of August 3, 2026, American Healthcare REIT, Inc. had 217,998,775 shares of Common Stock outstanding.

AMERICAN HEALTHCARE REIT, INC.

(A Maryland Corporation)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN HEALTHCARE REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2026 and December 31, 2025

(In thousands, except share and per share amounts) (Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Real estate investments, net	$4,418,501	$4,183,419
Debt security investment, net	92,463	92,136
Cash and cash equivalents	156,896	114,836
Restricted cash	34,726	36,917
Accounts and other receivables, net	229,631	204,313
Identified intangible assets, net	237,235	253,236
Goodwill	234,942	234,942
Operating lease right-of-use assets, net	124,383	135,399
Other assets, net	175,141	171,028
Total assets	$5,703,918	$5,426,226

LIABILITIES AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$873,352	$966,925
Lines of credit and term loan, net(1)	549,872	549,761
Accounts payable and accrued liabilities(1)	332,145	317,742
Identified intangible liabilities, net	1,848	2,110
Financing obligations(1)	19,327	33,902
Operating lease liabilities(1)	124,859	135,603
Security deposits, prepaid rent and other liabilities(1)	60,624	59,568
Total liabilities	1,962,027	2,065,611

Commitments and contingencies (Note 10)

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000,000 shares authorized; 194,689,026 and 185,911,442 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1,942	1,852
Additional paid-in capital	5,296,586	4,880,169
Accumulated deficit	(1,601,768)	(1,559,279)
Accumulated other comprehensive loss	(2,213)	(2,104)
Total stockholders’ equity	3,694,547	3,320,638
Noncontrolling interests	47,344	39,977
Total equity	3,741,891	3,360,615
Total liabilities and equity	$5,703,918	$5,426,226

(1)
Such liabilities of American Healthcare REIT, Inc. represented liabilities of American Healthcare REIT Holdings, LP or its consolidated subsidiaries as of June 30, 2026 and December 31, 2025. American Healthcare REIT Holdings, LP is a variable interest entity, or VIE, and a consolidated subsidiary of American Healthcare REIT, Inc. The creditors of American Healthcare REIT Holdings, LP or its consolidated subsidiaries do not have recourse against American Healthcare REIT, Inc., except for the 2026 Credit Facility, as defined in Note 8, Lines of Credit and Term Loan, held by American Healthcare REIT Holdings, LP in the amount of $550,000 as of June 30, 2026 and the 2024 Credit Facility, as defined in Note 8, Lines of Credit and Term Loan, held by American Healthcare REIT Holdings, LP in the amount of $550,000 as of December 31, 2025, which were guaranteed by American Healthcare REIT, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2026 and 2025

(In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Resident fees and services	$634,519	$501,285	$1,244,286	$998,461
Real estate revenue	39,731	41,218	80,738	84,645
Total revenues	674,250	542,503	1,325,024	1,083,106
Expenses:
Property operating expenses	524,838	426,285	1,037,009	858,708
Rental expenses	12,173	12,990	25,273	26,633
General and administrative	19,891	14,943	37,496	28,098
Transaction, transition and restructuring costs	2,786	(79)	4,757	1,758
Depreciation and amortization	72,125	41,941	139,187	83,055
Total expenses	631,813	496,080	1,243,722	998,252
Other income (expense):
Interest expense:
Interest expense, net	(18,626)	(22,632)	(37,422)	(45,577)
Gain (loss) in fair value of derivative financial instruments	357	(629)	1,884	(1,379)
Gain (loss) on dispositions of real estate investments, net	5,647	(2,676)	5,647	(3,035)
Impairment of real estate investments	(1,719)	(12,659)	(2,137)	(34,365)
Income (loss) from unconsolidated entities	892	(1,238)	1,684	(3,086)
Foreign currency gain (loss)	75	2,742	(744)	4,158
Other income, net	1,914	1,480	4,249	3,005
Total net other expense	(11,460)	(35,612)	(26,839)	(80,279)
Income before income taxes	30,977	10,811	54,463	4,575
Income tax benefit (expense)	3	(732)	528	(1,336)
Net income	30,980	10,079	54,991	3,239
Net income attributable to noncontrolling interests	(374)	(171)	(672)	(135)
Net income attributable to controlling interest	$30,606	$9,908	$54,319	$3,104
Net income per common share attributable to controlling interest:
Basic	$0.16	$0.06	$0.29	$0.02
Diluted	$0.16	$0.06	$0.28	$0.02
Weighted average number of common shares outstanding:
Basic	192,711,623	160,499,581	190,030,463	158,721,080
Diluted	193,347,757	161,143,556	190,708,621	159,318,503

Net income	$30,980	$10,079	$54,991	$3,239
Other comprehensive income (loss):
Foreign currency translation adjustments	11	343	(109)	519
Total other comprehensive income (loss)	11	343	(109)	519
Comprehensive income	30,991	10,422	54,882	3,758
Comprehensive income attributable to noncontrolling interests	(374)	(171)	(672)	(135)
Comprehensive income attributable to controlling interest	$30,617	$10,251	$54,210	$3,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three and Six Months Ended June 30, 2026 and 2025

(In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended June 30, 2026
	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — March 31, 2026	189,942,357	$1,894	$5,065,446	$(1,583,441)	$(2,224)	$3,481,675	$39,680	$3,521,355
Issuance of common stock in offerings	4,704,556	48	229,167	—	—	229,215	—	229,215
Offering costs — common stock	—	—	(2,482)	—	—	(2,482)	—	(2,482)
Issuance of common stock related to equity compensation plans	18,158	—	—	—	—	—	—	—
Vested restricted common stock and stock units(1)	23,955	—	(1,312)	—	—	(1,312)	—	(1,312)
Amortization related to equity compensation plans	—	—	5,767	—	—	5,767	—	5,767
Contribution from noncontrolling interest	—	—	—	—	—	—	7,962	7,962
Distributions to noncontrolling interests	—	—	—	—	—	—	(672)	(672)
Distributions declared ($0.25 per share)	—	—	—	(48,933)	—	(48,933)	—	(48,933)
Net income	—	—	—	30,606	—	30,606	374	30,980
Other comprehensive income	—	—	—	—	11	11	—	11
BALANCE — June 30, 2026	194,689,026	$1,942	$5,296,586	$(1,601,768)	$(2,213)	$3,694,547	$47,344	$3,741,891

	Three Months Ended June 30, 2025
	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — March 31, 2025	159,065,005	$1,583	$3,768,030	$(1,504,861)	$(2,336)	$2,262,416	$42,072	$2,304,488
Issuance of common stock in an offering	5,451,577	54	188,580	—	—	188,634	—	188,634
Offering costs — common stock	—	—	(1,843)	—	—	(1,843)	—	(1,843)
Issuance of common stock related to equity compensation plans	24,336	—	—	—	—	—	—	—
Vested restricted common stock and stock units(1)	37,315	1	(514)	—	—	(513)	—	(513)
Amortization related to equity compensation plans	—	—	3,190	—	—	3,190	—	3,190
Distributions to noncontrolling interests	—	—	—	—	—	—	(606)	(606)
Adjustment to value of redeemable noncontrolling interests	—	—	210	—	—	210	—	210
Distributions declared ($0.25 per share)	—	—	—	(41,348)	—	(41,348)	—	(41,348)
Net income	—	—	—	9,908	—	9,908	181	10,089	(2)
Other comprehensive income	—	—	—	—	343	343	—	343
BALANCE — June 30, 2025	164,578,233	$1,638	$3,957,653	$(1,536,301)	$(1,993)	$2,420,997	$41,647	$2,462,644

AMERICAN HEALTHCARE REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)

For the Three and Six Months Ended June 30, 2026 and 2025

(In thousands, except share and per share amounts) (Unaudited)

	Six Months Ended June 30, 2026
	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2025	185,911,442	$1,852	$4,880,169	$(1,559,279)	$(2,104)	$3,320,638	$39,977	$3,360,615
Issuance of common stock in offerings	8,679,287	87	420,680	—	—	420,767	—	420,767
Offering costs — common stock	—	—	(4,000)	—	—	(4,000)	—	(4,000)
Issuance of common stock related to equity compensation plans	22,554	—	135	—	—	135	—	135
Vested restricted common stock and stock units(1)	75,743	3	(11,023)	—	—	(11,020)	—	(11,020)
Amortization related to equity compensation plans	—	—	10,625	—	—	10,625	—	10,625
Contribution from noncontrolling interest	—	—	—	—	—	—	7,962	7,962
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,267)	(1,267)
Distributions declared ($0.50 per share)	—	—	—	(96,808)	—	(96,808)	—	(96,808)
Net income	—	—	—	54,319	—	54,319	672	54,991
Other comprehensive loss	—	—	—	—	(109)	(109)	—	(109)
BALANCE — June 30, 2026	194,689,026	$1,942	$5,296,586	$(1,601,768)	$(2,213)	$3,694,547	$47,344	$3,741,891

	Six Months Ended June 30, 2025
	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2024	157,446,697	$1,564	$3,720,268	$(1,458,089)	$(2,512)	$2,261,231	$42,711	$2,303,942
Issuance of common stock in an offering	7,028,690	70	236,230	—	—	236,300	—	236,300
Offering costs — common stock	—	—	(2,385)	—	—	(2,385)	—	(2,385)
Issuance of common stock related to equity compensation plans	24,336	—	—	—	—	—	—	—
Vested restricted common stock and stock units(1)	78,510	4	(2,406)	—	—	(2,402)	—	(2,402)
Amortization related to equity compensation plans	—	—	5,741	—	—	5,741	—	5,741
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,214)	(1,214)
Adjustment to value of redeemable noncontrolling interests	—	—	205	—	—	205	—	205
Distributions declared ($0.50 per share)	—	—	—	(81,316)	—	(81,316)	—	(81,316)
Net income	—	—	—	3,104	—	3,104	150	3,254	(2)
Other comprehensive income	—	—	—	—	519	519	—	519
BALANCE — June 30, 2025	164,578,233	$1,638	$3,957,653	$(1,536,301)	$(1,993)	$2,420,997	$41,647	$2,462,644

(1)
The amounts are shown net of common stock withheld to satisfy employee minimum tax withholding requirements in connection with the vesting of restricted common stock and stock units. See Note 11, Equity — Equity Compensation Plans, for further discussion.
(2)
For the three and six months ended June 30, 2025, amounts exclude $10 and $15, respectively, of net loss attributable to redeemable noncontrolling interests.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2026 and 2025

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$54,991	$3,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139,187	83,055
Other amortization	17,960	19,213
Deferred rent	(1,283)	(1,556)
Stock based compensation	10,625	5,741
(Gain) loss on dispositions of real estate investments, net	(5,647)	3,035
Impairment of real estate investments	2,137	34,365
(Income) loss from unconsolidated entities	(1,684)	3,086
Distributions of earnings from unconsolidated entities	3	—
Deferred income tax benefit	(947)	—
Foreign currency loss (gain)	719	(4,172)
Loss on extinguishments of debt	147	1,754
Change in fair value of derivative financial instruments	(1,884)	1,379
Changes in operating assets and liabilities:
Accounts and other receivables	(25,940)	(13,581)
Other assets	6,775	(5,006)
Accounts payable and accrued liabilities	18,150	16,735
Operating lease liabilities	(14,153)	(15,523)
Security deposits, prepaid rent and other liabilities	531	327
Net cash provided by operating activities	199,687	132,091
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate investments	(291,749)	(81,886)
Developments and capital expenditures	(86,006)	(48,077)
Proceeds from dispositions of real estate investments	7,308	36,428
Investments in unconsolidated entities	(68)	(360)
Issuances of real estate notes receivable	—	(5,855)
Principal repayments on real estate notes receivable	—	6,625
Real estate and other deposits	(7,263)	(1,737)
Proceeds from insurance recoveries	1,343	—
Net cash used in investing activities	(376,435)	(94,862)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgage loans payable	—	30,000
Payments on mortgage loans payable	(95,494)	(30,708)
Borrowings under the lines of credit and term loan	—	132,500
Payments on the lines of credit and term loan	—	(271,532)
Payments on financing and other obligations	(675)	(1,049)
Deferred financing costs	(5,485)	(259)
Debt extinguishment costs	—	(52)
Proceeds from issuance of common stock in offerings	420,767	236,300
Proceeds from issuance of common stock pursuant to employee stock purchase plan	135	—
Payment of offering costs	(3,484)	(2,313)
Distributions paid	(94,431)	(79,425)
Payments to taxing authorities in connection with common stock directly withheld from employees	(11,020)	(2,402)
Contribution from noncontrolling interest	7,962	—
Distributions to noncontrolling interests	(1,267)	(1,214)

AMERICAN HEALTHCARE REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

For the Six Months Ended June 30, 2026 and 2025

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2026	2025
Security deposits, net	$(353)	$(498)
Net cash provided by financing activities	216,655	9,348
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	39,907	46,577
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(38)	113
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	151,753	123,301
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$191,622	$169,991

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period:
Cash and cash equivalents	$114,836	$76,702
Restricted cash	36,917	46,599
Cash, cash equivalents and restricted cash	$151,753	$123,301

End of period:
Cash and cash equivalents	$156,896	$133,494
Restricted cash	34,726	36,497
Cash, cash equivalents and restricted cash	$191,622	$169,991

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$36,232	$41,716
Income taxes	$372	$836
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued developments and capital expenditures	$29,023	$20,739
Distributions declared but not paid	$50,209	$42,266
Tenant improvement overage	$1,761	$82
Accrued offering costs	$—	$78
The following represents the net increase (decrease) in certain assets and liabilities in connection with our acquisitions and dispositions of investments:
Accounts and other receivables	$(622)	$(7)
Other assets, net	$(4,662)	$(2,191)
Accounts payable and accrued liabilities	$—	$(2,393)
Financing obligations	$(14,150)	$—
Security deposits and other liabilities	$—	$(471)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Months Ended June 30, 2026 and 2025

The use of the words “we,” “us” or “our” refers to American Healthcare REIT, Inc. and its subsidiaries, including American Healthcare REIT Holdings, LP, except where otherwise noted.

1. Organization and Description of Business

Overview and Background

American Healthcare REIT, Inc., a Maryland corporation, is a self-managed real estate investment trust, or REIT, that acquires, owns and operates a diversified portfolio of clinical healthcare real estate properties, focusing primarily on senior housing, skilled nursing facilities, outpatient medical, or OM, buildings and other healthcare-related facilities. We have built a fully-integrated management platform that operates clinical healthcare properties throughout the United States, and in the United Kingdom and the Isle of Man. We own and operate our integrated senior health campuses, or ISHC, and senior housing operating properties, or SHOP, utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure. We have also originated and acquired secured loans and may acquire other real estate-related investments in the future on an infrequent and opportunistic basis. We generally seek investments that produce current income; however, we have selectively developed, and may continue to selectively develop, healthcare real estate properties. We have elected to be taxed as a REIT for U.S. federal income tax purposes. We believe that we have been organized and operated, and we intend to continue to operate, in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code of 1986, or the Code.

Operating Partnership

We conduct substantially all of our operations through American Healthcare REIT Holdings, LP, or our operating partnership, and we are the sole general partner of our operating partnership. As of both June 30, 2026 and December 31, 2025, we owned 99.0% of the operating partnership units, or OP units, in our operating partnership, and the remaining 1.0% of the OP units were owned by the following limited partners: (i) AHI Group Holdings, LLC, which is owned and controlled by Jeffrey T. Hanson, our Chairman of the Board of Directors and Chief Executive Officer, Danny Prosky, one of our non-executive directors, and Mathieu B. Streiff, one of our independent directors; and (ii) a wholly-owned subsidiary of Griffin Capital Company, LLC. Such limited partnership units are accounted for as noncontrolling interests in total equity in our accompanying condensed consolidated balance sheets.

Real Estate Investments Portfolio

We currently operate through four reportable business segments: ISHC, SHOP, OM and triple-net leased properties. As of June 30, 2026, we owned and/or operated 347 buildings and ISHC, which represent in total approximately 23,340,000 square feet of gross leasable area, for an aggregate contract purchase price of $5,728,543,000. In addition, as of June 30, 2026, we also owned a real estate-related debt investment purchased for $60,429,000.

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

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, wholly-owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries of which we have control will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership and as of both June 30, 2026 and December 31, 2025, we owned a 99.0% general partnership interest therein, and the remaining 1.0% partnership interest was owned by the limited partners.

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

In preparing our accompanying condensed consolidated financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 27, 2026.

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

Revenue Recognition — Resident Fees and Services Revenue

Disaggregation of Resident Fees and Services Revenue

The following tables disaggregate our resident fees and services revenue by line of business, according to whether such revenue is recognized at a point in time or over time, for the periods presented below (in thousands):

	Three Months Ended June 30,
	2026			2025
	ISHC	SHOP(1)	Total	ISHC	SHOP(1)	Total
Over time	$439,528	$117,620	$557,148	$356,771	$69,864	$426,635
Point in time	73,350	4,021	77,371	72,579	2,071	74,650
Total resident fees and services	$512,878	$121,641	$634,519	$429,350	$71,935	$501,285

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Six Months Ended June 30,
	2026			2025
	ISHC	SHOP(1)	Total	ISHC	SHOP(1)	Total
Over time	$879,426	$221,359	$1,100,785	$715,167	$136,363	$851,530
Point in time	136,195	7,306	143,501	142,875	4,056	146,931
Total resident fees and services	$1,015,621	$228,665	$1,244,286	$858,042	$140,419	$998,461

The following tables disaggregate our resident fees and services revenue by payor class for the periods presented below (in thousands):

	Three Months Ended June 30,
	2026			2025
	ISHC	SHOP(1)	Total	ISHC	SHOP(1)	Total
Private and other payors	$199,487	$112,168	$311,655	$162,179	$62,791	$224,970
Medicare	142,877	—	142,877	128,183	—	128,183
Medicaid	106,606	9,473	116,079	97,419	9,144	106,563
Medicare Advantage	63,908	—	63,908	41,569	—	41,569
Total resident fees and services	$512,878	$121,641	$634,519	$429,350	$71,935	$501,285

	Six Months Ended June 30,
	2026			2025
	ISHC	SHOP(1)	Total	ISHC	SHOP(1)	Total
Private and other payors	$393,540	$209,465	$603,005	$326,740	$121,973	$448,713
Medicare	285,626	—	285,626	258,813	—	258,813
Medicaid	211,937	19,200	231,137	192,574	18,446	211,020
Medicare Advantage	124,518	—	124,518	79,915	—	79,915
Total resident fees and services	$1,015,621	$228,665	$1,244,286	$858,042	$140,419	$998,461

(1)
Includes fees for basic housing, as well as fees for assisted living care. We record revenue when services are rendered at amounts billable to individual residents. Residency agreements are generally for a term of 30 days, with resident fees billed monthly in advance. For residents under reimbursement arrangements with third-party payors, including Medicaid, Medicare, Medicare Advantage and private insurers, revenue is recorded based on contractually agreed-upon amounts or rates on a daily, per resident basis or as services are performed.

Accounts Receivable, Net — Resident Fees and Services Revenue

The beginning and ending balances of accounts receivable, net — resident fees and services are as follows (in thousands):

	Medicare	Private and Other Payors	Medicaid	Medicare Advantage	Total
Beginning balance — January 1, 2026	$28,300	$59,630	$44,888	$47,724	$180,542
Ending balance — June 30, 2026	36,426	59,790	62,607	43,784	202,607
Increase (decrease)	$8,126	$160	$17,719	$(3,940)	$22,065

Deferred Revenue — Resident Fees and Services Revenue

Deferred revenue is included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets. The beginning and ending balances of deferred revenue — resident fees and services, almost all of which relates to private and other payors, are as follows (in thousands):

Total
Beginning balance — January 1, 2026	$34,464
Ending balance — June 30, 2026	35,231
Increase	$767

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Resident and Tenant Receivables and Allowances

Resident receivables, which are related to resident fees and services revenue, are carried net of an allowance for credit losses. An allowance is maintained for estimated losses resulting from the inability of residents and payors to meet the contractual obligations under their lease or service agreements. Substantially all of such allowances are recorded as direct reductions of resident fees and services revenue as contractual adjustments provided to third-party payors or implicit price concessions in our accompanying condensed consolidated statements of operations and comprehensive income. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the residents’ financial condition, security deposits, cash collection patterns by payor and by state, current economic conditions, future expectations in estimating credit losses and other relevant factors. Tenant receivables, which are related to real estate revenue, and unbilled deferred rent receivables are reduced for amounts where collectability is not probable, which are recognized as direct reductions of real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income.

The following is a summary of our adjustments to allowances for the periods presented below (in thousands):

	Six Months Ended June 30,
	2026	2025
Beginning balance	$25,336	$22,582
Additional allowances	23,509	16,153
Write-offs	(13,148)	(6,132)
Recoveries collected or adjustments	(11,108)	(4,817)
Ending balance	$24,589	$27,786

Accounts Payable and Accrued Liabilities

As of June 30, 2026 and December 31, 2025, accounts payable and accrued liabilities primarily include reimbursement of payroll-related costs to the managers of our ISHC and SHOP of $74,673,000 and $55,321,000, respectively, insurance reserves of $52,980,000 and $51,042,000, respectively, accrued distributions of $50,209,000 and $47,832,000, respectively, accrued developments and capital expenditures of $29,023,000 and $37,076,000, respectively, and accrued property taxes of $28,484,000 and $25,041,000, respectively.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, or ASU 2024-03. Further, in January 2025, the FASB issued ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, or ASU 2025-01. ASU 2024-03 requires new financial statement disclosure to be provided in the notes to the financial statements in a tabular presentation related to the disaggregation of certain expense captions presented on the face of the income statement within continuing operations that include expense categories such as: (i) purchases of inventory; (ii) employee compensation; (iii) depreciation; and (iv) intangible asset amortization. ASU 2024-03 and ASU 2025-01 are effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and may be applied retrospectively or prospectively. We are currently evaluating this guidance to determine the impact on our consolidated financial statement disclosures beginning with our Annual Report on Form 10-K for the year ending December 31, 2027.

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

3. Real Estate Investments

Our real estate investments, net consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Building, improvements and construction in process	$4,674,441	$4,420,601
Land and improvements	453,642	420,046
Furniture, fixtures and equipment	329,594	305,491
	5,457,677	5,146,138
Less: accumulated depreciation	(1,039,176)	(962,719)
Total	$4,418,501	$4,183,419

Depreciation expense for the three months ended June 30, 2026 and 2025 was $46,601,000 and $37,284,000, respectively, and for the six months ended June 30, 2026 and 2025 was $91,357,000 and $73,861,000, respectively.

The following is a summary of our capital expenditures by reportable segment for the periods presented below (in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
ISHC	$36,096	$62,606
SHOP	6,814	11,163
OM	2,614	5,677
Triple-Net Leased Properties	—	248
Total	$45,524	$79,694

Acquisitions of Real Estate Investments

For the six months ended June 30, 2026, we acquired three land parcels in Kentucky and Ohio for an aggregate contract purchase price of $4,066,000, plus closing costs, for the future development of ISHC and two land parcels in North Carolina and Virginia for an aggregate contract purchase price of $1,550,000, plus closing costs, for the future development of SHOP. For the six months ended June 30, 2026, we also acquired 14 senior housing properties using cash. The following is a summary of such acquisitions (dollars in thousands):

Location	Number of Buildings	Type	Date Acquired	Contract Purchase Price
Blue Springs, Kansas City and Raymore, MO	4	SHOP	02/09/26	$62,500
San Rafael, CA	1	SHOP	02/25/26	55,000
Lenexa and Olathe, KS	2	SHOP	03/18/26	45,250
Dahlonega, GA and Boiling Springs, Lexington and Little River, SC	6	SHOP	04/01/26	86,417
Plymouth, MN	1	SHOP	06/12/26	40,500
Total	14			$289,667

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We accounted for such acquisitions of land and real estate investments completed during the six months ended June 30, 2026 as asset acquisitions. The following table summarizes the purchase price of such assets acquired at the time of acquisition based on their relative fair values (in thousands):

2026 Acquisitions
Building and improvements	$227,366
In-place leases	33,845
Land	31,033
Furniture, fixtures and equipment	4,585
Certificates of need	185
Total assets acquired	$297,014

Subsequent to June 30, 2026, we acquired 11 senior housing properties included in our SHOP segment for an aggregate contract purchase price of $1,041,000,000.

Dispositions

For the six months ended June 30, 2026, we sold one OM building and one triple-net leased property. We recognized a total net gain on sales of real estate of $1,212,000. The following is a summary of such real estate sales (dollars in thousands):

Location	Number of Buildings	Type	Date Disposed	Contract Sales Price
Middletown, OH	1	OM	04/01/26	$1,000
West Des Moines, IA	1	Triple-Net Leased Property	04/16/26	7,100
Total	2			$8,100

On June 1, 2026, we sold one ISHC campus that was leased to an unaffiliated third party for total consideration of $14,150,000. The derecognition of fixed assets, intangible assets and a financing obligation resulted in a gain on disposition of $4,435,000, which is included in gain on dispositions of real estate, net, in our accompanying condensed consolidated statements of operations and comprehensive income.

Impairment of Real Estate Investments

As we continued to evaluate our properties based on their historical operating performance and our expected holding period, for the three and six months ended June 30, 2026, we recognized an aggregate impairment charge of $1,719,000 and $2,137,000, respectively, for one and two OM buildings, respectively. The fair value of one impaired OM building was determined based on the sales price specified in an executed purchase and sale agreement with a third-party buyer, while the fair value of the other impaired OM building was determined by its projected sales price as indicated in an independent third-party letter of intent, which were considered Level 2 measurements within the fair value hierarchy. For the three and six months ended June 30, 2025, we recognized an aggregate impairment charge of $12,659,000 and $34,365,000, respectively, for five and six OM buildings, respectively. The fair value of each OM building was determined by the sales price of the respective executed purchase and sale agreement with a third-party buyer, which were considered a Level 2 measurement within the fair value hierarchy.

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

As of June 30, 2026 and December 31, 2025, the carrying amount of the debt security investment was $92,463,000 and $92,136,000, respectively, net of unamortized closing costs of $70,000 and $93,000, respectively. Accretion on the debt security for the three months ended June 30, 2026 and 2025 was $171,000 and $163,000, respectively, and for the six months ended June 30, 2026 and 2025 was $351,000 and $634,000, respectively, which is recorded as an increase to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income. Amortization expense of closing costs for both the three months ended June 30, 2026 and 2025 was $12,000, and for the six months ended June 30, 2026 and 2025 was $24,000 and $49,000, respectively, which is recorded as a decrease to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income. We evaluated credit quality indicators such as the agency ratings and the underlying collateral of such investment in order to determine expected future credit loss. No credit loss was recorded for the three and six months ended June 30, 2026 and 2025.

5. Identified Intangible Assets and Liabilities

Identified intangible assets, net and identified intangible liabilities, net consisted of the following as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026	December 31, 2025
Amortized intangible assets:
In-place leases, net of accumulated amortization of $85,988 and $44,498 as of June 30, 2026 and December 31, 2025, respectively (with a weighted average remaining life of 2.0 years and 2.3 years as of June 30, 2026 and December 31, 2025, respectively)	$105,211	$118,080
Above-market leases, net of accumulated amortization of $7,842 and $7,859 as of June 30, 2026 and December 31, 2025, respectively (with a weighted average remaining life of 5.6 years and 6.3 years as of June 30, 2026 and December 31, 2025, respectively)	7,577	9,965
Unamortized intangible assets:
Certificates of need	104,180	104,924
Trade names	20,267	20,267
Total identified intangible assets, net	$237,235	$253,236

Amortized intangible liabilities:
Below-market leases, net of accumulated amortization of $2,484 and $2,336 as of June 30, 2026 and December 31, 2025, respectively (with a weighted average remaining life of 4.0 years and 4.4 years as of June 30, 2026 and December 31, 2025, respectively)	$1,848	$2,110
Total identified intangible liabilities, net	$1,848	$2,110

Amortization expense on identified intangible assets for the three months ended June 30, 2026 and 2025 was $25,217,000 and $4,463,000, respectively, which included $430,000 and $547,000, respectively, of amortization recorded as a decrease to real estate revenue for above-market leases in our accompanying condensed consolidated statement of operations and comprehensive income. Amortization expense on identified intangible assets for the six months ended June 30, 2026 and 2025 was $47,247,000 and $8,890,000, respectively, which included $892,000 and $1,151,000, respectively, of amortization recorded as a decrease to real estate revenue for above-market leases in our accompanying condensed consolidated statements of operations and comprehensive income.

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Amortization expense on below-market leases for the three months ended June 30, 2026 and 2025 was $130,000 and $192,000, respectively, and for the six months ended June 30, 2026 and 2025 was $262,000 and $383,000, respectively, which is recorded as an increase to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income.

The aggregate weighted average remaining life of the identified intangible assets was 2.2 years and 2.6 years as of June 30, 2026 and December 31, 2025, respectively. The aggregate weighted average remaining life of the identified intangible liabilities was 4.0 years and 4.4 years as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, estimated amortization expense on the identified intangible assets and liabilities for the remaining six months ending December 31, 2026 and for each of the next four years ending December 31, and thereafter was as follows (in thousands):

	Amortization Expense
Year	Intangible Assets	Intangible Liabilities
2026	$46,582	$(262)
2027	49,850	(514)
2028	5,176	(478)
2029	3,599	(338)
2030	2,992	(121)
Thereafter	4,589	(135)
Total	$112,788	$(1,848)

6. Other Assets

Other assets, net consisted of the following as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026	December 31, 2025
Deferred rent receivables	$50,200	$49,158
Prepaid expenses and other assets	41,236	49,338
Deferred tax assets, net	23,887	22,939
Inventory — finished goods	20,511	18,838
Lease commissions, net of accumulated amortization of $10,593 and $9,569 as of June 30, 2026 and December 31, 2025, respectively	16,882	17,081
Real estate deposits	7,665	6,053
Deferred financing costs, net of accumulated amortization of $503 and $1,854 as of June 30, 2026 and December 31, 2025, respectively	6,862	2,251
Investments in unconsolidated entities	5,364	3,616
Lease inducement, net of accumulated amortization of $3,421 and $3,246 as of June 30, 2026 and December 31, 2025, respectively (with a weighted average remaining life of 4.5 years and 5.0 years as of June 30, 2026 and December 31, 2025, respectively)	1,579	1,754
Derivative financial instruments	955	—
Total	$175,141	$171,028

Deferred financing costs included in other assets were related to the 2025 Trilogy Credit Facility, as defined in Note 8, Lines of Credit and Term Loan, as well as the senior unsecured revolving credit facility portions of the 2024 Credit Facility and 2026 Credit Facility, each as defined in Note 8, Lines of Credit and Term Loan. In April 2026, in connection with the replacement of the 2024 Credit Facility with the 2026 Credit Facility, we incurred a loss on extinguishment of $147,000 due to the partial write-off of unamortized deferred financing costs related to the senior unsecured revolving credit facility portion of the 2024 Credit Facility. In March 2025, in connection with the termination of our previous credit facility, we incurred a loss on extinguishment of $533,000 primarily consisting of the write-off of unamortized deferred financing costs associated with such facility. Loss on extinguishment of debt is recorded as an increase to interest expense in our accompanying condensed consolidated statements of operations and comprehensive income. See Note 8, Lines of Credit and Term Loan, for further discussion of our lines of credit. Amortization expense on lease inducement for the three months ended June 30, 2026 and 2025 was $88,000 and $89,000, respectively, and for the six

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

months ended June 30, 2026 and 2025 was $175,000 and $176,000, respectively, which is recorded as a decrease to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income.

7. Mortgage Loans Payable

Mortgage loans payable, net consisted of the following as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026	December 31, 2025
Fixed-rate debt (84 and 85 loans as of June 30, 2026 and December 31, 2025, respectively)	$890,070	$985,565
Less: deferred financing costs, net	(8,293)	(9,214)
Less: discount	(8,425)	(9,426)
Mortgage loans payable, net	$873,352	$966,925

Based on interest rates in effect as of both June 30, 2026 and December 31, 2025, effective interest rates on mortgage loans payable ranged from 2.21% to 5.99% per annum, with a weighted average effective interest rate of 3.84% and 3.73%, respectively. We are required by the terms of certain loan documents to meet certain reporting requirements and covenants, such as net worth ratios, fixed charge coverage ratios and leverage ratios.

The following table reflects the changes in the carrying amount of mortgage loans payable, net for the periods presented below (in thousands):

	Six Months Ended June 30,
	2026	2025
Beginning balance	$966,925	$982,071
Additions:
Borrowings under mortgage loans payable	—	30,000
Amortization of deferred financing costs	920	869
Amortization of discount/premium on mortgage loans payable, net	1,001	2,291
Deductions:
Scheduled principal payments on mortgage loans payable	(95,494)	(15,454)
Payoff of mortgage loans payable due to dispositions of real estate investments	—	(15,254)
Deferred financing costs	—	(1,013)
Ending balance	$873,352	$983,510

Amortization of deferred financing costs and amortization of discount/premium on mortgage loans payable is included in interest expense in our accompanying condensed consolidated statements of operations and comprehensive income. For both the three and six months ended June 30, 2026, we did not incur any loss on the extinguishment of mortgage loans payable. For both the three and six months ended June 30, 2025, we incurred a loss on early extinguishment of a mortgage loan payable of $1,273,000, which is recorded as an increase to interest expense in our accompanying condensed consolidated statements of operations and comprehensive income. Such loss was related to the payoff of a mortgage loan payable due to the disposition of the underlying real estate investment in May 2025.

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of June 30, 2026, the principal payments due on our mortgage loans payable for the remaining six months ending December 31, 2026 and for each of the next four years ending December 31, and thereafter were as follows (in thousands):

Year	Amount
2026	$64,192
2027	56,182
2028	139,740
2029	16,963
2030	44,732
Thereafter	568,261
Total	$890,070

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

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of December 31, 2025, our aggregate borrowing capacity under the 2024 Credit Facility was $1,150,000,000, excluding the $25,000,000 standby letters of credit described above. As of December 31, 2025, borrowings outstanding under the 2024 Credit Facility totaled $550,000,000 ($549,761,000, net of deferred financing costs related to the senior unsecured term loan facility portion of the 2024 Credit Facility), and the weighted average interest rate on such borrowings outstanding was 5.01% per annum.

On April 1, 2026, we entered into an agreement to further amend the 2024 Credit Agreement. See the “2026 Credit Facility” section below for a further discussion.

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

As of both June 30, 2026 and December 31, 2025, our aggregate borrowing capacity under the 2025 Trilogy Credit Facility was $50,000,000, and there were no borrowings outstanding.

2026 Credit Facility

On April 1, 2026, we, through our operating partnership, as borrower, and certain of our subsidiaries, or the subsidiary guarantors, and our company, collectively as guarantors, entered into a second amendment to the 2024 Credit Agreement, or the 2026 Credit Agreement, with Bank of America, as administrative agent and letters of credit issuer; Citizens Bank, Fifth Third Bank, National Association, and KeyBank as syndication agents for the revolving facility and the term loan facility and letters of credit issuers; and a syndicate of other banks, as lenders, to amend certain terms of the 2024 Credit Facility. Unless defined herein, all capitalized terms are as defined in the 2024 Credit Agreement as conformed through the 2026 Credit Agreement.

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

As of June 30, 2026, our aggregate borrowing capacity under the 2026 Credit Facility was $1,350,000,000, excluding the $25,000,000 standby letters of credit. As of June 30, 2026, our borrowings outstanding under the 2026 Credit Facility totaled $550,000,000 ($549,872,000, net of deferred financing costs related to the senior unsecured term loan facility portion of the 2026 Credit Facility), and the weighted average interest rate on such borrowings outstanding was 4.97% per annum.

9. Derivative Financial Instruments

We use derivative financial instruments to manage interest rate risk associated with variable-rate debt. We recorded such derivative financial instruments in our accompanying condensed consolidated balance sheets as either an asset or a liability, as applicable, measured at fair value. The following table lists the derivative financial instruments held by us as of June 30, 2026 and December 31, 2025, which were included in other assets and other liabilities in our accompanying condensed consolidated balance sheets (dollars in thousands):

						Fair Value
Instrument	Notional Amount	Index	Interest Rate	Effective Date	Maturity Date	June 30, 2026	December 31, 2025
Swap	$275,000	Daily SOFR	3.74%	2/1/2023	1/19/2026	$—	$(6)
Swap	$275,000	Daily SOFR	4.41%	8/8/2023	1/19/2026	—	(99)
Swap	$350,000	Daily SOFR	3.51%	1/20/2026	1/19/2027	611	(518)
Swap	$200,000	Daily SOFR	3.52%	1/20/2026	1/19/2027	344	(306)
						$955	$(929)

As of both June 30, 2026 and December 31, 2025, none of our derivative financial instruments were designated as hedges. Derivative financial instruments not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements. For the three months ended June 30, 2026 and 2025, we recorded a net gain (loss) in the fair value of derivative financial instruments of $357,000 and $(629,000), respectively, and for the six months ended June 30, 2026 and 2025, we recorded a net gain (loss) in the fair value of derivative financial instruments of $1,884,000 and $(1,379,000), respectively, as a decrease (increase) to total interest expense in our accompanying condensed consolidated statements of operations and comprehensive income related to the change in the fair value of our derivative financial instruments.

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

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

11. Equity

Preferred Stock

Pursuant to our charter, we are authorized to issue 200,000,000 shares of our preferred stock, $0.01 par value per share. As of both June 30, 2026 and December 31, 2025, no shares of preferred stock were issued and outstanding.

Common Stock

Pursuant to our charter, as amended, we are authorized to issue 1,000,000,000 shares of our common stock, $0.01 par value per share. As of June 30, 2026 and December 31, 2025, we had 194,689,026 and 185,911,442 shares of our common stock issued and outstanding, respectively.

ATM Offerings

On August 8, 2025, we established an at-the-market, or ATM, equity offering program, or the 2025 ATM Offering, pursuant to which we offered to sell shares of our common stock for a maximum gross sales price of up to $1,000,000,000. On February 27, 2026, we terminated the 2025 ATM Offering, at which time, $230,140,000 in shares of our common stock remained unsold under such program. On February 27, 2026, concurrent with the termination of the 2025 ATM Offering, we entered into a new ATM equity offering program, or the 2026 ATM Offering, pursuant to which we may, from time to time, offer and sell shares of our common stock for a maximum gross sales price of up to $1,750,000,000. Shares sold through our 2025 ATM Offering and 2026 ATM Offering, or our ATM offering programs, were and are offered and sold in amounts determined by us from time to time, and are sold in negotiated transactions at market prices prevailing at the time of sale in accordance with Rule 415 under the Securities Act of 1933, as amended.

Our ATM offering programs allow us to enter into forward sale agreements which give us the ability to lock in a share price on the sale of common stock at or shortly after the time the forward sale agreement becomes effective, while postponing the receipt of proceeds from the sale of shares until a future date. We evaluated our forward sale agreements in accordance with Accounting Standards Codification, or ASC, Topic 815-40 and concluded that they meet the conditions to be classified within equity as of June 30, 2026. Shares issuable under a forward sale agreement are reflected in the diluted earnings per share calculations for the applicable periods using the treasury stock method.

Through June 30, 2026, we have entered into forward sale agreements pursuant to our ATM offering programs with maturities extending through July 10, 2027. For the three and six months ended June 30, 2026, we settled a total of 4,704,556 and 5,343,901 shares of common stock, respectively, under forward sale agreements for our ATM offering programs for gross proceeds of $228,663,000 and $259,737,000, respectively, at an average gross price of $48.60, before commissions, fees and other adjustments. As of June 30, 2026, a total of 14,774,944 shares of common stock remain unsettled under these agreements, representing approximately $742,193,000 in gross proceeds at an average gross price of $50.23 per share. Subsequent to June 30, 2026, we settled an additional 8,549,647 shares of common stock under forward sale agreements for our ATM offering programs for gross proceeds of $432,674,000, at an average gross price of $50.61 per share, before commissions, fees and other adjustments.

Follow-on Public Offerings

On November 24, 2025 and November 26, 2025, we completed a follow-on public offering, or the November 2025 Offering, for the sale of 9,315,000 shares of our common stock for gross proceeds of $447,120,000 at an average gross price of $48.00 per share, including the exercise in full of the underwriter’s option to purchase up to an additional 1,215,000 shares of common stock. In connection with the November 2025 Offering, we entered into forward sale agreements to postpone the delivery and settlement of such shares until a future date no later than May 20, 2027. For the six months ended June 30, 2026, we settled and issued all of the remaining 3,335,386 shares of common stock outstanding pursuant to such forward sale agreements for gross proceeds of $160,099,000 at a gross price of $48.00 per share, before commissions, fees and other adjustments.

On May 22, 2026 and May 28, 2026, we completed an additional follow-on public offering, or the May 2026 Offering, for the sale of 16,100,000 shares of our common stock for gross proceeds of $811,440,000 at an average gross price of $50.40 per share, including the exercise in full of the underwriter’s option to purchase up to an additional 2,100,000 shares of common stock. In connection with the May 2026 Offering, we entered into forward sale agreements to postpone the delivery and settlement of shares until a future date no later than May 20, 2028. We did not settle or issue any shares of common stock pursuant to such forward sale agreements for the three and six months ended June 30, 2026. Subsequent to June 30, 2026, we settled 14,784,703 shares of common stock under such forward sale agreements for gross proceeds of $745,149,000 at a gross price of $50.40 per share, before other adjustments.

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

The total fair value of the RSAs and RSUs granted pursuant to the AHR Incentive Plan during the six months ended June 30, 2026 and 2025 was $13,991,000 and $12,071,000, respectively. For the three months ended June 30, 2026 and 2025, we recognized stock compensation expense related to such awards of $4,387,000 and $3,170,000, respectively, and for the six months ended June 30, 2026 and 2025, we recognized stock compensation expense related to such awards of $7,806,000 and $5,699,000, respectively. Stock compensation expense is recognized over the requisite service or performance period and is included in general and administrative expenses in our accompanying condensed consolidated statements of operations and comprehensive income. As of June 30, 2026, we had $25,626,000 of total unrecognized stock compensation expense related to nonvested RSAs and RSUs, which we expect to recognize over a weighted average period of 1.8 years. A summary of the status of our nonvested RSAs and RSUs pursuant to the AHR Incentive Plan as of June 30, 2026 and December 31, 2025, and the changes for the six months ended June 30, 2026, is presented below:

	Number of Nonvested RSAs		Weighted Average Grant Date Fair Value - RSAs	Number of Nonvested RSUs		Weighted Average Grant Date Fair Value - RSUs
Balance — December 31, 2025	753,522		$13.86	815,953		$26.41
Granted	18,158		$50.10	294,752		$51.63
Vested	(267,402)	(1)	$15.22	(277,034)	(1)	$26.65
Forfeited/cancelled	(2,408)		$13.12	(1,334)		$38.72
Balance — June 30, 2026	501,870		$14.46	832,337		$34.24

(1)
Amount includes 223,461 shares of common stock that were withheld to satisfy employee tax minimum withholding requirements associated with the vesting of RSAs and RSUs during the six months ended June 30, 2026.

Employee Stock Purchase Plan

Pursuant to our 2024 Employee Stock Purchase Plan, or the ESPP, eligible employees may purchase shares of our common stock at a purchase price equal to the lesser of 85.0% of the fair market value of a share on the applicable enrollment date for such offering period or on the applicable exercise date. The maximum number of shares of our common stock that may be issued pursuant to the ESPP is 1,000,000 shares. For the six months ended June 30, 2026, employees purchased and we issued 4,396 shares under the ESPP and 985,525 shares remained available for future issuance. As of December 31, 2025, 10,079 shares were purchased and issued under the ESPP.

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

We did not grant any equity-based awards pursuant to the Manager Plan during the six months ended June 30, 2025. The total fair value of the RSUs granted pursuant to the Manager Plan during the six months ended June 30, 2026 was $4,270,000. Stock compensation expense related to such awards for the three and six months ended June 30, 2026, was $1,349,000 and $2,756,000, respectively. As of June 30, 2026, we had $9,890,000 of total unrecognized stock compensation expense related to nonvested RSUs, which we expect to recognize over a weighted average period of 2.0 years. Stock compensation expense is recognized over the requisite service or performance period and is included in general and administrative expenses in our accompanying condensed consolidated statements of operations and comprehensive income. A summary of the status of our nonvested RSUs pursuant to the Manager Plan as of June 30, 2026 and December 31, 2025, and the changes for the six months ended June 30, 2026, is presented below:

	Number of Nonvested RSUs	Weighted Average Grant Date Fair Value - RSUs
Balance — December 31, 2025	147,468	$49.34
Granted	90,534	$47.16
Vested	(24,578)	$49.34
Balance — June 30, 2026	213,424	$48.42

12. Fair Value Measurements

Assets and Liabilities Reported at Fair Value

The table below presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2026, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—	$955	$—	$955
Total assets at fair value	$—	$955	$—	$955

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

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

There were no transfers into and out of fair value measurement levels during the six months ended June 30, 2026 and 2025.

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

Although we determined that the majority of the inputs used to value our derivative financial instruments fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with this instrument utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of June 30, 2026, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

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

The fair value of our debt security investment is estimated using a discounted cash flow analysis using interest rates available to us for investments with similar terms and maturities. The fair values of our mortgage loans payable and our lines of credit and term loan are estimated using discounted cash flow analyses using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that the valuations of our debt security investment, mortgage loans payable and lines of credit and term loan are classified in Level 2 within the fair value hierarchy. The carrying amounts and estimated fair values of such financial instruments as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Financial Assets:
Debt security investment	$92,463	$92,982	$92,136	$93,107
Financial Liabilities:
Mortgage loans payable	$873,352	$786,223	$966,925	$898,892
Lines of credit and term loan	$543,010	$549,860	$547,510	$549,946

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

We recognize the effects of an uncertain tax position on the financial statements, when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of both June 30, 2026 and December 31, 2025, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of both June 30, 2026 and December 31, 2025, our valuation allowance partially reserved our net deferred tax assets, due to historical losses and inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.

14. Leases

Lessor

We have operating leases with tenants that expire at various dates through 2050. For the three months ended June 30, 2026 and 2025, we recognized $39,124,000 and $40,546,000, respectively, of revenues related to operating lease payments, of which $8,881,000 and $9,085,000, respectively, was for variable lease payments. For the six months ended June 30, 2026 and 2025, we recognized $79,432,000 and $83,053,000, respectively, of revenues related to operating lease payments, of which $18,627,000 and $18,825,000, respectively, was for variable lease payments. As of June 30, 2026, the following table sets forth the undiscounted cash flows for future minimum base rents due under operating leases for the remaining six months ending December 31, 2026 and for each of the next four years ending December 31 and thereafter for properties that we wholly own (in thousands):

Year	Amount
2026	$58,629
2027	114,690
2028	105,647
2029	94,221
2030	82,443
Thereafter	440,440
Total	$896,070

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

The depreciable life of assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Certain of our lease agreements include rental payments that are adjusted periodically based on the United States Bureau of Labor Statistics’ Consumer Price Index and may also include other variable lease

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

costs (i.e., common area maintenance, property taxes and insurance). Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease costs were as follows (in thousands):

		Three Months Ended June 30,
Lease Cost	Classification	2026	2025
Operating lease cost(1)	Property operating expenses, rental expenses or general and administrative expenses	$8,176	$8,708
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	6	16
Interest on lease liabilities	Interest expense	2	3
Sublease income	Resident fees and services revenue or other income	(53)	(95)
Total lease cost		$8,131	$8,632

		Six Months Ended June 30,
Lease Cost	Classification	2026	2025
Operating lease cost(1)	Property operating expenses, rental expenses or general and administrative expenses	$16,373	$17,649
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	13	32
Interest on lease liabilities	Interest expense	4	7
Sublease income	Resident fees and services revenue or other income	(106)	(236)
Total lease cost		$16,284	$17,452

(1)
Includes short-term leases and variable lease costs, which are immaterial.

Additional information related to our leases for the periods presented below was as follows (dollars in thousands):

Lease Term and Discount Rate	June 30, 2026	December 31, 2025
Weighted average remaining lease term (in years):
Operating leases	11.1	11.4
Finance leases	3.1	3.6
Weighted average discount rate:
Operating leases	5.86%	5.85%
Finance leases	11.25%	11.25%

	Six Months Ended June 30,
Supplemental Disclosure of Cash Flows Information	2026	2025
Operating cash outflows related to finance leases	$4	$7
Financing cash outflows related to finance leases	$14	$29
Right-of-use assets obtained in exchange for operating lease liabilities	$185	$1,281

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Operating Leases

As of June 30, 2026, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the remaining six months ending December 31, 2026 and for each of the next four years ending December 31 and thereafter, as well as the reconciliation of those cash flows to operating lease liabilities on our accompanying condensed consolidated balance sheet (in thousands):

Year	Amount
2026	$14,283
2027	29,090
2028	29,419
2029	28,515
2030	26,625
Thereafter	66,129
Total undiscounted operating lease payments	194,061
Less: interest	(69,202)
Present value of operating lease liabilities	$124,859

Finance Leases and Financing Obligations

As of June 30, 2026, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the remaining six months ending December 31, 2026 and for each of the next four years ending December 31 and thereafter, as well as a reconciliation of those cash flows to finance lease liabilities and financing obligations (in thousands):

Year	Amount
2026	$1,532
2027	2,846
2028	2,465
2029	19,245
2030	92
Thereafter	—
Total undiscounted payments	26,180
Less: interest	(6,853)
Present value of finance lease liabilities and financing obligations	$19,327

15. Segment Reporting

Our chief operating decision maker, or CODM, who is our Chief Executive Officer, evaluates our business and makes resource allocations based on four operating segments: ISHC, SHOP, OM and triple-net leased properties. These operating segments are also our reportable segments.

Our ISHC segment includes properties that each provide a range of independent living, assisted living, memory care, skilled nursing services and certain ancillary businesses. Our SHOP segment includes senior housing, which may provide assisted living care, independent living or memory care services, that are owned and operated utilizing a RIDEA structure. Our OM segment includes buildings that are typically leased to multiple tenants under separate leases, thus requiring active management and responsibility for many of the associated operating expenses (much of which are, or can effectively be, passed through to the tenants). Our triple-net leased properties segment includes senior housing, skilled nursing facilities and hospital investments, which are single-tenant properties for which we lease the properties to unaffiliated tenants under triple-net and generally master leases that transfer the obligation for all property operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. In addition, our triple-net leased properties segment includes our debt security investment. During the first quarter of 2026, we reclassified two senior housing properties from our SHOP reportable segment to our ISHC reportable segment to align the properties that are managed by Trilogy Management Services, LLC within ISHC. Our reportable segments and the measure of segment profit or loss reviewed by our CODM were unchanged. As of and for the three and six months ended June 30, 2026, prior-period segment information presented in this Quarterly Report on Form 10-Q has been recast to conform to the current-period presentation. The reclassification had no impact on previously reported consolidated amounts.

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

Summary information for our reportable segments, including a summary of segment operating expenses, during the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	ISHC	SHOP	OM	Triple-Net Leased Properties	Three Months Ended June 30, 2026
Revenues:
Resident fees and services	$512,878	$121,641	$—	$—	$634,519
Real estate revenue	—	—	29,985	9,746	39,731
Total revenues	512,878	121,641	29,985	9,746	674,250
Less(1):
Compensation expense	260,203	53,142	—	—
Controllable expenses(2)	154,737	31,118	—	—
Non-controllable expenses(3)	13,027	5,859	—	—
Facility rental expense(4)	6,752	—	—	—
Other segment items(5)	—	—	11,493	680
Segment net operating income	$78,159	$31,522	$18,492	$9,066	$137,239

General and administrative					$19,891
Transaction, transition and restructuring costs					2,786
Depreciation and amortization					72,125
Interest expense:
Interest expense, net					(18,626)
Gain in fair value of derivative financial instruments					357
Gain on dispositions of real estate investments, net					5,647
Impairment of real estate investment					(1,719)
Income from unconsolidated entities					892
Foreign currency gain					75
Other income, net					1,914
Income before income taxes					30,977
Income tax benefit					3
Net income					$30,980

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	ISHC	SHOP	OM	Triple-Net Leased Properties	Three Months Ended June 30, 2025
Revenues:
Resident fees and services	$429,350	$71,935	$—	$—	$501,285
Real estate revenue	—	—	31,254	9,964	41,218
Total revenues	429,350	71,935	31,254	9,964	542,503
Less(1):
Compensation expense	217,588	34,982	—	—
Controllable expenses(2)	133,079	19,536	—	—
Non-controllable expenses(3)	10,471	3,351	—	—
Facility rental expense(4)	7,278	—	—	—
Other segment items(5)	—	—	12,192	798
Segment net operating income	$60,934	$14,066	$19,062	$9,166	$103,228

General and administrative					$14,943
Transaction, transition and restructuring costs					(79)
Depreciation and amortization					41,941
Interest expense:
Interest expense, net					(22,632)
Loss in fair value of derivative financial instruments					(629)
Loss on disposition of real estate investments, net					(2,676)
Impairment of real estate investments					(12,659)
Loss from unconsolidated entities					(1,238)
Foreign currency gain					2,742
Other income, net					1,480
Income before income taxes					10,811
Income tax expense					(732)
Net income					$10,079

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	ISHC	SHOP	OM	Triple-Net Leased Properties	Six Months Ended June 30, 2026
Revenues:
Resident fees and services	$1,015,621	$228,665	$—	$—	$1,244,286
Real estate revenue	—	—	60,827	19,911	80,738
Total revenues	1,015,621	228,665	60,827	19,911	1,325,024
Less(1):
Compensation expense	517,576	100,795	—	—
Controllable expenses(2)	309,010	59,628	—	—
Non-controllable expenses(3)	25,604	10,883	—	—
Facility rental expense(4)	13,513	—	—	—
Other segment items(5)	—	—	23,617	1,656
Segment net operating income	$149,918	$57,359	$37,210	$18,255	$262,742

General and administrative					$37,496
Transaction, transition and restructuring costs					4,757
Depreciation and amortization					139,187
Interest expense:
Interest expense, net					(37,422)
Gain in fair value of derivative financial instruments					1,884
Gain on dispositions of real estate investments, net					5,647
Impairment of real estate investments					(2,137)
Income from unconsolidated entities					1,684
Foreign currency loss					(744)
Other income, net					4,249
Income before income taxes					54,463
Income tax benefit					528
Net income					$54,991

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	ISHC	SHOP	OM	Triple-Net Leased Properties	Six Months Ended June 30, 2025
Revenues:
Resident fees and services	$858,042	$140,419	$—	$—	$998,461
Real estate revenue	—	—	64,448	20,197	84,645
Total revenues	858,042	140,419	64,448	20,197	1,083,106
Less(1):
Compensation expense	436,367	68,988	—	—
Controllable expenses(2)	270,239	38,727	—	—
Non-controllable expenses(3)	22,734	6,876	—	—
Facility rental expense(4)	14,777	—	—	—
Other segment items(5)	—	—	24,877	1,756
Segment net operating income	$113,925	$25,828	$39,571	$18,441	$197,765

General and administrative					$28,098
Transaction, transition and restructuring costs					1,758
Depreciation and amortization					83,055
Interest expense:
Interest expense, net					(45,577)
Loss in fair value of derivative financial instruments					(1,379)
Loss on dispositions of real estate investments, net					(3,035)
Impairment of real estate investments					(34,365)
Loss from unconsolidated entities					(3,086)
Foreign currency gain					4,158
Other income, net					3,005
Income before income taxes					4,575
Income tax expense					(1,336)
Net income					$3,239

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
•
Triple-Net Leased Properties — property taxes and insurance.

Total assets by reportable segment as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026	December 31, 2025
ISHC	$2,705,525	$2,686,143
SHOP	1,547,014	1,273,714
OM	1,029,510	1,048,810
Triple-Net Leased Properties	386,540	393,952
Other	35,329	23,607
Total assets	$5,703,918	$5,426,226

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of both June 30, 2026 and December 31, 2025, goodwill of $168,177,000, $47,812,000 and $18,953,000 was allocated to our ISHC, OM and triple-net leased properties segments, respectively.

Our portfolio of properties and other investments are located in the United States, the UK and Isle of Man. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for our operations for the periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
United States	$672,590	$540,854	$1,321,697	$1,079,903
International	1,660	1,649	3,327	3,203
Total	$674,250	$542,503	$1,325,024	$1,083,106

The following is a summary of real estate investments, net by geographic regions as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Real estate investments, net:
United States	$4,376,744	$4,140,169
International	41,757	43,250
Total	$4,418,501	$4,183,419

16. Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily our debt security investment, cash and cash equivalents, restricted cash and accounts and other receivables. We are exposed to credit risk with respect to our debt security investment, but we believe collection of the outstanding amount is probable. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants and residents is limited. We perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.

Based on leases as of June 30, 2026, properties in two states in the United States accounted for 10% or more of our total consolidated property portfolio’s annualized base rent or annualized NOI, which is based on contractual base rent from leases in effect for our non-RIDEA properties and annualized NOI for our ISHC and SHOP as of June 30, 2026. Properties located in Indiana and Ohio accounted for 33.4% and 13.8%, respectively, of our total consolidated property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

Based on leases in effect as of June 30, 2026, our ISHC, SHOP, OM and triple-net leased properties accounted for 57.1%, 21.4%, 15.8% and 5.7%, respectively, of our total consolidated property portfolio’s annualized base rent or annualized NOI. As of June 30, 2026, none of our tenants at our properties accounted for 10% or more of our total consolidated property portfolio’s annualized base rent or annualized NOI.

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

17. Earnings Per Share

The following table presents the amounts used in computing our basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to controlling interest — basic	$30,606	$9,908	$54,319	$3,104
Adjustment for net loss allocated to participating securities	(1)	(2)	(2)	(4)
Net income attributable to controlling interest — diluted	$30,605	$9,906	$54,317	$3,100

Denominator:
Denominator for basic earnings per share — weighted average shares	192,711,623	160,499,581	190,030,463	158,721,080
Effect of dilutive securities:
Nonvested restricted common stock and stock units	528,904	643,975	538,581	597,423
ESPP	830	—	830	—
Forward equity sale agreements	106,400	—	138,747	—
Denominator for diluted earnings per share — adjusted weighted average shares	193,347,757	161,143,556	190,708,621	159,318,503

Basic earnings per share:
Net income attributable to controlling interest	$0.16	$0.06	$0.29	$0.02
Diluted earnings per share:
Net income attributable to controlling interest	$0.16	$0.06	$0.28	$0.02

Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares of our common stock and all dilutive securities, if any. TBUs, RSAs and limited OP units, as well as common stock issued pursuant to the ESPP, the Manager Plan and forward sale agreements, give rise to potentially dilutive shares of our common stock.

The following securities were excluded from the computation of diluted earnings (loss) per share because such securities were anti-dilutive during the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Nonvested TBUs	49,156	—	—	48,571
Nonvested RSAs	18,158	24,336	18,158	24,336
Limited OP units	1,936,425	2,004,216	1,936,425	2,004,216
Forward sale agreements	23,380,190	3,554,525	23,380,190	3,554,525

For the three and six months ended June 30, 2026 and 2025, 604,294 and 424,788 nonvested PBUs, respectively, were treated as contingently issuable shares pursuant to ASC Topic 718, Compensation — Stock Compensation. Such contingently issuable shares were excluded from the computation of diluted earnings (loss) per share because they were anti-dilutive during the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to American Healthcare REIT, Inc. and its subsidiaries, including American Healthcare REIT Holdings, LP, except where otherwise noted.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to promote understanding of our results of operations and financial condition. Such discussion is provided as a supplement to, and should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the United States Securities and Exchange Commission, or SEC, on February 27, 2026, or the 2025 Annual Report on Form 10-K. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of June 30, 2026 and December 31, 2025, together with our results of operations for the three and six months ended June 30, 2026 and 2025 and cash flows for the six months ended June 30, 2026 and 2025. Our results of operations and financial condition, as reflected in the accompanying condensed consolidated financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors that could affect the on-going operations and occupancy of our tenants and residents.

Forward-Looking Statements

Certain statements contained in this report, other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Private Securities Litigation Reform Act of 1995 (collectively with the Securities Act and Exchange Act, or the “Acts”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in the Acts. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “can,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “possible,” “initiatives,” “focus,” “seek,” “objective,” “goal,” “strategy,” “plan,” “potential,” “potentially,” “preparing,” “projected,” “future,” “long-term,” “once,” “should,” “could,” “would,” “might,” “uncertainty,” or other similar words.

Any such forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate, and beliefs of, and assumptions made by, our management and involve uncertainties that could significantly affect our financial results. Such statements include, but are not limited to: (i) statements about our plans, strategies, initiatives and prospects, including any future capital-raising initiatives and planned or future acquisitions or dispositions of properties and other assets; and (ii) statements about our future results of operations, capital expenditures and liquidity. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs, and regulations or proposed regulations governing the operations and sales of healthcare properties; the availability of capital; our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due; our ability to maintain our qualification as a REIT for U.S. federal income tax purposes; changes in interest rates; competition in the real estate industry; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the success of our investment strategy; cybersecurity incidents and information technology failures, including unauthorized access to our computer systems and/or our vendors’ computer systems and our third-party management companies’ computer systems and/or their vendors’ computer systems; our ability to retain our executive officers and key employees; our ability to settle outstanding forward sale agreements; unexpected labor costs and inflationary pressures; changing macroeconomic, domestic legal and fiscal policies and geopolitical conditions; and those risks identified in Item 1A, Risk Factors in our 2025 Annual Report on Form 10-K, this Quarterly Report on Form 10-Q, and any future filings we make with the SEC. These risks and uncertainties should be considered in evaluating forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date on which such statements are made, and undue reliance should not be placed on such statements. We undertake no obligation to update any such statements that may become untrue because of subsequent events. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview and Background

American Healthcare REIT, Inc., a Maryland corporation, is a self-managed REIT that acquires, owns and operates a diversified portfolio of clinical healthcare real estate properties, focusing primarily on senior housing, skilled nursing facilities, outpatient medical, or OM, buildings, and other healthcare-related facilities. We have built a fully-integrated management platform that operates clinical healthcare properties throughout the United States, and in the United Kingdom and the Isle of Man. We own and operate our integrated senior health campuses, or ISHC, and senior housing operating properties, or SHOP, utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure. We have also originated and acquired secured loans and may acquire other real estate-related investments in the future on an infrequent and opportunistic basis. We generally seek investments that produce current income; however, we have selectively developed, and may continue to selectively develop, healthcare real estate properties. We have elected to be taxed as a REIT for U.S. federal income tax purposes. We believe that we have been organized and operated, and we intend to continue to operate, in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code of 1986, or the Code.

Operating Partnership

We conduct substantially all of our operations through American Healthcare REIT Holdings, LP, or our operating partnership, and we are the sole general partner of our operating partnership. As of both June 30, 2026 and December 31, 2025, we owned 99.0% of the operating partnership units, or OP units, in our operating partnership, and the remaining 1.0% of the OP units were owned by the following limited partners: (i) AHI Group Holdings, LLC, which is owned and controlled by Jeffrey T. Hanson, our Chairman of the Board of Directors and Chief Executive Officer, Danny Prosky, one of our non-executive directors, and Mathieu B. Streiff, one of our independent directors; and (ii) a wholly-owned subsidiary of Griffin Capital Company, LLC.

Real Estate Investments Portfolio

We currently operate through four reportable business segments: ISHC, SHOP, OM and triple-net leased properties. As of June 30, 2026, we owned and/or operated 347 buildings and ISHC, which represent in total approximately 23,340,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $5,728,543,000. In addition, as of June 30, 2026, we also owned a real estate-related debt investment purchased for $60,429,000.

Critical Accounting Estimates

Our accompanying condensed consolidated financial statements are prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying footnotes. These estimates are made and evaluated on an on-going basis using information that is currently available, as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions. The complete listing of our Critical Accounting Estimates was previously disclosed in our 2025 Annual Report on Form 10-K, and there have been no material changes to our Critical Accounting Estimates as disclosed therein, except as included within Note 2, Summary of Significant Accounting Policies, to our accompanying condensed consolidated financial statements.

Interim Unaudited Financial Data

For a discussion of interim unaudited financial data, see Note 2, Summary of Significant Accounting Policies — Interim Unaudited Financial Data, to our accompanying condensed consolidated financial statements. Our accompanying condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our 2025 Annual Report on Form 10-K.

Acquisitions and Dispositions in 2026

For a discussion of our acquisitions and dispositions of investments in 2026, see Note 3, Real Estate Investments, to our accompanying condensed consolidated financial statements.

Factors Which May Influence Results of Operations

Other than the effects of inflation and scheduled lease expirations discussed below, as well as other national economic conditions affecting real estate generally, and as otherwise disclosed in our risk factors, we are not aware of any material trends or uncertainties that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, disposition, management and operation of our properties. For a further discussion of these and other factors that could impact our future results or performance, see “Forward-Looking Statements” above and Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q and those Risk Factors previously disclosed in our 2025 Annual Report on Form 10-K, as filed with the SEC on February 27, 2026.

Inflation

During the six months ended June 30, 2026 and 2025, inflation has affected our operations. The annual rate of inflation in the United States was 3.5% in June 2026 and 2.7% in June 2025, as measured by the Consumer Price Index. We believe inflation has impacted our operations such that we have experienced, and continue to experience, increases in the cost of labor, services, energy and supplies, and therefore continued inflationary pressures on our ISHC and SHOP could continue to impact our profitability in future periods. To offset the impact of inflation on the cost of labor and services, our RIDEA managers may have billed higher than average annual rent and care fee increases for existing residents in 2025 and 2026, as compared to prior years, while adjusting market rates as frequently as needed based on competitor pricing and market conditions. We believe this practice will improve operating performance in our ISHC and SHOP, as well as increase rent coverage and the stability of our real estate revenue in our triple-net leased properties over time.

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

Scheduled Lease Expirations

Excluding our ISHC and SHOP, as of June 30, 2026, our properties were 90.8% leased, and, during the remainder of 2026, 2.9% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next 12 months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. As of June 30, 2026, our remaining weighted average lease term was 6.7 years, excluding our ISHC and SHOP.

Our combined ISHC and SHOP were 90.4% leased as of June 30, 2026. Substantially all of our leases with residents at such properties are for a term of one year or less.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2026 and 2025

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

We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. As of June 30, 2026, we operated through four reportable business segments: ISHC, SHOP, OM and triple-net leased properties. During the first quarter of 2026, we reclassified two senior housing properties from our SHOP segment to our ISHC segment to align the properties that are managed by Trilogy Management Services, LLC within ISHC. Prior-period segment results discussed below have been recast to conform to the current-period presentation, and the reclassification did not affect consolidated results.

The most significant drivers behind changes in our consolidated results of operations for the three and six months ended June 30, 2026 compared to the corresponding period in 2025 were primarily due to: our increase in resident occupancies and billing rates; the adverse impact of inflation, which resulted in increases in the cost of labor, services, energy and supplies; and our acquisitions and dispositions of investments. Additional information behind the changes in our consolidated results of operations is discussed in more detail below. See Note 3, Real Estate Investments, to our accompanying condensed consolidated financial statements for a further discussion of our acquisitions and dispositions during 2026. As of June 30, 2026 and 2025, we owned and/or operated the following types of properties (dollars in thousands):

	June 30,
	2026			2025
	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased % (1)	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased % (1)
ISHC	148	$2,514,087	90.7%	126	$2,037,203	89.5%
SHOP	108	1,767,424	89.7%	82	959,407	86.9%
OM	73	1,085,567	88.4%	81	1,143,645	86.1%
Triple-Net Leased Properties	18	361,465	100%	20	373,165	100%
Total/weighted average(2)	347	$5,728,543	90.8%	309	$4,513,420	89.0%

(1)
Leased percentage includes all third-party leased space at our non-RIDEA properties (including master leases), except for our ISHC and SHOP where leased percentage represents resident occupancy of the available units/beds therein.
(2)
Weighted average leased percentage excludes our ISHC and SHOP segments.

Revenues

Our primary sources of revenue include resident fees and services revenue generated by our RIDEA properties and rent from our leased, non-RIDEA properties. For the three and six months ended June 30, 2026 and 2025, resident fees and services revenue primarily consisted of rental fees related to resident leases, extended healthcare fees and other ancillary services, and real estate revenue primarily consisted of base rent and expense recoveries. The amount of revenues generated by our RIDEA properties depends principally on our ability to maintain resident occupancy rates. The amount of revenues generated by our non-RIDEA properties is dependent on our ability to maintain tenant occupancy rates of currently leased space and to lease available space at the then existing rental rates. Revenues by reportable segment consisted of the following for the periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Resident Fees and Services Revenue
ISHC	$512,878	$429,350	$1,015,621	$858,042
SHOP	121,641	71,935	228,665	140,419
Total resident fees and services revenue	634,519	501,285	1,244,286	998,461
Real Estate Revenue
OM	29,985	31,254	60,827	64,448
Triple-Net Leased Properties	9,746	9,964	19,911	20,197
Total real estate revenue	39,731	41,218	80,738	84,645
Total revenues	$674,250	$542,503	$1,325,024	$1,083,106

For our ISHC segment, we increased resident fees and services revenue by $83,528,000 and $157,579,000, respectively, for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, primarily due to: (i) increased resident occupancy, a more favorable payor mix and higher resident fees as a result of an increase in billing rates and levels of care service; (ii) an increase of $20,788,000 and $40,406,000, respectively, due to the acquisition in July 2025 of nine senior housing properties located in Ohio, Michigan and Kentucky; and (iii) an increase of $35,278,000 and $69,717,000, respectively, due to the acquisition in December 2025 of 14 senior housing properties located in Ohio, Indiana, New Mexico and North Carolina.

For our SHOP segment, resident fees and services revenue increased by $49,706,000 and $88,246,000, respectively, for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, primarily due to: (i) an increase of $814,000 and $4,232,000, respectively, due to the acquisition of one senior housing property in Virginia in April 2025; (ii) an increase of $4,076,000 and $7,980,000, respectively, due to the acquisition of three senior housing properties in Minnesota and Idaho in the third quarter of 2025; (iii) an increase of $23,033,000 and $45,709,000, respectively, due to the acquisition of 10 senior housing properties in California, Minnesota, Pennsylvania, Utah and Wisconsin in the fourth quarter of 2025; (iv) an increase of $10,918,000 and $14,945,000, respectively, due to the acquisition of seven senior housing properties in California, Kansas and Missouri in the first quarter of 2026; (v) an increase of $5,967,000 due to the acquisition of seven senior housing properties in Georgia, Minnesota and South Carolina in the second quarter of 2026; and (vi) increased resident occupancy and higher resident fees as a result of an increase in billing rates.

Property Operating Expenses and Rental Expenses

ISHC and SHOP segments typically have a higher percentage of direct operating expenses to revenue than OM segment and triple-net leased properties segment due to the nature of RIDEA-type facilities where we conduct day-to-day operations. Property operating expenses and property operating expenses as a percentage of resident fees and services revenue, as well as rental expenses and rental expenses as a percentage of real estate revenue, by reportable segment consisted of the following for the periods presented below (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Property Operating Expenses
ISHC	$434,719	84.8%	$368,416	85.8%	$865,703	85.2%	$744,117	86.7%
SHOP	90,119	74.1%	57,869	80.4%	171,306	74.9%	114,591	81.6%
Total property operating expenses	$524,838	82.7%	$426,285	85.0%	$1,037,009	83.3%	$858,708	86.0%

Rental Expenses
OM	$11,493	38.3%	$12,192	39.0%	$23,617	38.8%	$24,877	38.6%
Triple-Net Leased Properties	680	7.0%	798	8.0%	1,656	8.3%	1,756	8.7%
Total rental expenses	$12,173	30.6%	$12,990	31.5%	$25,273	31.3%	$26,633	31.5%

For our ISHC segment, total property operating expenses increased by $66,303,000 and $121,586,000, respectively, for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, primarily due to: (i) increased resident occupancy and levels of care services at the facilities within such segment, thereby increasing labor costs and other operating expenses; (ii) an increase of $16,935,000 and $33,318,000, respectively, due to the acquisition in July 2025 of nine senior housing properties located in Ohio, Michigan and Kentucky; and (iii) an increase of $31,420,000 and $62,466,000, respectively, due to the acquisition in December 2025 of 14 senior housing properties located in Ohio, Indiana, New Mexico and North Carolina.

For our SHOP segment, total property operating expenses increased by $32,250,000 and $56,715,000, respectively, for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, primarily due to: (i) an increase of $505,000 and $2,363,000, respectively, due to the acquisition of one senior housing property located in Virginia in April 2025; (ii) an increase of $2,887,000 and $5,755,000, respectively, due to the acquisitions of three senior housing properties in Minnesota and Idaho in the third quarter of 2025; (iii) an increase of $15,102,000 and $29,965,000, respectively, due to the acquisition of 10 senior housing properties in California, Minnesota, Pennsylvania, Utah and Wisconsin in the fourth quarter of 2025; (iv) an increase of $7,993,000 and $11,023,000, respectively, due to the acquisition of seven senior housing properties in California, Kansas and Missouri in the first quarter of 2026; (v) an increase of $4,236,000 due to the acquisition of seven senior housing properties in Georgia, Minnesota and South Carolina in the second quarter of 2026; and (vi) increased occupancy at the facilities within such segment, which resulted in increasing labor costs from additional staffing and other operating expenses.

General and Administrative

For the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, general and administrative expenses increased $4,948,000 and $9,398,000, respectively, primarily due to an increase in stock compensation expense of $2,577,000 and $4,884,000, respectively, and an increase in salaries and benefits expense of $2,244,000 and $3,976,000, respectively.

Depreciation and Amortization

For the three months ended June 30, 2026 and 2025, depreciation and amortization was $72,125,000 and $41,941,000, respectively, which primarily consisted of depreciation on our operating properties of $46,601,000 and $37,284,000, respectively, and amortization of our identified intangible assets of $24,787,000 and $3,916,000, respectively. For the six months ended June 30, 2026 and 2025, depreciation and amortization was $139,187,000 and $83,055,000, respectively, which primarily consisted of depreciation on our operating properties of $91,357,000 and $73,861,000, respectively, and amortization of our identified intangible assets of $46,355,000 and $7,739,000, respectively.

For the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, depreciation and amortization increased by $30,184,000 and $56,132,000, respectively, primarily attributable to an increase of $20,904,000 and $38,673,000, respectively, in the amortization of in-place leases due to property acquisitions since 2025.

Interest Expense

Interest expense, including gain or loss in fair value of derivative financial instruments, consisted of the following for the periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense:
Mortgage loans payable	$9,984	$10,529	$20,192	$21,176
Lines of credit and term loan and derivative financial instruments	7,090	9,155	14,335	18,805
Amortization of deferred financing costs:
Mortgage loans payable	451	470	920	870
Lines of credit and term loan	521	304	840	930
Amortization of debt discount/premium, net	500	503	1,001	1,020
(Gain) loss in fair value of derivative financial instruments	(357)	629	(1,884)	1,379
Loss on debt extinguishments	147	1,298	147	1,806
Interest on finance lease liabilities	2	3	4	7
Interest expense on financing obligations and other liabilities	642	715	1,338	1,405
Capitalized interest	(711)	(345)	(1,355)	(442)
Total	$18,269	$23,261	$35,538	$46,956

The decrease in total interest expense for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, was primarily due to the $2,610,000 and $5,454,000, respectively, decrease in interest expense related to a decrease in debt balances on our revolving line of credit during 2025 and 2026. Such decrease was primarily a result of the paydown of our variable-rate lines of credit using net proceeds raised from our equity offerings during 2025 and cash flow from operations. The decrease in total interest expense for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, was also driven by a $986,000 and $3,263,000, respectively, change from loss to gain in fair value of derivative financial instruments and a $1,151,000 and $1,659,000, respectively, decrease in loss on debt extinguishments.

Impairment of Real Estate Investments

As we continued to evaluate our properties based on their historical operating performance and our expected holding period, for the three and six months ended June 30, 2026, we recognized an aggregate impairment charge of $1,719,000 and $2,137,000, respectively for one and two OM buildings, respectively. For the three and six months ended June 30, 2025, we recognized an aggregate impairment charge of $12,659,000 and $34,365,000, respectively, for five and six OM buildings, respectively. See Note 3, Real Estate Investments — Impairment of Real Estate Investments, to our accompanying condensed consolidated financial statements for a further discussion.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operations, net proceeds from the issuances of shares through our equity offerings, including through the 2026 ATM Offering and the May 2026 Offering (as defined and described in Note 11, Equity — Common Stock, to our accompanying condensed consolidated financial statements), and borrowings under our lines of credit. For the next 12 months, our principal liquidity needs are to: (i) fund property operating expenses and general and administrative expenses; (ii) meet our debt service requirements (including principal and interest); (iii) fund the acquisition of real estate investments, development activities and capital expenditures; and (iv) make distributions to our stockholders, as required for us to continue to qualify as a REIT. We believe that the sources of liquidity described above will be sufficient to satisfy our cash requirements for the next 12 months and the longer-term thereafter. We do not have any material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

Material Cash Requirements

Capital Improvement Expenditures

A capital plan for each investment is established upon acquisition that contemplates the estimated capital needs of that investment, including costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include operating cash generated by the investment, capital reserves, a line of credit or other loan established with respect to the investment, other borrowings or additional equity investments from us and joint venture partners. The capital plan for each investment is adjusted through on-going, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of June 30, 2026, we had $11,251,000 of restricted cash in loan impounds and reserve accounts to fund a portion of such capital expenditures. Based on the budget for the properties we owned as of June 30, 2026, we estimate that expenditures for capital and tenant improvements as of such date will be approximately $53,250,000 for the remaining six months of 2026, although actual expenditures are predominantly discretionary and are dependent on many factors which are not presently known.

Contractual Obligations

The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and lines of credit and term loan; (ii) interest payments on our mortgage loans payable and lines of credit and term loan, excluding the effect of our interest rate swaps; (iii) operating lease obligations; and (iv) financing and other obligations as of June 30, 2026 (in thousands):

	Payments Due by Period
	2026	2027-2028	2029-2030	Thereafter	Total
Principal payments — fixed-rate debt	$64,192	$195,922	$61,695	$568,261	$890,070
Interest payments — fixed-rate debt	16,612	55,169	45,341	298,626	415,748
Principal payments — variable-rate debt	—	550,000	—	—	550,000
Interest payments — variable-rate debt (based on rates in effect as of June 30, 2026)	13,971	1,367	—	—	15,338
Operating lease obligations	14,283	58,509	55,140	66,129	194,061
Financing and other obligations	1,532	5,311	19,337	—	26,180
Total	$110,590	$866,278	$181,513	$933,016	$2,091,397

Distributions

For information on distributions, see the “Distributions” section below.

Credit Facilities

As of June 30, 2026, we are party to a credit agreement, as amended, with an aggregate maximum principal amount up to $1,350,000,000, or the 2026 Credit Facility. In addition, we are party to an agreement regarding a senior secured revolving credit facility with an aggregate maximum principal amount of $50,000,000, or the 2025 Trilogy Credit Facility. See Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements for a further discussion.

As of June 30, 2026, our aggregate borrowing capacity under the 2026 Credit Facility and the 2025 Trilogy Credit Facility was $1,400,000,000. As of June 30, 2026, our aggregate borrowings outstanding under such credit facilities was $550,000,000, and we had $850,000,000 available on such facilities.

Cash Flows

The following table sets forth changes in cash flows (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash, cash equivalents and restricted cash — beginning of period	$151,753	$123,301
Net cash provided by operating activities	199,687	132,091
Net cash used in investing activities	(376,435)	(94,862)
Net cash provided by financing activities	216,655	9,348
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(38)	113
Cash, cash equivalents and restricted cash — end of period	$191,622	$169,991

The following summary discussion of our changes in our cash flows is based on our accompanying condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Operating Activities

For the six months ended June 30, 2026 and 2025, cash flows from operating activities were primarily related to property operations, offset by payments of general and administrative expenses and interest payments on our outstanding indebtedness. In general, cash flows from operating activities are affected by the timing of cash receipts and payments, and have increased since 2025 primarily due to improved resident occupancy, an increase in billing rates and expense management at our properties operated under a RIDEA structure, the increase in the size of our real estate investments portfolio since 2025 thereby increasing our net operating income, as well as a decrease in interest paid on our outstanding indebtedness as a result of mortgage loan payoffs and paydowns on our lines of credit using net proceeds from our equity offerings in 2025. See the “Results of Operations” section above for a further discussion.

Investing Activities

For the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, the increase in net cash used in investing activities was primarily due to a $209,863,000 increase in cash paid to acquire real estate investments, a $37,929,000 increase in developments and capital expenditures, as well as a $29,120,000 decrease in proceeds from dispositions of real estate investments.

Financing Activities

For the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, the increase in net cash provided by financing activities was primarily due to a $184,467,000 increase in gross equity offering proceeds and a $44,246,000 decrease in net payments on our lines of credit and mortgage loans payable primarily using the net proceeds from equity offerings. Such amounts were partially offset by a $8,618,000 increase in payments to taxing authorities in connection with common stock directly withheld from employees and a $15,006,000 increase in distributions paid.

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

The amount of the quarterly distributions paid to our common stockholders was determined by our board and was dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our qualification as a REIT under the Code. As of June 30, 2026, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and some portion of a distribution to our stockholders may have been paid from borrowings.

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

Debt Service Requirements

A significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of June 30, 2026, we had $890,070,000 of fixed-rate mortgage loans payable outstanding secured by our properties. As of June 30, 2026, we had $550,000,000 outstanding, and $850,000,000 remained available under our lines of credit. The weighted average effective interest rate on our outstanding debt, factoring in our interest rate swaps, was 4.23% per annum as of June 30, 2026. See Note 7, Mortgage Loans Payable, and Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements.

We are required by the terms of certain loan documents to meet various financial and non-financial covenants, such as leverage ratios, net worth ratios, debt service coverage ratios and fixed charge coverage ratios. As of June 30, 2026, we were in compliance with all such covenants and requirements on our mortgage loans payable and our lines of credit and term loan. If any future covenants are violated, we anticipate seeking a waiver or amending the debt covenants with the lenders when and if such event should occur. However, there can be no assurances that management will be able to effectively achieve such plans.

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

The following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to FFO and Normalized FFO for the periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$30,980	$10,079	$54,991	$3,239
Depreciation and amortization related to real estate — consolidated properties	72,056	41,850	139,049	82,865
Depreciation and amortization related to real estate — unconsolidated entities	14	506	28	1,003
Impairment of real estate investments — consolidated properties	1,719	12,659	2,137	34,365
(Gain) loss on dispositions of real estate investments, net — consolidated properties	(5,647)	2,676	(5,647)	3,035
Net income attributable to noncontrolling interests	(374)	(171)	(672)	(135)
Depreciation, amortization, impairments and net gain/loss on dispositions — noncontrolling interests	(772)	(803)	(1,556)	(1,695)
NAREIT FFO attributable to controlling interest	$97,976	$66,796	$188,330	$122,677

Transaction, transition and restructuring costs	$2,786	$(79)	$4,757	$1,758
Amortization of above- and below-market leases	300	355	630	768
Amortization of closing costs — debt security investment	12	12	24	49
Change in deferred rent	(354)	(720)	(936)	(1,392)
Non-cash impact of changes to equity instruments	5,767	3,190	10,625	5,741
Non-cash income tax benefit	(223)	—	(947)	—
Capitalized interest	(711)	(345)	(1,355)	(442)
Loss on debt extinguishments	147	1,298	147	1,806
(Gain) loss in fair value of derivative financial instruments	(357)	629	(1,884)	1,379
Foreign currency (gain) loss	(75)	(2,742)	744	(4,158)
Adjustments for unconsolidated entities	—	5	(1)	5
Adjustments for noncontrolling interests	(79)	(22)	(130)	(72)
Normalized FFO attributable to controlling interest	$105,189	$68,377	$200,004	$128,119

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

To facilitate understanding of this financial measure, the following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to NOI for the periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$30,980	$10,079	$54,991	$3,239
General and administrative	19,891	14,943	37,496	28,098
Transaction, transition and restructuring costs	2,786	(79)	4,757	1,758
Depreciation and amortization	72,125	41,941	139,187	83,055
Interest expense	18,626	22,632	37,422	45,577
(Gain) loss in fair value of derivative financial instruments	(357)	629	(1,884)	1,379
(Gain) loss on dispositions of real estate investments, net	(5,647)	2,676	(5,647)	3,035
Impairment of real estate investments	1,719	12,659	2,137	34,365
(Income) loss from unconsolidated entities	(892)	1,238	(1,684)	3,086
Foreign currency (gain) loss	(75)	(2,742)	744	(4,158)
Other income, net	(1,914)	(1,480)	(4,249)	(3,005)
Income tax (benefit) expense	(3)	732	(528)	1,336
Net operating income	$137,239	$103,228	$262,742	$197,765

Subsequent Events

Subsequent to June 30, 2026, we acquired 11 senior housing properties included in our SHOP segment for an aggregate contract purchase price of $1,041,000,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk. There were no material changes in our market risk exposures, or in the methods we use to manage market risk, from those that were provided for in our 2025 Annual Report on Form 10-K.

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

We have entered into, and may continue to enter into, derivative financial instruments, such as interest rate swaps and interest rate caps, in order to mitigate our interest rate risk on a related financial instrument. We have not elected, and may continue to not elect, to apply hedge accounting treatment to these derivatives; therefore, changes in the fair value of interest rate derivative financial instruments were recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations and comprehensive income. As of June 30, 2026, our interest rate swaps are recorded in other assets in our accompanying condensed consolidated balance sheet at their aggregate fair value of $955,000. We do not enter into derivative transactions for speculative purposes. For information on our interest rate swaps, see Note 9, Derivative Financial Instruments, and Note 12, Fair Value Measurements, to our accompanying condensed consolidated financial statements for a further discussion.

As of June 30, 2026, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes, excluding the effect of our interest rate swaps (dollars in thousands):

	Expected Maturity Date
	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Assets
Debt security held- to-maturity	$—	$—	$93,433	$—	$—	$—	$93,433	$92,982
Weighted average interest rate on maturing fixed- rate debt security	—%	—%	4.24%	—%	—%	—%	4.24%	—
Liabilities
Fixed-rate debt — principal payments	$64,192	$56,182	$139,740	$16,963	$44,732	$568,261	$890,070	$786,223
Weighted average interest rate on maturing fixed- rate debt	3.50%	3.51%	4.40%	3.36%	4.51%	3.74%	3.84%	—
Variable-rate debt — principal payments	$—	$550,000	$—	$—	$—	$—	$550,000	$549,860
Weighted average interest rate on maturing variable- rate debt (based on rates in effect as of June 30, 2026)	—%	4.97%	—%	—%	—%	—%	4.97%	—

Debt Security Investment, Net

As of June 30, 2026, the net carrying value of our debt security investment was $92,463,000. As we expect to hold our debt security investment to maturity and the amounts due under such debt security investment are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our debt security investment, would have a significant impact on our operations. See Note 12, Fair Value Measurements, to our accompanying condensed consolidated financial statements for a discussion of the fair value of our investment in a held-to-maturity debt security. The stated interest rate on our debt security investment was 4.24% per annum as of June 30, 2026.

Mortgage Loans Payable, Net and Lines of Credit and Term Loan

Mortgage loans payable were $890,070,000 ($873,352,000, net of discount/premium and deferred financing costs) as of June 30, 2026. As of June 30, 2026, we had 84 fixed-rate mortgage loans payable with effective interest rates ranging from 2.21% to 5.99% per annum and a weighted average effective interest rate of 3.84%. In addition, as of June 30, 2026, we had $550,000,000 ($549,872,000, net of deferred financing costs) outstanding under our lines of credit and term loan, at a weighted average interest rate of 4.97% per annum.

As of June 30, 2026, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps, was 4.23% per annum. An increase in the variable interest rate on our variable-rate lines of credit and term loan constitutes a market risk. As of June 30, 2026, a 0.50% increase in the market rates of interest would have no impact on our overall annualized interest expense as all variable-rate loan balances as of June 30, 2026 have interest rate swap arrangements in place. See Note 7, Mortgage Loans Payable, and Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2026 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2026, were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of our legal proceedings, see Note 10, Commitments and Contingencies — Litigation, to our accompanying condensed consolidated financial statements.

Item 1A. Risk Factors.

There were no material changes from the risk factors previously disclosed in our 2025 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

In April 2026, we acquired 27,179 shares of our common stock, for an aggregate of $1,312,000, at a weighted average price of $48.28 per share in order to satisfy employee tax withholding requirements associated with the vesting of restricted stock awards issued pursuant to the AHR Incentive Plan. The value of the shares withheld is based on the closing price of our common stock on the day prior to the vesting date, or if such date is not a trading day, the immediately preceding trading day. In May and June 2026, we did not acquire any shares of our common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2026 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1

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

American Healthcare REIT, Inc. (Registrant)

August 7, 2026	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

August 7, 2026	By:	/s/ BRIAN S. PEAY
Date		Brian S. Peay
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)