Form 10-Q
period 2026-09-30
American Healthcare REIT, Inc.
filed 2026-11-06
CIK 1632970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

or

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

As of November 2, 2026, American Healthcare REIT, Inc. had 232,068,432 shares of Common Stock outstanding.

AMERICAN HEALTHCARE REIT, INC.

(A Maryland Corporation)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN HEALTHCARE REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2026 and December 31, 2025

(In thousands, except share and per share amounts) (Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Real estate investments, net	$5,949,084	$4,183,419
Debt investments, net	240,808	92,136
Cash and cash equivalents	222,767	114,836
Restricted cash	35,905	36,917
Accounts and other receivables, net	228,503	204,313
Identified intangible assets, net	370,206	253,236
Goodwill	234,942	234,942
Operating lease right-of-use assets, net	149,524	135,399
Other assets, net	177,618	171,028
Total assets	$7,609,357	$5,426,226

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgage loans payable, net(1)	$814,957	$966,925
Lines of credit and term loan, net(1)	549,927	549,761
Accounts payable and accrued liabilities(1)	372,123	317,742
Identified intangible liabilities, net	1,717	2,110
Financing obligations(1)	19,208	33,902
Operating lease liabilities(1)	135,430	135,603
Security deposits, prepaid rent and other liabilities(1)	66,538	59,568
Total liabilities	1,959,900	2,065,611

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests (Note 11)	66,810	—

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 200,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 1,000,000,000 shares authorized; 231,479,253 and 185,911,442 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	2,311	1,852
Additional paid-in capital	7,164,243	4,880,169
Accumulated deficit	(1,628,682)	(1,559,279)
Accumulated other comprehensive loss	(2,205)	(2,104)
Total stockholders’ equity	5,535,667	3,320,638
Noncontrolling interests	46,980	39,977
Total equity	5,582,647	3,360,615
Total liabilities, redeemable noncontrolling interests and equity	$7,609,357	$5,426,226

(1)
Such liabilities of American Healthcare REIT, Inc. represented liabilities of American Healthcare REIT Holdings, LP or its consolidated subsidiaries as of September 30, 2026 and December 31, 2025. American Healthcare REIT Holdings, LP is a variable interest entity, or VIE, and a consolidated subsidiary of American Healthcare REIT, Inc. The creditors of American Healthcare REIT Holdings, LP or its consolidated subsidiaries do not have recourse against American Healthcare REIT, Inc., except for the 2026 Credit Facility, as defined in Note 8, Lines of Credit and Term Loan, held by American Healthcare REIT Holdings, LP in the amount of $550,000 as of September 30, 2026 and the 2024 Credit Facility, as defined in Note 8, Lines of Credit and Term Loan, held by American Healthcare REIT Holdings, LP in the amount of $550,000 as of December 31, 2025, which were guaranteed by American Healthcare REIT, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2026 and 2025

(In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Resident fees and services	$701,093	$532,058	$1,945,379	$1,530,519
Real estate revenue	41,056	40,879	121,794	125,524
Total revenues	742,149	572,937	2,067,173	1,656,043
Expenses:
Property operating expenses	564,735	454,530	1,601,744	1,313,238
Rental expenses	12,619	12,592	37,892	39,225
General and administrative	21,582	14,108	59,078	42,206
Transaction, transition and restructuring costs	5,113	50	9,870	1,808
Depreciation and amortization	90,869	49,181	230,056	132,236
Total expenses	694,918	530,461	1,938,640	1,528,713
Other income (expense):
Interest expense:
Interest expense, net	(17,773)	(20,392)	(55,195)	(65,969)
(Loss) gain in fair value of derivative financial instruments	(106)	166	1,778	(1,213)
Gain (loss) on dispositions of real estate investments, net	—	691	5,647	(2,344)
Impairment of real estate investments	—	(3,768)	(2,137)	(38,133)
Income (loss) from unconsolidated entities	49	462	1,733	(2,624)
Gain on re-measurement of previously held equity interest	—	14,580	—	14,580
Foreign currency (loss) gain	(619)	(977)	(1,363)	3,181
Other income, net	3,473	2,309	7,722	5,314
Total net other expense	(14,976)	(6,929)	(41,815)	(87,208)
Income before income taxes	32,255	35,547	86,718	40,122
Income tax (expense) benefit	(740)	21,092	(212)	19,756
Net income	31,515	56,639	86,506	59,878
Net income attributable to noncontrolling interests	(302)	(712)	(974)	(847)
Net income attributable to controlling interest	$31,213	$55,927	$85,532	$59,031
Net income per common share attributable to controlling interest:
Basic	$0.14	$0.33	$0.43	$0.36
Diluted	$0.14	$0.33	$0.43	$0.36
Weighted average number of common shares outstanding:
Basic	216,783,990	169,010,301	199,046,304	162,188,510
Diluted	217,711,583	169,802,090	199,494,794	162,908,219

Net income	$31,515	$56,639	$86,506	$59,878
Other comprehensive income (loss):
Foreign currency translation adjustments	8	(121)	(101)	398
Total other comprehensive income (loss)	8	(121)	(101)	398
Comprehensive income	31,523	56,518	86,405	60,276
Comprehensive income attributable to noncontrolling interests	(302)	(712)	(974)	(847)
Comprehensive income attributable to controlling interest	$31,221	$55,806	$85,431	$59,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three and Nine Months Ended September 30, 2026 and 2025

(In thousands, except share and per share amounts) (Unaudited)

	Three Months Ended September 30, 2026
	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — June 30, 2026	194,689,026	$1,942	$5,296,586	$(1,601,768)	$(2,213)	$3,694,547	$47,344	$3,741,891
Issuance of common stock in offerings	36,833,346	368	1,877,987	—	—	1,878,355	—	1,878,355
Offering costs — common stock	—	—	(14,935)	—	—	(14,935)	—	(14,935)
Issuance of common stock related to equity compensation plans	11,492	—	357	—	—	357	—	357
Vested restricted common stock and stock units(1)	(54,611)	1	(4,981)	—	—	(4,980)	—	(4,980)
Amortization related to equity compensation plans	—	—	9,284	—	—	9,284	—	9,284
Distributions to noncontrolling interests	—	—	—	—	—	—	(721)	(721)
Adjustment to value of redeemable noncontrolling interests	—	—	(55)	—	—	(55)	—	(55)
Distributions declared ($0.25 per share)	—	—	—	(58,127)	—	(58,127)	—	(58,127)
Net income	—	—	—	31,213	—	31,213	357	31,570	(2)
Other comprehensive income	—	—	—	—	8	8	—	8
BALANCE — September 30, 2026	231,479,253	$2,311	$7,164,243	$(1,628,682)	$(2,205)	$5,535,667	$46,980	$5,582,647

	Three Months Ended September 30, 2025
	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — June 30, 2025	164,578,233	$1,638	$3,957,653	$(1,536,301)	$(1,993)	$2,420,997	$41,647	$2,462,644
Issuance of common stock in offerings	6,442,750	64	243,212	—	—	243,276	—	243,276
Offering costs — common stock	—	—	(2,608)	—	—	(2,608)	—	(2,608)
Issuance of common stock related to equity compensation plans	10,079	—	238	—	—	238	—	238
Amortization related to equity compensation plans	—	—	3,429	—	—	3,429	—	3,429
Distributions to noncontrolling interests	—	—	—	—	—	—	(606)	(606)
Distributions declared ($0.25 per share)	—	—	—	(42,961)	—	(42,961)	—	(42,961)
Net income	—	—	—	55,927	—	55,927	712	56,639	(2)
Other comprehensive loss	—	—	—	—	(121)	(121)	—	(121)
BALANCE — September 30, 2025	171,031,062	$1,702	$4,201,924	$(1,523,335)	$(2,114)	$2,678,177	$41,753	$2,719,930

AMERICAN HEALTHCARE REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY — (Continued)

For the Three and Nine Months Ended September 30, 2026 and 2025

(In thousands, except share and per share amounts) (Unaudited)

	Nine Months Ended September 30, 2026
	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2025	185,911,442	$1,852	$4,880,169	$(1,559,279)	$(2,104)	$3,320,638	$39,977	$3,360,615
Issuance of common stock in offerings	45,512,633	455	2,298,667	—	—	2,299,122	—	2,299,122
Offering costs — common stock	—	—	(18,935)	—	—	(18,935)	—	(18,935)
Issuance of common stock related to equity compensation plans	34,046	—	492	—	—	492	—	492
Vested restricted common stock and stock units(1)	21,132	4	(16,004)	—	—	(16,000)	—	(16,000)
Amortization related to equity compensation plans	—	—	19,909	—	—	19,909	—	19,909
Contribution from noncontrolling interest	—	—	—	—	—	—	7,962	7,962
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,988)	(1,988)
Adjustment to value of redeemable noncontrolling interests	—	—	(55)	—	—	(55)	—	(55)
Distributions declared ($0.75 per share)	—	—	—	(154,935)	—	(154,935)	—	(154,935)
Net income	—	—	—	85,532	—	85,532	1,029	86,561	(2)
Other comprehensive loss	—	—	—	—	(101)	(101)	—	(101)
BALANCE — September 30, 2026	231,479,253	$2,311	$7,164,243	$(1,628,682)	$(2,205)	$5,535,667	$46,980	$5,582,647

	Nine Months Ended September 30, 2025
	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE — December 31, 2024	157,446,697	$1,564	$3,720,268	$(1,458,089)	$(2,512)	$2,261,231	$42,711	$2,303,942
Issuance of common stock in offerings	13,471,440	134	479,442	—	—	479,576	—	479,576
Offering costs — common stock	—	—	(4,993)	—	—	(4,993)	—	(4,993)
Issuance of common stock related to equity compensation plans	34,415	—	238	—	—	238	—	238
Vested restricted common stock and stock units(1)	78,510	4	(2,406)	—	—	(2,402)	—	(2,402)
Amortization related to equity compensation plans	—	—	9,170	—	—	9,170	—	9,170
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,820)	(1,820)
Adjustment to value of redeemable noncontrolling interests	—	—	205	—	—	205	—	205
Distributions declared ($0.75 per share)	—	—	—	(124,277)	—	(124,277)	—	(124,277)
Net income	—	—	—	59,031	—	59,031	862	59,893	(2)
Other comprehensive income	—	—	—	—	398	398	—	398
BALANCE — September 30, 2025	171,031,062	$1,702	$4,201,924	$(1,523,335)	$(2,114)	$2,678,177	$41,753	$2,719,930

(1)
The amounts are shown net of common stock withheld to satisfy employee minimum tax withholding requirements in connection with the vesting of restricted common stock and stock units, net of forfeitures. See Note 12, Equity — Equity Compensation Plans, for further discussion.
(2)
For the three months ended September 30, 2026 and 2025, amounts exclude $(55) and $0, respectively, of net loss attributable to redeemable noncontrolling interests. For the nine months ended September 30, 2026 and 2025, amounts exclude $(55) and $(15), respectively, of net loss attributable to redeemable noncontrolling interests. See Note 11, Redeemable Noncontrolling Interests, for further discussion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2026 and 2025

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$86,506	$59,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	230,056	132,236
Other amortization	27,821	28,753
Deferred rent	(1,580)	(2,286)
Stock-based compensation	19,909	9,170
(Gain) loss on dispositions of real estate investments, net	(5,647)	2,344
Impairment of real estate investments	2,137	38,133
(Income) loss from unconsolidated entities	(1,733)	2,624
Distributions of earnings from unconsolidated entities	3	—
Deferred income tax benefit	(1,241)	(21,401)
Gain on re-measurement of previously held equity interest	—	(14,580)
Foreign currency loss (gain)	1,324	(3,194)
Loss on extinguishments of debt	147	1,784
Change in fair value of derivative financial instruments	(1,778)	1,213
Changes in operating assets and liabilities:
Accounts and other receivables	(24,810)	4,160
Other assets	5,178	(5,893)
Accounts payable and accrued liabilities	46,748	27,579
Operating lease liabilities	(21,347)	(22,793)
Security deposits, prepaid rent and other liabilities	4,886	1,549
Net cash provided by operating activities	366,579	239,276
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of real estate investments	(1,927,510)	(340,401)
Developments and capital expenditures	(151,368)	(80,429)
Proceeds from dispositions of real estate investments	7,308	46,582
Investments in unconsolidated entities	(68)	(443)
Originations of notes receivable	(146,343)	(5,855)
Principal repayments on notes receivable	—	9,625
Deferred origination costs on notes receivable	(3,224)	—
Real estate and other deposits	(8,712)	(2,398)
Proceeds from insurance recoveries	4,034	—
Net cash used in investing activities	(2,225,883)	(373,319)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgage loans payable	—	30,000
Payments on mortgage loans payable	(154,798)	(43,712)
Borrowings under the lines of credit and term loan	140,000	215,000
Payments on the lines of credit and term loan	(140,000)	(354,032)
Payments on financing and other obligations	(917)	(1,398)
Deferred financing costs	(5,485)	(259)
Debt extinguishment costs	—	(104)
Proceeds from issuance of common stock in offerings	2,299,122	479,576
Proceeds from issuance of common stock pursuant to employee stock purchase plan	492	238
Payment of offering costs	(18,449)	(4,737)
Distributions paid	(143,214)	(120,666)
Payments to taxing authorities in connection with common stock directly withheld from employees	(16,000)	(2,402)

AMERICAN HEALTHCARE REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

For the Nine Months Ended September 30, 2026 and 2025

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2026	2025
Contribution from noncontrolling interest	$7,962	$—
Distributions to noncontrolling interests	(1,985)	(1,816)
Security deposits, net	(465)	(649)
Net cash provided by financing activities	1,966,263	195,039
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	106,959	60,996
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(40)	66
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — Beginning of period	151,753	123,301
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — End of period	$258,672	$184,363

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period:
Cash and cash equivalents	$114,836	$76,702
Restricted cash	36,917	46,599
Cash, cash equivalents and restricted cash	$151,753	$123,301

End of period:
Cash and cash equivalents	$222,767	$147,364
Restricted cash	35,905	36,999
Cash, cash equivalents and restricted cash	$258,672	$184,363

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$53,410	$61,150
Income taxes	$955	$1,112
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued developments and capital expenditures	$28,464	$27,347
Distributions declared but not paid	$59,553	$43,986
Settlement of notes receivable upon acquisition of unconsolidated entity	$—	$18,000
Tenant improvement overage	$2,050	$164
Accrued offering costs	$—	$262
Redeemable noncontrolling interests	$66,810	$—
The following represents the net increase (decrease) in certain assets and liabilities in connection with our acquisitions and dispositions of investments:
Accounts and other receivables	$(602)	$3,289
Other assets, net	$(367)	$(10,958)
Accounts payable and accrued liabilities	$—	$2,591
Financing obligations	$(14,150)	$—
Security deposits and other liabilities	$—	$490

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended September 30, 2026 and 2025

The use of the words “we,” “us” or “our” refers to American Healthcare REIT, Inc. and its subsidiaries, including American Healthcare REIT Holdings, LP, except where otherwise noted.

1. Organization and Description of Business

Overview and Background

American Healthcare REIT, Inc., a Maryland corporation, is a self-managed real estate investment trust, or REIT, that acquires, owns and operates a diversified portfolio of clinical healthcare real estate properties, focusing primarily on senior housing, skilled nursing facilities, outpatient medical, or OM, buildings and other healthcare-related facilities. We have built a fully integrated management platform that operates clinical healthcare properties throughout the United States, and in the United Kingdom, or UK, and the Isle of Man. We own and operate our integrated senior health campuses, or ISHC, and senior housing operating properties, or SHOP, utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure. We have also originated and acquired secured loans and may originate and acquire other real estate-related investments in the future on an infrequent and opportunistic basis. We generally seek investments that produce current income; however, we have selectively developed, and may continue to selectively develop, healthcare real estate properties. We have elected to be taxed as a REIT for U.S. federal income tax purposes. We believe that we have been organized and operated, and we intend to continue to operate, in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code of 1986, or the Code.

Operating Partnership

We conduct substantially all of our operations through American Healthcare REIT Holdings, LP, or our operating partnership, and we are the sole general partner of our operating partnership. As of September 30, 2026 and December 31, 2025, we owned 99.2% and 99.0%, respectively, of the operating partnership units, or OP units, in our operating partnership, and the remaining 0.8% and 1.0%, respectively, of the OP units were owned by the following limited partners: (i) AHI Group Holdings, LLC, which is owned and controlled by Jeffrey T. Hanson, our Chairman of the Board of Directors and Chief Executive Officer, Danny Prosky, one of our non-executive directors, and Mathieu B. Streiff, one of our independent directors; and (ii) a wholly-owned subsidiary of Griffin Capital Company, LLC. Such limited partnership units are accounted for as noncontrolling interests in total equity in our accompanying condensed consolidated balance sheets.

Investment Portfolio

We currently operate through four reportable business segments: ISHC, SHOP, OM and triple-net leased properties, or Triple-Net Leased Properties. As of September 30, 2026, we owned and/or operated 366 buildings and ISHC, which represent in total approximately 25,437,000 square feet of gross leasable area, for an aggregate contract purchase price of $7,426,645,000. In addition, as of September 30, 2026, we originated an aggregate $146,343,000 in notes receivable and had a real estate-related debt security investment purchased for $60,429,000.

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

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We operate and intend to continue to operate in an umbrella partnership REIT structure in which our operating partnership, wholly-owned subsidiaries of our operating partnership and all non-wholly owned subsidiaries of which we have control will own substantially all of the interests in properties acquired on our behalf. We are the sole general partner of our operating partnership and as of September 30, 2026 and December 31, 2025, we owned a 99.2% and 99.0%, respectively, general partnership interest therein, and the remaining 0.8% and 1.0%, respectively, partnership interest was owned by the limited partners.

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

Revenue Recognition — Resident Fees and Services Revenue

Disaggregation of Resident Fees and Services Revenue

Resident fees and services revenue includes fees for basic housing, as well as fees for assisted living care or skilled nursing care. We record revenue when services are rendered at amounts billable to individual residents. Residency agreements are generally for a term of 30 days, with resident fees billed monthly in advance. For residents under reimbursement arrangements with third-party payors, including Medicaid, Medicare, Medicare Advantage and private insurers, revenue is recorded based on contractually agreed-upon amounts or rates on a daily, per resident basis or as services are performed.

The following tables disaggregate our resident fees and services revenue by line of business, according to whether such revenue is recognized at a point in time or over time, for the periods presented below (in thousands):

	Three Months Ended September 30,
	2026			2025
	ISHC	SHOP	Total	ISHC	SHOP	Total
Over time	$459,039	$160,529	$619,568	$376,962	$74,184	$451,146
Point in time	75,150	6,375	81,525	78,490	2,422	80,912
Total resident fees and services	$534,189	$166,904	$701,093	$455,452	$76,606	$532,058

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Nine Months Ended September 30,
	2026			2025
	ISHC	SHOP	Total	ISHC	SHOP	Total
Over time	$1,338,465	$381,888	$1,720,353	$1,092,131	$210,545	$1,302,676
Point in time	211,345	13,681	225,026	221,363	6,480	227,843
Total resident fees and services	$1,549,810	$395,569	$1,945,379	$1,313,494	$217,025	$1,530,519

The following tables disaggregate our resident fees and services revenue by payor class for the periods presented below (in thousands):

	Three Months Ended September 30,
	2026			2025
	ISHC	SHOP	Total	ISHC	SHOP	Total
Private and other payors	$201,968	$157,170	$359,138	$173,524	$67,060	$240,584
Medicare	147,271	—	147,271	135,970	—	135,970
Medicaid	120,765	9,734	130,499	102,332	9,546	111,878
Medicare Advantage	64,185	—	64,185	43,626	—	43,626
Total resident fees and services	$534,189	$166,904	$701,093	$455,452	$76,606	$532,058

	Nine Months Ended September 30,
	2026			2025
	ISHC	SHOP	Total	ISHC	SHOP	Total
Private and other payors	$595,509	$366,635	$962,144	$500,264	$189,033	$689,297
Medicare	432,897	—	432,897	394,783	—	394,783
Medicaid	332,702	28,934	361,636	294,907	27,992	322,899
Medicare Advantage	188,702	—	188,702	123,540	—	123,540
Total resident fees and services	$1,549,810	$395,569	$1,945,379	$1,313,494	$217,025	$1,530,519

Accounts Receivable, Net — Resident Fees and Services Revenue

The beginning and ending balances of accounts receivable, net — resident fees and services are as follows (in thousands):

	Medicare	Private and Other Payors	Medicaid	Medicare Advantage	Total
Beginning balance — January 1, 2026	$28,300	$59,630	$44,888	$47,724	$180,542
Ending balance — September 30, 2026	35,846	64,484	60,500	43,963	204,793
Increase (decrease)	$7,546	$4,854	$15,612	$(3,761)	$24,251

Deferred Revenue — Resident Fees and Services Revenue

Deferred revenue is included in security deposits, prepaid rent and other liabilities in our accompanying condensed consolidated balance sheets. The beginning and ending balances of deferred revenue — resident fees and services, almost all of which relates to private and other payors, are as follows (in thousands):

Total
Beginning balance — January 1, 2026	$34,464
Ending balance — September 30, 2026	40,565
Increase	$6,101

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

The following is a summary of our adjustments to allowances for the periods presented below (in thousands):

	Nine Months Ended September 30,
	2026	2025
Beginning balance	$25,336	$22,582
Additional allowances	32,147	24,166
Write-offs	(17,993)	(10,620)
Recoveries collected or adjustments	(15,499)	(7,988)
Ending balance	$23,991	$28,140

Debt Investments, Net

Debt investments, net consists of notes receivable collateralized by interests in real property or partnership interests in entities that own real property. We record such notes at amortized cost. Interest income on our notes receivable is recognized on an accrual basis over the life of the investment using the effective interest method and is included in resident fees and services revenue or real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income. Direct origination costs are deferred and amortized over the term of the note receivable as an adjustment to the yield on the note receivable. We evaluate our notes receivable held for investment for expected credit losses at each balance sheet date in accordance with Accounting Standards Codification, or ASC, 326, Financial Instruments - Credit Losses, considering, among other factors, the credit quality of the borrower and the value of the underlying collateral. An allowance for credit losses is recorded to the extent our evaluation indicates expected credit losses over the remaining life of the note.

Debt investments, net also consists of our marketable debt security investment, which is classified as held-to-maturity because we have the positive intent and ability to hold the security to maturity, and we have not recorded any unrealized holding gains or losses on such investment. Our held-to-maturity security is recorded at amortized cost and adjusted for the amortization of premiums or discounts through maturity.

See Note 4, Debt Investments, for further discussion.

Accounts Payable and Accrued Liabilities

As of September 30, 2026 and December 31, 2025, accounts payable and accrued liabilities primarily include reimbursement of payroll-related costs to the managers of our ISHC and SHOP of $80,634,000 and $55,321,000, respectively, accrued distributions of $59,553,000 and $47,832,000, respectively, insurance reserves of $54,795,000 and $51,042,000, respectively, accrued property taxes of $33,980,000 and $25,041,000, respectively, and accrued developments and capital expenditures of $28,464,000 and $37,076,000, respectively.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, or ASU 2024-03. Further, in January 2025, the FASB issued ASU 2025-01, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, or ASU 2025-01. ASU 2024-03 requires new financial statement disclosure to be provided in the notes to the financial statements in a tabular presentation related to the disaggregation of certain expense captions presented on the face of the income statement within continuing operations that include expense categories such as: (i) purchases of inventory; (ii) employee

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

compensation; (iii) depreciation; and (iv) intangible asset amortization. ASU 2024-03 and ASU 2025-01 are effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The requirements will be applied prospectively with the option for retrospective application. We are currently evaluating this guidance to determine the impact on our consolidated financial statement disclosures beginning with our Annual Report on Form 10-K for the year ending December 31, 2027.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, or ASU 2025-03. ASU 2025-03 amends the guidance in Topic 805 and Topic 810 to improve the determination of the accounting acquirer in business combinations involving VIEs. Under the new guidance, entities are required to apply the general principles in Topic 805 to identify the accounting acquirer when the legal acquiree is a VIE that meets the definition of a business, and the transaction is primarily effected by exchanging equity interests. ASU 2025-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted and should be applied prospectively to any acquisition transaction that occurs after the adoption date. We are currently evaluating this guidance to determine the impact on our consolidated financial statement disclosures beginning with our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2027.

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

3. Real Estate Investments

Our real estate investments, net consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Building, improvements and construction in process	$6,060,400	$4,420,601
Land and improvements	617,245	420,046
Furniture, fixtures and equipment	358,819	305,491
	7,036,464	5,146,138
Less: accumulated depreciation	(1,087,380)	(962,719)
Total	$5,949,084	$4,183,419

Depreciation expense for the three months ended September 30, 2026 and 2025 was $53,785,000 and $39,644,000, respectively, and for the nine months ended September 30, 2026 and 2025 was $145,142,000 and $113,505,000, respectively.

The following is a summary of our capital expenditures by reportable segment for the periods presented below (in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
ISHC	$41,144	$103,750
OM	14,403	20,080
SHOP	9,546	20,709
Triple-Net Leased Properties	—	248
Total	$65,093	$144,787

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Acquisitions of Real Estate Investments

For the nine months ended September 30, 2026, using cash, we acquired nine land parcels in Indiana, Kentucky and Ohio for an aggregate contract purchase price of $6,211,000, plus closing costs, for the future development of ISHC and two land parcels in North Carolina and Virginia for an aggregate contract purchase price of $1,550,000, plus closing costs, for the future development of SHOP. For the nine months ended September 30, 2026, we also acquired 32 senior housing properties using cash. The following is a summary of such acquisitions (dollars in thousands):

Location	Number of Buildings	Type	Date Acquired	Contract Purchase Price
Blue Springs, Kansas City and Raymore, MO	4	SHOP	02/09/26	$62,500
San Rafael, CA	1	SHOP	02/25/26	55,000
Lenexa and Olathe, KS	2	SHOP	03/18/26	45,250
Dahlonega, GA; and Boiling Springs, Lexington and Little River, SC	6	SHOP	04/01/26	86,417
Plymouth, MN	1	SHOP	06/12/26	40,500
Bedford and Hingham, MA; Basking Ridge, NJ; and Bala Cynwyd, PA	4	SHOP	07/17/26	326,000
Roseville and San Jose, CA	3	SHOP	07/29/26	345,000
Westport, CT; Lewes, DE; and Chester Springs, PA	3	SHOP	07/30/26	302,500
Sugar Hill, GA	1	SHOP	08/04/26	67,500
Redondo Beach, Redwood City and Sierra Madre, CA; White Plains, NY; and Falls Church and Reston, VA(1)	6	SHOP	08/31/26 and 09/01/26	572,000
Glastonbury, CT	1	SHOP	09/01/26	80,000
Total	32			$1,982,667

(1)
See Note 11, Redeemable Noncontrolling Interests, for information about the ownership of the properties in Redwood City and Sierra Madre, CA.

We accounted for such acquisitions of land and real estate investments completed during the nine months ended September 30, 2026 as asset acquisitions. The following table summarizes the purchase price of such assets acquired and liabilities assumed at the time of acquisition based on their relative fair values (in thousands):

2026 Acquisitions
Building and improvements	$1,567,051
In-place leases	203,507
Land	191,937
Operating lease right-of-use asset	30,458
Furniture, fixtures and equipment	23,274
Certificates of need	185
Total assets acquired	2,016,412
Operating lease liability	(15,779)
Total liabilities assumed	(15,779)
Net assets acquired	$2,000,633

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Dispositions

For the nine months ended September 30, 2026, we sold two buildings and recognized a total net gain on sales of real estate of $1,212,000. The following is a summary of such real estate sales (dollars in thousands):

Location	Number of Buildings	Type	Date Disposed	Contract Sales Price
Middletown, OH	1	OM	04/01/26	$1,000
West Des Moines, IA	1	Triple-Net Leased Property	04/16/26	7,100
Total	2			$8,100

On June 1, 2026, we sold one ISHC campus that was leased to an unaffiliated third party for total consideration of $14,150,000. The derecognition of fixed assets, intangible assets and a financing obligation resulted in a gain on disposition of $4,435,000, which is included in gain (loss) on dispositions of real estate, net, in our accompanying condensed consolidated statements of operations and comprehensive income.

Impairment of Real Estate Investments

For the three months ended September 30, 2026, we did not recognize any impairment charges on real estate investments. For the nine months ended September 30, 2026, as we continued to evaluate our properties based on their historical operating performance and our expected holding period, we recognized an aggregate impairment charge of $2,137,000 for two OM buildings. The fair value of one impaired OM building was determined based on the sales price specified in an executed purchase and sale agreement with a third-party buyer, while the fair value of the other impaired OM building was determined by its projected sales price as indicated in an independent third-party letter of intent, which were considered Level 2 measurements within the fair value hierarchy.

For the three and nine months ended September 30, 2025, we recognized an aggregate impairment charge of $3,768,000 and $38,133,000, respectively, for one and seven OM buildings, respectively. The fair value of six of the impaired OM buildings was determined by the sales price of the respective executed purchase and sale agreement with a third-party buyer, which were considered Level 2 measurements within the fair value hierarchy. The fair value of the one remaining impaired OM building was based on our expected discounted future cash flows where the most significant inputs that were used to determine the fair value of such property were the capitalization rate and the discount rate. For such impaired OM building, the capitalization rate ranged from 6.90% to 7.40%, and the discount rate ranged from 7.90% to 8.40%, which inputs were considered Level 3 measurements within the fair value hierarchy.

4. Debt Investments

As of September 30, 2026 and December 31, 2025, we had $240,808,000 and $92,136,000 of debt investments, net, respectively. The following is a summary of our debt investments, including unamortized direct origination and closing costs, net as of September 30, 2026 and December 31, 2025 (dollars in thousands):

				Balance
	Origination Date	Maturity Date	Contractual Fixed Interest Rate	September 30, 2026	December 31, 2025
Debt security investment(1)	10/15/15	01/01/28	4.24%	$92,556	$92,043
Notes receivable:
Notes secured by mortgages(2)	07/10/26	07/09/27	8.09%	85,569	—
Notes secured by partnership interests	09/01/26	03/01/28	4.95% — 7.95%	60,129	—
				238,254	92,043
Unamortized direct origination and closing costs, net				2,554	93
Total debt investments, net				$240,808	$92,136

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

(1)
Our investment in a commercial mortgage-backed debt security, or debt security, was issued by an unaffiliated mortgage trust and represented an approximate 10% beneficial ownership interest in such mortgage trust. The debt security is subordinate to all other interests in the mortgage trust and is not guaranteed by a government-sponsored entity. The debt security matures at an aggregate stated amount of $93,433,000. We evaluated credit quality indicators such as the agency ratings and the underlying collateral of such investment in order to determine expected future credit loss.
(2)
We entered into a loan agreement with an unaffiliated third party in the principal amount of £64,531,583, or approximately $86,214,000 based on the currency exchange rate on the loan origination date. The loan is denominated in UK Pound Sterling and is secured by, among other things, first mortgages on seven senior housing facilities in the UK.

The following table shows the changes in the carrying amount of debt investments, net for the periods presented below (in thousands):

	Nine Months Ended September 30,
	2026	2025
Beginning balance	$92,136	$91,264
Additions:
Originations of notes receivable	146,343	—
Accretion on debt security investment	513	788
Direct origination costs	3,224	—
Deductions:
Foreign currency translation adjustments	(645)	—
Amortization of direct origination and closing costs	(763)	(60)
Ending balance	$240,808	$91,992

Amortization expense on direct origination and closing costs for the three months ended September 30, 2026 and 2025 was $739,000 and $11,000, respectively, and for the nine months ended September 30, 2026 and 2025 was $763,000 and $60,000, respectively, which was recorded as a decrease to resident fees and services revenue or real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income. Accretion on the debt security for the three months ended September 30, 2026 and 2025 was $162,000 and $154,000, respectively, and for the nine months ended September 30, 2026 and 2025 was $513,000 and $788,000, respectively, which was recorded as an increase to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income.

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

5. Identified Intangible Assets and Liabilities

Identified intangible assets, net and identified intangible liabilities, net consisted of the following as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026	December 31, 2025
Amortized intangible assets:
In-place leases, net of accumulated amortization of $103,029 and $44,498 as of September 30, 2026 and December 31, 2025, respectively (with a weighted average remaining life of 1.9 years and 2.3 years as of September 30, 2026 and December 31, 2025, respectively)	$238,595	$118,080
Above-market leases, net of accumulated amortization of $8,215 and $7,859 as of September 30, 2026 and December 31, 2025, respectively (with a weighted average remaining life of 5.4 years and 6.3 years as of September 30, 2026 and December 31, 2025, respectively)	7,164	9,965
Unamortized intangible assets:
Certificates of need	104,180	104,924
Trade names	20,267	20,267
Total identified intangible assets, net	$370,206	$253,236

Amortized intangible liabilities:
Below-market leases, net of accumulated amortization of $2,615 and $2,336 as of September 30, 2026 and December 31, 2025, respectively (with a weighted average remaining life of 3.8 years and 4.4 years as of September 30, 2026 and December 31, 2025, respectively)	$1,717	$2,110
Total identified intangible liabilities, net	$1,717	$2,110

Amortization expense on identified intangible assets for the three months ended September 30, 2026 and 2025 was $36,759,000 and $9,272,000, respectively, which included $412,000 and $473,000, respectively, of amortization recorded as a decrease to real estate revenue for above-market leases in our accompanying condensed consolidated statements of operations and comprehensive income. Amortization expense on identified intangible assets for the nine months ended September 30, 2026 and 2025 was $84,006,000 and $18,162,000, respectively, which included $1,304,000 and $1,624,000, respectively, of amortization recorded as a decrease to real estate revenue for above-market leases in our accompanying condensed consolidated statements of operations and comprehensive income.

Amortization expense on below-market leases for the three months ended September 30, 2026 and 2025 was $131,000 and $178,000, respectively, and for the nine months ended September 30, 2026 and 2025 was $393,000 and $561,000, respectively, which is recorded as an increase to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income.

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The aggregate weighted average remaining life of the identified intangible assets was 2.0 years and 2.6 years as of September 30, 2026 and December 31, 2025, respectively. The aggregate weighted average remaining life of the identified intangible liabilities was 3.8 years and 4.4 years as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, estimated amortization expense on the identified intangible assets and liabilities for the remaining three months ending December 31, 2026 and for each of the next four years ending December 31, and thereafter was as follows (in thousands):

	Amortization Expense
Year	Intangible Assets	Intangible Liabilities
2026	$43,889	$(131)
2027	136,700	(514)
2028	53,977	(478)
2029	3,608	(338)
2030	2,994	(121)
Thereafter	4,591	(135)
Total	$245,759	$(1,717)

6. Other Assets

Other assets, net consisted of the following as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026	December 31, 2025
Deferred rent receivables	$50,499	$49,158
Prepaid expenses and other assets	41,692	49,338
Deferred tax assets, net	24,179	22,939
Inventory — finished goods	21,352	18,838
Lease commissions, net of accumulated amortization of $10,674 and $9,569 as of September 30, 2026 and December 31, 2025, respectively	16,719	17,081
Real estate deposits	9,028	6,053
Deferred financing costs, net of accumulated amortization of $969 and $1,854 as of September 30, 2026 and December 31, 2025, respectively	6,396	2,251
Investments in unconsolidated entities	5,413	3,616
Lease inducement, net of accumulated amortization of $3,509 and $3,246 as of September 30, 2026 and December 31, 2025, respectively (with a weighted average remaining life of 4.3 years and 5.0 years as of September 30, 2026 and December 31, 2025, respectively)	1,491	1,754
Derivative financial instruments	849	—
Total	$177,618	$171,028

Deferred financing costs included in other assets were related to the 2025 Trilogy Credit Facility, as defined in Note 8, Lines of Credit and Term Loan, as well as the senior unsecured revolving credit facility portions of the 2024 Credit Facility and 2026 Credit Facility, each as defined in Note 8, Lines of Credit and Term Loan. In April 2026, in connection with the amendment of the 2024 Credit Facility with the 2026 Credit Facility, we incurred a loss on extinguishment of $147,000 due to the partial write-off of unamortized deferred financing costs related to the senior unsecured revolving credit facility portion of the 2024 Credit Facility. In March 2025, in connection with the termination of our previous credit facility, we incurred a loss on extinguishment of $537,000 primarily consisting of the write-off of unamortized deferred financing costs associated with such facility. Loss on extinguishment of debt is recorded as an increase to interest expense in our accompanying condensed consolidated statements of operations and comprehensive income. See Note 8, Lines of Credit and Term Loan, for further discussion of our lines of credit. Amortization expense on lease inducement for the three months ended September 30, 2026 and 2025 was $88,000 and $87,000, respectively, and for both the nine months ended September 30, 2026 and 2025 was $263,000, which is recorded as a decrease to real estate revenue in our accompanying condensed consolidated statements of operations and comprehensive income.

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

7. Mortgage Loans Payable

Mortgage loans payable, net consisted of the following as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026	December 31, 2025
Fixed-rate debt (83 and 85 loans as of September 30, 2026 and December 31, 2025, respectively)	$830,767	$985,565
Less: deferred financing costs, net	(7,883)	(9,214)
Less: discount	(7,927)	(9,426)
Mortgage loans payable, net	$814,957	$966,925

Based on interest rates in effect as of both September 30, 2026 and December 31, 2025, effective interest rates on mortgage loans payable ranged from 2.21% to 5.99% per annum, with a weighted average effective interest rate of 3.87% and 3.73%, respectively. We are required by the terms of certain loan documents to meet certain reporting requirements and covenants, such as net worth ratios, fixed charge coverage ratios and leverage ratios.

The following table reflects the changes in the carrying amount of mortgage loans payable, net for the periods presented below (in thousands):

	Nine Months Ended September 30,
	2026	2025
Beginning balance	$966,925	$982,071
Additions:
Borrowings under mortgage loans payable	—	30,000
Amortization of deferred financing costs	1,330	1,338
Amortization of discount/premium on mortgage loans payable, net	1,500	2,717
Deductions:
Scheduled principal payments on mortgage loans payable	(154,798)	(27,267)
Early payoff of mortgage loans payable	—	(1,191)
Payoff of mortgage loans payable due to dispositions of real estate investments	—	(15,254)
Deferred financing costs	—	(1,013)
Ending balance	$814,957	$971,401

Amortization of deferred financing costs and amortization of discount/premium on mortgage loans payable is included in interest expense in our accompanying condensed consolidated statements of operations and comprehensive income. For both the three and nine months ended September 30, 2026, we did not incur any loss on the extinguishment of mortgage loans payable. For the three and nine months ended September 30, 2025, we incurred an aggregate net gain (loss) on the early extinguishment of mortgage loans payable of $26,000 and $(1,247,000), respectively, which is recorded as a decrease (increase) to interest expense in our accompanying condensed consolidated statements of operations and comprehensive income. Such net gain (loss) was related to the payoff of a mortgage loan payable due to the disposition of the underlying real estate investment in May 2025 and the early payoff of a mortgage loan payable in August 2025 that was due to mature in August 2029.

As of September 30, 2026, the principal payments due on our mortgage loans payable for the remaining three months ending December 31, 2026 and for each of the next four years ending December 31, and thereafter were as follows (in thousands):

Year	Amount
2026	$4,888
2027	56,182
2028	139,740
2029	16,963
2030	44,732
Thereafter	568,262
Total	$830,767

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

At our option, the 2024 Credit Facility bore interest at varying rates based upon (i) the Daily Simple Secured Overnight Financing Rate, or Daily Simple SOFR, plus the Applicable Rate for Daily SOFR Rate Loans or (ii) the Term Secured Overnight Financing Rate, or Term SOFR, plus the Applicable Rate for Term SOFR Rate Loans. If, under the terms of the 2024 Credit Agreement, there was an inability to determine the Daily SOFR or the Term SOFR, then the 2024 Credit Facility would have borne interest at a rate per annum equal to the Base Rate plus the Applicable Rate for Base Rate Loans. The loans could have been repaid in whole or in part without prepayment premium or penalty, subject to certain conditions.

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

On April 1, 2026, we entered into an agreement to further amend the 2024 Credit Agreement. See the “2026 Credit Facility” section below for further discussion.

2025 Trilogy Credit Facility

On October 31, 2025, we, through Trilogy RER, LLC, entered into a loan agreement, or the 2025 Trilogy Credit Agreement, with KeyBank, as lender named therein, with respect to a senior secured revolving credit facility that has an aggregate maximum principal amount of $50,000,000, or the 2025 Trilogy Credit Facility. The proceeds of the 2025 Trilogy Credit Facility may be used for acquisitions, debt repayment and general corporate and working capital purposes. Unless defined herein, all capitalized terms under this “2025 Trilogy Credit Facility” subsection are defined in the 2025 Trilogy Credit Agreement.

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

As of both September 30, 2026 and December 31, 2025, our aggregate borrowing capacity under the 2025 Trilogy Credit Facility was $50,000,000, and there were no borrowings outstanding.

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

The 2026 Credit Agreement provides for an amended revolving facility and term loan facility, or the 2026 Credit Facility, with: (i) Revolving Loans that mature on April 1, 2030, with two extension options to extend the maturity, first, until October 1, 2030, and, second, until April 1, 2031, in each case, subject to the satisfaction of certain conditions, including payment of an extension fee; and (ii) a Term Loan with a maturity date of January 19, 2027 that remains unchanged, and may not be extended. The principal amount of the Term Loan under the 2026 Credit Facility remains unchanged at $550,000,000, and the principal amount of the available Revolving Loans under the 2026 Credit Facility is increased to $800,000,000. We may also obtain up to $25,000,000 in the form of standby letters of credit pursuant to the 2026 Credit Facility. The aggregate borrowing capacity under the 2026 Credit Facility is $1,350,000,000, excluding the $25,000,000 standby letters of credit, which may be increased by an aggregate incremental amount such that after giving effect thereto, the maximum aggregate amount of Term Loans and available Revolving Loans does not exceed $1,850,000,000, subject to: (i) the terms of the 2026 Credit Agreement; and (ii) at least five business days’ prior written notice to Bank of America.

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

As of September 30, 2026, our aggregate borrowing capacity under the 2026 Credit Facility was $1,350,000,000, excluding the $25,000,000 standby letters of credit. As of September 30, 2026, our borrowings outstanding under the 2026 Credit Facility totaled $550,000,000 ($549,927,000, net of deferred financing costs related to the senior unsecured term loan facility portion of the 2026 Credit Facility), and the weighted average interest rate on such borrowings outstanding was 5.22% per annum.

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

9. Derivative Financial Instruments

We use derivative financial instruments to manage interest rate risk associated with variable-rate debt. We recorded such derivative financial instruments in our accompanying condensed consolidated balance sheets as either an asset or a liability, as applicable, measured at fair value. The following table lists the derivative financial instruments held by us as of September 30, 2026 and December 31, 2025, which were included in other assets and other liabilities in our accompanying condensed consolidated balance sheets (dollars in thousands):

						Fair Value
Instrument	Notional Amount	Index	Interest Rate	Effective Date	Maturity Date	September 30, 2026	December 31, 2025
Swap	$275,000	Daily SOFR	3.74%	02/01/2023	01/19/2026	$—	$(6)
Swap	$275,000	Daily SOFR	4.41%	08/08/2023	01/19/2026	—	(99)
Swap	$350,000	Daily SOFR	3.51%	01/20/2026	01/19/2027	542	(518)
Swap	$200,000	Daily SOFR	3.52%	01/20/2026	01/19/2027	307	(306)
						$849	$(929)

As of both September 30, 2026 and December 31, 2025, none of our derivative financial instruments were designated as hedges. Derivative financial instruments not designated as hedges are not speculative and are used to manage our exposure to interest rate movements, but do not meet the strict hedge accounting requirements. For the three months ended September 30, 2026 and 2025, we recorded a net (loss) gain in the fair value of derivative financial instruments of $(106,000) and $166,000, respectively, and for the nine months ended September 30, 2026 and 2025, we recorded a net gain (loss) in the fair value of derivative financial instruments of $1,778,000 and $(1,213,000), respectively, as a decrease (increase) to total interest expense in our accompanying condensed consolidated statements of operations and comprehensive income related to the change in the fair value of our derivative financial instruments.

See Note 13, Fair Value Measurements, for further discussion of the fair value of our derivative financial instruments.

On October 1, 2026, we, through our operating partnership, entered into an interest rate swap transaction with a notional amount of $175,000,000, an effective date of January 19, 2027 and a maturity date of January 19, 2029. Beginning on February 1, 2027, we are required to make monthly fixed-rate payments at a rate of 4.25% while the counterparty is obligated to make monthly floating-rate payments based on Daily SOFR, as defined in the swap agreement.

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

Other

Our other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business, which include calls and puts to sell or acquire properties and indemnification obligations in connection with the acquisition and disposition of real estate investments. In certain circumstances, regardless of whether we are a named party in a lawsuit, investigation, claim or other legal or regulatory proceeding, we may be contractually obligated to indemnify, defend and hold harmless our tenants, operators, managers or other third parties against, or may otherwise be responsible for, such actions, legal or regulatory proceedings or claims. In other circumstances, certain of our tenants, operators, managers or other third parties may be obligated to indemnify, defend and hold us harmless in whole or in part with respect to certain actions, legal or regulatory proceedings

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

or claims. In addition, as of September 30, 2026, we were under contract to acquire two real estate properties totaling $301,000,000 that we are obligated to purchase subject to various seller performance contingencies. In our view, these matters are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

11. Redeemable Noncontrolling Interests

On September 1, 2026, we, through our operating partnership, formed two joint ventures with affiliates of the seller to acquire each of the senior housing communities located in Redwood City, California and Sierra Madre, California, respectively. Our ownership of each joint venture is approximately 49%. The noncontrolling interests have redemption features outside of our control and are accounted for as redeemable noncontrolling interests in our accompanying condensed consolidated balance sheets.

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

	Nine Months Ended September 30,
	2026	2025
Beginning balance	$—	$220
Additions	66,810	—
Adjustment to redemption value	55	(205)
Net loss attributable to redeemable noncontrolling interests	(55)	(15)
Ending balance	$66,810	$—

12. Equity

Preferred Stock

Pursuant to our charter, we are authorized to issue 200,000,000 shares of our preferred stock, $0.01 par value per share. As of both September 30, 2026 and December 31, 2025, no shares of preferred stock were issued and outstanding.

Common Stock

Pursuant to our charter, as amended, we are authorized to issue 1,000,000,000 shares of our common stock, $0.01 par value per share. As of September 30, 2026 and December 31, 2025, we had 231,479,253 and 185,911,442 shares of our common stock issued and outstanding, respectively.

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

Our ATM offering programs allow us to enter into forward sale agreements which give us the ability to lock in a share price on the sale of common stock at or shortly after the time the forward sale agreement becomes effective, while postponing the receipt of proceeds from the sale of shares until a future date. We evaluated our forward sale agreements in accordance with ASC Subtopic 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, and concluded that they meet the conditions to be classified within equity as of September 30, 2026. Shares issuable under a forward sale agreement are reflected in the diluted earnings per share calculations for the applicable periods using the treasury stock method.

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Through September 30, 2026, we have entered into forward sale agreements pursuant to our ATM offering programs with maturities extending through October 9, 2027. For the three and nine months ended September 30, 2026, we settled a total of 19,480,946 and 24,824,847 shares of common stock, respectively, under forward sale agreements for our ATM offering programs for gross proceeds of $996,911,000 and $1,256,648,000, respectively, at an average gross price of $51.17 and $50.62 per share, respectively, before commissions, fees and other adjustments. As of September 30, 2026, a total of 9,679,138 shares of common stock remain unsettled under these agreements, representing approximately $525,809,000 in gross proceeds at an average gross price of $54.32 per share. Subsequent to September 30, 2026, we settled an additional 589,179 shares of common stock under forward sale agreements for our ATM offering programs for gross proceeds of $31,226,000, at an average gross price of $53.00 per share, before commissions, fees and other adjustments.

Follow-on Public Offerings

On November 24, 2025 and November 26, 2025, we completed a follow-on public offering, or the November 2025 Offering, for the sale of 9,315,000 shares of our common stock for gross proceeds of $447,120,000 at an average gross price of $48.00 per share, including the exercise in full of the underwriter’s option to purchase up to an additional 1,215,000 shares of common stock. In connection with the November 2025 Offering, we entered into forward sale agreements to postpone the delivery and settlement of such shares until a future date no later than May 20, 2027. For the nine months ended September 30, 2026, we settled and issued all of the remaining 3,335,386 shares of common stock outstanding pursuant to such forward sale agreements for gross proceeds of $160,099,000 at a gross price of $48.00 per share, before commissions, fees and other adjustments.

On May 22, 2026 and May 28, 2026, we completed an additional follow-on public offering, or the May 2026 Offering, for the sale of 16,100,000 shares of our common stock for gross proceeds of $811,440,000 at an average gross price of $50.40 per share, including the exercise in full of the underwriter’s option to purchase up to an additional 2,100,000 shares of common stock. In connection with the May 2026 Offering, we entered into forward sale agreements to postpone the delivery and settlement of shares until a future date no later than May 20, 2028. For both the three and nine months ended September 30, 2026, we settled and issued all of the 16,100,000 shares of common stock outstanding pursuant to such forward sale agreements for gross proceeds of $811,440,000, at a gross price of $50.40 per share, before other adjustments.

On August 12, 2026 and August 24, 2026, we completed an additional follow-on public offering, or the August 2026 Offering, for the sale of 15,237,500 shares of our common stock for gross proceeds of $819,016,000 at an average gross price of $53.75 per share, including the exercise in full of the underwriters’ option to purchase up to an additional 1,987,500 shares of common stock. In connection with the August 2026 Offering, we entered into forward sale agreements to postpone the delivery and settlement of shares until a future date no later than August 10, 2028. For both the three and nine months ended September 30, 2026, we settled 1,252,400 shares of common stock under such forward sale agreements for gross proceeds of $67,317,000 at a gross price of $53.75 per share, before other adjustments. As of September 30, 2026, a total of 13,985,100 shares of common stock remain unsettled under these agreements representing approximately $751,699,000 in gross proceeds at an average gross price of $53.75 per share.

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

The total fair value of the RSAs and RSUs granted pursuant to the AHR Incentive Plan during the nine months ended September 30, 2026 and 2025 was $20,089,000 and $12,126,000, respectively. For the three months ended September 30, 2026 and 2025, we recognized stock compensation expense related to such awards of $7,907,000 and $3,415,000, respectively, and for the nine months ended September 30, 2026 and 2025, we recognized stock compensation expense related to such awards of $15,713,000 and $9,115,000, respectively. For both the three and nine months ended September 30, 2026, stock compensation expense includes $4,594,000 related to the accelerated vesting and modification of certain outstanding equity awards in connection with our previously disclosed Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, transitions during the third quarter of 2026, net of forfeitures. Stock compensation expense is recognized over the requisite service or performance period and is included in general and administrative expenses in our accompanying condensed consolidated statements of operations and comprehensive income. As of September 30, 2026, we had $23,535,000 of total unrecognized stock compensation expense related to nonvested RSAs and RSUs, which we expect to recognize over a weighted average period of 1.9 years. A summary of the status of our nonvested RSAs and RSUs pursuant to the AHR Incentive Plan as of September 30, 2026 and December 31, 2025, and the changes for the nine months ended September 30, 2026, is presented below:

	Number of Nonvested RSAs		Weighted Average Grant Date Fair Value — RSAs	Number of Nonvested RSUs		Weighted Average Grant Date Fair Value — RSUs
Balance — December 31, 2025	753,522		$13.86	815,953		$26.41
Granted	20,752		$51.04	389,088		$54.73
Vested	(378,513)	(1)	$14.60	(328,832)	(1)	$25.75
Forfeited/cancelled	(20,926)		$13.12	(105,978)		$37.77
Balance — September 30, 2026	374,835		$15.22	770,231		$38.18

(1)
Amount includes 311,352 shares of common stock that were withheld to satisfy employee minimum tax withholding requirements associated with the vesting of RSAs and RSUs during the nine months ended September 30, 2026.

Employee Stock Purchase Plan

Pursuant to our 2024 Employee Stock Purchase Plan, or the ESPP, eligible employees may purchase shares of our common stock at a purchase price equal to the lesser of 85.0% of the fair market value of a share on the applicable enrollment date for such offering period or on the applicable exercise date. The maximum number of shares of our common stock that may be issued pursuant to the ESPP is 1,000,000 shares. For the nine months ended September 30, 2026, employees purchased and we issued 13,294 shares under the ESPP and 976,627 shares remained available for future issuance. As of December 31, 2025, 10,079 shares were purchased and issued under the ESPP.

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

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

We did not grant any equity-based awards pursuant to the Manager Plan during the nine months ended September 30, 2025. The total fair value of the RSUs granted pursuant to the Manager Plan during the nine months ended September 30, 2026 was $4,270,000. Stock compensation expense related to such awards for the three and nine months ended September 30, 2026, was $1,364,000 and $4,120,000, respectively. As of September 30, 2026, we had $8,526,000 of total unrecognized stock compensation expense related to nonvested RSUs, which we expect to recognize over a weighted average period of 1.7 years. Stock compensation expense is recognized over the requisite service or performance period and is included in general and administrative expenses in our accompanying condensed consolidated statements of operations and comprehensive income. A summary of the status of our nonvested RSUs pursuant to the Manager Plan as of September 30, 2026 and December 31, 2025, and the changes for the nine months ended September 30, 2026, is presented below:

	Number of Nonvested RSUs	Weighted Average Grant Date Fair Value — RSUs
Balance — December 31, 2025	147,468	$49.34
Granted	90,534	$47.16
Vested	(24,578)	$49.34
Balance — September 30, 2026	213,424	$48.42

13. Fair Value Measurements

Assets and Liabilities Reported at Fair Value

The table below presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2026, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—	$849	$—	$849
Total assets at fair value	$—	$849	$—	$849

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

There were no transfers into and out of fair value measurement levels during the nine months ended September 30, 2026 and 2025.

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

Although we determined that the majority of the inputs used to value our derivative financial instruments fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these instruments utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparty. However, as of September 30, 2026, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

Financial Instruments Disclosed at Fair Value

Our accompanying condensed consolidated balance sheets include the following financial instruments: notes receivable, debt security investment, cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and accrued liabilities, mortgage loans payable and borrowings under our lines of credit and term loan.

We consider the carrying values of cash and cash equivalents, restricted cash, accounts and other receivables, notes receivable and accounts payable and accrued liabilities to approximate the fair value for these financial instruments based upon an evaluation of the underlying characteristics of the instruments and market data, in light of the short period of time between origination of the instruments and their expected realization. The fair values of such financial instruments are classified in Level 2 of the fair value hierarchy.

The fair value of our debt security investment is estimated using a discounted cash flow analysis using interest rates available to us for investments with similar terms and maturities. The fair values of our mortgage loans payable and our lines of credit and term loan are estimated using discounted cash flow analyses using borrowing rates available to us for debt instruments with similar terms and maturities. We have determined that the valuations of our debt security investment, mortgage loans payable and lines of credit and term loan are classified in Level 2 within the fair value hierarchy. The carrying amounts and estimated fair values of such financial instruments as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Financial Assets:
Debt security investment	$92,614	$93,051	$92,136	$93,107
Financial Liabilities:
Mortgage loans payable	$814,957	$682,514	$966,925	$898,892
Lines of credit and term loan	$543,531	$549,871	$547,510	$549,946

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

We recognize the effects of an uncertain tax position on the financial statements, when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. As of both September 30, 2026 and December 31, 2025, we did not have any tax benefits or liabilities for uncertain tax positions that we believe should be recognized in our accompanying condensed consolidated financial statements.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is established if we believe it is more likely than not that all or a portion of the deferred tax assets are not realizable. As of both September 30, 2026 and December 31, 2025, our valuation allowance partially reserved our net deferred tax assets, due to historical losses and inherent uncertainty of future income. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance in the future.

15. Leases

Lessor

We have operating leases with tenants that expire at various dates through 2050. For the three months ended September 30, 2026 and 2025, we recognized $39,584,000 and $40,172,000, respectively, of revenues related to operating lease payments, of which $9,340,000 and $9,103,000, respectively, was for variable lease payments. For the nine months ended September 30, 2026 and 2025, we recognized $119,016,000 and $123,227,000, respectively, of revenues related to operating lease payments, of which $27,960,000 and $27,928,000, respectively, was for variable lease payments. As of September 30, 2026, the following table sets forth the undiscounted cash flows for future minimum base rents due under operating leases for the remaining three months ending December 31, 2026 and for each of the next four years ending December 31 and thereafter for properties that we wholly own (in thousands):

Year	Amount
2026	$29,537
2027	116,302
2028	107,294
2029	95,875
2030	83,990
Thereafter	445,426
Total	$878,424

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

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The components of lease costs were as follows (in thousands):

		Three Months Ended September 30,
Lease Cost	Classification	2026	2025
Operating lease cost(1)	Property operating expenses, rental expenses or general and administrative expenses	$8,271	$8,469
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	6	16
Interest on lease liabilities	Interest expense	2	3
Sublease income	Resident fees and services revenue or other income	(53)	(52)
Total lease cost		$8,226	$8,436

		Nine Months Ended September 30,
Lease Cost	Classification	2026	2025
Operating lease cost(1)	Property operating expenses, rental expenses or general and administrative expenses	$24,644	$26,118
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	19	48
Interest on lease liabilities	Interest expense	6	10
Sublease income	Resident fees and services revenue or other income	(159)	(289)
Total lease cost		$24,510	$25,887

(1)
Includes short-term leases and variable lease costs, which are immaterial.

Additional information related to our leases for the periods presented below was as follows (dollars in thousands):

Lease Term and Discount Rate	September 30, 2026	December 31, 2025
Weighted average remaining lease term (in years):
Operating leases	15.9	11.4
Finance leases	1.8	3.6
Weighted average discount rate:
Operating leases	5.75%	5.85%
Finance leases	11.25%	11.25%

	Nine Months Ended September 30,
Supplemental Disclosure of Cash Flows Information	2026	2025
Operating cash outflows related to finance leases	$6	$10
Financing cash outflows related to finance leases	$22	$44
Right-of-use assets obtained in exchange for operating lease liabilities	$15,964	$1,281

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Operating Leases

As of September 30, 2026, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the remaining three months ending December 31, 2026 and for each of the next four years ending December 31 and thereafter, as well as the reconciliation of those cash flows to operating lease liabilities on our accompanying condensed consolidated balance sheet (in thousands):

Year	Amount
2026	$7,433
2027	29,705
2028	30,080
2029	29,221
2030	27,332
Thereafter	111,372
Total undiscounted operating lease payments	235,143
Less: interest	(99,713)
Present value of operating lease liabilities	$135,430

Finance Leases and Financing Obligations

As of September 30, 2026, the following table sets forth the undiscounted cash flows of our scheduled obligations for future minimum payments for the remaining three months ending December 31, 2026 and for each of the next four years ending December 31 and thereafter, as well as a reconciliation of those cash flows to finance lease liabilities and financing obligations (in thousands):

Year	Amount
2026	$744
2027	2,846
2028	2,465
2029	19,368
2030	92
Thereafter	—
Total undiscounted payments	25,515
Less: interest	(6,307)
Present value of finance lease liabilities and financing obligations	$19,208

16. Segment Reporting

Our chief operating decision maker, or CODM, who is our Chief Executive Officer, evaluates our business and makes resource allocations based on four operating segments: ISHC, SHOP, OM and Triple-Net Leased Properties. These operating segments are also our reportable segments.

Our ISHC segment includes properties that each provide a range of independent living, assisted living, memory care, skilled nursing services and certain ancillary businesses. Our SHOP segment includes senior housing, which may provide assisted living, independent living or memory care services, that are owned and operated utilizing a RIDEA structure. In addition, our SHOP segment includes notes receivable secured by partnership interests. Our OM segment includes buildings that are typically leased to multiple tenants under separate leases, thus requiring active management and responsibility for many of the associated operating expenses (much of which are, or can effectively be, passed through to the tenants). Our Triple-Net Leased Properties segment includes senior housing, skilled nursing facilities and hospital investments, which are single-tenant properties for which we lease the properties to unaffiliated tenants under triple-net and generally master leases that transfer the obligation for all property operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. In addition, our Triple-Net Leased Properties segment includes our debt security investment and notes receivable secured by mortgages. During the first quarter of 2026, we reclassified two senior housing properties from our SHOP reportable segment to our ISHC reportable segment to align the properties that are managed by Trilogy Management Services, LLC within ISHC. Our reportable segments and the measure of segment profit or loss reviewed by our CODM were unchanged. As of and for the three and nine months ended September 30, 2026, prior-period segment information presented in this Quarterly Report on Form 10-Q has been recast to conform to the current-period presentation. The reclassification had no impact on previously reported consolidated amounts.

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

Summary information for our reportable segments, including a summary of segment operating expenses, during the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	ISHC	SHOP	OM	Triple-Net Leased Properties	Three Months Ended September 30, 2026
Revenues:
Resident fees and services	$534,189	$166,904	$—	$—	$701,093
Real estate revenue	—	—	30,666	10,390	41,056
Total revenues	534,189	166,904	30,666	10,390	742,149
Less(1):
Compensation expense	266,241	71,781	—	—
Controllable expenses(2)	158,266	40,888	—	—
Non-controllable expenses(3)	12,883	7,924	—	—
Facility rental expense(4)	6,752	—	—	—
Other segment items(5)	—	102	12,093	424
Segment net operating income	$90,047	$46,209	$18,573	$9,966	$164,795

General and administrative					$21,582
Transaction, transition and restructuring costs					5,113
Depreciation and amortization					90,869
Interest expense:
Interest expense, net					(17,773)
Loss in fair value of derivative financial instruments					(106)
Income from unconsolidated entities					49
Foreign currency loss					(619)
Other income, net					3,473
Income before income taxes					32,255
Income tax expense					(740)
Net income					$31,515

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	ISHC	SHOP	OM	Triple-Net Leased Properties	Three Months Ended September 30, 2025
Revenues:
Resident fees and services	$455,452	$76,606	$—	$—	$532,058
Real estate revenue	—	—	31,181	9,698	40,879
Total revenues	455,452	76,606	31,181	9,698	572,937
Less(1):
Compensation expense	232,752	36,851	—	—
Controllable expenses(2)	142,331	20,836	—	—
Non-controllable expenses(3)	11,171	3,559	—	—
Facility rental expense(4)	7,030	—	—	—
Other segment items(5)	—	—	12,053	539
Segment net operating income	$62,168	$15,360	$19,128	$9,159	$105,815

General and administrative					$14,108
Transaction, transition and restructuring costs					50
Depreciation and amortization					49,181
Interest expense:
Interest expense, net					(20,392)
Gain in fair value of derivative financial instruments					166
Gain on dispositions of real estate investments, net					691
Impairment of real estate investments					(3,768)
Income from unconsolidated entities					462
Gain on re-measurement of previously held equity interest					14,580
Foreign currency loss					(977)
Other income, net					2,309
Income before income taxes					35,547
Income tax benefit					21,092
Net income					$56,639

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	ISHC	SHOP	OM	Triple-Net Leased Properties	Nine Months Ended September 30, 2026
Revenues:
Resident fees and services	$1,549,810	$395,569	$—	$—	$1,945,379
Real estate revenue	—	—	91,493	30,301	121,794
Total revenues	1,549,810	395,569	91,493	30,301	2,067,173
Less(1):
Compensation expense	783,817	172,576	—	—
Controllable expenses(2)	467,276	100,516	—	—
Non-controllable expenses(3)	38,487	18,807	—	—
Facility rental expense(4)	20,265	—	—	—
Other segment items(5)	—	102	35,710	2,080
Segment net operating income	$239,965	$103,568	$55,783	$28,221	$427,537

General and administrative					$59,078
Transaction, transition and restructuring costs					9,870
Depreciation and amortization					230,056
Interest expense:
Interest expense, net					(55,195)
Gain in fair value of derivative financial instruments					1,778
Gain on dispositions of real estate investments, net					5,647
Impairment of real estate investments					(2,137)
Income from unconsolidated entities					1,733
Foreign currency loss					(1,363)
Other income, net					7,722
Income before income taxes					86,718
Income tax expense					(212)
Net income					$86,506

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	ISHC	SHOP	OM	Triple-Net Leased Properties	Nine Months Ended September 30, 2025
Revenues:
Resident fees and services	$1,313,494	$217,025	$—	$—	$1,530,519
Real estate revenue	—	—	95,629	29,895	125,524
Total revenues	1,313,494	217,025	95,629	29,895	1,656,043
Less(1):
Compensation expense	669,119	105,839	—	—
Controllable expenses(2)	412,570	59,563	—	—
Non-controllable expenses(3)	33,905	10,435	—	—
Facility rental expense(4)	21,807	—	—	—
Other segment items(5)	—	—	36,930	2,295
Segment net operating income	$176,093	$41,188	$58,699	$27,600	$303,580

General and administrative					$42,206
Transaction, transition and restructuring costs					1,808
Depreciation and amortization					132,236
Interest expense:
Interest expense, net					(65,969)
Loss in fair value of derivative financial instruments					(1,213)
Loss on dispositions of real estate investments, net					(2,344)
Impairment of real estate investments					(38,133)
Loss from unconsolidated entities					(2,624)
Gain on re-measurement of previously held equity interest					14,580
Foreign currency gain					3,181
Other income, net					5,314
Income before income taxes					40,122
Income tax benefit					19,756
Net income					$59,878

(1)
The significant expense categories and amounts below align with the segment-level information that is regularly provided to our CODM.
(2)
Controllable expenses include utilities, food, repairs and maintenance and other operating expenses.
(3)
Non-controllable expenses include property taxes and insurance.
(4)
Facility rental expense relates to properties operated, but not owned.
(5)
Other segment items for the following reportable segments primarily include:
•
OM — property taxes, insurance, utilities, management fees and certain overhead expenses.
•
Triple-Net Leased Properties — property taxes and insurance.
•
SHOP — ground lease rental expense.

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Total assets by reportable segment as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026	December 31, 2025
SHOP	$3,314,385	$1,273,714
ISHC	2,745,332	2,686,143
OM	1,037,288	1,048,810
Triple-Net Leased Properties	473,043	393,952
Other	39,309	23,607
Total assets	$7,609,357	$5,426,226

As of both September 30, 2026 and December 31, 2025, goodwill of $168,177,000, $47,812,000 and $18,953,000 was allocated to our ISHC, OM and Triple-Net Leased Properties segments, respectively.

Our portfolio of properties and other investments are located in the United States, the UK and Isle of Man. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for our operations for the periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
United States	$739,617	$571,272	$2,061,314	$1,651,175
International	2,532	1,665	5,859	4,868
Total	$742,149	$572,937	$2,067,173	$1,656,043

The following is a summary of real estate investments, net by geographic regions as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Real estate investments, net:
United States	$5,907,674	$4,140,169
International	41,410	43,250
Total	$5,949,084	$4,183,419

17. Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily our debt investments, cash and cash equivalents, restricted cash and accounts and other receivables. We are exposed to credit risk with respect to our debt investments, but we believe collection of the outstanding amounts is probable. Cash and cash equivalents are generally invested in investment-grade, short-term instruments with a maturity of three months or less when purchased. We have cash and cash equivalents in financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. As of September 30, 2026 and December 31, 2025, we had cash and cash equivalents in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants and residents is limited. We perform credit evaluations of prospective tenants and security deposits are obtained at the time of property acquisition and upon lease execution.

Based on leases in effect as of September 30, 2026, properties in two states in the United States accounted for 10% or more of our total consolidated property portfolio’s annualized base rent or annualized NOI, which is based on contractual base rent from leases in effect for our non-RIDEA properties and annualized NOI for our ISHC and SHOP as of September 30, 2026. Properties located in Indiana and Ohio accounted for 28.7% and 10.5%, respectively, of our total consolidated property portfolio’s annualized base rent or annualized NOI. Accordingly, there is a geographic concentration of risk subject to fluctuations in each state’s economy.

Based on leases in effect as of September 30, 2026, our ISHC, SHOP, OM and Triple-Net Leased Properties accounted for 51.3%, 31.2%, 12.8% and 4.7%, respectively, of our total consolidated property portfolio’s annualized base rent or annualized NOI.

AMERICAN HEALTHCARE REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of September 30, 2026, none of our tenants at our properties accounted for 10% or more of our total consolidated property portfolio’s annualized base rent or annualized NOI.

18. Earnings Per Share

The following table presents the amounts used in computing our basic and diluted earnings per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to controlling interest — basic	$31,213	$55,927	$85,532	$59,031
Adjustment for net (loss) income allocated to participating securities	(1)	3	(2)	(3)
Net income attributable to controlling interest — diluted	$31,212	$55,930	$85,530	$59,028

Denominator:
Denominator for basic earnings per share — weighted average shares	216,783,990	169,010,301	199,046,304	162,188,510
Effect of dilutive securities:
Nonvested restricted common stock and stock units	467,758	791,588	448,378	719,508
ESPP	112	201	112	201
Forward sale agreements	459,723	—	—	—
Denominator for diluted earnings per share — adjusted weighted average shares	217,711,583	169,802,090	199,494,794	162,908,219

Basic earnings per share:
Net income attributable to controlling interest	$0.14	$0.33	$0.43	$0.36
Diluted earnings per share:
Net income attributable to controlling interest	$0.14	$0.33	$0.43	$0.36

Basic earnings per share for all periods presented is computed by dividing net income applicable to common stock by the weighted average number of shares of our common stock outstanding during the period. Diluted earnings per share are computed based on the weighted average number of shares of our common stock and all dilutive securities, if any. TBUs, RSAs and limited OP units, as well as common stock issued pursuant to the ESPP, the Manager Plan and forward sale agreements, give rise to potentially dilutive shares of our common stock.

The following securities were excluded from the computation of diluted earnings per share because such securities were anti-dilutive during the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Nonvested TBUs	42,019	1,353	52,317	1,353
Nonvested RSAs	2,594	—	2,594	24,336
Limited OP units	1,936,425	2,004,216	1,936,425	2,004,216
Forward sale agreements	—	5,866,000	23,664,238	5,866,000

For the three and nine months ended September 30, 2026 and 2025, 562,582 and 424,788 nonvested PBUs, respectively, were treated as contingently issuable shares pursuant to ASC Topic 718, Compensation — Stock Compensation. Such contingently issuable shares were excluded from the computation of diluted earnings per share because they were anti-dilutive during the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to American Healthcare REIT, Inc. and its subsidiaries, including American Healthcare REIT Holdings, LP, except where otherwise noted.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to promote understanding of our results of operations and financial condition. Such discussion is provided as a supplement to, and should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the United States Securities and Exchange Commission, or SEC, on February 27, 2026, or the 2025 Annual Report on Form 10-K. Such condensed consolidated financial statements and information have been prepared to reflect our financial position as of September 30, 2026 and December 31, 2025, together with our results of operations for the three and nine months ended September 30, 2026 and 2025 and cash flows for the nine months ended September 30, 2026 and 2025. Our results of operations and financial condition, as reflected in the accompanying condensed consolidated financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions, and other factors that could affect the on-going operations and occupancy of our tenants and residents.

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

Any such forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which we operate, and beliefs of, and assumptions made by, our management and involve uncertainties that could significantly affect our financial results. Such statements include, but are not limited to: (i) statements about our plans, strategies, initiatives and prospects, including any future capital-raising initiatives and planned or future acquisitions or dispositions of properties and other assets; and (ii) statements about our future results of operations, capital expenditures and liquidity. Such statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated, including, without limitation: changes in economic conditions generally and the real estate market specifically; legislative and regulatory changes, including changes to laws governing the taxation of real estate investment trusts, or REITs, and regulations or proposed regulations governing the operations and sales of healthcare properties; the availability of capital; our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due; our ability to maintain our qualification as a REIT for U.S. federal income tax purposes; changes in interest rates; competition in the real estate industry; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to REITs; the success of our investment strategy; cybersecurity incidents and information technology failures, including unauthorized access to our computer systems and/or our vendors’ computer systems and our third-party management companies’ computer systems and/or their vendors’ computer systems; our ability to retain our executive officers and key employees; our ability to settle outstanding forward sale agreements; unexpected labor costs and inflationary pressures; changing macroeconomic, domestic legal and fiscal policies; geopolitical conditions; and those risks identified in Item 1A, Risk Factors in our 2025 Annual Report on Form 10-K, this Quarterly Report on Form 10-Q, and any future filings we make with the SEC. These risks and uncertainties should be considered in evaluating forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date on which such statements are made, and undue reliance should not be placed on such statements. We undertake no obligation to update any such statements that may become untrue because of subsequent events. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview and Background

American Healthcare REIT, Inc., a Maryland corporation, is a self-managed REIT that acquires, owns and operates a diversified portfolio of clinical healthcare real estate properties, focusing primarily on senior housing, skilled nursing facilities, outpatient medical, or OM, buildings and other healthcare-related facilities. We have built a fully integrated management platform that operates clinical healthcare properties throughout the United States, and in the United Kingdom and the Isle of Man. We own and operate our integrated senior health campuses, or ISHC, and senior housing operating properties, or SHOP, utilizing the structure permitted by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure. We have also originated and acquired secured loans and may originate and acquire other real estate-related investments in the future on an infrequent and opportunistic basis. We generally seek investments that produce current income; however, we have selectively developed, and may continue to selectively develop, healthcare real estate properties. We have elected to be taxed as a REIT for U.S. federal income tax purposes. We believe that we have been organized and operated, and we intend to continue to operate, in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code of 1986, or the Code.

Operating Partnership

We conduct substantially all of our operations through American Healthcare REIT Holdings, LP, or our operating partnership, and we are the sole general partner of our operating partnership. As of September 30, 2026 and December 31, 2025, we owned 99.2% and 99.0%, respectively, of the operating partnership units, or OP units, in our operating partnership, and the remaining 0.8% and 1.0%, respectively, of the OP units were owned by the following limited partners: (i) AHI Group Holdings, LLC, which is owned and controlled by Jeffrey T. Hanson, our Chairman of the Board of Directors and Chief Executive Officer, Danny Prosky, one of our non-executive directors, and Mathieu B. Streiff, one of our independent directors; and (ii) a wholly-owned subsidiary of Griffin Capital Company, LLC.

Investment Portfolio

We currently operate through four reportable business segments: ISHC, SHOP, OM and triple-net leased properties, or Triple-Net Leased Properties. As of September 30, 2026, we owned and/or operated 366 buildings and ISHC, which represent in total approximately 25,437,000 square feet of gross leasable area, or GLA, for an aggregate contract purchase price of $7,426,645,000. In addition, as of September 30, 2026, we originated an aggregate $146,343,000 in notes receivable and had a real estate-related debt security investment purchased for $60,429,000.

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

Inflation

During the nine months ended September 30, 2026 and 2025, inflation has affected our operations. The annual rate of inflation in the United States was 3.7% in September 2026 and 3.0% in September 2025, as measured by the Consumer Price Index. We believe inflation has impacted our operations such that we have experienced, and continue to experience, increases in the cost of labor, services, energy and supplies, and therefore continued inflationary pressures on our ISHC and SHOP could continue to impact our profitability in future periods. To offset the impact of inflation on the cost of labor and services, our RIDEA managers may have billed higher than average annual rent and care fee increases for existing residents in 2025 and 2026, as compared to prior years, while adjusting market rates as frequently as needed based on competitor pricing and market conditions. We believe this practice will improve operating performance in our ISHC and SHOP, as well as increase rent coverage and the stability of our real estate revenue in our Triple-Net Leased Properties over time.

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

Scheduled Lease Expirations

Excluding our ISHC and SHOP, as of September 30, 2026, our properties were 90.3% leased, and, during the remainder of 2026, 1.3% of the leased GLA is scheduled to expire. Our leasing strategy focuses on negotiating renewals for leases scheduled to expire during the next 12 months. In the future, if we are unable to negotiate renewals, we will try to identify new tenants or collaborate with existing tenants who are seeking additional space to occupy. As of September 30, 2026, our remaining weighted average lease term was 6.5 years, excluding our ISHC and SHOP.

Our combined ISHC and SHOP were 90.8% leased as of September 30, 2026. Substantially all of our leases with residents at such properties are for a term of one year or less.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2026 and 2025

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

We segregate our operations into reporting segments in order to assess the performance of our business in the same way that management reviews our performance and makes operating decisions. As of September 30, 2026, we operated through four reportable business segments: ISHC, SHOP, OM and Triple-Net Leased Properties. During the first quarter of 2026, we reclassified two senior housing properties from our SHOP segment to our ISHC segment to align the properties that are managed by Trilogy Management Services, LLC within ISHC. Prior-period segment results discussed below have been recast to conform to the current-period presentation, and the reclassification did not affect consolidated results.

The most significant drivers behind changes in our consolidated results of operations for the three and nine months ended September 30, 2026 compared to the corresponding periods in 2025 were primarily due to: our increase in resident occupancies and billing rates; the adverse impact of inflation, which resulted in increases in the cost of labor, services, energy and supplies; and our acquisitions and dispositions of investments. Additional information behind the changes in our consolidated results of operations is discussed in more detail below. See Note 3, Real Estate Investments, to our accompanying condensed consolidated financial statements for further discussion of our acquisitions and dispositions during 2026. As of September 30, 2026 and 2025, we owned and/or operated the following types of properties (dollars in thousands):

	September 30,
	2026			2025
	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased % (1)	Number of Buildings/ Campuses	Aggregate Contract Purchase Price	Leased % (1)
ISHC	149	$2,519,189	91.3%	135	$2,271,077	90.2%
SHOP	126	3,460,424	90.2%	85	1,025,408	88.6%
OM	73	1,085,567	87.7%	76	1,113,327	86.5%
Triple-Net Leased Properties	18	361,465	100%	19	368,665	100%
Total/weighted average(2)	366	$7,426,645	90.3%	315	$4,778,477	89.3%

(1)
Leased percentage includes all third-party leased space at our non-RIDEA properties (including master leases), except for our ISHC and SHOP where leased percentage represents resident occupancy of the available units/beds therein.
(2)
Weighted average leased percentage excludes our ISHC and SHOP segments.

Revenues

Our primary sources of revenue include resident fees and services revenue generated by our RIDEA properties and rent from our leased, non-RIDEA properties. For the three and nine months ended September 30, 2026 and 2025, resident fees and services revenue primarily consisted of rental fees related to resident leases, extended healthcare fees and other ancillary services, and real estate revenue primarily consisted of base rent related to tenant leases and expense recoveries. The amount of revenues generated by our RIDEA properties depends principally on our ability to maintain resident occupancy rates, adjust resident rent and care fees to market billing rates and optimize the quality of our payor mix. The amount of revenues generated by our non-RIDEA properties is dependent on our ability to maintain tenant occupancy rates of currently leased space and to lease available space at the then existing rental rates. Revenues by reportable segment consisted of the following for the periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Resident Fees and Services Revenue
ISHC	$534,189	$455,452	$1,549,810	$1,313,494
SHOP	166,904	76,606	395,569	217,025
Total resident fees and services revenue	701,093	532,058	1,945,379	1,530,519
Real Estate Revenue
OM	30,666	31,181	91,493	95,629
Triple-Net Leased Properties	10,390	9,698	30,301	29,895
Total real estate revenue	41,056	40,879	121,794	125,524
Total revenues	$742,149	$572,937	$2,067,173	$1,656,043

For our ISHC segment, resident fees and services revenue increased by $78,737,000 and $236,316,000, respectively, for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, primarily due to: (i) increased resident occupancy, a more favorable payor mix and higher resident fees as a result of an increase in billing rates and levels of care service; (ii) an increase of $5,077,000 and $45,484,000, respectively, due to the acquisition in July 2025 of nine senior housing properties located in Ohio, Michigan and Kentucky; and (iii) an increase of $34,977,000 and $104,693,000, respectively, due to the acquisition in December 2025 of 14 senior housing properties located in Ohio, Indiana, New Mexico and North Carolina. In addition, for both the three and nine months ended September 30, 2026, revenue for our ISHC segment included $8,815,000 for certain Ohio Medicaid quality incentive payments received pursuant to Ohio House Bill 479, or HB 479, and related to rate periods prior to 2026. HB 479 was enacted in June 2026 and appropriated funding for nursing facility quality incentive payments.

For our SHOP segment, resident fees and services revenue increased by $90,298,000 and $178,544,000, respectively, for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, primarily due to: (i) an increase of $1,070,000 and $9,343,000, respectively, due to the acquisition of three senior housing properties in Minnesota and Idaho in the third quarter of 2025; (ii) an increase of $23,850,000 and $69,559,000, respectively, due to the acquisition of 10 senior housing properties in California, Minnesota, Pennsylvania, Utah and Wisconsin in the fourth quarter of 2025; (iii) an increase of $10,680,000 and $25,625,000, respectively, due to the acquisition of seven senior housing properties in California, Kansas and Missouri in the first quarter of 2026; (iv) an increase of $7,591,000 and $13,557,000, respectively, due to the acquisition of seven senior housing properties in Georgia, Minnesota and South Carolina in the second quarter of 2026; (v) an increase of $39,958,000 due to the acquisition of 18 senior housing properties in California, Massachusetts, New Jersey, Pennsylvania, Connecticut, Delaware, Georgia, New York and Virginia in the third quarter of 2026; and (vi) increased resident occupancy and higher resident fees as a result of an increase in billing rates.

Property Operating Expenses and Rental Expenses

Our ISHC and SHOP segments typically have a higher percentage of direct operating expenses to revenue than each of our OM and Triple-Net Leased Properties segments due to the nature of RIDEA-type facilities where we conduct day-to-day operations. Property operating expenses and property operating expenses as a percentage of resident fees and services revenue, as well as rental expenses and rental expenses as a percentage of real estate revenue, by reportable segment consisted of the following for the periods presented below (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Property Operating Expenses
ISHC	$444,142	83.1%	$393,284	86.4%	$1,309,845	84.5%	$1,137,401	86.6%
SHOP	120,593	72.3%	61,246	79.9%	291,899	73.8%	175,837	81.0%
Total property operating expenses	$564,735	80.6%	$454,530	85.4%	$1,601,744	82.3%	$1,313,238	85.8%

Rental Expenses
OM	$12,093	39.4%	$12,053	38.7%	$35,710	39.0%	$36,930	38.6%
Triple-Net Leased Properties	424	4.1%	539	5.6%	2,080	6.9%	2,295	7.7%
SHOP	102	—	—	—	102	—	—	—
Total rental expenses	$12,619	30.7%	$12,592	30.8%	$37,892	31.1%	$39,225	31.2%

For our ISHC segment, total property operating expenses increased by $50,858,000 and $172,444,000, respectively, for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, primarily due to: (i) increased resident occupancy and levels of care services at the facilities within such segment, thereby increasing labor costs and other operating expenses; (ii) an increase of $2,763,000 and $36,080,000, respectively, due to the acquisition in July 2025 of nine senior housing properties located in Ohio, Michigan and Kentucky; and (iii) an increase of $30,915,000 and $93,382,000, respectively, due to the acquisition in December 2025 of 14 senior housing properties located in Ohio, Indiana, New Mexico and North Carolina.

For our SHOP segment, total property operating expenses increased by $59,347,000 and $116,062,000, respectively, for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, primarily due to: (i) an increase of $761,000 and $6,789,000, respectively, due to the acquisitions of three senior housing properties in Minnesota and Idaho in the third quarter of 2025; (ii) an increase of $16,138,000 and $46,103,000, respectively, due to the acquisition of 10 senior housing properties in California, Minnesota, Pennsylvania, Utah and Wisconsin in the fourth quarter of 2025; (iii) an increase of $8,077,000 and $19,100,000, respectively, due to the acquisition of seven senior housing properties in California, Kansas and Missouri in the first quarter of 2026; (iv) an increase of $5,581,000 and $9,817,000, respectively, due to the acquisition of seven senior housing properties in Georgia, Minnesota and South Carolina in the second quarter of 2026; (v) an increase of $26,759,000 due to the acquisition of 18 senior housing properties in California, Massachusetts, New Jersey, Pennsylvania, Connecticut, Delaware, Georgia, New York and Virginia in the third quarter of 2026; and (vi) increased occupancy at the facilities within such segment, which resulted in increasing labor costs from additional staffing and other operating expenses.

General and Administrative

For the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, general and administrative expenses increased $7,474,000 and $16,872,000, respectively, primarily due to an increase in stock compensation expense of $5,855,000 and $10,739,000, respectively, and an increase in salaries and benefits expense of $1,376,000 and $5,353,000, respectively. For both the three and nine months ended September 30, 2026, stock compensation expense includes $4,594,000 related to the accelerated vesting and modification of certain outstanding equity awards in connection with our previously disclosed Chief Executive Officer and Chief Financial Officer transitions during the third quarter of 2026, net of forfeitures.

Depreciation and Amortization

For the three months ended September 30, 2026 and 2025, depreciation and amortization was $90,869,000 and $49,181,000, respectively, which primarily consisted of depreciation on our operating properties of $53,785,000 and $39,644,000, respectively, and amortization of our identified intangible assets of $36,347,000 and $8,799,000, respectively. For the nine months ended September 30, 2026 and 2025, depreciation and amortization was $230,056,000 and $132,236,000, respectively, which primarily consisted of depreciation on our operating properties of $145,142,000 and $113,505,000, respectively, and amortization of our identified intangible assets of $82,702,000 and $16,538,000, respectively.

For the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, depreciation and amortization increased by $41,688,000 and $97,820,000, respectively, primarily attributable to an increase of $27,519,000 and $66,192,000, respectively, in the amortization of in-place lease intangible assets due to property acquisitions since 2025.

Interest Expense

Interest expense, including gain or loss in fair value of derivative financial instruments, consisted of the following for the periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense:
Mortgage loans payable	$9,437	$10,453	$29,629	$31,629
Lines of credit and term loan and derivative financial instruments	7,200	8,390	21,535	27,195
Amortization of deferred financing costs:
Mortgage loans payable	410	469	1,330	1,339
Lines of credit and term loan	521	305	1,361	1,235
Amortization of debt discount/premium, net	499	499	1,500	1,519
Loss (gain) in fair value of derivative financial instruments	106	(166)	(1,778)	1,213
(Gain) loss on debt extinguishments	—	(22)	147	1,784
Interest on finance lease liabilities	2	3	6	10
Interest expense on financing obligations and other liabilities	538	696	1,876	2,101
Capitalized interest	(834)	(401)	(2,189)	(843)
Total	$17,879	$20,226	$53,417	$67,182

The decrease in total interest expense for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, was primarily due to the $2,206,000 and $7,660,000, respectively, decrease in interest expense related to a decrease in debt balances during 2025 and 2026. Such decrease was primarily a result of the paydown of our variable-rate lines of credit and payoff of certain mortgage loans payable using net proceeds raised from our equity offerings during 2025 and cash flow from operations. The decrease in total interest expense for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was also driven by: (i) a $2,991,000 change from loss to gain in fair value of derivative financial instruments; (ii) a $1,637,000 decrease in loss on debt extinguishments; and (iii) a $1,346,000 increase in capitalized interest.

Impairment of Real Estate Investments

For the three months ended September 30, 2026, we did not recognize any impairment charges on real estate investments. For the nine months ended September 30, 2026, as we continued to evaluate our properties based on their historical operating performance and our expected holding period, we recognized an aggregate impairment charge of $2,137,000 for two OM buildings. For the three and nine months ended September 30, 2025, we recognized an aggregate impairment charge of $3,768,000 and $38,133,000, respectively, for one and seven OM buildings, respectively. See Note 3, Real Estate Investments — Impairment of Real Estate Investments, to our accompanying condensed consolidated financial statements for further discussion.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operations, net proceeds from the issuances of shares through our equity offerings, including through the 2026 ATM Offering and the August 2026 Offering (as defined and described in Note 12, Equity — Common Stock, to our accompanying condensed consolidated financial statements), and borrowings under our lines of credit (see the “Credit Facilities” section below). For the next 12 months, our principal liquidity needs are to: (i) fund property operating expenses and general and administrative expenses; (ii) meet our debt service requirements (including principal and interest); (iii) fund the acquisition of real estate investments, development activities and capital expenditures; and (iv) make distributions to our stockholders, as required for us to continue to qualify as a REIT. We believe that the sources of liquidity described above will be sufficient to satisfy our cash requirements for the next 12 months and the longer term thereafter. We do not have any material off-balance sheet arrangements that we expect would materially affect our liquidity and capital resources.

Material Cash Requirements

Capital Improvement Expenditures

A capital plan for each investment is established upon acquisition that contemplates the estimated capital needs of that investment, including costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include operating cash generated by the investment, capital reserves, a line of credit or other loan established with respect to the investment, other borrowings or additional equity investments from us and joint venture partners. The capital plan for each investment is adjusted through on-going, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs. As of September 30, 2026, we had $11,681,000 of restricted cash in loan impounds and reserve accounts to fund a portion of such capital expenditures. Based on the budget for the properties we owned as of September 30, 2026, we estimate that expenditures for capital and tenant improvements as of such date will be approximately $18,788,000 for the remaining three months of 2026, although actual expenditures are predominantly discretionary and are dependent on many factors which are not presently known.

Contractual Obligations

The following table provides information with respect to: (i) the maturity and scheduled principal repayment of our secured mortgage loans payable and lines of credit and term loan; (ii) interest payments on our mortgage loans payable and lines of credit and term loan, excluding the effect of our interest rate swaps; (iii) operating lease obligations; and (iv) financing and other obligations as of September 30, 2026 (in thousands):

	Payments Due by Period
	2026	2027-2028	2029-2030	Thereafter	Total
Principal payments — fixed-rate debt	$4,888	$195,922	$61,695	$568,262	$830,767
Interest payments — fixed-rate debt	8,032	55,169	45,341	298,626	407,168
Principal payments — variable-rate debt	—	550,000	—	—	550,000
Interest payments — variable-rate debt (based on rates in effect as of September 30, 2026)	7,337	1,436	—	—	8,773
Operating lease obligations	7,433	59,785	56,553	111,372	235,143
Financing and other obligations	744	5,311	19,460	—	25,515
Total	$28,434	$867,623	$183,049	$978,260	$2,057,366

As of September 30, 2026, we were under contract to acquire two additional real estate properties for an aggregate purchase price of $301,000,000 that we are obligated to purchase subject to various seller performance contingencies. We expect to fund these purchases, if completed, with proceeds from our equity offerings.

Distributions

For information on distributions, see the “Distributions” section below.

Credit Facilities

As of September 30, 2026, we are party to a credit agreement, as amended, with an aggregate maximum principal amount up to $1,350,000,000, which may be increased by an aggregate incremental amount (see Note 8, Lines of Credit and Term Loan, for further discussion), or the 2026 Credit Facility. In addition, we are party to an agreement regarding a senior secured revolving credit facility with an aggregate maximum principal amount of $50,000,000, or the 2025 Trilogy Credit Facility. See Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements for further discussion.

As of September 30, 2026, our aggregate borrowing capacity under the 2026 Credit Facility and the 2025 Trilogy Credit Facility was $1,400,000,000. As of September 30, 2026, our aggregate borrowings outstanding under such credit facilities were $550,000,000, and we had $850,000,000 available on such facilities, excluding the $25,000,000 standby letters of credit available pursuant to the 2026 Credit Facility.

Cash Flows

The following table sets forth changes in cash flows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash, cash equivalents and restricted cash — beginning of period	$151,753	$123,301
Net cash provided by operating activities	366,579	239,276
Net cash used in investing activities	(2,225,883)	(373,319)
Net cash provided by financing activities	1,966,263	195,039
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(40)	66
Cash, cash equivalents and restricted cash — end of period	$258,672	$184,363

The following summary discussion of our changes in our cash flows is based on our accompanying condensed consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Operating Activities

For the nine months ended September 30, 2026 and 2025, cash flows from operating activities were primarily related to property operations, offset by payments of general and administrative expenses and interest payments on our outstanding indebtedness. In general, cash flows from operating activities are affected by the timing of cash receipts and payments, and have increased since 2025 primarily due to improved resident occupancy, an increase in billing rates and expense management at our properties operated under a RIDEA structure, the increase in the size of our real estate investments portfolio since 2025 thereby increasing our net operating income, as well as a decrease in interest paid on our outstanding indebtedness as a result of mortgage loan payoffs and paydowns on our lines of credit using net proceeds from our equity offerings in 2025. See the “Results of Operations” section above for further discussion.

Investing Activities

For the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, the increase in net cash used in investing activities was primarily due to a $1,587,109,000 increase in cash paid to acquire real estate investments, a $140,488,000 increase in originations of notes receivable, a $70,939,000 increase in developments and capital expenditures, as well as a $39,274,000 decrease in proceeds from dispositions of real estate investments.

Financing Activities

For the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, the increase in net cash provided by financing activities was primarily due to a $1,819,546,000 increase in gross equity offering proceeds, partially offset by a $22,548,000 increase in distributions paid, a $13,712,000 increase in the payment of equity offering costs and a $13,598,000 increase in payments to taxing authorities in connection with common stock directly withheld from employees.

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

The amount of the quarterly distributions paid to our common stockholders was determined by our board and was dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our qualification as a REIT under the Code. As of September 30, 2026, any distributions of amounts in excess of our current and accumulated earnings and profits have resulted in a return of capital to our stockholders, and some portion of a distribution to our stockholders may have been paid from borrowings.

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

Debt Service Requirements

A significant liquidity need is the payment of principal and interest on our outstanding indebtedness. As of September 30, 2026, we had $830,767,000 of fixed-rate mortgage loans payable outstanding secured by our properties. As of September 30, 2026, we had $550,000,000 outstanding, and $850,000,000 remained available under our lines of credit. The weighted average effective interest rate on our outstanding debt, factoring in our interest rate swaps, was 4.26% per annum as of September 30, 2026. See Note 7, Mortgage Loans Payable, and Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements.

We are required by the terms of certain loan documents to meet various financial and non-financial covenants, such as leverage ratios, net worth ratios, debt service coverage ratios and fixed charge coverage ratios. As of September 30, 2026, we were in compliance with all such covenants and requirements on our mortgage loans payable and our lines of credit and term loan. If any future covenants are violated, we anticipate seeking a waiver or amending the debt covenants with the lenders when and if such event should occur. However, there can be no assurances that management will be able to effectively achieve such plans.

Funds from Operations and Normalized Funds from Operations

Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as funds from operations, or FFO, a non-GAAP financial measure, which we believe to be an appropriate supplemental performance measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure, and our management uses FFO to evaluate our performance over time. FFO is not equivalent to our net income (loss) as determined under GAAP.

Our FFO calculation complies with NAREIT’s policy, under which we define FFO as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of certain real estate assets, gains or losses upon consolidation of a previously held equity interest, and impairment writedowns of certain real estate assets and investments, plus depreciation and amortization related to real estate, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO.

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

We define normalized FFO attributable to controlling interest, or Normalized FFO, as FFO further adjusted for the following items included in the determination of GAAP net income (loss): transaction, transition and restructuring costs; amounts relating to changes in deferred rent and amortization of above- and below-market leases; the non-cash impact of changes to our equity instruments; non-cash or non-recurring income or expense; the non-cash effect of income tax benefits or expenses; capitalized interest; impairment of intangible assets and goodwill; amortization of direct origination and closing costs on debt investments; mark-to-market adjustments included in net income (loss); gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan; and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect Normalized FFO on the same basis.

However, FFO and Normalized FFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) as an indicator of our operating performance, GAAP cash flows from operations as an indicator of our liquidity or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and Normalized FFO measures and the adjustments to GAAP in calculating FFO and Normalized FFO. Presentation of this information is intended to provide useful information to investors, industry analysts and management as they compare the operating performance used by the REIT industry, although it should be noted that not all REITs calculate FFO and normalized FFO the same way, so comparisons with other REITs may not be meaningful. FFO and Normalized FFO should be reviewed in conjunction with other measurements as an indication of our performance. None of the SEC, NAREIT, or any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or Normalized FFO.

The following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to FFO and Normalized FFO for the periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$31,515	$56,639	$86,506	$59,878
Depreciation and amortization related to real estate — consolidated properties	90,800	49,115	229,849	131,980
Depreciation and amortization related to real estate — unconsolidated entities	43	15	71	1,018
Impairment of real estate investments — consolidated properties	—	3,768	2,137	38,133
(Gain) loss on dispositions of real estate investments, net — consolidated properties	—	(691)	(5,647)	2,344
Gain on re-measurement of previously held equity interest	—	(14,580)	—	(14,580)
Net income attributable to noncontrolling interests	(302)	(712)	(974)	(847)
Depreciation, amortization, impairments, net gain/loss on dispositions and gain on re-measurement — noncontrolling interests	(1,449)	(521)	(3,005)	(2,216)
NAREIT FFO attributable to controlling interest	$120,607	$93,033	$308,937	$215,710

Transaction, transition and restructuring costs	$5,113	$50	$9,870	$1,808
Amortization of above- and below-market leases	281	295	911	1,063
Amortization of direct origination and closing costs — debt investments	739	11	763	60
Change in deferred rent	(184)	(485)	(1,120)	(1,877)
Non-cash impact of changes to equity instruments(1)	9,284	3,429	19,909	9,170
Non-cash income tax benefit	(294)	(21,401)	(1,241)	(21,401)
Capitalized interest	(834)	(401)	(2,189)	(843)
(Gain) loss on debt extinguishments	—	(22)	147	1,784
Loss (gain) in fair value of derivative financial instruments	106	(166)	(1,778)	1,213
Foreign currency loss (gain)	619	977	1,363	(3,181)
Other non-recurring income(2)	(8,815)	—	(8,815)	—
Adjustments for unconsolidated entities	(1)	(1)	(2)	4
Adjustments for noncontrolling interests	(62)	211	(192)	139
Normalized FFO attributable to controlling interest	$126,559	$75,530	$326,563	$203,649

(1)
For the three and nine months ended September 30, 2026, stock compensation expense includes $4,594,000 related to the accelerated vesting and modification of certain outstanding equity awards in connection with our previously disclosed Chief Executive Officer and Chief Financial Officer transitions during the third quarter of 2026, net of forfeitures.
(2)
Represents certain Ohio Medicaid quality incentive payments received by our ISHC segment pursuant to HB 479 that do not relate to the 2026 rate period. HB 479 was enacted in June 2026 and appropriated funding for nursing facility quality incentive payments. These amounts are included in resident fees and services revenue in our accompanying condensed consolidated statements of operations and comprehensive income, but are not reflective of our on-going operating performance.

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

To facilitate understanding of this financial measure, the following is a reconciliation of net income or loss, which is the most directly comparable GAAP financial measure, to NOI for the periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$31,515	$56,639	$86,506	$59,878
General and administrative	21,582	14,108	59,078	42,206
Transaction, transition and restructuring costs	5,113	50	9,870	1,808
Depreciation and amortization	90,869	49,181	230,056	132,236
Interest expense, net	17,773	20,392	55,195	65,969
Loss (gain) in fair value of derivative financial instruments	106	(166)	(1,778)	1,213
(Gain) loss on dispositions of real estate investments, net	—	(691)	(5,647)	2,344
Impairment of real estate investments	—	3,768	2,137	38,133
(Income) loss from unconsolidated entities	(49)	(462)	(1,733)	2,624
Gain on re-measurement of previously held equity interest	—	(14,580)	—	(14,580)
Foreign currency loss (gain)	619	977	1,363	(3,181)
Other income, net	(3,473)	(2,309)	(7,722)	(5,314)
Income tax expense (benefit)	740	(21,092)	212	(19,756)
Net operating income	$164,795	$105,815	$427,537	$303,580

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk. There were no material changes in our market risk exposures, or in the methods we use to manage market risk, from those that were provided for in our 2025 Annual Report on Form 10-K, except that we are now exposed to interest rate risk on our fixed-rate notes receivable as noted below.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire and develop properties and other investments. We are also exposed to the effects of changes in interest rates as a result of our investments in real estate notes receivable. Our interest rate risk is monitored using a variety of techniques. Our interest rate risk management objectives are to limit the impact of interest rate increases on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow or lend at fixed or variable rates.

We have entered into, and may continue to enter into, derivative financial instruments, such as interest rate swaps and interest rate caps, in order to mitigate our interest rate risk on a related financial instrument. We have not elected, and may continue not to elect, to apply hedge accounting treatment to these derivatives; therefore, changes in the fair value of interest rate derivative financial instruments were recorded as a component of interest expense in gain or loss in fair value of derivative financial instruments in our accompanying condensed consolidated statements of operations and comprehensive income. As of September 30, 2026, our interest rate swaps are recorded in other assets in our accompanying condensed consolidated balance sheet at their aggregate fair value of $849,000. We do not enter into derivative transactions for speculative purposes. For information on our interest rate swaps, see Note 9, Derivative Financial Instruments, and Note 13, Fair Value Measurements, to our accompanying condensed consolidated financial statements for further discussion.

As of September 30, 2026, the table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes, excluding the effect of our interest rate swaps (dollars in thousands):

	Expected Maturity Date
	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Assets
Fixed-rate notes receivable — principal payments	$—	$85,569	$60,129	$—	$—	$—	$145,698	$145,698
Weighted average interest rate on maturing fixed- rate notes receivable	—%	8.09%	5.98%	—%	—%	—%	7.22%	—
Debt security held- to-maturity	$—	$—	$93,433	$—	$—	$—	$93,433	$93,051
Weighted average interest rate on maturing fixed- rate debt security	—%	—%	4.24%	—%	—%	—%	4.24%	—
Liabilities
Fixed-rate debt — principal payments	$4,888	$56,182	$139,740	$16,963	$44,732	$568,262	$830,767	$682,514
Weighted average interest rate on maturing fixed- rate debt	3.52%	3.51%	4.40%	3.36%	4.51%	3.74%	3.87%	—
Variable-rate debt — principal payments	$—	$550,000	$—	$—	$—	$—	$550,000	$549,871
Weighted average interest rate on maturing variable- rate debt (based on rates in effect as of September 30, 2026)	—%	5.22%	—%	—%	—%	—%	5.22%	—

Debt Investments

As of September 30, 2026, the net carrying value of our debt investments was $240,808,000. As we expect to hold our fixed-rate debt investments to maturity and the amounts due under such debt investments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed-rate debt investments, would have a significant impact on our operations. See Note 13, Fair Value Measurements, to our accompanying condensed consolidated financial statements for a discussion of the fair value of our debt investments. The weighted average effective interest rate on our outstanding debt investments was 6.06% per annum as of September 30, 2026.

Mortgage Loans Payable and Lines of Credit and Term Loan

Mortgage loans payable were $830,767,000 ($814,957,000, net of discount/premium and deferred financing costs) as of September 30, 2026. As of September 30, 2026, we had 83 fixed-rate mortgage loans payable with effective interest rates ranging from 2.21% to 5.99% per annum and a weighted average effective interest rate of 3.87%. In addition, as of September 30, 2026, we had $550,000,000 ($549,927,000, net of deferred financing costs) outstanding under our lines of credit and term loan, at a weighted average interest rate of 5.22% per annum.

As of September 30, 2026, the weighted average effective interest rate on our outstanding debt, factoring in our fixed-rate interest rate swaps, was 4.26% per annum. An increase in the variable interest rate on our variable-rate lines of credit and term loan constitutes a market risk. As of September 30, 2026, a 0.50% increase in the market rates of interest would have no impact on our overall annualized interest expense as all variable-rate loan balances as of September 30, 2026 have interest rate swap arrangements in place. See Note 7, Mortgage Loans Payable, and Note 8, Lines of Credit and Term Loan, to our accompanying condensed consolidated financial statements.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2026 was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2026, were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

In July 2026, we acquired 59,945 shares of our common stock, for an aggregate of $3,396,000, at a weighted average price of $56.66 per share in order to satisfy employee tax withholding requirements associated with the vesting of restricted stock awards issued pursuant to the AHR Incentive Plan. The value of the shares withheld is based on the closing price of our common stock on the day prior to the vesting date, or if such date is not a trading day, the immediately preceding trading day. In August and September 2026, we did not acquire any shares of our common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2026 (and are numbered in accordance with Item 601 of Regulation S-K).

3.1

Fourth Articles of Amendment and Restatement of Griffin-American Healthcare REIT IV, Inc., dated October 1, 2021 (included as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55775) filed October 1, 2021 and incorporated herein by reference)

3.2

Articles of Amendment (Reverse Stock Split) of American Healthcare REIT, Inc., dated November 15, 2022 (included as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55775) filed November 16, 2022 and incorporated herein by reference)

3.3

Articles of Amendment (Par Value Decrease) of American Healthcare REIT, Inc., dated November 15, 2022 (included as Exhibit 3.2 to our Current Report on Form 8-K (File No. 000-55775) filed November 16, 2022 and incorporated herein by reference)

3.4

Articles Supplementary (Common Stock Reclassification) of American Healthcare REIT, Inc., dated January 26, 2024 (included as Exhibit 3.1 to our Current Report on Form 8-K (File No. 000-55775) filed January 30, 2024 and incorporated herein by reference)

3.5

Articles Supplementary (Subtitle 8 Opt-Out) of American Healthcare REIT, Inc., dated February 7, 2024 (included as Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-41951) filed February 12, 2024 and incorporated herein by reference)

3.6

Second Amended and Restated Bylaws of American Healthcare REIT, Inc. (included as Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-41951) filed February 24, 2025 and incorporated herein by reference)

10.1

Release of Claims Agreement, dated July 21, 2026, by and among, American Healthcare REIT, Inc., American Healthcare Opps Holdings, LLC and Danny Prosky (included as Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-41951) filed July 22, 2026 and incorporated herein by reference)

10.2*+^

Purchase Agreement, dated August 10, 2026, by and among, American Healthcare REIT Holdings, LP, Kensington Senior Living, LLC, White Plains Kensington Borrower, LLC, White Plains Kensington, LLC, Kensington SM GP LLC, FSDW Redwood City LLC, The Kensington of Falls Church, LLC, Kensington Redondo Owner LLC, and Kensington Reston Owner, LLC

10.3*+^	Purchase Agreement, dated August 10, 2026, by and among, American Healthcare REIT Holdings, LP, Kensington Senior Living, LLC and FSP-Kensington, LLC

10.4*+^	Purchase Agreement, dated August 10, 2026, by and among, American Healthcare REIT Holdings, LP, Kensington Senior Living, LLC and Regency Kensington Bethesda Owner, LLC

10.5†+

Employment Letter, dated as of September 2, 2026, by and between American Healthcare REIT, Inc. and Aric Chang (included as Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-41951) filed September 2, 2026 and incorporated herein by reference)

10.6†^

Transition and Separation Agreement and General Release, dated September 2, 2026, by and among, American Healthcare REIT, Inc., American Healthcare Opps Holdings, LLC and Brian S. Peay (included as Exhibit 10.2 to our Current Report on Form 8-K (File No. 001-41951) filed September 2, 2026 and incorporated herein by reference)

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

†	Management contract or compensatory plan or arrangement.
+	Certain information in this exhibit has been redacted pursuant to item 601(a)(6) of Regulation S-K.
^	Certain information in this exhibit has been redacted pursuant to item 601(a)(5) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Healthcare REIT, Inc. (Registrant)

November 6, 2026	By:	/s/ JEFFREY T. HANSON
Date		Jeffrey T. Hanson
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

November 6, 2026	By:	/s/ ARIC CHANG
Date		Aric Chang
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)